Form 10-K
EASTERN CO
filed 1995-03-30
CIK 31107

                                                       SEC File No. 0-599


                              The Eastern Company

                            Naugatuck, Connecticut









                               United States

                     Securities and Exchange Commission

                                 Form 10-K

                                Annual Report

                              December 31, 1994








Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filings requirements for the last days.


                        Yes  X          No
                           ----           ----

The exhibit index appears on pages 16 and 17.

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 1994       Commission File Number 0-599

                            THE EASTERN COMPANY
             (Exact name of registrant as specified in its charter)

         Connecticut                             06-0330020
  (State or other jurisdiction of               (IRS Employer
  incorporation or organization)             Identification Number)

112 Bridge Street, Naugatuck, Connecticut            06770
 (address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  (203)729-2255

Securities registered pursuant to Section 12(b) of the Act:

Title of each class          Name of exchange on which registered
         None                                 None

Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock No Par Value
                          (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes   X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 24, 1995.

Common Stock, No Par Value -  $37,116,762

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                          Outstanding at February 24, 1995
    Common Stock, No Par Value                        2,775,085

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1994 annual report to shareholders (fiscal year ended December 31, 1994) are incorporated by reference into Parts I and II.

Portions of the annual proxy statement dated March 20, 1995 are incorporated by reference into Part III.
                                       2

                                    PART I

ITEM 1     BUSINESS


     (a)  General Development of Business

     The business of the Registrant is the manufacturing and/or purchasing and sale of a diversified line of products from five operations and three wholly-owned subsidiaries. The Registrant maintains eight physical locations.

     The product lines are grouped into two segments namely, Security Products and Construction.

     The Security Products Group has a wide range of products or items used to close and fasten, in the electronic and industrial markets, retail, transportation, and mining industries. Typical items include heavy-duty hinges, multi-point latching devices, dial combination locks, multi-circuit switch locks, padlocks, lock cylinders, mine roof fasteners, miscellaneous castings and keys.

     The Construction Group covers the warehousing and distribution of materials and fabrication of reinforcing bars for the commercial, industrial, and road building industries. Typical items are rebar, wire mesh, expansion joints and sealers.

     The Registrant is promoting growth by expanding present product lines, and developing new products. In addition, desirable outside product lines, similar to those recently purchased, which complement present lines and/or companies, may be acquired if they generally fit management's expertise in marketing or manufacturing.

     During the year, capital expenditures included the $1 million expansion program at the Registrant's Frazer and Jones Division as well as the normal replacement of equipment. Since the Registrant's facilities remain in excellent condition and no major capital expenditures are anticipated, the 1995 capital expenditures will be primarily for normal equipment replacement. Planned capital programs have been and will continue to be focused on increased productivity, improved product quality and quicker response time through upgraded tools and equipment.

     The sales and distribution channels for all groups are by in-house salesmen, outside representatives, and from the manufacturing plant or centralized warehousing. However, the Registrant continues to place more emphasis on in-house salesmen since they better represent the Registrant's diversified product lines in a variety of markets. Sales are to original equipment manufacturers or to distributors.

     (b)  Financial Information About Industry Segments

     The following portions of the 1994 Annual Report to Shareholders are incorporated herein by reference:

     1.  Note 9 on page 19 entitled "Industry Segments"

     2.  The discussion and table on page 20 entitled "Industry Segments"



     (c)  Narrative Description of Business

     The Registrant operates in two principal industry segments. The Security Products Group has a wide range of products used to close, lock or secure equipment used in the industrial, transportation, and mining industries. The Construction Group is involved in fabricating and warehousing materials used in the commercial, industrial, and road building industries.

     Competitive conditions in the Security Products Group and the Construction Group are very different. Each group has its own peculiarities, but somewhat follows the national economic trend.

     In the Security Products Group, the product lines or items are generally in specialized but diverse markets. While service and quality are the major criteria, the Registrant has developed new products to increase market share, as well as continuing to become more cost efficient and enter new markets. Volume increases at the Registrant's Eberhard Manufacturing division that produces a variety of locks and latching mechanisms, continued throughout 1994. New product introductions including various industrial latching devices and a new more economical lock rod for the truck trailer market contributed to their success. Continued emphasis and success in engineering latching mechanisms at this location is expected. While the underground coal mining market served by the Registrant's Frazer and Jones division was relatively flat in 1994, that location has developed through its engineering resources stronger and more economical expansion fasteners that should improve their activity levels. In addition, with increased capacity now in place Frazer and Jones now has more flexibility in accommodating significantly more contract casting business. The Registrant's Illinois Lock division, while down in some security lock markets, was successful in securing new business in 1994 and has a number of products in the final development stages in its engineering department that are expected to provide opportunities in 1995. The Registrant's CCL Security Products division is expected to increase activity in 1995 as a result of the 1994 purchase of the "Prestolock" brand of combination locks that command a dominant position in the luggage industry. The Registrant's Pacific Rim facilities continue to support the efforts of the Registrant's other locations as well as serving international markets. The Registrant's Canadian subsidiary, Eberhard Hardware Manufacturing Ltd., in spite of the lagging Canadian economy, showed significant improvement.

     The Registrant's Thompson Materials division showed significant improvement over a year ago as the result of improved margins and sales.

     The Registrant's products are sold to distributors, original equipment manufacturers and consumers through direct sales, salesmen and sales representative organizations. In the areas involving mine roof fasteners, locks and hardware, engineering works with sales personnel to provide technical assistance on the sale.

     Raw materials and outside services were readily available from domestic sources during 1994 and are expected to be readily available in 1995 and the foreseeable future.

     Patent protection for the various product lines is fairly limited, but is sufficient to enhance competitive positions. Foreign sales and license agreements are not significant.

     The Registrant's business is not seasonal.

     Customer lists for all groups are broad-based geographically and by markets and sales are not highly concentrated by customer. No customer accounted for 10% or more of the Registrant's consolidated revenue for the year ended December 31, 1994.

     The Registrant continues to maintain a strong balance sheet with working capital at a stable level through strong management control on receivables and inventories.

     While the Registrant generally does not offer extended payment terms to customers, the aging of receivables in the construction materials segment is higher than the Registrant's other operations because of the market practice or custom. The higher aging is normal for the industry and the hold back of payments to contractors and consequently suppliers until construction projects receive final approval is not abnormal. This takes place on bonded (insured) as well as publicly funded jobs and increases the aging of receivables.

     Extra collection effort with greater emphasis on follow up takes place at the Registrant's construction materials operation as well as financial screening of potential and existing customers. In spite of all of the additional collection efforts greater credit risks are involved in the construction industry. Consequently reserves are established to adequately provide for potential uncollectable accounts.

     Quick response to customer orders is becoming more important. Consequently investments in additional inventories are made on a selective basis to meet the rapid delivery requirements of our customers.

     Inventories decreased $1,662,020 and inventory turned 7.4 in 1994 versus
5.8 in 1993. Of this decrease, $1,425,140 or 86% was in work in process or finished goods inventory. The largest portion of this reduction was at the Registrant's Frazer and Jones Division and was part of the 1994 strategy to provide the flexibility of devoting a portion of the manufacturing facility's capacity to products serving other markets.

     Accounts receivable increased $1,336,922 and was primarily due to increased sales. While collection is more difficult in today's environment it is under good control. Average days sales in accounts receivable were 54 days for both 1994 and 1993. The allowance for doubtful accounts decreased $33,296 due to the write off of the balance of a problem account which had been previously provided for. The present $330,024 reserve balance adequately provides for potential uncollectable accounts and is in line with prior years.

     The dollar amount of the levels of orders in the Registrant's backlog is believed to be firm as of fiscal year ended December 31, 1994 at $6,592,000 as against $6,507,000 at January 1, 1994. It is expected that backlog will remain strong throughout 1995.

     The Registrant encounters competition in all of its product areas. The Registrant's security segment has been successful in dealing with this competition by offering high quality diversified products with the flexibility of meeting customer needs on a timely basis. This is accomplished by effectively using its internal engineering resources, cost effective manufacturing capabilities, expanding product lines, national distributors and in house sales personnel targeted to niche markets.

     The Registrant's construction material segment faces regional competition frequently based on price. It competes on the basis of offering, on a timely basis, a wide variety of products, including custom fabricating rebars to satisfy customers individual needs, used on concrete construction.

     Research and development expenditures in 1994 were $371,575 and represented less than 1% of gross revenues. In 1993 and 1992 they were $495,914 and $505,284, respectively. The 1994 projects involved mine roof fasteners, the conversion of a portion of Frazer and Jones production capacity to other markets, transportation and industrial hardware, and locking device hardware.

     Total lease obligations of the Registrant, including buildings, autos and trucks and miscellaneous office equipment, for each of the next five years are $381,223, $387,511, $391,422, $395,333 and $399,103. In 1994,
lease costs were $387,609.

     The average number of employees in 1994 was 485.

     (d) Financial Information about Foreign and Domestic Operations and Export Sales

     The Registrant includes five separate operating divisions located within the United States and a wholly-owned Canadian subsidiary located in Tillsonburg, Ontario, Canada, and a wholly-owned Taiwanese subsidiary located in Taipei, Taiwan and a wholly-owned subsidiary in Hong Kong.

     The Canadian, Taiwanese and Hong Kong subsidiaries' revenue and assets are not significant and are included under industry segment "Security Products Group". Substantially all other revenues are derived from customers located in the United States.

ITEM 2	PROPERTIES

     The executive offices of the Registrant are located in Naugatuck, Connecticut in the two story 8,000 square foot administrative building. The Registrant's former 204,000 square foot Alloy Foundry operation buildings were demolished in 1993. In mid February 1995, the Registrant sold the former Alloy Foundries' plant property for $1,000,000 representing the approximate carrying value (classified as land held for sale on the Balance Sheet).

     All of the Registrant's properties are owned or leased and while being fully utilized are adequate to satisfy current requirements. All of the Registrant's properties have the necessary flexibility to cover any long-term expansion requirements.

     Security Products Group

     The Eberhard Manufacturing Division in Strongsville, Ohio owns 9.6 acres of land and a building containing 95,000 square feet, located in an industrial park. The building is steel frame, one-story, having curtain walls of brick, glass and insulated steel panel. The building has one high bay in which two units of automated warehousing are located. This facility's plant capacity is adequate to satisfy current requirements. However, the extensive acreage and plant design provides for flexibility in expansion requirements.

     The Eberhard Hardware Manufacturing, Ltd., a wholly-owned Canadian subsidiary in Tillsonburg, Ontario, owns land and a building containing 21,000 square feet in an industrial park. The building is steel frame, one-story, having curtain walls of brick, glass and insulated steel panel. It is particularly suited for light fabrication, assembly and warehousing and is adequate for long-term expansion requirements.

     The Frazer and Jones Division in Solvay, New York, owns land and buildings containing 179,000 square feet constructed for foundry use. These facilities are well adapted to handle the division's current and future casting requirements.

     The Illinois Lock Division leases land and a building containing 44,000 square feet in Wheeling, Illinois. The building is brick and located in an industrial park. The five year option was exercised and the lease was extended five years from July 1, 1995 to June 30, 2000 under favorable terms.

     The CCL Security Products Division is located in New Britain, Connecticut where 26,000 square feet of a building is leased. The four storied building is of brick and stone construction. The lease expires on April 30, 1995. It is expected to be renewed with favorable terms.

     The World Lock Co. Ltd., subsidiary leases a brick and concrete building containing 7,870 square feet and is located in Taipei, Taiwan. The lease expires April 15, 1995 and is expected to be renewed with favorable terms.

     Construction Materials Group

     Thompson Materials Division is located in Whippany, New Jersey.   This
operation warehouses and fabricates materials sold to industrial, commercial, and road building contractors. Its 18,000 square foot facility located in Whippany, New Jersey is leased. The lease expires on December 31, 1996 with a five year option.

     All owned properties are free and clear of any encumbrances.

ITEM 3     LEGAL PROCEEDINGS

     In April 1988, Murtha Enterprises Inc. and related parties (collectively "Murtha"), as the result of a February 1987 suit (docket number N-87-52 PCD) brought by the U. S. Environmental Protection Agency (the "EPA") and others, concerning the Beacon Heights and Laurel Park landfills, instituted third-party actions against approximately 200 companies or individuals including the Registrant. The underlying suit against Murtha was settled with EPA and the other parties and the Consent Decree has been approved by the Court.

     On September 22, 1988, the EPA filed a complaint against the Registrant and seven other defendants seeking recovery of present and future response costs incurred by the United States in conjunction with the Beacon Heights landfill. The complaint alleged total damages of approximately $1.8 million ($1.3 million actual and $.5 million future). On October 31, 1988 the court consolidated the EPA action against the Registrant with the other cases under docket number N-87-52 (PCD).

     By complaint dated September 6, 1990, the Beacon Heights Coalition (the "Beacon Coalition"), a group of parties who have entered into a consent order with EPA, instituted a direct action against the Registrant and approximately 400 other named parties concerning the Beacon Heights landfill. The Beacon Coalition claimed that these defendants generated or transported hazardous substances disposed of at the Beacon Heights landfill, and are therefore responsible for a share of the Beacon Coalition's response costs.

     The Registrant has filed answers to both the EPA Complaint and the Beacon Coalition Complaint.

     In March 1991, a Laurel Park Coalition which did not include the Registrant entered into Consent Decree and Administrative Order by Consent with the EPA and the State of Connecticut to remediate the Laurel Park landfill. The Consent Decree has been approved by the Court.

     In May 1991, EPA and the State of Connecticut ("State") each filed a complaint against the Registrant and three other defendants seeking recovery of present and future response costs incurred in connection with the Laurel Park landfill. The EPA claims costs in excess of $1.8 million and the state claims costs in excess of $2.5 million. On July 1, 1991, the court consolidated these actions against the Registrant with the other cases under docket number N-87-52 (PCD). The Registrant filed answers to both of these complaints.

     By order dated February 5, 1994, the court granted a motion filed by Registrant for judgment on the pleadings against EPA and the state with respect to each of their claims against Registrant. By motions dated February 22, 1994 and February 23, 1994, EPA and the state respectively moved for reconsideration of the court's order. As of this date, the court has not taken any action on the motions for reconsideration.

     By order dated February 8, 1994, the court permitted the Laurel Park Coalition to file a complaint against eight parties including the Registrant, which claims will be assigned for trial if the Coalition files a complaint.

     On June 24, 1994, the Registrant settled all claims with both the Beacon Heights Coalition and the Laurel Park Coalition and the respective complaints against the Registrant on behalf of the Coalitions were dismissed by stipulation. No complaints are now pending in the U.S. District Court involving the Registrant. It is likely, however that the EPA and the state will appeal the dismissal of their complaints against the Registrant and other parties.

     The Registrant will continue to vigorously pursue its legal interest in this matter. The Registrant believes that these actions will not have a materially adverse impact on the Registrant's consolidated financial position, operating results or liquidity.

     There are no other material legal proceedings, other than ordinary routine litigation incidental to the business, to which either the Registrant or any of its subsidiaries is a party to or by which any of their property is the subject.


ITEM 4     SUBMISSION OF MATTERS TO SHAREHOLDERS

     None

                                    PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS


     The portion of the 1994 Annual Report to Shareholders appearing on page 24 under the heading "Common Stock Market Prices and Dividends" is incorporated herein by reference.


ITEM 6     SELECTED FINANCIAL DATA

     The financial data on page 21 of the 1994 Annual Report to Shareholders, captioned "1994 - 1985 Summary of Operations" is incorporated herein by reference.


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following portions of the 1994 Annual Report to Shareholders are incorporated herein by reference:

     (a) All of the material in the Chairman's and President's Letter and the Highlights of Operations found on pages 2 and 3 of the Annual Report.

     (b) All of the material on pages 22 and 23 under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations" and three subheadings appearing thereafter.

ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Registrant and its subsidiaries and report of independent auditors included on pages 10 to 20 of the Annual Report to shareholders for the fiscal year ended December 31, 1994 are incorporated herein by reference as follows:

     (a)  Consolidated Balance Sheets -- December 31, 1994 and January 1,
          1994.

     (b) Consolidated Statements of Income -- Fiscal years ended December 31, 1994, January 1, 1993 and January 2, 1993.

     (c) Consolidated Statements of Shareholders' Equity -- Fiscal years ended December 31, 1994, January 1, 1994 and January 2, 1993.

     (d) Consolidated Statements of Cash Flows -- Fiscal years ended December 31, 1994, January 1, 1994 and January 2, 1993.

     (e) Notes to Consolidated Financial Statements -- December 31, 1994, January 1, 1994 and January 2, 1993.

     With respect to Quarterly Results of Operations there are incorporated herein by reference the following additional portions of the 1994 Annual Report to Shareholders:

     (a) The portion of the 1994 Annual Report to shareholders appearing on page 24 under the heading "Quarterly Results of Operations" is incorporated herein by reference.

     (b) Paragraphs 4, and 13 under the caption "Results of Operations" on pages 22 and 23.

     (c) Five paragraphs on page 23 under the caption "Impact of Inflation and Changing Prices."

     With respect to stock options, the Registrant notes that stock options did not have a materially dilutive effect on net income per share for the fiscal years ended December 31, 1994, January 1, 1994 and January 2, 1993.

     There are incorporated herein by reference the portions of the Registrant's definitive proxy statement filed with the Commission pursuant to Regulation 14A since the close of its fiscal year, which involve Stock Options, the information appearing on pages 4, 6, 7, 10, 11 and 12.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III


ITEM 10    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     There are incorporated herein by reference the portions of the Registrant's definitive proxy statement filed with the Commission pursuant to regulation 14A since the close of its fiscal year, which involve the election of Directors, the information appearing on pages 3 through 4 of said proxy statement, being the portion captioned "2. Election of Two Directors." The Registrant's only Executive Officers are Russell G. McMillen, Chairman, Stedman G. Sweet, President and Chief Executive Officer, and Donald E. Whitmore, Jr., Vice President, Secretary, Treasurer and Principal Financial Officer.


ITEM 11     EXECUTIVE COMPENSATION

     There are incorporated herein by reference the portions of the Registrant's definitive proxy statement filed with the Commission pursuant to Regulation 14A since the close of its fiscal year, which involve the election of Directors, the information appearing on pages 5 through 7 and pages 9 through 11 of said proxy statement.

ITEM 12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  Security ownership of certain beneficial owners - The following table sets forth, as of February 24, 1995, certain information with respect to any person who is known to the Registrant to be the beneficial owner of more than five percent of the Registrant's outstanding securities.
                                         Amount/Nature         Percent
                 Name/Address of         of Beneficial            of
Title of Class   Beneficial Owner          Ownership            Class
Common, No     Bank of Boston Connecticut  287,250 <F1>          9.9%
par value      or one of its nominees
               81 West Main Street,
               Waterbury, CT  06702

Common, No     Dimensional Fund            203,400 <F2>          7.0%
par value      Advisors, Inc.
               1299 Ocean Avenue
               Suite 650
               Santa Monica, CA 90401

Common, No     The First National Bank     178,726               6.2%
par value      of Boston or one of its
               nominees
               100 Federal Street
               Boston, MA  02110

<F1>
Bank of Boston Connecticut holds 287,250 of these shares as Trustee under The Eastern Company pension plans for salaried and for hourly employees. The Trustee has exclusive authority and discretion to manage and control the assets of these respective funds and to exercise the right to vote shares of the Company's common stock held in these funds.
<F2>
Dimensional Funds Advisors Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 203,400 shares of Eastern Company stock as of February 24, 1995, all of which are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.

     (b)  Security ownership of management:
                      Name of Beneficial    Amount and Nature of      Percent
Title of Class        Owner                 Beneficial Ownership      of Class
Common, No par value  John Everets, Jr.        11,250                    .4%

Common, No par value  Charles W. Henry         13,750                    .5%

Common, No par value  Ole K. Imset             11,550                    .4%

Common, No par value  Leonard F. Leganza        14,250                   .5%

Common, No par value  Russell G. McMillen      119,256                  4.1%

Common, No par value  David C. Robinson         22,050                   .8%

Common, No par value  Michael G. Sendzimir      26,859                   .9%

Common, No par value  Stedman G. Sweet          74,994                  2.4%

Common, No par value  Donald S. Tuttle III      11,850                   .4%

Common, No par value  Donald E. Whitmore, Jr.   35,376                  1.2%

Common, No par value  Directors and Officers   390,614                 13.5%
                      of the Registrant as a
                      group

     (c)  Changes in Control

     Not Applicable.

ITEM 13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          (a)  Not applicable

          (b) There are incorporated herein by reference the portions of the Registrant's definitive proxy statement filed with the Commission pursuant to Regulation 14A since the close of its fiscal year, which involve the Election of Directors, the information appearing on pages 3 and 4 of said proxy Statement, being the portion captioned "1. Election of Two Directors".

          (c)  Not applicable.

          (d)  Not applicable.

                                    PART IV

ITEM 14         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Documents filed as part of this report.

     1 and 2. The response to this portion of Item 14 is submitted as a separate section of this report appearing on page 19.

        3.        Exhibits

                  3) Restated Certificate of Incorporation dated August 14, 1991 and Amended and Restated By-Laws dated February 13, 1991, are incorporated by reference to the Registrant's Annual Report on 10-K for the fiscal year ended December 28, 1991 and the Registrant's Form 8-K filed on February 13, 1991.

                 (4) (a) Letter to all shareholders of the Registrant, dated September 20, 1991 describing the Registrant's redemption of shareholders Purchase Rights dated August 29, 1986 and the issuance of a new Purchase Rights dividend distribution; "Summary of Rights to Purchase Common Stock," as enclosed with said letter to shareholders are incorporated by reference to the Registrant's Annual Report on 10-K for the fiscal year ended December 28, 1991.
                 (b) Rights Agreement entered into between the Registrant and The First National Bank of Boston, dated as of September 16, 1991 incorporated by reference to the Registrant's Form 8-K filed on September 16, 1991.
                 (c) The First Amendment dated as of November 11, 1992 to the Rights Agreement dated as of September 16, 1991 between The Eastern Company and The First National Bank of Boston is incorporated by reference to the Registrant's Annual Report on 10-K for the fiscal year ended January 2, 1993.

                 (10) (a) Employment Agreement dated May 1, 1993 with Stedman G. Sweet is incorporated by reference to Registrant's Annual Reports on 10-K for the fiscal year ended December 31, 1994.
                 (b) Employment Agreement dated May 1, 1994 with Donald E. Whitmore, Jr. is attached beginning on page 23.

                 (c) Amendment to the Deferred Compensation Agreement dated May 1, 1988 is incorporated by reference to Registrant's Annual Report on 10-K for the fiscal year ended December 31, 1988. The Deferred Compensation Agreement with Russell G. McMillen dated October 28, 1980 and amended on March 27, 1986 is incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1987.
                 (d) Deferred compensation Agreement dated August 16, 1994 with Stedman G. Sweet is attached beginning on page 36.
                 (e) Supplemental Retirement Pan dated August 16, 1994 with Stedman G. Sweet is attached beginning on page 46.

                 (11) Statement Re: Computation of Per Share Earnings is attached on page 71.

                 (13) 1994 Annual Report to Shareholders attached hereto on page 72.

                 (22)  List of subsidiaries as follows:

                 Eberhard Hardware Mfg. Ltd., a private corporation organized under the laws of the Province of Ontario, Canada.

                 World Lock Co. Ltd., a private corporation organized under the laws of Taiwan (The Republic of China).

                 World Security Industries Co. Ltd., a private corporation organized under the laws of Hong Kong.

                (23) Consent of independent auditors attached hereto beginning on page 20.

                (99) Financial Statements and Supplemental Schedules and report of independent auditors for the period from May 1, 1994 to December 31, 1994 of The Eastern Company Savings and Investments Plan is attached beginning on page 60.

(b)  Reports on Form 8-K.

     There were no reports on Form 8-K filed during the last quarter of the fiscal year ended December 31, 1994.

(c)  The required Exhibits are listed in (a) 3. above.

(d)  Financial statement schedules.

     The response to this portion of Item 14 is submitted as a separate section of this report beginning on page 22.

SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 23, 1995                      THE EASTERN COMPANY

                                          By
                                          Donald E. Whitmore, Jr.
                                          -----------------------
                                          Donald E. Whitmore, Jr.
                                          Director, Vice President, Treasurer,
                                          Secretary and Principal Financial
                                          Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Russell G. McMillen
-------------------
Russell G. McMillen                                     March 23, 1994
Director and Chairman

Stedman G. Sweet
----------------
Stedman G. Sweet                                        March 23, 1994
Director, President
and Chief Executive Officer

Donald E. Whitmore, Jr.
-----------------------
Donald E. Whitmore, Jr.                                 March 23, 1994
Director, Vice President, Treasurer,
Secretary and Principal Financial Officer

John Everets
------------
John Everets                                            March 23, 1994
Director

Charles W. Henry
----------------
Charles W. Henry                                        March 23, 1994
Director

Ole K. Imset
------------
Ole K. Imset                                            March 23, 1994
Director

Leonard F. Leganza
------------------
Leonard F. Leganza                                      March 23, 1994
Director

David C. Robinson
-----------------
David C. Robinson                                       March 23, 1994
Director

Donald S. Tuttle III
--------------------
Donald S. Tuttle III                                    March 23, 1994
Director

                    The Eastern Company and Subsidiaries

                         Form 10-K-Item 14(a)(1)and(2)


           Index to Financial Statements and Financial Statement Schedule


The following consolidated financial statements of The Eastern Company and subsidiaries and report of independent auditors, included in the annual report of the registrant to its shareholders for the fiscal year ended December 31, 1994 are incorporated by reference in Item 8:

     Report of Independent Auditors

     Consolidated balance sheets - December 31, 1994 and January 1, 1994.

     Consolidated statements of income-Fiscal years ended December 31, 1994, January 1, 1994 and January 2, 1993.

     Consolidated statements of shareholders' equity -Fiscal years ended December 31, 1994, January 1, 1994 and January 2, 1993.

     Consolidated statements of cash flows- Fiscal years ended
     December 31, 1994, January 1, 1994 and January 2, 1993.


     Notes to consolidated financial statements

The following consolidated financial statement schedule of The Eastern Company and subsidiaries is included in Item 14(d):


     Schedule II - Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are either not required under the related instructions or are inapplicable, and therefore have been omitted.

                     Consent of Independent Auditors

We consent to the incorporation by reference in this Annual Report(Form 10-K) of The Eastern Company of our report dated January 31, 1995, included in the 1994 Annual Report to Shareholders of the Eastern
Company.

Our audits also included the financial statement schedule of The Eastern Company listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-29452) pertaining to The Eastern Company 1983 Stock Option Plan, Registration Statement (Form S-8 No.2-86285) pertaining to The Eastern Company 1989 Stock Option Plan and Registration Statement (Form S-8 No.33-79324) pertaining to The Eastern Company Savings and Investment Plan of our report dated January 31, 1995, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedule included in this Annual Report (Form 10-K) of the Eastern Company.


Hartford, Connecticut                             Ernst & Young LLP
March 27, 1995                                    Ernst & Young LLP

                       Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statement(Form S-8 No.33-79324)pertaining to The Eastern Company Savings and Investment Plan of our report dated February 24, 1995, with respect to the financial statements and schedules of The Eastern Company Savings and Investment Plan for the year ended December 31, 1994 included in this Annual Report(Form 10-K)as Exhibit 99 for the fiscal year ended December 31, 1994.


Hartford, Connecticut                                 Ernst & Young LLP
March 27, 1995                                        Ernst & Young LLP

The Eastern Company and Subsidiaries
Schedule II--Valuation and Qualifying Accounts
            COL. A                          COL. B                          COL. C                    COL. D           COL. E
                                                                          ADDITIONS
         Description                        Balance at             (1)                   (2)                         Balance
                                            Beginning          Charged to Costs   Charged to Other    Deductions-    at End of
                                            of Period          and Expenses       Accounts-Describe   Describe       Period
Fiscal year ended December 31, 1994:
  Deducted from asset accounts:
    Allowance for doubtful                  $363,320            $120,000                               $153,296 <F1>   $330,024
Fiscal year ended January 1, 1994:
  Deducted from asset accounts:
    Allowance for doubtful                  $829,900            $114,988                               $581,568 <F2>   $363,320
Fiscal year ended January 2, 1993:
  Deducted from asset accounts:
    Allowance for doubtful                  $314,607            $632,102                               $116,809 <F3>   $829,900

<F1>
Uncollectible accounts written off, net of recoveries
<F2>
Uncollectible accounts written off, net of recoveries
<F3>
Uncollectible accounts written off, net of recoveries

                                     22

                          EMPLOYMENT AGREEMENT


     THIS AGREEMENT, entered into as of the 1st day of May, 1994, between THE EASTERN COMPANY, a Connecticut corporation with its principal place of business located in Naugatuck, Connecticut, (hereinafter the "Company") and DONALD E. WHITMORE, JR., an individual residing at 151 Roseanna Road, Plantsville, Connecticut 06479, (hereinafter the "Employee").

     1. Employment. The Company hereby employs the Employee, and the Employee hereby accepts employment, on the terms and conditions hereinafter set forth.

     2. Term. The term of this Agreement shall begin on May 1, 1994, and shall terminate on May 1, 1996 unless renewed by the parties as hereinafter provided.

     3. Compensation. The Company will pay to the Employee as compensation for Employee's services hereunder an annual salary of not less than One Hundred Twenty-Two Thousand Five Hundred Dollars ($122,500.00) payable in equal installments on each pay date for full time employees of the Company. In addition, the Company shall also reimburse the Employee for all reasonable expenses necessarily incurred by Employee in the performance of Employee's duties hereunder. The Employee's salary shall be reviewed by the appropriate committee of the Board of Directors of the Company at the same time as salaries of other executives are reviewed and nothing in this Agreement shall be deemed to prohibit an increase in the annual salary of the Employee if such committee so recommends and the Board of Directors approves.

During the term of this Agreement, including any renewal period, for each fiscal year of the Company, the Employee shall have the opportunity to earn and receive bonus incentive compensation as he may become entitled to receive under The Eastern Company Executive Bonus Plan adopted February 14, 1968, and currently in effect (the "Bonus Plan"). It is expressly understood and agreed, however, that the Company shall have the right to modify, substitute or terminate said Bonus Plan, provided that the Employee will be entitled to receive bonus incentive compensation under any modified or substituted plan (or under a new plan solely for his benefit if such Bonus Plan is terminated) which is at least as beneficial to the Employee as the Bonus Plan in effect on the commencement date of this Agreement. The Employee shall likewise have the benefit of any future improvements in said Bonus Plan.

     In the event that the Company breaches its obligations under this Agreement, including, without limitation, the obligation to continue the employment of the Employee until the termination date, then the Company shall pay to the Employee, as liquidated damages: (a) a sum equal to his annual salary at the then current annual rate; (b) a sum equal to his total compensation for the prior fiscal year of the Company and (c) any compensation which would have been payable to the Employee under the Company's Bonus Plan (or any substitute plan) had he continued in the employment of the Company until after the close of the then current fiscal year. All payments under this paragraph, however, will be subject to the limitations set forth in Schedule A attached hereto and made a part hereof.

     4. Duties. The Employee is engaged as the Vice President and Chief Financial Officer of the Company and to perform such other duties as may from time to time be required of Employee by the Board of Directors of the Company, subject to Section 5. The Employee agrees to serve as a member of the Board of Directors if elected by the shareholders and as a member of the Board of Directors of any subsidiary or affiliated corporation if appointed, all without any additional compensation.

     5. Extent of Services. During the continuation of Employee's employment pursuant to this Agreement the Employee shall devote his full time during regular business hours to the business of the Company, and shall use his best endeavors to promote its interests and welfare. The Employee shall report to the Board of Directors of the Company and he will carry out such duties consistent with his position as may be reasonably assigned or delegated to him by the Directors. The Company will not change the Employee's place of employment from its main office in Naugatuck, Connecticut, nor change his duties so as to necessitate a change in residence to another state, without his consent.

     6. Additional Benefits. In addition to the compensation provided for in Section 3 hereof, the Company will provide the Employee with the benefits of all its employee benefit programs for full time executive officers of the Company including, without limitation, any pension, profit sharing, 401(k), stock options, medical and life insurance coverages provided to active and retired employees, together with such additions thereto as may from time to time be made, participation to be upon the same terms and conditions as generally relate to such full time executive officers. It is expressly understood and agreed, however, that the Company shall have the right to terminate, modify or substitute for any or all of such programs, provided that the Employee will be entitled to benefits under any modified or substituted programs (or a program established for him) which are at least as beneficial to the Employee as the programs in effect on the commencement date of the term hereof. The Employee shall also be entitled to a vacation each year in accordance with existing Company policy (but in no event less than four (4) weeks) and such other holiday and similar rights and privileges as are enjoyed generally by such full time executive officers.

     7. Consent to Insurance Procedures. The Employee agrees that the Company may from time to time apply for and take out in its own name and at its own expense such life, health, accident or other insurance upon the Employee as the Company may deem necessary or advisable to protect its interests hereunder. The Employee agrees to submit to any medical or other examination necessary for such purpose and to assist and cooperate with the Company in procuring such insurance. The Employee agrees that Employee shall have no right, title or interest in and to such insurance whether presently existing or hereafter procured.

     8. Nondisclosure. Employee will not, during Employee's employment or thereafter: (i) disclose to any person, or permit any person to have access to, any information or knowledge (including, without limitation, customer lists, price data, marketing information, and, in addition, any information of any present or prospective customer or consultant of the Company for whom the Company holds information in confidence), whether patentable or not, relating to the Company's business, manufacturing methods, tooling, processes, techniques, products, software, access codes, or research obtained by Employee while in the employ of the Company, and whether prepared by the Employee or others, to the extent such information or knowledge constitutes Confidential Information as defined below; (ii) use any such Confidential Information except for the Company's benefit; or (iii) copy any papers or other records or remove them from the Company property, except as may be necessary in the performance of Employee's duties hereunder. The Employee agrees that information and knowledge shall be deemed Confidential Information, unless it:

(i) is already known to the Employee at the time of Employee's receipt thereof and the Employee can demonstrate such knowledge by Employee's written records;
(ii) is or becomes publicly known through no wrongful act of the Employee;
(iii) is approved for release by written authorization of the Company; or (iv) is not proprietary in nature, or sensitive with respect to the Company's business or likely to aid and assist a competitor.

     9. Covenant Not to Compete. Employee agrees that: (a) during the term of Employee's employment by the Company, and (b) in the event a Change in Control has not occurred, for the two (2) year period immediately following the termination of such employment (such period not to include any period of violation or period of time required for litigation to enforce this convenant), Employee will not, without the prior written consent of the Company, render services directly or indirectly (whether as an officer, director, consultant, Partner or otherwise) to any Conflicting Organization in any portion of the United States or any other country in which the products of the Company are actively marketed or where one or more offices of the Company is now or hereafter located (the "Territory"), except that the Employee may accept employment with a Conflicting Organization whose business is diversified and which, as to part of its business, is not a Conflicting Organization, Provided that the Company, prior to the Employee's accepting such employment, shall receive from such Conflicting Organization and from the

Employee written assurances satisfactory to the Company that the Employee will not render services directly or indirectly in connection with any Conflicting Product. The two (2) year post-termination non-competition period set forth herein shall not apply in the event a Change in Control has occurred.

     (a) The term "Change in Control" shall mean a change in ownership or effective control of the Company or a change in ownership of a substantial portion of the assets of the Company. Whether or not a Change in Control has occurred will be determined in conformity with the requirements of Section 280G(b)(2)(A)(i) of the Internal Revenue Code of 1986, as amended and the regulations promulgated pursuant thereto.

     (b) The term "Conflicting Organization," as used herein means any individual or organization who or which is engaged in research on, or development, production, assembly, processing, marketing or selling of, a Conflicting Product. The term "Conflicting Product", as used herein, means any product, process or service of any individual or organization, other than the Company and any parent corporation which competes, or would compete, with a significant product with respect to which the Employee, in the course or as a result of Employee's employment by the Company, acquires or has access to Confidential Information, as defined in Section 8 above.

     (c) It is understood that in any new employment, the Employee may use his ordinary skill and non-confidential knowledge, even though said skill and non-confidential knowledge may have been gained at the Company,

     (d) In addition, the Employee shall not, during the term of his employment and (in the event a Change in Control has not occurred) for two (2) years thereafter, hold directly or indirectly an interest in any business which is competitive with the business of the Company without the Permission of the Board of Directors. A stock ownership of five percent (5%) or less of a business shall not be such an "interest" contemplated hereunder.

     (e) As used in this Section 9, the term "Company" includes the Company, its affiliated and subsidiary corporations.

     10. Assignment of Inventions. Employee assigns, and will promptly disclose and assign, to the Company exclusively, all inventions, discoveries, improvements, devices, tools, machines, apparatus, appliances, designs, software, practices, processes, methods, formulae, products, trade secrets and the like (hereinafter collectively called "inventions"), whether or not patentable, directly or indirectly useful in or related to the Company's business, which Employee shall make, originate, conceive or reduce to practice, either solely or jointly with others, during the term of Employee's employment by the Company; and Employee further agrees that during and after the term of Employee's employment, without charge to the Company but at the

Company's expense, Employee will execute, acknowledge and deliver any and all papers and take any other reasonable actions necessary or helpful for the Company to obtain patents for its own benefit on said inventions in any and all countries or to otherwise protect and secure the Company's interests in said inventions; said patents, applications for patents and inventions to remain the property of the Company whether patented or not.

     11. Company Property. Employee recognizes, further, that all tools, equipment and parts and all drawings, blueprints, software, access codes, data, records, reports, notes, compilations, other recorded matter, and copies or reproductions thereof, relating to the Company's operations, activities or business, made or received by Employee during any period of Employee's employment with the Company are and shall be the property of the Company exclusively, and Employee will keep the same at all times subject to its control and, unless the Company otherwise consents in writing, will surrender the same at the termination of Employee's employment, if not before.

     12. Remedies for Breach. In the event of Employee's breach or threatened breach of any provision of Sections 8 through 11 hereof, the Company shall be entitled to an injunction restraining Employee from such breach. Nothing herein shall be construed as prohibiting the Company from pursuing any other remedies available to it, including the recovery of damages from Employee.

     13. Severance Provision. In case any one or more of the provisions contained in this Agreement shall, for any reason, be held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other provision of this Agreement, but this Agreement shall be construed as if such invalid, illegal or unenforceable provision or provisions had never been contained herein. If, moreover, any one or more of the provisions contained in this Agreement shall, for any reason, be held to be excessively broad as to time, duration, geographical scope, activity or subject, it shall be construed, by limiting and reducing it, so as to be enforceable to the fullest extent compatible with the applicable law as it shall then appear.

     14. Disability Termination. If the Employee shall at any time be incapacitated by illness from rendering services of the character contemplated hereby for six (6) consecutive calendar months the Company may terminate this Agreement thereafter upon giving not less than sixty (60) days prior written notice to the Employee of its intention to do so and specifying said termination date. If the Employee shall have resumed his duties hereunder prior to the expiration of such sixty (60) day period, such notice of termination shall be deemed of no force or effect and this Agreement shall continue in full force as though such notice of termination had not been given. Upon termination of this Agreement under this Section l4, all of the respective obligations of the Company and the Employee under this Agreement shall terminate except those obligations which would continue after expiration of the term of this Agreement had it continued until such date.

     15. Non-Waiver. This Agreement may be amended, modified, superseded or terminated, and any of the terms, covenants, representations, warranties or conditions hereof may be waived, only by a written instrument executed by the Employee and the Company, or, in the case of a waiver, by or on behalf of the party or parties waiving compliance. The failure of any party at any time or times to require performance of any provision hereof shall in no manner affect the right at a later time to enforce the same. No waiver by any party of any conditions, or of any breach of any term, covenant, representation or warranty contained in this Agreement, in any one or more instances, shall be deemed to be construed as a further or continuing waiver of any such condition or breach or a waiver of any other condition or of any breach of any other term, covenant, representation or warranty.

     l6.     Binding Effect.  This Agreement and the rights and obligations hereunder shall inure to the benefit of, and be binding upon, the heirs, executors, administrators and assigns of the Employee and the Company's successors and assigns.

     17. Notice. Any notice required or permitted to be given under this Agreement shall be sufficient if in writing and sent by national courier service or by registered, certified, or express mail to Employee's residence in the case of the Employee or to its principal office in the case of the Company.

     18. Entire Agreement. This Agreement contains the entire understanding among the parties hereto with respect to the subject matter hereof, and supersedes all prior and contemporaneous agreements and understandings, inducements or conditions, express or implied, oral or written, except as herein contained. This Agreement may not be modified or amended other than by an agreement in writing and signed by the parties hereto.

     19. Applicable Law. This Agreement shall be interpreted in accordance with the laws of the State of Connecticut.

     IN WITNESS WHEREOF, the parties hereto have set their hands and seals this 27th day of April, 1994.

                                        THE EASTERN COMPANY



                                        By
                                        Stedman G. Sweet
                                        ----------------
                                        Stedman G. Sweet
                                        President & Chief Executive Officer


                                        Donald E. Whitmore, Jr.
                                        -----------------------
                                        Donald E. Whitmore, Jr.

                                   SCHEDULE A

     In the event that payments become due under Section 3 hereof because of termination which is the result of a "change in control" as used for purposes of Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"), then the present value of all payments to be made to the Employee following such change in control (after taking into account other payments included within said Section 280G) shall not exceed 2.99 times the average of the annual compensation which was payable to the Employee by the Company (or any corporation affiliated with the Company ("Affiliate") within the meaning of
Section 1504 of the Code) and includible in his gross income for Federal income tax purposes for the five calendar years (the "Base Period") preceding the calendar year in which a change in control of the Company occurred. Such average shall be determined in accordance with any temporary or final regulations promulgated under Section 280G(d) of the Code. Compensation payable to the Employee by the Company (or an Affiliate) shall include every type and form of compensation includible in his gross income in respect of his employment by the Company (or an Affiliate), including compensation income recognized as a result of the exercise of stock options or sale of the stock so acquired, except to the extent otherwise provided in temporary or final regulations promulgated under Section 280G(d) of the Code.

DEFERRED COMPENSATION AGREEMENT
FOR THE CHIEF EXECUTIVE OFFICER OF
THE EASTERN COMPANY


	Table of Contents

                              										  	 Page

ARTICLE 1	DESIGNATION AND PURPOSE

			1.1	Designation.......................... 38
			1.2	Purpose.............................. 38

ARTICLE 2	DEFINITIONS....................... 38

ARTICLE 3	DEFERRED BENEFITS

			3.1	Amount of Deferred Benefits.......... 39
			3.2	Payment of Deferred Benefits......... 39

ARTICLE 4	EARLY DEFERRED BENEFITS

			4.1	Amount of Early Deferred Benefits.... 39
			4.2	Payment of Early Deferred Benefits... 39

ARTICLE 5	DEATH BENEFITS

			5.1	Amount of Death Benefits............. 39

ARTICLE 6	TERMINATION OF EMPLOYMENT

			6.1	Vested Benefits...................... 40

ARTICLE 7	OTHER  PROVISIONS

			7.1	Funding.............................. 40
			7.2	Other Plan Benefits.................. 41
			7.3	Consent to Insurance Procedures...... 41
			7.4	Benefits Not Assignable.............. 41
			7.5	Assumption of Agreement by Successor. 41

ARTICLE 8	TERMINATION OF BENEFIT PAYMENTS

			8.1	Termination of Benefit Payments...... 42

ARTICLE 9	ADMINISTRATION

			9.1	Administrator........................ 42
			9.2	Powers of Administrator.............. 43
			9.3	Facility of Payment.................. 43

ARTICLE 10	BENEFIT CLAIMS PROCEDURE

			10.1	Claims for Benefits.................. 43
			10.2	Request for Review of Denial......... 44
			10.3	Decision on Review of Denial......... 44

ARTICLE 11	AMENDMENT AND TERMINATION

			11.1	Right to Amend......................  44
			11.2	Right to Terminate..................  44

ARTICLE 12	MISCELLANEOUS

			12.1	Titles are for Reference Only.......  44
			12.2	Construction........................  44
			12.3	No Contract.........................  44
			12.4	Spouse's Rights.....................  45

	DEFERRED COMPENSATION AGREEMENT
	FOR THE CHIEF EXECUTIVE OFFICER OF
	THE EASTERN COMPANY


	The Eastern Company, a Connecticut corporation having its principal office at 112 Bridge Street, Naugatuck, CT 06770 (hereinafter "Company"), does hereby make a deferred compensation agreement with its chief executive officer on the terms and conditions hereinafter set forth:


	ARTICLE 1
	DESIGNATION AND PURPOSE

	1.1	Designation.  The Agreement is designated the "Deferred
Compensation Agreement for the Chief Executive Officer of The Eastern
Company".

	1.2	Purpose.  Under the direction and leadership of its chief
executive officer, the Company has shown substantial growth in size and earnings. The purpose of this Agreement is to assure the Company that its chief executive officer will remain with the Company and continue his direction and leadership by providing him with deferred compensation benefits.


	ARTICLE 2
	DEFINITIONS

	When used herein, each of the words and phrases defined hereinafter shall have the following meaning unless a different meaning is clearly required by the context of the Agreement.

	2.1	"Agreement" shall mean the Deferred Compensation Agreement for the
Chief Executive Officer of The Eastern Company set forth herein and in all subsequent amendments hereto.

	2.2	"Code" shall mean the Internal Revenue Code of 1986, as amended.

	2.3	"Company" shall mean The Eastern Company and any successor to any such entity which assumes the obligations of this Agreement by execution of a written agreement adopting this Agreement.

	2.4	"Deferred Benefit" shall mean a monthly benefit of five thousand dollars ($5,000), payable for a period of one hundred eighty (180) consecutive months.

	2.5	"Executive" shall mean Stedman G. Sweet, the chief executive officer of the Company.

	2.6	"Spouse" shall mean the person who is legally married to the
Executive on the earlier of his date of death or the date of his Termination of Employment.

	2.7	"Termination of Employment" shall mean termination of employment with the Company and all affiliates of the Company, whether voluntarily or involuntarily.


	ARTICLE 3
	DEFERRED BENEFITS

	3.1	Amount of Deferred Benefits.  If the Executive retires upon
reaching age sixty-five (65) or (with the consent of the Company) after reaching age sixty-five (65), he shall be entitled to receive the Deferred Benefit hereunder.

	3.2	Payment of Deferred Benefits.  Upon the Executive's retirement at or (with the consent of the Company) after reaching age sixty-five (65), the Company shall commence payment of the Deferred Benefit described in Section
3.1 as of the date of his Termination of Employment. Such benefit shall be payable in monthly payments for a period of one hundred eighty (180) consecutive months.


	ARTICLE 4
	EARLY DEFERRED BENEFITS

	4.1	Amount of Early Deferred Benefits.  If the Company and the
Executive mutually agree, the Executive may retire on a date prior to the date on which he reaches age sixty-five (65). If the Executive and the Company so agree, the Executive shall be entitled to receive the Deferred Benefit hereunder.

	4.2	Payment of Early Deferred Benefits.  Upon the Executive's early retirement pursuant to Section 4.1, the Company shall commence payment of the Deferred Benefit described in Section 4.1 as of the date of his Termination of Employment. Such benefit shall be payable in monthly installments for a period of one hundred eighty (180) consecutive months.

	ARTICLE 5
	DEATH BENEFITS

	5.1	Amount of Death Benefits.

	(a)	In the event of the death of the Executive prior to his
Termination of Employment, the Executive's surviving Spouse shall receive the Deferred Benefit. The Deferred Benefit shall commence on the first day of the month following the Executive's death and shall be payable for a period of one hundred eighty (180) consecutive months. If the Executive's surviving Spouse dies prior to the payment of one hundred eighty (180) consecutive monthly payments, all further payments shall cease.

	(b)	In the event the Executive dies after the payment of the Deferred
Benefit has commenced pursuant to Section 3.2 or Section 4.2 but before the receipt of one hundred eighty (180) consecutive monthly payments, the balance of said payments shall be paid to the Executive's surviving Spouse. If the Executive's surviving Spouse dies prior to the payment of an aggregate of one hundred eighty (180) monthly payments to the Executive and his surviving
Spouse, all further payments shall cease.


	ARTICLE 6
	TERMINATION OF EMPLOYMENT

	6.1	Vested Benefits.  The Executive shall not be eligible to receive any Deferred Benefit under this Agreement if he incurs a Termination of Employment before he reaches age sixty-five (65), unless such Termination of Employment is due to his death or the Company consents to his retirement prior to age sixty-five (65).


	ARTICLE 7
	OTHER PROVISIONS

	7.1	Funding.

	(a)	It is the intention of the Company, the Executive, his surviving
Spouse, and each other party to the Agreement that the arrangements hereunder be unfunded for tax purposes and for purposes of Title I of ERISA. The rights of the Executive and his surviving Spouse shall be solely those of a general unsecured creditor of the Company. The Agreement constitutes a mere promise by the Company to make benefit payments in the future.

	(b)	Any trust which may be created by the Company and any assets which may be held by the trust to assist the Company in meeting its obligations under the Agreement will conform to the terms of the model trust described in Revenue Procedure 92-64 issued by the Internal Revenue Service (or any successor thereto).

	(c)	The Company may direct that payments be made before they would otherwise be due if, based on a change in the Federal tax or revenue laws, a published ruling or similar announcement issued by the Internal Revenue Service, a regulation issued by the Secretary of the Treasury, a decision by a court of competent jurisdiction involving the Executive or his Spouse or a closing agreement made under Section 7121 of the Code that is approved by the

Internal Revenue Service and involved the Executive or his Spouse, the Company determines that the Executive or his Spouse has or will recognize income for Federal income tax purposes with respect to amounts that are or will be payable under the Agreement before they are to be paid. Amounts so paid shall then be used as an offset to the benefits, if any, thereafter payable hereunder.

	7.2	Other Plan Benefits.  Nothing in this Agreement shall prevent the
Executive from receiving, in addition to any amounts he may be entitled to receive under this Agreement, any amounts which may be distributable to him at any time under the terms of any qualified employee benefit plan or any other non-qualified or incentive plan or arrangement of the Company which is now in effect or which may hereafter be adopted.

	7.3	Consent to Insurance Procedures.  In order to be eligible for benefits hereunder, the Executive must agree that the Company may from time to time apply for and take out in its own name and at its own expense such life, health, accident or other insurance upon the Executive as the Company may deem necessary or advisable to protect its interests hereunder. The Executive must also agree to submit to any medical or other examination necessary for such purpose and to assist and cooperate with the Company in procuring such insurance. The Executive and his surviving Spouse must also agree that they shall have no right, title or interest in and to such insurance whether presently existing or hereafter procured.

	7.4	Benefits Not Assignable. Except as required by law,  the right of the Executive or his surviving Spouse to any benefit or payment under the
Agreement: (a) shall not be subject to voluntary or involuntary anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by creditors of the Executive or his surviving Spouse; (b) shall not be considered an asset of the Executive or his surviving Spouse in the event of any divorce, insolvency or bankruptcy; and (c) shall not be subject to attachment, execution, garnishment, sequestration or other legal or equitable process. In the event that the Executive or his surviving Spouse who is receiving or is entitled to receive benefits under the Agreement attempts to assign, transfer or dispose of such right, or if an attempt is made to subject said right to such process, such assignment, transfer, disposition or process shall, unless otherwise required by law, be null and void.

	7.5	Assumption of Agreement by Successor.  The Company shall not merge or consolidate with any other corporation or sell substantially all of its assets to another entity unless and until such corporation or entity shall expressly assume the duties of the Company set forth herein. In the event that a single person or entity or group of persons acting in concert acquires more than fifty percent (50%) of the shares of capital stock of the Company entitled to vote at all meetings of shareholders, then (unless the Executive is a member of such group, or a participant in such entity) the total remaining future benefits payable under this Agreement shall immediately become due and payable in full on demand by the Executive or, if he is not then living, by his surviving Spouse if she is then living.

	ARTICLE 8
	TERMINATION OF BENEFIT PAYMENTS

	8.1	Termination of Benefit Payments.  In the event that the Executive engages, either directly or indirectly in any manner or capacity, as advisor, principal, agent, partner, officer, director, employee or otherwise, in any business which is competitive with the business of the Company (except with the written consent of the Company), then the Executive's right to future benefit payments under this Agreement shall terminate. The failure of the Executive to satisfy this condition within ninety (90) days after receipt of written notification by the Company of any such failure shall result in the forfeiture of all rights to subsequent benefit payments under this Agreement, but shall not give rise to any claim for the return of, or result in the forfeiture of, any such payments theretofore made or accrued.

	Notwithstanding the above, however, the foregoing shall not prohibit the Executive from owning stock or other securities of any such competitive business, provided such ownership interest constitutes a relatively insubstantial percentage of the total outstanding stock or securities of such competitor, the Executive in fact does not have the power to control or direct the management or policies of such competitor, and the Executive does not serve in any of the capacities recited in this Section 8.1 with respect to such competitor, except with the written consent of the Company.


	ARTICLE 9
	ADMINISTRATION

	9.1	Administrator.  The board of directors of the Company shall have the responsibility for the administration of the Agreement. The board of directors may, by written instruction, designate one or more persons to carry out any specified responsibilities under the Agreement and may, in the same manner, revoke such delegation of responsibilities; provided, however, that in no event may the board of directors appoint the Executive to carry out any administrative responsibilities under the Agreement. Upon the designation of such a person or persons and the delegation of such responsibilities to him or them, all references in this Agreement to "Administrator" shall be deemed to refer to such person or persons.

	9.2	Powers of Administrator.  The Administrator shall have such
authority and powers as may be necessary to discharge its duties hereunder, including, but not by way of limitation, the following:

		(a)	to construe and interpret the Agreement, decide all
questions of eligibility for and determine the amount and time of payment of any benefits hereunder;

		(b)	to prescribe procedures to be followed by the Executive and
his surviving Spouse for filing applications for benefits;

		(c)	to prepare and distribute information explaining the
Agreement; and

		(d)	to appoint or employ individuals to assist in the
administration of the Agreement and any other agents it deems advisable, including legal counsel (who may be counsel for the Company).

	9.3	Facility of Payment.  Whenever, in the Administrator's opinion, a person entitled to receive any payment of a benefit or installment thereof hereunder is under a legal disability or is incapacitated in any way so as to be unable to manage his financial affairs, the Administrator may issue directions that payments shall be made to another person for his benefit, or the Administrator may direct that payments be applied for the benefit of such person in such manner as the Administrator considers advisable. Any payment of a benefit or installment thereof in accordance with the provisions of this
Section 9.3 shall be a complete discharge of any liability for the making of such payment under the provisions of the Agreement.


	ARTICLE 10
	BENEFIT CLAIMS PROCEDURE

	10.1 Claims for Benefits. Any claim for benefits under the Agreement shall be made in writing to the Administrator. If such claim for benefits is wholly or partially denied, the Administrator shall, within thirty (30) days after receipt of the claim, notify the claimant of the denial of the claim. Such notice of denial: (a) shall be in writing; (b) shall be written in a manner calculated to be understood by the claimant; and (c) shall contain (i) the specific reason or reasons for denial of the claim, (ii) a specific reference to the pertinent provisions of the Agreement upon which the denial is based, (iii) a description of any additional material or information necessary to perfect the claim, along with an explanation of why such material or information is necessary, and (iv) an explanation of the claim review procedure.

	10.2 Request for Review of Denial. Within sixty (60) days after the receipt by the claimant of a written notice of denial of the claim, or such later time as shall be deemed reasonable taking into account the nature of the benefit subject to the claim and any other attendant circumstances, the claimant may file a written request with the Administrator that it conduct a full and fair review of the denial of the claim for benefits.

	10.3 Decision on Review of Denial. The Administrator shall deliver to the claimant a written decision on the claim within thirty (30) days after receipt of the aforesaid request for review, except that if there are special circumstances (such as the need to hold a hearing) which require an extension of time for processing, the aforesaid thirty (30) day period shall be extended to sixty (60) days. Such decision shall: (a) be written in a manner calculated to be understood by the claimant; (b) include the specific reason or reasons for the decision; and (c) contain a specific reference to the pertinent provisions of the Agreement upon which the decision is based.


	ARTICLE 11
	AMENDMENT AND TERMINATION

	11.1 Right to Amend. This Agreement may be altered, changed or amended only by a writing signed by the Executive and the Company.

	11.2 Right to Terminate. This Agreement may be terminated only by a writing signed by the Executive and the Company.


	ARTICLE 12
	MISCELLANEOUS

	12.1 Titles are for Reference Only. The titles in this Agreement are for reference only. In the event of a conflict between a title and the content of a section, the content of the section shall control.

	12.2 Construction. The provisions of the Agreement shall be interpreted, construed and administered in accordance with the laws of the State of Connecticut.

	12.3 No Contract. This Agreement shall not be deemed a contract of employment with the Executive, nor shall any provision hereof restrict the right of the Company or any of its subsidiaries to terminate the Executive's employment.

	12.4 Spouse's Rights. Wherever the rights of the Executive are stated or limited in the Agreement, his Spouse shall be bound thereby.

	IN WITNESS WHEREOF, the undersigned has executed this Agreement at Naugatuck, Connecticut on the 10th day of August, 1994.

ATTEST:
                                             THE EASTERN COMPANY


                                             By
Donald. E. Whitmore, Jr.                     Russell G. McMillen
------------------------                     -------------------
Donald. E. Whitmore, Jr.                     Russell G. McMillen
Its Secretary                                Its Chairman


                                     ........ACCEPTED AND AGREED TO:


                                             Stedman G. Sweet
                                             -----------------
                                             Stedman G. Sweet

SUPPLEMENTAL RETIREMENT PLAN
FOR THE CHIEF EXECUTIVE OFFICER OF
THE EASTERN COMPANY


	Table of Contents


                                                     Page

ARTICLE 1	DESIGNATION AND PURPOSE

			1.1	Designation................................... 48
			1.2	Purpose....................................... 48

ARTICLE 2	DEFINITIONS................................ 48

ARTICLE 3	ELIGIBILITY................................ 51

ARTICLE 4	RETIREMENT BENEFITS

			4.1	Amount of Retirement Benefits................. 51
			4.2	Payment of Retirement Benefits................ 51

ARTICLE 5	EARLY RETIREMENT BENEFITS

			5.1	Amount of Early Retirement Benefits........... 51
			5.2	Payment of Early Retirement Benefits.......... 52

ARTICLE 6	DEATH AND DISABILITY BENEFITS

			6.1	Amount of Death Benefits...................... 52
			6.2	Amount of Disability Benefits................. 53

ARTICLE 7	TERMINATION OF EMPLOYMENT

			7.1	Vested Benefits............................... 54

ARTICLE 8	OTHER PLAN PROVISIONS

			8.1	Funding....................................... 54
			8.2	Qualified Plan Benefits....................... 54
			8.3	Consent to Insurance Procedures............... 55
			8.4	Benefits Not Assignable....................... 55
			8.5	Beneficiaries................................. 55

ARTICLE 9	SUSPENSION AND TERMINATION OF BENEFIT
			  PAYMENTS

			9.1	Suspension of Benefit Payments................ 56
			9.2	Termination of Benefit Payments............... 56

ARTICLE 10	ADMINISTRATION

			10.1	Plan Administrator........................... 56
			10.2	Powers of Administrator...................... 56
			10.3	Facility of Payment.......................... 57

ARTICLE 11	BENEFIT CLAIMS PROCEDURE

			11.1	Claims for Benefits.......................... 57
			11.2	Request for Review of Denial................. 57
			11.3	Decision on Review of Denial................. 57

ARTICLE 12	AMENDMENT

			12.1	Right to Amend..............................  58
			12.2	Right to Terminate Plan.....................  58
			12.3	Effect of Termination.......................  58

ARTICLE 13	MISCELLANEOUS

			13.1	Titles are for Reference Only...............  58
			13.2	Construction................................  58
			13.3	No Contract.................................  59
			13.4	Spouses' and Beneficiaries' Rights..........  59
			13.5	Gender and Number...........................  59

	SUPPLEMENTAL RETIREMENT PLAN
	FOR THE CHIEF EXECUTIVE OFFICER OF
	THE EASTERN COMPANY


	The Eastern Company, a Connecticut corporation having its principal office at 112 Bridge Street, Naugatuck, CT 06770 (hereinafter "Company"), does hereby create and adopt a supplemental retirement plan for the benefit of its chief executive officer on the terms and conditions hereinafter set forth:


	ARTICLE 1
	DESIGNATION AND PURPOSE

	1.1	Designation.  The Plan is designated the "Supplemental
Retirement Plan for the Chief Executive Officer of The Eastern Company".

	1.2	Purpose.  Under the direction and leadership of its chief
executive officer, the Company has shown substantial growth in size and earnings. The purpose of this Plan is to assure the Company that its chief executive officer will remain with the Company and continue his direction and leadership by providing him with supplemental retirement benefits.


	ARTICLE 2
	DEFINITIONS

	When used herein, each of the words and phrases defined hereinafter shall have the following meaning unless a different meaning is clearly required by the context of the Plan.

	2.1	"Actuarial Equivalence" shall be determined using the actuarial assumptions which are set forth in the Salaried Plan.

	2.2	"Adjusted Annual Retirement Benefit" shall mean the annual
retirement benefit computed by using the retirement benefit formula set forth in the Salaried Plan, except that: (a) such formula shall be applied without regard to the limitations on benefits set forth in Section 415 of the Code; and (b) such formula shall be applied without regard to the limitations on compensation set forth in Section 401(a)(17) of the Code. For purposes of determining the Participant's Adjusted Annual Retirement Benefit, all amounts which are received by the Participant and are includible in his gross income for Federal income tax purposes shall be taken into account.

	The Adjusted Annual Retirement Benefit shall be calculated as if it is payable as a Five Year Certain Annuity commencing when the Participant reaches age sixty-five (65) or incurs a Termination of Employment (whichever occurs later).

	2.3	"Adjusted Insured Death Benefit" shall mean the lump sum insured death benefit set forth in the Salaried Plan, except that: (a) in calculating such insured death benefit, the portion of the benefit formula set forth in Section 5.2(b)(ii) of the Salaried Plan shall be applied without regard to the limitations on benefits set forth in Section 415 of the Code and without regard to the limitations on compensation set forth in
Section 401(a)(17) of the Code; and (b) the lump sum insured death benefit shall be determined without regard to any reduction which may be required under the terms of the Salaried Plan as a result of the payment of a Qualified Pre-retirement Survivor Annuity.

	2.4	"Adjusted Pre-retirement Survivor Annuity" shall mean the fifty percent (50%) survivor benefit payable under the terms of a 100/50 Joint and Survivor Annuity, based on the following assumptions: (a) the 100/50 Joint and Survivor Annuity is Actuarially Equivalent to the Adjusted Annual Retirement Benefit of the Participant, determined as of the date immediately preceding his date of death; and (b) the 100/50 Joint and Survivor Annuity commenced immediately prior to the Participant's date of death, reduced in accordance with Section 5.2(a)(i) to reflect commencement prior to age sixty-five (65).

	2.5	"Beneficiary" shall mean the person or persons named by the
Participant as his beneficiary pursuant to the provisions of Section 8.6.

	2.6	"Code" shall mean the Internal Revenue Code of 1986, as amended.

	2.7	"Company" shall mean The Eastern Company, any affiliate of The
Eastern Company (within the meaning of Section 414(b) or Section 414(c) of the Code) which adopts this Plan, and any successor to said entity which assumes the obligations of this Plan by execution of a written agreement adopting this Plan.

	2.8	"Five Year Certain Annuity" shall mean an annuity for the life of the Participant with the provision that, if the Participant dies prior to the receipt of sixty (60) monthly payments, the balance of said sixty (60) monthly payments shall then be paid to the Participant's Beneficiary.

	2.9	"Insured Death Benefit" shall mean the lump sum insured death benefit payable in accordance with the terms of the Salaried Plan.

	2.10	"100/50 Joint and Survivor Annuity" shall mean an annuity
payable for the life of the Participant with the provision that, after his death, fifty percent (50%) of the benefit payable during the life of the

Participant shall then be paid to and during the lifetime of his surviving
Spouse.

	2.11	"100/100 Joint and Survivor Annuity" shall mean an annuity
payable for the life of the Participant with the provision that, after his death, the same benefit shall then be paid to and during the lifetime of his surviving Spouse.

	2.12	"Participant" shall mean Stedman G. Sweet, the chief executive officer of the Company.

	2.13	"Plan" shall mean the Supplemental Retirement Plan for the Chief
Executive Officer of The Eastern Company set forth herein and in all subsequent amendments hereto.

	2.14	"Qualified Plan Benefits" shall mean the annual retirement
benefits payable to the Participant from the Salaried Plan, computed by using the retirement benefit formula set forth in the Salaried Plan.

	The Qualified Plan Benefits shall be calculated as if they are payable as a Five Year Certain Annuity commencing when the Participant reaches age sixty-five (65) or incurs a Termination of Employment (whichever occurs later). If the retirement benefits under the Salaried Plan are payable to the Participant in a form other than a Five Year Certain Annuity, such retirement benefits shall be adjusted to be an Actuarially Equivalent benefit payable as a Five Year Certain Annuity commencing when the Participant reaches age sixty-five (65) or incurs a Termination of Employment (whichever occurs later).

	2.15	"Qualified Pre-retirement Survivor Annuity" shall mean the
qualified pre-retirement survivor annuity payable to the surviving Spouse of the Participant pursuant to the terms of the Salaried Plan.

	2.16	"Salaried Plan" shall mean the Salaried Employees' Retirement
Plan of The Eastern Company, as it may be amended from time to time, or any other defined benefit pension plan adopted by the Company for the benefit of its salaried employees.

	2.17	"Spouse" shall mean the person who is legally married to the
Participant on the earlier of his date of death or the date of his Termination of Employment.

	2.18	"Termination of Employment" shall mean termination of employment with the Company and all affiliates of the Company, whether voluntarily or involuntarily.

	2.19	"Total and Permanent Disability" shall have the same meaning for purposes of the Plan as it has for purposes of the Salaried Plan.

	2.20	"Years of Service" shall mean the years of service which are credited to the Participant for purposes of the Salaried Plan.


	ARTICLE 3
	ELIGIBILITY

	Stedman G. Sweet, the chief executive officer of the Company, shall be the sole Participant in the Plan so long as he continues to serve as the president and the chief executive officer of the Company.


	ARTICLE 4
	RETIREMENT BENEFITS

	4.1	Amount of Retirement Benefits.  If the Participant retires at or after reaching age sixty-five (65), he shall be entitled to receive retirement benefits hereunder. The retirement benefits payable to the Participant during a calendar year shall be determined as follows:

	(a)	First, calculate the excess of: (i) the Participant's Adjusted
Annual Retirement Benefit, as determined under Section 2.2 at the time of his Termination of Employment; over (ii) the Participant's Qualified Plan Benefits, as determined under Section 2.14 at the time of his Termination of Employment.

	(b)	Second, if the Participant is married at the time of his
Termination of Employment, the benefit calculated pursuant to Section 4.1(a) shall be adjusted to an Actuarially Equivalent 100/100 Joint and Survivor Annuity.

	4.2	Payment of Retirement Benefits.  Upon a Participant's retirement at or after reaching age sixty-five (65), the Company shall commence payment of the benefit described in Section 4.1 as of the date of his Termination of Employment. Such benefit shall be payable in monthly installments as a Five Year Certain Annuity if the Participant is not married at the time of his Termination of Employment or as an Actuarially Equivalent 100/100 Joint and Survivor Annuity if the Participant is married at the time of his Termination of Employment.


	ARTICLE 5
	EARLY RETIREMENT BENEFITS

	5.1	Amount of Early Retirement Benefits.  If the Participant retires at or after reaching age fifty-five (55) and after completing twenty (20)
Years of Service, he shall be entitled to receive early retirement benefits hereunder. The early retirement benefits payable to the Participant during a calendar year shall be determined as follows:

	(a)	First, calculate the excess of: (i) the Participant's Adjusted
Annual Retirement Benefit, as determined under Section 2.2 at the time of his Termination of Employment, with the portion of the benefit calculated pursuant to Section 5.2(b)(ii)(B) of the Salaried Plan being reduced by one-fifteenth (1/15th) for each of the first five years and by one-thirtieth (1/30th) for each of the next five years by which the starting date of the early retirement benefit precedes the Participant's sixty-fifth (65th) birthday; over (ii) the Participant's Qualified Plan Benefits, as determined under Section 2.14 at the time of his Termination of Employment, with the portion of the benefit calculated pursuant to Section 5.2(b)(ii)(B) of the Salaried Plan being reduced by one-fifteenth (1/15th) for each of the first five years and by one-thirtieth (1/30th) for each of the next five years by which the starting date of the early retirement benefit precedes the Participant's sixty-fifth (65th) birthday.

	(b)	Second, if the Participant is married at the time of his
Termination of Employment, the benefit calculated pursuant to Section 5.1(a) shall be adjusted to an Actuarially Equivalent 100/100 Joint and Survivor Annuity.

	5.2	Payment of Early Retirement Benefits.  Upon a Participant's
retirement at or after reaching age fifty-five (55) and completing twenty
(20) Years of Service, the Company shall commence payment of the benefit described in Section 5.1 above as of the date of his Termination of Employment. Such benefit shall be payable in monthly installments as a Five Year Certain Annuity if the Participant is not married at the time of his Termination of Employment or as an Actuarially Equivalent 100/100 Joint and Survivor Annuity if the Participant is married at the time of his Termination of Employment.


	ARTICLE 6
	DEATH AND DISABILITY BENEFITS

	6.1	Amount of Death Benefits.

	(a)	In the event of the death of the Participant after reaching age fifty-five (55) and completing twenty (20) Years of Service but prior to his Termination of Employment, the following death benefits shall be paid:

		(i)	The Participant's surviving Beneficiary (who may be his
surviving Spouse) shall receive a lump sum death benefit equal to the excess of: (A) the Adjusted Insured Death Benefit, as determined under Section
2.3; over (B) the Insured Death Benefit, as determined under Section 2.9.
Such lump sum death benefit shall be payable as soon as practicable after the death of the Participant.

		(ii)	The Participant's surviving Spouse shall receive a pre-
retirement survivor annuity equal to the excess of: (A) the Adjusted Pre-retirement Survivor Annuity, as determined under Section 2.4; over (B) the Qualified Pre-retirement Survivor Annuity, as determined under Section 2.15.

 Such pre-retirement survivor annuity shall commence as of the first day of the month following the Participant's death and shall be payable for and during the lifetime of his surviving Spouse.

	(b)	In the event of the death of a married Participant after
commencing to receive his retirement benefits under Section 4.1, his early retirement benefits under Section 5.1, or his disability retirement benefits under Section 6.2, his surviving Spouse shall receive the survivor benefit payable under the 100/100 Joint and Survivor Annuity for the remainder of her life. In the event of the death of an unmarried Participant after commencing to receive his retirement benefits under Section 4.1, his early retirement benefits under Section 5.1, or his disability retirement benefits under Section 6.2, but prior to the receipt of sixty (60) monthly payments, the balance of said sixty (60) monthly payments shall then be paid to the Participant's Beneficiary.

	6.2	Amount of Disability Benefits.  In the event the Participant has reached age fifty-five (55), has completed twenty (20) Years of Service, incurs a Total and Permanent Disability prior to his Termination of Employment, and is eligible to receive disability benefits under Title II of the Social Security Act, then he shall be entitled to receive disability retirement benefits under the Plan. Such benefits shall be equal to the following:

	(a) If the Participant incurs a Total and Permanent Disability at or after reaching age sixty-five (65), such benefits shall equal the monthly retirement benefit determined in accordance with Section 4.1 which the Participant would have been entitled to receive if he had incurred a Termination of Employment immediately prior to the date of his Total and Permanent Disability; and

	(b) If the Participant incurs a Total and Permanent Disability prior to reaching age sixty-five (65), such benefits shall equal the monthly retirement benefit determined in accordance with Section 5.1 which the Participant would have been entitled to receive if he had incurred a Termination of Employment immediately prior to the date of his Total and Permanent Disability, but without any reduction to reflect the commencement of benefits prior to age sixty-five (65).

	ARTICLE 7
	TERMINATION OF EMPLOYMENT

	7.1	Vested Benefits.  Neither the Participant nor his surviving
Spouse or Beneficiary shall be eligible to receive any benefits under this Plan if the Participant incurs a Termination of Employment before he reaches age fifty-five (55) and completes twenty (20) Years of Service.


	ARTICLE 8
	OTHER PLAN PROVISIONS

	8.1	Funding.

	(a)	It is the intention of the Company, the Participants, their
surviving Spouses and Beneficiaries, and each other party to the Plan that the arrangements hereunder be unfunded for tax purposes and for purposes of Title I of ERISA. The rights of Participants and their surviving Spouses and Beneficiaries shall be solely those of a general unsecured creditor of the Company. The Plan constitutes a mere promise by the Company to make benefit payments in the future.

	(b)	Any trust which may be created by the Company and any assets which may be held by the trust to assist the Company in meeting its obligations under the Plan will conform to the terms of the model trust described in Revenue Procedure 92-64 issued by the Internal Revenue Service (or any successor thereto).

	(c)	The Administrator may direct that payments be made before they would otherwise be due if, based on a change in the Federal tax or revenue laws, a published ruling or similar announcement issued by the Internal Revenue Service, a regulation issued by the Secretary of the Treasury, a decision by a court of competent jurisdiction involving a Participant or his Spouse or Beneficiary or a closing agreement made under Section 7121 of the Code that is approved by the Internal Revenue Service and involved a Participant or his Spouse or Beneficiary, the Administrator determines that a Participant or his Spouse or Beneficiary has or will recognize income for Federal income tax purposes with respect to amounts that are or will be payable under the Plan before they are to be paid. Amounts so paid shall then be used as an offset to the benefits, if any, thereafter payable hereunder.

	8.2	Qualified Plan Benefits.  The benefits payable under the Plan shall be based on the benefits which the Participant (or his surviving
Spouse or Beneficiary) are entitled to receive under the Salaried Plan, whether or not payment of such amounts is delayed, suspended, reduced or forfeited because of failure to apply, other employment or any other reasons.

	8.3	Consent to Insurance Procedures.  In order to be eligible for benefits hereunder, a Participant must agree that the Company may from time to time apply for and take out in its own name and at its own expense such life, health, accident or other insurance upon the Participant as the Company may deem necessary or advisable to protect its interests hereunder.
 The Participant must also agree to submit to any medical or other examination necessary for such purpose and to assist and cooperate with the Company in procuring such insurance. The Participant and his surviving Spouse and Beneficiary must also agree that they shall have no right, title or interest in and to such insurance whether presently existing or hereafter procured.

	8.4	Benefits Not Assignable. Except as required by law,  the right of any Participant or his surviving Spouse or Beneficiary to any benefit or payment under the Plan: (a) shall not be subject to voluntary or involuntary anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by creditors of the Participant or his surviving Spouse or Beneficiary; (b) shall not be considered an asset of the Participant or his surviving Spouse or Beneficiary in the event of any divorce, insolvency or bankruptcy; and (c) shall not be subject to attachment, execution, garnishment, sequestration or other legal or equitable process. In the event that a Participant or his surviving Spouse or Beneficiary who is receiving or is entitled to receive benefits under the Plan attempts to assign, transfer or dispose of such right, or if an attempt is made to subject said right to such process, such assignment, transfer, disposition or process shall, unless otherwise required by law, be null and void.

	8.5	Beneficiaries.   A Participant may designate one or more
Beneficiaries and contingent Beneficiaries to receive any benefits payable under the Plan after his death by delivering a written designation thereof over his signature to the Administrator. A Participant may designate different Beneficiaries at any time by delivering a new written designation over his signature to the Administrator. Any such designation shall become effective only upon its receipt by the Administrator. The last effective designation received by the Administrator shall supersede all prior designations. If a Participant fails to designate a Beneficiary, or if no designated Beneficiary survives the Participant, the Participant shall be deemed to have designated the following Beneficiaries (if then living) in the following order of priority: (a) his Spouse; (b) his children, in equal shares; (c) his parents, in equal shares; and (d) his estate.

	ARTICLE 9
	SUSPENSION AND TERMINATION OF BENEFIT PAYMENTS

	9.1	Suspension of Benefit Payments.  In the event that a Participant commences receiving benefits hereunder and is subsequently re-employed on a full-time basis by the Company or any of its affiliates, the payment of benefits under this Plan shall be suspended during the period of such re-employment and shall recommence on the date on which he again incurs a Termination of Employment.

	9.2	Termination of Benefit Payments.  In the event that a
Participant who is receiving benefits hereunder violates any agreement with the Company or any of its affiliates (including, without limitation, any agreement relating to the nondisclosure of secret or confidential information or knowledge, noncompetition, or the assignment of inventions), then all rights to future benefit payments with respect to such Participant shall terminate.


	ARTICLE 10
	ADMINISTRATION

	10.1	Plan Administrator.  The board of directors of the Company shall have the responsibility for the administration of the Plan. The board of directors may, by written instruction, designate one or more persons to carry out any specified responsibilities under the Plan and may, in the same manner, revoke such delegation of responsibilities; provided, however, that in no event may the board of directors appoint the Participant to carry out any administrative responsibilities under the Plan. Upon the designation of such a person or persons and the delegation of such responsibilities to him or them, all references in this Plan to "Administrator" shall be deemed to refer to such person or persons.

	10.2	Powers of Administrator.  The Administrator shall have such
authority and powers as may be necessary to discharge its duties hereunder, including, but not by way of limitation, the following:

		(a)	to construe and interpret the Plan, decide all questions
of eligibility for and determine the amount and time of payment of any benefits hereunder;

		(b)	to prescribe procedures to be followed by Participants and
their surviving spouses for filing applications for benefits;

		(c)	to prepare and distribute information explaining the Plan;
and

		(d)	to appoint or employ individuals to assist in the
administration of the Plan and any other agents it deems advisable, including legal counsel (who may be counsel for the Company).

	10.3	Facility of Payment.  Whenever, in the Administrator's opinion, a person entitled to receive any payment of a benefit or installment thereof hereunder is under a legal disability or is incapacitated in any way so as to be unable to manage his financial affairs, the Administrator may issue directions that payments shall be made to another person for his benefit, or the Administrator may direct that payments be applied for the benefit of such person in such manner as the Administrator considers advisable. Any payment of a benefit or installment thereof in accordance with the provisions of this Section 10.3 shall be a complete discharge of any liability for the making of such payment under the provisions of the Plan.


	ARTICLE 11
	BENEFIT CLAIMS PROCEDURE

	11.1 Claims for Benefits. Any claim for benefits under the Plan shall be made in writing to the Administrator. If such claim for benefits is wholly or partially denied, the Administrator shall, within thirty (30) days after receipt of the claim, notify the claimant of the denial of the claim.
 Such notice of denial: (a) shall be in writing; (b) shall be written in a manner calculated to be understood by the claimant; and (c) shall contain
(i) the specific reason or reasons for denial of the claim, (ii) a specific reference to the pertinent Plan provisions upon which the denial is based,
(iii) a description of any additional material or information necessary to perfect the claim, along with an explanation of why such material or information is necessary, and (iv) an explanation of the claim review procedure.

	11.2 Request for Review of Denial. Within sixty (60) days after the receipt by the claimant of a written notice of denial of the claim, or such later time as shall be deemed reasonable taking into account the nature of the benefit subject to the claim and any other attendant circumstances, the claimant may file a written request with the Administrator that it conduct a full and fair review of the denial of the claim for benefits.

	11.3 Decision on Review of Denial. The Administrator shall deliver to the claimant a written decision on the claim within thirty (30) days after receipt of the aforesaid request for review, except that if there are special circumstances (such as the need to hold a hearing) which require an extension of time for processing, the aforesaid thirty (30) day period shall be extended to sixty (60) days. Such decision shall: (a) be written in a manner calculated to be understood by the claimant; (b) include the specific reason or reasons for the decision; and (c) contain a specific reference to the pertinent Plan provisions upon which the decision is based.


	ARTICLE 12
	AMENDMENT AND TERMINATION

	12.1 Right to Amend. At any time, and from time to time, the board of directors of the Company, by resolutions adopted by it, may amend the Plan or change the designation of eligible Participants under the Plan. However, no such amendment shall have the effect of reducing the accrued benefit of any Participant who has reached age fifty-five (55) and has completed twenty
(20) Years of Service as of the effective date of the amendment.

	12.2 Right to Terminate Plan. It is the intention of the Company to continue the Plan indefinitely. However, the Company expressly reserves the right, subject to its contractual obligations, to terminate the Plan, in whole or in part, at any time if the board of directors of the Company shall determine, in its sole and absolute discretion, that business, financial, or other good cause makes it necessary or desirable to do so.

	12.3	Effect of Termination.  Upon termination or partial termination of the Plan, the rights of each Participant who has reached age fifty-five
(55) and has completed twenty (20) Years of Service as of the date of such termination or partial termination (and the rights of his surviving Spouse and Beneficiaries) shall be fully vested with respect to those benefits accrued as of such date. Upon a termination or partial termination of the Plan, the benefits payable to a Participant, his surviving Spouse or Beneficiaries shall not commence prior to the date on which they are otherwise payable in accordance with the terms of the Plan.


	ARTICLE 13
	MISCELLANEOUS

	13.1 Titles are for Reference Only. The titles in this Plan are for reference only. In the event of a conflict between a title and the content of a section, the content of the section shall control.

	13.2 Construction. The provisions of the Plan shall be interpreted, construed and administered in accordance with the laws of the State of Connecticut.

	13.3 No Contract. This Plan shall not be deemed a contract of employment with the Participant, nor shall any provision hereof restrict the right of the Company or any of its subsidiaries to terminate the Participant's employment.

	13.4 Spouses' and Beneficiaries' Rights. Wherever the rights of a Participant are stated or limited in the Plan, his Spouse and Beneficiaries shall be bound thereby.

	13.5 Gender and Number. Where appearing in the Plan, the masculine gender shall be deemed to include the feminine gender and the singular number shall include the plural, unless the context clearly indicates to the contrary.


	IN WITNESS WHEREOF, the undersigned has executed this Plan at Naugatuck, Connecticut on the 10th day of August, 1994.

ATTEST:			              			      	THE EASTERN COMPANY
                                  By
Donald E. Whitmore, Jr.           Russell G. McMillen
-------------------------			      -------------------
Donald E. Whitmore, Jr.	          Russell G. McMillen
Its Secretary			                 	Its Chairman

                                 Financial Statements
                              and Supplemental Schedules


                              The Eastern Company Savings
                                 and Investment Plan

                          Period from May 1, 1994 (inception
                          of operations) to December 31, 1994

The Eastern Company Savings and Investment Plan

Financial Statements
and Supplemental Schedules


Period from May 1, 1994 (inception of operations) to December 31, 1994





Contents

Report of Independent Auditors                                              62

Financial Statements

Statement of Financial Condition                                            63
Statement of Income and Changes in Plan Equity                              64
Notes to Financial Statements                                               65


Supplemental Schedules

Assets Held For Investment                                                  69
Transactions or Series of Transactions in Excess of 5% of the Current Value
 of Plan Assets                                                             70

Report of Independent Auditors

Plan Administrator
The Eastern Company

We have audited the accompanying statement of financial condition of The Eastern Company Savings and Investment Plan as of December 31, 1994, and the related statement of income and changes in plan equity for the period from May 1, 1994 (inception of operations) to December 31, 1994. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial condition of The Eastern Company Savings and Investment Plan at December 31, 1994, and its income and changes in plan equity for the period from May 1, 1994 (inception of operations) to December 31, 1994, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of assets held for investment as of December 31, 1994, and transactions or series of transactions in excess of 5% of the current value of plan assets for the period from May 1, 1994 (inception of operations) to December 31, 1994, are presented for the purpose of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the basic financial statements. The supplemental schedules have been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                                         Ernst & Young LLP
                                                         -----------------
February 24, 1995                                        Ernst & Young LLP

The Eastern Company Savings and Investment Plan

Statement of Financial Condition

December 31, 1994

                           Daily              Growth and  Eastern
                         Dividend    Income    Income      Common      Total
                        Trust Fund    Fund      Fund     Stock Fund  All Funds
                        ----------   ------  ----------  ----------  ---------
Assets
Investments, at fair
   value:
  The Eastern Company
    common stock                                         $31,179     $ 31,179
  Mutual funds          $26,626      $30,902  $110,674                168,202
                        -------     -------   --------   -------      -------
Total investments        26,626       30,902   110,674    31,179      199,381

Contributions
  receivable:
  Employee                1,736        3,228    11,552     3,698       20,214
  Employer                  330          525     1,880       552        3,287
Contribution
  receivable from
  (payable to) other
  funds                 (14,619)       2,776     9,299     2,544            -
                        -------      -------  --------   -------     --------
Plan equity             $14,073      $37,431  $133,405   $37,973     $222,882
                        =======      =======  ========   =======     ========

See notes to financial statements.

The Eastern Company Savings and Investment Plan

Statement of Income and Changes in Plan Equity

Period from May 1, 1994 (inception of operations) to December 31, 1994
                            Daily              Growth and    Eastern
                           Dividend    Income    Income      Common      Total
                          Trust Fund    Fund      Fund     Stock Fund  All Funds
                           ----------   ------  ----------  ----------  ---------
Investment income:
  Dividends                      $181     $545     $3,873         $265    $4,864
                              -------  -------   --------      -------  --------
Net investment income             181      545      3,873          265     4,864

Net realized and unrealized
 depreciation in fair value
 of investments                          (563)    (5,690)      (2,710)    (8,963)
                              -------  -------   --------      -------   --------
                                  181     (18)    (1,817)      (2,445)    (4,099)

Interfund transfers, net        1,235       -       (635)        (600)         -

Contributions:
  Employee                     10,920  32,100    117,788       35,764    196,572
  Employer                      1,737   5,349     18,069        5,254     30,409
                              ------- -------   --------      -------   --------
Total contributions            12,657  37,449    135,857       41,018    226,981
                              ------- -------   --------      -------   --------
Net increase                   14,073  37,431    133,405       37,973    222,882

Plan equity at beginning of
  period                            -       -          -            -          -
                              ------- -------   --------      -------   --------
Plan equity at end of
  period                      $14,073 $37,431   $133,405      $37,973   $222,882
                              =======  =======  ========      =======   ========

See notes to financial statements.

The Eastern Company Savings and Investment Plan

Notes to Financial Statements

December 31, 1994


1. Summary of Significant Accounting Policies

Plan assets invested in mutual funds and common stock are valued at fair value as determined by quoted market prices.

Administrative expenses of the Eastern Company Savings and Investment Plan (the "Plan") are paid by The Eastern Company (the "Company").

2. Description of Plan

The following description of the Plan provides only general information. Participants should refer to the Plan document for a more complete description of the Plan's provisions.

General

The Plan was established by the Company effective May 1, 1994. The Plan is a defined contribution plan covering all full-time United States salaried employees of the Company who have worked at least 35 hours per week during a consecutive six-month period. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA").

Contributions

Participants may contribute between 1% and 18% of their compensation up to the maximum allowed by the Internal Revenue Code. The Company makes matching contributions on the first 4% of participant contributions based on the published annual report after-tax return on investment. In 1994, the Company's match was 25%.

Participant Accounts

Each participant's account is credited with the participant's contributions and allocations of (a) the Company's contributions and (b) Plan earnings. Allocations are based on participant earnings or account balances, as defined. Forfeited balances of terminated participants' nonvested accounts are used to reduce future Company contributions.

Vesting

Participants are immediately vested in their voluntary contributions. Vesting in the Company contribution portion of their accounts plus actual earnings thereon is based on years of continuous service. A participant is 20% vested after three years of service, 40% vested after four years and 100% vested after five years of credited service.

The Eastern Company Savings and Investment Plan

2. Description of Plan (continued)

Investment Options

Upon enrollment in the Plan, a participant may direct employer and employee contributions in 10% increments in any of four investment options as follows:

                                                                 Number of
                                                               Participants
     Name of Fund               Description of Fund          December 31, 1994
Daily Dividend Trust Fund       Funds are invested in
                                  money market instruments            41

Income Fund                     Funds are invested in
                                  a diversified portfolio
                                  of fixed-income securities          72

Growth and Income Fund          Funds are invested primarily
                                  in common stocks                   132

Eastern Common Stock Fund       Funds are invested in common
                                  stock of The Eastern Company        69

Participants may elect to change their investment options quarterly.

Participant Loans

Participants may borrow from their fund accounts a minimum of $1,000 up to a maximum of $50,000 or 50% of their account balance. Loan transactions are treated as a transfer from (to) the investment fund to (from) the loan fund. Loan terms range from 1-5 years or up to 10 years for the purchase of a primary residence. The loans are secured by the balance in the participant's account and bear interest at the prime rate (as defined in the Wall Street Journal) plus one percent, or such other rate as may be determined by the Plan Administrator to be a reasonable rate of interest.

Payment of Benefits

On termination of service, a participant may receive a lump-sum amount equal to the vested value of his or her account, or upon death, the participant's beneficiary may elect to receive annual installments over a two-year period.

The amount of assets that have been allocated but not yet paid to participants who have withdrawn from the Plan as of December 31, 1994 is $4,826.

The Eastern Company Savings and Investment Plan

2. Description of Plan (continued)

Plan Termination

Although it has not expressed any intent to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA. In the event of Plan termination, participants will become 100 percent vested in their accounts.

3. Investments

Plan investments that represent 5 percent or more of the Plan's net assets are as follows:

	Mutual funds:
		Daily Dividend Trust Fund                                $ 26,626
		Income Fund                                                30,902
		Growth and Income Fund                                    110,674
 	Eastern Company common stock                               31,179
                                                           --------
                                                           $199,381
                                                           ========

During 1994, the Plan's investments (including investments bought, sold, and held during the year) depreciated in value as follows:

	Mutual funds                        $(6,253)
	Common stock                         (2,710)
                                     --------
	Net change in fair value            $(8,963)
                                     ========

4. Income Tax Status

The Internal Revenue Service ("IRS") has qualified the Plan under Sections 401(a) and 401(k) of the Internal Revenue Code, and, therefore, it is not subject to tax under present income tax laws. The Plan Administrator is not aware of any course of action or series of events that have occurred which might adversely affect the Plan's qualified status.

5. Transactions with Parties-in-Interest

The Eastern Common Stock Fund is one of the investment options within the Plan. This fund invests in the common stock of The Eastern Company. At December 31, 1994, the Plan owned 2,398 shares valued at $31,179.

Supplemental Schedules

The Eastern Company Savings and Investment Plan

Assets Held for Investment
December 31, 1994
Current
       Description              Units            Cost          Value
       -----------              -----            ----         -------
Mutual funds:

Daily Dividend Trust Fund      26,626.01       $ 26,626      $26,626
  Income Fund                   4,791.081        31,465       30,902
  Growth and Income Fund        8,762.786       116,364      110,674

Common stock:
  The Eastern Company           2,398 shares      33,889      31,179

The Eastern Company Savings and Investment Plan

Transactions or Series of Transactions in Excess of 5% of the Current Value of Plan Assets

Period from May 1, 1994 (inception of operations) to December 31, 1994


Identity of     Description    Number of      Purchase    Selling    Net Gain
Party Involved    of Assets     Transactions    Price       Price      (Loss)
Putnam         Daily Dividend
                 Trust Fund         13         $ 26,626

Putnam          Income Fund         11           31,465

Putnam          Growth and
                Income Fund          9          116,364

New England     Eastern Common
Securities      Stock Fund           6           33,889

Exhibit 11 -- Statement Re: Computation of Per Share Earnings
                                                 Fiscal Year Ended
                                       December 31     January 1      January 2
                                           1994           1994           1993
                                       -----------   -----------    -----------

PRIMARY
Average shares outstanding               2,771,842     2,748,312      2,755,507

Net effect of dilutive stock options--
  based on the treasury stock method
  using average market price                59,985        44,958         40,102
                                       -----------   -----------    -----------
Total                                    2,831,827     2,793,270      2,795,609
                                       ===========   ===========    ===========

Income Before Cumulative Effect
   Of Accounting Changes               $ 2,642,740   $ 2,766,449    $ 3,036,527
                                       ===========   ===========    ===========

Net Income                             $ 2,642,740   $ 2,766,449    $ 1,561,516
                                       ===========   ===========    ===========

Income Before Cumulative Effect
   Of Accounting Changes per Share        $0.93         $0.99          $1.09
                                          =====         =====          =====

Net Income per Share                      $0.93         $0.99          $0.56
                                          =====         =====          =====

Fully Diluted

Average shares outstanding              2,771,842      2,748,312      2,755,507

Net effect of dilutive stock options--
  based on the treasury stock method
  using the year-end market price, if
  higher than average market price         56,985         44,958         40,102
                                       ----------     ----------    -----------
Total                                   2,828,827      2,793,270      2,795,609
                                       ==========     ==========    ===========

Income Before Cumulative Effect
 Of Accounting Changes per Share      $ 2,642,740    $ 2,766,449    $ 3,036,527
                                      ===========    ===========    ===========

Net Income                            $ 2,642,740    $ 2,766,449    $ 1,561,516
                                      ===========    ===========    ===========

Income Before Cumulative Effect
   Of Accounting Changes per Share        $0.93         $0.99          $1.09
                                          =====         =====          =====

Net Income per Share                      $0.93         $0.99          $0.56
                                          =====         =====          =====

The Eastern Company
                                      1994

                                 Annual Report



                                    Locks,
                                   Latches
                                  and other
                                   Security
                                   Devices

The Eastern Company is a 137-year-old manufacturer of locks and security hardware engineered for use in industry, underground mining, and commercial construction.

In 1994, The Eastern Company completed its fifty-fourth year of uninterrupted dividend payments.

FINANCIAL HIGHLIGHTS
                                                     1994            1993
Sales                                           $ 66,021,123    $ 59,717,424
Income Before Tax                                  4,179,422       4,386,834
Income                                             2,642,740       2,766,449
Income Per Share                                         .95            1.01
Dividends Per Share                                      .46             .46
Book Value Per Share                                   10.77           10.33
Working Capital Per Share                               6.43            6.44

Current Ratio                                       3.54 to 1      4.12 to 1

Capital Expenditures                               2,849,926       1,445,765
Depreciation and Amortization                      2,452,598       2,322,396
Return on Shareholders' Equity                             9%            10%
Number of Employees                                      485             476
Number of Stockholders                                   765             806

Per share data based on the weighted average number of outstanding shares during the year.

Cash Dividend Rates and Stock Splits
1994 - 1967

1992 - 9.5% cash rate increase
1991 - 12.5% cash rate increase, 50% stock dividend
1988 - 12% cash rate increase, 2 for 1 split
1987 - $1.00 year-end extra
1984 - 43% cash rate increase
1982 - 50% cash rate decrease
1979 - 11% cash rate increase
1977 - 14% cash rate increase, 3 for 2 split
1976 - 27% cash rate increase, plus 20 cent year-end extra
1975 - 30 cent year-end extra
1974 - 25% cash rate increase, plus 11 cent year-end extra
1973 - 10% cash rate increase, 5 for 4 split
1972 - 4% cash rate increase
1970 - 3% cash rate increase, 3 for 2 split
1967 - 17% cash rate increase

To Our Shareholders


Although our earnings for the year were in line with our forecasts, they are not indicative of our potential. We are well positioned to achieve future growth.

Increased capacity is now in place at our Frazer & Jones division, giving us more flexibility in accommodating a substantial increase in the contract casting business which we entered into a few years ago. The significant cost of repositioning this division to handle this new business is now behind us. This fact, coupled with a favorable near-term outlook for our other security product businesses, contributes to our optimism for this coming year.

Earnings for 1994 of $2,643,000 or $.95 per share on sales of $66,000,000 compare to 1993 earnings of $2,766,000 or $1.01 per share on sales of $59,700,000.

Our capital expenditures of $2,850,000 exceeded our budget. With our strong balance sheet, we have the flexibility to further increase shareholder value by investing in projects with sound long-term potential. We also continue our acquisition search for businesses or product lines that would complement our focus on mechanical security products.

With a total dividend pay-out during the year of $1,276,000, your Board of Directors continued to support our long-standing policy of paying dividends commensurate with earnings and business conditions.

Highlights of Operations

The underground coal mining market, served by our Frazer & Jones division, has over the last few years undergone some change from mechanical anchoring to alternate methods of bolting. Although we expect mechanical anchors to continue to play an important role in future roof control, we have responded to this challenge by engineering and introducing stronger and more economical expansion fasteners. The previously mentioned addition of contract casting business at this division will also enhance overall levels of production.

Our three lock companies, CCL, World Lock and Illinois Lock did not live up to our expectations. Illinois Lock in particular, although successful in securing some new business, was not able to adjust quickly enough to the ever-changing needs of the diverse markets which it services. To this end, we have a number of products in final development stages in our engineering and prototype department, which makes us optimistic for this year's prospects for recovery. We anticipate CCL's activity levels in 1995 will be raised by the purchase of the Presto Lock brand of combination locks, which command a dominant position in the luggage industry. The tooling and equipment for this product line are now fully integrated into CCL's operation. We intend to use this keyless technology to develop products for other applications. Our Pacific Rim facilities continue to support the efforts of our other operations, as well as to serve international markets.

Demand for truck trailers, for which our Eberhard Manufacturing Company supplies a number of security products, was sustained at a high level. This was a key factor in this division achieving a record year. A number of products were successfully re-engineered; including a new, stronger and more economical lock rod for the truck trailer market. With continued emphasis and success in engineering latching mechanisms for a number of diverse markets, the outlook remains positive for this division.

Finally, we managed to show significant year-to-year improvement at both our Eberhard, Ltd. subsidiary and our TMC division. We continue to explore strategic options at both of these locations to enhance long-term value.

We are most fortunate to have a group of competent and dedicated men and women working on your behalf. Two deserve special mention -- We want to thank Michael Sendzimir, who is completing his duties as a board member, for his valuable contributions. On a sad note, we report the unfortunate death of CCL's Managing Director, Gary Mlynarski.

Your company has a strong position in its selected markets. The forecast for each of these markets is good, and we expect growth in sales and earnings in 1995.

Russell G. McMillen
Chairman

Stedman G. Sweet
President and Chief Executive Officer

Photographs of products omitted.

THE EASTERN COMPANY'S security products business has undergone changes and growth in recent years. We have developed and marketed new designs of locks and fasteners, and we are selling more of our products to the world market. To meet this new demand, and to take advantage of manufacturing efficiencies, we continue to utilize our two production facilities on the Pacific Rim.

Our lock products are also evolving -- becoming more sophisticated in their function, being more user-friendly and versatile, and meeting new, specialized needs. Keyless locks, which require combinations for access, are becoming an increasingly important alternative within the O.E.M. and consumer markets.

The Sesamee(R) all-brass combination padlock remains the flagship product of our keyless security lines. In 1994, several new combination lock devices were introduced. The "Prestolock" line was purchased for our CCL SECURITY PRODUCTS, adding a wide selection of consumer-oriented, resettable locks to our product mix. Another newly developed combination lock is our "Plug Blok" -- a device that inhibits the unauthorized electrical hookup of any three-prong piece of equipment. Soon to be introduced is a combination gun lock which clamps over the trigger guard of a firearm. In some states such locks are required at the time of purchase.

Small cam locks, using a dial-type combination, represent another example of keyless security becoming an alternative to standard key-locking mechanisms. In order to meet diverse end-use needs, these combination cam locks are marketed by three Eastern Company divisions.

Photographs of products omitted.

Sharing of technical and marketing resources has become increasingly important in The Eastern Company's collective effort to increase marketshare worldwide. Our WORLD LOCK COMPANY, Ltd. subsidiary in Taiwan, has enabled us to quickly and cost-effectively bring new designs to international markets.

Most locks still require keys -- but their shapes and uses are evolving. "DUO(TM)" locks, made by our Illinois Lock Company division, have a long-standing and well-deserved reputation for reliable security, based on its unique triple-bitted design with serrations on both edges and the surface. The newly introduced "WARLOCK" is even more difficult to copy or defeat. Its key features incorporate a series of conically machined depressions or "dimples" in varying sizes and angles. This unusual concept and design has made Warlock a popular choice to meet the ultra-strict requirements of the casino and gaming industry.

Tubular keys are yet another design variation that offer an alternative to the conventional key mechanism. These are commonly used on the lock-boxes of vending machines, cash registers and other medium-security applications. Special key-operated switchlocks are another category of Eastern's ever-expanding array of locking mechanisms. A familiar example is the modern cash register where various positions of the key select specific functions. Computers, gas station dispensing equipment, and a variety of industrial equipment also use electric switchlocks.

Photographs of products omitted.

The entire spectrum of security hardware includes more than just locks. The transportation industry -- from long-haul trailers to overseas shipping containers -- requires custom latching and locking devices that must withstand both tampering and the rigors of highway wear and tear. Our EBERHARD MANUFACTURING COMPANY division and our Canadian subsidiary, EBERHARD HARDWARE MANUFACTURING, Ltd., design and produce new products to meet the expanding needs for this heavy-duty specialty hardware. Recent product innovations have further enhanced our leadership position in this industry.

These two divisions also produce a diverse line of security hardware for industrial markets -- such as locks, latches, and handles for securing access doors and compartments of machinery and other electro/mechanical equipment.

Security of a different but equally critical kind is provided by the products of our FRAZER & JONES division. Mine roof fasteners are the most important component in the prevention of underground roof falls. Inserted into holes bored in the roof of an underground coal mine, these assemblies expand when torqued, providing solid anchoring for the supports that secure the overhead rock strata.

Different coal producing areas have greatly varying mine roof conditions. This has led to this division developing over 50 different versions of these anchoring devices. Testing of these security devices is performed by F&J on an ongoing basis, both in its laboratories and in the mines themselves. This R&D on product design has recently led to new customers in Australia and South Africa, as well as Canada. After a year of adding capacity, this division has now diversified into the contract casting business -- malleable castings produced to customers' specifications.

The strength and structural integrity of poured concrete depends on the steel reinforcing bars that are embedded in its structure. Our THOMPSON MATERIALS COMPANY (TMC) division is a fabricator of these bars as well as a resource for other concrete construction supplies for projects throughout the Northeast. Contractors rely on TMC to meet each site's special needs -- such as bending and shearing rebar to custom shapes or lengths.

Consolidated Balance Sheets
December 31, 1994 and January 1, 1994

ASSETS

                                                                            1994          1993
Current Assets
Cash and cash equivalents............................................  $ 2,610,244   $ 2,479,998
Accounts receivable, less allowances
($330,024 in 1994 and $363,320 in 1993)..............................    9,665,164     8,294,946
Land held for sale...................................................    1,018,111            --
Inventories:
   Raw materials and component parts.................................    4,286,546     4,523,426
   Work in process...................................................    1,670,603     2,764,785
   Finished goods....................................................    3,573,397     3,904,355
                                                                       -----------   -----------
.....................................................................    9,530,546    11,192,566
Prepaid expenses.....................................................    1,357,262       699,687
Deferred income taxes................................................      664,600       713,900
                                                                       -----------   -----------
Total Current Assets.................................................   24,845,927    23,381,097
Property, Plant and Equipment
   Land..............................................................      227,787       228,432
   Buildings.........................................................    3,700,951     3,652,407
   Machinery and equipment...........................................   20,021,797    18,539,400
   Accumulated depreciation (deduction)..............................  (10,996,773)  (10,004,451)
                                                                       -----------   -----------
                                                                        12,953,762    12,415,788
Other Assets
Goodwill, less accumulated amortization
($80,680 in 1994 and $69,334 in 1993)................................       79,630        80,976
Patents, licenses and trademarks, less accumulated amortization
($354,396 in 1994 and $267,387 in 1993)..............................    1,045,106     1,045,429
Prepaid pension cost.................................................    2,958,362     2,576,654
Noncurrent assets of discontinued operations.........................           --       958,999
                                                                       -----------   -----------
                                                                         4,083,098     4,662,058
                                                                       -----------   -----------
                                                                       $41,882,787   $40,458,943
                                                                       ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                          1994          1993
Current Liabilities
Accounts payable....................................................  $ 3,239,241    $ 2,593,852
Accrued compensation and withholdings...............................       935,417       922,624
Accrued expenses....................................................       377,322     1,096,406
Short-term borrowings...............................................     1,400,000            --
Current portion of long-term debt...................................     1,060,000     1,060,000
Total Current Liabilities...........................................     7,011,980     5,672,882
Deferred Income Taxes...............................................     1,939,200     1,278,500
Long-Term Debt, less current portion................................       240,000     1,300,000
Other Liabilities...................................................            --     1,000,000
Accrued postretirement benefits.....................................     2,848,150     2,824,504
Shareholders' Equity
  Voting Preferred Stock, no par value:
    Authorized and unissued: 1,000,000 shares
  Nonvoting Preferred Stock, no par value:
    Authorized and unissued: 1,000,000 shares
  Common Stock, no par value:
    Authorized: 25,000,000 shares
    Issued: 2,775,085 shares in 1994 and 2,750,668 shares in 1993
      (excluding 520,936 shares in 1994 and
      508,316 shares in 1993 held in treasury)......................     9,009,392     8,873,121
  Retained earnings.................................................    20,912,486    19,545,655
  Accumulated foreign currency translation adjustments..............       (78,421)      (35,719)
                                                                       -----------   -----------
Total Shareholders' Equity..........................................    29,843,457    28,383,057
                                                                       -----------   -----------
                                                                       $41,882,787   $40,458,943
                                                                       ===========   ===========

See notes to consolidated financial statements.

Consolidated Statements of Income
Fiscal years ended December 31, 1994, January 1, 1994 and January 2, 1993

                                                                          1994         1993         1992
Net Sales...........................................................  $66,021,123  $59,717,424  $60,059,998
Other income........................................................      242,472      487,572    1,190,667
                                                                      -----------  -----------  -----------
                                                                       66,263,595   60,204,996   61,250,665
Costs and expenses:
  Cost of products sold.............................................    1,507,796   45,854,997   46,078,867
  Selling and administrative........................................   10,479,204    9,818,687    9,996,563
  Interest..........................................................       97,173      144,478      220,308
                                                                      -----------  -----------  -----------
                                                                       62,084,173   55,818,162   56,295,738
                                                                      -----------  -----------  -----------
Income before income taxes and
  cumulative effect of accounting changes...........................    4,179,422    4,386,834    4,954,927
Income taxes........................................................    1,536,682    1,620,385    1,918,400
Income before cumulative effect
  of accounting changes.............................................  $ 2,642,740  $ 2,766,449  $ 3,036,527
Cumulative effect of
  accounting changes................................................           --           --   (1,475,011)
                                                                      -----------  -----------  -----------
NET INCOME..........................................................  $ 2,642,740  $ 2,766,449  $ 1,561,516
                                                                      ===========  ===========  ===========
PER SHARE DATA:
  Income before cumulative effect of
    accounting changes..............................................  $       .95  $      1.01  $      1.10
  Cumulative effect of accounting changes...........................           --           --         (.53)
                                                                      -----------  -----------  -----------
Net income..........................................................  $       .95  $      1.01  $       .57
                                                                      ===========  ===========  ===========


See notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity
Fiscal years ended December 31, 1994, January 1, 1994 and January 2, 1993

                                                                              Common           Retained          Translation
                                                                               Stock           Earnings          Adjustments
Balances at December 28, 1991.............................................   $9,002,070      $17,724,135         $ 139,507
Net income................................................................           --        1,561,516                --
Cash dividends declared, $.45 per share...................................           --       (1,239,994)               --
Purchase of 32,015 shares of Common Stock for treasury....................     (327,806)              --                --
Issuance of 16,800 shares of Common Stock upon the
  exercise of stock options...............................................      153,429               --                --
Currency translation adjustment...........................................           --               --           (95,596)
Other.....................................................................       10,802           (1,913)               --
Balances at January 2, 1993...............................................    8,838,495       18,043,744            43,911
                                                                             ----------      -----------         ---------
Net income................................................................           --        2,766,449                --
Cash dividends declared, $.46 per share...................................           --       (1,264,538)               --
Purchase of 5,272 shares of Common Stock for treasury.....................      (70,172)              --                --
Issuance of 11,320 shares of Common Stock upon the
  exercise of stock options...............................................      104,798               --                --
Currency translation adjustment...........................................           --               --           (79,630)
Balances at January 1, 1994...............................................    8,873,121       19,545,655           (35,719)
                                                                             ----------      -----------         ---------
Net income................................................................           --        2,642,740                --
Cash dividends declared, $.46 per share...................................           --       (1,275,909)               --
Purchase of 12,620 shares of Common Stock for treasury....................     (202,042)              --                --
Issuance of 37,037 shares of Common Stock upon the
  exercise of stock options...............................................      338,313               --                --
Currency translation adjustment...........................................           --               --           (42,702)
                                                                             ----------      -----------         ---------
Balances at December 31, 1994.............................................   $9,009,392      $20,912,486         $ (78,421)
                                                                             ==========      ===========         =========

( ) Indicates deduction.

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Fiscal years ended December 31, 1994, January 1, 1994 and January 2, 1993

                                                                                      1994           1993           1992
OPERATING ACTIVITIES
Net income...................................................................... $ 2,642,740    $ 2,766,449    $ 1,561,516
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization.................................................   2,452,598      2,322,396      2,237,085
  Pension plan income...........................................................    (233,984)      (340,657)       (227,421)
  Loss (gain) on sales of equipment and other assets............................      21,688            218        (875,748)
  Provision for doubtful accounts...............................................     120,000        114,988         632,102
  Cumulative effect of accounting changes.......................................          --             --       2,520,411
  Provision for deferred income taxes...........................................     710,000        472,200        (845,800)
  Changes in operating assets and liabilities:
    Accounts receivable.........................................................  (1,504,405)      (242,542)     (1,528,612)
    Inventories.................................................................   1,623,872       (558,764)        212,930
    Prepaid expenses...........................................................     (717,224)      (162,198)         48,062
    Other assets...............................................................     (167,758)      (213,273)       (624,644)
    Accounts payable...........................................................      652,333       (763,065)        364,017
    Accrued expenses...........................................................   (1,671,133)       177,036        (415,864)
    Pension plan contributions.................................................     (147,720)      (388,719)             --
                                                                                 -----------      ---------     -----------
Net cash provided from operating activities....................................    3,781,007      3,184,069       3,058,034

INVESTING ACTIVITIES
Purchases of property, plant and equipment.....................................   (2,849,926)    (1,445,765)     (1,584,714)
Proceeds from sale of equipment and other assets...............................        3,600          2,504       1,016,472
                                                                                 -----------     ----------     -----------
Net cash used in investing activities..........................................   (2,846,326)    (1,443,261)       (568,242)
FINANCING ACTIVITIES
Proceeds from line of credit...................................................    2,000,000             --              --
Payments on line of credit.....................................................     (600,000)            --              --
Principal payments on long-term debt...........................................   (1,060,000)    (1,000,000)     (1,000,000)
Proceeds from sales of Common Stock............................................      338,313        104,798         164,231
Purchases of Common Stock for treasury.........................................     (202,042)       (70,172)       (327,806)
Dividends paid.................................................................   (1,275,909)    (1,264,538)     (1,239,994)
                                                                                 -----------     ----------     -----------
Net cash used in financing activities..........................................     (799,638)    (2,229,912)     (2,403,569)
Effect of exchange rate changes on cash........................................       (4,797)       (15,635)         (4,485)
                                                                                 -----------     ----------     -----------
Net increase (decrease) in cash and cash equivalents...........................      130,246       (504,739)         81,738
Cash and cash equivalents at beginning of year.................................    2,479,998      2,984,737       2,902,999
                                                                                 -----------     ----------     -----------
Cash and cash equivalents at end of year.......................................  $ 2,610,244    $ 2,479,998     $ 2,984,737


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE EASTERN COMPANY AND SUBSIDIARIES
December 31, 1994, January 1, 1994 and January 2, 1993

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year
The Company's fiscal year ends on the Saturday nearest to December 31. Fiscal years 1994 and 1993 were comprised of 52 weeks; fiscal year 1992 was comprised of 53 weeks.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries, all wholly owned, after elimination of intercompany accounts and transactions.

Foreign Currency Translation
For foreign operations, the balance sheet accounts are translated at the current year-end exchange rate, and income statement items are translated at the average exchange rate for the year. Resulting translation adjustments are made directly to a separate component of shareholders' equity. Foreign currency exchange gains and losses are not material in any year.

Cash Equivalents
Highly liquid investments purchased with a maturity of three months or less are considered cash equivalents.

Concentrations of Credit Risk
The Company sells its products to customers in diversified industries primarily in North America. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains allowances for potential credit losses and such losses have been within management's expectations.

The Company invests its cash on a daily basis through repurchase agreements in U.S. Government securities bearing a minimal risk. The Company has not experienced any loss on its cash investments.

Inventories Inventories are valued generally at the lower of cost, determined by the last-in, first-out (LIFO) method, or market. Current cost exceeded the LIFO carrying value of inventories by approximately $2,783,772 and $2,635,118 at December 31, 1994 and January 1, 1994, respectively. During 1994, decreased inventory levels caused a liquidation of certain LIFO inventory quantities carried at lower costs prevailing in prior years. The liquidation of these layers increased net income by $82,000 ($.03 per share).

Property, Plant and Equipment and Related Depreciation
Property, plant and equipment are stated on the basis of cost. Depreciation is computed generally using the straight-line method based upon the estimated useful lives of the assets. The annual provisions charged to continuing operations amounted to $2,270,712 in 1994, $2,170,706 in 1993 and $2,185,449
in 1992.

Intangibles
Patents are amortized using the straight-line method over the lives of the patents. Licenses are generally amortized on a straight-line basis over periods of five to 17 years. Goodwill is being amortized over periods from five to 20 years.

Pension Plans
The Company has defined benefit pension plans in effect generally covering all eligible employees. The Company measures its pension cost and funding status based upon actuarial evaluations performed as of September 30. For additional disclosure see Note 8.

Product Development Costs
Such costs (1994--$371,575; 1993--$495,914; 1992--$505,284) are expensed as incurred.

Per Share Data
Per share data of Common Stock is based on the weighted average number of shares outstanding during each year. Common Stock equivalents (stock options) did not have a materially dilutive effect on net income per share for any year presented.

Commitments and Contingencies
Classified in other liabilities at January 1, 1994 is an amount for environmental claims arising with respect to any of the Company's various operations. During June 1994, the Company settled certain outstanding claims. The United States Environmental Protection Agency can appeal the dismissal of its complaints against the Company. Management believes that based on the facts available to them and the advice of legal counsel, the future cost of existing environmental claims will not have a material effect on the Company.

2. DISCONTINUED OPERATIONS
In December 1991, the Board of Directors approved a plan to discontinue the Company's high-alloy stainless steel castings business. In January 1992, the Company sold the remaining machinery and equipment for $200,000. The remaining asset (classified as land held for sale in 1994) is stated at its approximate net realizable value and will be disposed of in 1995.

3. Debt
Debt consists of the following:

                                                        1994           1993
Note payable to bank, principal payable in
quarterly installments of $250,000 through
October 1, 1995.  Interest at prime rate
(8.5% at December 31, 1994)is payable and
adjusted quarterly................................  $1,000,000     $2,000,000

Non-interest bearing note payable, principal
payable in yearly installments of $60,000
through January 7, 1999............................    300,000        360,000
                                                    ----------     ----------
                                                     1,300,000      2,360,000
Less current maturities............................  1,060,000      1,060,000
                                                    ----------     ----------
Long-term debt....................................  $  240,000     $1,300,000
                                                    ==========     ==========

Interest paid was $136,128 in 1994, $160,520 in 1993 and $248,275 in 1992.

The Company has available a $5,000,000 line of credit. Borrowings against the line were $1,400,000 at December 31, 1994 with interest payable at 7.437% (weighted average interest rate). In connection with this line of credit arrangement and the Company's cash management program, compensating bank balances (approximately $500,000 at December 31, 1994) are required to be maintained.

4. SHAREHOLDERS' EQUITY
On September 16, 1991, pursuant to a Rights Agreement (the "Agreement") of the same date, the Company declared a dividend of one stock purchase right on each outstanding share of Common Stock. As provided in the Agreement, as amended effective November 11, 1992, under certain conditions, each right may be exercised to purchase one share of the Company's Common Stock at an exercise price of $35, subject to adjustment to prevent dilution. The rights generally become exercisable ten days after an individual or group acquires 10% of the Company's outstanding common shares or after commencement or announcement of an offer for 10% or more of the Company's Common Stock. The rights, which do not have voting rights, expire on October 15, 2001, and may be redeemed by the Company at a price of $.01 per right at any time prior to their expiration or the acquisition of 10% of the Company's Common Stock. In the event that the Company were acquired in a merger or other business combination transaction, provision shall be made so that each holder of a right shall have the right to receive, upon exercise thereof at the then current exercise price, that number of shares of Common Stock of the surviving company which at the time of such transaction would have a market value of two times the exercise price of the right. At December 31, 1994, there were 2,775,085 outstanding rights.

5. STOCK OPTIONS
At December 31, 1994, 59,840 shares (87,610 shares at January 1, 1994 and 99,750 shares at January 2, 1993) of the Company's unissued Common Stock were reserved for options under the 1983 Incentive Stock Option Plan to officers and key employees. Under the plan, options may be granted to the participants to purchase shares of Common Stock at prices not less than 100% of the fair market value of the stock on the dates the options are granted.
Changes in stock options under the 1983 Incentive Stock Option Plan are as follows:

                                              Options              Purchase
                                      ----------------------    ---------------
                                       1994     1993    1992    Price Per Share
                                     -------------------------  ---------------
Outstanding at beginning of year...   87,610   99,750  113,550
Exercised..........................  (19,770)  (6,140) (13,800)   $9.08-$9.375
Forfeited..........................   (8,000)  (6,000)      --
                                     -------- ------- --------
Outstanding at end of year.......... 124,203  141,470  135,400

Exercisable at end of year:
At $9.08............................  17,200   36,150   40,650
At $9.375...........................  34,820   31,820   23,650

Unexercisable at end of year:
At $9.375............................  7,820   19,640   35,460




                                              Options              Purchase
                                       1994     1993    1992    Price Per Share
                                     -------  -------  -------  ---------------
Outstanding at beginning of year....  87,610   99,750  113,550
Exercised..........................  (19,770)  (6,140) (13,800)  $9.08-$9.375
Forfeited...........................  (8,000)  (6,000)      --
                                     -------   ------  -------
Outstanding at end of year..........  59,840   87,610   99,750

Exercisable at end of year:
At $9.08............................  17,200   36,150   40,650
At $9.375...........................  34,820   31,820   23,640

Unexercisable at end of year:
At $9.375............................  7,820   19,640   35,460


Effective April 26, 1989 the Company's shareholders approved the 1989 Executive Stock Incentive Plan. Under the plan, incentive stock options may be granted to salaried officers and other key employees; for 1991 options granted, 20% per year of the total 70,900 options granted for such participants were exercisable on a cumulative basis. The plan also provides for the grant of non-qualified stock options to each non-employee director of the Company. The Company reserved 240,000 shares of Common Stock for issuance under the plan. The purchase price of the shares may not be less than the fair market value of the shares at the date of the grant. At December 31, 1994, 180,803 shares (198,070 shares at January 1, 1994 and 203,250 shares at
January 2, 1993) of the Company's unissued Common Stock were reserved for options under the 1989 Incentive Stock Option Plan.

Changes in stock options under the 1989 Incentive Stock Option Plan are as follows:

                                              Options              Purchase
                                      ----------------------    ---------------
                                       1994     1993    1992    Price Per Share
                                     -------------------------  ---------------
Outstanding at beginning of year...  141,470  135,400  138,400
Granted............................       --   11,250       --      $12.50
Exercised........................... (17,267)  (5,180)  (3,000)   $9.08-$9.375
                                     -------- ------- --------
Outstanding at end of year.......... 124,203  141,470  135,400

Exercisable at end of year:
At $9.08............................  33,750   45,000   45,000
At $9.375...........................  42,523   34,360   25,360
At $11.00...........................  11,250   11,250   11,250
At $12.25...........................  11,250   11,250   11,250
At $12.50...........................  11,250   11,250       --
Unexercisable at end of year:
At $9.375............................ 14,180   28,360   42,540


An option totaling 11,250 shares in 1993 was granted to a non-employee director at a price of $12.50 per share in 1993.

6. INCOME TAXES
Effective December 29, 1991, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The cumulative effect of this accounting change increased 1992 net income by $186,900 or $.07 per share.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax liabilities (assets) are comprised of the following:

                                                      1994             1993
Depreciation...................................  $ 1,901,900     $ 1,865,300
Pension plans..................................    1,192,100       1,028,100
Other..........................................      199,800          58,200
                                                 -----------     -----------
Total deferred tax liabilities.................    3,293,800       2,951,600
Other postretirement benefits...................  (1,147,800)     (1,126,900)
Inventories.....................................    (308,100)       (348,200)
Allowance for doubtful accounts.................    (121,700)       (133,900)
Accrued compensation.............................   (217,400)       (209,700)
Other............................................   (224,200)       (568,300)
                                                 -----------     -----------
Total deferred tax assets.......................  (2,019,200)     (2,387,000)
                                                 -----------     -----------
Net deferred tax liabilities                     $ 1,274,600     $   564,600

For financial reporting purposes, income before income taxes and cumulative effect of accounting changes includes the following:

                                  1994            1993            1992
  Domestic.................   $3,950,218       $4,117,572      $5,194,888
  Foreign..................      229,204          269,262        (239,961)
                              ----------       ----------      ----------
  Total...................    $4,179,422       $4,386,834      $4,954,927


Income taxes (benefits) are as follows:

                                  1994            1993            1992
   Current:
      Federal..............  $   687,600      $  981,700      $1,512,900
      Foreign...............       5,182          92,385         (56,400)
      State.................     133,900         150,300         335,000
   Deferred.................     710,000         396,000         126,900
                              ----------      ----------     -----------
                              $1,536,682      $1,620,385      $1,918,400


The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense follows:

                                  1994            1993              1992
                                 Amount    %      Amount    %      Amount    %
                               ---------  ---   ---------  ---    --------  ---
Tax at U.S. statutory rates   $1,421,000  34%  $1,491,500  34%  $1,684,700  34%
State income taxes,
net of federal tax benefit.      169,200   4      146,100   3      233,200   5
Other -- net..............       (53,518) (1)     (17,215)  -          500   -
                             -----------  --- -----------  --- -----------  ---
                              $1,536,682  37%  $1,620,385  37%  $1,918,400  39%


Total income taxes paid were $1,556,664 in 1994, $987,029 in 1993 and $1,883,165 in 1992. Federal and foreign income taxes prepaid at December 31, 1994 and accrued at January 1, 1994 were $391,377 and $266,000, respectively. United States income taxes have not been provided on the undistributed earnings of foreign subsidiaries ($1,567,760 at December 31, 1994) because such earnings are intended to be reinvested abroad indefinitely or repatriated only when substantially free of additional tax.

7. LEASES
The Company leases certain equipment and buildings under operating lease arrangements. Certain leases contain renewal options for periods ranging from one to ten years.

	Future payments under noncancelable operating leases with initial or remaining terms in excess of one year during each of the next five fiscal years are as follows:

  1995..................  $  381,223
  1996..................     387,511
  1997..................     391,422
  1998..................     395,333
  1999..................     399,103
                          ----------
                          $1,954,592

Rent expense for all operating leases amounted to $387,609 in 1994, $400,912 in 1993 and $375,162 in 1992.

8. EMPLOYEE RETIREMENT BENEFITS
The Company has noncontributory defined benefit plans covering most U.S. employees. Plan benefits are generally based upon age at retirement, years of service and, for the salaried plan, level of compensation. The Company's funding policy for all plans is to make the annual contributions required by applicable regulations. Certain U.S. employees and most employees of the Canadian subsidiary are covered by defined contribution plans based on salaries and wages.
A summary of the components of net pension income for 1994, 1993 and 1992 follows:

                                           1994          1993          1992
Service cost -- benefits earned
during the period...................   $  574,369    $  488,836   $   460,981
Interest cost on projected benefit
obligation...........................   1,599,953     1,517,379     1,411,634
Actual return on plan assets.........  (1,966,649)   (1,684,987)   (1,587,148)
Net amortization and deferral........    (486,695)     (661,885)     (512,888)
Defined contribution plans...........       1,366         1,822         2,741
Supplemental retirement plan
expense..............................      45,038            --            --
                                       ----------    ----------    ----------
Net pension income...................  $ (232,618)   $ (338,835)  $ (224,680)


Assumptions used in the accounting for pensions were:

                                           1994          1993          1992
Weighted average discount rates......      7.5%          7.5%           8%
Rates of increase in compensation
levels...............................      4.25%         4.25%          5%
Expected long-term rate of return
on assets............................      8.5%          8.5%           8.5%


Based on the latest actuarial information available, the following table sets forth the funded status of the Company's defined benefit plans at September 30:


                                                      1994          1993
Actuarial present value of benefit obligations:
Vested benefit obligation.....................   $(21,285,834)  $(20,551,709)
                                                  -----------    -----------
Accumulated benefit obligation................   $(21,477,759)  $(20,671,948)
                                                  -----------    -----------
Projected benefit obligation..................   $(22,024,713)  $(21,290,530)
Plan assets at fair value.....................     26,856,298     26,512,275
                                                  -----------    -----------
Excess of plan assets over projected
benefit obligation............................      4,831,585      5,221,745
Prior service cost not yet recognized
in net periodic pension cost..................        171,920         98,209
Unrecognized net loss.........................        657,867        205,289
Unrecognized net assets in excess of
obligations..................................      (2,657,972)    (2,948,589)
                                                  -----------    -----------
Net asset....................................       3,003,400      2,576,654
Supplemental retirement plan accrual.........         (45,038)            --
                                                  -----------    -----------
Net pension asset............................    $  2,958,362   $  2,576,654


All of the plans' assets at December 31, 1994 were invested in listed stocks, bonds, and pooled investment funds, including Common Stock of the Company having a market value of $3,734,250 at that date.

The Salaried Employees' Retirement Plan provides that the Board of Directors may increase retirement benefits upon certain changes in control of the Company.

The Company also sponsors an unfunded Supplemental Executive Retirement Plan, which is a nonqualified plan that provides an officer defined pension benefits in excess of limits imposed by federal tax law. At December 31, 1994, the projected benefit obligation for this plan totaled $199,489, of which $154,451 is subject to later amortization. The remaining $45,038 is included in prepaid pension cost.

POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS
The Company provides certain medical and life insurance for substantially all retired salaried employees in the United States. Effective in January 1991, such benefits were subject to years of service and early retirement actuarial considerations. Effective December 29, 1991, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The standard requires companies to recognize the estimated future cost of providing health and other postretirement benefits on an accrual basis. These benefits had previously been recognized as an expense when paid. The cumulative effect of this accounting change reduced 1992 net income by $1,661,911 ($2,707,311 less related deferred income taxes of $1,045,400) or $.60 per share. The effect of this change on 1992 continuing operations was not material.

Based on the latest actuarial information available, the status of the Company's plans at the end of each fiscal year was as follows:

                                                      1994           1993
Accumulated postretirement benefit obligation:
Retirees.......................................   $(2,145,845)   $(2,653,649)
Fully eligible active plan participants........    (1,174,875)      (805,631)
                                                  -----------    -----------
                                                   (3,320,720)    (3,459,280)
Plan assets at fair value.......................      500,300        352,735
                                                   ----------    -----------
Excess of accumulated postretirement benefit
obligation over plan assets...................     (2,820,420)    (3,106,545)
Unrecognized net loss.........................        (27,730)       282,041
Accumulated postretirement benefit obligations
accrued.......................................    $(2,848,150)   $(2,824,504)


Plan assets are invested in a pooled insurance continuance fund where excess assets over actual costs are used to offset future costs of the plan.

A summary of the components of net postretirement benefit expense for 1994, 1993 and 1992 follows:

                                            1994        1993         1992
Service cost - benefits earned during
the period.............................  $ 79,442    $ 52,135     $ 47,348
Interest cost..........................   206,627     224,153      243,658
                                         --------    --------     --------
Net postretirement benefit expense.....  $286,069    $276,288     $291,006


The weighted average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) taking into consideration the significant cost reduction steps taken is assumed to be 4.25%. In view of there being no rate increases over the past three years for retiree health insurance, as well as the cap placed on yearly dollar cost contributions for employees retiring after January 1, 1991, the 4.25% is indicative of the rate increases expected over the next five years. A one percentage point increase in the assumed health care cost trend rate would have increased the accumulated benefit obligation by $275,044 at December 31, 1994 and $172,091 at January 1, 1994; and increased the net periodic postretirement benefit cost for 1994 by $34,802, for 1993 by $19,324 and for 1992 by $13,736.

Weighted average discount rates of 7.5% were used in determining the accumulated benefit obligation for 1994 and 1993.

The Company has taken significant steps to reduce the effects of postretirement life and health insurance benefits through the introduction of maximum yearly dollar contributions for employees retiring after January 1, 1991.

401(K) SAVINGS PLAN
Effective May 1, 1994 the Company sponsors a 401(k) savings and investment plan for its full-time U.S. salaried employees. Eligible employees may choose to contribute between 1% and 18% of their salary, a portion of which the Company may match. Participants are vested in the matching contribution after 5 years of service.

Participants can direct the investment of the funds to different investment options, one of which is the Company's Common Stock (2,398 shares at December 31, 1994).

9. INDUSTRY SEGMENTS
The Company operates in two principal segments: Security Products and Construction. The Security Products group has a wide range of products used to close, lock or support equipment used in the industrial, transportation or mining industries. The Construction group is involved in warehousing and distribution of materials for the commercial, industrial and road building industries.
Operating profit is total revenue less operating expenses, excluding interest and general corporate expenses. Identifiable assets by industry segment are assets directly identified with those operations. Corporate assets consist primarily of cash and cash equivalents, notes and other investments.

                                       1994             1993            1992
REVENUE:
  Sales to unaffiliated customers:
    Security products.............  $58,380,983      $52,545,780     $51,761,865
    Construction..................    7,640,141        7,171,644       8,298,113
    General corporate.............      242,471          487,572       1,190,687
                                   ------------      -----------     -----------
TOTAL REVENUE.....................  $66,263,595      $60,204,996     $61,250,665

OPERATING PROFIT (LOSS):
    Security products.............  $ 5,754,267      $ 6,218,607     $ 5,553,580
    Construction..................      309,027          (75,128)        (84,113)
                                   ------------      -----------     -----------
OPERATING PROFIT..................    6,063,294        6,143,479       5,469,467
    General corporate
    expenses......................   (1,792,699)      (1,612,167)       (294,232)
    Interest expense..............      (91,173)        (144,478)       (220,308)

INCOME BEFORE INCOME TAXES
AND CUMULATIVE EFFECT
OF ACCOUNTING CHANGES.............  $ 4,179,422      $ 4,386,834     $ 4,954,927

IDENTIFIABLE ASSETS:
    Security products.............  $32,159,679      $32,324,441     $31,892,169
    Construction..................    2,900,947        2,303,100       2,363,070
                                     ----------      -----------     -----------
                                     35,060,626       34,627,541      34,255,239
    General corporate.............    5,804,050        4,872,403       5,208,856
                                    -----------      -----------     -----------
    Discontinued operations.......    1,018,111          958,999         739,127
Total Assets......................  $41,882,787      $40,458,943     $40,203,222

DEPRECIATION AND AMORTIZATION:
    Security products.............  $ 2,366,705      $ 2,237,992     $ 2,169,994
    Construction..................       63,911           62,353          48,756

CAPITAL EXPENDITURES:
    Security products.............  $ 2,795,957      $ 1,425,285     $ 1,483,486
Construction......................       20,557           17,260          51,540



REPORT OF INDEPENDENT AUDITORS

Board of Directors
The Eastern Company

We have audited the accompanying consolidated balance sheets of The Eastern Company and subsidiaries as of December 31, 1994 and January 1, 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three fiscal years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Eastern Company and subsidiaries at December 31, 1994 and January 1, 1994, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Notes 6 and 8 to the consolidated financial statements, in 1992 the Company changed its methods of accounting for income taxes and for postretirement benefits other than pensions.


Hartford, Connecticut                                  Ernst & Young LLP
January 30, 1995                                       Ernst & Young LLP


1994-1985 Summary of Operations

INCOME STATEMENT ITEMS (in thousands)
Year                         1994      1993     1992bc     1991     1990a     1989a     1988a      1987     1986ab    1985a
Net Sales...............   $66,021   $59,717   $60,060   $56,642   $61,967   $63,638   $67,016   $63,012   $52,617   $55,720
Cost of Products Sold...    51,508    45,855    46,079    41,354    46,500    49,366    52,847    47,783    40,978    43,477
Depreciation and
Amortization............     2,453     2,322     2,237     2,208     2,526     2,713     2,549     2,390     2,380     2,113
Interest Expense........        97       144       220       358       485       614       566       577       459       587
Income Before Taxes.....     4,179     4,387     4,955     6,560     6,213     4,624     5,158     6,019     3,674     4,206
Taxes on Income.........     1,536     1,621     1,918     2,533     2,539     1,837     1,890     2,678     1,777     1,577
Income (Loss):
Continuing
Operations..............     2,643     2,766     3,037     4,027     3,674     2,787     3,268     3,341     1,897     2,629
Discontinued
Operations..............        --        --        --    (1,205)   (1,958)   (1,162)     (646)     (450)      (74)      (32)
Total...................     2,643     2,766     3,037     2,822     1,716     1,625     2,622     2,891     1,823     2,597
Dividends...............     1,276     1,265     1,240     1,178     1,038     1,037     1,035     1,940     1,028     1,095



BALANCE SHEET ITEMS (in thousands)

Year                         1994      1993     1992b      1991     1990a     1989a     1988a      1987     1986ab    1985a
Inventory...............   $ 9,531  $ 11,193  $ 10,680  $ 10,648   $ 9,744   $ 9,704  $ 11,264  $ 10,935   $ 7,017   $ 7,653
Working Capital.........    17,834    17,708    17,126    15,729    15,723    16,542    15,184    15,317    13,315    14,800
Plant Assets Net........    12,954    12,416    13,164    13,838    12,439    11,171    13,079    13,029    11,471    11,682
Total Assets............    41,883    40,459    40,203    38,965    38,730    38,311    38,610    36,313    34,397    36,084
Shareholders' Equity....    29,843    28,383    26,926    26,866    25,477    24,855    24,270    23,302    23,424    24,800
Capital Expenditures....     2,850     1,446     1,585     3,647     3,889     1,788     3,745     3,852     2,196     3,285
Long-Term Obligations...       240     1,300     2,000     3,000     4,000     5,108     5,206     5,315     4,233     4,904



PER SHARE DATA

Year....................     1994      1993     1992bc      1991     1990a     1989a     1988a      1987     1986ab    1985a
Income (Loss):
Continuing
Operations..............   $   .95  $   1.01  $   1.10   $   1.44   $  1.32   $  1.01  $   1.15  $   1.13   $   .61   $   .80
Discontinued
Operations..............        --        --        --       (.43)     (.70)     (.42)     (.23)     (.15)     (.02)     (.01)
Total...................   $   .95  $   1.01  $   1.10   $   1.01   $   .62     $ .59  $    .92  $    .98   $   .59   $   .79
Dividends...............       .46       .46       .45        .42       .37       .37       .36       .66       .33       .33
Shareholders' Equity....     10.77     10.33      9.77       9.59      9.16      8.94      8.51      7.87      7.59      7.54
Average shares
Outstanding............. 2,771,842 2,748,312 2,755,507  2,800,635 2,780,036 2,778,644 2,851,302 2,960,037 3,087,378 3,287,550

a Reclassified to reflect discontinued operations -- Alloy Foundries Steel 1990 and 1989; Alloy Foundries Malleable Iron 1988; Pattin 1986 and 1985.

b Fiscal Years 1992 and 1986 comprised 53 weeks -- all other years were 52 weeks.

c 1992 excludes the cumulative effect of accounting changes for postretirement benefits and income taxes of $1,475,000 or $.53 per share.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total 1994 net income of $2,642,740 or $.95 per share represented a decrease of 4.5% versus 1993 net income of $2,766,449 or $1.01 per share.

	In 1992 income before cumulative effect of accounting changes was $3,036,527 or $1.10 per share. The 1992 one-time charge to earnings of $1,475,011 or $.53 per share due to the adoption of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits" and No. 109, "Employers' Accounting for Income Taxes" resulted in net income of $1,561,516 or $.57 per share.

	Other income in 1994 was $242,472 versus $487,572 in 1993 and $1,190,667 in 1992. Other income was lower in 1994 because 1993 was the final year of a six year agreement where the Company received commissions as a result of the 1987 sale of the Pattin Manufacturing Division. In 1993 those commissions were $263,843 versus $353,864 in 1992. The 1992 amount also included the one-time gain of approximately $700,000 from the sale of the Company's minority interest investment in a Korean Company.

	Cash from operating activities totaling $3,781,007 and a $1,400,000 net borrowing under the Company's short-term line of credit for the year ended December 31, 1994 was used to fund dividends, capital expenditures and other financing activities.

	In mid-February 1995, the company sold the former Alloy Foundries' plant property for $1,000,000 representing the approximate carrying value
(classified as land held for sale on the Balance Sheet.)

RESULTS OF OPERATIONS

The 1994 net sales of $66,021,123 increased $6,303,699 or 10.6% from the $59,717,424 1993 level. The 1992 sales were $60,059,998. Fiscal years 1994 and 1993 were comprised of 52 weeks while fiscal year 1992 was comprised of 53 weeks.

	Unit sales volume increased 3.8% from the 1993 sales level. Volume increases in the vehicular and industrial products, construction and contract casting business more than offset relatively flat underground mining and certain security lock market declines. New products and price increases contributed 4.3% and 2.4%, respectively, to the increase in sales. New products included the recently acquired "Prestolock" line of keyless locks, being offered by the Company's CCL Security Products division, various industrial latching devices, produced by the Company's Eberhard division, new malleable casting products, manufactured by the Company's Frazer & Jones division and the "Warlock" (a high-security lock for both the gaming and vending machine industries), offered by the Company's Illinois Lock division. Demand for the Company's transportation and industrial hardware product lines, served by the Company's Eberhard Manufacturing Division and the Company's Canadian Eberhard Hardware Manufacturing, Ltd. subsidiary, remains strong. The Company's construction segment consisting of the Thompson Materials division experienced improved margins and sales versus a year ago.

	The Company's 1994 income decreased $123,709 or 4.5% from the 1993 level in spite of increased sales. This was due to the higher cost of products sold, higher selling and administrative costs and decreased other income. The 1993 income before accounting changes decreased $270,078 or 8.9% from the 1992 level of $3,036,527. This was primarily because the 1992 earnings were favorably effected by a onetime $700,000 gain in other income.

	Fourth quarter 1994 earnings were $787,783 on net sales of $16,724,099 or $.28 per share versus $1,297,053 on net sales of $14,490,390 or $.48 per share in the fourth quarter of 1993 and $776,303 on net sales of $14,037,401 or $.28 per share in the fourth quarter 1992. The reduced fourth quarter earnings were affected by the higher cost of products sold that were 78% in the fourth quarter of 1994 versus 72% in the fourth quarter 1993. This was due to product mix with a greater portion of both lower margin contract malleable castings and construction material sales. Also affecting fourth quarter earnings was the pre-planned lower levels of production resulting in higher than normal reduction in inventory to better position the Company for 1995. As a result, overall gross margins for comparable periods were reduced by $282,425. Higher fourth quarter selling and administrative expenses and lower other income also affected 1994 fourth quarter earnings. This was due to higher advertising and marketing expenses, payroll charges as well as some favorable accrual adjustments made in 1993. Fourth quarter 1993 income improved over 1992 because of product mix and lower selling and administrative expenses.

	The cost of products sold were 78.0% of 1994 net sales; 76.8% of 1993 sales and 76.7% of 1992 sales. The increase in the 1994 cost of products sold was due to product mix especially with a greater portion of lower margin sales. Also affecting margins were the costs experienced by the Company's Frazer & Jones division to handle the contract casting business. The costs of products sold in both 1993 and 1992 were affected by lower margins due to product mix and competitive pricing in the Company's construction segment; and the security segment's transportation hardware, industrial hardware and certain custom lock lines.

	The Company continues to seek methods of improving margins through the concentration on profitable products, improvement in operating efficiencies and the broadening of product lines to increase sales volume. The improved activity in the Company's transportation hardware and industrial hardware is expected to continue. The Illinois Lock division was successful in securing new business in 1994 and has a number of products in the final developmental stages in their engineering department that are expected to provide opportunities in 1995. The CCL Security Products division is expected to increase activity in 1995 as a result of the purchase of the "Prestolock" brand of combination locks that command a dominant position in the luggage industry. Due to increased plant capacity, the Frazer & Jones division has the flexibility of accommodating the significant increase in contract casting business that resulted from their aggressive marketing efforts throughout 1994, as well as continuing to successfully serve their mine roof fastener market. In addition, the significant start up costs associated with the new contract casting business experienced in 1994 are now behind them.

	The Thompson Materials division is expected to continue their improvement by concentrating on more profitable product and market areas.

	Overall company profitability improvement is expected for 1995 in view of expected increased utilization of plant capacity, improved operating margin and expanded product lines and markets.

	In 1994, research and development costs were $371,575 versus $495,914 in 1993 and $505,284 in 1992. The Company continues to recognize the importance of worthwhile research and development projects. The 1994 expenditures were on projects involving mine roof fasteners, the conversion of a portion of Frazer & Jones production capacity to other markets, transportation and industrial hardware and locking device hardware.

	The 1994 selling and administrative costs increased $660,517 or 7% from the 1993 level. This increase included higher marketing expenses associated with new products and normal cost increases. The 1994 selling and administrative costs increased $482,641 or 5% from the 1992 level. These increases were also due to increased marketing expenses and normal costs increases.

	Interest costs in 1994 were $97,173 versus $144,478 in 1993 and $220,308 in 1992 representing 33% and 56% decreases, respectively, because of reduced interest rates and principal payments made during 1994 and 1993. The 1994 level of interest was affected by the draw down of between $1.4 and $2.0 million on the short-term line of credit during the year.

	The effective income tax rates in 1994, 1993 and 1992 were 36.8%, 36.9% and 38.7%, respectively.

	Each year's fourth quarter earnings are affected by year-end adjustments to bring estimated accruals to actual. In 1994 such adjustments for continuing operations had the effect of increasing income by $.12 per share versus $.11 per share in 1993 and $.15 in 1992.

LIQUIDITY AND SOURCES OF CAPITAL

The Company's balance sheet continues to be strong with a ratio of current assets to current liabilities of 3.5 at the end of 1994 compared to 4.1 at the end of 1993. The slight reduction in current ratio is the result of the $1.4 million in short-term line of credit borrowings on the Company's books as of December 31, 1994. Working capital continues at a healthy level. Accounts receivable increased $1,336,922. This was primarily due to increased sales. While collection is more difficult in today's environment, it is under good control. Average days sales in accounts receivable were 54 days for both 1994 and 1993. The allowance for doubtful accounts decreased $33,296 due to the write-off of the balance of a problem account which had been previously provided for. The present $330,024 reserve balance adequately provides for potential uncollectable accounts and is in line with prior years. Inventories decreased $1,662,020 and inventory turns in 1994 were 7.4 versus 5.8 in 1993. Of this inventory decrease $1,425,140 or 86% was in work in process and finished goods inventory. The largest portion of this reduction was at the Company's Frazer & Jones Division and was part of the 1994 strategy to provide the flexibility of devoting a portion of that manufacturing facility's capacity to products serving other markets. Continued efforts are being made to control inventory levels and improve collection of accounts receivable.

	During 1994 the Company drew down $2 million on its short-term line of credit to provide for the Company's Frazer & Jones division's $1 million expansion project, the funding of additional accounts receivable resulting from the increased sales activity, the purchase of the assets of a small keyless padlock line along with the right to use the "Prestolock" trademark and the settlement with the coalitions involving the two superfund sites. Shortly before year-end the Company was able to reduce this short-term borrowing to $1.4 million.

	Current financial resources including the proceeds from the recently sold Alloy Foundries' plant property and anticipated funds from operations are expected to be adequate to service operating needs, capital additions, debt service and dividends for the year and beyond.

	Additions to property, plant and equipment totaled $2,849,926 in 1994 versus $1,445,765 in 1993. The 1994 capital expenditures included a $1 million expansion program as well as the normal replacement of equipment. Since our facilities remain in excellent condition and no major capital expenditures are anticipated, 1995 capital expenditures are expected to be below the $2.3 million level of depreciation. Expenditures will primarily be for normal equipment replacement. The Company feels that funds generated internally should be sufficient to finance the capital expenditure program.

	In addition, the Company expects to realize benefits from their deferred tax assets based on expectations of future income.

IMPACT OF INFLATION AND CHANGING PRICES

Inflation continues to be not quite the factor that it was in previous years due to world wide competition, excess capacity, as well as other considerations. Nevertheless the Company is continually seeking ways to cope with its impact. To the extent permitted by competition, the Company passes on increased costs by increasing sales prices over time. Price increases were 2% for both 1994 and 1993.

	The Company uses the LIFO method of accounting for its U.S. inventories. Under this method, the cost of products reported in the financial statements approximates current costs and thus reduces distortion in reporting income due to increasing costs.

	The charges to operations for depreciation represent the allocation of historical costs incurred over past years, and are significantly less than if they were based on the current cost of productive capacity being consumed. Provision for depreciation is generally computed using the straight-line method based upon estimated useful lives of the assets.

	Approximately 61% of the Company's properties have been acquired over the last five years and have a remaining useful life ranging from two years for equipment to twenty-five years for buildings.

	Assets acquired in prior years will be replaced at higher costs, but this will take place over many years. While these new assets will result in higher depreciation charges, in many cases there will be operating savings due to technological improvements, improved efficiency and increased productivity. The Company considers these matters in setting its pricing policies.

Quarterly Results of Operations (unaudited)
                                                               Quarter
                                     ---------------------------------------------------------------
1994                                     First            Second           Third            Fourth           Year
Net Sales........................... $ 15,684,271     $ 16,611,948     $ 17,000,805     $ 16,724,099     $66,021,123
Gross Profit........................    3,821,506        3,631,962        3,329,152        3,730,707     $14,513,327
Selling and administrative expenses.    2,747,480        2,772,902        2,483,579        2,475,243      10,479,204
Net Income ......................... $    724,387     $    550,029     $    580,541     $    787,783     $ 2,642,740
Net Income Per Share................ $       0.26     $       0.20     $       0.21     $       0.28     $       .95



1993                                     First            Second           Third            Fourth           Year
Net Sales........................... $ 14,518,193     $ 15,581,098     $ 15,127,743     $ 14,490,390     $ 59,717,424
Gross Profit........................    3,165,069        3,111,688        3,572,538        4,013,132       13,862,427
Selling and administrative expenses.    2,773,970        2,583,314        2,361,968        2,099,435        9,818,687
Net Income.......................... $    308,886     $    351,725     $    808,785     $  1,297,053     $  2,766,449
Net Income Per Share................ $       0.11     $       0.13     $       0.29     $       0.48     $       1.01



CORPORATE NOTES

COMMON STOCK MARKET PRICES AND DIVIDENDS
The Company's Common Stock is traded on the American Stock Exchange (ticker symbol EML). The approximate number of record holders of the Company's Common Stock at December 31, 1994 was 765.


High and low stock prices and dividends for the last two years were:

                                  1994                        1993
                                           Cash                         Cash
                       Sales Price    Dividends     Sales Price    Dividends
Quarter              High       Low    Declared   High       Low    Declared
First               $17 5/8   $11 5/8  $.11 1/2 $12 3/8    $10 1/4  $.11 1/2
Second               16 5/8    14 3/8   .11 1/2  12 5/8     11 7/8   .11 1/2
Third                16        13 3/4   .11 1/2  12 1/4     11 1/8   .11 1/2
Fourth               14 1/4    12 5/8   .11 1/2  13 5/8     11 1/4   .11 1/2


The Company expects to continue its policy of paying regular cash dividends, although there is no assurance of future dividends, because they are dependent on future earnings, capital requirements, and financial conditions.

At the end of December, 1994, 217 consecutive quarterly dividends had been paid. A dividend reinvesting plan enables shareholders to purchase additional shares with no brokerage commission or service charge.

ANNUAL MEETING
The annual meeting of the stockholders of the Company will be held on April 26, 1995 at 11:00 a.m. local time, in the Company offices in Naugatuck, Connecticut. Proxies for this meeting will be solicited by the management on or about March 20, 1995 when a notice of the meeting, a proxy statement, and a proxy form will be mailed to each holder of Common Stock.

10-K
A copy of the Company's 10-K report is available free of charge to stockholders of record upon written request.

INDEPENDENT AUDITORS
Ernst & Young LLP
Hartford, Connecticut

TRANSFER AGENT AND REGISTRAR
The First National Bank of Boston
Boston, Massachusetts

GENERAL OFFICE
112 Bridge Street
P.O. Box 460
Naugatuck, Connecticut 06770

For financial inquiries, call (203) 729-2255, ext. 241

The Common Stock of The Eastern Company is traded on the American Stock
Exchange.
Trading Symbol EML

OFFICERS & EXECUTIVES

Russell G. McMillen
Chairman

Stedman G. Sweet
President and Chief Executive Officer

Donald E. Whitmore, Jr.
Vice President, Treasurer and Secretary

Steven G. Sanelli
Vice President,
Managing Director of CCL Security Products Division

Raymond L. Wright
Vice President,
Managing Director of Frazer & Jones Division

Barbara A. Petti
Assistant Secretary

Robert G. Alexander
Managing Director of Eberhard Hardware Manufacturing, Ltd., Subsidiary

Frank J. Breker
Managing Director of Eberhard Manufacturing Division

Roger Chang
Managing Director of World Lock Co. Ltd.; World Security Industries, Co. Ltd.; Subsidiaries

Brian D. Reed
Managing Director of Illinois Lock Co. Division

Edward J. Ries
Managing Director of Thompson Materials Division


BOARD OF DIRECTORS

John Everets, Jr.
Chairman of H.P.S.C. Inc.
Boston, Massachusetts
(Financial Services)

Charles W. Henry #
Partner of Kernan & Henry
Waterbury, Connecticut, attorneys

Ole K. Imset
Director of Manufacturing
Allen Bradley, Rockwell International
Manchester, New Hampshire
(Manufacturing Electronics)

Leonard F. Leganza * & #
Financial and Business Consultant
Farmington, Connecticut

Russell G. McMillen * &
Chairman of the Company

David C. Robinson * &
President of The Robinson Co. Waterbury, Connecticut
(Employee Benefits Consultants)

Michael G. Sendzimir * &
Chairman of T. Sendzimir Inc. Waterbury, Connecticut
(Designer and builder of cold and hot multi-roll strip mills)

Stedman G. Sweet *
President and Chief Executive Officer of the Company

Donald S. Tuttle, III #
Account Executive and Vice President
Paine Webber
Middlebury, Connecticut
(Stock Broker)

Donald E. Whitmore, Jr.
Vice President, Treasurer and Secretary of the
Company

* Members of the Executive Committee
& Members of the Compensation Committee
# Members of the Audit Committee

The Eastern Company
Naugatuck, CT 06770

CONSTRUCTION MATERIALS
Thompson Materials Division
Whippany, New Jersey
Materials for concrete construction

SECURITY PRODUCTS GROUP
CCL Security Products Division
New Britain, Connecticut
Custom Locks

Eberhard Manufacturing Division
Cleveland, Ohio
Transportation and industrial hardware

Eberhard Hardware Manufacturing, Ltd., Subsidiary
Tillsonburg, Ontario, Canada
Transportation and industrial hardware

Frazer & Jones Division
Syracuse, New York
Mine roof fasteners; contract castings

The Illinois Lock Company Division
Wheeling, Illinois
Custom locks

World Lock Co. Ltd., Subsidiary
Taipei, Taiwan
Custom locks
                                               99