Form 10-K/A
period 1994-12-31
EASTERN CO
filed 1995-04-03
CIK 31107

                                                       SEC File No. 0-599


                              The Eastern Company

                            Naugatuck, Connecticut









                               United States

                      Securities and Exchange Commission

                                 Form 10-K/A

                            Amended Annual Report

                              December 31, 1994

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-K/A

AMENDED ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
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

SIGNATURES

     The signatures filed by the Registrant with its annual report on Form 10-K for the period ending December 31, 1994 were dated incorrectly and are hereby replaced with signatures herein.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated April 3, 1995                      THE EASTERN COMPANY

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


Russell G. McMillen
- - -------------------
Russell G. McMillen                                     March 22, 1995
Director and Chairman

Stedman G. Sweet
- - ----------------
Stedman G. Sweet                                        March 22, 1995
Director, President
and Chief Executive Officer

Donald E. Whitmore, Jr.
- - -----------------------
Donald E. Whitmore, Jr.                                 March 22, 1995
Director, Vice President, Treasurer,
Secretary and Principal Financial Officer

John Everets
- - ------------
John Everets                                            March 22, 1995
Director

Charles W. Henry
- - ----------------
Charles W. Henry                                        March 22, 1995
Director

Ole K. Imset
- - ------------
Ole K. Imset                                            March 22, 1995
Director

Leonard F. Leganza
- - ------------------
Leonard F. Leganza                                      March 22, 1995
Director

David C. Robinson
- - -----------------
David C. Robinson                                       March 22, 1995
Director

Donald S. Tuttle III
- - --------------------
Donald S. Tuttle III                                    March 22, 1995
Director