Form 10-Q
period 1995-04-01
EASTERN CO
filed 1995-05-12
CIK 31107

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                      FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
     PERIOD ENDED APRIL 1, 1995

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
    PERIOD FROM _________________ to ______________________.

Commission File Number 0-599


                              THE EASTERN COMPANY
              (Exact Name of Registrant as specified in its charter)


             Connecticut                                  06-0330020
(State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                     Identification No.)


112 Bridge Street, Naugatuck, Connecticut                           06770
(Address of principal executive offices)                          (Zip Code)


                           (203) 729-2255
(Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                          Yes     X                 No
                             ---------                ---------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                        Outstanding as of April 1, 1995
Common Stock, No par value                                2,775,085

PART I
                              FINANCIAL INFORMATION
                      THE EASTERN COMPANY AND SUBSIDIARIES
ITEM I               CONSOLIDATED CONDENSED BALANCE SHEETS
- ------               -------------------------------------
ASSETS

                                             April 1, 1995     DEC. 31, 1994
CURRENT ASSETS                               (Unaudited)          (Audited)
                                             -------------      ------------
Cash and cash equivalents                    $  3,187,344       $  2,610,244
Accounts Receivable,less allowance of:          9,615,164          9,665,164
1995- $359,722   1994- $330,024
Land held for sale                                      -          1,018,111
Inventories                                    10,582,626          9,530,546
Prepaid expenses and other current assets       1,756,700          2,021,862
                                              -----------        -----------
   Total Current Assets                        25,141,834         24,845,927

Property, plant & equipment                    24,636,958         23,950,535
Less accumulated depreciation                 (11,622,186)       (10,996,773)
                                              -----------        -----------
                                               13,014,772         12,953,762

Prepaid pension cost                            3,092,313          2,958,362

Other assets, net                               1,383,927          1,124,736
                                             ------------       ------------
  TOTAL ASSETS                               $ 42,632,846       $ 41,882,787
                                             ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

   Accounts payable                          $  3,680,783       $  3,239,241
   Notes payable current                          810,000          2,460,000
   Accrued compensation and withholding         1,831,914            935,417
   Accrued expenses                               813,859            377,322
                                             ------------        -----------
   TOTAL CURRENT LIABILITIES                    7,136,556          7,011,980

Deferred Federal Income Taxes                   1,939,200          1,939,200
Long-term Debt                                    180,000            240,000
Accrued postretirement benefits                 2,868,900          2,848,150

SHAREHOLDERS' EQUITY

Common Stock No Par Value:
   Authorized Shares - 25,000,000
   Issued & outstanding shares:                 9,009,392          9,009,392
     1995-2,775,085  1994-2,775,085
   (Excluding Shares in Treasury:
     1995-520,085  1994-520,085)
PreferreStock Noar      Value
   Authozed Shar -      2,000,000
   (No sres outsndi     ng)
Retained Earnings                              21,498,798         20,834,065
                                             ------------       ------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY     $ 42,632,846       $ 41,882,787
                                             ============       ============

See accompanying notes to consolidated condensed financial statements.
                                        -2-

                     THE EASTERN COMPANY AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                                  THREE MONTHS ENDED
                                            4/1/95                  4/2/94
                                          (Unaudited)            (Unaudited)
Net Sales                                 $17,684,662            $15,684,271

Interest Income                                40,072                 13,454
                                          -----------            -----------
Total                                      17,724,734             15,697,725

Cost of Products Sold                      13,276,799             11,862,765
                                          -----------            -----------
                                            4,447,935              3,834,960

Selling and Admin. Expenses                 2,942,048              2,747,480

Interest Expense                               43,645                 26,583

Other Income Net                              (29,087)               (62,117)
                                          -----------            -----------
INCOME BEFORE INCOME TAXES                  1,491,329              1,123,014

Income Taxes                                  531,660                398,627
                                          -----------            -----------
NET INCOME                                $   959,669            $   724,387
                                          ===========            ===========

Net Income Per Share                      $      0.35            $      0.26


Cash Dividends Per Share                  $      0.115           $      0.115

Average Shares Outstanding                  2,775,085              2,760,784

See accompanying notes to consolidated condensed financial statements.

                     THE EASTERN COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    THREE MONTHS ENDED
                                                    4/1/95          4/2/94
                                                 (Unaudited)    (Unaudited)
OPERATING ACTIVITIES:
  Net Income                                      $  959,669      $  724,387
  Adjustments to reconcile net income to net
   cash provided from operations:
     Depreciation & Amortization                     687,515         629,985
     Pension plan income                             (88,913)       (101,703)
     Gain on sale of equipment and other assets      (16,606)              -
     Postretirement benefits other than pensions      20,750          17,000
     Provision for Losses on Accounts Receivable      30,035          33,107
     Changes in Operating Assets and Liabilities:
       Accounts receivable                             8,785      (1,075,553)
       Inventories                                (1,058,958)       (741,701)
       Prepaid expenses                              264,554        (180,220)
       Accounts payable                              459,421       1,160,116
       Accrued expenses                            1,318,753         437,637
       Other assets                                 (321,104)          3,262
                                                  ----------      ----------
NET CASH PROVIDED FROM OPERATING ACTIVITIES        2,263,901         906,317

INVESTING ACTIVITIES:
 Purchases of property, plant, and equipment        (690,276)       (457,213)
 Proceeds from sale of equipment and other assets  1,034,717                -
 Other                                                    -            3,600
                                                    ---------      ---------
NET CASH PROVIDED (USED) FOR INVESTING ACTIVITIES    344,441        (453,613)

FINANCING ACTIVITIES:
  Payment on line of credit                       (1,400,000)             -
  Principal payments on long-term debt and
       notes payable                                (310,000)       (310,000)
  Proceeds from Sales of Common Stock
      (Stock Options)                                      -         229,701
  Purchases of Common Stock for the Treasury               -         (99,414)
  Dividends Paid                                    (319,136)       (318,500)
                                                   ----------       ----------
NET CASH USED FOR FINANCING ACTIVITIES            (2,029,136)       (498,213)

Effect of exchange rate changes on cash               (2,106)         41,343
                                                  ----------       ---------
NET INCREASE/(DECREASE) IN CASH AND CASH
     EQUIVALENTS                                      577,100         (4,166)
Cash and Cash Equivalents at Beginning of Year        610,244      2,479,998
                                                   ----------     ----------
CASH AND CASH EQUIVALENTS AT END OF QUARTER       $ 3,187,344     $2,475,832
                                                  ===========     ==========

See accompanying notes to consolidated condensed financial statements.

THE EASTERN COMPANY AND SUBSIDIARIES

COMPUTATION OF EARNINGS PER SHARE


                                            THREE MONTHS ENDED
As reported:                           4/1/95                  4/2/94
                                     (Unaudited)            (Unaudited)
   Average Shares Outstanding        2,775,085                2,760,784


   Net Income                       $  959,669               $  724,387
                                    ==========               ==========


   Net Income Per Share                $0.35                    $0.26
                                       =====                    =====



   Assume stock options were
   included in primary earnings
   per share computation:

   Average Shares Outstanding        2,775,085                2,760,784

   Stock options based on
   Treasury stock method


   Using quarter end market price       64,299                   72,461
                                     ---------                ---------
   TOTALS                            2,839,384                2,833,245
                                     =========                =========


  Net Income                        $  959,669               $  724,387
                                    ==========               ==========


  Net Income per Share                 $0.34                    $0.26
                                       =====                    =====


See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

April 1, 1995

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying condensed consolidated financial statements are unaudited. However, in the opinion of the Registrant's management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for such interim periods have been reflected therein.

Certain 1994 amounts have been reclassified to conform to 1995 presentation.

Note B - Net Income Per Share

Net income per share of common stock is based on the weighted average number of shares outstanding during each period (1995 - 2,775,085 shares; 1994 - 2,760,784 shares). Common stock equivalents (Stock Options) did not have a material dilutive effect on net income per share. The computation of net income per share of common stock on a fully diluted basis did not result in any material dilution in 1995 or 1994.

ITEM 2                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                 FINANCIAL CONDITION AND RESULTS
                                           OF OPERATIONS

Results of Operations

Net income for the first quarter 1995 was up 32% to $959,669 or $.35 per share on a 13% increase in sales to $17,684,662 versus first quarter 1994 net income of $724,387 or $.26 per share on sales of $15,684,271.

The first quarter 1995 net sales increase of 13% or $2 million from the first quarter of 1994 resulted from an increase in volume of 7%, new products of 3% and price increases of 3%. New products include the recently acquired "Prestolock" line of keyless locks, being offered by the Registrant's CCL Security Products division and new malleable castings products manufactured by the Registrant's Frazer & Jones division. Demand for the Registrant's transportation and industrial hardware product lines, served by the Registrant's Eberhard Manufacturing division and the Registrant's Canadian Eberhard Hardware Manufacturing, Ltd. subsidiary, remains strong. The Registrant's Eberhard Manufacturing division established a sales and distribution facility in Lerma, Mexico in the first quarter 1995 under the name Sesamee Mexicana, Ltd., a new subsidiary, to expand its market for high quality security hardware for the transportation and industrial markets in Central and South America. Sales for the first three months of 1995 to the underground coal mining industry, serviced by the Frazer & Jones division, were up slightly from the comparable period a year ago. Sales to the underground coal mining industry are expected to be less in the second quarter than the first quarter due to excess coal inventories as the result of the warm winter. Increased coal production is anticipated in the second half of the year resulting in increased demand for the Registrant's mine roof fasteners. Contract malleable casting sales more than doubled from the comparable three month period a year ago. Sales of custom locks were off slightly from the comparable period a year ago. Improved sales are expected for the second and third quarters. The Registrant's construction segment, consisting of the Thompson Materials division, continues to show improved sales as compared to the same period a year ago.

The Registrant's gross margin as a percentage of sales for the three months ended April 1, 1995 was 25% compared to the same period a year ago of 24%. The gross margin for the first quarter of 1995 increased from the comparable period a year ago, due to a greater proportion of productive capacity being utilized to meet expected demand in the second half of 1995.

Selling and administrative expenses were up 7% or $195 thousand for the three months ended April 1, 1995 as compared to the same period a year ago. Increases in the first quarter were for normal operating expenses as the result of increased business activity and increase selling and marketing activities at the registrants Illinois Lock division and CCL Security Products division. Overall selling and administrative expenses expressed as a percentage of sales remained comparable to the three month periods a year ago at approximately 17%.

Other income for the three months ended April 1, 1995, was down $33 thousand from the comparable periods a year ago. This was due to the receipt of two payments of commission income in the first quarter of 1994 versus only one payment received in the first quarter of 1995. The agreement where the Registrant receives commission income, as the result of the sale of the Alloy Foundries malleable business expires in August 1995.

The effective tax rate for the first quarter 1995 was comparable to the same period a year ago at approximately 36%

Liquidity and Sources of Capital

Cash flows from operations were $2.264 million for the first three months of 1995 versus $906 thousand in the first quarter of 1994. The increase in net income coupled with tax refunds more than offset increased inventories. The Registrant repaid $1.4 million on its short-term line of credit mainly utilizing proceeds from the sale of land from the discontinued Alloy Foundries operation.

Inventory increased from the 1994 year-end level by $1.059 million, however, inventory turns remain comparable at 7 times per year as the result of the increased sales activity. The Registrant believes inventory levels are adequate to meet customer requirements and anticipated increased sales activity. The average day sales in accounts receivable increased to 57 days for collection versus the end of 1994 collection average of 55 days. The prime reason for the increase in collection days comes from the Construction Segment where collections historically are slow. The Registrant continually monitors collection activity made at this division.

Additions to property plant and equipment were $690 thousand during the first three months of 1995 versus $457 thousand for the comparable period a year ago. Total 1995 capital expenditures will be higher than the expected $2.3 million level of depreciation for the year due to an additional $500 thousand capital improvement project at the Registrant's Frazer & Jones division.

Other Matters

On June 24, 1994, the Registrant settled all claims with both the Beacon Heights Coalition and the Laurel Park Coalition and the respective complaints against the Registrant on behalf of the Coalitions were dismissed by stipulation. No complaints are now pending in the U.S. District Court involving the Registrant and a final judgement was entered by the U.S. District Court in the consolidated proceedings on March 17, 1995. An appeal, however, has been filed by one agency as described in Part II, Item 1 below.

The Registrant continues to actively monitor the situation. It is management's opinion that the resolution of these matters will not have a material adverse effect on the Registrant's financial position, operating results or liquidity.

PART II
OTHER INFORMATION

ITEM 1      LEGAL PROCEEDINGS -

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

By order dated February 8, 1994, the court granted a motion filed by Registrant for judgment on the pleadings against EPA and the state with respect to each of their claims against Registrant. By motions dated February 22, 1994 and February 23, 1994, EPA and the State respectively moved for reconsideration of the court's order, which motions were denied.

By order dated February 8, 1994, the court permitted the Laurel Park Coalition to file a complaint against eight parties including the Registrant, which claims were to be assigned for trial if the Coalition filed a complaint.

On June 24, 1994 , the Registrant settled all claims with both the Beacon Heights Coalition and the Laurel Park Coalition and the respective complaints against the Registrant on behalf of the Coalitions were dismissed by stipulation.

On March 17, 1995, the U.S. District Count entered a final judgement in the consolidated proceedings (docket number N-87-52(PCD)) which included the granting of Registrant's motion for judgement on the pleadings. As a result of this judgement, no complaints are now pending in the U.S. District Court involving the Registrant.

On April 17, 1995, the State filed its notice of appeal from this final judgement with the U.S. District Court. It is likely that the EPA will also appeal the court's order granting the Registrant's motion for judgement on the pleadings as embodied in said final judgement.

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


ITEM 2            CHANGES IN SECURITIES
                  None

ITEM 3            DEFAULTS UPON SENIOR SECURITIES -
                  None

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -
                  None

ITEM 5            OTHER INFORMATION -
                  None

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K
                  None



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE EASTERN COMPANY
(Registrant)


                                    Stedman G. Sweet
DATE:  May 12, 1995                 ____________________________________
                                    Stedman G. Sweet
                                    President and Chief Executive Officer


                                    Donald E. Whitmore, Jr., Vice
DATE:  May 12, 1995                 _______________________________
                                    Donald E. Whitmore, Jr., Vice
                                    President and Principal Financial Officer