Form 10-Q
period 1995-07-01
EASTERN CO
filed 1995-08-08
CIK 31107

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                             FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
     PERIOD ENDED JULY 1, 1995

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
    PERIOD FROM _________________ to ________________.

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


                     Yes     X           No
                         -------            ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                         Outstanding as of July 1, 1995
Common Stock, No par value                               2,776,384

PART I

                           FINANCIAL INFORMATION

                   THE EASTERN COMPANY AND SUBSIDIARIES
ITEM I            CONSOLIDATED CONDENSED BALANCE SHEETS
------            -------------------------------------

ASSETS
                                           July 1, 1995              Dec. 31, 1994
CURRENT ASSETS                              (Unaudited)                 (Audited)
--------------                             ------------               -----------
Cash and cash equivalents                 $  1,742,001               $  2,610,244
Accounts receivable, less allowance:         9,059,778                  9,665,164
1995- $396,724   1994- $330,024
Land held for sale                                   0                  1,018,111
Inventories                                 11,542,342                  9,530,546
Prepaid expenses and other current assets    1,926,500                  2,021,862
                                           -----------                -----------
   Total Current Assets                     24,270,621                 24,845,927

Property, plant & equipment                 25,230,414                 23,950,535
Less accumulated depreciation              (12,253,420)               (10,996,773)
                                            ----------                 ----------
                                            12,976,994                 12,953,762

Prepaid pension cost                         3,195,105                  2,958,362

Other assets, net                            1,353,099                  1,124,736
                                           -----------                -----------
   TOTAL ASSETS                           $ 41,795,819               $ 41,882,787
                                           ===========                ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

   Accounts payable                       $  3,295,296               $  3,239,241
   Notes payable current                       560,000                  2,460,000
   Accrued compensation and withholding      1,541,894                    935,417
   Accrued expenses                            597,137                    377,322
                                           -----------                -----------
   TOTAL CURRENT LIABILITIES                 5,994,327                  7,011,980

Deferred federal income taxes                1,939,200                  1,939,200
Long-term debt                                 180,000                    240,000
Accrued postretirement benefits              2,853,947                  2,848,150

SHAREHOLDERS' EQUITY

Common Stock No Par Value:
   Authorized Shares - 25,000,000
    Issued & outstanding shares:             9,009,393                  9,009,392
     1995-2,775,357  1994-2,775,085
   (Excluding Shares in Treasury:
     1995-522,887  1994-520,085)
Preferred Stock No Par Value
   Authorized Shares - 2,000,000
   (No shares issued)
Retained earnings                           21,818,952                 20,834,065
                                           -----------                -----------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY  $ 41,795,819               $ 41,882,787
                                           ===========                ===========

See accompanying notes.

                       THE EASTERN COMPANY AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                      SIX MONTHS ENDED         THREE MONTHS ENDED
                                     7/1/95       7/2/94      7/1/95        7/2/94
                                  (Unaudited)   (Unaudited) (Unaudited)  (Unaudited)
                                  -----------  -----------  -----------  ----------
Net Sales                         $34,369,410  $32,296,219  $16,684,748 $16,611,948

Interest Income                        70,623       36,446       30,551      22,992
                                  -----------   ----------   ----------  ----------
Total                              34,440,033   32,332,665   16,715,299  16,634,940

Cost of Products Sold              26,284,351   24,842,751   13,007,552  12,979,986
                                  -----------  -----------   ----------  ----------
                                    8,155,682    7,489,914    3,707,747   3,654,954

Selling and Admin. Expenses         5,636,217    5,520,382    2,694,169   2,772,902

Interest Expense                       60,248       54,699       16,603      28,116

Other Income Net                      (29,087)     (93,379)           0     (31,262)
                                  -----------  -----------   ----------  ----------
INCOME BEFORE INCOME TAXES          2,488,304    2,008,212      996,975     885,198

Income Taxes                          945,605      733,796      413,945     335,169
                                  -----------  -----------   ----------  ----------
NET INCOME                        $ 1,542,699  $ 1,274,416   $  583,030  $  550,029
                                  ===========  ===========   ==========  ==========

Net Income Per Share              $      0.56  $      0.46   $     0.21  $     0.20


Cash Dividends Per Share          $      0.23  $      0.23   $    0.115  $    0.115

Average Shares Outstanding          2,775,357    2,765,893    2,775,357   2,765,893




See accompanying notes.

                       THE EASTERN COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF CASH FLOWS

                                                             SIX MONTHS ENDED

                                                         7/1/95            7/2/94
                                                      (Unaudited)       (Unaudited)
                                                      -----------     ------------
OPERATING ACTIVITIES:
  Net Income                                          $ 1,542,699      $ 1,274,416
  Adjustments to reconcile net income to net
   cash provided from operations:
     Depreciation & amortization                        1,356,092        1,290,263
     Pension plan income                                 (191,705)        (221,880)
     Gain on sale of equipment and other assets           (15,212)               0
     Postretirement benefits other than pensions            5,797           28,000
     Provision for losses on accounts receivable           66,110           60,703
     Provision for deferred income taxes                        0           43,619
     Changes in Operating Assets and Liabilities:
       Accounts receivable                                557,586         (585,826)
       Inventories                                     (1,985,937)        (905,457)
       Prepaid expenses                                    98,877         (123,819)
       Accounts payable                                    34,483        1,278,398
       Accrued expenses                                   829,113         (989,353)
       Other assets                                      (335,226)         (71,126)
                                                      -----------      -----------
          NET CASH PROVIDED FROM OPERATING ACTIVITIES   1,962,677        1,077,938

INVESTING ACTIVITIES:
    Purchases of property, plant, and equipment        (1,272,369)      (1,069,315)
    Proceeds from sale of equipment and other assets    1,034,717                0
    Other                                                       0           21,270
                                                      -----------      -----------
          NET CASH USED FOR INVESTING ACTIVITIES         (237,652)      (1,048,045)

FINANCING ACTIVITIES:
  Payment on line of credit                            (1,400,000)               0
  Proceeds from issuance of short-term debt                     0        1,000,000
  Principal payments on long-term debt                   (560,000)        (810,000)
  Proceeds from sales of Common Stock (Stock Options)      29,510          338,313
  Purchases of Common Stock for the Treasury              (29,509)        (202,042)
  Dividends paid                                         (638,421)        (637,636)
                                                      -----------      -----------
          NET CASH USED FOR FINANCING ACTIVITIES       (2,598,420)        (311,365)

Effect of exchange rate changes on cash                     5,152           (9,941)
                                                      -----------      -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                (868,243)        (291,413)
Cash and Cash Equivalents at Beginning of Year          2,610,244        2,479,998
                                                      -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF QUARTER           $ 1,742,001      $ 2,188,585
                                                      ===========      ===========




See accompanying notes.

                         THE EASTERN COMPANY AND SUBSIDIARIES
                          COMPUTATION OF EARNINGS PER SHARE





                                    SIX MONTHS ENDED           THREE MONTHS ENDED
                                   7/1/95      7/2/94         7/1/95         7/2/94
                                (Unaudited)  (Unaudited)    (Unaudited)  (Unaudited)
                                -----------  -----------    -----------  ----------
Primary:
   Average Shares Outstanding      2,775,357  2,765,893      2,775,357    2,765,893

   Net effect of dilutive stock
     options -- based on the
     treasury stock method
     using average market price
                                      53,788     68,614          53,788      68,614
                                 -----------  ---------      ----------   ---------
   Total                           2,829,145  2,834,507       2,829,145   2,834,507
                                 ===========  =========      ==========   =========

   Net Income                     $1,542,699 $1,274,416        $583,030    $550,029
                                 =========== ==========      ==========   =========

   Net Income Per Share             $0.55      $0.45           $0.21       $0.19
                                    =====      =====           =====       =====

Fully Diluted:
   Average Shares Outstanding      2,775,357  2,765,893       2,775,357   2,765,893

   Net effect of dilutive stock
    options -- based on the
    treasury stock method
    using quarter-end market
    price, if higher than average
    market price                      53,788     68,998          53,788      68,998
                                   ---------  ---------       ---------   ---------
   Total                           2,829,145  2,834,891       2,829,145   2,834,891
                                   =========  =========       =========   =========

  Net Income                      $1,542,699 $1,274,416        $583,030    $550,029
                                  ========== ==========       =========   =========

  Net Income per Share               $0.55     $0.45           $0.21       $0.19
                                     =====     =====           =====       =====







See accompanying notes.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

July 1, 1995

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

Note B - Net Income Per Share

Net income per share of common stock is based on the weighted average number of shares outstanding during each period (1995 - 2,775,357 shares; 1994 - 2,765,893 shares). Common stock equivalents (Stock Options) did not have a material dilutive effect on net income per share. The computation of net income per share of common stock on a fully diluted basis did not result in any material dilution in 1995 or 1994.

Note C - Discontinued Operation

On July 17, 1995 the Company's Board of Directors approved a plan to discontinue its Thompson Material Construction Segment and sell the equipment and inventory with a carrying value of approximately $625,000. The disposal is expected to take place in August and based on preliminary information the Registrant does not expect any significant loss. Net sales for the six months ended July 1, 1995 were $2,923,358.

Note D - Litigations

The Registrant is involved in litigation relating to environmental matters for which the ultimate outcome is not expected to have any material adverse impact on financial position, operating results or liquidity.

ITEM 2              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net income for the second quarter 1995 was up 6% to $583,030 or $.21 per share on sales of $16,684,748 versus second quarter 1994 net income of $550,029 or $.20 per share on sales of $16,611,948. Net income for the first six months of 1995 increased 21% to $1,542,699 on a 6% increase in sales to $34,369,410 versus the first six months of 1994 net income of $1,274,416 on sales of $32,296,219.

Second quarter sales were up slightly compared to the same period a year ago. As expected, volume declined 7% in the second quarter due to an anticipated slow down in the coal mining industry and an overall softness in the economy. However, new product sales increases of 3.5% and price increases of 4% offset the decline in volume during the second quarter. For the first six months of 1995 volume was down one half of one percent while price increases and new products were up 4% and 3% respectively. New products include the recently acquired "Prestolock" line of keyless locks, being offered by the Registrant's CCL Security Products division and new malleable castings products manufactured by the Registrant's Frazer & Jones division. Demand for the Registrant's transportation and industrial hardware product lines, served by the Registrant's Eberhard Manufacturing division and the Registrant's Canadian Eberhard Hardware Manufacturing, Ltd. subsidiary, should remain strong through the year. At the close of the second quarter the Registrant's Canadian subsidiary, Eberhard Hardware Manufacturing, Ltd. acquired a small Canadian company, Precision Components, Ltd., a manufacturer of hardware components for the appliance industry. This acquisition will help to diversify our Canadian product line and help to ensure growth for this subsidiary. Sales for the first six months of 1995 to the underground coal mining industry, serviced by the Frazer & Jones division, were down from the comparable period a year ago. The overall underground coal mining industry is expected to be soft for the remainder of the year. However, contract malleable casting sales more than doubled from the comparable six month period a year ago and was up 80% for the comparable quarter a year ago. Sales of custom locks were up slightly from the comparable period a year ago, however a number of new projects in our engineering and development departments for new locking and security mechanisms are a key component for developing new business and growth in this market.

On July 17, 1995 the Company's Board of Directors approved a plan to discontinue its Thompson Material Construction Segment and sell the equipment and inventory with a carrying value of approximately $625 thousand. The disposal is expected to take place in August and based on preliminary information the Registrant does not expect any significant loss. Net sales for the six months ended July 1, 1995 was $2.923 million.

The Registrant's gross margin as a percentage of sales for the three and six months ended July 1, 1995 was 22% and 24% ,respectively, compared to 22% and 23% for comparable periods a year ago. Price increases of approximately 4% in the first and second quarter of 1995 helped to maintain the gross margin and offset curtailed production in the second quarter at the Registrant's Frazer & Jones division.

Selling and administrative expenses were down 3% or $79 thousand and up 2% or $116 thousand for the three and six months ended July 1, 1995 as compared to the same period a year ago. Overall selling and administrative expenses expressed as a percentage of sales were down slightly for the three and six month periods ended July 1, 1995 at 16% versus a year ago of approximately 17% for the comparable periods.

Other income for the three months ended July 1, 1995, was down $31 thousand and down $64 thousand for the six months ended July 1, 1995 as compared to the same periods a year ago. The fluctuation in commission income relates to commission earned. The agreement where the Registrant receives commission income as the result of the sale of the Alloy Foundries malleable business expires in August 1995.

The effective tax rate for the second quarter and first half of 1995 was 42% and 38%, respectively, versus the comparable periods a year ago of 38% and 37%, respectively. The increase in the effective tax rate in the second quarter of 1995 was due to non-deductible startup losses sustained at the newly opened distribution facility "Sesamee Mexicana S.A. DE C.V." in Lerma, Mexico.


Liquidity and Sources of Capital

Cash flows from operations were $1.963 million for the first half of 1995 versus $1.078 million in the first half of 1994. The change in cash flows resulted from the timing differences in collections of accounts receivable, the payments of liabilities and the build up of inventory. The Registrant repaid $1.4 million on its short-term line of credit from proceeds received on the sale of land primarily from the discontinued Alloy Foundries operation in the first quarter of 1995.

Inventory increased from the 1994 year-end level by $1.986 million, however, inventory turns remain comparable at 7 times per year as the result of the increased sales activity. The Registrant believes inventory levels are adequate to meet customer requirements and anticipated increased sales activity. The average day sales in accounts receivable increased to 57 days for collection versus the end of 1994 collection average of 55 days. The prime reason for the increase in collection days comes from the Construction Segment where collections are historically slow. The Registrant will continue to be responsible for the collection of outstanding receivables from this segment once this operation is closed.

Additions to property plant and equipment were $1.272 million during the first half of 1995 versus $1.069 million for the comparable period a year ago.
Total 1995 capital expenditures are expected to exceed the $2.3 million level of depreciation for the year due the normal replacement of equipment, capital tooling and the possibility of an improvement to the sand system at the Registrant's Frazer & Jones division.

The Registrant anticipates it will be drawing down on its short-term line of credit for funding the acquisition of Precision Components in Canada and to provide for additional operating capital. The total draw down is not expected to exceed $1 million.

Other Matters

On June 24, 1994, the Registrant settled all claims with both the Beacon Heights Coalition and the Laurel Park Coalition and the respective complaints against the Registrant on behalf of the Coalitions were dismissed by stipulation. No complaints are now pending in the U.S. District Court involving the Registrant and a final judgement was entered by the U.S. District Court in the consolidated proceedings on March 17, 1995. Appeals, however, have been filed by two government agencies as described in Part II,
Item 1 below.

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

On September 22, 1988, the EPA filed a complaint against the Registrant and seven other defendants seeking recovery of present and future response costs incurred by the United States in connection with the Beacon Heights landfill. The complaint alleged total damages of approximately $1.8 million ($1.3 million actual and $.5 million future). On October 31, 1988 the court consolidated the EPA action against the Registrant with the other cases under docket number N-87-52 (PCD).

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

By order dated February 8, 1994, the court granted a motion filed by Registrant for judgement on the pleadings against EPA and the state with respect to each of their claims against Registrant. By motions dated February 22, 1994 and February 23, 1994, EPA and the State respectively moved for reconsideration of the court's order, which motions were denied.

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

On March 17, 1995, the U.S. District Court entered a final judgement in the consolidated proceedings (docket number N-87-52(PCD)) which included the granting of Registrant's motion for judgement on the pleadings. As a result of this judgement, no complaints are now pending in the U.S. District Court involving the Registrant.

On April 17, 1995, the State filed its notice of appeal from this final judgement with the U.S. District Court. On May 10, 1995, EPA filed its notice of appeal from the judgement.

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


ITEM 2   CHANGES IN SECURITIES
         None

ITEM 3   DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Registrant held its Annual Meeting of the Stockholders at the Registrant's corporate office on Wednesday the twenty-six day of April, 1995. The purpose of the meeting was to:

      1.  To elect two (2) directors.
      2.  To adopt the 1995 Executive Stock Incentive Plan.
      3. To approve the appointment by the Board of Directors of Ernst & Young LLP as independent auditors to audit the books and accounts for the current fiscal year.

Nominated for election at the 1995 annual meeting for a three year term expiring 1998.

                              Votes cast       FOR           WITHHELD
Charles W. Henry                            2,540,510         16,102
Donald E. Whitmore, Jr.                     2,539,085         17,527

Continuing Directors:
     John Everets, Jr.                                 Ole K. Imset
     Leonard F. Leganza                                Russell G. McMillen
     David C. Robinson                                 Stedman G. Sweet
     Donald S. Tuttle III

Adoption of executive stock incentive plan

  Votes Cast    FOR         AGAINST        ABSTENTION      BROKER NON-VOTES

            1,950,550       221,450          137,736           246,876

Appointment of independent auditors:

      Votes Cast         FOR                 AGAINST              ABSTENTION
Ernst & Young LLP     2,544,818               7,556                  4,238

ITEM 5   OTHER INFORMATION
         None

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         A. The Eastern Company 1995 Executive Stock Incentive Plan incorporates herein by reference those portions of the Registrant's definitive proxy statement filed with the Commission pursuant to Regulation 14A on March 20, 1995 beginning on page 20 captioned "Adoption of Executive Stock Incentive Plan."

         B. Reports on form 8-K

            None









SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE EASTERN COMPANY
(Registrant)



                                    Stedman G. Sweet
DATE:  August 8, 1995               _____________________________
                                    Stedman G. Sweet
                                    President and Chief Executive Officer




                                   Donald E. Whitmore, Jr.
DATE:  August 8, 1995              _______________________________
                                   Donald E. Whitmore, Jr., Vice
                                   President and Principal Financial Officer