Form 10-Q
period 1995-09-30
EASTERN CO
filed 1995-11-14
CIK 31107

                   SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                             FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
     PERIOD ENDED SEPTEMBER 30, 1995

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


                     Yes     X           No       .
                         -------            -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                Outstanding as of SEPTEMBER 30, 1995
Common Stock, No par value                         2,776,384

PART I

                       FINANCIAL INFORMATION

                THE EASTERN COMPANY AND SUBSIDIARIES
ITEM I          CONSOLIDATED CONDENSED BALANCE SHEETS
------

ASSETS
                                           Sept 30, 1995            Dec. 31, 1994
CURRENT ASSETS                              (Unaudited)                 (Audited)
--------------                             ------------               -----------
Cash and cash equivalents                 $  2,035,360               $  2,610,244
Accounts receivable, less allowance:         8,716,452                  9,665,164
1995- $413,682   1994- $330,024
Land held for sale                                   0                  1,018,111
Inventories                                 11,332,391                  9,530,546
Prepaid expenses and other current assets    1,665,151                  2,021,862
                                           -----------                -----------
   Total Current Assets                     23,749,354                 24,845,927

Property, plant & equipment                 25,667,887                 23,950,535
Less accumulated depreciation              (12,544,155)               (10,996,773)
                                            ----------                 ----------
                                            13,123,732                 12,953,762

Prepaid pension cost                         3,256,257                  2,958,362

Other assets, net                            1,567,382                  1,124,736
                                           -----------                -----------
   TOTAL ASSETS                           $ 41,696,725               $ 41,882,787
                                           ===========                ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

   Accounts payable                       $  3,097,614               $  3,239,241
   Notes payable current                       310,000                  2,460,000
   Accrued compensation and withholding      1,478,592                    935,417
   Accrued expenses                            656,731                    377,322
                                           -----------                -----------
   TOTAL CURRENT LIABILITIES                 5,542,937                  7,011,980

Deferred federal income taxes                1,939,200                  1,939,200
Long-term debt                                 421,579                    240,000
Accrued postretirement benefits              2,856,846                  2,848,150

SHAREHOLDERS' EQUITY

Common Stock No Par Value:
   Authorized Shares - 25,000,000
    Issued & outstanding shares:              9,009,393                 9,009,392
     1995-2,776,384  1994-2,775,085
   (Excluding Shares in Treasury:
     1995-522,887  1994-520,085)
Preferred Stock No Par Value
   Authorized Shares - 2,000,000
   (No shares issued)
Retained earnings                            21,926,770                20,834,065
                                            -----------               -----------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY   $ 41,696,725              $ 41,882,787
                                            ===========               ===========

See accompanying notes.

                      THE EASTERN COMPANY AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                      NINE MONTHS ENDED         THREE MONTHS ENDED
                                     9/30/95       10/1/94      9/30/95     10/1/94
                                  (Unaudited)   (Unaudited) (Unaudited)  (Unaudited)
                                  -----------  -----------  -----------  ----------
Net Sales                         $45,825,248  $43,636,624  $14,379,195 $14,597,008

Interest Income                        95,096       54,242       24,473      17,796
                                  -----------   ----------   ----------  ----------
Total                              45,920,344   43,690,866   14,403,668  14,614,804

Cost of Products Sold              34,887,438   33,687,377   11,194,845  11,594,265
                                  -----------  -----------   ----------  ----------
                                   11,032,906   10,003,489    3,208,823   3,020,539

Selling and Admin. Expenses         7,521,063    7,381,208    2,339,522   2,306,638

Interest Expense                       65,314       95,748        5,066      41,049

Other Income Net                      (66,787)    (123,194)     (37,700)    (29,815)
                                  -----------  -----------   ----------  ----------
INCOME FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES      3,513,316     2,649,727     901,935     702,667

Income Taxes                        1,273,375       916,223     300,411     214,769
                                    ---------     ---------     -------     -------
INCOME FROM CONTINUING
OPERATIONS                          2,239,941     1,733,504      601,524    487,898

Discontinued Operations              (238,224)      121,453     (142,506)    92,643
                                    ---------      --------      --------   --------

NET INCOME                        $ 2,001,717  $  1,854,957   $  459,018  $  580,541
                                  ===========  ============   ==========  ==========

Income From Continuing
Operations Per Share              $      0.81  $       0.63   $     0.22  $     0.18


Net Income Per Share              $      0.72  $       0.67   $     0.16  $     0.21


Cash Dividends Per Share          $     0.345  $      0.345   $    0.115  $    0.115

Average Shares Outstanding          2,775,665     2,768,651    2,775,665   2,768,651




See accompanying notes.

                           THE EASTERN COMPANY AND SUBSIDIARIES

                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                                             NINE MONTHS ENDED
                                                         9/30/95     10/1/94
                                                      (Unaudited)  (Unaudited)
OPERATING ACTIVITIES:                                 -----------  -----------
  Net income                                          $ 2,001,717  $ 1,854,957
  Adjustments to reconcile net income to net
   cash provided from operations:
     Depreciation and amortization                      1,938,918    1,893,957
     Pension plan income                                 (252,857)    (286,384)
     Gain on sale of equipment and other assets           (15,212)           0
     Postretirement benefits other than pensions            8,696       37,500
     Provision for losses on accounts receivable           83,523       84,765
     Provision for deferred income taxes                        0       43,577
     Changes in Operating Assets and Liabilities:
       Accounts receivable                                865,485   (1,575,569)
       Inventories                                     (1,785,123)     671,136
       Prepaid expenses                                   356,082     (420,004)
       Accounts payable                                  (127,484)     969,776
       Accrued expenses                                   804,257   (1,032,720)
       Other assets                                      (222,517)    (175,130)
                                                      -----------  -----------
          NET CASH PROVIDED FROM OPERATING ACTIVITIES   3,655,485    2,065,861

INVESTING ACTIVITIES:
    Purchases of property, plant, and equipment        (2,142,177)  (1,853,650)
    Proceeds from sale of equipment and other assets    1,226,598            0
    Other                                                (148,756)      21,297
          NET CASH USED FOR INVESTING ACTIVITIES       (1,064,335)  (1,832,353)

FINANCING ACTIVITIES:
  Payment on line of credit                            (1,400,000)           0
  Proceeds from issuance of short-term debt                     0    1,500,000
  Principal payments on long-term debt and notes payable (810,000)    (810,000)
  Proceeds from sales of Common Stock (Stock Options)      29,510      338,313
  Purchases of Common Stock for the Treasury              (29,509)    (202,042)
  Dividends paid                                         (957,707)    (956,772)
                                                      -----------  -----------
          NET CASH USED FOR FINANCING ACTIVITIES       (3,167,706)    (130,501)

Effect of exchange rate changes on cash                     1,672        3,540)
                                                      -----------  -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS     (574,884)     106,547)
Cash and Cash Equivalents at Beginning of Year          2,610,244    2,479,998
                                                      -----------  -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 2,035,360  $ 2,586,545
                                                      ===========  ===========

See accompanying notes.

                         THE EASTERN COMPANY AND SUBSIDIARIES
                          COMPUTATION OF EARNINGS PER SHARE

                                    NINE MONTHS ENDED       THREE MONTHS ENDED
                                  9/30/95    10/1/94     9/30/95    10/1/94
                               (Unaudited) (Unaudited) (Unaudited) (Unaudited)
                               ----------- ----------- ----------- ----------
Primary:
   Average Shares Outstanding     2,775,665  2,768,651   2,775,665  2,768,651

   Net effect of dilutive stock
     options -- based on the
     treasury stock method
     using average market price
                                    50,510      68,998      50,510     68,998
                                ----------   ---------  ----------  ---------
   Total                         2,826,175   2,837,649   2,826,175  2,837,649
                                ==========   =========  ==========  =========

Income from Continuing
Operations                      $2,239,941  $1,733,504    $601,524   $487,898
                                ==========  ==========    ========   ========

   Net Income                   $2,001,717  $1,854,957    $459,018   $580,541
                                ==========  ==========    ========   ========

Income from Continuing
Operations Per Share                $0.79       $0.61       $0.21       $0.17
                                    =====       =====       =====       =====

   Net Income Per Share             $0.71       $0.65       $0.16       $0.20
                                    =====       =====       =====       =====

Fully Diluted:
   Average Shares Outstanding    2,775,665   2,768,651   2,775,665  2,768,651

  Net effect of dilutive stock
    options -- based on the
    treasury stock method
    using quarter-end market
    price, if higher than
    average market price            50,510      68,998      50,510     68,998
                                 ---------   ---------   ---------    -------
Total                            2,826,175   2,837,649   2,826,175  2,837,649
                                 =========   =========   =========  =========
Income from Continuing
Operations                      $2,239,941  $1,733,504    $601,524   $487,898
                                ==========  ==========    ========   ========

Net Income                      $2,001,717  $1,854,957    $459,018   $580,541
                                ==========  ==========    ========   ========
Income from Continuing
Operations Per Share                $0.79       $0.61       $0.21       $0.17
                                    =====       =====       =====       =====

Net Income per Share                $0.71       $0.65       $0.16       $0.20
                                    =====       =====       =====       =====


See accompanying notes.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


September 30, 1995


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

Note B - Net Income Per Share

Net income per share of common stock is based on the weighted average number of shares outstanding during each period (1995 - 2,775,665 shares; 1994 - 2,768,651 shares). Common stock equivalents (Stock Options) did not have a material dilutive effect on net income per share. The computation of net income per share of common stock on a fully diluted basis did not result in any material dilution in 1995 or 1994.


Note C - Discontinued Operation

In August 1995, the Registrant sold the business and assets (customer list, property and inventories) of its Construction segment for cash of $325,000 and a note in the principal amount of $386,000. Accounts receivable relating to the Construction segment of $857,000 were retained by the Registrant.

The condensed balance sheet as of December 31, 1994 includes the accounts of the Construction segment. Total assets related therto were $2,940,000, of which $2,709,000 were classified as current; and liabilities were $840,000 all classified as current.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


September 30, 1995


Note C - Discontinued Operation  (continued)

Operations prior to July 31, 1995 have been restated to reflect the discontinuance of the Construction segment. Components of the income
(loss) of the discontinued operations follows:

                                     Nine Months Ended     Three Months Ended
                                    9/30/95    10/1/94    9/30/95     10/1/94
Operating income (loss), less
applicable income tax expense
(benefit) of $(66,681), $89,167,
$(39,322) and $56,825              $(170,203)  $121,453  $( 74,485)   $92,643


Loss on disposal less applicable
income tax benefit $(16,468)        ( 68,021)         -   ( 68,021)         -
                                   ---------   --------   --------    -------
Income (loss) from discontinued
operations                         $(238,224)  $121,453  $(142,506)   $92,643
                                   =========   ========  =========    =======



Net sales of discontinued operations, which are excluded from the consolidated condensed statement of income were $3,400,388; $5,660,400; $477,031 and $2,403,797 for the nine months ended September 30, 1995 and October 1, 1994 and for the three months ended September 30, 1995 and October 1, 1994, respectively.



Note D - Litigation

The Registrant is involved in litigation relating to environmental matters for which the ultimate outcome is not expected to have any material adverse impact on financial position, operating results or liquidity.

ITEM 2                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

Results of Operations


Income from continued operations for the third quarter 1995 was up 23% to $601,524 or $.22 per share on sales of $14,379,195 versus third quarter 1994 income of $487,898 or $.18 per share on sales of $14,597,008. Income from continued operations for the first nine months of 1995 increased 29% to $2,239,941 on a 5% increase in sales to $45,825,248 versus the first nine months of 1994 income of $1,733,504 on sales of $43,636,624. Total net income for the third quarter of 1995 was down $121,523 or 21% from the comparable quarter of 1994 of $580,541 and up 8% or $146,760 over the nine months 1994 total net income of $1,854,957. Total net income for the third quarter 1995 also reflects some one time closing charges related to the discontinuation of the Registrants Thompson Material division in August 1995.

Third quarter sales were down slightly compared to the same period a year ago. As expected, volume declined 7% in the third quarter due to the continued slow down in the coal mining industry and a softness in the transportation industry. New product sales contributed 1% and price increases of 5% helped offset the decline in volume during the third quarter. For the first nine months of 1995 volume was down 2% while price increases and new products were up 5% and 2% respectively. New products include the "Prestolock" line of keyless locks, being offered by the Registrant's CCL Security Products division, new malleable castings products manufactured by the Registrant's Frazer & Jones division and hardware components for the appliance industry from the recently acquired Canadian company for the Registrant's Canadian subsidiary, Eberhard Hardware Manufacturing, Ltd. Demand for the transportation and industrial hardware product lines should remain strong through the remainder of the year. Sales for the first nine months of 1995 to the underground coal mining industry, were down from the comparable period a year ago. The overall underground coal mining industry is expected to be soft for the remainder of the year. However, contract malleable casting sales continue to increase from the comparable periods a year ago helping to offset the decline in the mining business. Sales of custom locks were up 8% in the third quarter 1995 and 3% for the nine months ending
September 30, 1995 versus the comparable periods a year ago. New products to be introduced in the forth quarter of 1995 include a keyless gun lock used to secure weapons being offered by the Registrant's CCL Security Products division and a bar locking mechanism used to secure doors on commercial trailers and containers offered by the Registrant's Eberhard Manufacturing division. In addition, the Registrant's Eberhard Manufacturing division has successfully designed and will begin tooling a new locking system for a major light truck manufacturer with production scheduled to begin in the first quarter of 1996. The Registrant continues to engineer and develop new products to meet the security needs of industrial customers.

On July 17, 1995 the Company's Board of Directors approved a plan to discontinue its Thompson Material Construction Segment and sell the equipment and inventory with a carrying value of approximately $625 thousand. The disposal was successfully completed in August 1995 with minimal impact on total third quarter net income.

The Registrant's gross margin as a percentage of sales for the three and nine months ended September 30, 1995 was 22% and 24%, respectively, compared to 21% and 23% for comparable periods a year ago. Price increases of approximately 5% in the first nine months of 1995 helped to maintain the gross margin and offset decline in higher margin mining products.

Overall selling and administrative expenses are comparable to the same periods a year ago approximating 16% of net sales.

Other income for the three months ended September 30, 1995, was up $8 thousand and down $56 thousand for the nine months ended September 30, 1995 as compared to the same periods a year ago. The fluctuation in commission income relates to commissions earned. The related agreement expires in August 1995.

The effective tax rate for the third quarter and first nine months of 1995 was 33% and 36%, respectively, versus the comparable periods a year ago of 31% and 35%, respectively. The overall increase in the effective tax rate for 1995 was due to non-deductible startup losses sustained at the newly opened distribution facility "Sesamee Mexicana S.A. DE C.V." in Lerma, Mexico.


Liquidity and Sources of Capital

Cash flows from operations were $3.655 million for the first nine months of 1995 versus $2.066 million in the first nine months of 1994. The change in cash flows resulted from the timing differences in collections of accounts receivable, the payments of liabilities and the build up of inventory. The Registrant repaid $1.4 million on its short-term line of credit from proceeds received on the sale, in the first quarter of 1995, of land from the previously discontinued Alloy Foundries operation.

Inventory increased from the 1994 year-end level by $1.785 million with an inventory turnover rate of 6 turns per year versus the year-end level of 7 turns per year. The Registrant believes current inventory levels are adequate to meet customer requirements and anticipated increased sales activity. The average day sales in accounts receivable increased to 58 days for collection versus the end of 1994 collection average of 55 days. The prime reason for the increase in collection days comes from accounts receivable still being collected from the discontinued Construction segment where collections are historically slow. The Registrant will continue to pursue the collection of the remaining outstanding receivables from this segment.

Additions to property plant and equipment were $2.142 million during the first nine months of 1995 versus $1.854 million for the comparable period a year ago. Total 1995 capital expenditures will exceed the $2.3 million level of depreciation for the year due the normal replacement of equipment, capital tooling, an improvement to the sand system at the Registrant's Frazer & Jones division and a new 400 ton stamping press at the Registrant's Eberhard Manufacturing division.

The Registrant anticipates it will be drawing down on its short-term line of credit for funding the increased capital equipment expenditures and to provide for additional operating capital. The total draw down is not expected to exceed $1 million.

Other Matters

On June 24, 1994, the Registrant settled all claims with both the Beacon Heights Coalition and the Laurel Park Coalition and the respective complaints against the Registrant on behalf of the Coalitions were dismissed by stipulation. No complaints are now pending in the U.S. District Court involving the Registrant and a final amended judgement was entered by the U.S. District Court in the consolidated proceedings on May 2, 1995. Appeals, however, have been filed by two government agencies as described in Part II,
Item 1 below.

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

On May 2, 1995, the U.S. District Court entered a final amended judgement in the consolidated proceedings (docket number N-87-52(PCD)) which included the granting of Registrant's motion for judgement on the pleadings. As a result of this judgement, no complaints are now pending in the U.S. District Court involving the Registrant.

On May 10, 1995, the State and the EPA filed their notices of appeal from this final judgement with the U.S. District Court.

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


ITEM 2 		CHANGES IN SECURITIES
			None

ITEM 3 		DEFAULTS UPON SENIOR SECURITIES
			None

ITEM 4 		SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
			None


ITEM 5 		OTHER INFORMATION
			None

ITEM 6 		EXHIBITS AND REPORTS ON FORM 8-K

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

THE EASTERN COMPANY
(Registrant)








                                Stedman G. Sweet
DATE:  November 14, 1995      		_____________________________
                                Stedman G. Sweet
	                               President and Chief Executive Officer








                                Donald E. Whitmore, Jr.,
DATE:  November 14, 1995 	      _______________________________
									                       Donald E. Whitmore, Jr.,
									                       Vice	President and Principal Financial Officer