Form 10-K
period 1995-12-30
EASTERN CO
filed 1996-03-28
CIK 31107

<PAGE 1>

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 30, 1995      Commission File Number 0-599

                               THE EASTERN COMPANY
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)

           Connecticut                              06-0330020
 ------------------------------------------       -------------
 (State or other jurisdiction of                  (IRS Employer
  incorporation or organization)              Identification Number)

  112 Bridge Street, Naugatuck, Connecticut           06770
  -----------------------------------------       -------------
  (address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:(203)729-2255
                                                   -------------
Securities registered pursuant to Section 12(b) of the Act:

Title of each class             Name of exchange on which registered
  -----------------             ------------------------------------
        None                                  None

Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock No Par Value
                       -------------------------
                           (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X    No
                                                    -----      ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 24, 1996.

Common Stock, No Par Value -  $32,355,408
                              -----------
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Class                              Outstanding at February 24, 1996
--------------------------                  --------------------------------
Common Stock, No Par Value                             2,696,284

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1995 annual report to shareholders (fiscal year ended December 30, 1995) are incorporated by reference into Parts I and II.

Portions of the annual proxy statement dated March 22, 1996 are incorporated by reference into Part III.

                                    -1-

<PAGE 2>

                                  PART I


ITEM 1     BUSINESS

     (a)  General Development of Business

     The business of the Registrant is the manufacturing and/or purchasing and sale of a diversified line of products from four operations and four wholly-owned subsidiaries. The Registrant maintains seven physical locations.

     The Registrant has a wide range of security products or items used to close and fasten, in the electronic and industrial markets, retail, transportation, and mining industries. Typical items include heavy-duty hinges, multi-point latching devices, dial combination locks, multi-circuit switch locks, padlocks, lock cylinders, mine roof fasteners, miscellaneous castings and keys.

     The Registrant is promoting growth by expanding present product lines, and developing new products. In addition, desirable outside product lines, similar to those recently purchased, which complement present lines and/or companies, may be acquired if they generally fit management's expertise in marketing or manufacturing.

     In addition to the normal replacement of equipment 1995 capital expenditures included projects at the Registrant's Eberhard and Frazer and Jones facilities to upgrade and recondition equipment, expand capacity, improve efficiency and satisfy environmental requirements. Planned capital programs have been and will continue to be focused on increased productivity, improved product quality and quicker response time through upgraded tools and equipment.

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

     (b)  Narrative Description of Business

     The Registrant's operations consist of a single business segment - security products. Security products are used to close, lock or secure equipment used in the industrial, transportation, and mining industries.

     Competitive conditions  follow the national economic trend.

     The Registrant's product lines or items are generally in specialized but diverse security markets. While service and quality are the major criteria, the Registrant has developed new products to increase market share, as well as continuing to become more cost efficient and enter new markets. The Registrant has expanded its customer base in light vehicles, electronics, luggage and industrial markets through aggressive marketing. The registrant continues to invest in the development of new products such as the "Prestolock" line of keyless locks, new malleable casting products, a variety of vehicular and industrial cabinet hardware and hardware components for the hardware industry.

     The decline for engineered fasteners for use in the underground mining industry is being replaced by new business being obtained in the construction, utility and industrial markets. The Registrant purchased a small Canadian manufacturer of contract stamping hardware servicing the appliance industry. A new subsidiary was established in Mexico, which initially will operate as a stocking distributor of the Registrant's security products. This offers good opportunities for growth.

                                    -2-
<PAGE 3>

     The Registrant's facilities have the capability to respond quickly and efficiently to the changing requirements in the many security products markets where it competes. Also, the Registrant, through its continued capital expenditure programs to increase capacity and improve efficiency has been able to produce within its facilities additional parts and sub-assemblies formerly provided by suppliers. During the year the Registrant strengthened its sales, quality control, and manufacturing departments to provide the flexibility and support to develop new business.

     The Registrant's products are sold to distributors, original equipment manufacturers and consumers through direct sales, salesmen and sales representative organizations. In the areas involving mine roof fasteners, locks and hardware, engineering works with sales personnel to provide technical assistance on the sale.

     Raw materials and outside services were readily available from domestic sources during 1995 and are expected to be readily available in 1996 and the foreseeable future.

     Patent protection for the various product lines is fairly limited, but is sufficient to enhance competitive positions. Foreign sales and license agreements are not significant.

     The Registrant's business is not seasonal.

     Customer lists for all groups are broad-based geographically and by markets and sales are not highly concentrated by customer. No customer accounted for 10% or more of the Registrant's consolidated revenue for the year ended December 30, 1995.

     The Registrant continues to maintain a strong balance sheet with working capital at a stable level through strong management control on receivables and inventories.

     Quick response to customer orders is becoming more important. Consequently investments in additional inventories are made on a selective basis to meet the rapid delivery requirements of our customers.

     Inventories increased $2,262,330 and inventory turned 5.5 in 1995 versus
7.4 in 1994. The inventory increase was due to the build up of the Registrant's contract castings business, the slow down in the mine roof fastener market and the start up of the Sesamee Mexicana subsidiary. Also affecting the inventory turn comparison was the sale of the Thompson Materials Division where inventory turns were 14.9 in 1994.

     Accounts receivable decreased $1,854,422 primarily because of the sale of the Thompson Materials division and slow down in the mine roof fastener market. While collection is more difficult in today's environment it is under good control. Average days sales in accounts receivable were 53 days in 1994 and 54 days in 1995. The allowance for doubtful accounts increased $171,000 in order to provide for potential write offs of retained accounts receivable from the recently sold Thompson Materials division. The present $501,000 reserve balance adequately provides for potential uncollectable accounts.

     The dollar amount of the levels of orders in the Registrant's backlog is believed to be firm as of fiscal year ended December 30, 1995 at $6,466,000 as against $6,592,000 at December 31, 1994. A softening of incoming orders within some key markets was experienced in the second half of 1995. An improvement is expected after a slow start in the first quarter of 1996.

     The Registrant encounters competition in all of its product areas. The Registrant has been successful in dealing with this competition by offering high quality diversified products with the flexibility of meeting customer needs on a timely basis. This is accomplished by effectively using its internal engineering resources, cost effective manufacturing capabilities, expanding product lines, national distributors and in house sales personnel targeted to niche markets.

<PAGE 4>

     Research and development expenditures in 1995 were $353,425 and represented less than 1% of gross revenues. In 1994 and 1993 they were $371,575 and $495,914, respectively. The projects involved mine roof fasteners, and other malleable iron products, transportation and industrial hardware, and locking device hardware.

     Total lease obligations of the Registrant, including buildings, autos and trucks and miscellaneous office equipment, for each of the next five years are $262,307, $265,246, $267,795, $271,564 and $271,683. In 1995,
lease costs were $259,379.

     The average number of employees in 1995 was 489.

     (d) Financial Information about Foreign and Domestic Operations and Export Sales

     The Registrant includes four separate operating divisions located within the United States and a wholly-owned Canadian subsidiary located in Tillsonburg, Ontario, Canada, a wholly-owned Taiwanese subsidiary located in Taipei, Taiwan, a wholly-owned subsidiary in Hong Kong and a wholly-owned subsidiary in Mexico.

     The Canadian, Taiwanese, Hong Kong and Mexican subsidiaries' revenue and assets are not significant. Substantially all other revenues are derived from customers located in the United States.


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

     The CCL Security Products Division is located in New Britain, Connecticut where 26,000 square feet of a building is leased. The four storied building is of brick and stone construction. A monthly lease is in place.

<PAGE 5>

     The Sesamee Mexicana, subsidiary is leasing 1,950 square feet of a block building located in an industrial park in Lerma, Mexico on an open-end basis.

     The World Lock Co. Ltd., subsidiary leases a brick and concrete building containing 7,870 square feet and is located in Taipei, Taiwan. The lease was extended three years from April 15, 1995 to April 15, 1998 under favorable terms.

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

     By order dated February 8, 1994, the court permitted the Laurel Park Coalition to file a complaint against eight parties including the Registrant, which claims were to be assigned for trial if the Coalition files a complaint.

<PAGE 6>

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

     On May 2, 1995, the U.S. District Court entered a final amended judgment in the consolidated proceedings (docket number N-87-52(PCD) which included the granting of Registrant's motion for judgment on the pleadings. As a result of this judgment, no complaints are now pending in the U.S. District Court involving the Registrant.

     On May 10, 1995, the State and the EPA filed their notices of appeal from this final judgment with the U.S. District Court.

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

<PAGE 7>

                                   PART II


ITEM 5 MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The portion of the 1995 Annual Report to Shareholders appearing on page 24 under the heading "Common Stock Market Prices and Dividends" is incorporated herein by reference.


ITEM 6     SELECTED FINANCIAL DATA

     The financial data on page 21 of the 1995 Annual Report to Shareholders, captioned "1995 - 1986 Summary of Operations" is incorporated herein by reference.


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following portions of the 1995 Annual Report to Shareholders are incorporated herein by reference:

     (a) All of the material in the Chairman's and President's Letter and the Highlights of Operations found on pages 2 and 3 of the Annual Report.

     (b) All of the material on pages 22 and 23 under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations".


ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Registrant and its subsidiaries and report of independent auditors included on pages 10 to 20 of the Annual Report to Shareholders for the fiscal year ended December 30, 1995 are incorporated herein by reference as follows:

     (a)  Consolidated Balance Sheets -- December 30, 1995 and December 31,
          1994.

     (b) Consolidated Statements of Income -- Fiscal years ended December 30, 1995, December 31, 1994 and January 1, 1994.

     (c) Consolidated Statements of Shareholders' Equity -- Fiscal years ended December 30, 1995, December 31, 1994 and January 1, 1994.

     (d) Consolidated Statements of Cash Flows -- Fiscal years ended December 30, 1995, December and January 1, 1994.

     (e) Notes to Consolidated Financial Statements -- December 30, 1995, December 31, 1994 and January 1, 1994.

     With respect to Quarterly Results of Operations there are incorporated herein by reference the following additional portions of the 1995 Annual Report to Shareholders:

     (a) The portion of the 1995 Annual Report to Shareholders appearing on page 24 under the heading "Quarterly Results of Operations" is incorporated herein by reference.

<PAGE 8>

     (b) Paragraphs 9 and 18 under the caption "Results of Operations" on pages 22 and 23.

     (c) Five paragraphs on page 23 under the caption "Impact of Inflation and Changing Prices."

     With respect to stock options, the Registrant notes that stock options did not have a materially dilutive effect on net income per share for the fiscal years ended December 30, 1995, December 31, 1994 and January 1, 1994.

     There are incorporated herein by reference the portions of the Registrant's definitive proxy statement filed with the Commission pursuant to Regulation 14A since the close of its fiscal year, which involve Stock Options, the information appearing on pages 4, 6, 7, 11 and 12.


ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

<PAGE 9>

                                 PART III


ITEM 10     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     There are incorporated herein by reference the portions of the Registrant's definitive proxy statement filed with the Commission pursuant to regulation 14A since the close of its fiscal year, which involve the election of Directors, the information appearing on pages 3 through 4 of said proxy statement, being the portion captioned "1. Election of Four Directors". The Registrant's only Executive Officers are Russell G. McMillen, Chairman, Stedman G. Sweet, President and Chief Executive Officer, and Donald E. Whitmore, Jr., Vice President, Secretary, Treasurer and Principal Financial Officer.


ITEM 11     EXECUTIVE COMPENSATION

     There are incorporated herein by reference the portions of the Registrant's definitive proxy statement filed with the Commission pursuant to Regulation 14A since the close of its fiscal year, which involve the election of Directors, the information appearing on pages 5 through 12 of said proxy statement.


ITEM 12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     (a) Security ownership of certain beneficial owners - The following table sets forth, as of February certain information with respect to any person who is known to the Registrant to be the beneficial owner of more than five percent of the Registrant's outstanding securities.


                                             Amount/Nature       Percent
                 Name/Address of             of Beneficial       of
Title of Class   Beneficial Owner            Ownership           Class
Common, No       Bank of Boston Connecticut  287,250 (1)         10.1%
par value        or one of its nominees
                 81 West Main Street,
                 Waterbury, CT  06702

Common, No       Dimensional Fund            213,400 (2)          7.5%
par value        Advisors, Inc.
                 1299 Ocean Avenue
                 Suite 650
                 Santa Monica, CA 90401

Common, No       The First National Bank     150,989              5.3%
par value        of Boston or one of its
                 nominees
                 Federal Street
                 Boston, MA  02110

(1) Bank of Boston Connecticut holds 287,250 of these shares as Trustee under The Eastern Company pension plans for salaried and for hourly employees. The Trustee has exclusive authority and discretion to manage and control the assets of these respective funds and to exercise the right to vote shares of the Company's common stock held in these funds.

<PAGE 10>

(2) Dimensional Funds Advisors Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 213,400 shares of Eastern Company stock as of February 24, 1996, all of which are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in the series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.


     (b)  Security ownership of management:
          ---------------------------------

                      Name of Beneficial    Amount and Nature of     Percent
Title of Class        Owner                 Beneficial Ownership     of Class
Common, No par value  John W. Everets              11,250              .4%

Common, No par value  Charles W. Henry             13,750              .5%

Common, No par value  Ole K. Imset                 11,550              .4%

Common, No par value  Leonard F. Leganza           14,250              .5%

Common, No par value  Russell G. McMillen         119,256             4.2%

Common, No par value  David C. Robinson            22,050              .8%

Common, No par value  Stedman G. Sweet             80,994             2.9%

Common, No par value  Donald S. Tuttle III         11,850              .4%

Common, No par value  Donald E. Whitmore, Jr.      38,376             1.3%

Common, No par value  Directors and Officers       377,303           13.3%
                      of the Registrant as a
                      group


     (c)  Changes in Control

          Not Applicable.


ITEM 13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a)  Not applicable

     (b) There are incorporated herein by reference the portions of the Registrant's definitive proxy statement filed with the Commission pursuant to Regulation 14A since the close of its fiscal year, which involve the Election of Directors, the information appearing on pages 3 and 4 of said proxy Statement, being the portion captioned "1. Election of Four Directors".

     (c)  Not applicable.

     (d)  Not applicable.

<PAGE 11>

                                  PART IV


ITEM 14     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Documents filed as part of this report.

     1 and 2. The response to this portion of Item 14 is submitted as a separate section of this report appearing on page 14.

        3.        Exhibits

                    (3)  Restated Certificate of Incorporation dated August
                    14, 1991 and Amended and Restated By-Laws dated February 13, 1991, are incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1991 and the Registrant's Form 8-K filed on February 13, 1991.

                    (4) (a) Letter to all shareholders of the Registrant, dated September 20, 1991 describing the Registrant's redemption of shareholders Purchase Rights dated August
                    29, 1986 and the issuance of a new Purchase Rights dividend distribution; "Summary of Rights to Purchase Common Stock," as enclosed with said letter to shareholders are incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1991.

                    (b) Rights Agreement entered into between the Registrant and The First National Bank of Boston, dated as of September 16, 1991 incorporated by reference to the Registrant's Form 8-K filed on September 16, 1991.

                    (c) The First Amendment dated as of November 11, 1992 to the Rights Agreement dated as of September 16, 1991 between The Eastern Company and The First National Bank of Boston is incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993.

                    (10) (a)   Employment Agreement dated May 1, 1993 with
                    Stedman G. Sweet is incorporated by reference to Registrant's Annual Reports on Form 10-K for the fiscal year ended January 1, 1994.

                     (b)  Employment Agreement dated May 1, 1994 with Donald
                     E. Whitmore, Jr. is incorporated by reference to Registrant's Annual Reports on Form 10-K for the fiscal year ended December 31, 1994.

                     (c) Amendment to the Deferred Compensation Agreement with Russell G. McMillen dated May 1, 1988 is incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988. The Deferred Compensation Agreement with Russell G. McMillen dated October 28, 1980 and amended on March 27, 1986 is incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1987.

                     (d) Deferred Compensation Agreement dated August 16, 1994 with Stedman G. Sweet is incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

<PAGE 12>

                      (e) Supplemental Retirement Plan dated August 16, 1994 with Stedman G. Sweet is incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

                      (11) Statement Re: Computation of Per Share Earnings is attached on page 25.

                      (13) Annual Report to Shareholders attached hereto on page 27.

                      (21)  List of subsidiaries as follows:

                            Eberhard Hardware Mfg. Ltd., a private
                            corporation organized under the laws of the Province of Ontario, Canada.

                            World Lock Co. Ltd., a private corporation organized under the laws of Taiwan (The Republic of China).

                            Sesamee Mexicana, Subsidiary, a private
                            corporation organized under the laws of Mexico.

                            World Security Industries Co. Ltd., a private corporation organized under the laws of Hong Kong.

                      (23) Consent of independent auditors attached hereto beginning on page 15.

                      (99) Financial Statements and Supplemental Schedules and report of independent auditors for the period from January 1, 1995 to December 30, 1995 of The Eastern Company Savings and Investment Plan is attached beginning on page 18.

     (b)  Reports on Form 8-K.

          There were no reports on Form 8-K filed during the last quarter of the fiscal year ended December 30, 1995.

     (c)  The required Exhibits are listed in (a) 3. above.

     (d)  Financial statement schedules.

          The response to this portion of Item 14 is submitted as a separate section of this report beginning on page 17.

<PAGE 13>

SIGNATURES
----------
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 22, 1996             THE EASTERN COMPANY

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


Russell G. McMillen
-------------------
Russell G. McMillen                                          March 22, 1996
Director and Chairman

Stedman G. Sweet
----------------
Stedman G. Sweet                                             March 22, 1996
Director, President
and Chief Executive Officer

Donald E. Whitmore, Jr.
-------------------------
Donald E. Whitmore, Jr.                                       March 22, 1996
Director, Vice President, Treasurer,
Secretary and Principal Financial Officer

John W. Everets
---------------
John W. Everets                                                March 22, 1996
Director

Charles W. Henry
----------------
Charles W. Henry                                               March 22, 1996
Director

Ole K. Imset
------------
Ole K. Imset                                                   March 22, 1996
Director

Leonard F. Leganza
------------------
Leonard F. Leganza                                             March 22, 1996
Director

David C. Robinson
-----------------
David C. Robinson                                              March 22, 1996
Director

Donald S. Tuttle III
--------------------
Donald S. Tuttle III                                           March 22, 1996
Director

<PAGE 14>

                       The Eastern Company and Subsidiaries

                        Form 10-K-Item 14 (a) (1) and (2)

         Index to Financial Statements and Financial Statement Schedule


The following consolidated financial statements of The Eastern Company and subsidiaries and report of independent auditors, included in the annual report of the registrant to its shareholders for the fiscal year ended December 30, 1995 are incorporated by reference in Item 8:

     Report of Independent Auditors

     Consolidated Balance Sheets - December 30, 1995 and December 31, 1994

     Consolidated Statements of Income - Fiscal years ended December 30, 1995, December 31, 1994 and January 1, 1994.

     Consolidated Statements of Shareholders' Equity - Fiscal years ended December 30, 1995, December 31, 1994 and January 1, 1994

     Consolidated Statements of Cash Flows - Fiscal years ended December 30, 1995, December 31, 1994 and January 1, 1994

     Notes to Consolidate Financial Statements

The following financial statement schedule of The Eastern Company and subsidiaries is included in Item 14 (d):

     Schedule II - Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are either not required under the related instructions or are inapplicable, and therefore have been omitted.

<PAGE 15>

                  CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in this Annual Report (Form 10-K) of The Eastern Company of our report dated January 31, 1996, included in the 1995 Annual Report to Shareholders of The Eastern Company.

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

We also consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-29452) pertaining to The Eastern Company 1983 Stock Option Plan, the Registration Statement (Form S-8 No. 2-86285) pertaining to The Eastern Company 1989 Stock Option Plan and the Registration Statement (Form S-8 No. 33-79324) pertaining to The Eastern Company Savings and Investment Plan of our report dated January 31, 1996, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedule included in this Annual Report (From 10-K) of The Eastern Company.


                                                          ERNST & YOUNG LLP
                                                          -----------------
Hartford, Connecticut                                     ERNST & YOUNG LLP
March 27, 1996

<PAGE 16>

                      CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-79324) pertaining to The Eastern Company Savings and Investment Plan of our report dated February 7, 1996 with respect to the financial statements and schedule of The Eastern Company Savings and Investment Plan for the year ended December 31, 1995 included in this Annual Report (Form 10-K) as Exhibit 99 for the fiscal year ended December 30, 1995.



                                                          ERNST & YOUNG LLP
                                                          -----------------
Hartford, Connecticut                                     ERNST & YOUNG LLP
March 27, 1996

<PAGE 17>

                         The Eastern Company and Subsidiaries
                  Schedule II--Valuation and Qualifying Accounts

            COL. A                      COL. B                      COL. C                    COL. D         COL. E
                                                                  ADDITIONS
         Description                    Balance at         (1)                   (2)                         Balance
                                        Beginning      Charged to Costs   Charged to Other    Deductions-    at End of
                                        of Period      and Expenses       Accounts-Describe   Describe       Period

Fiscal year ended December 30, 1995:
  Deducted from asset accounts:
    Allowance for doubtful accounts     $330,000       $261,687                               $ 90,687(a)    $501,000
                                        ========       ========                               ========       ========


Fiscal year ended December 31, 1994:
  Deducted from asset accounts:
    Allowance for doubtful accounts     $363,320       $120,000                               $153,296(a)    $330,000
                                        ========       ========                               ========       ========  ========


Fiscal year ended January 1, 1994:
  Deducted from asset accounts:
    Allowance for doubtful accounts     $829,900       $114,988                               $581,568(a)    $363,320
                                        ========       ========                               ========       ========






 (a) Uncollectible accounts written off, net of recoveries


<page 18>


                  The Eastern Company Savings and Investment Plan

                              Exhibit (99) to Form 10-K)



                                Financial Statements
                             and Supplemental Schedule


                          Year ended December 31, 1995 and
            Period from May 1, 1994 (inception of plan) to December 31, 1994





                                    Contents

Report of Independent Auditors.............................................19

Financial Statements

     Statements of Assets Available for Benefits...........................20
     Statements of Changes in Assets Available for Benefits................21
     Notes to Financial Statements.........................................22

Supplemental Schedule

     Schedule of Investments...............................................24

<page 19>

                 REPORT OF ERNST & YOUNG LLP INDEPENDENT AUDITORS



Plan Administrator of
The Eastern Company Savings and Investment Plan

We have audited the accompanying statements of assets available for benefits of The Eastern Company Savings and Investment Plan (the "Plan") as of December 31, 1995 and 1994, and the related statements of changes in assets available for benefits for the year ended December 31, 1995 and the period from May 1, 1994 (inception of plan) to December 31, 1994. Our audit also included the supplemental schedule of investments as of December 31, 1995 and 1994. These financial statements and supplemental schedule are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets available for benefits of the Plan at December 31, 1995 and 1994, and the changes in assets available for benefits for the year ended December 31, 1995 and the period from May 1, 1994 (inception of plan) to December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related supplemental schedule of investments, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

The fund information in the financial statements is presented for purposes of additional analysis rather than to present the assets available for benefits and changes in assets available for benefits of each fund. The fund information has been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


                                                 ERNST & YOUNG LLP
Hartford, Connecticut                            -----------------
February 7, 1996                                 ERNST & YOUNG LLP

<page 20>


                         The Eastern Company Savings and Investment Plan

                           Statements of Assets Available for Benefits



                                          Fund Information
                                             Daily                  Growth and         Eastern
                            Participant     Dividend       Income     Income            Common
                            Loans Fund     Trust Fund       Fund       Fund           Stock Fund        Total

December 31, 1995
Assets
Investments:
    The Eastern Company
       Common Stock                                                                $  83,080         $  83,080
    Mutual funds                           $  57,635      $  92,640    $ 382,333      10,269           542,877
    Participant loans
          receivable           $5,337                                                                    5,337
                               ------      ---------      ---------    ---------   ---------         ---------
Total investments              $5,337         57,635         92,640      382,333      93,349           631,294

Contributions receivable:
    Employee                                     605          1,455        5,127       1,578             8,765
    Employer                                     341            814        2,873         885             4,913
Contribution receivable from
    (payable to) other funds                 (25,293)         3,719       25,109      (3,535)              -
Assets available for                       ---------      ---------    ---------   ---------         ---------
    benefits                   $5,337      $  33,288      $  98,628    $ 415,442   $  92,277         $ 644,972
                               ======      =========      =========    =========   =========         =========
December 31, 1994
Assets
Investments:
    The Eastern Company
          Common Stock                                                             $  31,179         $  31,179
    Mutual funds                           $  26,626      $  30,902    $ 110,674                       168,202
                                           ---------      ---------    ---------   ---------         ---------
Total investments                             26,626         30,902      110,674      31,179           199,381

Contributions receivable:
    Employee                                   1,736          3,228       11,552       3,698            20,214
    Employer                                     330            525        1,880         552             3,287
Contribution receivable from
    (payable to) other funds                 (14,619)         2,776        9,299       2,544               -
Assets available for                       ---------      ---------    ---------   ---------         ---------
    benefits                               $  14,073      $  37,431    $ 133,405   $  37,973         $ 222,882
                                           =========      =========    =========   =========         =========


See accompanying notes.

<page 21>

                           The Eastern Company Savings and Investment Plan

                       Statements of Changes in Assets available for Benefits

                                            Fund Information


                                                 Daily                     Growth and         Eastern
                                Participant     Dividend       Income        Income            Common
                                Loans Fund     Trust Fund       Fund          Fund           Stock Fund        Total
Year ended
  December 31, 1995
Investment income:
  Dividends                                    $   1,860       $   4,003    $  20,890        $   1,547     $  28,300
Net realized and unrealized
  appreciation (depreciation)
  in fair value of investments                                     6,291       50,196           (6,811)       49,676
                                               ---------       ---------    ---------        ---------     ---------
                                                   1,860          10,294       71,086           (5,264)       77,976

Contributions:
  Employee                                        16,789          56,564      187,704           57,441       318,498
  Employer                                         3,237           8,147       29,655            8,704        49,743
                                               ---------       ---------    ---------        ---------     ---------
                                                  20,026          64,711      217,359           66,145       368,241

Benefits paid to participants                     (3,528)         (7,621)     (11,616)          (1,362)      (24,127)

Interfund transfers               $5,337             857          (6,187)       5,208           (5,215)         -
                                  ------       ---------      ----------    ---------        ---------     ---------
Net increase                      $5,337          19,215          61,197      282,037           54,304       422,090

Assets available for benefits
  Beginning of year                 -             14,073          37,431      133,405           37,973       222,882
                                  ------       ---------      ----------    ---------        ---------     ---------
  End of year                     $5,337       $  33,288       $  98,628    $ 415,442        $  92,277     $ 644,972
                                  ======       =========       =========    =========        =========     =========

Period from May 1, 1994
  (inception of plan) to
   December 31, 1994
Investment income:
  Dividends                                    $     181       $     545    $   3,873        $     265     $   4,864
Net realized and unrealized
  depreciation in fair value
  of investments                                                    (563)      (5,690)          (2,710)       (8,963)
                                               ---------       ---------    ---------        ---------     ---------
                                                     181             (18)      (1,817)          (2,445)       (4,099)
Contributions:
  Employee                                        10,920          32,100      117,788           35,764       196,572
  Employer                                         1,737           5,349       18,069            5,254        30,409
                                               ---------       ---------    ---------        ---------     ---------
                                                  12,657          37,449      135,857           41,018       226,981

Interfund transfers                                1,235            -            (635)            (600)          -
Net increase and assetsavailable               ---------       ---------    ---------        ---------     ---------
for benefits at end of period                  $  14,073       $  37,431    $ 133,405        $  37,973     $ 222,882
                                               =========       =========    =========        =========     =========


See accompanying notes.
                                       -21-

<PAGE 22>
                 The Eastern Company Savings and Investment Plan

                        Notes to Financial Statements

                            December 31, 1995

1. Description of Plan

The Eastern Company Savings and Investment Plan (the "Plan") is a defined contribution plan of The Eastern Company (the "Company"). The following description of the Plan provides only general information. Participants should refer to the Plan document for a more complete description of the Plan's provisions.

General

The Plan was established by the Company effective May 1, 1994. The Plan covers all full-time United States salaried employees of the Company who have worked at least 35 hours per week during a consecutive six-month period. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA").

Contributions

Participants may contribute between 1% and 18% of their compensation up to the maximum allowed by the Internal Revenue Code. The Company makes matching contributions on the first 4% of participant contributions based on the published annual report after-tax return on investment. The Company's match was 25% in 1995 and 1994.

Participant Accounts

Each participant's account is credited with the participant's contributions and allocations of (a) the Company's contributions and (b) Plan earnings. Allocations are based on participant earnings or account balances, as defined. Forfeited balances of terminated participants' nonvested accounts are used to reduce future Company contributions ($1,436 at December 31, 1995).

Vesting

Participants are immediately vested in their voluntary contributions. Vesting in the Company contribution portion of their accounts plus actual earnings thereon is based on years of continuous service. A participant is 20% vested after three years of service, 40% vested after four years and 100% vested after five years of credited service.

Investment Options

Upon enrollment in the Plan, a participant may direct contributions in 10% increments to any of four investment options as follows:

                                                                   Number of Participants
                                                                        December 31
      Name of Fund           Description of Fund                     1995           1994
Daily Dividend Trust Fund    Funds are invested in money
                             market instruments                        42             41

Income Fund                  Funds are invested in a diversified
                             portfolio of fixed-income securities      71             72

Growth and Income Fund       Funds are invested primarily in
                             common stocks                            135            132

Eastern Common Stock Fund    Funds are invested in Common
                             Stock of The Eastern Company              71             69


Participants may elect to change their investment options quarterly.

                                   -22-

<PAGE 23>
Participant Loans

Participants may borrow from their fund accounts a minimum of $1,000 up to a maximum of $50,000 or 50% of their account balance. Loan transactions are treated as a transfer from (to) the investment fund to (from) the loan fund. Loan terms range from 1-5 years or up to 10 years for the purchase of a primary residence. The loans are secured by the balance in the participant's account and bear interest at the prime rate (as published in the Wall Street Journal) plus one percent, or such other rate as may be determined by the Plan Administrator to be a reasonable rate of interest.

Payment of Benefits

On termination of service, a participant may receive a lump-sum amount equal to the vested value of his or her account, or upon death, the participant's beneficiary may elect to receive annual installments over a two-year period. The amount of assets allocated but not yet paid to participants who have withdrawn from the Plan as of December 31, 1994 is $4,826 (none as of December 31, 1995).

Plan Termination

Although it has not expressed any intent to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA. In the event of Plan termination, participants will become 100 percent vested in their accounts.

2. Significant Accounting Policies

The preparation of the accompanying financial statements requires the use of estimates. Actual results could differ from those estimates.

Investments in mutual funds and the Company's Common Stock are stated at fair value as estimated by reference to quoted market prices.

Administrative expenses of the Plan are paid by the Company.

3. Investments

Plan investments that represent 5 percent or more of the Plan's assets are as follows:

                                                               December 31
                                                           1995           1994
      Mutual funds:
            Daily Dividend Trust Fund                  $  57,635     $   6,626
            Income Fund                                   92,640        30,902
            Growth and Income Fund                       382,333       110,674
      The Eastern Company Common Stock                    83,080        31,179
                                                       ---------     ---------
                                                       $ 615,688     $ 199,381
                                                       =========     =========


The Plan's investments appreciated (depreciated) in value as follows:

                                                               December 31
                                                           1995           1994
      Mutual funds Stock                               $  56,487    $  (6,253)
      The Eastern Company Common Stock                    (6,811)      (2,710)
                                                       ---------    ---------
                                                       $  49,676    $  (8,963)
                                                       =========    =========

                                     -23-

<PAGE 24>

4. Income Tax Status

The Plan is qualified under the applicable section of the Internal Revenue Code and, as such, is not subject to income tax under present tax laws. The Plan Administrator is not aware of any course of action or series of events that have occurred which might adversely affect the Plan's qualified status.

5. Transactions with Parties-in-Interest

The Eastern Common Stock Fund is one of the available investment options within the Plan. This fund invests in the Common Stock of The Eastern Company. At December 31, 1995 and 1994, the Plan owned 6,782 shares valued at $83,080 and 2,398 shares valued at $31,179, respectively.


           --------------------------------------------------------

                              SUPPLEMENTAL SCHEDULE


Schedule of Investments

                                       Balance Held at Close        Value of
                                       of Period.  Number of      Each Item at
                                       Shares-Principal Amount       Close of
Name of Issuer and Title of Issue      of Bonds and Notes             Period

December 31, 1995


Putnam-Daily Dividend Trust Fund          57,635.190 Units          $ 57,635
Putnam-Income Fund                        12,866.710 Units            92,640
Putnam-Growth and Income Fund             23,806.547 Units           382,333
New England Securities-Money Market Fund  10,269.000 Units            10,269
The Eastern Company-Common Stock           6,782 Shares               83,080
Participant Loans                                                      5,337
                                                                    --------
                                                                    $631,294
                                                                    ========


December 31, 1994


Putnam-Daily Dividend Trust Fund          26,626.010 Units          $ 26,626
Putnam-Income Fund                         4,791.081 Units            30,902
Putnam-Growth and Income Fund              8,762.786 Units           110,674
The Eastern Company-Common Stock           2,398 Shares               31,179
                                                                    --------
                                                                    $199,381
                                                                    ========

<PAGE 25>

Exhibit 11 -- Statement Re: Computation of Per Share Earnings

                                    Fiscal Year Ended
                                            December 30          December 31          January 1
                                               1995                 1994                1994
PRIMARY

Average shares outstanding                  2,771,840            2,771,842            2,748,312

Net effect of dilutive stock options--
  based on the treasury stock method
  using average market price                   41,737               59,985               44,958
                                            ---------            ---------            ---------
Total                                       2,813,577            2,831,827            2,793,270
                                            =========            =========            =========

Income From
   Continuing Operations                 $  2,747,142         $  2,437,401         $  2,830,131
                                         ============         ============         ============

Net Income                               $  2,490,498         $  2,642,740         $  2,766,449
                                         ============         ============         ============

Income From Continuing
   Operations per Share                         $0.98                $0.86                $1.01
                                                =====                =====                =====

Net Income per Share                            $0.89                $0.93                $0.99
                                                =====                =====                =====

Fully Diluted

Average shares outstanding                  2,771,840            2,771,842            2,748,312

Net effect of dilutive stock options--
  based on the treasury stock method
  using the year-end market price, if
  higher than average market price             41,737               59,985               44,958
                                            ---------            ---------            ---------
Total                                       2,813,577            2,831,827            2,793,270
                                            =========            =========            =========

Income From
   Continuing Operations                 $  2,747,142         $  2,437,401         $  2,830,131
                                         ============         ============         ============

Net Income                               $  2,490,498         $  2,642,740         $  2,766,449
                                         ============         ============         ============

Income From Continuing
   Operations per Share                         $0.98                $0.86                $1.01
                                                =====                =====                =====

Net Income per Share                            $0.89                $0.93                $0.99
                                                =====                =====                =====

<PAGE 26>


                     (THIS PAGE INTENTIONALLY LEFT BLANK)

<PAGE 27>

The Eastern Company

Annual Report 1995

                          [FRONT COVER]

The cover illustration depicts the locking hardware used on the rear doors of tractor trailers that we see every day on our nation's highways. This locking device is indicative of The Eastern Company's many security product lines.


The Eastern Company is a 138-year-old manufacturer of locks and security hardware engineered for use in industry and underground mining.
In 1995, The Eastern Company completed its fifty-fifth year of uninterrupted dividend payments.

The mission of The Eastern Company is to become a world class leader by designing, manufacturing, and marketing a wide range of locking devices, fasteners, and specialty hardware to meet the security needs of industrial customers.

<PAGE 28>

                          [INSIDE FRONT COVER]


Financial Highlights
                                                 1995             1994*
Sales                                        $59,351,783      $58,380,982
Income Before Tax from Continuing Operation    4,274,623        3,865,383
Net Income (Loss):
 Continuing Operations                         2,747,142        2,437,401
 Discontinued Operations                        (256,644)         205,339
 Total                                         2,490,498        2,642,740
Income (Loss) Per Share:
 Continuing Operations                               .99              .88
 Discontinued Operations                            (.09)             .07
 Total                                               .90              .95
Dividends Per Share                                  .46              .46
Book Value Per Share                               10.75            10.77
Working Capital Per Share                           6.22             6.43
Current Ratio                                  3.92 to 1        3.54 to 1
Capital Expenditures                           3,319,663        2,849,926
Depreciation and Amortization                  2,628,319        2,452,598
Return on Shareholders' Equity                        8%               9%
Number of Employees                                  489              485
Number of Stockholders                               731              765


Per share data based on the weighted average number of outstanding shares during each year.

* Resclassified to reflect discontinued operations.

                                     -28-

<PAGE 29>

Cash Dividends Rates and Stock Splits 1995-1967

1992 - 9.5% increase
1991 - 12.5% increase, 50% stock dividend
1988 - 12% increase, 2 for 1 split
1987 - $1.00 year-end extra
1984 - 43% increase
1982 - 50% decrease
1979 - 11% increase
1977 - 14% increase, 3 for 2 split
1976 - 27% increase, plus 20 cent year-end extra
1975 - 30 cent year-end extra
1974 - 25% increase, plus 11 cent year-end extra
1973 - 10% increase, 5 for 4 split
1972 - 4% increase
1970 - 3% increase, 3 for 2 split
1967 - 17% increase


                      [GRAPH IN TABULAR FORM]

 SALES
  (in millions of dollars)

    1991        1992        1993*       1994*       1995
  -------     -------     -------     -------     -------
  $56,642     $60,060     $52,546     $58,381     $59,352

   *Reclassified to reflect discontinued operation


                     [GRAPH IN TABULAR FORM]
 EARNINGS
  (per share)

    1991        1992*       1993        1994         1995
    ----        ----        ----        ----         ----
    1.01        1.10        1.01         .95          .90

 *Total per share earnings excluding cumulative effects of accounting changes.



                     [GRAPH IN TABULAR FORM]

 ANNUAL DIVIDENDS
  (per share)

    1991        1992         1993         1994          1995
    ----        ----         ----         ----          ----
     .42         .45          .46          .46           .46


                    [GRAPH IN TABULAR  FORM]

 Shareholders' Equity
  (per share)

   1991         1992         1993        1994           1995
   ----         ----         ----        ----           ----
   9.59         9.77        10.33       10.77          10.75


                           Page 1 of Annual Report

<PAGE 30>

The Eastern Company serves the security needs of industrial customers by designing, manufacturing and marketing a wide range of locking devices, fasteners and industrial hardware.

Earnings from 1995 were $2,490,000 or $.90 per share on sales of $59,352,000 compared to 1994 earnings of $2,643,000 or $.95 per share on sales of $58,381,000. Earnings from continuing operations excluding the sale of our Thompson division were $.99 per share in 1995 versus $.88 per share the previous year.

Eastern's strong balance sheet enables us to invest for the future. During the year we invested $3,320,000 to update machinery, tools and introduce new production equipment to meet the changing requirements of our customers.
We also purchased a small Canadian manufacturer of contract stamping hardware servicing the appliance industry. These assets were integrated into our Eberhard Ltd. facility giving this location a broader base for growth. A new subsidiary in Mexico, which initially will operate as a stocking distributor for many of our security products, was also opened. Although the fall in the peso has affected the startup of this operation, we feel this market has good potential for growth.

Dividend pay-ments of $1,276,000 extended Eastern's uninterrupted quarterly dividend pay-out to fifty-five years. We purchased 90,000 shares of our own stock for the treasury during the year which is recognized as a tax effcient way for passing benefits on to shareholders. Historically, much of Eastern's stock has been owned by individual shareholders who generally tend to be long-term investors. To encourage this trend, we introduced an Open Availability plan that is a cost effective way for potential investors to purchase their initial shares of Company stock.

Eastern's manufacturing facilities are geared to respond quickly and effciently to the changing requirements in the many markets where we compete. Since our primary focus at each operation is mechanical security products, we capitalize on the transfer of technology between our seven locations.


                                               Russell G. McMillen, Chairman


                            Page 2 of Annual Report

<PAGE 31>

The truck/trailer market is primarily serviced through Eberhard and Eberhard Ltd. They manufacture a variety of security products designed to withstand severe operating conditions. This market remained strong for most of the year but is forecasted to turn down in 1996. To help off-set the cyclical nature of the business new products continue to be developed for light trucks (both commercial and governmental), cabinets and other industrial markets. We expect these businesses to perform well in 1996.

The underground mining industry, a major user for the engineered fasteners produced at our Frazer & Jones division, continued to erode as more under-ground coal mines were closed. New contract casting business, obtained from other areas such as construction, utility and industrial, contributed overall to a year-to-year improvement. Further deterioration is predicted in the fastener business. Although additional new business is in the pipeline, Frazer & Jones' short-term performance will be weak.

Industrial markets are a major outlet for a variety of product offerings from Illinois Lock, CCL and World Lock. A number of new accounts in cabinets, light vehicle, electronic, luggage and other industries helped contribute to the year's improvement. During the year we strengthened our sales, quality control and manufacturing departments to further support our efforts in the development of new business.

The first quarter of 1996, as previously announced, is expected to be down.
As more projects become tooled, we anticipate a recovery will begin during the second quarter. The markets we now serve as well as those which we have targeted will continue to require engineered solutions to meet these new customer requirements. Our group of security product companies are positioned to meet the challenges for profitable growth. Additional growth can be supported through leveraging our balance sheet. Consistent with this objective, we have increased our efforts in search of strategic acquisitions to our group of companies.

Again this year, we wish to thank our employees and directors for their continued contribution and support.



                      Stedman G. Sweet, President and Chief Executive Officer


                            Page 3 of Annual Report

<PAGE 32>

The Eastern Company 1995

Locks and other security hardware, designed and manufactured at Eastern's seven plant locations are marketed to industrial end-users. By design, Eastern targets medium-to-lower quantity users versus large volume and price-sensitive markets. Even though each division has its own engineering and manufacturing specialty, certain locks are now produced at more than one location. This flexibility is increasingly important as the demand for these products becomes worldwide.

Probably the most well known lock of all time is the padlock. Although used for centuries without any basic changes, modern day padlocks now come in all sizes, shapes, degrees of ruggedness and security levels. The traditional padlock is key activated. A recent variation is the combination (or keyless) padlock which provides an alternative to the problems of lost or stolen keys. Eastern makes both keyed and keyless padlocks. Our Sesamee(R) and Prestolock(R) brand names are well known to the industrial and distributor markets. Eastern has introduced its combination locks to the growing soft luggage industry and recently, the first keyless padlock which restricts unauthorized access to the triggers of rifles and handguns.



                             Page 4 of Annual Report

<PAGE 33>

        [PHOTO OF KEYLESS COMBINATION PADLOCKS SECURING SOFT LUGGAGE]

Securing soft luggage is a typical end-use example of The Eastern Company's broad line of combination padlocks. These locks offer an alternative from the key type which carries with it the age-old problem of lost or stolen keys.


                             Page 5 of Annual Report

<PAGE 34>

                  [PHOTO OF CASINO & SLOT MACHINE]

The Eastern Company supplies many different types of high security locks used by the gaming industry. A slot machine, roulette or blackjack table can require up to six locks each.

                            Page 6 of Annual Report

<PAGE 35>

In today's society, the need for high security becomes extremely important wherever vast amounts of cash are stored. Two markets that The Eastern Company serves are good examples, namely the gaming and the vending machine industries. Providing security for gaming equipment, as well as for the cabinets and drawers at these gambling establishments, presents our engineers with an ongoing challenge. This is due to the constant requirement to re-evaluate and upgrade security levels to stay one step ahead of the ever-proficient criminal element.

Today's vending machines are dispensing an ever-growing selection of items. With this growth comes a need for newer and better locks to provide easier and more efficient access by the servicing operator. These locks must also withstand rough handling and tampering while providing different security levels. A related end-use application for Eastern's locks are the coin boxes used on public accessed copying machines, juke boxes, and laundromat equipment. Our unique triple bitted key DUO(R) lock is used in both the gaming and vending industry.

Another security product Eastern produces is a line of custom fasteners which serve as the critical anchoring device used with roof support systems in underground coal mines. Continual product design and testing, as well as a commitment to automated equipment have all contributed to us being the dominant producer of these fasteners to this small specialty market. Our greatly increased production capacity at this facility has recently enabled us to enter into the contract casting business to produce high-volume parts for several other customers.


                          Page 7 of Annual Report

<PAGE 36>

The requirements for latches and other security hardware by the industrial sector are so diverse that a broad product line is needed to serve this market. Some of Eastern's closure devices must be slammed to engage; others are dead bolt; some are actuated by pulling; others by pushing or twisting; some latches secure access doors; others clamp two objects together. All of this security hardware must provide a locking function when required. Typical industrial applications for these latches, handles, and hinges are electrical, telecommunications, food service equipment and machinery housings, and medical and test instrumentation.

For decades The Eastern Company has been a leading designer and producer of security hardware for the truck body industry. Typical hardware use ranges from the commonly seen vertical locking bars on the rear doors of tractor trailers to the custom handles and flush locks for tool compartments on utility trucks.

In the past decade, the office environment has experienced an increased demand for newer and better locking functions and levels of security. Most electronic equipment now requires a broad range of locks from the small postage meter to a sophisticated piece of peripheral equipment. Eastern produces a wide variety of cam locks for office furniture such as steel or wood file cabinets and drawers. Other users of these specialty locks are laboratories, universities, and hospitals where greater security is needed to deny access to confidential records and medications.

                          Page 8 of Annual Report

<PAGE 37>
                           [PHOTO OF COMPUTER]

The growing demand for security in the office place is never ending. Whether it be for locking electronic equipment, cabinets, desks or file drawers, a broad spectrum of locks are required. The Eastern Company provides all these locks from the simple key-activated cam lock for a desk drawer to a high-security DUO(R) lock to deny unauthorized access to computer files.


                            Page 9 of Annual Report

<PAGE 38>

Financial Statements

Consolidated Balance Sheets

December 30, 1995 and December 31, 1994


                                                      1995            1994
ASSETS
Current Assets
  Cash and cash equivalents                        $ 1,521,361    $ 2,610,244
  Accounts receivable, less allowances of
  $501,000 in 1995 and $330,000 in 1994              7,810,742      9,665,164
  Land held for sale                                                1,018,111
  Inventories:  Raw materials and component parts    5,467,095      4,286,546
    Work in process                                  2,617,431      1,670,603
    Finished goods                                   3,708,350      3,573,397
                                                    ----------     ----------
                                                    11,792,876      9,530,546

  Prepaid expenses                                   1,311,732      1,357,262
  Deferred income taxes                                698,600        664,600
                                                    ----------     ----------
Total Current Assets                                23,135,311     24,845,927

Property, Plant and Equipment
  Land                                                 228,091        227,787
  Buildings                                          3,743,154      3,700,951
  Machinery and equipment                           21,119,431     20,021,797
  Accumulated depreciation (deduction)             (11,405,013)   (10,996,773)
                                                    ----------     ----------
                                                    13,685,663     12,953,762
Other Assets
  Goodwill, less accumulated amortization of
   $35,861 in 1995 and $80,680 in 1994                  29,251         79,630
  Patents, licenses and trademarks,
  less accumulated amortization of
  $454,061 in 1995 and $354,396 in 1994              1,012,463      1,045,106
  Prepaid pension cost                               3,069,066      2,958,362
  Other assets                                         158,345          _
                                                     4,269,125      4,083,098
                                                    ----------     ----------
                                                   $41,090,099    $41,882,787
                                                    ==========     ==========
Liabilities and shareholders' equity
Current Liabilities
  Accounts payable                                 $ 3,004,297    $ 3,239,241
  Accrued compensation and withholdings                908,297        935,417
  Accrued expenses                                     863,749        377,322
  Short-term borrowings                              1,000,000      1,400,000
  Current portion of long-term debt                    119,313      1,060,000
Total Current Liabilities                            5,895,656      7,011,980
Deferred income taxes                                2,237,900      1,939,200
Long-term debt                                         339,856        240,000
Accrued postretirement benefits                      2,810,003      2,848,150
Shareholders' Equity
  Voting Preferred Stock, no par value:
  Authorized and unissued: 1,000,000 shares
  Nonvoting Preferred Stock, no par value:
  Authorized and unissued: 1,000,000 shares
  Common Stock, no par value:
   Authorized: 25,000,000 shares
   Issued: 2,696,284 shares in 1995 and
   2,775,085 shares in 1994; excluding
   610,987 shares in 1995 and 520,936 shares
   in 1994 held in treasury                          8,017,738      9,009,392
  Retained earnings                                 22,127,407     20,912,486
  Accumulated translation adjustments (deduction)     (338,461)       (78,421)
                                                   -----------     ----------
Total Shareholders' Equity                          29,806,684     29,843,457
                                                   -----------     ----------
                                                   $41,090,099    $41,882,787
                                                   ===========    ===========

See notes to consolidated financial statements.


                                  Page 10 of Annual Report

<PAGE 39>
Financial Statements

Consolidated Statements of Income

Fiscal Years Ended December 30, 1995, December 31, 1994 and January 1, 1994


                                       1995            1994            1993
Net Sales                         $ 59,351,783    $ 58,380,982    $ 52,545,779
Other income                           274,054         242,472         487,572
                                   -----------     -----------     -----------
                                    59,625,837      58,623,454      53,033,351
Costs and expenses:
  Cost of products sold             45,236,910      44,739,987      39,242,144
  Selling and administrative        10,041,833       9,920,911       9,182,713
  Interest                              72,471          97,173         144,478
                                   -----------     -----------     -----------
                                    55,351,214      54,758,071      48,569,335
Income before income taxes from
        continuing operations        4,274,623       3,865,383       4,464,016

Income taxes                         1,527,481       1,427,982       1,633,885
                                   -----------     -----------     -----------
Income from continuing operations    2,747,142       2,437,401       2,830,131

Discontinued operations:
 (Loss) income from operations
  of discontinued segment,
  net of (income tax credit)
  income taxes of $(63,300) in
  1995, $108,700 in 1994 and
  $(13,500) in 1993                  (173,582)         205,339         (63,682)
  Loss on disposal of
  discontinued segment,
  net of (income tax credit)
  of $(1,400)                         (83,062)               _               _
                                  -----------      -----------     -----------
Net Income                        $ 2,490,498      $ 2,642,740     $ 2,766,449
                                  ===========      ===========     ===========
Per Share Data:
  Income from continuing
  operations                           $  .99           $  .88          $ 1.03
  Discontinued operations                (.09)             .07            (.02)
                                       ------           ------          ------
  Net Income                           $  .90           $  .95          $ 1.01
                                       ======           ======          ======

See notes to consolidated financial statements.



                              Page 11 of Annual Report

<PAGE 40>

Financial Statements

Consolidated Statements of Shareholders' Equity

Fiscal Years Ended December 30, 1995, December 31, 1994 and January 1, 1994


                                                                  Accumulated
                                      Common     Retained         Translation
                                      Stock      Earnings          Adjustments
Balances at January 2, 1993         $8,838,495     $18,043,744      $ 43,911
  Net income                                 _       2,766,449             _
  Cash dividends declared, $.46
  per share                                  _      (1,264,538)            _
  Purchase of 5,272 shares of
  Common Stock
  for treasury                         (70,172)              _             _
  Issuance of 11,320 shares of
  Common Stock
  upon the exercise of stock
  options                              104,798               _             _
  Currency translation adjustment            _               _       (79,630)
                                   -----------     -----------       -------
Balances at January 1, 1994          8,873,121      19,545,655       (35,719)
  Net income                                 _       2,642,740             _
  Cash dividends declared,
  $.46 per share                             _      (1,275,909)            _
  Purchase of 12,620 shares
  of Common Stock
  for treasury                        (202,042)              _             _
  Issuance of 37,037 shares of
  Common Stock upon the exercise
  of stock options                     338,313               _             _
  Currency translation adjustment            _               _       (42,702)
                                   -----------     -----------       -------
Balances at December 31, 1994        9,009,392      20,912,486       (78,421)
  Net income                                 _       2,490,498             _
  Cash dividends declared,
  $.46 per share                             _      (1,275,577)            _
  Purchase of 90,051 shares
  of Common Stock for treasury      (1,096,164)              _             _
  Issuance of 11,250 shares
  of Common Stock
  upon the exercise of stock
  options                              104,510               _             _
  Currency translation adjustment            _               _      (260,040)
                                   -----------     -----------     ---------
Balances at December 30, 1995       $8,017,738     $22,127,407     $(338,461)

( ) Deduction.

See notes to consolidated financial statements.


                            Page 12 of Annual Report

                                       -40-
<PAGE 41>

Financial Statements

Consolidated Statements of Cash Flows

Fiscal Years Ended December 30, 1995, December 31, 1994 and January 1, 1994







                                                            1995             1994              1993
                                                                                        < C>
OPERATING ACTIVITIES
Net Income                                               $ 2,490,498     $ 2,642,740    $ 2,766,449
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                           2,628,319       2,452,598      2,322,396
   Loss on sales of equipment and other assets                 5,580          21,688            218
   Provision for doubtful accounts                           261,687         120,000        114,988
   Deferred income taxes                                     264,700         710,000        472,200
   Changes in operating assets and liabilities:
    Accounts receivable                                    1,573,707      (1,504,405)      (242,542)
    Inventories                                           (2,280,056)      1,623,872       (558,764)
    Prepaid expenses                                       1,059,465        (717,224)      (162,198)
    Prepaid pension cost                                    (110,704)       (381,704)      (729,376)
    Other assets                                            (217,508)       (167,758)      (213,273)
    Accounts payable                                        (208,235)        652,333       (763,065)
    Accrued expenses                                         237,120      (1,671,133)       177,036
                                                          ----------     -----------     ----------
Net cash provided by operating activities                  5,704,573       3,781,007      3,184,069

INVESTING ACTIVITIES
Purchases of property, plant and equipment                (3,319,663)     (2,849,926)    (1,445,765)
Proceeds from sales of equipment and other assets             69,559           3,600          2,504
Net cash used by investing activities                     (3,250,104)     (2,846,326)    (1,443,261)
Financing Activities
Proceeds from line of credit                               1,000,000       2,000,000              _
Payments on line of credit                                (1,400,000)       (600,000)             _
Proceeds from issuance of long-term debt                     210,468               _              _
Principal payments on long-term debt                      (1,060,000)     (1,060,000)    (1,000,000)
Proceeds from sales of Common Stock                          104,510         338,313        104,798
Purchases of Common Stock for treasury                    (1,096,164)       (202,042)       (70,172)
Dividends paid                                            (1,275,577)     (1,275,909)    (1,264,538)
                                                          ----------      ----------     ----------
Net cash used by financing activities                     (3,516,763)       (799,638)    (2,229,912)
Effect of exchange rate changes on cash                      (26,589)         (4,797)       (15,635)
                                                          ----------      ----------     ----------
Net (decrease) increase in cash and cash equivalents      (1,088,883)        130,246       (504,739)
Cash and cash equivalents at beginning of year             2,610,244       2,479,998      2,984,737
                                                          ----------      ----------     ----------
Cash and cash equivalents at end of year                 $ 1,521,361     $ 2,610,244    $ 2,479,998
                                                          ==========      ==========     ==========






See notes to consolidated financial statements.


                              Page 13 of Annual Report


                                        -41-
<PAGE 42>

Financial Statements

Notes to Consolidated Financial Statements

December 30, 1995, December 31,1994 and January 1, 1994

1. Continuing Operations

The continuing operations of The Eastern Company (the Company) consist of a single business segment security products. Security products are used to close, lock or support equipment used in the industrial, transportation or mining industries. Sales are made to customers primarily in North America. Ongoing credit evaluations are made of customers for which collateral is generally not required. Allowances for credit losses are provided; such losses have been within management's expectations.

2. Discontinued Operations

In August 1995, under a plan adopted in July 1995, the Company sold the business and substantially all assets (customer list, property and inventories) of its construction segment; the Company retained accounts receivable. At December 30, 1995 accounts receivable include $582,627 related to the discontinued construction segment. Statements of income for periods prior to August 1995 have been reclassified to reflect the discontinuance of this segment.

The consolidated balance sheet as of December 31, 1994 includes the accounts of the construction segment. As of that date total assets of the construction segment were $2,944,000, of which $2,752,000 were classified as current; and liabilities were $858,000, substantially all of which were classified as current. Net sales of the construction segment were $3,400,389 in 1995, $7,640,141 in 1994 and $7,171,645 in 1993.

3. Accounting Policies

Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fiscal Year

The Company's year ends on the Saturday nearest to December 31.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all wholly owned. All intercompany accounts and transactions are eliminated.

Foreign Currency Translation

For foreign operations, balance sheet accounts are translated at the current year-end exchange rate; income statement accounts are translated at the average exchange rate for the year. Resulting translation adjustments are made directly to a separate component of shareholders' equity _ "accumulated translation adjustments". Foreign currency exchange gains and losses are not material in any year.

Cash Equivalents

Highly liquid investments purchased with a maturity of three months or less are considered cash equivalents.

Inventories

Inventories are valued generally at the lower of cost, determined by the last-in, first-out (LIFO) method, or market. Current cost exceeded the LIFO carrying value by approximately $2,997,656 at December 30, 1995 and $2,783,772 at December 31, 1994.

Property, Plant and Equipment and Related Depreciation
Property, plant and equipment are stated on the basis of cost. Depreciation ($2,358,722 in 1995, $2,211,561 in 1994 and $2,113,112 in 1993) is generally computed using the straight-line method based on the estimated useful lives of the assets.

Intangibles

Patents are amortized using the straight-line method over the lives of the patents. Licenses are generally amortized on a straight-line basis over periods of five to 17 years. Goodwill is being amortized over periods from five to 20 years.

Product Development Costs

Product development costs, charged to expense as incurred, were $353,425 in 1995, $371,575 in 1994 and $495,914 in 1993.

Per Share Data

Per share data of Common Stock is based on the weighted average number of shares outstanding during each year. Common Stock equivalents (stock options) did not have a materially dilutive effect on net income per share for any year presented.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were $525,850 in 1995, $600,916 in 1994 and $455,768 in 1993.



                         Page 14 of Annual Report

<PAGE 43>

4. Contingency

In 1995, the Environmental Protection Agency appealed the 1994 dismissal of its complaints against the Company relating to environmental matters. Management believes, based on the available facts and the advice of legal counsel, that the future cost associated with this matter will not have a material effect on the Company's financial statements.

5. Dept

Debt consists of:                                                 1995         1994
  Note payable to bank due in quarterly installments of
   $250,000 through October 1, 1995 with interest at the
   prime rate (8.5% at December 31, 1994)                     $      _         $ 1,000,000
  Non-interest bearing note due in yearly installments of
   $60,000 through January 7, 1999                             240,000             300,000
  Non-interest bearing note due in yearly installments of
   $26,673 through June 30, 1997 and a lump-sum
   payment of $65,201 due October 15, 1998                     118,547                   _
  Note payable with an installment of $27,332 due June 30,
   1996 and yearly installments thereafter of $36,645
   due through June 30, 1998 with fixed interest at 11%        100,622                   _
                                                              --------         -----------
                                                               459,169           1,300,000
  Less current portion                                         119,313           1,060,000
                                                              --------         -----------
                                                              $339,856         $   240,000
                                                              ========         ===========


Interest paid was $107,466 in 1995, $136,128 in 1994 and $160,520 in 1993.
The Company has available a $5,000,000 line of credit. Borrowings against the line were $1,000,000 at December 30, 1995; such borrowings bear interest at rates ranging from 7.25% to 7.429%. In connection with this line of credit and the Company's cash management program, compensating balances (approximately $500,000 at December 30, 1995) are required to be maintained.

6. Stock Rights

At December 30, 1995 there were 2,696,284 stock rights outstanding. Each right may be exercised to purchase one share of the Company's Common Stock at an exercise price of $35, subject to adjustment to prevent dilution. The rights generally become exercisable ten days after an individual or group acquires 10% of the Company's outstanding common shares or after commencement or announcement of an offer for 10% or more of the Company's Common Stock. The stock rights, which do not have voting privileges, expire on October 15, 2001, and may be redeemed by the Company at a price of $.01 per right at any time prior to their expiration or the acquisition of 10% of the Company's Common Stock. In the event that the Company were acquired in a merger or other business combination transaction, provision shall be made so that each holder of a right shall have the right to receive, upon exercise thereof at the then current exercise price, that number of shares of common stock of the surviving company which at the time of such transaction would have a market value of two times the exercise price of the right.

7. Stock Options

The Company has three incentive stock option plans for officers and other key employees, and nonemployee directors: 1983, 1989, and 1995. Under the 1983 and 1989 plans, options may be granted to the participants to purchase shares of Common Stock at prices not less than 100% of the fair market value of the stock on the dates the options are granted. Under the 1995 plan, options may be granted to the participants to purchase shares of Common Stock with restrictions at prices determined by the Incentive Compensation Committee of the Company's Board of Directors. The Company accounts for the aforementioned plans under the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees.


                              Page 15 of Annual Report

<PAGE 44>

Financial Statements

Notes to Cosolidated Financial Statements

7. Stock Options (continued)

At December 30, 1995, 40,590 shares of the Company's unissued Common Stock were reserved for options under its 1983 Incentive Stock Option Plan. Changes in stock options under this plan follow:





                                                            Options               Purchase Price
                                                   1995       1994      1993         Per Share
                                                  -------    -------   -------    --------------
 Outstanding at beginning of year                  59,840     87,610    99,750
 Exercised                                        (11,250)   (19,770)   (6,140)    $9.08-$9.375
 Forfeited                                         (8,000)    (8,000)   (6,000)
                                                   ------     ------    ------
 Outstanding at end of year                        40,590     59,840    87,610
                                                   ======     ======    ======
 Exercisable at end of year:
  At $9.08                                         13,950     17,200    36,150
  At $9.375                                        26,640     34,820    31,820
 Unexercisable at end of year:
  At $9.375                                             _      7,820    19,640




At December 30, 1995, 180,803 shares of the Company's unissued Common Stock were reserved for options under its 1989 Incentive Stock Option Plan. Changes in stock options under this plan follow:



                                                            Options               Purchase Price
                                                    1995       1994      1993       Per Share
                                                   -------    -------   -------   --------------
 Outstanding at beginning of year                  124,203    141,470   135,400
 Granted                                                 _          _    11,250     $12.50
 Exercised                                               _    (17,267)   (5,180)
 Outstanding at end of year                        -------    -------   -------
                                                   124,203    124,203   141,470
                                                   =======    =======   =======
 Exercisable at end of year:
  At $9.08                                          33,750     33,750    45,000
  At $9.375                                         56,703     42,523    34,360
  At $11.00                                         11,250     11,250    11,250
  At $12.25                                         11,250     11,250    11,250
  At $12.50                                         11,250     11,250    11,250
 Unexercisable at end of year:
  At $9.375                                              _     14,180    28,360





An option for 11,250 shares was granted in 1993 to a non-employee director at a price of $12.50 per share.

At December 30, 1995, 250,000 shares of the Company's unissued Common Stock were reserved for options under its 1995 Incentive Stock Option Plan. At December 30, 1995, no options had been granted under this plan.



                            Page 16 of Annual Report

<PAGE 45>

8. Income Taxes

Deferred income taxes are provided on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and those for income tax purposes. Deferred income tax liabilities (assets) relate to:

                                               1995           1994          1993
Property, plant and equipment              $ 1,883,200    $ 1,901,900   $ 1,865,300
Pension accruals                             1,470,400      1,192,100     1,028,100
Other                                          146,500        199,800        58,200
                                           -----------    -----------   -----------
 Total deferred income tax liabilities       3,500,100      3,293,800     2,951,600

Other postretirement benefits               (1,104,300)    (1,147,800)   (1,126,900)
Inventories                                   (208,400)      (308,100)     (348,200)
Allowance for doubtful accounts               (229,700)      (121,700)     (133,900)
Accrued compensation                          (253,100)      (217,400)     (209,700)
Other                                         (165,300)      (224,200)     (568,300)
                                           -----------    -----------   -----------
 Total deferred income tax assets           (1,960,800)    (2,019,200)   (2,387,000)
                                           -----------    -----------   -----------
Net deferred income tax liabilities        $ 1,539,300    $ 1,274,600   $   564,600
                                           ===========    ===========   ===========

Income before income taxes
from continuing operations consists of:        1995           1994          1993

 Domestic                                  $ 4,089,932    $ 3,636,179   $ 4,194,754
 Foreign                                       184,691        229,204       269,262
                                           -----------    -----------   -----------
 Total                                     $ 4,274,623    $ 3,865,383   $ 4,464,016
                                           ===========    ===========   ===========

Income taxes (benefit) follow:                 1995           1994          1993
Current:
  Federal                                  $ 1,011,900      $ 590,100   $ 1,006,600
  Foreign                                       49,681          5,182        92,385
  State                                        122,600        107,800       132,300
 Deferred                                      343,300        724,900       402,600
                                           -----------    -----------   -----------
                                           $ 1,527,481    $ 1,427,982   $ 1,633,885
                                           ===========    ===========   ===========

A reconciliation of income taxes computed using the U.S. federal statutory rates to those reflected in continuing operations follows:

                                                   1995                   1994                 1993
                                                  Amount      %          Amount   %       Amount      %
 Income taxes using U.S. federal
 statutory rates                              $ 1,453,400   34%   $ 1,314,100   34%   $ 1,517,800   34%
 State income taxes, net of federal benefit        75,500    2        153,700    4        135,300    3
 Other-net                                         (1,419)   _        (39,818)  (1)       (19,215)   _
                                              -----------   ---   -----------   ---   -----------   ---
                                              $ 1,527,481   36%   $ 1,427,982   37%   $ 1,633,885   37%
                                              ===========   ===   ===========   ===   ===========

Total income taxes paid were $955,398 in 1995, $1,556,664 in 1994 and $987,029 in 1993.

United States income taxes have not been provided on the undistributed earnings of foreign subsidiaries ($1,752,889 at December 30, 1995) because such earnings are intended to be reinvested abroad indefinitely or repatriated only when substantially free of such taxes.


                            Page 17 of Annual Report

<PAGE 46>

Financial Statements

Notes to Consolidated Financial Statements

9. Leases

The Company leases certain equipment and buildings under operating lease arrangements. Certain leases contain renewal options for periods ranging from one to ten years.

Future minimum payments under operating leases with initial or remaining terms in excess of one year during each of the next five years follow:

          1996         $ 262,307
          1997           265,246
          1998           267,795
          1999           271,564
          2000           271,683
                     $ 1,338,595

Rent expense for all operating leases was $259,379 in 1995, $241,695 in 1994 and $239,002 in 1993.

10. Employee Retirement Benefits

The Company has noncontributory defined benefit pension plans covering most U.S. employees. Plan benefits are generally based upon age at retirement, years of service and, for its salaried plan, the level of compensation. The Company funds the annual contributions required by applicable regulations. The Company also sponsors an unfunded nonqualified supplemental retirement plan that provides an officer with benefits in excess of limits imposed by federal tax law. U.S. salaried employees and most employees of the Company's Canadian subsidiary are covered by defined contribution plans.

A summary of the components of income under the Company's employee retirement benefit plans follows:


                                                           1995            1994         1993
 Service cost_benefits earned during the period        $  548,618      $  574,369   $  488,836
 Interest cost on projected benefit obligation          1,603,636       1,599,953    1,517,379
 Actual return on plan assets                          (2,206,195)     (1,966,649)  (1,684,987)
 Net amortization and deferral                           (152,746)       (486,695)    (661,885)
 Defined contribution plans expense                        58,421          31,755        1,822
 Supplemental retirement plan expense                      46,403          45,038            _
                                                       ----------      ----------   ----------
                                                       $ (101,863)     $ (202,229)  $ (338,835)
                                                       ==========      ==========   ==========

Assumptions used in accounting for pensions were:          1995            1994        1993

 Weighted average discount rates                           7.5%           7.5%         7.5%
 Rates of increase in compensation levels                  4.25%          4.25%        4.25%
 Expected long-term rate of return on assets               8.5%           8.5%         8.5%




                             Page 18 of Annual Report

<PAGE 47>

Based on the latest actuarial information available, the following table sets forth the funded status of the Company's defined benefit plans at September 30:


                                                                 1995            1994
Actuarial present value of benefit obligations:
Vested benefit obligation                                   $ 22,628,034    $ 21,400,700
                                                            ============    ============
Accumulated benefit obligation                              $ 22,954,008    $ 21,592,625
                                                            ============    ============
Projected benefit obligation                                $ 23,630,844    $ 22,224,202
                                                            ============    ============
Plan assets at fair value                                   $ 27,833,156    $ 26,856,298
                                                            ============    ============
Excess of plan assets over projected benefit obligation     $  4,202,312    $  4,632,096
Unrecognized prior service cost                                  183,190         171,920
Unrecognized net loss                                          1,006,400         657,867
Unrecognized transition asset                                 (2,273,250)     (2,503,521)
Adjustment required to recognize intangible pension asset        (49,586)              _
                                                            ------------   -------------
Prepaid pension cost                                        $  3,069,066   $   2,958,362
                                                            ============   =============



All of the plans' assets at December 30, 1995 are invested in listed stocks and bonds and pooled investment funds, including Common Stock of the Company having a market value of $3,518,813 at that date.

11.Postretirement Health Care and Life Insurance Benefits

The Company provides health care and life insurance for substantially all retired salaried employees in the United States.

The status of the Company's postretirement health care and life insurance benefit plans at year-end follows:



                                                                 1995           1994
Accumulated postretirement benefit obligation:
 Retirees                                                    $ 1,757,402    $  2,145,845
 Fully eligible active plan participants                       1,168,567       1,174,875
                                                             -----------     -----------
                                                               2,925,969       3,320,720
 Plan assets at fair value                                       635,288         500,300
                                                             -----------     -----------
Excess of accumulated postretirement benefit obligation
  over plan assets                                             2,290,681       2,820,420
 Unrecognized prior service cost                                 248,856               _
 Unrecognized net gain                                           270,466          27,730
                                                             -----------     -----------
 Accrued postretirement benefits                             $ 2,810,003     $ 2,848,150
Plan assets are invested in a pooled insurance fund.


A summary of the components of postretirement health care and life insurance benefit expense follows:

                                                          1995        1994         1993
Service cost_benefits earned during the period        $  85,932   $  79,442   $  52,135
Interest cost                                           217,668     245,132     224,153
Actual return on plan assets                            (50,907)    (38,505)          _
Net amortization and deferral                           (21,089)          _           _
                                                      ---------   ---------   ---------
Net postretirement benefit expense                    $ 231,604   $ 286,069   $ 276,288
                                                      =========   =========   =========



                              Page 19 of Annual Report

<PAGE 48>

11. Postretirement Health Care and Life Insurance Benefits (continued)
The life insurance cost trend rate is expected to remain at 4.5%. The health care cost trend rate for participants retiring after January 1, 1991 is nil; no increase in that rate is expected because of caps placed on benefits. The health care cost trend rate for participants who retired prior to January 1, 1991 is also nil; that rate is expected to increase to 4.5% in the year 2000. A one percentage point increase in the assumed health care cost trend rate would have increased the accumulated benefit obligation by $225,154 at December 30, 1995 and increased the net periodic postretirement benefit expense for 1995 by $29,084.

A weighted average discount rate of 7.5% was used to determine the accumulated benefit obligation at the end of both 1995 and 1994. A return of 9% on plan assets was used for both 1995 and 1994.

12. Financial Instruments

The carrying values of financial instruments (cash and cash equivalents, accounts receivable, accounts payable, and debt) as of December 30, 1995 approximate fair value. Fair value was based on cash flows and current market conditions.

Report of Ernst & Young LLP, Independent Auditors

Board of Directors
The Eastern Company

We have audited the accompanying consolidated balance sheets of The Eastern Company as of December 30, 1995 and December 31, 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Eastern Company at December 30, 1995 and December 31, 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 30, 1995, in conformity with generally accepted accounting principles.

                                                      ERNST & YOUNG LLP
                                                      -----------------
                                                      ERNST & YOUNG LLP

Hartford, Connecticut
January 31, 1996


                         Page 20 of Annual Report

<PAGE 49>

Financial Statements

1995-1986 Summary OF Operations

Income Statement Items (in thousands)
Year                           1995     1994a      1993a    1992bc     1991     1990a     1989a      1988a    1987    1986ab
Net Sales                    $59,352   $58,381   $52,546  $60,060   $56,642   $61,967   $63,638   $67,016   $63,012  $52,617
Cost of Products Sold         45,237    44,740    39,242   46,079    41,354    46,500    49,366    52,847    47,783   40,978
Depreciation and
Amortization                   2,628     2,453     2,322    2,237     2,208     2,526     2,713     2,549     2,390    2,380
Interest Expense                  72        97       144      220       358       485       614       566       577      459
Income Before Taxes            4,275     3,865     4,464    4,955     6,560     6,213     4,624     5,158     6,019    3,674
Taxes on Income                1,528     1,428     1,634    1,918     2,533     2,539     1,837     1,890     2,678    1,777
Income (Loss):
 Continuing
 Operations                    2,747     2,437     2,830    3,037     4,027     3,674     2,787     3,268     3,341    1,897
 Discontinued
 Operations                     (257)      206       (64)       _    (1,205)   (1,958)   (1,162)     (646)     (450)     (74)
Total                          2,490     2,643     2,766    3,037     2,822     1,716     1,625     2,622     2,891    1,823
Dividends                      1,276     1,276     1,265    1,240     1,178     1,038     1,037     1,035     1,940    1,028

Balance Sheet Items (in thousands)

Year                           1995     1994a     1993a    1992bc     1991     1990a     1989a      1988a    1987    1986ac

Inventory                    $11,793    $9,531   $11,193  $10,680   $10,648    $9,744    $9,704   $11,264   $10,935   $7,017
Working Capital               17,240    17,834    17,708   17,126    15,729    15,723    16,542    15,184    15,317   13,315
Plant Assets Net              13,686    12,954    12,416   13,164    13,838    12,439    11,171    13,079    13,029   11,471
Total Assets                  41,090    41,883    40,459   40,203    38,965    38,730    38,311    38,610    36,313   34,397
Shareholders' Equity          29,807    29,843    28,383   26,926    26,866    25,477    24,855    24,270    23,302   23,424
Capital Expenditures           3,320     2,850     1,446    1,585     3,647     3,889     1,788     3,745     3,852    2,196
Long-Term Obligations            340       240     1,300    2,000     3,000     4,000     5,108     5,206     5,315    4,233
Per Share Data
Year                           1995     1994a     1993a    1992bc     1991     1990a     1989a      1988a    1987    1986ac

Income (Loss)
 Continuing
 Operations                  $   .99      $.88     $1.03    $1.10     $1.44     $1.32     $1.01     $1.15     $1.13     $.61
 Discontinued
 Operations                     (.09)      .07      (.02)        _      (.43)     (.70)     (.42)     (.23)     (.15)    (.02)
Total                        $   .90     $ .95    $ 1.01     $1.10     $1.01     $ .62     $ .59     $ .92     $ .98     $.59
Dividends                        .46       .46       .46       .45      . 42       .37       .37       .36       .66      .33
Shareholders' Equity           10.75     10.77     10.33      9.77      9.59      9.16      8.94      8.51      7.87     7.59
Average Shares Outstanding 2,771,840 2,771,842 2,748,312 2,755,507 2,800,635 2,780,036 2,778,644 2,851,302 2,960,037 3,087,378


a Reclassified to reflect discontinued operations _ Thompson Materials 1994 and 1993; Alloy Foundries Steel 1990 and 1989; Alloy Foundries Malleable Iron
  1988 and Pattin 1986.

b Fiscal Years 1992 and 1986 comprised 53 weeks _ all other years were 52 weeks.

c 1992 excludes the cumulative effect of accounting changes for postretirement benefits and income taxes of $1,475,000 or $.53 per share.



                        Page 21 of Annual Report

                                  -49-
<PAGE 50>

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Income from continuing operations increased 13% in 1995 to $2,747,142 or $.99 per share from $2,437,401 or $.88 per share in 1994. It was down $82,989 or 3% from the $2,830,131 or $1.03 per share earnings level in 1993. Total 1995 net income of $2,490,498 or $.90 per share versus $2,642,740 or $.95 per share in 1994 and $2,766,449 or $1.01 per share in 1993 was down $152,242 or 6% and
$275,951 or 10%, respectively.

Other income in 1995 was $274,054 versus $242,472 in 1994 and $487,572 in
1993. Interest income was slightly higher due to increased invested balances earlier in the year. 1993 income was higher because it was the final year of a six year agreement on which the Company received commissions as a result of the 1987 sale of the Pattin Manufacturing Division.

Cash provided by operating activities of $5,704,573 was sufficient to cover dividends, capital expenditures, payments on debts, the purchase of common stock for Treasury and normal operating needs.

During the third quarter of 1995 the Company announced the sale of substantially all the assets (excluding the accounts receivable) of the construction segment (the Thompson Materials division). The after-tax loss from the discontinued operations was $256,644 or $.09 per share.
1995 net sales of $59,351,783 increased $970,801 or 2% and $6,806,004 or 13%, respectively from the 1994 $58,380,982 and 1993 $52,545,779 levels.
New products and price increases contributing 3.0% and 4.3%, respectively, in increased sales more than offset the 5.8% reduction in volume. New products include the "Prestolock" line of keyless locks, new malleable castings products, a variety of vehicular and industrial cabinetry hardware and hardware components for the appliance industry.

The decline for engineered fasteners for use in the underground mining industry is being replaced by new business being obtained in the construction, utility and industrial markets.

The Company's 1995 total income decreased $152,242 or 6% in spite of higher sales due to the costs of closing the Thompson Materials division and the product mix of continuing operations. The 1995 total income decreased $275,951 or 10% from the 1993 level primarily because of the reduction in other income and the higher cost of products sold due to the change in product mix.
Fourth quarter 1995 earnings from continuing operations were $507,201 or $.18 per share on sales of $13,526,535 versus $703,897 or $.25 per share on sales of $14,744,358 in the fourth quarter of 1994 and $1,248,914 or $.45 per share on sales of $12,805,743 in 1993. The reduced fourth quarter earnings were affected by the higher cost of products sold that were 76.5% in the fourth quarter of 1995 versus 75.0% in the fourth quarter 1994 and 68.8% in the fourth quarter of 1993. This was due to lower sales for the fourth quarter 1995 versus 1994 and the product mix in the fourth quarter of 1995 versus 1994 and 1993 that included a greater portion of lower margin contract castings. Higher selling and administrative costs and lower other income also affected fourth quarter earnings in 1995 versus 1994.

The cost of products sold was 76.2%, 76.6% and 74.7% of net sales for 1995, 1994 and 1993, respectively. The changes in cost of products sold was affected by product mix. Also affecting cost of products sold in 1994 were higher tooling and conversion costs associated with the contract casting business.

The Company continues to seek methods of improving margins by concentrating on profitable products, improving operating efficiencies and broadening product lines to increase sales volume. The Eastern Company's facilities have the capability to respond quickly and efficiently to the changing requirements in the many security products' markets where it competes. For example, despite the truck/trailer market slow down that started in late 1995 and that is expected to extend into 1996, the Company continues to invest in the development of new products. As a result, it has expanded its customer base in light vehicles, electronics, luggage and industrial markets through aggressive marketing. Likewise, the Company, through its continued capital expenditure programs to increase capacity and improve efficiency, has been able to produce within its facilities additional parts and sub-assemblies formerly provided by suppliers. Also, the Company is being more competitive in obtaining added production activity such as increased contract casting business.
During the year, the Company strengthened its sales, quality control and manufacturing departments to provide the flexibility and support to develop new business.

A softening of incoming orders within some key markets was experienced in the second half of 1995. An improvement is expected after a slow start in the first quarter of 1996. Earnings are expected to recover for the full year 1996.

In 1995, research and development costs were $353,425 versus $371,575 in 1994 and $495,914 in 1993. The Company continues to recognize the importance of worthwhile research and development projects. The 1995 expenditures were on projects involving mine roof fasteners and other malleable iron products, transportation and industrial hardware and locking device hardware.


                           Page 22 of Annual Report

<PAGE 51>

The 1995 selling and administrative costs increased $120,922 or 1% from the 1994 level. The 1995 selling and administrative costs increased $859,120 or 9% from the 1993 level. These increases were also due to higher marketing expenses associated with new products and normal cost increases.
Interest costs in 1995 were $72,471 versus $97,173 in 1994 and $144,478 in 1993 representing 25% and 50% decreases, respectively, because of reduced interest rates and lower debt.

The effective income tax rates in 1995, 1994 and 1993 were 36%, 37% and 37%, respectively.

Each year's fourth quarter earnings are affected by year-end adjustments to bring estimated accruals to actual. In 1995 such adjustments for continuing operations had the effect of increasing income by $.15 per share versus $.12 per share in 1994 and $.11 in 1993.

LIQUIDITY AND SOURCES OF CAPITAL

The Company's balance sheet continues to be strong with a ratio of current assets to current liabilities of 3.9 at the end of 1995 compared to 3.5 at the end of 1994. The improvement in the current ratio is due to the sale of the Thompson Materials division and reduction in short-term borrowings. Working capital continues at a healthy level. Accounts receivable decreased $1,854,422 primarily because of the sale of the Thompson Materials division and a slow down in the mine roof fastener market. While collection is more difficult in today's environment, it is under good control. Average day's sales in accounts receivable were 53 and 54 days, respectively, for 1995 and 1994. The allowance for doubtful accounts increased $171,000 in order to provide for potential write offs of retained accounts receivable from the Thompson Materials division sold during the year. The present $501,000 reserve balance adequately provides for potential uncollectable accounts. Inventories increased $2,262,330 and inventory turns in 1995 were 5.5 versus 7.4 in 1994. The inventory increase was due to the build up of the Company's contract castings business, the slow down in the mine roof fastener market and the start up of the Company's Mexican subsidiary, Sesamee Mexicana. Also affecting the inventory turn comparison was the sale of the Thompson Materials division where inventory turns were 14.9 in 1994. Continued efforts are being made to control inventory levels and improve collection of accounts receivable.

During 1995 the Company reduced its short-term line of credit balance to $1 million and made the final payment on the long-term debt to the bank. Also, over 90,000 shares of Company Common Stock were purchased for the Treasury at a cost of approximately $1.1 million.

Current financial resources including anticipated funds from operations as well as the flexibility of short-term borrowing are expected to be adequate to service operating needs, capital additions, debt service and dividends for the next year.

Additions to property, plant and equipment totaled $3,319,663 in 1995 versus $2,849,926 in 1994. In addition to normal replacement of equipment, 1995 capital expenditures included projects at the Company's Eberhard and Frazer and Jones facilities to upgrade and recondition equipment, expand capacity, improve efficiency and satisfy environmental requirements. The 1996 capital expenditures are expected to approximate or be slightly higher than the $2.5 million level of depreciation. Expenditures will be primarily for normal equipment replacement and some carry-over of the Eberhard and Frazer and Jones expanded capacity and improved efficiency projects. The Company feels that funds internally generated and the flexibility of short-term financing should be sufficient to finance the capital expenditure program.

IMPACT OF INFLATION AND CHANGING PRICES

Inflation continues to only moderately affect operating results. Nevertheless, the Company is continually seeking ways to cope with its impact. To the extent permitted by competition, the Company passes on increased costs by increasing sales prices over time. Price increases were 4% in 1995 and 2% in 1994.

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

Approximately 55% of the Company's properties have been acquired over the last five years and have a remaining useful life ranging from two years for equipment to ten years for buildings.

Assets acquired in prior years will be replaced at higher costs, but this will take place over many years. Although these new assets will result in higher depreciation charges, in many cases there will be operating savings due to technological improvements.


                          Page 25 of Annual Report

<PAGE 52>
Financial Statements

Quarterly Results of Operations (unaudited)

                                        ------------------------Quarter----------------------
1995                                      First a        Second a       Third        Fourth      Year
Net Sales                              $16,415,632   $15,030,421   $14,379,195   $13,526,535   $59,351,783
Gross Profit                             4,270,637     3,482,823     3,184,350     3,177,063    14,114,873
Selling and administrative expenses      2,678,023     2,503,518     2,339,522     2,520,770    10,041,833
Income from Continuing Operations      $ 1,043,356   $   595,061   $   601,524   $   507,201   $ 2,747,142
Discontinued Operations                    (83,687)      (12,031)     (142,506)      (18,420)     (256,644)
                                        ----------     ---------    ----------    ----------    ----------
Net Income                             $   959,669   $   583,030   $   459,018   $   488,781   $ 2,490,498
                                        ==========     =========    ==========    ==========    ==========
Income Per Share:
 From Continuing Operations                 $ 0.38        $ 0.21        $ 0.22        $ 0.18        $ 0.99
 Discontinued Operations                     (0.03)            _         (0.06)            _         (0.09)
                                            ------        ------         -----         -----         -----
 Net Income                                 $ 0.35        $ 0.21        $ 0.16        $ 0.18        $ 0.90

                                       -----------------------Quarter-----------------------
1994a                                      First        Second        Third         Fourth       Year

Net Sales                              $14,705,898   $14,333,718   $14,597,008   $14,744,358   $58,380,982
Gross Profit                             3,569,485     3,535,507     2,844,255     3,691,748    13,640,995
Selling and administrative expenses      2,602,860     2,630,198     2,148,150     2,539,703     9,920,911
Income from Continuing Operations      $   804,726   $   440,880   $   487,898   $   703,897   $ 2,437,401
Discontinued Operations                    (80,339)      109,149        92,643        83,886       205,339
                                        ----------    ----------    ----------    ----------    ----------
Net Income                             $   724,387   $   550,029   $   580,541   $   787,783   $ 2,642,740
                                        ==========    ==========    ==========    ==========    ==========
Income Per Share:
 From Continuing Operations                 $ 0.29        $ 0.16        $ 0.18        $ 0.25        $ 0.88
 Discontinued Operations                     (0.03)         0.04          0.03          0.03          0.07
                                             -----         -----         -----         -----         -----
 Net Income                                 $ 0.26        $ 0.20        $ 0.21        $ 0.28        $ 0.95

a Reclassified to reflect discontinued operations in August 1995.



CORPORATE NOTES

COMMON STOCK MARKET
PRICES AND DIVIDENDS

The Company's Common Stock is traded on the American Stock Exchange (ticker symbol EML). The approximate number of record holders of the Company's Common Stock at December 30, 1995 was 731.

High and low stock prices and dividends for the last two years were:

                           1995                     1994
         ----------------------------------   --------------------------------
                                    Cash                               Cash
            Sales Price           Dividends      Sales Price         Dividends
Quarter    High      Low          Declared      High     Low         Declared
First    $15 3/8    $12 3/4      $.11 1/2     $17 5/8    $11 5/8      $.11 1/2
Second    15 1/2    13 5/8        .11 1/2      16 5/8    14 3/8        .11 1/2
Third     13 5/8    12 1/4        .11 1/2      16        13 3/4        .11 1/2
Fourth    12 7/8    11            .11 1/2      14 1/4    12 5/8        .11 1/2


The Company expects to continue its policy of paying regular cash dividends. However, there is no assurance of future divi-dends, because they are dependent on future earnings, capital requirements, and financial conditions. At the end of December 1995, 221 consecutive quarterly dividends had been paid.

ANNUAL MEETING

The Annual Meeting of the stockholders of the Company will be held on April 24, 1996 at 11:00 a.m. local time, in the Company offices in Naugatuck, Connecticut. Proxies for this meeting will be solicited by the management on or about March 22, 1996 when a notice of the meeting, a proxy statement, and a proxy form will be mailed to each holder of Common Stock.

10-K

A copy of the Company's 10-K report is availabe free of charge to stockholders of record upon written request.

INDEPENDENT AUDITORS

Ernst & Young LLP, Hartford, Connecticut

TRANSFER AGENT AND REGISTRAR

The First National Bank of Boston, Boston, Massachusetts

GENERAL OFFICE

112 Bridge Street, P.O. Box 460 Naugatuck, CT  06770
For financial inquiries, call (203) 729-2255, ext. 241
The Common Stock of The Eastern Company is traded on the American Stock Exchange. Trading Symbol EML.

The Eastern Company has a new and revised Dividend Reinvesting Program which enables stockholders to purchase additional shares with no brokerage commision or service charge. A new feature permits non-shareholders to purchase their initial shares_also with no commissions or service charges. Interested investors should phone The Eastern Company's program administrator, The First National Bank of Boston at 1-800-633-3455 to receive a brochure

                            Page 24 of Annual Report

<PAGE 53>

O F F I C E R S   A N D   E X E C U T I V E S

Russell G. McMillen
Chairman

Stedman G. Sweet
President and Chief Executive Officer

Donald E. Whitmore, Jr.
Vice President, Treasurer and Secretary

Steven G. Sanelli
Vice President,
Managing Director of CCL
Security Products Division

Raymond L. Wright
Vice President,
Managing Director of
Frazer & Jones Division

Frank J. Breker
Group Manager,
Managing Director of
Eberhard Manufacturing Division
Sesamee Mexicana, Subsidiary

Robert G. Alexander
Managing Director of
Eberhard Hardware Manufacturing, Ltd.,
Subsidiary

Roger Chang
Managing Director of
World Lock Co. Ltd.
World Security Industries Co. Ltd.,
Subsidiaries

Brian D. Reed
Managing Director of Illinois Lock Co.
Division

B o a r d   o f   D i r e c t o r s

John W. Everets#
Chairman of H.P.S.C. Inc.
Boston, Massachusetts
(Financial Services)

Charles W. Henry*&
Partner of Kernan & Henry
Waterbury, Connecticut, attorneys

Ole K. Imset
Director of Manufacturing
Allen Bradley, Rockwell International
Manchester, New Hampshire
(Manufacturing Electronics)

Leonard F. Leganza*&#
Financial and Business Consultant
Farmington, Connecticut

Russell G. McMillen*&
Chairman of the Company

David C. Robinson*&
President of The Robinson Co.
Waterbury, Connecticut
(Employee Benefits Consultants)

Stedman G. Sweet*
President and Chief Executive Officer
of the Company

Donald S. Tuttle, III#
Account Executive and Vice President
Paine Webber
Middlebury, Connecticut
(Stock Broker)

Donald E. Whitmore, Jr.
Vice President, Treasurer and Secretary
of the Company

*  Members of the Executive Committee
&  Members of the Compensation Committee
#  Members of the Audit Committee

                          [Inside back cover of Annual Report]

<PAGE 54>

The Eastern
Company
P.O. Box 460
Naugatuck, Connecticut  06770

Security Products Group
CCL Security Products Division
New Britain, Connecticut
Custom locks

Eberhard Manufacturing Division
Cleveland, Ohio
Transportation and industrial hardware

Eberhard Hardware Manufacturing, Ltd., Subsidiary
Tillsonburg, Ontario, Canada
Transportation and industrial hardware

Frazer & Jones Division
Syracuse, New York
Mine roof fasteners; Contract castings

The Illinois Lock Company Division
Wheeling, Illinois
Custom locks

Sesamee Mexicana, Subsidiary
Lerma, Mexico
Industrial hardware

World Lock Co. Ltd., Subsidiary
World Security Industries Co. Ltd., Subsidiary
Taipei, Taiwan, Hong Kong
Custom locks


                           [Back cover of Annual Report]