Form 10-Q
period 1996-03-30
EASTERN CO
filed 1996-05-14
CIK 31107

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                      FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
     PERIOD ENDED MARCH 30,1996

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
    PERIOD FROM _____________________ to ______________________.

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


                          Yes     X                 No
                             ---------                ---------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                                Outstanding as of March 30, 1996
Common Stock, No par value                                2,696,284

PART I
                              FINANCIAL INFORMATION
                      THE EASTERN COMPANY AND SUBSIDIARIES
ITEM I           CONSOLIDATED CONDENSED BALANCE SHEETS (UNADITED)
- ------               -------------------------------------
ASSETS


CURRENT ASSETS                               March 30, 1996    Dec. 30, 1995
                                             -------------      ------------
Cash and cash equivalents                    $  1,843,861       $  1,521,361
Accounts receivable,less allowance of:
1996- $519,720   1995- $501,000                 8,300,234          7,810,742
Inventories                                    11,795,823         11,792,876
Prepaid expenses and other current assets       1,980,657          2,010,332
                                              -----------        -----------
   Total Current Assets                        23,920,575         23,135,311

Property, plant and equipment                  26,265,843         25,090,676
Accumulated depreciation                      (12,116,778)       (11,405,013)
                                              -----------        -----------
                                               14,149,065         13,685,663

Prepaid pension cost                            3,705,130          3,069,066

Other assets, net                               1,161,830          1,200,059
                                             ------------       ------------
  TOTAL ASSETS                               $ 42,936,600       $ 41,090,099
                                             ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

   Notes payable                             $  2,119,313       $  1,119,313
   Accounts payable                             3,710,029          3,004,297
   Accrued compensation and withholding         1,662,829            908,297
   Accrued expenses                               759,303            863,749
                                             ------------        -----------
   Total Current Liabilities                    8,251,474          5,895,656

Deferred federal income taxes                   2,237,900          2,237,900
Long-term debt                                    280,065            339,856
Accrued postretirement benefits                 2,813,003          2,810,003

Shareholders' Equity

Common Stock No Par Value:
   Authorized Shares - 25,000,000
   Issued & outstanding shares:                 8,017,738          8,017,738
     1996-2,696,284  1995-2,696,284
   (Excluding Shares in Treasury:
     1996-610,987  1995-610,987)
Preferred Stock, No Par Value
   Authorized Share - 2,000,000
   (No shares issued)
Retained earnings                              21,336,420         21,788,946
                                             ------------       ------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY     $ 42,936,600       $ 41,090,099
                                             ============       ============

See accompanying notes.
                                        -2-

                     THE EASTERN COMPANY AND SUBSIDIARIES

              CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                  THREE MONTHS ENDED
                                           MARCH 30, 1996       APRIL 1, 1995
Net sales                                 $14,541,552            $16,415,632

Interest income                                36,709                 40,070
                                          -----------            -----------
Total                                      14,578,261             16,455,702

Cost of products sold                      12,117,549             12,114,995
                                          -----------            -----------
                                            2,460,712              4,310,707

Selling and admin. expenses                 2,691,835              2,678,023

Interest expense                               50,839                 43,645

Other income net                                    -                (29,087)
                                          -----------            -----------
(LOSS) INCOME FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES               (281,962)             1,618,126

Income taxes                                  (79,801)               574,770
                                          -----------            -----------
(LOSS) INCOME FROM CONTINUING
OPERATIONS                                   (202,161)             1,043,356

Discontinued operations                             -                (83,687)
                                          -----------            -----------
NET (LOSS) INCOME                         $  (202,161)           $   959,669
                                          ===========            ===========

(Loss) income per share from continuing
operations                                $     (0.07)           $      0.38

Net (loss) income per share               $     (0.07)           $      0.35

Cash dividends per share                  $     0.115            $     0.115

Average shares outstanding                  2,696,284              2,775,085

See accompanying notes.

                     THE EASTERN COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                    THREE MONTHS ENDED
                                                MARCH 30, 1996  APRIAL 1, 1995
                                                --------------  --------------
OPERATING ACTIVITIES:
  Net (loss) income                               $ (202,161)     $  959,669
  Adjustments to reconcile net (loss) income to
   net cash provided from operations:
     Depreciation and amortization                   763,246         687,515
     Gain on sale of equipment and other assets            -         (16,606)
     Postretirement benefits other than pensions       3,000          20,750
     Provision for losses on accounts receivable      17,500          30,035
     Changes in operating assets and liabilities:
       Accounts receivable                          (503,836)          8,785
       Inventories                                     2,987      (1,058,958)
       Prepaid expenses                               30,364         264,554
       Prepaid pension                              (636,064)        (88,913)
       Accounts payable                              700,253         459,421
       Accrued expenses                              698,265       1,318,753
       Other assets                                  (12,569)       (321,104)
                                                  ----------      ----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES     860,985       2,263,901

INVESTING ACTIVITIES:
 Purchases of property, plant, and equipment      (1,172,221)       (690,276)
 Proceeds from sale of equipment and other assets          -       1,034,717
 Other                                                     -               -
                                                   ---------       ---------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES  (1,172,221)        344,441

FINANCING ACTIVITIES:
  Payment on line of credit                                -      (1,400,000)
  Proceeds from line of credit                     1,000,000               -
  Principal payments on long-term debt                60,000        (310,000)
  Dividends paid                                    (310,074)       (319,136)
                                                  ----------      ----------
NET CASH USED FOR FINANCING ACTIVITIES               629,926      (2,029,136)

Effect of exchange rate changes on cash                3,810          (2,106)
                                                  ----------       ---------
NET INCREASE IN CASH AND CASH
     EQUIVALENTS                                     322,500         577,100
Cash and Cash Equivalents at Beginning of Year     1,521,361       2,610,244
                                                 -----------      ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $ 1,843,861     $ 3,187,344
                                                 ===========     ===========

See accompanying notes.

                      THE EASTERN COMPANY AND SUBSIDIARIES

                  COMPUTATION OF EARNINGS PER SHARE (UNAUDITED)


                                                THREE MONTHS ENDED
As reported:                           MARCH 30, 1996           APRIL 1, 1995
                                       --------------           -------------
Primary:
  Average shares outstanding              2,696,284                2,775,085


  Net effect of dilutive stock
   options -- based on the treasury
   stock method using average market
   price                                          -                   64,299
                                          ---------                ---------
  Total                                   2,696,284                2,839,384
                                          =========                =========

  (Loss) income from continuing
  operations                             $ (202,161)              $1,043,356
                                         ==========               ==========
  Net (loss) income                      $ (202,161)              $  959,669
                                         ==========               ==========
  (Loss) income per share from
  continuing operations                    ($0.07)                   $0.37
                                            =====                    =====
   Net (loss) Income Per Share             ($0.07)                   $0.34
                                            =====                    =====


Fully diluted:
  Average shares outstanding              2,696,284                2,775,085


  Net effect of dilutive stock
   options -- based on the treasury
   stock method using quarter-end
   market price, if higher than average
   market price                                   -                   64,299
                                          ---------                ---------
  Total                                   2,696,284                2,839,384
                                          =========                =========

  (Loss) income from continuing
  operations                             $ (202,161)              $1,043,356
                                         ==========               ==========
  Net (loss) income                      $ (202,161)              $  959,669
                                         ==========               ==========
  (Loss) income per share from
  continuing operations                    ($0.07)                   $0.37
                                            =====                     ====
  Net (loss) Income Per Share              ($0.07)                   $0.34
                                            =====                    =====



See accompanying notes.

<Page 6>
THE EASTERN COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying condensed consolidated financial statements are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for such interim periods have been reflected therein.

Certain 1995 amounts have been reclassified to conform to 1996 presentation.

The condensed balance sheet as of December 30, 1995 has been derived from the audited financial statements at that date.

Note B - Net (Loss) Income Per Share

Net (loss) income per share of common stock is based on the weighted average number of shares outstanding during each period (1996 - 2,696,284 shares; 1995
- - 2,775,085 shares). Common stock equivalents (stock options) did not have a material dilutive effect on net income per share in 1995. The computation of net income per share of common stock on a fully diluted basis did not result in any material dilution in 1995. Stock options were anti-dilutive in 1996 and were excluded from the per share calculations.

Note C - Discontinued Operations

In August 1995, the Company sold the business and substantially all assets of its construction segment and retained accounts receivable. At March 30, 1996 and December 30, 1995 accounts receivable include $555,397 and $582,627 respectively. The statement of income for the three months ended April 1, 1995 has been reclassified to reflect the discontinuance of this segment.
















                                       -6-
<Page 7>

ITEM 2                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                               FINANCIAL CONDITION AND RESULTS
                                      OF OPERATIONS

Results of Operations

A loss for the first quarter of 1996 resulted from continuing operations of $202 thousand or $.07 per share on sales of $14.5 million versus income from continuing operations for the first quarter 1995 of $1.0 million or $.38 per share on sales of $16.4 million. Net income for the first quarter of 1995 was $960 thousand or $.35 per share after the loss from the discontinued construction segment of $84 thousand or $.03 per share.

The first quarter 1996 net sales were down 11% or $1.9 million from the first quarter of 1995. Sales volume declined 13% due to the continued softness in the coal mining industry which began in the second quarter of 1995 and the down turn in the transportation industry which began in the fourth quarter of 1995. New products and price increases contributed 2% in increased sales helping to offset a portion of the decline in volume. New products include the "Gun Blok", a patented keyless trigger lock for securing most hand guns and rifles, introduced by the Registrant's CCL Security Products division; new malleable castings products manufactured by the Frazer & Jones division; and hardware components for the appliance industry offered by the Registrant's Canadian subsidiary, Eberhard Hardware Manufacturing, Ltd. As previously forecast, demand for the Registrant's heavy hardware for the tractor trailer industry was down from the first quarter of 1995. Demand for other locking and latching devices used in the transportation and industrial hardware markets remain strong. Sales to the underground coal mining industry were down 31% from the comparable period a year ago. This industry continues to be soft and is not expected to improve in the near-term. Sales of custom locks were up slightly from the comparable period a year ago and improved sales are expected for the second and third quarters.

Gross margin as a percentage of sales for the three months ended March 30, 1996 was 17% compared to the same period a year ago of 26%. The decrease in gross margin was attributable to a decrease in sales, curtailed production resulting in an under utilization of productive capacity and production problems incurred in the contract malleable casting business.

Selling and administrative expenses of $2.7 million were comparable to 1995 levels. Expressed as a percent of sales, selling and administrative expenses were 19% versus 16% for the comparable period a year ago. This percentage increase is all due to a temporary decline in sales during the first quarter of 1996 as compared to the same period a year ago.

Other income for the three months ended March 30, 1996, was down $29 thousand
from the comparable period a year ago.   An agreement by which the Registrant
received commission income expired in August 1995.

<Page 8>

Liquidity and Sources of Capital

Cash flows from operations were $861 thousand for the first quarter of 1996 versus $2.264 million in the first quarter of 1995. Cash generated from operations was not sufficient to fund the Registrant's capital expenditure program or the company paid contribution to its salary pension plan. As a result, the Registrant drew down an additional $1 million from its short-term line of credit in the first quarter 1996.

Early in the second quarter the Registrant drew down an additional $500 thousand from its short-term line of credit to fund on going capital expenditure programs.

Inventory balances at the end of the first quarter of 1996 of $11.8 million were comparable to year end 1995 levels. Inventory turns of 5.5 times at the end of the first quarter of 1996 was comparable to the year end rate. The Registrant believes inventory levels are adequate to meet customer requirements and anticipated increased sales activity. The average day's sales in accounts receivable remained at the year-end level of 53 days. The balance of uncollected accounts receivable from the discontinued segment was $555 thousand at the end of the first quarter of 1996. The Registrant continues to pursue collection of this outstanding balance.

Additions to property plant and equipment were $1.2 million during the first three months of 1996 versus $690 thousand for the comparable period a year ago. Total 1996 capital expenditures will approximate or be slightly higher than the expected $2.5 million level of depreciation for the year.


Other Matters

On June 24, 1994, the Registrant settled all claims with both the Beacon Heights Coalition and the Laurel Park Coalition and the respective complaints against the Registrant on behalf of the Coalitions were dismissed by stipulation. No complaints are now pending in the U.S. District Court involving the Registrant and a final judgment was entered by the U.S. District Court in the consolidated proceedings on May 2, 1995. Appeals have been filed by the State and the EPA as described in Part II, Item 1 below.

The Registrant continues to actively monitor the situation. It is management's opinion that the resolution of these matters will not have a material adverse effect on the Registrant's financial position, operating results or liquidity.

<Page 9>

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

<Page 10>

On May 2, 1995, the U.S. District Count entered a final judgment in the consolidated proceedings (docket number N-87-52(PCD)) which included the granting of Registrant's motion for judgment on the pleadings. As a result of this judgment, no complaints are now pending in the U.S. District Court involving the Registrant.

On May 10, 1995, the State and the EPA filed their notices of appeal from this final judgment with the U.S. District Court. Briefs have been filed and the matter was argued before the U.S. Court of Appeals for the Second Circuit in New York and the parties are awaiting a decision.

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

                                THE EASTERN COMPANY
                                    (Registrant)


DATE:  May 14, 1996                      STEDMAN G. SWEET
                                         ----------------
                                         Stedman G. Sweet
                                         President and Chief Executive Officer



DATE:  May 14, 1996                      DONALD E. WHITMORE, JR.
                                         -----------------------
                                         Donald E. Whitmore, Jr., Vice
                                         President and Chief Financial Officer