Form 10-Q
period 1996-06-29
EASTERN CO
filed 1996-08-12
CIK 31107

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                             FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
     PERIOD ENDED June 29, 1996

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


                     Yes     X           No
                         -------            ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                         Outstanding as of June 29, 1996
Common Stock, No par value                               2,699,284

PART I

                           FINANCIAL INFORMATION

                   THE EASTERN COMPANY AND SUBSIDIARIES
ITEM I            CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
- ------            -------------------------------------

ASSETS

CURRENT ASSETS                              June 29, 1996              Dec. 30, 1995
- --------------                               ------------               -----------
Cash and cash equivalents                   $  2,164,201               $  1,521,361
Accounts receivable, less allowance:           8,207,961                  7,810,742
1996- $537,895;  1995- $501,000
Inventories                                   11,300,362                 11,792,876
Prepaid expenses and other current assets      1,999,503                  2,010,332
                                             -----------                -----------
   Total Current Assets                       23,672,027                 23,135,311

Property, plant and equipment                 26,857,950                 25,090,676
Less accumulated depreciation                (12,821,977)               (11,405,013)
                                              ----------                 ----------
                                              14,035,973                 13,685,663

Prepaid pension cost                           3,802,332                  3,069,066

Other assets, net                              1,147,797                  1,200,059
                                             -----------                -----------
   TOTAL ASSETS                             $ 42,658,129               $ 41,090,099
                                             ===========                ===========

























LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

Notes payable current                       $  2,619,313               $  1,119,313
Accounts payable                               2,479,739                  3,004,297
Accrued compensation and withholding           1,542,546                    908,297
Accrued expenses                               1,158,384                    863,749
                                             -----------                -----------
   TOTAL CURRENT LIABILITIES                   7,799,982                  5,895,656

Deferred federal income taxes                  2,237,900                  2,237,900
Long-term debt                                   280,125                    339,856
Accrued postretirement benefits                2,816,003                  2,810,003
SHAREHOLDERS' EQUITY
Common Stock, no par value:
   Authorized shares - 25,000,000
    Issued and outstanding shares:             8,045,863                  8,017,738
     1996-2,699,284;  1995-2,696,284
   (Excluding Shares in Treasury:
     1996-610,987;  1995-610,987)
Preferred Stock, no par value
   Authorized shares - 2,000,000
   (No shares issued)
Retained earnings                             21,478,256                 21,788,946
                                             -----------                -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $ 42,658,129               $ 41,090,099
                                             ===========                ===========
























See accompanying notes.

                       THE EASTERN COMPANY AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                      SIX MONTHS ENDED         THREE MONTHS ENDED
                                June 29, 1996  July 1, 1995 June 29, 1996 July 1, 1995
                                   -----------  -----------  -----------  ----------
Net Sales                         $29,892,588  $31,446,053  $15,351,036 $15,030,421

Interest Income                        70,530       70,623       33,821      30,553
                                  -----------   ----------   ----------  ----------
Total                              29,963,118   31,516,676   15,384,857  15,060,974

Cost of Products Sold              24,233,990   23,692,593   12,116,441  11,547,598
                                  -----------  -----------   ----------  ----------
                                    5,729,128    7,824,083    3,268,416   3,513,376

Selling and Admin. Expenses         5,349,975    5,181,541    2,658,140   2,503,518

Interest Expense                       73,666       60,248       22,827      16,603

Other Income                                -      (29,087)           -           -
                                  -----------  -----------   ----------  ----------
INCOME FROM CONTINUING
OPERATIONS                            305,487    2,611,381      587,449     993,255

Income Taxes                          130,945      972,964      210,746     398,194
                                  -----------  -----------   ----------  ----------
INCOME FROM CONTINUING
OPERATIONS                          $ 174,542  $ 1,638,417  $   376,703 $   595,061

Discontinued operations                     -      (95,718)           -     (12,031)
                                  -----------  -----------   ----------  ----------
NET INCOME                        $   174,542  $ 1,542,699   $  376,703  $  583,030
                                  ===========  ===========   ==========  ==========

Income per share from
continuing operations             $      0.06  $      0.59   $     0.13  $     0.21

Net income per share              $      0.06  $      0.56   $     0.13  $     0.21

Cash Dividends Per Share          $     0 .23  $      0.23   $    0.115  $    0.115

Average Shares Outstanding          2,696,820    2,775,357    2,696,820   2,775,357




See accompanying notes.

                       THE EASTERN COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                             SIX MONTHS ENDED

                                                           June 29, 1996     July 1, 1995
                                                            -----------     ------------
OPERATING ACTIVITIES:
  Net income                                                $   174,542      $ 1,542,699
  Adjustments to reconcile net income to net
   cash provided from operations:
     Depreciation and amortization                            1,524,080        1,356,092
     Loss (gain) on sale of equipment and other assets              335          (15,212)
     Postretirement benefits other than pensions                  6,000            5,797
     Provision for losses on accounts receivable                 35,242           66,110
     Changes in Operating Assets and Liabilities:
       Accounts receivable                                     (432,808)         557,586
       Inventories                                              499,270       (1,985,937)
       Prepaid expenses                                          12,023           98,877
       Prepaid pension                                         (733,267)        (191,705)
       Accounts payable                                        (520,783)          34,483
       Accrued expenses                                       1,044,110          829,113
       Other assets                                             (44,421)        (335,226)
                                                            -----------      -----------
          NET CASH PROVIDED BY OPERATING ACTIVITIES           1,564,323        1,962,677

INVESTING ACTIVITIES:
    Purchases of property, plant, and equipment              (1,787,962)      (1,272,369)
    Proceeds from sale of equipment and other assets             13,600        1,034,717
                                                            -----------      -----------
          NET CASH PROVIDED (USED) FOR INVESTING ACTIVITIES  (1,774,362)        (237,652) 048,045)

FINANCING ACTIVITIES:
  Payment on line of credit                                                   (1,400,000)
  Proceeds from line of credit                                1,500,000                -
  Principal payments on long-term debt                          (60,000)        (560,000)
  Proceeds from sales of Common Stock                            28,125           29,510
  Purchases of Common Stock for the treasury                          -          (29,509)
  Dividends paid                                               (620,493)        (638,421)
                                                            -----------      -----------
          NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES      847,632       (2,598,420)

Effect of exchange rate changes on cash                           5,247            5,152
                                                            -----------      -----------
NET DECREASE (DECREASE)IN CASH AND CASH EQUIVALENTS             642,840         (868,243)
Cash and Cash Equivalents at Beginning of Year                1,521,361        2,610,244
                                                            -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 2,164,201      $ 1,742,001
                                                            ===========      ===========


See accompanying notes.

                         THE EASTERN COMPANY AND SUBSIDIARIES
                          COMPUTATION OF EARNINGS PER SHARE (UNAUDITED)
                                    SIX MONTHS ENDED              THREE MONTHS ENDED
                                     June 29, 1996   July 1, 1995   June 29, 1996    July 1, 1995
                                     -------------   ------------   -------------    ------------
Primary:
   Average Shares Outstanding           2,696,820      2,775,357      2,696,820        2,775,357

   Net effect of dilutive stock
     options -- based on the
     treasury stock method
     using average market price
                                           29,582         53,788         29,582           53,788
                                      -----------      ---------     ----------        ---------
   Total                                2,726,402      2,829,145      2,726,402        2,829,145
                                      ===========      =========     ==========        =========
Income from continuing
operations per share                   $  174,542     $1,638,417     $  376,703        $ 595,061
                                      ===========     ==========     ==========        =========
Net Income                             $  174,542     $1,542,699     $  376,703        $ 583,030
                                      ===========     ==========     ==========        =========
Income from continuing
operations per share                     $0.06           $0.58          $0.13            $0.21
                                         =====           =====          =====            =====
Net income per share                     $0.06           $0.55          $0.13            $0.21
                                         =====           =====          =====            =====
Fully Diluted:
   Average Shares Outstanding           2,696,820      2,775,357      2,696,820        2,775,357

   Net effect of dilutive stock
    options -- based on the
    treasury stock method
    using quarter-end market
    price, if higher than average
    market price                           29,582         53,788         29,582           53,788
                                        ---------      ---------       --------        ---------
   Total                                2,726,402      2,829,145      2,726,402        2,829,145
                                        =========      =========      =========        =========

Income from continuing
operations per share                   $  174,542     $1,638,417     $  376,703        $ 595,061
                                      ===========     ==========     ==========        =========
Net Income                             $  174,542     $1,542,699     $  376,703        $ 583,030
                                      ===========     ==========     ==========        =========
Income from continuing
operations per share                     $0.06           $0.58          $0.13            $0.21
                                         =====           =====          =====            =====
Net income per share                     $0.06           $0.55          $0.13            $0.21
                                         =====           =====          =====            =====

See accompanying notes.
                                       -5-

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 29, 1996

Note A - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying consolidated condensed financial statements are unaudited. However, in the opinion of the Registrant's management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for such interim periods have been reflected therein.

Certain 1995 amounts have been reclassified to conform to 1996 presentation.

Note B - Net Income Per Share

Net income per share of common stock is based on the weighted average number of shares outstanding during each period (1996- 2,696,820 shares; 1995 - 2,775,357 shares). Common stock equivalents (Stock Options) did not have a material dilutive effect on net income per share. The computation of net income per share of common stock on a fully diluted basis did not result in any material dilution in 1996 or 1995.

Note C - Discontinued Operation

In August 1995, the Company sold the business and substantially all assets of its construction segment retaining accounts receivable. At June 29, 1996 and December 30, 1995 accounts receivable include $504,192 and $582,627 respectively applicable to the discontinued construction segment. The statement of income for the three and six months ended July 1, 1995 has been reclassified to reflect the discontinuance of this segment.

ITEM 2                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS
                                   OF OPERATIONS

Results of Operations

Income from continuing operations for the second quarter 1996 was $376,703 or $.13 per share on sales of $15,351,036 versus income from continuing operations for the second quarter of 1995 of $595,061 or $.21 per share on sales of $15,030,421. Income from continuing operations for the first six months of 1996 was $174,542 or $.06 per share on sales of $29,892,588 versus income from continuing operations for the first six months of 1995 of $1,638,417 or $.59 per share on sales of $31,446,053. Net income for the first six months of 1995 was $1,542,699 or $.56 per share after the loss from the discontinued construction segment of $95,718 or $.03 per share.

Second quarter sales were up 2% compared to the same period a year ago. A volume decrease of 3% was offset by price increases of 1% and new products of 4% during the second quarter. Sales for the first six months of 1996 were down 5% compared to the same period a year ago. Price and new products increased 4% while volume was down 8% for the first half. New products include vehicular hardware produced and designed by Eberhard Manufacturing division; the "Gun Blok", a patented keyless trigger lock for securing most hand guns and rifles, offered by the Registrant's CCL Security Products division; new malleable castings products manufactured by the Frazer & Jones division; and hardware components for the appliance industry offered by the Registrant's Canadian subsidiary, Eberhard Hardware Manufacturing, Ltd. Weak demand for the Registrant's expansion shells, used in the mining industry, resulted in reduced production throughout the second quarter. Although the overall underground coal mining industry is expected to be soft for the foreseeable future, the Registrant is in final negotiations for additional work which will help to significantly improve the operating capacity utilization at this division. Contract malleable casting sales were comparable to the six month period a year ago. Increased sales and production is expected during the third quarter. Demand for the Registrant's heavy hardware servicing the tractor trailer industry continues to be on the down cycle with sales off 29% for the six months 1996 as compared to the comparable period of 1995. Aggressive marketing and product development has increased business in the utility body and vehicular accessories markets helping to offset a significant portion of the temporary decline in the tractor trailer markets. Sales of custom locks were up 8% in the second quarter and up 5% for the first half over the comparable period a year ago. The Registrant's overall results are expected to be improved in the second half of 1996.

The Registrant's gross margin as a percentage of sales for the three and six months ended June 29, 1996 was 21% and 19%, respectively, compared to 23% and 25% for the comparable periods a year ago. Gross margin improved significantly in the second quarter over the first quarter of 1996 as the result of increased sales of new products and production problems being resolved at the Registrant's Frazer and Jones division. Although the gross margin is down from the comparable periods a year ago, improvements are expected in the second half of 1996 as increased production is anticipated to meet demand for new and existing products.

Selling and administrative expenses were up 6% or $155 thousand and up 3% or $168 thousand for the three and six months ended June 29, 1996 as compared to the same periods a year ago. Overall selling and administrative expenses expressed as a percentage of sales were up slightly for the three and six month periods ended June 29, 1996 at 17% and 18% respectively, versus a year ago of approximately 17% for the comparable periods. Increases in selling and administrative expenses were experienced in administrative payroll and fringe benefits, sales commission expenses and professional services.

Other income for the six months ended June 29, 1996, was down $29 thousand as compared to the same periods a year ago. An agreement under which the Registrant received commission income expired in August 1995.

The effective income tax rate for the second quarter and first half of 1996 from continuing operations was 36% and 43%, respectively, versus 40% and 37% for the comparable periods a year ago. The reduction in the effective income tax rates in the second quarter of 1996 was due to lower effective U.S. rates versus higher effective foreign rates. For the first half of 1996 the effective tax was higher than the comparable period a year ago due to higher foreign tax rates.

Liquidity and Sources of Capital

Cash flows from operations were $1.564 million for the first half of 1996 versus $1.963 million in the first half of 1995. The change in cash flows resulted from timing differences for collections of accounts receivable, payments of liabilities and reductions in inventory. The Registrant drew down $1.5 million under its short-term line of credit in the first half of 1996 to fund normal capital expenditure.

Additions to property, plant and equipment were $1.8 million during the first half of 1996 versus $1.3 million for the comparable period a year ago. Total 1996 capital expenditures are expected to approximate the $2.5 million level of depreciation for the year.

Inventory decreased from the 1995 year-end level by $500 thousand with inventory turns remaining comparable at 6 times per year. The average day's sales in accounts receivable decreased to 52 days versus 53 at days the end of 1995. The balance of uncollected accounts receivable from the discontinued segment was $504 thousand at the end of the first half of 1996; the Registrant continues to pursue collection.

The Registrant does not anticipates it will be drawing down on its short-term line of credit for funding working capital or additional capital expenditures.

Other Matters

On June 24, 1994, the Registrant settled all claims with both the Beacon Heights Coalition and the Laurel Park Coalition and the respective complaints against the Registrant on behalf of the Coalitions were dismissed by stipulation. No complaints are now pending in the US District Court involving the Registrant and a final judgement was entered by the U.S. District Court in the consolidated proceedings on March 17, 1995. Appeals, however, have been filed by two government agencies as described in Part II, Item 1 below.

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


ITEM 2            CHANGES IN SECURITIES
                  None

ITEM 3            DEFAULTS UPON SENIOR SECURITIES
                  None

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Registrant held its Annual Meeting of the Stockholders at the Registrant's corporate office on Wednesday the twenty-forth day of April, 1996. The purpose of the meeting was to:

      1.  To elect four (4) directors.
      2. To approve the appointment by the Board of Directors of Ernst & Young LLP as independent auditors to audit the books and accounts for the current fiscal year.

Nominated for election at the 1996 annual meeting for a three year term expiring 1999.

                   Votes cast           FOR               WITHHELD
John W. Everets                      2,401,203             39,447
Leonard F. Leganza                   2,401,105             39,545
Russell G. McMillen                  2,401,622             39,028
David C. Robinson                    2,402,480             38,170

Continuing Directors:
     Charles W. Henry                         Ole K. Imset
     Stedman G. Sweet                         Donald S. Tuttle III
     Donald E. Whitmore, Jr.

Appointment of independent auditors:

            Votes cast           FOR         AGAINST       ABSTENTION
     Ernst & Young LLP         2,453,660      3,288          2,268

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

THE EASTERN COMPANY
(Registrant)




DATE:  August 12, 1996        By /s/ STEDMAN G. SWEET
                                ---------------------
                                     Stedman G. Sweet
                                     President and Chief Executive Officer





DATE:  August 12, 1996         By /s/ DONALD E. WHITMORE, JR.
                                  ---------------------------
                                     Donald E. Whitmore, Jr., Vice
                                     President and Chief Financial Officer