Form 10-Q
period 1996-09-28
EASTERN CO
filed 1996-11-12
CIK 31107

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                             FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
     PERIOD ENDED Setember 28, 1996

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


                 Class                    Outstanding as of September 28, 1996
Common Stock, No par value                             2,699,284

PART I

                           FINANCIAL INFORMATION

                   THE EASTERN COMPANY AND SUBSIDIARIES
ITEM I            CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
------            -------------------------------------

ASSETS

CURRENT ASSETS                              Sept. 28, 1996        Dec. 30, 1995
--------------                               ------------          -----------
Cash and cash equivalents                   $  1,746,039          $  1,521,361
Accounts receivable, less allowance:           8,268,586             7,810,742
1996- $573,000;  1995- $501,000
Inventories                                   11,454,276            11,792,876
Prepaid expenses and other current assets      1,837,322             2,010,332
                                             -----------           -----------
   Total Current Assets                       23,306,223            23,135,311

Property, plant and equipment                 27,416,239            25,090,676
Less accumulated depreciation                (13,432,825)          (11,405,013)
                                              ----------            ----------
                                              13,983,414            13,685,663

Prepaid pension cost                           4,001,206             3,069,066

Other assets, net                              2,194,004             1,200,059
                                             -----------           -----------
   TOTAL ASSETS                             $ 43,484,847          $ 41,090,099
                                             ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

Notes payable current                       $  3,349,296          $  1,119,313
Accounts payable                               2,649,084             3,004,297
Accrued compensation and withholding           1,483,137               908,297
Accrued expenses                                 967,343               863,749
                                             -----------           -----------
   TOTAL CURRENT LIABILITIES                   8,448,860             5,895,656

Deferred federal income taxes                  2,237,900             2,237,900
Long-term debt                                   288,249               339,856
Accrued postretirement benefits                2,819,003             2,810,003
SHAREHOLDERS' EQUITY
Common Stock, no par value:
   Authorized shares - 25,000,000
    Issued and outstanding shares:             8,045,863             8,017,738
     1996-2,699,284;  1995-2,696,284
   (Excluding shares in Treasury:
     1996-610,987;  1995-610,987)
Preferred Stock, no par value
   Authorized shares - 2,000,000
   (No shares issued)
Retained earnings                             21,644,972            21,788,946
                                             -----------           -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $ 43,484,847          $ 41,090,099
                                             ===========           ===========



See accompanying notes.

                       THE EASTERN COMPANY AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                NINE MONTHS ENDED         THREE MONTHS ENDED
                          Sept.28,1996  Sept.30,1995 Sept.28,1996 Sept.30,1995
                          ------------  ------------ ------------ ------------
Net sales                    $43,607,683  $45,825,248  $13,715,095 $14,379,195

Interest income                   90,474       95,096       19,944      24,473
                             -----------   ----------   ----------  ----------
Total                         43,698,157   45,920,344   13,735,039  14,403,668

Cost of products sold         34,392,039   34,887,438   10,158,049  11,194,845
                             -----------  -----------   ----------  ----------
                               9,306,118   11,032,906    3,576,990   3,208,823

Selling and admin. expenses    8,150,778    7,521,063    2,800,803   2,339,522

Interest expense                 116,021       65,314       42,355       5,066

Other income                           -      (66,787)           -     (37,700)
                             -----------  -----------   ----------  ----------
INCOME FROM CONTINUING
OPERATIONS                     1,039,319    3,513,316      733,832     901,935

Income taxes                     385,348    1,273,375      254,403     300,411
                             -----------  -----------   ----------  ----------
INCOME FROM CONTINUING
OPERATIONS                       653,971    2,239,941      479,429     601,524

Discontinued operations                -     (238,224)           -    (142,506)
                             -----------  -----------   ----------  ----------
NET INCOME                   $   653,971  $ 2,001,717   $  479,429  $  459,018
                             ===========  ===========   ==========  ==========

Income per share from
continuing operations        $      0.24  $      0.81   $     0.18  $     0.22

Net income per share         $      0.24  $      0.72   $     0.18  $     0.16

Cash dividends per share     $     0.345  $     0.345   $    0.115  $    0.115

Average shares outstanding     2,697,559    2,775,665    2,697,559   2,775,665


















See accompanying notes.

                       THE EASTERN COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                         NINE MONTHS ENDED

                                                 Sept 28, 1996    Sept 30, 1995
                                                 -------------    -------------
OPERATING ACTIVITIES:
 Net income                                       $   653,971      $ 2,001,717
 Adjustments to reconcile net income to net
  cash provided from operations:
   Depreciation and amortization                    2,211,386        1,938,918
   Loss (gain) on sale of equip. and other assets         335          (15,212)
   Postretirement benefits other than pensions          9,000            8,696
   Provision for losses on accounts receivable         39,011           83,523
   Changes in Operating Assets and Liabilities:
    Accounts receivable                              (499,271)         865,485
    Inventories                                       336,792       (1,785,123)
    Prepaid expenses                                  172,977          356,082
    Prepaid pension                                  (932,140)        (252,857)
    Accounts payable                                 (351,919)        (127,484)
    Accrued expenses                                  807,172          804,257
    Other assets                                     (376,106)        (222,517)
                                                   ----------      -----------
 NET CASH PROVIDED BY OPERATING ACTIVITIES          2,071,208        3,655,485

INVESTING ACTIVITIES:
 Purchases of property, plant, and equipment       (2,348,758)      (2,142,177)
 Proceeds from sale of equipment and other assets      13,600        1,226,598
 Other                                                      -         (148,756)
                                                   ----------      -----------
 NET CASH USED FOR INVESTING ACTIVITIES            (2,335,158)      (1,064,335)

FINANCING ACTIVITIES:
 Payment on line of credit                                  -       (1,400,000)
 Proceeds from line of credit                       1,500,000                -
 Principal payments on long-term debt                (109,439)        (810,000)
 Proceeds from sales of Common Stock                   28,125           29,510
 Purchases of Common Stock for the treasury                 -          (29,509)
 Dividends paid                                      (930,911)        (957,707)
                                                   ----------      -----------
 NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES     487,775       (3,167,706)

Effect of exchange rate changes on cash                   853            1,672
                                                   ----------      -----------
NET INCREASE(DECREASE)IN CASH AND CASH EQUIVALENTS    224,678         (574,884)
Cash and Cash Equivalents at Beginning of Year      1,521,361        2,610,244
                                                   ----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $ 1,746,039      $ 2,035,360
                                                  ===========      ===========












See accompanying notes.

                         THE EASTERN COMPANY AND SUBSIDIARIES
                      COMPUTATION OF EARNINGS PER SHARE (UNAUDITED)
                            NINE MONTHS ENDED          THREE MONTHS ENDED
                       Sept 28,1996  Sept 30,1995   Sept 28,1996   Sept 30,1995
                       ------------ -------------  -------------   ------------
Primary:
 Average Shares
  Outstanding             2,697,559    2,775,665     2,697,559    2,775,665

 Net effect of
  dilutive stock
  options -- based
  on the treasury
  stock method
  using average
  market price
                             33,996       50,510        33,996       50,510
                          ---------    ---------     ---------    ---------
   Total                  2,731,555    2,826,175     2,731,555    2,826,175
                          =========    =========     =========    =========
Income from continuing
 operations per share    $  653,971   $2,239,941    $  479,429    $ 601,524
                         ==========   ==========    ==========    =========
Net Income               $  653,971   $2,001,717    $  479,429    $ 459,018
                         ===========   ==========    ==========   =========
Income from continuing
operations per share        $0.24        $0.79          $0.18        $0.21
                            =====        =====          =====        =====
Net income per share        $0.24        $0.71          $0.18        $0.16
                            =====        =====          =====        =====
Fully Diluted:
 Average Shares
  Outstanding             2,697,559    2,775,665     2,697,559    2,775,665

 Net effect of
  dilutive stock
  options -- based
  on the treasury
  stock method
  using quarter-end
  market price, if
  higher than average
  market price               40,763       50,510        40,763       50,510
                          ---------    ---------      --------    ---------
   Total                  2,738,322    2,826,175     2,738,322    2,826,175
                          =========    =========     =========    =========

Income from continuing
 operations per share    $  653,971   $2,239,941    $  479,429    $ 601,524
                         ==========   ==========    ==========    =========
Net Income               $  653,971   $2,001,717    $  479,429    $ 459,018
                         ==========   ==========    ==========    =========
Income from continuing
operations per share        $0.24        $0.79          $0.18        $0.21
                            =====        =====          =====        =====
Net income per share        $0.24        $0.71          $0.18        $0.16
                            =====        =====          =====        =====









See accompanying notes.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 28, 1996

Note A - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying consolidated condensed financial statements are unaudited. However, in the opinion of the management, all adjustments
(consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for such interim periods have been reflected therein.

Certain 1995 amounts have been reclassified to conform to the 1996 presentation.

Note B - Net Income Per Share

Net income per share of common stock is based on the weighted average number of shares outstanding during each period 1996- 2,697,559 shares; 1995 - 2,775,665 shares. Common stock equivalents (Stock Options) did not have a material dilutive effect on net income per share. The computation of net income per share of common stock on a fully diluted basis did not result in any material dilution in 1996 or 1995.

Note C - Discontinued Operation

In August 1995, the Company sold the business and substantially all assets of its construction segment retaining accounts receivable. At September 28, 1996 and December 30, 1995 accounts receivable include $481,996 and $582,627 respectively applicable to the discontinued construction segment.

Note D - Litgation

The Registrant is involved in litigation relating to environmental matters for which the ultimate outcome is not expected to have any material adverse impact on financial position, operating results or liquidity. See Part II Item 1 Legal Proceedings for further information.

ITEM 2                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS
                                   OF OPERATIONS

Results of Operations

Income from continuing operations for the third quarter 1996 was $479,429 or $.18 per share on sales of $13,715,095 versus income from continuing operations for the third quarter of 1995 of $601,524 or $.22 per share on sales of $14,379,195. Income from continuing operations for the first nine months of 1996 was $653,971 or $.24 per share on sales of $43,607,683 versus income from continuing operations for the first nine months of 1995 of $2,239,941 or $.81 per share on sales of $45,825,248. Net income for the first nine months of 1995 was $2,001,717 or $.72 per share after the loss from the discontinued construction segment of $238,224 or $.09 per share.

Current third quarter sales were down 5% compared to the same period a year ago. Volume declined 9% in the third quarter primarily due to the continued down turn in the transportation industry. New product sales and price increases of 3% and 2% helped offset the decline in volume during the third quarter. For the first nine months of 1996 volume was down 9% while price increases and new product sales were each up 2%, respectively. New products include vehicular hardware produced and designed by Eberhard Manufacturing division; the "Gun Blok", a patented keyless trigger lock for securing most hand guns and rifles, offered by the CCL Security Products division; new malleable castings products manufactured by the Frazer & Jones division; and hardware components for the appliance industry offered by the Canadian subsidiary, Eberhard Hardware Manufacturing, Ltd. In August 1996, the Registrant announced that it entered into a long-term agreement to supply engineered mine roof fasteners to Excel Mining Systems, the Country's largest manufacturer of mine roof bolts. This agreement will ensure the Registrant's position as the largest and lowest cost producer of proprietary fasteners used in underground mining in North America. Sales for the first nine months of 1996 to the underground coal mining industry were down from the comparable period a year ago. Dispite the softness in the underground coal mining industry as a whole the Registrant expects that its business will increase as a result of the signing of the long-term supply agreement with Excel Mining Systems. Contract malleable casting sales continue to increase from the comparable periods a year ago helping to offset the decline in the mining business. Demand for the Registrant's heavy hardware servicing the tractor trailer industry continues to be on a down cycle with sales off 45% from the third quarter a year ago and down 34% for the nine months 1996 compared to the same period a year ago. The Registrant continues to engineer and develop new
products to meet the security needs of industrial customers.    Sales of
custom locks were up 1.5% in the third quarter 1996 and 3.5% for the nine months ending September 28, 1996 versus the comparable periods a year ago.

The Registrant's gross margin as a percentage of sales for the three and nine months ended September 28, 1996 was 26% and 21%, respectively, compared to 22% and 24% for comparable periods a year ago. Improved capacity utilization at the Frazer & Jones division helped improved gross margins in the third quarter 1996; production increased in anticipation of increased demand as the result of the aforementioned agreement with Excel Mining Systems. In addition, hardware components produced for the appliance industry contributed favorably to the gross margin in the third quarter 1996 versus the same period a year ago.

Third quarter selling and administrative expenses were up 20% or $461 thousand from the same period a year ago. Increased sales staffing, higher commission, increased advertising, additional amortization expense associated with the agreement with Excel Mining Systems, and additional legal expenses account for the increases. Selling and administrative expenses for the nine months ended September 28, 1996 were up 8% or $630 thousand from the same period a year ago. The majority of the increase in expenses arose in the third quarter.

Other income for the three and nine months ended September 28, 1996, was down $38 thousand and $67 thousand respectively compared to the same periods a year ago. An agreement under which the Registrant received commission income expired in August 1995.

The effective tax rate for the third quarter and first nine months of 1996 was 35% and 37%, respectively, versus the comparable periods a year ago of 33% and 36%, respectively. The overall increase in the effective tax rate for 1996 was due to higher effective foreign taxes.


Liquidity and Sources of Capital

Cash flows from operations were $2.071 million for the first nine months of 1996 versus $3.655 million in the first nine months of 1995. The change in cash flows resulted from the timing differences collecting accounts receivable and payments of liabilities, and the build up of inventory. The Registrant drew down $1.5 million under its short-term line of credit in the first nine months of 1996 for normal liquidity needs.

Additions to property, plant and equipment were $2.3 million during the first nine months of 1996 versus $2.1 million for the comparable period a year ago. Total 1996 capital expenditures are expected to approximate the $2.5 million level of depreciation for the year.

Inventory increased from the 1995 year-end level by $337 thousand with an inventory turnover rate of 5 turns per year versus the year-end level of 6 turns per year. A slight build up in inventory was required to fulfill the supply agreement with Excel Mining Systems. The Registrant anticipates current inventory levels will approximate the year-end balance. The average day's sales in accounts receivable increased to 55 days for collection versus the end of 1995 collection average of 53 days. The prime reason for the increase in collection days results from accounts receivable still being collected from the discontinued Construction segment where the balance of uncollected accounts receivable was $482 thousand at the end of September 1996. The Registrant continues to pursue the collection of the remaining outstanding receivables from this segment.

The Registrant drew down an additional $1 million on its short-term line of credit in October 1996 to use towards the Excel Mining System purchase agreement.


Other Matters

On June 24, 1994 the Registrant settled all claims with both the Beacon Heights Coalition and the Laurel Park Coalition and the respective complaints against the Registrant on behalf of the Coalitions were dismissed by stipulation. Claims against the Registrant and certain other defendants filed by the two governments agencies as described in Part II, Item 1 below were dismissed by the Court. A final judgement was entered by the U.S. District Court in the consolidated proceedings on March 17, 1995. Appeals, however, were filed by the two government agencies as described in Part II, Item 1 below.

On November 1, 1996, the United States Court of Appeals for the Second Circuit reversed the U.S. District Court's ruling dismissing government agencies environmental claims against the Registrant and certain other defendants, and the environmental claims by the Laurel Park and Beacon Heights Coalitions against numerous defendants. The Court of Appeals remanded the case to the U.S. District Court in Connecticut for further proceedings. See further description in Part II, Item 1 below.

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

In May 1991, EPA and the State of Connecticut ("State") each filed a complaint against the Registrant and three other defendants seeking recovery of present and future response costs incurred in connection with the Laurel Park landfill. The EPA claimed costs in excess of $1.8 million and the state claimed costs in excess of $2.5 million. On July 1, 1991, the court consolidated these actions against the Registrant with the other cases under docket number N-87-52 (PCD).

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

On March 17, 1995, the U.S. District Court entered a final judgement in the consolidated proceedings (docket number N-87-52(PCD)) which included the granting of Registrant's motion for judgement on the pleadings. As a result of this judgement, no complaints were then pending in the U.S. District Court involving the Registrant.

On April 17, 1995, the State filed its notice of appeal from this final judgement with the U.S. District Court. On May 10, 1995, EPA filed its notice of appeal from the judgement.

On November 1, 1996 the U.S. Court of Appeals for the Second Circuit reversed the District Court ruling dismissing EPA and State of Connecticut environmental claims against the Registrant and environmental claims by the Laurel Park and Beacon Heights Coalitions against numerous defendants. The Court of Appeals remanded the case to the U.S. District Court in Connecticut for further proceedings. The governmental lawsuits, brought after governmental settlements with the Coalitions, seek to recover remediation costs of the governments unreimbursed by the Coalition settlements or the settlement with the owner/operator in connection with the Laurel Park and Beacon Heights landfills. The EPA has claimed that the Registrant and five other defendants (two corporate and three individual) are responsible for an aggregate of $4.2 million in remediation costs with respect to the Beacon Heights landfill and that the Registrant and one other corporate defendant are responsible for an aggregate of $2.5 million in remediation costs with respect to the Laurel Park landfill; Connecticut has claimed that the Registrant and one other defendant are responsible for an aggregate of $.08 million in remediation costs with respect to the Laurel Park landfill. The Registrant intends to continue to vigorously contest any liability relating to these governmental claims. The Registrant would also pursue its rights of contribution against the other defendants in the event of any liability, which the Registrant expects would significantly reduce any liability imposed. In addition, it would file claims against its insurance carriers.

In its decision, the Second Circuit also reversed the U.S. District Court's dismissal of numerous actions brought by the Beacon Heights and Laurel Park Coalitions against non-settling parties. These Coalitions assumed full responsibility for cleaning up the two landfill sites and, as noted above, the Registrant has settled with both Coalitions with respect to liability at these sites in 1994. It is believed that many of the defendants in the pending Coalition actions and certain other persons who have not been sued by the governments have a responsibility for remediation cost and may be brought into these actions as co-defendants with the Registrant. The Registrant intends to resist the EPA and State claims and if necessary bring these other persons into the action to share the costs of reimbursements to the governments if ultimately imposed.

The Registrant will continue to vigorously pursue its legal interest in this matter. The Registrant believes that these actions will not have a materially adverse impact on the Registrant's consolidated financial position, operating results or liquidity.

The Registrant is currently involved in two actions with MMI Investments, LLC
("MMI").   The first action is captioned MMI Investments, LLC vs. The Eastern
Company, Docket number CV 96-134473 ("MMI's action"). The second action is The Eastern Company vs. MMI Investments, LLC, docket number CV 96-134839 ("Eastern's action"). The two actions have been consolidated and are pending in the Connecticut Superior Court for the Judicial District of Waterbury at Waterbury. MMI's action was filed on or about August 15, 1996. The Registrant's action was filed on or about September 9, 1996.

In MMI's action, MMI is seeking an order of mandamus from the Court to compel the Registrant to turn over a copy of its shareholder list to MMI. The Registrant has denied the request and defended the action on the grounds that MMI has not satisfied the requirements of Connecticut law governing shareholder requests for a shareholder list.

In the Registrant's action, it seeks injunctive relief enjoining MMI (purporting to represent 10% of the Registrant's shares) from calling or attempting to call a special meeting of the Registrant's shareholders on the grounds that (A) the request does not comport with the threshold requirement under Connecticut Law and the Registrant's bylaws that the request be made by holders of at least 35% of the Registrant's shares and (B) that the purported purposes submitted by MMI for the special meeting are improper. The Registrant also seeks declaratory relief regarding these two issues.

There are no other material legal proceedings, other than ordinary routine litigation incidental to the business, to which either the Registrant or any of its subsidiaries is a party of or which any of their property is the subject.



ITEM 2            CHANGES IN SECURITIES
                  None

ITEM 3            DEFAULTS UPON SENIOR SECURITIES
                  None

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  None

ITEM 5            OTHER INFORMATION
                  None

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K

                  On July 29, 1996, The Board of Directors of The Eastern Company (the "Registrant") amended the By-laws of the Registrant as set forth in Exhibit 1 of Form 8K filed with the Commission on July 29, 1996 pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE EASTERN COMPANY
(Registrant)




DATE:  November 12, 1996      By /s/ STEDMAN G. SWEET
                                ---------------------
                                     Stedman G. Sweet
                                     President and Chief Executive Officer





DATE:  November 12, 1996      By /s/ DONALD E. WHITMORE, JR.
                                  ---------------------------
                                     Donald E. Whitmore, Jr., Vice
                                     President and Chief Financial Officer