Form 10-K
period 1996-12-28
EASTERN CO
filed 1997-03-27
CIK 31107

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
  For the Fiscal Year ended December 28, 1996       Commission File Number 0-599

                                THE EASTERN COMPANY
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)

     Connecticut                                              06-0330020
------------------------------                           ----------------------
State or other jurisdiction of                              (IRS Employer
incorporation or organization)                           Identification Number)

112 Bridge Street, Naugatuck, Connecticut                       06770
-----------------------------------------                    ----------
(address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:        (203)729-2255
                                                   --------------------------

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class                  Name of exchange on which registered
      -------------------                  ------------------------------------
      None                                 None

Securities registered pursuant to Section 12(g) of the Act:

                             Common Stock No Par Value
          ------------------------------------------------------------
                                  (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes X      No
       -----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1997.

  Common Stock, No Par Value -  $37,661,734
----------------------------------------------

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Class                                 Outstanding at February 28, 1997
------------------------------------         ----------------------------------
    Common Stock, No Par Value                            2,764,164

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1996 annual report to shareholders (fiscal year ended December 28, 1996) are incorporated by reference into Parts I and II.

Portions  of  the  annual  proxy   statement   dated  February  28,  1997  are
incorporated by reference into Part III.

                                      PART I
                                      ------


ITEM 1   BUSINESS

         (a)  General Development of Business

         The business of the Registrant is the manufacturing and/or purchasing and sale of a diversified line of products from four operations and four wholly-owned subsidiaries. The Registrant maintains seven physical locations.

         The Registrant has a wide range of security products or items used to close and fasten, in the electronic and industrial markets, retail, transportation, and mining industries. Typical items include heavy-duty hinges, multi-point latching devices, dial and keyless combination locks, multi-circuit switch locks, padlocks, lock cylinders, mine roof fasteners, contract castings and keys.

         The Registrant is promoting growth by expanding present product lines, and developing new products. In addition, desirable outside product lines, similar to those recently purchased, which complement present lines and/or companies, may be acquired if they generally fit management's expertise in marketing or manufacturing.

         Approximately one third of our 1996 capital expenditure budget was spent on new tooling for the production of new products introduced at all operations throughout the year. The remaining expenditures were for normal replacement of equipment, improvements in productive efficiency and the expansion of existing capacity.

         Products are sold to original equipment manufacturers or distributors through a distribution channel consisting of in-house salesmen, outside sales representatives and distributors. Sales efforts are concentrated on in-house sales personnel where greater representation of our diverse product lines can be promoted across a variety of markets.

         (b)  Narrative Description of Business

         The Registrant's operations consist of a single business segment - security products. Security products are used to close, lock or secure equipment used in the industrial, transportation, and mining industries.

         Competitive conditions follow the national economic trend.

         The Registrant sells its products in specialized diverse security markets. Although service, quality and price are major criteria for servicing these markets, the continued introduction of new and improved products is vital for maintaining and increasing market share. During 1996 new handles, locking mechanisms and hinges were manufactured and sold to the transportation industry. A number of these products are being modified for use in the railroad industry. Successful introduction of a tool box lock to the industrial and vehicular markets have expanded our customer base and help offset the cyclical decline in the tractor trailer markets. Continued investment in the development of keyless locks resulted in the introduction of a new keyless cam switch lock for the computer industry.

         The decline for engineered fasteners used in the underground mining industry is being replaced by new business being obtained in the contract casting market. Additionally, Eastern acquired certain assets of Excel Mining Systems which significantly strengthened our position as the primary supplier to this market, which the company anticipates will increase sales to the mining industry over the coming year.

         The Registrant's facilities have the ability to engineer new products for existing and new customers to meet the ever changing requirements in the markets in which it competes. The Registrant has worked with many customers to develop products to meet specific applications. Examples of this are the new keyless cam locks for the computer industry, a recessed handle mechanism for a gym locker manufacturer and the combination of the Registrant's Warlock patents with technology that allows end-users to change key combinations without removing the locks.

         Raw materials and outside services were readily available from domestic sources during 1996 and are expected to be readily available in 1997 and the foreseeable future.

         Patent protection for the various product lines is fairly limited, but is sufficient to enhance competitive positions. Foreign sales and license agreements are not significant.

         The Registrant's business is not seasonal.

         Customer lists for all operating locations are broad-based geographically and by markets and sales are not highly concentrated by customer. No customer accounted for 10% or more of the Registrant's consolidated revenue for the year ended December 28, 1996.

         The Registrant continues to maintain a strong balance sheet with working capital at a stable level through strong management control on receivables and inventories.

         Quick  response  to  customer   orders  is  becoming  more   important.
  Consequently investments in additional inventories are made on a selective basis to meet the rapid delivery requirements of our customers.

         The dollar amount of the levels of orders in the Registrant's backlog is believed to be firm as of fiscal year ended December 28, 1996 at $5,317,000, as against $6,466,000 at December 30, 1995.

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

         Research and development expenditures in 1996 were $142,000 and represented less than 1% of gross revenues. In 1995 and 1994 they were
  $353,000 and $372,000, respectively. The projects involved mine roof fasteners, and other malleable iron products, transportation and industrial hardware, and locking device hardware.

         Total lease obligations of the Registrant, including buildings, autos and trucks and miscellaneous office equipment, for each of the next five years are $280,000, $283,000, $287,000, $289,000 and $289,000. In 1996, lease costs were $275,000.

         The average number of employees in 1996 was 494.

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

         On November 1, 1996 the U.S. Court of Appeals for the Second Circuit reversed the District Court ruling dismissing EPA and State of Connecticut environmental claims against the Registrant and environmental claims by the Laurel Park and Beacon Heights Coalitions against numerous defendants. The Court of Appeals remanded the case to the U.S. District Court in Connecticut for further proceedings. The governmental lawsuits, brought after governmental settlements with the Coalitions, seek to recover remediation costs of the governments unreimbursed by the Coalition settlements or the settlement with the owner/operator in connection with the Laurel Park and Beacon Heights landfills. The EPA has claimed that the Registrant and five other defendants (two corporate and three individual) are responsible for an aggregate of $4.2 million in remediation costs with respect to the Beacon Heights landfill and that the Registrant and one other corporate defendant are responsible for an aggregate of $2.5 million in remediation costs with respect to the Laurel Park landfill; Connecticut has claimed that the Registrant and one other defendant are responsible for an aggregate of $80,000 in remediation costs with respect to the Laurel Park landfill. The Registrant intends to continue to vigorously contest any liability relating to these governmental claims. The Registrant would also pursue its rights of contribution against the other defendants in the event of any liability, which the Registrant expects would significantly reduce any liability imposed. In addition, it would file claims against its insurance carriers.

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

         On or about December 12, 1996, NRS Carting Company and Zollo Drum Company, Inc., defendants to the Coalitions' actions but not to the governments' actions, petitioned the Court of Appeals for rehearing relative to the Court's decision regarding successor liability. As a result, the Court of Appeals has not yet entered judgment as to any of the matters addressed in its November 1, 1996 decision, including its decision relative to the Registrant. Although the filing of the petition for rehearing has meant a delay in entry by the Court of Appeals of its judgment, any proceedings by the Court of Appeals regarding the issue of successor liability is not expected to impact the merits of the governments' actions against the Registrant.

         The Registrant will continue to vigorously pursue its legal interest in this matter. The Registrant believes that these actions will not have a materially adverse impact on the Registrant's consolidated financial position, operating results or liquidity.

         The Registrant was involved in two actions with MMI Investments, LLC ("MMI"). The first action, filed on or about August 15, 1996, was captioned MMI Investments, LLC vs. The Eastern Company, Docket number CV 96-134473 ("MMI's action"). The second action, filed on or about September 9, 1996, was captioned The Eastern Company vs. MMI Investments, LLC, docket number CV 96-134839 ("Eastern's action"). The two actions were consolidated before the Connecticut Superior Court for the Judicial District of Waterbury at Waterbury.

         In MMI's action, MMI sought an order of mandamus from the Court to compel the Registrant to turn over a copy of its shareholder list to MMI.

         In the Eastern action, the Registrant sought to enjoin MMI (purporting to represent 10% of the Registrant's shares) from calling or attempting to call a special meeting of the Registrant's shareholders on the grounds that (A) its request did not comport with the threshold requirement under Connecticut law and the Registrant's bylaws that the request be made by holders of at least 35% of the Registrant's shares and (B) the purported purposes submitted by MMI for the special meeting were improper. The Registrant also sought declaratory relief regarding these two issues.

         On December 3, 1996, the Connecticut Superior Court issued a decision enjoining MMI from calling a special meeting pursuant to any request for the call of such a meeting made prior to that date by MMI. The court held that the written request of holders of at least 35% of Eastern's shares was required under Connecticut law to call a special meeting of shareholders. The court permitted MMI to inspect the Registrant's shareholder list. The Registrant and MMI each filed an appeal of the court's decision, which appeals were withdrawn on January 21, 1997.

      There are no other material legal proceedings, other than ordinary routine litigation incidental to the business, to which either the Registrant or any of its subsidiaries is a party of or which any of their property is the subject.



ITEM 4   SUBMISSION OF MATTERS TO SHAREHOLDERS

         None

                                      PART II
                                      -------


ITEM 5 MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         The portion of the 1996 Annual Report to Shareholders appearing on page
  24  under  the  heading   "Common  Stock  Market  Prices  and   Dividends"  is
  incorporated herein by reference.


ITEM 6   SELECTED FINANCIAL DATA

         The   financial   data  on  page  21  of  the  1996  Annual  Report  to
Shareholders, captioned "1996 - 1992 Summary of Operations" is incorporated herein by reference.


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following portions of the 1996 Annual Report to Shareholders are incorporated herein by reference:

         (a) All of the material in the President's Letter found on pages 2 and 3 of the Annual Report.

         (b) All of the material on pages 22 and 23 under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations".


ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the Registrant and its subsidiaries and report of independent auditors included on pages 10 to 20 of the Annual Report to Shareholders for the fiscal year ended December 28, 1996 are incorporated herein by reference as follows:

         (a) Consolidated Balance Sheets -- December 28, 1996 and December 30, 1995.

         (b) Consolidated Statements of Income -- Fiscal years ended December 28, 1996, December 30, 1995 and December 31, 1994.

         (c) Consolidated Statements of Shareholders' Equity -- Fiscal years ended December 28, 1996, December 30, 1995 and December 31, 1994.

         (d) Consolidated Statements of Cash Flows -- Fiscal years ended December 28, 1996, December 30, 1995 and December 31, 1994.

         (e) Notes to Consolidated Financial Statements -- December 28, 1996, December 30, 1995 and December 31, 1994.

         With respect to Quarterly Results of Operations there are incorporated herein by reference the following additional portions of the 1996 Annual Report to Shareholders:

         (a) The portion of the 1996 Annual Report to Shareholders appearing on page 24 under the heading "Quarterly Results of Operations" is incorporated herein by reference.

         (b) Paragraphs 5 and 15 under the caption "Results of Operations" on pages 22 and 23.

         (c) Five paragraphs on page 23 under the caption "Impact of Inflation and Changing Prices."

         With respect to stock options, the Registrant notes that stock options did not have a materially dilutive effect on net income per share for the fiscal years ended December 28, 1996, December 30, 1995 and December 31, 1994.

         There are incorporated herein by reference the portions of the Registrant's definitive proxy statement filed with the Commission pursuant to Regulation 14A since the close of its fiscal year, which involve Stock Options, the information appearing on pages 11, 14, 16, 17, 18 and 19.


ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                     PART III
                                     --------


ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         There are incorporated herein by reference the portions of the Registrant's definitive proxy statement filed with the Commission pursuant to regulation 14A since the close of its fiscal year, which involve the election of Directors, the information appearing on pages 3 through 4 of said proxy statement, being the portion captioned "1. Election of Three Directors". The Registrant's only Executive Officers are Stedman G. Sweet, President and Chief Executive Officer and Donald E. Whitmore, Jr., Vice President, Secretary, Treasurer and Chief Financial Officer.


ITEM 11  EXECUTIVE COMPENSATION

         There are incorporated herein by reference the portions of the Registrant's definitive proxy statement filed with the Commission pursuant to Regulation 14A since the close of its fiscal year, which involve the election of Directors, the information appearing on pages 13 through 19 of said proxy statement.


ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) There are incorporated herein by reference the portions of the Registrant's definitive proxy statement filed with the Commission pursuant to Regulation 14A since the close of its fiscal year, which involve the security ownership of certain beneficial shareholders, the information appearing on pages 9 and 11 through 12 of said proxy statement.

         (b) There are incorporated herein by reference the portions of the Registrant's definitive proxy statement filed with the Commission pursuant to Regulation 14A since the close of its fiscal year, which involve the security ownership of management, the information appearing on pages 9 through 12 of said proxy statement.

         (c)  Changes in Control

                  Not Applicable.


ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (a)  Not applicable

         (b) There are incorporated herein by reference the portions of the Registrant's definitive proxy statement filed with the Commission pursuant to Regulation 14A since the close of its fiscal year, which involve the Election of Directors, the information appearing on pages 3 and 4 of said proxy Statement, being the portion captioned "1. Election of Three Directors".

         (c)  Not applicable.

         (d)  Not applicable.

                                    PART IV
                                    -------


ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)  Documents filed as part of this report.

         1 and 2. The response to this portion of Item 14 is submitted as a separate section of this report appearing on page 14.

         3.         Exhibits

               (3) Restated Certificate of Incorporation dated August 14, 1991 is incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1991 and the Registrant's Form 8-K filed on February 13, 1991. Amended and restated bylaws dated July 29, 1996 is incorporated by reference to the Registrant's Form 8-K filed on July 29, 1996.

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

              (10) (a) Employment Agreement dated May 1, 1996 with Stedman G. Sweet is attached beginning on page 29.

              (b) Employment Agreement dated May 1, 1996 with Donald E. Whitmore, Jr. is attached beginning on page 34.

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

             (d) Deferred Compensation Agreement dated May 30, 1996 with Stedman G. Sweet is attached beginning on page 39.

              (e) Supplemental Retirement Plan dated August 16, 1994 with Stedman G. Sweet is incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

              (f) The Eastern Company 1995 Executive Stock Incentive Plan dated as of February 7, 1997 incorporated by reference to the Registrant's Form S-8 filed on February 7, 1997.

              (g)   The  Eastern  Company  Directors  Fee  program  dated  as of
                    February  7,  1997   incorporated   by   reference   to  the
                    Registrant's Form S-8 filed on February 7, 1997.

              (11) Statement Re: Computation of Per Share Earnings is attached on page 47.

              (13)  1996 Annual Report to  Shareholders  attached hereto on page
                    49.

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

            (99) Financial Statements and Supplemental Schedules and report of independent auditors for the period ended December 31, 1996 and 1995, and period from May 1, 1994 (inception of plan) to December 31, 1994 of The Eastern Company Savings and Investment Plan is attached beginning on page 18.

(b)  Reports on Form 8-K.

         There were no reports on Form 8-K filed during the last quarter of the fiscal year ended December 28, 1996.

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

Dated March 26, 1997                 THE EASTERN COMPANY

                                 /s/ Donald E. Whitmore, Jr.
                                  By---------------------------------------
                                     Donald E. Whitmore, Jr.
                                     Director, Vice President, Treasurer,
                                     Secretary and Chief Financial Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/  Stedman G. Sweet
---------------------------------------      March 26, 1997
     Stedman G. Sweet
     Director, President
     and Chief Executive Officer


/s/  Donald E. Whitmore, Jr.
---------------------------------------      March 26, 1997
     Donald E. Whitmore, Jr.
     Director, Vice President, Treasurer,
     Secretary and Chief Financial Officer


/s/  John W. Everets
---------------------------------------      March 26, 1997
     John W. Everets
     Director


/s/  Charles W. Henry
---------------------------------------      March 26, 1997
     Charles W. Henry
     Director


/s/  Ole K. Imset
---------------------------------------      March 26, 1997
     Ole K. Imset
     Director


/s/  Leonard F. Leganza
---------------------------------------      March 26, 1997
     Leonard F. Leganza
     Director


/s/  Russell G. McMillen
---------------------------------------      March 26, 1997
     Russell G. McMillen
     Director


/s/  David C. Robinson
---------------------------------------      March 26, 1997
     David C. Robinson
     Director


/s/  Donald S. Tuttle, III
---------------------------------------      March 26, 1997
     Donald S. Tuttle, III
     Director

                     The Eastern Company and Subsidiaries

                       Form 10-K-Item 14 (a) (1) and (2)

         Index to Financial Statements and Financial Statement Schedule


  The following consolidated financial statements of The Eastern Company and subsidiaries and report of independent auditors, included in the annual report of the registrant to its shareholders for the fiscal year ended December 28, 1996 are incorporated by reference in Item 8:

         Report of Independent Auditors

         Consolidated Balance Sheets - December 28, 1996 and December 30, 1995

         Consolidated Statements of Income - Fiscal years ended December 28, 1996, December 30, 1995 and December 31, 1994.

         Consolidated Statements of Shareholders' Equity - Fiscal years ended December 28, 1996, December 30, 1995 and December 31, 1994

         Consolidated Statements of Cash Flows - Fiscal years ended December 28, 1996, December 30, 1995 and December 31, 1994

         Notes to Consolidated Financial Statements

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

                     CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in this Annual Report (Form 10-k) of The Eastern Company of our report dated January 31, 1997, included in the 1996 Annual Report to Shareholders of The Eastern Company.

Our audits also included the financial statement schedule of The Eastern Company listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     We also consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-29452) pertaining to The Eastern Company 1983 Stock Option Plan, the Registration Statement (Form S-8 No. 2-86285) pertaining to The Eastern Company 1989 Stock Option Plan, the Registration Statement (Form S-8 No. 333-79324) pertaining to The Eastern Company Savings and Investment Plan, the Registration Statement (Form S-8 No. 333-21349) pertaining to The Eastern Company 1995 Executive Stock Incentive Plan, and the Registration Statement (Form S-8 No. 333-21351) pertaining to The Eastern Company Directors Fee program of our report dated January 31, 1997, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedule included in this Annual Report (Form 10-K) of The Eastern Company.
                                                          /s/ ERNST & YOUNG LLP
Hartford, Connecticut                                         ERNST & YOUNG LLP
March 24, 1997

                          CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-79324) pertaining to The Eastern Company Savings and Investment Plan of our report dated February 6, 1997 with respect to the financial statements and schedule of The Eastern Company Savings and Investment Plan included in this Annual Report (Form 10-K) as Exhibit 99 for the fiscal year ended December 28, 1996.


                                                          /s/ ERNST & YOUNG LLP
Hartford, Connecticut                                         ERNST & YOUNG LLP
March 24, 1997

                             The Eastern Company and Subsidiaries

                       Schedule II -- Valuation and Qualifying Accounts



          COL. A                      COL. B                           COL. C                     COL. D           COL. E
                                                                     ADDITIONS
Description                                                   (1)             (2)
                               Balance at Beginning    Charged to Costs   Charged to Other      Deductions -   Balance at End
                                     of Period           and Expenses     Accounts-Describe     Describe         of Period

Fiscal year ended December 28, 1996:
  Deducted from asset accounts:
    Allowance for doubtful accounts      $501,000          $251,881                             $185,881(a)      $567,000



Fiscal year ended December 30, 1995:
  Deducted from asset accounts:
    Allowance for doubtful accounts      $330,000          $261,687                             $90,687(a)      $501,000



Fiscal year ended December 31, 1994:
  Deducted from asset accounts:
    Allowance for doubtful accounts      $363,320          $120,000                             $153,320(a)      $330,000








(a)  Uncollectible accounts written off, net of recoveries

                               The Eastern Company Savings
                                   and Investment Plan

                               (Exhibit (99) to Form 10-K)

                                   Financial Statements
                                and Supplemental Schedule


                    Years ended December 31, 1996 and 1995, and Period from
                     May 1, 1994 (inception of plan) to December 31, 1994



                                    Contents

Report of Independent Auditors..............................19

Financial Statements

Statements of Assets Available for Benefits.................20
Statements of Changes in Assets Available for Benefits......21
Notes to Financial Statements...............................23


Supplemental Schedule

Schedule of Investments.....................................27

                         Report of Independent Auditors

Plan Administrator of
The Eastern Company Savings and Investment Plan

We have audited the accompanying statements of assets available for benefits of The Eastern Company Savings and Investment Plan (the "Plan") as of December 31, 1996 and 1995, and the related statements of changes in assets available for benefits for the years ended December 31, 1996 and 1995, and the period from May 1, 1994 (inception of plan) to December 31, 1994. Our audits also included the supplemental schedule of investments as of December 31, 1996 and 1995. These financial statements and supplemental schedule are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets available for benefits of the Plan at December 31, 1996 and 1995, and the changes in assets available for benefits for the years ended December 31, 1996 and 1995, and the period from May 1, 1994 to December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related supplemental schedule of investments, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

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



Hartford, Connecticut                                 /s/ERNST & YOUNG LLP
February 6, 1997                                         Ernst & Young LLP


                 The Eastern Company Savings and Investment Plan

                   Statements of Assets Available for Benefits


                                                                Fund Information
                                                     Daily                         Growth and          Eastern
                                 Participant       Dividend          Income          Income            Common
                                  Loan Fund       Trust Fund          Fund            Fund           Stock Fund         Total

December 31, 1996
Assets
Investments:
    The Eastern Company
       Common Stock                                                                                 $   128,817      $     128,817
    Mutual funds                                  $    71,530      $  134,105      $   710,784            1,133            917,552
    Participant loans
       receivable               $    3,099                                                                                   3,099
                                ----------        -----------      ----------     ------------      -----------      --------------
Total investments                    3,099             71,530         134,105          710,784          129,950          1,049,468

Contributions receivable:
    Employee                                              482           1,325            5,731            1,061              8,599
    Employer                                              276             751            3,250              603              4,880
Contribution receivable
    from (payable to)
    other funds                                       (23,970)          4,423           14,368            5,179                 -
                                ----------       ------------      ----------     ------------      -----------      ------------
Assets available for
    benefits                    $    3,099       $     48,318      $  140,604     $    734,133      $   136,793      $   1,062,947
                                ==========       ============      ==========     ============      ===========      =============


December 31, 1995
Assets
Investments:
    The Eastern Company
       Common Stock                                                                                  $   83,080      $     83,080
    Mutual funds                                   $   57,635      $   92,640     $   382,333            10,269           542,877
    Participant loans
       receivable               $    5,337                                                                                  5,337
                                ----------       ------------      ----------     ------------      -----------      ------------
Total investments                    5,337             57,635          92,640          382,333           93,349           631,294

Contributions receivable:
    Employee                                              605           1,455            5,127            1,578             8,765
    Employer                                              341             814            2,873              885             4,913
Contribution receivable
    from (payable to)
    other funds                                       (25,293)          3,719           25,109           (3,535)               -
                                ----------       ------------      ----------     ------------      -----------      ------------
Assets available for
    benefits                      $  5,337       $     33,288      $   98,628     $    415,442      $    92,277      $    644,972
                                ==========       ============      ==========     ============      ===========      ============

See accompanying notes.



                                                   The Eastern Company Savings and Investment Plan

                                               Statements of Changes in Assets Available for Benefits


                                                                Fund Information
                                                     Daily                         Growth and          Eastern
                                 Participant       Dividend          Income          Income            Common
                                  Loan Fund       Trust Fund          Fund            Fund           Stock Fund         Total
Year ended
    December 31, 1996
Investment income:
    Dividends                                    $      3,130      $    7,266     $     54,469      $     4,104      $      68,969
Net realized and
    unrealized appreciation
    (depreciation) in fair
    value of investments                                               (2,271)          46,662            7,923             52,314
                                                 ------------      ----------     ------------      -----------      -------------
                                                        3,130           4,995          101,131           12,027            121,283
Contributions:
    Employee                                           13,622          44,187          201,676           33,187            292,672
    Employer                                            2,413           7,354           30,460            5,750             45,977
                                                 ------------      ----------     ------------      -----------      -------------
                                                       16,035          51,541          232,136           38,937            338,649
Benefits paid to
    participants                                       (1,010)        (14,140)         (22,480)          (3,595)           (41,225)

Loan default                     $    (732)                                                                                   (732)

Interfund transfers                 (1,506)            (3,125)           (420)           7,904           (2,853)                -
                                 ---------       ------------      ----------     ------------      -----------      -------------
Net increase                        (2,238)            15,030          41,976          318,691           44,516            417,975
Assets available for
    benefits
    Beginning of year                5,337             33,288          98,628          415,442           92,277            644,972
                                 ---------       ------------      ----------     ------------      -----------      -------------

    End of year                  $   3,099       $     48,318      $  140,604     $    734,133      $   136,793      $   1,062,947
                                 =========       ============      ==========     ============      ===========      =============



                                                                Fund Information
                                                     Daily                         Growth and          Eastern
                                 Participant       Dividend          Income          Income            Common
                                  Loan Fund       Trust Fund          Fund            Fund           Stock Fund         Total




Year ended
    December 31, 1995
Investment income:
    Dividends                                    $      1,860      $    4,003     $     20,890      $     1,547      $     28,300
Net realized and
    unrealized appreciation
    (depreciation) in fair
    value of investments                                                6,291           50,196           (6,811)           49,676
                                                 ------------      ----------     ------------      ------------     ------------
                                                        1,860          10,294           71,086           (5,264)           77,976
Contributions:
    Employee                                           16,789          56,564          187,704           57,441           318,498
    Employer                                            3,237           8,147           29,655            8,704            49,743
                                                 ------------      ----------     ------------      -----------      ------------
                                                       20,026          64,711          217,359           66,145           368,241
Benefits paid to
    participants                                       (3,528)         (7,621)         (11,616)          (1,362)          (24,127)

Interfund transfers             $    5,337                857          (6,187)           5,208           (5,215)               -
                                ----------       ------------      -----------    ------------      ------------     ------------
Net increase                         5,337             19,215          61,197          282,037           54,304           422,090
 Assets available for
     benefits
    Beginning of year               -                  14,073          37,431          133,405           37,973           222,882
                                ----------       ------------      ----------     ------------      -----------      ------------

    End of year                 $    5,337       $     33,288      $   98,628     $    415,442      $    92,277      $    644,972
                                ==========       ============      ==========     ============      ===========      ============

See accompanying notes


                 The Eastern Company Savings and Investment Plan

             Statements of Changes in Assets Available for Benefits


                                                                        Fund Information
                                                     Daily                         Growth and          Eastern
                                                   Dividend          Income          Income            Common
                                                  Trust Fund          Fund            Fund           Stock Fund         Total

Period from May 1, 1994
    (inception of plan) to
    December 31, 1994 Investment income:
    Dividends                                    $        181       $     545     $      3,873      $       265      $      4,864
Net realized and
    unrealized appreciation
    (depreciation) in fair
    value of investments                                                 (563)          (5,690)          (2,710)           (8,963)
                                                 ------------      ----------     ------------      -----------      ------------
                                                          181             (18)          (1,817)          (2,445)           (4,099)

Contributions:
    Employee                                           10,920          32,100          117,788           35,764           196,572
    Employer                                            1,737           5,349           18,069            5,254            30,409
                                                 ------------      ----------     ------------      -----------      ------------
                                                       12,657          37,449          135,857           41,018           226,981

Interfund transfers                                     1,235                             (635)            (600)               -
                                                 ------------      ----------     ------------      -----------      ------------
Net increase and assets
    available for benefits
    at end of period                             $     14,073      $   37,431     $    133,405      $    37,973      $    222,882
                                                 ============      ==========     ============      ===========      ============

                 The Eastern Company Savings and Investment Plan

                          Notes to Financial Statements

                                December 31, 1996


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

Contributions

Participants may contribute between 1% and 18% of their compensation up to the maximum allowed by the Internal Revenue Code. The Company makes matching contributions on the first 4% of participant contributions based on the published annual report after-tax return on investment. The Company's match was 25% in 1996, 1995, and 1994.

Participant Accounts

Each participant's account is credited with the participant's contributions and allocations of (a) the Company's contributions and (b) Plan earnings. Allocations are based on participant earnings or account balances, as defined. Forfeited balances of terminated participants' nonvested accounts are used to reduce future Company contributions ($4,783 and $1,436 at December 31, 1996 and 1995, respectively).

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

                 The Eastern Company Savings and Investment Plan

1. Description of Plan (continued)

Investment Options

Upon enrollment in the Plan, a participant may direct contributions in 10% increments to any of four investment options as follows:

                                                                                 Number of Participants
                                                                                        December 31
Name of Fund             Description of Fund                                   1996        1995      1994
------------             -------------------                                  ----------------------------

Daily Dividend Trust     Funds are invested in money
    Fund                    market instruments                                  39         42      41

Income Fund              Funds are invested in a diversified
                            portfolio of fixed-income securities                66         71      72

Growth and Income        Funds are invested primarily in
    Fund                    common stocks                                      132        135     132

Eastern Common Stock     Funds are invested in Common
    Fund                    Stock of The Eastern Company                        64         71      69

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

                 The Eastern Company Savings and Investment Plan

1. Description of Plan (continued)

As of December 31, 1996 and 1995, there were no assets allocated but not yet paid to participants who had withdrawn from the Plan.

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

3. Investments

Plan investments that represent 5 percent or more of the Plan's assets are as follows:

                                                  December 31
                                               1996          1995
                                           -----------------------
Mutual funds:
   Daily Dividend Trust Fund            $     71,530    $     57,635
   Income Fund                               134,105          92,640
   Growth and Income Fund                    710,784         382,333
The Eastern Company Common Stock             128,817          83,080
                                        ------------    ------------

                                        $  1,045,236    $    615,688
                                        ============    ============

                 The Eastern Company Savings and Investment Plan

3. Investments (continued)

The Plan's investments appreciated (depreciated) in value as follows:

                                                    December 31
                                         1996           1995           1994
                                   ----------------------------------------

Mutual funds                      $     44,391       $   56,487     $    (6,253)
The Eastern Company Common Stock  $      7,923           (6,811)         (2,710)
                                  ------------       ----------     -----------

                                  $     52,314       $   49,676     $    (8,963)
                                  ============       ==========     ===========

4. Income Tax Status

The Plan is qualified under the applicable section of the Internal Revenue Code and, as such, is not subject to income tax under present tax laws. The Plan Administrator is not aware of any course of action or series of events that have occurred which might adversely affect the Plan's qualified status.

5. Transactions with Parties-in-Interest

The Eastern Common Stock Fund is one of the available investment options within the Plan. This fund invests in the Common Stock of The Eastern Company. At December 31, 1996 and 1995, the Plan owned 9,722 shares valued at $128,817 and 6,782 shares valued at $83,080, respectively.

                 The Eastern Company Savings and Investment Plan

                             Schedule of Investments







                                         Balance Held at Close of     Value of
                                           Period.  Number of       Each Item
                                         Shares-Principal Amount    at Close of
                                           of Bonds and Notes         Period
Name of Issuer and Title of Issue
------------------------------------------------------------------------------

December 31, 1996

Putnam-Daily Dividend Trust Fund              71,529.530 Units    $     71,530
Putnam-Income Fund                            19,212.765 Units         134,105
Putnam-Growth and Income Fund                 39,842.172 Units         710,784
New England Securities-Money Market Fund       1,132.770 Units           1,133
The Eastern Company-Common Stock               9,722 Shares            128,817
Participant Loans                                                        3,099
                                                            ------------------
                                                                    $1,049,468
                                                            ==================

December 31, 1995

Putnam-Daily Dividend Trust Fund              57,635.190 Units    $     57,635
Putnam-Income Fund                            12,866.710 Units          92,640
Putnam-Growth and Income Fund                 23,806.547 Units         382,333
New England Securities-Money Market Fund      10,269.000 Units          10,269
The Eastern Company-Common Stock               6,782 Shares             83,080
Participant Loans                                                        5,337
                                                            ------------------
                                                                   $   631,294
                                                            ==================

                              EMPLOYMENT AGREEMENT

         THIS AGREEMENT, entered into as of the 1st day of May, 1996, between THE EASTERN COMPANY, a Connecticut corporation with its principal place of business located in Naugatuck, Connecticut, (hereinafter the "Company") and STEDMAN G. SWEET, an individual residing at 31 Woodbury Road, Watertown, Connecticut 06795, (hereinafter the "Employee").

         1. Employment. The Company hereby employs the Employee, and the Employee hereby accepts employment, on the terms and conditions hereinafter set forth.
         2. Term. The Term of this Agreement shall begin on May 1, 1996 and shall continue for a period of two (2) years ending at 11:59 p.m. on April 30, 1998. Notwithstanding the foregoing, on May 1, 1997 and on each following May 1 thereafter, this Agreement shall be automatically extended for an additional period of one (1) year. In no event, however, will the Term of this Agreement extend beyond May 1, 2002 which is the Employee's Normal Retirement Date under the Salaried Employees' Retirement Plan of The Eastern Company.

         3. Compensation. The Company will pay to the Employee as compensation for Employee's services hereunder an annual salary of not less than Two Hundred Ten Thousand Dollars ($210,000.00) payable in equal installments on each pay date for full time employees of the Company. In addition, the Company shall also reimburse the Employee for all reasonable expenses necessarily incurred by Employee in the performance of Employee's duties hereunder. The Employee's salary shall be reviewed by the appropriate committee of the Board of Directors of the Company at the same time as salaries of other executives are reviewed and nothing in this Agreement shall be deemed to prohibit an increase in the annual salary of the Employee if such committee so recommends and the Board of Directors approves.
         (a) During the term of this Agreement, including any renewal period, for each fiscal year of the Company, the Employee shall have the opportunity to earn and receive bonus incentive compensation as he may become entitled to receive under The Eastern Company Amended and Restated Executive Incentive Compensation Plan in effect on the date hereof (the "Incentive Plan"). It is expressly understood and agreed, however, that after April 30, 1998, the Company shall have the right to modify, substitute or terminate said Incentive Plan, including, without limitation, the goals by which bonuses will be calculated and earned.
         (b) In the event that the Company breaches its obligations under this Agreement, including, without limitation, the obligation to continue the employment of the Employee until the termination date, then the Company shall pay to the Employee, as liquidated damages: (a) a sum equal to his annual salary at the then current annual rate; and (b) any compensation which would have been payable to the Employee under the Company's Incentive Plan (or any substitute plan) for the then current fiscal year prorated to the date his employment terminates.
         (c) In the event that the employment of the Employee is terminated as a result of a change of control of the Company (as defined in Section 9 below) then the Company shall pay to the Employee as liquidated damages: (i) a sum equal to his annual salary at the then current annual rate; (ii) a sum equal to his total compensation for the prior fiscal year of the Company; and (iii) any compensation which would have been payable to the Employee under the Company's Incentive Plan (or any substitute plan) had he continued in the employment of the Company until after the close of the then current fiscal year. All payments under this paragraph, however, will be subject to the limitations set forth in Schedule A attached hereto and made a part hereof.

         4. Duties. The Employee is engaged as the President and Chief Executive Officer of the Company and to perform such other duties as may from time to time be required of Employee by the Board of Directors of the Company, subject to
Section 5. The Employee agrees to serve as a member of the Board of Directors if elected by the shareholders and as a member of the board of directors of any subsidiary or affiliated corporation if appointed, without any additional compensation.

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

         6. Additional Benefits. In addition to the compensation provided for in
Section 3 hereof, the Deferred Compensation Agreement for the Chief Executive Officer of The Eastern Company as amended and restated on May , 1996, and the Supplemental Retirement Plan for the Chief Executive Officer of The Eastern Company dated August 16, 1994, shall remain in full force and effect, and the Company will provide the Employee with the benefits of all its employee benefit programs for full time executive officers of the Company including, without limitation, any pension, profit sharing, 401(k), stock options, medical and life insurance coverages provided to active and retired employees, together with such additions thereto as may from time to time be made, participation to be upon the same terms and conditions as generally relate to such full time executive officers. It is expressly understood and agreed, however, that the Company shall have the right to modify or substitute for any or all of such programs, provided that the Employee will be entitled to benefits under any modified or substituted programs which are at least as beneficial to the Employee as the programs in effect on the commencement date of the term hereof. The Employee shall also be entitled to a vacation each year in accordance with existing Company policy (but in no event less than four (4) weeks) and such other holiday and similar rights and privileges as are enjoyed generally by such full time executive officers.

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

         8. Nondisclosure. Employee will not, during Employee's employment or thereafter: (i) disclose to any person, or permit any person to have access to, any information or knowledge (including, without limitation, customer lists, price data, marketing information, and, in addition, any information of any present or prospective customer or consultant of the Company for whom the Company holds information in confidence), whether patentable or not, relating to the Company's business, manufacturing methods, tooling, processes, techniques, products or research, obtained by Employee while in the employ of the Company, and whether prepared by the Employee or others, to the extent such information or knowledge constitutes Confidential Information as defined below; (ii) use any such Confidential Information except for the Company's benefit; or (iii) copy any papers or other records or remove them from the Company property, except as may be necessary in the performance of Employee's duties hereunder. The Employee agrees that information and knowledge shall be deemed Confidential Information, unless it: (i) is already known to the Employee at the time of Employee's receipt thereof and the Employee can demonstrate such knowledge by Employee's written records; (ii) is or becomes publicly known through no wrongful act of the Employee; (iii) is approved for release by written authorization of the Company; or (iv) is not proprietary in nature, or sensitive with respect to the Company's business or likely to aid and assist a competitor.

         9. Covenant Not to Compete. Employee agrees that: (a) during the term of Employee's employment by the Company, and (b) in the event a Change in Control has not occurred, for the one (1) year period immediately following the termination of such employment (such period not to include any period of violation or period of time required for litigation to enforce this covenant), Employee will not, without the prior written consent of the Company, render services directly or indirectly (whether as an officer, director, consultant, partner or otherwise) to any Conflicting Organization in any portion of the United States or any other country in which the products of the Company are actively marketed or where one or more offices of the Company is now or hereafter located (the "Territory"), except that the Employee may accept employment with a Conflicting Organization whose business is diversified and which, as to part of its business, is not a Conflicting Organization, provided that the Company, prior to the Employee's accepting such employment, shall receive from such Conflicting Organization and from the Employee written assurances satisfactory to the Company that the Employee will not render services directly or indirectly in connection with any Conflicting Product. The one (1) year post-termination non-competition period set forth herein shall not apply in the event a Change in Control has occurred.
         (a) The term "Change in Control" shall mean a change in ownership or effective control of the Company or a change in ownership of a substantial portion of the assets of the Company. Whether or not a change in control has occurred will be determined in conformity with the requirements of Section 280G(b)(2)(A)(i) of the Internal Revenue Code of 1986, as amended, and the regulations promulgated pursuant thereto.
         (b) The term "Conflicting Organization," as used herein means any individual or organization who or which is engaged in research on, or development, production, assembly, processing, marketing or selling of, a Conflicting Product. The term "Conflicting Product", as used herein, means any product, process or service of any individual or organization, other than the Company, its parent, affiliated or subsidiary companies, which competes, or would compete, with a significant product with respect to which the Employee, in the course or as a result of Employee's employment by the Company, acquires or has access to Confidential Information, as defined in Section 8 above.
         (c) It is understood that in any new employment, the Employee may use his ordinary skill and non-confidential knowledge, even though said skill and non-confidential knowledge may have been gained at the Company.
         (d) In addition, the Employee shall not, during the term of his employment and (in the event a Change in Control has not occurred) for one (1) year thereafter, hold directly or indirectly an interest in any business which is competitive with the business of the Company without the permission of the Board of Directors. A stock ownership of five percent (5%) or less of a business shall not be such an "interest" contemplated hereunder.

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

         14. Disability Termination. If the Employee shall at any time be incapacitated by illness from rendering services of the character contemplated hereby for six (6) consecutive calendar months the Company may terminate this Agreement thereafter upon giving not less than sixty (60) days prior written notice to the Employee of its intention to do so and specifying said termination date. If the Employee shall have resumed his duties hereunder prior to the expiration of such sixty (60) day period, such notice of termination shall be deemed of no force or effect and this Agreement shall continue in full force as though such notice of termination had not been given. Upon termination of this Agreement under this Section 14, all of the respective obligations of the Company and the Employee under this Agreement shall terminate, except those obligations which would continue after expiration of the term of this Agreement had it continued until such date.

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

         16. Binding Effect. This Agreement and the rights and obligations hereunder shall inure to the benefit of, and be binding upon, the heirs, executors, administrators and assigns of the Employee and the Company's successors and assigns; but this Agreement shall not be assignable by either party without the consent of the other.

         17. Notice. Any notice required or permitted to be given under this Agreement shall be sufficient if in writing and if sent by registered mail to Employee's residence in the case of the Employee or to its principal office in the case of the Company.

         18. Entire Agreement. This Agreement contains the entire understanding among the parties hereto with respect to the subject matter hereof, and supersedes all prior and contemporaneous agreements and understandings, inducements or conditions, express or implied, oral or written, except as herein contained. This Agreement may not be modified or amended other than by an agreement in writing and signed by the parties hereto. This Agreement replaces and supercedes the existing Employment Agreement between the parties.

         19. Applicable Law. This Agreement shall be interpreted in accordance with the laws of the State of Connecticut.

         IN WITNESS WHEREOF, the parties hereto have set their hands and seals this 30th day of May, 1996, effective as of May 1, 1996.

                             THE EASTERN COMPANY


/s/ Stedman G.Sweet                        /s/ Russell G. McMillen
----------------------------------       By--------------------------------
    Stedman G.Sweet                            Russell G. McMillen
                                               Chairman

                                   SCHEDULE A


        In the event that payments become due under Section 3 hereof because of termination which is the result of a "change in control" as used for purposes of
Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"), then the present value of all payments to be made to the Employee following such change in control (after taking into account other payments included within said
Section 280G) shall not exceed 2.99 times the average of the annual compensation which was payable to the Employee by the Company (or any corporation affiliated with the Company ("Affiliate") within the meaning of Section 1504 of the Code) and includable in his gross income for Federal income tax purposes for the five calendar years (the "Base Period") preceding the calendar year in which a change in control of the Company occurred. Such average shall be determined in accordance with any temporary or final regulations promulgated under Section 280G(d) of the Code. Compensation payable to the Employee by the Company (or an Affiliate) shall include every type and form of compensation includible in his gross income in respect of his employment by the Company (or an Affiliate), including compensation income recognized as a result of the exercise of stock options or sale of the stock so acquired, except to the extent otherwise provided in temporary or final regulations promulgated under Section 280G(d) of the Code.

                              EMPLOYMENT AGREEMENT


         THIS AGREEMENT, entered into as of the 1st day of May, 1996, between THE EASTERN COMPANY, a Connecticut corporation with its principal place of business located in Naugatuck, Connecticut, (hereinafter the "Company") and DONALD E. WHITMORE, JR., an individual residing at 99 Deerbrooke Circle, Southington, Connecticut 06489, (hereinafter the "Employee").

         1. Employment. The Company hereby employs the Employee, and the Employee hereby accepts employment, on the terms and conditions hereinafter set forth.

         2. Term. The Term of this Agreement shall begin on May 1, 1996 and shall continue for a period of two (2) years ending at 11:59 p.m. on April 30, 1998. Notwithstanding the foregoing, on May 1, 1997 and on each following May 1 thereafter, this Agreement shall be automatically extended for an additional period of one (1) year. In no event, however, will the Term of this Agreement extend beyond May 1, 2000 which is the Employee's Normal Retirement Date under the Salaried Employees' Retirement Plan of The Eastern Company.

         3. Compensation. The Company will pay to the Employee as compensation for Employee's services hereunder an annual salary of not less than One Hundred Thirty Thousand Five Hundred Dollars ($130,500.00) payable in equal installments on each pay date for full time employees of the Company. In addition, the Company shall also reimburse the Employee for all reasonable expenses necessarily incurred by Employee in the performance of Employee's duties hereunder. The Employee's salary shall be reviewed by the appropriate committee of the Board of Directors of the Company at the same time as salaries of other executives are reviewed and nothing in this Agreement shall be deemed to prohibit an increase in the annual salary of the Employee if such committee so recommends and the Board of Directors approves.
         (a) During the term of this Agreement, including any renewal period, for each fiscal year of the Company, the Employee shall have the opportunity to earn and receive bonus incentive compensation as he may become entitled to receive under The Eastern Company Executive Incentive Compensation Plan adopted on the date hereof (the "Incentive Plan"). It is expressly understood and agreed, however, that after April 30, 1998, the Company shall have the right to modify, substitute or terminate said Incentive Plan, including, without limitation, the goals by which bonuses will be calculated and earned.
         (b) In the event that the Company breaches its obligations under this Agreement, including, without limitation, the obligation to continue the employment of the Employee until the termination date, then the Company shall pay to the Employee, as liquidated damages: (a) a sum equal to his annual salary at the then current annual rate; and (b) any compensation which would have been payable to the Employee under the Company's Incentive Plan (or any substitute plan) for the then current fiscal year prorated to the date his employment terminates.
         (c) In the event that the employment of the Employee is terminated as a result of a change of control of the Company (as defined in Section 9 below) then the Company shall pay to the Employee as liquidated damages: (i) a sum equal to his annual salary at the then current annual rate; (ii) a sum equal to his total compensation for the prior fiscal year of the Company; and (iii) any compensation which would have been payable to the Employee under the Company's Incentive Plan (or any substitute plan) had he continued in the employment of the Company until after the close of the then current fiscal year. All payments under this paragraph, however, will be subject to the limitations set forth in Schedule A attached hereto and made a part hereof.

         4. Duties. The Employee is engaged as the Vice President and Chief Financial Officer of the Company and to perform such other duties as may from time to time be required of Employee by the Board of Directors of the Company, subject to Section 5. The Employee agrees to serve as a member of the Board of Directors if elected by the shareholders and as a member of the board of directors of any subsidiary or affiliated corporation if appointed, without any additional compensation.

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

         6. Additional Benefits. In addition to the compensation provided for in
Section 3 hereof, the Company will provide the Employee with the benefits of all its employee benefit programs for full time executive officers of the Company including, without limitation, any pension, profit sharing, 401(k), stock options, medical and life insurance coverages provided to active and retired employees, together with such additions thereto as may from time to time be made, participation to be upon the same terms and conditions as generally relate to such full time executive officers. It is expressly understood and agreed, however, that the Company shall have the right to modify or substitute for any or all of such programs, provided that the Employee will be entitled to benefits under any modified or substituted programs which are at least as beneficial to the Employee as the programs in effect on the commencement date of the term hereof. The Employee shall also be entitled to a vacation each year in accordance with existing Company policy (but in no event less than four (4) weeks) and such other holiday and similar rights and privileges as are enjoyed generally by such full time executive officers.

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

         8. Nondisclosure. Employee will not, during Employee's employment or thereafter: (i) disclose to any person, or permit any person to have access to, any information or knowledge (including, without limitation, customer lists, price data, marketing information, and, in addition, any information of any present or prospective customer or consultant of the Company for whom the Company holds information in confidence), whether patentable or not, relating to the Company's business, manufacturing methods, tooling, processes, techniques, products or research, obtained by Employee while in the employ of the Company, and whether prepared by the Employee or others, to the extent such information or knowledge constitutes Confidential Information as defined below; (ii) use any such Confidential Information except for the Company's benefit; or (iii) copy any papers or other records or remove them from the Company property, except as may be necessary in the performance of Employee's duties hereunder. The Employee agrees that information and knowledge shall be deemed Confidential Information, unless it: (i) is already known to the Employee at the time of Employee's receipt thereof and the Employee can demonstrate such knowledge by Employee's written records; (ii) is or becomes publicly known through no wrongful act of the Employee; (iii) is approved for release by written authorization of the Company; or (iv) is not proprietary in nature, or sensitive with respect to the Company's business or likely to aid and assist a competitor.

         9. Covenant Not to Compete. Employee agrees that: (a) during the term of Employee's employment by the Company, and (b) in the event a Change in Control has not occurred, for the two (2) year period immediately following the termination of such employment (such period not to include any period of violation or period of time required for litigation to enforce this covenant), Employee will not, without the prior written consent of the Company, render services directly or indirectly (whether as an officer, director, consultant, partner or otherwise) to any Conflicting Organization in any portion of the United States or any other country in which the products of the Company are actively marketed or where one or more offices of the Company is now or hereafter located (the "Territory"), except that the Employee may accept employment with a Conflicting Organization whose business is diversified and which, as to part of its business, is not a Conflicting Organization, provided that the Company, prior to the Employee's accepting such employment, shall receive from such Conflicting Organization and from the Employee written assurances satisfactory to the Company that the Employee will not render services directly or indirectly in connection with any Conflicting Product. The two (2) year post-termination non-competition period set forth herein shall not apply in the event a Change in Control has occurred.
         (a) The term "Change in Control" shall mean a change in ownership or effective control of the Company or a change in ownership of a substantial portion of the assets of the Company. Whether or not a change in control has occurred will be determined in conformity with the requirements of Section 280G(b)(2)(A)(i) of the Internal Revenue Code of 1986, as amended, and the regulations promulgated pursuant thereto.
         (b) The term "Conflicting Organization," as used herein means any individual or organization who or which is engaged in research on, or development, production, assembly, processing, marketing or selling of, a Conflicting Product. The term "Conflicting Product", as used herein, means any product, process or service of any individual or organization, other than the Company, its parent, affiliated or subsidiary companies, which competes, or would compete, with a significant product with respect to which the Employee, in the course or as a result of Employee's employment by the Company, acquires or has access to Confidential Information, as defined in Section 8 above.
         (c) It is understood that in any new employment, the Employee may use his ordinary skill and non-confidential knowledge, even though said skill and non-confidential knowledge may have been gained at the Company.
         (d) In addition, the Employee shall not, during the term of his employment and (in the event a Change in Control has not occurred) for two (2) years thereafter, hold directly or indirectly an interest in any business which is competitive with the business of the Company without the permission of the Board of Directors. A stock ownership of five percent (5%) or less of a business shall not be such an "interest" contemplated hereunder.

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

         14. Disability Termination. If the Employee shall at any time be incapacitated by illness from rendering services of the character contemplated hereby for six (6) consecutive calendar months the Company may terminate this Agreement thereafter upon giving not less than sixty (60) days prior written notice to the Employee of its intention to do so and specifying said termination date. If the Employee shall have resumed his duties hereunder prior to the expiration of such sixty (60) day period, such notice of termination shall be deemed of no force or effect and this Agreement shall continue in full force as though such notice of termination had not been given. Upon termination of this Agreement under this Section 14, all of the respective obligations of the Company and the Employee under this Agreement shall terminate, except those obligations which would continue after expiration of the term of this Agreement had it continued until such date.

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

         16. Binding Effect. This Agreement and the rights and obligations hereunder shall inure to the benefit of, and be binding upon, the heirs, executors, administrators and assigns of the Employee and the Company's successors and assigns; but this Agreement shall not be assignable by either party without the consent of the other.

         17. Notice. Any notice required or permitted to be given under this Agreement shall be sufficient if in writing and if sent by registered mail to Employee's residence in the case of the Employee or to its principal office in the case of the Company.

         18. Entire Agreement. This Agreement contains the entire understanding among the parties hereto with respect to the subject matter hereof, and supersedes all prior and contemporaneous agreements and understandings, inducements or conditions, express or implied, oral or written, except as herein contained. This Agreement may not be modified or amended other than by an agreement in writing and signed by the parties hereto. This Agreement replaces and supercedes the existing Employment Agreement between the parties.

         19. Applicable Law. This Agreement shall be interpreted in accordance with the laws of the State of Connecticut.
         IN WITNESS WHEREOF, the parties hereto have set their hands and seals this 30th day of May, 1996, effective as of May 1, 1996.

                        THE EASTERN COMPANY


/s/ Donald E. Whitmore, Jr.         /s/ Stedman G. Sweet
--------------------------------    ----------------------------------------
                                  By
    Donald E. Whitmore, Jr.             Stedman G. Sweet
                                        President & Chief Executive Officer

                                   SCHEDULE A


         In the event that payments become due under Section 3 hereof because of termination which is the result of a "change in control" as used for purposes of
Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"), then the present value of all payments to be made to the Employee following such change in control (after taking into account other payments included within said
Section 280G) shall not exceed 2.99 times the average of the annual compensation which was payable to the Employee by the Company (or any corporation affiliated with the Company ("Affiliate") within the meaning of Section 1504 of the Code) and includable in his gross income for Federal income tax purposes for the five calendar years (the "Base Period") preceding the calendar year in which a change in control of the Company occurred. Such average shall be determined in accordance with any temporary or final regulations promulgated under Section 280G(d) of the Code. Compensation payable to the Employee by the Company (or an Affiliate) shall include every type and form of compensation includable in his gross income in respect of his employment by the Company (or an Affiliate), including compensation income recognized as a result of the exercise of stock options or sale of the stock so acquired, except to the extent otherwise provided in temporary or final regulations promulgated under Section 280G(d) of the Code.

                              AMENDED AND RESTATED
                         DEFERRED COMPENSATION AGREEMENT
                       FOR THE CHIEF EXECUTIVE OFFICER OF
                               THE EASTERN COMPANY


                                Table of Contents

                                                                            Page

ARTICLE 1      DESIGNATION AND PURPOSE

               1.1     Designation                                            41
               1.2     Purpose                                                41

ARTICLE 2      DEFINITIONS                                                    41

ARTICLE 3      DEFERRED BENEFITS

               3.1     Amount of Deferred Benefits                            42
               3.2     Payment of Deferred Benefits                           42

ARTICLE 4      DEATH BENEFITS

               4.1     Amount of Death Benefits                               42

ARTICLE 5      TERMINATION OF EMPLOYMENT

               5.1Vested Benefits                                             42
               5.2Prorata Vested Benefits                                     42

ARTICLE 6      OTHER  PROVISIONS

               6.1     Funding                                                43
               6.2     Other Plan Benefits                                    43
               6.3     Consent to Insurance Procedures                        43
               6.4     Benefits Not Assignable                                43
               6.5     Assumption of Agreement by Successor                   44

ARTICLE 7      TERMINATION OF BENEFIT PAYMENTS

               7.1     Termination of Benefit Payments                        44

ARTICLE 8      ADMINISTRATION

               8.1     Administrator                                          44
                                8.2     Powers of Administrator               44
                                8.3     Facility of Payment                   44

ARTICLE 9      BENEFIT CLAIMS PROCEDURE

               9.1     Claims for Benefits                                    45
               9.2     Request for Review of Denial                           45
               9.3     Decision on Review of Denial                           45

ARTICLE 10     AMENDMENT AND TERMINATION

               10.1   Right to Amend                                          45
               10.2   Right to Terminate                                      45

ARTICLE 11     MISCELLANEOUS

               11.1   Titles are for Reference Only                           45
               11.2   Construction                                            45
               11.3   No Contract                                             46
               11.4   Spouse's Rights                                         46

                              AMENDED AND RESTATED
                         DEFERRED COMPENSATION AGREEMENT
                       FOR THE CHIEF EXECUTIVE OFFICER OF
                               THE EASTERN COMPANY


         The Eastern Company, a Connecticut corporation having its principal office at 112 Bridge Street, Naugatuck, CT 06770 (hereinafter "Company"), does hereby amend and restate the deferred compensation agreement with its chief executive officer dated August 16, 1994 on the terms and conditions hereinafter set forth:


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

         2.7 "Termination of Employment" shall mean termination of employment with the Company and all affiliates of the Company, whether voluntarily or involuntarily, including death.

                                    ARTICLE 3
                                DEFERRED BENEFITS

         3.1 Amount of Deferred Benefits. If the Executive retires upon reaching age sixty-five (65) (or under certain other circumstances described in Article 5 below) he shall be entitled to receive the Deferred Benefit hereunder.

         3.2 Payment of Deferred Benefits. Upon the Executive's retirement at age sixty-five (65) (or under certain other circumstances described in Article 5 below), the Company shall commence payment of the Deferred Benefit described in
Section 3.1 (and defined in Section 2.4) as of the date of his Termination of Employment. Such benefit shall be payable in monthly payments for a period of one hundred eighty (180) consecutive months. Earlier payment of vested benefits will commence as provided in Article 5 below.


                                    ARTICLE 4
                                 DEATH BENEFITS

         4.1      Amount of Death Benefits.

         (a) In the event of Termination of Employment of the Executive by his death, the Executive's surviving Spouse shall receive the Deferred Benefit. If, however, the Executive has not attained age sixty-five (65) at the time of Termination of Employment by death, then the surviving spouse shall only receive a reduced Deferred Benefit in the amount of twenty five hundred dollars ($2,500.00) per month. The Deferred Benefit shall commence on the first day of the month following the Executive's death and shall be payable for a period of one hundred eighty (180) consecutive months. If the Executive's surviving Spouse dies prior to the payment of one hundred eighty (180) consecutive monthly payments, all further payments shall cease.

         (b) In the event the Executive dies after the payment of the Deferred Benefit has commenced pursuant to Section 3.2 or Section 5.1 but before the receipt of one hundred eighty (180) consecutive monthly payments, the balance of said payments shall be paid to the Executive's surviving Spouse. If the Executive's surviving Spouse dies prior to the payment of an aggregate of one hundred eighty (180) monthly payments to the Executive and his surviving Spouse, all further payments shall cease.


                                    ARTICLE 5
                            TERMINATION OF EMPLOYMENT

         5.1 Vested Benefits. The Executive shall be entitled to receive a reduced Deferred Benefit under this Agreement if he incurs a Termination of Employment before he reaches age sixty-five (65). The reduced Deferred Benefit shall be calculated on the basis of a twenty-five hundred dollars ($2,500.00) monthly benefit adjusted in accordance with Section 5.2 below. When the Executive reaches age sixty-five (65) without a Termination of Employment having occurred, the Deferred Benefit shall be fully vested and paid in accordance with
Section 3.2 above.

         5.2 Prorata Vested Benefits. In the event that the Termination of Employment occurs prior to reaching age sixty-five (65) then the reduced Deferred Benefit shall be adjusted by multiplying each monthly payment by a fraction, the numerator of which is the number of months (or portion thereof) which have elapsed since August 1, 1994 to the effective date of the Termination of Employment and the denominator of which is eighty-four (84). The resulting amount shall be the adjusted reduced Deferred Benefit.

                                    ARTICLE 6
                                OTHER PROVISIONS

         6.1      Funding.

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

         6.2 Other Plan Benefits. Nothing in this Agreement shall prevent the Executive from receiving, in addition to any amounts he may be entitled to receive under this Agreement, any amounts which may be distributable to him at any time under the terms of any qualified employee benefit plan or any other non-qualified or incentive plan or arrangement of the Company which is now in effect or which may hereafter be adopted.

         6.3 Consent to Insurance Procedures. In order to be eligible for benefits hereunder, the Executive must agree that the Company may from time to time apply for and take out in its own name and at its own expense such life, health, accident or other insurance upon the Executive as the Company may deem necessary or advisable to protect its interests hereunder. The Executive must also agree to submit to any medical or other examination necessary for such purpose and to assist and cooperate with the Company in procuring such insurance. The Executive and his surviving Spouse must also agree that they shall have no right, title or interest in and to such insurance whether presently existing or hereafter procured.

         6.4 Benefits Not Assignable. Except as required by law, the right of the Executive or his surviving Spouse to any benefit or payment under the
Agreement: (a) shall not be subject to voluntary or involuntary anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by creditors of the Executive or his surviving Spouse; (b) shall not be considered an asset of the Executive or his surviving Spouse in the event of any divorce, insolvency or bankruptcy; and (c) shall not be subject to attachment, execution, garnishment, sequestration or other legal or equitable process. In the event that the Executive or his surviving Spouse who is receiving or is entitled to receive benefits under the Agreement attempts to assign, transfer or dispose of such right, or if an attempt is made to subject said right to such process, such assignment, transfer, disposition or process shall, unless otherwise required by law, be null and void.

         6.5 Assumption of Agreement by Successor. The Company shall not merge or consolidate with any other corporation or sell substantially all of its assets to another entity unless and until such corporation or entity shall expressly assume the duties of the Company set forth herein.


                                    ARTICLE 7
                         TERMINATION OF BENEFIT PAYMENTS

         7.1 Termination of Benefit Payments. In the event that the Executive engages, either directly or indirectly in any manner or capacity, as advisor, principal, agent, partner, officer, director, employee or otherwise, in any business which is competitive with the business of the Company (except with the written consent of the Company), then the Executive's right to future benefit payments under this Agreement shall terminate. The failure of the Executive to satisfy this condition within ninety (90) days after receipt of written notification by the Company of any such failure shall result in the forfeiture of all rights to subsequent benefit payments under this Agreement, but shall not give rise to any claim for the return of, or result in the forfeiture of, any such payments theretofore made or accrued.

         Notwithstanding the above, however, the foregoing shall not prohibit the Executive from owning stock or other securities of any such competitive business, provided such ownership interest constitutes a relatively insubstantial percentage of the total outstanding stock or securities of such competitor, the Executive in fact does not have the power to control or direct the management or policies of such competitor, and the Executive does not serve in any of the capacities recited in this Section 7.1 with respect to such competitor, except with the written consent of the Company.


                                    ARTICLE 8
                                 ADMINISTRATION

         8.1 Administrator. The board of directors of the Company shall have the responsibility for the administration of the Agreement. The board of directors may, by written instruction, designate one or more persons to carry out any specified responsibilities under the Agreement and may, in the same manner, revoke such delegation of responsibilities; provided, however, that in no event may the board of directors appoint the Executive to carry out any administrative responsibilities under the Agreement. Upon the designation of such a person or persons and the delegation of such responsibilities to him or them, all references in this Agreement to "Administrator" shall be deemed to refer to such person or persons.

         8.2  Powers  of  Administrator.   The  Administrator  shall  have  such
authority and powers as may be necessary to discharge its duties hereunder, including, but not by way of limitation, the following:

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

         8.3 Facility of Payment. Whenever, in the Administrator's opinion, a person entitled to receive any payment of a benefit or installment thereof hereunder is under a legal disability or is incapacitated in any way so as to be unable to manage his financial affairs, the Administrator may issue directions that payments shall be made to another person for his benefit, or the Administrator may direct that payments be applied for the benefit of such person in such manner as the Administrator considers advisable. Any payment of a benefit or installment thereof in accordance with the provisions of this Section
8.3 shall be a complete discharge of any liability for the making of such payment under the provisions of the Agreement.


                                    ARTICLE 9
                            BENEFIT CLAIMS PROCEDURE

         9.1 Claims for Benefits. Any claim for benefits under the Agreement shall be made in writing to the Administrator. If such claim for benefits is wholly or partially denied, the Administrator shall, within thirty (30) days after receipt of the claim, notify the claimant of the denial of the claim. Such notice of denial: (a) shall be in writing; (b) shall be written in a manner calculated to be understood by the claimant; and (c) shall contain (i) the specific reason or reasons for denial of the claim, (ii) a specific reference to the pertinent provisions of the Agreement upon which the denial is based, (iii) a description of any additional material or information necessary to perfect the claim, along with an explanation of why such material or information is necessary, and (iv) an explanation of the claim review procedure.

         9.2 Request for Review of Denial. Within sixty (60) days after the receipt by the claimant of a written notice of denial of the claim, or such later time as shall be deemed reasonable taking into account the nature of the benefit subject to the claim and any other attendant circumstances, the claimant may file a written request with the Administrator that it conduct a full and fair review of the denial of the claim for benefits.

         9.3 Decision on Review of Denial. The Administrator shall deliver to the claimant a written decision on the claim within thirty (30) days after receipt of the aforesaid request for review, except that if there are special circumstances (such as the need to hold a hearing) which require an extension of time for processing, the aforesaid thirty (30) day period shall be extended to sixty (60) days. Such decision shall: (a) be written in a manner calculated to be understood by the claimant; (b) include the specific reason or reasons for the decision; and (c) contain a specific reference to the pertinent provisions of the Agreement upon which the decision is based.


                                   ARTICLE 10
                            AMENDMENT AND TERMINATION

         10.1 Right to Amend. This Agreement may be altered, changed or amended only by a writing signed by the Executive and the Company.

         10.2 Right to Terminate. This Agreement may be terminated only by a writing signed by the Executive and the Company.

                                   ARTICLE 11
                                  MISCELLANEOUS

         11.1 Titles are for Reference Only. The titles in this Agreement are for reference only. In the event of a conflict between a title and the content of a section, the content of the section shall control.

         11.2   Construction.   The   provisions  of  the  Agreement   shall  be
interpreted, construed and administered in accordance with the laws of the State of Connecticut.

         11.3 No Contract. This Agreement shall not be deemed a contract of employment with the Executive, nor shall any provision hereof restrict the right of the Company or any of its subsidiaries to terminate the Executive's employment.

         11.4 Spouse's Rights. Wherever the rights of the Executive are stated or limited in the Agreement, his Spouse shall be bound thereby.

         IN WITNESS WHEREOF, the undersigned has executed this Agreement at Naugatuck, Connecticut on the 30th day of May, 1996.

                                                     THE EASTERN COMPANY



                                                  By  /s/ Russell G. McMillen
                                                      --------------------------
                                                         Its Chairman


                                                     ACCEPTED AND AGREED TO:


                                                      /s/ Stedman G. Sweet
                                                      -------------------------
                                                         Stedman G. Sweet


Exhibit 11 -- Statement Re: Computation of Per Share Earnings


                                                         Fiscal Year Ended

                                               December 28   December 30  December 31
                                                  1996          1995          1994
  PRIMARY

Average shares outstanding                      2,698,774    2,771,840    2,771,842

Net effect of dilutive stock options--
  based on the treasury stock method
  using average market price                       38,506       41,737       59,985
                                               ----------   ----------   ----------

Total                                           2,737,280    2,813,577    2,831,827
                                               ==========   ==========   ==========



Income From Continuing Operations              $  879,817   $2,747,142   $2,437,401
                                               ==========   ==========   ==========


Net Income                                     $  879,817   $2,490,498   $2,642,740
                                               ==========   ==========   ==========


Income From Continuing
   Operations per Share                        $     0.32   $     0.98   $     0.86
                                               ==========   ==========   ==========


Net Income per Share                           $     0.32   $     0.89   $     0.93
                                               ==========   ==========   ==========



Fully Diluted

Average shares outstanding                      2,698,774    2,771,840    2,771,842

Net effect of dilutive stock  options
  based on the treasury stock method using
  the year-end market price, if
  higher than average market price                 38,506       41,737       59,985
                                               ----------   ----------   ----------

Total                                           2,737,280    2,813,577    2,831,827
                                               ==========   ==========   ==========


Income From Continuing Operations              $  879,817   $2,747,142   $2,437,401
                                               ==========   ==========   ==========

Net Income                                     $  879,817   $2,490,498   $2,642,740
                                               ==========   ==========   ==========


Income From Continuing
   Operations per Share                       $     0.32   $     0.98   $     0.86
                                              ==========   ==========   ==========


Net Income per Share                          $     0.32   $     0.89   $     0.93
                                              ==========   ==========   ==========


                         (This Page Intentionally Left Blank)

The Eastern Company

Annual Report 1996

                                [FRONT COVER]

                            [INSIDE FRONT COVER]

Financial Highlights




---------------------------------------------------------------------------------------------------------------------------
                                                                  1996              1995
---------------------------------------------------------------------------------------------------------------------------

Sales                                                         $57,853,669        $59,351,783
Income Before Income Taxes From Continuing Operations           1,527,012          4,274,623
Income (Loss):
    Continuing Operations                                         879,817          2,747,142
    Discontinued Operations                                            --           (256,644)
    Net Income                                                    879,817          2,490,498
Income (Loss) Per Share:
    Continuing Operations                                             .33                .99
    Discontinued Operations                                            --               (.09)
    Net Income                                                        .33                .90
Dividends Per Share                                                   .46                .46
Book Value Per Share                                                10.88              10.75
Working Capital Per Share                                            5.47               6.22
Current Ratio                                                   2.91 to 1          3.92 to 1
Capital Expenditures                                            2,915,041          3,319,663
Depreciation and Amortization                                   2,952,876          2,628,319
Return on Shareholders' Equity                                         3%                 8%
Number of Employees                                                   494                489
Number of Stockholders                                                881                731



Per Share data based on the weighted average number of outstanding shares during each year.


                         [GRAPH IN TABULAR FORM]

SALES
  (in millions of dollars)


  1992              1993           1994*        1995*          1996
--------          --------       --------     --------       --------
$60,060           $52,546        $58,381      $59,352        $57,854

*Reclassified to reflect discontinued operation



                         [GRAPH IN TABULAR FORM]
EARNINGS
  (per share)

  1992*             1993           1994         1995           1996
--------          --------       --------     --------       --------
  1.10              1.01            .95          .90           .33

*Total per share earnings excluding cumulative effects of accounting changes.



                         [GRAPH IN TABULAR FORM]

ANNUAL DIVIDENDS
  (per share)

  1992*             1993           1994         1995           1996
--------          --------       --------     --------       --------
  .45               .46            .46          .46             .46



                         [GRAPH IN TABULAR FORM]

Shareholders' Equity
  (per share)

  1992*             1993           1994         1995           1996
--------          --------       --------     --------       --------
  9.77             10.33          10.77        10.75           10.88


Cash Dividends Rates and Stock Splits 1996-1967

1992 -- 9.5% increase

1991 -- 12.5% increase,
        50% stock dividend

1988 -- 12% increase,
        2 for 1 split

1987 -- $1.00 year-end extra

1984 -- 43% increase

1982 -- 50% decrease

1979 -- 11% increase

1977 -- 14% increase,
        3 for 2 split

1976 -- 27% increase, plus
        20 cent year-end extra

1975 -- 30 cent year-end extra

1974 -- 25% increase, plus
        11 cent year-end extra

1973 -- 10% increase,
        5 for 4 split

1972 -- 4% increase

1970 -- 3% increase,
        3 for 2 split

1967 -- 17% increase

                          PAGE 1 OF ANNUAL REPORT

To Our Shareholders:

It has been an active year for The Eastern Company. We continue to implement our strategic plan to build long-term value for shareholders with the expectation that these initiatives will significantly increase our operating profit for 1997. In addition, we continue to fight off a hostile takeover attempt, which the Board unanimously concluded was not in the best interest of Eastern's shareholders.
      Earnings for 1996 were $880,000, or $.33 per share, on sales of $57,854,000. Earnings would have been $.50 per share without the cost of fighting the takeover attempt. Last year's earnings were $2,490,000, or $.90 per share on sales of $59,352,000.
      We have implemented a number of growth initiatives to position Eastern with greater strength for 1997 and the future and to offset last year's expected declines in two of our major markets--underground mining and trucks and trailers. They are:

      Purchase of a Complementary Product Line
      To compensate for the contraction of the underground mining market, we purchased from Excel Mining Systems certain assets associated with a line of expansion fasteners. The acquisition of these assets has significantly strengthened our position as the primary supplier to this market. We are redesigning and tooling some of these products to make them compatible with our manufacturing processes. With the addition of this product line to our current product offering, we anticipate increased sales to the mining industry over the coming year.

      Expansion of our Contract Casting Business
      Our expansion into contract casting continues on schedule and is expected to contribute significantly to Eastern's improved performance in 1997. We have successfully responded to customers' needs by providing castings with custom specifications. New controls are now in place to monitor the different quality requirements for a diverse range of product applications.

      Introduction of New Products
      Our ability to engineer new products for existing and new markets continues to serve as a major platform from which to grow our businesses. Approximately one-third of our 1996 capital budget was spent on new production tools, resulting in new products being introduced at all our locations throughout the year.
           We tooled and delivered new handles, locking mechanisms and hinges to the truck trailer manufacturers. We are currently modifying a number of

                          PAGE 2 OF ANNUAL REPORT
      these products for use in the railroad industry. Tool box locks were introduced to both industrial and vehicular applications. New keyless cam switch locks utilizing parts manufactured on our new plastic injection machine were produced for the computer industry. A two-year design collaboration with a gym locker manufacturer has paid off with the development of a recessed handle mechanism to meet their specific application. Eastern's partnership with another vendor combines their patents with our high security Warlock(R) patents, a merging of technology that enables end-users in the gaming and vending markets to change key combinations without the expense of removing locks.

      Building on Successful Integration of Previously Acquired Product Lines Product lines acquired over the last few years have been successfully integrated into existing facilities and will serve as a basis for further product development. We are tooling two new products for our PrestoLock(R) line of keyless padlocks, which will expand our offerings to the promotional and weapons security markets. The contract stamping business purchased last year has served as a catalyst for obtaining new business in the appliance industry.
           After the first full year of operation at our newly established Mexican distributorship we operated close to break-even. As a result of our marketing efforts, we expect our position in this market to continue to grow and become profitable this year.

      As part of our efforts to maximize long-term value, in 1996 the Board of Directors retained an investment banking firm to serve as financial advisor for reviewing the company's strategic opportunities. The Board unanimously concluded that the current direction of growth -- through design, manufacturing and marketing a wide range of security products -will enhance shareholder value. With a strong balance sheet, the Board remains committed to acquiring stand-alone businesses that complement our product lines and expertise. To date we have evaluated a number of companies, and we will continue to aggressively pursue acquisitions as an avenue of growth.
      With the payment of our 226th consecutive dividend, the Board voted its confidence that Eastern's longer term prospects continue to be positive. For this we wish to thank our talented and dedicated employees, our capable and active directors, and you, our shareholders, for the strong support shown our company over the last year.
      Finally, special mention must go to Russ McMillen, who in 1996 retired from active employment after 50 years of dedicated service. We are grateful for his many contributions.



Stedman G. Sweet
President and Chief Executive Officer


                          PAGE 3 OF ANNUAL REPORT

Padlocks

      Probably the best known lock of all time is the padlock. Its usage has grown along with society's ever-changing and increased demand for improved security. The Eastern Company is a major producer of padlocks that come in all sizes, shapes and levels of security. Traditional key-activated padlocks now share the market with an increasing number of combination (or keyless) versions. The demand for keyless padlocks has grown, because these mechanisms offer an alternative to the age-old problems of lost, stolen or unauthorized duplication of keys.
        Eastern's Sesamee(R) and PrestoLock(R) brands are well known to the industrial and commercial markets. Among traditional uses are padlocks used for personal lockers, tool boxes, sheds and gates.
        Marketing and advertising of padlocks must be broad and diverse in order to gain exposure to the many targeted consumer end-uses. Keyless padlocks for the growing soft luggage industry are an example of our efforts to expand into new markets. Another area is the firearms industry with our new line of keyless trigger and cable locks which will help prevent the unauthorized firing of revolvers, rifles, and shotguns.

                          PAGE 4 OF ANNUAL REPORT

[PHOTO OF KEYLESS COMBINATION PADLOCKS AND VARIOUS COMPANY BROCHURES]















































                          PAGE 5 OF ANNUAL REPORT

[PHOTO OF MINE ROOF FASTENER, KEYED LOCK, AND VARIOUS COMPANY BROCHURES]






























                          PAGE 6 OF ANNUAL REPORT

Fasteners and Latches

         Security fasteners are the critical anchoring component used to support roofs in underground coal mines. A mine utilizing this system of support typically uses one of these devices for every four and one half tons of coal produced.
        Eastern's Frazer & Jones division is the dominant producer in this industry. Ongoing product development and on-site testing are important to meet the ever-changing requirements of its customers and retain its leading position in the market.
        To enter into the contract casting business at this location, production capacity was recently expanded at this highly efficient foundry operation. The sales and marketing functions are performed in-house.
        Security hardware has long been a traditional core product line of The Eastern Company. This includes latches, locks, hinges and handles designed and produced for the truck body industry. Other product lines of these latching devices are engineered and produced for a wide variety of industrial end-use applications.
        Marketing and advertising for security hardware are targeted for multiple audiences. The sales function is performed by direct in-house personnel and by national and international stocking distributors.





                          PAGE 7 OF ANNUAL REPORT

Keyed Locks

      Four of The Eastern Company's locations design and manufacture diverse lines of locks requiring keys. Keyed locks come in many shapes, sizes and levels of security. Most of these locks are custom engineered to meet specific security applications. In order to conform to today's demands, these locks must provide a variety of options such as keyed alike, keyed random, master keyed and grand master keyed. The varying levels of security are achieved by utilizing a wide selection of internal mechanisms such as wafer or pin tumblers combined with many keyway configurations.
        The ever increasing, high-security demands of the gaming and vending equipment industry have recently led to our introduction of the Warlock(R). This lock design has two unusual features. It requires a specially machined key with patented precision indentations on its sides -- as opposed to serrations which are used on the edges of conventional keys. The other feature is the ability for the Warlock to be re-keyed without the time consuming removal of the lock itself.
        A combination of trade show activity and print advertising has resulted in the successful launch of the Warlock.
        Most of Eastern's keyed cylinder locks are marketed to original equipment manufacturers.



                          PAGE 8 OF ANNUAL REPORT

[PHOTO OF KEYED LOCKS AND VARIOUS COMPANY BROCHURES]






























                          PAGE 9 OF ANNUAL REPORT


Consolidated Balance Sheets
December 28, 1996 and December 30, 1995
                                                                                                             1996             1995
ASSETS
Current Assets
                  Cash and cash equivalents ........................................................   $  2,269,031    $  1,521,361
                  Accounts receivable, less allowances of $567,000 in 1996 and $501,000 in 1995 ....      7,018,961
                                                                                                                          7,810,742
                  Inventories:
                           Raw materials and component parts .......................................      5,034,184       5,467,095
                           Work in process .........................................................      2,564,546       2,617,431
                           Finished goods ..........................................................      3,299,097       3,708,350
                                                                                                        -----------      ----------
                                                                                                         10,897,827      11,792,876
                  Prepaid expenses .................................................................      1,469,155       1,311,732
                  Deferred income taxes ............................................................        818,000         698,600
                                                                                                        -----------      ----------
         Total Current Assets ......................................................................     22,472,974      23,135,311

         Property, Plant and Equipment
                  Land .............................................................................        228,064         228,091
                  Buildings ........................................................................      3,761,466       3,743,154
                  Machinery and equipment ..........................................................     21,971,513      21,119,431
                  Accumulated depreciation (deduction) .............................................    (12,074,420)    (11,405,013)
                                                                                                        -----------     -----------
                                                                                                         13,886,623      13,685,663
         Other Assets
                  Goodwill, less accumulated amortization of $43,583 in 1996 and $35,861 in 1995 ...         21,530
                                                                                                                             29,251
                  Patents, technology, licenses and trademarks, less accumulated
                            amortization of $682,773 in 1996 and $454,061 in 1995 ..................      2,023,034
                                                                                                                          1,012,463
                  Prepaid pension cost .............................................................      4,017,397       3,069,066
                  Other assets .....................................................................         70,676         158,345
                                                                                                        -----------     -----------
                                                                                                          6,132,637       4,269,125
                                                                                                       $ 42,492,234    $ 41,090,099
                                                                                                       ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
         Current Liabilities
                  Accounts payable .................................................................   $  2,396,582    $  3,004,297
                  Accrued compensation and withholdings ............................................        859,701         908,297
                  Accrued expenses .................................................................        823,560         863,749
                  Short-term borrowings ............................................................      3,500,000       1,000,000
                  Current portion of long-term debt ................................................        130,980         119,313
                                                                                                        -----------     -----------
         Total Current Liabilities .................................................................      7,710,823       5,895,656
         Deferred income taxes .....................................................................      2,389,800       2,237,900
         Long-term debt ............................................................................        224,415         339,856
         Accrued postretirement benefits ...........................................................      2,812,690       2,810,003
         Shareholders' Equity
                  Voting Preferred Stock, no par value: Authorized and unissued: 1,000,000 shares
                  Nonvoting Preferred Stock, no par value: Authorized and unissued: 1,000,000 shares
                  Common Stock, no par value:
                           Authorized: 25,000,000 shares
                           Issued: 2,716,214 shares in 1996 and 2,696,284 shares
                                    in 1995; excluding 610,987 shares held in treasury .............      8,272,614
                                                                                                                          8,017,738
                  Retained earnings ................................................................     21,765,893      22,127,407
                  Unearned compensation ............................................................       (200,938)             --
                  Accumulated translation adjustments (deduction) ..................................       (483,063)       (338,461)
                                                                                                        -----------     -----------
         Total Shareholders' Equity ................................................................     29,354,506      29,806,684
                                                                                                        -----------     -----------
                                                                                                       $ 42,492,234    $ 41,090,099
                                                                                                       ============    ============
         See notes to consolidated financial statements.

                          PAGE 10 OF ANNUAL REPORT




Consolidated Statements of Income
Fiscal Years Ended December 18, 1996, December 30, 1995 and December 31, 1994

                                                                                    1996          1995           1994
Net Sales .................................................................   $ 57,853,669   $ 59,351,783    $ 58,380,982
Other income ..............................................................         88,191        274,054         242,472
                                                                               -----------    -----------     -----------
                                                                                57,941,860     59,625,837      58,623,454

Costs and expenses:
         Cost of products sold ............................................     45,173,447     45,236,910      44,739,987
         Selling and administrative .......................................     11,025,975     10,041,833       9,920,911
         Interest .........................................................        215,426         72,471          97,173
                                                                               -----------     ----------     -----------
                                                                                56,414,848     55,351,214      54,758,071
                                                                               -----------     ----------      ----------

Income before income taxes from
         continuing operations ............................................      1,527,012      4,274,623       3,865,383

Income taxes ..............................................................        647,195      1,527,481       1,427,982
                                                                               -----------      ---------       ---------
Income from continuing operations .........................................        879,817      2,747,142       2,437,401

Discontinued operations:
         (Loss) income from operations of  discontinued segment, net of
                  (income tax credit) income taxes of $(63,300) in 1995 and
                   $108,700 in 1994 .......................................           --         (173,582)        205,339
         Loss on disposal of discontinued segment,
                  net of (income tax credit) of $(1,400) ..................           --          (83,062)           --

Net Income ................................................................   $   879,817    $  2,490,498    $  2,642,740
                                                                              ===========    ============    ============

Per Share Data:
         Income from continuing operations ................................   $       .33    $        .99    $        .88
         Discontinued operations ..........................................            --            (.09)            .07
                                                                               ----------    ------------    ------------

         Net Income .......................................................   $       .33    $        .90    $        .95
                                                                              ===========    ============    ============


See notes to consolidated financial statements.

















                          PAGE 11 OF ANNUAL REPORT


Consolidated Statements of Shareholders' Equity
Fiscal Years Ended December 28, 1996, December 30, 1995 and December 31, 1994

                                                                                                           Accumulated
                                                            Common       Retained           Unearned       Translation
                                                             Stock       Earnings         Compensation     Adjustments

Balances at January 1, 1994 ........................   $  8,873,121    $ 19,545,655            --         $   (35,719)
      Net income ...................................           --         2,642,740            --              --
      Cash dividends declared, $.46 per share ......           --        (1,275,909)           --              --
      Purchase of 12,620 shares of Common Stock
               for treasury ........................       (202,042)           --              --              --
      Issuance of 37,037 shares of Common Stock
               upon the exercise of stock options...        338,313            --              --              --
      Currency translation adjustment ..............           --              --              --           (42,702)
                                                        -----------      ----------         --------      ---------
Balances at December 31, 1994 ......................      9,009,392      20,912,486            --           (78,421)
      Net income ...................................           --         2,490,498            --              --
      Cash dividends declared, $.46 per share.......           --        (1,275,577)           --              --
      Purchase of 90,051 shares of Common Stock
               for treasury ........................     (1,096,164)           --              --              --
      Issuance of 11,250 shares of Common Stock
               upon the exercise of stock options...        104,510            --              --              --
      Currency translation adjustment ..............           --              --              --          (260,040)
                                                        -----------      ----------         --------      ---------
Balances at December 30, 1995 ......................      8,017,738      22,127,407            --          (338,461)
      Net income ...................................           --           879,817            --              --
      Cash dividends declared, $.46 per share ......           --        (1,241,331)           --              --
      Issuance of 3,000 shares of Common Stock
               upon the exercise of stock options...         28,125            --              --              --
      Issuance of 1,930 shares of Common Stock......
               for directors' fees .................         25,813            --              --              --
      Issuance of 15,000 shares of Common Stock
               for restricted stock awards .........        200,938            --      $   (200,938)
      Currency translation adjustment ..............           --              --              --          (144,602)
                                                        -----------      ----------        --------         -------

Balances at December 28, 1996 ......................   $  8,272,614    $ 21,765,893    $   (200,938)      $(483,063)
                                                       ============    ============    =============      ==========

( ) Deduction.

See notes to consolidated financial statements.











                          PAGE 12 OF ANNUAL REPORT


Consolidated Statements of Cash Flows
Fiscal Years Ended December 28, 1996, December 30, 1995 and December 31, 1994

                                                                      1996          1995            1994
Operating Activities

Net Income ...................................................   $   879,817    $ 2,490,498     $ 2,642,740
Adjustments to reconcile net income to net cash
         provided by operating activities:
                  Depreciation and amortization ..............     2,952,876      2,628,319       2,452,598
                  Loss on sales of equipment and other assets          9,780          5,580          21,688
                  Provision for doubtful accounts ............       251,881        261,687         120,000
                  Deferred income taxes ......................        32,500        264,700         710,000
                  Issuance of Common Stock for directors' fees        25,813           --              --
                  Changes in operating assets and liabilities:
                           Accounts receivable ...............       534,741      1,573,707      (1,504,405)
                           Inventories .......................       882,531     (2,280,056)      1,623,872
                           Prepaid expenses ..................      (159,412)     1,059,465        (717,224)
                           Prepaid pension cost ..............      (948,332)      (110,704)       (381,704)
                           Other assets ......................    (1,178,406)      (217,508)       (167,758)
                           Accounts payable ..................      (854,183)      (208,235)        652,333
                           Accrued expenses ..................        40,987        237,120      (1,671,133)
                                                                 -----------    -----------      ----------
Net cash provided by operating activities ....................     2,470,593      5,704,573       3,781,007

Investing Activities
Purchases of property, plant and equipment ...................    (2,915,041)    (3,319,663)     (2,849,926)
Proceeds from sales of equipment and other assets ............        13,600         69,559           3,600
                                                                 -----------    -----------     -----------
Net cash used by investing activities ........................    (2,901,441)    (3,250,104)     (2,846,326)

Financing Activities
Proceeds from line of credit .................................     2,500,000      1,000,000       2,000,000
Payments on line of credit ...................................          --       (1,400,000)       (600,000)
Proceeds from issuance of long-term debt .....................          --          210,468            --
Principal payments on long-term debt .........................      (102,373)    (1,060,000)     (1,060,000)
Proceeds from sales of Common Stock ..........................        28,125        104,510         338,313
Purchases of Common Stock for treasury .......................          --       (1,096,164)       (202,042)
Dividends paid ...............................................    (1,241,331)    (1,275,577)     (1,275,909)
                                                                 -----------    -----------      ----------
Net cash provided (used) by financing activities .............     1,184,421     (3,516,763)       (799,638)
Effect of exchange rate changes on cash ......................        (5,903)       (26,589)         (4,797)
                                                                 -----------    -----------      ----------
Net increase (decrease) in cash and cash equivalents .........       747,670     (1,088,883)        130,246

Cash and cash equivalents at beginning of year ...............     1,521,361      2,610,244       2,479,998
                                                                 -----------    -----------      ----------
Cash and cash equivalents at end of year .....................   $ 2,269,031    $ 1,521,361     $ 2,610,244
                                                                 ===========    ===========     ===========

See notes to consolidated financial statements.






                          PAGE 13 OF ANNUAL REPORT

Notes to Consolidated Financial Statements December 28, 1996, December 30, 1995 and December 31, 1994

1. Operations
The operations of The Eastern Company (the Company) consist of a single business segment-security products. Security products are used to close, lock or support equipment used in the industrial, transportation or mining industries. Sales are made to customers primarily in North America. Ongoing credit evaluations are made of customers for which collateral is generally not required. Allowances for credit losses are provided; such losses have been within management's expectations.

2. Discontinued Operations
In 1995, the Company sold the business and substantially all assets (customer list, property and inventories) of its construction segment; the Company retained accounts receivable. At December 28, 1996 and December 30, 1995 accounts receivable before allowances include $329,152 and $582,627, respectively, related to the discontinued construction segment. Adequate allowances have been provided for potential losses. Statements of income reflect the discontinuance of this segment. Net sales of the construction segment were $3,400,389 in 1995 and $7,640,141 in 1994.

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

Fiscal  Year
The  Company's  year ends on the  Saturday nearest to December 31.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions are eliminated.

Foreign Currency
Translation For foreign operations, balance sheet accounts are translated at the current year-end exchange rate; income statement accounts are translated at the average exchange rate for the year. Resulting translation adjustments are made directly to a separate component of shareholders' equity-"accumulated translation adjustments". Foreign currency exchange gains and losses are not material in any year.

Cash  Equivalents
Highly liquid investments purchased with a maturity of three months or less are considered cash equivalents.

Inventories
Inventories are valued generally at the lower of cost, determined by the last-in, first-out (LIFO) method, or market. Current cost exceeded the LIFO carrying value by approximately $2,894,000 at December 28, 1996 and $2,998,000 at December 30, 1995.

Property, Plant and Equipment and Related Depreciation
Property, plant and equipment are stated on the basis of cost. Depreciation ($2,688,305 in 1996, $2,358,722 in 1995 and $2,211,561 in 1994) is computed generally using the straight-line method based on the estimated useful lives of the assets.

Intangibles
Patents are amortized using the straight-line method over the lives of the patents. Technology and licenses are generally amortized on a straight-line basis over periods ranging from five to 17 years. Goodwill is being amortized over periods ranging from five to 20 years.

Product Development Costs
Product development costs, charged to expense as incurred, were $142,358 in 1996, $353,425 in 1995 and $371,575 in 1994.

Per Share Data

Advertising   Costs  The  Company  expenses   advertising   costs  as  incurred.
Advertising costs were $597,877 in 1996, $525,850 in 1995 and $600,916 in 1994.

                          PAGE 14 OF ANNUAL REPORT

4. Contingency
In 1996, the United States Court of Appeals reversed a 1995 District Court ruling relating to environmental complaints against the Company. The Company is vigorously contesting the decision. Management believes, based on the available facts and the advice of legal counsel, that the future cost associated with this matter will not have a material effect on the Company's financial statements.

5. Debt
Debt consists of:
  Non-interest bearing note due in yearly installments of
      $60,000 through January 7, 1999                        $180,000  $ 240,000
  Non-interest bearing note due in yearly installments of
      $27,761 in 1997 and $67,860 in 1998                      95,621    118,547
  Note payable due in installments of $43,219 in 1997
      and $36,555 in 1998 plus interest at 11%                 79,774    100,622
                                                              -------   --------
                                                              355,395    459,169
  Less current portion                                        130,980    119,313
                                                              -------    -------
                                                             $224,415   $339,856
                                                             ========   ========

Interest paid was $174,325 in 1996, $107,466 in 1995 and $136,128 in 1994.
The Company has available a $5,000,000 line of credit. Borrowings against the line were $3,500,000 at December 28, 1996; such borrowings bear interest at 6.785%. In connection with this line of credit and the Company's cash management program, compensating balances (approximately $500,000 at December 28, 1996) are required to be maintained.

6. Stock Rights
At December 28, 1996 there were 2,716,214 stock rights outstanding. Each right may be exercised to purchase one share of the Company's Common Stock at an exercise price of $35, subject to adjustment to prevent dilution. The rights generally become exercisable ten days after an individual or group acquires 10% of the Company's outstanding common shares or after commencement or announcement of an offer for 10% or more of the Company's Common Stock. The stock rights, which do not have voting privileges, expire on October 15, 2001, and may be redeemed by the Company at a price of $.01 per right at any time prior to their expiration or the acquisition of 10% of the Company's Common Stock. In the event that the Company were acquired in a merger or other business combination transaction, provision shall be made so that each holder of a right shall have the right to receive, upon exercise thereof at the then current exercise price, that number of shares of common stock of the surviving company which at the time of such transaction would have a market value of two times the exercise price of the right.

7. Stock Options and Awards
The Company has three incentive stock option plans for officers and other key employees, and nonemployee directors: 1983, 1989, and 1995. Under the 1983 and 1989 plans, options may be granted to the participants to purchase shares of Common Stock at prices not less than 100% of the fair market value of the stock on the dates the options are granted. Under the 1995 plan, options may be granted to the participants to purchase shares of Common Stock with restrictions at prices determined by the Incentive Compensation Committee (the "Committee") of the Company's Board of Directors. Restricted stock awards may also be granted to participants under the 1995 plan with restrictions determined by the Committee. Compensation expense for stock options for the aforementioned plans is recognized under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation expense for restricted stock awards granted is recognized when earned based on the achievement of targeted annual operating results through December 31, 2000. No compensation expense related to stock options and awards was required to be recognized in 1996, 1995, or 1994.

                          PAGE 15 OF ANNUAL REPORT

At December 28, 1996, 29,640 shares of the Company's unissued Common Stock were reserved for options under its 1983 Incentive Stock Option Plan. Changes in stock options under this plan follow:

                                      1 9 9 6               1 9 9 5               1 9 9 4
                                           Weighted              Weighted              Weighted
                                           Average               Average               Average
                                           Exercise              Exercise              Exercise
                                Options    Price     Options     Price      Options    Price

Outstanding, beginning of year    40,590   $9.27       59,840    $9.29       87,610    $9.25
Exercised ....................      --        --      (11,250)   $9.29      (19,770)   $9.09
Forfeited ....................   (10,950)  $9.08       (8,000)   $9.375      (8,000)   $9.375
                                 -------               ------                ------
Outstanding, end of year .....    29,640   $9.34       40,590    $9.27       59,840    $9.29
                                 =======              =======               =======
Exercisable, end of year:
         At $9.08 ............     3,000               13,950               17,200
         At $9.375 ...........    26,640               26,640               34,820
Unexercisable, end of year:
         At $9.375 ...........      --                   --                  7,820


At December 28, 1996, 177,803 shares of the Company's unissued Common Stock were reserved for options under its 1989 Incentive Stock Option Plan. Changes in stock options under this plan follow:




                                          1 9 9 6               1 9 9 5               1 9 9 4
                                               Weighted              Weighted              Weighted
                                               Average               Average               Average
                                               Exercise              Exercise              Exercise
                                    Options    Price     Options     Price      Options    Price


Outstanding, beginning of year    124,203       9.99     124,203       9.99     141,470    9.89
Exercised ....................     (3,000)      9.375       --           --     (17,267)   9.18
                                  -------                -------                -------
Outstanding, end of year .....    121,203      10.00     124,203       9.99     124,203    9.99
                                  =======                =======                =======
Exercisable, end of year:
         At 9.08 .............     33,750                 33,750                 33,750
         At 9.375 ............     53,703                 56,703                 42,523
         At 11.00 ............     11,250                 11,250                 11,250
         At 12.25 ............     11,250                 11,250                 11,250
         At 12.50 ............     11,250                 11,250                 11,250
Unexercisable, end of year:
         At 9.375 ............       --          --       14,180


At December 28, 1996, 250,000 shares of the Company's unissued Common Stock were reserved for options and restricted stock awards under its 1995 Incentive Stock Option Plan. No stock options were granted during 1996. Restricted stock awards were granted under this plan as follows:
                                                        1996
                                                    Stock Awards
          Granted                                      15,000
          Outstanding, end of year                     15,000
                                                       ======
          Weighted average fair value at grant date    $13.40


                          PAGE 16 OF ANNUAL REPORT

8. Income Taxes
Deferred income taxes are provided on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and those for income tax reporting purposes. Deferred income tax liabilities (assets) relate to:

                                                                1996          1995           1994

  Property, plant and equipment .........................   $1,949,000      $ 1,883,200   $ 1,901,900
  Pension accruals ......................................    1,571,300         1,470,400     1,192,100
  Other .................................................      129,800           146,500       199,800
                                                            ----------        ----------    ----------
    Total deferred income tax liabilities ...............    3,650,100         3,500,100     3,293,800

  Other postretirement benefits .........................   (1,099,700)       (1,104,300)   (1,147,800)
  Inventories ...........................................     (291,000)         (208,400)     (308,100)
  Allowance for doubtful accounts .......................     (179,600)         (229,700)     (121,700)
  Accrued compensation ..................................     (271,700)         (253,100)     (217,400)
  Other .................................................     (236,300)         (165,300)     (224,200)
                                                            ----------        ----------    ----------
    Total deferred income tax assets ........  ..........   (2,078,300)       (1,960,800)   (2,019,200)
                                                            ----------        ----------    ----------
  Net deferred income tax liabilities ...................   $1,571,800        $1,539,300    $1,274,600
                                                            ==========        ==========    ===========


Income before income taxes from continuing operations consists of:
                                                                1996          1995           1994
  Domestic ..............................................   $1,476,346    $4,089,932    $3,636,179
  Foreign .......... ....................................       50,666       184,691       229,204
                                                            ----------    ----------    ----------
                                                            $1,527,012    $4,274,623    $3,865,383
                                                            ==========    ==========    ==========

Income taxes follow:                                           1996           1995          1994
  Current:
    Federal .............................................   $ 525,000     $1,011,900     $ 590,100
    Foreign .............................................      35,795         49,681         5,182
    State ...............................................      53,900        122,600       107,800
  Deferred ..............................................      32,500        343,300       724,900
                                                            ---------     ----------    ----------
                                                            $ 647,195     $1,527,481    $1,427,982
                                                            ==========    ==========    ==========

A reconciliation of income taxes computed using the U.S. federal statutory rate to those reflected in continuing operations follows:


                                                                 1996               1995                   1994
                                                                Amount   %         Amount     %           Amount        %

  Income taxes using U.S. federal
    statutory rate .....................................   $   519,200   34%   $ 1,453,400   34%      $ 1,314,100    34%
  State income taxes, net of federal benefit ...........        31,700    2         75,500    2           153,700     4
  U.S. tax on foreign income ...........................        39,100    2        (13,100)   -           (72,700)   (2)
  Other-net ............................................        57,195    4         11,681    -            32,882     1
                                                           -----------   ---   -----------   ---      -----------    ---
                                                           $   647,195   42%   $ 1,527,481   36%      $ 1,427,982    37%
                                                           ===========   ===   ===========   ===      ===========    ===

Total income taxes paid were $476,441 in 1996,  $955,398 in 1995 and  $1,556,664 in 1994.

United States income taxes have not been provided on the undistributed earnings of foreign subsidiaries ($1,481,500 at December 28, 1996) because such earnings are intended to be reinvested abroad indefinitely or repatriated only when substantially free of such taxes.


                          PAGE 17 OF ANNUAL REPORT

9. Leases
The Company leases certain equipment and buildings under operating lease arrangements. Certain leases contain renewal options for periods ranging from one to ten years. Future minimum payments under operating leases with initial or remaining terms in excess of one year during each of the next five years follow:

         1997                   $   279,581
         1998                       283,492
         1999                       287,403
         2000                       288,543
         2001                       288,563
                                 ----------
                                 $1,427,582
                                 ==========

Rent expense for all operating leases was $274,606 in 1996, $259,379 in 1995 and $241,695 in 1994.

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


                                               1996         1995        1994
  Service cost-benefits earned during
            the period                    $  611,268  $   548,618  $   574,369
  Interest cost on projected benefit
            obligation                     1,681,527    1,603,636    1,599,953
  Actual return on plan assets            (2,331,708)  (2,206,195)  (1,966,649)
  Net amortization and deferral             (137,037)    (152,746)    (486,695)
  Defined contribution plans expense          54,877       58,421       31,755
  Supplemental retirement plan expense        45,681       46,403       45,038
                                           ---------   ----------  -----------
                                          $  (75,392) $  (101,863) $  (202,229)
                                          ==========  ===========  ===========


Assumptions used in accounting for pensions were:    1996     1995     1994
   Weighted average discount rates                   7.5%     7.5%     7.5%
   Rates of increase in compensation levels          4.25%    4.25%    4.25%
   Expected long-term rates of return on assets      8.5%     8.5%     8.5%


                          PAGE 18 OF ANNUAL REPORT

Based on the latest actuarial information available, the following table sets forth the funded status of the Company's defined benefit plans at September 30:

                                                               1996          1995

Actuarial present value of benefit obligations:
    Vested benefit obligation .............................   $ 23,273,991    $ 22,628,034
                                                              ============    ============
    Accumulated benefit obligation ........................   $ 23,516,362    $ 22,954,008
                                                              ============    ============

    Projected benefit obligation ..........................   $ 24,072,918    $ 23,630,844
                                                              ============    ============
  Plan assets at fair value ...............................   $ 29,333,576    $ 27,833,156
                                                              ============    ============

  Excess of plan assets over projected benefit obligation .   $  5,260,658    $  4,202,312
  Unrecognized prior service cost .........................        100,044         183,190
  Unrecognized net loss ...................................        700,920       1,006,400
  Unrecognized transition asset ...........................     (2,042,974)     (2,273,250
  Adjustment required to recognize intangible pension asset         (1,251)        (49,586)
                                                              ------------    ------------
  Prepaid pension cost ....................................   $  4,017,397    $  3,069,066
                                                              ============    ============

All of the plans' assets at December 28, 1996 are invested in listed stocks and bonds and pooled investment funds, including Common Stock of the Company having a market value of $3,806,062 at that date.

11. Postretirement Health Care and Life Insurance Benefits

The Company provides health care and life insurance for substantially all retired salaried employees in the United States. The status of the Company's postretirement health care and life insurance benefit plans at year-end follows:


                                                                1996         1995
Accumulated postretirement benefit obligation:
  Retirees ..............................................   $1,604,781   $1,757,402
  Fully eligible active plan participants ...............    1,115,822    1,168,567
                                                             ---------   ----------
                                                             2,720,603    2,925,969
  Plan assets at fair value .............................      726,134      635,288
                                                             ---------   ----------
  Excess of accumulated postretirement benefit obligation
    over plan assets ....................................    1,994,469    2,290,681
  Unrecognized prior service cost .......................      227,767      248,856
  Unrecognized net gain .................................      590,454      270,466
                                                            ----------   ----------
  Accrued postretirement benefits .......................   $2,812,690   $2,810,003
                                                            ==========   ==========

Plan assets are invested in a pooled insurance fund.

A summary of the components of postretirement health care and life insurance benefit expense follows:

                                                   1996       1995        1994

Service cost-benefits earned during the period   $ 92,583   $ 85,932   $ 79,442
Interest cost ................................    211,415    217,668    245,132
Actual return on plan assets .................    (58,683)   (50,907)   (38,505)
Net amortization and deferral ................    (21,089)   (21,089)        -
                                                 ---------  ---------  --------
Net postretirement benefit expense ...........   $224,226   $231,604   $286,069
                                                 ========   ========   ========

                          PAGE 19 OF ANNUAL REPORT

The life insurance cost trend rate is expected to remain at 4.5%. The health care cost trend rate for participants retiring after January 1, 1991 is nil; no increase in that rate is expected because of caps placed on benefits. The health care cost trend rate for participants who retired prior to January 1, 1991 is also nil; that rate is expected to increase to 4.5% in the year 2000. A one percentage point increase in the assumed health care cost trend rate would have increased the accumulated benefit obligation by $225,877 at December 28, 1996 and increased the net periodic postretirement benefit expense for 1996 by $32,418. A weighted average discount rate of 7.5% was used to determine the accumulated benefit obligation at the end of both 1996 and 1995. A return of 9% on plan assets was used for both 1996 and 1995.

12. Financial Instruments
The carrying values of financial instruments (cash and cash equivalents, accounts receivable, accounts payable, and debt) as of December 28, 1996 approximate fair value. Market value was based on cash flows and current market conditions.

Report of Ernst & Young LLP, Independent Auditors

Board of Directors
The Eastern Company

We have audited the accompanying consolidated balance sheets of The Eastern Company as of December 28, 1996 and December 30, 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Eastern Company at December 28, 1996 and December 30, 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 28, 1996, in conformity with generally accepted accounting principles.


Hartford, Connecticut
January 31, 1997

                          PAGE 20 OF ANNUAL REPORT


1996-1992 Summary of Operations

Income Statement Items (in thousands)

Year .............................         1996             1995           1994o            1993o            1992ss.+

Net Sales ........................   $    57,854     $    59,352      $    58,381     $    52,546      $    60,060
Cost of Products Sold ............        45,173          45,237           44,740          39,242           46,079
Depreciation and
Amortization .....................         2,953           2,628            2,453           2,322            2,237
Interest Expense .................           215              72               97             144              220
Income Before Taxes ..............         1,527           4,275            3,865           4,464            4,955
Taxes on Income ..................           647           1,528            1,428           1,634            1,918
Income (Loss):
         Continuing
         Operations ..............           880           2,747            2,437           2,830            3,037
         Discontinued
         Operations ..............            --            (257)             206             (64)              --
         Net Income ..............           880           2,490            2,643           2,766            3,037
Dividends ........................         1,241           1,276            1,276           1,265            1,240

Balance Sheet Items (in thousands)
Year .............................         1996             1995            1994            1993              1992+

Inventory ........................   $    10,898     $    11,793      $     9,531     $    11,193      $    10,680
Working Capital ..................        14,762          17,240           17,834          17,708           17,126
Plant Assets Net .................        13,887          13,686           12,954          12,416           13,164
Total Assets .....................        42,492          41,090           41,883          40,459           40,203
Shareholders' Equity .............        29,355          29,807           29,843          28,383           26,926
Capital Expenditures .............         2,915           3,320            2,850           1,446            1,585
Long-Term Obligations ............           224             340              240           1,300            2,000

Per Share Data

Year .............................          1996            1995            1994o           1993o             1992+
Income (Loss)
         Continuing
         Operations ..............   $       .33     $       .99     $       .88      $      1.03       $     1.10
         Discontinued
         Operations ..............            --            (.09)            .07             (.02)             --
         Net Income ..............   $       .33     $       .90     $       .95      $      1.01       $     1.10ss.
Dividends ........................                           .46             .46              .46              .46
Shareholders' Equity .............         10.88           10.75           10.77            10.33             9.77
Average Shares
Outstanding ......................     2,698,774       2,771,840       2,771,842        2,748,312        2,755,507

o Reclassified to reflect discontinued operations - Thompson Materials 1994 and 1993.
+   Fiscal Year 1992  comprised 53 weeks - all other years were 52 weeks.

ss. 1992 excludes the cumulative effect of accounting changes for postretirement benefits and income taxes of $1,475,000 or $.53 per share.

                          PAGE 21 OF ANNUAL REPORT

Management's Discussion and Analysis of
Financial Condition and Results of Operations

On July 16, 1996 Millbrook Capital Management Inc. made an unsolicited conditional proposal to acquire The Eastern Company in a highly leveraged transaction at a price of $15 a share. The Eastern Company Board of Directors unanimously rejected this proposal. Subsequently, the Company incurred substantial legal and professional expenses (Defense Costs).
Eastern expects to incur additional Defense Costs in 1997.

Despite a difficult start in the first quarter of 1996 The Eastern Company was able in each of the following three consecutive quarters, to increase operating profits before deducting Defense Costs.

Income from continuing operations, after taking into account the costs relating to the leveraged buyout attempt, decreased 68% in 1996 to $880,000 or $.33 per share from $2,747,000 or $.99 per share in 1995. Compared to 1994 it was down 64% from the $2,437,000 or $.88 per share earnings level. Total 1996 net income of $880,000 or $.33 per share versus $2,490,000 or $.90 per share in 1995 and $2,643,000 or $.95 per share in 1994 was down 65% and 67% respectively. Net earnings in 1996 before Defense Costs would have been approximately $1,336,000 or $.50 per share.

Other income in 1996 was $88,000  versus  $274,000 in 1995 and $242,000 in 1994.
Other income was lower in 1996 compared with 1995 which was the final year of a five year agreement in which the Company received commissions for sales of certain malleable products of the former Alloy Foundries division.

Cash provided by operating activities of $2,471,000 together with $2,500,000 in short-term debt was sufficient to cover capital expenditures, debt repayment, the purchase of certain assets from Excel Mining Systems, operating needs and dividends.

In 1995 the Company sold substantially all the assets (excluding the accounts receivable) of the construction segment (the Thompson Materials division). The 1995 after-tax loss from the discontinued operations was $257,000 or $.09 per share.

Results of Operations

1996 net sales of  $57,854,000  decreased  $1,498,000  or 3% and $527,000 or 1%, respectively,  from  the  1995  $59,352,000  and 1994  $58,381,000  levels.  New products and price increases each contributing 2% were insufficient to overcome a 7% decrease in volume for the year. Sales of custom locks and various mechanisms in the industrial and vehicular market areas increased. New products included the patented keyless Gun Blok, new malleable castings products, a variety of vehicular and industrial cabinetry hardware and hardware components for the appliance industry.

  Lower demand for the Company's heavy hardware continued throughout most of the year. Aggressive marketing and product development programs have increased business in the utility body and vehicular accessories markets, which offset a significant portion of the cyclical decline in the tractor trailer markets. Sales of custom locks remained strong. Hardware components for the appliance industry offered by the Company's Canadian subsidiary, Eberhard Hardware Manufacturing Limited, continued to be strong as well.

  Weak demand for the Company's expansion shells product line used in the mining industry was offset by new malleable casting products manufactured by the Frazer & Jones division. In addition, in August 1996 the Company entered into a long-term agreement to supply engineered mine roof fasteners to Excel Mining Systems, the country's largest manufacturer of mine roof bolts. This agreement will ensure the Company's position as the largest and lowest cost producer of proprietary fasteners used in underground mining in North America.

The Company's net total income decreased $1,610,000 or 65% from the 1995 level and $1,763,000 or 67% from the 1994 level due to lower sales, higher costs of products sold, decreased other income, Defense Costs associated with the hostile takeover attempt, and the discontinuance of the Thompson Materials division.

Fourth quarter 1996 earnings from continuing operations were $226,000 or $.09 per share on sales of $14,246,000 versus $507,000 or $.18 per share on sales of $13,527,000 in the fourth quarter of 1995 and $704,000 or $.25 per share on sales of $14,744,000 in 1994. Earnings in the fourth quarter 1996 would have been $.22 per share excluding the costs of fighting the takeover attempt. Also affecting the 1996 fourth quarter was the planned reduction in inventory resulting in lower overhead absorption. Cost of products sold was 75.7% in the fourth quarter of 1996 versus 76.5% in the fourth quarter of 1995 and 75% in the fourth quarter of 1994. Cost of products sold in the fourth quarter 1996 was lower than the fourth quarter 1995 because of increased sales and product mix. Volume, price increases and new products contributed 1%, 3% and 2%, respectively, in increased sales. Cost of products sold was slightly higher in the fourth quarter 1996 versus 1994 because of lower sales and a reduction of inventories.

Selling and administrative expenses were higher in the fourth quarter 1996 versus a year ago because of Defense Costs. Without these Defense Costs, fourth quarter 1996 selling and administrative expenses would have been down 7% versus the fourth quarter 1995.

The cost of products sold was 78.1%, 76.2% and 76.6% of net sales for 1996, 1995 and 1994, respectively. The cost of products sold in 1996 was adversely affected by increased first quarter costs related to production problems, since resolved, that occurred in the contract malleable casting business. It was also affected by product mix notably the down-turn in the Company's heavy hardware business servicing the transportation industry and the weak demand for expansion shells used in the mining industry. As a result of lower levels of production, overhead was under absorbed early in the year. Improved productivity of contract casting products occurred as the year progressed. Affecting the cost of products sold in 1994 was higher tooling and conversion costs associated with the contract casting business.

The Company continues to seek methods for improving margins by concentrating on profitable products, operating efficiencies and broadening product lines. The Eastern Company's facilities have the capability to respond quickly and efficiently to the changing requirements in the many security products' markets where it competes. The purchase of certain assets associated with a line of expansion fasteners from Excel Mining Systems together with the expansion of the contract castings business will improve efficiencies, and better utilize capacity capabilities in 1997 at the Company's Frazer & Jones facility.

The Company will continue to benefit in 1997 from its ability to engineer new products for existing and new markets. For example, new handles, locking mechanisms and hinges have been developed for the truck trailer manufacturers

                          PAGE 22 OF ANNUAL REPORT
with applications in the railroad industry for a number of these new products. Further, tool box locks are being produced for the industrial and vehicular markets. Also, a new keyless cam switch lock utilizing parts manufactured in the Company's new plastic injection molding machine has been developed for the computer industry.

Product lines acquired over the last few years should continue to enhance operating results for the future. For example, the previously purchased Presto line of keyless padlocks has been expanded through new tooling to include additional products for the promotional and firearm security markets. The contract stamping business purchased last year is growing with additional business in the appliance industry. The newly established Mexican distributorship is expected to grow as a result of the Company's continued marketing efforts.

In 1996, research and development costs were $142,000 versus $353,000 in 1995 and $372,000 in 1994. The 1996 expenditures related to projects involving mine roof fasteners, transportation and industrial hardware, and locking device hardware.

The 1996 selling and administrative expenses increased $984,000 or 10% from the 1995 level. The 1996 selling and administrative expenses increased $1,105,000 or 11% from the 1994 level. Included in the 1996 selling and administrative expenses were Defense Costs associated with the leveraged buyout attempt. Without these Defense Costs 1996 selling and administrative expenses increased $277,000 or 3% and $398,000 or 4%, respectively, from the 1995 and 1994 levels. These increases were due to higher marketing expenses associated with new products and normal cost increases.

Interest costs in 1996 were $215,000  versus $72,000 in 1995 and $97,000 in 1994 associated with increased short-term borrowing in 1996.

The effective income tax rates in 1996, 1995 and 1994 were 42%, 36% and 37%, respectively. The 1996 increase was due to higher taxes related to foreign operations.

Each year's fourth quarter earnings are affected by year-end adjustments to estimated accruals. In 1996 such adjustments for continuing operations decreased income by $.02 per share versus an increase in income of $.15 per share in 1995 and $.12 per share in 1994. The fourth quarter 1996 Defense Costs were not included in the $.02 abnormal adjustment total.


Liquidity and Sources of Capital

The Company's balance sheet continues to be strong with a ratio of current assets to current liabilities of 2.9 at the end of 1996 compared to 3.9 at the end of 1995. Working capital continues at a healthy level. Accounts receivable decreased $535,000 primarily because of aggressive collection efforts. Average day's sales in accounts receivable were 48 and 53 days, respectively, for 1996 and 1995. The allowance for doubtful accounts increased $66,000. The present $567,000 allowance balance adequately provides for potential uncollectible accounts. Inventories decreased $883,000 and inventory turns, based on cost of products sold were 4.1 in 1996 versus 3.8 in 1995 resulting from planned inventory reduction to improve cash flow and strengthen financial condition. Continued efforts are underway to further control inventory levels, improve collection of accounts receivable and generate cash flow.

The Company's strong balance sheet is expected to enable the Company to take advantage of opportunities for expansion through acquisitions.

During 1996 the Company increased its short-term line of credit balance by $2.5 million primarily to purchase certain technology from Excel Mining Systems and to pay for Defense Costs.

Current financial resources, including anticipated funds from operations, are expected to be adequate to service operating needs, capital additions, and dividends for the next year. Confidence in significant improvement in profitability and cash flow in 1997 has resulted in a $500,000 pay down of the $3,500,000 short-term borrowing. Additional reductions of short-term debt throughout the year are anticipated.

Additions to property, plant and equipment totaled $2,915,000 in 1996 versus $3,320,000 in 1995. In addition to normal replacement of equipment, 1996 capital expenditures included the continuation of projects to upgrade and recondition equipment, expand capacity, improve efficiency and satisfy environmental requirements. During the three years ended December 28, 1996 the Company has invested over $9 million for additions to property, plant and equipment, committing these resources for the purpose of such long-term benefits as increasing market share in new and existing product lines. The 1997 capital expenditures are expected to be below the $2.6 million level of depreciation. Expenditures will be primarily for normal equipment replacement and tooling for new products. The Company feels that funds generated internally should be sufficient to finance the capital expenditure program.


Impact of Inflation and Changing Prices

Inflation continues to affect operating results only moderately. Nevertheless, the Company is continually seeking ways to cope with its impact. To the extent permitted by competition, the Company passes on increased costs by increasing sales prices over time. Price increases were 2% in 1996 and 4% in 1995.

The Company uses the LIFO method of accounting for its U.S. inventories. Under this method, the cost of products reported in the financial statements approximates current cost and thus reduces distortion in reporting income due to increasing costs.

The charges to operations for depreciation represent the allocation of historical costs incurred in prior years, and are significantly less than those based on the current cost of productive capacity being consumed. Provisions for depreciation are generally computed using the straight-line method based on the estimated useful lives of the assets.

Approximately 51% of the Company's properties have been acquired over the last five years and have a remaining useful life ranging from one year for equipment to twenty years for structures.

Assets acquired in prior years will be replaced at higher costs over many years. Although these new assets will result in higher depreciation charges, in many cases there will be operating savings due to technological improvements.

Note: The preceding information contains statements which reflect the Company's current expectations regarding its future operating performance and achievements. Actual results may differ. The Company is not obligated to update or revise the aforementioned statements for new developments.

                          PAGE 23 OF ANNUAL REPORT


Quarterly Results of Operations (unaudited)

                                                                    Quarter
1996                                          First          Second         Third           Fourth          Year

Net Sales ............................   $ 14,541,552    $ 15,351,036   $ 13,715,095   $   14,245,986   $ 57,853,669
Gross Profit .........................      2,424,003       3,234,595      3,557,046        3,464,578     12,680,222
Selling and administrative expenses...      2,691,835       2,658,140      2,800,803        2,875,197     11,025,975
Net (Loss) Income ....................   $   (202,161)   $    376,703   $    479,429   $      225,846   $    879,817
Net (Loss) Income Per Share ..........   $      (0.07)   $       0.13   $       0.18   $         0.09   $       0.33


                                                                    Quarter
1995

                                           First*         Second*          Third           Fourth       Year

Net Sales ............................   $ 16,415,632    $ 15,030,421    $ 14,379,195   $ 13,526,535   $ 59,351,783
Gross Profit .........................      4,270,637       3,482,823       3,184,350      3,177,063     14,114,873
Selling and administrative expenses...      2,678,023       2,503,518       2,339,522      2,520,770     10,041,833
Income from Continuing Operations ....   $  1,043,356    $    595,061    $    601,524   $    507,201   $  2,747,142
Discontinued Operations ..............        (83,687)        (12,031)       (142,506)       (18,420)      (256,644)
Net Income ...........................   $    959,669    $    583,030    $    459,018   $    488,781   $  2,490,498
Income (Loss) Per Share:
         From Continuing Operations ..   $       0.38    $       0.21    $       0.22   $       0.18   $       0.99
         Discontinued Operations .....          (0.03)             --           (0.06)            --          (0.09)
         Net Income ..................   $       0.35    $       0.21    $       0.16   $       0.18   $       0.90

* Reclassified to reflect discontinued operations in August 1995.


Corporate Notes

Common Stock Market Prices and Dividends

The Company's Common Stock is traded on the American Stock Exchange (ticker symbol EML). The approximate number of record holders of the Company's Common Stock at December 28, 1996 was 881.
High and low stock prices and dividends for the last two years were:
               1996                                    1995
                          Cash                               Cash
         Sales Price      Dividends        Sales Price       Dividends

Quarter High     Low      Declared         High     Low      Declared
First   $13      $11 5/8  $.11 1/2         $15 3/8  $12 3/4  $.11 1/2
Second   13 1/2   11       .11 1/2          15 1/2   13 5/8   .11 1/2
Third    14 1/2   11 1/4   .11 1/2          13 5/8   12 1/4   .11 1/2
Fourth   13 7/8   12 7/8   .11 1/2          12 7/8   11       .11 1/2

The Company expects to continue its policy of paying regular cash dividends. However, there is no assurance of future dividends, because they are dependent on future earnings, capital requirements, and financial conditions.
At the end of December 1996, 225 consecutive quarterly dividends had been paid.


10-K

A copy of the Company's 10-K report is available free of charge to stockholders of record upon written request.


Independent  Auditors

Ernst &  Young  LLP,
Hartford,  Connecticut


Transfer  Agent and Registrar

Boston  EquiServe,  L.P.,
Boston,  Massachusetts


General Office

112 Bridge Street, P.O. Box 460 Naugatuck, CT 06770
For financial inquiries,  call (203) 729-2255.
The Common Stock of The Eastern Company is traded on the American Stock Exchange. Trading Symbol EML.

The Eastern Company has a Dividend Reinvesting Program which enables stockholders to purchase additional shares with no brokerage commisions or service charges. A new feature permits non-shareholders to purchase their initial shares-also with no commissions or service charges. Interested investors should phone The Eastern Company's program administrator, Boston EquiServe L.P. at 1-800-633-3455 to receive a brochure.

                           PAGE 24 OF ANNUAL REPORT

                             Officers and Executives

                                STEDMAN G. SWEET
                      President and Chief Executive Officer

                             DONALD E. WHITMORE, JR.
                     Vice President, Treasurer and Secretary

                                STEVEN G. SANELLI
                                 Vice President

                                RAYMOND L. WRIGHT
                      Vice President, Managing Director of
                             Frazer & Jones Division

                                 FRANK J. BREKER
                       Group Manager, Managing Director of
                        Eberhard Manufacturing Division,
                          Sesamee Mexicana, Subsidiary

                               ROBERT G. ALEXANDER
                     Managing Director of Eberhard Hardware
                         Manufacturing, Ltd., Subsidiary

                                   ROGER CHANG
                              Managing Director of
                               World Lock Co. Ltd.
                       World Security Industries Co. Ltd.,
                                  Subsidiaries

                                THOMAS D. MELKUS
                            Managing Director of CCL
                           Security Products Division

                                  BRIAN D. REED
                              Managing Director of
                           Illinois Lock Co., Division

                               Board of Directors

                               JOHN W. EVERETSss.
                            Chairman of H.P.S.C. Inc.
                              Boston, Massachusetts

                              CHARLES W. HENRY* ++
                            Partner of Kernan & Henry
                             Waterbury, Connecticut

                                  OLE K. IMSET
                            Director of Manufacturing
                      Allen Bradley, Rockwell International
                            Manchester, New Hampshire

                            LEONARD F. LEGANZA* ss.++
                        Financial and Business Consultant
                             Farmington, Connecticut

                             RUSSELL G. MCMILLEN* ++
                         Retired Chairman of the Company

                              DAVID C. ROBINSON* ++
                          President of The Robinson Co.
                             Waterbury, Connecticut

                               STEDMAN G. SWEET*++
                      President and Chief Executive Officer
                                 of the Company

                            DONALD S. TUTTLE, IIIss.
                      Account Executive and Vice President
                                  Paine Webber
                             Middlebury, Connecticut

                             DONALD E. WHITMORE, JR.
                     Vice President, Treasurer and Secretary
                                 of the Company




           *  Members of the Executive Committee
              Members of the Compensation Committee
           ss.  Members of the Audit Committee
           ++  Members of the Nominating Committee

                          PAGE 75 OF ANNUAL REPORT

Back cover Page

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