Form 10-Q
period 1997-03-29
EASTERN CO
filed 1997-05-13
CIK 31107

                         SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549
                                         FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
     PERIOD ENDED MARCH 29,1997

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to .

Commission File Number 0-599

                               THE EASTERN COMPANY
             (Exact Name of Registrant as specified in its charter)


             Connecticut                                       06-0330020
(State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)


112 Bridge Street, Naugatuck, Connecticut                           06770
-----------------------------------------                           -----
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


                  Yes     X                             No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                     Outstanding as of March 29,1997
Common Stock, No par value                            2,764,164

  PART I

                                 FINANCIAL INFORMATION
                          THE EASTERN COMPANY AND SUBSIDIARIES
ITEM I               CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
------
ASSETS
                                             March 29, 1997   December 28,1996
CURRENT ASSETS
--------------
Cash and cash equivalents                     $ 2,167,776       $ 2,269,031
Accounts receivable, less allowance:
1997- $605,000;   1996- $567,000                8,624,094         7,018,961
Inventories                                    11,475,048        10,897,827
Prepaid expenses and other current assets       1,915,916         2,287,155
                                             ------------      ------------
Total Current Assets                           24,182,834        22,472,974

Property, plant and equipment                  26,450,275        25,961,043
Accumulated depreciation                      (12,731,251)      (12,074,420)
                                             ------------      ------------
                                               13,719,024        13,886,623

Prepaid pension cost                            4,055,932         4,017,397

Other assets, net                               2,030,169         2,115,240
                                             ------------      ------------
   TOTAL ASSETS                              $ 43,987,959      $ 42,492,234
                                             ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
-------------------
   Notes payable                             $  3,130,980       $ 3,630,980
   Accounts payable                             2,877,367         2,396,582
   Accrued compensation and withholding         1,616,634           859,701
   Accrued expenses                               878,593           823,560
                                             ------------      ------------
   Total Current Liabilites                     8,503,574         7,710,823

Deferred federal income taxes                   2,389,800         2,389,800
Long-term debt                                    158,776           224,415
Accrued postretirement benefits                 2,815,633         2,812,690

Shareholders' Equity
--------------------

Common Stock, No Par Value:
   Authorized Shares - 25,000,000
   Issued & outstanding shares:
     1997-2,764,164;  1996-2,696,284
                                                8,791,767         8,272,614
   (Excluding Shares in Treasury:
     1997-610,987;  1996-610,987)
Preferred Stock, No Par Value
   Authorized Shares - 2,000,000
   (No shares issued)
Unearned compensation
                                                  (266,563)         (200,938)
Retained earnings                               21,594,972        21,282,830
                                               -----------       -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $43,987,959       $42,492,234
                                               ===========       ===========




  See accompanying notes.

                          THE EASTERN COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)


                                                      THREE MONTHS ENDED

                                              MARCH 29, 1997      MARCH 30, 1996
                                              --------------      --------------
Net sales                                       $ 15,934,598      $ 14,541,552

Interest income                                       35,977            36,709
                                                ------------      ------------
Total                                             15,970,575        14,578,261

Cost of products sold                             11,949,759        12,117,549
                                                ------------       -----------
                                                   4,020,816         2,460,712

Selling and administrative expenses                2,981,969         2,691,835

Interest expense                                      66,307            50,839
                                                 -----------       -----------


INCOME (LOSS) BEFORE INCOME TAXES                    972,540          (281,962)

Income taxes                                         358,117           (79,801)
                                                 -----------       -----------


NET  INCOME (LOSS)                                $  614,423      $   (202,161)
                                                 ===========      =============

Net income (loss) per share                       $     0.23      $      (0.07)

Cash dividends per share                          $    0.115      $      0.115

Average shares outstanding                         2,723,079         2,696,284


See accompanying notes.


                      THE EASTERN COMPANY AND SUBSIDIARIES

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                      THREE MONTHS ENDED

                                                                    MARCH 29, 1997     MARCH 30, 1996

                                                                    --------------     --------------
OPERATING ACTIVITIES:
  Net income (loss)                                                 $   614,423         $   (202,161)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Depreciation and amortization                                      659,864              763,246
     Gain on sale of equipment and other assets                               -                    -
     Postretirement benefits other than pensions                          2,943                3,000
     Provision for losses on accounts receivable                         17,500               17,500
     Changes in operating assets and liabilities:
       Accounts receivable                                           (1,627,285)            (503,836)
       Inventories                                                     (587,000)               2,987
       Prepaid expenses                                                 370,489               30,364
       Prepaid pension                                                  (38,534)            (636,064)
       Accounts payable                                                 686,337              700,253
       Accrued expenses                                                 638,191              698,265
       Other assets                                                      84,033              (12,569)
                                                                    -----------         ------------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                 820,961              860,985

INVESTING ACTIVITIES:
    Purchases of property, plant, and equipment                        (538,062)          (1,172,221)
    Other                                                                38,256                    -
                                                                    -----------         ------------
             NET CASH USED BY INVESTING ACTIVITIES                     (499,806)          (1,172,221)

FINANCING ACTIVITIES:
  Payment on line of credit                                            (500,000)                   -
  Proceeds from line of credit                                                -            1,000,000
  Principal payments on long-term debt                                  (60,000)             (60,000)
  Proceeds from sales of Common Stock                                   453,528                    -
  Dividends paid                                                       (317,880)            (310,074)
                                                                    ------------        ------------
             NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES          (424,352)             629,926

Effect of exchange rate changes on cash                                   1,942                3,810
                                                                    -----------         ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                   (101,255)             322,500
Cash and Cash Equivalents at Beginning of Year                        2,269,031            1,521,361
                                                                    -----------         ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 2,167,776         $  1,843,861
                                                                    ===========         ============



See accompanying notes.

                     THE EASTERN COMPANY AND SUBSIDIARIES

                COMPUTATION OF EARNINGS PER SHARE (UNAUDITED)


                                                  THREE MONTHS ENDED

                                        MARCH 29, 1997           MARCH 30, 1996
                                        --------------           --------------

  Primary:
     Average shares outstanding          2,723,079                  2,696,284
     Net effect of dilutive stock
        options -- based on the
        treasury stock method
        using average market price          29,396                          -
                                        ----------                  ---------
     Total                               2,752,475                  2,696,284
                                        ==========                  =========


     Net income (loss)                     614,423                   (202,161)
                                        ==========                  ==========


     Net income (loss) per share             $0.22                     ($0.07)
                                             =====                     =======


  Fully diluted:
     Average shares outstanding          2,723,079                  2,696,284
     Net effect of dilutive stock
      options -- based on the
      treasury stock method
      using quarter-end market
      price, if higher than average
      market price                          29,619                          -
                                        ----------                  ---------
     Total                               2,752,698                  2,696,284
                                        ==========                  =========


     Net income (loss)                     614,423                   (202,161)
                                        ==========                  =========


     Net income (loss) per share             $0.22                     ($0.07)
                                            ======                    =======











  See accompanying notes.
                                      -5-

THE EASTERN COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

March 29, 1997


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

The condensed balance sheet as of December 28, 1996 has been derived from the audited financial statements at that date.

Note B - Net Income (Loss) Per Share

Net income (loss) per share of common stock is based on the weighted average number of shares outstanding during each period (1997 - 2,723,079 shares; 1996 - 2,696,284 shares). Common stock equivalents (stock options) did not have a material dilutive effect on net income per share in 1997. The computation of net income per share of common stock on a fully diluted basis did not result in any material dilution in 1997. Stock options were anti-dilutive in 1996 and were excluded from the per share calculations.

Note C - Litigation

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

ITEM 2              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

Results of Operations

Eastern's financial performance in the first quarter of 1997 demonstrated its continued strength in its core business and increased manufacturing efficiency. Net Income for the first quarter of 1997 was $614 thousand or $.23 per share on sales of $15.9 million versus a net loss in the first quarter of 1996 of $202 thousand or $.07 per share on sales of $14.5 million. Earnings would have been 35% higher without the expense associated with this year's proxy contest. Eastern's shareholders overwhelmingly supported Management's candidates, over a dissident slate of directors.


The first quarter 1997 net sales increased 10% or $1.4 million from the first quarter of 1996. Sales volume and price increases, each accounted for 4% of the increased sales, respectively. The additional 2% increase was the result of new product introductions. Leading the way in sales growth, were the contract casting products produced by the Frazer & Jones Division. This product line increased 30% over the prior year. Increased business in the automotive accessories market and industrial hardware lines offset declines in the tractor trailer industry. Sales volume in the mining industry picked up over the comparable period a year ago as a result of the agreement entered into in August 1996 with Excel Mining System, the Country's largest manufacturer of mine roof bolts. Sales of custom locks were up 6% over last years level. New products include contract casting products offered by Frazer & Jones Division and various vehicular products offered by Eberhard Manufacturing Division. Also, the recently introduced Gun Blok product line experienced increased sales volume in the first quarter of 1997 versus the first quarter of 1996. This new product line is generating tremendous interest in both the domestic and international marketplace.

Gross margin as a percentage of sales for the three months ended March 28, 1997 was 25% compared to 17% for the same period a year ago. This anticipated return of profitability, was attributable to higher margin yielding products, a 1.4% reduction in cost of products sold, and improved capacity utilization at the Frazer & Jones Division. All of the Registrant's divisions and subsidiaries reported improved gross margins.

     Selling and administrative expenses were up 11% or $300 thousand as compared to the same period a year ago. Expressed as a percent of sales, selling and administrative expenses were 18.7% versus 18.5% for the comparable period a year ago. This increase was primarily due to defense costs incurred by the Registrant to defend a hostile takeover attempted by Millbrook Capital Management, Inc. and related proxy contest.

Liquidity and Sources of Capital

Cash flows from operations were $821 thousand for the first quarter of 1997 versus $861 thousand in the first quarter of 1996. Cash generated from the exercise of stock options was $454 thousand. This combined cash flow was sufficient to fund the Registrant's capital expenditure program, paydown it's short-term credit line by $500 thousand, and make it's 226th consecutive quarterly dividend payment to shareholders.

Inventory balances at the end of the first quarter of 1997 of $11.5 million were $600 thousand higher than year end 1996, and $300 thousand lower than the first quarter of 1996. Inventory turns of 4.2 times at the end of the first quarter of 1997 was comparable to the previous year end rate and also the first quarter of 1996. The Registrant believes inventory levels are adequate to meet customer requirements and anticipated increased sales activity. Accounts receivable increased by $1.6 million, compared to year end 1996; this increase was driven by the growth in sales volume. The average day's sales in accounts receivable for the first quarter of 1997 was 49 days; this compares to a level of 52 days for the comparable period a year ago. This improvement is the result of management's continued collection efforts.

Additions to property, plant and equipment were $500 thousand during the first three months of 1997 versus $1.2 million for the comparable period a year ago. Total 1997 capital expenditures are expected to be lower than the expected $2.6 million level of depreciation for the year.



Other Matters

On June 24, 1994, the Registrant settled all claims with both the Beacon Heights Coalition and the Laurel Park Coalition and the respective complaints against the Registrant on behalf of the Coalitions were dismissed by stipulation. Claims against the Registrant and certain other defendants filed by the two governments agencies as described in Part II, item 1 below were dismissed by the Court. A final judgement was entered by the U. S. District Court in the consolidated proceedings on March 17, 1995. Appeals, however, were filed by the two government agencies as described in Part II, item 1 below.

On November 1, 1996, the United States Court of Appeals for the Second Circuit reversed the U.S. District Court's ruling dismissing government agencies environmental claims against the Registrant and certain other defendants, and the environmental claims by the Laurel Park and Beacon Heights Coalitions against numerous defendants. The Court of Appeals, is expected to remand the case to the U.S. District Court in Connecticut for further proceedings. See further description in Part II, Item 1 below.

The Registrant continues to actively monitor the situation. It is management's opinion that the resolution of these matters will not have a material adverse effect on the Registrant's financial position, operating results or liquidity.


     After serving as President and C.E.O. for 9 years, Mr. Stedman G. Sweet has elected to take early retirement from The Eastern Company. He is succeeded by Leonard F. Leganza who formerly served as Executive Vice President and Chief Financial Officer of Scovill Manufacturing Company. Mr. Leganza has been a Director of Eastern for 16 years and prior to his new responsibilities Chairman of the Executive, Compensation and Audit Committees. He will serve as President and C.E.O. while the Board of Directors searches for a permanent replacement for this position.

                                     PART II
                                 OTHER INFORMATION


ITEM 1            LEGAL PROCEEDINGS-
------            ------------------

  (A) In April 1988, Murtha Enterprises Inc. and related parties (collectively "Murtha"), as the result of a February 1987 suit (docket number N-87-52 PCD) brought by the U. S. Environmental Protection Agency (the "EPA") and others, concerning the Beacon Heights and Laurel Park landfills, instituted third-party actions against approximately 200 companies or individuals including the Registrant. The underlying suit against Murtha was settled with EPA and the other parties and the Consent Decree has been approved by the Court.

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

    On November 1, 1996 the U.S. Court of Appeals for the Second Circuit reversed the District Court ruling dismissing EPA and State of Connecticut environmental claims against the Registrant and environmental claims by the Laurel Park and Beacon Heights Coalitions against numerous defendants. The Court of Appeals remanded the case to the U.S. District Court in Connecticut for further proceedings. The governmental lawsuits, brought after governmental settlements with the Coalitions, seek to recover remediation costs of the governments unreimbursed by the Coalition settlements or the settlement with the owner/operator in connection with the Laurel Park and Beacon Heights landfills. The EPA has claimed that the Registrant and five other defendants (two corporate and three individual) are responsible for an aggregate of $3.0 million in remediation costs with respect to the Beacon Heights landfill and that the Registrant and one other corporate defendant are responsible for an aggregate of $2.3 million in remediation costs with respect to the Laurel Park landfill; Connecticut has claimed that the Registrant and one other defendant are responsible for an aggregate of $800,000 in remediation costs with respect to the Laurel Park landfill. The Registrant intends to continue to vigorously contest any liability relating to these governmental claims. The Registrant would also pursue its rights of contribution against the other defendants in the event of any liability, which the Registrant expects would significantly reduce any liability imposed. In addition, it would file claims against its insurance carriers.

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

    On or about December 12, 1996, NRS Carting Company and Zollo Drum Company, Inc., defendants to the Coalitions' actions but not to the governments' actions, petitioned the Court of Appeals for rehearing relative to the Court's decision regarding successor liability. On April 25,1997, the Court of Appeals issued a decision denying the petition for rehearing. Although the Court of Appeals has not yet entered an order that will result in the EPA and State claims being returned to the U. S. District Court for Connecticut, it is expected to do so within the next month.

    The Registrant will continue to vigorously pursue its legal interest in this matter. The Registrant believes that these actions will not have a materially adverse impact on the Registrant's consolidated financial position, operating results or liquidity.

(B) The Registrant was involved in two actions with MMI Investments, LLC ("MMI"). The first action, filed on or about August 15, 1996, was captioned MMI Investments, LLC vs. The Eastern Company, Docket number CV 96-134473 ("MMI's action"). The second action, filed on or about September 9, 1996, was captioned The Eastern Company vs. MMI Investments, LLC, docket number CV 96-134839 ("Eastern's action"). The two actions were consolidated before the Connecticut Superior Court for the Judicial District of Waterbury at Waterbury.

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

ITEM 2            CHANGES IN SECURITIES
------            ---------------------
                  None


ITEM 3            DEFAULTS UPON SENIOR SECURITIES -
------            -------------------------------
                  None




ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------            ---------------------------------------------------

The Registrant held its Annual Meeting of the Stockholders at the Naugatuck Elks Lodge, Naugatuck, Connecticut on Wednesday, the twenty-sixth day of March, 1997. The matter voted on and the voting results were:


                                        FOR     WITHHELD    AGAINST  ABSTENTION
1)  Election of three directors
for three year terms expiring in
the year 2000.

Management Nominees:

   Ole K. Imset                    1,641,193    31,577
   Stedman G. Sweet                1,639,647    33,123
   Donald S. Tuttle III            1,641,149    31,621

MMI Nominees:
   J. Dyson                          710,188     7,267
   C. Lifflander                     710,084     7,371
   G. Scherer                        710,084     7,371


Continuing Directors:
   Charles W. Henry
   John W. Everets
   Donald E. Whitmore, Jr.
   Russell G. McMillen
   David C. Robinson
   Leonard  F. Leganza

2)  Approval of Ernst & Young LLP
as independent auditors:           1,907,905              20,336       461,405


3)  Approval of Directors Fee
Program:                           1,729,003             306,939       353,704


4)  Stockholder Proposal that
Directors consider sale of
the Company:                         934,154           1,400,490        55,583

ITEM 5            OTHER INFORMATION -
-------           -----------------
                  None

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K
-------           --------------------------------
                  None



                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE EASTERN COMPANY
                                              (Registrant)


DATE:  May 13, 1997                    /s/Leonard F. Leganza
       ------------                    ----------------------------
                                       Leonard F. Leganza
                                       President and Chief Executive Officer



DATE:  May 13, 1997                    /s/Donald E. Whitmore, Jr.
       ------------                    ----------------------------
                                       Donald E. Whitmore, Jr.,  Executive Vice
                                       President and Chief Financial Officer