Form 10-Q
period 1997-06-28
EASTERN CO
filed 1997-08-11
CIK 31107

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
     PERIOD ENDED June 28, 1997

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


                 Yes     X                             No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                      Outstanding as of June 28, 1997
            -----                      -------------------------------
Common Stock, No par value                         2,737,135

                                    PART I


                             FINANCIAL INFORMATION
                     THE EASTERN COMPANY AND SUBSIDIARIES
ITEM I         CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)
------
ASSETS
                                               June 28, 1997   December 28, 1996
                                               -------------   -----------------
CURRENT ASSETS

Cash and cash equivalents                      $ 1,464,789      $ 2,269,031
Accounts receivable, less allowance:             9,014,446        7,018,961
1997-$633,000;  1996-$567,000
Inventories                                     12,306,246       10,897,827
Prepaid expenses and other current assets        1,733,413        2,287,155
                                               -----------     -------------

   Total Current Assets                         24,518,894       22,472,974

Property, plant and equipment                   26,924,469       25,961,043
Accumulated depreciation                       (13,400,712)     (12,074,420)
                                               -----------     ------------

                                                13,523,757       13,886,623

Prepaid pension cost                             4,053,199        4,017,397

Other assets, net
                                                 2,204,452        2,115,240
                                               -----------     ------------

   TOTAL ASSETS                                $44,300,302     $ 42,492,234
                                               ===========     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

   Notes payable                               $ 3,130,980      $ 3,630,980
   Accounts payable                              2,881,741        2,396,582
   Accrued compensation and withholding          1,491,392          859,701
   Accrued expenses                              1,112,222          823,560
                                               -----------     ------------

   Total Current Liabilities                     8,616,335        7,710,823

Deferred federal income taxes                    2,389,800        2,389,800
Long-term debt                                      91,631          224,415
Accrued postretirement benefits                  2,818,577        2,812,690

SHAREHOLDERS' EQUITY

Common Stock, No Par Value:
   Authorized Shares - 25,000,000
   Issued and outstanding shares:                8,445,842        8,272,614
     1997-2,737,135; 1996-2,696,284
   (Excluding Shares in Treasury:
     1997-639,760; 1996-610,987)
Preferred Stock, No Par Value
   Authorized Shares - 2,000,000
   (No shares issued)
Unearned compensation                             (266,563)        (200,938)
Retained earnings                               22,204,680       21,282,830
                                               -----------     ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $44,300,302      $42,492,234
                                               ===========     ============

See accompanying notes.



                                 THE EASTERN COMPANY AND SUBSIDIARIES

                        CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)


                                             SIX MONTHS ENDED                  THREE MONTHS ENDED
                                      June 28, 1997   June 29, 1996       June 28, 1997   June 29, 1996
                                      -------------   -------------       -------------   -------------
Net sales                              $32,853,668     $29,892,588         $16,919,070    $15,351,036

Interest income                             69,947          70,530              33,970         33,821
                                       -----------     -----------         -----------    -----------
Total                                   32,923,615      29,963,118          16,953,040     15,384,857

Cost of products sold                   24,413,837      24,233,990          12,464,078     12,116,441
                                       -----------     -----------         -----------    -----------
                                         8,509,778       5,729,128           4,488,962      3,268,416

Selling and administrative expenses      6,094,355       5,349,975           3,112,386      2,658,140

Interest expense                           134,095          73,666              67,788         22,827
                                        -----------    -----------           ---------     ----------

INCOME BEFORE INCOME TAXES               2,281,328         305,487           1,308,788        587,449

Income taxes                               833,965         130,945             475,848        210,746
                                       -----------     -----------           ---------     ----------
NET INCOME                               1,447,363         174,542             832,940        376,703
                                       ===========     ===========           =========     ==========

Net income per share                   $      0.53     $      0.06           $    0.30     $     0.13

Cash dividends per share               $      0.23     $      0.23           $   0.115     $    0.115

Average shares outstanding               2,737,570       2,696,820           2,737,570      2,696,820

See accompanying notes.
                                                  -3-



                          THE EASTERN COMPANY AND SUBSIDIARIES

               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                      SIX MONTHS ENDED


                                                                June 28, 1997   June 29, 1996
                                                                -------------   -------------
OPERATING ACTIVITIES:
   Net income                                                    $ 1,447,363    $   174,542
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and amortization                                1,524,692      1,524,080
      Loss (gain) on sale of equipment and other assets                2,335            335
      Postretirement benefits other than pensions                      5,887          6,000
      Provision for losses on accounts receivable                     66,047         35,242
      Issuance of Common Stock for directors' fees                    25,814             --
      Changes in operating assets and liabilities:
        Accounts receivable                                       (2,071,798)      (432,808)
        Inventories                                               (1,421,504)       499,270
        Prepaid expenses                                             552,897         12,023
        Prepaid pension                                              (35,801)      (733,267)
        Accounts payable                                             739,302       (520,783)
        Accrued expenses                                             801,187      1,044,110
        Other assets                                                (281,494)       (44,421)
                                                                  ----------     ----------
           NET CASH PROVIDED BY OPERATING ACTIVITIES               1,354,927      1,564,323

 INVESTING ACTIVITIES:
     Purchases of property, plant, and equipment                  (1,028,524)    (1,787,962)
     Other                                                            46,429         13,600
                                                                  ----------     ----------
         NET CASH USED BY INVESTING ACTIVITIES                      (982,095)    (1,774,362)

 FINANCING ACTIVITIES:
   Payment on line of credit                                        (500,000)            --
   Proceeds from line of credit                                           --      1,500,000
   Principal payments on long-term debt                             (128,556)       (60,000)
   Proceeds from sales of Common Stock                               453,529         28,125
   Purchases of Common Stock for treasury                           (371,740)            --
   Dividends paid                                                   (632,651)      (620,493)
                                                                  ----------     ----------
         NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES         (1,179,418)       847,632

 Effect of exchange rate changes on cash                               2,344          5,247
                                                                  ----------     ----------

 NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS               (804,242)       642,840
 Cash and Cash Equivalents at Beginning of Year                    2,269,031      1,521,361
                                                                  ----------     ----------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 1,464,789    $ 2,164,201
                                                                 ===========    ===========


See accompanying notes.



                                THE EASTERN COMPANY AND SUBSIDIARIES

                            COMPUTATION OF EARNINGS PER SHARE (UNAUDITED)



                                               SIX MONTHS ENDED                   THREE MONTHS ENDED

                                       June 28, 1997    June 29, 1996     June 28, 1997   June 29, 1996
                                       -------------    -------------     -------------   -------------
  Primary:
   Average shares outstanding            2,737,570        2,696,820         2,737,570       2,696,820
   Net effect of dilutive stock
      options -- based on the
      treasury stock method
      using average market price            30,792           29,582            30,792          29,582
                                         ---------        ---------         ---------       ---------
   Total                                 2,768,362        2,726,402         2,768,362       2,726,402
                                         =========        =========         =========       =========


Net income                               1,447,363          174,542           832,940         376,703
                                         =========        =========         =========       =========


Net income per share                         $0.52            $0.06             $0.30           $0.13
                                         =========        =========         =========       =========



Fully diluted:
   Average shares outstanding            2,737,570        2,696,820         2,737,570       2,696,820
   Net effect of dilutive stock
   options -- based on the
   treasury  stock method
   using quarter-end market
   price, if higher than average
   market price                             38,091           29,582            38,091          29,582
                                         ---------        ---------         ---------       ---------
   Total                                 2,775,661        2,726,402         2,775,661       2,726,402
                                         =========        =========         =========       =========


Net income                               1,447,363          174,542           832,940         376,703
                                         =========        =========         =========       =========



Net income per share                         $0.52            $0.06             $0.30           $0.13
                                         =========        =========         =========       =========


See accompanying notes.
                                                 -5-

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 28, 1997

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

Note B - Net Income Per Share

Net income per share of common stock is based on the weighted average number of shares outstanding during each period (1997- 2,737,570 shares; 1996 - 2,696,820 shares). Common stock equivalents (Stock Options) did not have a material dilutive effect on net income per share. The computation of net income per share of common stock on a fully diluted basis did not result in any material dilution in 1997 or 1996.

For the year ending January 3, 1998 and periods thereafter the Registrant will be required to adopt FASB Statement No. 128 "Earnings Per Share". The adoption of this standard in not expected to have a significant impact on earnings per share.


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

ITEM 2                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS
Results of Operations

Net income for the second quarter of 1997 continued its upward trend with $833 thousand or $.30 per share on sales of $16.9 million versus the second quarter of 1996 of $377 thousand or $.13 per share on sales of $15.4 million. Net income for the first six months of 1997 was $1.4 million or $.53 per share on sales of $32.9 million versus the first six months of 1996 of $175 thousand or $.06 per share on sales of $29.9 million. Net income for the first half 1997 would have been 18% higher without expenses incurred in the first quarter of 1997 associated with this year's proxy contest.

Second quarter sales were up 10% compared to the same period a year ago. Volume was up 6%, while price increases and new products each contributed 2% over the comparable quarter of 1996. Sales for the first half of 1997 were also up 10% compared to the same period a year ago. Volume was up 5%, prices were up 3% and new products were up 2%. New products include vehicular hardware products produced and designed by Eberhard Manufacturing division and malleable castings products manufactured by the Frazer & Jones division. Demand for the Registrant's expansion shells, used in the mining industry, was up 14% for the first half of 1997 vs the first half of 1996 primarily due to increased business with Excel Mining Systems, the Country's leading producer of mine roof bolts. Contract malleable casting sales were up 26% from the comparable six month period a year ago. Demand for the Registrant's heavy hardware, servicing the tractor trailer industry, was down 3% from the first half of 1996 with no significant erosion anticipated for the second half of 1997. Increased business with independent distributors and original equipment manufacturers of industrial hardware and vehicular accessories has helped offset the decline in the tractor trailer industry. Sales of custom locks were up 4% in the second quarter and up 6% for the first half over the comparable period a year ago, and are expected to increase in the second half as shipments commence on computer lock applications. Two new PrestoLocks are being offered by our CCL Security division in the second half of 1997 to the soft luggage markets to further enhance our position in that market. The Registrant's overall results are expected to show futher improvment in the second half of 1997.

The Registrant's gross margin as a percentage of sales for the three and six months ended June 28, 1997 was approximately 26% compared to 21% and 19% for the comparable periods a year ago. The improvement in gross margin in 1997 for both the three and six month periods versus the comparable period a year ago is mainly due to increased sales volume and more efficient utilization of production facilities.

Selling and administrative expenses were up 17.1% or $454 thousand and up 13.9% or $744 thousand for the three and six months ended June 28, 1997 as compared to the same periods a year ago. Selling and administrative expenses expressed as a percentage of sales for the three and six month periods ended June 28, 1997 were 19% and 18% respectively, versus a year ago of 18% and 17% respectively. Increases in selling and administrative expenses in the second quarter of 1997 were attributable to increased sales commissions incurred for increased sales activity by our outside sales representatives, one time charges in connection with the early retirement of the Company's former Chief Executive Officer and some increased legal expenses incurred by the Registrant in connection with the Beacon Heights and Laurel Park landfill suits discussed under legal proceedings below. Additionally, first half selling and administrative expenses were up due to defense costs incurred in the first quarter proxy contest.

Liquidity and Sources of Capital

Cash flows from operations were $1.355 million for the first half of 1997 versus $1.564 million in the first half of 1996. The change in cash flows resulted from timing differences for collections of accounts receivable and payments of liabilities and an increase in inventory. Cash flow from operations along with cash generated from the exercise of stock options was sufficient to fund the Registrant's capital expenditure program, dividend payments and the purchase of 28,773 shares of common stock for treasury.

Additions to property, plant and equipment were $1.0 million during the first half of 1997 versus $1.8 million for the comparable period a year ago. Total 1997 capital expenditures are expected to be lower than the expected $2.6 million level of depreciation for the year.

Inventory balances at the end of the second quarter of 1997 of $12.3 million were $1.4 million higher than year end 1996, and $1.0 million higher than the second quarter of 1996. Inventory turns of 4.0 times at the end of the second quarter of 1997 was comparable to both the previous year end rate and also the second quarter of 1996. Accounts receivable at the end of the second quarter 1997 were $9.0 million which was $2.0 million higher than year end and $800 thousand higher than the second quarter of 1996. The average day's sales in accounts receivable was 48 days at the end of the second quarter 1997 versus 49 days for the comparable period a year ago. The increase in accounts receivable was driven by growth in sales volume.

During the third quarter of 1997 the Registrant drew down an additional $2.0 million under its short-term line of credit to help fund the purchase of 149,118 shares of common stock for treasury. In addition, the Registrant has extended its unsecured line of credit from $5 million to $7 million to accommodate working capital requirements.

Other Matters

On June 24, 1994, the Registrant settled all claims with both the Beacon Heights Coalition and the Laurel Park Coalition and the respective complaints against the Registrant on behalf of the Coalitions were dismissed by stipulation. A final judgement was entered by the US District Court in the consolidated proceedings on March 17, 1995. Appeals, however, were filed by two government agencies as described in Part II, Item 1 below.

On November 1, 1996, the United States Court of Appeals for the Second Circuit reversed the US District Court's ruling dismissing government agencies environmental claims against the Registrant and certain other defendants, and the environmental claims by Laurel Park and Beacon Heights Coalitions against numerous defendants. The Court of Appeals, is expected to remand the case to the U.S. District Court in Connecticut for further proceedings. See further description in Part II, Item 1 below.

The Registrant continues to actively monitor the situation. It is management's opinion that the resolution of these matters will not have a material adverse effect on the Registrant's financial position, operating results or liquidity.

Note: The preceding information contains statements which reflect the Registrant's current expectations regarding its future operating performance and achievements and are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such statements. The Registrant is not obligated to update or revise the aforementioned statements for new developments.

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

     After rejecting motions for rehearing, the Court of Appeals returned the cases to the US District Court. On July 21, 1997, the District Court issued an order appointing a Special Master to mediate, find facts if necessary and report back to the court within six months as to all remaining claims for contribution. The Registrant is actively participating in this process as it pertains to the EPA and State Claims against the Registrant and the Registrant's contribution rights against third-party defendants.

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


ITEM 2            CHANGES IN SECURITIES
                  None

ITEM 3            DEFAULTS UPON SENIOR SECURITIES
                  None

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------            ---------------------------------------------------
                  None

ITEM 5            OTHER INFORMATION
                  None

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K
-------           --------------------------------


B.  Reports on form 8-K
    None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              THE EASTERN COMPANY
                                 (Registrant)





DATE:  August 11, 1997                  /s/ Leonard F. Leganza
                                       ----------------------------------------
                                       Leonard F. Leganza
                                       President and Chief Executive Officer



DATE:  August 11, 1997                  /s/ Donald E. Whitmore, Jr.
                                       ----------------------------------------
                                       Donald E. Whitmore, Jr.,  Executive Vice
                                       President and Chief Financial Officer