Form 10-Q
period 1997-09-27
EASTERN CO
filed 1997-11-12
CIK 31107

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
     PERIOD ENDED September 27, 1997

OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to .

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


Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                Yes     X                             No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                      Outstanding as of September 27, 1997
Common Stock, No par value                         2,594,207

                                    PART I

                             FINANCIAL INFORMATION
                              THE EASTERN COMPANY
  ITEM I         CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)
  ------
  ASSETS
                                                  September 27, 1997   December 28, 1996
                                                  ------------------   -----------------
  CURRENT ASSETS
     Cash and cash equivalents                         2,960,492           2,269,031
     Accounts receivable, less allowance:             10,148,169           7,018,961
     1997- $678,000;  1996- $567,000
     Inventories                                      11,874,468          10,897,827
     Prepaid expenses and other current assets         1,998,371           2,287,155
                                                      ----------          ----------
  Total Current Assets                                26,981,500          22,472,974

     Property, plant and equipment                    27,412,085          25,961,043
     Accumulated depreciation                        (14,000,314)        (12,074,420)
                                                      ----------          ----------
                                                      13,411,771          13,886,623

     Prepaid pension cost                              4,170,493           4,017,397
     Other assets, net                                 2,133,150           2,115,240
                                                      ----------          ----------
  TOTAL ASSETS                                       $46,696,914         $42,492,234
                                                      ==========          ==========

  LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES

     Notes payable                                   $ 5,130,980         $ 3,630,980
     Accounts payable                                  3,318,346           2,396,582
     Accrued compensation and withholding              1,744,157             859,701
     Accrued expenses                                  2,350,410             823,560
                                                      ----------           ---------
  Total Current Liabilities                           12,543,893           7,710,823

 Deferred federal income taxes                         2,389,800           2,389,800
  Long-term debt                                          93,413             224,415
  Accrued postretirement benefits                      2,821,520           2,812,690

 SHAREHOLDERS' EQUITY

  Common Stock, no par value:
     Authorized shares - 25,000,000
     Issued and outstanding shares:                    6,136,122           8,272,614
       1997-2,594,207;  1996-2,716,214
     (Excluding shares in treasury:
       1997-798,978;  1996-610,987)
  Preferred Stock, no par value
     Authorized Shares - 2,000,000
     (No shares issued)
  Unearned compensation                                 (266,563)           (200,938)
  Retained earnings                                   22,978,729          21,282,830
                                                     -----------         -----------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $46,696,914         $42,492,234
                                                     ===========         ===========


  See accompanying notes.



                                                      THE EASTERN COMPANY

                                    CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)


                                                       NINE MONTHS ENDED                   THREE MONTHS ENDED
                                                 Sept. 27, 1997   Sept. 28, 1996       Sept. 27, 1997    Sept. 28, 1996
                                                 --------------   --------------       --------------    --------------
  Net sales                                       $ 49,517,523     $ 43,607,683         $ 16,663,855      $ 13,715,095

  Interest income                                      101,570           90,474               31,623            19,944
                                                    ----------       -----------          ----------        ----------
  Total                                             49,619,093       43,698,157           16,695,478        13,735,039

  Cost of products sold                             36,380,886       34,392,039           11,967,049        10,158,049
                                                    ----------       ----------           ----------        ----------

                                                    13,238,207        9,306,118            4,728,429         3,576,990

  Selling and administrative expenses                9,078,659        8,150,778            2,984,304         2,800,803

  Interest expense                                     215,877          116,021               81,782            42,355
                                                    ----------       ----------           ----------        ----------


  INCOME BEFORE INCOME TAXES                         3,943,671        1,039,319            1,662,343           733,832

  Income taxes                                       1,429,311          385,348              595,346           254,403
                                                    ----------       ----------           ----------        ----------

  NET INCOME                                      $  2,514,360      $   653,971          $ 1,066,997       $   479,429
                                                    ==========       ==========           ==========        ==========



  Net income per share                            $       0.93      $      0.24          $      0.40       $      0.18

  Cash dividends per share                        $      0.345      $     0.345          $     0.115       $     0.115

  Average shares outstanding                         2,707,281        2,697,559            2,707,281         2,697,559















  See accompanying notes.

                                                           -3-



                              THE EASTERN COMPANY

            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                       NINE MONTHS ENDED

                                                               Sept. 27, 1997      Sept. 28, 1996

  OPERATING ACTIVITIES:
    Net income                                                   $ 2,514,360         $   653,971
    Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                               2,221,806           2,211,386
       Loss on sale of equipment and other assets                      2,335                 335
       Postretirement benefits other than pensions                     8,830               9,000
       Provision for losses on accounts receivable                   111,497              39,011
       Issuance of Common Stock for directors' fees                   43,956                   -
       Changes in operating assets and liabilities:
         Accounts receivable                                      (3,267,776)           (499,271)
         Inventories                                                (996,706)            336,792
         Prepaid expenses                                            287,512             172,977
         Prepaid pension                                            (153,095)           (932,140)
         Accounts payabl                                           1,211,436            (351,919)
         Accrued expense                                           2,295,191             807,172
         Other assets                                               (300,219)           (376,106)
                                                                  ----------           ---------
                NET CASH PROVIDED BY OPERATING ACTIVITIES          3,979,127           2,071,208

  INVESTING ACTIVITIES:
       Purchases of property, plant, and equipment                (1,527,273)         (2,348,758)
       Proceeds from sale of equipment and other assets               46,283              13,600
                                                                  ----------           ---------
               NET CASH USED BY INVESTING ACTIVITIES              (1,480,990)         (2,335,158)

  FINANCING ACTIVITIES:
       Payment of short term debt                                   (500,000)                  -
       Proceeds from short term borrowing                          2,000,000           1,500,000
       Principal payments on long-term debt and notes payable       (125,777)           (109,439)
       Proceeds from sales of Common Stock                           594,153              28,125
       Purchases of Common Stock for the treasury                 (2,840,226)                  -
       Dividends paid                                               (930,986)           (930,911)
                                                                  ----------           ---------
               NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES   (1,802,836)            487,775

  Effect of exchange rate changes on cash                             (3,840)                853
                                                                  ----------           ---------

  NET INCREASE IN CASH AND CASH EQUIVALENTS                          691,461             224,678
  Cash and cash equivalents at beginning of year                   2,269,031           1,521,361
                                                                   ---------           ---------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $   2,960,492         $ 1,746,039
                                                                  ==========           =========




  See accompanying notes.                                  -4-



                                        THE EASTERN COMPANY AND SUBSIDIARIES

                                    COMPUTATION OF EARNINGS PER SHARE (UNAUDITED)



                                                   NINE MONTHS ENDED                     THREE MONTHS ENDED

                                            Sept. 27, 1997      Sept. 28, 1996         Sept. 27, 1997      Sept. 28, 1996
                                            --------------      --------------         --------------      --------------

    Primary:
     Average shares outstanding                2,707,281           2,697,559              2,707,281          2,697,559
     Net effect of dilutive stock
        options -- based on the
        treasury stock method
        using average market price                34,704              33,996                 34,704             33,996
                                              ----------          ----------             ----------         ----------
     Total                                     2,741,985           2,731,555              2,741,985          2,731,555
                                              ==========          ==========             ==========         ==========

     Net income                              $ 2,514,360         $   653,971            $ 1,066,997        $   479,429
                                              ==========          ==========             ==========         ==========

     Net income per share                       $0.92               $0.24                  $0.39              $0.18
                                                =====               =====                  =====              =====


  Fully diluted:
     Average shares outstanding                2,707,281           2,697,559              2,707,281          2,697,559
     Neteffect of dilutive  stock
     options -- based on the
     treasury  stock method
     using quarter-end market
     price, if higher than average
     market price
                                                  43,885              40,763                 43,885             40,763
                                              ----------          ----------             ----------         ----------
   Total                                       2,751,166           2,738,322              2,751,166          2,738,322
                                              ==========          ==========             ==========         ==========


     Net income                              $ 2,514,360         $   653,971            $ 1,066,997        $   479,429
                                              ==========          ==========             ==========         ==========


    Net income per share                        $0.91               $0.24                  $0.39              $0.18
                                                =====               =====                  =====              =====







  See accompanying notes.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


September 27, 1997


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

Note B - Net Income Per Share

Net income per share of common stock is based on the weighted average number of shares outstanding during each period: 1997 - 2,707,281 shares; 1996 - 2,697,559 shares. Common stock equivalents (stock options) did not have a material dilutive effect on net income per share. Net income per share of common stock on a fully diluted basis was not materially different.

For the year ending January 3, 1998 and periods thereafter the Registrant will be required to adopt FASB Statement No. 128 "Earnings Per Share". The adoption of this standard is not expected to have a significant impact on earnings per share.


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

ITEM 2               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

Results of Operations


Net income for the third quarter 1997 was $1.067 million or $.40 per share on sales of $16.7 million versus net income for the third quarter of 1996 of $479 thousand or $.18 per share on sales of $13.7 million. Net income for the first nine months of 1997 was $2.5 million or $.93 per share on sales of $49.5 million versus net income for the first nine months of 1996 of $654 thousand or $.24 per share on sales of $43.6 million. With these improved earnings the Registrant increased its quarterly dividend from $0.115 per share to $0.13 per share payable December 15, 1997 to stockholders of record November 28, 1997. The annual dividend will increase from $0.46 to $0.52 per share.

Third quarter sales were up 21.5% compared to the same period a year ago. Volume increased 16.2%, new product sales increased 3% and prices were up 2.3%. For the first nine months of 1997 sales were 13.6% greater than the comparable period last year. Volume increased 8.3% while price increases and new product sales were up 3% and 2.3%, respectively. Increased volume, favorable product mix and greater utilization of productive capacity resulted in more than doubling of net income in the third quarter compared to the third quarter of 1996. Sales of the Registrant's expansion shells, used in the underground mining industry increased 51% in the third quarter vs. the same period a year ago and were up 28% for the first nine months 1997 vs. the first nine months of 1996. The increased mining business is the direct result of the long-term supply agreement entered into with the nation's largest manufacturer of mine roof bolts, Excel Mining Systems. The Registrant's lock business was especially strong in the third quarter where sales were up 29% vs. the third quarter of 1996 and they were up 13% for the first nine months vs. the comparable period a year ago. New lock applications specifically designed for leading computer manufacturers contributed 18% in increased sales volume in the third quarter and is expected to approximate the same volume in the fourth quarter 1997. Demand for the Registrant's heavy hardware, servicing the tractor trailer industry was up approximately 11% for the first nine months of 1997 vs. the nine month period of 1996. Fourth quarter sales of heavy hardware are expected to show continued improvement with additional new business anticipated in the first quarter of 1998. Sales of industrial hardware were up 11% in the third quarter vs. the third quarter of 1996 and are expected to continue to remain strong. New products offered by the Registrant include vehicular products designed and produced by the Eberhard Manufacturing division and malleable casting products manufactured by the Frazer & Jones division. The Registrant's CCL Security Products division recently introduced two new PrestoLocks to the soft luggage markets to further enhance our position in that market. A new keyless, three wheel padlock features a convenient snap-action locking method as opposed to the conventional padlock type of shackle motion. A new keyless, two wheel padlock is targeted for the lower priced segment of the lock market. Deliveries of both locks are expected to commence in early November. CCL Security also produces the keyless "Gun Blok" lock, a patented combination trigger lock that fits virtually all firearms and helps prevent their unauthorized use. Recent developments in the firearms industry indicates several large gunmakers will be including a tamper proof child safety lock with firearms to head off possible legislation that might impose more stringent standards. Either of these activities could lead to a significant increase in the potential size of the gunlock market if manufacturers decide to buy the product from outside vendors as opposed to making a lock in house. New gun locking mechanisms are currently being developed to further enhance our position in this market.

The Registrant anticipates a continued strong performance in the fourth quarter.

The Registrant's gross margin as a percentage of sales for the three and nine months ended September 27, 1997 was 28% and 27%, respectively, compared to 26% and 21% for comparable periods a year ago. The improvement in gross margin in 1997 for the nine month period versus the comparable period a year ago is due mainly to increased sales volume and more efficient utilization of production facilities.

Third quarter selling and administrative expenses were up 6.6% or $184 thousand from the same period a year ago and up 11% or $928 thousand for the nine months 1997 vs. the same period a year ago. Selling and administrative expenses would have been lower in the third quarter of 1997 however, the Registrant accrued $325 thousand in excess of insurance reimbursements for environmental matters. Year to date expenses were up due to the environmental accrual, legal expenses in connection with the environmental suits, defense costs incurred in the first quarter proxy contest and one time charges in connection with the early retirement of the Company's former Chief Executive Officer in the first half of 1997.


Liquidity and Sources of Capital


Cash flows from operations were $3.979 million for the first nine months of 1997 versus $2.071 million for the first nine months of 1996. The change in cash flows resulted primarily from timing differences for collections of accounts receivable, payments of liabilities, an increase in inventory and an increase in net income attributed to increased sales. In addition to cash flow from operations, which was sufficient to fund normal operating activities, the Registrant drew down an additional $2 million on its short-term line of credit to help fund the purchase of 159,118 shares of company stock for the treasury during the third quarter.

Additions to property, plant and equipment were $1.5 million during the first nine months of 1997 versus $2.3 million for the comparable period a year ago. Total 1997 capital expenditures are expected to be lower than the anticipated $2.6 million level of depreciation for the year.

Inventory balances at the end of the third quarter of 1997 of $11.9 million were $1.0 million higher than year end 1996, and $0.4 million lower than the third quarter of 1996. Inventory turns of 4.1 times at the end of the third quarter of 1997 were comparable to both the previous year end rate and the third quarter of 1996. Accounts receivable at the end of the third quarter 1997 were $10.1 million which was $3.1 million higher than year end and $1.8 million higher than the third quarter of 1996. The average day's sales in accounts receivable was 55 days at the end of the third quarter 1997 which was comparable to the corresponding period of a year ago. The increase in accounts receivable was driven by increases in sales volume.

Following the close of the third quarter, improved operating cash flow has allowed the Registrant to pay down $500 thousand of its short-term debt. The Registrant anticipates additional pay downs on its short-term borrowings during the fourth quarter.

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


NOTE: This document contains forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect the Registrant's current expectations regarding its future operating performance in the mining industries, tractor trailer markets, industrial hardware industries, firearms accessories markets and the security products industry where the Registrant markets its products and services, including statements about plans and expectations regarding products and future financial results. Forward-looking statements involve risks and uncertainties which may cause the Registrant's actual results in future periods to differ materially from those expressed. These uncertainties and risks include changing customer preferences, lack of success of new products, loss of the Company's customers, competition, and other factors discussed from time to time in the Registrant's filings with the Securities and Exchange Commission.

                                  PART II
                            OTHER INFORMATION


ITEM 1 LEGAL PROCEEDINGS

In April 1988, Murtha Enterprises Inc. and related parties (collectively "Murtha"), as the result of a February 1987 suit (docket number N-87-52 PCD) brought by the U. S. Environmental Protection Agency (the "EPA") and others, concerning the Beacon Heights and Laurel Park landfills, instituted third-party actions against approximately 200 companies or individuals including the Registrant. The underlying suit against Murtha was settled with EPA and the other parties and the Consent Decree has been approved by the Court

On September 22, 1988, the EPA filed a complaint against the Registrant and seven other defendants seeking recovery of present and future response costs incurred by the United States in connection with the Beacon Heights landfill. The complaint alleged total damages of approximately $1.8 million ($1.3 million actual and $.5 million future). On October 31, 1988 the court consolidated the EPA action against the Registrant with the other cases under docket number N-87-52 (PCD).

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

On November 1, 1996 the U.S. Court of Appeals for the Second Circuit reversed the District Court ruling dismissing EPA and State of Connecticut environmental claims against the Registrant and environmental claims by the Laurel Park and Beacon Heights Coalitions against numerous defendants. The Court of Appeals remanded the case to the U.S. District Court in Connecticut for further proceedings. The governmental lawsuits, brought after governmental settlements with the Coalitions, seek to recover remediation costs of the governments unreimbursed by the Coalition settlements or the settlement with the owner/operator in connection with the Laurel Park and Beacon Heights landfills. The EPA has claimed that the Registrant and five other defendants (two corporate and three individual) are responsible for an aggregate of $4.2 million in remediation costs with respect to the Beacon Heights landfill and that the Registrant and one other corporate defendant are responsible for an aggregate of $2.5 million in remediation costs with respect to the Laurel Park landfill; Connecticut has claimed that the Registrant and one other defendant are responsible for an aggregate of $.08 million in remediation costs with respect to the Laurel Park landfill. The Registrant intends to continue to vigorously contest any liability relating to these governmental claims. The Registrant will also pursue its rights of contribution against the other defendants in the event of any liability, which the Registrant expects would significantly reduce any liability imposed. In addition, it has filed claims against its insurance carriers.

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

                                                THE EASTERN COMPANY
                                                    (Registrant)






DATE:  November 12, 1997                 /S/ LEONARD F. LEGANZA
       -----------------                 -----------------------------
                                         Leonard F. Leganza
                                         President and Chief Executive Officer






DATE:  November 12, 1997                 /S/ DONALD E. WHITMORE JR.
       -----------------                 ------------------------------
                                         Donald E. Whitmore, Jr., Executive Vice
                                         President and Chief Financial Officer