Form 10-K
period 1998-01-03
EASTERN CO
filed 1998-03-27
CIK 31107

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
 For the Fiscal Year ended January 3, 1998         Commission File Number 0-599

                               THE EASTERN COMPANY
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Connecticut                                    06-0330020
------------------------------------------             -----------------------
   State or other jurisdiction of                      (IRS Employer
   incorporation or organization)                      Identification Number)

 112 Bridge Street, Naugatuck, Connecticut                  06770
------------------------------------------             -----------------------
 (address of principal executive offices)                 (Zip Code)

 Registrant's telephone number, including area code:   (203)729-2255
                                                       -----------------------

 Securities registered pursuant to Section 12(b) of the Act:

 Title of each class                      Name of exchange on which registered
 -------------------                      ------------------------------------
       None                                              None

 Securities registered pursuant to Section 12(g) of the Act:

                            Common Stock No Par Value
                            -------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X             No
                                        ----               ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1998.

Common Stock, No Par Value -  $56,312,277
                              -----------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                        Outstanding at February 28, 1998
 --------------------------            --------------------------------
 Common Stock, No Par Value                       2,603,434

 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1997 annual report to shareholders (fiscal year ended January 3, 1998) are incorporated by reference into Parts I and II.

Portions of the annual proxy statement dated March 20, 1998 are incorporated by reference into Part III.

                                     PART I


 ITEM 1 BUSINESS

        (a)  General Development of Business
        -----------------------------------

        The  Registrant  was  incorporated   under  the  laws  of  the  State of
Connecticut in October, 1912, succeeding a co-partnership established in October, 1858.

        The business of the Registrant is the manufacture and sale of proprietary locks and other security products from four U.S. operations and four wholly-owned foreign subsidiaries. The Registrant maintains seven physical locations.

        (b) Financial Information about Industry Segments
        -------------------------------------------------

        The Registrant's operations consist of a single business segment - security products. Security products are used to close, lock, secure or fasten end use applications used in the industrial, transportation, retail and mining industries.


        (c)  Narrative Description of Business
        --------------------------------------

       The Registrant develops, manufacturers and sells a wide range of security products used to lock, close and fasten end use applications, in the electronic and industrial markets, retail, transportation, and mining industries. Typical products include large locks, heavy-duty hinges,
multi-point   latching   devices,   dial  and   keyless   combination   locks,
multi-circuit switch locks, padlocks, lock cylinders, keys, mine roof fasteners and contract castings.

       The Registrant is promoting growth by expanding present product lines, and developing new products. In addition, desirable outside product lines which complement present lines and/or companies, may be acquired if they generally fit management's expertise in marketing or manufacturing.

       Approximately one quarter of our 1997 capital expenditure was spent on new tooling for the production of new products introduced throughout the year and replacement tooling. The remaining expenditures were for normal replacement of equipment, improvements in productive efficiency and the expansion of existing capacity.

       Products are sold to original equipment manufacturers or distributors through a distribution channel consisting of in-house salesmen, outside sales representatives and distributors. Sales efforts are concentrated on in-house sales personnel where greater representation of our diverse product lines can be promoted across a variety of markets.

       The Registrant sells its products in specialized diverse security markets. Although service, quality and price are major criteria for servicing these markets, the continued introduction of new and improved products is vital for maintaining and increasing market share. During 1997 re-engineered large locks, rotary locks, recessed handles and multi-point paddle locks were
manufactured  and  sold  to  the   transportation   and  industrial   hardware
industries. The introduction of a tool box lock to the automotive accessories market has expanded our customer base. The ability to design lock applications to specific customer requirements and provide service at competitive prices resulted in the increased business in both keyed and keyless lock applications for the computer industry and premium luggage markets.

        The decline for engineered fasteners used in the underground mining industry is being replaced by new business being obtained in the contract casting market. The long-term supply agreement entered into with one of the nation's largest manufacturers of mine roof bolts has strengthened our position as the primary supplier to this market.

The Registrant's facilities have the ability to engineer new products for existing and new customers to meet the ever changing requirements in the markets in which it competes. The Registrant has worked with many customers to develop products to meet specific applications. Examples of this are lock applications for the computer industry, large locks for the tractor trailer industry and malleable castings for the electrical, construction and automotive industries.

        Raw materials and outside services were readily available from domestic sources during 1997 and are expected to be readily available in 1998 and the foreseeable future.

        Patent protection for the various product lines is fairly limited, but is sufficient to enhance competitive positions. Foreign sales and license agreements are not significant.

        The Registrant's business is not seasonal.

        Customer lists for all operating locations are broad-based geographically and by markets and sales are not highly concentrated by customer. No customer accounted for 10% or more of the Registrant's consolidated revenue for the year ended January 3, 1998.

        The Registrant continues to maintain a strong balance sheet with working capital at a stable level through strong management control on receivables and inventories.

        Quick   response  to  customer   orders  is  becoming  more   important.
Consequently investments in additional inventories are made on a selective basis to meet the rapid delivery requirements of our customers.

        The dollar amount of the levels of orders in the Registrant's backlog is believed to be firm as of fiscal year ended January 3, 1998 at $7,364,000, as against $5,317,000 at December 28, 1996.

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

        Research and development expenditures in 1997 were $84,000 and represented less than 1% of gross revenues. In 1996 and 1995 they were $142,000 and $353,000, respectively. The projects involved mine roof fasteners, and other malleable iron products, transportation and industrial hardware, and locking device hardware.

        Total lease obligations of the Registrant, including buildings, autos and trucks and miscellaneous office equipment, for each of the next five years are $287,000, $291,000, $291,000, $291,000 and $291,000. In 1997, lease costs were $288,000.

        The average number of employees in 1997 was 492.

        (d) Financial Information about Foreign and Domestic Operations and Export Sales
        -------------------------------------------------------------------

        The Registrant includes four separate operating divisions located within the United States, a wholly-owned Canadian subsidiary located in Tillsonburg, Ontario, Canada, a wholly-owned Taiwanese subsidiary located in Taipei, Taiwan, a wholly-owned subsidiary in Hong Kong and a wholly-owned subsidiary in Mexico.

        The Canadian, Taiwanese, Hong Kong and Mexican subsidiaries' revenue and assets are not significant. Substantially all other revenues are derived from customers located in the United States.

 ITEM 2 PROPERTIES

        The corporate office of the Registrant is located in Naugatuck, Connecticut in a two story 8,000 square foot administrative building on 3.2 acres of land.

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

        The Frazer and Jones Division in Solvay, New York, owns 17.9 acres of land and buildings containing 187,000 square feet constructed for foundry use. These facilities are well adapted to handle the division's current and future casting requirements.

        The Illinois Lock Division leases land and a building containing 44,000 square feet in Wheeling, Illinois. The building is brick and located in an industrial park. A five-year lease option was exercised under favorable terms, effective July 1, 1995 and expiring June 30, 2000.

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

        On November 1, 1996 the U.S. Court of Appeals for the Second Circuit reversed the District Court ruling dismissing EPA and State of Connecticut environmental claims against the Registrant and environmental claims by the Laurel Park and Beacon Heights Coalitions against numerous defendants. The Court of Appeals remanded the case to the U.S. District Court in Connecticut for further proceedings. The governmental lawsuits, brought after governmental settlements with the Coalitions, seek to recover remediation costs of the governments unreimbursed by the Coalition settlements or the settlement with the owner/operator in connection with the Laurel Park and Beacon Heights landfills. The EPA has claimed that the Registrant and two other corporate defendants are responsible for an aggregate of $3.1 million in remediation costs with respect to the Beacon Heights landfill and that the Registrant and one other corporate defendant are responsible for an aggregate of $2.3 million in remediation costs with respect to the Laurel Park landfill; Connecticut has claimed that the Registrant and one other defendant are responsible for an aggregate of $.8 million in remediation costs with respect to the Laurel Park landfill. The Registrant intends to continue to vigorously contest any liability relating to these governmental claims. The Registrant would also pursue its rights of contribution against the other defendants in the event of any liability, which the Registrant expects would significantly reduce any liability imposed.
In addition, it would file claims against its insurance carriers.

        In its decision, the Second Circuit also reversed the U.S. District Court's dismissal of numerous actions brought by the Beacon Heights and Laurel Park Coalitions against non-settling parties. These Coalitions assumed full responsibility for cleaning up the two landfill sites and, as noted above, the Registrant has settled with both Coalitions with respect to liability at these sites in 1994. It is believed that many of the defendants in the pending Coalition actions and certain other persons who have not been sued by the governments have a responsibility for remediation cost and may be brought into these actions as co-defendants with the Registrant. The Registrant intends to resist the EPA claims and if necessary bring these other persons into the action to share the costs of reimbursements to the government if ultimately imposed.

        After rejecting motions for rehearing, the Court of Appeals returned the cases to the US District Court. On July 21, 1997, the District Court issued an order appointing a Special Master to mediate, find facts if necessary and report back to the court within six months as to all remaining claims for contribution. The Registrant is actively participating in this process as it pertains to the EPA Claims against the Registrant and the Registrant's contribution rights against the United States and third-party defendants. In January 1998, the Registrant entered into a proposed consent decree with the State which would settle the State's claims, if approved by the court.

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

 ITEM 4 SUBMISSION OF MATTERS TO SHAREHOLDERS

        None

                                     PART II


 ITEM 5 MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

        The portion of the 1997 Annual Report to Shareholders appearing the inside front cover under the heading "Financial Highlights" and on page 24 under the heading "Common Stock Market Prices and Dividends" is incorporated herein by reference.


 ITEM 6      SELECTED FINANCIAL DATA

        The financial data on page 21 of the 1997 Annual Report to Shareholders, captioned "1997-1993 Summary of Operations" is incorporated herein by reference.


 ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following portions of the 1997 Annual Report to Shareholders are incorporated herein by reference:

        (a) All of the material in the President's Letter found on pages 2 and 3 of the Annual Report.

        (b) All of the material on pages 22 through 24 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations".


 ITEM 8      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements of the Registrant and its subsidiaries and report of independent auditors included on pages 10 to 20 of the Annual Report to Shareholders for the fiscal year ended January 3, 1998 are incorporated herein by reference as follows:

        (a) Consolidated Balance Sheets - January 3, 1998 and December 28, 1996.

        (b) Consolidated Statements of Income -- Fiscal years ended January 3, 1998, December 28, 1996 and December 30, 1995.

        (c) Consolidated Statements of Shareholders' Equity -- Fiscal years ended January 3, 1998, December 28, 1996 and December 30, 1995.

        (d) Consolidated Statements of Cash Flows -- Fiscal years ended January 3, 1998, December 28, 1996 and December 30, 1995.

        (e) Notes to Consolidated Financial Statements -- January 3, 1998, December 28, 1996 and December 30, 1995.

         Quarterly Results of Operations are incorporated herein by reference from the following portions of the 1997 Annual Report to Shareholders:

        (a) The portion of the 1997 Annual Report to Shareholders appearing on page 21 under the heading "Quarterly Results of Operations (unaudited)" is incorporated herein by reference.

        (b)  Paragraphs 2, 3 and 4 under the caption "General" on page 22.

        (c) Paragraphs on page 23 and 24 under the caption "Impact of Inflation and Changing Prices."

         With respect to stock options, the Registrant notes that stock options did not have a materially dilutive effect on net income per share for the fiscal years ended January 3, 1998, December 28, 1996 and December 30, 1995

         There are incorporated herein by reference the portions of the Registrant's definitive proxy statement filed with the Commission pursuant to Regulation 14A since the close of its fiscal year, which involve Stock Options, the information appearing on page 7, and pages 9 through 14.


 ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


 ITEM 10      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         There are incorporated herein by reference the portions of the Registrant's definitive proxy statement filed with the Commission pursuant to regulation 14A since the close of its fiscal year, which involve the election of Directors, the information appearing on pages 3 through 4 of said proxy statement, being the portion captioned "Item No. 1. Election of Directors" and the information appearing on page 8 of said proxy statement , being the portion captioned "Section 16(A) Beneficial Ownership reporting compliance." The Registrant's only Executive Officers are Leonard F. Leganza, President and Chief Executive Officer and Donald E. Whitmore, Jr., Executive Vice President, Chief Financial Officer and Secretary.


 ITEM 11      EXECUTIVE COMPENSATION

         There are incorporated herein by reference the portions of the Registrant's definitive proxy statement filed with the Commission pursuant to Regulation 14A since the close of its fiscal year, which involve executive compensation, the information appearing on pages 9 through 14 of said proxy statement.


 ITEM 12      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) There are incorporated herein by reference the portions of the Registrant's definitive proxy statement filed with the Commission pursuant to Regulation 14A since the close of its fiscal year, which involve the security ownership of certain beneficial shareholders, the information appearing on pages 6 through 7 of said proxy statement.

         (b) There are incorporated herein by reference the portions of the Registrant's definitive proxy statement filed with the Commission pursuant to Regulation 14A since the close of its fiscal year, which involve the security ownership of management, the information appearing on pages 6 through 7, and 9 through 13 of said proxy statement.

         (c)  Changes in Control

                  Not Applicable.


 ITEM 13      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (a)  Not applicable

         (b)  Not applicable.

         (c)  Not applicable.

         (d)  Not applicable.

                                     PART IV


 ITEM 14      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)  Documents filed as part of this report.

         1 and 2. The response to this portion of Item 14 is submitted as a separate section of this report appearing on page 13 and 14.

         3.         Exhibits

                        (3) Restated Certificate of Incorporation dated August 1991 is incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1991 and the Registrant's Form 8-K filed on February 13, 1991. Amended and restated bylaws dated July 29, 1996 is incorporated by reference to the Registrant's Form 8-K filed on July 29, 1996.

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

                        (10) (a) Employment Agreement dated May 1, 1996 with Donald E. Whitmore, Jr. is incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1996.


                       (b) Amendment to the Deferred Compensation Agreement with Russell G. McMillen dated May 1, 1988 is incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988. The Deferred Compensation Agreement with Russell G. McMillen dated October 28, 1980 and amended on March 27, 1986 is incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1987.

                       (c) Deferred Compensation Agreement dated May 30, 1996 with Stedman G.Sweet is incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1996.

                       (d) Supplemental Retirement Plan dated August 16, 1994 with Stedman G. Sweet is incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

                       (e) The Eastern Company 1989 Executive Stock  Incentive
                       Plan  effective as of April  26, 1989   incorporated   by
                       reference to the Registrant's Form S-8 filed on June 21, 1989.

                       (f) The Eastern Company 1995 Executive Stock Incentive Plan effective as of April 26, 1995 incorporated by reference to the Registrant's Form S-8 filed on February 7, 1997.

                       (g) The Eastern Company Directors Fee program effective as of October 1, 1996 incorporated by reference to the Registrant's Form S-8 filed on February 7, 1997.

                       (h) The Eastern Company 1997 Directors Stock Option Plan effective as of September 17, 1997 incorporated by reference to the Registrant's Form S-8 filed on January 30, 1998.

                       (11) Statements re computation of per share earnings is incorporated by reference on pages 11 and 15 of the 1997 Annual Report to Shareholders.

                       (13) 1997 Annual Report to Shareholders attached hereto on page 28.

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

                       (23) Consents of independent auditors attached hereto beginning on page 15 (a) and (b).

                       (27) Financial Data Schedule attached hereto beginning on page 56

                       (99) Financial Statements and Supplemental Schedules and report of independent auditors for the period ended December 31, 1997, 1996 and 1995 of The Eastern Company Savings and Investment Plan is attached beginning on page 17.

         (b)  Reports on Form 8-K.

                  There were no reports on Form 8-K filed during the last quarter of the fiscal year ended January 3, 1998.

         (c)  The required Exhibits are listed in (a) 3. above.

         (d)  Financial statement schedules.

                  The response to this portion of Item 14 is submitted as a separate section of this report beginning on page 14.

 SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, The Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 27, 1998            THE EASTERN COMPANY

                                By /s/ Donald E. Whitmore, Jr.
                                   ---------------------------
                                       Donald E. Whitmore, Jr.
                                       Director, Executive Vice President, Chief
                                       Financial Officer and Secretary and
                                       Principal Accounting Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Leonard F. Leganza                            March 27, 1998
---------------------------------------------
    Leonard F. Leganza
    Director, President
    and Chief Executive Officer


/s/ Donald E. Whitmore, Jr.                       March 27, 1998
---------------------------------------------
    Donald E. Whitmore, Jr.
    Director, Executive Vice President, Chief
    Financial Officer and Secretary and
    Principal Accounting Officer


/s/ John W. Everets                               March 27, 1998
---------------------------------------------
    John W. Everets
    Director


/s/ Charles W. Henry                              March 27, 1998
---------------------------------------------
    Charles W. Henry
    Director


/s/ Russell G. McMillen                           March 27, 1998
---------------------------------------------
    Russell G. McMillen
    Director


/s/ David C. Robinson                             March 27, 1998
---------------------------------------------
    David C. Robinson
    Director


/s/ Donald S. Tuttle III                          March 27, 1998
---------------------------------------------
    Donald S. Tuttle III
    Director

                      The Eastern Company and Subsidiaries

                        Form 10-K-Item 14 (a) (1) and (2)

         Index to Financial Statements and Financial Statement Schedule


The following consolidated financial statements of The Eastern Company and subsidiaries and report of independent auditors, included in the annual report of the registrant to its shareholders for the fiscal year ended January 3, 1998 are incorporated by reference in Item 8:

     Report of Independent Auditors

     Consolidated Balance Sheets - January 3, 1998 and December 28, 1996 Consolidated Statements of Income - Fiscal years ended January 3, 1998, December 28, 1996, and December 30, 1995.

     Consolidated Statements of Shareholders' Equity - Fiscal years ended January 3, 1998, December 28, 1996 and December 30, 1995

     Consolidated Statements of Cash Flows - Fiscal years ended January 3, 1998, December 28, 1996, and December 30,1995

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

                      The Eastern Company and Subsidiaries

                 Schedule II - Valuation and Qualifying accounts


 COL. A                              COL. B                 COL. C                                   COL. D         COL. E
                                                            ADDITIONS
                                                            (1)                (2)
                                    Balance at Beginning    Charged to Costs   Charged to Other      Deductions     Balance at End
                                    of  Period              and Expenses       Accounts-Describe     Describe       of Period
 Description

Fiscal year ended January 3, 1998:
Deducted from asset accounts:
  Allowance for doubtful accounts       $567,000           $370,755                                  $698,755 (a)      $329,000
                                        ========           ========                                  ========          ========



Fiscal year ended December 28, 1996:
Deducted from asset accounts:
  Allowance for doubtful accounts       $501,000           $251,881                                  $185,881 (a)      $567,000
                                        ========           ========                                  ========          ========



Fiscal year ended December 30, 1995:
Deducted from asset accounts:
  Allowance for doubtful accounts       $330,000           $261,687                                  $ 90,687 (a)      $501,000
                                        ========           ========                                  ========          ========





 (a) Uncollectible accounts written off, net of recoveries


                                                                  Exhibit 23(a)

                         CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in this Annual Report (Form 10-K) of The Eastern Company of our report dated January 30, 1998, included in the 1997 Annual Report to Shareholders of The Eastern Company.

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

We also consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-29452) pertaining to The Eastern Company 1983 Stock Option Plan, the Registration Statement (Form S-8 No. 2-86285) pertaining to The Eastern Company 1989 Stock Option Plan, the Registration Statement (Form S-8 No. 33-79324) pertaining to The Eastern Company Savings and Investment Plan, the Registration Statement (Form S-8 No. 333-21349) pertaining to The Eastern Company 1995 Executive Stock Incentive Plan, the Registration Statement (Form S-8 No. 333-21351) pertaining to The Eastern Company Directors Fee Program, and the Registration Statement (Form S-8 No. 333-45315) pertaining to The Eastern Company 1997 Directors Stock Option Plan of our report dated January 30, 1998, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedule included in this Annual Report (Form 10-K) of The Eastern Company.


                                                       /s/ Ernst & Young LLP
                                                       ---------------------
                                                           Ernst & Young LLP


Hartford, Connecticut
March 26, 1998

                                                                  Exhibit 23(b)

                         CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-79324) pertaining to The Eastern Company Savings and Investment Plan of our report dated March 10, 1998 with respect to the financial statements and schedule of The Eastern Company Savings and Investment Plan included in this Annual Report (Form 10-K) as Exhibit 99 for the fiscal year ended January 3, 1998.

                                                      /s/ Ernst & Young LLP
                                                      ---------------------
                                                          Ernst & Young LLP



Hartford, Connecticut
March 26, 1998

                              Financial Statements
                            and Supplemental Schedule

                           The Eastern Company Savings
                               and Investment Plan

                           (Exhibit (99) to Form 10-K)

                  Years ended December 31, 1997, 1996 and 1995
                       with Report of Independent Auditors







                                    Contents

 Report of Independent Auditors........................................18

 Financial Statements

 Statements of Assets Available for Benefits...........................19
 Statements of Changes in Assets Available for Benefits................20
 Notes to Financial Statements.........................................22


 Supplemental Schedule

 Schedule of Investments...............................................26

                         Report of Independent Auditors

Plan Administrator of
The Eastern Company Savings and Investment Plan

We have audited the accompanying statements of assets available for benefits of The Eastern Company Savings and Investment Plan (the "Plan") as of December 31, 1997 and 1996, and the related statements of changes in assets available for benefits for each of the three years in the period ended December 31, 1997. Our audits also included the supplemental schedule of investments as of December 31, 1997 and 1996. These financial statements and supplemental schedule are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets available for benefits of the Plan at December 31, 1997 and 1996, and the changes in assets available for benefits for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related supplemental schedule of investments, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

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



                                                        /s/ Ernst & Young LLP
                                                        ---------------------
                                                            Ernst & Young LLP


Hartford, Connecticut
March 10, 1998




                                               The Eastern Company Savings and Investment Plan
                                                 Statements of Assets Available for Benefits

                                                                Fund Information
                                --------------------------------------------------------------------------------
                                                     Daily                         Growth and          Eastern
                                 Participant       Dividend          Income          Income            Common
                                  Loan Fund       Trust Fund          Fund            Fund           Stock Fund         Total
                                -----------      -----------       ----------      ----------        -----------        ----------
 December 31, 1997
 Assets
 Investments:
    Mutual funds                                 $  315,520        $  219,692      $1,030,823                           $1,566,035
    Participant loans
       receivable               $   26,978                                                                                  26,978
 Total investments                  26,978          315,520           219,692       1,030,823                            1,593,013
                                ----------       ----------        ----------      ----------                           ----------

 Funds in transit                                    26,145                                                                 26,145
 Dividends receivable                                    91               620           4,276                                4,987
 Contribution receivable
    from (payable to)
    other funds                                    (260,306)            5,887         254,419                                   -
                                ----------       ----------        ----------      ----------                           ----------
 Assets available for
    benefits                    $   26,978       $   81,450        $  226,199      $1,289,518                           $1,624,145
                                ==========       ==========        ==========      ==========                           ==========



 December 31, 1996
 Assets
 Investments:
    The Eastern Company
       Common Stock                                                                                  $  128,817         $  128,817
    Mutual funds                                 $   71,530        $  134,105      $  710,784             1,133            917,552
    Participant loans
       receivable               $    3,099                                                                                   3,099
                                ----------       ----------        ----------      ----------        ----------         ----------
 Total investments                   3,099           71,530           134,105         710,784           129,950          1,049,468

 Contributions receivable:
    Employee                                            482             1,325           5,731             1,061              8,599
    Employer                                            276               751           3,250               603              4,880
 Contribution receivable
    from (payable to)
    other funds                                     (23,970)            4,423          14,368             5,179                 -
                                ----------       ----------        ----------      ----------        ----------         ----------
 Assets available for
    benefits                    $    3,099       $   48,318        $  140,604      $  734,133        $  136,793         $1,062,947
                                ==========       ==========        ==========      ==========        ==========         ==========

 See accompanying notes.

                 The Eastern Company Savings and Investment Plan
             Statements of Changes in Assets Available for Benefits

                                                                Fund Information
                                --------------------------------------------------------------------------------
                                                     Daily                         Growth and          Eastern
                                 Participant       Dividend          Income          Income            Common
                                  Loan Fund       Trust Fund          Fund            Fund           Stock Fund        Total
                                ------------     -----------      -----------      -----------      ------------       -----------
Year ended
    December 31, 1997
Investment income:
    Dividends                                     $     3,831      $     8,397      $    18,235      $     5,449        $    35,912
Net realized and
    unrealized appreciation
     in fair value of
    investments                                                          2,706          170,008           54,200            226,914
                                                  -----------      -----------      -----------      -----------        -----------
                                                        3,831           11,103          188,243           59,649            262,826
Contributions:
    Employee                                           17,988           46,605          258,247           23,404            346,244
    Employer                                            3,333            8,086           38,901            4,481             54,801
                                                  -----------      -----------      -----------      -----------        -----------
                                                       21,321           54,691          297,148           27,885            401,045
Benefits paid to
    participants                                      (11,095)          (6,011)         (84,152)          (1,415)          (102,673)

Interfund transfers               23,879               19,075           25,812          154,146         (222,912)                -
                                --------          -----------      -----------      -----------      -----------        -----------
Net increase                      23,879               33,132           85,595          555,385         (136,793)           561,198
Assets available for
    benefits
    Beginning of year              3,099               48,318          140,604          734,133          136,793          1,062,947
                                --------          -----------      -----------      -----------      -----------        -----------

    End of year                 $ 26,978          $    81,450      $   226,199      $ 1,289,518      $        -         $ 1,624,145
                                ========          ===========      ===========      ===========      ===========         ===========

Year ended
    December 31, 1996
Investment income:
    Dividends                                     $     3,130      $     7,266      $    54,469      $     4,104        $    68,969
Net realized and
    unrealized appreciation
    (depreciation) in fair
    value of investments                                                (2,271)          46,662            7,923             52,314
                                                  -----------      -----------      -----------      -----------        -----------
                                                        3,130            4,995          101,131           12,027            121,283
Contributions:
    Employee                                           13,622           44,187          201,676           33,187            292,672
    Employer                                            2,413            7,354           30,460            5,750             45,977
                                                  -----------      -----------      -----------      -----------        -----------
                                                       16,035           51,541          232,136           38,937            338,649
Benefits paid to
    participants                                       (1,010)         (14,140)         (22,480)          (3,595)           (41,225)

Loan default                    $   (732)                                                                                      (732)

Interfund transfers               (1,506)              (3,125)            (420)           7,904           (2,853)                -
                                --------          -----------     ------------      -----------      -----------        -----------
Net increase                      (2,238)              15,030           41,976          318,691           44,516            417,975
Assets available for
    benefits
    Beginning of year              5,337               33,288           98,628          415,442           92,277            644,972
                                --------          -----------     ------------      -----------      -----------        -----------

    End of year                 $  3,099          $    48,318     $    140,604      $   734,133      $   136,793        $ 1,062,947
                                ========          ===========     ============      ===========      ===========        ===========

See accompanying notes.


                 The Eastern Company Savings and Investment Plan
             Statements of Changes in Assets Available for Benefits


                                                                 Fund Information
                                -------------------------------------------------------------------------------
                                                     Daily                         Growth and          Eastern
                                 Participant       Dividend          Income          Income            Common
                                 Loans Fund       Trust Fund          Fund            Fund           Stock Fund         Total
                                ------------      -----------      -----------     -----------      ------------        -----------
 Year ended
    December 31, 1995
 Investment income:
    Dividends                                     $     1,860      $     4,003     $   20,890       $     1,547         $    28,300
 Net realized and
    unrealized appreciation
    (depreciation) in fair
    value of investments                                                 6,291         50,196            (6,811)             49,676
                                                        1,860           10,294         71,086            (5,264)             77,976
                                                  -----------      -----------     ----------       -----------         -----------
 Contributions:
    Employee                                           16,789           56,564        187,704            57,441             318,498
    Employer                                            3,237            8,147         29,655             8,704              49,743
                                                  -----------      -----------    -----------       -----------         -----------
                                                       20,026           64,711        217,359            66,145             368,241
 Benefits paid to
    participants                                       (3,528)          (7,621)       (11,616)           (1,362)            (24,127)

 Interfund transfers             $     5,337              857           (6,187)         5,208            (5,215)                 -
                                 -----------      -----------      -----------    -----------       -----------         -----------
 Net increase                          5,337           19,215           61,197        282,037            54,304             422,090
  Assets available for
     benefits
    Beginning of year                     -            14,073           37,431        133,405            37,973             222,882
                                 -----------      -----------      -----------    -----------       -----------         -----------

    End of year                  $     5,337      $    33,288      $    98,628     $  415,442       $    92,277         $   644,972
                                 ===========      ===========      ===========     ==========       ===========         ===========


                 The Eastern Company Savings and Investment Plan
                          Notes to Financial Statements

                                December 31, 1997


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

Contributions

Participants may contribute between 1% and 18% of their compensation up to the maximum allowed by the Internal Revenue Code. The Company makes matching contributions on a formula basis on the first 4% of participant contributions. The Company's match was 25% in 1997, 1996, and 1995.

Participant Accounts

Each participant's account is credited with the participant's contributions and allocations of (a) the Company's contributions and (b) Plan earnings. Allocations are based on participant earnings or account balances, as defined. Forfeited balances of terminated participants' nonvested accounts are used to reduce future Company contributions ($1,327 and $4,783 at December 31, 1997 and 1996, respectively).

Vesting

Participants are immediately vested in their voluntary contributions. Vesting in the Company contribution portion of their accounts plus actual earnings thereon is based on years of continuous service. A participant is 20% vested after three years of service, 40% vested after four years and 100% vested after five years of credited service.

                                The Eastern Company Savings and Investment Plan
                                    Notes to Financial Statements (continued)



 1. Description of Plan (continued)

 Investment Options

Upon enrollment in the Plan, a participant may direct contributions in 10% increments to any of four investment options as follows:

                                                                                         Number of Participants
                                                                                               December 31
    Name of Fund                         Description of Fund                             1997       1996    1995
---------------------               --------------------------------------               ----       ----    ----
 Daily Dividend Trust               Funds are invested in money
    Fund                               market instruments                                  57         39      42

 Income Fund                        Funds are invested in a diversified
                                       portfolio of fixed-income securities                85         66      71

 Growth and Income                  Funds are invested primarily in
    Fund                               common stocks                                      151        132     135

 Eastern Common Stock               Funds are invested in Common
    Fund                               Stock of The Eastern Company                        --         64      71

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

                 The Eastern Company Savings and Investment Plan
                    Notes to Financial Statements (continued)




1. Description of Plan (continued)

As of December 31, 1997 and 1996, there were no assets allocated but not yet paid to participants who had withdrawn from the Plan.

Plan Termination

Although it has not expressed any intent to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA. In the event of Plan termination, participants will become 100 percent vested in their accounts.

2.Accounting Policies

The preparation of the accompanying financial statements requires the use of estimates. Actual results could differ from those estimates.

Investments in mutual funds and, in 1996, the Company's Common Stock are stated at fair value as estimated by reference to quoted market prices.

Administrative expenses of the Plan are paid by the Company.

3. Investments

Plan investments that represent 5 percent or more of the Plan's assets follow:

                                                             December 31
                                                         1997          1996
                                                  ----------------------------
  Mutual funds:
    Putnam Daily Dividend Trust Fund              $    315,520    $     71,530
    Putnam Income Fund                                 219,692         134,105
    Putnam Growth and Income Fund                    1,030,823         710,784
  The Eastern Company Common Stock                        -            128,817
                                                  ------------    ------------

                                                  $  1,566,035    $  1,045,236
                                                  ============    ============

                 The Eastern Company Savings and Investment Plan
                    Notes to Financial Statements (continued)




3. Investments (continued)

The Plan's investments appreciated (depreciated) in value as follows:

                                                          December 31
                                           1997           1996           1995

   Mutual funds                         $  172,714   $   44,391     $    56,487
   The Eastern Company Common Stock     $   54,200        7,923          (6,811)
                                        ----------   ----------     -----------

                                        $  226,914   $   52,314     $    49,676
                                        ==========   ==========     ===========


4. Income Tax Status

The Plan is qualified under the applicable section of the Internal Revenue Code and, as such, is not subject to income tax under present tax laws. The Plan Administrator is not aware of any course of action or series of events that have occurred which might adversely affect the Plan's qualified status.

5. Transactions with Parties-in-Interest

The Eastern Common Stock Fund fund which invested in the Common Stock of the Company was an available investment option within the Plan. At December 31, 1996, the Plan owned 9,722 shares of the Company's Common Stock valued at $128,817. During 1997, the Plan sold such shares as directed by the Plan's participants in connection with a change in investment service provider effective January 1, 1998. The Eastern Common Stock Fund is no longer an available investment option within the Plan. The proceeds from the aforementioned sale were reinvested as directed by the Plan's participants.

                 The Eastern Company Savings and Investment Plan

                             Schedule of Investments







                                      Balance Held at Close of    Value of Each
                                      Period.  Number of          Each Item
Name of Issuer and                    Shares-Principal Amount     at Close of
Title of Issue                        of Bonds and Notes          Period
-------------------------------------------------------------------------------

December 31, 1997

Putnam-Daily Dividend Trust Fund           315,519.800 Units        $   315,520
Putnam-Income Fund Cl. A                     8,388.438 Units             59,642
Putnam-Income Fund Cl. B                    22,637.885 Units            160,050
Putnam-Growth and Income Fund Cl. A          2,653.058 Units             51,841
Putnam-Growth and Income Fund Cl. B         50,698.213 Units            978,982
Participant Loans                                                        26,978
                                                                    -----------
                                                                    $ 1,593,013

December 31, 1996

Putnam-Daily Dividend Trust Fund            71,529.530 Units        $    71,530
Putnam-Income Fund Cl. B                    19,212.765 Units            134,105
Putnam-Growth and Income Fund Cl. B         39,842.172 Units            710,784
New England Securities-Money Market Fund     1,132.770 Units              1,133
The Eastern Company-Common Stock             9,722 Shares               128,817
Participant Loans                                                         3,099
                                                                    -----------
                                                                    $ 1,049,468
                                                                    ===========

                      (This Page Intentionally Left Blank)

THE EASTERN COMPANY is a 140 year-old manufacturer of proprietary locks and other security devices with seven operating locations in the USA, Canada, Mexico and The Pacific Rim.

ANNUAL REPORT 1997

                                 [FRONT COVER]

                              [INSIDE FRONT COVER]


Financial Highlights

                                        1997             1996
Sales                              $67,331,422       $57,853,669
Income Before Income Taxes           5,807,526         1,527,012
Net Income                           3,722,530           879,817
Income Per Share (basic)                  1.40               .33
Dividends Per Share                     47 1/2               .46
Book Value Per Share                     11.00             10.88
Working Capital Per Share                 5.59              5.47
Current Ratio                        2.32 to 1         2.91 to 1
Capital Expenditures                 2,230,113         2,915,041
Depreciation and Amortization        2,978,250         2,952,876
Return on Shareholders' Equity             13%                3%
Number of Employees                        492               494
Number of Stockholders                     848               881

Per Share  data  based on the  weighted  average  number of  outstanding  shares
(basic) during each year.


                            [GRAPH IN TABULAR FORM]
SALES
  (in millions of dollars)

  1993*        1994*          1995           1996           1997
--------     --------       --------       --------       --------
$52,546      $58,381        $59,352        $57,854        $67,331

*As reclassified to reflect discontinued operation


                            [GRAPH IN TABULAR FORM]

EARNING
  (per share, basic)

  1993         1994           1995           1996           1997
--------     --------       --------       --------       --------
$ 1.01       $  .95         $  .90         $  .33         $ 1.40


                            [GRAPH IN TABULAR FORM]


SHAREHOLDERS' EQUITY
  (per share)

  1993         1994           1995           1996           1997
--------     --------       --------       --------       --------
$10.33       $10.77         $10.75         $10.88         $11.00


                            [GRAPH IN TABULAR FORM]

MARKET CAPITALIZATION
  (millions of dollars)

           1995         1996           1997           1998
          --------     --------       --------       --------
1st QTR   $41,279      $32,355        $36,625
2nd QTR   $38,175      $30,704        $39,688
3rd QTR   $33,664      $35,428        $40,210
4th QTR   $33,029      $35,990        $51,214
JAN 98                                               $55,751

Cash Dividend Rates
and Stock Splits
1997-1967

1997     -        13% increase
1992     -        9.5% increase
1991     -        12.5% increase,
                  50% stock dividend
1988     -        12% increase,
                  2 for 1 split
1987     -        $1.00 year-end extra
1984     -        43% increase
1982     -        50% decrease
1979     -        11% increase
1977     -        14% increase,
                  3 for 2 split
1976     -        27% increase, plus
                  20 cent year-end extra
1975     -        30 cent year-end extra
1974     -        25% increase, plus
                  11 cent year-end extra
1973     -        10% increase,
                  5 for 4 split
1972     -        4% increase
1970     -        3% increase,
                  3 for 2 split
1967     -        17% increase


                            PAGE 1 OF ANNUAL REPORT

To Our Shareholders:

The year 1997 was an outstanding one for The Eastern Company. After several years of lackluster performance, sales and earnings were brought dramatically back on track. Net sales grew 16% to $67.3 million while net income increased to $3.7 million, or $1.40 per share (basic), compared to $880 thousand, or $0.33 per share (basic), in the previous year. We followed through on our commitment to improve shareholder value. At the end of 1997, the Company's market capitalization increased to $51.2 million compared to $36.0 million on December 31, 1996.

The strength of the overall economy was a contributing factor to the Company's strong performance last year. Other factors also had a positive impact.
Noteworthy was the strong contribution at our Frazer & Jones division, as it continues to modify its production operations in order to increase its specialized contract casting business. In addition, new management initiatives were put in place to inspire greater productivity.

Our divisions have implemented several product and marketing programs reaffirming our optimism for growth in 1998 and beyond. These undertakings include the growth of Frazer & Jones' contract casting business. We are also searching out and concentrating on certain specialty end-use markets which will result in new business on some recently designed products such as safety locks for firearms and new latching devices for the sport pick-up truck accessory after-market.

Eastern's management is committed to achieving financial goals that will enable us to continue enhancing shareholder value. In addition to increasing sales and earnings, other key ingredients will include improved return on investment and cash flow. We will also seek acquisitions that strengthen our position in the markets we serve.


                            [LINE GRAPH]

GROWTH IN SHAREHOLDER VALUE
  (millions of dollars)


  1993         1994           1995           1996           1997
--------     --------       --------       --------       --------
$33,008      $36,076        $33,029        $35,990        $51,214




                            [LINE GRAPH]

QUARTERLY EPS


                 1995         1996           1997
               --------     --------       --------
1st QTR         $0.35       ($0.07)         $0.23
2nd QTR         $0.21        $0.13          $0.30
3rd QTR         $0.16        $0.18          $0.40
4th QTR         $0.18        $0.09          $0.47

                            PAGE 2 OF ANNUAL REPORT

Eastern is a strong, competitive company with quality products, a growing base of satisfied customers, dedicated employees, positive cash flow and a sound balance sheet. We feel these basic ingredients act as a strong foundation for us to maintain our growth and prosperity. The vision and activities implemented in 1997 will be continued as we work to reward our shareholders by building greater value in The Eastern Company.

I thank all our employees at our seven operating locations as well as our corporate management team who all have been enthusiastic and supportive in making 1997 a successful year. I am confident that their efforts will reap rewards for our shareholders and our entire corporate family.

Ole Imset, a dedicated Eastern Director for seven years, passed away in November of 1997. He will be missed by all of us who knew him.


/s/Leonard F. Leganza
---------------------
   Leonard F. Leganza
   President and Chief Executive Officer



Q u e s t i o n s  &  A n s w e r s

Q You have expressed optimism for Eastern's performance in 1998 and beyond. What are your main reasons for this?

A There are several factors involved here beyond just the prediction of a continuing good economy. Our optimism is based on a combination of having a strong position in our selected markets as well as the introduction of new products. Another key ingredient is a new management style that emphasizes the achievement of fundamental financial goals, such as earnings per share, cash flow and return on investment, all of which help maximize shareholders value.

Q Eastern has consistently expressed an interest in pursuing acquisitions or other strategic moves. Is this still the case? Why?

A Yes, we are still very interested and involved here. We believe that acquisitions are a faster way to enter into or expand in a certain targeted marketplace.

Q Eastern's various product lines seem to serve three different market areas. Do you feel that all three have sound growth potential? Also, is there one that has greater potential for Eastern?

A All three are equally desirable. Our product lines are tied by the common thread of high quality manufacturing and marketing. Each of our businesses compete in healthy, growing niche markets. As a result, we are not overly dependent on one product area.

Q You increased the dividend in 1997. If earnings continue to increase, might you consider increasing it again?

A For years it has been Eastern's policy to have our shareholders participate in the success of the company when earnings and other cash needs permit. We will continue to re-evaluate our dividend policy.

Q Was your good earnings performance in 1997 tied to the strong economy? Conversely, do you foresee a downturn in your earnings when the economy cools off?

A As is the case with most companies, a good economy is very important to our financial well being. However, we feel that with our very diverse mix of products Eastern is somewhat more resistant to cyclical downturns. In addition, some of our security products, such as our Presto(R) and Sesamee(R) brand locks are marketed through locksmith channels rather than to consumers who might be more directly effected by a weak economy.

                            PAGE 3 OF ANNUAL REPORT

Custom Locks

Eastern produces locks at four of its seven operating facilities. Most of the Company's keyed locks are custom-engineered to meet specific security applications. Eastern's custom-engineered locks are used for gaming and vending equipment, all types of enclosures and coin boxes where cash is being stored, for cabinets, drawers, instrumentation, and computer peripheral equipment. Today's lock customers have diverse requirements. In addition to varying levels of security, customers seek durability and ruggedness, as well as master and grand-master keying functions. Other important criteria in the customer's purchasing decision are the ability to re-key without having to remove the entire lock

                            PAGE 4 OF ANNUAL REPORT
itself, and the ability to thwart the unauthorized duplication of keys.

Eastern also produces the Sesamee(R)and Prestolock(R) brand of combination padlocks - an increasingly important product in the security field because these locks provide a logical solution to the problem of lost or stolen keys. A popular niche, end-use application for Prestolocks is the growing soft luggage industry. Another application for a combination lock is the Gun Blok(R) which is designed for the firearms industry to help prevent unauthorized access to rifles and handguns.


Q u e s t i o n s  &  A n s w e r s

Q Are you concerned that new state-of-the-art electronic security devices on the market might reduce the demand for conventional locks like Eastern's?

A No. Although electronic devices may trigger a mechanism, it is the mechanical lock that is required to perform the actual locking function.

Q It seems that lock manufacturers are introducing an ever-growing selection of specialized locks. How does this effect Eastern?

A We have chosen to serve only certain niches of the multi-million-dollar lock market - namely areas where we have expertise. We design and produce locks for specific end-uses, such as gaming and vending machines, coin boxes, and various electronic equipment. We believe these markets present us with the best opportunities for future growth.

Q Why is The Eastern Company placing an emphasis on advertising its combination locks?

A At Eastern we produce both keyed and combination locks. We believe both types are needed in today's security environment. Although key-type locks are more prevalent, we foresee substantial growth potential for combination locks in many end-use applications, because these keyless locks offer an alternative to the age-old problem of lost, stolen, or unauthorized duplication of keys. As a result, much of Eastern's marketing initiatives are focused on our keyless or combination locks.

                            PAGE 5 OF ANNUAL REPORT

Security Hardware

Security hardware is a term which describes the various types of closure devices used in a wide variety of industrial end-use applications. Typical products are latches, handles, hinges and multi-point latching mechanisms that often must provide a closing and locking function. Eastern's two operating facilities in Cleveland, Ohio and Ontario, Canada design and manufacture products which serve these diverse market areas. Eastern's security hardware offerings can typically be found in the electrical, telecommunications, food service equipment and machinery

                            PAGE 6 OF ANNUAL REPORT
industries, as well as medical and test instrumentation fields. In addition, for decades Eastern has been a leading producer of latches and locks for the truck body industry. The end-uses range from commonly seen vertical locking bars on the rear door of tractor trailers to custom handles and flush locks used on the tool compartments of utility trucks.



Q u e s t i o n s  &  A n s w e r s

Q Are your latches and locks mainly proprietary catalog items or are they designed for a single customer's individual needs?

A The answer is both. Although the hundreds of security devices presented in our catalogs are available to all customers, a large percentage of our annual sales are products that are custom-engineered to solve a specific customer's security need. In many instances, other customers may later purchase the same product or a modification of it.

Q What are the markets for all your security  hardware  products?

A Our latches and other security devices are targeted at two basic markets. They are the truck body and other vehicle manufacturers as well as general industrial and electronic equipment producers.

Q What new product lines do you feel might be natural adjuncts in order to provide future growth? Do you plan to develop these internally or obtain them via acquisition?

A There are a number of extremely nteresting specialty products that we feel would be excellent building blocks for growth while augmenting or complementing our core product line. Some could be developed internally while others would most practically be added by means of an acquisition. Among the new product lines we might be interested in are marine hardware, specialty fasteners, hinges and rollup doors.

                            PAGE 7 OF ANNUAL REPORT

Metal Products

Two different product lines are manufactured at Eastern's production facility in Syracuse, New York. Our Frazer & Jones division is the dominant producer of anchoring devices which are used to support the roofs of underground mines. These devices provide the rugged reliability and sturdiness needed to reduce potential and costly mining accidents.

                            PAGE 8 OF ANNUAL REPORT

Recognizing that new mining techniques are reducing the need for conventional roof support systems in the mining industry, Frazer & Jones has modified its production operations in order to enter the market for contract castings. Frazer & Jones is one of the most automated and efficient producers of high-volume, small-size, complex metal castings that are used in the electrical, construction and automotive industries.


Q u e s t i o n s  &  A n s w e r s

Q Why did the demand for your traditional product lines of mine roof support fasteners diminish?

A We saw a downturn in our core mining business primarily because new technological advances in mining reduced the need for mine roof support systems. However, the anticipated need for mine roof systems will not totally disappear in the near-term. This trend triggered our decision to convert our production operations to produce specialized contract castings. This has proven to be a very wise decision.

Q What do you mean by contract casting business? Who uses these products?

A This means that we contract to produce specialty castings for other customers' specific requirements. The majority of this output is for the construction, electrical and automotive industries.

Q How do you envision your future success in this specialized contract casting business?

A Not only are we pleased with the sales and earnings growth that we have already experienced, but we are optimistic about the future of serving these markets. The reason for this optimism is that our Frazer & Jones division is one of the most efficient, mechanized foundries of its kind in the country this makes it very suited to excel in this business.


                            PAGE 9 OF ANNUAL REPORT



Financial Statements

Consolidated Balance Sheets
January 3, 1998 and December 28, 1996

                                                                                               1997             1996
ASSETS
Current Assets
Cash and cash equivalents                                                                 $  2,111,289      $  2,269,031
Accounts receivable, less allowances of $329,000 in 1997 and $567,000 in 1996                8,725,167         7,018,961
Inventories:
   Raw materials and component parts                                                         5,502,526         5,034,184
   Work in process                                                                           3,736,500         2,564,546
   Finished goods                                                                            3,175,840         3,299,097
                                                                                          ------------      ------------
                                                                                            12,414,866        10,897,827
Prepaid expenses and other                                                                   1,819,857         1,469,155
Deferred income taxes                                                                        1,026,700           818,000
                                                                                          ------------      ------------
Total Current Assets                                                                        26,097,879        22,472,974
Property, Plant and Equipment
   Land                                                                                        227,622           228,064
   Buildings                                                                                 3,936,441         3,761,466
   Machinery and equipment                                                                  21,270,361        21,971,513
   Accumulated depreciation                                                                (11,997,894)      (12,074,420)
                                                                                          ------------      ------------
                                                                                            13,436,530        13,886,623
Other Assets
   Goodwill, less accumulated amortization of $51,411 in 1997 and $43,583 in 1996               13,701            21,530
   Patents, technology, licenses and trademarks, less accumulated
     amortization of $1,034,253 in 1997 and $682,773 in 1996                                 1,989,410         2,023,034
   Prepaid pension cost                                                                      4,217,604         4,017,397
   Other Assets                                                                                 43,037            70,676
                                                                                          ------------      ------------
                                                                                             6,263,752         6,132,637
                                                                                          ------------      ------------
                                                                                          $ 45,798,161      $ 42,492,234
                                                                                          ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                                                       $  3,499,857      $  2,396,582
   Accrued compensation                                                                      1,413,418           859,701
   Other accrued expenses                                                                    2,662,088           823,560
   Short-term borrowings                                                                     3,500,000         3,500,000
   Current portion of long-term debt                                                           163,662           130,980
                                                                                          ------------      ------------
Total Current Liabilities                                                                   11,239,025         7,710,823
Deferred income taxes                                                                        2,492,200         2,389,800
Long-term debt                                                                                  60,000           224,415
Accrued postretirement benefits                                                              2,763,795         2,812,690
Shareholders' Equity
   Voting Preferred Stock, no par value: Authorized and unissued: 1,000,000 shares
   Nonvoting Preferred Stock, no par value: Authorized and unissued: 1,000,000 shares
   Common Stock, no par value:
     Authorized: 25,000,000 shares
     Issued: 2,593,089 shares in 1997 and 2,716,214 shares in 1996;
       excluding shares held in treasury of 831,780 in 1997 and 610,987 in 1996              6,078,427         8,272,614
   Retained earnings                                                                        24,220,894        21,765,893
   Unearned compensation                                                                      (492,969)         (200,938)
   Accumulated translation adjustments                                                        (563,211)         (483,063)
                                                                                          ------------      ------------
Total Shareholders' Equity                                                                  29,243,141        29,354,506
                                                                                          ------------      ------------
                                                                                          $ 45,798,161      $ 42,492,234
                                                                                          ============      ============

See notes to consolidated financial statements.

                            PAGE 10 OF ANNUAL REPORT




Financial Statements

Consolidated Statements of Income

Fiscal Years Ended January 3,1998, December 28, 1996 and December 30, 1995

                                                                     1997             1996               1995
Net sales                                                        $67,331,422       $57,853,669        $59,351,783
Other income                                                         139,116            88,191            274,054
                                                                 -----------       -----------        -----------
                                                                  67,470,538        57,941,860         59,625,837

Costs and expenses
         Cost of products sold                                    48,779,527        45,173,447         45,236,910
         Selling and administrative                               12,586,893        11,025,975         10,041,833
         Interest                                                    296,592           215,426             72,471
                                                                 -----------       -----------        -----------
                                                                  61,663,012        56,414,848         55,351,214
                                                                 -----------       -----------        -----------
Income before income taxes from
         continuing operations                                     5,807,526         1,527,012          4,274,623

Income taxes                                                       2,084,996           647,195          1,527,481
                                                                 -----------       -----------        -----------
Income from continuing operations                                  3,722,530           879,817          2,747,142

Discontinued operations:
         Loss from operations of discontinued segment, net of
                  income tax credit of $63,300                            -                 -            (173,582)
         Loss on disposal of discontinued segment,
                  net of income tax credit of $1,400                      -                 -             (83,062)

Net Income                                                       $ 3,722,530       $   879,817        $ 2,490,498
                                                                 ===========       ===========        ===========


Basic Earnings per Share:
         Income from continuing operations                       $      1.40       $       .33        $       .99
         Discontinued operations                                          -                 -                (.09)
                                                                 -----------       -----------        -----------
         Net Income                                              $      1.40       $       .33        $       .90
                                                                 ===========       ===========        ===========

Diluted Earnings per Share:
         Income from continuing operations                       $      1.38       $       .32        $       .98
         Discontinued operations                                          -                 -                (.09)
                                                                 -----------       -----------        -----------
         Net Income                                              $      1.38       $       .32        $       .89
                                                                 ===========       ===========        ===========

See notes to consolidated financial statements.


                            PAGE 11 OF ANNUAL REPORT


Financial Statements

Consolidated Statements of Shareholders' Equity
Fiscal Years Ended January 3, 1998, December 28, 1996 and December 30, 1995


                                                                                                               Accumulated
                                                           Common          Retained          Unearned           Translation
                                                           Stock           Earnings          Compensation       Adjustments
Balances at December 31, 1994                            $ 9,009,392       $20,912,486                -        $   (78,421)
         Net income                                               -          2,490,498                -                 -
         Cash dividends declared, $.46 per share                  -         (1,275,577)               -                 -
         Purchase of 90,051 shares of Common Stock
                  for treasury                            (1,096,164)               -                 -                 -
         Issuance of 11,250 shares of Common Stock
                  upon the exercise of stock options         104,510                -                 -                 -
         Currency translation adjustment                          -                 -                 -           (260,040)
                                                         -----------       -----------      ------------       -----------
Balances at December 30, 1995                              8,017,738        22,127,407                -           (338,461)
         Net income                                               -            879,817                -                 -
         Cash dividends declared, $.46 per share                  -         (1,241,331)               -                 -
         Issuance of 3,000 shares of Common Stock
                  upon the exercise of stock options          28,125                -                 -                 -
         Issuance of 1,930 shares of Common Stock
                  for director fees                           25,813                -                 -                 -
         Issuance of 15,000 shares of Common Stock
                  for restricted stock awards                200,938                -        $  (200,938)               -
         Currency translation adjustment                          -                 -                 -           (144,602)
                                                         -----------       -----------       -----------       -----------
Balances at December 28, 1996                              8,272,614        21,765,893          (200,938)         (483,063)
         Net income                                               -          3,722,530                -                 -
         Cash dividends declared, $.475 per share                 -         (1,267,529)               -                 -
         Purchase of 220,793 shares of Common Stock
                  for treasury                            (3,421,825)               -                 -                 -
         Issuance of 70,293 shares of Common Stock
                  upon the exercise of stock options         721,656                -                 -                 -
         Issuance of 4,875 shares of Common Stock
                  for director fees                           75,201                -                 -                 -
         Issuance of 22,500 shares of Common Stock
                  for restricted stock awards                405,469                -           (405,469)               -
         7,500 shares of Common Stock earned
                  under restricted stock award program        25,312                -            113,438                -
         Currency translation adjustment                          -                 -                 -            (80,148)
                                                         -----------       -----------       -----------       -----------
Balances at January 3, 1998                              $ 6,078,427       $24,220,894       $  (492,969)      $  (563,211)
                                                         ===========       ===========       ===========       ===========

See notes to consolidated financial statements.


                            PAGE 12 OF ANNUAL REPORT



Financial Statements

Consolidated Statements of Cash Flows
Fiscal Years Ended January 3, 1998, December 28, 1996 and December 30, 1995


                                                                    1997                   1996                1995
Operating Activities
Net Income                                                      $ 3,722,530           $   879,817          $ 2,490,498
Adjustments  to  reconcile   net  income  to  net  cash
   provided  by  operating activities:
      Depreciation and amortization                               2,978,250             2,952,876            2,628,319
      (Gain) loss on sales of equipment and other assets              4,618)                9,780                5,580
      Provision for doubtful accounts                               370,755               251,881              261,687
      Deferred income taxes                                        (106,300)               32,500              264,700
      Issuance of Common Stock for directors' fees                   75,201                25,813                   -
                  Compensation related to earned contingent
                           shares of Common Stock                   138,750                    -                    -
                  Changes in operating assets and liabilities:
                           Accounts receivable                   (2,181,557)              534,741            1,573,707
                           Inventories                           (1,612,166)              882,531           (2,280,056)
                           Prepaid expenses and other              (358,019)             (159,412)           1,059,465
                           Prepaid pension cost                    (200,206)             (948,332)            (110,704)
                           Other assets                            (313,827)           (1,178,406)            (217,508)
                           Accounts payable                       1,557,083              (854,183)            (208,235)
                           Accrued compensation                     576,064               (47,719)             (24,457)
                           Other accrued expenses                 1,546,392                88,706              261,577
                                                                -----------           -----------          -----------
Net cash provided by operating activities                         6,188,332             2,470,593            5,704,573

Investing Activities
Purchases of property, plant and equipment                       (2,230,113)           (2,915,041)          (3,319,663)
Proceeds from sales of equipment and other assets                    54,497                13,600               69,559
                                                                -----------           -----------          -----------
Net cash used by investing activities                            (2,175,616)           (2,901,441)          (3,250,104)

Financing Activities
Proceeds from line of credit                                      2,000,000             2,500,000            1,000,000
Payments on line of credit                                       (2,000,000)                   -            (1,400,000)
Proceeds from issuance of long-term debt                                 -                     -               210,468
Principal payments on long-term debt                               (116,831)             (102,373)          (1,060,000)
Proceeds from sales of Common Stock                                 721,656                28,125              104,510
Purchases of Common Stock for treasury                           (3,421,825)                   -            (1,096,164)
Dividends paid                                                   (1,267,529)           (1,241,331)          (1,275,577)
Net cash (used) provided by financing activities                 (4,084,529)            1,184,421           (3,516,763)
Effect of exchange rate changes on cash                             (85,929)               (5,903)             (26,589)
                                                                -----------           -----------          -----------
Net (decrease) increase in cash and cash equivalents               (157,742)              747,670           (1,088,883)

Cash and cash equivalents at beginning of year                    2,269,031             1,521,361            2,610,244
                                                                -----------           -----------          -----------
Cash and cash equivalents at end of year                        $ 2,111,289           $ 2,269,031          $ 1,521,361
                                                                ===========           ===========          ===========

See notes to consolidated financial statements.


                            PAGE 13 OF ANNUAL REPORT

Financial Statements

Notes of Consolidated Financial Statements January 3, 1998, December 28, 1996 and December 30, 1995

1. OPERATIONS
The operations of The Eastern Company (the Company) consist of a single business segment -- security products. Security products are used to close, lock or support equipment used in the industrial, transportation or mining industries. Sales are made to customers primarily in North America. Ongoing credit evaluations are made of customers for which collateral is generally not required. Allowances for credit losses are provided; such losses have been within management's expectations. During fiscal 1998, the Company will be required to adopt Financial Accounting Standards Board (FASB) Statement No. 131, Disclosures About Segments of An Enterprise and Related Information.

2. DISCONTINUED OPERATIONS
In 1995, the Company sold the business and substantially all assets (customer list, property and inventories) of its construction segment; the Company retained accounts receivable. At January 3, 1998, there were no recorded balances related to the discontinued construction segment. At December 28, 1996 accounts receivable before allowances included $329,152 related to the discontinued construction segment and adequate allowances had been provided for potential losses. Statements of income reflect the discontinuance of this segment.

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

Foreign Currency Translation
For foreign operations, balance sheet accounts are translated at the current year-end exchange rate; income statement accounts are translated at the average exchange rate for the year. Resulting translation adjustments are made directly to a separate component of shareholders' equity -- "accumulated translation adjustments". Foreign currency exchange gains and losses are not material in any year.

Cash Equivalents
Highly liquid investments purchased with a maturity of three months or less are considered cash equivalents.

Inventories
Inventories are valued generally at the lower of cost, determined by the last-in, first-out (LIFO) method, or market. Current cost exceeded the LIFO carrying value by approximately $2,854,000 at January 3, 1998 and $2,894,000 at December 28, 1996.

Property, Plant and Equipment and Related Depreciation
Property, plant and equipment are stated on the basis of cost. Depreciation ($2,597,806 in 1997, $2,688,305 in 1996 and $2,358,722 in 1995) is computed generally using the straight-line method based on the estimated useful lives of the assets. Intangibles Patents are amortized using the straight-line method over the lives of the patents. Technology and licenses are generally amortized on a straight-line basis over periods ranging from five to 17 years. Goodwill is being amortized over periods ranging from five to 20 years.

Product Development Costs
Product development costs, charged to expense as incurred, were $84,290 in 1997, $142,358 in 1996 and $353,425 in 1995.

Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs were $442,965 in 1997, $597,877 in 1996 and $525,850 in 1995.

                            PAGE 14 OF ANNUAL REPORT


Earnings Per Share
The denominators used in the earnings per share computations follow:

                                                     1997          1996          1995
Basic:
Weighted average shares outstanding               2,688,181      2,713,191     2,771,840
Contingent shares outstanding                       (30,000)       (15,000)           -
                                                  ---------      ---------     ---------
Denominator for basic earnings per share          2,658,181      2,698,191     2,771,840
                                                  =========      =========     =========

Diluted:
Weighted average shares outstanding               2,688,181      2,713,191     2,771,840
Contingent shares outstanding                       (30,000)       (15,000)           -
Dilutive stock options                               39,820         35,381        45,033
                                                  ---------      ---------     ---------
Denominator for diluted earnings per share        2,698,001      2,733,572     2,816,873
                                                  =========      =========     =========



4. CONTINGENCIES
In 1996, the United States Court of Appeals reversed a 1995 District Court ruling relating to environmental remediation complaints against the Company and other potentially responsible parties (PRPs). In 1997, additional expenses recognized, net of insurance recoveries, relating to these complaints were immaterial to the Company's operating results. The contingency for these environmental complaints is expected to be resolved within the next year. All of the involved PRPs are expected to fund their share of the ultimate expenses relating to these matters. In 1997, the Company also provided for other contingencies arising in the ordinary course of business. The aggregate liability for all contingencies is approximately $1,200,000 as of January 3, 1998 and is included in current liabilities under the caption, "other accrued expenses". A substantial portion of this liability will be funded by insurance proceeds. Although possible, no significant change in the estimated liability is contemplated.


5. DEBT
Debt consists of:                                                  1997             1996
   Non-interest bearing note due in yearly installments of
      $60,000 through January 7, 1999                           $ 120,000        $ 180,000
   Non-interest bearing note due in 1998                           68,562           95,621
   Note payable due in 1998 with interest at 11%                   35,100           79,774
                                                                 --------         --------
                                                                  223,662          355,395
   Less current portion                                           163,662          130,980
                                                                 --------         --------
                                                                $  60,000        $ 224,415
                                                                =========        =========


Interest paid was $248,314 in 1997,  $174,325 in 1996 and $107,466 in 1995.  The
Company has available a $7,000,000 line of credit. Borrowings against the line were $3,500,000 at January 3, 1998; such borrowings bear interest at rates ranging from 7.01% to 7.15%. In connection with the Company's cash management program, compensating balances (approximately $450,000 at January 3, 1998) are required to be maintained.


6. STOCK RIGHTS
At January 3, 1998 there were 2,593,089 stock rights outstanding. Each right may be exercised to purchase one share of the Company's Common Stock at an exercise price of $35, subject to adjustment to prevent dilution. The rights generally become exercisable ten days after an individual or group acquires 10% of the Company's outstanding common shares or after commencement or announcement of an offer for 10% or more of the Company's Common Stock. The stock rights, which do not have voting privileges, expire on October 15, 2001, and may be redeemed by the Company at a price of $.01 per right at any time prior to their expiration or the acquisition of 10% of the Company's Common Stock. In the event that the Company were acquired in a merger or other business combination transaction, provision shall be made so that each holder of a right shall have the right to receive, upon exercise thereof at the then current exercise price, that number of shares of common stock of the surviving company which at the time of such transaction would have a market value of two times the exercise price of the right.

                            PAGE 15 OF ANNUAL REPORT

Financial Statements

Notes to Consolidated Financial Statements

7. STOCK OPTIONS AND AWARDS
The Company has four incentive stock option plans for officers, other key employees, and nonemployee directors: 1983, 1989, 1995, and 1997. Under the 1983, 1989, and 1995 plans, options may be granted to the participants to purchase shares of Common Stock at prices not less than 100% of the fair market value of the stock on the dates the options are granted. Restricted stock awards may also be granted to participants under the 1995 plan with restrictions determined by the Incentive Compensation Committee of the Company's Board of Directors. Under the 1997 plan, options may be granted to the participants to purchase shares of Common Stock at prices determined by the Compensation Committee of the Company's Board of Directors. All options under the 1997 plan were granted at prices equal to the fair market value of the stock on those dates. At January 3, 1998, 22,500 shares of the Company's unissued Common Stock were reserved for options under its 1983 Incentive Stock Option Plan. Changes in stock options under this plan follow:


                                             1997                         1996                          1995
                                    ------------------------      -------------------------     ------------------------
                                                   Weighted                       Weighted                     Weighted
                                                   Average                        Average                      Average
                                                   Exercise                       Exercise                     Exercise
                                     Options       Price           Options        Price          Options       Price
                                    ------------------------      -------------------------     ------------------------
Outstanding, beginning of year         29,640       $9.34            40,590        $9.27           59,840       $9.29
Exercised                             (7,140)      $9.25                -            -           (11,250)      $9.29
Forfeited                                 -           -            (10,950)       $9.08           (8,000)      $9.375
                                      ------                       -------                       -------
Outstanding, end of year              22,500       $9.375           29,640        $9.34           40,590       $9.27
                                      ======                       =======                       =======
Exercisable, end of year:
         At $9.08                         -                          3,000                        13,950
         At $9.375                    22,500                        26,640                        26,640


At January 3, 1998, 114,650 shares of the Company's unissued Common Stock were reserved for options under its 1989 Incentive Stock Option Plan. Changes in stock options under this plan follow:


                                             1997                         1996                           1995
                                     -----------------------      -------------------------     ------------------------
                                                   Weighted                       Weighted                     Weighted
                                                   Average                        Average                      Average
                                                   Exercise                       Exercise                     Exercise
                                      Options      Price           Options        Price          Options       Price
                                     -----------------------      -------------------------     ------------------------
Outstanding, beginning of year        121,203      $10.00          124,203        $ 9.99         124,203       $9.99
Granted                                35,000      $16.16               -             -               -           -
Exercised                             (63,153)     $10.19           (3,000)       $ 9.375             -           -
                                      -------                      -------                       -------
Outstanding, end of year               93,050      $12.19          121,203        $10.00         124,203       $9.99
                                       ======                      =======                       =======
Exercisable, end of year:
         At $9.08                      31,550                       33,750                        33,750
         At $9.375                     10,000                       53,703                        56,703
         At $11.00                     11,250                       11,250                        11,250
         At $12.25                      5,250                       11,250                        11,250
         At $12.50                         -                        11,250                        11,250
         At $14.875                    20,000                           -                             -
         At $17.875                    15,000                           -                             -

                            PAGE 16 OF ANNUAL REPORT

At January 3, 1998, 242,500 shares of the Company's unissued Common Stock were reserved for options and awards under its 1995 Incentive Stock Option Plan. Changes in stock options and restricted stock awards under this plan follows:

                                           Stock Options                        Stock Awards
                                               1997                     1997                   1996
                                     -------------------------   -------------------------------------------
                                                                           Weighted               Weighted
                                                    Weighted               Average                Average
                                                    Average                Fair Value             Fair Value
                                                    Exercise               at Date of             at Date of
                                        Options     Price         Awards   Grant         Awards   Grant
                                     -------------------------   -------------------------------------------
Outstanding, beginning of year               -           -        15,000   $13.40            -        -
Granted                                  25,000     $17.875       22,500   $18.02        15,000   $13.40
Earned                                       -           -        (7,500)  $15.13            -        -
                                         ------                   ------                 ------
Outstanding, end of year                 25,000     $17.875       30,000   $16.43        15,000   $13.40
                                         ======                   ======                 ======
Exercisable, end of year:
         At $17.875                      25,000

At January 3, 1998, 150,000 shares of the Company's unissued Common Stock were reserved for options under its 1997 Incentive Stock Option Plan. Changes in stock options under this plan follow:

                                    1997
                             -------------------
                                        Weighted
                                        Average
                                        Exercise
                             Options    Price
                             -------------------
Granted                      90,000     $14.875
Outstanding, end of year     90,000     $14.875
Exercisable, end of year:
         At $14.875          90,000

Compensation expense for stock options is recognized under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Compensation expense for restricted stock awards granted is recognized when earned based on the achievement of targeted annual operating results through December 31, 2000. Compensation expense of $138,750 related to stock awards was required to be recognized in 1997. If stock options were accounted for using the fair value method under FASB Statement No. 123, Accounting for Stock Based Compensation, net income, basic earnings per share and diluted earnings per share would have been $3,454,430, $1.30, and $1.28, respectively in 1997. In connection therewith, fair value was estimated using the "Black Scholes" method referred to in FASB Statement No. 123 with the following weighted-average assumptions: a risk free interest rate of 5.62%; expected volatility of 0.164; an expected option life of 5 years; and a weighted-average dividend yield of 3.34%.

8. INCOME TAXES
Deferred income taxes are provided on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and those for income tax reporting purposes. Deferred income tax liabilities (assets) relate to:

                                              1997              1996            1995
Property, plant and equipment             $ 2,054,700        $ 1,949,000        $ 1,883,200
Pension accruals                            1,640,600          1,571,300          1,470,400
Other                                         275,100            129,800            146,500
                                          -----------        -----------        -----------
  Total deferred income tax liabilities     3,970,400          3,650,100          3,500,100

Other postretirement benefits              (1,075,100)        (1,099,700)        (1,104,300)
Inventories                                  (288,800)          (291,000)          (208,400)
Allowance for doubtful accounts              (120,000)          (179,600)          (229,700)
Accrued compensation                         (304,700)          (271,700)          (253,100)
Accrual for contingencies                    (408,500)                -                  -
Other                                        (307,800)          (236,300)          (165,300)
                                          -----------        -----------        -----------
  Total deferred income tax assets         (2,504,900)        (2,078,300)        (1,960,800)
                                          -----------        -----------        -----------
Net deferred income tax liabilities       $ 1,465,500        $ 1,571,800        $ 1,539,300
                                          ===========        ===========        ===========


                            PAGE 17 OF ANNUAL REPORT

Financial Statements

Notes to Consolidated Financial Statements

8. INCOME TAXES (continued)
Income before income taxes from continuing operations consists of:

                                1997               1996              1995

         Domestic          $ 5,107,701        $ 1,476,346         $ 4,089,932
         Foreign               699,825             50,666             184,691
                           -----------        -----------         -----------
                           $ 5,807,526        $ 1,527,012         $ 4,274,623
                           ===========        ===========         ===========

Income taxes follow:
                                1997               1996              1995
         Current:
           Federal         $ 1,749,800        $   525,000         $ 1,011,900
           Foreign             170,996             35,795              49,681
           State               270,500             53,900             122,600
         Deferred             (106,300)            32,500             343,300
                           -----------         ----------         -----------
                           $ 2,084,996         $  647,195         $ 1,527,481
                           ===========         ==========         ===========


A reconciliation of income taxes computed using the U.S. federal statutory rate to those reflected in continuing operations follows:


                                                       1997                  1996                     1995
                                                 Amount   Percent       Amount   Percent         Amount   Percent
                                           ----------------------    -------------------    ---------------------
Income taxes using
  U.S. federal statutory rate               $ 1,974,600     34%      $ 519,200     34%      $ 1,453,400     34%
State income taxes, net of federal benefit      166,100      3          31,700      2            75,500      2
U.S. tax on foreign income                      (66,900)    (1)         39,100      2           (13,100)    --
Other - net                                      11,196     --          57,195      4            11,681     --
                                           ----------------------    -------------------    ---------------------
                                            $ 2,084,996     36%      $ 647,195     42%      $ 1,527,481     36%
                                           ======================    ===================    =====================


Total income taxes paid were  $1,872,699 in 1997,  $476,441 in 1996 and $955,398 in 1995. United States income taxes have not been provided on the undistributed earnings of foreign subsidiaries ($2,016,892 at January 3, 1998) because such earnings are intended to be reinvested abroad indefinitely or repatriated only when substantially free of such taxes.


9. LEASES
The Company leases certain equipment and buildings under operating lease arrangements. Certain leases contain renewal options for periods ranging from one to ten years. Future minimum payments under operating leases with initial or remaining terms in excess of one year during each of the next five years follow:

            1998              $   287,464
            1999                  291,375
            2000                  291,415
            2001                  291,435
            2002                  291,455
                              $ 1,453,144

Rent expense for all operating leases was $288,178 in 1997, $274,066 in 1996 and $259,379 in 1995.

                            PAGE 18 OF ANNUAL REPORT

10. EMPLOYEE RETIREMENT BENEFITS
The Company has noncontributory defined benefit pension plans covering most U.S. employees. Plan benefits are generally based upon age at retirement, years of service and, for its salaried plan, the level of compensation. The Company funds the annual contributions required by applicable regulations. The Company also sponsors an unfunded nonqualified supplemental retirement plan that provides a former officer with benefits in excess of limits imposed by federal tax law. U.S. salaried employees and most employees of the Company's Canadian subsidiary are covered by defined contribution plans. A summary of the components of income under the Company's employee retirement benefit plans follows:

                                                               1997             1996           1995
   Service cost - benefits earned during the period        $   601,528      $   611,268      $  548,618
   Interest cost on projected benefit obligation             1,735,777        1,681,527       1,603,636
   Actual return on plan assets                             (4,863,796)      (2,331,708)     (2,206,195)
   Net amortization and deferral                             2,326,279          (91,356)       (106,343)
   Defined contribution plans expense                           61,128           54,877          58,421
                                                           -----------      -----------      ----------

                                                           $  (139,084)     $   (75,392)     $ (101,863)

Assumptions used in accounting for pensions were:
                                                       1997     1996     1995
                                                       ----     ----     ----
  Weighted average discount rates                      7.5%     7.5%     7.5%
  Rates of increase in compensation levels             4.25%    4.25%    4.25%
  Expected long-term rate of return on assets          8.5%     8.5%     8.5%



Based on the latest actuarial information available, the following table sets forth the funded status of the Company's defined benefit plans at September 30:

                                                                                1997                1996
Actuarial present value of benefit obligations:
  Vested benefit obligation                                               $  24,173,695        $  23,273,991
                                                                          =============        =============
  Accumulated benefit obligation                                          $  24,329,083        $  23,516,362
                                                                          =============        =============
  Projected benefit obligation                                            $  25,004,296        $  24,072,918
                                                                          =============        =============
Plan assets at fair value                                                 $  32,528,335        $  29,333,576
                                                                          =============        =============
Excess of plan assets over projected benefit obligation                   $   7,524,039        $   5,260,658
Unrecognized prior service cost                                                 252,363              100,044
Unrecognized net (gain) loss                                                 (1,668,875)             700,920
Unrecognized transition asset                                                (1,889,923)          (2,042,974)
Adjustment required to recognize intangible pension asset                            -                (1,251)
                                                                          -------------        -------------
Prepaid pension cost                                                      $   4,217,604        $   4,017,397
                                                                          =============        =============

All of the plans' assets at January 3, 1998 are invested in listed stocks and bonds and pooled investment funds, including Common Stock of the Company having a market value of $5,673,188 at that date.



11. POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS
The Company provides health care and life insurance for substantially all retired salaried employees in the United States. The status of the Company's postretirement health care and life insurance benefit plans at year-end follows:

                                                                                1997                1996
Accumulated postretirement benefit obligation:
  Retirees                                                                $   1,526,958       $    1,604,781
  Fully eligible active plan participants                                     1,302,828            1,115,822
                                                                          -------------       --------------
                                                                              2,829,786            2,720,603
Plan assets at fair value                                                       819,179              726,134
                                                                          -------------       --------------
Excess of accumulated postretirement benefit obligation over plan assets      2,010,607            1,994,469
Unrecognized prior service cost                                                 206,678              227,767
Unrecognized net gain                                                           546,510              590,454
                                                                          -------------       --------------
Accrued postretirement benefits                                           $   2,763,795       $    2,812,690
                                                                          =============       ==============
Plan assets are invested in a pooled insurance fund.

                           PAGE 19 OF ANNUAL REPORT

Financial Statements

Notes to Consolidated Financial Statements

11. POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS (continued)
A summary of the components of postretirement health care and life insurance benefit cost follows:

                                                          1997              1996             1995
Service cost - benefits earned during the period      $   103,449        $    92,583       $   85,932
Interest cost                                             196,877            211,415          217,668
Actual return on plan assets                              (66,130)           (58,683)         (50,907)
Net amortization and deferral                             (55,395)           (21,089)         (21,089)
                                                      -----------        -----------       ----------
Net postretirement benefit cost                       $   178,801        $   224,226       $  231,604
                                                      ===========        ===========       ==========

The life insurance cost trend rate is expected to remain at 4.5%. The health care cost trend rate for participants retiring after January 1, 1991 is nil; no increase in that rate is expected because of caps placed on benefits. The health care cost trend rate for participants who retired prior to January 1, 1991 is also nil; that rate is expected to increase to 4.5% in the year 2000. A one percentage point increase in the assumed health care cost trend rate would have increased the accumulated benefit obligation by $210,572 at January 3, 1998 and increased the net periodic postretirement benefit cost for 1997 by $33,086. A weighted average discount rate of 7.5% was used to determine the accumulated benefit obligation at the end of both 1997 and 1996. A return of 9% on plan assets was used for 1997, 1996, and 1995.


12. FINANCIAL INSTRUMENTS
The carrying values of financial instruments (cash and cash equivalents, accounts receivable, accounts payable, and debt) as of January 3, 1998 approximate fair value. Market value was based on expected cash flows and current market conditions.




Report of Ernest & Young LLP, Independent Auditors

BOARD OF DIRECTORS
THE EASTERN COMPANY

We have  audited the  accompanying  consolidated  balance  sheets of The Eastern
Company as of January 3, 1998 and December 28, 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended January 3, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Eastern Company at January 3, 1998 and December 28, 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 3, 1998, in conformity with generally accepted accounting principles.
                                                        /s/ Ernst & Young LLP
                                                        ---------------------
                                                            Ernst & Young LLP
Hartford, Connecticut
January 30, 1998

                            PAGE 20 OF ANNUAL REPORT

Financial Statements

1997-1993 Summary of Operations

INCOME STATEMENT ITEMS (in thousands)
                                             1997+         1996           1995          1994*         1993*
Net Sales                                  $67,331       $57,854        $59,352       $58,381       $52,546
Cost of Products Sold                       48,780        45,173         45,237        44,740        39,242
Depreciation and Amortization                2,978         2,953          2,628         2,453         2,322
Interest Expense                               297           215             72            97           144
Income Before Income Taxes                    5,808         1,527          4,275         3,865         4,464
Income Taxes                                 2,085           647          1,528         1,428         1,634
Income (Loss):
  Continuing Operations                      3,723           880          2,747         2,437         2,830
  Discontinued Operations                       -             -            (257)          206           (64)
  Net Income                                 3,723           880          2,490         2,643         2,766
Dividends                                    1,268         1,241          1,276         1,276         1,265

BALANCE SHEET ITEMS (in thousands)
                                             1997+         1996           1995          1994          1993
Inventory                                  $12,415       $10,898        $11,793        $9,531       $11,193
Working Capital                             14,859        14,762         17,240        17,834        17,708
Plant Assets Net                            13,437        13,887         13,686        12,954        12,416
Total Assets                                45,798        42,492         41,090        41,883        40,459
Shareholders' Equity                        29,243        29,355         29,807        29,843        28,383
Capital Expenditures                         2,230         2,915          3,320         2,850         1,446
Long-Term Obligations                           60           224            340           240         1,300

PER SHARE DATA
                                             1997+         1996           1995          1994*         1993*
Basic Earnings per Share:
  Income from continuing operations        $  1.40       $   .33        $   .99        $  .88       $  1.03
  Discontinued operations                       -             -            (.09)          .07          (.02)
                                           -------       -------        -------        ------       -------
  Net income                               $  1.40       $   .33        $   .90        $  .95       $  1.01
Diluted Earnings per Share:
  Income from continuing operations        $  1.38       $   .32        $   .98        $  .86       $  1.01
  Discontinued operations                       -             -            (.09)          .07          (.02)
                                           -------       -------        -------        ------       -------
  Net income                               $  1.38       $   .32        $   .89        $  .93       $   .99
Dividends                                      .475          .46            .46           .46           .46
Shareholders' Equity                         11.00         10.88          10.75         10.77         10.33
Average Shares Outstanding (basic)       2,658,181     2,698,191      2,771,840     2,771,842     2,748,312

+ Fiscal Year 1997 comprised 53 weeks - all other years were 52 weeks
* As reclassified to reflect discontinued operations - Thompson Materials 1994 and 1993.

Quarterly Results of Operations (unaudited)

1997                                     First Quarter    Second Quarter    Third Quarter     Fourth Quarter    Year
Net Sales                                $15,934,598      $16,919,070       $16,663,855       $17,813,899      $67,331,422
Gross Profit                               3,984,839        4,454,992         4,696,806         5,415,258       18,551,895
Selling and Administrative Expenses        2,981,969        3,112,386         2,984,304         3,508,234       12,586,893
Net Income                                   614,423          832,940         1,066,997         1,208,170        3,722,530
Net Income Per Share:
     Basic                                       .23              .30               .40               .47             1.40
     Diluted                                     .22              .30               .40               .46             1.38
1996
Net Sales                                 14,541,552       15,351,036        13,715,095        14,245,986       57,853,669
Gross Profit                               2,424,003        3,234,595         3,557,046         3,464,578       12,680,222
Selling and Administrative Expenses        2,691,835        2,658,140         2,800,803         2,875,197       11,025,975
Net (Loss) Income                           (202,161)         376,703           479,429           225,846          879,817
Net (Loss) Income Per Share:
     Basic                                      (.07)             .13               .18               .09              .33
     Diluted                                    (.07)             .13               .18               .08              .32


                            PAGE 21 OF ANNUAL REPORT

Management's Discussion and Analysis of Financial Condition and Results of Operations


GENERAL

In 1997, The Eastern Company experienced a 323% increase in net income over the prior year. Net income was $3.7 million or $1.40 per share (basic) on $67.3 million in sales. A large portion of this increase can be attributed to a 16% increase in net sales coupled with a significant reduction in operating costs from 1996. Sales were up across all product lines with the Company's backlog increasing 17% for custom locks, transportation and industrial hardware as compared to 1996.

Net income in the fourth quarter was $1.2 million or 47(cent)per share (basic) on sales of $17.8 million versus fourth quarter 1996 net income of $226 thousand or 9(cent) per share (basic) on sales of $14.2 million.


Gross profits for the fourth quarter 1997 represented 30% of net sales versus 24% of net sales for the fourth quarter of 1996. Increased volume and lower manufacturing costs account for the improvement.

Selling and administrative expenses in the fourth quarter 1997 were up 22% or $633 thousand over the 1996 fourth quarter level of $2.9 million. This increase was the result of higher selling commissions, and increased incentive compensation associated with increased sales and profitability.


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percent relationship to sales for each line item represented on the consolidated statements of income.



                                     1997           1996           1995
                                    ------------------------------------
Net sales                           100.0%         100.0%         100.0%
Other income                          0.2%           0.2%           0.5%
Cost of products sold                72.4%          78.1%          76.2%
Gross profit                         27.6%          21.9%          23.8%
Selling and administrative           18.7%          19.1%          16.9%
Interest expense                      0.4%           0.4%           0.1%
Income from continuing
  operations before taxes            8.6%            2.6%           7.2%
Income taxes                         3.1%            1.1%           2.6%
Income from
  continuing operations              5.5%            1.5%           4.6%
Discontinued operations               -               -            -0.4%
Net income                           5.5%            1.5%           4.2%


Fiscal 1997 Compared to Fiscal 1996 Continuing Operations

Net sales for 1997 increased 16% or $9.5 million to $67.3 million from 1996 level of $57.9 million. Volume increased 11%, prices increased 3% and new products increased 2%. Sales grew across all markets with a major increase from a surge in the Company's lock business where sales were up 20% versus the same period a year ago. The majority of the increase came from new lock applications specifically designed for leading computer manufacturers. The Company also experienced an 18% growth in its keyless line of PrestoLock's(R), where focus has been to penetrate the premium luggage markets and consumer retail markets. Sale of Gun Bloks(R) doubled over 1996 and is expected to further increase in 1998 as the Company begins distribution through a major retail chain. Sales of mine roof expansion shells, for use in securing ceilings in underground coal mines, were up 27%. This was the direct result of a long-term supply agreement entered into with the nation's largest manufacturer of mine roof bolts. Sales of contract castings were up 17% over 1996 as the Company continues to supplement the mine roof support business with alternate products. Demand for heavy hardware, servicing the tractor trailer industry, was up 12% over 1996. A resurgence in this industry is expected to continue through 1998.

New products introduced in 1997 include vehicular products designed and produced by the Eberhard Manufacturing division and malleable casting products manufactured by the Frazer & Jones division. CCL Security Products division recently introduced two new PrestoLocks(R) to the soft luggage markets to further enhance our position in that market. A new keyless, three wheel padlock features a convenient snap-action locking method as opposed to the conventional padlock type of shackle motion. A new keyless, two wheel padlock is targeted for the lower priced segment of the lock market. CCL Security also produces the keyless Gun Blok(R) lock, a patented combination trigger lock that fits virtually all firearms and helps prevent their unauthorized use. Recent developments in the firearms industry indicate several large gun manufacturers will be including a tamper proof child safety lock with firearms in contemplation of possible stringent legislative standards. Either of these activities could lead to a significant increase in the potential size of the gunlock market if manufacturers decide to buy the product from outside vendors. New gun locking mechanisms are currently being developed to further enhance our position in this market.

Gross profit for 1997  increased  $5.9 million or 46% from 1996 levels.
The gross profit margin percentage increased from 21.9% in 1996 to 27.6% in 1997. This increase is the direct result of the increased sales volume and more efficient utilization of production facilities.

                            PAGE 22 OF ANNUAL REPORT

Selling and administrative expenses were up $1.6 million or 14% over 1996. This increase was due to selling commissions and incentive compensation which are directly linked to increased sales and profitability, and expenses in connection with environmental matters and other contingent liabilities.

Interest expense was up $81 thousand or 38% from 1996 due to additional short-term borrowing during the third quarter of 1997 to help fund the purchase of common stock for the treasury as well as accommodate additional working capital requirements for our operating units.

The effective tax rate in 1997 was 36% versus 42% in 1996. The reduced tax rate in 1997 was directly attributable to lower foreign taxes.


Fiscal 1996 Compared to Fiscal 1995 Continuing Operations

Sales for 1996 were $57.9 million versus $59.4 million in 1995 a decrease of 2.5% or $1.5 million. Gains made in the contract casting business, utility body hardware, industrial hardware, custom locks and specialty products for the appliance industry could not offset a decline in demand for heavy hardware, servicing the tractor trailer industry, coupled with a drop in sales of mine roof supports, servicing the underground coal mining industry.

Gross profit for 1996 decreased $1.4 million or 10% from 1995 levels. The gross profit margin percentage decreased from 23.8% in 1995 to 21.9% in 1996. Lower sales volume, product mix and production problems experienced in the contract casting business in the first quarter of 1996 were all contributing factors.

Selling and administrative expenses for 1996 increased $984 thousand or 10% over 1995. Higher marketing expenses for new product introductions and costs associated with an unsuccessful leveraged buyout attempt by Millbrook Capital Management Inc. accounted for the increase.

Interest costs in 1996 were $215 thousand versus $72 thousand in 1995 due to additional short-term borrowings in order to maintain working capital requirements.

The effective tax rate in 1996 was 42% versus 36% in 1995, the result of higher foreign taxes.


Liquidity and Sources of Capital

                                   1997     1996     1995
Current ratio                       2.3      2.9      3.9
Average days sales in
accounts receivables                 47       48       53
Inventory turnover ratio            3.9      4.1      3.8
Ratio of net working
         capital to sales         22.1%    25.5%    29.0%
Total debt to market
         capitalization            7.3%    10.7%     4.4%
Total debt to equity              12.7%    13.1%     4.9%


Cash provided by operating activities for 1997 was $6.2 million as compared to $2.5 million in 1996 and $5.7 million in 1995. Cash generated internally in 1997 was sufficient to fund capital expenditures of $2.2 million; the payment of $1.3 million in dividends; and the purchase of $3.4 million in common stock for the treasury. In the third quarter of 1997 the Company borrowed $2 million on its short-term line of credit for working capital purposes and to fund in part, the additional purchase of common stock for the treasury, the majority of which was repaid in the fourth quarter. In addition, the Company increased its unsecured line of credit from $5 million to $7 million to provide greater flexibility in maintaining working capital requirements during interim periods.

The ratio of working capital to sales improved to 22.1% in 1997 versus 25.5% in 1996 and 29.0% in 1995. This improvement is the direct result of the Company's commitment to monitor the collection of accounts receivable, inventory turnover ratios, cash conversion efficiency factors and the amount and number of days of working capital necessary to maintain sales growth without tying up excess cash in working capital.

Accounts receivable increased $2.2 million or 29% over 1996 levels. This increase in accounts receivables was the direct result of increased sales volume. The average day's sales in receivables remained comparable to 1997, down slightly to 47 days versus 48 days in 1996.

Inventories increased in 1997 by $1.6 million or 14% over 1996 while maintaining comparable inventory turnover of approximately 4 times.

Capital expenditures in 1997, 1996 and 1995 were $2.2 million, $2.9 million and $3.3 million respectively. The Company continuously upgrades and replaces existing equipment to expand capacity, improve efficiency and satisfy safety and environmental requirements. During 1997 the Company invested $290 thousand in its Syracuse plant to move its staking and assembly operation in house to gain greater efficiency and lower production costs in its mine
roof  fastener  business.   For  1998  capital expenditures  are expected to
approximate 1998 depreciation of $2.5 million. Capital expenditures in 1998 are expected to be funded from cash internally generated.

The current financial strength of the Company's balance sheet, with a current ratio of 2.3 to 1 will enable the Company to meet its current obligations and continue to grow in 1998 without financial constraints.

The Company's strong financial position, low debt to equity ratio of 12.7%, coupled with its outside borrowing capacity will allow for further growth through potential acquisitions.


Impact of Inflation and Changing Prices

The impact of inflation on the Company's operations has not been significant, as the Company has been able to adjust its prices to reflect the inflationary impact on the cost of manufacturing its products.

                            PAGE 23 OF ANNUAL REPORT

Historical data as presented in the financial statements reasonably reflect current cost, except for depreciation, with revenues generated in the period. Depreciation expense based on the current replacement cost of plant and equipment would be higher than depreciation expense reported in historical financial statements.

The Company uses the LIFO method of accounting for its U.S. inventories. Under this method, the cost of products sold reported in the financial statements approximates current cost and thus reduces distortion in reporting income due to increasing costs.

Other Matters
Environmental

In 1996, the United States Court of Appeals reversed a 1995 District Court ruling relating to environmental remediation complaints against the Company and other potentially responsible parties. In 1997, the additional expenses recognized, net of insurance proceeds, were immaterial to the Company's operating results. All matters relating to claims made by the United States are expected to be resolved during 1998 and are not expected have a material adverse effect on the Company's financial condition or cash flows or results of operations.

Year 2000 Compliance

The Company uses numerous computer software programs and operating systems in its manufacturing, engineering, financial and administrative business systems. To the extent some of these software applications contain source code that is unable to interpret the upcoming calendar year "2000", some level of software modification or possible replacement may be necessary. The Company is in the preliminary stages of identifying software applications which are not "Year 2000" compliant, however given the information known at this time and the extent of hardware and software upgrades, in the normal course of business, it is currently not anticipated that these "Year 2000" costs will have any material adverse impact on the Company's business, financial condition or results of operations.

Forward Looking Statements

This document contains forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect the Company's current expectations regarding its future operating performance in the mining industries, contract casting business, firearms accessories markets, industrial hardware markets, tractor trailer industry, security product markets where the Company markets its products and services, including statements about plans and expectations regarding products and future financial results. Forward-looking statements involve risks and uncertainties which may cause the Company's actual results in future periods to differ materially from those expressed. These uncertainties and risks include changing customer preferences, lack of success of new products, loss of the Company's customers, competition, potential increases in raw material prices, potential delays or production problems associated with foreign sourcing of production and other factors discussed from time to time in the Company's filings with the Securities and Exchange Commission. The Company is not obligated to update or revise the aforementioned statements for those new developments.


Corporate Notes

COMMON STOCK MARKET
PRICES AND DIVIDENDS

The Company's Common Stock is traded on the American Stock Exchange (ticker symbol EML). High and low stock prices and dividends for the last two years were:

                        1997                                1996
            -------------------------------     -------------------------------
                                  Cash                                Cash
            Sales      Price      Dividends     Sales      Price      Dividends
Quarter     High       Low        Declared      High       Low        Declared
-------     -------------------------------     -------------------------------
First       $14        $12 3/8    $.11 1/2      $13        $11 5/8    $.11 1/2
Second      15 1/4     12 1/4      .11 1/2       13 1/2     11         .11 1/2
Third       16 5/16    14 3/8      .11 1/2       14 1/2     11 1/4     .11 1/2
Fourth      20         15 5/8      .13           13 7/8     12 7/8     .11 1/2


At the end of December 1997, 229 consecutive quarterly dividends had been paid.

10-K

A copy of the Company's 10-K report is available free of charge to stockholders of record upon written request.


INDEPENDENT AUDITORS

Ernst & Young LLP, Hartford, Connecticut


TRANSFER AGENT AND REGISTRAR

Boston EquiServe, P.O. Box 8040, Boston, MA 02266-8040
Phone: 1-800-633-3455


DIVIDEND REINVESTMENT & STOCK
PURCHASE PLAN

The Eastern Company offers a Dividend Reinvestment Plan (DRP) which also features a no-load stock purchase program. It is available to all interested investors who would like to initiate or increase their holdings in Eastern Company Stock. To receive a prospectus and application form for this plan, contact The Eastern Company directly at (203) 729-2255, ext. 241, or phone the program administrator, Boston EquiServe at 1-800-633-3455.

                            PAGE 24 OF ANNUAL REPORT

                              [INSIDE BACK COVER]


                            Officers and Executives

                               LEONARD F. LEGANZA
                     President and Chief Executive Officer

                            DONALD E. WHITMORE, JR.
               Executive Vice President, Chief Financial Officer
                                 and Secretary

                              JOHN L. SULLIVAN III
                       Treasurer and Corporate Controller

                                 AMANDA GORDON
                              Assistant Secretary

                                FRANK J. BREKER
                               Vice President of
                        Eberhard Manufacturing Division
               Eberhard Hardware Manufacturing, Ltd., Subsidiary
                          Sesamee Mexicana, Subsidiary

                               STEVEN G. SANELLI
                               Vice President of
                          Illinois Lock Co., Division
                         CCL Security Products Division
                              World Lock Co. Ltd.
                World Security Industries Co. Ltd., Subsidiaries

                               RAYMOND L. WRIGHT
                               Vice President of
                            Frazer & Jones Division

                              ROBERT G. ALEXANDER
                     Managing Director of Eberhard Hardware
                        Manufacturing, Ltd., Subsidiary

                                  ROGER CHANG
                    Managing Director of World Lock Co. Ltd.
                World Security Industries Co. Ltd., Subsidiaries

                                THOMAS D. MELKUS
                            Managing Director of CCL
                           Security Products Division

                                 BRIAN D. REED
                              Managing Director of
                          Illinois Lock Co., Division
                               Board of Directors

                             JOHN W. EVERETS (1)
                           Chairman of H.P.S.C. Inc.
                             Boston, Massachusetts

                         CHARLES W. HENRY*(1),(2),(3)
                           Partner of Kernan & Henry
                             Waterbury, Connecticut

                           LEONARD F. LEGANZA*(3)
                     President and Chief Executive Officer
                                 of the Company

                           RUSSELL G. MCMILLEN*(1)(3)
                        Retired Chairman of the Company

                           DAVID C. ROBINSON*(1)(3)
                         President of The Robinson Co.
                             Waterbury, Connecticut

                          DONALD S. TUTTLE, III (2)
                      Vice President and Account Executive
                                  Paine Webber
                            Middlebury, Connecticut

                            DONALD E. WHITMORE, JR.
                           Executive Vice President,
                     Chief Financial Officer and Secretary
                                 of the Company

         *  Members of the Executive Committee
         (1)  Members of the Compensation Committee
         (2)  Members of the Audit Committee
         (3)  Members of the Nominating Committee

                                  [BACK COVER]

                              THE EASTERN COMPANY
                                  P.O. Box 460
                            Naugatuck, CT 06770-0460
                             Phone: (203) 729-2255
                              Fax: (203) 723-8653
                         E-mail: ir@easterncompany.com
                    Homepage: http://www.easterncompany.com

              --------------------------------------------------

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

                               Eberhard Hardware
                        Manufacturing, Ltd., Subsidiary
                          Tillsonburg, Ontario, Canada
                     Transportation and industrial hardware

                            Frazer & Jones Division
                               Syracuse, New York
                     Mine roof fasteners; Contract castings

                       The Illinois Lock Company Division
                               Wheeling, Illinois
                                  Custom locks

                          Sesamee Mexicana, Subsidiary
                                 Lerma, Mexico
                              Industrial hardware

                        World Lock Co. Ltd., Subsidiary
                      WORLD SECURITY INDUSTRIES CO. LTD.,
                                   SUBSIDIARY
                           Taipei, Taiwan; Hong Kong
                                  Custom locks