Form 10-Q
period 1998-04-03
EASTERN CO
filed 1998-05-19
CIK 31107

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
     PERIOD ENDED APRIL 4, 1998
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
PERIOD FROM ____________ to ____________.

Commission File Number 0-599
                       -----

THE EASTERN COMPANY
-------------------
(Exact Name of Registrant as specified in its charter)


          Connecticut                                06-0330020
          -----------                                ----------
(State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                  Identification No.)


112 Bridge Street, Naugatuck, Connecticut         06770
-----------------------------------------         -----
(Address of principal executive offices)        (Zip Code)


        (203) 729-2255
        --------------
(Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                   Yes  X          No
                      -----          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Class                           Outstanding as of APRIL 4, 1998
        -----                           -------------------------------
Common Stock, No par value                        2,425,849

                                           PART I

                                    FINANCIAL INFORMATION

                            THE EASTERN COMPANY AND SUBSIDIARIES
  ITEM I               CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

  ASSETS
                                                        April 4, 1998                  January 3, 1998
                                                        -------------                  ---------------
  CURRENT ASSETS
  Cash and cash equivalents                             $  2,240,287                  $  2,111,289
  Accounts receivable, less allowance:
  1998- $362,000;   1997- $329,000                        10,333,697                     8,725,167
  Inventories                                             12,588,746                    12,414,866
  Prepaid expenses and other current assets                2,243,807                     2,846,557
                                                        ------------                  ------------
  Total Current Assets                                    27,406,537                    26,097,879

  Property, plant and equipment                           26,170,017                    25,434,424
  Accumulated depreciation                               (12,614,629)                  (11,997,894)
                                                        ------------                  ------------
                                                          13,555,388                    13,436,530

  Prepaid pension cost                                     4,218,530                     4,217,604

  Other assets, net                                        1,960,659                     2,046,148
                                                        ------------                  ------------

     TOTAL ASSETS                                       $ 47,141,114                  $ 45,798,161
                                                        ============                  ============

  LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES

     Notes payable                                      $  3,608,268                  $  3,663,662
     Accounts payable                                      8,092,327                     3,499,857
     Accrued compensation and withholding                  1,806,117                     1,413,418
     Other accrued expenses                                2,709,594                     2,662,088
                                                        ------------                  ------------

     Total Current Liabilites                             16,216,306                    11,239,025

  Deferred federal income taxes                            2,492,200                     2,492,200
  Long-term debt                                              60,000                        60,000
  Accrued postretirement benefits                          2,766,795                     2,763,795

  Shareholders' Equity

  Common Stock, No Par Value:
     Authorized Shares - 25,000,000
     Issued and outstanding shares:
       1998-2,425,849;  1997-2,593,089                     1,591,930                     6,078,427
     (Excluding shares in Treasury:
       1998-1,012,335;  1997-831,780)
  Preferred Stock, No Par Value
     Authorized shares - 2,000,000
     (No shares issued)
  Unearned compensation                                     (548,906)                     (492,969)
  Accumulated translation adjustment                        (607,069)                     (563,211)
  Retained earnings                                       25,169,858                    24,220,894
                                                        ------------                  ------------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 47,141,114                  $ 45,798,161
                                                        ============                  ============

  See accompanying notes.


                                          THE EASTERN COMPANY AND SUBSIDIARIES

                               CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)


                                                                             THREE MONTHS ENDED

                                                               April 4, 1998                  March 29, 1997
                                                               -------------                  --------------
  Net sales                                                    $ 18,411,956                   $ 15,934,598

  Interest income                                                    23,444                         35,977
                                                               ------------                   ------------
  Total                                                          18,435,400                     15,970,575

  Cost of products sold                                          13,481,567                     11,949,759
                                                               ------------                   ------------
                                                                  4,953,833                      4,020,816

  Selling and administrative expenses                             2,924,369                      2,981,969

  Interest expense                                                   75,570                         66,307
                                                               ------------                   ------------



  INCOME BEFORE INCOME TAXES                                      1,953,894                        972,540

  Income taxes                                                      663,797                        358,117
                                                               ------------                   ------------


  NET  INCOME                                                  $  1,290,097                   $    614,423
                                                               ============                   ============

  Net income per share:
      Basic                                                    $       0.50                   $       0.23
      Diluted                                                  $       0.49                   $       0.22

  Cash dividends per share                                     $      0.130                   $      0.115












  See accompanying notes.


                                          THE EASTERN COMPANY AND SUBSIDIARIES

                                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                         THREE MONTHS ENDED

                                                                                April 4, 1998        March 29, 1997
                                                                                -------------        --------------

  OPERATING ACTIVITIES:
    Net income                                                                  $  1,290,097         $    614,423
    Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                                 763,799              659,864
       Postretirement benefits other than pensions                                     3,000                2,943
       Provision for losses on accounts receivable                                    32,404               17,500
       Issuance of Common Stock for directors' fees                                   17,807                    -
       Changes in operating assets and liabilities:
         Accounts receivable                                                      (1,218,677)          (1,627,285)
         Inventories                                                                (191,730)            (587,000)
         Prepaid expenses                                                            176,140              370,489
         Prepaid pension                                                                (926)             (38,534)
         Accounts payable                                                          4,590,391              686,337
         Accrued expenses                                                            447,502              638,191
         Other assets                                                                 (7,187)              84,033
                                                                                ------------          -----------
                NET CASH PROVIDED BY OPERATING ACTIVITIES                          5,902,620              820,961

  INVESTING ACTIVITIES:
      Purchases of property, plant, and equipment                                   (795,462)            (538,062)
      Other                                                                            3,634               38,256
                                                                                ------------         ------------
               NET CASH USED BY INVESTING ACTIVITIES                                (791,828)            (499,806)

  FINANCING ACTIVITIES:
    Payment on short term debt                                                             -             (500,000)
    Principal payments on long-term debt and notes payable                           (60,000)             (60,000)
    Proceeds from sales of Common Stock                                               93,750              453,528
    Purchases of Common Stock for treasury                                        (4,673,678)                   -
    Dividends paid                                                                  (338,446)            (317,880)
                                                                                ------------         ------------
               NET CASH USED BY FINANCING ACTIVITIES                              (4,978,374)            (424,352)

  Effect of exchange rate changes on cash                                             (3,420)               1,942
                                                                                ------------         ------------

  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               128,998            (101,255)
  Cash and Cash Equivalents at Beginning of Year                                   2,111,289            2,269,031
                                                                                ------------         ------------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $  2,240,287         $  2,167,776
                                                                                ============         ============



  See accompanying notes.


                     THE EASTERN COMPANY AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNADUITED)



                                                  THREE MONTHS ENDED

                                          April 4, 1998          March 29, 1997
                                          -------------          --------------

  Net income                                  1,290,097                 614,423

  Other comprehensive (loss) income:
     Foreign currency translation               (43,858)                 15,737
                                              ---------                 -------

  Comprehensive income                        1,246,239                 630,160
                                              =========                 =======

  See accompanying notes.
                                       -5-

THE EASTERN COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

April 4, 1998


Note A - Basis of Presentation
------------------------------

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

The condensed balance sheet as of January 3, 1998 has been derived from the audited financial statements at that date.

Note B - Earnings Per Share
---------------------------

The denominators used in the earnings per share computations follow:
                                                          April 4,1998                 March 29, 1997
                                                          ------------                 --------------
  Basic:
     Weighted average shares outstanding                   2,591,755                     2,754,888
     Contingent shares outstanding                           (32,500)                      (22,500)
                                                         -----------                   -----------
     Denominator for basic earnings per share              2,559,255                     2,732,388

  Diluted:
     Weighted average shares outstanding                   2,591,755                     2,754,888
     Contingent shares outstanding                           (32,500)                      (22,500)
     Dilutive stock options                                   89,874                        29,349
                                                          ----------                   -----------
     Denominator for diluted earnings per share            2,649,129                     2,761,737

Note C - Changes in Accounting Principles
-----------------------------------------

Effective January 4, 1998, The Eastern Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The adoption of this Statement had no impact on the Company's net income or shareholders' equity. Under SFAS 130 the Company's foreign currency translation adjustments, which are reported separately in shareholders' equity, are also required to be included in the determination of other comprehensive income or loss. The prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

Note D - Litigation
-------------------

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

ITEM 2                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

Results of Operations

Eastern's first quarter 1998 net income more than doubled to a record $1.3 million or $.50 per share on sales of $18.4 million as compared to net income in the first quarter of 1997 of $614 thousand or $.23 per share on sales of $15.9 million. This represents the fifth consecutive quarter of improved earnings reaffirming Eastern's continued strength in its core businesses and improved manufacturing efficiency. Management's belief in Eastern's continued growth is evidenced by the positive first quarter performance and resulted in the Board of Directors increasing the Company's quarterly dividend payout 15% from $.13 to $.15 payable June 15, 1998 to stockholders of record as of May 29, 1998. This represents the second dividend increase to shareholders in the past six months and also reaffirms Eastern's primary goal of increasing shareholder value.


The first quarter 1998 net sales increased 16% or $2.5 million compard to the first quarter of 1997. Sales volume was up 11% while price increases and new products contributed 2% and 3% respectively. Sales growth was up across all product lines. Sales of custom locks were up 22% over the prior year. Increased
business in  the  automotive   accessories   market  where  the   Registrant's
Eberhard Manufacturing division produces several key-locking devices used to secure access to toolboxes, typically seen located in the front of the cargo bed of pick-up trucks, were up significantly over the same period a year ago. Heavy locks sold to the tractor trailer industry were up 15% over the comparable period a year ago. Sales volume to the mining industry also increased 10% over the comparable period a year ago as the Registrant fulfills its long-term supply agreement entered into in August 1996 with Excel Mining System, the country's largest manufacturer of mine roof bolts. New products include contract castings offered by the Frazer & Jones Division as well as various custom engineered vehicular accessory products offered by the Eberhard Manufacturing Division.

Gross margin as a percentage of sales for the three months ended April 4, 1998 was 27% compared to 25% for the same period a year ago. Despite increased payroll costs associated with higher employment levels, all of Eastern's divisions and subsidiaries reported improved gross margins. The improved gross margin is attributable to fuller use of productive and capacity and improved sales prices.

Selling and administrative expenses were down $58 thousand as compared to the same period a year ago. Expressed as a percent of sales, selling and administrative expenses were 15.9% versus 18.7% for the comparable period a year ago. However, prior year selling and administrative expenses included one time charges incurred as the result of proxy contest. Without those charges, first quarter 1998 selling and administrative expenses would have been up 9% or $280 thousand over the comparable period in 1997. This increase is attributable to increased selling commission expenses and incentive compensation payments both directly related to increased sales and profitability.

Liquidity and Sources of Capital

Cash flows from operations were $5.9 million for the first quarter of 1998 versus $821 thousand in the first quarter of 1997. Changes in cash flow from operations in the first quarter of 1998 includes $4.6 million accounts payable for the purchase of 178,400 shares of the Registrant's common stock for the treasury. Subsequent to the close of the first quarter, the Registrant borrowed $5 million against its short-term line of credit for the aforementioned stock purchase and other working capital requirements. Cash generated from operations of $1.3 million was sufficient to fund the Registrant's capital expenditure program and make its 230th consecutive quarterly dividend payment to shareholders.

Inventory balances at the end of the first quarter of 1998 of $12.6 million were $174 thousand higher than year end 1997, and $1.1 million higher than the first quarter of 1997. Inventory turns of 4.3 times at the end of the first quarter of 1998 was slightly higher than the previous year end rate and also the first quarter of 1997. Current inventory levels are adequate to meet customer requirements. However the Registrant anticipates some increase in inventory levels because of increased sales activity. Accounts receivable increased by $1.6 million, compared to year end 1997; this increase was driven by the growth in sales volume. The average day's sales in accounts receivable for the first quarter of 1998 was 51 days; this compares to a level of 49 days for the comparable period a year ago.

Additions to property, plant and equipment were $792 thousand during the first three months of 1998 versus $500 thousand for the comparable period a year ago. Total 1998 capital expenditures are expected to exceed the $2.6 million level of depreciation for the year.

The Registrant has a $10 million line of credit of which $8.5 million has been utilized. The Registrant's strong balance sheet and internal cash flow generation should be sufficient to cover future working capital requirements.


Other Matters

On June 24, 1994, the Registrant settled all claims with both the Beacon Heights Coalition and the Laurel Park Coalition and the respective complaints against the Registrant on behalf of the Coalitions were dismissed by stipulation. Claims against the Registrant and certain other defendants filed by the two government agencies as described in Part II, item 1 below were dismissed by the Court. A final judgement was entered by the U. S. District Court in the consolidated proceedings on March 17, 1995. Appeals, however, were filed by the two government agencies as described in Part II, item 1 below.

On November 1, 1996, the United States Court of Appeals for the Second Circuit reversed the U.S. District Court's ruling dismissing the government agencies' environmental claims against the Registrant and certain other defendants, and the environmental claims by the Laurel Park and Beacon Heights Coalitions against numerous defendants See further description in Part II, Item 1 below.

The Registrant continues to actively monitor the situation. It is management's opinion that the resolution of these matters will not have a material adverse effect on the Registrant's financial position, operating results or liquidity.

                                     PART II
                                OTHER INFORMATION


ITEM 1 LEGAL PROCEEDINGS -
--------------------------

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

    On June 24, 1994 , the Registrant settled all claims with both the Beacon Heights Coalition and the Laurel Park Coalition and the respective complaints against the Registrant on behalf of the Coalitions were dismissed by stipulation.
                                       -9-

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

    After rejecting motions for rehearing, the Court of Appeals returned the cases to the US District Court. On July 21, 1997, the District Court issued an order appointing a Special Master to mediate, find facts if necessary and report back to the court within six months as to all remaining claims for contribution. The Registrant is actively participating in this process as it pertains to the EPA Claims against the Registrant and the Registrant's contribution rights against the United States and third-party defendants. In January 1998, the Registrant entered into a proposed consent decree with the State which was approved by the court.

    The Registrant will continue to vigorously pursue its legal interest in this matter. The Registrant believes that these actions will not have a materially adverse impact on the Registrant's consolidated financial position, operating results or liquidity.

    There are no other significant legal proceedings, other than ordinary routine litigation incidental to the business, to which either the Registrant or any of its subsidiaries is a party of or which any of their property is the subject.

ITEM 2            CHANGES IN SECURITIES
------            ---------------------
                  None


ITEM 3            DEFAULTS UPON SENIOR SECURITIES -
------            -------------------------------
                  None




ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------            ---------------------------------------------------

The Registrant held its Annual Meeting of the Stockholders at The Eastern Company, Naugatuck, Connecticut on Wednesday, the twenty-second day of April, 1998. The matters voted on and the voting results were:




                                      FOR       WITHHELD    AGAINST   ABSTENTION
1)  Election of two directors
for three year terms expiring in
the year 2001.

     Charles W. Henry              2,365,449     45,326
     Donald E. Whitmore, Jr,       2,395,535     15,240


Continuing Directors:
     John W. Everets
     Leonard  F. Leganza
     Russell G. McMillen
     David C. Robinson
     Donald S. Tuttle III

2)  Approval of Ernst & Young LLP
as independent auditors:           2,406,859                 1,070       2,846




ITEM 5            OTHER INFORMATION -
-------           -----------------
                  None

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K
-------           --------------------------------
                  None



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               THE EASTERN COMPANY
                               -------------------
                                  (Registrant)


DATE:  May 19, 1998                 /s/Leonard F. Leganza
       ------------                 ---------------------
                                    Leonard F. Leganza
                                    President and Chief Executive Officer



DATE:  May 19, 1998                 /s/ Donald E. Whitmore, Jr.
       ------------                 ---------------------------
                                    Donald E. Whitmore, Jr.,  Executive Vice
                                    President and Chief Financial Officer