Form 10-Q
period 1998-07-04
EASTERN CO
filed 1998-08-18
CIK 31107

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
     PERIOD ENDED JULY 4, 1998

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
PERIOD FROM________ to ________ .


Commission File Number 0-599

THE EASTERN COMPANY
-------------------
(Exact Name of Registrant as specified in its charter)

       Connecticut                              06-0330020
     --------------                            -------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)            Identification No.)

112 Bridge Street, Naugatuck, Connecticut           06770
-----------------------------------------           -----
(Address of principal executive offices)        (Zip Code)

     (203)729-2255
     -------------
(Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.

             Yes  X                          No__ .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                      Outstanding as of JULY 4, 1998
            -----                      ------------------------------
Common Stock, No par value                       2,426,728

PART I


                              FINANCIAL INFORMATION
                      THE EASTERN COMPANY AND SUBSIDIARIES
ITEM I          CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)

ASSETS
                                                                        July 4, 1998             January 3, 1998
                                                                        ------------             ---------------
CURRENT ASSETS

Cash and cash equivalents                                                 3,175,272                   2,111,289
Accounts receivable, less allowance:                                      8,672,451                   8,725,167
1998- $392,000; 1997- $329,000
Inventories                                                              13,008,241                  12,414,866
Prepaid expenses and other current assets                                 2,147,414                   2,846,557
                                                                         ----------                  ----------
  Total Current Assets                                                   27,003,378                  26,097,879

Property, plant and equipment                                            27,167,559                  25,434,424
Accumulated depreciation                                                (13,232,266)                (11,997,894)
                                                                         ----------                  ----------
                                                                         13,935,293                  13,436,530

Prepaid pension cost                                                      4,219,593                   4,217,604

Other assets, net                                                         1,875,433                   2,046,148
                                                                         ----------                  ----------

  TOTAL ASSETS                                                          $47,033,697                 $45,798,161
                                                                         ==========                  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Notes payable                                                             8,634,976                   3,663,662
Accounts payable                                                          3,026,382                   3,499,857
Accrued compensation and withholding                                      1,833,214                   1,413,418
Other accrued expenses                                                    1,817,321                   2,662,088
                                                                         ----------                  ----------

  Total Current Liabilities                                              15,311,893                  11,239,025

Deferred federal income taxes                                             2,492,200                   2,492,200
Long-term debt                                                                    -                      60,000
Accrued postretirement benefits                                           2,769,795                   2,763,795

Shareholders' Equity

Common Stock, No Par Value:
Authorized shares - 25,000,000
Issued and outstanding shares:                                            1,614,447                   6,078,427
  1998-2,426,728; 1997-2,593,089
(Excluding shares in Treasury:
  1998-1,012,335; 1997-831,780)
Preferred Stock, No Par Value
Authorized shares - 2,000,000
(No shares issued)
Unearned compensation                                                      (548,906)                   (492,969)
Accumulated other comprehensive loss - translation adjustment              (699,221)                   (563,211)
Retained earnings                                                        26,093,489                  24,220,894
                                                                         ----------                  ----------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $47,033,697                 $45,798,161
                                                                         ==========                  ==========

See accompanying notes.

                      THE EASTERN COMPANY AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)




                                                   SIX MONTHS ENDED                 THREE MONTHS ENDED

                                                July 4, 1998      June 28, 1997      July 4, 1998       June 27, 1997
                                                ------------      -------------      ------------       -------------

Net sales                                        35,765,163         32,853,668        17,353,207          16,919,070

Interest income                                      72,376             69,947            48,932              33,970
                                                 ----------         ----------        ----------          ----------

Total                                            35,837,532         32,923,615        17,402,139          16,953,040

Cost of products sold                            26,067,883         24,413,837        12,586,316          12,464,078
                                                 ----------         ----------        ----------          ----------

                                                  9,769,656          8,509,778         4,815,823           4,488,962

Selling and administrative expenses               5,486,435          6,094,355         2,562,066           3,112,386


Interest expense                                    300,976            134,095           225,406              67,788
                                                 ----------         ----------        ----------          ----------



INCOME BEFORE INCOME TAXES                       3,982,245          2,281,328          2,028,351           1,308,788

Income taxes                                     1,387,639            833,965            723,842             475,848


NET INCOME                                       2,594,606          1,447,363          1,304,509             832,940
                                                ==========         ==========         ==========          ==========


Net income per share:
  Basic                                        $      1.05        $      0.53        $      0.55        $      0.30
  Diluted                                      $      1.01        $      0.52        $      0.52        $      0.30

Cash dividends per share                       $      0.28        $      0.23        $     0.150        $     0.115


See accompanying notes.

                      THE EASTERN COMPANY AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                              SIX MONTHS ENDED

                                                                                     July 4, 1998          June 28, 1997
                                                                                     ------------          -------------
OPERATING ACTIVITIES:
Net income                                                                            $ 2,594,606           $ 1,447,363
Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation and amortization                                                         1,493,379             1,524,692
  (Gain) loss on sale of equipment and other assets                                       (90,638)                2,335
  Postretirement benefits other than pensions                                               6,000                 5,887
  Provision for losses on accounts receivable                                              66,047                62,991
  Issuance of Common Stock for directors' fees                                             25,814                40,323
Changes in operating assets and liabilities:
  Accounts receivable                                                                     (52,218)           (2,071,798)
  Inventories                                                                            (663,521)           (1,421,504)
  Prepaid expenses                                                                        694,708               552,897
  Prepaid pension                                                                          (1,989)              (35,801)
  Accounts payable                                                                       (431,505)              739,302
  Accrued expenses                                                                       (427,853)              801,187
  Other assets                                                                            (13,747)             (281,494)
                                                                                       ----------            ----------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                           3,210,536             1,354,927


INVESTING ACTIVITIES:
Purchases of property, plant, and equipment                                            (1,833,540)           (1,028,524)
Other                                                                                      99,535                46,429
                                                                                       ----------            ----------
  NET CASH USED BY INVESTING ACTIVITIES                                                (1,734,005)             (982,095)


FINANCING ACTIVITIES:
  Payment on line of credit                                                                     -              (500,000)
  Proceeds from line of credit                                                          5,000,000                     -
  Principal payments on long-term debt                                                    (94,100)             (128,556)
  Proceeds from sales of Common Stock                                                     453,529                93,750
  Purchases of Common Stock for treasury                                               (4,673,678)             (371,740)
  Dividens paid                                                                          (702,324)             (632,651)
                                                                                       ----------            ----------
NET CASH USED BY FINANCING ACTIVITIES                                                    (376,352)           (1,179,418)

Effect of exchange rate changes on cash                                                   (36,196)                2,344

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    1,063,983              (804,242)
Cash and Cash Equivalents at Beginning of Year                                          2,111,289             2,269,031
                                                                                       ----------            ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $ 3,175,272           $ 1,464,789
                                                                                       ==========            ==========

See accompanying notes.
                                      -4-


                      THE EASTERN COMPANY AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNADUITED)



                                                  SIX MONTHS ENDED                       THREE MONTHS ENDED

                                             July 4, 1998      June 28, 1997     July 4,  1998       June 28, 1997
                                             ------------      -------------     -------------       -------------


Net income                                     2,594,606         1,447,363         1,304,509             832,940
Other comprehensive (loss) income:
  Foreign currency translation                  (136,010)          107,138           (92,152)             91,401
                                                --------           -------           -------              ------


Comprehensive income                           2,458,596         1,554,501         1,212,357             924,341
                                               =========         =========         =========             =======

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JULY 4, 1998


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

Note B - Earnings Per Share

The denominators used in the earnings per share computations follow:

                                                                       SIX MONTHS ENDED
                                                              July 4,1998               June 28, 1997
                                                              -----------               -------------
  Basic:
     Weighted average shares outstanding                      2,508,820                   2,745,116
     Contingent shares outstanding                              (32,500)                    (22,500)
                                                             ----------                  ----------
     Denominator for basic earnings per share                 2,476,320                   2,722,616

  Diluted:
     Weighted average shares outstanding                      2,508,820                   2,745,116
     Contingent shares outstanding                              (32,500)                    (22,500)
     Dilutive stock options                                     104,301                      32,102
                                                             ----------                  ----------
     Denominator for diluted earnings per share               2,580,621                   2,754,718


                                                                     THREE MONTHS ENDED
                                                              July 4,1998               June 28, 1997
                                                              -----------               -------------
  Basic:
     Weighted average shares outstanding                      2,425,858                   2,757,355
     Contingent shares outstanding                              (32,500)                    (22,500)
                                                             -----------                 ----------
     Denominator for basic earnings per share                 2,425,858                   2,734,855

  Diluted:
     Weighted average shares outstanding                      2,393,358                   2,757,355
     Contingent shares outstanding                              (32,500)                    (22,500)
     Dilutive stock options                                     118,727                      30,726
                                                             ----------                  ----------
     Denominator for diluted earnings per share               2,512,085                   2,765,581



THE EASTERN COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JULY 4, 1998


Note C - Changes in Accounting Principles

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

ITEM 2               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS
Results of Operations

Net income per share (basic) for the second quarter of 1998 was the highest level reported in the Company's 140-year history and represented the sixth consecutive quarter of increased earnings. Net income for the second quarter was $1.3 million or $.55 per share (basic) on sales of $17.4 million versus the second quarter of 1997 of $833 thousand or $.30 per share (basic) on sales of $16.9 million. Net income for the first six months of 1998 was $2.6 million or $1.05 per share (basic) on sales of $35.8 million versus the first six months of 1997 of $1.4 million or $.53 per share (basic) on sales of $32.9 million.

Second quarter sales were up 3% compared to the same period a year ago. While volume was down 1%, price increases and new products each contributed 2% over the comparable quarter of 1997. Sales for the first half of 1998 were up 9% compared to the same period a year ago. Volume was up 5%, while prices and new products were both up 2%, respectively over the same period last year. New products include vehicular hardware products produced and designed by Eberhard Manufacturing division and contract malleable iron casting products manufactured by the Frazer & Jones division. Contract malleable casting sales were up 2% from the comparable six-month period a year ago. Sales of expansion shells, used in the underground mining industry, were down 4% for the first half of 1998 versus the first half of 1997. Sales of expansion shells are expected to be down slightly in the second half of 1998 as compared to the second half of 1997. Demand for the Registrant's heavy hardware, servicing the tractor trailer industry, was up 29% from the first half of 1997. Sales to independent distributors, original equipment manufacturers of industrial hardware and vehicular accessories was strong during the first half of 1998 and is expected to remain strong for the second half of 1998. Sales of custom locks were up 2% in the second quarter and up 12% for the first half over the comparable period a year ago. Sales of custom locks are expected to decrease in the second half as shipments of computer lock applications decline over the comparable period a year ago. The Registrant's overall results are expected to show further improvement in the second half of 1998 as compared to the same period of 1997.

Gross margin as a percentage of sales for the three and six months ended July 4, 1998 was approximately 27% compared to 26% for the comparable periods a year ago. The improvement in gross margin in 1998 for both the three and six month periods versus the comparable period a year ago is due mainly to increased sales volume and price increases.

Selling and administrative expenses were down 18% or $550 thousand and down 10% or $608 thousand for the three and six months ended July 4, 1998 as compared to the same periods a year ago. Selling and administrative expenses were lower in the second quarter of 1998 as compared to the same periods in 1997. This was due primarily to favorable reductions in group insurance costs in 1998. In addition, one time charges were experienced in 1997 in connection with the early retirement of the Company's former Chief Executive Officer as well as some higher costs associated with the Beacon Heights and Laurel Park landfill suits discussed under legal proceedings below. Additionally, the first half of 1997 included one time charges incurred as a result of a proxy contest.

Interest expense for the second quarter of 1998 was $225 thousand versus $68 thousand for the second quarter of 1997. This increase was due to additional short-term borrowing to fund the purchase of Common Stock for treasury.

Liquidity and Sources of Capital

Cash flows from operations were $3.2 million for the first half of 1998 versus $1.4 million in the first half of 1997. The change in cash flows resulted from timing differences for collections of accounts receivable and payments of liabilities and an increase in inventory. Cash flow from operations was sufficient to fund capital expenditures and dividend payments to shareholders. However, the purchase of 178,400 shares of Common Stock for treasury at the end of the first quarter was funded by borrowing $5 million against the Registrant's short-term line of credit at the beginning of the second quarter 1998.

Additions to property, plant and equipment were $1.8 million during the first half of 1998 versus $1.0 million for the comparable period a year ago. Total 1998 capital expenditures are expected to be higher than the expected $2.6 million level of depreciation for the year. A capital expansion program has been approved for the Registrant's Frazer & Jones division as added manufacturing capacity is required to accommodate additional contract casting business expected in 1999. In addition, the Registrant's Canadian subsidiary, Eberhard Hardware Manufacturing Ltd., is expanding its manufacturing facility to accommodate increased business from two Canadian trailer manufacturers.

Inventory balances at the end of the second quarter of 1998 of $13 million were $593 thousand higher than year end 1997 and $702 thousand higher than the second quarter of 1997. Inventory turns of 4.2 times at the end of the second quarter of 1998 was comparable to both the previous year end rate and also the second quarter of 1997. Accounts receivable at the end of the second quarter 1998 were $8.7 million which was $53 thousand lower than year end and $342 thousand lower than the second quarter of 1997. The average day's sales in accounts receivable was 45 days at the end of the second quarter 1998 versus 48 days for the comparable period a year ago. The decrease in accounts receivable was driven by increased collection activity.

The Registrant has a $10 million line of credit of which $8.5 million has been utilized. The Registrant's strong balance sheet and internal cash flow generation should be sufficient to cover future working capital requirements and the aforementioned capital expansion programs.


Other Matters

On July 22, 1998, the Board of Directors of The Eastern Company approved a new Rights Agreement and declared a dividend of one common share purchase right for each outstanding share of Common Stock, no par value, of the Company. The dividend is payable on August 21, 1998 to the shareholders of record on August 7, 1998. The description and terms of the Rights are set forth in a Rights Agreement between the Company and BankBoston, NA, as Rights Agent as filed with the Securities and Exchange Commission on Form 8-K on August 6, 1998.

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

On November 1, 1996, the United States Court of Appeals for the Second Circuit reversed the U.S. District Court's ruling dismissing the government agencies' environmental claims against the Registrant and certain other defendants, and the environmental claims by the Laurel Park and Beacon Heights Coalitions against numerous defendants. See further description in Part II, Item 1 below.

In May 1998, the Registrant and its co-defendants entered into a proposed consent decree with the EPA, which, if approved, would resolve the Registrant's remaining liability with respect to the Laurel Park and Beacon Heights landfills. The consent decree is now pending before the United States District Court.

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



ITEM 3            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------            ----------------------------------------------------------
                  Not applicable.

PART II
                                OTHER INFORMATION


ITEM 1  LEGAL PROCEEDINGS -
-------------------------

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

     In May 1998, the Registrant and its co-defendants entered into a proposed consent decree with the EPA, which, if approved, would resolve the Registrant's remaining liability with respect to the Laurel Park and Beacon Heights landfills. The consent decree is now pending before the United States District Court.

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

ITEM 2            CHANGES IN SECURITIES
------            ---------------------
                  On July 22, 1998, the Board of Directors of the Registrant approved a new Rights Agreement and declared a dividend of one common share purchase rights for each outstanding share of common stock, no par value, of the Company. For a description of the rights, see the Form 8-K filed with the Securities and Exchange Commisssion on August 6, 1998.


ITEM 3            DEFAULTS UPON SENIOR SECURITIES-
------            --------------------------------
                  None


ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------            ---------------------------------------------------
                  None


ITEM 5            OTHER INFORMATION
------            -----------------
                  None

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K
-------           --------------------------------
                  On August 6, 1998, the Registrant filed with the Securities and Exchange Commission a Form 8-K describing the new Rights Agreement approved by the Board of Directors on July 22, 1998 and the declaration of a dividend of one common stock purchase right for each outstanding share of common stock held of record on August 7, 1998. See Part I, Item 2, Other Matters and Part II, Item 2, Changes in Securities.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    THE EASTERN COMPANY
                                    -------------------
                                    (Registrant)


DATE:  August 18, 1998              /s/Leonard F. Leganza
       ---------------              ---------------------
                                    Leonard F. Leganza
                                    President and Chief Executive Officer



DATE:  August 18, 1998              /s/Donald E. Whitmore, Jr.
       ---------------              --------------------------
                                    Donald E. Whitmore, Jr.,
                                    Executive Vice President and
                                    Chief Financial Officer