Form 10-Q
period 1998-10-03
EASTERN CO
filed 1998-11-16
CIK 31107

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
     PERIOD ENDED OCTOBER 3, 1998

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES  EXCHANGE  ACT OF 1934  FOR THE  TRANSITION
    PERIOD FROM ___________ to ___________.

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


      (203)729-2255
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes  X               No
                          -----                -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                             Outstanding as of OCTOBER 3, 1998
         -----                             ---------------------------------
Common Stock, No par value                             2,392,829

                                     PART I

                              FINANCIAL INFORMATION
                      THE EASTERN COMPANY AND SUBSIDIARIES
  ITEM I           CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)

  ASSETS
  ------
                                                                October 3, 1998          January 3, 1998
                                                                ---------------          ---------------
  CURRENT ASSETS
  --------------
  Cash and cash equivalents                                     $  3,320,997             $  2,111,289
  Accounts receivable, less allowance:                             9,396,717                8,725,167
  1998- $421,000;   1997- $329,000
  Inventories                                                     12,502,350               12,414,866
  Prepaid expenses and other current assets                        2,208,842                2,846,557
                                                                 -----------              -----------

     Total Current Assets                                         27,428,906               26,097,879
     --------------------

  Property, plant and equipment                                   27,929,696               25,434,424
  Accumulated depreciation                                       (13,840,818)             (11,997,894)
                                                                 -----------              -----------
                                                                  14,088,878               13,436,530

  Prepaid pension cost                                             4,439,682                4,217,604

  Other assets, net                                                1,794,191                2,046,148
                                                                 -----------              -----------

     TOTAL ASSETS                                               $ 47,751,657             $ 45,798,161
                                                                 ===========              ===========

  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------

  CURRENT LIABILITIES
  -------------------

     Notes payable                                              $    131,621             $ 3,663,662
     Accounts payable                                              3,403,181               3,499,857
     Accrued compensation and withholding                          2,060,640               1,413,418
     Other accrued expenses                                        1,670,051               2,662,088
                                                                 -----------             -----------

     Total Current Liabilities                                     7,265,493              11,239,025
     -------------------------
  Deferred federal income taxes                                    2,492,200               2,492,200
  Long-term debt                                                   8,500,000                  60,000
  Accrued postretirement benefits                                  2,772,795               2,763,795

  Shareholders' Equity
  --------------------

  Common Stock, No Par Value:
     Authorized shares - 25,000,000
     Issued and outstanding shares:                                  884,834               6,078,427
       1998-2,392,829; 1997-2,593,089
     (Excluding shares in Treasury:
       1998-1,047,335;  1997-831,780)
  Preferred Stock, No Par Value
     Authorized shares - 2,000,000
     (No shares issued)
  Unearned compensation                                             (548,906)                (492,969)
  Accumulated other comprehensive loss - translation adjustment     (727,271)                (563,211)
  Retained earnings                                               27,112,512               24,220,894
                                                                  ----------               ----------
     Total Shareholders' Equity                                   26,721,169               29,243,141
     --------------------------                                   ----------               ----------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 47,751,657             $ 45,798,161
  ------------------------------------------                     ===========              ===========

  See accompanying notes.



                               THE EASTERN COMPANY

             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)


                                                                     NINE MONTHS ENDED                   THREE MONTHS ENDED
                                                           Oct. 3, 1998      Sept. 27, 1997       Oct. 3, 1998     Sept. 27, 1997
                                                           ------------      --------------       ------------     --------------
  Net sales                                                $ 53,760,887        $ 49,517,523       $ 17,995,724        $ 16,663,855

  Interest income                                               101,305             101,570             28,929              31,623
                                                            -----------         -----------        -----------         -----------

  Total                                                      53,862,192          49,619,093         18,024,653          16,695,478

  Cost of products sold                                      39,238,185          36,380,886         13,170,302          11,967,049
                                                            -----------         -----------        -----------         -----------
                                                             14,624,007          13,238,207          4,854,351           4,728,429

  Selling and administrative expenses                         8,062,883           9,078,659          2,576,448           2,984,304

  Interest expense                                              399,091             215,877             98,115              81,782
                                                            -----------         -----------        -----------         -----------


  INCOME BEFORE INCOME TAXES                                  6,162,033           3,943,671          2,179,788           1,662,343

  Income taxes                                                2,160,126           1,429,311            772,487             595,346
                                                            -----------         -----------        -----------         -----------

  NET INCOME                                               $  4,001,907        $  2,514,360       $  1,407,301        $  1,066,997
                                                            ===========         ===========        ===========         ===========


  Net income per share:
     Basic                                                      $  1.64             $  0.93            $  0.59             $  0.40
     Diluted                                                    $  1.57             $  0.92            $  0.56             $  0.40

  Cash dividends per share                                      $ 0.430             $ 0.345            $ 0.150             $ 0.115





  See accompanying notes.

                      THE EASTERN COMPANY AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               NINE MONTHS ENDED

                                                                    Oct. 3, 1998              Sept. 27, 1997
                                                                    ------------              --------------
  OPERATING ACTIVITIES:
    Net income                                                       $ 4,001,907               $  2,514,360
    Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                   2,217,645                  2,221,806
       (Gain) loss on sale of equipment and other assets                 (88,736)                     2,335
       Postretirement benefits other than pensions                         9,000                      8,830
       Provision for losses on accounts receivable                        93,324                    111,497
       Issuance of Common Stock for directors' fees                       64,142                     43,956
       Changes in operating assets and liabilities:
         Accounts receivable                                            (832,876)                (3,267,776)
         Inventories                                                    (192,684)                  (996,706)
         Prepaid expenses                                                631,176                    287,512
         Prepaid pension                                                (222,078)                  (153,095)
         Accounts payable                                                (26,484)                 1,211,436
         Accrued expenses                                               (324,407)                 2,295,191
         Other assets                                                    (22,649)                  (300,219)
                                                                     -----------                -----------
                NET CASH PROVIDED BY OPERATING ACTIVITIES              5,307,280                  3,979,127

  INVESTING ACTIVITIES:
      Purchases of property, plant, and equipment                     (2,637,428)                (1,527,273)
      Other                                                               97,468                     46,283
                                                                     -----------                -----------
               NET CASH USED BY INVESTING ACTIVITIES                  (2,539,960)                (1,480,990)

  FINANCING ACTIVITIES:
    Payment on line of credit                                                 -                    (500,000)
    Proceeds from line of credit                                       5,000,000                  2,000,000
    Principal payments on long-term debt                                 (94,100)                  (125,777)
    Proceeds from sales of Common Stock                                   93,750                    594,153
    Purchases of Common Stock for treasury                            (5,427,109)                (2,840,226)
    Dividends paid                                                    (1,090,600)                  (930,986)
                                                                     -----------                -----------
               NET CASH USED BY FINANCING ACTIVITIES                  (1,518,059)                (1,802,836)

  Effect of exchange rate changes on cash                                (39,553)                    (3,840)
                                                                     -----------                -----------

  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 1,209,708                    691,461
  Cash and cash equivalents at beginning of year                       2,111,289                  2,269,031
                                                                     -----------                -----------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 3,320,997                $ 2,960,492
                                                                     ===========                ===========

See accompanying notes.

                      THE EASTERN COMPANY AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNADUITED)



                                                     NINE MONTHS ENDED                         THREE MONTHS ENDED

                                              Oct. 3, 1998        Sept. 27, 1997       Oct. 3, 1998       Sept. 27, 1997
                                              ------------        --------------       ------------       --------------

  Net income                                      4,001,907         2,514,360             1,407,301             1,066,997
  Other comprehensive (loss) income:
     Foreign currency translation                 (164,060)           112,524              (28,050)                 5,386

                                              -------------       --------------       ------------       ---------------
  Comprehensive income                            3,837,847         2,626,884             1,379,251             1,072,383
                                              =============       ==============       ============       ===============


  See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 3, 1998


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


Note B - Earnings Per Share
---------------------------

The denominators used in the earnings per share computations follow:

                                                               NINE MONTHS ENDED
                                                     Oct. 3,1998               Sept. 27, 1997
  Basic:
     Weighted average shares outstanding             2,476,926                   2,724,931
     Contingent shares outstanding                     (32,500)                    (22,500)
                                                     ---------                   ---------
     Denominator for basic earnings per share        2,444,426                   2,702,431

  Diluted:
     Weighted average shares outstanding             2,476,926                   2,724,931
     Contingent shares outstanding                     (32,500)                    (22,500)
     Dilutive stock options                            106,764                      33,007
                                                     ---------                   ---------
     Denominator for diluted earnings per share      2,551,190                   2,735,438


                                                               THREE MONTHS ENDED
                                                     Oct. 3,1998               Sept. 27, 1997
  Basic:
     Weighted average shares outstanding             2,413,509                   2,646,650
     Contingent shares outstanding                     (32,500)                    (22,500)
                                                     ---------                   ---------
     Denominator for basic earnings per share        2,381,009                   2,624,150

  Diluted:
     Weighted average shares outstanding             2,413,509                   2,646,650
     Contingent shares outstanding                     (32,500)                    (22,500)
     Dilutive stock options                            111,692                      37,570
                                                     ---------                   ---------
     Denominator for diluted earnings per share      2,492,701                   2,661,720


THE EASTERN COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

October 3, 1998


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

Note D - Litigation
-------------------

The Company is involved in litigation relating to environmental matters for which the ultimate outcome is not expected to have any material adverse impact on financial position, operating results or liquidity. See Part II Item 1 Legal Proceedings for further information.

Note E - Debt Refinancing
-------------------------

On November 2, 1998 the Company refinanced $8.5 million in short-term debt to a seven year term note. As such, $8.5 million of short-term debt has been retroactively reclassified as long-term debt as of October 3, 1998. Under this agreement the Company is required to maintain certain financial covenants. The long-term portion is due in quarterly installment of $425 thousand payable beginning January 1, 2001 with interest at LIBOR plus 135 basis points. Borrowing under the $5 million line of credit is payable in 30, 60 or 90 day periods with interest at LIBOR plus 125 basis points.

ITEM 2               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS
Results of Operations

Net income per share (basic) for the third quarter of 1998 was the highest level reported in the Company's 140-year history and represented the seventh consecutive quarter of increased earnings. Net income for the third quarter was $1.4 million or $.59 per share (basic) on sales of $18.0 million versus the third quarter of 1997 of $1.1 million or $.40 per share (basic) on sales of $16.7 million. Net income for the first nine months of 1998 was $4.0 million or $1.64 per share (basic) on sales of $53.8 million versus the first nine months of 1997 of $2.5 million or $.93 per share (basic) on sales of $49.5 million.

Third quarter sales were up 8% compared to the same period a year ago. Increased volume contributed 4%, price increases contributed 1% and new products contributed 3% over the comparable quarter of 1997. Sales for nine months of 1998 were up 9% compared to the same period a year ago. Volume was up 5%, while prices and new products were both up 2%, respectively over the same period last year. New products include vehicular hardware products designed and produced by the Eberhard Manufacturing division and malleable iron casting products manufactured by the Frazer & Jones division on a contract basis. A major competitor of Frazer & Jones for contract malleable iron castings went out of business in the second quarter of 1998. New customers were obtained and sales increased 28% in the third quarter and were up 8% over the first nine months of 1997. Additional new business is anticipated in the fourth quarter 1998 and early 1999. Sales of expansion shells, used in the underground mining industry, were down 6% in the third quarter and down 4% for the first nine months of 1998 as compared to the same periods of 1997. Sales of expansion shells are expected to be down slightly in the fourth quarter of 1998 as compared to the fourth quarter of 1997 due to lower demand. Demand for heavy hardware, servicing the tractor trailer industry, was up 24% over the third quarter and first nine months of 1997. Sales to independent distributors, original equipment manufacturers of industrial hardware and vehicular accessories remained strong during the first nine months of 1998 and are expected to remain strong for the remainder of the year. Sales of vehicular hardware servicing the Canadian tractor trailer and truck body industries were up 40% over the comparable period a year ago. To accommodate this increased business, the Eberhard Canadian manufacturing operation is expanding its production facility by 10,000 square feet. Sales of custom locks were down 4% in the third quarter and up 6% for the first nine months over the comparable period a year ago. Sales of custom locks are expected to decrease slightly in the fourth quarter 1998 as shipments of computer lock applications decline compared to the same period a year ago.

Gross margin as a percentage of sales for the three and nine months ended October 3, 1998 were approximately 27% compared to 28% and 27% for the comparable periods a year ago. The decrease in gross margin for the three month period is attributable to product mix.

Selling and administrative expenses were down 14% or $408 thousand and down 11% or $1.0 million for the three and nine months ended October 3, 1998 as compared to the same periods a year ago. Selling and administrative expenses were lower in the third quarter of 1998 as compared to the same periods in 1997 when the Company incurred costs for environmental matters. Year to date expenses were lower than the comparable period a year ago due to favorable reductions in group insurance costs in 1998. In addition, one time charges were experienced in 1997 in connection with the early retirement of the Company's former Chief Executive Officer as well as some higher costs associated with the Beacon Heights and
Laurel Park landfill suits discussed under legal proceedings below. Additionally, the first nine months of 1997 included one time charges incurred as a result of a proxy contest.

Interest expense through nine months of 1998 was $399 thousand versus $216 thousand for the first nine months of 1997. This increase was due to additional short-term borrowing.

Liquidity and Sources of Capital

Cash flows from operations were $5.3 million for the first nine months of 1998 versus $4.0 million for the same period in 1997. The change in cash flows resulted from timing differences for collections of accounts receivable and payments of liabilities and an increase in inventory. Cash flow from operations was sufficient to fund capital expenditures, dividend payments to shareholders and the purchase of 35,000 shares of Common Stock for the treasury. However, the purchase of 178,400 shares of Common Stock at the end of the first quarter was funded by borrowing $5 million against the Company's short-term line of credit at the beginning of the second quarter 1998.

Additions to property, plant and equipment were $2.6 million during the first nine months of 1998 versus $1.5 million for the comparable period a year ago. Total 1998 capital expenditures will exceed the expected $2.6 million level of depreciation for the year. A capital expansion program has been approved for the Frazer & Jones division as added manufacturing capacity is required to accommodate additional contract casting business expected in 1999. In addition, the Company's Canadian subsidiary, Eberhard Hardware Manufacturing Ltd., will complete expansion of its manufacturing facility to accommodate new business obtained in the Canadian tractor trailer industries.

Inventory balances at the end of the second quarter of 1998 of $12.5 million were $87 thousand higher than year end 1997 and $628 thousand higher than the third quarter of 1997. Inventory turns of 4.2 times at the end of the third quarter of 1998 were comparable to both the previous year end rate and the third quarter of 1997. Accounts receivable at the end of the third quarter 1998 were $9.4 million which was $672 thousand higher than year end and $751 thousand lower than the third quarter of 1997. The average day's sales in accounts receivable were 48 days at the end of the third quarter 1998 versus 55 days for the comparable period a year ago. The decrease in accounts receivable was driven by increased collection activity.

Subsequent to the third quarter of 1998, the Company has refinanced its $8.5 million in short-term debt to a seven year term note and reduced its $10 million line of credit to $5 million. The Company's strong balance sheet and internal cash flow generation should be sufficient to cover future working capital requirements, however, the Company will finance the aforementioned capital expansion programs through additional borrowings as required.


Other Matters

On July 22, 1998, the Board of Directors of The Eastern Company approved a new Rights Agreement and declared a dividend of one common share purchase right for each outstanding share of Common Stock, no par value, of the Company. The dividend was payable on August 21, 1998 to the shareholders of record on August 7, 1998. The description and terms of the Rights are set forth in a Rights Agreement between the Company and BankBoston, NA, as Rights Agent as filed with the Securities and Exchange Commission on Form 8-K on August 6, 1998.

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

The Registrant has completed the assessment phase of its Year 2000 compliance program and is currently implementing changes required to test its systems. Estimated costs for Year 2000 compliance are $150,000 of which approximately $50,000 has been spent through the third quarter. The majority of the remaining expenditures are expected to be incurred prior to the end of 1998. The Registrant expects modifications to internal systems to be completed and tested prior to the end of 1998. The Company does not have any direct interfaces with third party vendors and has not received enough responses from third party vendors to assess Year 2000 issues regarding third party vendors. The Company is not aware of any external sources that will have a material impact on its operating results. Assessment of third party vendors is expected to be completed and contingency plans are expected to be in place by end of the second quarter of 1999 to deal with any risks associated with internal systems or third-party sources. The preceding information is provided under the Year 2000 Information and Readiness Disclosure Act and is deemed to be a Year 2000 disclosure statement.

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

ITEM 2            CHANGES IN SECURITIES
------            ---------------------
                  On July 22, 1998, the Board of Directors of the Registrant approved a new Rights Agreement and declared a dividend of one common share purchase right for each outstanding share of common stock, no par value, of the Company. For a description of the rights, see the Form 8-K filed with Securities and Exchange Commission on August 6, 1998.


ITEM 3            DEFAULTS UPON SENIOR SECURITIES-
------            --------------------------------
                  None


ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------            ---------------------------------------------------
                  None


ITEM 5            OTHER INFORMATION
------            -----------------
                  Any shareholder who intends to present a proposal at the 1999 Annual Meeting of shareholders and desires that it be included in the Company's proxy material must submit to the Company a copy of the proposal on or before November 20, 1998. Any Shareholder who intends to present a proposal at the 1999 Annual Meeting but does not wish that the proposal be included in the Company's proxy material must provide notice of the proposal to the Company, in accordance with the terms of the Company's by-laws, no earlier than January 22, 1999 and no later than February 21, 1999.

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

                                    THE EASTERN COMPANY
                                    -------------------
                                       (Registrant)


DATE:  November 16, 1998            /s/Leonard F. Leganza
       -----------------            -------------------------------
                                    Leonard F. Leganza
                                    President and Chief Executive Officer



DATE:  November 16, 1998            /s/Donald E. Whitmore, Jr.
-----  -----------------            -------------------------------
                                    Donald E. Whitmore, Jr.,
                                    Executive Vice President and
                                    Chief Financial Officer