Form 10-K
period 1999-01-02
EASTERN CO
filed 1999-03-30
CIK 31107

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
  For the Fiscal Year ended January 2, 1999        Commission File Number 0-599


                              THE EASTERN COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Connecticut                                    06-0330020
-------------------------------------------             -----------------------
    (State or other jurisdiction of                     (IRS Employer
     incorporation or organization)                     Identification Number)

  112 Bridge Street, Naugatuck, Connecticut                  06770
--------------------------------------------             ----------------------
  (address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:      (203)729-2255
                                                         ----------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                        Name of exchange on which registered
-------------------                        ------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ x ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 27, 1999.

Common Stock, No Par Value -  $57,916,156
                              -----------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                          Outstanding at February 27, 1999
--------------------------                --------------------------------
Common Stock, No Par Value                            2,438,575

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 1998 annual report to shareholders (fiscal year ended January 2, 1999) are incorporated by reference into Parts I and II.

Portions of the annual proxy statement dated March 15, 1999 are incorporated by reference into Part III.
                                      -1-

                                     PART I
                                     ------


ITEM 1  BUSINESS

         (a)  General Development of Business
              -------------------------------

         The Eastern  Company (the Company) was  incorporated  under the laws of
the  State  of  Connecticut  in  October,  1912,  succeeding   a  co-partnership
established in October, 1858.

         The business of the Company is the manufacture and sale of industrial hardware, custom locks and metal products from four U.S. operations and four wholly-owned foreign subsidiaries. The Company maintains seven physical locations.

         RECENT DEVELOPMENT

         On March 12, 1999 the Company announced that its board of directors had approved a three-for-two stock split of the Company's common shares. This announcement was subsequent to the issuance of the Company's 1998 Annual Report but before the filing of this Form 10-K. As a result of the stock split, shareholders of record on May 28, 1999 will be entitled to receive one additional share for every two shares they own on that date. The Company will arrange for issuance of these shares June 15, 1999. Any fractional shares created as a result of this split will be paid by cash. The date on which the shares will begin trading at the split price is June 16, 1999. Eastern's common stock purchase rights under its Rights Agreement dated August 21, 1998, will also be appropriately adjusted to reflect the stock split.

         The board of directors also announced a 10 percent increase in its quarterly dividend, from 15 cents (10 cents after-split) to 16.5 cents (11 cents after-split) per share. The 11 cent quarterly dividend will be payable on June 15, 1999 to stockholders of record as of May 28, 1999. As a result, the annual indicated dividend will increase from 40 cents to 44 cents per after-split share. This will be The Eastern Company's 235th consecutive quarterly dividend since 1940 and the third dividend increase since December 1997.

         (b)  Business Segment Information
              ----------------------------

         Financial Information about business segments is incorporated herein by reference from page 21-22 of the Company's 1998 Annual Report to Shareholders captioned "Reportable Segments".

         (c)  Narrative Description of Business
              ---------------------------------

         The  Company   operations  consist  of  three  business  segments:  The
Industrial  Hardware  Group,  The  Custom  Locks  Group  and The  Metal Products
Group.

         The Industrial Hardware Group designs, manufactures and markets a diverse product line of locking bars and hinges for use in the trailer truck body industry and a variety of latches, handles and hinges for use on pickup trucks, utility and service vehicles. In addition, the Industrial Hardware Group produces a wide selection of latching mechanisms, fasteners and other closure devices which are used to secure the doors and access panels on various types of industrial equipment such as metal enclosures, machinery housings, and electronic instrumentation.

         Typical products include large locks, multi-point and single point paddle locks, rotary locks, locking and non-locking recessed handles and hinges. The products are sold to original equipment manufacturers or distributors through a distribution channel consisting of in-house salesmen, outside sales representatives
                                      -2-
and  distributors.  Sales  efforts  are  concentrated   through  in-house sales
personnel where greater representation of our diverse product lines can be promoted across a variety of markets.

         The Industrial Hardware Group sells its products to many diverse markets. New locking devices or modifications to existing locks and latches were introduced for automotive and truck accessories, fire and rescue vehicles, medical support equipment, and food processing markets. Although service, quality and price are major criteria for servicing these markets, the continued introduction of new and improved product designs is vital for maintaining and increasing market share.

         The Custom Locks Group manufactures and markets a broad range of locks for the computer industry, gaming industry, businesses tha manufacture coin operated machinery, high end office furniture and laboratory equipment industry. This segment also produces specialized locks for the firearms and soft luggage industry.

         The products sold included keyed and keyless combination padlocks, keyed cylinder locks and electronic switch locks. Many of the locks are sold under the names DUO, X-STATIC(R), EXCALIBUR(TM), WARLOCK(TM), LITE LOCK(TM), SESAMEE(R), PRESTOLOCK(R) and GUN BLOK(R). These products are sold to original equipment manufacturers, distributors and locksmiths through a distribution channel consisting of in-house salesmen, outside sales representatives and distributors. Sales efforts are concentrated through in-house sales personnel where greater representation of our diverse product lines can be promoted across a variety of markets.

         This Custom Locks Group continuously seeks new markets where it can offer competitive pricing and provide customers with engineered solutions to their security application needs.

         During 1998,  this segment  purchased  the tooling  and assets from the
Eagle   Lock   Company   which   will  allow  the   Company  to produce  various
military-specified brass padlocks for the Defense Department and Government agencies.

         Two additional markets recently entered into are the premium/promotional markets where customer names and logos can be affixed to the face of a PrestoLock combination padlock. This feature affords greater marketing  and  sales  opportunities  to  sell  directly  to  the  soft  luggage manufacturers. The other market area is selling the padlocks to a broad range of companies where they too can affix their name and logos to the padlocks to promote their company via product give-aways.

         The Metal Products Group consists of a foundry which is the largest and most efficient producer of expansion shells for use in supporting the roofs of underground mines. This segment also manufactures specialty castings which serve the construction, automotive and electrical industries. Typical products include adjustable clamps, pipe fittings and similar items.

         Expansion shells are sold to distributors and directly to mines, while specialty castings are sold to original equipment manufacturers.

         The underground mining industry continues to evolve and with new mining techniques the demand for mechanical anchoring systems has declined. Although expansion shells continue to be a significant portion of this segment's business, new business is being obtained in the contract casting market.

         Raw materials and outside services were readily available from domestic sources for all of the Company's segments during 1998 and are expected to be readily available in 1999 and the foreseeable future.

         Patent protection for the various product lines within the Company is fairly limited, but is sufficient to enhance competitive positions. Foreign sales and license agreements are not significant.

         None of the Company's business segments are seasonal.

         The Company, across all its business segments, has increased its emphasis on customer service by fulfilling the rapid delivery requirements of our customers. As a result, investments in additional inventories are made on a selective basis.

         Customer lists for all business segments are broad-based geographically and by markets and sales are not highly concentrated by customer. No customer accounted for 10% or more of the Company's consolidated revenue for the year ended January 2, 1999.

         The dollar amount of the level of orders in the Company is believed to be firm as of fiscal year ended January 2, 1999 at $8,355,000, as compared to $7,364,000 at January 3, 1998.

         The Company encounters competition in all of its business segments. The Company has been successful in dealing with this competition by offering high quality diversified products with the flexibility of meeting customer needs on a timely basis. This is accomplished by effectively using internal engineering resources, cost effective manufacturing capabilities, expanding product lines, national distributors and in-house sales personnel targeted to niche markets.

         Research and development expenditures in 1998 were $132,000 and represented less than 1% of gross revenues. In 1997 and 1996 they were $84,000 and $142,000, respectively. The projects involved mine roof fasteners and other malleable iron products, transportation and industrial hardware and locking device hardware.

         The average number of employees in 1998 was 511.

         (d) Financial Information about Foreign and Domestic Operations and
             ---------------------------------------------------------------
             Export Sales
             ------------


         The Company includes four separate operating divisions located within the United States, a wholly-owned Canadian subsidiary located in Tillsonburg, Ontario, Canada, a wholly-owned Taiwanese subsidiary located in Taipei, Taiwan, a wholly-owned subsidiary in Hong Kong and a wholly-owned subsidiary in Mexico.

         The Canadian, Taiwanese, Hong Kong and Mexican subsidiaries' revenue and assets are not significant. Substantially all other revenues are derived from customers located in the United States.

         Financial information about foreign and domestic operations' net sales and identifiable assets found on page 22 of the Annual Report to Shareholders for the year ended January 2, 1999 is incorporated herein by reference.

ITEM 2  PROPERTIES

         The corporate office of the Registrant is located in Naugatuck, Connecticut in a two story 8,000 square foot administrative building on 3.2 acres of land.
         All of the Company's properties are owned or leased and are adequate to satisfy current requirements. All of the Registrant's properties have the necessary flexibility to cover any long-term expansion requirements.

         The Industrial Hardware Group includes the following:

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

         The Eberhard Hardware Manufacturing, Ltd., a wholly-owned Canadian subsidiary in Tillsonburg, Ontario, owns 4.4 acres of land and a building containing 31,000 square feet in an industrial park. The building is steel frame, one-story, having curtain walls of brick, glass and insulated steel panel. It is particularly suited for light fabrication, assembly and warehousing and is adequate for long-term expansion requirements.

         The Sesamee Mexicana subsidiary is leasing 1,950 square feet of a block building located in an industrial park in Lerma, Mexico on an open-end basis.

         The Custom Locks Group includes the following:

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

         The World Lock Co.Ltd. subsidiary leases a brick and concrete building containing 7,870 square feet and is located in Taipei, Taiwan.

         The Metal Products Group consists of:

         The Frazer and Jones Division in Solvay, New York, owns 17.9 acres of land and buildings containing 205,000 square feet constructed for foundry use. These facilities are well adapted to handle the division's current and future casting requirements.


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

         The Registrant filed answers to both the EPA Complaint and the Beacon Coalition Complaint.

         In March 1991, a Laurel Park Coalition which did not include the Registrant entered into Consent Decree and Administrative Order by Consent with the EPA and the State of Connecticut to remediate the Laurel Park landfill. The Consent Decree has been approved by the Court.

         In May 1991, EPA and the State of Connecticut ("State") each filed a complaint against the Registrant and three other defendants seeking recovery of present and future response costs incurred in connection with the Laurel Park landfill. The EPA claims costs in excess o f $1.8 million and the state claims costs in excess of $2.5 million. On July 1, 1991, the court consolidated these actions against the Registrant with the other cases under docket number N-87-52 (PCD). The Registrant filed answers to both of these complaints.

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

         On November 1, 1996 the U.S. Court of Appeals for the Second Circuit reversed the District Court ruling dismissing EPA and State of Connecticut environmental claims against the Registrant and environmental claims by the

Laurel Park and Beacon Heights Coalitions against numerous defendants. The Court of Appeals remanded the case to the U.S. District Court in Connecticut for further proceedings. The governmental lawsuits, brought after governmental settlements with the Coalitions, seek to recover remediation costs of the governments' unreimbursed by the Coalition settlements or the settlement with the owner/operator in connection with the Laurel Park and Beacon Heights landfills.The EPA has claimed that the Registrant and two other corporate defendants are responsible for an aggregate of $3.1 million in remediation costs with respect to the Beacon Heights landfill and that the Registrant and one other corporate defendant are responsible for an aggregate of $2.3 million in remediation costs with respect to the Laurel Park landfill; Connecticut has claimed that the Registrant and one other defendant are responsible for an aggregate of $.8 million in remediation costs with respect to the Laurel Park landfill. The Registrant intends to continue to vigorously contest any liability relating to these governmental claims. The Registrant would also pursue its rights of contribution against the other defendants in the event of any liability, which the Registrant expects would significantly reduce any liability imposed. In addition, it would file claims against its insurance carriers.

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

         There are no other significant legal proceedings, other than ordinary routine litigation incidental to the Company's business, or to which either the Registrant or any of its subsidiaries is a party to or to which any of their property is the subject.

ITEM 4  SUBMISSION OF MATTERS TO SHAREHOLDERS

         None

                                    PART II
                                    -------


ITEM 5 MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

        The portion of the 1998 Annual Report to Shareholders appearing on page 1 under the heading "Financial Highlights" and on page 28 under the heading "Common Stock Market Prices and Dividends" is incorporated herein by reference.

 ITEM 6 SELECTED FINANCIAL DATA

         The   financial  data  on  page  28  of   the  1998  Annual  Report  to
Shareholders, captioned "1998 - 1994 Summary of Operations" is incorporated herein by reference.


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following portions of the 1998 Annual Report to Shareholders are incorporated herein by reference:

         (a) All of the material in the President's Letter found on page 2 of the Annual Report.
         (b) All of the material on pages 23 through 27 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations".


ITEM 7  AQUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         This portion of the 1998 Annual Report to Shareholders appearing on page 27 under the heading "Market Risk Disclosures" is incorporated herein by reference.


  ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the Registrant and its subsidiaries and report of independent auditors included on pages 10 to 23 of the Annual Report to Shareholders for the fiscal year ended January 2, 1999 are incorporated herein by reference as follows:

         (a)  Consolidated Balance Sheets - January 2, 1999 and January 3, 1998.

         (b) Consolidated Statements of Income -- Fiscal years ended January 2, 1999, January 3, 1998 and December 28, 1996.

         (c) Consolidated Statements of Comprehensive Income -- Fiscal years ended January 2, 1999, January 3, 1998, and December 28, 1996.

         (d) Consolidated Statements of Shareholders' Equity -- Fiscal years ended January 2, 1999, January 3, 1998 and December 28, 1996.

         (e) Consolidated Statements of Cash Flows -- Fiscal years ended January 2, 1999, January 3, 1999 and December 28, 1996.

         (f) Notes to Consolidated Financial Statements -- January 2, 1999 and January 3, 1998 and December 28, 1996.

         (g)  Report of Ernst & Young LLP, Independent Auditors.

         Quarterly Results of Operations are incorporated herein by reference from the following portions of the 1998 Annual Report to Shareholders:

         (a) The portion of the 1998 Annual Report to Shareholders appearing on page 27 under the heading "Quarterly Results of Operations (unaudited)" is incorporated herein by reference.

         (b)  Paragraphs 2, 3 and 4 under the caption "General" on page 23.

         (c) Paragraphs on page 26 under the caption "Impact of Inflation and Changing Prices."

         There are incorporated herein by reference, the portions of the Registrant's definitive proxy statement filed with the Commission pursuant to Regulation 14A since the close of its fiscal year, which involve Stock Options. This information appears on page 7, pages 9 through 10 and pages 12 through 14.


ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III
                                    --------


ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         There are incorporated herein by reference the portions of the Registrant's definitive proxy statement filed with the Commission pursuant to Regulation 14A since the close of its fiscal year, which involve the election of Directors, the information appearing on pages 3 through 4 of said proxy statement, being the portion captioned "Item No. 1. Election of Directors" and the information appearing on page 8 of said proxy statement, being the portion captioned "Section 16(A) Beneficial Ownership reporting compliance." The Registrant's only Executive Officers are Leonard F. Leganza, President and Chief Executive Officer and Donald E. Whitmore, Jr., Executive Vice President, Chief Financial Officer and Secretary.



ITEM 11  EXECUTIVE COMPENSATION

         There are incorporated herein by reference the portions of the Registrant's definitive proxy statement filed with the Commission pursuant to Regulation 14A since the close of its fiscal year which involve executive compensation, the information appearing on pages 9 through 15 of said proxy statement.


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

         (b) There are incorporated herein by reference the portions of the Registrant's definitive proxy statement filed with the Commission pursuant to Regulation 14A since the close of its fiscal year, which involve the security ownership of management, the information appearing on pages 6 through 7, 9 through 10 and 12 through 13 of said proxy statement.

         (c)  Changes in Control

                  Not Applicable.


ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (a)  Not applicable


         (b)  Not applicable.


         (c)  Not applicable.

         (d)  Not applicable.

                                    PART IV
                                    -------


ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)  Documents filed as part of this report.


              1 and 2. The  response  to this  portion  of Item 14  is submitted as a separate section of this report appearing on page 14 and 15.


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

                            (4) Rights Agreement entered into between the Registrant and BankBoston N.A. dated as of August 6, 1998 and Letters to all shareholders of the Registrant, dated July 22, 1998 together with Press Release dated July 22, 1998 describing the Registrant's redemption of shareholders Purchase Rights dated September 16, 1991 and the issuance of a new Purchase Rights dividend distribution are incorporated by reference to the Registrant's Form 8-K filed on August 6, 1998.

                            (10)(a) Amendment to the Deferred Compensation Agreement with Russell G. McMillen dated May 1, 1988 is incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988. The Deferred Compensation Agreement with Russell G. McMillen dated October 28, 1980 and amended on March 27, 1986 is incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1987.

                            b) The Eastern Company 1989 Executive Stock Incentive Plan effective as of April 26, 1989 incorporated by reference to the Registrant's Form S-8 filed on June 21, 1989.

                            (c) The Eastern Company 1995 Executive Stock Incentive Plan effective as of April 26, 1995 incorporated by reference to the Registrant's Form S-8 filed on February 7, 1997.

                            (d) The Eastern Company Directors Fee program effective as of October 1, 1996 incorporated by reference to the Registrant's Form S-8 filed on February 7, 1997.

                            (e) The Eastern Company 1997 Directors Stock Option Plan effective as of September 17, 1997 incorporated by reference to the Registrant's Form S-8 filed on January 30, 1998.

                           (f) Deferred Compensation  Agreement  dated September
                            9, 1998 with Leonard F. Leganza attached beginning on page 32.

                           (g) Supplemental Retirement Plan dated September 9, 1998 with Leonard F. Leganza is beginning on page 37.

                           (13) 1998 Annual Report to Shareholders attached hereto on page 44.

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

                                 World Security Industries Co. Ltd., a private corporation organized under the laws of Hon Kong.

                           (23) Consents of independent auditors attached hereto on pages 16 and 17.


                           (27) Financial  Data    Schedul  e attached    hereto
                           beginning on page 76.


                           (99) (a) Financial Statements and Supplemental Schedules and report of independent auditors for the period ended December 31, 1998, 1997 and 1996 of The Eastern Company Savings and Investment Plan is attached beginning on page 18.

                           (b) Press Release dated March 12, 1999 describing the Registrant's three for two stock split and ten percent increase in the quarterly dividend for shareholders of record as of May 28, 1999 payable on June 15, 1999 is attached beginning on page 31.

         (b)  Reports on Form 8-K.

                  There were no reports on Form 8-K filed during the last quarter of the fiscal year ended January 2, 1999.

         (c)  The required Exhibits are listed in (a) 3. above.

         (d)  Financial statement schedules.

                  The response to this portion of Item 14 is submitted as a separate section of this report beginning on page 15.

  SIGNATURES


                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


  Dated March 29, 1999                    THE EASTERN COMPANY

                                          By /s/ Donald E. Whitmore, Jr.
                                          ------------------------------
                                                 Donald E. Whitmore, Jr.
                                                 Director, Executive
                                                 Vice President, Chief Financial
                                                 Officer and Secretary and
                                                 Principal Accounting Officer


                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  /s/ Leonard F. Leganza                                      March 29, 1999
  ---------------------------
  Leonard F. Leganza
  Director, President
  and Chief Executive Officer

  /s/ Donald E. Whitmore, Jr.                                 March 29, 1999
  ---------------------------
  Donald E. Whitmore, Jr.
  Director, Executive Vice President, Chief Financial
  Officer and Secretary and Principal Accounting
  Officer

  /s/ John W. Everets                                         March 29, 1999
  ---------------------------
  John W. Everets
  Director

  /s/ Charles W. Henry                                        March 29, 1999
  ---------------------------
  Charles W. Henry
  Director

  /s/ Russell G. McMillen                                     March 29, 1999
  ---------------------------
  Russell G. McMillen
  Director

  /s/ David C. Robinson                                       March 29, 1999
  ---------------------------
  David C. Robinson
  Director

  /s/ Donald S. Tuttle, III                                   March 29, 1999
  ---------------------------
  Donald S. Tuttle III
  Director

                      The Eastern Company and Subsidiaries

                        Form 10-K-Item 14 (a) (1) and (2)

         Index to Financial Statements and Financial Statement Schedule


  The following consolidated financial statements of The Eastern Company and subsidiaries and report of independent auditors, included in the annual report of the Registrant to its shareholders for the fiscal year ended January 2, 1999 are incorporated by reference in Item 8:

         Report of Independent Auditors

         Consolidated Balance Sheets - January 2, 1999 and January 3, 1998

         Consolidated Statements of Income - Fiscal years ended January 2, 1999, January 3, 1998 and December 28, 1996

         Consolidated Statements of Comprehensive Income - Fiscal years ended January 2, 1999, January 3, 1998 and December 28, 1996

         Consolidated Statements of Shareholders' Equity - Fiscal years ended January 2, 1999, January 3, 1998 and December 28, 1996

         Consolidated Statements of Cash Flows - Fiscal years ended January 2, 1999, January 3, 1998 and December 28, 1996

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

                      The Eastern Company and Subsidiaries

                 Schedule II - Valuation and Qualifying accounts



  COL. A                             COL. B                 COL. C                                  COL. D         COL. E
                                     Balance at Beginning   ADDITIONS                               Deductions-    Balance at End
                                     of  Period             (1)                (2)                  Describe       of Period
  Description                                               Charged to Costs   Charged to Other
                                                            and Expenses       Accounts-Describe

  Fiscal year ended January 2, 1999:
  Deducted from asset accounts:
  Allowance for doubtful accounts         $329,000             $136,304                               $26,304 (a)      $439,000
                                          ========             ========                               =======          ========




  Fiscal year ended January 3, 1998:
  Deducted from asset accounts:
  Allowance for doubtful accounts         $567,000             $370,755                              $698,755 (a)      $329,000
                                          ========             ========                              ========          ========



  Fiscal year ended December 28, 1996:
  Deducted from asset accounts:
  Allowance for doubtful accounts         $501,000             $251,881                              $185,881 (a)     $567,000
                                          ========             ========                              ========         ========






   (a) Uncollectible accounts written off, net of recoveries


                                                                  Exhibit 23 (a)

                         CONSENT OF INDEPENDENT AUDITORS

  We consent to the incorporation by reference in this Annual Report (Form 10-K) of The Eastern Company of our report dated January 25, 1999, included in the 1998 Annual Report to Shareholders of The Eastern Company.

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

  We also consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-29452) pertaining to The Eastern Company 1983 Stock Option Plan, the Registration Statement (Form S-8 No. 2-86285) pertaining to The Eastern Company 1989 Stock Option Plan, the Registration Statement (Form S-8 No. 33-79324) pertaining to The Eastern Company Savings and Investment Plan, the Registration Statement (Form S-8 No. 333-21349) pertaining to The Eastern Company 1995 Executive Stock Incentive Plan, the Registration Statement (Form S-8 No. 333-21351) pertaining to The Eastern Company Directors Fee Program, and the Registration Statement (Form S-8 No. 333-45315) pertaining to The Eastern Company 1997 Directors Stock Option Plan of our report dated January 25, 1999, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedule included in this Annual Report (Form 10-K) of The Eastern Company.



                                                       /s/ERNST & YOUNG LLP
                                                       --------------------
                                                          ERNST & YOUNG LLP

Hartford, Connecticut
March 25, 1999

                                                                  Exhibit 23 (b)


                         CONSENT OF INDEPENDENT AUDITORS

  We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-79324) pertaining to The Eastern Company Savings and
  Investment Plan of our report dated March 10, 1999 with respect to the financial statements and schedule of The Eastern Company Savings and Investment Plan included in this Annual Report (Form 10-K) as Exhibit 99 for the fiscal year ended January 2, 1999.




                                                       /s/ERNST & YOUNG LLP
                                                       --------------------
                                                          ERNST & YOUNG LLP

  Hartford, Connecticut
  March 25, 1999

                            Financial Statements
                          and Supplemental Schedule

                         The Eastern Company Savings
                             and Investment Plan

                        (Exhibit 99(a) to Form 10-K)

                Years ended December 31, 1998, 1997 and 1996
                     with Report of Independent Auditors





               Contents

  Report of Independent Auditors...................................19
  Financial Statement

  Statements of Assets Available for Benefits......................20
  Statements of Changes in Assets Available for Benefits...........22
  Notes to Financial Statements....................................26

  Supplemental Schedule

  Schedule of Investments..........................................30

                         Report of Independent Auditors

  Plan Administrator of
  The  Eastern  Company  Savings  and
  Investment Plan

  We have audited the accompanying statements of assets available for benefits of The Eastern Company Savings and Investment Plan (the "Plan") as of December 31, 1998 and 1997, and the related statements of changes in assets available for benefits for each of the three years in the period ended December 31, 1998. Our audits also included the supplemental schedule of investments as of December 31, 1998 and 1997. These financial statements and supplemental schedule are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the assets available for benefits of the Plan at December 31, 1998 and 1997, and the changes in assets available for benefits for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related supplemental schedule of investments, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

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




                                                         /s/ERNST & YOUNG LLP
                                                         --------------------
                                                            ERNST & YOUNG LLP


  Hartford, Connecticut
  March 10, 1999

                         The Eastern Company Savings and
                                 Investment Plan

                       Statements of Assets Available for
                                    Benefits



                                Fund Information
                                                                                   New                         Sub Totals
                               Participant       Investor         Vista                       International        to
                                Loan Fund          Fund            Fund        Opportunities     Growth         Page 21
                                                                                  Fund            Fund
                             --------------- --------------- --------------- -------------- --------------- ---------------
  December 31, 1998
  Assets
  Investments:
   Mutual funds                                $    80,645     $    41,999     $    48,264    $    33,641     $    204,549

   Participant loans
    receivable                 $ 65,131                                                                       $     65,131
                               --------                                                                       ------------

  Assets available for
   benefits                    $ 65,131        $    80,645     $    41,999     $    48,264    $    33,641     $    269,680
                               ========        ===========     ===========     ===========    ===========     ============


  December 31, 1997
  Assets
  Investments:
   Mutual funds
   Participant loans
    receivable                 $ 26,978                                                                       $     26,978
                               --------                                                                       ------------

Total investments                26,978                                                                             26,978

Funds in transit
Dividends receivable
Due from (to) other funds      --------        -----------     -----------     -----------    -----------     ------------
Assets available for
   benefits                    $ 26,978                                                                       $     26,978
                               ========        ===========     ===========     ===========    ===========     ============

  See accompanying notes.

                 The Eastern Company Savings and Investment Plan




                                Fund Information
                                Sub Totals      Growth and                                       Money
                                   from           Income       International     Income          Market
                                 Page 20           Fund         Growth and        Fund            Fund           TOTAL
                                                               Income Fund
                             --------------- --------------- --------------- -------------- --------------- ---------------
  December 31, 1998
  Assets
  Investments:
   Mutual funds                $    204,549    $ 1,610,486     $    38,255     $   246,747    $    129,335    $ 2,229,372

   Participant loans
    receivable                       65,131                                                                        65,131
                               ============    ===========     ===========     ===========    ============    ===========
Assets available for
   benefits                    $    269,680    $ 1,610,486     $    38,255     $   246,747    $    129,335    $ 2,294,503

                               ============    ===========     ===========     ===========    ============    ===========

  December 31, 1997
  Assets
  Investments:
   Mutual funds                                $ 1,030,823                     $   219,692    $    315,520    $ 1,566,035

   Participant loans
    receivable                 $     26,978                                                                        26,978
                               ------------    -----------     -----------     -----------    ------------    -----------
Total investments                    26,978      1,030,823                         219,692         315,520      1,593,013

Funds in transit                                                                                    26,145         26,145
Dividends receivable                                 4,276                             620              91          4,987
Due from (to) other funds                          254,419                           5,887        (260,306)             -
                               ============    ===========     ===========     ===========    ============    ===========
Assets available for
   benefits                    $     26,978    $ 1,289,518                     $   226,199    $     81,450    $ 1,624,145
                               ============    ===========     ===========     ===========    ============    ===========

  See accompanying notes.

                 The Eastern Company Savings and Investment Plan

             Statements of Changes in Assets Available for Benefits

                          Year ended December 31, 1998


                                Fund Information
                                                                                 New                         Sub Totals
                                               Investor         Vista                        International       to
                               Participant       Fund            Fund        Opportunities      Growth         Page 23
                               Loan Fund                                         Fund            Fund
                             ------------- --------------- --------------- --------------- --------------- --------------

Dividends                                    $     2,036     $     3,041     $     1,504     $       984     $     7,565
Net realized and
  unrealized appreciation
   (depreciation) in fair
   value of investments                           10,000           1,676           4,840             661          17,177
                                             -----------     -----------     -----------     -----------     -----------
                                                  12,036           4,717           6,344           1,645          24,742

Contributions:
   Employee                                       52,549          29,959          33,097          26,743         142,348
   Employer                                       11,476           7,572           7,377           5,484          31,909
                                             -----------     -----------     -----------     -----------     -----------
                                                  64,025          37,531          40,474          32,227         174,257

Benefits paid to
   participants                                     (878)           (607)           (411)           (965)         (2,861)

Interfund transfers            $    38,153         5,462             358           1,857             734          46,564
                               -----------   -----------     -----------     -----------     -----------     -----------
Net increase                        38,153        80,645          41,999          48,264          33,641         242,702

Assets available for
   benefits:
   Beginning of year                26,978             0               0               0               0          26,978
                               -----------   -----------     -----------     -----------     -----------     -----------
   End of year                 $    65,131   $    80,645     $    41,999     $    48,264     $    33,641     $   269,680
                               ===========   ===========     ===========     ===========     ===========     ===========

  See accompanying notes.

                 The Eastern Company Savings and Investment Plan

             Statements of Changes in Assets Available for Benefits

                    Year ended December 31, 1998 (continued)


                                Fund Information
                               Sub Totals     Growth and                                        Money
                                  from          Income       International      Income          Market
                                Page 22          Fund         Growth and         Fund            Fund           TOTAL
                                                             Income Fund
                             ------------- --------------- --------------- --------------- --------------- --------------

Dividends                      $     7,565    $   132,267    $     2,329      $   10,578       $    6,942       $  159,681
Net realized and
  unrealized appreciation
   (depreciation) in fair
   value of investments             17,177         48,325          (1,666)        (3,743)                           60,093
                               -----------    -----------     -----------     ----------        ---------        ----------
                                    24,742        180,592             663          6,835            6,942          219,774

Contributions:
   Employee                        142,348        182,143          29,407         24,946           15,180          394,024
   Employer                         31,909         46,554           7,738          7,996            6,401          100,598
                               -----------    -----------     -----------     ----------        ---------        ---------
                                   174,257        228,697          37,145         32,942           21,581          494,622

Benefits paid to
   participants                     (2,861)       (33,124)           (684)        (3,469)          (3,900)         (44,038)

Interfund transfers                 46,564        (55,197)          1,131        (15,760)          23,262                -
                               -----------    -----------     -----------     ----------        ---------        ---------
Net increase                       242,702        320,968          38,255         20,548           47,885          670,358

Assets available for
   benefits:
   Beginning of year                26,978      1,289,518               0        226,199           81,450        1,624,145
                               -----------    -----------     -----------     ----------        ---------       ----------
   End of year                 $   269,680    $ 1,610,486     $    38,255     $  246,747        $ 129,335       $2,294,503
                               ===========    ===========     ===========     ==========        =========       ==========

  See accompanying notes

                 The Eastern Company Savings and Investment Plan

             Statements of Changes in Assets Available for Benefits

                          Year ended December 31, 1997


                                                                   Fund Information
                                    ------------------------------------------------------------------------------
                                                                                                        Eastern
                                                       Growth and                        Money          Common
                                      Participant        Income          Income          Market          Stock
                                       Loan Fund          Fund            Fund            Fund           Fund           TOTAL
                                    ---------------   -----------     -----------     -----------     -----------    -----------

Dividends                                             $    18,235     $     8,397     $     3,831     $     5,449    $    35,912
Net realized and unrealized
   appreciation in fair value of
   investments                                            170,008           2,706                          54,200        226,914
                                                      -----------     -----------     -----------     -----------    -----------
                                                          188,243          11,103           3,831          59,649        262,826

Contributions:
   Employee                                               258,247          46,605          17,988          23,404        346,244
   Employer                                                38,901           8,086           3,333           4,481         54,801
                                                      -----------     -----------     -----------     -----------    -----------
                                                          297,148          54,691          21,321          27,885        401,045

Benefits paid to participants                             (84,152)         (6,011)        (11,095)         (1,415)      (102,673)

Interfund transfers                   $                   154,146          25,812          19,075        (222,912)             -
                                           23,879
                                      -----------     -----------     -----------     -----------     ------------   -----------
Net increase                               23,879         555,385          85,595          33,132        (136,793)       561,198

Assets available for benefits:
   Beginning of year                        3,099         734,133         140,604          48,318         136,793      1,062,947
                                      -----------     -----------     -----------     -----------     -----------    -----------
   End of year                        $    26,978     $ 1,289,518     $   226,199     $    81,450     $         -    $ 1,624,145
                                      ===========     ===========     ============    ===========     ===========    ===========

  See accompanying notes.

                 The Eastern Company Savings and Investment Plan

             Statements of Changes in Assets Available for Benefits

                          Year ended December 31, 1996


                                                                   Fund Information
                                    ------------------------------------------------------------------------------
                                                                                                        Eastern
                                                       Growth and                        Money          Common
                                      Participant        Income          Income          Market          Stock
                                       Loan Fund          Fund            Fund            Fund           Fund           TOTAL
                                    ---------------   -----------     -----------     -----------     -----------    -----------

Dividends                                             $    54,469     $     7,266     $     3,130     $     4,104    $    68,969
Net realizedand unrealized
   appreciation (depreciation) in
   fair value of investments                               46,662          (2,271)                          7,923         52,314
                                                      -----------     -----------     -----------     -----------    -----------
                                                          101,131           4,995           3,130          12,027        121,283

Contributions:
   Employee                                               201,676          44,187          13,622          33,187        292,672
   Employer                                                30,460           7,354           2,413           5,750         45,977
                                                      -----------     -----------     -----------     -----------    -----------
                                                          232,136          51,541          16,035          38,937        338,649

Benefits paid to participants                             (22,480)        (14,140)         (1,010)         (3,595)       (41,225)

Loan default                          $      (732)                                                                          (732)

Interfund transfers                        (1,506)          7,904            (420)         (3,125)         (2,853)             -
                                      -----------     -----------     -----------     -----------     ------------   -----------
Net increase                               (2,238)        318,691          41,976          15,030          44,516        417,975

Assets available for benefits:
   Beginning of year                        5,337         415,442          98,628          33,288          92,277        644,972
                                      -----------     -----------     -----------     -----------     ------------   -----------
   End of year                        $     3,099     $   734,133     $   140,604     $    48,318     $   136,793    $ 1,062,947

                                      ===========     ===========     ===========     ===========     ===========    ===========

  See accompanying notes.

                 The Eastern Company Savings and Investment Plan

                          Notes to Financial Statements

                                December 31, 1998


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

  Contributions

  Participants may contribute between 1% and 18% of their compensation up to the maximum allowed by the Internal Revenue Code. The Company makes matching contributions on a formula basis on the first 4% of participant contributions. The Company's match was 50% in 1998 and 25% in 1997 and 1996.

  Participant Accounts

  Each participant's account is credited with the participant's contributions and allocations of (a) the Company's contributions and (b) Plan earnings. Allocations are based on participant earnings or account balances, as defined. Forfeited balances of terminated participants' nonvested accounts are used to reduce future Company contributions ($1,560 and $1,327 at December 31, 1998 and 1997, respectively).

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

                 The Eastern Company Savings and Investment Plan

  1. Description of Plan (continued)

  Investment Options

  Upon enrollment in the Plan, a participant may direct contributions in 10% increments to any of eight investment options as follows:


                                                                                           Number of Participants
                                                      Description of Fund                        December 31
                Name of Fund                              Investments                  1998         1997         1996
------------------------------------------- -------------------------------------- ------------ ------------ ------------

  Money Market Fund                                Money market instruments             67           57           39

  Income Fund                                      Diversified portfolio of
                                                    fixed-income securities             95           85           66

  Growth and Income Fund                            Primarily common stocks            156          151          132

  Investor Fund                                     Primarily common stocks             53           --           --

  Vista Fund                                    Diversified portfolio of common
                                                            stocks                      50           --           --

International Growth and Income Fund            Primarily international common
                                                            stocks                      49           --           --

New Opportunities Fund                              Primarily common stocks             43           --           --

International Growth Fund                      Primarily in equity securities of        37           --           --
                                                companies located in a country
                                                 other than the United States

Eastern Common Stock Fund                     Common Stock of The Eastern Company
                                                                                        --           --           64

  Participants may elect to change their investment options at any time throughout the year.

                 The Eastern Company Savings and Investment Plan

  1. Description of Plan (continued)

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

  As of December 31, 1998 and 1997, there were no assets allocated but not yet paid to participants who had withdrawn from the Plan.

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

  Investments in mutual funds are stated at fair value as estimated by reference to quoted market prices.

  Administrative expenses of the Plan are paid by the Company.

                 The Eastern Company Savings and Investment Plan

  3. Investments

  Plan investments that represent 5 percent or more of the Plan's assets follow:

                                                            December 31
                                                       1998          1997
                                                   -----------------------
Mutual funds:
  Putnam Growth and Income Fund                  $   1,610,486   $   1,030,823
  Putnam Income Fund                                   246,747         219,692
  Putnam Money Market Fund                             129,335         315,520
                                                 -------------   -------------
                                                 $   1,986,568   $   1,566,035
                                                 =============   =============


  The Plan's investments appreciated in value as follows:


                                                 Year Ended December 31
                                             1998        1997           1996
                                         -------------------------------------

Mutual funds                             $  60,093    $ 172,714     $  44,391
The Eastern Company Common Stock                         54,200         7,923
                                         ----------   ---------     ---------

                                         $  60,093    $ 226,914     $  52,314
                                         ==========   =========     =========


  4. Income Tax Status

  The Plan is qualified under the applicable section of the Internal Revenue Code and, as such, is not subject to income tax under present tax laws. The Plan Administrator is not aware of any course of action or series of events that have occurred which might adversely affect the Plan's qualified status.

  5. Transactions with Parties-in-Interest

  At December 31, 1996, the Plan owned 9,722 shares of the Company's Common Stock valued at $128,817 under the Plan's Eastern Common Stock Fund. During 1997, the Plan sold all such shares as directed by the Plan's participants in connection with a change in investment service provider. The Eastern Common Stock Fund is no longer an available investment option within the Plan. The proceeds from the aforementioned sale were reinvested as directed by the Plan's participants.

                 The Eastern Company Savings and Investment Plan

                             Schedule of Investments







                                                               Balance Held at Close of        Value of Each
                                                                  Period. Number of            Item at Close
                                                              Shares-Principal Amount of         of Period
          Name of Issuer and Title of Issue                        Bonds and Notes
-------------------------------------------------------------------------------------------------------------------

  December 31, 1998

  Putnam-Money Market Fund                                      129,335.350 Units               $   129,335
  Putnam-Income Fund Cl. A                                       21,428.138 Units                   147,425
  Putnam-Income Fund Cl. B                                       14,352.834 Units                    99,322
  Putnam-Growth and Income Fund Cl. A                            51,334.606 Units                 1,038,499
  Putnam-Growth and Income Fund Cl. B                            27,915.424 Units                   571,987
  Putnam-Investors Fund                                           5,441.642 Units                    80,645
  Putnam-Vista Fund                                               3,213.416 Units                    41,999
  Putnam-International Growth and Income Fund                     3,452.592 Units                    38,255
  Putnam-New Opportunities Fund                                     826.011 Units                    48,264
  Putnam-International Growth Fund                                1,749.405 Units                    33,641
  Participant loans                                                    Various                       65,131
                                                                                                ===========
                                                                                                $ 2,294,503
                                                                                                ===========

  December 31, 1997

  Putnam-Money Market Fund                                      315,519.800 Units               $   315,520
  Putnam-Income Fund Cl. A                                        8,388.438 Units                    59,642
  Putnam-Income Fund Cl. B                                       22,637.885 Units                   160,050
  Putnam-Growth and Income Fund Cl. A                             2,653.058 Units                    51,841
  Putnam-Growth and Income Fund Cl. B                            50,698.213 Units                   978,982
  Participant loans                                                    Various                       26,978
                                                                                                -----------
                                                                                                $ 1,593,013
                                                                                                ===========

                                                                Exhibit (99 (b))


                              FOR IMMEDIATE RELEASE

  Friday, March 12, 1999


                THE EASTERN COMPANY'S BOARD OF DIRECTORS APPROVES
                            THREE-FOR-TWO STOCK SPLIT

               Company Increases Quarterly Dividend by 10 Percent

  Naugatuck, CT-The Eastern Company (AMEX-EML) announced today that its board of directors has approved a three-for-two stock split of the Company's common shares and increased the quarterly dividend by 10%.

  "This stock split and dividend increase are a reflection of Eastern's solid performance during the past two years," said Leonard F. Leganza, Eastern's president and chief executive officer. "This action reaffirms our confidence that our momentum in both sales and earnings will be sustained in 1999. A further demonstration of this optimism is the fact that Eastern has purchased 228,042 shares of its own stock within the past year. We believe the stock split will bring the value of Eastern's shares to an attractive level for individual investors, as well as improve our liquidity and create a broader shareholder base for the Company. The three-for-two stock split will increase the number of outstanding Eastern common shares from approximately 2.4 million to approximately 3.6 million."

  The board of directors also announced a 10 percent increase in its quarterly dividend, from 15 cents (10 cents after split) to 16.5 cents (11 cents after split) per share. The 11 cent quarterly dividend will be payable on June 15, 1999 to stockholders of record as of May 28, 1999. As a result, the annual indicated dividend will increase from 40 cents to 44 cents per after split share. This will be The Eastern Company's 235th consecutive quarterly dividend since 1940 and the third dividend increase since December 1997.

  As a result of the stock split, shareholders of record on May 28, 1999 will be entitled to receive one additional share for every two shares they own on that date. The Company will arrange for issuance of these shares on June 15, 1999. Any fractional shares created as a result of this split will be paid by cash. The date on which the shares will begin trading at the split price is June 16, 1999. Eastern's common stock purchase rights under its Rights Agreement dated August 21, 1998, will also be appropriately adjusted to reflect the stock split.

  The Eastern Company manufactures and markets a broad range of locks, latches, fasteners and other security hardware that meets diverse security and safety needs of industrial and commercial customers. Headquartered in Naugatuck, CT, the Company has seven manufacturing locations in the U.S.A., Canada, Mexico and the Pacific Rim.



  Contact:                     John Dibble
                  (203) 729-2255, Ext. 241


  Forward-Looking   Statements:   Information  in  this  news  release  contains
  -----------------------------
  statements which reflect the Company's current expectations regarding its future operating performance and achievements. Actual results may differ due to the many economic uncertainties that affect the Company's business environment. Further information about the potential factors which could affect the Company's financial result are included in the Company's reports and filings with the Securities and Exchange Commission. The Company is not obligated to update or revise the aforementioned statements for those new developments.

                                                                  Exhibit 10 (f)
                         DEFERRED COMPENSATION AGREEMENT
                         -------------------------------


         AGREEMENT  dated as of  September  9, 1998 by and  between  THE EASTERN
                                 ------------------                  -----------
  COMPANY,  a Connecticut  corporation having its principal office at 112 Bridge
  --------
  Street, Naugatuck, CT 06770 (hereinafter, "Company") and LEONARD F. LEGANZA of
                                                           ------------------
  62 Tunxis Village, Farmington, CT 06032 (hereinafter, "Executive").

                              W I T N E S S E T H:

         WHEREAS, the Executive is serving as the chief executive officer of the Company; and

         WHEREAS, the Company wishes to provide the Executive with certain deferred compensation following his termination of employment with the Company.

         NOW, THEREFORE, IT IS HEREBY AGREED AS FOLLOWS:

         1.       Definitions.  For  purposes of this  Agreement,  the following
                  ------------
  terms shall have the following meanings:

                  (a) "Base Amount" shall mean the average of the Executive's annual compensation over the five calendar years ending prior to the date of a Statutory Change in Control (or such shorter period of time during which the Executive is employed by the Company), as determined pursuant to Section 280G of the Code. If the five calendar year period includes a calendar year in which the Executive was not employed for the entire year, the Executive's compensation for such calendar year shall be annualized.

                  (b) "Change of Control" shall mean the acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of more than 50% of either the then outstanding shares of common stock of the Company or the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors; provided, however, that the following acquisitions shall not constitute a Change of Control: (i) any acquisition directly from the Company, (ii) any acquisition by the Company, and (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company.

                  (c) "Code" shall mean the Internal Revenue Code of 1986, as amended (the "Code").
                  (d) "Total Parachute Payments" shall mean any and all payments or benefits which are in the nature of compensation and which are received (or to be received) by the Executive in connection with a Statutory Change in Control (whether pursuant to the terms of this Agreement or any other plan, arrangement or agreement with the Company, its successors, any person whose actions result in a Statutory Change in Control, or any corporation which is an affiliate of the Company or which, as a result of the completion of the transactions causing a Statutory Change in Control, will become an affiliate of the Company), as determined pursuant to Section 280G of the Code.

                  (e) "Statutory Change in Control" shall mean a change in ownership or effective control of the Company, or a change in the ownership of a substantial portion of the assets of the Company, as determined pursuant to
  Section 280G of the Code.

                  (f) "Parachute Payment Limit" shall mean 2.99 times the Executive's Base Amount, as determined pursuant to Section 280G of the Code.

                  (g) "Tax Advisor" shall mean the independent accounting firm engaged by the Company.

         2.  Payments in the Event of a Change in  Control.  If: (a) a Change in
             ----------------------------------------------
  Control of the Company occurs on or before the third anniversary of the date of this Agreement; (b) in connection with the Change in Control, the shareholders of the Company receive consideration equal to or greater than thirty-five dollars ($35.00) per share of common stock of the Company; and (c) the Executive terminates his employment in connection with the Change in Control, then the Company shall pay to the Executive the following amounts:

                  (a)      A severance payment equal to the lesser of:

                           (i)      the sum of:  (A) 2.0 times  the  Executive's
  annual base salary (equal to twelve times the highest monthly base salary paid or payable to the Executive by the Company during the twelve month period immediately preceding the month in which the Change in Control occurs), plus
  (B) the bonuses payable to the Executive under the Company's incentive compensation plan for the two full fiscal years immediately prior to the Change in Control (annualized in the event that the Executive is not employed by the Company for the whole of such fiscal year); or

                           (ii)  the Parachute Payment Limit.

                  The severance payment described in this Section 2(a) shall be paid to the Executive in a single lump sum amount within thirty (30) days following the Executive's termination of employment.

                  (b) A supplemental severance payment having a present value equal to the excess (if any) of:

                           (i)      the Parachute Payment Limit, over

                           (ii)     the  Total   Parachute  Payments  payable to
  the Executive (including but not limited to the severance payment described in Section 2(a) but calculated without regard to the supplemental severance payment described in this Section 2(b)).

                  The supplemental severance payment described in this Section 2(b) shall be paid to the Executive in five annual installments, commencing within thirty (30) days following the Executive's termination of employment. In the event the Executive dies prior to the receipt of the five annual installments, the remaining installments shall be paid to the Executive's surviving spouse or, if he has no surviving spouse, to his estate.

                  For  purposes  of   determining   the  present  value  of  the
  supplemental severance payment, the discount rate described in Section 280G(d)(4) of the Code shall be used.

                  (c) Notwithstanding anything else in this Agreement to the contrary, in the event that the Total Parachute Payments are determined by the Tax Advisor not to be deductible, in whole or in part, by the Company, an affiliate of the Company or any other person making such payment or providing such benefit as a result of Section 280G of the Code, then the severance payments described in this Section 2 shall be reduced (beginning first with the supplemental severance payment described in Section 2(b)) until no portion of the Total Parachute Payments is not deductible as a result of Section 280G of the Code, or the severance payments to be made pursuant to this Section 2 are reduced to zero. For purposes of this limitation, no portion of the Total Parachute Payments shall be taken into account to the extent that the receipt of such payments, in the determination of the Tax Advisor, is effectively waived by the Executive prior to the date which is fifteen (15) days following the date of the Executive's termination of employment and prior to the earlier of the date of constructive receipt and the date of payment thereof. The determination of the Tax Advisor as to the deductibility of the Total Parachute Payments shall be completed not later than forty-five (45) days following the Executive's termination of employment, and such determination shall be communicated in writing to the Company, with a copy to the Executive, within said forty-five (45) day period. The good faith determination of the Tax Advisor as to the deductibility of the Total Parachute Payments shall be deemed conclusive and binding on the Company and the Executive. The Company shall pay the fees and other costs of the Tax Advisor hereunder. In the event that the Tax Advisor is unable or declines to serve for purposes of making the foregoing determination, the Company shall appoint another accounting firm of national reputation to serve as the Tax Advisor, with the Executive's consent.

         3.       Continuation of the Company.  The  provisionsof this Section 3
                  ----------------------------
  shall apply in the event that  severance  payments   are not payable under the
  provisions of Section 2.

                  (a) If: (i) during the three fiscal years of the Company ending prior to the third anniversary of the date of this Agreement, the pre-tax earnings of the Company has increased at an annual compounded rate equal to or greater than fifteen percent (15%); (ii) the price per share of common stock of the Company (as reported on the American Stock Exchange) equals or exceeds thirty-five dollars ($35.00) for a period of sixty (60) consecutive calendar days; (iii) no later than the second anniversary of the date of this Agreement, the board of directors of the Company has selected an individual to replace the Executive as the chief executive officer of the Company following his termination of employment; and (iv) the Executive terminates his employment no later than the third anniversary of the date of this Agreement, then the Company shall pay to the Executive a severance payment equal to the sum of:

                           (A) 2.0  times the  Executive's  annual  base  salary
(equal to twelve times the highest monthly base salary paid or payable to the Executive by the Company during the twelve month period immediately preceding the month in which the Executive's termination of employment occurs), plus

                           (B) the  bonuses payable  to the Executive  under the
  Company's incentive compensation plan for the two full fiscal years immediately prior to the Executive's termination ofemployment (annualized in the event that the Executive is not employed by the Company for the whole of such fiscal year).

                  (b) If: (i) the Executive is not entitled to the severance payment described in Section 3(a); (ii) no later than the second anniversary of the date of this Agreement, the board of directors of the Company has selected an individual to replace the Executive as the chief executive officer of the Company following his termination of employment; and (iii) the Executive terminates his employment no later than the third anniversary of the date of this Agreement, then the Company shall pay to the Executive a severance payment equal to 1.5 times the Executive's annual base salary (equal to twelve times the highest monthly base salary paid or payable to the Executive by the Company during the twelve month period immediately preceding the month in which the Executive's termination of employment occurs).

                  (c) The severance payment described in this Section 3 shall be paid to the Executive in a single lump sum amount within thirty (30) days following the Executive's termination of employment.

                  (d) Notwithstanding anything in this Agreement to the contrary, in the event that a Statutory Change in Control has occurred (even though a Change in Control may not have occurred) and the Total Parachute Payments are determined by the Tax Advisor not to be deductible, in whole or in part, by the Company, an affiliate of the Company or any other person making such payment or providing such benefit as a result of Section 280G of the Code, then the severance payment described in this Section 3 shall be reduced until no portion of the Total Parachute Payments is not deductible as a result of Section 280G of the Code, or the severance payment to be made pursuant to this Section 3 is reduced to zero. For purposes of this limitation, no portion of the Total Parachute Payments shall be taken into account to the extent that the receipt of such payments, in the determination of the Tax Advisor, is effectively waived by the Executive prior to the date which is fifteen (15) days following the date of the Executive's termination of employment and prior to the earlier of the date of constructive receipt and the date of payment thereof. The determination of the Tax Advisor as to the deductibility of the Total Parachute Payments shall be completed not later than forty-five (45) days following the Executive's termination of employment, and such determination shall be communicated in writing to the Company, with a copy to the Executive, within said forty-five (45) day period. The good faith determination of the Tax Advisor as to the deductibility of the Total Parachute Payments shall be deemed conclusive and binding on the Company and the Executive. The Company shall pay the fees and other costs of the Tax Advisor hereunder. In the event that the Tax Advisor is unable or declines to serve for purposes of making the foregoing determination, the Company shall appoint another accounting firm of national reputation to serve as the Tax Advisor, with the Executive's consent.

         4.  Non-exclusivity of Rights.  Nothing in this Agreement shall prevent
             --------------------------
  or limit the Executive's continuing or future participation in any plan, program, policy or practice provided by the Company or any of its affiliated companies and for which the Executive may qualify, nor shall anything herein limit or otherwise affect such rights as the Executive may have under any contract or agreement with the Company or any of its affiliated companies. Amounts which are vested benefits or which the Executive is otherwise entitled to receive under any plan, policy, practice or program of or any contract or agreement with the Company or any of its affiliated companies at or subsequent to his termination of employment shall be payable in accordance with such plan, policy, practice or program or contract or agreement except as explicitly modified by this Agreement.

         5. Full  Settlement.  The  Company's  obligation  to make the  payments
            -----------------
  provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any set-off, counterclaim, recoupment, defense or other claim, right or action which the Company may have against the Executive or others. In no event shall the Executive be obligated to seek other employment or take any other action by way of mitigation of the amounts payable to the Executive under any of the provisions of this Agreement and such amounts shall not be reduced whether or not the Executive obtains other employment. The Company agrees to pay as incurred, to the full extent permitted by law, all legal fees and expenses which the Executive may reasonably incur as a result of any contest (regardless of the outcome thereof) by the Company, the Executive or others of the validity or enforceability of, or liability under, any provision of this Agreement or any guarantee of performance thereof (including as a result of any contest by the Executive about the amount of any payment pursuant to this Agreement), plus in each case interest on any delayed payment at the applicable Federal rate provided for in Section 7872(f)(2)(A) of the Code.

         6.       Successors.
                  -----------

                  (a) This Agreement shall inure to the benefit of and be enforceable by the Executive's legal representatives.

                  (b) This Agreement shall inure to the benefit of and be binding upon the Company and its successors and assigns.

                  (c) The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to assume expressly and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. As used in this Agreement, "Company" shall mean the Company as herein before defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

         7.       Miscellaneous.
                  --------------

                  (a) This Agreement shall be governed by and construed in accordance with the laws of the State of Connecticut, without reference to principles of conflict of laws. The captions of this Agreement are not part of the provisions hereof and shall have no force or effect. This Agreement may not be amended or modified otherwise than by a written agreement executed by the parties hereto or their respective successors and legal representatives.

                  (b) All notices and other communications hereunder shall be in writing and shall be given by hand delivery to the other party or by registered or certified mail, return receipt requested, postage prepaid, addressed as follows:

                  If to the Executive:
                  --------------------
                           Leonard F. Leganza
                           62 Tunxis Village
                           Farmington, CT  06032

                  If to the Company:
                  ------------------
                           The Eastern Company
                           112 Bridge Street
                           P.O. Box 460
                           Naugatuck, CT  06770
                             Attn: Corporate Secretary

  or to such other address as either party shall have furnished to the other in writing in accordance herewith. Notice and communications shall be effective when actually received by the addressee.

                  (c) The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement.

                  (d) The Company may withhold from any amounts payable under this Agreement such Federal, state, local or foreign taxes as shall be required to be withheld pursuant to any applicable law or regulation.

                  (e) The Executive's or the Company's failure to insist upon strict compliance with any provision of this Agreement or the failure to assert any right the Executive or the Company may have hereunder shall not be deemed to be a waiver of such provision or right or any other provision or right of this Agreement.


         IN WITNESS WHEREOF, the Executive has hereunto set the Executive's hand and, pursuant to the authorization from its Board of Directors, the Company has caused these presents to be executed in its name on its behalf, all as of the day and year first above written.


  ATTEST:                                            THE EASTERN COMPANY


  /s/ Donald E. Whitmore, Jr.                        By /s/ Russell G. McMillen
  ---------------------------                        --------------------------
  Donald E. Whitmore, Jr.                            Russell G. McMillen
  Its Secretary                                      Its Chairman of
                                                     Compensation Committee



                                                     /s/ Leonard F. Leganza
                                                     ----------------------
                                                     Leonard F. Leganza

                                                                  Exhibit 10 (g)
                          SUPPLEMENTAL RETIREMENT PLAN
                       FOR THE CHIEF EXECUTIVE OFFICER OF
                               THE EASTERN COMPANY


         The Eastern Company, a Connecticut corporation having its principal office at 112 Bridge Street, Naugatuck, CT 06770 (hereinafter "Company"), does hereby create and adopt a supplemental retirement plan for the benefit of its chief executive officer on the terms and conditions hereinafter set forth:


                                    ARTICLE 1
                             DESIGNATION AND PURPOSE
                             -----------------------

         1.1      Designation.  The   Plan   is   designated  the  "Supplemental
                  ------------
  Retirement Plan for the Chief Executive  Officer of The Eastern Company".

         1.2      Purpose.  Under   the  direction  and l eadership of its chief
                  --------
  executive officer, the Company has shown substantial growth in size and earnings. The purpose of this Plan is to provide the chief executive officer with supplemental retirement benefits.


                                    ARTICLE 2
                                   DEFINITIONS
                                   -----------

         When used herein, each of the words and phrases defined hereinafter shall have the following meaning unless a different meaning is clearly required by the context of the Plan.

         2.1      "Actuarial  Equivalence"   shall   be   determined  using  the
  actuarial  assumptions  which are set forth in the Salaried Plan.

         2.2 "Adjusted Annual Retirement Benefit" shall mean the annual retirement benefit computed by using the retirement benefit formula set forth in the Salaried Plan, except that: (a) such formula shall be applied whether or not the Participant has attained a vested benefit under the Salaried Plan;
  (b) such formula shall be applied without regard to the limitations on benefits set forth in Section 415 of the Code; and (c) such formula shall be applied without regard to the limitations on compensation set forth in Section 401(a)(17) of the Code. For purposes of determining the Participant's Adjusted Annual Retirement Benefit, all amounts which are received by the Participant and either are includible in his gross income for Federal income tax purposes or are not includible in his gross income under Section 402(e)(3) or Section 125 of the Code shall be taken into account.

         The Adjusted Annual Retirement Benefit shall be calculated as if it is payable as a Five Year Certain Annuity commencing when the Participant reaches his Normal Retirement Date or incurs a Termination of Employment (whichever occurs later).

         2.3 "Adjusted Pre-retirement Survivor Annuity" shall mean the fifty percent (50%) survivor benefit payable under the terms of a 100/50 Joint and Survivor Annuity, based on the following assumptions: (a) the 100/50 Joint and Survivor Annuity is Actuarially Equivalent to the Adjusted Annual Retirement Benefit of the Participant, determined as of the date immediately preceding his date of death; and (b) the 100/50 Joint and Survivor Annuity commenced immediately prior to the Participant's date of death, reduced to its Actuarial Equivalent if it commences before his Normal Retirement Date.

         2.4 "Beneficiary" shall mean the person or persons named by the Participant as his beneficiary pursuant to the provisions of Section 7.5.

         2.5      "Code"   shall   mean   the  Internal Revenue Code of 1986, as
amended.

         2.6 "Company" shall mean The Eastern Company, any affiliate of The Eastern Company (within the meaning of Section 414(b) or Section 414(c) of the Code) which adopts this Plan, and any successor to said entity which assumes the obligations of this Plan by execution of a written agreement adopting this Plan.

         2.7 "Five Year Certain Annuity" shall mean an annuity for the life of the Participant with the provision that, if the Participant dies prior to the receipt of sixty (60) monthly payments, the balance of said sixty (60) monthly payments shall then be paid to the Participant's Beneficiary.

         2.8      "Normal  Retirement  Date"   shall  have th e same meaning for
  purposes of the Plan as it has for purposes of the Salaried Plan.

         2.9 "100/50 Joint and Survivor Annuity" shall mean an annuity payable for the life of the Participant with the provision that, after his death, fifty percent (50%) of the benefit payable during the life of the Participant shall then be paid to and during the lifetime of his surviving Spouse.

         2.10     "Participant"  shall  mean  Leonard  F.  Leganza,  the   chief
  executive officer of the Company.

         2.11 "Plan" shall mean the Supplemental Retirement Plan for the Chief Executive Officer of The Eastern Company set forth herein and in all subsequent amendments hereto.

         2.12 "Qualified Plan Benefits" shall mean the vested annual retirement benefits (if any) payable to the Participant from the Salaried Plan, computed by using the retirement benefit formula set forth in the Salaried Plan.

         The Qualified Plan Benefits shall be calculated as if they are payable as a Five Year Certain Annuity commencing when the Participant reaches his Normal Retirement Date or incurs a Termination of Employment (whichever occurs later). If the retirement benefits under the Salaried Plan are payable to the Participant in a form other than a Five Year Certain Annuity, such retirement benefits shall be adjusted to be an Actuarially Equivalent benefit payable as a Five Year Certain Annuity commencing when the Participant reaches his Normal Retirement Date or incurs a Termination of Employment (whichever occurs later).

         2.13      "Qualified   Pre-retirement  Survivor  Annuity"  shall   mean
  the qualified pre-retirement survivor annuity payable to the surviving Spouse of the Participant pursuant to the terms of the Salaried Plan.

         2.14 "Salaried Plan" shall mean the Salaried Employees' Retirement Plan of The Eastern Company, as it may be amended from time to time, or any other defined benefit pension plan adopted by the Company for the benefit of its salaried employees.

         2.15      "Spouse"  shall mean the  person  who is  legally  married to
  the   Participant  on   the  earlier  of his date  of death or the date of his
  Termination of Employment.

         2.16      "Termination  of  Employment"   shall  mean  termination   of
  employment  with  the  Company and   all  affiliates  of the Company,  whether
  voluntarily  or  involuntarily.

         2.17 "Total and Permanent Disability" shall have the same meaning for purposes of the Plan as it has for purposes of the Salaried Plan.

         2.18 "Years of Service" shall mean the years of service which are credited to the Participant for purposes of the Salaried Plan.

                                    ARTICLE 3
                                   ELIGIBILITY
                                   -----------

         Leonard F. Leganza, the chief executive officer of the Company, shall be the sole Participant in the Plan so long as he continues to serve as the president and the chief executive officer of the Company.


                                    ARTICLE 4
                               RETIREMENT BENEFITS
                               -------------------

         4.1      Amount of  Retirement Benefits.  Following  the  Participant's
                  -------------------------------
  Termination of Employment, he shall be entitled to receive retirement benefits hereunder. The retirement benefits payabl e to the Participant during a calendar year shall be determined as follows:

         (a) First, calculate the excess of: (i) the Participant's Adjusted Annual Retirement Benefit, as determined under Section 2.2 at the time of his Termination of Employment; over (ii) the Participant's Qualified Plan Benefits, as determined under Section 2.12 at the time of his Termination of Employment;

         (b) Second, if the benefit calculated pursuant to Section 4.1(a) commences before the Participant's Normal Retirement Date, the benefit shall be reduced to its Actuarial Equivalent in order to reflect commencement before the Participant's Normal Retirement Date; and

         (c) Third, if the Participant is married at the time of his Termination of Employment, the benefit calculated pursuant to Sec tion 4.1(b) shall be adjusted to an Actuarially Equivalent 100/50 Joint and Survivor Annuity.

         4.2    Payment  of  Retirement  Benefits.  The Company   shall commence
                ----------------------------------
  payment of the benefit described in Section 4.1 as of the first day of the month following the date of the Participant's Termination of
  Employment. Such benefit shall be payable in monthly installments as a Five Year Certain Annuity if the Participant is not married at the time of his Termination of Employment or as an Actuarially Equivalent 100/50 Joint and Survivor Annuity if the Participant is married at the time of his Termination of Employment.


                                    ARTICLE 5
                          DEATH AND DISABILITY BENEFITS
                          -----------------------------

         5.1      Amount of Death Benefits.
                  -------------------------

         (a) In the event of the death of the Participant prior to his Termination of Employment, the Participant's surviving Spouse (if any) shall receive a pre-retirement survivor annuity equal to the excess of:
  (i) the  Adjusted   Pre-retirement   Survivor  Annuity,  as  determined  under
  Section 2.3; over (B) the Qualified Pre-retirement Survivor Annuity, as determined under Section 2.13. Such pre-retirement survivor annuity shall commence as of the first day of the month following the Participant's death and shall be payable for and during the lifetime of his surviving Spouse.

         (b) In the event of the death of a married Participant after commencing to receive his retirement benefits under Section 4.1 or his disability retirement benefits under Section 5.2, his surviving Spouse shall receive the survivor benefit payable under the 100/50 Joint and Survivor
  Annuity for the remainder of her life. In the event of the death of an unmarried Participant after commencing to receive his retirement benefits under Section 4.1 or his disability retirement benefits under Section 5.2, but prior to the receipt of sixty (60) monthly payments, the balance of said sixty (60) monthly payments shall then be paid to the Participant's Beneficiary.

         5.2     Amount of  Disability  Benefits.  In the  event the Participant
                 --------------------------------
  incurs a Total and Permanent Disability prior to his Termination of Employment and is eligible to receive disability benefits under Title II of the Social

  Security Act, then he shall be entitled to receive disability retirement benefits under the Plan. Such benefits shall be equal to the monthly retirement benefit determined in accordance with Section 4.1 which the Participant would have been entitled to receive if he had incurred a Termination of Employment immediately prior to the date of his Total and Permanent Disability.


                                    ARTICLE 6
                                     VESTING
                                     -------

         6.1      Vested Benefits.  The Participant  shall at all times be fully
                  ----------------
  vested in his right to receive retirement benefits under this Plan following his Termination of Employment.


                                    ARTICLE 7
                              OTHER PLAN PROVISIONS
                              ---------------------

         7.1      Funding.
                  --------

         (a) It is the intention of the Company, the Participant, his surviving Spouse and Beneficiary, and each other party to the Plan that the arrangements hereunder be unfunded for tax purposes and for purposes of Title I of ERISA. The rights of the Participant and his surviving Spouse and Beneficiary shall be solely those of a general unsecured creditor of the Company. The Plan constitutes a mere promise by the Company to make benefit payments in the future.

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

         7.2     Qualified Plan Benefits.  The benefits  payable  under the Plan
                ------------------------
  shall be based on the benefits which the Participant (or his surviving Spouse or Beneficiary) are entitled to receive under the Salaried Plan, whether or not payment of such amounts is delayed, suspended, reduced or forfeited because of failure to apply, other employment or any other reasons.

         7.3    Consent  to  Insurance  Procedures.  In  order  to  be  eligible
                -----------------------------------
  for benefits hereunder, a Participant must agree that the Company may from time to time apply for and take out in its own name and at its own expense such life, health, accident or other insurance upon the Participant as the Company may deem necessary or advisable to protect its interests hereunder.
  The Participant must also agree to submit to any medical or other examination necessary for such purpose and to assist and cooperate with the Company in procuring such insurance. The Participant and his surviving Spouse and Beneficiary must also agree that they shall have no right, title or interest in and to such insurance whether presently existing or hereafter procured.

         7.4    Benefits Not  Assignable.  Except as required by  law, the right
                ------------------------
  of any Participant or his surviving Spouse or Beneficiary to any benefit or paymen under the Plan: (a) shall not be subject to voluntary or involuntary anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by creditors of the Participant or his surviving Spouse or Beneficiary; (b) shall not be considered an asset of the Participant or his surviving Spouse or Beneficiary in the event of any divorce, insolvency or bankruptcy; and (c) shall not be subject to attachment, execution, garnishment, sequestration or other legal or equitable process. In the event that a Participant or his surviving Spouse or Beneficiary who is receiving or is entitled to receive benefits under the Plan attempts to assign, transfer or dispose of such right, or if an attempt is made to subject said right to such process, such assignment, transfer, disposition or process shall, unless otherwise required by law, be null and void.

         7.5    Beneficiaries.   A   Participant   may  designate  one  or  more
                --------------
  Beneficiaries and contingent Beneficiaries to receive any benefits payable under the Plan after his death by delivering a written designation thereof over his signature to the Administrator. A Participant may designate different Beneficiaries at any time by delivering a new written designation over his signature to the Administrator. Any such designation shall become effective only upon its receipt by the Administrator. The last effective designation received by the Administrator shall supersede all prior designations. If a Participant fails to designate a Beneficiary, or if no designated Beneficiary survives the Participant, the Participant shall be deemed to have designated the following Beneficiaries (if then living) in the following order of priority: (a) his Spouse; (b) his children, in equal shares; (c) his parents, in equal shares; and (d) his estate.


                                    ARTICLE 8
                 SUSPENSION AND TERMINATION OF BENEFIT PAYMENTS
                 ----------------------------------------------

         8.1    Suspension of Benefit Payments.  In the event that a Participant
                -------------------------------
  commences receiving benefits hereunder and is subsequently re-employed on a full-time basis by the Company or any of its affiliates, the payment of benefits under this Plan shall be suspended during the period of such re-employment and shall recommence on the date on which he again incurs a Termination of Employment.

         8.2    Termination of Benefit Payments. In the event that a Participant
                --------------------------------
  who is receiving benefits hereunder violates any agreement with the Company or any of its affiliates (including, without limitation, any agreement relating to the nondisclosure of secret or confidential information or knowledge, noncompetition, or the assignment of inventions), then all rights to future benefit payments with respect to such Participant shall terminate.


                                    ARTICLE 9
                                 ADMINISTRATION
                                 --------------

         9.1    Plan  Administrator.  The board  of  directors  of  the  Company
                --------------------
  shall have the responsibility for the administration of the Plan. The board of directors may, by written instruction, designate one or more persons to carry out any specified responsibilities under the Plan and may, in the same manner, revoke such delegation of responsibilities; provided, however, that in no event may the board of directors appoint the Participant to carry out any administrative responsibilities under the Plan. Upon the designation of such a person or persons and the delegation of such
  responsibilities   to   him   or  them,  all   references  in  this   Plan  to
  "Administrator"  shall be deemed  to refer to  such person or persons.

         9.2    Powers of Administrator.   The  Administrator  shall  have  such
                ------------------------
  authority and powers as may be necessary to discharge its duties hereunder, including, but not by way of limitation, the following:

                (a) to construe and interpret the Plan, decide all questions of eligibility for and determine the amount and time of payment of any benefits hereunder;

                (b) to prescribe procedures to be followed by Participants and their surviving spouses for filingapplications for benefits;

                (c) to prepare and distribute information explaining the Plan; and

                (d) to appoint or employ individuals to assist in the administration of the Plan and any other agents it deems advisable, including legal counsel (who may be counsel for the Company).

         9.3    Facility of Payment.  Whenever, in the Administrator's  opinion,
                --------------------
  a person entitled to receive any payment of a benefit or installment thereof hereunder is under a legal disability or is incapacitated in any way so as to be unable to manage his financial affairs, the Administrator may issue directions that payments shall be made to another person for his benefit, or the Administrator may direct that payments be applied for the benefit of such person in such manner as the Administrator considers advisable. Any payment of a benefit or installment thereof in accordance with the provisions of this
  Section 9.3 shall be a complete discharge of any liability for the making of such payment under the provisions of the Plan.


                                   ARTICLE 10
                            BENEFIT CLAIMS PROCEDURE
                            ------------------------

         10.1 Claims  for  Benefits.  Any  claim  for  benefits  under the  Plan
              ----------------------
  shall be made in writing to the Administrator. If such claim for benefits is wholly or partially denied, the Administrator shall, within thirty (30) days after receipt of the claim, notify the claimant of the denial of the claim. Such notice of denial: (a) shall be in writing; (b) shall be written in a manner calculated to be understood by the claimant; and (c) shall contain
  (i) the specific reason or reasons for denial of the claim, (ii) a specific reference to the pertinent Plan provisions upon which the denial is based,
  (iii) a  description of any  additional material  or information  necessary to perfect  the  claim,  along  with  an  explanation  of  why such  material  or
  information   is  necessary,  and  (iv)  an  explanation  of  the claim review procedure.

         10.2 Request for  Review  of Denial.  Within sixty (60)  days after the
              -------------------------------
  receipt by the claimant of a written notice of denial of the claim, or such later time as shall be deemed reasonable taking into account the nature of the benefit subject to the claim and any other attendant circumstances, the claimant may file a written request with the Administrator that it conduct a full and fair review of the denial of the claim for benefits.

         10.3 Decisionion  Review  of Denial.  The Administrator  shall  deliver
              -------------------------------
  to the claimant a written decision on the claim within thirty (30) days after receipt of the aforesaid request for review, except that if there are special circumstances (such as the need to hold a hearing) which require an extension of time for processing, the aforesaid thirty (30) day period shall be extended to sixty (60) days. Such decision shall: (a) be written in a manner calculated to be understood by the claimant; (b) include the specific reason or reasons for the decision; and (c) contain a specific reference to the pertinent Plan provisions upon which the decision is based.


                                   ARTICLE 11
                            AMENDMENT AND TERMINATION
                            -------------------------

         11.1 Right to Amend.  At any time,  and from time to time, the board of
              ---------------
  directors of the Company, by resolutions adopted by it, may amend the Plan or change the designation of eligible Participants under the Plan. However, no such amendment shall have the effect of reducing the accrued benefit of any Participant as of the effective date of the amendment.

         11.2 Right to  Terminate  Plan.  It is the  intention of the Company to
              --------------------------
  continue the Plan indefinitely. However, the Company expressly reserves the right, subject to its contractual obligations, to terminate the Plan, in whole or in part, at any time if the board of directors of the Company shall determine, in its sole and absolute discretion, that business, financial, or other good cause makes it necessary or desirable to do so.

         11.3 Effect of Termination.  Upon termination or partial termination of
              ----------------------
  the Plan, the rights of each Participant as of the date of such termination or partial termination (and the rights of his surviving Spouse and Beneficiary) shall be fully vested with respect to those benefits accrued as of such date. Upon a termination or partial termination of the Plan, the benefits payable to a Participant, his surviving Spouse or Beneficiary shall not commence prior to the date on which they are otherwise payable in accordance with the terms of the Plan.

                                   ARTICLE 12
                                  MISCELLANEOUS
                                  -------------

         12.1  Titles are for  Reference  Only.  The titles in this Plan are for
               --------------  ---------  -----
  reference only. In the event of a conflict between a title and the content of a section, the content of the section shall control.

         12.2  Construction.  The  provisions of the Plan shall be  interpreted,
               -------------
  construed and administered in accordance with the laws of the State of Connecticut.

         12.3  No  Contract.  This  Plan  shall  not be  deemed  a  contract  of
               -------------
  employment with the Participant, nor shall any provision hereof restrict the right of the Company or any of its subsidiaries to terminate the Participant's employment.

         12.4  Spouse's and  Beneficiary's  Rights.  Wherever  the  rights  of a
               ------------------------------------
  Participant are stated or limited in the Plan, his Spouse and Beneficiary shall be bound thereby.

         12.5  Gender and Number.  Where  appearing in the Plan,  the  masculine
               ------------------
  gender shall be deemed to include the feminine gender and the singular number shall include the plural, unless the context clearly indicates to the contrary.


         IN  WITNESS  WHEREOF,   the  undersigned  has  executed  this  Plan  at
  Naugatuck, Connecticut on the 9th day of September, 1998.


  ATTEST:                                        THE EASTERN COMPANY


  /s/ Donand E. Whitmore, Jr.                    By /s/ Russell G. McMillen
  ---------------------------                    --------------------------
  Donald E. Whitmore, Jr                         Russell G McMillen
  Its Secretary                                  Its Chairman of
                                                 Compensation Committee

THE EASTERN COMPANY ANNUAL REPORT

[GRAPH SHOWING EARNING PER SHARE FOR 1996 TO PRESENT QUARTERLY]


Earnings Per Share

      1ST QTR     2ND QTR      3RD QTR     4TH QTR
      ---------------------------------------------
96     (.07)        .13           .18         .09
97      .23         .30           .40         .47
98      .50         .55           .59         .60




1998

                                 [FRONT COVER]

                              [INSIDE FRONT COVER]

How would one best describe today's Eastern Company?

Eastern is a 141 year old manufacturer of industrial hardware, custom locks and metal products with seven operating locations in the USA, Canada, Mexico and the Pacific Rim.

Sales -- 32% Metal products; 36% Industrial hardware; 32% Custom locks

1998 marked 58 years of uninterrupted dividend payments and eight consecutive quarters of increased per share earinings.

Earnings -- 33% Metal products; 35% Industrial hardware; 32% Custom locks

On the cover:
Increased earnings per share are graphically depicted from 1996 to the present. (The same chart in a more detailed form appears at right.)

                              FINANCIAL HIGHLIGHTS

                                                 1998                   1997
                                                 -----                 -----

Net Sales                                    $70,749,529           $ 67,331,422
Income Before Income Taxes                     8,723,467              5,807,526
Net Income                                     5,443,187              3,722,530
Income Per Share (basic)                            2.24                   1.40

Dividends Per Share                                  .58                .47 1/2
Book Value Per Share                               11.72                  11.00
Working Capital Per Share                           8.69                   5.59

Capital Expenditures                           4,396,641              2,230,113
Depreciation and Amortization                  2,911,850              2,978,250
Number of Employees                                  511                    492
Number of Stockholders                               802                    848



Average Shares Outstanding (basic)             2,430,240              2,658,181






                               FINANCIAL RATIOS

                                                 1998                   1997
                                                 ----                   ----

Return on Shareholders' Equity                       19%                    13%
Income Before Taxes as a % of Sales                  12%                     9%
Net Income as a % of Sales                            8%                     6%
Sales per Employee                            $  138,453             $  136,852
Net Income per Employee                       $   10,662             $    7,566
Current Ratio                                   3.8 to 1               2.3 to 1

                            PAGE 1 OF ANNUAL REPORT

                              THE EASTERN COMPANY
                              TO OUR SHAREHOLDERS

1998 was an outstanding year for The Eastern Company. Sales of $70.7 million, earnings of $5.4 million and a 19% return on investment were all records in the 141-year history of the Company. We also posted our eighth consecutive quarter of higher earnings, and our quarterly dividend to shareholders was increased by 15%.

Eastern's earnings momentum, which began in early 1997, was driven by several factors. The robust economy had a significant impact on the markets we serve and was particularly influential in the excellent performance and earnings contribution of our Industrial Hardware Group.

In addition to the favorable effect of a thriving economy, Eastern's solid performance in the past two years has been the result of improvements in our planning techniques which include setting and achieving a number of operating and financial goals. One key factor has been the initiation of new incentive programs that closely link the responsibility of our management teams with goal achievement. With these initiatives in place and the dedicated commitment of our operating management, we look for 1999 to be another year of steady growth in sales and in earnings.

Management's focus and the Company's resources will continue to be directed toward internal growth. At the same time we will be charting the Company's future course through the careful analysis of various strategic opportunities and alternatives.

I invite you to read the following pages of this report where we discuss developments that are currently underway at our operating units, all of which are focused on strengthening our position in the markets that we serve.

I thank all of our employees for their wonderful efforts and our Directors for their wise counsel and support. Their commitment was pivotal in helping the company to achieve another record year and ultimately our principal goal-that of enhancing shareholder value.

/s/ Leonard F. Leganza
----------------------
Leonard F. Leganza
President and Chief Executive Officer
                            PAGE 2 OF ANNUAL REPORT

Why has The Eastern Company started to report its products by groups?

New SEC Rules on segment reporting require that we do this. We also believe this policy will help our shareholders and the investment community better understand the financial dynamics of our business. All three of our product groups have specific expertise, but manufacturing and marketing are still the common threads that relate to all three groups.


On several occasions you have written about Eastern's plans for acquisitions and other strategic alliances. Why is this important to The Eastern Company?

In the past two years our internal sales growth has increased only moderately while our earnings growth has increased significantly. We anticipate this internal growth will continue in the future. We believe, however, that we would position ourselves for more meaningful expansion by making well thought out acquisitions.


Have you actually looked into any acquisitions or strategic alliances?

Yes, on an ongoing basis we continue to explore opportunities in various allied markets to determine if they would be compatible with Eastern's current operations. This procedure requires a substantial amount of investigation and firm discipline in order to conform to our stringent acquisition criteria. These standards mandate that we only pursue opportunities that extend our reach into related areas, further strengthen our product portfolio or enhance our manufacturing capabilities. Although we do not shy away from exposure to new business involvements, we try to consider only ventures that are beneficial to our shareholders from the onset.


What are your thoughts on how Eastern's stock performed in 1998?

Our stock performed well in 1998, having gained 28.5%. This compares to a 16.1% gain for the Dow Jones Industrial Average and a 3.45% loss for the Russell 2000 Index of small companies. Nevertheless, Eastern's top priority is to grow the business and to ensure long-term success rather than focus on short-term stock gains.


In what specific areas do you foresee growth in Eastern's product lines?

All of our groups are committed to developing products for new and interesting markets, although we believe the Industrial Hardware Group's line of industrial and vehicular hardware has the greatest potential.
                            PAGE 3 OF ANNUAL REPORT

                              Industrial hardware
                            THE EASTERN COMPANY 1998

What new markets does the Eberhard division anticipate entering in 1999?

The majority of our targeted markets reflect the customers' ever-changing demand for new and better products. Eberhard has designed new locking devices for automotive and truck accessories, fire and rescue vehicles, medical support equipment, and for marine and commercial food processing markets. Some will utilize modifications of our existing locks and latches; others will require us to provide new and innovative designs. Eberhard's diverse product lines are also used in unique applications including latches for removable car tops on sports cars, furniture recliners retail store displays and industrial health care equipment.
                            PAGE 4 OF ANNUAL REPORT

What kinds of security hardware does the Industrial Hardware Group manufacture and what markets do they serve?

Eberhard designs and manufactures product lines which serve the needs of many diverse markets. One of the lines is locking bars and hinges principally for the trailer truck body industry. Another line is vehicular hardware, which consists of a variety of latches, handles and hinges for pickup trucks, and for utility and service type vehicles. In addition, Eberhard produces a wide selection of latching mechanisms, fasteners and other closure devices which are used to secure the doors and access panels on various types of industrial equipment such as metal enclosures, machinery housings, and electronic instrumentation.


How do you account for Eberhard's growth in recent years?

Eberhard has become a leader in the vehicular and industrial hardware markets. Much of this success is due to providing customers with product design and engineering services for new locking and latching applications. These problem solving abilities, along with an expanded quality product line, have led to a growing trust and confidence by Eberhard's customers.
                            PAGE 5 OF ANNUAL REPORT

                                  Custom locks
                            THE EASTERN COMPANY 1998


Are there any new markets or new customers being targeted for your keyed locks in 1999?

Illinois Lock has already targeted several new and interesting markets. This division has substantially increased penetration into the Mexican furniture manufacturing industry by initiating new sales and marketing programs. Another new market has emerged as a result of purchasing certain tooling and production equipment from the Eagle Lock Company, which has enabled us to produce various military-specified brass padlocks for the Defense Department and other government agencies. This transaction expands Illinois Locks business into a new niche market. Illinois Lock has also recently started production on two custom, top-of- the-line Warlocks(TM) for the steering column and ignition lock in the recently introduced Excelsior-Henderson heavyweight cruising motorcycle. Based on the high interest levels for this new cycle, we are optimistic that this will develop into meaningful new business in 1999.


What principal markets does Illinois Lock currently serve with its keyed locks?

There are four market areas where Illinois Lock's presence is strongest. They are the computer industry, gaming industry, businesses that manufacture coin operated machinery and the high-end office furniture and laboratory equipment industry.
                            PAGE 6 OF ANNUAL REPORT

Where do you see growth for your PrestoLock(R) combination padlock?

Our CCL division has expanded its Prestolock business into two new but allied market segments. This has been accomplished by affixing the customers' names and logos on to the faces of the padlocks. Providing this new customized feature affords greater marketing and sales opportunities to sell directly to all segments of the soft luggage industry. The other market segment is a broad range of companies who wish to promote their corporate image via customized product give-aways.


Who are the principal end users of your Sesamee(R) and PrestoLock combination padlocks?

The Sesamee locks are marketed to locksmiths nationwide, and they have an almost unlimited number of end uses. The PrestoLock, a smaller, lighter, and less costly line of padlocks, is used mainly by the growing soft luggage industry.
                            PAGE 7 OF ANNUAL REPORT

                                 Metal products
                            THE EASTERN COMPANY 1998


What products does Frazer & Jones make and what principal markets use these products?

This division manufactures two different product groups. The first group consists of various anchoring devices used in roof support systems throughout the underground mining industry. The second is high volume production of small size castings which serve a variety of industrial markets principally in the construction, electrical and automotive industries. Frazer & Jones manufactures metal products, such as adjustable clamps, pipe fittings and other metal parts, to contract specifications. Each customer then incorporates these parts into their own product line.


For years Frazer & Jones specialized in producing security products for underground coal mines. Will this market be important looking into the future?

The underground mining market remains important to The Eastern Company. In fact, we are still the largest and most efficient producer of expansion bolts for the mining industry. This business still represents a meaningful portion of our overall production.
                            PAGE 8 OF ANNUAL REPORT

Do you anticipate continued growth in produciing castings to meet other customers' specifications?

Yes. There is a definite need by American industries for high quality and efficient metal casting producers like Frazer & Jones. As manufacturers across the nation focus on their core competencies and strive to reduce costs, they are increasingly outsourcing the production of metal castings to independent foundries. We believe this trend reaffirms our optimism for continued demand for these products.
                            PAGE 9 OF ANNUAL REPORT

                              THE EASTERN COMPANY
                              Financial Statements
                          CONSOLIDATED BALANCE SHEETS
                       January 2, 1999 and January 3, 1998




                                                                                               1998               1997
ASSETS
Current Assets
   Cash and cash equivalents                                                            $    4,789,901     $    2,111,289
   Accounts receivable, less allowances of $439,000 in 1998 and $329,000 in 1997             8,572,700          8,725,167
   Inventories:
     Raw materials and component parts                                                       4,902,822          5,502,526
     Work in process                                                                         3,762,179          3,736,500
     Finished goods                                                                          4,113,109          3,175,840
                                                                                             ---------          ---------

                                                                                            12,778,110         12,414,866

   Prepaid expenses and other                                                                1,412,683          1,819,857
   Deferred income taxes                                                                     1,182,300          1,026,700
                                                                                             ---------          ---------
Total Current Assets                                                                        28,735,694         26,097,879


Property, Plant and Equipment
   Land                                                                                        221,854            227,622
   Buildings                                                                                 4,402,340          3,936,441
   Machinery and equipment                                                                  22,716,877         21,270,361
   Accumulated depreciation                                                                (12,307,918)       (11,997,894)
                                                                                           -----------        -----------
                                                                                            15,033,153         13,436,530
Other Assets
   Goodwill, less accumulated amortization of $35,166 in 1998 and $51,411 in 1997                9,945             13,701
   Patents, technology, licenses and trademarks, less accumulated amortization
     of $1,397,648 in 1998 and $1,034,253 in 1997                                            1,704,369          1,989,410
   Prepaid pension cost                                                                      4,567,282          4,217,604
   Other assets                                                                                 21,272             43,037
                                                                                                ------             ------
                                                                                             6,302,868          6,263,752
                                                                                             ---------          ---------
                                                                                        $   50,071,715     $   45,798,161
                                                                                        ==============     ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                                                     $    3,015,259     $    3,499,857
   Accrued compensation                                                                      2,057,235          1,413,418
   Other accrued expenses                                                                    2,469,480          2,662,088
   Short-term borrowings                                                                            --          3,500,000
Current portion of long-term debt                                                               72,878            163,662
                                                                                                ------            -------
Total Current Liabilities                                                                    7,614,852         11,239,025
Deferred income taxes                                                                        2,546,200          2,492,200
Long-term debt                                                                               8,551,512             60,000
Accrued postretirement benefits                                                              2,873,249          2,763,795
Shareholders' Equity
   Voting Preferred Stock, no par value: Authorized and unissued: 1,000,000 shares
   Nonvoting Preferred Stock, no par value: Authorized and unissued: 1,000,000 shares
   Common Stock, no par value:
     Authorized: 25,000,000 shares
     Issued: 2,421,775 shares in 1998 and 2,593,089 shares in 1997;
       excluding shares held in treasury of 1,048,477 in 1998 and 831,780 in 1997            1,465,360          6,078,427
   Retained earnings                                                                        28,210,340         24,220,894
   Unearned compensation                                                                      (359,531)          (492,969)
   Accumulated other comprehensive loss - currency translation                                (830,267)          (563,211)
                                                                                            ----------         ----------
Total Shareholders' Equity                                                                  28,485,902         29,243,141
                                                                                            ----------         ----------
                                                                                        $   50,071,715     $   45,798,161
                                                                                        ==============     ==============
See notes to consolidated financial statements.

                            PAGE 10 OF ANNUAL REPORT

                              THE EASTERN COMPANY
                              Financial Statements
                       CONSOLIDATED STATEMENTS OF INCOME
   Fiscal Years Ended January 2, 1999, January 3, 1998 and December 28, 1996



                                          1998                1997                1996
Net sales                            $  70,749,529      $   67,331,422      $   57,853,669
Other income                               181,466             139,116              88,191
                                           -------             -------              ------
                                        70,930,995          67,470,538          57,941,860
Costs and expenses
   Cost of products sold                49,469,844          48,779,527          45,173,447
   Selling and administrative           12,188,613          12,586,893          11,025,975
   Interest                                549,071             296,592             215,426
                                           -------             -------             -------
                                        62,207,528          61,663,012          56,414,848
                                        ----------          ----------          ----------

Income before income taxes               8,723,467           5,807,526           1,527,012
Income taxes                             3,280,280           2,084,996             647,195
                                         ---------           ---------             -------
Net income                           $   5,443,187      $    3,722,530      $      879,817
                                     =============      ==============      ==============
Earnings per share

   Basic                                 $  2.24             $  1.40              $  .33
                                         =======             =======              ======

   Diluted                               $  2.15             $  1.38              $  .32
                                         =======             =======              ======

See notes to consolidated financial statements.


                              THE EASTERN COMPANY
                              Financial Statements
                           CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME
   Fiscal Years Ended January 2, 1999, January 3, 1998 and December 28, 1996




                                                             1998                1997                1996
Net income                                              $   5,443,187      $    3,722,530      $      879,817
Other comprehensive loss - Currency translation              (267,056)            (80,148)           (144,602)
                                                             --------             -------            --------
Comprehensive income                                    $   5,176,131      $    3,642,382      $      735,215
                                                        =============      ==============      ==============

See notes to consolidated financial statements.

                            PAGE 11 OF ANNUAL REPORT

                              THE EASTERN COMPANY
                              Financial Statements
                           CONSOLIDATED STATEMENTS OF
                              SHAREHOLDERS' EQUITY
   Fiscal Years Ended January 2, 1999, January 3, 1998 and December 28, 1996



                                                                                                             Accumulated
                                                                                                                Other
                                                                                                            Comprehensive
                                                        Common           Retained          Unearned        Loss - Currency
                                                        Stock            Earnings        Compensation        Translation

Balances at December 30, 1995                       $   8,017,738     $  22,127,407               --     $    (338,461)
   Net income                                                  --           879,817               --                --
   Cash dividends declared, $.46 per share                     --        (1,241,331)              --                --
   Issuance of 3,000 shares of Common Stock
     upon the exercise of stock options                    28,125                --               --                --
   Issuance of 1,930 shares of Common Stock
     for director fees                                     25,813                --               --                --
Issuance of 15,000 shares of Common Stock
     for restricted stock awards                          200,938                --         (200,938)               --
   Currency translation adjustment                             --                --               --          (144,602)
                                                       ----------        ----------         ---------         --------

Balances at December 28, 1996                           8,272,614        21,765,893         (200,938)         (483,063)
   Net income                                                  --         3,722,530               --                --
   Cash dividends declared, $.475 per share                    --        (1,267,529)              --                --
Purchase of 220,793 shares of Common Stock
     for treasury                                      (3,421,825)               --               --                --
Issuance of 70,293 shares of Common Stock
     upon the exercise of stock options                   721,656                --               --                --
   Issuance of 4,875 shares of Common Stock
     for director fees                                     75,201                --               --                --
Issuance of 22,500 shares of Common Stock
     for restricted stock awards                          405,469                --         (405,469)               --
   7,500 shares of Common Stock earned
     under restricted stock award program                  25,312                --          113,438                --
   Currency translation adjustment                             --                --               --           (80,148)
                                                       ----------        ----------         ---------         --------
Balances at January 3, 1998                             6,078,427        24,220,894         (492,969)         (563,211)
   Net income                                                  --         5,443,187               --                --
   Cash dividends declared, $.58 per share                     --        (1,429,474)              --                --
   Redemption of stock rights                                  --           (24,267)              --                --
   Purchase of 216,697 shares of Common Stock
     for treasury                                      (5,455,231)               --               --                --
Issuance of 39,250 shares of Common Stock
     upon the exercise of stock options                   570,591                --               --                --
   Issuance of 3,633 shares of Common Stock
     for director fees                                     85,817                --               --                --
   Issuance of 2,500 shares of Common Stock
     for restricted stock awards                           55,937                --          (55,937)               --
   12,500 shares of Common Stock earned
     under restricted stock award program                 129,819                --          189,375                --
   Currency translation adjustment                             --                --               --          (267,056)
                                                       ----------        ----------         ---------         --------
Balances at January 2, 1999                         $   1,465,360     $  28,210,340    $    (359,531)    $    (830,267)
                                                    =============     =============    =============     =============

See notes to consolidated financial statements.
                            PAGE 12 OF ANNUAL REPORT
                                      -57-

                              THE EASTERN COMPANY
                              Financial Statements
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
   Fiscal Years Ended January 2, 1999, January 3, 1998 and December 28, 1996




                                                                 1998                1997               1996
Operating Activities
Net income                                                  $   5,443,187      $    3,722,530      $     879,817
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                              2,911,850           2,978,250          2,952,876
     (Gain) loss on sales of equipment and other assets           (86,872)             (4,618)             9,780
     Provision for doubtful accounts                              136,304             370,755            251,881
     Deferred income taxes                                       (101,600)           (106,300)            32,500
     Issuance of Common Stock for directors' fees                  85,817              75,201             25,813
     Compensation related to earned contingent
       shares of Common Stock                                     319,194             138,750                 --
     Changes in operating assets and liabilities:
       Accounts receivable                                        375,957          (2,181,557)           534,741
       Inventories                                               (548,041)         (1,612,166)           882,531
       Prepaid expenses and other                                 (28,788)           (358,019)          (159,412)
       Prepaid pension cost                                      (349,677)           (200,206)          (948,332)
       Other assets                                               (69,144)           (313,827)        (1,178,406)
       Accounts payable                                          (460,777)          1,557,083           (854,183)
       Accrued compensation                                       649,745             576,064            (47,719)
       Other accrued expenses                                     (26,104)          1,546,392             88,706
                                                                  -------           ---------             ------
Net cash provided by operating activities                       8,251,051           6,188,332          2,470,593

Investing Activities
Purchases of property, plant and equipment                     (4,396,641)         (2,230,113)        (2,915,041)
Proceeds from sales of equipment and other assets                 301,996              54,497             13,600
                                                                  -------              ------             ------
Net cash used by investing activities                          (4,094,645)         (2,175,616)        (2,901,441)

Financing Activities
Proceeds from line of credit                                    5,000,000           2,000,000          2,500,000
Payments on line of credit                                             --          (2,000,000)                --
Proceeds from issuance of long-term debt                           67,120                  --                 --
Principal payments on long-term debt                             (159,114)           (116,831)          (102,373)
Proceeds from sales of Common Stock                               570,591             721,656             28,125
Purchases of Common Stock for treasury                         (5,455,231)         (3,421,825)                --
Redemption of stock rights                                        (24,267)                 --                 --
Dividends paid                                                 (1,429,474)         (1,267,529)        (1,241,331)
                                                               ----------          ----------         ----------
Net cash (used) provided by financing activities               (1,430,375)         (4,084,529)         1,184,421

Effect of exchange rate changes on cash                     $     (47,419)     $      (85,929)     $      (5,903)
                                                            -------------      --------------      -------------
Net increase (decrease) in cash and cash equivalents            2,678,612            (157,742)           747,670

Cash and cash equivalents at beginning of year                  2,111,289           2,269,031          1,521,361
                                                                ---------           ---------          ---------
Cash and cash equivalents at end of year                    $   4,789,901      $    2,111,289      $   2,269,031
                                                            =============      ==============      =============


See notes to consolidated financial statements.
                            PAGE 13 OF ANNUAL REPORT

                              THE EASTERN COMPANY
                              Financial Statements
                             NOTES OF CONSOLIDATED
                              FINANCIAL STATEMENTS
             January 2, 1999, January 3, 1998 and December 28, 1996


1. OPERATIONS
The operations of The Eastern Company (the Company) consist of three business segments. The Industrial Hardware Group produces latching devices for use on industrial equipment and instrumentation as well as a broad line of proprietary hardware designed for truck bodies and other vehicular type equipment. The
Custom Locks Group manufactures and markets a broad range of locks for traditional general purpose security applications. This segment also produces specialized locks for firearms, soft luggage, coin-operated vending and gaming equipment and electric and computer peripheral components. The Metal Products Group consists of a foundry which produces anchoring devices used in supporting the roofs of underground coal mines. This segment also manufactures specialty products which serve the construction, automotive and electrical industries. Sales are made to customers primarily in North America. Revenue from sales transactions is recognized at the point of shipment. Ongoing credit evaluations are made of customers for which collateral is generally not required. Allowances for credit losses are provided; such losses have been within management's expectations.

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

Foreign Currency Translation
For foreign operations, balance sheet accounts are translated at the current year-end exchange rate; income statement accounts are translated at the average exchange rate for the year. Resulting translation adjustments are made directly to a separate component of shareholders' equity--"Accumulated other comprehensive loss-currency translation". Foreign currency exchange gains and losses are not material in any year.

Cash Equivalents
Highly liquid investments purchased with a maturity of three months or less are considered cash equivalents.

Inventories
Inventories are valued generally at the lower of cost, determined by the last-in, first-out (LIFO) method, or market. Current cost exceeded the LIFO carrying value by approximately $2,769,000 at January 2, 1999 and $2,854,000 at January 3, 1998.

Property, Plant and Equipment and Related Depreciation
Property, plant and equipment are stated on the basis of cost. Depreciation ($2,539,547 in 1998, $2,597,806 in 1997 and $2,688,305 in 1996) is computed generally using the straight-line method based on the estimated useful lives of the assets.

Intangibles
Patents are amortized using the straight-line method over the lives of the patents. Technology and licenses are generally amortized on a straight-line basis over periods ranging from five to 17 years. Goodwill is being amortized over periods ranging from five to 20 years.

Impairment of Long-Lived Assets
In the event that facts and circumstances indicate that the carrying value of long-lived assets, including intangible assets, may be impaired, an evaluation is performed to determine if a write-down is required. No events or changes in circumstances have occurred that indicate that the carrying amount of long-lived assets held and used may not be recovered.
                            PAGE 14 OF ANNUAL REPORT

Product Development Costs
Product development costs, charged to expense as incurred, were $131,857 in 1998, $84,290 in 1997 and $142,358 in 1996.

Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs were $421,018 in 1998, $442,965 in 1997 and $597,877 in 1996.

Earnings Per Share
The denominators used in the earnings per share computations follow:

                                                        1998             1997              1996
Basic:
Weighted average shares outstanding                  2,450,240         2,688,181         2,713,191
Contingent shares outstanding                          (20,000)          (30,000)          (15,000)
                                                       -------           -------           -------
Denominator for basic earnings per share             2,430,240         2,658,181         2,698,191
                                                     =========         =========         =========
Diluted:
Weighted average shares outstanding                  2,450,240         2,688,181         2,713,191
Contingent shares outstanding                          (20,000)          (30,000)          (15,000)
Dilutive stock options                                 102,628            39,820            35,381
                                                       -------            ------            ------
Denominator for diluted earnings per share           2,532,868         2,698,001         2,733,572
                                                     =========         =========         =========


Retirement Benefit Plans
The Company maintains defined benefit pension plans and a defined contribution plan. In addition, the Company also provides postretirement health care benefits to eligible individuals. During 1998, the Company adopted Financial Accounting Standards Board (FASB) Number (No.) 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. This statement amends FASB Statements No. 87, 88, and 106 and revises employers' disclosures about pension and other postretirement benefit plans. Refer to Note 9 for the resulting disclosure changes.

3. CONTINGENCIES
In 1996, the United States Court of Appeals reversed a 1995 District Court ruling relating to environmental remediation complaints against the Company and other potentially responsible parties. The contingency for these environmental complaints was substantially resolved during 1998. The aggregate provision for losses related to these and other contingencies arising in the ordinary course of business was not material to operating results for either 1998 or 1997. The aggregate liability for all contingencies is approximately $450,000 and $1,200,000 as of January 2, 1999 and January 3, 1998, respectively, and is included in current liabilities under the caption, "Other accrued expenses". Although possible, no significant change in these estimated liabilities is contemplated.

4. DEBT
                                                                                       1998               1997
Debt consists of:
   Note  payable  with  interest  at the  LIBOR  rate  plus one and  thirty-five hundredths  percentage  points and  payable in  quarterly  installments  of
     $425,000
     commencing January 1, 2001                                                   $   8,500,000       $        --
   Other                                                                                124,390           223,662
                                                                                        -------           -------
                                                                                      8,624,390           223,662
Less current portion                                                                     72,878           163,662
                                                                                         ------           -------
                                                                                  $   8,551,512       $    60,000
                                                                                  =============       ===========
Interest paid was $485,621 in 1998, $248,314 in 1997 and $174,325 in 1996.

In 1998, the Company refinanced $8,500,000 of short-term debt on a long-term basis under a loan agreement (the Loan Agreement) with a bank. Under the covenants of the Loan Agreement the Company is, among other things, prohibited from disposing of substantially all its assets and is required to maintain certain financial ratios. The Loan Agreement also provides for a line of credit of $5,000,000 with a quarterly commitment fee of 1/8% on the unused portion. The line of credit expires July 1, 2001 but may be renewed annually thereafter. Interest on amounts borrowed under the line of credit bear interest at either the "base rate", as defined or LIBOR plus 1 1/44 percentage points. There were no borrowings under the line of credit portion of the Loan Agreement as of January 2, 1999.

                            PAGE 15 OF ANNUAL REPORT

The Company has an agreement to borrow approximately $2,000,000 to finance future building construction and specific equipment acquisitions. The related note will be payable in equal monthly installments over ten years with interest at 4.99% and will be collateralized by a security interest in the equipment referred to above and a $900,000 letter of credit. The Company expects to close on this financing arrangement in the first quarter of 1999.

In connection with the Company's cash management program, compensating balances (approximately $440,000 as of January 2, 1999) are required to be maintained.

5. STOCK RIGHTS
During 1998, the Company redeemed stock rights previously granted under its 1991 program for cash of $24,267 ($.01 per right). Concurrently therewith, it adopted a new shareholder rights plan. At January 2, 1999 there were
2,421,775 stock rights outstanding under the new plan. Each right may be exercised to purchase one share of the Company's Common Stock at an exercise price of $120, subject to adjustment to prevent dilution.

The rights generally become exercisable ten days after an individual or group acquires 10% of the Company's outstanding common shares or after commencement or announcement of an offer for 10% or more of the Company's Common Stock. The stock rights, which do not have voting privileges, expire on July 22, 2008, and may be redeemed by the Company at a price of $.01 per right at any time prior to their expiration. In the event that the Company were acquired in a merger or other business combination transaction, provision shall be made so that each holder of a right shall have the right to receive, upon exercise thereof at the then current exercise price, that number of shares of common stock of the surviving company which at the time of such transaction would have a market value of two times the exercise price of the right.

6. STOCK OPTIONS AND AWARDS
The Company has four incentive stock option plans for officers, other key employees, and nonemployee directors: 1983, 1989, 1995, and 1997. Under the 1983, 1989, and 1995 plans, options may be granted to the participants to purchase shares of Common Stock at prices not less than 100% of the fair market value of the stock on the dates the options are granted. Restricted stock awards may also be granted to participants under the 1995 plan with restrictions determined by the Incentive Compensation Committee of the Company's Board of Directors. Under the 1997 plan, options may be granted to the participants to purchase shares of Common Stock at prices determined by the Compensation Committee of the Company's Board of Directors. All options under the 1997 plan were granted at prices equal to the fair market value of the stock on those dates.

At January 2, 1999, 12,500 shares of the Company's unissued Common Stock were reserved for options under its 1983 Incentive Stock Option Plan. Changes in stock options under this plan follow:

                                               1998                          1997                         1996
                                               ----                          ----                         ----
                                                   Weighted                      Weighted                      Weighted
                                                    Average                       Average                       Average
                                                   Exercise                      Exercise                      Exercise
                                       Options       Price          Options        Price          Options       Price
                                       -------       -----          -------        -----          -------       -----

Outstanding, beginning of year           22,500      $9.375           29,640      $9.34            40,590       $9.27
Exercised                               (10,000)     $9.375           (7,140)     $9.25                --          --
Forfeited                                    --          --               --         --           (10,950)      $9.08
                                        -------                       ------                      -------

Outstanding, end of year                 12,500      $9.375           22,500      $9.375           29,640       $9.34
                                         ======                       ======                       ======
Exercisable, end of year:
   At $9.08                                  --                           --                        3,000
At $9.375                                12,500                       22,500                       26,640

                            PAGE 16 OF ANNUAL REPORT

At January 2, 1999, 100,400 shares of the Company's unissued Common Stock were reserved for options under its 1989 Incentive Stock Option Plan. Changes in stock options under this plan follow:

                                                1998                         1997                         1996
                                                ----                         ----                         ----
                                                    Weighted                     Weighted                     Weighted
                                                     Average                      Average                      Average
                                                    Exercise                     Exercise                     Exercise
                                        Options       Price         Options        Price          Options      Price
                                        -------       -----         -------        -----          -------      -----
Outstanding, beginning of year           93,050      $12.19          121,203      $10.00          124,203      $  9.99
Granted                                   4,761      $21.00           35,000      $16.16               --           --
Exercised                               (14,250)     $10.66          (63,153)     $10.19           (3,000)     $  9.375
                                        -------                      -------                       ------
Outstanding, end of year                 83,561      $12.95           93,050      $12.19          121,203      $ 10.00
                                         ======                       ======                      =======
Exercisable, end of year:
   At $9.08                              31,550                       31,550                       33,750
   At $9.375                              7,000                       10,000                       53,703
   At $11.00                                 --                       11,250                       11,250
   At $12.25                              5,250                        5,250                       11,250
   At $12.50                                 --                           --                       11,250
   At $14.875                            20,000                       20,000                           --
   At $17.875                            15,000                       15,000                           --
   At $21.00                              4,761                           --                           --

At January 2, 1999, 230,000 shares of the Company's unissued Common Stock were reserved for options and awards under its 1995 Incentive Stock Option Plan. Changes in stock options and restricted stock awards under this plan follow:

                                                       Stock Options
                                           1998                      1997
                                           ----                      ----
                                              Weighted                  Weighted
                                               Average                   Average
                                              Exercise                  Exercise
                                   Options       Price        Options      Price
                                   -------       -----        -------      -----

Outstanding, beginning of year     25,000     $17.875             --          --
Granted                            25,239     $21.00          25,000     $17.875
                                   ------                     ------
Outstanding, end of year           50,239     $19.44          25,000     $17.875
                                   ======                     ======
Exercisable, end of year:
   At $17.875                      25,000                     25,000
   At $21.00                       25,239                         --

                                                                      Stock Awards
                                              1998                       1997                      1996
                                              ----                       ----                      ----

                                                   Weighted                   Weighted                  Weighted
                                                    Average                    Average                   Average
                                                      Value                 Fair Value                Fair Value
                                                  at Date of                 at Date of                at Date of
                                        Awards       Grant        Awards        Grant        Awards       Grant
                                        ------       -----        ------        -----        ------       -----

Outstanding, beginning of year           30,000      $16.43        15,000      $13.40             --         --
Granted                                   2,500      $22.375       22,500      $18.02         15,000     $13.40
Earned                                  (12,500)     $15.15        (7,500)     $15.13             --         --
                                        -------                    ------                     ------
Outstanding, end of year                 20,000      $17.98        30,000      $16.43         15,000     $13.40
                                         ======      ======        ======      ======         ======     ======

                            PAGE 17 OF ANNUAL REPORT

At January 2, 1999, 135,000 shares of the Company's unissued Common Stock were reserved for options under its 1997 Incentive Stock Option Plan.
Changes in stock options under this plan follow:

                                              1998                      1997
                                              ----                      ----
                                                  Weighted                   Weighted
                                                   Average                    Average
                                                  Exercise                   Exercise
                                       Options      Price        Options       Price
                                       -------      -----        -------       -----
Outstanding, beginning of year         90,000      $14.875            --          --
Granted                                50,000      $21.00         90,000     $14.875
Exercised                             (15,000)     $14.875            --          --
                                      -------                     ------

Outstanding, end of year              125,000      $17.33         90,000     $14.875
                                      =======      ======         ======     =======
Exercisable, end of year:
   At $14.875                          75,000                     90,000
   At $21.00                           50,000                         --

Compensation expense for stock options is recognized under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. As such, no expense is recognized if, at the date of grant, the exercise price of the option is at least equal to the fair market value of the Company's Common Stock. Compensation expense for restricted stock awards granted is recognized when earned based on the achievement of targeted annual operating results through December 31, 2000. Compensation expense related to stock awards of $319,194 in 1998 and $138,750 in 1997 was required to be recognized.

If stock options were accounted for using the fair value method under FASB Statement No. 123, Accounting for Stock Based Compensation, net income, basic earnings per share and diluted earnings per share would have been $5,247,825, $2.16, and $2.07, respectively in 1998 and $3,454,430, $1.30, and $1.28, respectively in 1997. In connection therewith, fair value was estimated using the "Black Scholes" method referred to in FASB Statement No. 123 with the following weighted-average assumptions:


                                                  1998            1997

           Risk free interest rate                4.65%           5.62%
           Expected volatility                    0.223           0.164
           Expected option life                   5 years         5 years
           Weighted-average dividend yield        2.9%            3.34%


7. INCOME TAXES
Deferred income taxes are provided on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and those for income tax reporting purposes. Deferred income tax liabilities (assets) relate to:

                                                     1998                1997              1996
   Property, plant and equipment               $   2,105,100       $   2,054,700      $  1,949,000
   Pension accruals                                1,781,100           1,640,600         1,571,300
   Other                                              56,600             275,100           129,800
                                                      ------             -------           -------
     Total deferred income tax liabilities         3,942,800           3,970,400         3,650,100
   Other postretirement benefits                  (1,120,600)         (1,075,100)       (1,099,700)
   Inventories                                      (422,900)           (288,800)         (291,000)
   Allowance for doubtful accounts                  (160,800)           (120,000)         (179,600)
   Accrued compensation                             (364,700)           (304,700)         (271,700)
   Accrual for contingencies                        (112,500)           (408,500)               --
   Other                                            (397,400)           (307,800)         (236,300)
                                                    --------            --------          --------
     Total deferred income tax assets             (2,578,900)         (2,504,900)       (2,078,300)
                                                  ----------          ----------        ----------
   Net deferred income tax liabilities         $   1,363,900       $   1,465,500      $  1,571,800
                                               =============       =============      ============

                            PAGE 18 OF ANNUAL REPORT

Income before income taxes consists of:

                                                     1998                1997              1996
   Domestic                                    $   7,520,617       $   5,107,701      $  1,476,346
   Foreign                                         1,202,850             699,825            50,666
                                                   ---------             -------            ------
                                               $   8,723,467       $   5,807,526      $  1,527,012
                                               =============       =============      ============

Income taxes follow:
                                                     1998                1997              1996
   Current:
     Federal                                   $   2,526,414       $   1,749,800      $    525,000
     Foreign                                         411,166             170,966            35,795
     State                                           444,300             270,500            53,900
   Deferred                                         (101,600)           (106,300)           32,500
                                                    --------            --------            ------
                                               $   3,280,280       $   2,084,996      $    647,195
                                               =============       =============      ============

A reconciliation of income taxes computed using the U.S. federal statutory rate to those reflected in operations follows:

                                                          1998                        1997                      1996
                                                  Amount      Percent         Amount       Percent       Amount      Percent
Income taxes using
   U.S. federal statutory rate                $   2,966,000     34%        $  1,974,600      34%        $  519,200      34%
State income taxes, net of federal benefit          286,600      3              166,100       3             31,700       2
U.S. tax on foreign income                         (203,400)    (2)             (66,900)     (1)            39,100       2
Other- net                                          231,080      3               11,196      --             57,195       4
                                                    -------      -               ------                     ------       -
                                              $   3,280,280     38%        $  2,084,996      36%        $  647,195      42%
                                              =============     ==         ============      ==         ==========      ==

Total income taxes paid were $2,911,595 in 1998, $1,872,699 in 1997 and $476,441 in 1996.

United States income taxes have not been provided on the undistributed earnings of foreign subsidiaries ($2,496,776 at January 2, 1999) because such earnings are intended to be reinvested abroad indefinitely or repatriated only when substantially free of such taxes.

8. LEASES
The Company leases certain equipment and buildings under operating lease arrangements. Certain leases contain renewal options for periods ranging from one to ten years.

Future minimum payments under operating leases with initial or remaining terms in excess of one year during each of the next five years follow:



            1999              $    298,150
            2000                   298,345
            2001                   298,540
            2002                   298,735
            2003                   298,930
            ----                   -------
                              $  1,492,700
                              ============


Rent expense for all operating leases was $290,892 in 1998, $288,178 in 1997 and $274,066 in 1996.

9. RETIREMENT BENEFIT PLANS
The Company has noncontributory defined benefit pension plans covering most U.S. employees. Plan benefits are generally based upon age at retirement, years of service and, for its salaried plan, the level of compensation. The Company also sponsors unfunded nonqualified supplemental retirement plans that provide certain officers with benefits in excess of limits imposed by federal tax law. U.S. salaried employees and most employees of the Company's Canadian subsidiary are covered by defined contribution plans.

The Company also provides health care and life insurance for substantially all retired salaried employees in the United States.

                            PAGE 19 OF ANNUAL REPORT

Significant disclosures relating to these benefit plans follow:

                                                       Pension Benefits                  Postretirement Benefits
                                                    1998              1997               1998               1997
                                                    ----              ----               ----               ----
   Change in Benefit Obligation
Benefit obligation at beginning of year        $  (25,004,296)   $   (24,072,918)   $    (2,829,786)   $   (2,720,603)
   Change due to availability of final
     actual assets and census data                     13,568           (195,062)            90,422                --
   Plan amendment (a)                                (853,130)                --                 --                --
   Service cost                                      (707,063)          (601,528)           (89,536)         (103,449)
   Interest cost                                   (1,860,284)        (1,727,087)          (202,790)         (196,877)
   Actuarial (loss) gain                           (3,091,609)          (170,525)           368,756                --
   Benefits paid                                    1,941,339          1,762,824             69,432           191,143
                                                    ---------          ---------             ------           -------
Benefit obligation at end of year              $  (29,561,475)   $   (25,004,296)   $    (2,593,502)   $   (2,829,786)
                                               ==============    ===============    ===============    ==============

   Change in Plan Assets
Fair value of plan assets at beginning
   of year                                     $   32,528,335    $    29,333,576    $       819,179    $      726,134
   Change due to availability of final
     actual assets and census data                         --             93,797            (66,215)           (9,638)
   Actual return on plan assets                     3,631,711          4,863,786             67,405            66,130
   Employer contributions                                  --                 --                 --            36,553
   Benefits paid                                   (1,941,339)        (1,762,824)            (8,030)               --
                                                   ----------         ----------             ------        ----------
Fair value of plan assets at end of year       $   34,218,707    $    32,528,335    $       812,339    $      819,179
                                               ==============    ===============    ===============    ==============

Funded status - over (under)                        4,657,232          7,524,039         (1,781,163)       (2,010,607)
Unrecognized prior service cost                       979,865            252,363           (185,589)         (206,678)
Unrecognized net actuarial loss (gain)                476,975         (1,668,875)          (906,497)         (546,610)
Unrecognized net asset at transition               (1,546,790)        (1,889,923)                --                --
                                                   ----------         ----------         ----------        ----------
Prepaid (accrued) benefit costs                $    4,567,282    $     4,217,604    $    (2,873,249)   $   (2,763,895)
                                               ==============    ===============    ===============    ==============

(a) A plan was amended to increase benefits for specified retired participants.

All of the plans' assets at January 2, 1999 and January 3, 1998 are invested in listed stocks and bonds and pooled investment funds, including 287,250 shares of the Common Stock of the Company having a market value of $7,288,969 and $5,673,188 at those dates, respectively. Dividends received during 1998 and 1997 on the Common Stock of the Company were $166,603 and $136,444, respectively.

                                                                Pension Benefits
                                                     1998             1997            1996
   Assumptions
Discount rate                                        7.0%              7.5%            7.5%
Expected return on plan assets                       9.0%              8.5%            8.5%
Rate of compensation increase                        4.25%             4.25%           4.25%
   Components of Net Benefit Income
Service cost                                   $   707,063     $   601,528      $   611,268
Interest cost                                    1,860,284       1,735,777        1,681,527
Actual return on plan assets                    (3,614,036)     (4,863,796)      (2,331,708)
Net amortization and deferral                      801,806       2,326,279          (91,356)
Defined contribution plans expense                 125,399          61,128           54,877
                                                   -------          ------           ------
Net benefit income                             $  (119,484)    $  (139,084)     $   (75,392)
                                               ============    ============     ============

                            PAGE 20 OF ANNUAL REPORT


                                                                 Postretirement Benefits
                                                      1998              1997               1996
   Assumptions
Discount rate                                         7%                7.5%               7.5%
Expected return on plan assets                        9%                 9%                 9%
   Components of Net Benefit Cost
Service cost                                    $      89,536     $      103,449     $      92,583
Interest cost                                         202,790            196,877           211,415
Actual return on plan assets                          (67,405)           (66,130)          (58,683)
Net amortization and deferral                         (54,065)           (55,395)          (21,089)
                                                      -------            -------           -------
Net benefit cost                                $     170,856     $      178,801     $     224,226
                                                =============     ==============     =============

For measurement purposes relating to the postretirement benefit plan, the life insurance cost trend rate is 1%. The health care cost trend rate for participants retiring after January 1, 1991 is nil; no increase in that rate is expected because of caps placed on benefits. The health care cost trend rate for participants who retired prior to January 1, 1991 is also nil; that rate is expected to increase to 4.5% in the year 2000. A one-percentage-point change in assumed health care cost trend rates would have the following effects on the postretirement benefit plan:

                                                                   1-Percentage Point
                                                               Increase           Decrease

Effect on total of service and interest cost components      $     34,231      $    (27,318)
Effect on postretirement benefit obligation                  $    245,969      $   (204,120)

10. FINANCIAL INSTRUMENTS
The carrying values of financial instruments (cash and cash equivalents, accounts receivable, accounts payable, and debt) as of January 2, 1999 and January 3, 1998 approximate fair value. Fair value was based on expected cash flows and current market conditions.

11. REPORTABLE SEGMENTS
The accounting policies of the segments are substantially the same as those described in Note 2. Operating profit is total revenue less operating expenses, excluding interest and general corporate expenses. Intersegment revenue, which is eliminated, is recorded on the same basis as sales to unaffiliated customers. Identifiable assets by reportable segment consist of those directly identified with the segment's operations. Corporate assets consist primarily of cash and cash equivalents, notes and other investments.

                                                  1998              1997               1996
Revenue:
   Sales to unaffiliated customers:
     Industrial Hardware                   $   25,376,277    $    21,932,971    $    20,509,880
     Custom Locks                              22,988,887         23,053,175         19,180,972
     Metal Products                            22,384,365         22,345,276         18,162,817
                                               ----------         ----------         ----------
                                               70,749,529         67,331,422         57,853,669
   General corporate                              181,466            139,116             88,191
                                                  -------            -------             ------
                                           $   70,930,995     $   67,470,538    $    57,941,860
                                           ==============     ==============    ===============

                            PAGE 21 OF ANNUAL REPORT

                                                1998              1997               1996
Intersegment Revenue:
     Industrial Hardware                   $      217,981    $       134,512    $        75,075
     Custom Locks                                 262,642            407,497            272,010
     Metal Products                                   --                 --                 --
                                                ---------          ---------          ---------
                                           $      480,623    $       542,009    $       347,085
                                           ==============    ===============    ===============

Income Before Income Taxes:
     Industrial Hardware                   $    3,644,711    $     3,159,121    $     2,012,975
     Custom Locks                               3,435,259          2,976,220          1,593,522
     Metal Products                             3,462,808          3,099,724            542,493
                                                ---------          ---------            -------
       Operating Profit                        10,542,778          9,235,065          4,148,990
     General corporate expenses                (1,270,240)        (3,130,947)        (2,406,552)
     Interest expense                            (549,071)          (296,592)          (215,426)
                                                 --------           --------           --------
                                           $    8,723,467    $     5,807,526    $     1,527,012
                                           ===============   ===============    ===============

Geographic Information:
   Net Sales:
     United States                         $   63,505,315    $    60,570,871    $    52,420,026
     Foreign                                    7,244,214          6,760,551          5,433,643
                                                ---------          ---------          ---------
                                           $   70,749,529    $    67,331,422    $    57,853,669
                                           ==============    ===============    ===============

   Identifiable Assets:
     United States                         $   45,340,817    $    41,248,231    $    38,708,553
     Foreign                                    4,730,898          4,549,930          3,783,681
                                                ---------          ---------          ---------
                                           $   50,071,715    $    45,798,161    $    42,492,234
                                           ==============    ===============    ===============
Identifiable Assets:
     Industrial Hardware                   $   11,426,221    $    10,782,403    $     9,930,140
     Custom Locks                               8,996,052          9,987,092          8,549,391
     Metal Products                            20,966,751         18,367,646         17,020,385
                                               ----------         ----------         ----------
                                               41,389,024         39,137,141         35,499,916
     General corporate                          8,682,691          6,661,020          6,992,318
                                                ---------          ---------          ---------
                                           $   50,071,715    $    45,798,161    $     42,492,23
                                           ==============    ===============    ===============

Depreciation and Amortization
     Industrial Hardware                   $      632,185    $       710,109    $       738,779
     Custom Locks                                 417,115            444,571            552,656
     Metal Products                             1,837,000          1,805,135          1,642,468
                                                ---------          ---------          ---------
                                                2,886,300          2,959,815          2,933,903
     General corporate                             25,550             18,435             18,973
                                                   ------             ------             ------
                                           $    2,911,850    $     2,978,250    $     2,952,876
                                           ==============    ===============    ===============
Capital Expenditures
     Industrial Hardware                   $      914,486    $       481,512    $       665,854
     Custom Locks                                 366,036            315,246            502,256
     Metal Products                             3,094,435          1,374,172          1,744,335
                                                ---------          ---------          ---------
                                                4,374,957          2,170,930          2,912,445
     Currency translation adjustment               16,640              3,771                922
     General corporate                              5,044             55,412              1,674
                                                    -----             ------              -----
                                           $    4,396,641     $    2,230,113    $     2,915,041
                                           ==============     ==============    ===============

                            PAGE 22 OF ANNUAL REPORT

                          REPORT OF ERNST & YOUNG LLP,
                              INDEPENDENT AUDITORS

BOARD OF DIRECTORS
THE EASTERN COMPANY

We have audited the accompanying consolidated balance sheets of The Eastern Company as of January 2, 1999 and January 3, 1998, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended January 2, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Eastern Company at January 2, 1999 and January 3, 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 2, 1999, in conformity with generally accepted accounting principles.


                                                      /s/ERNST & YOUNG LLP
                                                      --------------------
                                                         ERNST & YOUNG LLP
Hartford, Connecticut
January 25, 1999



                            THE EASTERN COMPANY 1998

                            MANAGEMENT'S DISCUSSION
                      AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



GENERAL
Net income in 1998 of $5.4 million or $2.24 per share (basic) on net sales of $70.7 million was a record achievement for The Eastern Company. Earnings increased 46% over 1997 earnings of $3.7 million or $1.40 per share (basic) on net sales of $67.3 million. The improved earnings performance was the direct result of reduced operating costs and improved product mix. The Company's backlog remains strong having increased to $8.4 million or 13% above the 1997 year-end level.

The fourth quarter of 1998 marked the eighth consecutive quarter of increased earnings to $1.4 million or $.60 per share (basic) on net sales of $17.0 million versus fourth quarter 1997 net income of $1.2 million or $.47 per share (basic) on net sales of $17.8 million.

Gross margin for the fourth quarter of 1998 represented 40% of net sales versus 30% of net sales for the fourth quarter of 1997. Product mix and lower manufacturing costs account for the improvement.

Selling and administrative expenses in the fourth quarter 1998 were up 18% or $617 thousand over the 1997 fourth quarter level of $3.5 million. This increase was primarily the result of incentive compensation achievements based on improved performance.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, the percentage relationship to net sales for each line item presented on the consolidated statements of income.

                                 1998       1997       1996

Net sales                       100.0%     100.0%     100.0%
Cost of products sold            69.9%      72.4%      78.1%
Gross profit                     30.1%      27.6%      21.9%
Selling and administrative       17.2%      18.7%      19.1%
Other income                      0.3%       0.2%       0.2%
Interest expense                  0.8%       0.4%       0.4%
Income before
  income taxes                   12.3%       8.6%       2.6%
Income taxes                      4.6%       3.1%       1.1%
Net income                        7.7%       5.5%       1.5%


                            PAGE 23 OF ANNUAL REPORT

Fiscal 1998 Compared to Fiscal 1997
In 1998, the Company adopted FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement requires companies to group operations to be reported based on how management internally allocates resources and evaluates performance of its business units. Pursuant to that statement, the Company has three business segments. The Industrial Hardware Group includes the Eberhard Manufacturing division, Eberhard Hardware Ltd, and Sesamee Mexicana S.A. de C.V. The Industrial Hardware Group produces latching devices for use on industrial equipment and instrumentation as well as a broad line of proprietary hardware designed for truck bodies and other vehicular equipment. The Custom Locks Group is made up of CCL Security Products division, Illinois Lock division, World Lock Ltd. and World Security Ltd. The Custom Locks Group manufactures and markets a broad range of locks for traditional general purpose security applications. This segment also produces specialized locks for firearms, soft luggage, coin-operated vending and gaming equipment and electric and computer peripheral components. The Metal Products Group is the Frazer & Jones division, a foundry that produces anchoring devices used in supporting the roofs of underground mines. This segment also manufactures specialty products which serve the construction, automotive and electrical industries.

Total net sales for 1998 increased 5% or $3.4 million to $70.7 million from 1997 total net sales of $67.3 million. Volume increased 1%, prices increased 2% and new products increased 2%. The Industrial Hardware Group net sales were up 15% in 1998 as compared to 1997. Increased demand for heavy hardware, required by the tractor trailer industry, was up 17% over 1997. Our Eberhard division also experienced increased sales to the U.S. government and the auto accessories and truck body markets. The Company's Canadian facility, Eberhard Hardware, Ltd., increased its manufacturing capacity in 1998 to accommodate increased business from the Canadian markets. The Company's Mexican operation, which markets industrial hardware, continues to add sales growth.

The Custom Locks Group net sales were comparable to 1997. The sale of locks to the computer industry remained strong in 1998 and is expected to remain strong in 1999. The Illinois Lock division continues to develop new lock applications for the computer industry as existing lock applications are phased out. For 1999, new business is anticipated from a motorcycle manufacturer using Illinois Lock's top-of-the-line Warlock` for locking the ignition and steering column of its motorcycles. The PrestoLocks(R), offered by CCL Security Products, continues to gain market share with the original equipment manufacturers of soft luggage and in the premium / promotional markets, where the customer can have their own company logo or trade mark placed on the lock.

The Metal Products Group sales were comparable to 1997. Sales of expansion shells, for use in securing roofs in underground mines, were down 5% from 1997 due to lower demand. Sales of contract castings were up 8% over 1997. The Frazer and Jones division continues to supplement the decline in the mine roof support business with other products. During the second quarter of 1998 a major foundry competitor went out of business. As a result, new contract casting customers were obtained and additional business is anticipated for 1999.

New products introduced in 1998 included vehicular products designed and produced by the Eberhard Manufacturing division, a new keyed version gun lock for securing firearms offered by the CCL Security Products division and malleable casting products manufactured by the Frazer & Jones division.

Total gross profit for 1998 increased $2.7 million or 15% over 1997 levels. Increased sales, more effective use of our operating facilities and ongoing cost reduction programs resulted in the improved margin.

Total selling and administrative expenses were down $398 thousand or 3% from 1997. This decrease was due to the elimination of one-time costs associated with a proxy contest in 1997 and expenses incurred in 1997 in connection with environmental matters. The elimination of one-time costs incurred in 1997 more than offset the increased incentive compensation costs experienced in 1998, which were directly related to the improved level of profitability.

Interest expense was up $252 thousand or 85% from 1997 due to additional borrowing required for corporate programs.

Earnings before taxes were up $2.9 million or 50% over 1997. Earnings increased across all industry segments. The Industrial Hardware Group experienced a 15% or $486 thousand increase over 1997. The increase was directly attributable to sales volume and reduced material costs. The Custom Locks Group also experienced a 15% or $459 thousand increase over 1997 due to cost reductions and favorable product mix. The Metal Products Group earnings were up 12% or $363 thousand due to more efficient use of the operating facilities. Corporate expenses were down 59% or $1.9 million as the result of lower environmental

                          PAGE 24 OF ANNUAL REPORT
expenses,  lower  retiree  medical  insurance  cost,  a reduction   in legal and
professional expenses and the elimination of the one-time charges incurred in the 1997 proxy contest.

The effective tax rate in 1998 was 38% versus 36% in 1997. The increase in the tax rate in 1998 was directly attributable to higher foreign taxes associated with the repatriation of foreign earnings through a dividend distribution in the fourth quarter of 1998.

Fiscal 1997 Compared to Fiscal 1996
Net sales for 1997 increased 16% or $9.5 million to $67.3 million from 1996 level of $57.9 million. Sales grew across all industry segments. The net sales from the Industrial Hardware Group were up 7% from 1996. The majority of this gain came from a 12% increase in demand for heavy hardware, servicing the tractor trailer industry. A resurgence in this industry continued through 1998. Through aggressive marketing, the Custom Lock Group experienced a surg in the lock business where net sales were up 20% versus the same period a year ago. The majority of the increase came from new lock applications specifically designed for leading computer manufacturers. The Company also experienced an 18% growth in its keyless line of PrestoLock's(R), where focus has been to penetrate the premium/promotional and consumer retail markets. Sale of Gun Bloks(R) doubled over the 1996 level. Net sales for the Metal Products Group were up 23% over 1996. Sales of mine roof expansion shells, for use in securing ceilings in underground coal mines, were up 27%. This was the direct result of a long-term supply agreement entered into with the nation's largest manufacturer of mine roof bolts. Sales of contract castings were up 17% over 1996 as the Company continued to supplement the mine roof support business with alternate products. Gross profit for 1997 increased $5.9 million or 46% from 1996 levels. This increase is the direct result of the increased sales volume and more efficient utilization of production facilities.

Selling and administrative expenses were up $1.6 million or 14% over 1996. This increase was due to selling commissions and incentive compensation which were directly linked to increased sales and profitability, and expenses in connection with environmental matters and other contingent liabilities arising in the ordinary course of business.

Interest expense was up $81 thousand or 38% from 1996 due to additional short-term borrowing during the third quarter of 1997 to help finance the purchase of Common Stock for the treasury, as well as to accommodate additional working capital requirements for our operating units.

Earnings before income taxes increased to $5.8 from the 1996 level of $1.5 million or up 281%. Earnings were up across all industry segments. The Industrial Hardware Group was up $1.1 million or 57% over 1996. The increase was directly attributable to the sale of higher margin new products and reduced material costs. The Custom Locks Group was up $1.4 million or 87% over 1996. Increased sales to the computer industry, cost reductions and favorable product mix account for the increase in profitability over 1996. Gains in the Metal Products Group earnings were $2.6 million over 1996 or a 471% increase. This was all attributable to improved product mix and more efficient use of the operating facilities. Corporate expenses were up 30% or $724 thousand over 1996 due to environmental matters and other contingent liabilities arising in the ordinary course of business.

The effective tax rate in 1997 was 36% versus 42% in 1996. The lower tax rate in 1997 was directly attributable to lower foreign taxes.

LIQUIDITY AND SOURCES OF CAPITAL

                                  1998      1997       1996
                                  ----      ----       ----

Current ratio                      3.8       2.3        2.9
Average days sales in
  accounts receivables              46        47         48
Inventory turnover ratio           3.9       3.9        4.1
Ratio of net working
  capital to net sales           29.9%     22.1%      25.5%
Total debt to market
  capitalization                 14.0%      7.3%      10.7%
Total debt to equity             30.3%     12.7%      13.1%



Cash provided by operating activities in 1998 was $8.3 million as compared to $6.2 million in 1997 and $2.5 million in 1996. Cash generated internally in 1998 was sufficient to fund capital expenditures of $4.4 million and the payment of $1.4 million in dividends. The Company borrowed $5 million to fund the purchase of Common Stock for the treasury during the second quarter of 1998. During the fourth quarter of 1998, the Company refinanced $8.5 million of short-term debt to a seven year term note. Under the agreement quarterly installments of $425 thousand are due beginning January 1, 2001. Interest is payable in 30, 60 and 90 day periods at LIBOR plus 135 basis points. The Loan Agreement also provides for a line of credit of $5,000,000 with a quarterly commitment fee of 1/8% on the unused portion. The line of credit expires
July 1, 2001 but may be renewed annually thereafter. Interest on amounts borrowed under the line of credit bear interest at either the "base rate", as defined or LIBOR plus 125 basis points. There were no borrowings under the line of credit portion of the Loan Agreement as of January 2, 1999.

The Company has a tentative agreement to borrow approximately $2,000,000 tO assist in the financing of an expansion project at the Frazer & Jones manufacturing facility. This project includes adding manufacturing floor space and additional equipment to meet the increased demand for contract casting products. The related note will be payable

                          PAGE 25 OF THE ANNUAL REPORT
in equal monthly installments over ten years with interest at 4.99%. Collateral consists of a security interest in the equipment and an irrevocable letter of credit. The Company expects to close on this financing arrangement in the first quarter of 1999.

The ratio of net working capital to net sales increased to 29.9% in 1998 versus 22.1% in 1997 and 25.5% in 1996. This increase in net working capital is due to the higher cash balance in 1998 and the lower level of short-term debt as compared to 1997. The Company on an ongoing basis monitors the collection of accounts receivable, inventory turnover ratios, cash conversion efficiency factors and the amount and number of days of working capital necessary to maintain sales growth.

Accounts receivable decreased $376 thousand or 4.3% from 1997 levels. This reduction in accounts receivable was the direct result of following-up on accounts. The average day's sales in accounts receivable decreased to 46 days in 1998 as compared to 47 days in 1997 and 48 days in 1996.

Inventories increased in 1998 by $548 thousand or 4% over 1997 while maintaining comparable inventory turnover of approximately 4 times.

Capital expenditures in 1998, 1997 and 1996 were $4.4 million, $2.2 million and $2.9 million respectively. The Company continuously upgrades and replaces existing equipment to expand capacity, improve efficiency and satisfy safety and environmental requirements. During 1998 the Company invested in expansion projects at its Syracuse, N.Y. plant and at its Canadian subsidiary to provide for additional productive capacity. For 1999 capital expenditures are expected to approximate 1999 depreciation of $2.5 million. Capital expenditures in 1999 are expected to be partially financed from the previously mentioned loan and funded from internally generated cash.

The present financial strength of the Company's balance sheet, with a current ratio of 3.8 to 1, will enable the Company to meet its current obligations and continue to grow in 1999 without financial constraints.

The Company's strong financial position, low debt to equity ratio of 30.3%, coupled with its outside borrowing capacity will allow for further growth through potential acquisitions or strategic alliances.

Impact of Inflation and Changing Prices
The impact of inflation on the Company's operations has not been significant, as the Company has been able to adjust its prices to reflect the inflationary impact on the costs of manufacturing its products.

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

OTHER MATTERS
Environmental
In 1996, the United States Court of Appeals reversed a 1995 District Court ruling relating to environmental remediation complaints against the Company and other potentially responsible parties. In 1997, the additional expenses recognized, net of insurance proceeds, were not material to the Company's operating results. In 1998, the Company entered into proposed consent decrees with the State DEP and Federal EPA and paid all claims. The court has approved the proposed consent decrees with the State DEP. The Company is waiting for final approval on the agreement with the Federal EPA currently pending before the United States District Court. All matters relating to claims made by the United States are expected to be resolved during 1999 and are not expected have any material adverse effect on the Company's financial condition, cash flows or results of operations.

Year 2000 Compliance
The Company has completed the assessment phase of its Year 2000 compliance program and is currently completing modifications and testing of its information technology (IT) and other non-IT systems. Estimated costs for Year 2000 compliance are in the range of $150,000 to $200,000 of which approximately $100,000 has been spent through 1998. The Company does not have any direct interfaces with, and is currently reviewing responses from, third party vendors to assess Year 2000 issues. The Company is not aware of any external sources that will have a material impact on its operating results. The Company's goal is to complete its Year 2000 compliance program and have contingency plans in place by the end of the second quarter of 1999 to deal with any risks associated with internal systems and third-party sources. The preceding information is provided under the Year 2000 Information and Readiness Disclosure Act and is deemed to be a Year 2000 disclosure statement.

                          PAGE 26 OF ANNUAL STATEMENT

Market Risk Disclosures
The Company maintains manufacturing facilities in foreign countries which account for approximately 10% of total sales and total assets. The United States operations buy and sell to the foreign affiliated companies and export less than 10% of total sales to non-affiliated companies. This trade activity could be affected by fluctuations in the foreign currency exchange or weak economic conditions. The Company's currency exposure is concentrated in four foreign currencies, Canadian dollar, Mexican peso, New Taiwan dollar and the Hong Kong dollar. With the Company's limited exposure to foreign markets, the currency exchange gains or loses are not material.

The Company's interest rate, under its term loan agreement, is closely tied to the U.S. economy. To minimize significan interest rate exposure, the Company can lock the interest rate on its term note to a fixed rate. A one percentage point change in interest rates will not likely have a material effect on operations.

Forward Looking Statements
This document contains forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's current expectations regarding its future operating performance, plans and expectations in the mining industry, various industries requiring malleable contract castings, firearms accessories markets, industrial hardware markets, tractor trailer industry, electronics industry, gaming and vending industries, computer industry and the various security product markets where the Company markets its products and services. Forward-looking statements involve risks and uncertainties which may cause the Company's actual results in future periods to differ materially from those expressed. These uncertainties and risks include changing customer preferences, lack of success of new products, loss of the Company's customers, competition, potential increases in raw material prices, potential delays or production problems associated with foreign sourcing of parts and products. Also, potential delays or production problems may arise from third party vendors in receiving or shipping of products as it relates to the Year 2000 problem and other factors discussed from time to time in the Company's filings with the Securities and Exchange Commission. The Company is not obligated to update or revise the aforementioned statements for those new developments.


                  QUARTERLY RESULTS OF OPERATIONS (unaudited)

1998                                      First Quarter  Second Quarter    Third Quarter   Fourth Quarter        Year
Net Sales                                  $18,411,956     $17,353,207      $17,995,724      $16,988,642     $70,749,529
Gross Profit                                 4,930,389       4,766,891        4,825,422        6,756,983      21,279,685
Selling and Administrative Expenses          2,924,369       2,562,066        2,576,448        4,125,730      12,188,613
Net Income                                   1,290,097       1,304,509        1,407,304        1,441,277       5,443,187
Net Income Per Share:
       Basic                                     $0.50           $0.55            $0.59            $0.60           $2.24
       Diluted                                   $0.49           $0.52            $0.56            $0.58           $2.15



1997                                      First Quarter  Second Quarter    Third Quarter   Fourth Quarter        Year
Net Sales                                  $15,934,598     $16,919,070      $16,663,855      $17,813,899     $67,331,422
Gross Profit                                 3,984,839       4,454,992        4,696,806        5,415,258      18,551,895
Selling and Administrative Expenses          2,981,969       3,112,386        2,984,304        3,508,234      12,586,893
Net Income                                     614,423         832,940        1,066,997        1,208,170       3,722,530
Net Income Per Share:
       Basic                                     $0.23           $0.30            $0.40            $0.47           $1.40
       Diluted                                   $0.22           $0.30            $0.40            $0.46           $1.38

                            PAGE 27 OF ANNUAL REPORT

                        1998-1994 SUMMARY OF OPERATIONS


INCOME STATEMENT ITEMS (in thousands)               1998           1997+          1996            1995           1994o
Net Sales                                        $70,750        $67,331        $57,854         $59,352        $58,381
Cost of Products Sold                             49,470         48,780         45,173          45,237         44,740
Depreciation and Amortization                      2,912          2,978          2,953           2,628          2,453
Interest Expense                                     549            297            215              72             97
Income Before IncomeTaxes                          8,723          5,808          1,527           4,275          3,865
Income Taxes                                       3,280          2,085            647           1,528          1,428
Income (Loss):
    Continuing Operations                          5,443          3,723            880           2,747          2,437
    Discontinued Operations                           --             --             --            (257)           206
    Net Income                                     5,443          3,723            880           2,490          2,643
Dividends                                          1,429          1,268          1,241           1,276          1,276

BALANCE SHEET ITEMS (in thousands)
                                                    1998           1997+          1996            1995           1994
Inventory                                        $12,778        $12,415        $10,898         $11,793         $9,531
Working Capital                                   21,121         14,859         14,762          17,240         17,834
Plant Assets Net                                  15,033         13,437         13,887          13,686         12,954
Total Assets                                      50,072         45,798         42,492          41,090         41,883
Shareholders' Equity                              28,486         29,243         29,355          29,807         29,843
Capital Expenditures                               4,397          2,230          2,915           3,320          2,850
Long-Term Obligations                              8,552             60            224             340            240

PER SHARE DATA
                                                    1998           1997+          1996            1995            1994o
Basic Earnings (Loss) per Share:
    Income from continuing operations            $  2.24        $  1.40         $  .33         $   .99         $   .88
    Discontinued operations                           --             --             --            (.09)            .07
                                                    ----           ----           ----            ----             ---
    Net income                                   $  2.24        $  1.40         $  .33         $   .90         $   .95
Diluted Earnings (Loss) per Share:
    Income from continuing operations            $  2.15        $  1.38         $  .32         $   .98         $   .86
    Discontinued operations                           --             --             --            (.09)            .07
                                                    ----           ----           ----            ----             ---
    Net income                                   $  2.15        $  1.38         $  .32         $   .89         $   .93
Dividends                                            .58            .475           .46             .46             .46
Shareholders' Equity                               11.72          11.00          10.88           10.75           10.77
Average Shares Outstanding (basic)             2,430,240      2,658,181      2,698,191       2,771,840       2,771,842

+ Fiscal Year 1997 comprised 53  weeks--all other years were 52 weeks
o As reclassified to reflect discontinued operations--Thompson Materials 1994.

                                CORPORATE NOTES

COMMON STOCK MARKET PRICES AND DIVIDENDS
The Company's Common Stock is traded on the American Stock Exchange (ticker symbol EML). High and low stock prices and dividends for the last two years were:

                    1998                              1997
                    ----                              ----
                              Cash                                 Cash
           Sales Price     Dividends         Sales Price        Dividends
Quarter   High      Low     Declared       High       Low        Declared
-------   ----      ---     --------       ----       ---        --------

First    $25 3/8   $18 3/4   $.13          $14        $12 3/8   $.11 1/2
Second    28 1/2    23 7/8    .15           15 1/4     12 1/4    .11 1/2
Third     28 3/8    20 3/16   .15           16 5/16    14 3/8    .11 1/2
Fourth    26 5/8    20 1/2    .15           20         15 5/8    .13


At the end of December 1998, 233 consecutive quarterly dividends had been paid. 10-K A copy of the Company's 10-K report is available free of charge to stockholders of record upon written request.

CASH DIVIDEND RATES
AND STOCK SPLITS
1998 -- 15% increase
1997 -- 13% increase
1992 -- 9.5% increase
1991 -- 12.5% increase,
        50% stock dividend
1988 -- 12% increase,+
        2 for 1 split

INDEPENDENT AUDITORS
Ernst & Young LLP,
Hartford, Connecticut

TRANSFER AGENT
AND REGISTRAR
EquiServe, P.O. Box 8040,
Boston, MA 02266-8040
Phone: 1-800-633-3455



DIVIDEND REINVESTMENT & STOCK PURCHASE PLAN
The Eastern Company offers a Dividend Reinvestment Plan (DRP) which also features a no-load stock purchase program. It is available to all interested investors who would like to initiate or increase their holdings in Eastern Company Stock. To receive a prospectus and application form for this plan, contact The Eastern Company directly at (203) 729-2255, ext. 241, or phone the program administrator, EquiServe at 1-800-633-3455.

                            PAGE 28 OF ANNUAL REPORT

                              [INSIDE BACK COVER]

                            Officers And Executives
                               Leonard F. Leganza
                     President and Chief Executive Officer


                            Donald E. Whitmore, Jr.
               Executive Vice President, Chief Financial Officer
                                 and Secretary



                              John L. Sullivan III
                       Treasurer and Corporate Controller

                                 Amanda Gordon
                              Assistant Secretary

                        --------------------------------

                                Frank J. Breker
                                 Vice President
                        Eberhard Manufacturing Division
                     Eberhard Hardware Manufacturing, Ltd.
                         Sesamee Mexicana, S.A. de C.V.

                               Steven G. Sanelli
                                 Vice President
                             Illinois Lock Division
                         CCL Security Products Division
                              World Lock Co. Ltd.
                       World Security Industries Co. Ltd.

                               Raymond L. Wright
                                 Vice President
                            Frazer & Jones Division

                       ---------------------------------

                              Raymond G. Alexander
                               Managing Director
                     Eberhard Hardware Manufacturing, Ltd.

                                  Roger Chang
                               Managing Director
                              World Lock Co. Ltd.
                       World Security Industries Co. Ltd.


                                Thomas D. Melkus
                               Managing Director
                         CCL Security Products Division

                                 Brian D. Reed
                               Managing Director
                             Illinois Lock Division


                               Board of Directors

                            John W. Everets (2,3,4)
                           Chairman of H.P.S.C. Inc.
                             Boston, Massachusetts

                            Charles W. Henry (1,3,4)
                           Partner of Kernan & Henry
                             Waterbury, Connecticut

                           Leonard F. Leganza (1,4)
                     President and Chief Executive Officer
                                 of the Company

                           Russell G. McMillen (2,4)
                        Retired Chairman of the Company

                            David C. Robinson (1,2)
                         President of The Robinson Co.
                             Waterbury, Connecticut

                          Donald S. Tuttle, III (1,3)
                     Vice President and Account Executive
                                  Paine Webber
                            Middlebury, Connecticut

                            Donald E. Whitmore, Jr.
                           Executive Vice President,
                     Chief Financial Officer and Secretary
                                 of the Company


1 Members of the Executive Committee
2 Members of the Compensation Committee
3 Members of the Audit Committee
4 Members of the Nominating Committee

                                  [BACK COVER]

                              THE EASTERN COMPANY
                                  P.O. Box 460
                            Naugatuck, CT 06770-0460
                             Phone: (203) 729-2255
                              Fax: (203) 723-8653
                         E-mail: ir@easterncompany.com
                        Homepage: www.easterncompany.com


                           INDUSTRIAL HARRDWARE GROUP

                        Eberhard Manufacturing Division
                                Cleveland, Ohio

                     Everhard Hardware Manufacturing, Ltd.
                          Tillsonburg, Ontario, Canada

                         Sesamee Mexicana, S.A.deC.V.
                                 Lerma, Mexico

                      ------------------------------------

                               CUSTOM LOCKS GROUP

                         CCL Security Products Division
                            New Britain, Connecticut


                       The Illinois Lock Company Division
                               Wheeling, Illinois

                              World Lock Co. Ltd.
                       World Security Industries Co. Ltd.
                          Taipei, Taiwan: Hong Kong

                     -------------------------------------

                              METAL PRODUCTS GROUP

                            Frazer & Jones Division
                               Syracuse, New York