Form 10-Q
period 1999-04-03
EASTERN CO
filed 1999-05-18
CIK 31107

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
     PERIOD ENDED APRIL  3, 1999

OR

[ ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d) OF THE
    SECURITIES  EXCHANGE  ACT OF 1934  FOR THE  TRANSITION
    PERIOD FROM _________ to _________.


Commission File Number 0-599
                       -----


THE EASTERN COMPANY
-------------------
(Exact name of Registrant as specified in its charter)


       Connecticut                                06-0330020
       -----------                              -------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.


112 Bridge Street, Naugatuck, Connecticut          06770
-----------------------------------------          -----
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

          Yes          X         No         .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Class                                Outstanding as of April 3, 1999
        -----                                -------------------------------
Common Stock, No par value                              3,622,085



                                     PART I
                              FINANCIAL INFORMATION

                    THE EASTERN COMPANY AND SUBSIDIARIES
  ITEM I        CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
  ------

  ASSETS
                                                                 April 3, 1999                January 2, 1999
                                                                 -------------                ---------------
  CURRENT ASSETS
  Cash and cash equivalents                                      $  4,846,620                   $  4,789,901
  Accounts receivable, less allowance:
  1999- $492,000;   1998- $439,000                                  9,620,291                      8,572,700
  Inventories                                                      12,573,976                     12,778,110
  Prepaid expenses and other current assets                         2,702,849                      2,594,983
                                                                   ----------                    -----------
  Total Current Assets                                             29,743,736                     28,735,694

  Property, plant and equipment                                    28,268,665                     27,341,071
  Accumulated depreciation                                        (12,936,598)                   (12,307,918)
                                                                   ----------                     ----------
                                                                   15,332,067                     15,033,153

  Prepaid pension cost                                              4,597,999                      4,567,282

  Other assets, net                                                 1,692,101                      1,735,586
                                                                   ----------                     ----------

     TOTAL ASSETS                                                $ 51,365,903                   $ 50,071,715
                                                                   ==========                     ==========

  LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES

  Notes payable                                                        83,288                         72,878
  Accounts payable                                                  3,125,711                      3,015,259
  Accrued compensation and withholding                              1,827,142                      2,057,235
  Other accrued expenses                                            2,500,980                      2,469,480
                                                                   ----------                     ----------
  Total Current Liabilites                                          7,537,121                      7,614,852

  Deferred federal income taxes                                     2,546,200                      2,546,200
  Long-term debt                                                    8,929,764                      8,551,512
  Accrued postretirement benefits                                   2,885,749                      2,873,249

  Shareholders' Equity

  Common Stock, No Par Value:
     Authorized Shares - 25,000,000
     Issued and outstanding shares:
       1999-3,643,979;  1998-3,632,663                              1,349,765                      1,465,360
     (Excluding shares in Treasury:
       1999-1,592,966;  1998-1,572,716)
  Preferred Stock, No Par Value
     Authorized shares - 2,000,000
     (No shares issued)
  Unearned compensation                                              (359,531)                      (359,531)
  Accumulated other comprehensive loss - translation adjustment      (830,466)                      (830,267)
  Retained earnings                                                 29,307,301                     28,210,340
                                                                    ----------                     ----------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $ 51,365,903                   $ 50,071,715
                                                                    ==========                     ==========

  See accompanying notes.
                                                                -2-


                      THE EASTERN COMPANY AND SUBSIDIARIES

             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)


                                                                           THREE MONTHS ENDED

                                                              April 3, 1999                 April 4, 1998
                                                              -------------                 -------------
  Net sales                                                  $ 19,383,654                  $ 18,411,956

  Interest income                                                  71,251                        23,444
                                                               ----------                    ----------
  Total                                                        19,454,905                    18,435,400

  Cost of products sold                                        13,986,856                    13,481,567
                                                               ----------                    ----------
                                                                5,468,049                     4,953,833

  Selling and administrative expenses                           3,042,678                     2,924,369

  Interest expense                                                158,382                        75,570
                                                               ----------                    ----------



  INCOME BEFORE INCOME TAXES                                    2,266,989                     1,953,894

  Income taxes                                                    804,242                       663,797
                                                               ----------                    ----------


  NET  INCOME                                                $  1,462,747                  $  1,290,097
                                                             ============                  ============

  Net income per share:
      Basic                                                  $       0.40                  $       0.34
      Diluted                                                $       0.39                  $       0.32

  Cash dividends per share                                   $      0.100                  $      0.086





  See accompanying notes.


                      THE EASTERN COMPANY AND SUBSIDIARIES

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                             THREE MONTHS ENDED

                                                                                      April 3, 1999      April 4, 1998
                                                                                      -------------      -------------
  OPERATING ACTIVITIES:
    Net income                                                                         $ 1,462,747       $ 1,290,097
    Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                                       718,479           763,799
       Loss on sale of equipment and other assets                                              256                 -
       Postretirement benefits other than pensions                                          12,500             3,000
       Provision for losses on accounts receivable                                          52,409            32,404
       Issuance of Common Stock for directors' fees                                         17,809            17,807
       Changes in operating assets and liabilities:
         Accounts receivable                                                            (1,089,640)       (1,218,677)
         Inventories                                                                       243,249          (191,730)
         Prepaid expenses                                                                 (107,773)          176,140
         Prepaid pension                                                                   (30,717)             (926)
         Accounts payable                                                                   96,572           (36,416)
         Accrued expenses                                                                 (250,785)          447,502
         Other assets                                                                      (41,790)           (7,187)
                                                                                         ---------         ---------
                NET CASH PROVIDED BY OPERATING ACTIVITIES                                1,083,316         1,275,813

  INVESTING ACTIVITIES:
      Purchases of property, plant, and equipment                                         (911,379)         (795,462)
      Other                                                                                    (33)            3,634
      -----                                                                              ---------         ---------
          NET CASH USED BY INVESTING ACTIVITIES                                           (911,412)         (791,828)

  FINANCING ACTIVITIES:
    Proceeds from issuance of long-term debt and notes payable                             465,220                 -
    Principal payments on long-term debt and notes payable                                 (79,938)          (60,000)
    Proceeds from sales of Common Stock                                                    184,324            93,750
    Purchases of Common Stock for treasury                                                (317,728)          (46,871)
    Dividends paid                                                                        (365,786)         (338,446)
                                                                                         ---------         ---------
               NET CASH USED BY FINANCING ACTIVITIES                                      (113,908)         (351,567)

  Effect of exchange rate changes on cash                                                   (1,277)           (3,420)
                                                                                         ---------         ---------

  NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 56,719           128,998
  Cash and Cash Equivalents at Beginning of Period                                       4,789,901         2,111,289
                                                                                         ---------         ---------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $ 4,846,620       $ 2,240,287
                                                                                       ===========       ===========



  See accompanying notes.




                      THE EASTERN COMPANY AND SUBSIDIARIES

      CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNADUITED)


                                                  THREE MONTHS ENDED

                                           April 3, 1999        April 4, 1998
                                           -------------        -------------
  Net income                                 $ 1,462,747          $ 1,290,097
  Other comprehensive loss -
     Foreign currency translation                   (199)             (43,858)
                                               ---------            ---------

  Comprehensive income                       $ 1,462,548          $ 1,246,239
                                             ===========          ===========



  See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

APRIL 3, 1999


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

The condensed balance sheet as of January 2, 1999 has been derived from the audited financial statements at that date.


Note B - Stock Split
--------------------

On March 12, 1999 the Company announced that its board of directors had approved a three-for-two stock split of the Company's common shares. As a result of the stock split, shareholders of record on May 28, 1999 will be entitled to receive one additional share for every two shares they own on that date. The Company will arrange for issuance of these shares on June 15, 1999. Any fractional shares created as a result of this split will be paid in cash. The date on which the shares will begin trading at the split price is June 16, 1999. Eastern's common stock purchase rights under its Rights Agreement dated August 21, 1998, will also be appropriately adjusted to reflect the stock split. The effect of this stock split has been applied retroactively and all applicable previously presented share and per share amounts have been restated.


Note C - Earnings Per Share
---------------------------


The denominators used in the earnings per share computations follow:


                                                                THREE MONTHS ENDED
                                                     April 3,1999              April 4, 1998
                                                     ------------              -------------
  Basic:
     Weighted average shares outstanding             3,652,085                   3,887,633
     Contingent shares outstanding                     (30,000)                    (48,750)
                                                     ---------                   ---------
     Denominator for basic earnings per share        3,622,085                   3,838,883
                                                     =========                   =========

  Diluted:
     Weighted average shares outstanding             3,652,085                   3,887,633
     Contingent shares outstanding                     (30,000)                    (48,750)
     Dilutive stock options                            128,020                     134,811
                                                     ---------                   ---------
     Denominator for diluted earnings per share      3,750,105                   3,973,694
                                                     =========                   =========


THE EASTERN COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

April 3, 1999


Note D - Segment Information
----------------------------

The Eastern Company has three business segments. The Industrial Hardware
Group produces latching devices for use on industrial equipment and instrumentation as well as a broad line of proprietary hardware designed for truck bodies and other vehicular equipment. The Custom Locks Group manufactures and markets a broad range of locks for traditional general purpose security applications. This segment also produces specialized locks for firearms, coin-operated vending and gaming equipment and electric and computer peripheral components. The Metal Products Group consists of a foundry which produces anchoring devices used in supporting the roofs of underground coal mines. This segment also manufactures specialty metal castings which serve the construction, automotive and electrical industries.

                                                              THREE MONTHS ENDED
                                                   April 3, 1999              April 4, 1998
                                                   -------------              -------------
Revenue:
   Sales to unaffiliated customers:
      Industrial Hardware                           $  6,746,737               $  6,378,393
      Custom Locks                                     5,833,892                  5,989,918
      Metal Products                                   6,803,025                  6,043,645
                                                      ----------                 ----------
                                                      19,383,654                 18,411,956
   General corporate                                      71,251                     23,444
                                                      ----------                 ----------
                                                     $19,454,905                $18,435,400
                                                      ==========                 ==========


Income Before Income Taxes:
   Industrial Hardware                               $ 1,100,178                $   948,284
   Custom Locks                                          961,075                    944,157
   Metal Products                                        937,718                    725,834
                                                      ----------                 ----------
      Operating Profit                                 2,998,971                  2,618,275
   General corporate expenses                            573,600                    588,810
   Interest expense                                      158,382                     75,570
                                                      ----------                 ----------
                                                     $ 2,266,989                $ 1,953,895
                                                      ==========                 ==========



Note E - Litigation
-------------------

The Company is involved in litigation relating to environmental matters for which the ultimate outcome is not expected to have any material adverse impact on financial position, operating results or liquidity. See Part II Item 1 Legal Proceedings for further information.

ITEM 2               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------
                         FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS


Stock Split

On March 12, 1999 the Company announced that its board of directors had approved a three-for-two stock split of the Company's common shares. As a result of the stock split, shareholders of record on May 28, 1999 will be entitled to receive one additional share for every two shares they own on that date. The Company will arrange for issuance of these shares on June 15, 1999. Any fractional shares created as a result of this split will be paid in cash. The date on which the shares will begin trading at the split price is June 16, 1999. Eastern's common stock purchase rights under its Rights Agreement dated August 21, 1998, will also be appropriately adjusted to reflect the stock split. The effect of this stock split has been applied retroactively and all applicable previously presented share and per share amounts have been restated.

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


Results of Operations

Net income per share (basic) for the first quarter of 1999 represented the ninth consecutive quarter of increased earnings. Net income for the first quarter was $1.5 million or $.40 per share (basic) on sales of $19.4 million versus $1.3 million or $.34 per share (basic) on sales of $18.4 million in the first quarter of 1998.

First quarter sales were up 5% compared to the same period a year ago. Price increases of 1% and new product introductions of 4% accounted for the increase.

The Industrial Hardware Group sales were up 6% compared to the first quarter of 1998. New product sales contributed 11% to the increased sales in the first quarter 1999 as compared to the first quarter of 1998 offsetting a slight reduction in other product categories. An accelerated program of new product introductions was put in place to help counter lower cost Asian products entering the market. New products included a patented folding key locking T-Handle and paddle handles with bracket offered by the Eberhard division. Our Canadian subsidiary, Eberhard Hardware, Ltd., experienced a 20% increase in sales as compared to 1998 primarily as the result of supplying heavy hardware to the Canadian tractor trailer industry. The Company's Mexican operation continues to grow. Sales of industrial hardware in Mexico increased 32% over the same period a year ago.

The Custom Locks Group sales were down 3% compared to the first quarter of 1998. While volume was down slightly in the first quarter of 1999 as compared to the first quarter of 1998 price increases and new product introductions contributed 2% to offset volume decline. The Company's Asian operation experienced a slight decline in sales during the first quarter of 1999 versus the first quarter of 1998. The Company has initiated a European marketing program in the first quarter of 1999 to expand the customer base of our Asian operations. New product introductions in the first quarter of 1999 among other products included the new ignition lock for the Excelsior-Henderson motorcycle.

Metal Products Group sales were up 13% compared to the first quarter of 1998. Volume increased 10% and new products contributed 3% to the increase. Demand for underground mine expansion shells was comparable to the prior year. The specialty contract casting business increased 36% from the comparable quarter of 1998. This was partly the result of new customers being acquired as a result of a major foundry competitor going out of business in the second quarter of 1998.

Gross margin as a percentage of sales for the three months ended April 3, 1999 was approximately 28% compared to 27% for the comparable period a year ago. The increase in gross margin is attributable largely to a more profitable product mix.

Selling and administrative expenses were up 4% or $118 thousand for the three months ended April 3, 1999 compared to the same period a year ago. This increased expense is primarily due to increased payroll and fringe benefit costs.

Interest expense for the first quarter of 1999 was up 110% or $83 thousand compared to the first quarter of 1998. This increase was caused by higher levels of borrowing.

Earnings before income taxes for the first quarter of 1999 were up 16% or $313 thousand compared to the first quarter of 1998. The Industrial Hardware Group gained 16% or $152 thousand over the comparable period a year ago. The increase was attributable to increased sales of heavy hardware to the Canadian tractor trailer industry as well as increased sales to the U.S. government. The Custom Locks Group earnings before income taxes were up 2% or $17 thousand from the comparable period a year ago. Improved product mix accounted for the higher profits on lower sales. The Metal Products Group earnings gained 29% or $212 thousand over the same period a year ago due to higher sales volume and greater utilization of the production facilities.

Liquidity and Sources of Capital

Cash flows from operations were $1.1 million for the first quarter of 1999 versus $1.3 million for the same period in 1998. The change in cash flows resulted from timing differences for collections of accounts receivable and payments of liabilities and changes in inventory. Cash flow from operations in the first quarter of 1999 was sufficient to fund capital expenditures, dividend payments to shareholders and the purchase of 20,250 shares of Common Stock for the treasury. In the first quarter of 1998 the Company purchased $4.6 million in Common Stock for the treasury which was funded in the second quarter of 1998 with proceeds from borrowings.

Additions to property, plant and equipment were $911 thousand during the first quarter of 1999 versus $795 thousand for the comparable period a year ago. Total 1999 capital expenditures will exceed the expected $2.5 million level of depreciation for the year. Additional manufacturing capacity is being added in 1999 at the Frazer & Jones division to accommodate additional contract casting business.

Total inventory at the end of the first quarter of 1999 of $12.6 million was $243 thousand lower than year end 1998. The inventory turnover ratio of 4.4 turns has improved compared to the year end 1998 of 3.9 turns and the end of the first quarter of 1998 of 4.3 turns. Accounts receivable increased by $1.1 million from year end 1998 primarily due to increased sales growth. The average day's sales in accounts receivable for the first quarter of 1999 was 45 days compared to the first quarter of 1998 of 51 days. The decrease in accounts receivable was driven by increased collection activity.

Subsequent to the first quarter of 1999, the Company closed on an agreement to borrow $2 million to finance a building addition and specific equipment for the Frazer & Jones expansion project. The related note is payable in equal monthly installments over ten years with interest at 4.99%.

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

The Company has completed the assessment and remediation phases of its Year 2000 compliance program and is currently completing testing of its information technology (IT) and other non-IT systems and reviewing its contingency plans. Estimated costs for Year 2000 compliance are in the range of $150,000 to $200,000 of which approximately $110,000 has been spent through the first quarter of 1999.

The Company does not have any direct interfaces with third party vendors and continues to review responses from third party vendors and customers to assess potential Year 2000 issues. The Company is not aware of any external sources that will have a material impact on its operating results.

The "most likely worst case scenario" for Year 2000 issues is the failure of systems or equipment of other parties throughout the world which could result in the unavailability of global communications, financial resources, transportation, raw materials, energy and other vital commercial systems. In case of such a failure, the Company's ability to maintain its operations on domestic and international levels could be disrupted and could have a material adverse effect upon the Company's financial condition and results of operations.

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


ITEM 3            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------

  The Company maintains manufacturing facilities in foreign countries which account for approximately 10% of total sales and total assets. The United States operations buy and sell to the foreign affiliated companies and export less than 10% of total sales to non-affiliated companies. This trade activity could be affected by fluctuations in the foreign currency exchange or weak economic conditions. The Company's currency exposure is concentrated in four foreign currencies, Canada dollar, Mexican peso, New Taiwan dollar and the Hong Kong dollar. With the Company's limited exposure to foreign markets, the currency exchange gains or loses are not material.

  The Company's interest rate, under its term loan agreement, is closely tied to the U.S. economy. To minimize significant interest rate exposure, the Company can lock the interest rate on its term note to a fixed rate

PART II
                                                      OTHER INFORMATION


ITEM 1 LEGAL PROCEEDINGS -
------------------------

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

ITEM 2            CHANGES IN SECURITIES
------            ---------------------

The Company has approved a three-for-two shock split of the Company's shares of Common Stock, no par value, effective with respect to shareholders of record on May 28, 1999. See Part I, Item 2, Other Matters.


ITEM 3            DEFAULTS UPON SENIOR SECURITIES-
------            --------------------------------
                  None


ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------            ---------------------------------------------------

The Registrant held its Annual Meeting of the Stockholders at The Eastern Company, Naugatuck, Connecticut on Wednesday, the twenty-eighth day of April, 1999. The matters voted on and the voting results were:



                                        FOR            WITHHELD           AGAINST            ABSTENTION
1a)  Election of two directors
for three year terms expiring in
the year 2002.

     John W. Everets                 2,175,235         30,372
     Leonard F. Leganza              2,175,446         30,161


1b)  Election of one director
for one year term expiring in
the year 2000.

     David C. Robinson               2,173,231         32,375


Continuing Directors:
     Charles W. Henry
     Donald E. Whitmore, Jr.
     Donald S. Tuttle III

2)  Approval of Ernst & Young LLP
as independent auditors:             2,199,093                            3,074              3,440


Russell G. McMillen, the retired Chairman of the Board of Directors of the Company, did not seek re-election at the annual Meeting. However, due to his long service and experience with the Company, The Board of Directors as appointed him as Emeritus Director.


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

                                                     THE EASTERN COMPANY
                                                        (Registrant)


DATE:  May 18, 1999                   /s/Leonard F. Leganza
                                      ---------------------
                                         Leonard F. Leganza
                                         President and Chief Executive Officer


DATE:  May 18, 1999                   /s/Donald E. Whitmore, Jr.
                                      --------------------------
                                         Donald E. Whitmore, Jr.,
                                         Executive Vice President and
                                         Chief Financial Officer