Form 10-Q
period 1999-07-03
EASTERN CO
filed 1999-08-17
CIK 31107

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
    PERIOD ENDED JULY 3, 1999

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES  EXCHANGE  ACT OF 1934  FOR THE  TRANSITION
     PERIOD FROM        to        .


Commission File Number 0-599
                       -----

THE EASTERN COMPANY
-------------------
(Exact Name of Registrant as specified in its charter)

         Connecticut                           06-0330020
         -----------                           ----------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)            Identification No.)

112 Bridge Street, Naugatuck,Connecticut           06770
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

                    Yes  X     No   .
                        ---      ---
Indicate the number of shares outstanding of each of the issuer's classes of commonstock, as of the latest practicable date.

           Class                  Outstanding as of JULY 3, 1999
           -----                  ------------------------------
Common Stock, No par value                   3,658,775

                                     PART I

                             FINANCIAL INFORMATION

                              THE EASTERN COMPANY

  ITEM I        CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


  ASSETS
                                                                  July 3, 1999                January 2, 1999
                                                                  ------------                ---------------

  CURRENT ASSETS

  Cash and cash equivalents                                         $ 5,318,150                 $ 4,789,901
  Accounts receivable, less allowance:
  1999- $513,000;   1998- $439,000                                   10,235,182                   8,572,700
  Inventories                                                        12,298,008                  12,778,110
  Prepaid expenses and other current assets                           2,611,250                   2,594,983
                                                                     ----------                  ----------
  Total Current Assets                                               30,462,590                  28,735,694

  Property, plant and equipment                                      29,324,245                  27,341,071
  Accumulated depreciation                                          (13,580,526)                (12,307,918)
                                                                     ----------                  ----------
                                                                     15,743,719                  15,033,153

  Prepaid pension cost                                                4,568,715                   4,567,282
  Other assets, net                                                   1,656,931                   1,735,586
                                                                     ----------                  ----------
     TOTAL ASSETS                                                   $52,431,955                 $50,071,715
                                                                     ==========                  ==========

  LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES

  Current portion of long-term debt and notes payable               $   217,141                 $    72,878
  Accounts payable                                                    3,511,750                   3,015,259
  Accrued compensation and withholding                                1,642,806                   2,057,235
  Other accrued expenses                                              2,126,426                   2,469,480
                                                                     ----------                  ----------
  Total Current Liabilites                                            7,498,123                   7,614,852

  Deferred federal income taxes                                       2,546,200                   2,546,200
  Long-term debt                                                      8,751,680                   8,551,512
  Accrued postretirement benefits                                     2,898,249                   2,873,249

  Shareholders' Equity

  Common Stock, No Par Value:
     Authorized Shares - 25,000,000
     Issued and outstanding shares:
       1999-3,658,775;  1998-3,632,663                                1,355,008                   1,465,360
     (Excluding shares in Treasury:
       1999-1,602,499;  1998-1,572,716)
  Preferred Stock, No Par Value
     Authorized shares - 2,000,000
     (No shares issued)
  Unearned compensation                                                (359,531)                   (359,531)
  Accumulated other comprehensive loss - translation adjustment        (738,952)                   (830,267)
  Retained earnings                                                  30,481,178                  28,210,340
                                                                     ----------                  ----------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $52,431,955                 $50,071,715
                                                                     ==========                  ==========

  See accompanying notes.

                               THE EASTERN COMPANY

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                            SIX MONTHS ENDED                    THREE MONTHS ENDED
                                                 July 3, 1999        July 4, 1998        July 3, 1999       July 4, 1998
                                                 ------------        ------------        ------------       ------------
  Net sales                                       $ 9,413,320        $35,765,163          $20,029,666        $17,353,207

  Interest income                                     146,238             72,376               74,987             48,932
                                                   ----------         ----------           ----------         ----------
                                                   39,559,558         35,837,539           20,104,653         17,402,139

  Cost of products sold                            28,503,358         26,129,642           14,516,502         12,648,075
                                                   ----------         ----------           ----------         ----------
                                                   11,056,200          9,707,897            5,588,151          4,754,064

  Selling and administrative expenses               6,036,214          5,486,435            2,993,536          2,562,066

  Interest expense                                    325,686            239,217              167,304            163,647
                                                   ----------         ----------           ----------         ----------


  INCOME BEFORE INCOME TAXES                        4,694,300          3,982,245            2,427,311          2,028,351

  Income taxes                                      1,653,644          1,387,639              849,402            723,842
                                                   ----------         ----------           ----------         ----------


  NET INCOME                                        3,040,656          2,594,606            1,577,909          1,304,509
                                                   ==========         ==========           ==========         ==========


  Net income per share:
      Basic                                       $     0.84         $     0.70           $     0.44         $     0.36
      Diluted                                     $     0.81         $     0.67           $     0.42         $     0.35

  Cash dividends per share                        $     0.21         $     0.19           $     0.11         $     0.10


see accompanying notes
                                                              -3-


                                                    THE EASTERN COMPANY

                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                  SIX MONTHS ENDED

                                                                                            July 3, 1999      July 4, 1998
                                                                                            ------------      ------------
  OPERATING ACTIVITIES:
    Net income                                                                              $ 3,040,656        $ 2,594,606
    Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation and amortization                                                          1,438,783          1,493,379
       Loss (gain) on sale of equipment and other assets                                            254            (90,638)
       Postretirement benefits other than pensions                                               25,000              6,000
       Provision for losses on accounts receivable                                               73,092             62,991
       Issuance of Common Stock for directors' fees                                              38,222             40,323
       Changes in operating assets and liabilities:
         Accounts receivable                                                                 (1,709,040)           (52,218)
         Inventories                                                                            550,017           (663,521)
         Prepaid expenses                                                                       (13,883)           694,708
         Prepaid pension                                                                         (1,433)            (1,989)
         Accounts payable                                                                       477,859           (431,505)
         Accrued expenses                                                                      (787,818)          (427,853)
         Other assets                                                                           (91,799)           (13,747)
                                                                                             ----------         ----------
                NET CASH PROVIDED BY OPERATING ACTIVITIES                                     3,039,910          3,210,536

  INVESTING ACTIVITIES:
      Purchases of property, plant, and equipment                                            (1,942,402)        (1,833,540)
      Other                                                                                         (33)            99,535
                                                                                             ----------         ----------
               NET CASH USED BY INVESTING ACTIVITIES                                         (1,942,435)        (1,734,005)

  FINANCING ACTIVITIES:

    Proceeds from issuance of long-term and short-term debt and notes payable                 2,471,030          5,000,000
    Principal payments on long-term and short-term debt and notes payable                    (2,132,930)           (94,100)
    Proceeds from sales of Common Stock                                                         333,349             93,750
    Purchases of Common Stock for treasury                                                     (481,923)        (4,673,678)
    Dividends paid                                                                             (769,819)          (702,324)
                                                                                             ----------         ----------
               NET CASH USED BY FINANCING ACTIVITIES                                           (580,293)          (376,352)

  Effect of exchange rate changes on cash                                                        11,067            (36,196)
                                                                                             ----------         ----------

  NET INCREASE IN CASH AND CASH EQUIVALENTS                                                     528,249          1,063,983
  Cash and Cash Equivalents at Beginning of Period                                            4,789,901          2,111,289
                                                                                             ----------         ----------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $ 5,318,150        $ 3,175,272



see accompanying notes
                                                              -4-


                               THE EASTERN COMPANY

      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNADUITED)

                                                         SIX MONTHS ENDED                        THREE MONTHS ENDED

                                                July 3, 1999        July 4, 1998         July 3, 1999        July 4, 1998
                                                ------------        ------------         ------------        ------------

  Net income                                       3,040,656           2,594,606            1,577,909           1,304,509
  Other comprehensive income (loss) --
     Foreign currency translation                     91,315            (136,010)              91,514             (92,152)
                                                   ---------           ---------            ---------           ----------

  Comprehensive income                             3,131,971           2,458,596            1,669,423           1,212,357
                                                   =========           =========            =========           =========


  See accompanying notes.

THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 3, 1999


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

The condensed balance sheet as of January 2, 1999 has been derived from the audited consolidated balance sheet at that date.

Note B - Stock Split

On March 12, 1999 the Company announced that its board of directors had approved a three-for-two split of the Company's common shares. As a result of the stock split, shareholders of record on May 28, 1999 received one additional share for every two shares they owned issued on June 15, 1999. Fractional shares created as a result of this split were paid in cash. The date on which the shares began trading at the split price was June 16, 1999. Shareholder's common stock purchase rights under the Rights Agreement dated August 21, 1998, were also adjusted to reflect the stock split. The effect of this stock split has been applied retroactively and all applicable previously presented share and per share amounts have been restated.

Note C - Earnings Per Share

The denominators used in the earnings per share computations follow:

                                                           SIX MONTHS ENDED                   THREE MONTHS ENDED
                                                    July 3,1999      July 4, 1998       July 3, 1999      July 4, 1998
                                                    -----------      ------------       ------------      ------------

  Basic:
     Weighted average shares outstanding             3,651,911         3,763,230          3,651,688         3,638,787
     Contingent shares outstanding                     (30,000)          (48,750)           (30,000)          (48,750)
                                                     ---------         ---------          ---------         ---------
     Denominator for basic earnings per share        3,621,911         3,714,480          3,621,688         3,590,037
                                                     =========         =========          =========         =========

  Diluted:
     Weighted average shares outstanding             3,651,911         3,763,230          3,651,688         3,638,787
     Contingent shares outstanding                     (30,000)          (48,750)           (30,000)          (48,750)
     Dilutive stock options                            122,923           156,452            117,824           178,091
                                                     ---------         ---------          ---------         ---------
     Denominator for diluted earnings per share      3,744,834         3,870,932          3,739,512         3,768,128
                                                     =========         =========          =========         =========




THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 3, 1999


Note D - Segment Information

The Company has three business segments. The Industrial Hardware Group produces latching devices for use on industrial equipment and instrumentation as well as a broad line of proprietary hardware designed for truck bodies and other vehicular equipment. The Custom Locks Group manufactures and markets a broad range of locks for traditional general purpose security applications. This segment also produces specialized locks for firearms, coin-operated vending and gaming equipment and electric and computer peripheral components. The Metal Products Group consists of a foundry which produces anchoring devices used in supporting the roofs of underground coal mines. This segment also manufactures specialty metal castings, which serve the construction, automotive and electrical industries. Segment financial information follows:

                                                   SIX MONTHS ENDED                      THREE MONTHS ENDED
                                           July 3, 1999        July 4, 1998        July 3, 1999        July 4, 1998
                                           ------------        ------------        ------------        ------------
Revenues:
   Sales to unaffiliated customers:
      Industrial Hardware                   $14,172,968         $13,118,623         $ 7,426,231         $ 6,740,230
      Custom Locks                           12,082,354          11,548,321           6,248,462           5,054,574
      Metal Products                         13,157,998          11,098,219           6,354,973           5,558,403
                                             ----------          ----------          ----------          ----------
                                             39,413,320          35,765,163          20,029,666          17,353,207
   General corporate                            146,238              72,376              74,987              48,932
                                             ----------          ----------          ----------          ----------
                                            $39,559,558         $35,837,539         $20,104,563         $17,402,139
                                             ==========          ==========          ==========          ==========


Income Before Income Taxes:
   Industrial Hardware                      $ 2,370,602         $ 2,173,190         $ 1,270,424         $ 1,224,906
   Custom Locks                               1,983,029           1,721,804           1,021,954             777,647
   Metal Products                             1,792,906           1,225,704             855,189             499,870
                                             ----------          ----------          ----------          ----------
      Operating Profit                        6,146,537           5,120,698           3,147,567           2,502,423
   General corporate expenses                 1,126,551             837,477             167,304             225,406
                                             ----------          ----------          ----------          ----------
                                            $ 4,694,300         $ 3,982,245         $ 2,427,311         $ 2,028,351
                                             ==========          ==========          ==========          ==========







Note E - Litigation

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

ITEM 2               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS



Stock Split

On March 12, 1999 the Company announced that its board of directors had approved a three-for-two stock split of the Company's common shares. As a result of the stock split, shareholders of record on May 28, 1999 received one additional share for every two shares they owned issued on June 15, 1999. Fractional shares created as a result of this split were paid in cash. The date on which the shares began trading at the split price was June 16, 1999. Shareholder's common stock purchase rights under the Rights Agreement dated August 21, 1998, was also adjusted to reflect the stock split. The effect of this stock split has been applied retroactively and all applicable previously presented share and per share amounts have been restated.

The board of directors also announced a 10 percent increase in its quarterly dividend, from 15 cents (10 cents after-split) to 16.5 cents (11 cents after-split) per share. The 11 cent quarterly dividend was paid on June 15, 1999 to stockholders of record as of May 28, 1999. As a result, the annual indicated dividend will increase from 40 cents to 44 cents per after-split share. This was the Company's 235th consecutive quarterly dividend since 1940 and the third dividend increase since December 1997.


Results of Operations

  Net income per share (basic) for the second quarter of 1999 represented the tenth consecutive quarter of increased earnings. Net income for the second quarter was $1.6 million or $.44 per share (basic) on sales of $20.0 million versus $1.3 million or $.36 per share (basic) on sales of $17.4 million in the second quarter of 1998. Net income for the first six months of 1999 was $3.0 million or $0.84 per share (basic) on sales of $39.4 million as compared to the first six months of 1998 of $2.6 million or $0.70 per share (basic) on sales of $35.8 million.

  Sales for the second quarter 1999 were up 15% compared to the same period a year ago. Volume was up 6%, price increases were up 2% and new product introductions of 7% accounted for the increase. Sales for the first half of 1999 were up 10% compared to the same period a year ago. Volume was up 3%, price increases were up 1% and new products were up 6%.

  The Industrial Hardware Group second quarter sales were up 10% compared to the second quarter of 1998. New product sales accounted for the increase. For the first half of 1999 the Industrial Hardware Group sales were up 8% as compared to the first half of 1998. New product sales increased 10% offsetting a slight reduction in other product sales of 2%. A program was established in the first quarter of 1999 to accelerate new product introduction to effectively compete with lower cost Asian products entering the market. New products included a patented integrated paddle handle assembly with a mini rotary latch marketed to the utility truck body industry, and a patented dual stage mini rotary latch sold to the automotive accessory market and the fire and rescue vehicular markets. Eberhard Hardware, Ltd., our Canadian subsidiary, experienced an 18% increase in sales the first half of 1999 as compared to the first half of 1998, while sales for the second quarter of 1999 outpaced the second quarter of 1998 by 17%. The increase is due primarily to the sale of new products to the tractor trailer industry. Sesamee Mexicana, the Company's Mexican operation, continued to see strong sales growth in industrial hardware with second quarter sales increasing 43% as compared to the second quarter of 1998. Sales for the first half were up 37% compared to the first half of 1998.

  The Custom Locks Group sales were up 12% in the second quarter as compared to the second quarter of 1998. Volume was up 8% and price and new products accounted for 2% respectively. Sales for the first six months were up 5% as compared to the first half of 1998. Volume and new product sales were up 1% respectively while price increases accounted for 3%. Sales of lock mechanisms to the computer industry through the first half 1999 were strong and are expected to continue strong through the second half of 1999. New product sales included the ignition lock for the Excelsior-Henderson motorcycle and a new truck handle lock.

  The Metal Products Group sales were up 26% in the second quarter as compared to the second quarter of 1998. Price and new products were up 14% while volume accounted for 12% of the increase. Sales for the first half increased 19% from the comparable period of 1998 with volume increasing 11% and price and new products accounting for 8%. Demand for underground mine expansion shells were down 4% in the second quarter and were down 3% for the first half of 1999 compared to the same periods in 1998. Demand for underground mine expansion shells are expected to remain soft through the second half of 1999. The contract casting business increased 65% in the second quarter and 50% for the first half from the comparable periods of 1998. This was the result of acquiring new customers due to a foundry competitor going out of business in the second quarter of 1998.

  Gross margin as a percentage of sales for the three and six months ended July 3, 1999 was approximately 28% compared to 27% for the comparable periods a year ago. The increase in gross margin is primarily the result of improved product mix and increased volume.

  Selling and administrative expenses were up 17% or $431 thousand and 10% or $550 thousand for the three and six months ended July 3, 1999 compared to the same periods a year ago. The second quarter 1999 selling and administrative expenses were higher than the comparable period in 1998 due to favorable adjustments for life and health insurance and environmental matters. For the first half selling and administrative expenses also included increased advertising and travel expenses and higher payroll and fringe benefit costs.

  Interest expense for the second quarter of 1999 was comparable to the second quarter of 1998.

  Earnings before income taxes for the three and six months ended July 3, 1999 were up 20% or $399 thousand and 18% or $712 thousand respectively, as compared to the same periods of 1998. The Industrial Hardware Group gained 4% or $46 thousand and 9% or $197 thousand as compared to the same periods a year ago. The increase was attributable to increased sales of heavy hardware to the Canadian tractor trailer industry as well as new product introductions with improved profit margins. The Custom Locks Group earnings before income taxes for the three and six months ended July 3, 1999 were up 31% or $244 thousand and 15% or $261 thousand respectively from the comparable periods a year ago. Improved product mix accounted for the higher profits on lower sales. The Metal Products Group earnings gained 71% or $355 thousand and 46% or $567 thousand for the second quarter and first half of 1999 over the same periods a year ago due to higher sales volume, improved product mix and greater utilization of the production facilities.


  Liquidity and Sources of Capital

  Cash flows from operations were $3.0 million for the first half of 1999 versus $3.2 million for the same period in 1998. The change in cash flows resulted from an increased level of sales and the associated timing differences for collections of accounts receivable and payments of liabilities and changes in inventory. Cash flow from operations in the second quarter of 1999 was sufficient to fund capital expenditures and dividend payments to shareholders.

  Additions to property, plant and equipment were $1.9 million during the first six months of 1999 versus $1.8 million for the comparable period a year ago. Total 1999 capital expenditures will exceed the expected $2.5 million level of depreciation for the year. Additional manufacturing capacity is being added at the Frazer & Jones division to accommodate additional contract casting business.

  Total inventory at the end of the second quarter of 1999 of $12.3 million was $480 thousand lower than year end 1998. The inventory turnover ratio of 4.6 turns has improved compared to the year end 1998 of 3.9 turns and the end of the second quarter of 1998 of 4.2 turns. Accounts receivable increased by $1.6 million over the second quarter of 1998 and $1.7 million from year end 1998, primarily due to increased sales growth. The average day's sales in accounts receivable for the second quarter of 1999 was 47 days compared to the second quarter of 1998 of 45 days.

  In the second quarter of 1999, the Company closed on an agreement to borrow $2 million to finance a building addition and specific equipment for the Frazer & Jones expansion project. The related note is payable in equal monthly installments over ten years with interest at 4.99%. As a result of improved cash flow, the Company paid $2 million of its $8.5 million term note, which carries an interest rate of LIBOR plus 135 basis points or approximately 6.7%.

  The Company's strong balance sheet and internal cash flow generation should be sufficient to cover future working capital requirements.

  Other Matters

  In 1996, the United States Court of Appeals reversed a 1995 District Court ruling relating to environmental remediation complaints against the Company and other potentially responsible parties. In 1997, the additional expenses recognized, net of insurance proceeds, were not material to the Company's operating results. In 1998, the Company entered into proposed consent decrees with the State DEP and Federal EPA and paid all claims. The court has approved the proposed consent decrees with the State DEP. The Company is waiting for final approval on the agreement with the Federal EPA currently pending before the United States District Court. All matters relating to claims made by the United States are expected to be resolved during 1999 and are not expected to have any material adverse effect on the Company's financial condition, cash flows or results of operations.

  The Company has completed the assessment and remediation phases of its Year 2000 compliance program and expects to complete the testing of its information technology (IT) and other non-IT systems during the third quarter of 1999. The Company is continually reviewing its contingency plans as more information becomes available. Estimated costs for Year 2000 compliance are in the range of $150,000 to $200,000 of which approximately $140,000 has been spent through the second quarter of 1999.

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

  Note: The preceding information contains statements which reflect the Registrant's current expectations regarding its future operating performance and achievements and are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such statements. The Registrant is not obligated to update or revise the aforementioned statements for new developments



ITEM 3            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------            ----------------------------------------------------------

  The Company maintains manufacturing facilities in foreign countries, which account for approximately 10% of total sales and total assets. The United States operations buy and sell to the foreign affiliated companies and export less than 10% of total sales to non-affiliated companies. This trade activity could be affected by fluctuations in the foreign currency exchange or weak economic conditions. The Company's currency exposure is concentrated in four foreign currencies, Canada dollar, Mexican peso, New Taiwan dollar and the Hong Kong dollar. With the Company's limited exposure to foreign markets, the currency exchange gains or loses are not material.

  The Company's interest rate, under its term loan agreement, is closely tied to the U.S. economy. To minimize significant interest rate exposure, the Company can lock in the interest rate on its term note to a fixed rate.

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

    In its decision, the Second Circuit also reversed the U.S. District Court's dismissal of numerous actions brought by the Beacon Heights and Laurel Park Coalitions against non-settling parties. These Coalitions assumed full responsibility for cleaning up the two landfill sites and, as noted above, the Registrant in 1994 had settled with both Coalitions with respect to liability at these sites.

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

ITEM 2            CHANGES IN SECURITIES
------            ---------------------

The Company has approved a three-for-two stock split of the Company's shares of Common Stock, no par value, effective with respect to shareholders of record on May 28, 1999. See Part I, Item 2, Stock Split.


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

                                    THE EASTERN COMPANY
                                    (Registrant)


DATE:  August 17, 1999              /s/Leonard F. Leganza
       ---------------              ---------------------
                                    Leonard F. Leganza
                                    President and Chief Executive Officer

DATE:  August 17, 1999              /s/John L. Sullivan, III
       ---------------              ------------------------
                                    John L. Sullivan, III
                                    Treasurer/Controller