Form 10-Q
period 1999-10-02
EASTERN CO
filed 1999-11-12
CIK 31107

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
     PERIOD ENDED OCTOBER 2, 1999

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

                         Yes X       No   .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                    Outstanding as of October 2, 1999
          -----                    ---------------------------------
Common Stock, No par value                     3,651,791

                                PART I

                         FINANCIAL INFORMATION
                          THE EASTERN COMPANY
  ITEM I     CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

 ASSETS

                                                                   October 2, 1999             January 2, 1999
                                                                   ---------------             ---------------
  CURRENT ASSETS
  Cash and cash equivalents                                        $  6,611,212                $  4,789,901
  Accounts receivable, less allowance:
  1999- $540,000;   1998- $439,000                                    9,936,024                   8,572,700
  Inventories                                                        12,375,633                  12,778,110
  Prepaid expenses and other current assets                           2,628,063                   2,594,983
                                                                     ----------                  ----------
  Total Current Assets                                               31,550,932                  28,735,694

  Property, plant and equipment                                      30,515,615                  27,341,071
  Accumulated depreciation                                          (14,140,069)                (12,307,918)
                                                                     ----------                  ----------
                                                                     16,375,546                  15,033,153

  Prepaid pension cost                                                4,911,144                   4,567,282

  Other assets, net                                                   1,619,974                   1,735,586
                                                                     ----------                  ----------
     TOTAL ASSETS                                                  $ 54,457,596                $ 50,071,715
                                                                     ==========                  ==========


 LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES

  Current  poriton of long-term debt and notes payable             $    192,108                $     72,878
  Accounts payable                                                    3,856,439                   3,015,259
  Accrued compensation and withholding                                1,956,601                   2,057,235
  Other accrued expenses                                              2,362,963                   2,469,480
                                                                     ----------                  ----------
  Total Current Liabilities                                           8,368,111                   7,614,852

  Deferred federal income taxes                                       2,546,200                   2,546,200
  Long-term debt                                                      8,711,569                   8,551,512
  Accrued postretirement benefits                                     2,793,952                   2,873,249

  Shareholders' Equity

  Common Stock, No Par Value:
     Authorized shares - 25,000,000
     Issued and outstanding shares:
      1999-3,651,791; 1998-3,632,663                                  1,328,308                   1,465,360
     (Excluding shares in Treasury:
      1999-1,608,499;  1998-1,572,716)
  Preferred Stock, No Par Value
     Authorized shares - 2,000,000
     (No shares issued)
  Unearned compensation                                                (359,531)                   (359,531)
  Accumulated other comprehensive loss - translation adjustment        (682,140)                   (830,267)
  Retained earnings                                                  31,751,127                  28,210,340
                                                                     ----------                  ----------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 54,457,596                $ 50,071,715
                                                                     ==========                  ==========

  See accompanying notes.
                                       -2-

                               THE EASTERN COMPANY

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                 NINE MONTHS ENDED                     THREE MONTHS ENDED
                                          Oct. 2, 1999      Oct. 3, 1998         Oct. 2, 1999      Oct. 3, 1998
                                          ------------      ------------         ------------      ------------
  Net sales                               $ 57,654,997      $ 53,760,887         $ 18,241,677      $ 17,995,724

  Interest income                              217,609           101,305               71,371            28,929
  ---------------                           ----------        ----------           ----------        ----------
                                            57,872,606        53,862,192           18,313,048        18,024,653

  Cost of products sold                     41,601,188        39,238,185           13,097,830        13,170,302
                                            ----------        ----------           ----------        ----------
                                            16,271,418        14,624,007            5,215,218         4,854,351

  Selling and administrative expenses        8,755,389         8,062,883            2,719,175         2,576,448

  Interest expense                             478,215           399,091              152,529            98,115
                                            ----------        ----------           ----------        ----------


  INCOME BEFORE INCOME TAXES                 7,037,814         6,162,033            2,343,514         2,179,788

  Income taxes                               2,325,358         2,160,126              671,714           772,487
                                            ----------        ----------             --------          -------

  NET INCOME                              $  4,712,456      $  4,001,907         $  1,671,800      $  1,407,301
                                            ==========        ==========           ==========        ==========


  Net income per share:
     Basic                                $       1.30      $       1.09         $       0.46      $       0.39
     Diluted                              $       1.26      $       1.05         $       0.45      $       0.38

  Cash dividends per share                $       0.32      $       0.29         $       0.11      $       0.10





  See accompanying notes.

                               THE EASTERN COMPANY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                        NINE MONTHS ENDED

                                                                                Oct. 2, 1999        Oct. 3, 1998
                                                                                ------------        ------------
  OPERATING ACTIVITIES:
    Net income                                                                     4,712,456          4,001,907
    Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                               2,084,586          2,217,645
       Loss (gain) on sale of equipment and other assets                               8,280            (88,736)
       Postretirement benefits other than pensions                                   (79,297)             9,000
       Provision for losses on accounts receivable                                    99,828             93,324
       Issuance of Common Stock for directors' fees                                   63,145             64,142
       Changes in operating assets and liabilities:
         Accounts receivable                                                      (1,413,628)          (832,876)
         Inventories                                                                 505,991           (192,684)
         Prepaid expenses                                                            (26,215)           631,176
         Prepaid pension                                                            (343,862)          (222,078)
         Accounts payable                                                            803,469            (26,484)
         Accrued expenses                                                           (242,715)          (324,407)
         Other assets                                                               (137,698)           (22,649)
                                                                                   ---------          ---------
                NET CASH PROVIDED BY OPERATING ACTIVITIES                          6,034,340          5,307,280

  INVESTING ACTIVITIES:
      Purchases of property, plant, and equipment                                 (3,153,847)        (2,637,428)
      Other                                                                              (33)            97,468
                                                                                   ---------          ---------
                NET CASH USED BY INVESTING ACTIVITIES                             (3,153,880)        (2,539,960)

  FINANCING ACTIVITIES:
    Proceeds from issuance of long-term and short-term debt and notes payable      2,470,610          5,000,000
    Principal payments on long-term and short-term debt and notes payable         (2,198,924)           (94,100)
    Proceeds from sales of Common Stock                                              380,224             93,750
    Purchases of Common Stock for treasury                                          (580,594)        (5,427,109)
    Dividends paid                                                                (1,171,348)        (1,090,600)
                                                                                   ---------          ---------
               NET CASH USED BY FINANCING ACTIVITIES                              (1,100,032)        (1,518,059)

  Effect of exchange rate changes on cash                                             40,883            (39,553)
                                                                                   ---------          ---------

  NET INCREASE IN CASH AND CASH EQUIVALENTS                                        1,821,311          1,209,708
  Cash and cash equivalents at beginning of period                                 4,789,901          2,111,289
                                                                                   ---------          ---------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       6,611,212          3,320,997
                                                                                   =========          =========


See accompanying notes.


                               THE EASTERN COMPANY
      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNADUITED)

                                                    NINE MONTHS ENDED                    THREE MONTHS ENDED
                                             Oct. 2, 1999       Oct. 3, 1998     Oct. 2, 1999        Oct. 3, 1998
                                             ------------       ------------     ------------        ------------
  Net income                                  4,712,456          4,001,907        1,671,800           1,407,301

  Other comprehensive income (loss)-
     Foreign currency translation               148,127           (164,060)          56,812             (28,050)
                                              ---------          ---------        ---------           ---------
  Comprehensive income                        4,860,583          3,837,847        1,728,612           1,379,251
                                              =========          =========        =========           =========




See accompanying notes.
                                       -5-

THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 2, 1999



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


Note B - Stock Split
--------------------

On March 12, 1999 the Company announced a three-for-two stock split of the Company's common shares with any fractional shares created payable in cash. Eastern's common stock purchase rights under its Rights Agreement dated August 21, 1998 have also been adjusted to reflect the stock split. The effect of this stock split has been applied retroactively and all applicable previously presented shares and per share amounts have been restated.


Note C - Earnings Per Share
---------------------------

The denominators used in the earnings per share computations follow:

                                                            NINE MONTHS ENDED                 THREE MONTHS ENDED
                                                     Oct. 2, 1999      Oct. 3, 1998      Oct. 2,1999      Oct. 3, 1998
                                                     -----------       ------------      -----------      ------------
  Basic:
     Weighted average shares outstanding              3,643,974         3,715,389         3,650,595        3,620,264
     Contingent shares outstanding                      (18,750)          (48,750)          (18,750)         (48,750)
                                                      ---------         ---------         ---------        ---------
     Denominator for basic earnings per share         3,625,224         3,666,639         3,631,845        3,571,514
                                                      =========         =========         =========        =========

  Diluted:
     Weighted average shares outstanding              3,643,974         3,715,389         3,650,595        3,620,264
     Contingent shares outstanding                      (18,750)          (48,750)          (18,750)         (48,750)
     Dilutive stock options                             121,139           160,146           117,573          167,538
                                                      ---------         ---------         ---------        ---------
     Denominator for diluted earnings per share       3,746,363         3,826,785         3,749,418        3,739,052
                                                      =========         =========         =========        =========


THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 2, 1999


Note D - Segment Information
----------------------------

The Company has three business segments. The Industrial Hardware Group produces latching devices for use on industrial equipment and instrumentation as well as a broad line of proprietary hardware designed for truck bodies and other vehicular equipment. The Custom Locks Group manufactures and markets a broad range of locks for traditional general purpose security applications. This segment also produces specialized locks for firearms, coin-operated vending and gaming equipment and electric and computer peripheral components. The Metal Products Group consists of a foundry which produces anchoring devices used in supporting the roofs of underground mines. This segment also manufactures specialty metal castings, which serve the construction, automotive and electrical industries. Segment financial information follows:

                                                  NINE MONTHS ENDED                   THREE MONTHS ENDED
                                          Oct. 2, 1999      Oct. 3, 1998        Oct. 2, 1999       Oct. 3, 1998
                                          ------------      ------------        ------------       ------------

Revenues:
   Sales to unaffiliated customers:
      Industrial Hardware                 $21,602,013       $19,577,516         $ 7,429,045        $ 6,458,893
      Custom Locks                         17,759,447        17,289,995           5,677,094          5,741,674
      Metal Products                       18,293,537        16,893,376           5,135,538          5,795,157
                                           ----------        ----------          ----------         ----------
                                           57,654,997        53,760,887          18,241,677         17,995,724
   General corporate                          217,609           101,305              71,371             28,929
                                           ----------        ----------          ----------         ----------
                                          $57,872,606       $53,862,192         $18,313,048        $18,024,653
                                           ==========        ==========          ==========         ==========


Income Before Income Taxes:
   Industrial Hardware                    $ 3,493,210       $ 3,340,091         $ 1,122,608        $ 1,166,901
   Custom Locks                             2,930,262         2,780,242             947,233          1,058,438
   Metal Products                           2,445,384         1,873,611             652,478            647,907
                                           ----------        ----------          ----------         ----------
      Operating Profit                      8,868,856         7,993,944           2,722,319          2,873,246
   General corporate expenses              (1,352,827)       (1,432,820)           (226,276)          (595,343)
   Interest expense                          (478,215)         (399,091)           (152,529)           (98,115)
                                           ----------        ----------          ----------         ----------
                                          $ 7,037,814       $ 6,162,033         $ 2,343,514        $ 2,179,788
                                           ==========        ==========          ==========         ==========



Note E - Litigation
-------------------

All litigation relating to environmental matters was settled on September 28, 1999 without any material impact on financial condition, operating results or cash flows. See Part II Item 1 Legal Proceedings for further information.

ITEM 2                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS



Results of Operations

  Net income per share (basic) for the third quarter of 1999 represented the eleventh consecutive quarter of increased earnings. Net income for the third quarter was $1.7 million or $.46 per share (basic) on sales of $18.2 million as compared to $1.4 million or $.39 per share (basic) on sales of $18.0 million in the third quarter of 1998. Net income for the first nine months of 1999 was $4.7 million or $1.30 per share (basic) on sales of $57.7 million as compared to the first nine months of 1998 of $4.0 million or $1.09 per share (basic) on sales of $53.8 million.

  Sales for the third quarter 1999 were up 1.4% compared to the same period a year ago. Volume was down 5.8%, however, price increases were up 2% and new product introductions were up 5.2% which accounted for the increase. Sales for the first nine months of 1999 were up 7.2% compared to the same period a year ago. Volume was on pace with the prior year, price increases were up 1.7% and new products were up 5.5%.

  The Industrial Hardware Group third quarter sales were up 15% compared to the third quarter of 1998. New product sales accounted for 11% of the increase along with volume increases of 4% over the third quarter of 1998. For the first nine months of 1999 the Industrial Hardware Group sales were up 10% as compared to the same period in 1998. New product sales accounted for the increase. At our Eberhard Manufacturing location, a program was established in the first quarter of 1999 to accelerate new product introduction to effectively compete with lower cost Asian products entering the market. New products included a patented integrated paddle handle assembly with a mini rotary latch marketed to the utility truck body industry, and a patented dual stage mini rotary latch sold to the automotive accessory market and the fire and rescue vehicular markets. Eberhard Hardware, Ltd., our Canadian subsidiary, experienced a 20% increase in sales during the first nine months of 1999 as compared to the first nine months of 1998, while sales for the third quarter of 1999 outpaced the third quarter of 1998 by 25%. The increase is due primarily to the sale of new products to the Canadian tractor trailer industry. Sesamee Mexicana, the Company's Mexican operation, continued to see strong sales growth in industrial hardware with third quarter sales increasing 24% as compared to the third quarter of 1998. Sales for the first nine months were up 33% compared to the first nine months of 1998.

  The Custom Locks Group sales were down 1% in the third quarter as compared to the third quarter of 1998. Volume was down 4% and price increases were up 2% and new products were up 1%. Sales for the first nine months were up 3% as compared to the first nine months of 1998. Volume was down 1% while new product sales and price increases were up 2% respectively. New product sales included a changeable pin and wafer tumbler lock for the computer industry, a new truck handle lock, and the ignition lock for the Excelsior-Henderson motorcycle, sales of which have been slower than expected due to management reorganization at Excelsior-Henderson.

  The Metal Products Group sales were down 11% in the third quarter as compared to the third quarter of 1998. Price increases were up 4%, new products were up 3% and volume was down 18%. Sales for the first nine months increased 8% from the comparable period of 1998 with volume increasing 1% and price increases accounting for 3% and new products 4%. Demand for underground mine expansion shells were down 30% in the third quarter and were down 12% for the first nine months of 1999 compared to the same periods in 1998. Demand for underground mine expansion shells are expected to remain soft through the fourth quarter of 1999. The contract casting business increased 12% in the third quarter and 36% for the first nine months from the comparable periods of 1998. This was the result of acquiring new customers due to a foundry competitor going out of business in the second quarter of 1998.

  Gross margin as a percentage of sales for the three and nine months ended October 2, 1999 was approximately 28% compared to 27% for the comparable periods a year ago. The increase in gross margin is primarily the result of improved product mix, including new product introductions.

  Selling and administrative expenses were up 6% or $143 thousand and 9% or $693 thousand for the three and nine months ended October 2, 1999 compared to the same periods a year ago. The nine month 1999 selling and administrative expenses were higher than the comparable period in 1998 due to favorable adjustments for life and health insurance, and environmental matters that occurred during 1998. For the third quarter 1999, selling and administrative expenses also included increased advertising and travel expenses and higher payroll and fringe benefit costs as compared to the third quarter of 1998.

  Interest expense through nine months of 1999 was $478 thousand versus $399 thousand for the first nine months of 1998. This increase in interest expense was due to the impact of higher average outstanding borrowing.

  Earnings before income taxes for the three and nine months ended October 2, 1999 were up 8% or $164 thousand and 14% or $876 thousand respectively, as compared to the same periods of 1998. The Industrial Hardware Group was down 4% or $44 thousand for 3 months and gained 5% or $153 thousand for nine months as compared to the same periods a year ago. The nine month increase was attributable to increased sales of heavy hardware to the Canadian tractor trailer industry as well as new product introductions with improved profit margins. The Custom Locks Group earnings before income taxes for the three months ended October 2, 1999 were down 11% or $111 thousand as compared to the third quarter of 1998. This was the result of lower margin product sales and unfavorable foreign currency exchange from our Asian operations. For the nine months ending October 2, 1999, earnings before income taxes were up 5% or $150 thousand from the comparable period a year ago. The Metal Products Group earnings were up 1% compared to the third quarter of 1998 and increased 30% or $572 thousand though the first nine months of 1999 over the same period a year ago due to improved product mix and greater utilization of the production facilities.


  Liquidity and Sources of Capital

  Cash flows from operations were $6.0 million for the first nine months of 1999 versus $5.3 million for the same period in 1998. The change in cash flows resulted from an increased level of sales and the associated timing differences for collections of accounts receivable and payments of liabilities and changes in inventory. Cash flow from operations in the third quarter of 1999 was sufficient to fund capital expenditures and dividend payments.

  Additions to property, plant and equipment were $3.2 million during the first nine months of 1999 versus $2.6 million for the comparable period a year ago. Total 1999 capital expenditures will exceed the annual expected $2.5 million level of depreciation. The increase in capital expenditures was the result of additional manufacturing capacity added at the Frazer & Jones division to accommodate additional contract casting business.

  Total inventory at the end of the third quarter of 1999 of $12.4 million was $402 thousand lower than year end 1998. The inventory turnover ratio of 4.5 turns has improved compared to the year end 1998 of 3.9 turns and the end of the third quarter of 1998 of 4.2 turns. Accounts receivable increased by $539 thousand over the third quarter of 1998 and $1.4 million from year end 1998, primarily due to increased sales growth. The average day's sales in accounts receivable for the third quarter of 1999 was 50 days compared to the third quarter of 1998 of 48 days.

  The Company's strong balance sheet and internal cash flow generation should be sufficient to cover future working capital requirements.

  Other Matters

  In 1996, the United States Court of Appeals reversed a 1995 District Court ruling relating to environmental remediation complaints against the Company and other potentially responsible parties. In 1997, the additional expenses recognized, net of insurance proceeds, were not material to the Company's operating results. In 1998, the Company entered into proposed consent decrees with the State DEP and Federal EPA and paid all claims. The court has approved the proposed consent decrees with the State DEP. During the third quarter of 1999, the United States District Court approved the agreement with the Federal EPA. All matters relating to claims made by the United States have been resolved and did not have any material adverse effect on the Company's financial condition, cash flows or results of operations.

  The Company has completed the assessment, remediation and testing phases of its Year 2000 compliance program of its information technology (IT) and other non-IT systems. The Company is continually reviewing its contingency plans, as more information becomes available. Estimated costs for Year 2000 compliance are in the range of $150,000 to $200,000 of which approximately $180,000 has been spent through the third quarter of 1999.

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


ITEM 3            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------            ----------------------------------------------------------

  The Company maintains manufacturing facilities in foreign countries, which account for approximately 10% of total sales and total assets. The United States operations buy and sell to the foreign affiliated companies and export less than 10% of total sales to non-affiliated companies. This trade activity could be affected by fluctuations in the foreign currency exchange or weak economic conditions. The Company's currency exposure is concentrated in four foreign currencies, Canada dollar, Mexican peso, New Taiwan dollar and the Hong Kong dollar. With the Company's limited exposure to foreign markets, currency exchange gains or losses are generally not material.

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

    In May 1998, the Registrant and its co-defendants entered into a proposed consent decree with the EPA concerning their remaining liability with respect to the Laurel Park and Beacon Heights landfills. On September 28, 1999, the United States District Court approved the consent decree. Accordingly, there are no longer any pending actions or claims involving the Registrant with respect to these landfills.

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

                               THE EASTERN COMPANY
                               -------------------
                                  (Registrant)


DATE:  November 12, 1999            /s/Leonard F. Leganza
       -----------------            ---------------------
                                    Leonard F. Leganza
                                    President and Chief Executive Officer



DATE:  November 12, 1999            /s/John L. Sullivan, III
       -----------------            ------------------------
                                    John L. Sullivan, III
                                    Treasurer/Controller