Form 10-K
period 2000-01-01
EASTERN CO
filed 2000-03-29
CIK 31107

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
  For the Fiscal Year ended January 1, 2000      Commission File Number 0-599

                               THE EASTERN COMPANY
                               -------------------
             (Exact name of registrant as specified in its charter)

                  Connecticut                               06-0330020
        ---------------------------------               -----------------
         (State or other jurisdiction of                   (IRS Employer
         incorporation or organization)                Identification Number)

  112 Bridge Street, Naugatuck, Connecticut                   06770
  ------------------------------------------               ----------
     (address of principal executive offices)              (Zip Code)

  Registrant's telephone number, including area code:      (203)729-2255
                                                     -------------------------

  Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                  Name of exchange on which registered
  ----------------------------         --------------------------------------
         None                                           None

  Securities registered pursuant to Section 12(g) of the Act:

                            Common Stock No Par Value
                           ---------------------------
                                (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X      No   _

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ x ]

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 26, 2000.

  Common Stock, No Par Value -  $55,766,459

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  Class                      Outstanding at February 26, 2000
          ------------------------          ----------------------------------
         Common Stock, No Par Value                      3,656,817

  DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the 1999 annual report to shareholders (fiscal year ended January 1, 2000) are incorporated by reference into Parts I and II.

  Portions of the annual proxy statement dated March 15, 2000 are incorporated by reference into Part III.

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

  RECENT DEVELOPMENT

         Effective February 1, 2000, the Company acquired all the issued and outstanding Common Stock of Ashtabula Industrial Hardware Co. (Ashtabula), which will be integrated into the Company's Industrial Hardware Group. Ashtabula produces proprietary hardware for school and courtesy bus doors. The cost of the acquisition, which is being accounted for by the purchase method, was approximately $1.7 million. The operating results of Ashtabula will be included in the Company's consolidated operating results from the date of acquisition. The effect of this acquisition on the Company's consolidated financial position and operating results is not material.

         (b)  Business Segment Information

              Financial Information about business segments is incorporated herein by reference from pages 19 and 20 of the Company's 1999 Annual Report to Shareholders captioned "Reportable Segments".

         (c)  Narrative Description of Business

              The Company operates in three business segments: The Industrial Hardware Group, The Custom Locks Group and The Metal Products Group.

              The   Industrial   Hardware   Group,   which   includes   Eberhard
         Manufacturing, Eberhard Hardware Manufacturing Ltd. and Sesamee Mexicana, S.A. de C.V., designs, manufactures and markets a diverse product line of locking bars and hinges for use in the truck trailer industry and a variety of latches, handles and hinges for use on sport utility vehicles, pickup trucks, utility and service vehicle bodies. In addition, the Industrial Hardware Group produces a wide selection of latching mechanisms, fasteners and other closure devices which are used to secure the doors and access panels in various industries including the industrial and commercial-electronic cabinetry markets. The recently acquired Ashtabula Industrial Hardware Co. will be consolidated into our Eberhard Division within this segment.

              Typical products include passenger restraint locks, slam and draw latches, dead bolt latches, compression latches, cam-type vehicular locks and hinges. The products are sold to original equipment manufacturers or distributors through a distribution channel consisting of in-house salesmen, outside sales representatives and distributors. Sales efforts are concentrated through in-house sales personnel where greater representation of our diverse product lines can be promoted across a variety of markets.

              The Industrial Hardware Group sells its products to many diverse markets. During 1999, several new vehicular hardware products were introduced for the truck body and industrial equipment markets through an aggressive product development program. The acquisition of Ashtabula will enable this group to enter into the school and courtesy bus hardware markets during 2000. Although service, quality and price are major criteria for servicing these markets, the continued introduction of new and improved product designs and acquisition of synergistic product lines is vital for maintaining and increasing market share.

              The Custom Locks Group, consisting of Illinois Lock, CCL Security Products, World Lock Co. Ltd. and World Security Industries Co. Ltd., produces a broad line of mechanical and electrical-switch locks which operate either by key or combination. Locks are manufactured and marketed to a broad range of industries, including: the computer industry, gaming industry, businesses that manufacture coin operated machinery and high end office furniture, laboratory equipment industry, firearms industry and soft-sided luggage industry.

              The products sold include cabinet locks, cam locks, electric switch locks, tubular key locks and combination padlocks. Many of the locks are sold under the names DUO, X-STATIC(R), EXCALIBUR(TM),
         WARLOCK(TM), LITE LOCK(TM), SESAMEE(R), PRESTOLOCK(R), GUN BLOK(R), TRIGGER BLOK(TM) and CABLELOCK(TM). These products are sold to original equipment manufacturers, distributors and locksmiths through a distribution channel consisting of in-house salesmen, outside sales representatives and distributors. Sales efforts are concentrated through in-house sales personnel where greater representation of our diverse product lines can be promoted across a variety of markets.

              This Custom Locks Group continuously seeks new markets where it can offer competitive pricing and provide customers with engineered solutions to their security application needs.

              The Metal Products Group, based at the Company's Frazer & Jones facility, is the largest and most efficient producer of expansion shells for use in supporting the roofs of underground mines. This segment also manufactures specialty castings, which serve the construction, automotive and electrical industries.

              Typical products include mine roof support anchors, steering column yokes, couplers for braking systems, adjustable clamps for construction and fittings for electrical installations. Mine roof support anchors are sold to distributors and directly to mines, while specialty castings are sold to original equipment manufacturers.

              Although there continues to be a need for the highly engineered proprietary mine roof support products produced by this segment of the Company, changes in mining technology continue to decrease demand for mechanical anchoring systems. While mine roof supports continue to be a significant portion of this segment's business, additional business is being obtained in the contract castings market to offset further declines.

         Raw materials and outside services were readily available from domestic sources for all of the Company's segments during 1999 and are expected to be readily available in 2000 and the foreseeable future.

         Patent protection for the various product lines within the Company is limited, but is sufficient to enhance competitive positions. Foreign sales and license agreements are not significant.

         None of the Company's business segments are seasonal.

         The Company, across all its business segments, has increased its emphasis on customer service by fulfilling the rapid delivery requirements of our customers. As a result, investments in additional inventories are made on a selective basis.

         Customer lists for all business segments are broad-based geographically and by markets and sales are not highly concentrated by customer. No customer accounted for 10% or more of the Company's consolidated revenue for the year ended January 1, 2000.

         The dollar amount of the level of orders in the Company is believed to be firm as of fiscal year ended January 1, 2000 at $9,031,000, as compared to $8,355,000 at January 2, 1999.

         The Company encounters competition in all of its business segments. The Company has been successful in dealing with this competition by offering high quality diversified products with the flexibility of meeting customer needs on a timely basis. This is accomplished by effectively using internal engineering resources, cost effective manufacturing capabilities, expanding product lines through product development and acquisitions, national distributors and in-house sales personnel targeted to niche markets.

         Research and development expenditures in 1999 were $72,000 and represented less than 1% of gross revenues. In 1998 and 1997 they were $132,000 and $84,000, respectively. The projects involved mine roof fasteners and other malleable iron products, transportation and industrial hardware and locking device hardware.

         The average number of employees in 1999 was 525.

         (d) Financial Information about Foreign and Domestic Operations and Export Sales

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

         Financial information about foreign and domestic operations' net sales and identifiable assets found on page 20 of the Annual Report to Shareholders for the year ended January 1, 2000 is incorporated herein by reference.

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

         The Industrial Hardware Group includes the following:

         The Eberhard Manufacturing Division in Strongsville, Ohio owns 9.6 acres of land and a building containing 95,000 square feet, located in an industrial park. The building is steel frame, one-story, having curtain walls of brick, glass and insulated steel panel. The building has one high bay in which two units of automated warehousing are located. This facility will be expanded during 2000 to provide additional capacity for the Ashtabula acquisition and to accommodate additional business in the transportation and industrial hardware industries.

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

         The Custom Locks Group includes the following:

         The Illinois Lock Division leases land and a building containing 44,000 square feet in Wheeling, Illinois. The building is brick and located in an industrial park. A five-year lease option was exercised under favorable terms, effective July 1, 1995 and expiring June 30, 2000, with an option to renew for an additional five-year period under similar terms.

         The  CCL  Security   Products  Division  is  located  in  New  Britain,
  Connecticut where 26,000 square feet of a building is leased. The four storied building is of brick and stone construction. A monthly lease is in place.

         The World Lock Co. Ltd. subsidiary leases a brick and concrete building containing 7,870 square feet and is located in Taipei, Taiwan.

         The Metal Products Group consists of:

         The Frazer and Jones Division in Solvay, New York, owns 17.9 acres of land and buildings containing 205,000 square feet constructed for foundry use. These facilities are well adapted to handle the division's current and future casting requirements.

         All owned properties are free and clear of any encumbrances.

ITEM 3   LEGAL PROCEEDINGS

         The Registrant was a party to litigation concerning certain environmental claims relating to the Beacon Heights and Laurel Park landfills. On September 28, 1999, the United States District Court approved a consent decree relating to the landfills. Accordingly, there are no longer any pending actions or claims involving the Registrant with respect to these landfills. For information about the litigation, see Part II, Item 1 "Legal Proceedings" of the Registrants Form 10-Q for the quarterly period ended October 2, 1999.

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

ITEM 4   SUBMISSION OF MATTERS TO SHAREHOLDERS

         None

                                     PART II

  ITEM 5 MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         The portion of the 1999 Annual Report to Shareholders appearing on the inside cover under the heading "Common Stock Market Prices and Dividends" and
  on page 1 under the heading "Financial   Highlights"  is  incorporated  herein
  by reference.

  ITEM 6   SELECTED FINANCIAL DATA

         The   financial   data  on  page  24  of  the  1999  Annual  Report  to
  Shareholders, captioned "1999 - 1995 Summary of Operations" is incorporated herein by reference.

  ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following portions of the 1999 Annual Report to Shareholders are incorporated herein by reference:

         (a) All of the material in the President's Letter found on pages 2 and 3 of the Annual Report.

         (b) All of the material on pages 21 through 23 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations".

  ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         This portion of the 1999 Annual Report to Shareholders appearing on page 23 under the heading "Market Risk Disclosures" is incorporated herein by reference.

  ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the Registrant and its subsidiaries and report of independent auditors included on pages 7 through 20 of the Annual Report to Shareholders for the fiscal year ended January 1, 2000 are incorporated herein by reference as follows:

         (a)   Consolidated Balance Sheets - January 1, 2000 and January 2, 1999

         (b) Consolidated Statements of Income -- Fiscal years ended January 1, 2000, January 2, 1999 and January 3, 1998.

         (c) Consolidated Statements of Comprehensive Income -- Fiscal years ended January 1, 2000, January 2, 1999, and January 3, 1998.

         (d) Consolidated Statements of Shareholders' Equity -- Fiscal years ended January 1, 2000, January 2, 1999 and January 3, 1998.

         (e) Consolidated Statements of Cash Flows -- Fiscal years ended January 1, 2000, January 2, 1999 and January 3, 1998.

         (f)   Notes to Consolidated Financial Statements.

         (g)  Report of Ernst & Young LLP, Independent Auditors.

         Quarterly Results of Operations are incorporated herein by reference from the following portions of the 1999 Annual Report to Shareholders:

         (a) The portion of the 1999 Annual Report to Shareholders appearing on page 24 under the heading "Quarterly Results of Operations (unaudited)" is incorporated herein by reference.

         (b) Paragraphs 2, 3 and 4 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 21.

         (c) Paragraphs on page 23 under the caption "Impact of Inflation and Changing Prices."

         There are incorporated herein by reference, the portions of the Registrant's definitive proxy statement filed with the Commission pursuant to Regulation 14A since the close of its fiscal year, which involve Stock Options. This information appears on page 7, pages 9 and 10 and pages 12 through 14.

  ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

  ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         There are incorporated herein by reference the portions of the Registrant's definitive proxy statement filed with the Commission pursuant to Regulation 14A since the close of its fiscal year, which involve the election of Directors, the information appearing on pages 3 and 4 of said proxy statement, being the portion captioned "Item No. 1. Election of Directors" and the information appearing on page 8 of said proxy statement, being the portion captioned "Section 16(A) Beneficial Ownership reporting compliance." The Registrant's only Executive Officers are Leonard F. Leganza, President and Chief Executive Officer and John L. Sullivan III, Vice President and Treasurer.

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

  ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) There are incorporated herein by reference the portions of the Registrant's definitive proxy statement filed with the Commission pursuant to Regulation 14A since the close of its fiscal year, which involve the security ownership of certain beneficial shareholders, the information appearing on pages 6 and 7 of said proxy statement.

         (b) There are incorporated herein by reference the portions of the Registrant's definitive proxy statement filed with the Commission pursuant to Regulation 14A since the close of its fiscal year, which involve the security ownership of management, the information appearing on pages 6 and 7, 9 and 10 and 12 and 13 of said proxy statement.

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


         1 and 2. The response to this portion of Item 14 is submitted as a separate section of this report appearing on pages 13 and 14.

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

                                    (4) Rights  Agreement  entered  into between
                                    the Registrant and BankBoston  N.A. dated as
                                    of  August   6,  1998  and   Letter  to  all
                                    shareholders of the  Registrant,  dated July
                                    22, 1998  together  with Press Release dated
                                    July 22, 1998  describing  the  Registrant's
                                    redemption of  shareholders  Purchase Rights
                                    dated September 16, 1991 and the issuance of
                                    a new Purchase Rights dividend  distribution
                                    are   incorporated   by   reference  to  the
                                    Registrant's  Form 8-K  filed on  August  6,
                                    1998.

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

                                    (b) The Eastern Company 1989 Executive Stock
                                    Incentive  Plan  effective  as of April  26,
                                    1989   incorporated   by  reference  to  the
                                    Registrant's  Form  S-8  filed  on June  21,
                                    1989.

                                    (c) The Eastern Company 1995 Executive Stock
                                    Incentive  Plan  effective  as of April  26,
                                    1995   incorporated   by  reference  to  the
                                    Registrant's  Form S-8 filed on  February 7,
                                    1997.

                                    (d)  The  Eastern   Company   Directors  Fee
                                    Program  effective  as of  October  1,  1996
                                    incorporated    by    reference    to    the
                                    Registrant's  Form S-8 filed on  February 7,
                                    1997, as amended by Amendment  No.1 attached
                                    hereto  on  page  16  and  Amendment  No.  2
                                    attached hereto on page 17.

                                    (e) The Eastern Company 1997 Directors Stock
                                    Option Plan  effective as of  September  17,
                                    1997   incorporated   by  reference  to  the
                                    Registrant's  Form S-8 filed on January  30,
                                    1998, and Post-Effective Amendment No.1 to the Registrants Form S-8 filed on March 2, 2000.

                                    (f) Deferred  Compensation  Agreement  dated
                                    September 9, 1998 with Leonard F. Leganza is
                                    incorporated    by    reference    to    the
                                    Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1999.

                                    (g)   Supplemental   Retirement  Plan  dated
                                    September 9, 1998 with Leonard F. Leganza is
                                    incorporated    by    reference    to    the
                                    Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1999.

                                    (11)  Statements re computation of per share
                                    earnings are incorporated by reference on pages 9 and 13 of the 1999 Annual Report to Shareholders.

                                    (13)  1999 Annual Report to Shareholders
                                    attached hereto on page 18.

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

                                    (23)  Consent of independent auditors
                                    attached hereto on page 15.

                                    (27)  Financial Data Schedule attached
                                    hereto beginning on page 46.


         (b)  Reports on Form 8-K.

                There were no reports on Form 8-K filed during the last quarter of the fiscal year ended January 1, 2000.

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


  Dated March 29, 2000                        THE EASTERN COMPANY
                                              By /s/John L. Sullivan III
                                              -----------------------
                                              John L. Sullivan III
                                              Vice President and Treasurer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  /s/ Leonard F. Leganza                     March 29, 2000
  -------------------------
  Leonard F. Leganza
  Director, President
  and Chief Executive Officer

  /s/ John W. Everets                        March 29, 2000
  -------------------------
  John W. Everets
  Director

  /s/ Charles W. Henry                       March 29, 2000
  -------------------------
  Charles W. Henry
  Director

  /s/ David C. Robinson                      March 29, 2000
  -------------------------
  David C. Robinson
  Director

  /s/ Donald S. Tuttle, III                  March 29, 2000
  -------------------------
  Donald S. Tuttle III
  Director

                      The Eastern Company and Subsidiaries

                        Form 10-K-Item 14 (a) (1) and (2)

         Index to Financial Statements and Financial Statement Schedule

  The following consolidated financial statements of The Eastern Company and subsidiaries and report of independent auditors, included in the annual report of the Registrant to its shareholders for the fiscal year ended January 1, 2000 are incorporated by reference in Item 8:

         Report of Independent Auditors

         Consolidated Balance Sheets - January 1, 2000 and January 2, 1999

         Consolidated Statements of Income - Fiscal years ended January 1, 2000, January 2, 1999 and January 3, 1998

         Consolidated Statements of Comprehensive Income - Fiscal years ended January 1, 2000, January 2, 1999 and January 3, 1998

         Consolidated Statements of Shareholders' Equity - Fiscal years ended January 1, 2000, January 2, 1999 and January 3, 1998

         Consolidated Statements of Cash Flows - Fiscal years ended January 1, 2000, January 2, 1999 and January 3, 1998

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

                      The Eastern Company and Subsidiaries

                 Schedule II - Valuation and Qualifying accounts


  COL. A                               COL. B                 COL. C                                  COL. D          COL. E
                                       Balance at Beginning   ADDITIONS
  Description                          of  Period             (1)                 (2)
                                                              Charged to Costs    Charged to Other    Deductions -    Balance at End
                                                              and Expenses        Accounts-Describe   Describe        of Period
 ----------------------------------    --------------------   ----------------    -----------------   -------------   --------------
  Fiscal year ended January 1, 2000:
   Deducted from asset accounts:
    Allowance for doubtful accounts     $439,000              $88,212                                 $1,212  (a)     $526,000
                                        ========              =======                                 ========        ========
  Fiscal year ended January 2, 1999:
   Deducted from asset accounts:
    Allowance for doubtful accounts     $329,000              $136,304                                $26,304 (a)     $439,000
                                        ========              ========                                =======         ========
   Fiscal year ended January 3, 1998:
   Deducted from asset accounts:
    Allowance for doubtful accounts     $567,000              $365,779                                $603,779 (a)    $329,000
                                        ========              ========                                ========        ========

  (a) Uncollectible accounts written off, net of recoveries

                                                                  Exhibit 23 (a)

                         CONSENT OF INDEPENDENT AUDITORS

  We consent to the incorporation by reference in this Annual Report (Form 10-K) of The Eastern Company of our report dated February 1, 2000, included in the 1999 Annual Report to Shareholders of The Eastern Company.

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

  We also consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-29452) pertaining to The Eastern Company 1983 Stock Option Plan, the Registration Statement (Form S-8 No. 2-86285) pertaining to The Eastern Company 1989 Stock Option Plan, the Registration Statement (Form S-8 No. 333-21349) pertaining to The Eastern Company 1995 Executive Stock Incentive Plan, the Registration Statement (Form S-8 No. 333-21351) pertaining to The Eastern Company Directors Fee Program, and the Registration Statement (Form S-8 No. 333-45315) pertaining to The Eastern Company 1997 Directors Stock Option Plan of our report dated February 1, 2000, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedule included in this Annual Report (Form 10-K) of The Eastern Company.

  Hartford, Connecticut                                 /s/ERNST & YOUNG LLP
  March 29, 2000

                               AMENDMENT NO. 1 TO
                    THE EASTERN COMPANY DIRECTORS FEE PROGRAM

         The Eastern Company Directors Fee Program (the "Program") is hereby amended as follows, effective as of the date of adoption of this Amendment No.1:

         (1)  Section 2(f) of the  Program is  amended to read as follows:

         (f) Non-employee Director shall mean a director of The Eastern Company who is not an employee of the Company or any affiliate of the Company, and an emeritus director of The Eastern Company who is not an employee of the Company or any affiliate of the Company.

         (2) All section numbers and cross references thereto are appropriately amended to effectuate the intention of the foregoing amendment.


         Dated at Naugatuck, Connecticut  this 28th day of April, 1999.


         ATTEST:                             THE EASTERN COMPANY

         /s/ Donald E. Whitmore, Jr.         By /s/ Leonard F. Leganza
         --------------------------             ----------------------
         Donald E. Whitmore, Jr.                Leonard F. Leganza
         Its Secretary                          Its President

                               AMENDMENT NO. 2 TO
                    THE EASTERN COMPANY DIRECTORS FEE PROGRAM

         The Eastern Company Directors Fee Program (the "Program") is hereby amended as follows:

         (1) Effective as of January 1, 1998, Section 5(a) of the Program is amended to read as follows:

         (a) On or about the last day of each calendar year quarter, the Company shall issue to each Non-employee Director a number of shares of Eastern Common Stock equal to the Directors' Fees payable to the Non-employee Director for services performed on or after the date of the last previous issuance of shares of Eastern Common Stock under the Program and prior to the fifteenth (15th) day of the last month of the calendar year quarter, divided by the Fair Market Value of Eastern Common Stock as of the fifteenth (15th) day of the last month of the calendar year quarter.

         In addition, in the event a Non-employee Director becomes entitled to Directors' Fees for services performed on or after the fifteenth (15th)day of the last month of a calendar year quarter and on or prior to the last day of such calendar year quarter, the number of shares of Eastern Common Stock issuable to the Non-employee Director as a result of such services shall be calculated on the basis of the Fair Market Value of Eastern Common Stock as of the fifteenth (15th) day of the last month of such calendar year quarter, but such shares shall be issued on or about the last day of the following calendar year quarter.

         (2) Effective as of January 1, 1998, Section 5(c) of the Program is amended to read as follows:

         (b) Fractional shares of Eastern Common Stock shall not be issued to a Non-employee Director under the Program. In lieu of the issuance of a fractional share of Eastern Common Stock, such fractional share will be carried over and will be valued based on the Fair Market Value of Eastern Common Stock as of the next succeeding date as of which shares of Eastern Common Stock are valued under the Program. The value of such fractional share, as so determined, will then be added to the Directors' Fees otherwise payable on the basis of such Fair Market Value, and will be paid in shares of Eastern Common Stock in accordance with the provisions of this Section 5.

         (3) All section numbers and cross references thereto are appropriately amended to effectuate the Intention of the foregoing amendments.


         Dated at Naugatuck, Connecticut this 2nd day of February, 2000.


  ATTEST:                                THE EASTERN COMPANY

  /s/ Amanda Gordon                      By /s/ Leonard F. Leganza
  -----------------                         ----------------------
      Amanda Gordon                             Leonard F. Leganza
      Its Assistant Secretary                   Its President

                               The Eastern Company

                                  ANNUAL REPORT

                                      1999









                                [FRONT COVER]

                              [INSIDE FRONT COVER]


The Eastern Company

The Eastern Company is a 142 year old manufacturer of industrial hardware, custom locks and metal products--with seven operating locations in the USA, Canada, Mexico, Taiwan and China. 1999 marked 59 years of uninterrupted dividend payments and twelve consecutive quarters of increased earnings.


[PIE CHARTS USED TO ILLUSTRATE SALES AND EARNINGS]

SALES

38%      Industrial hardware
31%      Metal products
31%      Custom locks


EARNINGS

43%      Industrial hardware
25%      Metal products
32%      Custom locks




CASH DIVIDEND RATES
AND STOCK SPLITS

1999   --  10% increase,
           3 for 2 split
1998   --  15% increase
1997   --  13% increase
1992   --  9.5% increase
1991   --  12.5% increase,
           50% stock dividend
1988   --  12% increase,
           2 for 1 split

COMMON STOCK MARKET PRICES AND DIVIDENDS

The Company's Common Stock is traded on the American Stock Exchange (ticker symbol EML). High and low stock prices and dividends for the last two years were:

                                 1999                                         1998
                  -------------------------------------      ---------------------------------------
                     Sales Price         Cash Dividends          Sales Price          Cash Dividends
Quarter           High         Low         Declared          High          Low        Declared
                  -------------------------------------      ---------------------------------------
First            $17 1/4    $14 11/16       $.10            $16 15/16      12 1/2          $.09
Second            18 1/4     14              .11             19            15 15/16         .10
Third             19 1/2     15 3/4          .11             18 15/16      13 7/16          .10
Fourth            16 7/16    14 3/4          .11             17 3/4        13 11/16         .10

The above figures are adjusted to reflect a 3-for-2 stock split effective May
1999.

FINANCIAL HIGHLIGHTS

                                                         1999              1998*

Sales                                             $74,678,420        $70,749,529
Income Before Income Taxes                          9,894,011          8,723,467
Net Income                                          6,537,932          5,443,187
Income Per Share (basic)                                 1.80               1.49
Dividends Per Share                                       .43                .39
Book Value Per Share                                     9.21               7.81
Working Capital Per Share                                6.82               5.79

Capital Expenditures                                3,690,157          4,396,641
Depreciation and Amortization                       2,722,885          2,911,850
Number of Employees                                       525                511
Number of Stockholders                                    787                802

Average Shares Outstanding (basic)                  3,626,001          3,645,360


*Per share data retroactively adjusted to reflect a 3-for-2 stock split effective May 1999.



FINANCIAL RATIOS

                                                       1999                1998

Return on Investment                                     23%                 19%
Income Before Taxes as a % of Sales                      13%                 12%
Net Income as a % of Sales                                9%                  8%
Sales per Employee                               $   142,245        $    138,453
Net Income per Employee                          $    12,453        $     10,652
Current Ratio                                       4.4 to 1            3.8 to 1

                            PAGE 1 OF ANNUAL REPORT

The Eastern Company

To our Shareholders

Our company turned in another strong financial performance in 1999. We achieved record sales and net income for the third year in a row, and improved a number of key financial ratios. Sales increased by 6 percent to $74.7 million from $70.7 million in 1998, while net earnings grew 20 percent to $6.5 million ($1.80 per basic share) from $5.4 million ($1.49 per basic share) in the previous year.

We also did well on two measurements of importance to shareholders. Our return on shareholders' equity increased to 23 percent from 19 percent in 1998. And for the three-year period ending with 1999, total return to shareholders averaged a solid 24 percent per year--a figure that exceeds the total return for the Dow Jones Industrial Index for the same period.

                        [EARNINGS PER SHARE CHART HERE]

                 1996     1997    1998    1999
                 ----     ----    ----    ----
  1st QTR      ($0.05)   $0.15   $0.34   $0.40
  2nd QTR        0.09     0.20    0.36    0.44
  3rd QTR        0.12     0.27    0.39    0.46
  4th QTR        0.06     0.31    0.40    0.50


Last year's solid results were partly due to the strength of the diverse industries we serve. Our key markets are in the transportation, security, energy, electrical and electronics sectors, many of which have been--and are expected to remain-- growth areas of our economy.

An important factor contributing to our favorable results was the performance of the Eberhard Division, which is included in our Industrial Hardware Group. Besides having a vigorous product development program that introduced several new vehicular hardware products for the truck body and industrial equipment markets, Eberhard also benefited in 1999 from productivity improvements and cost cutting projects initiated over the past two years. We expect this division to play an increasingly important role in Eastern's future growth as it takes advantage of untapped opportunities in a broad range of new markets. Some of the hardware products that we will pursue for these new markets will be similar to our current core product lines while other products will represent a somewhat different direction for us. We envision more substantial growth opportunities in these new areas than in some of the more traditional markets we currently serve.

While our 1999 financial results reflect our short-term success in achieving various financial goals, they are not the only criteria that should be used to evaluate our company, for numbers often mean different things to different people. A more important consideration is the progress we have made--and continue to make--toward strengthening our position in industries and markets that are fundamental to the current and future needs of our society.

                            PAGE 2 OF ANNUAL REPORT

Our three business segments all design, manufacture and market products for original equipment manufacturers in a variety of industries. And our product lines--which range from specialty locks and latches to couplings, clamps and fittings to proprietary metal products--all have broad applications in machinery and equipment used throughout the economy. In many of these product areas, we are the low-cost producer. We also put a high priority on being able to provide our customers with product design and engineering services--something that customers desire but is not usually offered by our industry. Because of all these factors, we believe that Eastern remains favorably positioned for continuing growth. Moreover, Eastern is a sound company with a solid earnings record and a strong balance sheet. This will enable us to take advantage of growth opportunities, both through internal expansion and through acquisitions.

For example, Eastern recently acquired the Ashtabula Industrial Hardware Co. in Ashtabula, OH, the leading producer of proprietary hardware and activating mechanisms for school and courtesy bus doors. These new products are a natural adjunct to Eberhard's line of vehicular hardware, and we expect them to be a source of increasing revenue as this niche market grows. All three goals will contribute to maximizing shareholder value, which continues to be our foremost long-term priority. I am optimistic that the year 2000 will be another solid year for our company. I thank our shareholders for their support and confidence, and our employees and directors for their dedication and hard work.


/s/Leonard F. Leganza
Leonard F. Leganza
President and Chief Executive Officer



Year 2000 Goals

Management will focus on the following basic objectives in the coming year:

Continue to improve on financial and operating fundamentals-- particularly sales and earnings, return on investment, cash flow and new product development.

Sustain internal growth by developing new products for our traditional markets and using our strong product design abilities to enter allied markets.

Pursue strategic acquisitions, which often lead to faster growth than does internal expansion. Such initiatives must fit with the company's overall marketing and manufacturing plans besides being accretive to earnings.


[PHOTO OF SCHOOL BUS HERE]

A recent acquisition by Eastern will enable our Eberhard division to enter into the school bus hardware market.

                            PAGE 3 OF ANNUAL REPORT

The Eastern Company

The vast majority of goods, both consumer and industrial, are now transported by trucks along our highways. Eastern Company's Eberhard Division (located in Cleveland, OH, and Ontario, Canada) is one of the country's leading designers and producers of latches, locking devices, hinges and other security hardware for the trucking industry. Whether it be for a giant trailer truck, a moving van, a hospital van or a school bus, Eberhard custom security hardware is usually specified. Eberhard also manufactures locks, latches and hardware for off-road construction and farming vehicles; for other types of heavy equipment; and for pickup trucks and sport utility vehicles, a market that has been growing rapidly.

Eberhard's broad line of security hardware also is used throughout the rest of the country's industrial sector. Eberhard latches and locking mechanisms secure the housings, access panels and doors of numerous types of equipment and controls. Many of these security products have considerable growth potential in other market areas that we have targeted, such as bus and boat manufacturing.



INDUSTRIAL  HARDWARE
--------------------
passenger  restraint locks
slam & draw  latches
dead bolt latches
compression latches
cam-type vehicular locks
hinges

Sales                                       38%

                            PAGE 4 OF ANNUAL REPORT

In recent years, growing concern about the security and privacy of individuals and businesses has significantly increased the demand for specialty locks. It is this niche market that Eastern Company addresses through its Illinois Lock (Wheeling, IL) and CCL Security Products (New Britain, CT) divisions as well as through its two operating locations in China and Taiwan.

To meet the ever-changing demand for new and better locking solutions, these four operations design and produce a broad line of mechanical and electrical-switch locks -- both combination and key-activated. Our custom locks have hundreds of diverse applications -- on vending and gaming machines, on computers and other electronic equipment, on office and laboratory cabinets, on coin boxes at laundromates, in luggage, on motorcycles and in many other types of equipment we encounter every day.



CUSTOM LOCKS
------------
cabinet locks
cam locks
electric switch locks
tubular key locks
combination padlocks

Sales              31%

                            PAGE 5 OF ANNUAL REPORT

The Eastern Company

Our Frazer & Jones Division has become one of the country's most efficient and automated producers of small-size castings. For decades, this operation, which is located in Syracuse, NY, has been the dominant producer of proprietary metal anchoring devices that help support the roofs of underground coal mines in North America. Coal constitutes by far the largest portion of the fossil fuel reserves in the United States and is currently being consumed at a record rate. Although underground coal mining activity can fluctuate due to weather patterns and environmental issues as well as the effect of alternate mining processes, it remains a vital part of the economy. We expect it to continue to account for an important part of Frazer & Jones's revenue.

A growing share of the division's output consists of metal castings produced for industrial companies that represent major sectors of the economy. Typical applications are couplers for brake systems on railroad cars, adjustable clamps and gas fittings used in the construction industry, guy hooks and beam clamps for the electrical industry and steering column parts for automobiles.



METAL PRODUCTS
--------------
mine roof support anchors
steering column yokes
couplers for braking systems
adjustable clamps for construction
fittings for electrical installations

Sales             31%

                            PAGE 6 OF ANNUAL REPORT

REPORT OF ERNST & YOUNG LLP,
Independent Auditors



THE BOARD OF DIRECTORS
THE EASTERN COMPANY


We have audited the accompanying consolidated balance sheets of The Eastern Company as of January 1, 2000 and January 2, 1999, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended January 1, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Eastern Company at January 1, 2000 and January 2, 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 1, 2000, in conformity with accounting principles generally accepted in the United States.

                                                       /s/Ernst & Young LLP

Hartford, Connecticut
February 1, 2000

                            PAGE 7 OF ANNUAL REPORT

The Eastern Company

CONSOLIDATED BALANCE SHEETS
January 1, 2000 and January 2, 1999


ASSETS                                                                                             1999               1998
Current Assets
   Cash and cash equivalents                                                                  $    5,940,190     $    4,789,901
   Accounts receivable, less allowances of $526,000 in 1999 and $439,000 in 1998                   9,321,653          8,572,700
   Inventories:
     Raw materials and component parts                                                             5,292,595          4,902,822
     Work in process                                                                               4,595,132          3,762,179
     Finished goods                                                                                4,152,536          4,113,109
                                                                                                  ----------         ----------
                                                                                                  14,040,263         12,778,110
   Prepaid expenses and other                                                                      1,465,606          1,412,683
   Deferred income taxes                                                                           1,179,900          1,182,300
                                                                                                  ----------         ----------
Total Current Assets                                                                              31,947,612         28,735,694

Property, Plant and Equipment
   Land                                                                                              215,925            221,854
   Building                                                                                        5,653,078          4,402,340
   Machinery and equipment                                                                        23,255,830         22,716,877
   Accumulated depreciation                                                                      (12,759,995)       (12,307,918)
                                                                                                 -----------        -----------
                                                                                                  16,364,838         15,033,153
Other Assets
   Goodwill, less accumulated amortization of $38,088 in 1999 and $35,166 in 1998                      7,023              9,945
   Patents, technology, licenses and trademarks, less accumulated amortization
     of $1,688,861 in 1999 and $1,397,648 in 1998                                                  1,585,513          1,704,369
   Prepaid pension cost                                                                            4,980,689          4,567,282
   Other assets                                                                                        8,717             21,272
                                                                                                  ----------         ----------
                                                                                                   6,581,942          6,302,868
                                                                                                  ----------         ----------
                                                                                              $   54,894,392     $   50,071,715
                                                                                              ==============     ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                                                           $    3,467,058     $    3,015,259
   Accrued compensation                                                                            1,903,804          2,057,235
   Other accrued expenses                                                                          1,570,009          2,469,480
   Current portion of long-term debt                                                                 272,367             72,878
                                                                                                  ----------         ----------
Total Current Liabilities                                                                          7,213,238          7,614,852
Deferred income taxes                                                                              2,927,000          2,546,200
Long-term debt                                                                                     8,565,027          8,551,512
Accrued postretirement benefits                                                                    2,789,314          2,873,249
Shareholders' Equity
   Voting Preferred Stock, no par value: Authorized and unissued: 1,000,000 shares
   Nonvoting Preferred Stock, no par value: Authorized and unissued: 1,000,000 shares
   Common Stock, no par value:
     Authorized: 25,000,000 shares

     Issued: 3,647,942 shares in 1999 and 3,632,663 shares in 1998;
       excluding shares held in treasury of 1,621,572 in 1999 and 1,572,716 in 1998                1,154,147          1,465,360
   Retained earnings                                                                              33,175,227         28,210,340
   Unearned compensation                                                                            (211,406)          (359,531)
   Accumulated other comprehensive loss-currency translation                                        (718,155)          (830,267)
                                                                                                  ----------         ----------
Total Shareholders' Equity                                                                        33,399,813         28,485,902
                                                                                                  ----------         ----------
                                                                                              $   54,894,392     $   50,071,715
                                                                                              ==============     ==============

See notes to consolidated financial statements.

                            PAGE 8 OF ANNUAL REPORT

CONSOLIDATED STATEMENTS OF INCOME

Fiscal Years Ended January 1, 2000, January 2, 1999 and January 3, 1998

                                                                                1999               1998                1997
Net sales                                                                  $  74,678,420       $  70,749,529      $  67,331,422
Other income                                                                     296,985             181,466            139,116
                                                                              ----------          ----------         ----------
                                                                              74,975,405          70,930,995         67,470,538
Costs and expenses
   Cost of products sold                                                      52,459,895          49,469,844         48,779,527
   Selling and administrative                                                 11,975,508          12,188,613         12,586,893
   Interest                                                                      645,991             549,071            296,592
                                                                              ----------          ----------         ----------
                                                                              65,081,394          62,207,528         61,663,012
                                                                              ----------          ----------         ----------
Income before income taxes                                                     9,894,011           8,723,467          5,807,526
Income taxes                                                                   3,356,079           3,280,280          2,084,996
                                                                              ----------          ----------         ----------
Net income                                                                 $   6,537,932       $   5,443,187     $    3,722,530
                                                                           =============       =============     ==============
Earnings per Share
   Basic                                                                      $   1.80            $  1.49              $  .93
   Diluted                                                                    $   1.75            $  1.43              $  .92


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
Fiscal Years Ended January 1, 2000, January 2, 1999 and January 3, 1998

                                                                                1999               1998                1997
Net income                                                                 $   6,537,932       $   5,443,187      $    3,722,530
Other comprehensive gain/(loss) - Currency translation                           112,112            (267,056)            (80,148)
                                                                              ----------          ----------
Comprehensive income                                                       $   6,650,044       $   5,176,131      $    3,642,382
                                                                           =============       =============

See notes to consolidated financial statements.


                            PAGE 9 OF ANNUAL REPORT

The Eastern Company

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Fiscal Years Ended January 1, 2000, January 2, 1999 and January 3, 1998

                                                                                                                     Accumulated
                                                                                                                        Other
                                                                                                                    Comprehensive
                                                                Common           Retained          Unearned        Loss - Currency
                                                                 Stock           Earnings        Compensation        Translation
Balances at December 28, 1996                                 $   8,272,614     $  21,765,893    $    (200,938)    $    (483,063)
   Net income                                                            --         3,722,530               --                --
   Cash dividends declared, $.32 per share                               --        (1,267,529)              --                --
   Purchase of 331,190 shares of Common Stock
     for treasury                                                (3,421,825)               --               --                --
   Issuance of 105,439 shares of Common Stock
     upon the exercise of stock options                             721,656                --               --                --
   Issuance of 7,313 shares of Common Stock
     for director fees                                               75,201                --               --                --
   Issuance of 33,750 shares of Common Stock
     for restricted stock awards                                    405,469                --         (405,469)               --
   11,250 shares of Common Stock earned under
     restricted stock award program                                  25,312                --          113,438                --
   Currency translation adjustment                                       --                --               --           (80,148)
                                                                 ----------        ----------       ----------        ----------
Balances at January 3, 1998                                       6,078,427        24,220,894         (492,969)         (563,211)
   Net income                                                            --         5,443,187               --                --
   Cash dividends declared, $.39 per share                               --        (1,429,474)
   Redemption of stock rights                                            --           (24,267)              --                --
   Purchase of 325,046 shares of Common Stock
     for treasury                                                (5,455,231)               --               --                --
   Issuance of 58,875 shares of Common Stock
     upon the exercise of stock options                             570,591                --               --                --
   Issuance of 5,449 shares of Common Stock
     for director fees                                               85,817                --               --                --
   Issuance of 3,750 shares of Common Stock
     for restricted stock awards                                     55,937                --          (55,937)               --
   18,750 shares of Common Stock earned
     under restricted stock award program                           129,819                --          189,375                --
   Currency translation adjustment                                       --                --               --          (267,056)
                                                                 ----------        ----------       ----------        ----------
Balances at January 2, 1999                                       1,465,360        28,210,340         (359,531)         (830,267)
   Net income                                                            --         6,537,932               --                --
   Cash dividends declared, $.43 per share                               --        (1,573,045)              --                --
   Purchase of 48,857 shares of Common Stock
     for treasury                                                  (783,260)               --               --                --
   Issuance of 69,825 shares of Common Stock
     upon the exercise of stock options                             538,705                --               --                --
   Issuance of 5,561 shares of Common Stock
     for director fees                                               81,467                --               --                --
   11,250 shares of Common Stock cancelled under
     restricted stock award program                                (148,125)               --          148,125                --
   Currency translation adjustment                                       --                --               --           112,112
                                                                 ----------        ----------       ----------        ----------
Balances at January 1, 2000                                   $   1,154,147     $  33,175,227    $    (211,406)    $    (718,155)
                                                              =============     =============    =============     =============

See notes to consolidated financial statements.

                            PAGE 10 OF ANNUAL REPORT

CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years Ended January 1, 2000, January 2, 1999 and January 3, 1998

                                                                                1999                1998                1997
OPERATING ACTIVITIES
Net Income                                                                $    6,537,932      $    5,443,187      $   3,722,530
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                             2,722,885           2,911,850          2,978,250
     Loss (gain) on sales of equipment and other assets                            1,129             (86,872)            (4,618)
     Provision for doubtful accounts                                              87,808             136,304            370,755
     Deferred income taxes                                                       383,200            (101,600)          (106,300)
     Issuance of Common Stock for directors' fees                                 81,467              85,817             75,201
     Compensation related to earned contingent
       shares of Common Stock                                                         --             319,194            138,750
     Changes in operating assets and liabilities:
       Accounts receivable                                                      (782,864)            375,957         (2,181,557)
       Inventories                                                            (1,153,634)           (548,041)        (1,612,166)
       Prepaid expenses and other                                                (47,657)            (28,788)          (358,019)
       Prepaid pension cost                                                     (413,407)           (349,677)          (200,206)
       Other assets                                                             (200,028)            (69,144)          (313,827)
       Accounts payable                                                          415,737            (460,777)         1,557,083
       Accrued compensation                                                     (162,928)            649,745            576,064
       Other accrued expenses                                                 (1,064,785)            (26,104)         1,546,392
                                                                              ----------          ----------         ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                      6,404,855           8,251,051          6,188,332

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                    (3,690,157)         (4,396,641)        (2,230,113)
Proceeds from sales of equipment and other assets                                  7,538             301,996             54,497
                                                                              ----------          ----------         ----------
Net cash used by investing activities                                         (3,682,619)         (4,094,645)        (2,175,616)

FINANCING ACTIVITIES
Proceeds from line of credit                                                          --           5,000,000          2,000,000
Payments on line of credit                                                            --                  --         (2,000,000)
Proceeds from issuance of long-term debt                                       2,471,870              67,120                 --
Principal payments on long-term debt                                          (2,265,721)           (159,114)          (116,831)
Proceeds from sales of Common Stock                                              538,705             570,591            721,656
Purchases of Common Stock for treasury                                          (783,260)         (5,455,231)        (3,421,825)
Redemption of stock rights                                                            --             (24,267)                --
Dividends paid                                                                (1,573,045)         (1,429,474)        (1,267,529)
                                                                              ----------          ----------         ----------
NET CASH USED BY FINANCING ACTIVITIEs                                         (1,611,451)         (1,430,375)        (4,084,529)

Effect of exchange rate changes on cash                                   $       39,504      $      (47,419)     $     (85,929)
                                                                              ----------          ----------         ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           1,150,289           2,678,612           (157,742)

Cash and cash equivalents at beginning of year                                 4,789,901           2,111,289          2,269,031
                                                                              ----------          ----------         ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $    5,940,190      $    4,789,901      $   2,111,289
                                                                          ==============      ==============      =============

See notes to consolidated financial statements.

                            PAGE 11 OF ANNUAL REPORT

The Eastern Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. OPERATIONS

The operations of The Eastern Company (the Company) consist of three business segments. The industrial hardware segment produces latching devices for use on industrial equipment and instrumentation as well as a broad line of proprietary hardware designed for truck bodies and other vehicular type equipment. The custom locks segment manufactures and markets a broad range of locks for traditional general purpose security applications. This segment also produces specialized locks for firearms, soft luggage, coin-operated vending and gaming equipment and electric and computer peripheral components. The metal products segment consists of a foundry which produces anchoring devices used in supporting the roofs of underground coal mines. This segment also manufactures specialty products which serve the construction, automotive and electrical industries.

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

INVENTORIES

Inventories are valued generally at the lower of cost, determined by the last-in, first-out (LIFO) method, or market. Current cost exceeded the LIFO carrying value by approximately $2,827,000 at January 1, 2000 and $2,769,000 at January 2, 1999.

PROPERTY, PLANT AND EQUIPMENT AND RELATED  DEPRECIATION

Property, plant and equipment (including equipment under a capital lease) are stated on the basis of cost. Depreciation ($2,387,077 in 1999, $2,539,547 in 1998 and $2,597,806 in 1997) is computed generally using the straight-line method based on the estimated useful lives of the assets.

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

                            PAGE 12 OF ANNUAL REPORT

PRODUCT DEVELOPMENT COSTS

Product development costs, charged to expense as incurred, were $71,867 in 1999; $131,857 in 1998 and $84,290 in 1997.

ADVERTISING COSTS

The Company expenses advertising costs as incurred. Advertising costs were $491,008 in 1999, $421,018 in 1998 and $442,965 in 1997.

STOCK SPLIT AND EARNINGS PER SHARE

On March 12, 1999, the Company announced a three-for-two stock split of the Company's shares of Common Stock with any fractional shares created payable in cash. In connection therewith the Company's Common Stock purchase rights (see note 5) have also been adjusted to reflect the stock split. The effect of this stock split has been applied retroactively and all applicable previously presented shares and per share amounts have been restated.

The denominators used in the earnings per share computations follow:

                                                            1999              1998            1997
                                                            ----              ----            ----
BASIC:
Weighted average shares outstanding                      3,644,751         3,675,360         4,032,272
Contingent shares outstanding                              (18,750)          (30,000)          (45,000)
                                                           -------           -------           -------
Denominator for basic earnings per share                 3,626,001         3,645,360         3,987,272
                                                         =========         =========         =========
DILUTED:
Weighted average shares outstanding                      3,644,751         3,675,360         4,032,272
Contingent shares outstanding                              (18,750)          (30,000)          (45,000)
Dilutive stock options                                     112,898           153,942            59,730
                                                           -------           -------            ------
Denominator for diluted earnings per share               3,738,899         3,799,302         4,047,002
                                                         =========         =========         =========


3. CONTINGENCIES

In 1999, all litigation relating to environmental matters was settled without any material impact on financial condition, operating results or cash flows. The aggregate provision for losses related to these and other contingencies arising in the ordinary course of business was not material to operating results for any year presented. The aggregate liability for all contingencies is approximately $100,000 and $450,000 as of January 1, 2000 and January 2, 1999, respectively, and is included in current liabilities under the caption, "Other accrued expenses". Although possible, no significant change in these estimated liabilities is contemplated.

4. DEBT

Debt consists of:                                                                                     1999              1998
   Note payable with interest at the LIBOR rate plus one and thirty-five hundredths percentage  points  and  payable in  quarterly  installments  of  $425,000 through December 2005 (In 1999 the Company paid $2,000,000 of principal
      on this note prior to its scheduled maturity.)                                             $   6,500,000    $    8,500,000

   Capital lease obligation with interest at 4.99% and payable in monthly installments
      of $21,203 through April 2009                                                                  1,895,394                --

   Other                                                                                               442,000           124,390
                                                                                                    ----------        ----------
                                                                                                     8,837,394         8,624,390
   Less current portion                                                                                272,367            72,878
                                                                                                    ----------        ----------
                                                                                                 $   8,565,027    $    8,551,512
                                                                                                 =============    ==============

The Company paid interest of $642,330 in 1999; $485,621 in 1998 and $248,314 in 1997.

The Company has a loan agreement (the Loan Agreement) with a bank; outstanding borrowing thereunder as of January 1, 2000 was $6,500,000. The Loan Agreement also provides for a line of credit of $5,000,000 with a quarterly commitment fee of 1 1/48% on the unused portion. The line of credit expires July 1, 2001 but may be renewed annually thereafter. Interest on amounts borrowed under the line of credit bear interest at either the "base rate", as defined or LIBOR plus 1 1 1/44 percentage points. There were no borrowings under the line of credit portion of the Loan Agreement as of January 1, 2000.

In 1999, the Company borrowed $2,000,000 to finance specific building improvements and equipment acquisitions. The borrowing was structured in the form of a lease classified as a capital lease obligation. The lease obligation is collateralized by a security interest in the equipment referred to above and a $900,000 letter of credit.

                            PAGE 13 OF ANNUAL REPORT

The Eastern Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. DEBT (continued)

Collectively, under the covenants of the Loan Agreement and capital lease obligation, the Company is, among other things, prohibited from disposing of substantially all its assets and from merging or consolidating, and is required to maintain certain financial ratios.

As of January 1, 2000 scheduled annual principal maturities of long-term debt, including capital lease obligations, for each of the next five years follow:
2000 - $272,367; 2001 - $1,980,718;  2002 - $1,989,496;  2003 - $1,998,722;  and
2004 - $1,906,419.

In connection with the Company's cash management program,compensating balances (approximately $440,000 as of January 1, 2000) are required to be maintained.

5. STOCK RIGHTS

The Company has a rights plan. At January 1, 2000 there were 3,647,942 stock rights outstanding under the plan. Each right may be exercised to purchase one share of the Company's Common Stock at an exercise price of $80, subject to adjustment to prevent dilution.

The rights generally become exercisable ten days after an individual or group acquires 10% of the Company's outstanding common shares or after commencement or announcement of an offer for 10% or more of the Company's Common Stock. The stock rights, which do not have voting privileges, expire on July 22, 2008, and may be redeemed by the Company at a price of $.01 per right at any time prior to their expiration. In the event that the Company was to be acquired in a merger or other business combination transaction, provision shall be made so that each holder of a right shall have the right to receive, upon exercise thereof at the then current exercise price, that number of shares of common stock of the surviving company which at the time of such transaction would have a market value of two times the exercise price of the right.

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

At January 1, 2000, 3,750 shares of the Company's unissued Common Stock were reserved for options under its 1983 Incentive Stock Option Plan. Changes in stock options under this plan follow:

                                                1999                          1998                         1997
                                        --------------------         ---------------------         ---------------------
                                                    Weighted                      Weighted                      Weighted
                                                     Average                       Average                       Average
                                                    Exercise                      Exercise                      Exercise
                                        Options       Price          Options        Price          Options       Price
                                        --------------------         ---------------------         ---------------------
Outstanding, beginning of year           18,750       $6.25            33,750      $6.25            44,460       $6.23
Exercised                               (15,000)      $6.25           (15,000)     $6.25           (10,710)      $6.17
                                        -------                       -------                      -------
Outstanding, end of year                  3,750       $6.25            18,750      $6.25            33,750       $6.25
                                        =======                       =======                      =======
Exercisable, end of year:
   At $6.25                               3,750                        18,750                       33,750



                            PAGE 14 OF ANNUAL REPORT

At January 1, 2000, 70,517 shares of the Company's unissued Common Stock were reserved for options under its 1989 Incentive Stock Option Plan. In 1999, 25,258 options, which had not been granted, expired. Changes in stock options under this plan follow:

                                                      1999                         1998                         1997
                                              --------------------        ---------------------         --------------------
                                                          Weighted                     Weighted                     Weighted
                                                           Average                      Average                      Average
                                                          Exercise                     Exercise                     Exercise
                                              Options       Price         Options        Price          Options      Price
                                              --------------------        ---------------------         --------------------
Outstanding, beginning of year                 125,342    $   8.63        139,575       $  8.13          181,805      $ 6.67
Granted                                             --          --          7,142       $ 14.00           52,500      $10.77
Exercised                                      (54,825)   $   6.08        (21,375)      $  7.11         (94,730)      $ 6.79
                                               -------                    -------                        -------
Outstanding, end of year                        70,517    $  10.62        125,342       $  8.63          139,575      $ 8.13
                                               =======                    =======                        =======
Exercisable, end of year:
  At $6.05                                          --                     47,325                         47,325
  At $6.25                                       3,000                     10,500                         15,000
  At $7.33                                          --                         --                         16,875
  At $8.17                                       7,875                      7,875                          7,875
  At $9.92                                      30,000                     30,000                         30,000
  At $11.92                                     22,500                     22,500                         22,500
  At $14.00                                      7,142                      7,142                             --


At January 1, 2000, 345,000 shares of the Company's unissued Common Stock were reserved for options and awards under its 1995 Incentive Stock Option Plan. Changes in stock options and restricted stock awards under this plan follow:


                                                                                 Stock Options
                                                            1999                      1998                      1997
                                                   --------------------       --------------------       --------------------
                                                               Weighted                   Weighted                   Weighted
                                                                Average                    Average                    Average
                                                               Exercise                   Exercise                   Exercise
                                                    Options      Price        Options       Price        Options       Price
                                                   --------------------       --------------------       --------------------
Outstanding, beginning of year                        75,358     $12.96         37,500       $11.92            --           --
Granted                                              132,500     $15.56         37,858       $14.00        37,500       $11.92
Outstanding, end of year                             207,858     $14.62         75,358       $12.96        37,500       $11.92
Exercisable, end of year:
   At $11.92                                          37,500                    37,500                     37,500
   At $14.00                                          37,858                    37,858                         --
   At $15.25                                         120,000                        --                         --
   At $18.50                                          12,500                        --                         --


                                                                                  Stock Awards
                                                           1999                       1998                      1997
                                                     --------------------      --------------------       --------------------
                                                                Weighted                   Weighted                  Weighted
                                                                 Average                    Average                   Average
                                                               Fair Value                 Fair Value                Fair Value
                                                               at Date of                 at Date of                at Date of
                                                     Awards       Grant        Awards        Grant        Awards       Grant
                                                     --------------------      --------------------       --------------------
Outstanding, beginning of year                        30,000      $11.99        45,000       $10.95         22,500    $  8.93
Granted                                                   --          --         3,750       $14.92         33,750     $12.01
Cancelled                                            (11,250)     $13.17            --          --              --         --
Earned                                                    --          --       (18,750)      $10.10        (11,250)    $10.09
                                                     -------                   -------                     -------
Outstanding, end of year                              18,750      $11.28        30,000       $11.99         45,000     $10.95
                                                     =======                   =======                     =======


                            PAGE 15 OF ANNUAL REPORT

The Eastern Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. STOCK OPTIONS AND AWARDS (continued)

At January 2, 2000, 302,500 shares of the Company's unissued Common Stock were reserved for options under its 1997 Incentive Stock Option Plan. In 1999 this plan was amended to increase the number of options which may be granted by 100,000. Changes in stock options under this plan follow:

                                                            1999                      1998                      1997
                                                    ---------------------      --------------------      --------------------
                                                                 Weighted                 Weighted                   Weighted
                                                                  Average                  Average                    Average
                                                                 Exercise                 Exercise                   Exercise
                                                    Options        Price       Options      Price        Options       Price
                                                    ---------------------      --------------------      --------------------
Outstanding, beginning of year                       187,500     $11.55        135,000      $9.92              --         --
Granted                                               62,500     $15.25         75,000     $14.00         135,000      $9.92
Exercised                                                 --         --        (22,500)     $9.92              --         --
                                                     -------                   -------                    -------
Outstanding, end of year                             250,000     $12.48        187,500     $11.55         135,000       9.92
                                                     =======                   =======                    =======
Exercisable, end of year:
   At $9.92                                          112,500                   112,500                    135,000
   At $14.00                                          75,000                    75,000                         --
   At $15.25                                          62,500                        --                         --

Compensation expense for stock options is recognized under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. As such, no expense is recognized if, at the date of grant, the exercise price of the option is at least equal to the fair market value of the Company's Common Stock. Compensation expense for restricted stock awards granted is recognized when earned based on the achievement of targeted annual operating results through December 31, 2000. Compensation expense related to stock awards of $319,194 in 1998 and $138,750 in 1997 was required to be recognized. No expense was required to be recognized in 1999.

If stock options were accounted for using the fair value method under FASB Statement No. 123, Accounting for Stock Based Compensation, net income, basic earnings per share and diluted earnings per share would have been $5,857,372, $1.62, and $1.57, respectively in 1999; $5,247,825, $1.44, and $1.38, respectively in 1998 and $3,454,430, $.87 and $.85, respectively in 1997. In connection therewith, fair value was estimated using the "Black Scholes" method referred to in FASB Statement No. 123 with the following weighted-average assumptions:

                                                1999         1998         1997
                                                ----         ----         ----
     Risk free interest rate                    6.50%        4.65%        5.62%
     Expected volatility                        0.322        0.223        0.164
     Expected option life                      5 years      5 years      5 years
     Weighted-average dividend yield            2.6%         2.9%         3.34%


7. INCOME TAXES

Deferred income taxes are provided on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and those for income tax reporting purposes. Deferred income tax liabilities (assets) relate to:

                                                              1999               1998                1997
                                                              ----               ----                ----
   Property, plant and equipment                        $   2,239,000       $   2,105,100      $  2,054,700
   Pension accruals                                         1,942,400           1,781,100         1,640,600
   Other                                                      125,600              56,600           275,100
                                                            ---------           ---------         ---------
     Total deferred income tax liabilities                  4,307,000           3,942,800         3,970,400
   Other postretirement benefits                           (1,087,900)         (1,120,600)       (1,075,100)
   Inventories                                               (516,300)           (422,900)         (288,800)
   Allowance for doubtful accounts                           (189,900)           (160,800)         (120,000)
   Accrued compensation                                      (340,900)           (364,700)         (304,700)
   Accrual for contingencies                                  (39,000)           (112,500)         (408,500)
   Other                                                     (385,900)           (397,400)         (307,800)
                                                            ---------           ---------         ---------
   Total deferred income tax assets                        (2,559,900)         (2,578,900)       (2,504,900)
                                                            ---------           ---------         ---------
     Net deferred income tax liabilities                $   1,747,100       $   1,363,900      $  1,465,500
                                                        =============       =============      ============

                            PAGE 16 OF ANNUAL REPORT

Income before income taxes consists of:

                                 1999                1998               1997

   Domestic                 $   8,646,360       $   7,520,617      $  5,107,701
   Foreign                      1,247,651           1,202,850           699,825
                                ---------           ---------         ---------
                            $   9,894,011       $   8,723,467      $  5,807,526
                            =============       =============      ============

Income taxes follow:             1999               1998               1997
   Current:
     Federal                $   2,392,200       $   2,526,414      $  1,749,800
     Foreign                      220,879             411,166           170,996
     State                        359,800             444,300           270,500
   Deferred                       383,200            (101,600)         (106,300)
                                ---------           ---------         ---------
                            $   3,356,079       $   3,280,280      $  2,084,996
                            =============       =============      ============

A reconciliation of income taxes computed using the U.S. federal statutory rate to those reflected in operations follows:

                                                            1999                        1998                      1997
                                                   Amount       Percent         Amount       Percent       Amount      Percent
Income taxes using

   U.S. federal statutory rate                  $   3,364,000     34%        $  2,966,000      34%      $   1,974,600     34%
State income taxes, net of federal benefit            271,400      3              286,600       3             166,100      3
U.S. tax on foreign income                           (203,300)    (2)            (203,400)     (2)            (66,900)    (1)
Other--net                                            (76,021)    (1)             231,080       3              11,196     --
                                                    ---------     --            ---------      --           ---------     --
                                                $   3,356,079     34%        $  3,280,280      38%      $   2,084,996     36%
                                                =============     ==         ============      ==       =============     ==


Total income taxes paid were $3,560,889 in 1999, $2,911,595 in 1998 and $1,872,699 in 1997.

United States income taxes have not been provided on the undistributed earnings of foreign subsidiaries ($3,523,548 at January 1, 2000) because such earnings are intended to be reinvested abroad indefinitely or repatriated only when substantially free of such taxes.

8. LEASES

The Company leases certain equipment and buildings under operating lease arrangements. Certain leases contain renewal options for periods ranging from one to ten years.

Future minimum payments under operating leases with initial or remaining terms in excess of one year during each of the next five years follow:

                                2000        $     304,007
                                2001              304,007
                                2002              304,007
                                2003              304,007
                                2004              304,007
                                                ---------
                                            $   1,520,035
                                            =============

Rent expense for all operating leases was $301,330 in 1999, $290,892 in 1998 and $288,178 in 1997.

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

                            PAGE 17 OF ANNUAL REPORT

The Eastern Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. RETIREMENT BENEFIT PLANS (continued)

Significant disclosures relating to these benefit plans follow:

                                                                 Pension Benefits                 Postretirement Benefits
                                                             1999              1998               1999               1998
                                                          -------------------------------      -------------------------------
   CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                $ (29,561,475)    $ (25,004,296)      $ (2,593,502)    $ (2,829,786)
   Change due to availability of final
    actual assets and census data                            (37,248)           13,568           (107,779)          90,422
   Plan amendment (a)                                             --          (853,130)               --               --
   Service cost                                             (785,095)         (707,063)           (70,970)         (89,536)
   Interest cost                                          (1,993,294)       (1,860,284)          (182,370)        (202,790)
   Actuarial (loss) gain                                    (505,348)       (3,091,609)                --          368,756
   Benefits paid                                           2,000,406         1,941,339            191,990           69,432
                                                           ---------         ---------          ---------        ---------
Benefit obligation at end of year                      $ (30,882,054)    $ (29,561,475)      $ (2,762,631)    $ (2,593,502)
                                                       =============     =============       ============     ============
   CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year         $  34,218,707     $  32,528,335       $    812,339     $    819,179
   Change due to availability of final
    actual assets and census data                                 --                --            (16,156)         (66,215)
   Actual return on plan assets                            3,405,582         3,631,711             71,467           67,405
   Employer contributions                                     87,120                --                 --               --
Benefits paid                                             (2,000,406)       (1,941,339)            (4,208)          (8,030)
                                                          ----------        ----------          ---------           ------
Fair value of plan assets at end of year               $  35,711,003     $  34,218,707       $    863,442     $    812,339
                                                       =============     =============       ============     ============

Funded status-over (under)                             $   4,828,949     $   4,657,232       $ (1,899,189)    $ (1,781,163)
Unrecognized prior service cost                              854,245           979,865           (164,500)        (185,589)
Unrecognized net actuarial loss (gain)                       675,402           476,975           (725,625)        (906,497)
Unrecognized net asset at transition                      (1,377,907)       (1,546,790)                --               --
                                                          ----------        ----------         ----------       ----------
Prepaid (accrued) benefit costs                        $   4,980,689     $   4,567,282       $ (2,789,314)    $ (2,873,249)
                                                       =============     =============       ============     ============

(a) A plan was amended to increase benefits for specified retired participants.

All of the plans' assets at January 1, 2000 and January 2, 1999 are invested in listed stocks and bonds and pooled investment funds, including 430,874 shares of the Common Stock of the Company having a market value of $6,732,406 and $7,288,969 at those dates, respectively. Dividends received during 1999 and 1998 on the Common Stock of the Company were $185,276 and $166,603, respectively.

                                                    PENSION BENEFITS
                                           1999            1998           1997
                                           ----            ----           ----
   ASSUMPTIONS
Discount rate                              7.0%            7.0%           7.5%
Expected return on plan assets             9.0%            9.0%           8.5%
Rate of compensation increase              4.25%           4.25%          4.25%

  COMPONENTS OF NET BENEFIT INCOME
Service cost                           $  785,095     $  707,063     $  601,528
Interest cost                           1,993,294      1,860,284      1,735,777
Actual return on plan assets           (3,387,907)    (3,614,036)    (4,863,796)
Net amortization and deferral             306,030        801,806      2,326,279
Defined contribution plans expense        129,771        125,399         61,128
                                          -------        -------        -------
Net benefit income                     $ (173,717)    $ (119,484)    $ (139,084)
                                       ==========     ==========     ==========


                            PAGE 18 OF ANNUAL REPORT

                                                 POSTRETIREMENT BENEFITS
                                            1999           1998           1997
                                            ----           ----           ----
   ASSUMPTIONS
Discount rate                                 7%            7%             7.5%
Expected return on plan assets                9%            9%             9%

   Components of Net Benefit Cost
Service cost                           $   70,970     $   89,536     $  103,449
Interest cost                             182,370        202,790        196,877
Actual return on plan assets              (71,467)       (67,405)       (66,130)
Net amortization and deferral             (78,026)       (54,065)       (55,395)
                                          -------        -------        -------
Net benefit cost                       $  103,847     $  170,856     $  178,801
                                       ==========     ==========     ==========

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

A one-percentage-point change in assumed health care cost trend rates would have the following effects on the postretirement benefit plan:

                                                                        1-Percentage Point
                                                                      Increase          Decrease
                                                                      --------          --------
Effect on total of service and interest cost components            $    29,100       $    (23,286)
Effect on postretirement benefit obligation                        $   248,058       $   (205,854)

10. FINANCIAL INSTRUMENTS

The carrying values of financial instruments (cash and cash equivalents, accounts receivable, accounts payable, and debt) as of January 1, 2000 and January 2, 1999 approximate fair value. Fair value was based on expected cash flows and current market conditions.

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

                                           1999          1998           1997
REVENUE:
   Sales to unaffiliated customers:
     Industrial Hardware               $28,272,937    $25,376,277   $ 21,932,971
     Custom Locks                       22,892,284     22,988,887     23,053,175
     Metal Products                     23,513,199     22,384,365     22,345,276
                                        ----------     ----------     ----------
                                        74,678,420     70,749,529     67,331,422
   General corporate                       296,985        181,466        139,116
                                        ----------     ----------     ----------
                                       $74,975,405    $70,930,995   $ 67,470,538
                                       ===========    ===========   ============
INTERSEGMENT REVENUE:
   Industrial Hardware                 $    98,523    $   217,981   $    134,512
   Custom Locks                            378,931        262,642        407,497
                                        ----------     ----------     ----------
                                       $   477,454    $   480,623   $    542,009
                                       ===========    ===========   ============

                            PAGE 19 OF ANNUAL REPORT

The Eastern Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. REPORTABLE SEGMENTS (continued)

                                                      1999              1998               1997
INCOME BEFORE INCOME TAXES:
     Industrial Hardware                          $ 5,122,149      $ 3,644,711      $ 3,159,121
     Custom Locks                                   3,816,595        3,435,259        2,976,220
     Metal Products                                 3,032,282        3,462,808        3,099,724
                                                   ----------       ----------       ----------
       Operating Profit                            11,971,026       10,542,778        9,235,065
     General corporate expenses                    (1,431,024)      (1,270,240)      (3,130,947)
     Interest expense                                (645,991)        (549,071)        (296,592)
                                                   ----------       ----------       ----------
                                                  $ 9,894,011      $ 8,723,467      $ 5,807,526
                                                  ===========      ===========      ===========
GEOGRAPHIC INFORMATION:
   Net Sales:
     United States                                $66,124,407      $63,505,315      $60,570,871
     Foreign                                        8,554,013        7,244,214        6,760,551
                                                   ----------       ----------       ----------
                                                  $74,678,420      $70,749,529      $67,331,422
                                                  ===========      ===========      ===========
IDENTIFIABLE ASSETS:
     United States                                $48,512,143      $45,340,817      $41,248,231
     Foreign                                        6,382,249        4,730,898        4,549,930
                                                   ----------       ----------       ----------
                                                  $54,894,392      $50,071,715      $45,798,161
                                                  ===========      ===========      ===========
IDENTIFIABLE ASSETS:
     Industrial Hardware                          $14,415,840      $11,426,221      $10,782,403
     Custom Locks                                   9,437,909        8,996,052        9,987,092
     Metal Products                                20,546,949       20,966,751       18,367,646
                                                   ----------       ----------       ----------
                                                   44,400,698       41,389,024       39,137,141
     General corporate                             10,493,694        8,682,691        6,661,020
                                                   ----------       ----------       ----------
                                                  $54,894,392      $50,071,715      $45,798,161
                                                  ===========      ===========      ===========
DEPRECIATION AND AMORTIZATION
     Industrial Hardware                          $   550,275      $   632,185      $   710,109
     Custom Locks                                     341,568          417,115          444,571
     Metal Products                                 1,812,449        1,837,000        1,805,135
                                                   ----------       ----------       ----------
                                                    2,704,292        2,886,300        2,959,815
     General corporate                                 18,593           25,550           18,435
                                                   ----------       ----------       ----------
                                                  $ 2,722,885      $ 2,911,850      $ 2,978,250
                                                  ===========      ===========      ===========
CAPITAL EXPENDITURES
     Industrial Hardware                          $ 1,374,651      $   914,486      $   481,512
     Custom Locks                                     261,370          366,036          315,246
     Metal Products                                 1,999,929        3,094,435        1,374,172
                                                   ----------       ----------       ----------
                                                    3,635,950        4,374,957        2,170,930
     Currency translation adjustment                   (5,225)          16,640            3,771
     General corporate                                 59,432            5,044           55,412
                                                   ----------       ----------       ----------
                                                  $ 3,690,157      $ 4,396,641      $ 2,230,113
                                                  ===========      ===========      ===========

12. SUBSEQUENT EVENT - BUSINESS ACQUISITION

Effective February 1, 2000 the Company acquired all the issued and outstanding Common Stock of Ashtabula Industrial Hardware Co. (Ashtabula). Ashtabula produces proprietary hardware for school bus doors. The cost of the acquisition, which is being accounted for by the purchase method, was approximately $1.7 million. The operating results of Ashtabula will be included in the Company's consolidated operating results from the date of acquisition. The effect of this acquisition on the Company's consolidated financial position and operating results is not material.

                            PAGE 20 OF ANNUAL REPORT

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net income for 1999 totaled a record $6.5 million, or $1.80 per basic share, on record sales of $74.7 million. These results represent a 20% increase in net income from 1998 and a 6% increase in sales. Net income for 1998 totaled $5.4 million, or $1.49 per basic share, on sales of $70.7 million. The improved earnings performance was the direct result of better utilization of our production facilities, continued emphasis on cost control, increased sales of products with higher profit margins, and a lower effective tax rate. The Company's backlog remains strong, having increased to $9.0 million at the end of 1999, or 8% above the 1998 year-end level.

The fourth quarter of 1999 marked the twelfth consecutive quarter of increased earnings. Net income totaled $1.8 million, or $.50 per basic share, compared with $1.4 million, or $.40 per share, in the 1998 fourth quarter. Fourth-quarter sales in both years totaled $17.0 million.

The gross margin for the fourth quarter of 1999 was 36% of net sales as compared to 40% for the fourth quarter of 1998. Product mix accounted for the reduction in the gross margin percentage.

Selling and administrative expenses in the 1999 fourth quarter totaled $3.2 million, a 22% drop from the 1998 level. This decrease was the result of a favorable settlement regarding product warranty claims, lower environmental expenses and lower compensation expenses associated with stock-based compensation.

RESULTS OF OPERATIONS

The following table shows, for 1997-1999, each line item from the consolidated statements of income as a percentage of net sales.

                                  1999       1998       1997
                                  ----       ----       ----
Net sales                        100.0%     100.0%     100.0%
Cost of products sold             70.2%      69.9%      72.4%
Gross margin                      29.8%      30.1%      27.6%
Selling and administrative        16.0%      17.2%      18.7%
Other income                       0.4%       0.3%       0.2%
Interest expense                   0.9%       0.8%       0.4%
Income before income taxes        13.3%      12.3%       8.6%
Income taxes                       4.5%       4.6%       3.1%
Net income                         8.8%       7.7%       5.5%

Fiscal 1999 Compared to Fiscal 1998

Total net sales for 1999 increased 6% ($4.0 million) to $74.7 million from $70.7 million for 1998. New product introductions were up 5% and prices were up 2%, more than offsetting a slight 2% reduction in volume. The volume reduction was the direct result of new product introductions which replace some former products.

In the Industrial Hardware Group, sales rose 11% from 1998. During 1999, our Eberhard Manufacturing Division initiated an aggressive program to develop and introduce new products for the truck accessory, industrial and commercial-electronic-cabinetry markets. This program was responsible for 10% of the sales increase in 1999. Demand for our core products in the truck body and truck trailer markets remains strong. Sales of heavy hardware products to the tractor trailer industry increased 9% over 1998.

At the Company's Canadian facility, Eberhard Hardware Manufacturing, Ltd., sales increased 20% from 1998, primarily as a result of increased demand for heavy hardware products used by the Canadian tractor trailer industry. The Company's Mexican operation experienced a 37% growth in sales in 1999 as demand increased for the high-quality industrial and vehicular products offered to the Mexican markets. In addition, the Company continued to expand its product offerings with the addition of ergonomic drawer slides, and to broaden its geographical markets outside of Mexico City.

At the Custom Locks Group, 1999 sales were comparable to those in 1998. Sales of locks to the computer industry increased 10% from 1998 levels and are expected to remain strong in 2000. The Illinois Lock Division continued to develop replacement lock applications to meet the changing demands of the computer industry. Sales of PrestoLock(R) padlocks for soft-sided luggage (made by the Company's CCL Security Products Division) gained market share in 1999 and are expected to grow again in 2000. In addition, CCL continued to position itself as the exclusive lock supplier to upscale luggage manufacturers by offering to incorporate the manufacturers' brand names into the case of each padlock and by offering exclusive designs for high-volume manufacturers. Retail sales of trigger locks were up 25% over 1998 as media attention on gun safety helped increase product demand. The Company plans to expand its product offerings in 2000 with a keyed-disc-tumbler trigger lock to more effectively compete with products offered by competitors. Increased sales of the luggage locks and trigger locks were offset by a decline in the catch and handle products sold through distributors.

In the Metal Products Group, sales were up 5% from the previous year. The contract casting business increased 34% from 1998 due to the addition of several new customers and increased demand from existing customers. Products offered by this business include construction beam clamps, industrial hydraulic pipe fittings, railroad pneumatic brake couplers, residential gas fittings, residential and commercial electrical fittings, and automotive steering column yokes. The increase in the contract casting business has helped to offset the decline in the mine roof support business. Sales of mine roof support products were down 15% from 1998 due to decreased demand resulting from mine closures and changes in mining technology. Although the new technology has negatively affected sales, there continues to be a need for the highly engineered proprietary products produced by Frazer & Jones. Frazer & Jones has long been recognized as the industry leader in mine roof safety and continues to develop its domestic market as well as markets in Canada, Australia, South Africa, Norway and Peru.

All three of the Company's business segments introduced new products in 1999. These included a latch system for tonneau covers used in the truck accessory market (from Eberhard Manufacturing); a four-dial PrestoLock(R) providing up to 10,000 user-settable combinations (from CCL Security Products); and various malleable iron casting products (from Frazer & Jones).

                            PAGE 21 OF ANNUAL REPORT

The Eastern Company

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Total gross margin for 1999 increased $939,000, or 4%, from 1998. The increase resulted from higher sales, better product mix, greater utilization of our productive capacity and ongoing cost reduction programs.

Total selling and administrative expenses in 1999 were down $213,000, or 2%, from 1998. This decrease was due to a reduction in compensation expense related to stock awards earned.

Interest expense was higher in 1999 by $97,000, or 18%, than in 1998. This was due to higher levels of borrowings in 1999 than in the prior year.

Earnings before income taxes in 1999 increased $1.2 million, or 13%, over 1998. The Industrial Hardware Group realized a $1.5 million, or 41%, gain over 1998. The increase was directly attributable to greater sales volume, full utilization of production facilities and sales of products with higher profit margins. The Custom Locks Group experienced a gain of $381,000, or 11%, over 1998 pretax earnings. This increase was the result of lower product costs from foreign sources and a more favorable product mix. In the Metal Products Group, earnings were down $431,000, or 12%, due to a reduction in mine roof anchor sales.
Corporate expenses were up $161,000, or 13%, as the result of higher compensation expenses and higher group insurance costs.

The effective tax rate in 1999 was 34% versus 38% in 1998.The decrease was directly attributable to a favorable tax benefit received on a contribution of land to a qualified land trust. In addition, the effective tax rate in 1998 was higher due to higher foreign taxes associated with the repatriation of foreign earnings through a dividend distribution.

Fiscal 1998 Compared to Fiscal 1997

Total net sales for 1998 increased 5% (or $3.4 million) to $70.7 million from $67.3 million for 1997. Volume accounted for 1% of the increase, prices for 2% and new products for another 2%. At year-end, the Company had a strong backlog totaling $8.4 million, or 13% more than at the end of 1997.

Sales in the Industrial Hardware Group were up 15% from 1997. Fueling this growth was a 17% increase in demand by the tractor trailer industry for heavy hardware made by our Eberhard Manufacturing Division. This unit also increased its sales to the U.S. government and the auto accessories and truck body markets. The Company's Canadian facility, Eberhard Hardware Manufacturing, Ltd., increased its production capacity in 1998 to accommodate increased business from the Canadian markets. The Company's Mexican operation, which markets industrial hardware, also achieved sales growth.

In the Custom Locks Group, sales were comparable to the 1997 level. Sales of locks to the computer industry were again strong in 1998. The PrestoLock(R), offered by CCL Security Products, gained market share among original equipment manufacturers of soft luggage and in the premium/promotional markets, where customers can have their own company logo or trademark placed on the lock. Sales were essentially unchanged in the Metal Products Group as well.

Sales of expansion bolts, used in securing roofs in underground mines, were down 5% from 1997 due to lower demand. Sales of contract castings, however, were up 8% over 1997, offsetting the decline in the mine roof support business. During the second quarter of 1998, Frazer & Jones acquired new contract casting customers when a major foundry competitor went out of business.

All three segments introduced new products in 1998. Among the new offerings were vehicular products designed and produced by Eberhard Manufacturing; a new keyed gun lock for securing firearms from CCL Security Products; and malleable castings manufactured by Frazer & Jones.

Total gross profit for 1998 increased by $2.7 million, or 15%, from 1997. The gross profit margin was 30.1% compared with 27.6% for 1997. Increased sales, more effective use of our operating facilities and ongoing cost reductions contributed to the improved margin.

Total selling and administrative expenses were down $398,000, or 3%, from 1997. This decrease was due to the elimination of one-time costs in 1997 associated with a proxy contest and with environmental matters. The elimination of these one-time costs more than offset an increase in incentive compensation costs in 1998 that were directly related to the improved level of profitability.

Interest expense increased by $252,000, or 85%, from 1997 due to additional borrowing required for corporate programs.

Earnings before income taxes were up $2.9 million, or 50%, over 1997. Earnings grew across all industry segments. Industrial Hardware recorded a $486,000, or 15%, increase. The increase was directly attributable to higher sales volume and reduced material costs. Custom Locks also achieved a 15%, or $459,000, increase over 1997 through cost reductions and a more favorable product mix. At Metal Products, earnings grew $363,000, or 12%, due to more efficient use of the operating facilities. Corporate expenses declined $1.9 million, or 59%, as the result of lower environmental expenses, lower retiree medical insurance costs, reduced legal and professional expenses and the elimination of the one-time charges incurred in the 1997 proxy contest.

The effective tax rate in 1998 was 38% versus 36% in 1997.The increase in the 1998 rate was directly attributable to higher foreign taxes associated with the repatriation of foreign earnings through a dividend distribution in the fourth quarter of 1998.

LIQUIDITY AND SOURCES OF CAPITAL

                                         1999      1998      1997
                                         ----      ----      ----
Current ratio                             4.4       3.8       2.3
Average day's sales
  in accounts receivable                   48        46        47
Inventory turnover                        3.7       3.9       3.9
Ratio of working capital to sales        33.1%     29.9%     22.1%
Total debt to market capitalization      15.5%     14.0%      7.3%
Total debt to equity                     26.5%     30.3%     12.7%

Cash provided by operating activities in 1999 was $6.4 million as compared to $8.3 million in 1998 and $6.2 million in 1997. Cash generated internally in 1999 was sufficient to fund capital expenditures of $3.7 million and the payment of $1.6 million in dividends.

                            PAGE 22 OF ANNUAL REPORT

In 1999, the Company borrowed $2.0 million structured as a capital lease obligation. The borrowing was accomplished through an industrial development bond to assist in the financing of an expansion project at the Frazer & Jones Division. The proceeds from the industrial development bond allowed the Company to retire $2.0 million of its higher-rate term loan (with a year-end rate of 7.46%) and replace it with the capital lease obligation (with a more favorable interest rate of 4.99%). The capital lease obligation is collateralized by a security interest in certain equipment and a $900,000 letter of credit.

The ratio of working capital to sales was 33.1% in 1999, 29.9% in 1998 and 22.1% in 1997. The higher ratios for 1999 and 1998 were due to higher cash balances and lower levels of short-term debt in those years than in 1997. The higher cash balance in 1999 was maintained to finance the purchase of Ashtabula Industrial Hardware Co., the leading producer of proprietary hardware for school bus doors, in February 2000. (This acquisition is not material to the Company's financial position or operations.)

Accounts receivable increased $783,000, or 9%, from the 1998 level. This increase was the direct result of increased sales in 1999. The average days' sales in accounts receivable increased to 48 days in 1999 from 46 in 1998 and 47 in 1997.

Inventories increased in 1999 by $1.2 million, or 10%, from 1998, while inventory turnover remained substantially unchanged at approximately 4 times. Inventories were increased slightly at the end of 1999 as a hedge against potential Y2K problems.

Capital expenditures in 1999, 1998 and 1997 were $3.7 million, $4.4 million and $2.2 million, respectively. The Company continuously upgrades and replaces existing equipment to expand capacity, improve efficiency and satisfy safety and environmental requirements. During 1999, the Company completed its expansion project at the Frazer & Jones plant. For 2000, capital expenditures are expected to exceed the projected 2000 depreciation of $2.4 million. A plant expansion project is under way at our Cleveland facility, where an additional 50,000 square feet of manufacturing and office space is being added to allow for the continued growth of our Eberhard Manufacturing Division. The plant expansion will be financed through additional borrowing.

The present financial strength of the Company's balance sheet--demonstrated by a current ratio of 4.4 to 1, a low debt-to-equity ratio of 26.5%, and positive cash flow from operating activities--will enable the Company to meet its current obligations and continue to grow in 2000 without financial constraints.

Impact of Inflation and Changing Prices

The impact of inflation on the Company's operations has not been significant, as the Company has generally been able to adjust its prices to reflect higher manufacturing costs, or has been able to improve its manufacturing processes to achieve increased productivity.

Historical data as presented in the financial statements reasonably reflect current costs, except for depreciation, to revenues generated in the period. Depreciation expense based on the current replacement cost of plant and equipment would be higher than depreciation expense reported in historical financial statements.

The Company uses the LIFO method of accounting for its U.S. inventories. Under this method, the cost of products sold reported in the financial statements approximates current cost and thus reduces the distortion in reported income caused by inflation.

OTHER MATTERS

Environmental

In May 1998, the Company and its co-defendants entered into a proposed consent decree with the federal Environmental Protection Agency regarding the Company's and the co-defendants' remaining liability with respect to the Laurel Park and Beacon Heights landfills. On September 28, 1999, the United States District Court approved the consent decree. Accordingly, there are no longer any pending actions or claims involving the Company with respect to these landfills.

Impact of Year 2000

In late 1999, the Company completed its remediation and testing of systems for Year 2000 issues. As a result of its planning and implementation efforts, the Company experienced no significant disruptions in its mission-critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company spent approximately $190,000 during 1999 to remediate its systems. The Company is not aware of any material problems resulting from Year 2000 issues, with respect to either its own products and internal systems or the products and services of third parties. The Company will continue to monitor its mission-critical computer applications and those of its suppliers and vendors throughout the year to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Market Risk Disclosures

The Company's foreign manufacturing facilities account for approximately 13% of total sales and total assets. Its U.S. operations buy from and sell to these foreign affiliates, and also make limited sales (less than 12% of total sales) to nonaffiliated foreign customers. This trade activity could be affected by fluctuations in foreign currency exchange or by weak economic conditions. The
Company's currency exposure is concentrated in the Canadian dollar, Mexican peso, New Taiwan dollar and Hong Kong dollar. Because of the Company's limited exposure to foreign markets, any currency exchange gains or losses are not material.

The interest rate paid by the Company under its term loan agreement is closely linked to the U.S. economy. To minimize significant interest rate exposure, the Company can fix the interest rate on its term debt.

Forward-Looking Statements

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect the Company's current expectations regarding its products, its markets and its future financial and operating performance. These statements, however, are subject to risks and uncertainties that may cause the Company's actual results in future periods to differ materially from those expected. Such risks and uncertainties include changing customer preferences, lack of success of new products, loss of customers, competition, increased raw material prices, problems associated with foreign sourcing of parts and products, and other factors discussed from time to time in the Company's filings with the Securities and Exchange Commission. The Company is not obligated to update or revise the aforementioned statements for those new developments.

                            PAGE 23 OF ANNUAL REPORT


QUARTERLY RESULTS OF OPERATIONS (unaudited)

1999                                     First Quarter   Second Quarter    Third Quarter   Fourth Quarter         Year
Net Sales                                  $19,383,654      $20,029,666      $18,241,677      $17,023,423     $74,678,420
Gross Profit                                 5,396,798        5,513,164        5,143,847        6,164,716      22,218,525
Selling and Administrative Expenses          3,042,678        2,993,536        2,719,175        3,220,119      11,975,508
Net Income                                   1,462,747        1,577,909        1,671,800        1,825,476       6,537,932
Net Income Per Share:
       Basic                                     $ .40            $ .44           $  .46           $  .50           $1.80
       Diluted                                   $ .39            $ .42           $  .45           $  .49           $1.75


1998*                                    First Quarter   Second Quarter    Third Quarter   Fourth Quarter         Year
Net Sales                                  $18,411,956      $17,353,207      $17,995,724      $16,988,642     $70,749,529
Gross Profit                                 4,930,389        4,766,891        4,825,422        6,756,983      21,279,685
Selling and Administrative Expenses          2,924,369        2,562,066        2,576,448        4,125,730      12,188,613
Net Income                                   1,290,097        1,304,509        1,407,304        1,441,277       5,443,187
Net Income Per Share:
       Basic                                     $ .34            $ .36            $ .39           $  .40           $1.49
       Diluted                                   $ .32            $ .35            $ .38           $  .39           $1.43

1999-1995 SUMMARY OF OPERATIONS


INCOME STATEMENT ITEMS (in thousands)                  1999           1998           1997+           1996           1995
Net Sales                                           $74,678        $70,750        $67,331         $57,854        $59,352
Cost of Products Sold                                52,460         49,470         48,780          45,173         45,237
Depreciation and Amortization                         2,723          2,912          2,978           2,953          2,628
Interest Expense                                        646            549            297             215             72
Income Before Income Taxes                            9,894          8,723          5,808           1,527          4,275
Income Taxes                                          3,356          3,280          2,085             647          1,528
Income (Loss):
    Continuing Operations                             6,538          5,443          3,723             880          2,747
    Discontinued Operations                              --             --             --              --           (257)
    Net Income                                        6,538          5,443          3,723             880          2,490
Dividends                                             1,573          1,429          1,268           1,241          1,276

BALANCE SHEET ITEMS (in thousands)
                                                       1999           1998           1997+           1996           1995
Inventories                                         $14,040        $12,778        $12,415         $10,898        $11,793
Working Capital                                      24,734         21,121         14,859          14,762         17,240
Property, Plant and Equipment, Net                   16,365         15,033         13,437          13,887         13,686
Total Assets                                         54,894         50,072         45,798          42,492         41,090
Shareholders' Equity                                 33,400         28,486         29,243          29,355         29,807
Capital Expenditures                                  3,690          4,397          2,230           2,915          3,320
Long-Term Obligations, Less Current Portion           8,565          8,552             60             224            340

PER SHARE DATA

                                                       1999           1998*          1997*+          1996*           1995*
Basic Earnings Per Share:
    Income From Continuing Operations               $  1.80        $  1.49         $  .93         $   .22         $   .66
    Discontinued Operations                              --             --             --              --            (.06)
                                                    -------        -------         ------         -------
    Net Income                                      $  1.80        $  1.49         $  .93         $   .22         $   .60
Diluted Earnings Per Share:
    Income From Continuing Operations               $  1.75        $  1.43         $  .92         $   .21         $   .65
    Discontinued Operations                              --             --             --              --            (.06)
                                                    -------        -------         ------         -------
    Net Income                                      $  1.75        $  1.43         $  .92         $   .21         $   .59
Dividends                                               .43            .39            .32             .31             .31
Shareholders' Equity                                   9.21           7.81           7.33            7.25            7.17

Average Shares Outstanding (Basic)                3,626,001      3,645,360      3,987,272       4,047,286       4,157,760

* Per share data retroactively adjusted to reflect a 3-for-2 stock split effective May 1999.
+ Fiscal Year 1997 comprised 53 weeks--all other years were 52 weeks.

                            PAGE 24 OF ANNUAL REPORT

                              [INSIDE BACK COVER]

The Eastern Company

BOARD OF DIRECTORS

John W. Everets(2,3,4,5)
Chairman of H.P.S.C. Inc.
Boston, Massachusetts

Charles W. Henry(1,2,3,4,5)
Partner of Kernan & Henry
Waterbury, Connecticut

Leonard F. Leganza(1,4)
President and Chief Executive Officer
of the Company

David C. Robinson(1,2,3,4,5)
President of The Robinson Co.
Waterbury, Connecticut

Donald S. Tuttle, III(1,2,3,4,5)
Vice President and Account Executive
Paine Webber
Middlebury, Connecticut
-------------------------------------
Russell G. McMillen
Director Emeritus

(1)  Member of the Executive Committee
(2)  Member of the Compensation Committee
(3)  Member of the Audit Committee
(4)  Member of the Nominating Committee
(5)  Member of the Pension Trust Committee

CORPORATE NOTES

Independent Auditors

Ernst & Young LLP,
Hartford, Connecticut

Transfer Agent and Registrar

American Stock Transfer & Trust Co.
40 Wall Street, New York, NY 10005
Phone: 1-800-937-5449

Dividend Reinvestment & Stock Purchase Plan

The Eastern Company offers a Dividend Reinvestment Plan (DRP) which also features a no-load stock purchase program. It is available to all interested investors who would like to initiate or increase their holdings in Eastern Company Stock. To receive a brochure and application form for this plan, contact The Eastern Company directly at (203) 729-2255, ext. 102, or phone the program administrator, American Stock Transfer & Trust Co. at 1-800-278-4353.

10-K A copy of the Company's 10-K report is available free of charge to stockholders of record upon written request.

OFFICERS AND EXECUTIVES

Leonard F. Leganza
President and Chief Executive Officer

John L. Sullivan III
Vice President and Treasurer

Amanda Gordon
Assistant Secretary
-------------------------------------
Frank J. Breker
Vice President

Eberhard Manufacturing Division
Eberhard Hardware Manufacturing, Ltd.
Sesamee Mexicana, S.A. de C.V.

Steven G. Sanelli
Vice President
Illinois Lock Division

CCL Security Products Division
World Lock Co. Ltd.
World Security Industries Co. Ltd.

Raymond L. Wright
Vice President
Frazer & Jones Division
-------------------------------------
Robert G. Alexander
Managing Director
Eberhard Hardware Manufacturing, Ltd.

Roger Chang
Managing Director
World Lock Co. Ltd.
World Security Industries Co. Ltd.

Thomas D. Melkus
Managing Director
CCL Security Products Division

Brian D. Reed
Managing Director
Illinois Lock Division

                                  [BACK COVER]


                               The Eastern Company
                     P.O. Box 460, Naugatuck, CT 06770-0460


                    Phone: (203) 729-2255 Fax: (203) 723-8653
         E-mail: ir@easterncompany.com Homepage: www.easterncompany.com



                            INDUSTRIAL HARDWARE GROUP

                         Eberhard Manufacturing Division
                                 Cleveland, Ohio

                      Eberhard Hardware Manufacturing, Ltd.
                          Tillsonburg, Ontario, Canada

                         Sesamee Mexicana, S.A. de C.V.
                                  Lerma, Mexico

                     -------------------------------------

                               CUSTOM LOCKS GROUP

                         CCL Security Products Division
                            New Britain, Connecticut

                       The Illinois Lock Company Division
                               Wheeling, Illinois

                               World Lock Co. Ltd.
                       World Security Industries Co. Ltd.
                              Taipei, Taiwan; China


                     -------------------------------------

                              METAL PRODUCTS GROUP

                             Frazer & Jones Division
                               Syracuse, New York