Form 10-Q
period 2000-04-01
EASTERN CO
filed 2000-05-15
CIK 31107

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
     PERIOD ENDED APRIL 1, 2000
                  -------------
OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d) OF THE
     SECURITIES  EXCHANGE  ACT OF  1934  FOR THE  TRANSITION
     PERIOD FROM______to______.

Commission File Number  0-599
                        -----


THE EASTERN COMPANY
-------------------
(Exact Name of Registrant as specified in its charter)


      Connecticut                          06-0330020
      -----------                          ----------
(State or other jurisdiction of        (I.R.S. Employer
incorporation or orginization)        Identification No.)


112 Bridge Street, Naugatuck,Connecticut           06770
----------------------------------------           -----
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


                   Yes  X         No .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                     Outstanding as of April 1, 2000
          -----                     -------------------------------
Common Stock, No par value                    3,652,373

                                     PART I

                              FINANCIAL INFORMATION
                      THE EASTERN COMPANY AND SUBSIDIARIES

  ITEM I          CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
  ------

  ASSETS
                                                                   April 1, 2000            January 1, 2000
                                                                   -------------            ---------------
  CURRENT ASSETS
  Cash and cash equivalents                                        $ 5,691,755                $ 5,940,190
  Accounts receivable, less allowance:
  2000- $532,000;   1999- $526,000                                  10,930,556                  9,321,653
  Inventories                                                       13,760,133                 14,040,263
  Prepaid expenses and other current assets                          2,817,451                  2,645,506
                                                                    ----------                -----------
  Total Current Assets                                              33,199,895                 31,947,612
  --------------------

  Property, plant and equipment                                     29,908,472                 29,124,833
  Accumulated depreciation                                         (13,408,463)               (12,759,995)
                                                                    ----------                -----------
                                                                    16,500,009                 16,364,838

  Prepaid pension cost                                               4,981,438                  4,980,689

  Other assets, net                                                  2,851,889                  1,601,253
                                                                    ----------                -----------
     TOTAL ASSETS                                                  $57,533,231                $54,894,392
                                                                    ==========                ===========

  LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES

  Notes payable                                                    $   251,616                $   272,367
  Accounts payable                                                   4,083,843                  3,467,058
  Accrued compensation and withholding                               2,236,738                  1,903,804
  Other accrued expenses                                             2,179,198                  1,570,009
                                                                    ----------                -----------
  Total Current Liabilites                                           8,751,395                  7,213,238

  Deferred federal income taxes                                      2,927,000                  2,927,000
  Long-term debt                                                     8,523,326                  8,565,027
  Accrued postretirement benefits                                    2,789,314                  2,789,314

  Shareholders' Equity

  Common Stock, No Par Value:
     Authorized Shares - 25,000,000
     Issued and outstanding shares:
       2000-3,652,373;  1999-3,647,942                               1,220,014                  1,154,147
     (Excluding shares in Treasury:
       2000-1,630,726;  1999-1,621,572)
  Preferred Stock, No Par Value
     Authorized shares - 2,000,000
     (No shares issued)
  Unearned compensation                                               (211,406)                  (211,406)
  Accumulated other comprehensive loss - translation adjustment       (748,952)                  (718,155)
  Retained earnings                                                 34,282,540                 33,175,227
                                                                    ----------                 ----------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $57,533,231                $54,894,392
                                                                    ==========                 ==========

  See accompanying notes.
                                       -2-

                    THE EASTERN COMPANY AND SUBSIDIARIES

             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                     THREE MONTHS ENDED

                                               April 1, 2000      April 3, 1999
                                               -------------      -------------
  Net sales                                      $20,214,419        $19,383,654

  Interest income                                     63,208             71,251
                                                 -----------        -----------
  Total                                           20,277,627         19,454,905

  Cost of products sold                           14,508,754         13,986,856
                                                 -----------        -----------
                                                   5,768,873          5,468,049

  Selling and administrative expenses              3,315,844          3,042,678

  Interest expense                                   177,300            158,382
                                                 -----------        -----------


  INCOME BEFORE INCOME TAXES                       2,275,729          2,266,989

  Income taxes                                       767,267            804,242
                                                 -----------        -----------


  NET  INCOME                                    $ 1,508,462        $ 1,462,747
                                                 ===========        ===========

  Net income per share:

      Basic                                        $    0.42           $   0.40
      Diluted                                      $    0.41           $   0.39

  Cash dividends per share                         $    0.11           $   0.10

  See accompanying notes.


                      THE EASTERN COMPANY AND SUBSIDIARIES

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         THREE MONTHS ENDED

                                                                   April 1, 2000         April 3, 1999
                                                                   -------------         -------------

  OPERATING ACTIVITIES:
    Net income                                                      $ 1,508,462           $ 1,462,747
    Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                    744,417               718,479
       Loss on sale of equipment and other assets                           -                     256
       Postretirement benefits other than pensions                          -                  12,500
       Provision for losses on accounts receivable                        5,027                52,409
       Issuance of Common Stock for directors' fees                      26,077                17,809
       Changes in operating assets and liabilities:
         Accounts receivable                                         (1,591,008)           (1,089,640)
         Inventories                                                    294,512               243,249
         Prepaid expenses                                              (169,888)             (107,773)
         Prepaid pension                                                   (749)              (30,717)
         Accounts payable                                               594,170                96,572
         Accrued expenses                                               874,848              (250,785)
         Other assets                                                (1,349,883)              (41,790)
                                                                     ----------            ----------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                    935,985             1,083,316

  INVESTING ACTIVITIES:
      Purchases of property, plant, and equipment                      (767,427)             (911,379)
      Other                                                                 -                     (33)
                                                                     ----------            ----------
           NET CASH USED BY INVESTING ACTIVITIES                       (767,427)             (911,412)

  FINANCING ACTIVITIES:
    Proceeds from issuance of long-term debt and notes payable              -                 465,220
    Principal payments on long-term debt and notes payable              (67,612)              (79,938)
    Proceeds from sales of Common Stock                                  93,009               184,324
    Purchases of Common Stock for treasury                              (53,219)             (317,728)
    Dividends paid                                                     (401,150)             (365,786)
                                                                     ----------            ----------
               NET CASH USED BY FINANCING ACTIVITIES                   (428,972)             (113,908)

  Effect of exchange rate changes on cash                                11,979                (1,277)
                                                                     ----------            ----------
  NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                 (248,435)               56,719
  Cash and Cash Equivalents at Beginning of Period                    5,940,190             4,789,901
                                                                     ----------            ----------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 5,691,755           $ 4,846,620
                                                                    ===========           ===========



  See accompanying notes.

                      THE EASTERN COMPANY AND SUBSIDIARIES

      CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNADUITED)


                                                  THREE MONTHS ENDED
                                             April 1, 2000        April 3, 1999
                                             -------------        -------------

  Net income                                   $ 1,508,462        $ 1,462,747

  Other comprehensive loss -
     Foreign currency translation                  (30,797)              (199)
                                               -----------        -----------
  Comprehensive income                         $ 1,477,665        $ 1,462,548
                                               ===========        ===========
  See accompanying notes.
                                  -5-

THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

APRIL 1, 2000

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

The condensed balance sheet as of January 1, 2000 has been derived from the audited consolidated balance sheet at that date.

Note B - Earnings Per Share
---------------------------

The denominators used in the earnings per share computations follow:

                                                          THREE MONTHS ENDED
                                                  April 1,2000      April 3,1999
                                                  ------------      ------------
  Basic:
     Weighted average shares outstanding            3,653,106         3,652,085
     Contingent shares outstanding                    (18,750)          (30,000)
                                                    ---------         ---------
     Denominator for basic earnings per share       3,634,356         3,622,085
                                                    =========         =========

  Diluted:
     Weighted average shares outstanding            3,653,106         3,652,085
     Contingent shares outstanding                    (18,750)          (30,000)
     Dilutive stock options                            83,092           128,020
                                                    ---------         ---------
     Denominator for diluted earnings per share     3,717,448         3,750,105
                                                    =========         =========

THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

APRIL 1, 2000

Note C - Segment Information
----------------------------

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

                                                      THREE MONTHS ENDED
                                                April 1, 2000      April 3, 1999
                                                -------------      -------------
Revenues:
   Sales to unaffiliated customers:
      Industrial Hardware                         $ 8,342,726       $ 6,746,737
      Custom Locks                                  5,543,594         5,833,892
      Metal Products                                6,328,099         6,803,025
                                                   ----------        ----------
                                                   20,214,419        19,383,654
   General corporate                                   63,208            71,251
                                                   ----------        ----------
                                                  $20,277,627       $19,454,905

Income Before Income Taxes:
   Industrial Hardware                            $ 1,406,745       $ 1,100,178
   Custom Locks                                       670,627           961,075
   Metal Products                                     988,187           937,718
                                                   ----------        ----------
      Operating Profit                              3,065,559         2,998,971
   General corporate expenses                        (612,530)         (573,600)
   Interest expense                                  (177,300)         (158,382)
                                                   ----------        ----------
                                                  $ 2,275,729       $ 2,266,989

ITEM 2                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

Recent Developments

Effective February 1, 2000, the Company acquired all the issued and outstanding Common Stock of Ashtabula Industrial Hardware Co. (Ashtabula), which has been integrated into the Company's Eberhard facility in Strongsville, Ohio. The cost of the acquisition, which is being accounted for by the purchase method, was approximately $1.7 million. The operating results of Ashtabula, which produces proprietary hardware for school and courtesy bus doors, have been included in the Company's consolidated operating results from the date of the acquisition. This acquisition will allow our industrial hardware group to introduce its other vehicular products into the bus market, one that we have not been in. Neither the actual results nor the pro forma effects of this acquisition are material to the Company's financial statements.

The Company's Eberhard division has started construction of a 40,000 sq. ft. addition to accommodate the additional activity generated by the Ashtabula acquisition and allow for future growth opportunities. The cost of this addition is expected to be approximately $2.5 million.

Subsequent to the close of the first quarter, the company acquired two product lines from Hansen International Inc., used to produce proprietary locks to secure the lids of tool boxes that are installed in the beds of pickup trucks and other service vehicles. The cost of the acquisition, which is being accounted for by the purchase method, was approximately $2.4 million. These product lines will be moved into our Canadian manufacturing facility in Tillsonburg, Ontario and will make our industrial hardware group the leading supplier of locks to secure the lids of toolboxes used in the beds of pickup trucks and similar vehicles. The effects of this acquisition on the Company's consolidated financial position and operation results is not material.

Results of Operations

  Net income per share (basic) for the first quarter of 2000 represented the thirteenth consecutive quarter of increased earnings over the comparable quarter in the prior year. Net income for the first quarter was $1,508,000 or $.42 per share (basic) on sales of $20.2 million as compared to $1,462,000 or $.40 per share (basic) on sales of $19.4 million in the first quarter of 1999.

  Sales for the first quarter 2000 were up 4.3% compared to the same period a year ago. New product introductions were up 9.8% and price increases were up 1.4%, which more than offset a volume reduction of 6.9%.

  The Industrial Hardware Group first quarter sales were up 24% compared to the first quarter of 1999. New product sales accounted for 9% of the increase along with volume increases of 15% over the first quarter of 1999. New products included a push button lock assembly, foot strap with resistant pad, bus hardware, and a spring-loaded hinge. Eberhard Manufacturing, in Strongsville, Ohio, experienced a 24% increase in sales over the first quarter of 1999. This increase was attributable to new products, including the bus hardware line resulting from the Ashtabula acquisition, as well as an overall increase in its industrial and transportation hardware lines. Eberhard Hardware, Ltd., our Canadian subsidiary, sales for the first quarter of 2000 outpaced the first quarter of 1999 by 15%. Sesamee Mexicana, the Company's Mexican operation, continued to see strong sales growth in industrial hardware with first quarter sales increasing 52% as compared to the first quarter of 1999.

  The Custom Locks Group sales were down 5% in the first quarter as compared to the first quarter of 1999. Price increases were up 1% and volume was down 6%. The major portion of the volume decrease was experienced at our Illinois Lock Division, due to modifications and re-scheduling of shipments to several of the customers we serve. Sales to some of are major accounts were down in the first quarter compared to the same period in the prior year, a trend that management anticipates will start to reverse later in the year. While our current product line offers many unique features and good quality, lower cost Asian products are changing the competitive landscape of the lock business. The Company has its own Asian operations, which experienced an increase in sales volume of 45% in the first quarter of the current year compared to the first quarter of 1999.

  The Metal Products Group sales were down 7% in the first quarter as compared to the first quarter of 1999. Price increases were up 3%, new products were up 19% while volume was down 29%. The new product increase was mainly due to an influx of orders from a competitor that is temporarily shut down for renovations. Current year sales for jobbing were up 23%, while mining was down 33% from the comparable period in 1999. As a result of changes in the way coal is mined, there has for several years been a reduction in the requirements for underground roof support systems which use our expansion bolts. This trend appears to be ongoing. In response to the changing business climate in the mining industry, we have shifted the utilization of our Frazer & Jones facility toward the manufacture of a wide variety of contract casting products used by a number of original equipment manufacturers. But even these markets are now being affected negatively by the increased importation of castings from China and Mexico. With their extremely low labor costs, the competition in the contract casting market is becoming increasingly difficult. The Company continues to look at new manufacturing methods and alternative products to remain competitive.

  Gross margin as a percentage of sales for the three months ended April 1, 2000 was approximately 29% compared to 28% for the comparable period a year ago. The increase in gross margin is primarily the result of improved product mix, including new product introductions.

  Selling and administrative expenses were up 9% or $273 thousand for the three months ended April 1, 2000 compared to the same period a year ago. The higher selling and administrative expenses are due to increased spending on advertising, travel expense and consulting fees and higher payroll and fringe benefit costs.

  Interest expense for the first quarter of 2000 was $177 thousand versus $158 thousand for the first quarter of 1999. This increase in interest expense was due to the impact of higher average outstanding borrowing.

  Earnings before income taxes for the first quarter of 2000 were up 0.4% or $9 thousand compared to the first quarter of 1999. The Industrial Hardware Group was up 28% or $306 thousand for 3 months as compared to the same period a year ago. The increase was attributable to increased sales of industrial and transportation hardware as well as new product introductions with improved profit margins. The Custom Locks Group earnings before income taxes for the three months ended April 1, 2000 were down 30% or $290 thousand as compared to the first quarter of 1999. This was the result of lower margin product sales and lower sales to many key customers. The Metal Products Group earnings were up 5% or $50 thousand compared to the first quarter of 1999. The increase was due to improved product mix.

  Liquidity and Sources of Capital

  Cash flows from operations were $936 thousand for the first quarter of 2000 versus $1.1 million for the same period in 1999. The change in cash flows resulted from an increased level of sales and the associated timing differences for collections of accounts receivable and payments of liabilities and changes in inventory. Cash flow from operations in the first quarter of 2000 was sufficient to fund capital expenditures, dividend payments and the purchase of 9,154 shares of Common Stock for the treasury.

  Additions to property, plant and equipment were $767 thousand during the first quarter of 2000 versus $911 thousand for the comparable period a year ago. Total 2000 capital expenditures, including the 40,000 square foot addition to Eberhard in Cleveland, will exceed the annual expected $2.5 million level of depreciation.

  Total inventory for the period ending April 1, 2000 was $13.8 million or $280 thousand lower than year end 1999. The inventory turnover ratio of 4.2 turns at the end of the first quarter was slightly better than the year end ratio of
  3.7 turns, however, it was slightly lower than the 4.4 turns experienced in the first quarter of 1999. Accounts receivable increased by $1.6 million from year end 1999, primarily due to increased sales growth. The average day's sales in accounts receivable for the first quarter of 2000 was 49 days compared to the first quarter of 1999 of 45 days.

  The Company's strong balance sheet and internal cash flow generation should be sufficient to cover future working capital requirements.

  Other Matters

  No other matters are currently pending.

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


  The Company maintains manufacturing facilities in foreign countries, which account for approximately 13% of total sales and total assets. The United States operations buy and sell to the foreign affiliated companies and export less than 12% of total sales to non-affiliated companies. This trade activity could be affected by fluctuations in the foreign currency exchange or weak economic conditions. The Company's currency exposure is concentrated in four foreign currencies, Canada dollar, Mexican peso, New Taiwan dollar and the Hong Kong dollar. Because of the Company's limited exposure to foreign markets, currency exchange gains or losses are generally not material.

  The interest rate paid by the company under its term loan agreement is closely tied to the U.S. economy. To minimize significant interest rate exposure, the Company can fix the interest rate on its term debt.

                                    PART II

                                OTHER INFORMATION

ITEM 1            LEGAL PROCEEDINGS -
------            -------------------

    There are no significant pending legal proceedings, other than ordinary routine litigation incidental to the Company's business, to which either the Registrant or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 2            CHANGES IN SECURITIES AND USE OF PROCEEDS
------            -----------------------------------------
                  None

ITEM 3            DEFAULTS UPON SENIOR SECURITIES-
------            -------------------------------
                  None

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------            ---------------------------------------------------
                  The Registrant held its Annual Meeting of the Stockholders at The Eastern Company, Naugatuck, Connecticut on Wednesday, the twenty-sixth day of April, 2000. The matters voted on and the voting results were:

                                    FOR      WITHHELD     AGAINST     ABSTENTION
1a) Election of two directors
for three year terms expiring in
the year 2003.

Donald S. Tuttle III             3,244,136     38,081
David C. Robinson                3,244,162     38,055


Continuing Directors:

 John W. Everets
 Leonard F. Leganza
 Charles W. Henry

2)  Approval of Ernst & Young
LLP as independent auditors:     3,275,884                  2,460         3,873




ITEM 5            OTHER INFORMATION
------            -----------------

                  None

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K
-------           --------------------------------
                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  THE EASTERN COMPANY
                                  -------------------
                                  (Registrant)

DATE:  May 15, 2000               /s/Leonad F. Leganza
       ------------               --------------------
                                  Leonard F. Leganza
                                  President and Chief Executive Officer

DATE:  May 15, 2000               /s/John L. Sullivan III
       ------------               -----------------------
                                  John L. Sullivan, III
                                  Vice President, Secretary and Treasurer