Form 10-Q
period 2000-07-01
EASTERN CO
filed 2000-08-14
CIK 31107

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                            PERIOD ENDED JULY 1, 2000
                                         ------------

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                      TRANSITION PERIOD FROM ____ to____ .

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


                                   Yes X  No__.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Outstanding as of

                                  JULY 1, 2000
                                  ------------
                      Common Stock, No par value 3,634,148

                                 PART I

                         FINANCIAL INFORMATION
                          THE EASTERN COMPANY
  ITEM I      CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
  ------

  ASSETS
  ------
                                                                          July 1, 2000               January 1, 2000
                                                                          ------------               ---------------
  CURRENT ASSETS
  --------------

  Cash and cash equivalents                                                3,987,423                  5,940,190

  Accounts receivable, less allowances:
  2000 - $533,000;   1999 - $526,000                                      11,675,011                  9,321,653
  Inventories                                                             16,327,999                 14,040,263
  Prepaid expenses and other                                               3,160,322                  2,645,506
                                                                          ----------                 ----------
  Total Current Assets                                                    35,150,755                 31,947,612
  --------------------

  Property, plant and equipment                                           39,823,177                 29,124,833
  Accumulated depreciation                                               (14,040,662)               (12,759,995)
                                                                          ----------                 ----------
                                                                          25,782,515                 16,364,838

  Prepaid pension cost                                                     5,062,224                  4,980,689

  Goodwill, less accumulated amortization                                 11,840,771                      7,023
  Other assets, less accumulated amortization                              2,883,512                  1,594,230
                                                                          ----------                 ----------
                                                                        $ 80,719,777               $ 54,894,392
                                                                          ==========                 ==========

  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------

  CURRENT LIABILITIES
  -------------------

  Accounts payable                                                         5,321,853                  3,467,058
  Accrued compensation                                                     1,502,209                  1,903,804
  Other accrued expenses                                                     840,462                  1,570,009
  Current portion of long-term debt                                        2,100,057                    272,367
                                                                          ----------                 ----------
  Total Current Liabilities                                                9,764,581                  7,213,238
  ------------------------

  Deferred federal income taxes                                            2,927,000                  2,927,000
  Long-term debt                                                          29,608,958                  8,565,027
  Accrued postretirement benefits                                          2,789,314                  2,789,314

  Shareholders' Equity
  --------------------

  Voting Preferred Stock, no par value:
       Authorized and unissued: 1,000,000 shares
  Nonvoting Preferred Stock, no par value:
       Authorized and unissued: 1,000,000 shares
  Common Stock, No Par Value:
       Authorized: 25,000,000 shares
       Issued: 3,634,148 shares in 2000 and 3,647,942 shares in 1999;
           excluding shares held in treasury of 1,650,726 in 2000 and
           1,621,572 in 1999                                                 882,313                  1,154,147
      2000-1,650,726;   1999-1,621,572
  Preferred Stock, No Par Value
     Authorized shares - 2,000,000
     (No shares issued)
  Retained earnings                                                       35,578,448                 33,175,227
  Unearned compensation                                                     (211,406)                  (211,406)
  Accumulated other comprehensive loss - translation adjustment             (619,431)                  (718,155)
                                                                          ----------                 ----------
  TOTAL SHAREHOLDERS' EQUITY                                              35,629,924                 33,399,813
                                                                          ----------                 ----------
                                                                        $ 80,719,777               $ 54,894,392
                                                                          ==========                 ==========

  See accompanying notes.

                               THE EASTERN COMPANY

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                      Six Months Ended                  Three Months Ended
                                             July 1, 2000     July 3, 1999       July 1, 2000        July 3, 1999
                                             ------------     ------------       ------------        ------------
  Net sales                                  $ 40,539,036     $ 39,413,320       $ 20,324,617       $ 20,029,666

  Other income                                    117,824          146,238             54,616             74,987
                                               ----------       ----------         ----------         ----------
                                               40,656,860       39,559,558         20,379,233         20,104,653

  Cost of products sold                        29,143,245       28,503,358         14,634,491         14,516,502
                                               ----------       ----------         ----------         ----------
                                               11,513,615       11,056,200          5,744,742          5,588,151

  Selling and administrative expenses           6,333,939        6,036,214          3,018,095          2,993,536

  Interest expense                                367,709          325,686            190,409            167,304
                                               ----------       ----------         ----------         ----------



  INCOME BEFORE INCOME TAXES                    4,811,967        4,694,300          2,536,238          2,427,311

  Income taxes                                  1,608,037        1,653,644            840,770            849,402
                                               ----------       ----------         ----------         ----------

  NET INCOME                                    3,203,930        3,040,656          1,695,468          1,577,909
                                               ==========       ==========         ==========         ==========



  Net income per share:
      Basic                                       $  0.88          $  0.84            $  0.47            $  0.44
      Diluted                                     $  0.87          $  0.81            $  0.46            $  0.42

  Cash dividends per share                        $  0.22          $  0.21            $  0.11            $  0.11




See accompanying notes.
                                       -3-

                               THE EASTERN COMPANY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                    Six Months Ended

                                                                          July 1, 2000           July 3, 1999
                                                                          ------------           ------------
  OPERATING ACTIVITIES:

    Net income                                                            3,203,930           3,040,656
    Adjustments to reconcile net income to net
     cash provided by operating activities:

       Depreciation and amortization                                      1,538,309           1,438,783
       (Gain) loss on sales of equipment and other assets                      (232)                254
       Postretirement benefits other than pensions                               -               25,000
       Provision for doubtful accounts                                        6,817              73,092
       Issuance of Common Stock for directors' fees                          51,596              38,222
       Changes in operating assets and liabilities:
         Accounts receivable                                             (1,486,857)         (1,709,040)
         Inventories                                                        935,032             550,017
         Prepaid expenses and other                                        (511,361)            (13,883)
         Prepaid pension cost                                               (81,535)             (1,433)
         Other Assets                                                      (106,347)            (91,799)
         Accounts payable                                                 1,183,064             477,859
         Accrued compensation and other expenses                            994,350            (787,818)
                                                                         ----------           ---------
                NET CASH PROVIDED BY OPERATING ACTIVITIES                 5,726,766           3,039,910

  INVESTING ACTIVITIES:
      Purchases of property, plant, and equipment                        (1,983,412)         (1,942,402)
      Business acquisitions                                             (27,497,006)                 -
      Other                                                                  12,880                 (33)
                                                                         ----------          ----------
               NET CASH USED BY INVESTING ACTIVITIES                    (29,467,538)         (1,942,435)

  FINANCING ACTIVITIES:
    Proceeds from issuance of long-term debt                             29,509,694           2,471,030
    Principal payments on long-term debt                                 (6,635,141)         (2,132,930)
    Proceeds from sales of Common Stock                                      93,009             333,349
    Purchases of Common Stock for treasury                                 (416,439)           (481,923)
    Dividends paid                                                         (800,711)           (769,819)
                                                                         ----------          ----------
        NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                 21,750,412            (580,293)

  Effect of exchange rate changes on cash                                    37,593              11,067
                                                                         ----------          ----------

  NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                   (1,952,767)            528,249
  Cash and Cash Equivalents at Beginning of Period                        5,940,190           4,789,901
                                                                         ----------          ----------

  CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 3,987,423         $ 5,318,150
                                                                        ===========         ===========


See accompanying notes.

                               THE EASTERN COMPANY

      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)


                                                          Six Months Ended                      Three Months Ended

                                                July 1, 2000       July 3, 1999        July 1, 2000       July 3, 1999
                                                ------------       ------------        ------------       ------------

  Net income                                       3,203,930         3,040,656            1,695,468         1,577,909

  Other comprehensive income --
     Foreign currency translation                     98,724            91,315              129,521            91,514
                                                  ----------        ----------           ----------        ----------

  Comprehensive income                             3,302,654         3,131,971            1,824,989         1,669,423
                                                  ==========        ==========           ==========        ==========





See accompanying notes.

THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 1, 2000

Note A - Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Refer to the Company's consolidated financial statements and notes thereto included in its Form 10-K for the year ended January 1, 2000 for additional information.

The accompanying condensed consolidated financial statements are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for such interim periods have been reflected therein. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

The condensed balance sheet as of January 1, 2000 has been derived from the audited consolidated balance sheet at that date.

Note B - Earnings Per Share
---------------------------

The denominators used in the earnings per share computations follow:

                                                              Six Months Ended                  Three Months Ended
                                                    July 1, 2000      July 3, 1999       July 1, 2000      July  3, 1999
                                                    ------------      -------------      ------------      -------------
  Basic:
     Weighted average shares outstanding             3,644,916         3,651,911          3,636,623         3,651,688
     Contingent shares outstanding                     (18,750)          (30,000)           (18,750)          (30,000)
                                                     ---------         ---------          ---------         ---------
     Denominator for basic earnings per share        3,626,166         3,621,911          3,617,873         3,621,688
                                                     =========         =========          =========         =========

  Diluted:
     Weighted average shares outstanding             3,644,916         3,651,911          3,636,623         3,651,688
     Contingent shares outstanding                     (18,750)          (30,000)           (18,750)          (30,000)
     Dilutive stock options                             55,757           122,923             28,422           117,824
                                                     ---------         ---------          ---------         ---------
     Denominator for diluted earnings per share      3,681,923         3,744,834          3,646,295         3,739,512
                                                     =========         =========          =========         =========



THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 1, 2000

Note C - Segment Information
----------------------------

Segment financial information follows:

                                                        SIX MONTHS ENDED                    THREE MONTHS ENDED
                                                 July 1, 2000     July 3, 1999         July 1, 2000     July 3, 1999
                                                 ------------     ------------         ------------     ------------
Revenues:
   Sales to unaffiliated customers:
      Industrial Hardware                        $17,771,225       $14,172,968         $ 9,428,499       $ 7,426,231
      Custom Locks                                11,457,136        12,082,354           5,913,542         6,248,462
      Metal Products                              11,310,675        13,157,998           4,982,576         6,354,973
                                                 -----------       -----------         -----------       -----------
                                                  40,539,036        39,413,320          20,324,617        20,029,666
   General corporate                                 117,824           146,238              54,616            74,987
                                                 -----------       -----------         -----------       -----------
                                                 $40,656,860       $39,559,558         $20,379,233       $20,104,563
                                                 ===========       ===========         ===========       ===========


Income Before Income Taxes:
   Industrial Hardware                           $ 2,888,681       $ 2,370,602         $ 1,481,936       $ 1,270,424
   Custom Locks                                    1,428,559         1,983,029             757,932         1,021,954
   Metal Products                                  1,764,245         1,792,906             776,058           855,189
                                                 -----------       -----------         -----------       -----------
      Operating Profit                             6,081,485         6,146,537           3,015,926         3,147,567
   General corporate expenses                       (901,809)       (1,126,551)           (289,279)         (552,952)
   Interest expense                                 (367,709)         (325,686)           (190,409)         (167,304)
                                                 -----------       -----------         -----------       -----------
                                                 $ 4,811,967       $ 4,694,300         $ 2,536,238       $ 2,427,311
                                                 ===========       ===========         ===========       ===========



  Note D - Business Acquisitions
  ------------------------------

  Effective June 29, 2000 the Company acquired the assets and businesses and assumed certain liabilities of Greenwald Industries, Inc. and Greenwald Intellicard, Inc (the Greenwald businesses). The Greenwald businesses design and manufacture in meter systems and provide smart cards, smart card readers, value transfer stations, card management software and interface boards primarily for the commercial laundry industry. The cost of the acquisition of the Greenwald businesses was $22,500,000, plus the assumption of approximately $1,017,000 of current liabilities. The purchase price of the Greenwald businesses is subject to a final audit of the businesses' statement of net assets.

  Effective February 1, 2000 and April 6, 2000 the Company also acquired all the issued and outstanding Common Stock of Ashtabula Industrial Hardware Co. (Ashtabula) and two product lines from Hansen International Inc. (Hansen), respectively. Ashtabula produces proprietary hardware for school and courtesy bus doors. The Hansen product lines produce proprietary locks to secure the lids of toolboxes that are installed in the beds of pickup trucks and other vehicles. The cost of these two acquisitions was approximately $4,000,000.

  The above acquisitions have been accounted for using the purchase method. The acquired businesses are included in the consolidated operating results of the Company from their date of acquisition. The excess of the cost of the acquired businesses over the fair market value of the net assets acquired has been allocated to goodwill that is being amortized by the straight-line method over 15 years.

  Neither the actual results nor the pro forma effects of the acquisitions of Ashtabula or Hansen are material to the Company's financial statements. Pro forma results for the Greenwald businesses, which assume the Greenwald businesses were acquired January 2, 1999, follow:

                                              Six Months Ended

                                    July 1, 2000            July 3, 1999
                                    ------------            ------------
  Net sales                          $49,332,039             $47,962,096

  Net income                           3,119,305               3,207,782

  Per share:
  Basic                                    $0.86                   $0.89
  Diluted                                  $0.85                   $0.86


  Note E - Debt
  -------------

  In the second quarter of fiscal 2000, the Company entered into an unsecured loan agreement (the Loan Agreement) with a financial institution. Under the term portion of the Loan Agreement the Company borrowed $25,000,000 which is payable in quarterly principal payments of $625,000 beginning on October 2, 2000. The quarterly principal payments increase annually up to $1,000,000 with a final principal payment due at maturity on July 1, 2005 of $8,000,000. The Company maintains an interest rate swap contract, with the lender, for $15,000,000 reduced on a quarterly basis beginning October 2, 2000 in accordance with the principal repayment schedule of the term portion of the Loan Agreement. The interest rate on the swap contract is fixed at 9.095%. The Company may borrow up to $20,000,000 to July 2, 2001 under the revolving credit portion of the Loan Agreement with a quarterly commitment fee of 1/4% on the unused portion. As of July 1, 2000, $4,509,694 was outstanding under the revolving credit portion of the Loan Agreement; the Company does not anticipate any repayments thereof prior to July 2, 2001.

  The interest rates on the term and the revolving credit portions of the Loan Agreement may vary. The margin rate spread is based on operating results calculated on a rolling-four-quarter basis. The interest rates may vary based on LIBOR rate plus a margin spread of 1.50% to 2.0% for the term portion and 1.25% to 1.75% for the revolving credit portion.

  Debt consists of:

                                                               July 1, 2000            January 1, 2000
                                                               ------------            ---------------
  Note payable (Paid prior to maturity June 29,2000.)                                    $ 6,500,000

  Term loan                                                     $25,000,000

  Revolving credit loan                                           4,509,694

  Capital lease obligation with interest at 4.99% and
     payable in monthly installments of $21,203
     through April 2009.                                          1,814,628                1,895,394

  Other                                                             384,693                  442,000
                                                                -----------               ----------
                                                                 31,709,015                8,551,512
  Less current portion                                            2,100,057                  272,367
                                                                -----------               ----------
                                                                $29,608,958               $8,565,027
                                                                ===========               ==========

  As of July 1, 2000 scheduled annual principal maturities of long-term debt, including capital lease obligations, for each on the next five years ending June 30 follow: 2001 - $2,151,475; 2002 - $3,160,037; 2003 - $3,669,036; 2004
  - $8,586,203; 2005 - $13,204,651.

ITEM 2               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

Recent Developments

  Effective June 29, 2000, the company acquired Greenwald Industries, Inc. and Greenwald Intellicard, Inc. from PubliCARD, Inc. The cost of the acquisition, which is being accounted for by the purchase method, was approximately $22,500,000, plus the assumption of certain liabilities of approximately $1,017,000 consisting of trade accounts payable, accrued liabilities and operating lease obligation. The assets were valued at actual or appraised fair market values with the balance of the purchase price allocated to goodwill. At the closing $20,750,000 was paid to the Sellers and $1,750,000 was paid to an escrow account. The purchase price is subject to a dollar for dollar adjustment, upward or downward, based upon an increase or decrease in the final closing net book value of assets acquired as compared to the opening balance sheet net book value. The adjustment in the purchase price is scheduled to occur approximately 90 days from the closing date. The assets acquired from the Sellers included personal property leases, real property leases and all leasehold improvements and structures on the real property leases, contracts, real property, prepaid expenses and deposits, accounts receivable, inventories, machinery, equipment, tools and dies, computer hardware and software, goodwill, Know-How, and Intellectual Property Rights as more fully set forth in Section 2 of the Asset Purchase Agreement (See Exhibit
  2). The business in which the acquired assets are used is in the design and manufacturing of coin meter systems primarily in the commercial laundry industry providing smart cards, smart card readers, value transfer stations, card management software and interface boards primarily for the commercial laundry industry. The Company intends to continue these businesses and the assets acquired will remain in use in the facility located in Chester, Connecticut.

  Effective February 1, 2000 and April 6, 2000 the Company also acquired all the issued and outstanding Common Stock of Ashtabula Industrial Hardware Co. (Ashtabula) and two product lines from Hansen International Inc. (Hansen), respectively. Ashtabula produces proprietary hardware for school and courtesy bus doors. The Hansen product lines produce proprietary locks to secure the lids of toolboxes that are installed in the beds of pickup trucks and other vehicles. The cost of these two acquisitions was approximately $4,000,000. The effects of these acquisition on the Company's consolidated financial position and operation results are not material.

Results of Operations

  Net income per share (basic) for the second quarter of 2000 represented the fourteenth consecutive quarterly earnings per share increase as compared to the same quarter of the previous year. Net income for the second quarter was $1.7 million or $.47 per share (basic) on sales of $20.3 million as compared to $1.6 million or $.44 per share (basic) on sales of $20.0 million in the second quarter of 1999. Net income for the first six months of 2000 was $3.2 million or $0.88 per share (basic) on sales of $40.5 million as compared to the first six months of 1999 of $3.0 million or $0.84 per share (basic) on sales of $39.4 million.

  Sales for the second quarter 2000 were up 1.5% compared to the same period a year ago. Volume was down 13.7%, price increases were up 2.5% and new product introductions of 12.7% accounted for the increase. Sales for the first half of 2000 were up 2.9% compared to the same period a year ago. Volume was down 10.3%, price increases were up 2% and new products were up 11.2%.

  The Industrial Hardware Group second quarter sales were up 27% compared to the second quarter of 1999. New product sales accounted for 25% and higher volume of 2% accounted for the increase. For the first half of 2000 the Industrial Hardware Group sales were up 25% as compared to the first half of 1999. New product sales increased 17% and volume was up 8%. New products included bus hardware, PSL toolbox locks, mini rotary latches, a push button lock assembly and a spring-loaded hinge. Eberhard Manufacturing, in Strongsville, Ohio experienced a 21% increase in sales in the first half of 2000 as compared to the first half of 1999, while sales for the second quarter increased 18% over the prior year period. New product sales accounted for the increase, offsetting a slight reduction on other product sales, some of which were replaced with newer products. Eberhard Hardware, Ltd., our Canadian subsidiary, experienced a 41% increase in sales the first half of 2000 as compared to the first half of 1999, while sales for the second quarter of 2000 outpaced the second quarter of 1999 by 65%. The increase is due primarily to the sale of new products to the tractor-trailer industry and sales of the toolbox locks acquired at the beginning of the quarter. Sesamee Mexicana, the Company's Mexican operation, continued to see strong sales growth in industrial hardware with second quarter sales increasing 50% as compared to the second quarter of 1999. Sales for the first half were up 51% compared to the first half of 1999.

  The Custom Locks Group sales were down 5% for both the second quarter and six months as compared to the comparable periods in 1999. Volume was down 6%, while prices were up 1% for both periods compared to the prior year. The volume decrease experienced at our Illinois Lock division was due to sales to several major accounts being down in 2000 compared to the same periods in 1999. This volume decline was partially offset by increased sales at CCL Security Products division and our Asian operations.

  The Metal Products Group sales were down 21% in the second quarter as compared to the second quarter of 1999. Price and new products were up 18% while volume was down 39%. Sales for the first half decreased 14% from the comparable period of 1999. Increases in prices and new products accounting for 20% was not sufficient to offset the decrease in volume of 34%. Demand for underground mine expansion shells were down 20% in the second quarter and were down 28% for the first half of 2000 compared to the same periods in 1999. The downward trend in demand for underground mine expansion shells appears to be ongoing. The contract casting business decreased 23% in the second quarter and 1% for the first half of 2000 from the comparable periods of 1999. The contract castings business continues to be adversely affected by increased price competition from China and Mexico. The Company continues to look at new manufacturing methods and alternative methods to remain competitive.

  Gross margin as a percentage of sales for the three and six months ended July 1, 2000 was approximately 28% which was comparable to the same periods a year ago.

  Selling and administrative expenses were up 1% or $25 thousand and 5% or $298 thousand for the three and six months ended July 1, 2000 compared to the same periods a year ago. The second quarter 2000 selling and administrative expenses were higher than the comparable period in 1999 due to higher spending on legal and professional expenses and advertising. For the first half selling and administrative expenses also included increased travel expenses and higher payroll and fringe benefit costs.

  Interest expense increased by $23 thousand or 14% for the second quarter of 2000 and $42 thousand or 13% for six months as compared to the same periods in 1999. The increase in interest expense was due to the impact of higher average outstanding borrowing in the current year and increased interest rates.

  Earnings before income taxes for the three and six months ended July 1, 2000 were up 4% or $109 thousand and 3% or $118 thousand respectively, as compared to the same periods of 1999. The Industrial Hardware Group gained 17% or $212 thousand and 22% or $518 thousand as compared to the same periods a year ago. The increase was attributable to increased sales of bus hardware and toolbox locks as a result of recent acquisitions and heavy hardware to the Canadian tractor-trailer industry as well as new product introductions with improved profit margins. The Custom Locks Group earnings before income taxes for the three and six months ended July 2, 2000 were down 26% or $264 thousand and 28% or $554 thousand respectively from the comparable periods a year ago. The decrease is the result of lower sales volume and increased price competition. The Metal Products Group earnings were down 9% or $79 thousand and 2% or $29 thousand for the second quarter and first half of 2000 over the same periods a year ago due to lower sales volume and increased importation of foreign castings.

  Liquidity and Sources of Capital

  Cash flows from operations were $5.7 million for the first half of 2000 versus $3.0 million for the same period in 1999. The change in cash flows resulted from an increased level of sales and the associated timing differences for collections of accounts receivable and payments of liabilities and changes in inventories. Cash flows from operations were sufficient to fund capital expenditures, dividend payments and the purchase of 20,000 shares of Common Stock for the treasury.

  Additions to property, plant and equipment were $2.0 million during the first six months of 2000 versus $1.9 million for the comparable period a year ago. Total 2000 capital expenditures, including a 40,000 square foot building addition to our Eberhard Division in Cleveland, will exceed the annual expected $2.5 million level of depreciation.

  Total inventories at the end of the second quarter of 2000 of $16.3 million were $2.3 million higher than year end 1999, the increase is due to the acquisition of Greenwald and Ashtabula which included inventories of $3.1 million and $171 thousand respectively, which was offset by a reduction in inventories at our existing locations. The inventory turnover ratio, excluding the Greenwald acquisition, of 4.4 turns has improved compared to the year end 1999 of 3.7 turns and is slightly lower than the end of the second quarter of 1999 of 4.6 turns. Accounts receivable increased by $1.4 million over the second quarter of 1999 and $2.4 million from year end 1999, primarily due to the Greenwald acquisition. The average day's sales in accounts receivable, excluding the Greenwald acquisition, for the second quarter of 2000 was 39 days compared to the second quarter of 1999 of 47 days.

  In the second quarter of fiscal 2000, the Company entered into an unsecured loan agreement (the Loan Agreement) with a financial institution. Under the term portion of the Loan Agreement the Company borrowed $25,000,000. The Company may borrow up to $20,000,000 under the revolving credit portion of the Loan Agreement with a quarterly commitment fee of 1/4% on the unused portion. As of July 1, 2000, $4,509,694 was outstanding under the revolving credit portion of the Loan Agreement; the Company does not anticipate any repayments prior to July 2, 2001.

  Proceeds from the Loan Agreement were used to refinance debt and fund the purchase of the Greenwald businesses.

  Cash flow from operating activities and funds available under the Company's revolving credit portion of the Loan Agreement should be sufficient to cover future working capital requirements.

  Other Matters

  No other matters are currently pending.

  Note: The preceding information contains forward looking statements which reflect the Company's current expectations regarding its future operating performance and achievements and is subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such statements. Such risks and uncertainties include changing customer preferences, lack of success of new products, loss of customers, competition, increased raw material prices and problems associated with foreign sourcing of parts and products. The Company is not obligated to update or revise the aforementioned statements for new developments

ITEM 3            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------            ----------------------------------------------------------

  The Company maintains manufacturing facilities in foreign countries, which account for approximately 13% of total sales and total assets. The United States operations buy and sell to foreign affiliated companies and export less than 12% of total sales to non-affiliated companies. This trade activity could be affected by fluctuations in the foreign currency exchange or weak economic conditions. The Company's currency exposure is concentrated in four foreign currencies, Canada dollar, Mexican peso, New Taiwan dollar and the Hong Kong dollar. Because the Company has limited exposure to foreign markets, related currency exchange gains or loses are not material.

  The Company is exposed to interest rate change market risk with respect to its unsecured $45,000,000 Loan Agreement with interest based on LIBOR plus a spread of up to 2%. The spread is determined based on the Company's operating performance compared to agreed upon financial targets. The current interest rate spread is 1.75% on the term loan portion and 1.50% on the revolving credit line portion of the Loan Agreement. Changes in LIBOR rates during fiscal 2000 will effect the Company's interest expense. The Company has a swap agreement on the first $15,000,000 of the term loan portion of the Loan Agreement with an all in rate of 9.095% to hedge against future LIBOR rate increases. As of July 1, 2000, $29,510,000 was outstanding under the credit facility.

PART II

                                OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS -
--------------------------

   There are no significant pending legal proceedings, other than ordinary routine litigation incidental to the Company's business, to which either the Registrant or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 2            CHANGES IN SECURITIES
------            ---------------------

                  None

ITEM 3            DEFAULTS UPON SENIOR SECURITIES
------            -------------------------------

                  None

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------            ---------------------------------------------------
                  None

ITEM 5            OTHER INFORMATION

                  None

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K
-------           --------------------------------
     (a)  Exhibits

          (2) Form of Asset Purchase Agreement dated as of June 20, 2000 between the Registrant and Greenwald Industries, Inc., Greenwald Intellicard, Inc., and PubliCARD, Inc., incorporated herein by reference to exhibit
          (2) filed with the Company's current report on Form 8-K dated July 14, 2000.

          (10) Forms of Loan Agreement, Term Note, Revolving Credit Note, and related documents between the Registrant and Fleet National Bank dated as of June 28, 2000, incorporated herein by reference to exhibit (10) filed with the Company's current report on Form 8-K dated July 14, 2000.

     (b)  Reports on Form 8-K

          (i) Current report on Form 8-K dated July 14, 2000 re: Item 2 - Acquisition or Disposition of Assets

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               THE EASTERN COMPANY

                                  (Registrant)

DATE:  August 14, 2000              /s/Leonard F. Leganza
       ---------------              ------------------------
                                    Leonard F. Leganza
                                    President and Chief Executive Officer

DATE:  August 14, 2000              /s/John L. Sullivan, III
       ---------------              ------------------------
                                    John L. Sullivan, III
                                    Vice President, Secretary and Treasurer