Form 10-Q/A
period 2000-07-01
EASTERN CO
filed 2000-09-12
CIK 31107

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                FORM 10-Q/A No. 1

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

  Neither the actual results nor the pro forma effects of the acquisitions of Ashtabula or Hansen are material to the Company's financial statements. Pro forma results for the Greenwald businesses, which assume the Greenwald businesses were acquired January 2, 1999, follow:

                                              Six Months Ended

                                    July 1, 2000            July 3, 1999
                                    ------------            ------------
  Net sales                          $49,332,039             $47,962,096

  Net income                           2,989,892               2,908,775

  Per share:
  Basic                                    $0.82                   $0.80
  Diluted                                  $0.81                   $0.78


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

                               THE EASTERN COMPANY

                                  (Registrant)

DATE:  September 12, 2000           /s/Leonard F. Leganza
       ------------------           ------------------------
                                    Leonard F. Leganza
                                    President and Chief Executive Officer

DATE:  September 12, 2000           /s/John L. Sullivan, III
       ------------------           ------------------------
                                    John L. Sullivan, III
                                    Vice President, Secretary and Treasurer