Form 10-Q
period 2000-09-30
EASTERN CO
filed 2000-11-13
CIK 31107

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                         PERIOD ENDED SEPTEMBER 30, 2000

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


                          Yes _X_  No__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                       Outstanding as of September 30, 2000
           -----                       ------------------------------------
   Common Stock, No par value                       3,636,757

                                     PART I

                              FINANCIAL INFORMATION

                               THE EASTERN COMPANY
  ITEM I         CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
  ------

  ASSETS
                                                                      September 30, 2000                January 1, 2000
                                                                      ------------------                ---------------
  CURRENT ASSETS
  Cash and cash equivalents                                              $  4,247,815                    $   5,940,190
  Accounts receivable, less allowances:
  2000 - $344,000;   1999 - $526,000                                       15,037,910                        9,321,653
  Inventories                                                              16,779,914                       14,040,263
  Prepaid expenses and other                                                2,938,314                        2,645,506
                                                                         ------------                    -------------
  Total Current Assets                                                     39,003,953                       31,947,612
  --------------------

  Property, plant and equipment                                            41,658,886                       29,124,833
  Accumulated depreciation and amortization                               (14,754,344)                     (12,759,995)
                                                                         ------------                    -------------
                                                                           26,904,542                       16,364,838

  Prepaid pension cost                                                      5,208,405                        4,980,689

  Goodwill, less accumulated amortization                                  11,573,136                            7,023
  Other assets, less accumulated amortization                               2,788,429                        1,594,230
                                                                         ------------                    -------------
                                                                         $ 85,478,465                    $  54,894,392
                                                                         ============                    =============

  LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES

  Accounts payable                                                       $  5,016,195                    $   3,467,058
  Accrued compensation                                                      2,405,811                        1,903,804
  Other accrued expenses                                                    2,713,176                        1,570,009
  Current portion of long-term debt                                         3,020,413                          272,367
                                                                         ------------                    -------------
  Total Current Liabilites                                                 13,155,595                        7,213,238
  ------------------------

  Deferred federal income taxes                                             2,927,000                        2,927,000
  Long-term debt                                                           29,435,234                        8,565,027
  Accrued postretirement benefits                                           2,789,314                        2,789,314

  Shareholders' Equity

  Voting Preferred Stock, no par value:
       Authorized and unissued: 1,000,000 shares
  Nonvoting Preferred Stock, no par value:
       Authorized and unissued: 1,000,000 shares
  Common Stock, No Par Value:
       Authorized: 25,000,000 shares
       Issued: 3,636,757 shares in 2000 and 3,647,942
       shares in 1999;
           excluding shares held in treasury of
           1,650,726 in 2000 and 1,621,572 in 1999                            913,705                        1,154,147
  Retained earnings                                                        37,190,244                       33,175,227
  Unearned compensation                                                      (211,406)                        (211,406)
  Accumulated other comprehensive loss - translation adjustment              (721,221)                        (718,155)
                                                                         ------------                    -------------
  TOTAL SHAREHOLDERS' EQUITY                                               37,171,322                       33,399,813
                                                                         ------------                    -------------
                                                                         $ 85,478,465                    $  54,894,392
                                                                         ============                    =============

  See accompanying notes.
                                                                     -2-

                               THE EASTERN COMPANY

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                        NINE MONTHS ENDED                   THREE MONTHS ENDED
                                              Sept. 30, 2000      Oct. 2, 1999        Sept. 30, 2000       Oct. 2, 1999
                                              --------------      ------------        --------------       ------------
  Net sales                                   $ 65,234,247        $ 57,654,997        $ 24,695,211         $ 18,241,677

  Other income                                     180,041             217,609              62,217               71,371
                                              -----------         ------------        ------------         ------------
                                                65,414,288           57,872,606         24,757,428           18,313,048

  Cost of products sold                         46,680,470           41,598,705         17,563,511           13,097,236
                                              ------------        -------------       ------------         ------------
                                                18,733,818           16,273,901          7,193,917            5,215,812

  Selling and administrative expenses
                                                 9,611,656            8,755,389          3,277,717            2,719,175

  Interest expense
                                                 1,082,463              478,215            714,754              152,529

  Goodwill amortization
                                                   211,597                2,483            185,311                  594
                                              ------------        -------------       ------------         ------------

  INCOME BEFORE INCOME TAXES
                                                 7,828,102            7,037,814          3,016,135            2,343,514

  Income taxes                                   2,612,617            2,325,358          1,004,580              671,714
                                              ------------        -------------       ------------         ------------

  NET INCOME                                  $  5,215,485        $   4,712,456       $  2,011,555         $  1,671,800
                                              ============        =============       ============         ============


  Net income per share:
     Basic                                       $    1.44           $     1.30          $    0.56            $    0.46
     Diluted                                     $    1.42           $     1.26          $    0.56            $    0.45

  Cash dividends per share                       $    0.33           $     0.32          $    0.11            $    0.11




  See accompanying notes.

                               THE EASTERN COMPANY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                       NINE MONTHS ENDED

                                                                               Sept. 30, 2000        Oct. 2, 1999
                                                                               --------------        ------------
  OPERATING ACTIVITIES:
    Net income                                                                    $ 5,215,485         $ 4,712,456
    Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                                2,602,809           2,084,586
       (Gain) loss on sales of equipment and other assets                                (231)              8,280
       Postretirement benefits other than pensions                                         --             (79,297)
       Provision for doubtful accounts                                               (182,414)             99,828
       Issuance of Common Stock for directors' fees                                    82,988              63,145
       Changes in operating assets and liabilities:
         Accounts receivable                                                       (2,331,772)         (1,413,628)
         Inventories                                                                  422,659             505,991
         Prepaid expenses and other                                                  (290,994)            (26,215)
         Prepaid pension cost                                                        (227,716)           (343,862)
         Other assets                                                                (142,239)           (137,698)
         Accounts payable                                                             873,418             803,469
         Accrued compensation and other expenses                                    1,524,704            (242,715)
                                                                                  -----------         -----------
                NET CASH PROVIDED BY OPERATING ACTIVITIES                           7,546,697           6,034,340

  INVESTING ACTIVITIES:
      Purchases of property, plant, and equipment                                  (3,834,512)         (3,153,847)
      Business acquisitions                                                       (27,547,304)                 --
      Other                                                                            12,837                 (33)
                                                                                  -----------         -----------
               NET CASH USED BY INVESTING ACTIVITIES                              (31,368,979)         (3,153,880)

  FINANCING ACTIVITIES:
    Proceeds from issuance of long-term debt                                       30,330,453           2,470,610
    Principal payments on long-term debt                                           (6,703,197)         (2,198,924)
    Proceeds from sales of Common Stock                                                93,009             380,224
    Purchases of Common Stock for treasury                                           (416,439)           (580,594)
    Dividends paid                                                                 (1,200,467)         (1,171,348)
                                                                                  -----------         -----------
               NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                    22,103,359          (1,100,032)

  Effect of exchange rate changes on cash                                              26,548              40,883
                                                                                  -----------         -----------


  NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             (1,692,375)          1,821,311
  Cash and Cash Equivalents at Beginning of Period                                  5,940,190           4,789,901
                                                                                  -----------         -----------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 4,247,815         $ 6,611,212
                                                                                  ===========         ===========


See accompanying notes.

                               THE EASTERN COMPANY

      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNADUITED)



                                                      NINE MONTHS ENDED                        THREE MONTHS ENDED

                                              Oct. 2, 1999         Oct. 2, 1999        Oct. 2, 1999         Oct. 2, 1999
                                              ------------         ------------        ------------         ------------

  Net income                                      5,215,485           4,712,456           2,011,555            1,671,800
  Other comprehensive income (loss) --
     Foreign currency translation                    (3,066)            148,127            (101,790)              56,812
                                                  ---------           ---------           ---------            ---------

  Comprehensive income                            5,212,419           4,860,583           1,909,765            1,728,612
                                                  =========           =========           =========            =========











  See accompanying notes.

THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


SEPTEMBER 30, 2000


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


Note B - Earnings Per Share

The denominators used in the earnings per share computations follow:

                                                          NINE MONTHS ENDED                  THREE MONTHS ENDED
                                                    Sept. 30, 2000   Oct. 2, 1999       Sept.30, 2000   Oct. 2, 1999
                                                    --------------   ------------       -------------   ------------
  Basic:
     Weighted average shares outstanding                3,641,344       3,643,974           3,634,306      3,650,595
     Contingent shares outstanding                        (18,750)        (18,750)            (18,750)       (18,750)
                                                        ---------       ---------           ---------      ---------
     Denominator for basic earnings per share           3,622,594       3,625,224           3,615,556      3,631,845
                                                        =========       =========           =========      =========

  Diluted:
     Weighted average shares outstanding                3,641,344       3,643,974           3,634,306      3,650,595
     Contingent shares outstanding                        (18,750)        (18,750)            (18,750)       (18,750)
     Dilutive stock options                                37,809         121,139               1,912        117,573
                                                        ---------       ---------           ---------      ---------
     Denominator for diluted earnings per share         3,660,403       3,746,363           3,617,468      3,749,418
                                                        =========       =========           =========      =========




THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2000


Note C - Segment Information

Starting with this current reporting period, the Greenwald acquisition has been included in our Custom Locks Group.

Segment financial information follows:

                                                NINE MONTHS ENDED                         THREE MONTHS ENDED
                                      Sept. 30, 2000     Oct. 2, 1999               Sept. 30, 2000         Oct. 2, 1999
                                      --------------     ------------               --------------         ------------
Revenues:
   Sales to unaffiliated customers:
      Industrial Hardware                $26,314,248      $21,602,013                $ 8,543,023           $ 7,429,045
      Custom Locks                        22,095,158       17,759,447                 10,638,022             5,677,094
      Metal Products                      16,824,841       18,293,537                  5,514,166             5,135,538
                                         -----------      -----------                -----------           -----------
                                          65,234,247       57,654,997                 24,695,211            18,241,677
   General corporate                         180,041          217,609                     62,217                71,371
                                         -----------      -----------                -----------           -----------
                                         $65,414,288      $57,872,606                $24,757,428           $18,313,048
                                         ===========      ===========                ===========           ===========

Income Before Income Taxes:
   Industrial Hardware                   $ 4,531,372      $ 3,493,210                $ 1,642,691           $ 1,122,608
   Custom Locks                            3,289,977        2,930,262                  1,861,418               947,233
   Metal Products                          2,465,458        2,445,384                    701,213               652,478
                                         -----------      -----------                -----------           -----------
      Operating Profit                    10,286,807        8,868,856                  4,205,322             2,722,319
   General corporate expense              (1,376,242)      (1,352,827)                  (474,433)             (226,276)
   Interest expense                       (1,082,463)        (478,215)                  (714,754)             (152,529)
                                         -----------      -----------                -----------           -----------
                                         $ 7,828,102      $ 7,037,814                $ 3,016,135           $ 2,343,514
                                         ===========      ===========                ===========           ===========


  Note D - Business Acquisitions

  Effective June 29, 2000 the Company acquired the assets and businesses and assumed certain liabilities of Greenwald Industries, Inc. and Greenwald Intellicard, Inc (the Greenwald businesses). The Greenwald businesses design, manufacture and market coin acceptance systems and provide smart cards, smart card readers, value transfer stations, card management software and interface boards primarily for the commercial laundry industry. The cost of the acquisition of the Greenwald businesses was $23,137,000, plus the assumption of approximately $749,000 of current liabilities.

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

  The above acquisitions have been accounted for using the purchase method. The acquired businesses are included in the consolidated operating results of the Company from their date of acquisition. The excess of the cost of the acquired businesses over the fair market value of the net assets acquired has been allocated to goodwill that is being amortized using the straight-line method over 15 years.

  Neither the actual results nor the pro forma effects of the acquisitions of Ashtabula or Hansen are material to the Company's financial statements. Pro forma results for the Greenwald businesses, which assume the Greenwald businesses were acquired January 2, 1999, follow:

                              Nine Months Ended                           Three Months Ended
                       September 30, 2000   October 2, 1999        September 30, 2000   October 2, 1999
                       ------------------   ---------------        ------------------   ---------------

  Net sales                $74,027,250        $70,789,282             $24,695,211          $22,827,186

  Net income                 5,130,860          5,038,511               2,011,555            1,830,729

  Per share:
  Basic                          $1.42              $1.39                   $0.56                $0.50
  Diluted                        $1.40              $1.34                   $0.56                $0.49


Note E - Debt

  In the second quarter of fiscal 2000, the Company entered into an unsecured loan agreement (the Loan Agreement) with a financial institution. Under the term portion of the Loan Agreement the Company borrowed $25,000,000 which is payable in quarterly principal payments of $625,000 beginning on October 2, 2000. The quarterly principal payments increase annually up to $1,000,000 with a final principal payment due at maturity on July 1, 2005 of $9,000,000. The Company maintains an interest rate swap contract as required, with the lender, for $15,000,000 reduced on a quarterly basis beginning October 2, 2000 in accordance with the principal repayment schedule of the term portion of the Loan Agreement. The interest rate on the swap contract is fixed at 9.095%. The Company may borrow up to $20,000,000 to July 2, 2003 under the revolving credit portion of the Loan Agreement with a quarterly commitment fee of 1/4% on the unused portion. As of September 30, 2000, $5,009,694 was outstanding under the revolving credit portion of the Loan Agreement; the Company does not anticipate any repayments thereof prior to September 29, 2001.

  The interest rates on the term and the revolving credit portions of the Loan Agreement may vary. The margin rate spread is based on operating results calculated on a rolling-four-quarter basis. The interest rates may vary based on LIBOR rate plus a margin spread of 1.50% to 2.0% for the term portion and 1.25% to 1.75% for the revolving credit portion.

  Under the Loan Agreement, the Company is required to maintain specified financial ratios and amounts. In addition, the Company is restricted to, among other things, capital leases, purchases or redemption of its capital stock, mergers and divestitures, and new borrowing.

  Debt consists of:

                                                              September 30, 2000          January 1, 2000
                                                              ------------------          ---------------
  Note payable (Paid prior to maturity June 29,2000.)                                       $ 6,500,000

  Term loan                                                       $25,000,000

  Revolving credit loan                                             5,009,694

  Capital lease obligation with interest at 4.99% and
     payable in monthly installments of $21,203
     through April 2009.                                            1,773,485                 1,895,394

  Other                                                               672,468                   442,000
                                                                  -----------               -----------
                                                                   32,455,647                 8,551,512
  Less current portion                                              3,020,413                   272,367
                                                                  -----------               -----------
                                                                  $29,435,234               $ 8,565,027
                                                                  ===========               ===========

  As of September 30, 2000 scheduled annual principal maturities of long-term debt, including the capital lease obligation, for each on the next five years ending September 30 follow: 2001 - $3,020,413; 2002 - $3,286,844; 2003 -
  $3,795,956; 2004 - $9,240,713; 2005 - $12,207,215.

ITEM 2                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------                    FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS



Recent Developments

  Effective June 29, 2000, the company acquired Greenwald Industries, Inc. and Greenwald Intellicard, Inc. (Greenwald) from PubliCARD, Inc. The cost of the acquisition, which is being accounted for by the purchase method, was approximately $23,137,000, plus the assumption of certain liabilities of approximately $749,000 consisting of trade accounts payable, accrued liabilities and operating lease obligation. The assets were valued at actual or appraised fair market values with the balance of the purchase price allocated to goodwill. At the closing $20,750,000 was paid to the Sellers and $1,750,000 was paid to an escrow account and a final net worth adjustment was paid September 20, 2000 in the amount of $637,000. The assets acquired from the Sellers included personal property leases, real property leases and all leasehold improvements and structures on the real property leases, contracts, real property, prepaid expenses and deposits, accounts receivable, inventories, machinery, equipment, tools and dies, computer hardware and software, goodwill, Know-How, and Intellectual Property Rights as more fully set forth in Section 2 of the Asset Purchase Agreement (See Exhibit 2). The business in which the acquired assets are used is in the design, manufacturing and marketing of coin acceptance systems used primarily in the commercial laundry industry, providing smart cards, smart card readers, value transfer stations, card management software and interface boards. The Company intends to continue these businesses and the assets acquired will remain in use in the facility located in Chester, Connecticut. Starting with this current reporting period, Greenwald has been included in our Custom Locks Group.

  Effective February 1, 2000 and April 6, 2000 the Company also acquired all the issued and outstanding Common Stock of Ashtabula Industrial Hardware Co. (Ashtabula) and two product lines from Hansen International Inc. (Hansen), respectively. Ashtabula produces proprietary hardware for school and courtesy bus doors. The Hansen product lines produce proprietary locks to secure the lids of toolboxes that are installed in the beds of pickup trucks and other vehicles. The cost of these two acquisitions was approximately $4,000,000. The effects of these acquisitions on the Company's consolidated financial position and operation results are not material.


Results of Operations

  Net income per share (basic) for the third quarter of 2000 represented the fifteenth consecutive quarterly earnings per share increase as compared to the same quarter of the previous year. Net income for the third quarter was $2.0 million or $.56 per share (basic) on sales of $24.7 million as compared to $1.7 million or $.46 per share (basic) on sales of $18.2 million in the third quarter of 1999. Net income for the first nine months of 2000 was $5.2 million or $1.44 per share (basic) on sales of $65.2 million as compared to the first nine months of 1999 of $4.7 million or $1.30 per share (basic) on sales of $57.7 million.

  Sales for the third quarter 2000 were up 35.4% compared to the same period a year ago. Volume increased 17.2%, price increases were up 1.3% and new product introductions were up 16.9%. The major portion of the volume increase in the third quarter was due to the addition of Greenwald results. Sales for the first nine months of 2000 were up 13.2% compared to the same period a year ago. Volume was down slightly over the prior year 1.6%, however, price increases were up 1.7% and new products were up 13.1%. The decrease in volume in the metal product segment offset the increased volume from Greenwald.

  The Industrial Hardware Group third quarter sales were up 15.0% compared to the third quarter of 1999. New product sales accounted for 26.2% of the increase, which was partially offset by a volume decrease of 11.2% over the third quarter of 1999. The reduction in volume is primarily the result of the discontinuance of mature products and their replacement with new products with improved margins. For the first nine months of 2000 the Industrial Hardware Group sales were up 21.8% as compared to the same period in 1999. New product sales accounted for 20.2% of the increase along with a 1.6% increase in volume. New products included lock rods for truck trailers, PSL toolbox locks, bus hardware, a foot step, a paddle rotary, mini rotary, slam latch, and t-handles.

  The Custom Locks Group sales were up 87.4% in the third quarter as compared to the third quarter of 1999. Volume was up 86.1% and price increases were up 1.3%. Sales for the first nine months were up 24.4% as compared to the first nine months of 1999. Volume was up 23.2% and price increases were up 1.2%. Volume for this group was up as the result of consolidating Greenwald, which was acquired June 29, 2000.

  The Metal Products Group sales were up 7.4% in the third quarter as compared to the third quarter of 1999. Price increases were up 3.0%, new products were up 22.3% and volume was down 17.9%. Sales for the first nine months decreased 8.0% from the comparable period of 1999 with volume decreasing 29.6% and increases in both prices of 4.3% and new products of 17.3%. Demand for underground mine expansion shells were up 2% in the third quarter and were down 20% for the first nine months of 2000 as compared to the same periods in 1999. While demand for underground mine expansion shells increased slightly in the third quarter, this does not appear to be an ongoing trend. The contract casting business increased 11% in the third quarter and 3% for the first nine months from the comparable periods of 1999. This increase in contract casting business during the third quarter was due primarily to business acquired to accommodate a foundry competitor who had experienced manufacturing problems during the year 2000. This temporary customer representing approximately 14% of the Metal Product Group sales for the year 2000 and is expected to end during the fourth quarter of 2000. Competition from China and Mexico continue to have an adverse impact on our contract casting business.

  Gross margin as a percentage of sales for the three and nine months ended September 30, 2000 was approximately 29% compared to 28% for the comparable periods a year ago. The increase in gross margin is primarily the result of improved product mix, including new product introductions.

  Selling and administrative expenses were up 21% or $559 thousand and 10% or $856 thousand for the three and nine months ended September 30, 2000 compared to the same periods a year ago. The nine month 2000 selling and administrative expenses were higher than the comparable period in 1999 due to higher legal and professional fees, payroll costs, fringe benefit costs and the inclusion of Greenwald in 2000. For the third quarter 2000, selling and administrative expenses increased mainly as the result of Greenwald and higher legal and professional cost related to a supplier dispute.

  Interest expense through nine months of 2000 was $1.1 million versus $478 thousand for the first nine months of 1999. This increase in interest expense was due to the impact of higher average outstanding borrowing in the current year and higher interest rates.

  Earnings before income taxes for the three and nine months ended September 30, 2000 were up 30% or $695 thousand and 12% or $813 thousand respectively, as compared to the same periods of 1999. The Industrial Hardware Group was up 46% or $520 thousand for 3 months and gained 30% or $1.0 million for nine months as compared to the same periods a year ago. The nine month increase was attributable to increased sales of heavy hardware to the Canadian tractor trailer industry, sales of bus hardware and toolbox locks from our acquisitions earlier in the year, and new product introductions with improved profit margins. The Custom Locks Group earnings before income taxes for the three months ended September 30, 2000 were up 97% or $914 thousand as compared to the third quarter of 1999. The increase is this group was due to the acquisition of Greenwald. Earnings at our core lock operations were down $40 thousand or 4% for the 3 month period compared to 1999. For the nine months ending September 30, 2000, earnings before income taxes were up 12% or $360 thousand from the comparable period a year ago. The nine month increase in the lock group reflects the Greenwald acquisition and a decrease in our core lock operation of 20% or $595 thousand. The Metal Products Group earnings were up 7% or $49 thousand compared to the third quarter of 1999 and increased 1% or $20 thousand through the first nine months of 2000 over the same period a year ago due to improved product mix and greater utilization of the production facilities.


  Liquidity and Sources of Capital

  Cash flows from operations were $7.5 million for the first nine months of 2000 versus $6.0 million for the same period in 1999. The change in cash flows resulted from an increased level of sales and the associated timing differences for collections of accounts receivable and payments of liabilities and changes in inventory. Cash flow from operations in the third quarter of 2000 was sufficient to fund capital expenditures and dividend payments. The Company drew down an additional $500 thousand under its revolving credit facility to cover the final payment for the Greenwald acquisition.

  Additions to property, plant and equipment were $3.8 million during the first nine months of 2000 versus $3.2 million for the comparable period a year ago. Total 2000 capital expenditures, including the 40,000 square foot building addition to our Eberhard Division in Cleveland, will exceed the annual expected $2.5 million level of depreciation.

  Total inventory at the end of the third quarter of 2000 of $16.8 million increased by $2.7 million from year end 1999. Our core business units showed a combined decrease of $300 thousand which was offset by the acquisition of Greenwald. The inventory turnover ratio of 3.7 turns is comparable to the year end 1999 of 3.7 turns and slightly lower than the end of the third quarter of 1999 of 4.5 turns. Accounts receivable increased by $5.1 million over the third quarter of 1999 and $5.7 million from year end 1999, primarily due to increased sales growth as a result of the three acquisitions made during 2000. The average day's sales in accounts receivable for the third quarter of 2000 of 55 days increased slightly compared to the third quarter of 1999 of 50 days.

  Cash flow from operating activities and funds available under the revolving credit portion of the Company's Loan Agreement should be sufficient to cover future working capital requirements.


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

  The Company is exposed to interest rate change market risk with respect to its unsecured $45,000,000 Loan Agreement with interest based on LIBOR plus a spread of up to 2%. The spread is determined based on the Company's operating performance compared to agreed upon financial targets. The current interest rate spread is 1.75% on the term loan portion and 1.50% on the revolving credit line portion of the Loan Agreement. Changes in LIBOR rates during fiscal 2000 will effect the Company's interest expense. The Company has a swap agreement on the first $15,000,000 of the term loan portion of the Loan Agreement with an all in rate of 9.095% to hedge against future LIBOR rate increases. As of September 30, 2000, $30,010,000 was outstanding under the credit facility.

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

                (b)    Reports on Form 8-K
                       (i)  Current report on Form 8-K dated July 14, 2000 re:
                            Item 2 - Acquisition or Disposition of Assets.


                       (ii) Amendment No. 1 on Form 8-K dated September 12,
                            2000 re: Item 7 - Financial Statements and Exhibits.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    THE EASTERN COMPANY
                                    -------------------
                                    (Registrant)


DATE:  November 13, 2000            /s/Leonard F. Leganza
       -----------------            -----------------------
                                       Leonard F. Leganza
                                       President and Chief Executive Officer



DATE:  November 13, 2000            /s/John L. Sullivan III
       -----------------            -----------------------
                                       John L. Sullivan, III
                                       Vice President, Secretary and Treasurer