Form 10-K
period 2000-12-30
EASTERN CO
filed 2001-03-23
CIK 31107

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  (Mark One)

  [X]    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year ended December 30, 2000

                                       OR

  [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to _______________

                          Commission File Number 0-599
                          ----------------------------

                               THE EASTERN COMPANY
                               -------------------
             (Exact name of registrant as specified in its carter)

         Connecticut                            06-0330020
         -----------                            ----------
  (State or other jurisdiction of             (IRS Employer
   incorporation or organization)         Identification Number)

  112 Bridge Street, Naugatuck, Connecticut          06770
  -----------------------------------------          -----
  (Address of principal executive offices)         (Zip Code)

  Registrant's telephone number, including area code:  (203)729-2255

  Securities registered pursuant to Section 12(b) of the Act: None

  Securities registered pursuant to Section 12(g) of the Act:

                 Common Stock No Par Value
                 -------------------------
                      (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [__]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ X ]

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 23, 2001.

  Common Stock, No Par Value -  $55,491,044

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                Class                     Outstanding at February 23, 2001
                -----                     --------------------------------
     Common Stock, No Par Value                     3,638,757


  DOCUMENTS INCORPORATED BY REFERENCE
  Portions of the annual proxy statement dated March 23, 2001 are incorporated by reference into Part III.

  The Eastern Company
                                    Form 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000

                                TABLE OF CONTENTS
                                                                            Page
                    Table of Contents                                         2.

                    Safe Harbor Statement                                     3.

  PART I
  Item 1.           Business                                                  4.

  Item 2.           Properties                                                8.

  Item 3.           Legal Proceedings                                         9.

  Item 4.           Submission of Matters to a Vote of Security Holders       9.

  PART II
  Item 5.           Market for Registrant's Common Equity and Related
                      Stockholder Matters                                     9.

  Item 6.           Selected Financial Data                                  10.

  Item 7.           Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                    10.

  Item 7A.          Quantitative and Qualitative Disclosures
                      About Market Risk                                      16.

  Item 8.           Financial Statements and Supplementary Data              17.

  Item 9.           Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosures                   41.

  PART III
  Item 10.          Directors and Executive Officers of the Registrant       42.

  Item 11.          Executive Compensation                                   42.

  Item 12.          Security Ownership of Certain Beneficial Owners
                      and Management                                         42.

  Item 13.          Certain Relationships and Related Transactions           42.

  PART IV
  Item 14.          Exhibits, Financial Statement Schedule and
                      Reports on Form 8-K                                    43.

                    Signatures                                               45.

                    Exhibit Index                                            46.

                              SAFE HARBOR STATEMENT
                          UNDER THE PRIVATE SECURITIES
                          LITIGATION REFORM ACT OF 1995

  This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect the Company's current expectations regarding its products, its markets and its future financial and operating performance. These statements, however, are subject to risks and uncertainties that may cause the Company's actual results in future periods to differ materially from those expected. Such risks and uncertainties include, but are not limited to, unanticipated slowdowns in the Company's major markets, changing customer preferences, lack of success of new products, loss of customers, competition, increased raw material prices, problems associated with foreign sourcing of parts and products, worldwide conditions and foreign currency fluctuations that may affect results of operations and other factors discussed from time to time in the Company's filings with the Securities and Exchange Commission. The Company is not obligated to update or revise the aforementioned statements for those new developments.

                                     PART I


  ITEM 1 BUSINESS

    (a)  General Development of Business

         The Eastern Company (the Company) was incorporated under the laws of the State of Connecticut in October, 1912, succeeding a co-partnership established in October, 1858.

         The business of the Company is the manufacture and sale of industrial hardware, security products and metal products from five U.S. operations and four wholly-owned foreign subsidiaries. The Company maintains nine physical locations.

         RECENT DEVELOPMENTS

         Effective February 1, 2000, the Company acquired all the issued and outstanding Common Stock of Ashtabula Industrial Hardware Co. (Ashtabula), which was integrated into the Company's Industrial Hardware Group. Ashtabula produces proprietary hardware for school and courtesy bus doors.


         Effective April 6, 2000, the Company acquired two product lines from Hansen International Inc. (Hansen). These proprietary locks are used to secure the lids of tool boxes that are installed in the beds of pickup trucks and other service vehicles. This acquisition represents a natural adjunct to Industrial Hardware Group's core line of vehicular hardware. It was integrated into our Canadian manufacturing facilities in Tillsonburg, Ontario.

         The cost of the above acquisitions was approximately $4,070,000 and has been accounted for using the purchase method. The acquired businesses are included in the consolidated operating results of the Company from their date of acquisition. Neither the actual results nor the pro forma effects of the acquisitions of Ashtabula or Hansen are material to the Company's financial statements.

         Effective June 29, 2000, the Company acquired the assets and businesses and assumed certain liabilities of Greenwald Industries, Inc. and Greenwald Intellicard, Inc. (the Greenwald businesses). The Greenwald businesses design, manufacture and market coin acceptance systems and provide smart cards, smart card readers, value transfer stations, card management software and interface boards primarily for the commercial laundry industry. The cost of the acquisition of the Greenwald businesses was approximately $24,285,000, including the assumption of approximately $749,000 of current liabilities.


         (b)  Business Segment Information

         Financial information about business segments is included in Note 12 to the Company's financial statements, included at Item 8 of this Annual Report on Form 10-K.

    (c)  Narrative Description of Business

         The Company operates in three business segments: Industrial Hardware, Security Products and Metal Products.

     Industrial Hardware

     The Industrial Hardware segment consists of Eberhard Manufacturing, Eberhard Hardware Manufacturing Ltd. and Sesamee Mexicana, S.A. de C.V., and designs, manufactures and markets a diverse product line of industrial and vehicular hardware throughout North America. The segment's locks, hinges, handles and related hardware can be found in tractor-trailer trucks, moving vans, off-road construction and farming equipment, school buses, military vehicles and recreational boats. They are also used in pickup trucks, sport utility vehicles and fire and rescue vehicles. In addition, the segment manufactures a wide selection of fasteners and other closure devices used to secure access doors on various types of industrial equipment such as metal cabinets, machinery housings and electronic instruments.

     Typical products include passenger restraint locks, slam and draw latches, dead bolt latches, compression latches, cam-type vehicular locks, hinges, tool box locks and school bus door closure hardware. The products are sold to original equipment manufacturers or distributors through a distribution channel consisting of in-house salesmen, outside sales representatives and distributors. Sales efforts are concentrated through in-house sales personnel where greater representation of our diverse product lines can be promoted across a variety of markets.

     The Industrial Hardware segment sells its products to a diverse array of markets from the truck, bus and automotive industries to the industrial equipment, military and marine sectors. During 2000, several new products were introduced for the transportation, truck accessory and industrial markets. The acquisition of Ashtabula enables this segment to enter into the school and courtesy bus hardware markets and introduces our basic product line to a new market. Although service, quality and price are major criteria for servicing these markets, the continued introduction of new and improved product designs and acquisition of synergistic product lines is vital for maintaining and increasing market share.

     Security Products

     The Security Products segment, made up of Greenwald Industries, Illinois Lock Company, CCL Security Products, World Lock Company Ltd. and World Security Industries Ltd.--is a leading manufacturer of security products. This segment manufactures electronic and mechanical locking devices, both keyed and keyless, for the computer, electronics, vending and gaming industries. The segment supplies the firearms, luggage, furniture, laboratory equipment and commercial laundry industries. With the acquisition of Greenwald the segment manufactures and markets coin acceptors and other coin security products used primarily in the commercial laundry markets. In addition, through the use of "smart card" technology, the segment provides a new level of security for the access control, municipal parking and vending markets.

     Greenwald's product sales include timers, drop meters, coin chutes, money boxes, meter cases, smart cards, value transfer stations, smart card readers, card management software and access control units. Illinois Lock and CCL Security Products sales include cabinet locks, cam locks, electric switch locks, tubular key locks and combination padlocks. Many of the locks are sold under the names DUO, X-STATIC(R), EXCALIBUR(TM), WARLOCK(TM), LITE LOCK(TM), SESAMEE(R), PRESTOLOCK(R), HUSKI(TM), GUN BLOK(R), TRIGGER BLOK(TM) and CABLELOCK(TM). These products are sold to original equipment manufacturers, distributors, route operators, and locksmiths through a distribution channel consisting of in-house salesmen, outside sales representatives and distributors. Sales efforts are concentrated through in-house sales personnel where greater representation of our diverse product lines can be promoted across a variety of markets.

     The Security Products segment continuously seeks new markets where it can offer competitive pricing and provide customers with engineered solutions to their security application needs.


     Metal Products

     The Metal Products segment, based at the Company's Frazer & Jones facility, is the largest and most efficient producer of expansion shells for use in supporting the roofs of underground mines. This segment also manufactures specialty castings, which serve the construction and electrical industries.

     Typical products include mine roof support anchors, couplers for braking systems, adjustable clamps for construction and fittings for electrical installations. Mine roof support anchors are sold to distributors and directly to mines, while specialty castings are sold to original equipment manufacturers.

     Although there continues to be a need for the highly engineered proprietary mine roof support products produced by this segment of the Company, changes in mining technology continue to decrease demand for mechanical anchoring systems. Intense competition from foreign foundries has adversely affected demand in the contract castings market. To offset declines in the production of malleable iron castings, the Company is examining the market potential and possible production of ductile iron castings.

         Raw materials and outside services were readily available from domestic sources for all of the Company's segments during 2000 and are expected to be readily available in 2001 and the foreseeable future. The Company also obtains materials from Asian affiliated and nonaffiliated sources. The Company has not experienced any problems obtaining material from its Asian sources in 2000 and does not expect any problems in 2001.

         Patent protection for the various product lines within the Company is limited, but is sufficient to enhance competitive positions. Foreign sales and license agreements are not significant.

         None of the Company's business segments is seasonal.

         The Company, across all its business segments, has increased its emphasis on customer service by fulfilling the rapid delivery requirements of our customers. As a result, investments in additional inventories are made on a selective basis.

         Customer lists for all business segments are broad-based geographically and by markets and sales are not highly concentrated by customer. No customer accounted for 10% or more of the Company's consolidated revenue for the year ended December 30, 2000.

         The dollar amount of the level of orders in the Company is believed to be firm as of fiscal year ended December 30, 2000 at $11,504,000, as compared to $9,031,000 at January 1, 2000.

         The Company encounters competition in all of its business segments. The Company has been successful in dealing with this competition by offering high quality diversified products with the flexibility of meeting customer needs on a timely basis. This is accomplished by effectively using internal engineering resources, cost effective manufacturing capabilities, expanding product lines through product development and acquisitions and maintaining sufficient inventory for fast turnaround of customer orders. However, imports from Asia,

  Latin America and Europe with weak currency exchange rates have created additional competitive pressures.

         Research and development expenditures in 2000 were $176,000 and represented less than 1% of gross revenues. In 1999 and 1998 they were $72,000 and $132,000, respectively. The projects involved mine roof fasteners and other malleable iron products, transportation and industrial hardware and locking device hardware.

         The average number of employees in 2000 was 634.

         (d) Financial Information about Foreign and Domestic Operations and Export Sales

         The Company includes five separate operating divisions located within the United States, a wholly-owned Canadian subsidiary located in Tillsonburg, Ontario, Canada, a wholly-owned Taiwanese subsidiary located in Taipei, Taiwan, a wholly-owned subsidiary in Hong Kong and a wholly-owned subsidiary in Mexico.

         The Canadian, Taiwanese, Hong Kong and Mexican subsidiaries' revenue and assets are not significant. Substantially all other revenues are derived from customers located in the United States.

         Financial information about foreign and domestic operations' net sales and identifiable assets is included in Note 12 to the Company's financial statements, included at Item 8 of this Annual Report on Form 10-K.

  ITEM 2 PROPERTIES

         The   corporate   office  of  the  Company  is  located  in  Naugatuck,
  Connecticut in a two story 8,000 square foot administrative building on 3.2 acres of land.

         All of the Company's properties are owned or leased and are adequate to satisfy current requirements. All of the Registrant's properties have the necessary flexibility to cover any long-term expansion requirements.

         The Industrial Hardware Group includes the following:

         The Eberhard Manufacturing Division in Strongsville, Ohio owns 9.6 acres of land and a building containing 138,000 square feet, located in an industrial park. The building is steel frame, one-story, having curtain walls of brick, glass and insulated steel panel. The building has one high bay in which two units of automated warehousing are located. This facility was expanded during 2000 to provide additional capacity for the Ashtabula acquisition and to accommodate additional business in the transportation and industrial hardware industries.

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

         The Security Products Group includes the following:

         The Greenwald Industries Division in Chester, Connecticut owns 26 acres of land and a building containing 120,000 square feet. The building is steel frame, one story, having brick over concrete blocks. The Company also leases a 5,000 square foot facility in Boynton Beach, Florida. The building is of concrete block construction. A monthly lease is in place.

         The Illinois Lock Division leases land and a building containing 44,000 square feet in Wheeling, Illinois. The building is brick and located in an industrial park. A five-year lease expired on June 30, 2000 and an option to renew for an additional five-year period was not exercised. The Company is currently on monthly lease and is negotiating a new lease agreement.

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

  ITEM 3 LEGAL PROCEEDINGS

         There are no legal proceedings, other than ordinary routine litigation incidental to the Company's business, or to which either the Company or any of its subsidiaries is a party or to which any of their property is the subject.


  ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


                                     PART II


  ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company's common stock is traded on the American Stock Exchange (ticker symbol EML). The approximate number of record holders of the Company common stock on December 30, 2000 was 752.

  High and low stock prices and dividends for the last two years were:

                           2000                                                         1999
  -------------------------------------------------------       ----------------------------------------------------------
                        Sales Price                                                   Sales Price
    Quarter          High         Low       Dividend              Quarter           High           Low      Dividend
  -------------------------------------------------------       ----------------------------------------------------------
    First          $16.44       $13.63          $.11              First           $17.20        $14.69           $.10
    Second          14.63        12.75           .11              Second           18.25         14.00            .11
    Third           14.75        11.25           .11              Third            19.50         15.75            .11
    Fourth          16.00        11.75           .11              Fourth           16.44         14.75            .11


         The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependant on future earnings, capital requirements, and financial conditions. In addition, the payment of dividends is subject to the restrictions of the Company's loan agreement, with a financial institution, if such payment would result in an event of default.

  The information in the table above reflects a 3-for-2 stock split effective May 1999.

  ITEM 6 SELECTED FINANCIAL DATA

                                                      2000           1999            1998           1997           1996
                                                      ----           ----            ----           ----           ----
       INCOME STATEMENT ITEMS (in thousands)
       Net sales                                    $ 88,192        $ 74,678        $ 70,750      $ 67,331       $ 57,854
       Cost of products sold                          62,192          52,460          49,470        48,780         45,173
       Depreciation and amortization                   3,639           2,723           2,912         2,978          2,953
       Interest expense                                1,786             646             549           297            215
       Income before income taxes                     10,657           9,894           8,723         5,808          1,527
       Income taxes                                    3,602           3,356           3,280         2,085            647
       Net income                                      7,055           6,538           5,443         3,723            880
       Dividends                                       1,601           1,573           1,429         1,268          1,241

       BALANCE SHEET ITEMS (in thousands)
       Inventories                                  $ 17,103        $ 14,040        $ 12,778      $ 12,415       $ 10,898
       Working capital                                26,298          24,734          21,121        14,859         14,762
       Property, plant and equipment, net             27,328          16,365          15,033        13,437         13,887
       Total assets                                   84,857          54,894          50,072        45,798         42,492
       Shareholders' equity                           38,538          33,400          28,486        29,243         29,355
       Capital expenditures                            5,065           3,690           4,397         2,230          2,915
       Long-term obligations, less current portion    28,540           8,565           8,552            60            224


       PER SHARE DATA
       Net income per share
          Basic                                      $  1.95         $  1.80         $  1.49       $  0.93        $  0.22
          Diluted                                    $  1.93         $  1.75         $  1.43       $  0.92        $  0.21
       Dividends                                        0.44            0.43            0.39          0.32           0.31
       Shareholders' equity                            10.64            9.21            7.81          7.33           7.25
       Average shares outstanding (Basic)          3,621,449       3,626,001       3,645,360     3,987,272      4,047,286

  The information in the table above reflects a 3-for-2 stock split effective May 1999.


  ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Fiscal 2000 marked our fourth consecutive year of record sales and earnings. Net income totaled $7.1 million, or $1.95 per basic share, on sales of $88.2 million. These results represent an 8% increase in net income from 1999 and an 18% increase in sales. Net income for 1999 totaled $6.5 million, or $1.80 per basic share, on sales of $74.7 million. Most of the sales increase was due to the acquisition of Greenwald Industries, Inc. and Greenwald Intellicard, Inc. The acquisitions have been accounted for using the purchase method from their date of acquisition of June 29, 2000 and are included in the consolidated operating results of the Company from that date. The earnings increase was due to the sale of new products with improved profit margins; continued emphasis on cost control; and ongoing improvements in our manufacturing productivity. The Company again ended the year with a strong backlog, which totaled $11.5 million, up 27% from the 1999 year-end level.

         The fourth quarter of 2000 was the 16th consecutive period in which we increased earnings from the year-earlier period. Net income totaled $1.840 million, or $.51 per basic share, compared with $1.825 million, or $.50 per basic share, in the 1999 fourth quarter. Fourth-quarter sales were $23.0 million compared with $17.0 million a year earlier--a 35% increase. Most of the increase was attributable to the Greenwald acquisition.

         The gross margin for the fourth quarter of 2000 was 32% of net sales as compared to 36% for the fourth quarter of 1999. Product mix, in the fourth quarter, accounted for the reduction in the gross margin percentage.

    Selling and administrative expenses in the fourth quarter totaled $4.0 million, a 23% increase from the 1999 level. This increase was due to the inclusion of the Greenwald business in the fourth quarter 2000; otherwise, selling and administrative expenses would have been comparable to those for the 1999 period.


  RESULTS OF OPERATIONS

    The  following  table  shows,  for  1998-2000,   each  line  item  from  the
  consolidated statements of income as a percentage of net sales.


                                      2000            1999             1998
                                      ----            ----             ----

      Net sales                       100.0%          100.0%           100.0%
      Cost of products sold            70.5%           70.2%            69.9%
      Gross margin                     29.5%           29.8%            30.1%

      Selling and administrative       15.6%           16.0%            17.2%
      Other income                      0.2%            0.4%             0.3%
      Interest expense                  2.0%            0.9%             0.8%
      Income before income taxes       12.1%           13.3%            12.3%

      Income taxes                      4.1%            4.5%             4.6%

      Net income                        8.0%            8.8%             7.7%


Fiscal 2000 Compared to Fiscal 1999

    Total net sales for 2000 increased 18% ($13.5 million) to $88.2 million from $74.7 million for 1999. New product introductions raised sales by 13%; price increases, by 1%; and volume increases, by 4%.

    The Industrial Hardware segment experienced a 22% increase in sales from 1999. Volume increased sales by 1%, while internally developed new products (for the truck accessory, industrial and commercial electronics cabinetry markets) increased sales by 11%. Products acquired during 2000 (school bus door closure hardware and several new toolbox locks for the truck accessory market) increased sales by another 10%. Sales of heavy hardware to the tractor-trailer market decreased 30% from 1999 levels. This market is expected to be down in the first half of 2001 and show moderate increases in the second half of the year. Sales of industrial hardware (such as rotary locks, locking recessed handles, multi-point paddle handles and slam latches) to original equipment manufactures and distributors more than offset the decline in the tractor-trailer market. Due to surging demand for the industrial hardware products and expected growth in the school bus market, the Company expanded its Cleveland manufacturing facility by 40,000 square feet. At the Company's Mexican operation, sales grew 58% as demand increased for the high-quality industrial and vehicular products offered to the Mexican markets. The Company continues to expand its product offerings and broaden its geographical markets outside of Mexico City.

    The Security Products segment (formerly the Custom Locks segment) now includes Greenwald Industries, which was acquired in June of 2000. Greenwald manufactures coin acceptors and other coin security products used primarily in the commercial laundry industry. Greenwald also produces cashless payment systems that use advanced "smart card" technology. In the Security Products segment, sales increased 38% from 1999. Volume increased sales by 37% and prices increased them by 1%. The volume increase was attributable to the addition of Greenwald sales for the last half of 2000. Although the commercial laundry industry is a mature, relatively flat business, Greenwald sales are expected to grow as the Company continues to develop new "smart card" products for this market. The Company is also developing "smart card" products aimed at the access control, vending and parking markets.

    In other areas of the Security Products segment, sales of locks were down slightly from 1999. Lock sales to the computer industry were down 17% primarily because of delays in the introduction of new business computers and servers. This business is expected to be in full production during 2001. Sales to the gaming machine market were also off from 1999 levels due to minimal new casino construction and few expansions of existing casinos. A 21% increase in sales from our Asian operations helped offset the declines in sales to the computer and gaming industries. Sales of PrestoLock(R) padlocks for soft-sided luggage increased 6% from 1999 levels. However, orders are down for the first quarter of 2001 as customers hold back inventory levels in response to the slowdown in the economy. Sales of Sesamee(R) keyless padlocks increased 16% from 1999 levels. Although sales of Sesamees were generally up across all markets served, the advance was greatest in the telecommunications market, where sales were fueled by increased construction of cell phone towers. Sesamee padlocks are used to secure gates and sheds around the towers.

    In the Metal Products segment, sales were down 6% from the previous year. Volume brought sales down 25%, while price increases raised sales 3% and new products increased them 16%. The sales of new products were the result of orders received from a foundry that had temporarily shut down due to a fire but subsequently reopened. Without the infusion of new business from this foundry, our contract casting business would have been down 27% from the previous year. The Metal Products segment has been affected by an overall decline in domestic production of malleable iron castings and a parallel increase in the importation of foreign castings. The decline in domestic production is expected to continue in 2001. Castings imported from countries in Asia, Latin America and Europe with weak currency exchange rates are creating pricing pressure and have eroded our contract casting business. This business has been further weakened by declines in the market for residential gas fittings and residential and commercial electrical fittings, and by the phaseout of certain automotive products. The decline in contract casting sales is expected to continue during 2001. Sales of mine roof support products were down 13% from 1999. Although coal remains one of our Nation's largest energy resources, changes in mining techniques, such as long wall mining and strip mining, have reduced the prevalence of underground mining. This has lowered the demand for our expansion anchors that are used in roof support systems for underground mines. The Company is examining various strategies to address these issues, including the production of ductile iron castings as a supplement to malleable iron castings.

    Total gross margin for 2000 increased 17%, or $3.8 million, from 1999. The increase resulted from higher sales. The gross margin percentage for 2000 was comparable to 1999's--29.5% versus 29.8%--since the Company was able to integrate the Greenwald acquisition with little disruption of current operations or the incurrence of any additional charges which would have effected margins.

    Total selling and administrative expenses were up 15%, or $1.9 million, from 1999. Most of the increase was due to the inclusion of Greenwald. Other items that increased included goodwill amortization expenses (associated with the acquisitions made in 2000), payroll expenses and advertising expenses.

    Interest expense jumped 177%, or $1.1 million, from 1999 due to additional borrowings principally for the acquisition of Greenwald in 2000.

    Earnings before income taxes in 2000 increased 8%, or $763,000, from 1999. Pretax earnings for the Industrial Hardware segment rose by 29%, or $1.5 million. This increase was due to greater sales volume, full use of production facilities and sales of new products with higher profit margins. The Security Products segment experienced a gain of 4%, or $152,000, in pretax earnings. This increase resulted from the Greenwald acquisition; otherwise, pretax income would have been negatively affected by lower earnings from existing lock operations. In the Metal Products segment, earnings were down 5%, or $137,000, due to a reduction in mine roof anchor sales and increased foreign competition in the contract casting market. Corporate expenses were down 30%, or $422,000, as the result of lower compensation expenses and lower group insurance costs.

    The effective tax rate in 2000 was 34%, the same as in 1999.


Fiscal 1999 Compared to Fiscal 1998

    Total net sales for 1999 increased 6% ($4.0 million) to $74.7 million from $70.7 million for 1998. New product introductions raised sales by 5% and price increases raised them 2%, more than offsetting a 1% drop caused by lower volume. The volume reduction resulted from new product introductions which replaced some mature products.

    In the Industrial Hardware segment, sales rose 11% from 1998. Volume increased sales 1%, while new products increased them 10%. During 1999, the Company began a program to develop new products for the truck accessory and various other markets. New products included a latch system for tonneau covers used in the truck accessory market. Demand from the truck body and truck trailer markets remained strong. Sales to the tractor-trailer industry increased 9% over 1998. At the Company's Canadian facility, sales increased 20% from 1998, primarily because of higher demand from the Canadian tractor-trailer industry. Sales at the Company's Mexican operation rose 37%, driven by increased demand for high-quality industrial and vehicular products in Mexico.

    At the Security Products segment (formerly the Custom Locks segment), 1999 sales were comparable to those in 1998. Price increases raised sales 2% and new products raised them 1%, but these gains were offset by a 3% drop caused by lower volume. Sales of locks to the computer industry increased 10% from 1998 as the Company continued to develop replacement lock applications for this market. The Company's PrestoLock(R) padlocks for soft-sided luggage gained market share in 1999. New products included a four-dial PrestoLock providing up to 10,000 user-settable combinations. In addition, the Company continued to position itself as the exclusive lock supplier to upscale luggage manufacturers by offering to incorporate the manufacturers' brand names into the case of each padlock and by offering exclusive designs for high-volume manufacturers. Retail sales of trigger locks rose 25% as media attention on gun safety helped fuel product demand. Increased sales of the luggage and trigger locks were offset by a decline in catch and handle products sold through distributors.

    In the Metal Products segment, sales were up 5% from 1998. Volume reduced sales by 3% while new products and price increases each raised them by 4%. New products included various contract casting products. The contract casting business increased 34% due to the addition of several new customers and heightened demand from existing customers. The increase in the contract casting business helped to offset the decline in the mine roof support business. Sales of mine roof support products were down 15% from 1998 due to decreased demand resulting from mine closures and changes in mining technology. Although the new technology has negatively affected sales, there continues to be a need for the Company's highly engineered proprietary products.

    Total gross margin for 1999 increased 4%, or $939,000, from 1998. The increase resulted from higher sales, better product mix, greater utilization of productive capacity and ongoing cost reduction programs.

    Total selling and administrative expenses in 1999 were down 2%, or $213,000, from 1998. This decrease was due to a reduction in compensation expense related to stock awards earned.

    Interest expense in 1999 was up by 18%, or $97,000. This was due to higher levels of borrowings in 1999 than in the prior year.

    Earnings before income taxes in 1999 increased 13%, or $1.2 million, over 1998. The Industrial Hardware segment realized a 41%, or $1.5 million, gain over 1998. The increase was due to greater sales volume, full utilization of production facilities and sales of products with higher profit margins. The Security Products Group experienced a gain of 11%, or $381,000, over 1998 pretax earnings. This increase was the result of lower product costs from foreign sources and a more favorable product mix. In the Metal Products segment, earnings were down 12%, or $431,000, due to a reduction in mine roof anchor sales. Corporate expenses were up 13%, or $161,000, due to higher compensation expenses and higher group insurance costs.

    The effective tax rate in 1999 was 34% versus 38% in 1998. The decrease resulted from a favorable tax benefit received on a contribution of land to a qualified land trust. In addition, the effective tax rate in 1998 was higher due to higher foreign taxes associated with the repatriation of foreign earnings through a dividend distribution.

Liquidity and Sources of Capital

                                                     2000        1999       1998

       Current ratio                                  3.2         4.4       3.8
       Average day's sales in accounts receivable      55          48        46
       Inventory turnover                             3.6         3.7       3.9
       Ratio of working capital to sales             29.8%       33.1%     29.9%
       Total debt to market capitalization           66.5%       15.5%     14.0%
       Total debt to equity                          81.6%       26.5%     30.3%


    Cash provided by operating activities in 2000 was $10.4 million as compared to $6.4 million in 1999 and $8.3 million in 1998. Cash generated internally in 2000 was sufficient to fund capital expenditures of $5.1 million and the payment of $1.6 million in dividends.


    In 2000, the Company entered into an unsecured loan agreement (the Loan Agreement) with a financial institution. The proceeds under the Loan Agreement were used to finance the Greenwald acquisition and to increase our line of credit for future working capital needs. Under the term portion of the Loan Agreement, the Company borrowed $25.0 million, which is payable in quarterly principal payments of $625,000 during the first year. The quarterly principal payments increase annually up to $1.0 million. A final principal payment of $9.0 million is due at maturity, on July 1, 2005. The Loan Agreement requires the Company to maintain an interest rate swap contract with the lender for $15.0 million. This sum is to be reduced each quarter in accordance with the principal repayment schedule for the term portion of the Loan Agreement. The interest rate on the swap contract is fixed at 9.095%. Under the revolving credit portion of the Loan Agreement, the Company may borrow up to $20.0 million until July 2, 2003. A quarterly commitment fee of 0.25% is to be paid on the unused portion. As of December 30, 2000, $5.0 million was outstanding under the revolving credit portion of the Loan Agreement; the Company does not expect to make any repayments before July 3, 2003.

    The interest rates on the term and the revolving credit portions of the Loan Agreement may vary. For the term portion, the interest rate is based on LIBOR plus a margin spread of 1.5% to 2.0%. For the revolving credit portion, the rate is based on LIBOR plus a margin spread of 1.25% to 1.75%. The margin spread is based on operating results calculated on a rolling-four-quarter basis.

    In 1999, the Company borrowed $2.0 million to finance specific building improvements and equipment acquisitions. The borrowing was structured in the form of a lease classified as a capital lease obligation. The lease obligation is collateralized by a security interest in the aforementioned equipment and a $900,000 letter of credit.

    The ratio of working capital to sales was 29.8% in 2000, 33.1% in 1999 and 29.9% in 1998. The higher ratio in 1999 was due to a higher cash balance to finance the purchase of two small product lines (school bus door closure hardware and toolbox locks) in 2000. These acquisitions were not material to the Company's financial position or operating results.

    Accounts receivable increased 45%, or $4.2 million, from the 1999 level. This increase was the direct result of the Greenwald acquisition. The average days' sales in accounts receivable increased to 55 days in 2000 from 48 in 1999 and 46 in 1998. The increase in collection days was due to a higher number of foreign trade accounts, which often pay more slowly than do domestic trade accounts. The Company continues to monitor and press for current collections of accounts receivable.

    Inventories increased in 2000 by 22%, or $3.1 million, from 1999. The increase was due to the Greenwald acquisition. Inventory turnover remained substantially unchanged at approximately 4 times. Inventories are slightly higher than required, and the Company is working to reduce levels in order to free up working capital.

    Capital expenditures in 2000, 1999 and 1998 were $5.1 million, $3.4 million and $4.4 million, respectively. The Company continuously upgrades and replaces existing equipment to expand capacity, improve efficiency and satisfy safety and environmental requirements. During 2000, the Company completed the addition of 40,000 square feet of manufacturing and office space to its facility in Cleveland Ohio. The space was added to allow for the continued growth of the Eberhard Manufacturing Division. The Company expects that capital expenditures for 2001 will approximate the current year's depreciation expense of $3.2 million.

    The present financial strength of the Company's balance sheet--demonstrated by a current ratio of 3.2 to 1, positive cash flow from operating activities and availability of a $15.0 million credit line --will enable the Company to meet its current obligations and continue to grow in 2001.


Impact of Inflation and Changing Prices

    The impact of inflation on the Company's operations has not been significant, as the Company has generally been able to adjust its prices to reflect higher manufacturing costs, or has been able to improve its manufacturing processes to achieve increased productivity.

    Historical data as presented in the financial statements reasonably relate current costs, except for depreciation, to revenues generated in the period. Depreciation expense based on the current replacement cost of plant and equipment would be higher than depreciation expense reported in historical financial statements.

    The Company uses the last-in-first-out LIFO method of accounting for its domestic inventories and the first-in-first-out FIFO method for all other inventories. Under the LIFO method, the cost of products sold reported in the financial statements approximates current cost and thus provides a closer matching of revenue and expenses in periods of increasing costs.



  ITEM 7AQUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's foreign manufacturing facilities account for approximately 14% of total sales and 11% of total assets. Its U.S. operations buy from and sell to these foreign affiliates, and also make limited sales (less than 10% of total sales) to non-affiliated foreign customers. This trade activity could be affected by fluctuations in foreign currency exchange or by weak economic conditions. The Company's currency exposure is concentrated in the Canadian dollar, Mexican peso, New Taiwan dollar and Hong Kong dollar. Because of the Company's limited exposure to foreign markets, any currency exchange gains or losses are not material.

    The interest rate paid by the Company under its term loan agreement is closely linked to the U.S. economy. To minimize significant interest rate exposure, the Company entered into a swap agreement to fix the interest rate on a portion of its term debt. The remainder of the term debt is subject to the volatility of short-term interest rates, where a 1% change in interest rates would cause a $145,000 increase or decrease in the Company's annual interest cost. While the Company could enter into an additional swap agreement to fix the rate, it does not expect to do so.

  Item 8. Financial Statements and Supplementary Data

  The Eastern Company

  Consolidated Balance Sheets


                                                                              December 30           January 1
                                                                                 2000                 2000
                                                                                 ----                 ----

ASSETS
Current Assets
    Cash and cash equivalents                                                $ 4,541,706         $ 5,940,190
    Accounts receivable, less allowances of $362,000 in 2000 and
       $526,000 in 1999                                                       13,506,033           9,321,653

    Inventories:
       Raw materials and component parts                                      8,707,240            5,292,595
       Work in process                                                        4,375,425            4,595,132
       Finished goods                                                         4,019,970            4,152,536
                                                                             ----------           ----------
                                                                             17,102,635           14,040,263

    Prepaid expenses and other                                                1,974,044            1,465,606
    Deferred income taxes                                                       944,300            1,179,900
                                                                             ----------           ----------
Total Current Assets                                                         38,068,718           31,947,612

Property, Plant and Equipment
    Land                                                                        701,173              215,925
    Buildings                                                                11,501,635            5,653,078
    Machinery and equipment                                                  28,095,050           23,255,830
    Accumulated depreciation                                                (12,970,152)         (12,759,995)
                                                                             ----------           ----------
                                                                             27,327,706           16,364,838

Other Assets
    Goodwill, less accumulated amortization of $438,570 in 2000 and
       $38,088 in 1999                                                       11,435,086                7,023
    Patents, technology, licenses and trademarks, less accumulated amortization of $1,983,163 in 2000 and $1,688,861 in 1999
                                                                              2,731,687            1,594,230
    Prepaid pension cost                                                      5,293,873            4,980,689
                                                                             ----------           ----------
                                                                             19,460,646            6,581,942
                                                                             ----------           ----------
                                                                            $84,857,070          $54,894,392
                                                                             ==========           ==========


  Consolidated Balance Sheets


                                                                              December 30           January 1
                                                                                 2000                 2000
                                                                                 ----                 ----

Liabilities and shareholders' equity
Current Liabilities
    Accounts payable                                                        $ 4,624,749          $ 3,467,058
    Accrued compensation                                                      2,275,582            1,903,804
    Other accrued expenses                                                    1,966,902            1,570,009
    Current portion of long-term debt                                         2,903,542              272,367
                                                                             ----------           ----------
Total Current Liabilities                                                    11,770,775            7,213,238

Deferred income taxes                                                         3,350,700            2,927,000
Long-term debt, less current portion                                         28,539,515            8,565,027
Accrued postretirement benefits                                               2,658,532            2,789,314


Shareholders' Equity
    Voting Preferred Stock, no par value:
       Authorized and unissued: 1,000,000 shares
    Nonvoting Preferred Stock, no par value:
       Authorized and unissued: 1,000,000 shares
    Common Stock, no par value:
       Authorized: 25,000,000 shares
       Issued:3,636,757 shares in 2000 and 3,647,942
          shares in 1999; excluding shares held in treasury
          of 1,650,726 in 2000 and 1,621,572 in 1999                            878,024            1,154,147
    Retained earnings                                                        38,630,205           33,175,227
    Unearned compensation                                                      (164,063)            (211,406)
    Accumulated other comprehensive loss - currency translation                (806,618)            (718,155)
                                                                             ----------           ----------
Total Shareholders' Equity                                                   38,537,548           33,399,813
                                                                             ----------           ----------
                                                                            $84,857,070          $54,894,392
                                                                             ==========           ==========


  See accompanying notes.

  Consolidated Statements of Income


                                                               Year ended
                                           December 30          January 1          January 2
                                               2000               2000                1999
                                               ----               ----                ----

Net sales                                  $88,192,294         $74,678,420        $70,749,529
Other income                                   227,305             296,985            181,466
                                           -----------         -----------        -----------
                                            88,419,599          74,975,405         70,930,995

Costs and expenses
    Cost of products sold                   62,191,769          52,459,895         49,469,844
    Selling and administrative              13,784,638          11,975,508         12,188,613
    Interest                                 1,786,325             645,991            549,071
                                           -----------         -----------        -----------
                                            77,762,732          65,081,394         62,207,528
                                           -----------         -----------        -----------

Income before income taxes                  10,656,867           9,894,011          8,723,467

Income taxes                                 3,601,378           3,356,079          3,280,280
                                           -----------         -----------        -----------
Net income                                 $ 7,055,489         $ 6,537,932        $ 5,443,187
                                           ===========         ===========        ===========

Earnings per Share
    Basic                                      $  1.95             $  1.80            $  1.49
                                           ===========         ===========        ===========

    Diluted                                    $  1.93             $  1.75            $  1.43
                                           ===========         ===========        ===========


  See accompanying notes.


  Consolidated Statements of Comprehensive Income


                                                              Year ended
                                           December 30         January 1         January 2
                                              2000               2000              1999
                                              ----               ----              ----

Net income                                 $ 7,055,489         $ 6,537,932        $ 5,443,187

Other comprehensive gain/(loss) -
    Currency translation                       (88,463)            112,112           (267,056)
                                           -----------         -----------        -----------
Comprehensive income                       $ 6,967,026         $ 6,650,044        $ 5,176,131
                                           ===========         ===========        ===========

  See accompanying notes.

  Consolidated Statements of Shareholders' Equity


                                                                                                                 Accumulated
                                                                                                                     Other
                                                                                                                 Comprehensive
                                                        Common Stock        Retained           Unearned         Loss - Currency
                                                                            Earnings         Compensation         Translation
                                                        ------------     --------------     --------------     -----------------

Balances at January 3, 1998                              $ 6,078,427       $24,220,894       $ (492,969)        $(563,211)
Net income                                                                   5,443,187
Cash dividends declared, $.39 per share                                     (1,429,474)
Redemption of stock rights                                                     (24,267)
Purchase of 325,046 shares of Common Stock for
    treasury                                              (5,455,231)
Issuance of 58,875 shares of Common Stock upon the
    exercise of stock options                                570,591
Issuance of 5,449 shares of Common Stock for
    director fees                                             85,817
Issuance of 3,750 shares of Common Stock for
    restricted stock awards                                   55,937                            (55,937)
18,750 shares of Common Stock earned under
    restricted stock award program                           129,819                            189,375
Currency translation adjustment                                                                                  (267,056)
                                                         -----------       -----------       ----------         ---------
Balances at January 2, 1999                                1,465,360        28,210,340         (359,531)         (830,267)
Net income                                                                   6,537,932
Cash dividends declared, $.43 per share                                     (1,573,045)
Purchase of 48,857 shares of Common Stock for               (783,260)
    treasury
Issuance of 69,825 shares of Common Stock upon the           538,705
    exercise of stock options
Issuance of 5,561 shares of Common Stock for                  81,467
    director fees
11,250 shares of Common Stock cancelled under               (148,125)                           148,125
    restricted stock award program
Currency translation adjustment                                                                                   112,112
                                                         -----------       -----------       ----------         ---------
Balances at January 1, 2000                                1,154,147        33,175,227         (211,406)         (718,155)
Net income                                                                   7,055,489
Cash dividends declared, $.44 per share                                     (1,600,511)
Purchase of 29,154 shares of Common Stock for
    treasury                                                (416,438)
Issuance of 11,875 shares of Common Stock upon the
    exercise of stock options                                104,671
Issuance of 6,094 shares of Common Stock for
    director fees                                             82,987
Change in fair value of restricted stock awards
                                                             (47,343)                            47,343
Currency translation adjustment                                                                                   (88,463)
                                                         -----------       -----------       ----------         ---------
Balances at December 30, 2000                            $   878,024       $38,630,205       $ (164,063)        $(806,618)
                                                         ===========       ===========       ==========         =========

  See accompanying notes.

  Consolidated Statements of Cash Flows


                                                                                               Year ended
                                                                            December 30         January 1         January 2
                                                                                2000               2000              1999
                                                                                ----               ----              ----
Operating Activities
Net income                                                                $ 7,055,489          $ 6,537,932      $ 5,443,187
Adjustments to reconcile net income to net cash provided by
    operating activities:
       Depreciation and amortization                                        3,639,384            2,722,885        2,911,850
       Loss (gain) on sales of equipment and other assets                       6,054                1,129          (86,872)
       Provision for doubtful accounts                                        (92,581)              87,808          136,304
       Deferred income taxes                                                  659,300              383,200         (101,600)
       Issuance of Common Stock for directors' fees                            82,987               81,467           85,817
       Compensation related to earned contingent shares of Common
          Stock                                                                   -                    -            319,194
       Changes in operating assets and liabilities:
          Accounts receivable                                                (910,198)            (782,864)         375,957
          Inventories                                                          69,855           (1,153,634)        (548,041)
          Prepaid expenses and other                                         (523,288)             (47,657)         (28,788)
          Prepaid pension cost                                               (313,184)            (413,407)        (349,677)
          Other assets                                                       (243,561)            (200,028)         (69,144)
          Accounts payable                                                    526,086              415,737         (460,777)
          Accrued compensation                                                381,824             (162,928)         649,745
          Other accrued expenses                                               71,519           (1,064,785)         (26,104)
                                                                          -----------          -----------      -----------
Net cash provided by operating activities                                  10,409,686            6,404,855        8,251,051

Investing Activities
Purchases of property, plant and equipment                                 (5,065,275)          (3,690,157)      (4,396,641)
Business acquisitions, net of cash acquired                               (27,547,304)                 -                -
Proceeds from sales of equipment and other assets                              98,872                7,538          301,996
                                                                          -----------          -----------      -----------
Net cash used by investing activities                                     (32,513,707)          (3,682,619)      (4,094,645)

Financing Activities
Proceeds from short-term debt                                                     -                   -           5,000,000
Proceeds from issuance of long-term debt                                   30,009,694            2,471,870           67,120
Principal payments on long-term debt                                       (7,396,103)          (2,265,721)        (159,114)
Proceeds from sales of Common Stock                                           104,671              538,705          570,591
Purchases of Common Stock for treasury                                       (416,438)            (783,260)      (5,455,231)
Redemption of stock rights                                                        -                    -            (24,267)
Dividends paid                                                             (1,600,511)          (1,573,045)      (1,429,474)
                                                                          -----------          -----------      -----------
Net cash provided (used) by financing activities                           20,701,313           (1,611,451)      (1,430,375)

                                      -21-

                                                                                               Year ended
                                                                            December 30         January 1         January 2
                                                                               2000               2000              1999
                                                                               ----               ----              ----


Effect of exchange rate changes on cash                                   $     4,224          $    39,504      $   (47,419)
                                                                          -----------          -----------      -----------
Net (decrease) increase in cash and cash equivalents                       (1,398,484)           1,150,289        2,678,612

Cash and cash equivalents at beginning of year                              5,940,190            4,789,901        2,111,289
                                                                          -----------          -----------      -----------
Cash and cash equivalents at end of year                                  $ 4,541,706          $ 5,940,190      $ 4,789,901
                                                                          ===========          ===========      ===========


  See accompanying notes.

  The Eastern Company

  Notes to Consolidated Financial Statements


  1. OPERATIONS

  The operations of The Eastern Company (the Company) consist of three business segments: industrial hardware, security products (formerly custom locks), and metal products. The industrial hardware segment produces latching devices for use on industrial equipment and instrumentation as well as a broad line of proprietary hardware designed for truck bodies and other vehicular type equipment. The security products segment manufactures and markets a broad range of locks for traditional general purpose security applications as well as specialized locks for firearms, soft luggage, coin-operated vending and gaming equipment, and electric and computer peripheral components. This segment also manufactures and markets coin acceptors and metering systems to secure cash used in the commercial laundry industry and produces cashless payment systems utilizing advanced smart card technology. The metal products segment consists of a foundry, which produces anchoring devices used in supporting the roofs of underground coal mines. This segment also manufactures specialty products, which serve the construction, automotive and electrical industries.

  Sales are made to customers primarily in North America. Revenue from sales transactions is recognized at the point of shipment. Ongoing credit evaluations are made of customers for which collateral is generally not required. Allowances for credit losses are provided; such losses have been within management's expectations.

  2. ACCOUNTING POLICIES

  Estimates and Assumptions

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Fiscal Year

  The Company's year ends on the Saturday nearest to December 31. The year 1999 ended January 1, 2000.

  Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions are eliminated.

  The Eastern Company

  2. ACCOUNTING POLICIES (continued)

  Foreign Currency Translation

  For foreign operations, balance sheet accounts are translated at the current year-end exchange rate; income statement accounts are translated at the average exchange rate for the year. Resulting translation adjustments are made directly to a separate component of shareholders' equity-- "Accumulated other comprehensive loss - currency translation". Foreign currency exchange gains and losses are not material in any year.

  Cash Equivalents

  Highly liquid investments purchased with a maturity of three months or less are considered cash equivalents.

  Inventories

  Inventories are valued at the lower of cost or market, generally determined by the last-in, first-out (LIFO) method. Current cost exceeded the LIFO carrying value by approximately $2,971,000 at December 31, 2000 and $2,827,000 at January 1, 2000.

  Property, Plant and Equipment and Related Depreciation

  Property, plant and equipment (including equipment under a capital lease) are stated on the basis of cost. Depreciation ($2,730,392 in 2000, $2,387,077 in 1999 and $2,539,547 in 1998) is computed generally using the straight-line method based on the estimated useful lives of the assets.

  Intangibles

  Patents are amortized using the straight-line method over the lives of the patents. Technology and licenses are generally amortized on a straight-line basis over periods ranging from five to 17 years. Goodwill is being amortized over periods ranging from five to 20 years.

  Impairment of Long-Lived Assets

  In the event that facts and circumstances indicate that the carrying value of long-lived assets, including goodwill and other intangible assets, may be impaired, an evaluation is performed to determine if a write-down is required. No events or changes in circumstances have occurred that indicate that the carrying amount of such long-lived assets held and used may not be recovered.

  The Eastern Company

  2. ACCOUNTING POLICIES (continued)

  Product Development Costs

  Product development costs, charged to expense as incurred, were $176,498 in 2000, $71,867 in 1999 and $131,857 in 1998.

  Advertising Costs

  The Company expenses advertising costs as incurred. Advertising costs were $630,889 in 2000, $491,008 in 1999 and $421,018 in 1998.

  Earnings Per Share

  The denominators used in the earnings per share computations follow:

  Basic:                                                      2000           1999            1998
                                                           ---------       ---------       ---------
 Weighted average shares outstanding                       3,640,199       3,644,751       3,675,360
 Contingent shares outstanding                               (18,750)        (18,750)        (30,000)
                                                           ---------       ---------       ---------
 Denominator for basic earnings per share                  3,621,449       3,626,001       3,645,360
                                                           =========       =========       =========
 Diluted:
 Weighted average shares outstanding                       3,640,199       3,644,751       3,675,360
 Contingent shares outstanding                               (18,750)        (18,750)        (30,000)
 Dilutive stock options                                       39,474         112,898         153,942
                                                           ---------       ---------       ---------
 Denominator for diluted earnings per share                3,660,923       3,738,899       3,799,302
                                                           =========       =========       =========

  Derivatives

  The Company will adopt Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, effective December 31, 2000 for its 2001 fiscal year. To date, the Company's use of derivatives has been minimal. As such, the new standard will not significantly impact the Company's financial statements.

  3. BUSINESS ACQUISITIONS

  Effective June 29, 2000, the Company acquired the assets and businesses and assumed certain liabilities of Greenwald Industries, Inc. and Greenwald Intellicard, Inc. (the Greenwald businesses). The Greenwald businesses design, manufacture and market coin acceptance systems and provide smart cards, smart card readers, value transfer stations, card management software and interface boards primarily for the commercial laundry industry. The cost of the acquisition of the Greenwald businesses was approximately $24,285,000, including the assumption of approximately $749,000 of current liabilities.

  The Eastern Company

  3. BUSINESS ACQUISITIONS (continued)

  Effective February 1, 2000 and April 6, 2000 the Company also acquired all the issued and outstanding Common Stock of Ashtabula Industrial Hardware Co. (Ashtabula) and two product lines from Hansen International Inc. (Hansen), respectively. Ashtabula produces proprietary hardware for school and courtesy bus doors. The Hansen product lines produce proprietary locks to secure the lids of toolboxes that are installed in the beds of pickup trucks and other vehicles. The cost of these two acquisitions was approximately $4,070,000.

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

  Neither the actual results nor the pro forma effects of the acquisitions of Ashtabula or Hansen are material to the Company's financial statements. Unaudited pro forma results assuming the Greenwald businesses were acquired January 2, 1999, follow:

                                             2000               1999
                                             ----               ----

  Net sales                              $ 96,985,297     $ 92,107,420

  Net income                                6,841,451        6,251,932

  Per share:
  Basic                                         $1.89            $1.72
  Diluted                                       $1.87            $1.67


  4. CONTINGENCIES

  In 1999, all litigation relating to environmental matters was settled without any material impact on financial condition, operating results or cash flows. The aggregate provision for losses related to these and other contingencies arising in the ordinary course of business was not material to operating results for any year presented. There is a nominal aggregate liability for all contingencies as of December 30, 2000 and $100,000 as of January 1, 2000. Although possible, no significant change in these estimated liabilities is contemplated.

  The Eastern Company

  5. DEBT

  In 2000, the Company entered into an unsecured loan agreement (the Loan Agreement) with a financial institution. Under the term portion of the Loan Agreement the Company borrowed $25,000,000 which is payable in quarterly principal payments of $625,000. The quarterly principal payments increase annually up to $1,000,000 with a final principal payment due at maturity on July 1, 2005 of $9,000,000. The Company maintains an interest rate swap contract as required, with the lender, for $15,000,000 reduced on a quarterly basis in accordance with the principal repayment schedule of the term portion of the Loan Agreement. The interest rate on the swap contract is fixed at 9.095%. The Company may borrow up to $20,000,000 to July 2, 2003 under the revolving credit portion of the Loan Agreement with a quarterly commitment fee of 1/4% on the unused portion. As of December 30, 2000, $5,009,694 was outstanding under the revolving credit portion of the Loan Agreement; the Company does not anticipate any repayments thereof prior to July 3, 2003.

  The interest rates on the term and the revolving credit portions of the Loan Agreement may vary. The interest rates may vary based on LIBOR rate plus a margin spread of 1.5% to 2.0% for the term portion and 1.25% to 1.75% for the revolving credit portion. The margin rate spread is based on operating results calculated on a rolling-four-quarter basis.

  In 1999, the Company borrowed $2,000,000 to finance specific building improvements and equipment acquisitions. The borrowing was structured in the form of a lease classified as a capital lease obligation. The lease obligation is collateralized by a security interest in the equipment referred to above and a $900,000 letter of credit.

  Debt consists of:

                                                               2000               1999
                                                               ----               ----

    Note payable (Paid prior to maturity in 2000.)                            $ 6,500,000
    Term loan                                              $24,375,000
    Revolving credit loan                                    5,009,694
    Capital lease obligation with interest at 4.99%
        and payable in monthly installments of $21,203
        through April 2009                                   1,731,827          1,895,394
    Other                                                      326,536            442,000
                                                           -----------        -----------
                                                            31,443,057          8,837,394

    Less current portion                                     2,903,542            272,367
                                                           -----------        -----------
                                                           $28,539,515        $ 8,565,027
                                                           ===========        ===========

  The Company paid interest of $1,308,108 in 2000, $642,330 in 1999 and $485,621
in 1998.

  The Eastern Company

  5. DEBT (continued)

  Collectively, under the covenants of the Loan Agreement and capital lease obligation, the Company is required to maintain specified financial ratios and amounts. In addition, the Company is restricted to, among other things, capital leases, purchases or redemptions of its capital stock, mergers and divestitures, and new borrowing.

  As of January 1, 2000 scheduled annual principal maturities of long-term debt, including capital lease obligations, for each of the next five years follow:
  2001 - $2,904,000;  2002 - $3,412,000;  2003 - $9,931,000;  2004 - $4,206,000;
  and 2005 - $10,210,000.


  6. STOCK RIGHTS

  The Company has a stock rights plan. At December 30, 2000 there were 3,636,757 stock rights outstanding under the plan. Each right may be exercised to purchase one share of the Company's Common Stock at an exercise price of $80, subject to adjustment to prevent dilution.

  The rights generally become exercisable ten days after an individual or group acquires 10% of the Company's outstanding common shares or after commencement or announcement of an offer for 10% or more of the Company's Common Stock. The stock rights, which do not have voting privileges, expire on July 22, 2008, and may be redeemed by the Company at a price of $.0067 per right at any time prior to their expiration. In the event that the Company were acquired in a merger or other business combination transaction, provision shall be made so that each holder of a right shall have the right to receive, upon exercise thereof at the then current exercise price, that number of shares of common stock of the surviving company which at the time of such transaction would have a market value of two times the exercise price of the right.

  7. STOCK OPTIONS AND aWARDS

  The Company has five incentive stock option plans for officers, other key employees, and nonemployee directors: 1983, 1989, 1995, 1997 and 2000. Under the 1983, 1989, and 1995 plans, options may be granted to the participants to purchase shares of Common Stock at prices not less than 100% of the fair market value of the stock on the dates the options are granted. Restricted stock awards may also be granted to participants under the 1995 plan with restrictions determined by the Incentive Compensation Committee of the Company's Board of Directors. Under the 1997 and 2000 plans, options may be granted to the participants to purchase shares of Common Stock at prices determined by the Compensation Committee of the Company's Board of Directors. All options granted in 1998, 1999, and 2000 were granted at prices equal to the fair market value of the stock on the dates granted.

  The Eastern Company

  7. STOCK OPTIONS AND AWARDS (continued)

  At December 30, 2000, 3,750 shares of the Company's unissued Common Stock were reserved for options under its 1983 Incentive Stock Option Plan. Changes in stock options under this plan follow:

                                                  2000                          1999                         1998
                                      ---------------------------- ----------------------------- ---------------------------
                                                       Weighted                      Weighted                     Weighted
                                                        Average                       Average                      Average
                                                       Exercise                      Exercise                     Exercise
                                          Options        Price         Options         Price         Options        Price
                                         ---------    ----------      ---------     ----------      ---------    ----------

  Outstanding, beginning of year            3,750      $6.25            18,750      $6.25          33,750         $6.25
  Exercised                                   -           -            (15,000)     $6.25         (15,000)        $6.25
                                            -----                      --------                   --------
  Outstanding, end of year                  3,750      $6.25             3,750      $6.25          18,750         $6.25
                                            =====                      ========                   ========

  Exercisable, end of year:
    At $6.25                                3,750                        3,750                     18,750

  At December 30, 2000, 59,642 shares of the Company's unissued Common Stock were reserved for options under its 1989 Incentive Stock Option Plan. Changes in stock options under this plan follow:

                                               2000                          1999                         1998
                                      ---------------------------- ----------------------------- ---------------------------
                                                        Weighted                      Weighted                     Weighted
                                                        Average                       Average                      Average
                                                       Exercise                      Exercise                     Exercise
                                          Options        Price         Options         Price         Options        Price
                                         ---------    ----------      ---------     ----------      ---------    ----------

  Outstanding, beginning of year           70,517       $10.62         125,342       $ 8.63          139,575       $ 8.13
  Granted                                     -             -              -             -             7,142       $14.00
  Exercised                               (10,875)      $ 7.64         (54,825)      $ 6.08          (21,375)      $ 7.11
                                          --------                     --------                      --------
  Outstanding, end of year                 59,642       $11.16          70,517       $10.62          125,342       $ 8.63
                                          ========                     ========                      ========

  Exercisable, end of year:
    At $6.05                                  -                            -                          47,325
    At $6.25                                  -                          3,000                        10,500
    At $8.17                                  -                          7,875                         7,875
    At $9.92                               30,000                       30,000                        30,000
    At $11.92                              22,500                       22,500                        22,500
    At $14.00                               7,142                        7,142                         7,142



  The Eastern Company

  7. STOCK OPTIONS AND AWARDS (continued)

  At December 30, 2000, 345,000 shares of the Company's unissued Common Stock were reserved for options and awards under its 1995 Incentive Stock Option Plan. Changes in stock options and restricted stock awards under this plan follow:

                                                                         Stock Options
                                                  2000                         1999                       1998
                                      ---------------------------- --------------------------- --------------------------
                                                       Weighted                     Weighted                     Weighted
                                                       Average                      Average                      Average
                                                        Exercise                    Exercise                     Exercise
                                          Options        Price         Options        Price        Options        Price
                                         ---------    ----------      ---------     ----------     ---------    ----------



  Outstanding, beginning of year        207,858        $14.62         75,358        $12.96       37,500         $11.92
  Granted                               118,391        $14.25        132,500        $15.56       37,858         $14.00
                                        -------                      -------                     ------
  Outstanding, end of year              326,249        $14.55        207,858        $14.62       75,358         $12.96
                                        =======                      =======                     ======

  Exercisable, end of year:
    At $11.92                            37,500                       37,500                      37,500
    At $14.00                            37,858                       37,858                      37,858
    At $14.25                            25,274                          -                           -
    At $15.25                           120,000                      120,000                         -
    At $18.50                            10,800                       10,800                         -



                                                                            Stock Awards
                                                  2000                          1999                         1998
                                      ---------------------------- ----------------------------- ----------------------------
                                                        Weighted                     Weighted                      Weighted
                                                        Average                      Average                       Average
                                                       Fair Value                   Fair Value                    Fair Value
                                                       at Date of                   at Date of                    at Date of
                                          Awards         Grant         Awards          Grant         Awards          Grant
                                         --------      ----------     --------      ----------      --------      ----------


  Outstanding, beginning of year        18,750         $11.28        30,000         $11.99         45,000          $10.95
  Granted                                  -              -             -              -            3,750          $14.92
  Cancelled                                -              -         (11,250)        $13.17        (18,750)            -
                                        ------                       ------                        ------
  Outstanding, end of year              18,750         $11.28        18,750         $11.28         30,000          $11.99
                                        ======                       ======                        ======


  The Eastern Company

  7. STOCK OPTIONS AND AWARDS (continued)

  At December 30, 2000, 301,500 shares of the Company's unissued Common Stock were reserved for options under its 1997 plan. Changes in stock options under this plan follow:

                                                  2000                         1999                         1998
                                      ---------------------------- --------------------------- -----------------------------
                                                        Weighted                    Weighted                     Weighted
                                                         Average                     Average                      Average
                                                        Exercise                    Exercise                     Exercise
                                          Options        Price         Options        Price        Options         Price
                                         ---------    ----------      ---------     ----------    ---------     ----------

  Outstanding, beginning of year          250,000        $12.48        187,500        $11.55       135,000        $ 9.92
  Granted                                     -             -           62,500        $15.25        75,000        $14.00
  Exercised                                (1,000)       $ 9.92            -             -         (22,500)       $ 9.92
                                          -------                      -------                     -------
  Outstanding, end of year                249,000        $12.49        250,000        $12.48       187,500        $11.55
                                          =======                      =======                     =======
  Exercisable, end of year:
    At $9.92                              111,500                      112,500                     112,500
    At $14.00                              75,000                       75,000                      75,000
    At $15.25                              62,500                       62,500                         -


  In 2000 the Company's Board of Directors approved the 2000 Incentive Stock Option Plan. Under this plan options to purchase up to 300,000 shares of the Company's unissued Common Stock may be granted. This plan is subject to shareholder approval.

  Compensation expense for stock options is recognized under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. As such, no expense is recognized if, at the date of grant, the exercise price of the option is at least equal to the fair market value of the Company's Common Stock. Compensation expense for restricted stock awards granted is recognized when earned based on the achievement of targeted annual operating results through December 31, 2000. Compensation expense related to stock awards of $319,194 in 1998 was required to be recognized. No expense was required to be recognized in 2000 and 1999.

  The Eastern Company

  7. STOCK OPTIONS AND AWARDS (continued)

  If stock options were accounted for using the fair value method under FASB Statement No. 123, Accounting for Stock Based Compensation, net income, basic earnings per share and diluted earnings per share would have been $6,753,124, $1.86, and $1.84, respectively in 2000, $5,857,372, $1.62, and $1.60, respectively in 1999 and $5,247,825, $1.44, and $1.38, respectively in 1998. In connection therewith, fair value was estimated using the "Black Scholes" method referred to in FASB Statement No. 123 with the following weighted-average assumptions:

                                                2000         1999         1998
                                               ------       ------       ------

           Risk free interest rate             6.50%         6.50%        4.65%
           Expected volatility                 0.310         0.322        0.223
           Expected option life               5 years       5 years      5 years
           Weighted-average dividend yield     3.1%          2.6%         2.9%


  8. INCOME TAXES

  Deferred income taxes are provided on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and those for income tax reporting purposes. Deferred income tax liabilities (assets) relate to:

                                                              2000               1999               1998
                                                             ------             ------             ------

    Property, plant and equipment                         $ 2,430,800        $ 2,239,000        $ 2,105,100
    Pension accruals                                        2,027,500          1,942,400          1,781,100
    Other                                                     171,100            125,600             56,600
                                                          -----------        -----------        -----------
        Total deferred income tax liabilities               4,629,400          4,307,000          3,942,800

    Other postretirement benefits                          (1,018,200)        (1,087,000)        (1,120,600)
    Inventories                                              (555,600)          (516,300)          (422,900)
    Allowance for doubtful accounts                          (119,700)          (189,900)          (160,800)
    Accrued compensation                                     (231,300)          (340,900)          (364,700)
    Accrual for contingencies                                     -              (39,000)          (112,500)
    Other                                                    (298,200)          (385,900)          (397,400)
                                                          -----------        -----------        -----------
    Total deferred income tax assets                       (2,223,000)        (2,559,900)        (2,578,900)
                                                          -----------        -----------        -----------
        Net deferred income tax liabilities               $ 2,406,400        $ 1,747,100        $ 1,363,900
                                                          ===========        ===========        ===========


  The Eastern Company

  8. INCOME TAXES (continued)

  Income before income taxes consists of:

                                  2000               1999              1998
                                 ------             ------            ------

      Domestic                $ 8,732,558        $ 8,646,360       $ 7,520,617
      Foreign                   1,924,309          1,247,651         1,202,850
                              -----------        -----------       -----------
                              $10,656,867        $ 9,894,011       $ 8,723,467
                              ===========        ===========       ===========

  Income taxes follow:

                                  2000               1999              1998
                                 ------             ------            ------
   Current:
        Federal               $ 2,240,200        $ 2,392,200       $ 2,526,414
        Foreign                   303,978            220,879           411,166
        State                     397,900            359,800           444,300
    Deferred                      659,300            383,200          (101,600)
                              -----------        -----------       -----------
                              $ 3,601,378        $ 3,356,079       $ 3,280,280
                              ===========        ===========       ===========

  A reconciliation of income taxes computed using the U.S. federal statutory rate to those reflected in operations follows:

                                            2000                              1999                           1998
                             ---------------------------------- ------------------------------- ------------------------------
                                  Amount           Percent            Amount         Percent         Amount         Percent
                                 --------         ---------          --------       ---------       --------       ---------
  Income taxes using U.S.
      federal statutory
      rate                     $ 3,623,300           34%           $ 3,364,000         34%        $ 2,966,000          34%
  State income taxes, net
      of federal benefit
                                   293,400            3                271,400          3             286,600           3
  Impact of foreign
      subsidiaries on
      effective tax rate
                                  (350,300)          (3)              (203,300)        (2)           (203,400)         (2)
  Other--net                        34,978            -                (76,021)        (1)            231,080           3
                               -----------           ---           -----------         ---        -----------          ---
                               $ 3,601,378           34%           $ 3,356,079         34%        $ 3,280,280          38%
                               ===========           ===           ===========         ===        ===========          ===

  Total income taxes paid were $2,520,234 in 2000, $3,560,889 in 1999 and $2,911,595 in 1998.

  United States income taxes have not been provided on the undistributed earnings of foreign subsidiaries ($5,143,878 at December 30, 2000) because such earnings are intended to be reinvested abroad indefinitely or repatriated only when substantially free of such taxes.

  The Eastern Company

  9. LEASES

  The Company leases certain equipment and buildings under operating lease arrangements. Certain leases contain renewal options for periods ranging from one to ten years.

  Future minimum payments under operating leases with initial or remaining terms in excess of one year during each of the next five years follow:

                   2001            $   402,413
                   2002                387,166
                   2003                378,052
                   2004                374,995
                   2005                374,995
                                   -----------
                                   $ 1,917,621
                                   ===========

  Rent expense for all operating leases was $406,631 in 2000, $301,330 in 1999 and $290,892 in 1998.


  10. RETIREMENT BENEFIT PLANS

  The Company has noncontributory defined benefit pension plans covering most U.S. employees. Plan benefits are generally based upon age at retirement, years of service and, for its salaried plan, the level of compensation. The Company also sponsors unfunded nonqualified supplemental retirement plans that provide certain current and former officers with benefits in excess of limits imposed by federal tax law. U.S. salaried employees and most employees of the Company's Canadian subsidiary are covered by defined contribution plans.

  The Company also provides health care and life insurance for substantially all retired salaried employees in the United States.

  The Eastern Company

  10. RETIREMENT BENEFIT PLANS (continued)

  Significant disclosures relating to these benefit plans follow:

                                                              Pension Benefits                     Postretirement Benefits
                                                             -------------------                  -------------------------
                                                          2000                 1999               2000                1999
                                                        --------             --------           --------            --------
         Change in Benefit Obligation
   Benefit obligation at beginning of year            $(30,882,054)        $(29,561,475)      $ (2,762,631)       $ (2,593,502)
   Change due to  availability  of final actual
     assets and census data                              (168,031)             (37,248)           335,524            (107,779)
   Plan amendment (a)                                    (288,272)
   Service cost                                          (745,299)            (785,095)           (70,474)            (70,970)
   Interest cost                                       (2,111,917)          (1,993,294)          (163,608)           (182,370)
   Actuarial gain (loss)                                  647,714             (505,348)
   Benefits paid                                        1,939,667            2,000,406            179,723             191,990
                                                     ------------         ------------       ------------        ------------
  Benefit obligation at end of year                  $(31,608,192)        $(30,882,054)      $ (2,481,466)       $ (2,762,631)
                                                     ============         ============       =============       ============

              Change in Plan Assets
  Fair value of plan assets at beginning
   of year                                           $ 35,711,003         $ 34,218,707       $    863,442        $    812,339
   Change due to  availability  of final actual
     assets and census data                               (25,672)                                (11,975)            (16,156)
   Actual return on plan assets                         2,198,637            3,405,582             76,924              71,467
   Employer contributions                                  92,244               87,120              6,482
   Benefits paid                                       (1,939,667)          (2,000,406)                                (4,208)
                                                     ------------         ------------       ------------        ------------
  Fair value of plan assets at end of year           $ 36,036,545         $ 35,711,003       $    934,873        $    863,442
                                                     ============         ============       =============       ============

  Funded status- over (under)                        $  4,428,353         $  4,828,949       $ (1,546,593)       $ (1,899,189)
  Unrecognized prior service cost                       1,177,138              854,245           (143,411)           (164,500)
  Unrecognized net actuarial loss (gain)                  810,272              675,402           (968,528)           (725,625)
  Unrecognized net asset at transition                 (1,121,890)          (1,377,907)
                                                     ------------         ------------       ------------        ------------
  Prepaid (accrued) benefit costs                    $  5,293,873         $  4,980,689       $ (2,658,532)       $ (2,789,314)
                                                     ============         ============       =============       ============

  (a) A plan was amended to increase benefits for specified retired participants.


  The Eastern Company

  10. RETIREMENT BENEFIT PLANS (continued)

  All of the plans' assets at December 30, 2000 and January 1, 2000 and are invested in listed stocks and bonds and pooled investment funds, including 430,874 shares of the Common Stock of the Company having a market value of $5,655,221 and $6,732,406 at those dates, respectively. Dividends received during 2000 and 1999 on the Common Stock of the Company were $189,585 and $185,276, respectively.

                                                                         Pension Benefits
                                                          2000                 1999                 1998
                                                         ------               ------               ------
                 Assumptions
   Discount rate                                          7.0%                 7.0%                 7.0%
  Expected return on plan assets                          9.0%                 9.0%                 9.0%
  Rate of compensation increase                           4.25%                4.25%                4.25%

         Components of Net Benefit Income
  Service cost                                         $   745,299        $   785,095          $   707,063
  Interest cost                                          2,111,917          1,993,294            1,860,284
  Actual return on plan assets                          (2,678,131)        (3,387,907)          (3,614,036)
  Net amortization and deferral                           (474,594)           306,030              801,806
  Defined contribution plans expense                       120,038            129,771              125,399
                                                       -----------        -----------          -----------
  Net benefit income                                   $  (175,471)       $  (173,717)         $  (119,484)
                                                       ===========        ===========          ===========



                                                                      Postretirement Benefits
                                                          2000                 1999                 1998
                                                         ------               ------               ------
  Discount rate                                            7%                   7%                   7%
  Expected return on plan assets                           9%                   9%                   9%

          Components of Net Benefit Cost
  Service cost                                         $    70,474        $    70,970          $    89,536
  Interest cost                                            163,608            182,370              202,790
  Actual return on plan assets                             (76,924)           (71,467)             (67,405)
  Net amortization and deferral                           (101,735)           (78,026)             (54,065)
                                                       -----------        -----------          -----------
  Net benefit cost                                     $    55,423        $   103,847          $    170,856
                                                       ===========        ===========          ============

  For measurement purposes relating to the postretirement benefit plan, the life insurance cost trend rate is 1%. The health care cost trend rate for participants retiring after January 1, 1991 is nil; no increase in that rate is expected because of caps placed on benefits. The health care cost trend rate for participants who retired prior to January 1, 1991 is also nil; that rate is expected to remain at 4.5% for the year 2000 and thereafter.

  The Eastern Company

  10. RETIREMENT BENEFIT PLANS (continued)

  A one-percentage-point change in assumed health care cost trend rates would have the following effects on the postretirement benefit plan:

                                                            1-Percentage Point
                                                           Increase    Decrease
                                                          ----------  ----------

Effect on total of service and interest cost components   $  33,193   $ (15,813)

Effect on postretirement benefit obligation               $ 288,152   $(150,431)


  11. FINANCIAL INSTRUMENTS

  The carrying values of financial instruments (cash and cash equivalents, accounts receivable, accounts payable, and debt) as of December 31, 2000 and January 1, 2000 approximate fair value. Fair value was based on expected cash flows and current market conditions.


  12. REPORTABLE SEGMENTS

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

                                       2000            1999            1998
                                      ------          ------          ------
  Revenue:
   Sales to unaffiliated customers:
     Industrial Hardware             $34,434,876     $28,272,937    $25,376,277
     Security Products                31,643,219      22,892,284     22,988,887
     Metal Products                   22,114,199      23,513,199     22,384,365
                                     -----------     -----------    -----------
                                      88,192,294      74,678,420     70,749,529

     General corporate                   227,305         296,985        181,466
                                     -----------     -----------    -----------
                                     $88,419,599     $74,975,405    $70,930,995
                                     ===========     ===========    ===========

The Eastern Company

  12. REPORTABLE SEGMENTS (continued)

                                       2000            1999           1998
                                      ------          ------         ------
  Intersegment Revenue:
     Industrial Hardware             $    94,172     $    98,523    $   217,981
     Security Products                   726,730         378,931        262,642
                                     -----------     -----------    -----------
                                     $   820,902     $   477,454    $   480,623
                                     ===========     ===========    ===========

  Income Before Income Taxes:
     Industrial Hardware             $ 6,587,954     $ 5,122,149    $ 3,644,711
     Security Products                 3,968,999       3,816,595      3,435,259
     Metal Products                    2,894,827       3,032,282      3,462,808
                                     -----------     -----------    -----------
         Operating Profit             13,451,780      11,971,026     10,542,778
     General corporate expenses       (1,008,588)     (1,431,024)    (1,270,240)
     Interest expense                 (1,786,325)       (645,991)      (549,071)
                                     -----------     -----------    -----------
                                     $10,656,867     $ 9,894,011    $ 8,723,467
                                     ===========     ===========    ===========

Geographic Information:
   Net Sales:
     United States                   $76,298,084     $66,124,407    $63,505,315
     Foreign                          11,894,210       8,554,013      7,244,214
                                     -----------     -----------    -----------
                                     $88,192,294     $74,678,420    $70,749,529
                                     ===========     ===========    ===========

Identifiable Assets:
     United States                   $75,933,931     $48,512,143    $45,340,817
     Foreign                           8,923,139       6,382,249      4,730,898
                                     -----------     -----------    -----------
                                     $84,857,070     $54,894,392    $50,071,715
                                     ===========     ===========    ===========

Identifiable Assets:
     Industrial Hardware             $23,202,232     $14,415,840    $11,426,221
     Security Products                33,991,827       9,437,909      8,996,052
     Metal Products                   16,597,956      20,546,949     20,966,751
                                     -----------     -----------    -----------
                                      73,792,015      44,400,698     41,389,024
     General corporate                11,065,055      10,493,694      8,682,691

                                     $84,857,070     $54,894,392    $50,071,715
                                     ===========     ===========    ===========

  The Eastern Company

  12. REPORTABLE SEGMENTS (continued)


                                       2000            1999           1998
                                      ------          ------         ------

Depreciation and Amortization
     Industrial Hardware             $   866,778     $   550,275    $   632,185
     Security Products                   909,427         341,568        417,115
     Metal Products                    1,830,038       1,812,449      1,837,000
                                     -----------     -----------    -----------
                                       3,606,243       2,704,292      2,886,300
     General corporate                    33,141          18,593         25,550
                                     -----------     -----------    -----------
                                     $ 3,639,384     $ 2,722,885    $ 2,911,850
                                     ===========     ===========    ===========

Capital Expenditures
     Industrial Hardware             $ 3,962,555     $ 1,374,651    $   914,486
     Security Products                   545,906         261,370        366,036
     Metal Products                      493,535       1,999,929      3,094,435
                                     -----------     -----------    -----------
                                       5,001,996       3,635,950      4,374,957
     Currency translation adjustment       6,424          (5,225)        16,640
     General corporate                    56,855          59,432          5,044
                                     -----------     -----------    -----------
                                     $ 5,065,275     $ 3,690,157    $ 4,396,641
                                     ===========     ===========    ===========


  Report of Ernst & Young LLP, Independent Auditors

  THE Board of Directors
  The Eastern Company

  We have audited the accompanying consolidated balance sheets of The Eastern Company as of December 30 and January 1, 2000, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 30, 2000. Our audits also included the financial statement schedule listed in the Index at
  Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Eastern Company at December 30, 2000 and January 1, 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                               /s/ Ernst & Young LLP
  Hartford, Connecticut
  January 26, 2001

         Supplementary Financial Information

         Selected quarterly financial information (unaudited)


                                                                            2000

                                         First               Second            Third              Fourth           Year
                                     -------------      --------------     -------------      --------------          ----

  Net sales                             $ 20,214,419       $ 20,324,617       $ 24,695,211       $ 22,958,047       $ 88,192,294
  Gross profit                             5,705,665          5,690,126          7,157,986          7,446,748         26,000,525
  Selling and administrative expenses      3,315,844          3,018,095          3,463,028          3,987,671         13,784,638
  Net income                               1,508,462          1,695,468          2,011,555          1,840,004          7,055,489
  Net income per share:
       Basic                                   $ .42              $ .47              $ .56              $ .51             $ 1.95
       Diluted                                 $ .41              $ .46              $ .56              $ .50             $ 1.93


                                                                            1999

                                        First                Second            Third              Fourth           Year
                                     -------------      --------------     -------------      --------------          ----

  Net sales                             $ 19,383,654       $ 20,029,666       $ 18,241,677       $ 17,023,423       $ 74,678,420
  Gross profit                             5,396,798          5,513,164          5,143,847          6,164,716         22,218,525
  Selling and administrative expenses      3,042,678          2,993,536          2,719,175          3,220,119         11,975,508
  Net income                               1,462,747          1,577,909          1,671,800          1,825,476          6,537,932
  Net income per share:
       Basic                                   $ .40              $ .44              $ .46              $ .50             $ 1.80
       Diluted                                 $ .39              $ .42              $ .45              $ .49             $ 1.75

  The  information in the table above  reflects a 3-for-2 stock split  effective
  May 1999.





  ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III


  ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


         There are incorporated herein by reference the portions of the Registrant's definitive proxy statement filed with the Commission pursuant to Regulation 14A since the close of its fiscal year, which involve the election of Directors, the information appearing on pages 3 and 4 of said proxy statement, being the portion captioned "Item No. 1. Election of Directors" and the information appearing on page 12 of said proxy statement, being the portion captioned "Section 16(A) Beneficial Ownership reporting compliance." The Registrant's only Executive Officers are Leonard F. Leganza, President and Chief Executive Officer and John L. Sullivan III, Vice President, Secretary and Treasurer.



  ITEM 11  EXECUTIVE COMPENSATION

         There are incorporated herein by reference the portions of the Registrant's definitive proxy statement filed with the Commission pursuant to Regulation 14A since the close of its fiscal year, which involve executive compensation, the information appearing on pages 14 through 19 of said proxy statement.


  ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


    (a) There are incorporated herein by reference the portions of the Registrant's definitive proxy statement filed with the Commission pursuant to Regulation 14A since the close of its fiscal year, which involve the security ownership of certain beneficial shareholders, the information appearing on pages 10 and 11 of said proxy statement.

    (b) There are incorporated herein by reference the portions of the Registrant's definitive proxy statement filed with the Commission pursuant to Regulation 14A since the close of its fiscal year, which involve the security ownership of management, the information appearing on pages 10 and 11, and 14 and 15 and 17 and 18 of said proxy statement.


    (c)  Changes in Control

              Not Applicable.


  ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (a)  Not applicable


         (b)  Not applicable.


         (c)  Not applicable.

         (d)  Not applicable.

                                     PART IV


  ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)  Documents filed as part of this report:

       (1)  Financial statements                                                                     Page
              Consolidated Balance Sheets - December 30, 2000 and January 1, 2000...................  17.

              Consolidated Statements of Income -- Fiscal years ended December 30, 2000,
              January  1, 2000 and  January  2, 1999................................................  19.

              Consolidated  Statements  of  Comprehensive  Income  -- Fiscal
              years ended December 30, 2000, January 1, 2000, and January 2, 1999...................  19.

              Consolidated  Statements  of  Shareholders'  Equity  -- Fiscal
              years ended December 30, 2000,  January 1, 2000 and January 2, 1999...................  20.

              Consolidated  Statements  of Cash  Flows--Fiscal  years  ended
              December 30, 2000, January 1, 2000, and January 2, 1999...............................  21.

              Notes to Consolidated Financial Statements............................................  23.

              Report of Ernst & Young LLP, Independent Auditors.....................................  40.

              Supplementary Financial Information
              Selected quarterly financial information (unaudited)..................................  41.


       (2)  Financial Statement Schedule
              Schedule II -- Valuation and qualifying accounts......................................  44.

Schedules other than that listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.


       (3)  Exhibits
              See the index to exhibits at page 46 of this Form 10-K Annual
              Report

    (b)  Reports on Form 8-K
           There were no reports on Form 8-K filed during the last quarter of the fiscal year ended December 30, 2000.

                      The Eastern Company and Subsidiaries

                 Schedule II - Valuation and Qualifying accounts





   COL. A                                COL. B                 COL. C                                 COL. D        COL. E
                                                                ADDITIONS
                                                                (1)                (2)
                                         Balance at Beginning   Charged to Costs   Charged to Other    Deductions -  Balance at End
   Description                           of  Period             and Expenses       Accounts-Describe   Describe      of Period
------------------------------------     ---------------------  ----------------   -----------------   ------------  -------------

  Fiscal year ended December 30, 2000:
   Deducted from asset accounts:
    Allowance for doubtful accounts             $526,000           ($92,581)                           $71,419  (a)     $362,000
                                                ========            =======                            =======          ========


  Fiscal year ended January 1, 2000:
   Deducted from asset accounts:
    Allowance for doubtful accounts             $439,000            $87,808                                808  (a)     $526,000
                                                ========            =======                                ===          ========




  Fiscal year ended January 2, 1999:
   Deducted from asset accounts:
    Allowance for doubtful accounts             $329,000           $136,304                            $26,304  (a)     $439,000
                                                ========           ========                            =======          ========









   (a) Uncollectible accounts written off, net of recoveries


  SIGNATURES


                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


  Dated March 23, 2001                   THE EASTERN COMPANY


                                         By /s/ John L. Sullivan III
                                         ---------------------------
                                         John L. Sullivan III
                                         Vice President, Secretary and Treasurer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  /s/ Leonard F. Leganza                        March 23, 2001
  -------------------------
  Leonard F. Leganza
  Director, President
  and Chief Executive Officer

  /s/ John W. Everets                           March 23, 2001
  -------------------------
  John W. Everets
  Director

  /s/ Charles W. Henry                          March 23, 2001
  -------------------------
  Charles W. Henry
  Director

  /s/ David C. Robinson                         March 23, 2001
  -------------------------
  David C. Robinson
  Director

  /s/ Donald S. Tuttle, III                     March 23, 2001
  -------------------------
  Donald S. Tuttle III
  Director

  EXHIBIT INDEX


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

          (b) The Eastern Company 1995 Executive Stock Incentive Plan effective as of April 26, 1995 incorporated by reference to the Registrant's Form S-8 filed on February 7, 1997.

          (c) The Eastern Company Directors Fee Program effective as of October 1, 1996 incorporated by reference to the Registrant's Form S-8 filed on February 7, 1997, as amended by Amendment No.1 and Amendment No. 2 are incorporated by reference to the Registrant's Form 10-K filed on March 29, 2000.

          (d) The Eastern Company 1997 Directors Stock Option Plan effective as of September 17, 1997 incorporated by reference to the Registrant's Form S-8 filed on January 30, 1998, and Post-Effective Amendment No. 1 to the Registrants Form S-8 filed on March 2, 2000.

          (e) Supplemental Retirement Plan dated September 9, 1998 with Leonard F. Leganza is incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1999.

          (f) Severance Agreement dated February 21, 2001 with Leonard. F. Leganza attached hereto on page 48.

          (g) The Eastern Company 2000 Executive Stock Incentive Plan effective July 2000 attached hereto on page 54.

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

     (23)         Consent of independent auditors attached hereto on page 48.

     (27)         Financial Data Schedule attached hereto beginning on page 54.

                                                                   Exhibit 10(f)

                               SEVERANCE AGREEMENT


         AGREEMENT dated as of February 21, 2001 by and between THE EASTERN COMPANY, a Connecticut corporation having its principal office at 112 Bridge Street, Naugatuck, CT 06770 (hereinafter, "Company") and LEONARD F. LEGANZA of 62 Tunxis Village, Farmington, CT 06032 (hereinafter, "Executive").

                              W I T N E S S E T H:

         WHEREAS, the Executive is serving as the chief executive officer of the Company; and

         WHEREAS, the Company wishes to provide the Executive with certain severance benefits following his termination of employment with the Company.

         NOW, THEREFORE, IT IS HEREBY AGREED AS FOLLOWS:

         1. Definitions. For purposes of this Agreement, the following terms shall have the following meanings:

                  (a) "Average Adjusted Compensation" shall mean the average of the Executive's annual compensation over the five calendar years ending prior to the date of a Change in Control. Average Adjusted Compensation shall be determined by taking into account all of the compensation payable to the Executive by the Company (including any pre-tax contributions made to a cafeteria plan or a Section 401(k) plan), but shall exclude any compensation resulting from the exercise of stock options granted to the Executive by the Company.

                  (b) "Average Basic Compensation" shall mean the average of the sum of the Executive's annual rate of base pay and annual incentive compensation over the three calendar years ending prior to the date of the Executive's termination of employment. Average Basic Compensation shall be determined by excluding any compensation resulting from the exercise of stock options granted to the Executive by the Company.

                  (c) "Average Total Compensation" shall mean the average of the Executive's annual compensation over the five calendar years ending prior to the date of a Statutory Change in Control (or such shorter period of time during which the Executive is employed by the Company). Average Total Compensation shall be determined by taking into account all of the compensation payable to the Executive by the Company (including any pre-tax contributions made to a cafeteria plan or a Section 401(k) plan), and shall be determined pursuant to Section 280G of the Code. If the five calendar year period includes a calendar year in which the Executive was not employed for the entire year, the Executive's compensation for such calendar year shall be annualized.

                  (d) "Cause" shall mean gross negligence in connection with the Executive's employment or gross negligence in failing to perform his employment responsibilities in the best interests of the Company. No act or omission shall constitute Cause under this Agreement unless the Board of Directors of the Company has provided the Executive with a detailed written notice of their conclusion that such an act or omission has occurred, and then only if the Executive has failed to correct such act or omission within a reasonable period of time.

                  (e)      "Change of Control" shall mean:

                           (i) The acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of more than 50% of either (A) the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or (B) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that for purposes of this subsection
         (i),  the  following  acquisitions  shall  not  constitute  a Change of
         Control: (A) any acquisition directly from the Company, (B) any acquisition by the Company, (C) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company or (D) any acquisition by any corporation pursuant to a transaction which complies with clauses (A),
         (B) and (C) of subsection (iii) of this Section 1(e); or

                           (ii) Individuals who, as of the date hereof, constitute the Board of Directors of the Company (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board of Directors of the Company; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board of Directors of the Company; or

                           (iii) Consummation of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company (a "Business Combination"), in each case, unless, following such Business Combination, (A) all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such Business Combination beneficially own, directly or indirectly, more than 75% of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination (including, without limitation, a corporation which as a result of such transaction owns the Company or all or substantially all of the Company's assets either directly or through one or more subsidiaries) in substantially the same proportions as their ownership, immediately prior to such Business Combination of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be;
         (B) no Person (excluding any corporation resulting from such Business Combination or any employee benefit plan (or related trust) of the Company or such corporation resulting from such Business Combination) beneficially owns, directly or indirectly, more than 50% of, respectively, the then outstanding shares of common stock of the corporation resulting from such Business Combination or the combined voting power of the then outstanding voting securities of such corporation except to the extent that such ownership existed prior to the Business Combination; and (C) at least a majority of the members of the board of directors of the corporation resulting from such Business Combination were members of the Incumbent Board at the time of the execution of the initial agreement, or of the action of the Board of Directors of the Company, providing for such Business Combination; or

                           (iv) Approval by the shareholders of the Company of a complete liquidation or dissolution of the Company.

                  (f) "Code" shall mean the Internal Revenue Code of 1986, as amended (the "Code").

                  (g) "Good Reason" shall mean, without the express written consent of the Executive:

                           (i) the assignment to him of any duties materially inconsistent with and inferior to his positions, duties and responsibilities with the Company during the preceding six (6) month period, or a change which makes his reporting responsibilities, titles, or offices materially inferior to his reporting responsibilities, titles and offices during the preceding six (6) month period (except in connection with the termination of the Executive's employment for disability or retirement, or as a result of his death, or by the Executive for other than Good Reason); or

                           (ii) a material reduction by the Company in his base compensation or short term or long term incentive compensation (unless such reduction is generally applicable to all senior executive officers of the Company); or

                           (iii) a material reduction by the Company in the employee benefit programs in which the Executive participated during the preceding six (6) month period (unless such reduction is generally applicable to all senior executive officers of the Company).

                  (h) "Parachute Payment Limit" shall mean 2.99 times the Executive's Average Total Compensation, as determined pursuant to Section 280G of the Code.

                  (i) "Statutory Change in Control" shall mean a change in ownership or effective control of the Company, or a change in the ownership of a substantial portion of the assets of the Company, as determined pursuant to
  Section 280G of the Code.

                  (j) "Tax Advisor" shall mean the independent accounting firm engaged by the Company.

                  (k) "Total Parachute Payments" shall mean any and all payments or benefits which are in the nature of compensation and which are received (or to be received) by the Executive in connection with a Statutory Change in Control, as determined pursuant to Section 280G of the Code.

         2.       Payments in the Event a Change in Control Occurs.
                  ------------------------------------------------

         If a Change in Control of the Company occurs, then the Company shall pay to the Executive a severance payment equal to 2.99 times the Executive's Average Adjusted Compensation. Average Adjusted Compensation shall be determined as of the date of the Change in Control.

         The severance payment described in this Section 2 shall be paid to the Executive in a single lump sum amount within thirty (30) days following the date of the Change in Control.

         3.       Payments in the Event a Change in Control  Does Not Occur.
                  ---------------------------------------------------------

         The provisions of this Section 3 shall apply in the event that a severance payment is not payable under the provisions of Section 2.

         If: (a) the Company terminates the employment of the Executive without Cause; or (b) the Executive terminates his employment for Good Reason; or (c) no later than the second anniversary of the date of this Agreement the Board of Directors of the Company has selected an individual to replace the
  Executive as the Chief Executive Officer of the Company following his termination of employment and the Executive terminates his employment no later than the third anniversary of the date of this Agreement, then the Company shall pay to the Executive a severance payment equal to 2.0 times the Executive's Average Basic Compensation. Average Basic Compensation shall be determined as of the date of the Executive's termination of employment, but without regard to any reduction in the Executive's compensation that constitutes Good Reason for the Executive to terminate his employment.


         The severance payment described in this Section 3 shall be paid to the Executive in a single lump sum amount within thirty (30) days following the Executive's termination of employment.

          4. Limitations on Severance Payments. Notwithstanding anything in this Agreement to the contrary, in the event that a Statutory Change in Control has occurred (whether or not a Change in Control has occurred) and the Total Parachute Payments are determined by the Tax Advisor not to be deductible, in whole or in part, by the Company as a result of Section 280G of the Code, then the severance payment described in Section 2 or Section 3 (to the extent it is included in the Total Parachute Payments) shall be reduced until all of the Total Parachute Payments are deductible in accordance with Section 280G of the Code, or the severance payment to be made pursuant to Section 2 or Section 3 is reduced to zero. For purposes of this limitation, no portion of the Total Parachute Payments shall be taken into account to the extent that the receipt of such payments, in the determination of the Tax Advisor, is effectively waived by the Executive prior to the date which is fifteen (15) days following the date of the Change in Control or the Executive's termination of employment (as the case may be) and prior to the earlier of the date of constructive receipt and the date of payment thereof. The determination of the Tax Advisor as to the deductibility of the Total Parachute Payments shall be completed not later than forty-five (45) days following the date of the Change in Control or the Executive's termination of employment (as the case may be), and such determination shall be communicated in writing to the Company, with a copy to the Executive, within said forty-five (45) day period. The good faith determination of the Tax Advisor as to the deductibility of the Total Parachute Payments shall be deemed conclusive and binding on the Company and the Executive. The Company shall pay the fees and other costs of the Tax Advisor hereunder. In the event that the Tax Advisor is unable or declines to serve for purposes of making the foregoing determination, the Company shall appoint another accounting firm of national reputation to serve as the Tax Advisor, with the Executive's consent.

         5. Non-exclusivity of Rights. Nothing in this Agreement shall prevent or limit the Executive's continuing or future participation in any plan, program, policy or practice provided by the Company or any of its affiliated companies and for which the Executive may qualify, nor shall anything herein limit or otherwise affect such rights as the Executive may have under any contract or agreement with the Company or any of its affiliated companies. Amounts which are vested benefits or which the Executive is otherwise entitled to receive under any plan, policy, practice or program of or any contract or agreement with the Company or any of its affiliated companies at or subsequent to his termination of employment shall be payable in accordance with such plan, policy, practice or program or contract or agreement except as explicitly modified by this Agreement.

         6. Full Settlement. The Company's obligation to make the payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any set-off, counterclaim, recoupment, defense or other claim, right or action which the Company may have against the Executive or others. In no event shall the Executive be obligated to seek other employment or take any other action by way of mitigation of the amounts payable to the Executive under any of the provisions of this Agreement and such amounts shall not be reduced whether or not the Executive obtains other employment. The Company agrees to pay as incurred, to the full extent permitted by law, all legal fees and expenses which the Executive may reasonably incur as a result of any contest by the Company, the Executive or others of the validity or enforceability of, or liability under, any provision of this Agreement or any guarantee of performance thereof (including as a result of any contest by the Executive about the amount of any payment pursuant to this Agreement), plus in each case interest on any delayed payment at the applicable Federal rate provided for in Section 7872(f)(2)(A) of the Code; provided, however, that the Company shall be obligated to pay the Executive such legal fees and expenses only to the extent that the Executive is successful on the merits in a court of law or pursuant to an arbitration proceeding, or the Company and the Executive agree to a settlement of any such contest.

         7.       Successors.
                  ----------

                  (a) This Agreement shall inure to the benefit of and be enforceable by the Executive's legal representatives.

                  (b) This Agreement shall inure to the benefit of and be binding upon the Company and its successors and assigns.

                  (c) The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to assume expressly and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. As used in this Agreement, "Company" shall mean the Company as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

         8.       Miscellaneous.
                  -------------

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

                  If to the Executive:
                  -------------------
                           Leonard F. Leganza
                           62 Tunxis Village
                           Farmington, CT  06032

                  If to the Company:
                  -----------------
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

         9. Termination of Deferred Compensation Agreement. The Deferred Compensation Agreement between the Company and the Executive dated September 9, 1998 is hereby terminated and superceded by this Agreement, and the terms of such Deferred Compensation Agreement shall no longer have any force or effect.

         IN WITNESS WHEREOF, the Executive has hereunto set the Executive's hand and, pursuant to the authorization from its Board of Directors, the Company has caused these presents to be executed in its name on its behalf, all as of the day and year first above written.


  ATTEST:                                         THE EASTERN COMPANY


  /s/ John L. Sullivan III                        By /s/ David C. Robinson
  ------------------------                           ---------------------
  John L. Sullivan III                               David C. Robinson
  Its Secretary                                      Its Chairman, Compensation
                                                         Committee



                                                    /s/ Leonard F. Leganza
                                                    ----------------------
                                                    Leonard F. Leganza

                                                                   Exhibit 10(g)





                               THE EASTERN COMPANY
                       2000 EXECUTIVE STOCK INCENTIVE PLAN


  1.     Purpose.
         -------

         The purpose of The Eastern Company 2000 Executive Stock Incentive Plan (the "Plan") is to promote the interests of The Eastern Company and its shareholders by providing a method whereby executives and other key employees of the Company may become owners of the Company's common stock by the exercise of incentive stock options or nonqualified stock options or the grant of shares of restricted stock, and thereby increase their proprietary interest in the Company's business, encourage them to remain in the employ of the Company and increase their personal interest in its continued success and progress. In addition, another purpose of the Plan is to promote the interests of the Company by providing a method whereby nonemployee directors of the Company may become owners of the Company's common stock by the exercise of nonqualified stock options or the grant of shares of restricted stock, and thereby encourage qualified individuals to become members of the board of directors of the Company.


  2.     Definitions.
         -----------

         As used herein, the following terms shall have the following meanings:

         (a) "Award" shall mean the grant of an incentive stock option, a nonqualified stock option, restricted stock, or other stock-based methods of compensation authorized by Section 6 of the Plan.

         (b) "Award Agreement" shall mean an agreement described in Section 7 of the Plan which is entered into between the Company and a Participant and which sets forth the terms, conditions and limitations applicable to an Award granted to the Participant.

         (c) "Board" shall mean the board of directors of The Eastern Company.

         (d) "Code" shall mean the Internal Revenue Code of 1986, as amended.

         (e) "Committee" shall mean the Incentive Compensation Committee of the Board or any successor committee with substantially the same responsibilities.

         (f) "Company" shall mean The Eastern Company and each "parent or subsidiary corporation" of The Eastern Company (as those terms are defined in Section 424 of the Code).

         (g) "Company Common Stock" shall mean the common stock, no par value, of The Eastern Company.

         (h) "Disability" shall mean the inability of a Participant to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or which has lasted or can be expected to last for a continuous period of not less than twelve (12) months, as defined in Section 22(e)(3) of the Code.

         (i) "Employee" shall mean an employee of the Company.

         (j) "Exchange Act" shall mean the Securities Exchange Act of 1934, as amended and in effect from time to time, or any successor statute.

         (k) "Fair Market Value" shall mean the reported price at which Company Common Stock was last traded on the day on which such value is to be determined (or, if there are no reported trades on such day, the last previous day on which there was a reported trade).

         (l) "Incentive Stock Option" shall mean a Stock Option which complies with all of the requirements for incentive stock options set forth in Section 422 of the Code and which may be issued pursuant to Section 6.1.

         (m) "Insider" shall mean any person who is subject to Section 16 of the Exchange Act.

         (n) "Non-Employee Director" shall mean a member of the board of directors of The Eastern Company who is not an Employee.

         (o) "Nonqualified Stock Option" shall mean a Stock Option which does not comply with all of the requirements for Incentive Stock Options set forth in Section 422 of the Code and which may be issued pursuant to Section 6.1.

         (p) "Parent and/or Subsidiary Corporations" shall mean the parent and/or subsidiary corporations of The Eastern Company, as those terms are defined in Section 424 of the Code.

         (q) "Participant" shall mean an Employee or a Non-Employee Director who has been designated by the Committee as eligible to receive an Award pursuant to the terms of the Plan. The only Employees that the Committee may designate as Participants are those Employees who are salaried officers or key employees (whether or not directors) of the Company.

         (r) "Restricted Stock" shall mean shares of Company Common Stock which have certain restrictions attached to the ownership thereof and which may be issued pursuant to Section 6.2 of the Plan.

         (s) "Rule 16b-3" shall mean Rule 16b-3 promulgated by the Securities and Exchange Commission, as now in force or as such regulation or successor regulation shall hereafter be amended.

         (t) "Section 16" shall mean Section 16 of the Exchange Act and the rules promulgated thereunder, as they may be amended from time to time.

         (u) "Securities Act" shall mean the Securities Act of 1933, as amended and in effect from time to time, or any successor statute.

         (v) "Stock Option" shall mean a right granted pursuant to Section 6.1 of the Plan to purchase a specified number of shares of Company Common Stock at a specified price during a specified period of time. Stock Options may be either Incentive Stock Options or Nonqualified Stock Options.

  3.     Administration.
         --------------

         (a) In order to administer the issuance of Awards to Participants pursuant to the Plan, there shall be a Committee which is appointed by the Board and which consists of not less than three Non-Employee Directors of the Company. Each member of the Committee shall be a non-employee director as such term is defined for purposes of Rule 16b-3.

         (b) Subject to the express provisions of the Plan, the Committee shall periodically determine which Employees and/or Non-Employee Directors shall be Participants in the Plan and the nature, amount, pricing, timing and other terms of the Awards. However, in no event may an Incentive Stock Option be granted to a Non-Employee Director. Each Award shall be evidenced by an Award Agreement which shall be signed by an officer of the Company and by the Participant.

         (c) The Committee shall have full power and authority, subject to such orders or resolutions not inconsistent with the provisions of the Plan as may from time to time be issued or adopted by the Board, to interpret the provisions of and administer the Plan. Subject to any applicable provisions of the certificate of incorporation or the bylaws of the Company, all such decisions shall be final and binding on all persons including the Company and its shareholders, Employees, Non-Employee Directors and Participants. In the event of any conflict between an Award Agreement and the Plan, the terms of the Plan shall govern.

         (d) The Committee may delegate to designated officers or employees of the Company the authority to execute and deliver such instruments and documents, to do all such acts and things, and to take all such other steps deemed necessary or advisable for the effective administration of the Plan in accordance with its terms and purpose.

         (e) It is the intent of the Company that the Plan and the Awards granted hereunder shall satisfy and be interpreted in a manner that, in the case of Participants who are or may be Insiders, satisfies the applicable requirements of Rule 16b-3, so that such persons will be entitled to the benefits of Rule 16b-3 or other exemptive rules under Section 16 and will not be subjected to avoidable liability thereunder. If any provision of the Plan or of any such Award would otherwise frustrate or conflict with the intent expressed in this Section 3(e), that provision (to the extent possible) shall be interpreted and deemed amended so as to avoid such conflict. To the extent of any remaining irreconcilable conflict with such intent, the provision shall be deemed void as applicable to Insiders.


  4.     Eligibility.
         -----------

         Awards may be granted only to those Employees and/or Non-Employee Directors who are designated as Participants from time to time by the Committee. However, in no event may an Incentive Stock Option be granted to a Non-Employee Director. Subject to the express conditions of the Plan, the Committee shall determine which Employees and/or Non-Employee Directors shall be Participants, the types of Awards to be made to Participants and the terms, conditions and limitations applicable to the Awards. More than one Award may be granted to the same Participant.

  5.     Shares Subject to the Plan.
         --------------------------

         The total amount of Company Common Stock with respect to which Awards may be granted under this Plan shall not exceed in the aggregate 300,000 shares of Company Common Stock. The shares relating to Awards granted under this Plan shall be authorized but unissued shares of Company Common Stock.

         Subject to the limitations of the Code and Rule 16b-3 (if applicable), if any Award granted under this Plan lapses, expires, terminates, ceases to be exercisable or is forfeited, in whole or in part, for any reason, then the shares subject to but not issued under such Award shall be available for the grant of other Awards.


  6.     Awards.
         ------

         Awards may include those described in this Section 6. The Committee may grant Awards singly or in combination with other Awards, as the Committee may in its sole discretion determine. Subject to the other provisions of this Plan, Awards may also be granted in combination with, in replacement of, or as alternatives to, grants or rights under any other stock incentive plan of the Company.

                  6.1.     Stock Options.
                           -------------

                  (a) The exercise price of each Stock Option shall be determined by the Committee. However, in the case of Incentive Stock Options, in no event shall the exercise price be less than one hundred percent (100%) of the Fair Market Value of the shares of Company Common Stock at the time of grant of the Stock Option.

                  (b) In no event shall an Incentive Stock Option be granted to a Non-Employee Director. In addition, an Incentive Stock Option shall not be granted under this Plan to an Employee who, at the time of such grant, owns (actually or constructively) more than ten percent (10%) of the total voting power of all classes of stock of the Company, unless the purchase price of the shares subject to such Incentive Stock Option is at least one hundred ten percent (110%) of the Fair Market Value of the shares of Company Common Stock at the time of the grant of the option and the option is not exercisable after the expiration of five years from the date it is granted.

                  (c) No Stock Option intended as an Incentive Stock Option shall be exercisable in whole or in part after ten years from the date it is granted. The Committee, in its discretion, may impose vesting or other restrictions which provide that a Stock Option may not be exercised in whole or in part for any period or periods of time specified by the Committee, or may provide for the amendment of outstanding unvested Stock Options in order to accelerate the vesting of such Stock Options. Except as may be so provided and except as provided in Section 6.1(d), any Stock Option may be exercised in whole at any time, or in part from time to time, during its term.

                  (d) Any Stock Option, the term of which has not theretofore expired, may be exercised during the optionee's employment with the Company or during the optionee's service as a Non-Employee Director. In addition, subject to the condition that no Stock Option intended as an Incentive Stock Option may be exercised in whole or in part after ten years from the date it is granted:

                           (i)      upon the  termination of an optionee's
  employment or service as a Non-Employee Director other than by reason of death, the optionee may, within three months after the date of such termination, exercise such option in whole or in part to the extent it was exercisable (or became exercisable) at the time of his or her termination of employment or service as a Non-Employee Director, and after such three month period the right to exercise the Stock Option shall cease; provided, however, that: (A) if such termination is due to Disability, such three month period shall be extended to twelve (12) months; and (B) if such termination is due to retirement at or after attaining age sixty-five (65), such three month period shall be extended to twelve (12) months; and

                           (ii)     upon the death of any optionee, either prior
  to the termination of his or her employment or service as a Non-Employee Director or within the three month or twelve (12) month period referred to in Section 6.1(d)(i) above, such optionee's estate (or the person or persons to whom such optionee's rights under the Stock Option are transferred by will or the laws of descent and distribution) may, within twelve (12) months after the date of such optionee's death, exercise such Stock Option in whole or in part to the extent it was exercisable (or became exercisable) at the time of his or her death, and after such twelve
  (12) month period the right to exercise the Stock Option shall cease.

                  (e) The exercise price of each share subject to a Stock Option shall, at the time of exercise of the Stock Option, be paid in full in cash, or with previously acquired shares of Company Common Stock having an aggregate Fair Market Value at such time equal to the exercise price, or in cash and such shares. Notwithstanding the above, in connection with the exercise of an Incentive Stock Option, payment with shares of Company Common Stock which constitute "statutory option stock" (as defined in Section 424(c)(3)(B) of the Code) and which were previously acquired by the optionee by the exercise of options granted under an option plan maintained by the Company shall be permitted only if the date of such payment is at least two years from the date of grant of the options under the option plan and such shares were held by the optionee for at least one year.

                  (f) Upon the exercise of a Stock Option, a certificate or certificates representing the shares of Company Common Stock so purchased shall be delivered to the person entitled thereto.

                  (g) An optionee shall have no rights as a shareholder with respect to shares subject to his or her Stock Option until such shares are issued to him or her and are fully paid, and no adjustment will be made for dividends or other rights for which the record date is prior thereto.

                  (h) The provisions of Section 9 shall apply to any shares of Company Common Stock issued to a Participant upon the exercise of a Stock Option.

                  (i) Each Stock Option granted under this Plan shall by its terms be non-transferable by the optionee other than by will or the laws of descent and distribution and, during the lifetime of the optionee, shall be exercisable only by the optionee.

                  6.2      Restricted Stock.
                           ----------------

                  (a) Restricted Stock shall be subject to such terms, conditions and restrictions as the Committee deems appropriate. Such terms, conditions and restrictions may include, but are not limited to, restrictions upon the sale, assignment, transfer or other disposition of the Restricted Stock. The Committee may provide for the lapse of any such terms, conditions and restrictions, or may waive any such terms, conditions or restrictions, based on such factors or criteria as the Committee may determine.

                  (b) If a Participant receives a grant of Restricted Stock, and if the Participant desires to accept such grant, then the Participant shall pay to the Company, in cash, an amount determined by the Committee. Such amount may be greater than or equal to zero. Such amount may be paid at any time prior to the sixtieth (60th) day following the lapse of the restrictions applicable to the shares of Restricted Stock.

                  (c) After receipt of any payment  required by the Committee in connection with the grant of shares of Restricted Stock, or as of the date of grant of shares of Restricted Stock if no such payment is required, the Company shall issue to the Participant a certificate or certificates representing the shares of Restricted Stock so granted. The certificates shall have affixed thereto a legend, substantially in the following form, in addition to any other legends required by the Plan or applicable law:

         "The shares of Company Common Stock represented by this certificate are subject to the restrictions described in an Award Agreement dated , a copy of which will be furnished upon request by the issuer, and may not be sold, exchanged, transferred, pledged, hypothecated or otherwise disposed of except in accordance with the terms of such Award Agreement."

  Each transfer agent of Company Common Stock shall be informed of such restrictions.

                  In aid of the restrictions described in this Section 6.2 that are applicable to the Restricted Stock, the Participant shall, immediately upon receipt of the certificate or certificates for such shares, deposit such certificate or certificates (together with a stock power or instrument of transfer appropriately endorsed in blank) with the Secretary of the Company to be held in escrow. In the event such restrictions lapse, the certificate or certificates shall be delivered to the Participant free and clear of such restrictions. In the event the shares of Restricted Stock are forfeited, the certificate or certificates shall be delivered to the Company.

                  Notwithstanding the above, the provisions of Section 9 shall continue to apply to shares of Restricted Stock even if the restrictions described in this Section 6.2 have lapsed.

                  (d) Upon issuance of a certificate or certificates representing shares of Restricted Stock in accordance with the provisions of
  Section 6.2(c), the Participant shall thereupon be deemed to be a shareholder with respect to all of the shares of Company Common Stock represented by such certificate or certificates. The Participant shall thereafter have, with respect to such shares of Restricted Stock, all of the rights of a shareholder of the Company (including the right to vote the shares of Restricted Stock and the right to receive any cash or stock dividends on such Restricted Stock).

                  (e) In the event that a Participant's employment with the Company terminates for any reason, or in the event that a Participant ceases to be a Non-Employee Director, then any shares of Restricted Stock still subject to the restrictions described in this Section 6.2 on the date of the termination of his or her employment or service as a Non-Employee Director shall automatically be forfeited.

                  (f) Each share of Restricted Stock granted under this Plan shall by its terms be non-transferable by the Participant, other than by will or the laws of descent and distribution, while the restrictions described in this Section 6.2 remain in effect. While shares of Restricted Stock remain subject to such restrictions, all rights with respect to such shares shall be exercisable during a Participant's lifetime only by the Participant.

                  6.3      Other Awards.
                           ------------

                  The Committee may from time to time grant shares of Company Common Stock, other stock-based and non-stock-based Awards (including, without limitation, Awards pursuant to which shares of Company Common Stock are or may in the future be acquired), Awards denominated in stock units, securities convertible into shares of Company Common Stock, stock appreciation rights, performance shares, phantom securities and dividend equivalents. The Committee shall determine the terms and conditions of such Awards; provided, however, that such Awards shall not be inconsistent with the terms and purposes of this Plan.


  7.     Award Agreements.
         ----------------

         Each Award granted under this Plan shall be evidenced by an Award Agreement setting forth the number of shares of Company Common Stock subject to the Award, and such other terms and conditions applicable to the Award as are determined by the Committee. By acceptance of an Award, the Participant thereby agrees to such terms and conditions and to the terms of this Plan pertaining thereto.


  8.     Term of Plan.
         ------------

         This Plan shall terminate on July 19, 2010 (ten years after the date of its original adoption by the Board) or upon any earlier termination date established by action of the Board, and no Awards shall be granted thereafter. Such termination shall not affect the validity of any Awards then outstanding.


  9.     Securities Law Considerations.
         -----------------------------

         (a) The provisions of this Section 9 shall apply to all Awards granted pursuant to the Plan, except to the extent that, in the opinion of counsel for the Company, such provisions are not required by the Securities Act or any other applicable law, regulation or rule of any governmental agency.
         (b) At the time of the grant of an Award and at the time of the acquisition of shares of Company Common Stock pursuant to an Award, a Participant shall represent, warrant and covenant that:

                  (i) Any shares of Company Common Stock acquired upon exercise of the Award shall be acquired for the Participant's account for investment only and not with a view to, or for sale in connection with, any distribution of the shares in violation of the Securities Act or any rule or regulation under the Securities Act.

                  (ii) The Participant has had such opportunity as he or she has deemed adequate to obtain from representatives of the Company such information as is necessary to permit the Participant to evaluate the merits and risks of his or her investment in shares of Company Common Stock.

                  (iii) The Participant is able to bear the economic risk of holding shares acquired pursuant to the Award for an indefinite period.

                  (iv) The Participant understands that: (A) the shares acquired pursuant to the Award will not be registered under the Securities Act and will be "restricted securities" within the meaning of Rule 144 under the Securities Act; (B) such shares cannot be sold, transferred or otherwise disposed of unless they are subsequently registered under the Securities Act or an exemption from registration is then available; (C) in any event, an exemption from registration under Rule 144 or otherwise under the Securities Act may not be available for at least two years and even then will not be available unless a public market then exists for the shares of Company Common Stock, adequate information concerning the Company is then available to the public and other terms and conditions of Rule 144 are complied with; and (D) there is now no registration statement on file with the Securities and Exchange Commission with respect to any stock of the Company subject to the Plan and the Company has no obligation to register under the Securities Act any such stock.

                  (v) The Participant agrees that, if the Company offers for the first time any shares of Company Common Stock for sale pursuant to a registration statement under the Securities Act, the Participant will not, without the prior written consent of the Company, publicly offer, sell, contract to sell or otherwise dispose of, directly or indirectly, any shares acquired pursuant to an Award for a period of one hundred eighty (180) days after the effective date of such registration statement.

  By making payment pursuant to an Award, the Participant shall be deemed to have reaffirmed, as of the date of such payment, all of the representations set forth in this Section 9 which he or she made at the time of grant of the Award.

         (c) All stock certificates representing shares of Company Common Stock issued to a Participant pursuant to an Award shall have affixed thereto a legend, substantially in the following form, in addition to any other legends required by the Plan or applicable law:

         "The shares of stock represented by this certificate have not been registered under the Securities Act of 1933, as amended, and applicable state securities laws, and may not be transferred, sold or otherwise disposed of in the absence of an effective registration statement with respect to the shares evidenced by this certificate, filed and made effective under the Securities Act of 1933, as amended, and applicable state securities laws, or an opinion of counsel satisfactory to the issuer to the effect that registration under such Act or such laws is not required."


10.      Adjustment Provisions.
         ---------------------

         (a) If through, or as a result of, any merger, consolidation, sale of all or substantially all of the assets of the Company, reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or other similar transaction: (i) the outstanding shares of Company Common Stock are increased or decreased or are exchanged for a different number or kind of shares or other securities of the Company, or (ii) additional shares or new or different shares or other securities of the Company or other non-cash assets are distributed with respect to shares of Company Common Stock or other securities, then the aggregate number of shares of Company Common Stock subject to this Plan, the number of shares of Company Common Stock subject to each outstanding Award, and the exercise price per share in each such outstanding Award, shall be proportionately adjusted.

         (b) Any adjustments under this Section 10 will be made by the Board, whose determination as to what adjustments, if any, will be made and the extent thereof will be final, binding and conclusive. No fractional shares will be issued pursuant to an Award on account of any such adjustments.

         (c) No adjustments shall be made under this Section 10 which would, within the meaning of any applicable provision of the Code, constitute a modification, extension or renewal of an Incentive Stock Option or a grant of additional benefits to a Participant who has been granted an Incentive Stock Option.

  11.    Amendments and Discontinuance.
         -----------------------------

         The Board may amend, suspend or discontinue the Plan, but may not, without the prior approval of the shareholders of the Company, make any amendment which operates: (a) to abolish the Committee, change the qualification of its members or withdraw its authority to interpret or administer the Plan; (b) to make any material change in the class of eligible Employees under the Plan; (c) to increase the total number of shares for which Awards may be granted under the Plan except as permitted by the provisions of
  Section 10 hereof; (d) to extend the term of the Plan; (e) to permit adjustments or reductions of the price at which shares may be acquired under an Award previously-granted under the Plan except as permitted by the provisions of Section 10 hereof; (f) to extend the maximum Incentive Stock Option period; or (g) to decrease the minimum Incentive Stock Option price.


  12.    Continuance of Employment or Service as a Non-Employee Director.
         ---------------------------------------------------------------

         Neither the Plan nor the grant of any Award hereunder shall interfere with or limit in any way the right of the Company to terminate any Employee's employment or to terminate the service of any Non-Employee Director at any time and for any reason, nor shall the Plan or the grant of any Award hereunder impose any obligation on the Company to continue the employment of any Employee or the service of any Non-Employee Director.


  13.    Tax Withholding.
         ---------------

          The Participant shall be responsible for the payment of all Federal, state and local taxes relating to the grant, vesting or exercise of any Award granted under the Plan. The Company shall have the power to withhold, or to require a Participant to remit to the Company, an amount sufficient to satisfy Federal, state and local withholding tax requirements on any Award granted under the Plan. To the extent permissible under applicable tax, securities and other laws, the Company may, in its sole discretion, permit the Participant to satisfy a tax withholding requirement by directing the Company to apply shares of Company Common Stock to which the Participant is entitled as a result of the exercise of a Stock Option or the lapse of restrictions on shares of Restricted Stock.


  14.    Required Notifications by Participant.
         -------------------------------------

         (a) If any Participant shall, in connection with an Award, make an election pursuant to Section 83(b) of the Code (whereby the Participant elects to include in gross income in the year of the transfer the amount specified in
  Section 83(b) of the Code), then such Participant shall notify the Company of such election within ten (10) days of the filing of such election with the Internal Revenue Service.

         (b) If any Participant shall dispose of shares of Company Common Stock issued pursuant to the exercise of an Incentive Stock Option under the circumstances described in Section 421(b) of the Code (whereby the Participant makes a disqualifying disposition of the shares before expiration of the applicable holding periods), then such Participant shall notify the Company of such disqualifying disposition within ten (10) days of the disposition.

  15.    Limits of Liability.
         -------------------

         (a) Any liability of the Company to any Participant with respect to an Award shall be based solely upon the contractual obligations created by the Plan and the Award Agreement.

         (b) Neither the Company, nor any member of the Board or the Committee, nor any other person participating in the determination of any question under the Plan or the interpretation, administration or application of the Plan, shall have any liability to any party for any action taken or not taken, in good faith, under the Plan.


  16.    Requirements of Law.
         -------------------

         The grant of Awards and the issuance of shares of Company Common Stock upon the exercise of an Award shall be subject to all applicable laws, rules and regulations, and to such approvals by any governmental agencies as may be required.


  17.    Governing Law.
         -------------

         The Plan, and all Award Agreements hereunder, shall be construed pursuant to and in accordance with the laws of the State of Connecticut. The parties to the Plan and each Award Agreement agree that the state and federal courts of Connecticut shall have jurisdiction over any suit, action or proceeding arising out of, or in any way related to, the Plan or any Award Agreement. The parties waive, to the fullest extent permitted by law, any objection which any of them may have to the venue of any such suit, action or proceeding brought in such courts, and any claim that such suit, action or proceeding brought in such courts has been brought in an inconvenient forum. In the event that any party shall not have appointed an agent for service of process in Connecticut, the party agrees that it may be served with process by registered or certified mail, return receipt requested, to the party at its respective address as reflected on the records of the Company. All notices shall be deemed to have been given as of the date so delivered or mailed.


  18.    Effective Date.
         --------------

         The Plan shall be effective as of the date of its adoption by the Board, and Awards may be granted under the Plan from and after the date of such adoption; provided, however, that if, within twelve (12) months after such date, the shareholders of the Company have not approved the Plan, then the provisions of the Plan shall be null and void and any Awards granted under the Plan shall terminate and cease to be of any force or effect.

                                                                      Exhibit 23

                         CONSENT OF INDEPENDENT AUDITORS


  We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-29452) pertaining to The Eastern Company 1983 Stock Option Plan, the Registration Statement (Form S-8 No. 2-86285) pertaining to The Eastern Company 1989 Stock Option Plan, the Registration Statement (Form S-8 No. 333-21349) pertaining to The Eastern Company 1995 Executive Stock Incentive Plan, the Registration Statement (Form S-8 No. 333-21351) pertaining to The Eastern Company Directors Fee Program, and the Registration Statement (Form S-8 No. 333-45315) pertaining to The Eastern Company 1997 Directors Stock Option Plan of our report dated January 26, 2001, with respect to the consolidated financial statements and schedule of The Eastern Company included in this Annual Report (Form 10-K) for the year ended December 30, 2000.




                                                           /s/Ernst & Young LLP

  Hartford, Connecticut
  March 23, 2001