Form 10-Q
period 2001-03-31
EASTERN CO
filed 2001-05-15
CIK 31107

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                           PERIOD ENDED MARCH 31, 2001

                                       OR

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
                 PERIOD FROM ____________ to __________________

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

                                Yes |X| No |_|

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                            Outstanding as of March 31, 2001
             -----                            --------------------------------
  Common Stock, No par value                              3,632,693

                                     PART I
                              FINANCIAL INFORMATION
                       THE EASTERN COMPANY AND SUBSIDIARIES
ITEM I           CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

ASSETS

                                                    March 31, 2001   December 30, 2000
                                                    --------------   -----------------
CURRENT ASSETS

Cash and cash equivalents                            $  3,184,812      $  4,541,706
Accounts receivable, less allowance:
2001- $352,000;  2000- $362,000                        14,738,336        13,506,033
Inventories                                            17,180,565        17,102,635
Prepaid expenses and other current assets               2,136,480         1,974,044
Deferred income taxes                                     944,300           944,300
                                                     ------------      ------------
Total Current Assets                                   38,184,493        38,068,718

Property, plant and equipment                          40,756,025        40,297,858
Accumulated depreciation                              (13,773,962)      (12,970,152)
                                                     ------------      ------------
                                                       26,982,063        27,327,706

Prepaid pension cost                                    5,346,162         5,293,873

Goodwill, less accumulated amortization                11,195,022        11,435,086
Other assets, net                                       2,667,624         2,731,687
                                                     ------------      ------------
   TOTAL ASSETS                                      $ 84,375,364      $ 84,857,070
                                                     ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                     $  4,702,015      $  4,624,749
Accrued compensation                                    1,935,448         2,275,582
Other accrued expenses                                  1,817,758         1,966,902
Current portion of long-term debt                       3,025,848         2,903,542
                                                     ------------      ------------
Total Current Liabilites                               11,481,069        11,770,775

Deferred federal income taxes                           2,980,700         3,350,700
Long-term debt less current portion                    27,709,738        28,539,515
Accrued postretirement benefits                         2,633,532         2,658,532
Accrued interest rate swap                                933,187                --

Shareholders' Equity

Common Stock, No Par Value:
   Authorized Shares - 25,000,000
   Issued and outstanding shares:
     2001-3,632,693; 2000-3,636,757,
     excluding 1,650,726 shares held in treasury          927,250           878,024
Preferred Stock, No Par Value
   Authorized shares - 2,000,000
   (No shares issued)
Unearned compensation                                    (162,000)         (164,063)
Accumulated other comprehensive loss:
    Foreign currency transalation                        (946,784)         (806,618)
    Derivative financial instruments                     (563,187)               --
                                                     ------------      ------------
                                                       (1,509,971)         (806,618)

Retained earnings                                      39,381,859        38,630,205
                                                     ------------      ------------
   TOTAL SHAREHOLDERS' EQUITY                          38,637,138        38,537,548
                                                     ------------      ------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 84,375,364      $ 84,857,070
                                                     ============      ============

See accompanying notes.

                      THE EASTERN COMPANY AND SUBSIDIARIES

             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                       THREE MONTHS ENDED

                                                 March 31, 2001    April 1, 2000
                                                 --------------    -------------
Net sales                                          $22,676,922      $20,214,419

Interest income                                         39,425           63,208
                                                   -----------      -----------
                                                    22,716,347       20,277,627

Cost of products sold                               16,491,845       14,500,030
                                                   -----------      -----------
                                                     6,224,502        5,777,597

Selling and administrative expenses                  3,600,558        3,315,844

Interest expense                                       645,885          177,300

Goodwill amortization                                  239,763            8,724
                                                   -----------      -----------

INCOME BEFORE INCOME TAXES                           1,738,296        2,275,729

Income taxes                                           586,424          767,267
                                                   -----------      -----------

NET  INCOME                                        $ 1,151,872      $ 1,508,462
                                                   ===========      ===========

Net income per share:
    Basic                                          $      0.32      $      0.42
    Diluted                                        $      0.31      $      0.41

Cash dividends per share                           $      0.11      $      0.11

See accompanying notes.

                      THE EASTERN COMPANY AND SUBSIDIARIES

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 THREE MONTHS ENDED

                                                           March 31, 2001    April 1, 2000
                                                           --------------    -------------

OPERATING ACTIVITIES:
  Net income                                                 $ 1,151,872      $ 1,508,462
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                             1,112,482          744,417
     Provision for losses on accounts receivable                      --            5,027
     Issuance of Common Stock for directors' fees                 51,290           26,077
     Changes in operating assets and liabilities:
       Accounts receivable                                    (1,274,008)      (1,591,008)
       Inventories                                              (155,209)         294,512
       Prepaid expenses                                         (164,375)        (169,888)
       Prepaid pension                                           (52,289)            (749)
       Accounts payable                                           68,974          594,170
       Accrued expenses                                         (429,883)         874,848
       Other assets                                              (72,544)      (1,349,883)
                                                             -----------      -----------
             NET CASH PROVIDED BY OPERATING ACTIVITIES           236,310          935,985

INVESTING ACTIVITIES:
    Purchases of property, plant, and equipment                 (523,539)        (767,427)
                                                             -----------      -----------
             NET CASH USED BY INVESTING ACTIVITIES              (523,539)        (767,427)

FINANCING ACTIVITIES:
  Principal payments on long-term debt and notes payable        (693,172)         (67,612)
  Proceeds from sales of Common Stock                                 --           93,009
  Purchases of Common Stock for treasury                              --          (53,219)
  Dividends paid                                                (400,218)        (401,150)
                                                             -----------      -----------
             NET CASH USED BY FINANCING ACTIVITIES            (1,093,390)        (428,972)

Effect of exchange rate changes on cash                           23,725           11,979
                                                             -----------      -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                       (1,356,894)        (248,435)
Cash and Cash Equivalents at Beginning of Period               4,541,706        5,940,190
                                                             -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 3,184,812      $ 5,691,755
                                                             ===========      ===========

See accompanying notes.

                      THE EASTERN COMPANY AND SUBSIDIARIES

      CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNADUITED)

                                                        THREE MONTHS ENDED

                                                  March 31, 2001   April 1, 2000
                                                  --------------   -------------

Net income                                          $ 1,151,872     $ 1,508,462
Other comprehensive loss -
   Foreign currency translation                        (140,166)        (30,797)
   Cumulative effect of accounting change
     for derivative financial instruments,
     net of income taxes of $265,000                   (400,756)             --
   Change in fair value of derivative financial
     instruments, net of income taxes
     of $105,000                                       (162,431)             --
                                                    -----------     -----------
                                                       (703,353)        (30,797)
                                                    -----------     -----------
Comprehensive income                                $   448,519     $ 1,477,665
                                                    ===========     ===========

See accompanying notes.

THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2001

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Refer to the Company's consolidated financial statements and notes thereto included in its Form 10-K for the year ended December 30, 2000 for additional information.

The accompanying condensed consolidated financial statements are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for interim periods have been reflected therein. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

The condensed balance sheet as of December 30, 2000 has been derived from the audited consolidated balance sheet at that date.

Note B - Earnings Per Share

The denominators used in the earnings per share computations follow:

                                                      THREE MONTHS ENDED
                                                March 31, 2001     April 1, 2000
                                                --------------     -------------
Basic:
   Weighted average shares outstanding             3,631,195         3,653,106
   Contingent shares outstanding                     (11,250)          (18,750)
                                                   ---------         ---------
   Denominator for basic earnings per share        3,619,945         3,634,356
                                                   =========         =========

Diluted:
   Weighted average shares outstanding             3,631,195         3,653,106
   Contingent shares outstanding                     (11,250)          (18,750)
   Dilutive stock options                             82,010            83,092
                                                   ---------         ---------
   Denominator for diluted earnings per share      3,701,955         3,717,448
                                                   =========         =========

THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2001

Note C - Segment Information

Segment financial information follows:

                                                        THREE MONTHS ENDED
                                               March 31, 2001      April 1, 2000
                                               --------------      -------------

Revenues:
   Sales to unaffiliated customers:
      Industrial Hardware                        $  8,033,559      $  8,342,726
      Security Products                             9,498,206         5,543,594
      Metal Products                                5,145,157         6,328,099
                                                 ------------      ------------
                                                   22,676,922        20,214,419
   General corporate                                   39,425            63,208
                                                 ------------      ------------
                                                 $ 22,716,347      $ 20,277,627
                                                 ============      ============

Income Before Income Taxes:
   Industrial Hardware                           $  1,278,875      $  1,406,745
   Security Products                                  899,130           670,627
   Metal Products                                     367,631           988,187
                                                 ------------      ------------
      Operating Profit                              2,545,636         3,065,559
   General corporate expenses                        (161,455)         (612,530)
   Interest expense                                  (645,885)         (177,300)
                                                 ------------      ------------
                                                 $  1,738,296      $  2,275,729
                                                 ============      ============

The Greenwald businesses (see Note E) were added to the Security Products segment in the third quarter of 2000.

Note D - FASB Statement 133 - Accounting for Derivative Instruments and Hedging Activities

Effective December 31, 2000, the Company adopted FASB Statement 133, Accounting for Derivative Instruments and Hedging Activities. The statement requires the Company to recognize all derivatives in the balance sheet at fair value. Further, derivatives that are not hedges are adjusted to fair value through operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through operations or recognized in other comprehensive income until the hedged item is recognized in operations. The adoption of Statement No. 133 resulted in a charge for the cumulative effect of accounting change of $400,756 and a current period charge of $162,431 recorded as other comprehensive loss in the Consolidated Condensed Statements of Comprehensive Income.

Note E - Business Acquisitions

As referred to in the Company's consolidated financial statements and notes thereto included in its form 10-K for the year ended December 31,2000, effective June 29, 2000 the Company acquired the assets and businesses and assumed certain liabilities of Greenwald Industries, Inc. and Greenwald Intellicard, Inc (the Greenwald businesses) and effective February 1, 2000 and April 6, 2000 the Company also acquired all the issued and outstanding Common Stock of Ashtabula Industrial Hardware Co. (Ashtabula) and two product lines from Hansen International Inc. (Hansen), respectively.

Neither the actual results nor the pro forma effects of the acquisitions of Ashtabula or Hansen are material to the Company's financial statements. Unaudited pro forma results for the Greenwald businesses, which assume the Greenwald businesses were acquired January 1, 2000, follow:

                                          Three Months Ended
                             March 31, 2001        April 1, 2000
                             --------------        -------------

Net sales                       $22,676,922          $24,729,310

Net income                        1,151,872            1,465,448

Per share:
Basic                                 $0.32                $0.40
Diluted                               $0.31                $0.39

Note F - Inventories

The components of inventories follow:

                                             March 31, 2001    December 30, 2000
                                             --------------    -----------------

Raw materials and component parts              $ 8,744,908        $ 8,707,420
Work in process                                  4,398,225          4,375,425
Finished goods                                   4,037,432          4,019,970
                                               -----------        -----------
                                               $17,180,565        $17,102,635
                                               ===========        ===========

ITEM 2               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

Results of Operations

Net income per share (basic) for the first quarter of 2001 was $1,152,000 or $.32 per share (basic) on sales of $22.7 million compared to $1,508,000 or $.42 per share (basic) on sales of $20.2 million in the first quarter of 2000.

Sales for the first quarter 2001 were up 12.2% compared to the same period a year ago. New product introductions were up 4.1%, price increases were up 1.4% and volume increased 6.7%.

The Industrial Hardware segment's first quarter sales were down 4% compared to the first quarter of 2000. Increases in new product sales of 10% along with price increases of 2% were more than offset by a volume reduction of 16% compared to the first quarter of 2000. The volume decrease was attributable to an overall slowdown in the manufacturing sector of the economy as many manufacturing companies postponed orders. Sales to the transportation hardware market were down 32% versus the same period in the prior year. New products included a paddle slam with guide bracket, bus hardware, a hinge with spacer and rotary cable, a mini 1/4 turn rotary and a paddle rotary with DB cylinder. Business is expected to improve in the second half of 2001.

The Security Products segment's sales were up 71% in the first quarter 2001 as compared to the first quarter of 2000. Price increases were up 1% and volume was up 70%. The volume increase was primarily due to the acquisition of the Greenwald businesses, which were added to the Security Products segment in the third quarter of 2000. Sales to some of our major accounts were down in the first quarter 2001 compared to the same period in 2000. Sales to our major customer in the computer market were down 47% and are expected to remain down for the year. The Company began consolidation of its two U.S. lock locations during the second quarter of 2001, which involves moving CCL Security Products from New Britain, Connecticut into the Illinois Lock Company facility in Wheeling, Illinois. The move is expected to be completed within the second quarter. One-time charges for closing and moving CCL are not expected to be material to the consolidated operating results of the Company. The two units will continue to be run as separate divisions from one facility.

The Metal Products segment's sales were down 19% in the first quarter 2001 as compared to the first quarter of 2000. Volume was down 19% mainly as the result of the reopening of a foundry that had temporarily shut down due to a fire during 2000. Current year sales for jobbing were down 27%, while mining was up 8% from the comparable period in 2000. Although sales for mine roof support anchors were up slightly compared to the prior year period, the long-term trend appears to be for a reduction in the requirements for underground roof support systems. In response to the changing business climate in the mining industry, we have shifted the utilization of this facility toward the manufacture of a wide variety of contract casting products used by a number of original equipment manufacturers. But even these markets continue to be negatively affected by the increased importation of castings from China and Mexico. With their extremely low labor costs, the competition in the contract casting market is becoming increasingly difficult. The Company continues to look at new manufacturing methods and alternative products to remain competitive, including adding ductile iron casting capability.

Gross margin as a percentage of sales for the three months ended March 31, 2001 was approximately 27% compared to 29% for the comparable period a year ago. The decrease in gross margin is primarily the result of product mix and reduced sales volume at certain locations.

Selling and administrative expenses were up 9% or $285 thousand for the three months ended March 31, 2001 compared to the same period a year ago. The higher selling and administrative expenses are due to the addition of Greenwald which was partially offset by decreased spending on advertising, travel expense, legal and professional fees, and personnel relations costs at our other locations.

Interest expense for the first quarter of 2001 was $646 thousand versus $177 thousand for the first quarter of 2000. This increase in interest expense was due to additional borrowing resulting from the Greenwald acquisition made during 2000.

Earnings before income taxes for the first quarter of 2001 were down 24% or $537 thousand compared to the first quarter of 2000. The Industrial Hardware segment was down 9% or $128 thousand for 3 months as compared to the same period a year ago. The decrease was attributable to decreased sales of industrial and transportation hardware. The Security Products segment earnings before income taxes for the three months ended March 31, 2001 were up 34% or $229 thousand as compared to the first quarter of 2000. This increase was the result of the addition of Greenwald. The Metal Products segment earnings were down 63% or $621 thousand compared to the first quarter of 2000. The decrease was mainly due to the loss of business associated with the reopening of a foundry, which had temporarily shut down due to a fire, and lower contract casting sales, as the result of foreign competition from Asia, Latin America and Europe. Weak currency exchanges continue to create pricing pressures on the contract casting market.

Liquidity and Sources of Capital

Cash flows from operations were $236 thousand for the first quarter of 2001 versus $936 thousand for the same period in 2000. The change in cash flows resulted from an increased level of sales and the associated timing differences for collections of accounts receivable and payments of liabilities and changes in inventories. Cash flow from operations coupled with cash on hand at the beginning of the first quarter of 2001 was sufficient to fund capital expenditures, debt service and dividend payments.

Additions to property, plant and equipment were $524 thousand during the first quarter of 2001 versus $767 thousand for the comparable period a year ago. Total 2001 capital expenditures are not expected to exceed the annual expected $3.2 million level of depreciation.

Total inventories as of March 31, 2001 were $17.2 million or $78 thousand higher than year end 2000. The inventory turnover ratio of 3.9 turns at the end of the first quarter was slightly better than the year end ratio of 3.6 turns. However, it was slightly lower than the 4.2 turns experienced in the first quarter of 2000. Accounts receivable increased by $1.2 million from year end 2000, primarily due to increased sales growth and slower collections. The average day's sales in accounts receivable for the first quarter of 2001 was 59 days compared to the first quarter of 2000 of 49 days.

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

The Company maintains manufacturing facilities in foreign countries, which account for approximately 14% of total sales and 11% of total assets. The United States operations buy and sell to the foreign affiliated companies and export less than 10% of total sales to foreign non-affiliated companies. This trade activity could be affected by fluctuations in the foreign currency exchange or weak economic conditions. The Company's currency exposure is concentrated in four foreign currencies, Canada dollar, Mexican peso, New Taiwan dollar and the Hong Kong dollar. Because of the Company's limited exposure to foreign markets, currency exchange gains or losses are generally not material.

The Company is exposed to interest rate change market risk with respect to its unsecured $45,000,000 Loan Agreement with interest based on LIBOR plus a spread of up to 2%. The spread is determined based on the Company's operating performance compared to agreed upon financial targets. As such, the interest rate paid by the Company under its Loan Agreement is closely linked to the U.S. economy. The current interest rate spread is 1.75% on the term loan portion and 1.50% on the revolving credit line portion of the Loan Agreement. Changes in LIBOR rates during fiscal 2001 will affect the Company's interest expense. The Company has a swap contract on a portion of the term loan portion of the Loan Agreement with an all in rate of 9.095% to hedge against future LIBOR rate increases. The notional amount of the swap contract is reduced on a quarterly basis in accordance with the principle repayment schedule of the term portion of the Loan Agreement. The notional amount of the swap contract is $13,750,000 as of March 31, 2001.

The remainder of the term debt is subject to the volatility of short-term interest rates, where a 1% change in interest rates would cause a $145,000 increase or decrease in the Company's annual interest cost. While the Company could enter into an additional swap agreement to fix the rate, it does not expect to do so.

PART II

                                OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS -

      There are no significant pending legal proceedings, other than ordinary routine litigation incidental to the Company's business, to which either the Registrant or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 2      CHANGES IN SECURITIES AND USE OF PROCEEDS

            None

ITEM 3      DEFAULTS UPON SENIOR SECURITIES-

            None

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Registrant held its Annual Meeting of the Stockholders at The Eastern Company, Naugatuck, Connecticut on Wednesday, the twenty-fifth day of April 2001. The matters voted on and the voting results were:

                                       FOR      WITHHELD   AGAINST   ABSTENTION
1)  Election of one director
    for a three-year term
    expiring in the year 2004

    Charles W. Henry               2,892,747     31,787

    Continuing Directors:

    Donald S. Tuttle III
    David C. Robinson
    John W. Everets
    Leonard F. Leganza

2)  Adopt The Eastern
    Company 2000
    Executive Stock
    Incentive Plan:                1,918,667              424,752       59,553

3)  Approval of Ernst &
    Young LLP as
    independent auditors:          2,910,239                2,537       11,760

ITEM 5      OTHER INFORMATION

            None

ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

            None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         THE EASTERN COMPANY
                                         (Registrant)


DATE: May 15, 2001                       /s/ Leonard F. Leganza
                                         ---------------------------------------
                                         Leonard F. Leganza
                                         President and Chief Executive Officer


DATE: May 15, 2001                       /s/ John L. Sullivan, III
                                         ---------------------------------------
                                         John L. Sullivan, III
                                         Vice President, Secretary and Treasurer