Form 10-Q
period 2001-06-30
EASTERN CO
filed 2001-08-14
CIK 31107

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                           PERIOD ENDED JUNE 30, 2001
                                        -------------

                                       OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR
                         THE TRANSITION PERIOD FROM to .

                          Commission File Number 0-599

                              THE EASTERN COMPANY
             (Exact Name of Registrant as specified in its charter)

           Connecticut                           06-0330020
           -----------                           ----------
 (State or other jurisdiction of       (I.R.S. Employer incorporation or
           organization)                    Identification No.)

112 Bridge Street, Naugatuck, Connecticut                        06770
-----------------------------------------                       -------
(Address of principal executive offices)                       (Zip Code)

                                 (203) 729-2255
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. .

                                   Yes X    No   .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                     Outstanding as of June 30, 2001
                -----                     -------------------------------
     Common Stock, No par value                    3,634,129

                                     PART I

                              FINANCIAL INFORMATION

                      THE EASTERN COMPANY AND SUBSIDIARIES
  ITEM I         CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
  ------

  ASSETS

                                                        June 30, 2001                December 30, 2000
                                                        -------------                -----------------
  CURRENT ASSETS

  Cash and cash equivalents                             $  4,030,421                      $  4,541,706
  Accounts receivable, less allowance:
  2001 - $356,000; 2000 - $362,000                        12,487,171                        13,506,033
  Inventories                                             18,520,259                        17,102,635
  Prepaid expenses and other current assets                1,807,699                         1,974,044
  Deferred income taxes                                      944,300                           944,300
                                                         -----------                       -----------

  Total Current Assets                                    37,789,850                        38,068,718
  --------------------

  Property, plant and equipment                           41,355,220                        40,297,858
  Accumulated depreciation                               (14,560,100)                      (12,970,152)
                                                         -----------                       -----------
                                                          26,795,120                        27,327,706

  Prepaid pension cost                                     5,398,462                         5,293,873
  Goodwill, less accumulated amortization                 11,025,616                        11,435,086
  Other assets, net                                        2,602,002                         2,731,687
                                                         -----------                       -----------
     TOTAL ASSETS                                       $ 83,611,050                      $ 84,857,070
                                                        ============                      ============

  LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES

  Accounts payable                                      $  4,331,428                      $  4,624,749
  Accrued compensation                                     1,955,866                         2,275,582
  Other accrued expenses                                   1,806,649                         1,966,902
  Current portion of long-term debt                        3,156,293                         2,903,542
                                                         -----------                       -----------
  Total Current Liabilites                                11,250,236                        11,770,775
  ------------------------

  Deferred income taxes                                    3,030,700                         3,350,700
  Long-term debt less current portion                     26,894,504                        28,539,515
  Accrued postretirement benefits                          2,633,532                         2,658,532
  Accrued interest rate swap                                 808,760                               -

  Shareholders' Equity

  Common Stock, No Par Value:
     Authorized Shares - 25,000,000
     Issued and outstanding shares:
       2001-3,634,129;  2000-3,636,757,
       excluding 1,650,726 shares held in treasury           951,529                           878,024

  Preferred Stock, No Par Value
     Authorized shares - 2,000,000
     (No shares issued)
  Unearned compensation                                     (162,000)                         (164,063)

  Accumulated other comprehensive loss:
      Foreign currency transalation                         (839,929)                         (806,618)
      Derivative financial instruments                      (488,760)                              -
                                                         -----------                       -----------
                                                          (1,328,689)                         (806,618)

  Retained earnings                                       39,532,478                        38,630,205
                                                         -----------                       -----------

     TOTAL SHAREHOLDERS' EQUITY                           38,993,318                        38,537,548
                                                         -----------                       -----------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 83,611,050                      $ 84,857,070
                                                        ============                      ============

  See accompanying notes.
                               -2-

                      THE EASTERN COMPANY AND SUBSIDIARIES


             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                         Six Months Ended                            Three Months Ended
                                               June 30, 2001        July 1, 2000        June 30, 2001         July 1, 2000
                                               -------------        ------------        -------------         ------------
  Net sales                                      $43,367,024         $40,539,036          $20,690,102         $ 20,324,617

  Interest income                                     68,264             117,824               28,839               54,616
                                                 -----------         -----------          -----------         ------------
                                                  43,435,288          40,656,860           20,718,941           20,379,233

  Cost of products sold                           31,848,401          29,093,406           15,356,556           14,593,376
                                                 -----------         -----------          -----------         ------------
                                                  11,586,887          11,563,454            5,362,385            5,785,857

  Selling and administrative expenses              7,244,552           6,333,939            3,643,994            3,018,095

  Interest expense                                 1,239,860             367,709              593,975              190,409

  Goodwill amortization                              395,579              49,839              155,816               41,115
                                                 -----------         -----------          -----------         ------------
  INCOME BEFORE INCOME TAXES                       2,706,896           4,811,967              968,600            2,536,238

  Income taxes                                     1,004,809           1,608,037              418,385              840,770
                                                 -----------         -----------          -----------         ------------
  NET INCOME                                     $ 1,702,087         $ 3,203,930           $  550,215          $ 1,695,468
                                                 ===========         ===========          ===========         ============


  Net income per share:
      Basic                                        $    0.47           $    0.88            $    0.15            $    0.47
      Diluted                                      $    0.46           $    0.87            $    0.15            $    0.46

  Cash dividends per share                         $    0.22           $    0.22            $    0.11            $    0.11



                      THE EASTERN COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                          Six Months Ended

                                                                   June 30, 2001          July 1, 2000
                                                                   -------------          ------------
  OPERATING ACTIVITIES:
    Net income                                                       $ 1,702,087           $ 3,203,930
    Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                   2,223,073             1,538,309
       Loss (gain) on sales of equipment and other assets                    488                  (232)
       Postretirement benefits other than pensions                       (25,000)                   -
       Provision for losses on accounts receivable                        (5,926)                6,817
       Issuance of Common Stock for directors' fees                       75,569                51,596

       Changes in operating assets and liabilities:
         Accounts receivable                                           1,008,233            (1,486,857)
         Inventories                                                  (1,430,740)              935,032
         Prepaid expenses                                                157,435              (511,361)
         Prepaid pension                                                (104,589)              (81,535)
         Accounts payable                                               (387,977)            1,183,064
         Accrued expenses                                               (322,833)              994,350
         Other Assets                                                   (110,024)             (106,347)
                                                                     -----------           -----------
                NET CASH PROVIDED BY OPERATING ACTIVITIES              2,779,796             5,726,766

  INVESTING ACTIVITIES:
      Purchases of property, plant, and equipment                     (1,094,373)           (1,983,412)
      Business acquisitions                                                  -             (27,497,006)
      Other                                                                  -                  12,880
                                                                     -----------           -----------

               NET CASH USED BY INVESTING ACTIVITIES                  (1,094,373)          (29,467,538)

  FINANCING ACTIVITIES:
    Proceeds from issuance of long-term debt                                 -              29,509,694
    Principal payments on long-term debt and notes payable            (1,386,881)           (6,635,141)
    Proceeds from sales of Common Stock                                      -                  93,009
    Purchases of Common Stock for treasury                                                    (416,439)
    Dividends paid                                                      (799,814)             (800,711)
                                                                     -----------           -----------
               NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES       (2,186,695)           21,750,412

  Effect of exchange rate changes on cash                                (10,013)               37,593
                                                                     -----------           -----------

  NET CHANGE IN CASH AND CASH EQUIVALENTS                               (511,285)           (1,952,767)
  Cash and Cash Equivalents at Beginning of Period                     4,541,706             5,940,190
                                                                     -----------           -----------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 4,030,421           $ 3,987,423
                                                                     ===========           ===========

                  THE EASTERN COMPANY AND SUBSIDIARIES

  CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)



                                                               Six Months Ended                           Three Months Ended

                                                       June 30, 2001       July 1,  2000         June 30, 2001        July 1, 2000
                                                       -------------       -------------         -------------        ------------

  Net income                                               1,702,087          3,203,930                550,215           1,695,468
  Other comprehensive income --
     Foreign currency translation                             33,311             98,724                173,477             129,521

     Cumulative effect of accounting change
       for derivative financial instruments,
       net of income taxes of $265,000                      (400,756)               -                      -                   -

     Change in fair value of derivative financial
       instruments, net of income taxes
       of $55,000 and ($50,000) respectively                 (88,004)               -                   74,427                 -
                                                           ---------          ---------              ---------           ---------

  Comprehensive income                                     1,246,638          3,302,654                798,119           1,824,989
                                                           =========          =========              =========           =========





  See accompanying notes.

THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2001



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



Note B - Earnings Per Share

The denominators used in the earnings per share computations follow:

                                                            Six Months Ended                Three Months Ended
                                                    June 30, 2001   July 1, 2000       June 30, 2001    July  1, 2000
                                                    -------------   ------------       -------------    -------------
  Basic:
     Weighted average shares outstanding             3,632,015         3,644,916           3,632,819        3,636,623
     Contingent shares outstanding                     (11,250)          (18,750)            (11,250)         (18,750)
                                                     ---------         ---------           ---------        ---------
     Denominator for basic earnings per share        3,620,765         3,626,166           3,621,569        3,617,873
                                                     =========         =========           =========        =========

  Diluted:
     Weighted average shares outstanding             3,632,015         3,644,916           3,632,819        3,636,623
     Contingent shares outstanding                     (11,250)          (18,750)            (11,250)         (18,750)
     Dilutive stock options                             75,509            55,757              69,008           28,422
                                                     ---------         ---------           ---------        ---------
     Denominator for diluted earnings per share      3,696,274         3,681,923           3,690,577        3,646,295
                                                     =========         =========           =========        =========


THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2001


Note C - Segment Information

Segment financial information follows:


                                                 SIX MONTHS ENDED                     THREE MONTHS ENDED
                                          June 30, 2001    July 1, 2000         June 30, 2001        July 1, 2000
                                          -------------    ------------         -------------        ------------

Revenues:
   Sales to unaffiliated customers:
      Industrial Hardware                   $15,412,620     $17,771,225           $ 7,379,061         $ 9,428,499
       Security Products                     17,934,957      11,457,136             8,436,751           4,913,542
      Metal Products                         10,019,447      11,310,675             4,874,290           4,982,576
                                            -----------     -----------           -----------         -----------
                                             43,367,024      40,539,039            20,690,102          20,324,617
   General corporate                             68,264         117,824                28,839              54,616
                                            -----------     -----------           -----------         -----------
                                            $43,435,288     $40,656,860           $20,718,941         $20,379,233
                                            ===========     ===========           ===========         ===========


Income Before Income Taxes:
   Industrial Hardware                      $ 2,206,582     $ 2,888,681           $   927,707         $ 1,481,936
   Security Products                          1,397,899       1,428,559               498,769             757,932
   Metal Products                             1,127,693       1,764,245               760,062             776,058
                                            -----------     -----------           -----------         -----------
      Operating Profit                        4,732,174       6,081,485             2,186,538           3,015,926
   General corporate expenses                  (785,418)       (901,809)             (623,963)           (289,279)
   Interest expense                          (1,239,860)       (367,709)             (593,975)           (190,409)
                                            -----------     -----------           -----------         -----------
                                            $ 2,706,896     $ 4,811,967           $   968,600         $ 2,536,238
                                            ==========      ===========           ===========         ===========


The Greenwald businesses (see Note E) were added to the Security Products segment in the third quarter of 2000.



Note D - New Accounting Standards

Effective December 31, 2000, the Company adopted FASB Statement 133, Accounting for Derivative Instruments and Hedging Activities. The statement requires the Company to recognize all derivatives in the balance sheet at fair value. Further, derivatives that are not hedges are adjusted to fair value through operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through operations or recognized in other comprehensive income until the hedged item is recognized in operations. The adoption of Statement No. 133 resulted in a charge for the cumulative effect of accounting change of $400,756 and a current year charge of $88,004 recorded as other comprehensive loss in the Condensed Consolidated Statements of Comprehensive Income.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, ("Statement Nos. 141 and 142) effective for fiscal years beginning after December 15, 2001. Under the new standards, goodwill will no longer be amortized but will be subject to annual impairment tests; other intangible assets will continue to be amortized over their useful lives.

The Company will adopt the new standards on accounting for goodwill and other intangible assets effective December 30, 2001. If the provisions of Statement Nos. 141 and 142 were applied effective December 31, 2000 the net income for the Company would have been $1,974,000 or $.55 per share (basic) and $658,000 or $.18 per share (basic) for the six and three months ended June 30, 2001.


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

Neither the actual results nor the pro forma effects of the acquisitions of Ashtabula or Hansen are material to the Company's financial statements. Unaudited pro forma results for the Greenwald businesses, which assume the Greenwald businesses were acquired January 1, 2000, follow:


                                    Six Months Ended                            Three Months Ended
                           June 30, 2001      July 1, 2000           June 30, 2001       July 1, 2000
                           -------------      ------------           -------------       ------------

  Net sales                 $43,367,024        $49,332,039             $20,690,102         $22,519,789

  Net income                  1,702,087          3,119,305                 550,215           1,630,191

  Per share:
  Basic                           $0.47              $0.86                   $0.15               $0.45
  Diluted                         $0.46              $0.85                   $0.15               $0.43



Note F - Inventories

The components of inventories follow:


                                          June 30, 2001        December 30, 2000
                                          -------------        -----------------
Raw materials and component parts           $ 9,426,812             $ 8,707,420
Work in process                               4,741,186               4,375,425
Finished goods                                4,352,261               4,019,970
                                            -----------             -----------
                                            $18,520,259             $17,102,635
                                            ===========             ===========


ITEM 2                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS





Results of Operations

  Net income per share (basic) for the second quarter of 2001 was $550,000 or $.15 per share (basic) on sales of $20.7 million compared to $1.7 million or $.47 per share (basic) on sales of $20.3 million in the second quarter of 2000. Net income for the first six months of 2001 was $1.7 million or $.47 per share (basic) on sales of $43.4 million as compared to the first six months of 2000 of $3.2 million or $.88 per share (basic) on sales of $40.5 million.

  Sales for the second quarter 2001 were up 1.8% compared to the same period a year ago. New product sales contributed 2.7%, price increases were up 0.4% and volume decreased 1.3%. Sales for the first half of 2001 were up 7.0% compared to the same period a year ago. Volume was up 2.7%, price increases were up 0.9% and new product sales were up 3.4%

  The Industrial Hardware segment's second quarter sales were down 21.7% compared to the second quarter of 2000. Increases in new product sales of 6% along with price increases of 2% were more than offset by a volume reduction of 30% compared to the second quarter of 2000. Sales for the first six months of 2001 were down 13.3% compared to the same period in 2000. New product sales increased 8% coupled with price increases of 2% were not enough to offset the decrease in volume of 23% in the first half. New products included new paddle slam latches and several mini rotary latches. The volume decrease was attributable to an overall slowdown in the manufacturing sector of the economy. Sales of heavy hardware to the tractor-trailer market continues to be depressed with business being off 35% for the first half of 2001 as compared to the same period a year ago. Sales of our industrial hardware products to original equipment manufacturers and distributors are also down 13% from 2000 levels. Business is expected to continue to be slow in the third quarter with only a moderate improvement forecasted for the fourth quarter of 2001. Despite the slowness in our business, the company continues to invest in the development of new products including an electronic school bus door control device.

  The Security Products segment's sales were up 43% in the second quarter 2001 as compared to the second quarter of 2000. Price increases were up 1% and volume was up 42%. Sales for the first half of 2001 were up 57% compared to the first half of 2000. Price increases were up 1% and volume was up 56%. The volume increases were primarily due to the acquisition of the Greenwald businesses, which were added to the Security Products segment in the third quarter of 2000. With Greenwald sales excluded from the security segment, sales would have been down 27% for the first half as compared to the same period a year ago. Sales of locks to the computer industry were down 50% for the first half of 2001 as compared to the first half of 2000, the result of a major computer manufacturer postponing introduction of new business servers and computers. Sales of security products to the commercial laundry industry have also been adversely affected by the slowdown in the economy. Several large original equipment manufacturers have cut back orders as much as 25% from previous years levels. However, the smart card product line continues to show increased sales over the prior year levels. The Company completed consolidation of its two U.S. lock locations during the second quarter of 2001, which involved moving CCL Security Products from New Britain, Connecticut into the Illinois Lock Company facility in Wheeling, Illinois. Incremental, one-time charges for closing and moving CCL were not material to the consolidated operating results of the Company. The two units will continue to be run as separate divisions from one facility.

  The Metal Products segment's sales were down 2% in the second quarter 2001 as compared to the second quarter of 2000. Volume was up 1% and prices decreased 3%. Sales for the first half were down 11% compared to the first half of 2000. Volume was down 10% and prices were down 1% in the six month period. Current year sales for contract castings were down 36%, while mining was up 16% for the comparable period in 2000. The decrease in contract casting was mainly the result of the orders received in the first half of 2000 from another foundry, which had temporarily shut down due to a fire and subsequently reopened. Without this temporary contract casting business included for 2000, business would have been down only 16% for the first half of 2001 compared to the same prior year period. Sales of mine roof supporting anchors were up 26% compared to the same period a year ago. The current demand for power has resulted in the opening of several underground coal mines where the use of our roof support systems are required. Although sales of our mine roof support products were up over year 2000 levels, the long-term trend appears to be a continual reduction in this business as mining techniques continue to evolve requiring less mine roof support products. In response to the changing business climate in the mining industry, we have shifted the utilization of this facility toward the manufacture of a wide variety of contract casting products used by a number of original equipment manufacturers. But even these markets continue to be negatively affected by the increased importation of castings from China and Mexico. With their extremely low labor costs, the competition in the contract casting market is becoming increasingly difficult. The Company continues to look at new manufacturing methods and alternative products to remain competitive, including adding ductile iron casting capability.

  Gross margin as a percentage of sales for the three and six months ended June 30, 2001 were approximately 27% and 26% respectively compared to 28% for both comparable periods a year ago. The decrease in gross margin is primarily the result of product mix and reduced sales volume and lower utilization of our production facilities.

  Selling and administrative expenses were up 21% or $625 thousand and 14% or $911 thousand for the three and six months ended June 30, 2001 compared to the same periods a year ago. The second quarter increase was due to higher workers compensation costs and the addition of Greenwald compared to the second quarter of 2000. For the first half, selling and administrative expenses were up due to the addition of Greenwald which was partially offset by decreased spending on advertising, travel expense, legal and professional fees, and personnel relations costs at our other locations.

  Interest expense increased by $404 thousand or 211% for the second quarter of 2001 and $872 thousand or 237% for six months as compared to the same periods in 2000. This increase in interest expense was due to additional borrowing resulting from the Greenwald acquisition made during 2000.

  Earnings before income taxes for the three and six months ended June 30, 2001 were down 62% or $1.6 million and 43% or $2.1 million respectively, as compared to the same periods of 2000. The Industrial Hardware segment was down 37% or $554 thousand and 24% or $682 thousand as compared to the same periods a year ago. The decreases were attributable to decreased sales of industrial and transportation hardware. The Security Products segment earnings before income taxes for the three and six month periods ended June 30, 2001 were down 34% or $259 thousand and 2% or $31 thousand respectively from the comparable periods a year ago. This decrease was the result lower sales volume. The Metal Products segment earnings were down 2% or $16 thousand and 36% or $637 thousand for the second quarter and first half of 2001 over the same periods a year ago.

  Liquidity and Sources of Capital

  Cash flows from operations were $2.8 million for the first half of 2001 versus $5.7 million for the same period in 2000. The change in cash flows resulted from changes in the level of sales at all locations and the associated timing differences for collections of accounts receivable and payments of liabilities and changes in inventories. Cash flow from operations coupled with cash on hand at the beginning of the year was sufficient to fund capital expenditures, debt service and dividend payments.

  Additions to property, plant and equipment were $1.1 million during the first half of 2001 versus $2.0 million for the comparable period a year ago. The higher level of capital expenditures in 2000 was the result of an addition to our Eberhard facility in Cleveland, Ohio. Total 2001 capital expenditures are not expected to exceed the annual expected $3.2 million level of depreciation.

  Total inventories as of June 30, 2001 were $18.5 million or $1.4 million higher than year end 2000. The inventory turnover ratio of 3.5 turns at the end of the second quarter was slightly lower than the prior year second quarter and the year end ratio which were both 3.6 turns. Accounts receivable decreased by $1.0 million from year end 2000, primarily due to lower sales activity at certain locations. Accounts receivable increased by $812 thousand over the second quarter of 2000, mainly due to the Greenwald acquisition. The average day's sales in accounts receivable for the second quarter of 2001 was 56 days compared to the second quarter of 2000 of 52 days and year end of 55 days.

  Cash flow from operating activities and funds available under the revolving credit portion of the Company's loan agreement should be sufficient to cover future working capital requirements.



  Other Matters

  In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, ("Statement Nos.141 and 142) effective for fiscal years beginning after December 15, 2001. Under the new standards, goodwill will no longer be amortized but will be subject to annual impairment tests; other intangible assets will continue to be amortized over their useful lives.

  The Company will adopt the new standards on accounting for goodwill and other intangible assets effective December 30, 2001. If the provisions of Statement Nos. 141 and 142 were applied effective December 31, 2000 the net income for the Company would have been $1,974,000 or $.55 per share (basic) and $658,000 or $.18 per share (basic) for the six and three months ended June 30, 2001.



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

ITEM 3            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------            ----------------------------------------------------------

  The Company maintains manufacturing facilities in foreign countries, which account for approximately 12% of total sales and 9% of total assets. The United States operations buy and sell to the foreign affiliated companies and export less than 10% of total sales to foreign non-affiliated companies. This trade activity could be affected by fluctuations in the foreign currency exchange or weak economic conditions. The Company's currency exposure is concentrated in four foreign currencies, Canada dollar, Mexican peso, New Taiwan dollar and the Hong Kong dollar. Because of the Company's limited exposure to foreign markets, currency exchange gains or losses are generally not material.

  The Company is exposed to interest rate change market risk with respect to its unsecured $45,000,000 Loan Agreement with interest based on LIBOR plus a spread of up to 2%. The spread is determined based on the Company's operating performance compared to agreed upon financial targets. As such, the interest rate paid by the Company under its Loan Agreement is closely linked to the U.S. economy. The current interest rate spread is 1.75% on the term loan portion and 1.50% on the revolving credit line portion of the Loan Agreement. Changes in LIBOR rates during fiscal 2001 will affect the Company's interest expense. The Company has a swap contract on a portion of the term loan portion of the Loan Agreement with an all in rate of 9.095% to hedge against future LIBOR rate increases. The notional amount of the swap contract is reduced on a quarterly basis in accordance with the principle repayment schedule of the term portion of the Loan Agreement. The notional amount of the swap contract is $13,875,000 as of June 30, 2001.

  The remainder of the term debt is subject to the volatility of short-term interest rates, where a 1% change in interest rates would cause a $142,600 increase or decrease in the Company's annual interest cost. While the Company could enter into an additional swap agreement to fix the rate, it does not expect to do so.

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


DATE:  August 14, 2001                  /s/Leonard F. Leganza
       ---------------                  ---------------------
                                        Leonard F. Leganza
                                        President and Chief Executive Officer



DATE:  August 14, 2001                  /s/John L. Sullivan, III
       ---------------                  ------------------------
                                        John L. Sullivan, III
                                        Vice President, Secretary and Treasurer