Form 10-Q
period 2001-09-29
EASTERN CO
filed 2001-11-09
CIK 31107

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                         PERIOD ENDED SEPTEMBER 29, 2001

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
               SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
                                PERIOD FROM to .

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

                                   Yes X     No .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                       Outstanding as of September 29, 2001
          -----                       ------------------------------------
  Common Stock, No par value                      3,638,413

                                     PART I

                              FINANCIAL INFORMATION

                               THE EASTERN COMPANY
  ITEM I      CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
  ------

  ASSETS

                                                         September 29, 2001             December 30, 2000
                                                         ------------------             -----------------
  CURRENT ASSETS

  Cash and cash equivalents                                    $  4,883,395                 $   4,541,706
  Accounts receivable, less allowance:
  2001 - $342,000; 2000 - $362,000                               12,203,477                    13,506,033
  Inventories                                                    17,249,372                    17,102,635
  Prepaid expenses and other current assets                       1,983,892                     1,974,044
  Deferred income taxes                                             944,300                       944,300
                                                               ------------                  ------------

  Total Current Assets                                           37,264,436                    38,068,718
  --------------------

  Property, plant and equipment                                  41,739,425                    40,297,858
  Accumulated depreciation                                      (15,278,580)                  (12,970,152)
                                                               ------------                  ------------
                                                                 26,460,845                    27,327,706

  Prepaid pension cost                                            5,399,276                     5,293,873
  Goodwill, less accumulated amortization                        10,794,849                    11,435,086
  Other assets, less accumulated amortization                     2,520,291                     2,731,687
                                                               ------------                  ------------

     TOTAL ASSETS                                              $ 82,439,697                 $  84,857,070
                                                               ============                 =============

  LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES

  Accounts payable                                             $  3,863,191                 $   4,624,749
  Accrued compensation                                            2,026,800                     2,275,582
  Other accrued expenses                                          1,751,671                     1,966,902
  Current portion of long-term debt                               3,279,773                     2,903,542
                                                               ------------                  ------------

  Total Current Liabilites                                       10,921,435                    11,770,775
  ------------------------

  Deferred income taxes                                           2,855,700                     3,350,700
  Long-term debt less current portion                            26,067,900                    28,539,515
  Accrued postretirement benefits                                 2,633,532                     2,658,532
  Accrued interest rate swap                                      1,233,896                            -

  Shareholders' Equity
  --------------------

  Common Stock, no par value:
     Authorized Shares - 25,000,000
     Issued and outstanding shares:
       2001-3,638,413;  2000-3,636,757,
       excluding 1,652,320 shares held in treasury                  976,848                       878,024
  Preferred Stock, no par value
     Authorized shares - 2,000,000
     (No shares issued)
  Unearned compensation                                            (162,000)                     (164,063)
  Accumulated other comprehensive loss:
      Foreign currency transalation                              (1,010,460)                     (806,618)
      Derivative financial instruments                             (738,896)                           -
                                                               ------------                  ------------
                                                                 (1,749,356)                     (806,618)

  Retained earnings                                              39,661,742                    38,630,205
                                                               ------------                  ------------
     TOTAL SHAREHOLDERS' EQUITY                                  38,727,234                    38,537,548
                                                               ------------                  ------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $ 82,439,697                  $ 84,857,070
                                                               ============                  ============

  See accompanying notes.

                               THE EASTERN COMPANY

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                               Nine Months Ended                      Three Months Ended
                                        Sept. 29, 2001       Sept. 30, 2000      Sept. 29, 2001      Sept. 30, 2000
                                        --------------       --------------      --------------      --------------
  Net sales                                $63,918,185         $ 65,234,247         $20,551,161        $ 24,695,211

  Interest income                               92,896              180,041              24,632              62,217
                                           -----------         ------------         -----------        ------------
                                            64,011,081           65,414,288          20,575,793          24,757,428

  Cost of products sold                     47,798,692           46,680,470          15,950,291          17,563,511
                                           -----------         ------------         -----------        ------------
                                            16,212,389           18,733,818           4,625,502           7,193,917

  Selling and administrative expenses       10,392,996            9,611,656           3,148,444           3,277,717

  Interest expense                           1,780,011            1,082,463             540,151             714,754

  Goodwill amortization                        594,040              211,597             198,461             185,311
                                           -----------         ------------         -----------        ------------
  INCOME BEFORE INCOME TAXES                 3,445,342            7,828,102             738,446           3,016,135

  Income taxes                               1,213,983            2,612,617             209,174           1,004,580
                                           -----------         ------------         -----------        ------------
  NET INCOME                               $ 2,231,359         $  5,215,485         $   529,272        $  2,011,555
                                           ===========         ============         ===========        ============


  Net income per share:
     Basic                                   $    0.62           $     1.44           $    0.15          $     0.56
     Diluted                                 $    0.61           $     1.42           $    0.15          $     0.56

  Cash dividends per share                   $    0.33           $     0.33           $    0.11          $     0.11


  See accompanying notes.

                                                           -3-

                               THE EASTERN COMPANY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                           Nine Months Ended

                                                                 Sept. 29, 2001         Sept. 30, 2000
                                                                 --------------         --------------
  OPERATING ACTIVITIES:
    Net income                                                      $ 2,231,359            $ 5,215,485
    Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                  3,272,665              2,602,809
       (Gain) loss on sales of equipment and other assets                   488                   (231)
       Postretirement benefits other than pensions                      (25,000)                    -
       Provision for losses on accounts receivable                      (18,418)              (182,414)
       Issuance of Common Stock for directors' fees                     100,882                 82,988
       Changes in operating assets and liabilities:
         Accounts receivable                                          1,276,511             (2,331,772)
         Inventories                                                   (201,334)               422,659
         Prepaid expenses                                               (21,832)              (290,994)
         Prepaid pension                                               (105,403)              (227,716)
         Accounts payable                                              (866,988)               873,418
         Accrued expenses                                              (309,541)             1,524,704
         Other assets                                                  (146,924)              (142,239)
                                                                    -----------            -----------
                NET CASH PROVIDED BY OPERATING ACTIVITIES             5,186,465              7,546,697

  INVESTING ACTIVITIES:
      Purchases of property, plant, and equipment                    (1,546,338)            (3,834,512)
      Business acquisitions                                                  -             (27,547,304)
      Other                                                                  -                  12,837
                                                                    -----------            -----------
               NET CASH USED BY INVESTING ACTIVITIES                 (1,546,338)           (31,368,979)

  FINANCING ACTIVITIES:
    Proceeds from issuance of long-term debt                                 -              30,330,453
    Principal payments on long-term debt                             (2,080,905)            (6,703,197)
    Proceeds from sales of Common Stock                                  23,438                 93,009
    Purchases of Common Stock for treasury                              (23,432)              (416,439)
    Dividends paid                                                   (1,199,822)            (1,200,467)
                                                                    -----------            -----------
               NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES      (3,280,721)            22,103,359

  Effect of exchange rate changes on cash                               (17,717)                26,548
                                                                    -----------            -----------


  CHANGE IN CASH AND CASH EQUIVALENTS                                   341,689             (1,692,375)
  Cash and Cash Equivalents at Beginning of Period                    4,541,706              5,940,190
                                                                    -----------            -----------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 4,883,395            $ 4,247,815
                                                                    ===========            ===========

                               THE EASTERN COMPANY

      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)



                                                        Nine Months Ended                           Three Months Ended

                                                   Sept. 29, 2001        Sept. 30, 2000        Sept. 29, 2001     Sept. 30, 2000
                                                   --------------        --------------        --------------     --------------

  Net income                                          $ 2,231,359            $5,215,485             $ 529,272       $  2,011,555
  Other comprehensive (loss) income items:
     Foreign currency translation                        (203,842)               (3,066)             (237,153)          (101,790)
     Cumulative effect of accounting change
       for derivative financial instruments,
       net of income taxes of $265,000                   (400,756)                   -                     -                  -

     Change in fair value of derivative financial
       instruments, net of income taxes
       of $230,000 and $175,000 respectively             (338,140)                   -               (250,136)                -
                                                      -----------            ----------             ---------      -------------
  Comprehensive income                                $ 1,893,219            $5,215,485             $ 279,136      $   2,011,555
                                                      ===========            ==========             =========      =============


THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 29, 2001



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



Note B - Earnings Per Share

The denominators used in the earnings per share computations follow:


                                                         Nine Months Ended                    Three Months Ended
                                                  Sept. 29, 2001   Sept. 30, 2000     Sept. 29, 2001  Sept.  30, 2000
                                                  --------------   ---------------    --------------  ---------------
  Basic:
     Weighted average shares outstanding             3,633,174        3,641,344          3,635,430       3,634,306
     Contingent shares outstanding                     (11,250)         (18,750)           (11,250)        (18,750)
                                                     ---------        ---------          ---------       ---------
     Denominator for basic earnings per share        3,621,924        3,622,594          3,624,180       3,615,556
                                                     =========        =========          =========       =========

  Diluted:
     Weighted average shares outstanding             3,633,174        3,641,344          3,635,430       3,634,306
     Contingent shares outstanding                     (11,250)         (18,750)           (11,250)        (18,750)
     Dilutive stock options                             58,517           37,809             24,534           1,912
                                                     ---------        ---------          ---------       ---------
     Denominator for diluted earnings per share      3,680,441        3,660,403          3,648,714       3,617,468
                                                     =========        =========          =========       =========



THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 29, 2001


Note C - Segment Information

Segment financial information follows:

                                                NINE MONTHS ENDED                          THREE MONTHS ENDED
                                       Sept. 29, 2001       Sept. 30, 2000          Sept. 29, 2001       Sept. 30, 2000
                                       --------------       --------------          --------------       --------------

Revenues:
   Sales to unaffiliated customers:
      Industrial Hardware                $22,022,936         $26,314,248             $ 6,610,316          $ 8,543,023
      Security Products                   27,294,370          22,095,158               9,359,413           10,638,022
      Metal Products                      14,600,879          16,824,841               4,581,432            5,514,166
                                         -----------         -----------             -----------          -----------
                                          63,918,185          65,234,247              20,551,161           24,695,211
      General corporate                       92,896             180,041                  24,632               62,217
                                         -----------         -----------             -----------          -----------
                                         $64,011,081         $65,414,288             $20,575,793          $24,757,428
                                         ===========         ===========             ===========          ===========


Income Before Income Taxes:
   Industrial Hardware                   $ 3,053,409         $ 4,531,372             $   846,827          $ 1,642,691
   Security Products                       2,404,967           3,289,977               1,007,068            1,861,418
   Metal Products                          1,254,856           2,465,458                 127,163              701,213
                                         -----------         -----------             -----------          -----------
      Operating Profit                     6,713,232          10,286,807               1,981,058            4,205,322
   General corporate expenses             (1,487,879)         (1,376,242)               (702,461)            (474,433)
   Interest expense                       (1,780,011)         (1,082,463)               (540,151)            (714,754)
                                         -----------         -----------            ------------          -----------
                                         $ 3,445,342         $ 7,828,102            $    738,446          $ 3,016,135
                                         ===========         ===========            ============          ===========


The Greenwald businesses (see Note E) were added to the Security Products segment in the third quarter of 2000.


Note D - New Accounting Standards

Effective December 31, 2000, the Company adopted FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement requires the Company to recognize all derivatives in the balance sheet at fair value. Further, derivatives that are not hedges are adjusted to fair value through operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through operations or recognized in other comprehensive income until the hedged item is recognized in operations. The adoption of Statement No. 133 resulted in a charge for the cumulative effect of an accounting change of $400,756 and a current year charge of $338,140 ($250,136 for the most recent quarter) recorded as other comprehensive loss in the Condensed Consolidated Statements of Comprehensive Income.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, (Statement Nos. 141 and 142) effective for fiscal years beginning after December 15, 2001. Under the new standards, goodwill will no longer be amortized but will be subject to annual impairment tests; other intangible assets will continue to be amortized over their useful lives.

The Company will adopt the new standards on accounting for goodwill and other intangible assets effective December 30, 2001. If the provisions of Statement Nos. 141 and 142 were applied effective December 31, 2000 the net income for the Company would have been $2,639,000 or $.73 per share (basic) and $665,000 or $.18 per share (basic) for the nine and three months ended September 29, 2001.


Note E - Business Acquisitions

As referred to in the Company's consolidated financial statements and notes thereto included in its Form 10-K for the year ended December 30, 2000, effective June 29, 2000 the Company acquired the assets and businesses and assumed certain liabilities of Greenwald Industries, Inc. and Greenwald Intellicard, Inc (the Greenwald businesses). Effective February 1, 2000 and April 6, 2000 the Company also acquired all the issued and outstanding Common Stock of Ashtabula Industrial Hardware Co. (Ashtabula) and two product lines from Hansen International Inc. (Hansen), respectively.

Neither the actual results nor the pro forma effects of the acquisitions of Ashtabula or Hansen are material to the Company's financial statements. Unaudited pro forma results for the Greenwald businesses, which assume the Greenwald businesses were acquired January 1, 2000, follow:


                                    Nine Months Ended                           Three Months Ended
                           Sept. 29, 2001      Sept. 30, 2000        Sept. 29, 2001      Sept. 30, 2000
                           --------------      --------------        --------------      --------------

  Net sales                 $63,918,185          $74,027,250           $20,551,161         $24,695,211

  Net income                  2,231,359            5,130,860               529,272           2,011,555

  Per share:
  Basic                           $0.62                $1.42                 $0.15               $0.56
  Diluted                         $0.61                $1.40                 $0.15               $0.56



Note F - Inventories

The components of inventories follow:



                                        Sept. 29, 2001        December 30, 2000
                                        --------------        -----------------
Raw materials and component parts       $  8,779,930            $  8,707,420
Work in process                            4,415,840               4,375,425
Finished goods                             4,053,602               4,019,970
                                        ------------            ------------
                                        $ 17,249,372            $ 17,102,635
                                        ============            ============


ITEM 2               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS



Results of Operations

  Net income for the third quarter of 2001 was $529,000 or $.15 per share (basic) on sales of $20.6 million compared to $2.0 million or $.56 per share (basic) on sales of $24.7 million in the third quarter of 2000. Net income for the first nine months of 2001 was $2.2 million or $.62 per share (basic) on sales of $63.9 million as compared to the first nine months of 2000 of $5.2 million or $1.44 per share (basic) on sales of $65.2 million.

  Sales for the third quarter 2001 were down 17% compared to the same period a year ago. New product sales contributed 2%, price increases added 1% and volume decreased 20%. Sales for the first nine months of 2001 were down 2% compared to the same period a year ago. Volume was down 6%, price increases were up 1% and new product sales were up 3%

  The Industrial Hardware segment's third quarter sales were down 22% compared to the third quarter of 2000. Increases in new product sales of 5% along with price increases of 2% were more than offset by a volume reduction of 29% compared to the third quarter of 2000. Sales for the first nine months of 2001 were down 16% compared to the same period in 2000. New product sales increased 7% coupled with price increases of 2% were not enough to offset the decrease in volume of 25% in the first nine months. New products included tonneau cover hardware, toolbox hardware and several rotary latches for use on various door enclosures. The volume decrease was attributable to a continued overall slowdown in the manufacturing sector of the economy. Sales of heavy hardware to the tractor-trailer market continues to be depressed with business being off 39% for the first nine months of 2001 as compared to the same period a year ago. This market is not expected to improve until the second half of 2002. Sales of industrial hardware products to original equipment manufacturers are down 14% while sales to distributors are down 20% through the first nine months of 2001 as compared to the same period a year ago. Sales of our automotive accessories which include toolbox locks, push button locks and rotary latches for tonneau covers were up 5% from prior year levels. However, sales of school bus door closures were down 15% from prior year levels. Despite the slowness in our business, the company continues to invest in the development of new products including an electronic door control device which is scheduled for release beginning in November of 2001.

  The Security Products segment's sales were down 12% in the third quarter 2001 as compared to the third quarter of 2000. Price increases and new products were up 1% and volume was down 13%. Sales for the first nine months of 2001 were up 23% compared to the first nine months of 2000. Price increases were up 1% and volume was up 22%. The volume increases were primarily due to the acquisition of the Greenwald businesses, which were added to the Security Products segment in the third quarter of 2000. With Greenwald sales excluded from the security segment, sales would have been down 16% for the first nine months as compared to the same period a year ago. Sales of locks to the computer industry continue to be severely affected by the current economic environment, down as much as 50% through the nine months ended September 29, 2001, as compared to the same period a year ago. Also affecting sales of locks to the computer industry is a recent decision by one of our major customers to offer locking mechanisms as an option on new business servers and computers. Sales of high security locks to the coin operated vending, gaming and amusement industries were off 25% for the first nine months of 2001 as compared to the same period a year ago. The decline in sales is the direct result of a slow down in expansion of casinos and game rooms and a corresponding slow down in commercial development requiring new coin operated vending equipment.

  Sales of locks to distributors servicing lower volume accounts has remained comparable to prior year levels as well as sales to the access door, furniture, electronics and vehicular markets. During the third quarter the Company introduced a new drawer slide product line, which is being met with positive response from our local sales representatives, current customers and trade show attendees. This new product should have a positive effect on most of our sales markets. Sales of luggage locks for the travel industry is down 15% while sales to locksmiths are off 10% from prior year levels. Sales of security products to the commercial laundry industry continues to be affected by the slowdown in the economy. Sales to original equipment manufacturers such as Whirlpool, GE, Maytag, Alliance were off in total by 13% from previous year levels. Sales to distributors were up 4% but this was offset by a 4% decline in sales to route operators. On the positive side, sales of smart card products continue to increase, up 40% from prior year levels. Sales in our security product segment are expected to remain down through the balance of the year.

  The Metal Products segment's sales were down 17% in the third quarter 2001 as compared to the third quarter of 2000. Volume was down 19% and prices increased 2%. Sales for the first nine months were down 13% compared to the first nine months of 2000, all attributable to decreased volume. Current year sales for contract castings were down 37% from the comparable period in 2000. The decrease in contract casting was mainly the result of the orders received in the first nine months of 2000 from another foundry, which had temporarily shut down due to a fire and subsequently reopened. Without this temporary contract casting business included for 2000, business would have been down 13% for the first nine months of 2001 compared to the same period a year ago. The contract casting business continues to be adversely affected by the importation of castings from China, Germany and Mexico, with lower labor and environmental compliance costs, but also by countries with weak currency exchange rates creating pricing pressures in the malleable iron casting markets. Sales of mine roof support anchors were up 21% compared to the same period a year ago. The current demand for power has resulted in the opening of several underground coal mines where the use of our roof support systems are required. Although sales of our mine roof support products were up over year 2000 levels, the long-term trend appears to be a continual reduction in this business as mining techniques continue to evolve requiring less mine roof support products. In response to the changing business climate in the mining industry and the contract casting business, the Company continues to look at new manufacturing methods and alternative products to remain competitive, including adding ductile iron casting capability.

  Gross margin as a percentage of sales for the three and nine months ended September 29, 2001 were approximately 25% and 23% respectively compared to 29% for both comparable periods a year ago. The decrease in gross margin is primarily the result of product mix and reduced sales volume and lower utilization of our production facilities.

  Selling and administrative expenses were down 4% or $129 thousand and up 8% or $781 thousand for the three and nine months ended September 29, 2001 compared to the same periods a year ago. The third quarter decrease was due to lower legal and professional fees, which more than offset slight increases in other areas. For the first nine months of 2001, selling and administrative expenses were up due to increased salaries, advertising and travel expenses which were partially offset by decreased legal and professional fees.

  Interest expense decreased by $175 thousand or 24% for the third quarter of 2001 and increased $698 thousand or 64% for nine months as compared to the same periods in 2000. The decrease in the third quarter was due to lower average outstanding loan balances resulting from principal payments made during the year. The increase for the nine month period was due to higher outstanding loan balances for the full year resulting from the Greenwald acquisition made in mid-2000.

  Earnings before income taxes for the three and nine months ended September 29, 2001 were down 76% or $2.3 million and 56% or $4.4 million respectively, as compared to the same periods of 2000.

  The Industrial Hardware segment was down 48% or $796 thousand and 33% or $1.5 million as compared to the same periods a year ago. The Security Products segment earnings before income taxes for the three and nine month periods ended September 29, 2001 were down 46% or $854 thousand and 27% or $885 thousand respectively from the comparable periods a year ago. The Metal Products segment earnings were down 82% or $574 thousand and 49% or $1.2 million for the third quarter and first nine months of 2001 over the same periods a year ago. Decreases in all business segments were attributable to lower sales volume.



  Liquidity and Sources of Capital

  Cash flows from operations were $5.2 million for the first nine months of 2001 versus $7.5 million for the same period in 2000. The change in cash flows resulted from changes in the level of sales at all locations and the associated timing differences for collections of accounts receivable and payments of liabilities. Cash flow from operations coupled with cash on hand at the beginning of the year was sufficient to fund capital expenditures, debt service and dividend payments.

  Additions to property, plant and equipment were $1.5 million during the first nine months of 2001 versus $3.8 million for the comparable period a year ago. The higher level of capital expenditures in 2000 was the result of an addition to our Eberhard facility in Cleveland, Ohio. Total 2001 capital expenditures are not expected to exceed the annual expected $3.2 million level of depreciation.

  Total inventories as of September 29, 2001 were $17.2 million or $146 thousand higher than year-end 2000. The inventory turnover ratio of 3.7 turns at the end of the third quarter was slightly lower than the prior year third quarter of 3.8 turns and slightly higher than the year-end ratio of 3.6 turns. Accounts receivable decreased by $1.3 million from year-end 2000 and $2.8 million from the prior year period, primarily due to lower sales activity at certain locations. The average day's sales in accounts receivable for the third quarter of 2001 was 54 days compared to the third quarter of 2000 of 55 days and year-end of 55 days.

  Cash flow from operating activities and funds available under the revolving credit portion of the Company's loan agreement should be sufficient to cover future working capital requirements.



  Other Matters

  In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, (Statement Nos.141 and 142) effective for fiscal years beginning after December 15, 2001. Under the new standards, goodwill will no longer be amortized but will be subject to annual impairment tests; other intangible assets will continue to be amortized over their useful lives.

  The Company will adopt the new standards on accounting for goodwill and other intangible assets effective December 30, 2001. If the provisions of Statement Nos. 141 and 142 were applied effective December 31, 2000 the net income for the Company would have been $2,639,000 or $.73 per share (basic) and $665,000 or $.18 per share (basic) for the nine and three months ended September 29, 2001.

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

  The Company is exposed to interest rate change market risk with respect to its unsecured $45,000,000 Loan Agreement with interest based on LIBOR plus a spread of up to 2%. The spread is determined based on the Company's operating performance compared to agreed upon financial targets. As such, the interest rate paid by the Company under its Loan Agreement is closely linked to the U.S. economy. The current interest rate spread is 1.75% on the term loan portion and 1.50% on the revolving credit line portion of the Loan Agreement. Changes in LIBOR rates during fiscal 2001 will affect the Company's interest expense. The Company has a swap contract on a portion of the term loan portion of the Loan Agreement with an all in rate of 9.095% to hedge against future LIBOR rate increases. The notional amount of the swap contract is reduced on a quarterly basis in accordance with the principle repayment schedule of the term portion of the Loan Agreement. The notional amount of the swap contract is $13,250,000 as of September 29, 2001.

  The remainder of the term debt is subject to the volatility of short-term interest rates, where a 1% change in interest rates would cause a $148,850 increase or decrease in the Company's annual interest cost. While the Company could enter into an additional swap agreement to fix the rate, it does not expect to do so.


  Note: The preceding information under items 2 and 3 contains forward looking statements which reflect the Company's current expectations regarding its future operating performance and achievements and is subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such statements. Such risks and uncertainties include changing customer preferences, lack of success of new products, loss of customers, competition, increased raw material prices and problems associated with foreign sourcing of parts and products. The Company is not obligated to update or revise the aforementioned statements for new developments




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


                                       THE EASTERN COMPANY
                                       -------------------
                                       (Registrant)


DATE:  November 9, 2001                /s/Leonard F. Leganza
       ----------------                ---------------------
                                       Leonard F. Leganza
                                       President and Chief Executive Officer



DATE:  November 9, 2001                /s/John L. Sullivan, III
       ----------------                ------------------------
                                       John L. Sullivan, III
                                       Vice President, Secretary and Treasurer