Form 10-K
period 2001-12-29
EASTERN CO
filed 2002-03-18
CIK 31107

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 (Mark One)

  [X]     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal Year ended December 29, 2001

                                       OR

  [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________________ to _______________

                          Commission File Number 0-599
                          ----------------------------
                               THE EASTERN COMPANY
             (Exact name of registrant as specified in its charter)

        Connecticut                                        06-0330020
        -----------                                        ----------
  (State or other jurisdiction of                        (IRS Employer
  incorporation or organization)                      Identification Number)

      112 Bridge Street, Naugatuck, Connecticut                  06770
     ------------------------------------------                  -----
     (Address of principal executive offices)                 (Zip Code)

 Registrant's telephone number, including area code:  (203) 729-2255

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

 The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 22, 2002.

 Common Stock, No Par Value -  $49,719,835

 Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                          Outstanding at February 22, 2002
            -----                          --------------------------------
   Common Stock, No Par Value                          3,629,185

 DOCUMENTS INCORPORATED BY REFERENCE
 Portions of the annual proxy statement dated March 18, 2002 are incorporated by reference into Part III.

 The Eastern Company
                                    Form 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001

                                TABLE OF CONTENTS
                                                                         Page
                    Table of Contents                                      2.

               Safe Harbor Statement                                       3.

 PART I
 Item 1.       Business                                                    4.

 Item 2.       Properties                                                  8.

 Item 3.       Legal Proceedings                                           9.

 Item 4.       Submission of Matters to a Vote of Security Holders         9.

 PART II
 Item 5.       Market for Registrant's Common Equity and Related
                 Stockholder Matters                                       9.

 Item 6.       Selected Financial Data                                    10.

 Item 7.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      10.

 Item 7A.      Quantitative and Qualitative Disclosures
                 About Market Risk                                        16.

 Item 8.       Financial Statements and Supplementary Data                17.

 Item 9.       Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosures                     40.

 PART III
 Item 10.      Directors and Executive Officers of the Registrant         41.

 Item 11.      Executive Compensation                                     41.

 Item 12.      Security Ownership of Certain Beneficial Owners
                 and Management                                           41.

 Item 13.      Certain Relationships and Related Transactions             41.

 PART IV
 Item 14.      Exhibits, Financial Statement Schedule and
                 Reports on Form 8-K                                      42.

               Signatures                                                 44.

               Exhibit Index                                              45.

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

        Effective June 29, 2000, the Company acquired the assets and businesses and assumed certain liabilities of Greenwald Industries, Inc. and Greenwald Intellicard, Inc. (the Greenwald businesses). The Greenwald businesses design, manufacture and market coin acceptance systems and provide smart cards, smart card readers, value transfer stations, card management software and interface boards primarily for the commercial laundry industry. The cost of the acquisition of the Greenwald businesses was approximately $24,285,000, including the assumption of approximately $749,000 of current liabilities. Proforma information for this acquisition is presented in Note 3 to the Company's financial statements included at Item 8 of this Annual Report on Form 10-K.


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

        Although there continues to be a need for the highly engineered proprietary mine roof support products produced by this segment of the Company, changes in mining technology continue to decrease demand for mechanical anchoring systems. Intense competition from foreign foundries has adversely affected demand in the contract castings market. To offset declines in the production of malleable iron castings, the Company has invested in the necessary equipment for the production of ductile iron castings.

        Raw materials and outside services were readily available from domestic sources for all of the Company's segments during 2001 and are expected to be readily available in 2002 and the foreseeable future. The Company also obtains materials from Asian affiliated and nonaffiliated sources. The Company has not experienced any problems obtaining material from its Asian sources in 2001 and does not expect any problems in 2002.

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

        Customer lists for all business segments are broad-based geographically and by markets and sales are not highly concentrated by customer. No customer accounted for 10% or more of the Company's consolidated revenue for the year ended December 29, 2001.

        The dollar amount of the level of orders in the Company is believed to be firm as of fiscal year ended December 29, 2001 at $7,760,000, as compared to $11,504,000 at December 30, 2000.

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

        Research and development expenditures in 2001 were $1,006,000 and represented approximately 1% of gross revenues. In 2000 and 1999 they were $176,000 and $72,000, respectively. The increase in research costs is primarily attributable to the Greenwald division, where ongoing research in both the mechanical and smart card product lines is necessary in order to remain competitive and to continue to provide technologically advanced smart card systems. Other research projects include the development of new mine roof fasteners, ductile iron processes, transportation and industrial hardware products, pushbutton locks and luggage locks, and a new remote keyless entry system for tonneau covers, truck toolboxes and utility truck bodies.

        The Company does not anticipate that compliance with federal, state or local environmental laws or regulations will have a material effect on the Company's capital expenditures, earnings or competitive position.

        The average number of employees in 2001 was 596.

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

 ITEM 2  PROPERTIES

        The corporate office of the Company is located in Naugatuck, Connecticut in a two-story 8,000 square foot administrative building on 3.2 acres of land.

        All of the Company's properties are owned or leased and are adequate to satisfy current requirements. All of the Registrant's properties have the necessary flexibility to cover any long-term expansion requirements.

        The Industrial Hardware Group includes the following:

        The Eberhard Manufacturing Division in Strongsville, Ohio owns 9.6 acres of land and a building containing 138,000 square feet, located in an industrial park. The building is steel frame, one-story, having curtain walls of brick, glass and insulated steel panel. The building has two high bays, one of which houses two units of automated warehousing.

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

        The Illinois Lock Division leases land and a building containing 44,000 square feet in Wheeling, Illinois. During 2001 the CCL Security Product's manufacturing facility was moved to this site utilizing approximately 13,500 square feet of this facility. The building is brick and located in an industrial park. A five-year lease was signed in 2001, which expires on May 31, 2006.

        The CCL Security Products Division' sales office is located in New Britain, Connecticut where 5,000 square feet of a building is leased. The four storied building is of brick and stone construction. A monthly lease is in place.

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


 ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None


                                     PART II


 ITEM 5  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

        The Company's common stock is traded on the American Stock Exchange (ticker symbol EML). The approximate number of record holders of the Company common stock on December 29, 2001 was 726.

 High and low stock prices and dividends for the last two years were:


                          2001                                                            2000
  -------------------------------------------------------       ----------------------------------------------------------
                       Sales Price                                                    Sales Price
  Quarter           High         Low         Dividend           Quarter            High          Low      Dividend
  -------------------------------------------------------       ----------------------------------------------------------
  First            $17.05       $13.00         $.11             First             $16.44        $13.63         $.11
  Second            15.60        14.15          .11             Second             14.63         12.75          .11
  Third             15.31        12.50          .11             Third              14.75         11.25          .11
  Fourth            13.45        11.65          .11             Fourth             16.00         11.75          .11


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

ITEM 6  SELECTED FINANCIAL DATA

                                                          2001          2000           1999        1998         1997
                                                          ----          ----           ----        ----         ----
INCOME STATEMENT ITEMS (in thousands)
Net sales                                              $ 82,825      $ 88,192       $ 74,678    $ 70,750     $ 67,331
Cost of products sold                                    60,783        62,192         52,460      49,470       48,780
Depreciation and amortization                             4,461         3,639          2,723       2,912        2,978
Interest expense                                          2,259         1,786            646         549          297
Income before income taxes                                6,085        10,657          9,894       8,723        5,808
Income taxes                                              2,172         3,602          3,356       3,280        2,085
Net income                                                3,913         7,055          6,538       5,443        3,723
Dividends                                                 1,599         1,601          1,573       1,429        1,268

BALANCE SHEET ITEMS (in thousands)
Inventories                                            $ 18,591      $ 17,103       $ 14,040    $ 12,778     $ 12,415
Working capital                                          27,631        26,298         24,734      21,121       14,859
Property, plant and equipment, net                       25,986        27,328         16,365      15,033       13,437
Total assets                                             81,896        84,857         54,894      50,072       45,798
Shareholders' equity                                     40,056        38,538         33,400      28,486       29,243
Capital expenditures                                      1,895         5,065          3,690       4,397        2,230
Long-term obligations, less current portion              25,014        28,540          8,565       8,552           60

PER SHARE DATA
Net income per share
   Basic                                                $  1.08       $  1.95        $  1.80     $  1.49      $  0.93
   Diluted                                                 1.07          1.93           1.75        1.43         0.92
Dividends                                                  0.44          0.44           0.43        0.39         0.32
Shareholders' equity                                      11.06         10.64           9.21        7.81         7.33
Average shares outstanding (Basic)                    3,623,291     3,621,449      3,626,001   3,645,360    3,987,272


 The information in the table above reflects a 3-for-2 stock split effective May 1999.


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Net income for 2001 totaled $3.9 million, or $1.08 per basic share, on sales of $82.8 million. These results represent a 45% decrease in net income from 2000 and a 6% decrease in sales. Net income for 2000 totaled $7.1 million, or $1.95 per basic share, on sales of $88.2 million. With Greenwald sales excluded, earnings and sales for 2001 would have decreased 57% and 16%, respectively. The reason earnings declined more sharply than sales was that the Company incurred additional overhead through its building expansion programs and acquisition initiatives in 1999 and 2000. The Company had expected these higher overhead costs to be absorbed by the significantly greater sales volume it anticipated for 2001, but such volume failed to materialize as the manufacturing sector of the U.S. economy fell into a recession. The Company ended 2001 with a backlog level 33% below that at year-end 2000, but still totaling $7.8 million.

       Net income for the 2001 fourth quarter totaled $1.7 million, or $.46 per basic share, on sales of $18.9 million. These figures represent a 9% decline in net income and an 18% decline in sales from 2000. Net income for the 2000 fourth quarter totaled $1.8 million, or $.51 per basic share, on sales of $23.0 million. The decrease in 2001 sales and earnings was the result of the significant slowdown in the manufacturing sector of the economy. The negative impact on earnings, however, was partly offset by two positive developments: lower-than-anticipated utility and compensation expenses; and the receipt of about 26,000 shares of common stock from Prudential Financial Inc. following Prudential's conversion from a mutual insurance company to a stockholder-owned company. The lower expenses contributed approximately $410,000, or $.11 per basic share, to net income, while the Prudential stock contributed about

$450,000, or $.12 per basic share. Without these favorable items, fourth quarter net income would have been approximately $820,000, or $.23 per basic share, a decrease of 55% from the fourth quarter of 2000.

        The gross margin for the fourth quarter of 2001 was 31% of net sales as compared to 32% for the fourth quarter of 2000. Product mix in the fourth quarter accounted for the reduction in the gross margin percentage.

       Selling and administrative expenses in the 2001 fourth quarter totaled $3.6 million, a 10% decrease from the 2000 level. This decrease was due to lower legal and professional expenses, lower compensation and personnel-related expenses.


RESULTS OF OPERATIONS

       The following table shows, for 1999-2001, each line item from the consolidated statements of income as a percentage of net sales.


                                                  2001       2000       1999
                                                  ----       ----       ----

       Net sales                                 100.0%     100.0%     100.0%
       Cost of products sold                      73.4%      70.5%      70.2%
       Gross margin                               26.6%      29.5%      29.8%

       Selling and administrative expense         17.6%      15.6%      16.0%
       Other income                                1.0%       0.2%       0.4%
       Interest expense                            2.7%       2.0%       0.9%
       Income before income taxes                  7.3%      12.1%      13.3%

       Income taxes                                2.6%       4.1%       4.5%

       Net income                                  4.7%       8.0%       8.8%



Fiscal 2001 Compared to Fiscal 2000

        Net sales for 2001 decreased 6% ($5.4 million) to $82.8 million from $88.2 million for 2000. Volume reduced sales by 10%, while new product introductions raised sales by 3% and price increases raised them by 1%.

        The Industrial Hardware segment experienced an 18% decline in sales. Volume decreased sales by 26%, while internally developed new products (for the utility truck and vehicular accessory markets) increased sales by 6% and price increases raised them 2%. Sales of heavy hardware to the tractor-trailer market decreased 39% from 2000 levels. Sales to this market began to decline in the latter half of 2000, when truck and trailer manufacturers with excessive inventories started to reduce their purchases. This market is expected to show a moderate improvement in the second half of 2002 as manufacturers begin to replenish their inventories.

        Sales of industrial hardware (such as rotary locks, locking recessed handles, multi-point paddle handles and slam latches) to original equipment manufactures and distributors were off 15% from 2000. This was primarily due to the downturn in the manufacturing sector of the economy. Sales of school bus door closures decreased 13%; and sales of automotive accessories (toolbox locks, push-button locks and rotary latches) declined 8%. Sales at the Company's Mexican operations decreased 4% from 2000. Despite the slowdown in the economy, the Company continued to invest in new products, including a recently developed electronic bus door control device. This device is currently undergoing field-testing by several school bus manufacturers. Once testing is completed and the product is approved, the Company expects to begin receiving orders in the second half of 2002.

        In the Security Products segment, sales were 12% higher than in 2000. Price increases raised sales by 1%, and volume increases raised them 11%. The volume increases were primarily due to the acquisition of the Greenwald businesses, which were added to the Security Products segment in the third quarter of 2000. With Greenwald sales excluded from the security segment, sales would have been down 16% in 2001.

        Sales of locks to the computer industry decreased 30% in 2001. The decrease resulted partly from the downturn in the computer industry, and partly from a recent decision by one of our major customers to offer locking mechanisms as an option on new business servers and computers. Sales of high-security locks for coin-operated vending, gaming and amusement equipment were off 17% in 2001. This decline was the direct result of a slowdown in the expansion of casinos and game rooms, and a slowing of commercial development requiring new coin-operated vending equipment. Sales of locks to distributors servicing lower-volume accounts decreased 4% in 2001. Also down 4% were sales of locks for access door, furniture, electronics and vehicular applications. Sales of luggage locks for the travel industry declined 15%; fourth-quarter sales to this market were especially hard-hit. However, there have been some signs in 2002 that the luggage lock business is picking up. Sales to locksmiths were off 10% in 2001.

        Sales of security products to the commercial laundry industry were also affected by the slowdown in the economy. Sales to original equipment manufacturers such as Whirlpool, GE, Maytag and Alliance were off by 8% for the year. Sales to distributors in the commercial laundry industry were comparable to prior-year levels, while sales to the route operators in that industry were off 4%. Sales of Smart Card products, however, grew by 24% from the prior year due to greater acceptance of Smart Card technology and an increase in our customer base.

        Despite the decline in business during 2001, the Company continued to invest in research and development in order to introduce new products and technology in the mechanical and Smart Card product lines. During 2001, the Company introduced a high-security push-button lock for medical cabinetry applications, and also introduced a new drawer slide product line. These new products have been met with a positive response from our local sales representatives, current customers and trade show attendees, and should have a positive effect on the markets we serve. Although sales of our security products have gotten off to a slow start for the first two months of 2002, the Company is optimistic that business will pick up as the economy begins to recover from the recession.

        In the Metal Products segment, sales were down 14% from the previous year. Volume reduced sales 15%, while price increases raised them 1%. Sales of contract castings were down 37% from 2000. This decrease was mainly due to the loss in 2001 of orders we had received from another foundry in 2000 when that foundry was temporarily shut down by a fire. Without this temporary contract casting business included in 2000, sales would have been down 13% in 2001. The contract casting business continues to be adversely affected by the importation of castings from China, Germany and Mexico. Because of lower labor costs in these countries and favorable currency exchange rates, the imports are creating pricing pressures in the casting markets.

        Sales of mine roof support anchors increased 16% from 2000. The energy crisis in California and the surge in natural gas prices in 2000 and early 2001 led to a heightened demand for coal, which in turn led to the reopening of several underground coal mines that used the Company's proprietary mine roof anchor support systems. Coal remains the cornerstone of the U.S. energy supply. Approximately 1.1 billion tons of coal are mined from 1,400 mines in the United States each year, and about 92% of that volume is consumed by power companies. Although the demand for coal is influenced by the weather and the price of natural gas and oil, coal is still the least costly and most price-stable energy source available today. At the same time, mining technology has evolved over the years; with fewer underground mines in operation, there is now less call for mine roof support systems than there was in the past. To remain competitive as mining techniques have changed, the Company has been looking at new manufacturing methods and at alternative products. The Company has invested in the equipment and developed the technical knowledge necessary to begin the production of ductile iron. Ductile iron is superior to malleable iron, and is lower in cost to produce. We expect that the market for ductile iron will grow as this metal is substituted for malleable iron. Also, the Company is developing new mine roof anchor systems to more effectively compete with resin bolt systems.

        Total gross margin for 2001 decreased 15%, or $4.0 million, from 2000. The decrease resulted from the combination of lower sales and under-absorbed overhead. The gross margin percentage for 2001 was approximately 3 percentage points below the 2000 level--26.6% versus 29.5%.

        Total selling and administrative expenses were up 6%, or $779,000, from 2000. Most of the increase was due to the inclusion of Greenwald for the full 12 months of 2001. Other items that increased included goodwill amortization expenses (associated with the acquisitions made in 2000), payroll expenses and advertising expenses.

        Interest expense increased 27%, or $473,000, from 2000. This was due to the additional borrowings (principally for the Greenwald acquisition in 2000) that were on the books for the 12 months of 2001.

        Earnings before income taxes in 2001 decreased 43%, or $4.6 million, from 2000. Pretax earnings for the Industrial Hardware segment sank by 49%, or $3.2 million. This decrease was due to lower sales volume and under-utilized production facilities. The Security Products segment experienced a decrease of 21%, or $835,000, in pretax earnings. This decrease was partially offset by results from the Greenwald acquisition; with Greenwald excluded, the negative impact would have been greater. In the Metal Products segment, pretax earnings were down 16%, or $466,000, due to a reduction in contract casting business. Corporate expenses were down 41%, or $411,000, as the result of lower compensation expenses and the income received from the Prudential demutualization.

        The effective tax rate in 2001 was 36%, up from 34% in 2000. The higher rate for 2001 was due to higher foreign taxes associated with the repatriation of foreign earnings through a dividend distribution.


Fiscal 2000 Compared to Fiscal 1999

        Total net sales for 2000 increased 18% ($13.5 million) to $88.2 million from $74.7 million for 1999. New product introductions raised sales by 13%; price increases, by 1%; and volume increases, by 4%.

        The Industrial Hardware segment experienced a 22% increase in sales from 1999. Volume increased sales by 1%, while internally developed new products increased sales 11%. Products acquired during 2000 increased sales by another 10%. (Internally developed products were items for the electronics cabinetry and truck accessory markets. Acquired products consisted of door closure hardware for school buses and new toolbox locks for the truck accessory market.) Sales of heavy hardware to the tractor-trailer market decreased 30% from 1999 levels. Sales of industrial hardware (such as rotary locks, locking recessed handles, multi-point paddle handles and slam latches) to original equipment manufacturers and distributors more than offset the decline in the tractor-trailer market. Due to demand for the industrial hardware products in 1999 and expected growth in the school bus market, the Company expanded its Cleveland manufacturing facility by 40,000 square feet. At the Company's Mexican operation, sales grew 58% as demand increased for high-quality industrial and vehicular products.

        In June of 2000, the Company acquired Greenwald Industries and incorporated it into the Security Products segment (formerly the Custom Locks segment). Greenwald manufactures coin acceptors and other coin security products used primarily in the commercial laundry industry. Greenwald also produces cashless payment systems that use advanced Smart Card technology. In the Security Products segment, sales increased 38% from 1999. Volume increased sales by 37% and prices increased them by 1%. The volume increase was attributable to the addition of Greenwald sales for the last half of 2000.

        In other areas of the Security Products segment, sales of locks were down slightly from 1999. Lock sales to the computer industry were down 17% primarily because of delays in the introduction of new business computers and servers. Sales to the gaming machine market were also off from 1999 levels due to minimal new casino construction and few expansions of existing casinos. A 21% increase in sales from our Asian operations helped offset the declines in sales to the computer and gaming industries. Sales of PrestoLock(R) padlocks for soft-sided luggage increased 6% from 1999 levels. Sales of Sesamee(R) keyless padlocks increased 16%. Although sales of Sesamees were generally up across all markets served, the advance was greatest in the telecommunications market, where sales were fueled by increased construction of cell phone towers. Sesamee padlocks are used to secure gates and sheds around the towers.

        In the Metal Products segment, sales were down 6% from the previous year. Volume brought sales down 25%, while price increases raised sales 3% and new products increased them 16%. The sales of new products were the result of orders received from a foundry that had temporarily shut down due to a fire but subsequently reopened. Without the infusion of new business from this foundry, our contract casting business would have been down 27% from the previous year. The segment was affected by an overall decline in domestic production of malleable iron castings and a parallel increase in the importation of foreign castings. Castings imported from countries in Asia, Latin America and Europe with weak currency exchange rates created pricing pressure and eroded our contract casting business. This business was further weakened by declines in the market for residential gas fittings and residential and commercial electrical fittings, and by the phaseout of certain automotive products.

        Metal Products was also affected by a 13% drop in sales of mine roof support products. Although coal remains one of the country's largest energy resources, the sales decrease was due to a continued reduction in the prevalence of underground mining.

        Total gross margin for 2000 increased 17%, or $3.8 million, from 1999. The increase resulted from higher sales. The gross margin percentage for 2000 was comparable to 1999's--29.5% versus 29.8%--since the Company was able to integrate the Greenwald acquisition with little disruption of current operations and without incurring any additional charges which would have affected margins.

        Total selling and administrative expenses were up 15%, or $1.9 million, from 1999. Most of the increase was due to the inclusion of Greenwald. Other items that increased included goodwill amortization expenses (associated with the acquisitions made in 2000), payroll expenses and advertising expenses.

        Interest expense jumped 177%, or $1.1 million, from 1999. This was due to additional borrowings, principally for the acquisition of Greenwald in 2000.

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

        The effective tax rate in 2000 was 34%, the same as in 1999.

Liquidity and Sources of Capital

                                                       2001      2000      1999
                                                       ----      ----      ----

      Current ratio                                     3.8       3.2       4.4
      Average days' sales in accounts receivable         52        55        48
      Inventory turnover                                3.3       3.6       3.7
      Ratio of working capital to sales                33.4%     29.8%     33.1%
      Total debt to market capitalization              65.8%     66.5%     15.5%
      Total debt to equity                             70.9%     81.6%     26.5%

        In 2000, the Company entered into an unsecured loan agreement (the Loan Agreement) with a financial institution. The proceeds under the Loan Agreement were used to finance the Greenwald acquisition and to increase our line of credit for future working capital needs. Under the term portion of the Loan Agreement, the Company borrowed $25.0 million, which is payable in quarterly principal payments of $625,000 during the first year. The quarterly principal payments increase annually up to $1.0 million. A final principal payment of $9.0 million is due at maturity, on July 1, 2005. The Loan Agreement requires the Company to maintain an interest rate swap contract with the lender for $15.0 million. This sum is to be reduced each quarter in accordance with the principal repayment schedule for the term portion of the Loan Agreement. The interest rate on the swap contract is fixed at 9.095%. Under the revolving credit portion of the Loan Agreement, the Company may borrow up to $20.0 million until July 2, 2003. A quarterly commitment fee of 0.25% is to be paid on the unused portion. As of December 29, 2001, $5.0 million was outstanding under the revolving credit portion of the Loan Agreement; the Company does not expect to make any repayments before July 3, 2003.

        The interest rates on the term and the revolving credit portions of the Loan Agreement may vary. For the term portion, the interest rate is based on LIBOR plus additional interest of 1.5% to 2.0%. For the revolving credit portion, the rate is based on LIBOR plus 1.25% to 1.75%. The additional interest percentages are based on operating results calculated on a rolling-four-quarter basis.

        In 1999, the Company borrowed $2.0 million to finance specific building improvements and equipment acquisitions. The borrowing was structured in the form of a lease classified as a capital lease obligation. The lease obligation is collateralized by a security interest in the aforementioned equipment and a $900,000 letter of credit.

        The ratio of working capital to sales was 33.4% in 2001, 29.8% in 2000 and 33.1% in 1999. The higher ratio in 2001 was due to planned increases in inventory levels and an investment in common stock received as compensation from Prudential Financial in connection with Prudential's demutualization in the fourth quarter of 2001. The higher ratio in 1999 was due to a higher cash balance to finance the purchase of two small product lines (school bus door closure hardware and toolbox locks) in 2000. These acquisitions were not material to the Company's financial position or operating results.

        Accounts receivable decreased 20%, or $2.7 million, from the 2000 level. This decrease was the direct result of lower sales volume. The average days' sales in accounts receivable equaled 52 in 2001 compared with 55 days in 2000 and 48 days in 1999. The increase in collection days from 1999 to 2000 was due to a higher number of foreign trade accounts, which often pay more slowly than do domestic trade accounts. The Company continues to monitor and press for current collections of accounts receivable.

        Inventories increased in 2001 by 9%, or $1.5 million, from 2000. The increase was due to the stocking of additional inventory for CCL's move from New Britain, CT, to Wheeling, IL, and for a planned three-week shutdown at Frazer & Jones in January 2002 for machine maintenance and test pouring of ductile iron. Inventory turnover remained substantially unchanged at 3.3 times in 2001 versus
3.6 times in 2000 and 3.7 times in 1999. Inventories are slightly higher than required, and the Company continues working to reduce levels in order to free up working capital.

        Capital expenditures in 2001, 2000 and 1999 were $1.9 million, $5.1 million and $3.7 million, respectively. The Company continuously upgrades and replaces existing equipment to expand capacity, improve efficiency and satisfy safety and environmental requirements. The Company expects that capital expenditures for 2002 will be lower than projected depreciation expense of $3.0 million.

        The present financial strength of the Company's balance sheet--demonstrated by a current ratio of 3.8 to 1, positive cash flow from operating activities and availability of a $15.0 million credit line --will enable the Company to meet its current obligations and continue to grow in 2002.


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

        The Company uses the last-in, first-out (LIFO) method of accounting for its domestic inventories and the first-in, first-out (FIFO) method for all other inventories. Under the LIFO method, the cost of products sold reported in the financial statements approximates current cost and thus provides a closer matching of revenue and expenses in periods of increasing costs.



ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's foreign manufacturing facilities account for approximately 12% of total sales and 11% of total assets. Its U.S. operations buy from and sell to these foreign affiliates, and also make limited sales (less than 10% of total sales) to non-affiliated foreign customers. This trade activity could be affected by fluctuations in foreign currency exchange or by weak economic conditions. The Company's currency exposure is concentrated in the Canadian dollar, Mexican peso, New Taiwan dollar and Hong Kong dollar. Because of the Company's limited exposure to foreign markets, any currency exchange gains or losses are not material.

        The Company is exposed to interest rate risk with respect to its unsecured $45 million Loan Agreement, which provides for interest based on LIBOR plus a spread of up to 2%. The spread is determined by a comparison of the Company's operating performance with agreed-upon financial targets. Since the Company's performance depends to a large extent on the overall economy, the interest rate paid by the Company under its Loan Agreement is closely linked to the trend in the U.S. economy. The current interest rate spread is 1.75% on the term loan portion and 1.50% on the revolving credit line portion of the Loan Agreement. Changes in LIBOR rates will also affect the Company's interest expense. To hedge against future LIBOR rate increases, the Company has a swap contract on part of the term loan portion of the Loan Agreement. The interest rate on the contract is 9.095%. The notional amount of the swap contract is reduced on a quarterly basis in accordance with the principal repayment schedule for the term portion of the Loan Agreement. The notional amount of the swap contract was $12.5 million as of December 29, 2001.

        The remainder of the term debt is subject to the volatility of short-term interest rates, where a 1% change in interest rates would cause a $142,600 increase or decrease in the Company's annual interest cost. While the Company could enter into an additional swap agreement to fix the rate, it does not expect to do so.

 Item 8.  Financial Statements and Supplementary Data

 The Eastern Company

  Consolidated Balance Sheets

                                                                             December 29          December 30
                                                                                2001                 2000
                                                                                ----                 ----
ASSETS
Current Assets
    Cash and cash equivalents                                              $  4,955,020         $  4,541,706
    Investment in common stock                                                  850,017                    -
    Accounts receivable, less allowances of $344,000 in 2001 and
       $362,000 in 2000                                                      10,814,017           13,506,033

    Inventories:
       Raw materials and component parts                                      8,228,364            8,707,240
       Work in process                                                        4,390,818            4,375,425
       Finished goods                                                         5,971,665            4,019,970

                                                                             18,590,847           17,102,635

    Prepaid expenses and other                                                1,690,917            1,974,044
    Deferred income taxes                                                       640,200              944,300
                                                                           ------------         ------------
Total Current Assets                                                         37,541,018           38,068,718

Property, Plant and Equipment
    Land                                                                        700,960              701,173
    Buildings                                                                11,447,209           11,501,635
    Machinery and equipment                                                  28,175,455           28,095,050
    Accumulated depreciation                                                (14,337,979)         (12,970,152)
                                                                           ------------         ------------
                                                                             25,985,645           27,327,706

Other Assets
    Goodwill, less accumulated amortization of $1,256,477 in 2001 and
       $476,658 in 2000                                                      10,603,638           11,435,086
    Patents, technology, licenses and trademarks, less accumulated amortization of $1,988,233 in 2001 and $1,983,163 in 2000
                                                                              2,444,643            2,731,687
    Prepaid pension cost                                                      5,321,110            5,293,873
                                                                           ------------         ------------
                                                                             18,369,391           19,460,646
                                                                           ------------         ------------
                                                                           $ 81,896,054         $ 84,857,070
                                                                           ============         ============


 Consolidated Balance Sheets

                                                                             December 29          December 30
                                                                                2001                 2000
                                                                                ----                 ----
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable                                                       $  3,471,951         $  4,624,749
    Accrued compensation                                                        982,464            2,275,582
    Other accrued expenses                                                    2,066,734            1,966,902
    Current portion of long-term debt                                         3,388,662            2,903,542
                                                                           ------------         ------------
Total Current Liabilities                                                     9,909,811           11,770,775

Deferred income taxes                                                         3,126,500            3,350,700
Long-term debt, less current portion                                         25,013,906           28,539,515
Accrued postretirement benefits                                               2,735,910            2,658,532
Interest rate swap obligation                                                 1,054,420                    -

Shareholders' Equity
    Voting Preferred Stock, no par value:
       Authorized and unissued: 1,000,000 shares                                      -                    -
    Nonvoting Preferred Stock, no par value:
       Authorized and unissued: 1,000,000 shares                                      -                    -
    Common Stock, no par value:
       Authorized: 25,000,000 shares
       Issued:3,629,185 shares in 2001 and 3,636,757 shares in
          2000; excluding shares held in treasury of 1,652,320
          in 2001 and 1,650,726 in 2000                                         839,155              878,024
    Retained earnings                                                        40,944,315           38,630,205
    Unearned compensation                                                             -             (164,063)
    Accumulated other comprehensive income (loss)
       Foreign currency translation                                          (1,156,515)            (806,618)
       Derivative financial instruments                                        (632,420)                   -
       Unrealized holding gain on investment in common stock                     60,972                    -
                                                                           ------------         ------------
                                                                             (1,727,963)            (806,618)
                                                                           ------------         ------------
Total Shareholders' Equity                                                   40,055,507           38,537,548
                                                                           ------------         ------------
                                                                           $ 81,896,054         $ 84,857,070
                                                                           ============         ============

 See accompanying notes.

 Consolidated Statements of Income

                                                                      Year ended

                                                    December 29          December 30        January 1
                                                        2001                2000               2000
                                                        ----                ----               ----

Net sales                                           $ 82,825,353        $ 88,192,294       $ 74,678,420
Other income                                             866,031             227,305            296,985
                                                    ------------        ------------       ------------
                                                      83,691,384          88,419,599         74,975,405

Costs and expenses
    Cost of products sold                             60,782,769          62,191,769         52,459,895
    Selling and administrative                        14,563,913          13,784,638         11,975,508
    Interest                                           2,259,347           1,786,325            645,991
                                                    ------------        ------------       ------------
                                                      77,606,029          77,762,732         65,081,394
                                                    ------------        ------------       ------------

Income before income taxes                             6,085,355          10,656,867          9,894,011

Income taxes                                           2,172,436           3,601,378          3,356,079
                                                    ------------        ------------       ------------
Net income                                          $  3,912,919        $  7,055,489       $  6,537,932
                                                    ============        ============       ============

Earnings per Share
    Basic                                             $  1.08             $  1.95            $  1.80
                                                    ============        ============       ============

    Diluted                                           $  1.07             $  1.93            $  1.75
                                                    ============        ============       ============

 See accompanying notes.

 Consolidated Statements of Comprehensive Income

                                                              Year ended

                                                    December 29          December 30        January 1
                                                        2001                2000               2000
                                                        ----                ----               ----

Net income                                          $  3,912,919        $  7,055,489       $  6,537,932

Other comprehensive income/(loss) -
    Currency translation                                (349,897)            (88,463)           112,112
    Cumulative effect of accounting change for
       derivative financial instruments, net of
       income taxes of $265,000                         (400,756)                  -                  -
    Change in fair value of derivative financial
       instruments, net of income taxes of
       $157,000
                                                        (231,664)                  -                  -
    Unrealized holding gain on investment in
       common stock, net of income taxes                  60,972                   -                  -
                                                    ------------        ------------       ------------
                                                        (921,345)            (88,463)           112,112
                                                    ------------        ------------       ------------
Comprehensive income                                $  2,991,574        $  6,967,026       $  6,650,044
                                                    ============        ============       ============


 See accompanying notes.

 Consolidated Statements of Shareholders' Equity




                                                       Common Stock        Retained           Unearned
                                                                           Earnings         Compensation
                                                       ------------      ------------       ------------

Balances at January 2, 1999                            $  1,465,360      $ 28,210,340       $   (359,531)
Net income                                                                  6,537,932
Cash dividends declared, $.43 per share                                    (1,573,045)
Purchase of 48,857 shares of Common Stock for              (783,260)
    treasury
Issuance of 69,825 shares of Common Stock upon the          538,705
    exercise of stock options
Issuance of 5,561 shares of Common Stock for                 81,467
    director fees
11,250 shares of Common Stock cancelled under              (148,125)                             148,125
    restricted stock award program
                                                       ------------      ------------       ------------
Balances at January 1, 2000                               1,154,147        33,175,227           (211,406)
Net income                                                                  7,055,489
Cash dividends declared, $.44 per share                                    (1,600,511)
Purchase of 29,154 shares of Common Stock for
    treasury                                               (416,438)
Issuance of 11,875 shares of Common Stock upon the
    exercise of stock options                               104,671
Issuance of 6,094 shares of Common Stock for
    director fees                                            82,987
Change in fair value of restricted stock awards
                                                            (47,343)                              47,343
                                                       ------------      ------------       ------------
Balances at December 30, 2000                               878,024        38,630,205           (164,063)
Net income                                                                  3,912,919
Cash dividends declared, $.44 per share                                    (1,598,809)
Purchase of 1,594 shares of Common Stock for
    treasury                                                (23,432)
Issuance of 3,750 shares of Common Stock upon the
    exercise of stock options                                23,437
Issuance of 9,022 shares of Common Stock for
    director fees                                           125,189
18,750 shares of Common Stock cancelled under
    restricted stock award program                         (164,063)                             164,063
                                                       ------------      ------------       ------------
Balances at December 29, 2001                          $    839,155      $ 40,944,315       $         -
                                                       ============      ============       ============


 See accompanying notes.

 Consolidated Statements of Cash Flows

                                                                                        Year ended

                                                                     December 29           December 30            January 1
                                                                         2001                  2000                 2000
                                                                         ----                  ----                 ----
Operating Activities
Net income                                                         $  3,912,919          $  7,055,489          $  6,537,932
Adjustments to reconcile net income to net cash provided by
    operating activities:
       Depreciation and amortization                                  4,460,704             3,639,384             2,722,885
       Common stock received                                           (748,345)                    -                     -
       Loss on sales of equipment and other assets                          258                 6,054                 1,129
       Provision for doubtful accounts                                   (4,002)              (92,581)               87,808
       Deferred income taxes                                            461,200               659,300               383,200
       Issuance of Common Stock for directors' fees                     125,189                82,987                81,467
       Changes in operating assets and liabilities:
          Accounts receivable                                         2,673,430              (910,198)             (782,864)
          Inventories                                                (1,485,460)               69,855            (1,153,634)
          Prepaid expenses and other                                    212,848              (523,288)              (47,657)
          Prepaid pension cost                                          (27,237)             (313,184)             (413,407)
          Other assets                                                 (211,999)             (243,561)             (200,028)
          Accounts payable                                           (1,097,265)              526,086               415,737
          Accrued compensation                                       (1,281,060)              381,824              (162,928)
          Other accrued expenses                                        (30,143)               71,519            (1,064,785)
                                                                   -------------         ------------          ------------
Net cash provided by operating activities                             6,961,037            10,409,686             6,404,855

Investing Activities
Purchases of property, plant and equipment                           (1,894,723)           (5,065,275)           (3,690,157)
Business acquisitions, net of cash acquired                                   -           (27,547,304)                    -
Proceeds from sales of equipment and other assets                             -                98,872                 7,538
                                                                   -------------         ------------          ------------
Net cash used by investing activities                                (1,894,723)          (32,513,707)           (3,682,619)

Financing Activities
Proceeds from issuance of long-term debt                                      -            30,009,694             2,471,870
Principal payments on long-term debt                                 (3,028,830)           (7,396,103)           (2,265,721)
Proceeds from sales of Common Stock                                      23,437               104,671               538,705
Purchases of Common Stock for treasury                                  (23,432)             (416,438)             (783,260)
Dividends paid                                                       (1,598,809)           (1,600,511)           (1,573,045)
                                                                   -------------         ------------          ------------
Net cash provided (used) by financing activities                     (4,627,634)           20,701,313            (1,611,451)
                                                                   -------------         ------------          ------------

Effect of exchange rate changes on cash                            $    (25,366)         $      4,224          $     39,504
                                                                   -------------         ------------          ------------
Net change in cash and cash equivalents                                 413,314            (1,398,484)            1,150,289

Cash and cash equivalents at beginning of year                        4,541,706             5,940,190             4,789,901
                                                                   -------------         ------------          ------------
Cash and cash equivalents at end of year                           $  4,955,020          $  4,541,706          $  5,940,190
                                                                   =============         ============          ============

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

 The Eastern Company

 2. ACCOUNTING POLICIES (continued)

 Foreign Currency Translation

 For foreign operations, balance sheet accounts are translated at the current year-end exchange rate; income statement accounts are translated at the average exchange rate for the year. Resulting translation adjustments are made directly to a separate component of shareholders' equity--"Accumulated other comprehensive loss - foreign currency translation". Foreign currency exchange gains and losses are not material in any year.

 Cash Equivalents

 Highly liquid investments purchased with a maturity of three months or less are considered cash equivalents.

 Investment in Common Stock

 The investment in common stock consists solely of shares of common stock of a single issuer. Such shares were received as compensation in connection with the "demutualization" of the issuer. This investment is classified as "available-for-sale" and, as such, is measured and reported at fair value in the consolidated balance sheet. The cost of this investment is $748,345 based on the fair value of the shares at the time of receipt and is reported in "Other income, net". The subsequent related unrealized holding gain of $101,672, less deferred income taxes of $40,700 to December 29, 2001 and any future holding gains or losses, net of deferred income taxes are reported as a separate component of stockholder's equity. To date, no shares received have been sold and no dividends have been received.

 Inventories

 Inventories are valued at the lower of cost or market, generally determined by the last-in, first-out (LIFO) method. Current cost exceeded the LIFO carrying value by approximately $3,080,000 at December 29, 2001 and $2,971,000 at December 30, 2000.

 Property, Plant and Equipment and Related Depreciation

 Property, plant and equipment (including equipment under a capital lease) are stated on the basis of cost. Depreciation ($3,173,277 in 2001, $2,730,392 in 2000 and $2,387,077 in 1999) is computed generally using the straight-line method based on the estimated useful lives of the assets.

 Intangibles and Impairment of Long-Lived Assets

 Patents are amortized using the straight-line method over the lives of the patents. Technology and licenses are generally amortized on a straight-line basis over periods ranging from five to 17 years. Goodwill is being amortized over periods ranging from five to 15 years.

 In the event that facts and circumstances indicate that the carrying value of long-lived assets, including goodwill and other intangible assets, may be impaired, an evaluation is performed to determine if a write-down is required. No events or changes in circumstances have occurred that indicate that the carrying amount of such long-lived assets held and used may not be recovered.

 The Eastern Company

 2. ACCOUNTING POLICIES (continued)

 Effective December 30, 2001, the Company will adopt Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets. Under the new standards, goodwill will no longer be amortized but will be subject to annual impairment tests; other intangible assets will continue to be amortized over their useful lives. If the provisions of Statement No. 142 were applied effective December 31, 2000, the net income for the Company would have been $4,388,000 or $1.21 per share for 2001.

 Product Development Costs

 Product development costs, charged to expense as incurred, were $1,005,555 in 2001, $176,498 in 2000 and $71,867 in 1999.

 Advertising Costs

 The Company expenses advertising costs as incurred. Advertising costs were $678,479 in 2001, $630,889 in 2000 and $491,008 in 1999.

 Earnings Per Share

 The denominators used in the earnings per share computations follow:


 Basic:                                                 2001                2000                1999
                                                        ----                ----                ----

 Weighted average shares outstanding                 3,623,291           3,640,199           3,644,751
 Contingent shares outstanding                               -             (18,750)            (18,750)
                                                     ---------           ---------           ---------
 Denominator for basic earnings per share            3,623,291           3,621,449           3,626,001
                                                     =========           =========           =========

 Diluted:
 Weighted average shares outstanding                 3,623,291           3,640,199           3,644,751
 Contingent shares outstanding                               -             (18,750)            (18,750)
 Dilutive stock options                                 43,888              39,474             112,898
                                                     ---------           ---------           ---------
 Denominator for diluted earnings per share          3,667,179           3,660,923           3,738,899
                                                     =========           =========           =========


 Derivatives

 Effective December 31, 2000, the Company adopted Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. In connection therewith, the Company recognizes all derivatives in its consolidated balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value are either offset against the change in fair value of assets, liabilities, or firm commitments through operations or recognized in other comprehensive income until the hedged item is recognized in operations. The adoption of Statement No. 133 resulted in a charge for the cumulative effect of an accounting change of $400,756 and a current year charge of $231,664 recorded as other comprehensive loss in the consolidated statements of comprehensive income.

 The Eastern Company

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


 4. CONTINGENCIES

 In 1999, all litigation relating to environmental matters was settled without any material impact on financial condition, operating results or cash flows. The aggregate provision for losses related to these and other contingencies arising in the ordinary course of business was not material to operating results for any year presented. There is a nominal aggregate liability for all contingencies as of December 29, 2001 and December 30, 2000.

 The Eastern Company

 5. DEBT

 In 2000, the Company entered into an unsecured loan agreement (the Loan Agreement) with a financial institution. Under the term portion of the Loan Agreement the Company borrowed $25,000,000 which is payable in quarterly principal payments of $625,000. The quarterly principal payments increase annually up to $1,000,000 with a final principal payment due at maturity on July 1, 2005 of $9,000,000. The Company maintains an interest rate swap contract as required, with the lender, for $15,000,000 reduced on a quarterly basis in accordance with the principal repayment schedule of the term portion of the Loan Agreement. The interest rate on the swap contract is fixed at 9.095%. The Company may borrow up to $20,000,000 to July 2, 2003 under the revolving credit portion of the Loan Agreement with a quarterly commitment fee of 1/4% on the unused portion. As of December 29, 2001, $5,009,694 was outstanding under the revolving credit portion of the Loan Agreement; the Company does not anticipate any repayments thereof prior to July 3, 2003.

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

 Debt consists of:

                                                                    2001               2000
                                                                    ----               ----

    Term loan                                                   $ 21,750,000       $ 24,375,000
    Revolving credit loan                                          5,009,694          5,009,694
    Capital lease obligation with interest at 4.99% and
        payable in monthly installments of $21,203 through
        April 2009                                                 1,559,908          1,731,827
    Other                                                             82,966            326,536
                                                                ------------       ------------
                                                                  28,402,568         31,443,057

    Less current portion                                           3,388,662          2,903,542
                                                                ------------       ------------
                                                                $ 25,013,906       $ 28,539,515
                                                                ============       ============


 The Company paid interest of $2,752,643 in 2001, $1,308,108 in 2000 and $642,330 in 1999.

 The Eastern Company

 5. DEBT (continued)

 Collectively, under the covenants of the Loan Agreement and capital lease obligation, the Company is required to maintain specified financial ratios and amounts. In addition, the Company is restricted to, among other things, capital leases, purchases or redemptions of its capital stock, mergers and divestitures, and new borrowing.

 The Company obtained a waiver for the required maximum leverage ratio under the Loan Agreement for 2001. In addition, the required amount was modified for 2002 to one with which the Company expects to comply.

 As of December 29, 2001 scheduled annual principal maturities of long-term debt, including capital lease obligations, for each of the next five years follow: 2002 - $3,388,662; 2003 - $9,824,616; 2004 - $4,199,618; 2005 -
 $10,209,811; and 2006 - $220,523.


 6. STOCK RIGHTS

 The Company has a stock rights plan. At December 29, 2001 there were 3,623,291 stock rights outstanding under the plan. Each right may be exercised to purchase one share of the Company's Common Stock at an exercise price of $80, subject to adjustment to prevent dilution.

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


 7. STOCK OPTIONS AND AWARDS

 The Company has five incentive stock option plans for officers, other key employees, and nonemployee directors: 1983, 1989, 1995, 1997 and 2000. The 2000 Plan was approved by the Company's shareholders in 2001. Options granted under the 1983 and 1989 plans and incentive stock options granted under the 1995 and 2000 plans must have exercise prices that are not less than 100% of the fair market value of the stock on the dates the options are granted. Restricted stock awards may also be granted to participants under the 1995 and 2000 plans with restrictions determined by the Incentive Compensation Committee of the Company's Board of Directors. Under the 1995, 1997 and 2000 plans, nonqualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Company's Board of Directors. All options granted in 1999, 2000, and 2001 were granted at prices equal to the fair market value of the stock on the dates granted.

 The Eastern Company

 7. STOCK OPTIONS AND AWARDS (continued)

 At December 29, 2001, no shares of the Company's unissued Common Stock were reserved for options under its 1983 Incentive Stock Option Plan. Changes in stock options under this plan follow:


                                                2001                          2000                         1999
                                             ------------                  ------------                 ------------

                                                       Weighted                     Weighted                     Weighted
                                                       Average                       Average                      Average
                                                       Exercise                     Exercise                     Exercise
                                         Options        Price         Options         Price         Options        Price
                                         --------      --------       --------      --------        --------     --------


Outstanding, beginning of year              3,750        $6.25           3,750        $6.25           18,750        $6.25
Exercised                                  (3,750)       $6.25               -         -             (15,000)       $6.25
                                         --------                     --------                      --------

Outstanding, end of year                        -         -              3,750        $6.25            3,750        $6.25
                                         ========                     ========                      ========

Exercisable, end of year:
    At $6.25                                    -                        3,750                         3,750


 At December 29, 2001, 59,642 of the Company's unissued Common Stock were reserved for options under its 1989 Incentive Stock Option Plan. Changes in stock options under this plan follow:

                                                 2001                          2000                         1999
                                             ------------                  ------------                 ------------
                                                       Weighted                     Weighted                     Weighted
                                                       Average                       Average                      Average
                                                       Exercise                     Exercise                     Exercise
                                         Options        Price         Options         Price         Options        Price
                                         --------      --------       --------      --------        --------     --------

Outstanding, beginning of year             59,642       $11.16          70,517       $10.62          125,342        $8.63
Exercised                                      -            -          (10,875)       $7.64          (54,825)       $6.08
                                         --------                     --------                      --------

Outstanding, end of year                   59,642       $11.16          59,642       $11.16           70,517       $10.62
                                         ========                     ========                      ========

Exercisable, end of year:
    At $6.25                                    -                            -                         3,000
    At $8.17                                    -                            -                         7,875
    At $9.92                               30,000                       30,000                        30,000
    At $11.92                              22,500                       22,500                        22,500
    At $14.00                               7,142                        7,142                         7,142


 The Eastern Company

 7. STOCK OPTIONS AND AWARDS (continued)

 At December 29, 2001, 326,249 shares of the Company's unissued Common Stock were reserved for options and awards under its 1995 Incentive Stock Option Plan. Changes in stock options and restricted stock awards under this plan follow:

                                                                           Stock Options
                                                 2001                         2000                         1999
                                                 ----                         ----                         ----

                                                       Weighted                    Weighted                   Weighted
                                                       Average                      Average                      Average
                                                       Exercise                    Exercise                     Exercise
                                         Options        Price         Options        Price        Options         Price
                                         --------      --------       --------      --------        --------     --------

Outstanding, beginning of year            326,249       $14.55         207,858       $14.62         75,358       $12.96
Granted                                         -         -            118,391       $14.25        132,500       $15.56
                                         --------                     --------                    --------
Outstanding, end of year                  326,249       $14.53         326,249       $14.55        207,858       $14.62
                                         ========                     ========                    ========

Exercisable, end of year:
    At $11.92                              37,500                       37,500                      37,500
    At $14.00                              37,858                       37,858                      37,858
    At $14.25                              61,135                       25,274                           -
    At $15.25                             120,000                      120,000                     120,000
    At $18.50                              12,500                       10,800                      10,800




                                                                           Stock Awards
                                                 2001                         2000                         1999
                                                 ----                         ----                         ----

                                                       Weighted                    Weighted                   Weighted
                                                       Average                      Average                      Average
                                                       Exercise                    Exercise                     Exercise
                                         Options        Price         Options        Price        Options         Price
                                         --------      --------       --------      --------        --------     --------

Outstanding, beginning of year             18,750       $11.28          18,750       $11.28         30,000       $11.99
Cancelled                                 (18,750)      $11.28               -         -           (11,250)      $13.17
                                         --------                     --------                    --------
Outstanding, end of year                        -         -             18,750       $11.28         18,750       $11.28
                                         ========                     ========                    ========


 The Eastern Company

 7. STOCK OPTIONS AND AWARDS (continued)

 At December 29, 2001, 249,000 shares of the Company's unissued Common Stock were reserved for options under its 1997 plan. Changes in stock options under this plan follow:

                                                 2001                         2000                         1999
                                                 ----                         ----                         ----

                                                       Weighted                    Weighted                   Weighted
                                                       Average                      Average                      Average
                                                       Exercise                    Exercise                     Exercise
                                         Options        Price         Options        Price        Options         Price
                                         --------      --------       --------      --------        --------     --------

Outstanding, beginning of year            249,000       $12.49         250,000       $12.48        187,500       $11.55
Granted                                         -         -                  -         -            62,500       $15.25
Exercised                                       -         -             (1,000)       $9.92              -          -
                                         --------                     --------                    --------
Outstanding, end of year                  249,000       $12.49         249,000       $12.49        250,000       $12.48
                                         ========                     ========                    ========

Exercisable, end of year:
    At $9.92                              111,500                      111,500                     112,500
    At $14.00                              75,000                       75,000                      75,000
    At $15.25                              62,500                       62,500                      62,500


 At December 29, 2001, 44,109 shares of the Company's unissued Common Stock were reserved for options under its 2000 plan. Changes in stock options under this plan follow:

                                                 2001
                                                 ----

                                                       Weighted
                                                       Average
                                                       Exercise
                                         Options        Price
                                         --------      --------

Granted                                    44,109       $14.40
                                         --------
Outstanding, end of year                   44,109       $14.40
                                         ========

Exercisable, end of year:
    At $14.40                              24,109



 Compensation expense for stock options is recognized under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. As such, no expense is recognized if, at the date of grant, the exercise price of the option is at least equal to the fair market value of the Company's Common Stock. Compensation expense for restricted stock awards granted is recognized when earned based on the achievement of targeted annual operating results through December 30, 2000.

 The Eastern Company

 7. STOCK OPTIONS AND AWARDS (continued)

 If stock options were accounted for using the fair value method under FASB Statement No. 123, Accounting for Stock Based Compensation, net income, basic earnings per share and diluted earnings per share would have been $3,713,279, $1.03, and $1.01, respectively in 2001, $6,753,124, $1.86, and $1.84, respectively in 2000 and $5,857,372, $1.62, and $1.60, respectively in 1999. In connection therewith, fair value was estimated using the "Black Scholes" method referred to in FASB Statement No. 123 with the following weighted-average assumptions:

                                               2001         2000         1999
                                               ----         ----         ----


          Risk free interest rate             4.84%         5.70%        6.50%
          Expected volatility                 0.302         0.310        0.322
          Expected option life               5 years       5 years      5 years
          Weighted-average dividend yield      3.1%          3.1%        2.6%


 8. INCOME TAXES

 Deferred income taxes are provided on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and those for income tax reporting purposes. Deferred income tax liabilities (assets) relate to:

                                                               2001               2000               1999
                                                               ----               ----               ----


    Property, plant and equipment                          $  2,801,500       $  2,430,800       $  2,239,000
    Pension accruals                                          2,027,400          2,027,500          1,942,400
    Investment in common stock                                  325,800                  -                  -
    Other                                                       196,500            171,100            125,600
                                                           ------------       ------------       ------------
        Total deferred income tax liabilities                 5,351,200          4,629,400          4,307,000

    Other postretirement benefits                            (1,042,400)        (1,018,200)        (1,087,900)
    Inventories                                                (598,800)          (555,600)          (516,300)
    Allowance for doubtful accounts                            (119,200)          (119,700)          (189,900)
    Accrued compensation                                       (257,900)          (231,300)          (340,900)
    Interest rate swap obligation                              (422,000)                 -                  -
    Accrual for contingencies                                         -                  -            (39,000)
    Other                                                      (424,600)          (298,200)          (385,900)
                                                           ------------       ------------       ------------
    Total deferred income tax assets                         (2,864,900)        (2,223,000)        (2,559,900)
                                                           ------------       ------------       ------------
        Net deferred income tax liabilities                $  2,486,300       $  2,406,400       $  1,747,100
                                                           ============       ============       ============


 The Eastern Company

 8. INCOME TAXES (continued)

 Income before income taxes consists of:


                                  2001              2000               1999
                                  ----              ----               ----

    Domestic                  $ 4,819,818       $ 8,732,558         $ 8,646,360
    Foreign                     1,265,537         1,924,309           1,247,651
                              -----------       -----------         -----------
                              $ 6,085,355       $10,656,867         $ 9,894,011
                              ===========       ===========         ===========


Income taxes follow:


                                  2001              2000               1999
                                  ----              ----               ----

    Current:
        Federal               $ 1,122,932       $ 2,240,200         $ 2,392,200
        Foreign                   435,304           303,978             220,879
        State                     153,000           397,900             359,800
    Deferred                      461,200           659,300             383,200
                              -----------       -----------         -----------
                              $ 2,172,436       $ 3,601,378         $ 3,356,079
                              ===========       ===========         ===========


  A reconciliation of income taxes computed using the U.S. federal statutory rate to those reflected in operations follows:


                                          2001                              2000                            1999
                                          ----                              ----                            ----

                                  Amount           Percent           Amount          Percent         Amount          Percent
                                  ------           -------           ------          -------         ------          -------

Income taxes using U.S.
    federal statutory rate
                               $ 2,069,000           34%          $ 3,623,300          34%        $ 3,364,000          34%
State income taxes, net
    of federal benefit             127,000            2               293,400           3             271,400           3
Impact of foreign
    subsidiaries on
    effective tax rate            (147,500)          (2)             (350,300)         (3)           (203,300)         (2)
Other--net                         123,936            2                34,978           -             (76,021)         (1)
                               -----------           --           -----------          --         -----------          --
                               $ 2,172,436           36%          $ 3,601,378          34%        $ 3,356,079          34%
                               ===========           ==           ===========          ==         ===========          ==


 Total income taxes paid were $1,035,531 in 2001, $2,520,234 in 2000 and $3,560,889 in 1999.

 United States income taxes have not been provided on the undistributed earnings of foreign subsidiaries ($5,469,894 at December 29, 2001) because such earnings are intended to be reinvested abroad indefinitely or repatriated only when substantially free of such taxes.

 The Eastern Company

 9. LEASES

 The Company leases certain equipment and buildings under operating lease arrangements. Certain leases contain renewal options for periods ranging from one to ten years.

 Future minimum payments under operating leases with initial or remaining terms in excess of one year during each of the next five years follow:

                 2002         $    253,597
                 2003              257,115
                 2004              259,875
                 2005              265,899
                 2006              176,808
                              ------------
                              $  1,213,294
                              ============

 Rent expense for all operating leases was $303,784 in 2001, $406,631 in 2000 and $301,330 in 1999.


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

 The Eastern Company

 10. RETIREMENT BENEFIT PLANS (continued)

 Significant disclosures relating to these benefit plans follow:

                                                             Pension Benefits                     Postretirement Benefits
                                                             ----------------                     -----------------------
                                                         2001                 2000                 2001                2000
                                                         ----                 ----                 ----                ----

         Change in Benefit Obligation
   Benefit obligation at beginning of year          $ (31,608,192)        $ (30,882,054)      $  (2,481,466)     $  (2,762,631)
   Change due to availability of final actual
     assets and census data                                 6,541              (168,031)            110,131            335,524
   Plan amendment (a)                                           -              (288,272)                  -                  -
   Service cost                                        (1,040,857)             (745,299)            (71,617)           (70,474)
   Interest cost                                       (2,131,340)           (2,111,917)           (158,638)          (163,608)
   Actuarial gain                                         436,776               647,714                   -                  -
   Benefits paid                                        2,082,184             1,939,667             210,155            179,723

Benefit obligation at end of year                   $ (32,254,888)        $ (31,608,192)      $  (2,391,435)     $  (2,481,466)
                                                    =============         =============       =============      =============


         Change in Plan Assets
Fair value of plan assets at beginning of year
                                                    $  36,036,545         $  35,711,003       $     934,873      $     863,442
   Change due to availability of final actual
     assets and census data                               (31,058)              (25,672)           (225,780)           (11,975)
   Actual return on plan assets                        (1,095,651)            2,198,637              55,285             76,924
   Employer contributions                                       -                92,244                   -              6,482
   Benefits paid                                       (2,082,184)           (1,939,667)           (189,629)                 -
                                                    -------------         -------------       -------------      -------------
Fair value of plan assets at end of year            $  32,827,652         $  36,036,545       $     574,749      $     934,873
                                                    =============         =============       =============      =============


Funded status- over (under)                         $     572,764         $   4,428,353       $  (1,816,686)     $  (1,546,593)
Unrecognized prior service cost                         1,006,234             1,177,138            (122,322)          (143,411)
Unrecognized net actuarial loss (gain)                  4,607,993               810,272            (796,902)          (968,528)
Unrecognized net asset at transition                     (865,881)           (1,121,890)                  -                  -
                                                    -------------         -------------       -------------      -------------
Prepaid (accrued) benefit costs                     $   5,321,110         $   5,293,873       $  (2,735,910)     $  (2,658,532)
                                                    =============         =============       =============      =============


  (a) A plan was amended to increase benefits for specified retired participants.


 The Eastern Company

 10. RETIREMENT BENEFIT PLANS (continued)

 All of the plans' assets at December 29, 2001 and December 30, 2000 are invested in listed stocks and bonds and pooled investment funds, including 430,874 shares of the Common Stock of the Company having a market value of $5,127,401 and $5,655,221 at those dates, respectively. Dividends received during 2001 and 2000 on the Common Stock of the Company were $189,585 for each year.

                                                                        Pension Benefits
                                                         2001                 2000                 1999
                                                         ----                 ----                 ----

                  Assumptions
Discount rate                                            7.0%                 7.0%                 7.0%
Expected return on plan assets                           9.0%                 9.0%                 9.0%
Rate of compensation increase                            4.25%                4.25%                4.25%

        Components of Net Benefit Income
Service cost                                         $ 1,040,857          $   745,299          $   785,095
Interest cost                                          2,131,339            2,111,917            1,993,294
Actual return on plan assets                          (1,858,990)          (2,678,131)          (3,387,907)
Net amortization and deferral                         (1,314,916)            (474,594)             306,030
Defined contribution plans expense                       149,586              120,038              129,771
                                                     -----------          -----------          -----------
Net benefit expense (income)                         $   147,876          $  (175,471)         $  (173,717)
                                                     ===========          ===========          ===========



                                                                     Postretirement Benefits
                                                         2001                 2000                 1999
                                                         ----                 ----                 ----
                  Assumptions
Discount rate                                             7%                   7%                   7%
Expected return on plan assets                            9%                   9%                   9%

         Components of Net Benefit Cost
Service cost                                         $    71,617          $    70,474          $    70,970
Interest cost                                            158,638              163,608              182,370
Actual return on plan assets                             (55,285)             (76,924)             (71,467)
Net amortization and deferral                            (77,066)            (101,735)             (78,026)
                                                     -----------          -----------          -----------
Net benefit cost                                     $    97,904          $    55,423          $   103,847
                                                     ===========          ===========          ===========


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

 The Eastern Company

 10. RETIREMENT BENEFIT PLANS (continued)

 A one-percentage-point change in assumed health care cost trend rates would have the following effects on the postretirement benefit plan:

                                                                   1-Percentage Point
                                                             Increase             Decrease
                                                             --------             --------

Effect on total of service and interest cost components     $  31,142           $  (14,872)

Effect on postretirement benefit obligation                 $ 274,306           $ (143,727)


 11. FINANCIAL INSTRUMENTS

 The carrying values of financial instruments (cash and cash equivalents, accounts receivable, accounts payable, an interest rate swap obligation, and debt) as of December 29, 2001 and December 30, 2000 approximate fair value. Fair value was based on expected cash flows and current market conditions.


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


                                        2001            2000           1999
                                        ----            ----           ----
Revenue:
   Sales to unaffiliated customers:
     Industrial Hardware             $ 28,213,054    $ 34,434,876   $ 28,272,937
     Security Products                 35,556,863      31,643,219     22,892,284
     Metal Products                    19,055,436      22,114,199     23,513,199
                                     ------------    ------------   ------------
                                       82,825,353      88,192,294     74,678,420

   General corporate                      866,031         227,305        296,985
                                     ------------    ------------   ------------
                                     $ 83,691,384    $ 88,419,599   $ 74,975,405
                                     ============    ============   ============



The Eastern Company

 12. REPORTABLE SEGMENTS (continued)

                                            2001                2000                1999
                                            ----                ----                ----
Intersegment Revenue:
     Industrial Hardware                $    65,026         $    94,172         $    98,523
     Security Products                      737,619             726,730             378,931
                                        -----------         -----------         -----------
                                        $   802,645         $   820,902         $   477,454
                                        ===========         ===========         ===========

Income Before Income Taxes:
     Industrial Hardware                $ 3,378,933         $ 6,587,954         $ 5,122,149
     Security Products                    3,133,873           3,968,999           3,816,595
     Metal Products                       2,429,306           2,894,827           3,032,282
                                        -----------         -----------         -----------
         Operating Profit                 8,942,112          13,451,780          11,971,026
     General corporate expenses            (597,410)         (1,008,588)         (1,431,024)
     Interest expense                    (2,259,347)         (1,786,325)           (645,991)
                                        -----------         -----------         -----------
                                        $ 6,085,355         $10,656,867         $ 9,894,011
                                        ===========         ===========         ===========


 Geographic Information:
   Net Sales:
     United States                      $72,768,061         $76,298,084         $66,124,407
     Foreign                             10,057,292          11,894,210           8,554,013
                                        -----------         -----------         -----------
                                        $82,825,353         $88,192,294         $74,678,420
                                        ===========         ===========         ===========

Identifiable Assets:
     United States                      $72,607,182         $75,933,931         $48,512,143
     Foreign                              9,288,872           8,923,139           6,382,249
                                        -----------         -----------         -----------
                                        $81,896,054         $84,857,070         $54,894,392
                                        ===========         ===========         ===========

     Industrial Hardware                $22,630,057         $23,202,232         $14,415,840
     Security Products                   32,428,409          33,991,827           9,437,909
     Metal Products                      15,652,026          16,597,956          20,546,949
                                        -----------         -----------         -----------
                                         70,710,492          73,792,015          44,400,698
     General corporate                   11,185,562          11,065,055          10,493,694
                                        -----------         -----------         -----------
                                        $81,896,054         $84,857,070         $54,894,392
                                        ===========         ===========         ===========

Depreciation and Amortization
     Industrial Hardware                $ 1,176,490         $   866,778         $   550,275
     Security Products                    1,561,542             909,427             341,568
     Metal Products                       1,675,980           1,830,038           1,812,449
                                        -----------         -----------         -----------
                                          4,414,012           3,606,243           2,704,292
     General corporate                       46,692              33,141              18,593
                                        -----------         -----------         -----------
                                        $ 4,460,704         $ 3,639,384         $ 2,722,885
                                        ===========         ===========         ===========

 The Eastern Company

 12. REPORTABLE SEGMENTS (continued)

                                            2001                2000                1999
                                            ----                ----                ----
Capital Expenditures
     Industrial Hardware                $   451,099         $ 3,962,555         $ 1,374,651
     Security Products                      527,034             545,906             261,370
     Metal Products                         717,951             493,535           1,999,929
                                        -----------         -----------         -----------
                                          1,696,084           5,001,996           3,635,950
     Currency translation adjustment            (40)              6,424              (5,225)
     General corporate                      198,679              56,855              59,432
                                        -----------         -----------         -----------
                                        $ 1,894,723         $ 5,065,275         $ 3,690,157
                                        ===========         ===========         ===========

 13. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

 Selected quarterly financial information (unaudited) follows:

                                                                                2001

                                              First             Second             Third            Fourth (a)            Year
                                              -----             ------             -----            ----------            ----
Net sales                                 $ 22,676,922      $ 20,690,102       $ 20,551,161       $ 18,907,168       $ 82,825,353
Gross profit                                 6,185,077         5,333,546          4,600,870          5,923,091         22,042,584
Selling and administrative expenses
                                             3,840,321         3,799,810          3,346,905          3,576,877         14,563,913
Net income                                   1,151,872           550,215            529,272          1,681,560          3,912,919
Net income per share:
     Basic                                       $ .32             $ .15              $ .15              $ .46             $ 1.08
     Diluted                                     $ .31             $ .15              $ .15              $ .46             $ 1.07

 (a) Changes in estimates in the quarter for prior period accruals for utility and compensation expenses increased net income by $410,000 or $.11 per share. Also, shares of common stock were received from an issuer in connection with that company's demutualization. The fair value of the shares received increased net income by $450,000 or $.12 per share.




                                                                                2000

                                              First             Second             Third              Fourth              Year
                                              -----             ------             -----            ----------            ----
Net sales                                 $ 20,214,419      $ 20,324,617       $ 24,695,211       $ 22,958,047       $ 88,192,294
Gross profit                                 5,705,665         5,690,126          7,157,986          7,446,748         26,000,525
Selling and administrative expenses          3,315,844         3,018,095          3,463,028          3,987,671         13,784,638
Net income                                   1,508,462         1,695,468          2,011,555          1,840,004          7,055,489
Net income per share:
     Basic                                       $ .42             $ .47              $ .56              $ .51             $ 1.95
     Diluted                                     $ .41             $ .46              $ .56              $ .50             $ 1.93


 Report of Ernst & Young LLP, Independent Auditors

 THE Board of Directors
 The Eastern Company

 We have audited the accompanying consolidated balance sheets of The Eastern Company as of December 29, 2001 and December 30, 2000, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 29, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Eastern Company at December 29, 2001 and December 30, 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 29, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                        /s/ Ernst & Young LLP
 Hartford, Connecticut
 January 25, 2002

 ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


 ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        There are incorporated herein by reference the portions of the Registrant's definitive proxy statement filed with the Commission pursuant to Regulation 14A since the close of its fiscal year, which involve the election of Directors, the information appearing on pages 3 and 4 of said proxy statement, being the portion captioned "Item No. 1. Election of Directors", the information appearing on page 6 and 7 of said proxy statement, being the portion captioned "Security Ownership of Certain Beneficial Shareholders", and the information appearing on page 8 of said proxy statement, being the portion captioned "Section 16(a) Beneficial Ownership reporting compliance." The Registrant's only Executive Officers are Leonard F. Leganza, President and Chief Executive Officer and John L. Sullivan III, Vice President, Secretary and Treasurer.


 ITEM 11  EXECUTIVE COMPENSATION

        There are incorporated herein by reference the portions of the Registrant's definitive proxy statement filed with the Commission pursuant to Regulation 14A since the close of its fiscal year, which involve executive compensation, the information appearing on pages 10 through 14 of said proxy statement.


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

       (b) There are incorporated herein by reference the portions of the Registrant's definitive proxy statement filed with the Commission pursuant to Regulation 14A since the close of its fiscal year, which involve the security ownership of management, the information appearing on pages 3 and 4, and 6 and 7 and 10 and 11 of said proxy statement.

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

           (d) Not applicable.

                                     PART IV


 ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)         Documents filed as part of this report:

         (1)     Financial statements                                                                 Page
                     Consolidated Balance Sheets - December 29, 2001 and December 30, 2000.............17.

                     Consolidated Statements of Income-- Fiscal years ended December 29, 2001,
                     December 30, 2000 and January 1, 2000.............................................19.

                     Consolidated Statements of Comprehensive Income -- Fiscal years ended
                     December 29, 2001, December 30, 2000, and January 1, 2000.........................19.

                     Consolidated Statements of Shareholders' Equity -- Fiscal years ended
                     December 29, 2001, December 30, 2000 and January 1, 2000..........................20.

                     Consolidated Statements of Cash Flows--Fiscal years ended December 29, 2001,
                     December 30, 2000, and January 1, 2000............................................21.

                     Notes to Consolidated Financial Statements........................................22.

                     Report of Ernst & Young LLP, Independent Auditors.................................39.


         (2)     Financial Statement Schedule
                     Schedule II-- Valuation and qualifying accounts...................................43.

 Schedules other than that listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.


         (3)     Exhibits
                     See the index to exhibits at page 45 of this Form 10-K Annual Report

     (b)         Reports on Form 8-K
                     There were no reports on Form 8-K filed during the last
                      quarter of the fiscal year ended December 29, 2001.

                      The Eastern Company and Subsidiaries

                 Schedule II - Valuation and Qualifying accounts



COL. A                                COL. B                 COL. C                                   COL. D         COL. E
                                                             ADDITIONS
                                                             (1)                (2)
                                      Balance at Beginning   Charged to Costs   Charged to Other      Deductions -   Balance at End
Description                           Of  Period             and Expenses       Accounts-Describe     Describe       of Period
----------------------------------    --------------------   ----------------   -----------------     ------------   ---------------

Fiscal year ended December 29, 2001:
 Deducted from asset accounts:
  Allowance for doubtful accounts          $362,000             ($ 5,126)                             $12,874  (a)     $344,000
                                           ========              =======                              =======          ========


Fiscal year ended December 30, 2000:
 Deducted from asset accounts:
  Allowance for doubtful accounts          $526,000             ($92,581)                             $71,419  (a)     $362,000
                                           ========              =======                              =======          ========



Fiscal year ended January 1, 2000:
 Deducted from asset accounts:
  Allowance for doubtful accounts          $439,000              $87,808                              $   808  (a)     $526,000
                                           ========              =======                              =======          ========


  (a) Uncollectible accounts written off, net of recoveries

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Dated March 18, 2002                 THE EASTERN COMPANY

                                      By /s/ John L. Sullivan III
                                         ------------------------
                                         John L. Sullivan III
                                         Vice President, Secretary and Treasurer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 /s/ Leonard F. Leganza                        March 18, 2002
 ---------------------------
 Leonard F. Leganza
 Director, President
 and Chief Executive Officer

 /s/ John W. Everets                           March 18, 2002
 ---------------------------
 John W. Everets
 Director

 /s/ Charles W. Henry                          March 18, 2002
 ---------------------------
 Charles W. Henry
 Director

 /s/ David C. Robinson                         March 18, 2002
 ---------------------------
 David C. Robinson
 Director

 /s/ Donald S. Tuttle, III                     March 18, 2002
 ---------------------------
 Donald S. Tuttle III
 Director

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

          (f)     Severance  Agreement  dated  February  21, 2001 with  Leonard
                  F. Leganza is incorporated by reference to the Registrant's Annual Report on Form 10-K for fiscal year ended December 30, 2000.

          (g) The Eastern Company 2000 Executive Stock Incentive Plan effective July 2000 is incorporated by reference to the Registrant's Annual Report on Form 10-K for fiscal year ended December 30, 2000.

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

     (23)         Consent of independent auditors attached hereto on page 47.

     (99) Letter to our shareholders from the Annual Report 2001 is attached on page 48.

                                                                     Exhibit 23



                        CONSENT OF INDEPENDENT AUDITORS



We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-29452) pertaining to The Eastern Company 1983 Stock Option Plan, the Registration Statement (Form S-8 No. 2-86285) pertaining to The Eastern Company 1989 Stock Option Plan, the Registration Statement (Form S-8 No. 333-21349) pertaining to The Eastern Company 1995 Executive Stock Incentive Plan, the Registration Statement (Form S-8 No. 333-21351) pertaining to The Eastern Company Directors Fee Program, the Registration Statement (Form S-8 No. 333-45315) pertaining to The Eastern Company 1997 Directors Stock Option Plan, and the Registration Statement (Form S-8 No. 333-62196) pertaining to The Eastern Company 2000 Executive Stock Incentive Plan of our report dated January 25, 2001, with respect to the consolidated financial statements and schedule of The Eastern Company included in this Annual Report (Form 10-K) for the year ended December 29, 2001.


                                                      /s/ Ernst & Young LLP

Hartford, Connecticut
March 18, 2002

                                                                     Exhibit 99
                           Letter to our Shareholders

The Company and its employees faced unexpected challenges in 2001, both economic and emotional. Before I discuss them, I would like to reassure our shareholders, in the wake of the many reports about corporate accounting irregularities and inadequate disclosures, that our annual report to you contains more than adequate disclosure of our business activities and the financial results of those activities. In the back pocket is a copy of the Company's Form 10-K, which contains extensive descriptions of our business, complete financial statements and related footnotes, and the opinion of our independent auditors, Ernst & Young, LLP. I invite all of you to read the 10-K. Further, you should know that the Company does not engage its independent auditors to perform any consulting services outside the realm of accounting and tax matters.

As for last year, it began with a sluggish business environment that only worsened as the months went by. With the weak conditions came an ongoing debate as to whether the economy had slipped into recession. This debate led to additional business uncertainties, and in some cases business retrenchments, that had a very negative impact on all the markets we serve. Then the catastrophic events of September 11 cast a further pall over many business and personal activities, causing a greater erosion of the business marketplace and postponement of any appearance of a more robust economy.

The manufacturing sector of the economy, in which our business units primarily operate, reacted as it normally would in anticipation of recessionary conditions--it curtailed purchases. Consequently, our sales volume for the year--$82.8 million--was significantly lower than what we had expected when the year began. It was also 6% lower than the $88.2 million we achieved in 2000. Net income for 2001 declined by 45%, to $3.9 million from $7.1 million in 2000. Earnings declined more sharply than sales because of the additional fixed overhead charges we incurred in connection with our building expansion programs and acquisition initiatives in 1999 and 2000. This increase in overhead required higher sales levels, which had been anticipated but did not materialize as the manufacturing sector of the economy fell into a recession.

Throughout the year, we took steps to respond to the changing economic conditions. We made reductions in personnel, lowered capital expenditures and cut expenses. However, we implemented those measures as cautiously as we could so we would not jeopardize achievement of our longer-range goals.

As previously reported, our primary goals are to keep our finances strong, sustain internal product growth and operating efficiencies, and seek out acquisitions or other strategic growth opportunities. We believe that these objectives continue to be in the best long-term interest of our shareholders. While our progress toward these goals was slowed down somewhat by the economic and other events of 2001, we have not abandoned them and indeed will pursue them vigorously in the months ahead.

The economic downturn notwithstanding, there was a positive development in 2001 that benefited the operations of our Frazer & Jones Division in the Metal Products Group. This division is the premier producer of mine roof anchors used in underground mining. The positive development was the unexpected strength of the marketplace for coal and the consequent need for our product, sales of which grew 16% in 2001. During 2000, higher prices for natural gas had led to increased demand for coal. As coal stockpiles dwindled in 2001, mines--including the many underground mines that use our roof anchors--operated at peak levels to replenish supplies and keep up with the increased market demand. The demand for coal has remained strong thus far in 2002. While underground mining activity may not continue at these higher levels, it is still expected that coal will remain the cornerstone of our country's energy supply.

Total shipments of malleable iron castings from Frazer & Jones declined throughout 2001, but we expect to see a rebound around mid-2002 as overall casting demand rises. However, despite such increases in overall demand, we also expect that imports from around the world will continue to affect shipments of malleable iron castings from all domestic foundries. In response, the Company has invested in the necessary equipment and developed the technical knowledge necessary to begin the production of ductile iron. Ductile iron is a superior metal when compared to malleable iron, and it is lower in cost to produce. We also expect that the market for ductile iron will grow as it is substituted for malleable iron.

The markets for our Industrial Hardware Group began weakening in the latter part of 2000, and that trend continued throughout 2001. The principal area of decline was in the heavy hardware we sell to the tractor-trailer industry. As the economy contracted, the need to move goods lessened and there was less demand for tractor-trailer equipment. We expect that the transportation industry will recover as the economy rebounds.

New product development in the Industrial Hardware Group focused on the other markets we serve, such as specialty trucks and emergency and service vehicles. One new product we introduced was an electronic door control device for school and courtesy bus doors. Several school bus manufacturers are currently testing this product, and once it is approved, we anticipate orders in the second quarter of 2002. Overall, sales of new products were not nearly enough to offset the decline in the heavy hardware portion of our business.

Building the security segment of our business has been, and will continue to be, one of the strategic objectives of our company. The events of September 11 have made "safety" and "security" an even more important part of our daily vocabularies. We believe this heightened concern will provide us with many future business opportunities, including the further development of access control devices that utilize Smart Card technologies.

At the Greenwald Division of our Security Products Group, for example, our Smart Card products have been widely accepted for use in commercial laundry, access control and parking applications. We are now exploring the addition of biometric sensors that read fingerprints to our Smart Cards to provide even greater security in access control applications. During 2001, however, sales of both the Smart Card products and the division's basic product line--coin acceptors, coin chutes, money boxes and meter cases--were negatively affected by the downturn in the economy.

Our lock manufacturing units also saw reduced sales as a result of the significant events of 2001. Our Illinois Lock Division is an important supplier to the computer industry, which suffered a downturn along with many other high-technology businesses. Our CCL Security Products Division, which supplies products to the luggage industry, was affected by the sharp reduction in travel caused by the events of September 11. In addition, other CCL markets related to travel and entertainment, such as gaming and vending, were also depressed as a result of the reduction in travel.

During the year, we successfully consolidated our CCL manufacturing operations (previously located in New Britain, Connecticut) with those of Illinois Lock in Wheeling, Illinois. The move should result in greater productivity and future cost savings.

In the months ahead, we will continue to focus on the development of new products and new markets in order to improve our operating efficiencies and effectively compete with low-wage countries like China and Mexico. We also will continue to seek growth through acquisitions which complement our product lines and enhance our market position.

Though far less than we had anticipated at the beginning of the year, the financial results we achieved in 2001 demanded the dedication and hard work of all our employees in the face of a very difficult economy. I thank them all for their great efforts.