Form 10-Q
period 2002-03-30
EASTERN CO
filed 2002-05-13
CIK 31107

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                           PERIOD ENDED MARCH 30, 2002

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


                                   Yes X   No___.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                      Outstanding as of March 30, 2002
              -----                      --------------------------------
   Common Stock, No par value                      3,630,520

                                     PART I
                              FINANCIAL INFORMATION

                      THE EASTERN COMPANY AND SUBSIDIARIES
  ITEM I      CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)



  ASSETS
                                                                March 30, 2002             December 29, 2001
                                                                --------------             -----------------
  CURRENT ASSETS

  Cash and cash equivalents                                       $  5,325,145               $  4,955,020
  Investment in common stock                                           801,245                    850,017
  Accounts receivable, less allowance:
  2002- $347,000;  2001- $344,000                                   11,545,618                 10,814,017
  Inventories                                                       17,770,885                 18,590,847
  Prepaid expenses and other current assets                          2,050,308                  1,690,917
  Deferred income taxes                                                640,200                    640,200
                                                                    ----------                 ----------
  Total Current Assets                                              38,133,401                 37,541,018
  --------------------

  Property, plant and equipment                                     40,680,051                 40,323,624
  Accumulated depreciation                                         (15,074,043)               (14,337,979)
                                                                    ----------                 ----------
                                                                    25,606,008                 25,985,645

  Prepaid pension cost                                               5,246,924                  5,321,110
  Goodwill                                                          10,640,114                 10,603,638
  Other assets, net                                                  2,485,407                  2,444,643
                                                                    ---------                 -----------

     TOTAL ASSETS                                                 $ 82,111,854               $ 81,896,054
                                                                  ============               ============

  LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES

  Accounts payable                                                $  3,837,578               $  3,471,951
  Accrued compensation                                               1,534,508                    982,464
  Other accrued expenses                                             1,653,485                  2,066,734
  Current portion of long-term debt                                  3,505,134                  3,388,662
                                                                  ------------               ------------

  Total Current Liabilites                                          10,530,705                  9,909,811
  ------------------------

  Deferred federal income taxes                                      3,181,000                  3,126,500
  Long-term debt, less current portion                              24,092,309                 25,013,906
  Accrued postretirement benefits                                    2,754,660                  2,735,910
  Interest rate swap obligation                                        869,842                  1,054,420


  Shareholders' Equity

  Common Stock, No Par Value:
     Authorized shares - 25,000,000
     Issued and outstanding shares:
       2002-3,630,520;  2001-3,629,185
       excluding 1,652,320 shares held in treasury                     859,439                    839,155

  Preferred Stock, No Par Value
     Authorized shares - 2,000,000
     (No shares issued)
  Accumulated other comprehensive loss:
      Foreign currency transalation                                   (908,171)                (1,156,515)
      Derivative financial instruments                                (521,842)                  (632,420)
      Unrealized holding gain on investment in common stock             31,700                     60,972
                                                                  ------------               ------------
                                                                    (1,398,313)                (1,727,963)

  Retained earnings                                                 41,222,212                 40,944,315
                                                                  ------------               ------------
     TOTAL SHAREHOLDERS' EQUITY                                     40,683,338                 40,055,507
                                                                  ------------               ------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 82,111,854               $ 81,896,054
                                                                  ============               ============

  See accompanying notes.
                                       -2-

                      THE EASTERN COMPANY AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                THREE MONTHS ENDED

                                                  March 30, 2002                  March 31, 2001
                                                  --------------                  --------------
  Net sales                                         $ 20,320,517                      $ 22,676,922

  Interest income                                         13,215                            39,425
                                                    ------------                      ------------
                                                      20,333,732                        22,716,347

  Cost of products sold                               15,210,958                        16,491,845
                                                    ------------                      ------------
                                                       5,122,774                         6,224,502

  Selling and administrative expenses                  3,641,780                         3,600,558

  Interest expense                                       446,715                           645,885

  Goodwill amortization                                       --                           239,763
                                                    ------------                      ------------


  INCOME BEFORE INCOME TAXES                           1,034,279                         1,738,296

  Income taxes                                           357,172                           586,424
                                                    ------------                      ------------
  NET  INCOME                                       $    677,107                      $  1,151,872
                                                    ============                      ============

  Net income per share:
      Basic                                            $    0.19                         $    0.32
      Diluted                                          $    0.18                         $    0.31

  Cash dividends per share                             $    0.11                         $    0.11




  See accompanying notes.

                      THE EASTERN COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                          THREE MONTHS ENDED

                                                                  March 30, 2002       March 31, 2001
                                                                  --------------       --------------
  OPERATING ACTIVITIES:
    Net income                                                     $   677,107           $ 1,151,872
    Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                                    743,650               802,446
       Amortization                                                    115,487               310,036
       Provision for losses on accounts receivable                       3,919                    --
       Issuance of Common Stock for directors' fees                     20,284                51,290
       Changes in operating assets and liabilities:
         Accounts receivable                                          (748,438)           (1,274,008)
         Inventories                                                   792,056              (155,209)
         Prepaid expenses                                             (177,216)             (164,375)
         Prepaid pension                                                74,186               (52,289)
         Accounts payable                                              147,153                68,974
         Accrued expenses                                              537,196              (429,883)
         Other assets                                                 (216,293)              (72,544)
                                                                   -----------           -----------
              NET CASH PROVIDED BY OPERATING ACTIVITIES              1,969,091               236,310

  INVESTING ACTIVITIES:
      Purchases of property, plant, and equipment                     (386,427)             (523,539)
                                                                   -----------           -----------
               NET CASH USED BY INVESTING ACTIVITIES                  (386,427)             (523,539)

  FINANCING ACTIVITIES:
    Principal payments on long-term debt and notes payable            (803,775)             (693,172)
    Dividends paid                                                    (399,210)             (400,218)
                                                                   -----------           -----------
               NET CASH USED BY FINANCING ACTIVITIES                (1,202,985)           (1,093,390)

  Effect of exchange rate changes on cash                               (9,554)               23,725
                                                                   -----------           -----------

  NET CHANGE IN CASH AND CASH EQUIVALENTS                              370,125            (1,356,894)
  Cash and Cash Equivalents at Beginning of Period                   4,955,020             4,541,706
                                                                   -----------           -----------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 5,325,145           $ 3,184,812
                                                                   ===========           ===========


  See accompanying notes.

                      THE EASTERN COMPANY AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNADUITED)



                                                                  THREE MONTHS ENDED

                                                        March 30, 2002          March 31, 2001
                                                        --------------          --------------

  Net income                                              $   677,107             $ 1,151,872
  Other comprehensive loss -
     Foreign currency translation                             248,344                (140,166)

     Cumulative effect of accounting change
       for derivative financial intruments,
       net of income taxes of $265,000                             --                (400,756)


     Change in fair value of derivative financial
       instruments, net of income taxes
       of ($74,000) in 2002 and $105,000 in 2001              110,578                (162,431)

     Unrealized holding loss on investment in
       common stock, net of income taxes
       of $19,500                                             (29,272)                     --
                                                          -----------             -----------
                                                              329,650                (703,353)
                                                          -----------             -----------

  Comprehensive income                                    $ 1,006,757             $   448,519
                                                          ===========             ===========


  See accompanying notes.

THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 30, 2002



Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Refer to the Company's consolidated financial statements and notes thereto included in its Form 10-K for the year ended December 29, 2001 for additional information.

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

The condensed balance sheet as of December 29, 2001 has been derived from the audited consolidated balance sheet at that date.



Note B - Earnings Per Share

The denominators used in the earnings per share computations follow:

                                                          THREE MONTHS ENDED
                                                    March 30, 2002    March 31, 2001
                                                    --------------    --------------
  Basic:
     Weighted average shares outstanding              3,629,258          3,631,195
     Contingent shares outstanding                           --            (11,250)
                                                      ---------          ---------
     Denominator for basic earnings per share         3,629,258          3,619,945
                                                      =========          =========

  Diluted:
     Weighted average shares outstanding              3,629,258          3,631,195
     Contingent shares outstanding                           --            (11,250)
     Dilutive stock options                             112,777             82,010
                                                      ---------          ---------
     Denominator for diluted earnings per share       3,742,035          3,701,955
                                                      =========          =========



Note C - Inventories

The components of inventories follow:


                                       March 30, 2002        December 29, 2001
                                       --------------        -----------------
Raw materials and component parts       $  7,872,502            $  8,228,364
Work in process                            4,193,929               4,390,818
Finished goods                             5,704,454               5,971,665
                                        ------------            ------------
                                        $ 17,770,885            $ 18,590,847
                                        ============            ============


THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 30, 2002


Note D - Segment Information

Segment financial information follows:

                                                      THREE MONTHS ENDED
                                           March 30, 2002       March 31, 2001
                                           --------------       --------------
Revenues:
   Sales to unaffiliated customers:
      Industrial Hardware                  $  6,897,070          $  8,033,559
      Security Products                       9,055,813             9,498,206
      Metal Products                          4,367,634             5,145,157
                                           ------------          ------------
                                             20,320,517            22,676,922
   General corporate                             13,215                39,425
                                           ------------          ------------
                                           $ 20,333,732          $ 22,716,347
                                           ============          ============


Income Before Income Taxes:
   Industrial Hardware                     $    737,395          $  1,278,875
   Security Products                            803,878               899,130
   Metal Products                               247,364               367,631
                                           ------------          ------------
      Operating Profit                        1,788,637             2,545,636
   General corporate expenses                  (307,643)             (161,455)
   Interest expense                            (446,715)             (645,885)
                                           ------------          ------------
                                           $  1,034,279          $  1,738,296
                                           ============          ============



Note E - FASB Statement 142 - Goodwill and Other Intangible Assets

Effective December 30, 2001, the Company adopted FASB Statement 142, Goodwill and Other Intangible Assets. Under the new standards, goodwill is no longer amortized but will be subjected to annual impairment tests; other intangibles continue to be amortized over their useful lives. Goodwill amortization for the quarter ended March 31, 2001 was $239,763. Had this statement been in effect December 31, 2000, then net income and earnings per share (basic) would have been $1,295,730 and $.36 for the first quarter of 2001 compared to the reported amounts of $1,151,872 and $.32.



Note F - FASB Statement 133 - Accounting for Derivative Instruments and Hedging Activities

Effective December 31, 2000, the Company adopted FASB Statement 133, Accounting for Derivative Instruments and Hedging Activities. The statement requires the Company to recognize all derivatives in the balance sheet at fair value. Further, derivatives that are not hedges are adjusted to fair value through operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through operations or recognized in other comprehensive income until the hedged item is recognized in operations. The adoption of Statement No. 133 resulted in a charge to comprehensive income for the cumulative effect of accounting change of $400,756 in the first quarter of 2001.

ITEM 2                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

Results of Operations

  Net income per share (basic) for the first quarter of 2002 was $677,000 or $.19 per share (basic) on sales of $20.3 million compared to $1,152,000 or $.32 per share (basic) on sales of $22.7 million in the first quarter of 2001.

  Sales for the first quarter 2002 were down 10% compared to the same period a year ago. New product introductions were up 3%, price increases were up 1% and volume decreased 14%.

  The Industrial Hardware segment sales declined 14% as compared to the first quarter of 2001. Sales volume declined 20%, while internally developed new products (for the utility truck and vehicular accessory markets) increased sales by 6%. Sales of heavy hardware to the tractor-trailer market decreased 40% from 2001 levels. Sales to this market began declining in the latter half of 2000 and are expected to continue to decline through the second quarter of 2002. Truck and trailer manufacturers still burdened with excessive inventories have held production levels to a minimum thus reducing purchase commitments. This market is expected to show a moderate increase in the second half of 2002 as manufacturers begin to replenish their inventories. Sales of industrial hardware (such as rotary locks, locking recessed handles, multi-point paddle handles and slam latches) to original equipment manufacturers and distributors were off 17% from prior year sales levels primarily the result of the continued softness in the manufacturing sector of the economy. Sales of school bus door closures decreased 4% as compared to the same period a year ago. Sales of automotive accessories (toolbox locks, push button locks and rotary latches for tonneau covers used on pickup trucks) were up 12% from prior year levels. New product sales include a dual push button package for toolbox applications, rotary latches and cable for the tonneau cover market, push button lock systems for utility body applications, a mini rotary lock for door enclosures and school bus hardware. The Company anticipates an improvement in business in the second half of 2002.

  The Security Products segment's sales were down 5% in the first quarter 2002 as compared to the first quarter of 2001. Price increases and sales of new products were each up 1% and volume was down 7%. The volume decrease was primarily due to the continued general slowness in the economy and the reduced activity levels of the travel sector. Sales of locks to the computer and travel markets are continuing at a reduced level from the prior year. Sales of new products included a new push button lock, drawer slides and luggage tags. Sales of security products to the commercial laundry industry increased 2% as compared to the first quarter of 2001. Sales to original equipment manufacturers such as Whirlpool, GE, Maytag and Alliance were up by 11%. Sales to distributors and route operators in that industry were off 2% while sales of Smart Card products increased 3% as compared to the first quarter of 2001.

  In the Metal Products segment, sales were down 15% from the previous year. Volume dropped 16%, while price increases raised sales 1%. Current year sales for contract castings were down 22% from the comparable period in 2001. The decrease in the contract casting business was mainly the result of a decrease in the commercial and industrial construction sector of the economy where many of our contract casting customers sell products such as pole line hardware, beam clamps and electrical and gas fittings. Further weakening demand for contract castings is the ongoing competition from China, Germany and Mexico where labor costs are generally lower and weak currency exchange rates create pricing pressures in the U. S. casting markets. Sales of mine roof support anchors were down 10% compared to the same period a year ago. In 2001, the energy crisis in California and the surge in natural gas prices created an increase in demand for coal and resulted in the opening of several underground coal mines using the Company's proprietary mine roof anchor support systems. In 2002, demand for coal has softened as the result of an extremely mild winter. Coal stockpiles have been replenished and many Appalachian coal companies have announced production cutbacks. Although the price of natural gas, oil and the weather influence the demand for coal, it is still the least costly and the most price stable energy source available today. Mining technology continues to evolve and the Company continues to look at new manufacturing methods and alternative products to remain competitive, including the addition of ductile iron casting capabilities and the development of new mine roof anchor systems to more effectively compete with resin bolt systems.

  Gross margin as a percentage of sales for the three months ended March 30, 2002 was approximately 25% compared to 27% for the comparable period a year ago. The decrease in gross margin is primarily the result of product mix and reduced sales volume at certain locations.

  Selling and administrative expenses were up 1% or $41 thousand for the three months ended March 30, 2002 compared to the same period a year ago. The higher selling and administrative expenses are due to increased personnel expenses.

  Interest expense for the first quarter of 2002 was $447 thousand versus $646 thousand for the first quarter of 2001. The decrease in interest expense was due to the lower debt and lower interest rates.

  Earnings before income taxes for the first quarter of 2002 were down 41% or $704 thousand compared to the first quarter of 2001. The Industrial Hardware segment was down 42% or $541 thousand for 3 months as compared to the same period a year ago. The decrease was the direct result of lower sales volume of industrial and transportation hardware reflecting less than fully utilized production facilities. The Security Products segment earnings before income taxes for the three months ended March 30, 2002 were down 11% or $95 thousand as compared to the first quarter of 2001. This decrease was the result of lower sales volume for our various lock products. The Metal Products segment earnings were down 33% or $120 thousand compared to the first quarter of 2001. The decrease was due to lower sales of mine roof expansion anchors as well as lower contract casting sales, as the result of foreign competition from Asia, Latin America and Europe. Weak currency exchanges continue to create pricing pressures on the contract casting market.


  Liquidity and Sources of Capital

  Cash flows from operations were $2.0 million for the first quarter of 2002 versus $236 thousand for the same period in 2001. The change in cash flows resulted from the associated timing differences for collections of accounts receivable, payments of liabilities and changes in inventories. Cash flow from operations coupled with cash on hand at the beginning of the first quarter of 2002 was sufficient to fund capital expenditures, debt service and dividend payments.

  Additions to property, plant and equipment were $386 thousand during the first quarter of 2002 versus $524 thousand for the comparable period a year ago. Total 2002 capital expenditures are not expected to exceed the annual expected $3.0 million level of depreciation.

  Total inventories as of March 30, 2002 were $17.8 million or $820 thousand lower than year end 2001. The inventory turnover ratio of 3.4 turns at the end of the first quarter was slightly better than the year end ratio of 3.3 turns. However, it was slightly lower than the 3.9 turns experienced in the first quarter of 2001. Accounts receivable increased by $732 thousand from year end 2001, primarily due to increased sales volume compared to the fourth quarter of 2001. The average day's sales in accounts receivable for the first quarter of 2002 was 52 days compared to the first quarter of 2001 of 59 days.

  Cash flow from operating activities and funds available under the revolving credit portion of the Company's loan agreement should be sufficient to cover future foreseeable working capital requirements.

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


  There have been no material changes in market risk from what was reported in the 2001 Annual Report on Form 10-K.

PART II
                                OTHER INFORMATION


ITEM 1            LEGAL PROCEEDINGS
------            -----------------

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


ITEM 2            CHANGES IN SECURITIES AND USE OF PROCEEDS
------            -----------------------------------------
                  None


ITEM 3            DEFAULTS UPON SENIOR SECURITIES
                  None


ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------            ---------------------------------------------------
                  The Registrant held its Annual Meeting of the Stockholders at The Eastern Company, Naugatuck, Connecticut on Wednesday, the twenty-fourth day of April 2002. The matters voted on and the voting results were:


                                        FOR          WITHHELD      AGAINST          ABSTENTION

1)  Election of two director
     for a three-year term
     expiring in the year 2005.

     John W. Everets                  3,230,275        37,671
     Leonard F. Leganza               3,218,909        49,337

    Continuing Directors:
      Donald S. Tuttle III
      David C. Robinson
      Charles W. Henry


2)  Appointment of Ernst &
      Young LLP as
      independent auditors:           3,251,034                      12,022            5,189




ITEM 5            OTHER INFORMATION
------            -----------------
                  None


ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K
-------           --------------------------------
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


DATE:   May 13, 2002                     /s/Leonard F. Leganza
        ------------                     ---------------------
                                         Leonard F. Leganza
                                         President and Chief Executive Officer



DATE:   May 13, 2002                     /s/John L. Sullivan III
        ------------                     -----------------------
                                         John L. Sullivan, III
                                         Vice President, Secretary and Treasurer