Form 10-Q
period 2002-06-29
EASTERN CO
filed 2002-07-30
CIK 31107

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                           PERIOD ENDED JUNE 29, 2002
                                        -------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
                             PERIOD FROM --- to--- .

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

                                   Yes X   No--.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                           Outstanding as of June 29, 2002
               -----                           -------------------------------
     Common Stock, No par value                           3,632,021

                                     PART I

                              FINANCIAL INFORMATION

                      THE EASTERN COMPANY AND SUBSIDIARIES
  ITEM I      CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
  ------
  ASSETS

                                                                   June 29, 2002             December 29, 2001
                                                                   -------------             -----------------
  CURRENT ASSETS
  Cash and cash equivalents                                         $  6,082,252                 $   4,955,020
  Investment in common stock                                             860,855                       850,017
  Accounts receivable, less allowance:
  2002- $350,000;  2001- $344,000                                     12,073,973                    10,814,017
  Inventories                                                         16,312,310                    18,590,847
  Prepaid expenses and other current assets                            1,616,355                     1,690,917
  Deferred income taxes                                                  640,200                       640,200
                                                                    ------------                 -------------
  Total Current Assets                                                37,585,945                    37,541,018
  --------------------

  Property, plant and equipment                                       41,140,782                    40,323,624
  Accumulated depreciation                                           (15,935,593)                  (14,337,979)
                                                                    ------------                 -------------
                                                                      25,205,189                    25,985,645

  Prepaid pension cost                                                 5,172,750                     5,321,110
  Goodwill                                                            10,686,718                    10,603,638
  Other assets, net of accumulated amortization                        2,441,794                     2,444,643
                                                                    ------------                 -------------
     TOTAL ASSETS                                                   $ 81,092,396                 $  81,896,054
                                                                    ============                 =============

  LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES

  Accounts payable                                                  $  3,709,991                 $   3,471,951
  Accrued compensation                                                 1,320,876                       982,464
  Other accrued expenses                                               1,177,391                     2,066,734
  Current portion of long-term debt                                    8,636,126                     3,388,662
                                                                    ------------                 -------------
  Total Current Liabilities                                           14,844,384                     9,909,811
  -------------------------

  Deferred federal income taxes                                        3,144,000                     3,126,500
  Long-term debt, less current portion                                18,160,434                    25,013,906
  Accrued postretirement benefits                                      2,773,410                     2,735,910
  Interest rate swap obligation                                        1,023,116                     1,054,420

  Shareholders' Equity

  Preferred Stock, No Par Value
     Authorized shares - 2,000,000
     (No shares issued)
  Common Stock, No Par Value:
     Authorized shares - 25,000,000
     Issued and outstanding shares:
       2002-3,630,520;  2001-3,629,185
       excluding 1,652,320 shares held in treasury                       881,940                       839,155
  Accumulated other comprehensive (loss)/income:
      Foreign currency translation                                      (770,454)                   (1,156,515)
      Derivative financial instruments                                  (614,116)                     (632,420)
      Unrealized holding gain on investment in common stock               67,310                        60,972
                                                                    ------------                 -------------
                                                                      (1,317,260)                   (1,727,963)

  Retained earnings                                                   41,582,372                    40,944,315
                                                                    ------------                 -------------
     TOTAL SHAREHOLDERS' EQUITY                                       41,147,052                    40,055,507
                                                                    ------------                 -------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 81,092,396                 $  81,896,054
                                                                    ============                 =============

  See accompanying notes.
                                       -2-

                      THE EASTERN COMPANY AND SUBSIDIARIES


             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                         Six Months Ended                       Three Months Ended
                                                June 29, 2002      June 30, 2001         June 29, 2002       June 30, 2001
                                                -------------      -------------         -------------       -------------
  Net sales                                       $41,612,262       $ 43,367,024           $21,291,745        $ 20,690,102

  Interest income                                      40,400             68,264                27,185              28,839
                                                  -----------       ------------           -----------        ------------
                                                   41,652,662         43,435,288            21,318,930          20,718,941

  Cost of products sold                            31,689,505         31,848,401            16,478,547          15,356,556
                                                  -----------       ------------           -----------        ------------
                                                    9,963,157         11,586,887             4,840,383           5,362,385

  Selling and administrative expenses               6,911,464          7,244,552             3,269,684           3,643,994

  Interest expense                                    884,582          1,239,860               437,867             593,975

  Goodwill amortization                                    -             395,579                    -              155,816
                                                  -----------       ------------           -----------        ------------

  INCOME BEFORE INCOME TAXES                        2,167,111          2,706,896             1,132,832             968,600

  Income taxes                                        731,486          1,004,809               374,314             418,385
                                                  -----------       ------------           -----------        ------------


  NET INCOME                                      $ 1,435,625       $  1,702,087           $   758,518        $    550,215
                                                  ===========       ============           ===========        ============


  Net income per share:
      Basic                                         $    0.40          $    0.47             $    0.21           $    0.15
      Diluted                                       $    0.38          $    0.46             $    0.20           $    0.15

  Cash dividends per share                          $    0.22          $    0.22             $    0.11           $    0.11



  See accompanying notes.
                                       -3-

                      THE EASTERN COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                            Six Months Ended

                                                                   June 29, 2002          June 30, 2001
                                                                   -------------          -------------
  OPERATING ACTIVITIES:
    Net income                                                      $ 1,435,625            $  1,702,087
    Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                  1,811,709               2,223,073
       Loss on sales of equipment and other assets                           -                      488
       Postretirement benefits other than pensions                       37,500                 (25,000)
       Provision for losses on accounts receivable                        4,836                  (5,926)
       Issuance of Common Stock for directors' fees                      42,785                  75,569
       Changes in operating assets and liabilities:
         Accounts receivable                                         (1,242,184)              1,008,233
         Inventories                                                  2,313,644              (1,430,740)
         Prepaid expenses                                               139,483                 157,435
         Prepaid pension                                                148,360                (104,589)
         Accounts payable                                               (34,521)               (387,977)
         Accrued expenses                                              (113,501)               (322,833)
         Other Assets                                                  (272,200)               (110,024)
                                                                    -----------            ------------
                NET CASH PROVIDED BY OPERATING ACTIVITIES             4,271,536               2,779,796

  INVESTING ACTIVITIES:
      Purchases of property, plant, and equipment                      (752,733)             (1,094,373)
      Other                                                               3,177                      -
                                                                    -----------            ------------
                NET CASH USED BY INVESTING ACTIVITIES                  (749,556)             (1,094,373)


  FINANCING ACTIVITIES:
    Principal payments on long-term debt                             (1,608,384)             (1,386,881)
    Dividends paid                                                     (797,568)               (799,814)
                                                                    -----------            ------------
               NET CASH USED BY FINANCING ACTIVITIES                 (2,405,952)             (2,186,695)

  Effect of exchange rate changes on cash                                11,204                 (10,013)
                                                                    -----------            ------------

  NET CHANGE IN CASH AND CASH EQUIVALENTS                             1,127,232                (511,285)
  Cash and Cash Equivalents at Beginning of Period                    4,955,020               4,541,706
                                                                    -----------            ------------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 6,082,252            $  4,030,421
                                                                    ===========            ============


  See accompanying notes.
                                       -4-

                   THE EASTERN COMPANY AND SUBSIDIARIES

  CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)


                                                                   Six Months Ended                      Three Months Ended

                                                          June 29, 2002      June 30, 2001      June 29, 2002       June 30, 2001
                                                          -------------      -------------      -------------       -------------

  Net income                                                $ 1,435,625      $ 1,702,087          $ 758,518             $ 550,215
  Other comprehensive income --
     Foreign currency translation                               386,061           33,311            137,717               173,477
     Cumulative effect of accounting change
       for derivative financial instruments,
       net of income tax benefit of $265,000                         -          (400,756)                -                     -
     Change in fair value of derivative financial
       instruments, net of income tax
       (expense)/benefit:
          2002 - ($13,000) and $61,000 respectively;             18,304               -             (92,274)                   -
          2001 - $55,000 and ($50,000) respectively                  -           (88,004)                -                 74,427
     Unrealized holding gain on investment in
       common stock, net of income tax expense
       of ($4,500) and ($24,000) respectively                     6,338               -              35,610                    -
                                                            -----------      -----------          ---------             ---------

  Comprehensive income                                      $ 1,846,328      $ 1,246,638          $ 839,571             $ 798,119
                                                            ===========      ===========          =========             =========


  See accompanying notes.
                                       -5-

THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 29, 2002


Note A - Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. Refer to the Company's consolidated financial statements and notes thereto included in its Form 10-K for the year ended December 29, 2001 for additional information.

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



Note B - Earnings Per Share
---------------------------

The denominators used in the earnings per share computations follow:

                                                                  Six Months Ended                     Three Months Ended
                                                         June 29, 2002    June 30, 2001       June 29, 2002    June  30, 2001
                                                         -------------    -------------       -------------    --------------
  Basic:
     Weighted average shares outstanding                    3,629,931         3,632,015           3,630,586        3,632,819
     Contingent shares outstanding                                 -            (11,250)                 -           (11,250)
                                                            ---------         ---------           ---------        ---------
     Denominator for basic earnings per share               3,629,931         3,620,765           3,630,586        3,621,569
                                                            =========         =========           =========        =========

  Diluted:
     Weighted average shares outstanding                    3,629,931         3,632,015           3,630,586        3,632,819
     Contingent shares outstanding                                 -            (11,250)                 -           (11,250)
     Dilutive stock options                                    99,611            75,509              86,445           69,008
                                                            ---------         ---------           ---------        ---------
     Denominator for diluted earnings per share             3,729,542         3,696,274           3,717,031        3,690,577
                                                            =========         =========           =========        =========



Note C - Inventories
--------------------

The components of inventories follow:

                                        June 29, 2002         December 29, 2001
                                        -------------         -----------------
Raw materials and component parts       $  7,226,353            $  8,228,364
Work in process                            3,849,705               4,390,818
Finished goods                             5,236,252               5,971,665
                                        ------------            ------------
                                        $ 16,312,310            $ 18,590,847
                                        ============            ============

THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 29, 2002


Note D - Segment Information
----------------------------

Segment financial information follows:

                                                  SIX MONTHS ENDED                       THREE MONTHS ENDED
                                         June 29, 2002      June 30, 2001          June 29, 2002        June 30, 2001
                                         -------------      -------------          -------------        -------------
Revenues:
   Sales to unaffiliated customers:
      Industrial Hardware                  $14,902,415        $15,412,620            $ 8,005,345          $ 7,379,061
      Security Products                     18,494,321         17,934,957              9,438,508            8,436,751
      Metal Products                         8,215,526         10,019,447              3,847,892            4,874,290
                                           -----------        -----------            -----------          -----------
                                            41,612,262         43,367,024             21,291,745           20,690,102
General corporate                               40,400             68,264                 27,185               28,839
                                           -----------        -----------            -----------          -----------
                                           $41,652,662        $43,435,288            $21,318,930          $20,718,941
                                           ===========        ===========            ===========          ===========

Income Before Income Taxes:
   Industrial Hardware                     $ 1,799,473        $ 2,206,582            $ 1,062,078          $   927,707
   Security Products                         1,973,095          1,397,899              1,169,217              498,769
   Metal Products                              211,834          1,127,693                (35,530)             760,062
                                           -----------        -----------            -----------          -----------
      Operating Profit                       3,984,402          4,732,174              2,195,765            2,186,538
   General corporate expenses                 (932,709)          (785,418)              (625,066)            (623,963)
   Interest expense                           (884,584)        (1,239,860)              (437,867)            (593,975)
                                           -----------        -----------            -----------          -----------
                                           $ 2,167,109        $ 2,706,896            $ 1,132,832          $   968,600
                                           ===========        ===========            ===========          ===========



Note E - FASB Statement 142 - Goodwill and Other Intangible Assets
------------------------------------------------------------------

  Effective December 30, 2001, the Company adopted FASB Statement 142, Goodwill and Other Intangible Assets. Under the new standard, goodwill is no longer amortized but rather subjected to annual impairment tests; other intangibles continue to be amortized over their useful lives. The Company recently completed its initial impairment review and determined that there is no impairment.

  The changes in the carrying amount of goodwill for the six months ended June 29, 2002, follow:

           Balance as of December 29, 2001                    $10,603,638
           Goodwill acquired                                       50,735
           Change due to foreign currency translation              32,345
                                                              -----------
           Balance as of June 29, 2002                        $10,686,718
                                                              ===========


  Goodwill amortization for the three and six month periods ended June 30, 2001 were $155,816 and $395,579, respectively. If the provisions of Statement No. 142 had been applied effective December 31, 2000 then the net income for the Company would have been $643,705 or $.17 per diluted share and $1,939,434 or $.52 per diluted share for the three and six month periods ended June 30, 2001.

Note F - FASB Statement 133 - Accounting for Derivative Instruments
         and Hedging Activities
-------------------------------------------------------------------

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


ITEM 2                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS


The Company makes estimates and assumptions that may materially affect reported amounts and disclosures. These relate to valuation allowances for the collectibility of accounts receivable and for excess and obsolete inventories, accruals for pensions and other postretirement benefits (including forecasted future cost increases and returns on plan assets), provisions for depreciation (estimating useful lives), and, on occasion, accruals for contingent losses. The Company is also subject to various risks and uncertainties that may cause actual results to differ from estimated results, such as changes within our industry segments, in the overall economy, competition, litigation and legislation.

Results of Operations

  Net income per share for the second quarter of 2002 was $759,000 or $.20 per diluted share on sales of $21.3 million compared to $550,000 or $.15 per diluted share on sales of $20.7 million in the second quarter of 2001. Net income for the first six months of 2002 was $1.4 million or $.38 per diluted share on sales of $41.6 million as compared to the first six months of 2001 of $1.7 million or $.46 per diluted share on sales of $43.4 million.

  Sales for the second quarter 2002 were up 3% compared to the same period a year ago. New product sales contributed 4% and volume decreased 1%. Sales for the first half of 2002 were down 4% compared to the same period a year ago. Volume was down 7% while new product sales were up 3%.

  The Industrial Hardware segment's second quarter sales were up 9% compared to the second quarter of 2001. New product sales increased 8% and volume increased 1%. However, sales for the first six months of 2002 were down 3% compared to the same period a year ago. New product sales increased 7% while sales volume was down 10%. New products include pushbutton locking systems for use on utility truck bodies, rotary locks with cables for tonneau covers and door closures for school and courtesy buses. Sales of heavy hardware to the tractor-trailer industry were down 35% for the first six months of 2002 as compared to the same period a year ago. Trailer manufacturers with excessive inventories continue to hold back purchase commitments for our heavy hardware. We expect a moderate improvement in sales during the second half of the year. Sales of our school and courtesy bus products were up 22% for the first half of the year as compared to the first half of 2001. Sales of industrial hardware are off 25% from prior year levels while truck and utility body hardware sales were comparable to prior year levels. The lower sales in the industrial hardware segment is reflective of the overall softness in the economy, however, we anticipate an improvement in business during the second half of 2002.

  The Security Products segment's sales were up 12% in the second quarter 2002 as compared to the second quarter of 2001. Price increases were up 1%, new products sales were up 3% and volume was up 8%. Sales for the first half of 2002 were up 3% compared to the first half of 2001. Price increases were up 1% and new product sales increased 2%. Sales of new products include push button locks, drawer slides, luggage tags and electronic drop meters. Sales of locks to the computer industry
                                       -8-
  increased 29% in the second quarter of 2002 as compared to the comparable quarter of 2001 while sales for the first half of 2002 increased 18% as compared to the first half of 2001. Sales of locks to the electronic industries were up 13% for the first half of 2002 as compared to the first half of 2001. Sales of locks to the luggage industry continue to be below prior year levels, however, it is improving gradually and is expected to continue to improve in the second half of 2002. Sales of security products to the commercial laundry industry increased 6% as compared to the first half of 2001. Despite the current economic environment, sales increases were up across the majority of the product lines with smart card systems accounting for approximately half of the increase. The Company continues to pursue new business opportunities through aggressive pricing, improved customer service, intense marketing and a commitment to new product development.

  The Metal Products segment's sales were down 21% in the second quarter 2002 as compared to the second quarter of 2001. Volume was down 19% and prices decreased 2%. Sales for the first half were down 18% compared to the first half of 2001 all attributable to a decrease in volume. Sales of our contract casting products for use in the commercial and industrial construction industry decreased 21% for the first half of 2002 as compared to the first half of 2001. Foreign competition from China and Mexico with low labor rates and favorable foreign exchange rates has created pricing pressure and reduced demand for our contract casting products. Sales of our mine roof anchors were down 16% for the first half of 2002 as compared to 2001. A mild winter reduced demand for coal by utility companies resulting in coal production cutbacks at many Appalachian coal companies. To combat reduction in our contract casting and mine roof anchor products the Company continues to develop ductile iron casting capabilities in order to compete in the market for smaller sized ductile iron castings. Also, the Company is currently developing a mine roof anchor system to compete with resin bolt systems.

  Gross margin as a percentage of sales for the three and six months ended June 29, 2002 were approximately 23% and 24% respectively compared to 25% and 26% in the comparable periods a year ago. The decrease in gross margin is primarily the result of product mix and reduced sales volume causing lower plant utilization at some of our production facilities.

  Selling and administrative expenses were down 10% or $374 thousand and 5% or $333 thousand respectively for the three and six months ended June 29, 2002 compared to the same periods a year ago. The reduction in selling and administrative expenses for both the three and six month periods was mainly due to lower personnel costs, lower professional service costs, and favorable insurance premium refunds compared to the second quarter of 2001.

  Interest expense decreased by $156 thousand or 26% for the second quarter of 2002 and $355 thousand or 29% for six months as compared to the same periods in 2001. This decrease in interest expense was due to lower debt and lower interest rates.

  Earnings before income taxes for the three months ended June 29, 2002 were up $164 thousand or 17% and for six months ended June 29, 2002 were down 20% or $540 thousand as compared to the same periods of 2001. The Industrial Hardware segment was up 15% or $134 thousand and down 18% or $407 thousand for the three and six month periods as compared to the same periods a year ago. The increase in the second quarter was primarily the result of increased sales while the decrease for the first half was due to lower sales. The Security Products segment earnings before income taxes for the three and six month periods ended June 29, 2002 were up 134% or $670 thousand and 41% or $575 thousand respectively compared to the comparable periods a year ago. This increase was the result of increased sales volume and the elimination of goodwill amortization expense as required by FASB Statement 142, "Goodwill and Other Intangible Assets" and efficiency gains achieved through the consolidation of our manufacturing operations of CCL Security Products into the Illinois Lock facility in Wheeling Illinois. The Metal Products segment earnings were down 105% or $796 thousand and 81% or $916 thousand for the second quarter and first half of 2002 over the same periods a year ago. Lower sales volume in both contract casting and mine roof anchor systems resulted in the lower earnings.

  Liquidity and Sources of Capital

  Cash flows from operations were $4.3 million for the first half of 2002 versus $2.8 million for the same period in 2001. The change in cash flows resulted from changes in the level of sales at all locations and the associated timing differences for collections of accounts receivable and payments of liabilities and changes in inventories. Cash flow from operations coupled with cash on hand at the beginning of the year was sufficient to fund capital expenditures, debt service and dividend payments.

  Additions to property, plant and equipment were $750,000 during the first half of 2002 versus $1.1 million for the comparable period a year ago. Total 2002 capital expenditures are not expected to exceed the $3.0 million level of depreciation for the year.

  Total inventories as of June 29, 2002 were $16.3 million or $2.3 million lower than yearend 2001. The inventory turnover ratio of 3.9 turns at the end of the second quarter was slightly higher than the prior year second quarter of 3.5 turns and the year end ratio of 3.3 turns. Accounts receivable increased by $1.3 million from year end 2001. The average day's sales in accounts receivable for the second quarter of 2002 was 52 days compared to the 55 days in the second quarter of 2001.

  Cash flow from operating activities and funds available under the revolving credit portion of the Company's loan agreement should be sufficient to cover future working capital requirements. The Company borrowings against the revolver totaled approximately $5 million all of which has been classified on the balance sheet under "Current portion of long-term debt". The Company intends to refinance its revolving credit loan upon its expiration on July 1, 2003.

  A summary of the Company's contractual obligations and commitments as of June 29, 2002 (amounts in millions), follows:

       Obligations and
       Commitments         2003     2004    2005     2006     2007    Thereafter
       ---------------     ----     ----    ----     ----     ----    ----------

       Revolver            $5.0     $ --    $ --     $ --     $ --        $ --
       Long-term debt       3.6      4.1     4.2      9.2      0.2         0.4
       Operating Leases     0.3      0.3     0.3      0.3      0.2          --
                           ----     ----    ----     ----     ----        ----
               Total       $8.9     $4.4    $4.5     $9.5     $0.4        $0.4



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


ITEM 2            CHANGES IN SECURITIES AND USE OF PROCEEDS
------            -----------------------------------------
                  None


ITEM 3            DEFAULTS UPON SENIOR SECURITIES-
------            -------------------------------
                  None


ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------            ---------------------------------------------------

                  See the information set forth in Item 4 of the Form 10-Q of the Company for the quarterly period ended March 30, 2002.


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

                                   THE EASTERN COMPANY
                                   ------------------
                                   (Registrant)


DATE:  July 30, 2002              /s/Leonard F. Leganza
       -------------              ---------------------
                                  Leonard F. Leganza
                                  President and Chief Executive Officer



DATE:  July 30, 2002              /s/John L. Sullivan, III
       -------------              ------------------------
                                  John L. Sullivan, III
                                  Vice President, Secretary and Treasurer