Form 10-Q
period 2002-09-28
EASTERN CO
filed 2002-10-24
CIK 31107

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                         PERIOD ENDED SEPTEMBER 28, 2002

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

                                   Yes X    No .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                   Outstanding as of September 28, 2002
             -----                   ------------------------------------
 Common Stock, No par value                       3,634,299

                             PART I

                      FINANCIAL INFORMATION

              THE EASTERN COMPANY AND SUBSIDIARIES
  ITEM I     CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


  ASSETS

                                                                  September 28, 2002              December 29, 2001
                                                                  ------------------              -----------------
  CURRENT ASSETS
  Cash and cash equivalents                                            $   8,840,283                  $   4,955,020
  Investment in common stock                                                 728,733                        850,017
  Accounts receivable, less allowance:
  2002 - $251,000; 2001 - $342,000                                        11,513,212                     10,814,017
  Inventories                                                             15,929,923                     18,590,847
  Prepaid expenses and other current assets                                1,875,845                      1,690,917
  Deferred income taxes                                                      640,200                        640,200
                                                                       -------------                  -------------
  Total Current Assets                                                    39,528,196                     37,541,018
  --------------------

  Property, plant and equipment                                           41,398,955                     40,323,624
  Accumulated depreciation                                               (16,683,161)                   (14,337,979)
                                                                       -------------                  -------------
                                                                          24,715,794                     25,985,645

  Prepaid pension cost                                                     5,098,597                      5,321,110

  Goodwill                                                                10,648,429                     10,603,638
  Other assets, net of accumulated amortization                            2,309,890                      2,444,643
                                                                       -------------                  -------------
    TOTAL ASSETS                                                       $  82,300,906                  $  81,896,054
                                                                       =============                  =============

  LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES
  Accounts payable                                                     $   4,377,173                  $   3,471,951
  Accrued compensation                                                     1,985,032                        982,464
  Other accrued expenses                                                   1,694,812                      2,066,734
  Current portion of long-term debt                                        8,751,165                      3,388,662
                                                                       -------------                  -------------
  Total Current Liabilities                                               16,808,182                      9,909,811
  -------------------------

  Deferred federal income taxes                                            3,015,000                      3,126,500
  Long-term debt, less current portion                                    17,237,661                     25,013,906
  Accrued postretirement benefits                                          2,792,160                      2,735,910
  Accrued rate swap obligation                                             1,212,665                      1,054,420

  Shareholders' Equity
  Preferred Stock, no par value
     Authorized shares - 2,000,000
     (No shares issued)
  Common Stock, no par value:
     Authorized Shares - 25,000,000
     Issued and outstanding shares:
       2002-3,634,299;  2001-3,629,185
       excluding 1,652,320 shares held in treasury                           910,763                        839,155
  Accumulated other comprehensive (loss)/income:
      Foreign currency translation                                          (795,941)                    (1,156,515)
      Derivative financial instruments                                      (727,665)                      (632,420)
      Unrealized holding (loss)/gain on investment in common stock           (11,812)                        60,972
                                                                       -------------                  -------------
                                                                          (1,535,418)                    (1,727,963)

  Retained earnings                                                       41,859,893                     40,944,315
                                                                       -------------                  -------------
     TOTAL SHAREHOLDERS' EQUITY                                           41,235,238                     40,055,507
                                                                       -------------                  -------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $  82,300,906                  $  81,896,054
                                                                       =============                  =============

  See accompanying notes.
                               -2-

                      THE EASTERN COMPANY AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                        Nine Months Ended                    Three Months Ended
                                               Sept. 28, 2002     Sept. 29, 2001      Sept. 28, 2002      Sept. 29, 2001
                                               --------------     --------------      --------------      --------------
  Net sales                                      $61,652,944        $63,918,185         $20,040,682         $20,551,161

  Interest income                                     53,803             92,896              13,403              24,632
                                                 -----------        -----------         -----------         -----------
                                                  61,706,747         64,011,081          20,054,085          20,575,793


  Cost of products sold                           46,153,532         47,798,692          14,464,027          15,950,291
                                                 -----------        -----------         -----------         -----------
                                                  15,553,215         16,212,389           5,590,058           4,625,502


  Selling and administrative expenses             10,966,287         10,392,996           4,054,823           3,148,444


  Interest expense                                 1,322,108          1,780,011             437,526             540,151


  Goodwill amortization                                   -             594,040                  -              198,461
                                                 -----------        -----------         -----------         -----------

  INCOME BEFORE INCOME TAXES                       3,264,820          3,445,342           1,097,709             738,446


  Income taxes                                     1,151,152          1,213,983             419,666             209,174

                                                 -----------        -----------         -----------         -----------

  NET INCOME                                     $ 2,113,668        $ 2,231,359         $   678,043         $   529,272
                                                 ===========        ===========         ===========         ===========


  Net income per share:
     Basic                                          $   0.58           $   0.62            $   0.19            $   0.15
     Diluted                                        $   0.57           $   0.61            $   0.19            $   0.15

  Cash dividends per share                          $   0.33           $   0.33            $   0.11            $   0.11








  See accompanying notes.

                      THE EASTERN COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             Nine Months Ended

                                                                       Sept. 28, 2002       Sept. 29, 2001
                                                                       --------------       --------------
  OPERATING ACTIVITIES:
    Net income                                                            $ 2,113,668         $ 2,231,359
    Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                        2,699,443           3,272,665
       Loss on sales of equipment and other assets                                 -                  488
       Postretirement benefits other than pensions                             56,250             (25,000)
       Provision for losses on accounts receivable                            (93,065)            (18,418)
       Issuance of Common Stock for directors' fees                            71,608             100,882
       Changes in operating assets and liabilities:
         Accounts receivable                                                 (619,603)          1,276,511
         Inventories                                                        2,615,100            (201,334)
         Prepaid expenses                                                     (72,230)            (21,832)
         Prepaid pension                                                      222,513            (105,403)
         Accounts payable                                                     642,565            (866,988)
         Accrued expenses                                                   1,281,753            (309,541)
         Other assets                                                        (323,338)           (146,924)
                                                                          -----------         -----------
                NET CASH PROVIDED BY OPERATING ACTIVITIES                   8,594,664           5,186,465

  INVESTING ACTIVITIES:
      Purchases of property, plant, and equipment                          (1,091,775)         (1,546,338)
      Other                                                                    (2,241)                  -
                                                                          -----------         -----------
                NET CASH USED BY INVESTING ACTIVITIES                      (1,094,016)         (1,546,338)

  FINANCING ACTIVITIES:
    Principal payments on long-term debt                                   (2,413,399)         (2,080,905)
    Proceeds from sales of Common Stock                                            -               23,438
    Purchases of Common Stock for treasury                                         -              (23,432)
    Dividends paid                                                         (1,198,090)         (1,199,822)
                                                                          -----------         -----------
               NET CASH USED BY FINANCING ACTIVITIES                       (3,611,489)         (3,280,721)

  Effect of exchange rate changes on cash                                      (3,896)            (17,717)

  NET CHANGE IN CASH AND CASH EQUIVALENTS                                   3,885,263             341,689
  Cash and Cash Equivalents at Beginning of Period                          4,955,020           4,541,706
                                                                          -----------         -----------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 8,840,283         $ 4,883,395
                                                                          ===========         ===========




                      THE EASTERN COMPANY AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)



                                                                Nine Months Ended                          Three Months Ended

                                                       Sept. 28, 2002       Sept. 29, 2001        Sept. 28, 2002      Sept. 29, 2001
                                                       --------------       --------------        --------------      --------------

  Net income                                              $2,113,668          $2,231,359            $  678,043          $  529,272
  Other comprehensive income items --
     Foreign currency translation                            360,574            (203,842)              (25,487)           (237,153)
     Cumulative effect of accounting change
       for derivative financial instruments,
       net of income taxes of $265,000                            -             (400,756)                   -                   -
     Change in fair value of derivative financial
       instruments, net of income tax benefit:
          2002 - $63,000 and $76,000 respectively;           (95,245)                 -               (113,549)                 -
          2001 - $230,000 and $175,000 respectively               -             (338,140)                   -             (250,136)
     Unrealized holding loss on investment in common
       stock, net of income tax benefit of
          $48,500 and $53,000 respectively                   (72,784)                 -                (79,122)                 -
                                                          ----------          ----------            ----------          ----------
   Comprehensive income                                   $2,306,213          $1,288,621            $  459,885          $   41,983
                                                          ==========          ==========            ==========          ==========



THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 28, 2002


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



Note B - Earnings Per Share
---------------------------

The denominators used in the earnings per share computations follow:

                                                                  Nine Months Ended             Three Months Ended
                                                          Sept. 28, 2002  Sept. 29, 2001   Sept 28, 2002  Sept. 29, 2001
                                                          --------------  --------------   -------------  --------------
  Basic:
     Weighted average shares outstanding                     3,630,644       3,633,174       3,632,046       3,635,430
     Contingent shares outstanding                                  -          (11,250)             -          (11,250)
                                                             ---------       ---------       ---------       ---------
     Denominator for basic earnings per share                3,630,644       3,621,924       3,632,046       3,624,180
                                                             =========       =========       =========       =========

  Diluted:
     Weighted average shares outstanding                     3,630,644       3,633,174       3,632,046       3,635,430
     Contingent shares outstanding                                  -          (11,250)             -          (11,250)
     Dilutive stock options                                     66,407          58,517              -           24,534
                                                             ---------       ---------       ---------       ---------
     Denominator for diluted earnings per share              3,697,051       3,680,441       3,632,046       3,648,714
                                                             =========       =========       =========       =========


Note C - Inventories
--------------------

The components of inventories follow:

                                       September 28, 2002     December 29, 2001
                                       ------------------     -----------------
Raw materials and component parts         $  7,056,956          $  8,228,364
Work in process                              3,759,462             4,390,818
Finished goods                               5,113,505             5,971,665
                                          ------------          ------------
                                          $ 15,929,923          $ 18,590,847
                                          ============          ============

THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 28, 2002


Note D - Segment Information
----------------------------

Segment financial information follows:

                                                NINE MONTHS ENDED                 THREE MONTHS ENDED
                                        Sept 28, 2002     Sept 29, 2001      Sept 28, 2002     Sept 29, 2001
                                        -------------     -------------      -------------     -------------
Revenues:
   Sales to unaffiliated customers:
      Industrial Hardware                $21,844,325       $22,022,936        $ 6,941,910       $ 6,610,316
      Security Products                   27,920,380        27,294,370          9,426,059         9,359,413
      Metal Products                      11,888,239        14,600,879          3,672,713         4,581,432
                                         -----------       -----------        -----------       -----------
                                          61,652,944        63,918,185         20,040,682        20,551,161
General corporate                             53,803            92,896             13,403            24,632
                                         -----------       -----------        -----------       -----------
                                         $61,706,747       $64,011,081        $20,054,085       $20,575,793
                                         ===========       ===========        ===========       ===========

Income Before Income Taxes:
   Industrial Hardware                   $ 2,775,821       $ 3,053,409        $   976,348       $   846,827
   Security Products                       3,184,933         2,404,967          1,211,838         1,007,068
   Metal Products                           (188,489)        1,254,856           (400,323)          127,163
                                         -----------       -----------        -----------       -----------
      Operating Profit                     5,772,265         6,713,232          1,787,863         1,981,058
   General corporate expenses             (1,190,440)       (1,487,879)          (257,731)         (702,461)
   Interest expense                       (1,317,005)       (1,780,011)          (432,423)         (540,151)
                                         -----------       -----------        -----------       -----------
                                         $ 3,264,820       $ 3,445,342        $ 1,097,709       $   738,446
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

  The changes in the carrying amount of goodwill for the six months ended September 28, 2002, follow:

           Balance as of December 29, 2001                    $10,603,638
           Goodwill acquired                                       50,735
           Change due to foreign currency translation              (5,944)
                                                              -----------
           Balance as of September 28, 2002                   $10,648,429
                                                              ===========


   Goodwill amortization for the three and nine month periods ended September 29, 2001 were $198,461 and $594,040, respectively. If the provisions of Statement No. 142 had been applied effective December 31, 2000 then the net income for the Company would have been $648,349 or $.18 per diluted share and $2,587,783 or $.70 per diluted share for the three and nine month periods ended September 29, 2001.

Note F - FASB Statement 133 - Accounting for Derivative Instruments and Hedging
         Activities
-------------------------------------------------------------------------------

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


Recent Developments

Effective October 1, 2002 the Company acquired all of the issued and outstanding stock of Canadian Commercial Vehicles Corporation (CCV) for cash of approximately $70,000 and the assumption of approximately $130,000 of debt, which the Company paid upon closing. CCV will be established as a Canadian Subsidiary of The Eastern Company, located in Kelowna, British Columbia, Canada. CCV manufactures lightweight sleeper boxes used in Class 8 trailer trucks. The effects of this acquisition on the Company's consolidated financial position and operation results are not material.

In addition, subsequent to the close of the third quarter, the Company paid down approximately $2.5 million on the revolving credit portion of its debt. The remainder of the revolving credit loan is expected to be refinanced prior to its expiration on July 1, 2003.


Results of Operations

Net income per share for the third quarter of 2002 was $678 thousand or $.19 per diluted share on sales of $20.0 million compared to $529 thousand or $.15 per diluted share on sales of $20.6 million in the third quarter of 2001. As part of our normal accounting procedures, we review accrual provisions, inventories, and accounts receivable on a regular basis. Earnings in the third quarter had a net favorable impact of $.13 per diluted share as a result of normal adjustments relating to inventory and various accruals, as well as, legal expenses relating to patent applications, and bad debt write-offs. Net income for the first nine months of 2002 was $2.1 million or $.57 per diluted share on sales of $61.7 million as compared to the first nine months of 2001 of $2.2 million or $.62 per diluted share on sales of $63.9 million.

Sales for the third quarter 2002 were down 3% compared to the same period a year ago. New product sales contributed 4% and volume of existing products decreased 7%. Sales for the first nine months of 2002 were down 4% compared to the same period a year ago. Volume of existing products was down 7% while new product sales were up 3%.

The Industrial Hardware segment's third quarter sales were up 5% compared to the third quarter of 2001. New product sales increased 8% while volume of existing products decreased 3%. Sales for the first nine months of 2002 were down 1% compared to the same period a year ago. New product sales increased 7% while sales volume of existing products was down 8%. New products include pushbutton locking systems for use on utility truck bodies, rotary locks with cables for tonneau covers and door closures for school and courtesy buses. Sales of heavy hardware to the tractor-trailer industry were down 24% for the first nine months of 2002 as compared to the same period a year ago. However, sales of our heavy hardware in the third quarter increased 12% over the comparable period a year ago, this trend is expected to continue through the fourth quarter. Sales of our school and courtesy bus products were up 26% for the first nine months of the year as compared to the first nine months of 2001. Sales of industrial hardware are off 11% from prior year levels while truck and utility body hardware sales were comparable to prior year levels. The lower sales in the industrial hardware segment is reflective of the overall softness in the economy, however, we anticipate an improvement in business during the fourth quarter of 2002.

The Security Products segment's sales were up 1% in the third quarter of 2002 as compared to the third quarter of 2001. Price increases were up 1%, new products sales were up 2% and volume of existing products was down 2%. Sales for the first nine months of 2002 were up 2% compared to the first nine months of 2001. Price increases were up 1%, new product sales increased 2% and volume of existing products was down 1%. Sales of new products include a three-dial lock, drawer slides, and luggage tags. Sales of locks to the computer industry increased 45% in the third quarter of 2002 as compared to the comparable quarter of 2001, while sales for the first nine months of 2002 increased 29% as compared to the first nine months of 2001. Sales of locks to the electronic industries were up 1% for the first nine months of 2002 as compared to the first nine months of 2001. Sales of locks to the luggage industry remain below prior year levels, however, it is improving gradually and is expected to continue to improve in the fourth quarter of 2002. Sales of security products to the commercial laundry industry increased 6% as compared to the first nine months of 2001. Despite the current economic environment, sales increases were up across the majority of the product lines in the Security Product Segment, with smart card systems accounting for the majority of the increase. The Company continues to pursue new business opportunities through aggressive pricing, improved customer service, intense marketing and a commitment to new product development.

The Metal Products segment's sales were down 20% in the third quarter 2002 as compared to the third quarter of 2001. Volume of existing products was down 19% and prices decreased 1%. Sales for the first nine months were down 19% compared to the first nine months of 2001 all attributable to a decrease in volume. Sales of our contract casting products for use in the commercial and industrial construction industry decreased 20% for the first nine months of 2002 as compared to the first nine months of 2001. Foreign competition from China and Mexico with low labor rates and favorable foreign exchange rates has created pricing pressure and reduced demand for our contract casting products. Beginning in the third quarter of 2002, the Company began to phase out of its low margin contract casting business. Effective 2003, the Metal Product segment will concentrate sales activity in its proprietary mine roof anchor systems. However, the Company will continue to offer contract castings to customers with acceptable profit margins. Sales of our mine roof anchors were down 17% for the first nine months of 2002 as compared to 2001. Demand for our proprietary mine roof anchors remains soft as a result of a mild winter reducing coal usage by utility companies. To combat reduction in our contract casting and mine roof anchor products the Company continues to develop ductile iron casting capabilities in order to compete in the market for smaller sized ductile iron castings. Also, the Company is currently developing a mine roof anchor system to compete with resin bolt systems.

Gross margin as a percentage of sales for the three and nine months ended September 28, 2002 were approximately 28% and 25% respectively compared to 25% and 23% in the comparable periods a year ago. The change in gross margin is primarily the result of product mix and the aforementioned adjustments relating to inventory and various accruals.

Selling and administrative expenses were up 29% or $906 thousand and 6% or $573 thousand respectively for the three and nine months ended September 28, 2002 compared to the same periods a year ago. The increase in selling and administrative expenses for both the three and nine month periods was mainly due to higher legal and professional fees, associated with disallowed patent applications and other professional services, and increased travel expenses compared to the same periods of 2001.

Interest expense decreased by $103 thousand or 19% for the third quarter of 2002 and $458 thousand or 26% for nine months as compared to the same periods in 2001. This decrease in interest expense was due to lower debt and lower interest rates.

Earnings before income taxes for the three months ended September 28, 2002 were up $359 thousand or 49% and for nine months ended September 28, 2002 were down 5% or $181 thousand as compared to the same periods of 2001. The Industrial Hardware segment was up 15% or $130 thousand and down 9% or $278 thousand for the three and nine month periods as compared to the same periods a year ago. The increase in the third quarter was primarily the result of increased sales in the quarter compared to the prior year quarter while the decrease for the first nine months was due to lower sales compared to the prior year period. The Security Products segment earnings before income taxes for the three and nine month periods ended September 28, 2002 were up 20% or $205 thousand and 32% or $780 thousand respectively compared to the comparable periods a year ago. This increase was the result of increased sales volume and the elimination of goodwill amortization expense as required by FASB Statement 142, "Goodwill and Other Intangible Assets" and efficiency gains achieved through the consolidation of our manufacturing operations of CCL Security Products into the Illinois Lock facility in Wheeling Illinois. The Metal Products segment earnings were down 415% or $527 thousand and 115% or $1.4 million for the third quarter and first nine months of 2002 over the same periods a year ago. Lower sales volume in both contract casting and mine roof anchor systems resulted in the lower earnings.

Liquidity and Sources of Capital

Cash flows from operations were $8.6 million for the first nine months of 2002 versus $5.2 million for the same period in 2001. The change in cash flows resulted from changes in the level of sales at all locations and the associated timing differences for collections of accounts receivable and payments of liabilities and changes in inventories. Cash flow from operations coupled with cash on hand at the beginning of the year was sufficient to fund capital expenditures, debt service and dividend payments.

Additions to property, plant and equipment were $1.1 million during the first nine months of 2002 versus $1.5 million for the comparable period a year ago. Total 2002 capital expenditures are not expected to exceed the $3.0 million level of depreciation for the year.

Total inventories as of September 28, 2002 were $15.9 million or $2.7 million lower than year-end 2001. The inventory turnover ratio of 3.9 turns at the end of the third quarter was slightly higher than the prior year third quarter of
3.7 turns and the year end ratio of 3.3 turns. Accounts receivable increased by $700 thousand from year end 2001. The average day's sales in accounts receivable for the third quarter of 2002 was 52 days compared to the 54 days in the third quarter of 2001.

Cash flow from operating activities and funds available under the revolving credit portion of the Company's loan agreement should be sufficient to cover future working capital requirements. The Company borrowings against the revolving credit totaled approximately $5 million as of September 28, 2002, all of which has been classified on the balance sheet under "Current portion of long-term debt". Subsequent to the end of the third quarter the Company paid down approximately $2.5 million of the revolving credit. The Company intends to refinance the remainder of its revolving credit loan prior to its expiration on July 1, 2003. The Company is also in the process of refinancing its long-term debt to reduce quarterly payment requirements.

A summary of the Company's contractual obligations and commitments as of September 28, 2002 (amounts in millions), follows:


       Obligations and
       Commitments        2003    2004    2005     2006     2007     Thereafter
       -----------        ----    ----    ----     ----     ----     ----------
       Revolver           $5.0    $ -     $ -      $ -      $ -        $ -
       Long-term debt      3.7     4.2     12.2     0.2      0.2        0.4
       Operating Leases    0.3     0.3      0.3     0.3      0.2         -
                          ----    ----    -----    ----     ----       ----
              Total       $9.0    $4.5    $12.5    $0.5     $0.4       $0.4

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



ITEM 3            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from what was reported in
Part I, Item 7A of the 2001 Annual Report on Form 10-K, which is incorporated herein by reference.


ITEM 4            CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic SEC filings is recorded, processed and reported within the time periods specified in the SEC's rules and forms. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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


ITEM 2            CHANGES IN SECURITIES AND USE OF PROCEEDS
------            -----------------------------------------
                  None


ITEM 3            DEFAULTS UPON SENIOR SECURITIES-
------            -------------------------------
                  None


ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------            ---------------------------------------------------

                  See the information set forth in Part II, Item 4 of the Form 10-Q of the Company for the quarterly period ended March 30, 2002, which is incorporated herein by reference.


ITEM 5            OTHER INFORMATION
------            -----------------
                  None


ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K
-------           --------------------------------
                  (a)    99(1) The Registrant's Annual Report on Form 10-K for
                               the fiscal year ended December 29, 2001 is incorporated herein by reference.

                         99(2) The Registrant's Quarterly Report on Form 10-Q
                               for the quarterly period ended March 30, 2002 in incorporated herein by reference.

                         99(3) Certifications pursuant to 18 USC 1350, as
                               adopted pursuant to Section 906 of the
                               Sarbanes-Oxley Act of 2002.

                  (b)    None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     THE EASTERN COMPANY
                                     (Registrant)


DATE:  October 24, 2002              /s/Leonard F. Leganza
       ----------------              ---------------------
                                     Leonard F. Leganza
                                     President and Chief Executive Officer

DATE:  October 24, 2002              /s/John L. Sullivan, III
       ----------------              ------------------------
                                     John L. Sullivan, III
                                     Vice President, Secretary and Treasurer

                                 CERTIFICATIONS
I, Leonard F. Leganza, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of The Eastern Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     DATE:  October 24, 2002              /s/Leonard F. Leganza
            ----------------              ---------------------
                                          Leonard F. Leganza
                                          President and Chief Executive Officer

I, John L. Sullivan III, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of The Eastern Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     DATE:  October 24, 2002            /s/John L. Sullivan, III
            ----------------            ------------------------
                                        John L. Sullivan, III
                                        Vice President, Secretary and Treasurer

                                                                   EXHIBIT 99(3)


                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with The Eastern Company (the "Company") Quarterly Report on Form 10-Q for the quarter ended September 28, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Leonard F. Leganza, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



     DATE:  October 24, 2002           /s/Leonard F. Leganza
            ----------------           ---------------------
                                       Leonard F. Leganza
                                       President and Chief Executive Officer







                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with The Eastern Company (the "Company") Quarterly Report on Form 10-Q for the quarter ended September 28, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John L. Sullivan III, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



     DATE:  October 24, 2002           /s/John L. Sullivan, III
            ----------------           ------------------------
                                       John L. Sullivan, III
                                       Vice President, Secretary and Treasurer