Form 10-K
period 2002-12-28
EASTERN CO
filed 2003-03-17
CIK 31107

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
 (Mark One)

  [X]     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the Fiscal Year ended December 28, 2002

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

 The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 29, 2002:

 Common Stock, No Par Value -  $52,410,063

 Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at February 21, 2003
            -----                             --------------------------------
   Common Stock, No Par Value                           3,631,869

 DOCUMENTS INCORPORATED BY REFERENCE
 Portions of the annual proxy statement dated March 17, 2003 are incorporated by reference into Part III.

 The Eastern Company
                                    Form 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002

                                TABLE OF CONTENTS
                                                                           Page
            Table of Contents                                                2.

            Safe Harbor Statement                                            3.

 PART I
 Item 1.    Business                                                         4.

 Item 2.    Properties                                                       8.

 Item 3.    Legal Proceedings                                                9.

 Item 4.    Submission of Matters to a Vote of Security Holders              9.

 PART II
 Item 5.    Market for Registrant's Common Equity and Related
              Stockholder Matters                                            9.

 Item 6.    Selected Financial Data                                         10.

 Item 7.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           11.

 Item 7A.   Quantitative and Qualitative Disclosures
              About Market Risk                                             18.

 Item 8.    Financial Statements and Supplementary Data                     19.

 Item 9.    Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosures                          41.

 PART III
 Item 10.   Directors and Executive Officers of the Registrant              42.

 Item 11.   Executive Compensation                                          42.

 Item 12.   Security Ownership of Certain Beneficial Owners
              and Management                                                42.

 Item 13.   Certain Relationships and Related Transactions                  42.

 Item 14.   Controls and Procedures                                         43.

 PART IV
 Item 15.   Exhibits, Financial Statement Schedule and
              Reports on Form 8-K                                           43.

            Signatures                                                      46.

            Exhibit Index                                                   47.

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

        The business of the Company is the manufacture and sale of industrial hardware, security products and metal products from four U.S. operations and five wholly-owned foreign subsidiaries. The Company maintains nine physical locations.

        RECENT DEVELOPMENTS

        Effective October 1, 2002 the Company acquired all of the issued and outstanding common stock of Canadian Commercial Vehicles Corporation (CCV) for cash of approximately $70,000 and the assumption of approximately $130,000 of debt, which the Company paid upon closing. CCV was established as a Canadian Subsidiary of The Eastern Company, located in Kelowna, British Columbia, Canada. CCV manufactures lightweight sleeper boxes used in Class 8 trailer trucks.

        Effective March 1, 2002 the Company acquired certain assets of the Big Tag Division of Dolan Enterprises, Inc. for cash of approximately $260,000. Big Tag was combined into the Illinois Lock/CCL division of the Company located in Wheeling, Illinois. Big Tag provides high-visibility, custom luggage tags, which the Company will market in conjunction with its custom logo luggage locks to the travel, incentive and premium markets.

        Effective February 1, 2000, the Company acquired all of the issued and outstanding Common Stock of Ashtabula Industrial Hardware Co. (Ashtabula), which was integrated into the Company's Industrial Hardware Group. Ashtabula produces proprietary hardware for school and courtesy bus doors.

        Effective April 6, 2000, the Company acquired two product lines from Hansen International Inc. (Hansen). The product lines produce proprietary locks to secure the lids of tool boxes that are installed in the beds of pickup trucks and other service vehicles. This acquisition represents a natural adjunct to the Industrial Hardware Group's core line of vehicular hardware. It was integrated into our Canadian manufacturing facility in Tillsonburg, Ontario.

        The cost of the Ashtabula and Hansen acquisitions was approximately $4,070,000. All of the above acquisitions have been accounted for using the purchase method. The acquired businesses are included in the consolidated operating results of the Company from their date of acquisition. Neither the actual results nor the pro forma effects of the above acquisitions are material to the Company's financial statements.

        Effective June 29, 2000, the Company acquired the assets and businesses and assumed certain liabilities of Greenwald Industries, Inc. and Greenwald Intellicard, Inc. (the Greenwald businesses). The Greenwald businesses design, manufacture and market coin acceptance systems and provide smart cards, smart card readers, value transfer stations, card management software and interface boards primarily for the commercial laundry industry. The cost of the acquisition of the Greenwald businesses was approximately $24,285,000, including the assumption of approximately $749,000 of current liabilities. Pro forma information for this acquisition is presented in Note 3 to the Company's financial statements included at Item 8 of this Annual Report on Form 10-K.

        (b)  Business Segment Information

        Financial information about business segments is included in Note 12 to the Company's financial statements, included at Item 8 of this Annual Report on Form 10-K.

        (c)  Narrative Description of Business

        The Company operates in three business segments: Industrial Hardware, Security Products and Metal Products.

        Industrial Hardware

        The Industrial Hardware segment consists of Eberhard Manufacturing, Eberhard Hardware Manufacturing Ltd., Canadian Commercial Vehicles Corporation, and Sesamee Mexicana, S.A. de C.V., and designs, manufactures and markets a diverse product line of industrial and vehicular hardware throughout North America. The segment's locks, latches, hinges, handles and related hardware can be found in tractor-trailer trucks, moving vans, off-road construction and farming equipment, school buses, military vehicles and recreational boats. They are also used in pickup trucks, sport utility vehicles and fire and rescue vehicles. In addition, the segment manufactures a wide selection of fasteners and other closure devices used to secure access doors on various types of industrial equipment such as metal cabinets, machinery housings and electronic instruments.

        Typical products include passenger restraint locks, slam and draw latches, dead bolt latches, compression latches, cam-type vehicular locks, hinges, tool box locks, light-weight sleeper boxes and school bus door closure hardware. The products are sold to original equipment manufacturers and distributors through a distribution channel consisting of in-house salesmen and outside sales representatives. Sales and customer service efforts are concentrated through in-house sales personnel where greater representation of our diverse product lines can be promoted across a variety of markets.

        The Industrial Hardware segment sells its products to a diverse array of markets for the truck, bus and automotive industries and to the industrial equipment, military and marine sectors. Although service, quality and price are major criteria for servicing these markets, the continued introduction of new and improved product designs and acquisition of synergistic product lines is vital for maintaining and increasing market share.

        Security Products

        The Security Products segment, made up of Greenwald Industries, Illinois Lock Company/CCL Security Products, World Lock Company Ltd. and World Security Industries Ltd.--is a leading manufacturer of security products. This segment manufactures electronic and mechanical locking devices, both keyed and keyless, for the computer, electronics, vending and gaming industries. The segment also supplies the luggage, furniture, laboratory equipment and commercial laundry industries. With the acquisition of Greenwald the segment manufactures and markets coin acceptors and other coin security products used primarily in the commercial laundry markets. In addition, through the use of "smart card" technology, the segment provides a new level of security for the access control, municipal parking and vending markets.

        Greenwald's product sales include timers, drop meters, coin chutes, money boxes, meter cases, smart cards, value transfer stations, smart card readers, card management software and access control units. Illinois Lock Company/CCL Security Products sales include cabinet locks, cam locks, electric switch locks, tubular key locks and combination padlocks. Many of the products are sold under the names DUO, X-STATIC(R), EXCALIBUR(TM), WARLOCK(TM), LITE LOCK(TM), SESAMEE(R), BIG TAG(R), PRESTOLOCK(R) and HUSKI(TM). These products are sold to original equipment manufacturers, distributors, route operators, and locksmiths through a distribution channel consisting of in-house salesmen, outside sales representatives and distributors. Sales efforts are concentrated through in-house sales personnel where greater representation of our diverse product lines can be promoted across a variety of markets.

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

        Although there continues to be a need for the highly engineered proprietary mine roof support products produced by this segment of the Company, changes in mining technology continue to decrease demand for mechanical anchoring systems. Intense competition from foreign countries has adversely affected our ability to compete effectively in the contract castings market. As a result, the Company began to phase out of its low-margin contract castings business and concentrate on its proprietary mine roof support systems. To offset declines in the production of malleable iron castings, the Company has invested in the necessary equipment for the production of ductile iron castings.

        Raw materials and outside services were readily available from domestic sources for all of the Company's segments during 2002 and are expected to be readily available in 2003 and the foreseeable future. The Company also obtains materials from Asian affiliated and nonaffiliated sources. The Company has not experienced any significant problems obtaining material from its Asian sources in 2002 and does not expect any problems in 2003.

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

        Customer lists for all business segments are broad-based geographically and by markets and sales are not highly concentrated by customer. No customer accounted for 10% or more of the Company's consolidated revenue for the year ended December 28, 2002.

        The dollar amount of the level of orders in the Company is believed to be firm as of fiscal year ended December 28, 2002 at $9,672,000, as compared to $7,760,000 at December 29, 2001.

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

        Research and development expenditures in 2002 were $1,041,000 and represented approximately 1% of gross revenues. In 2001 and 2000 they were $1,006,000 and $176,000, respectively. The increase in research costs is primarily attributable to the Greenwald division, where ongoing research in both the mechanical and smart card product lines is necessary in order to remain competitive and to continue to provide technologically advanced smart card systems. Other research projects include the development of a remote entry lock, a mini switch lock, a tonneau lock, new mining products, and various transportation and industrial hardware products.

        The Company does not anticipate that compliance with federal, state or local environmental laws or regulations will have a material effect on the Company's capital expenditures, earnings or competitive position.

        The average number of employees in 2002 was 540.

         (d) Financial Information about Foreign and Domestic Operations and Export Sales

        The Company includes four separate operating divisions located within the United States, two wholly-owned Canadian subsidiaries, one located in Tillsonburg, Ontario, Canada, and one in Kelowna, British Columbia, Canada, a wholly-owned Taiwanese subsidiary located in Taipei, Taiwan, a wholly-owned subsidiary in Hong Kong and a wholly-owned subsidiary in Mexico.

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

         The Canadian Commercial Vehicles Corporation, a wholly-owned subsidiary in Kelowna, British Columbia, leases 32,500 square feet of building space located in an industrial park. The building is made from brick and concrete, contains approximately 2,400 square feet of office space and houses a modern paint booth for finishing our products. The building is protected by a F1 rated fire suppression system and alarmed for fire and security. The current lease is renewable for another 3 years.

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

        The Illinois Lock Company/CCL Security Products Division leases land and a building containing 44,000 square feet in Wheeling, Illinois. The building is brick and located in an industrial park. A five-year lease was signed in 2001, which expires on May 31, 2006 and is renewable.

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

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

                                     PART II
ITEM 5   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

        The Company's common stock is traded on the American Stock Exchange (ticker symbol EML). The approximate number of record holders of the Company common stock on December 28, 2002 was 701.

 High and low stock prices and dividends for the last two years were:


                          2002                                                            2001
  -------------------------------------------------------       ----------------------------------------------------------
                      Market Price                                                   Market Price
  Quarter           High         Low         Dividend           Quarter            High          Low      Dividend
  -------------------------------------------------------       ----------------------------------------------------------
  First            $16.25       $11.75         $.11             First             $17.05        $13.00         $.11
  Second            16.10        14.36          .11             Second             15.60         14.15          .11
  Third             14.60        12.00          .11             Third              15.31         12.50          .11
  Fourth            12.35        11.00          .11             Fourth             13.45         11.65          .11

        The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements, and financial conditions. The payment of dividends is subject to the restrictions of the Company's loan agreement if such payment would result in an event of default.

        The following table sets forth information regarding securities authorized for issuance under the Company's equity compensation plans as of December 28, 2002, including the Company's 1989, 1995, 1997 and 2000 plans.

                                         Equity Compensation Plan Information
                                         ------------------------------------

Plan category                           Number of securities        Weighted-average           Number of securities
                                                                                             remaining available for
                                          to be issued upon        exercise price of          future issuance under
                                             exercise of              outstanding           equity compensation plans
                                        outstanding options,       options, warrants          (excluding securities
                                         warrants and rights           and rights            reflected in column (a))
                                       ------------------------    -------------------     -----------------------------
                                                 (a)                       (b)                         (c)
Equity compensation plans approved
   by security holders                              440,000 (1)             $14.02                          257,142 (2)
Equity compensation plans not
   approved by security holders                     249,000 (3)              12.49                           52,500 (4)
                                       ------------------------    -------------------     -----------------------------
Total                                               689,000                 $13.48                          309,642
                                       ========================    ===================     =============================

     1 Includes options outstanding under the 1989, 1995 and 2000 plans.
     2 Includes shares available for future issuance under the 1989, 1995 and
       2000 plans.
     3 Includes options outstanding under the 1997 plan.
     4 Includes shares available for future issuance under the 1997 plan.

On September 17, 1997 the compensation committee of the board of directors of the Company adopted The Eastern Company 1997 Directors Stock Option Plan (the "1997 Plan") which by its terms will expire either on September 16, 2007 or upon any earlier termination date established by the board of directors. The 1997 Plan authorizes the grant of non-qualified stock options to the non-employee directors of the Company to purchase shares of common stock. The exercise price of any options granted under the 1997 Plan is set by the compensation committee. However, all options granted to date under the 1997 Plan have required an exercise price equal to 100% of the fair market value of the shares of common stock of the Company on the date of grant. On December 15, 1999, the board of directors approved an increase in the total number of shares of common stock which may be issued under options granted under the 1997 Plan from 225,000 shares to 325,000 shares.

On March 26, 1997, the shareholders of the Company approved The Eastern Company Directors Fee Program (the "Program"). Under the terms of the Program, all retainer fees and meeting fees paid to the non-employee directors of the Company are paid in shares of common stock of the Company rather than in cash. The number of shares of common stock that will be issued under the Program will depend on the amount of retainer fees and meeting fees payable to the non-employee directors and the fair market value of the shares of common stock of the Company at the time of their issuance under the Program.


ITEM 6   SELECTED FINANCIAL DATA

                                                     2002          2001          2000         1999          1998
                                                     ----          ----          ----         ----          ----
INCOME STATEMENT ITEMS (in thousands)
Net sales                                         $ 81,337      $ 82,825      $ 88,192     $ 74,678      $ 70,750
Cost of products sold                               60,637        60,783        62,192       52,460        49,470
Depreciation and amortization                        3,565         4,461         3,639        2,723         2,912
Interest expense                                     1,716         2,259         1,786          646           549
Income before income taxes                           4,734         6,085        10,657        9,894         8,723
Income taxes                                         1,442         2,172         3,602        3,356         3,280
Net income                                           3,292         3,913         7,055        6,538         5,443
Dividends                                            1,598         1,599         1,601        1,573         1,429

BALANCE SHEET ITEMS (in thousands)
Inventories                                       $ 16,535      $ 18,591      $ 17,103     $ 14,040      $ 12,778
Working capital                                     25,600        27,131        26,298       24,734        21,121
Property, plant and equipment, net                  25,050        26,486        27,328       16,365        15,033
Total assets                                        76,133        81,896        84,857       54,894        50,072
Shareholders' equity                                37,903        40,056        38,538       33,400        28,486
Capital expenditures                                 1,560         1,895         5,065        3,690         4,397
Long-term obligations, less current portion         18,921        25,014        28,540        8,565         8,552

PER SHARE DATA
Net income per share
   Basic                                            $  .91       $  1.08       $  1.95      $  1.80       $  1.49
   Diluted                                             .89          1.07          1.93         1.75          1.43
Dividends                                             0.44          0.44          0.44         0.43          0.39
Shareholders' equity                                 10.44         11.06         10.64         9.21          7.81
Average shares outstanding (Basic)               3,631,278     3,623,291     3,621,449    3,626,001     3,645,360


The per share data in the table above reflects a 3-for-2 stock split effective May 1999.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Net income for 2002 totaled $3.3 million, or $.89 per diluted share, on sales of $81.3 million. These results represent a 16% decrease in net income from 2001 and a 2% decrease in sales. Net income for 2001 was $3.9 million, or $1.07 per diluted share, on sales of $82.8 million. Net income declined more sharply than sales because the Company incurred additional costs related to workers compensation; higher property and liability premiums as a result of a tight insurance market; higher health insurance costs; and increased pension expenses due to the declines in the stock market. The Company ended 2002 with a backlog level 25% above that at year-end 2001, totaling $9.7 million.

        Net income for the 2002 fourth quarter totaled $1.2 million, or $.32 per diluted share, on sales of $19.7 million. These figures represent a 30% decline in net income and a 4% increase in sales from 2001. Net income for the 2001 fourth quarter totaled $1.7 million, or $.46 per diluted share, on sales of $18.9 million. The increase in 2002 sales was mainly due to the acquisition of Canadian Commercial Vehicles in the fourth quarter of 2002. The decline in 2002 earnings was due to a one-time gain of $450,000 ($0.12 per diluted share) recorded in the 2001 fourth quarter as the result of the Company's receiving approximately 26,000 shares of Prudential Financial Inc. common stock.

        The gross margin for the fourth quarter of 2002 was 26% of net sales as compared to 31% for the fourth quarter of 2001. Product mix and higher costs related to insurance, workers compensation and pensions accounted for the reduction in the gross margin percentage.

        Selling and administrative expenses in the 2002 fourth quarter totaled $3.4 million, a 6% decrease from the 2001 level. This decrease was mainly due to lower advertising expenses in 2002.

RESULTS OF OPERATIONS

        The following table shows, for 2000-2002, each line item from the consolidated statements of income as a percentage of net sales.


                                                    2002       2001       2000
                                                    ----       ----       ----

       Net sales                                   100.0%     100.0%     100.0%
       Cost of products sold                        74.6%      73.4%      70.5%
       Gross margin                                 25.4%      26.6%      29.5%

       Selling and administrative expense           17.6%      17.6%      15.6%
       Other income                                  0.1%       1.0%       0.2%
       Interest expense                              2.1%       2.7%       2.0%
       Income before income taxes                    5.8%       7.3%      12.1%
       Income taxes                                  1.8%       2.6%       4.1%

       Net income                                    4.0%       4.7%       8.0%


Fiscal 2002 Compared to Fiscal 2001

        Net sales for 2002 decreased 2% ($1.5 million) to $81.3 million from $82.8 million for 2001. Volume of existing products reduced sales by 6%, while new product introductions raised sales by 4%.

        The Industrial Hardware segment experienced a 4% increase in sales. Volume of existing products decreased sales by 4%, while internally developed new products (for the utility truck and vehicular accessory markets) increased sales by 8%. Sales of heavy hardware to the tractor-trailer industry decreased 4% from 2001 levels. Sales to this market have been down since the latter half of 2000. In the second quarter of 2002, the trailer industry began to see signs of recovery when trailer orders rose to their highest level in nine quarters. Despite the overall improvement in the trailer industry, several of our customers saw their trailer sales decline from the previous year. This market is expected to show further improvement throughout 2003. However, with the continued slow economy and record-high fuel costs, the trailer industry's recovery could be weakened.

        Sales of industrial hardware (such as rotary locks, locking recessed handles, multi-point paddle handles and slam latches) to original equipment manufacturers and distributors were down 5% from 2001. This was primarily due to the continued softness in the economy. Sales of school bus door closures increased 27% in 2002 as customers came back to our standard door control after moving to a competitor's linear door control design in 2001, whose products resulted in numerous user complaints. Sales of automotive accessories (toolbox locks, push-button locks and rotary latches) rose 52%; the improved demand for our hardware was due to an increase in sales of light trucks that resulted from auto industry promotions. Sales at the Company's Mexican operations decreased 3% from 2001 primarily due to economic conditions in Mexico.

        Despite the slowdown in the economy, the Company continued to invest in new products and acquire businesses that complement its existing operations or provide opportunities to enter new markets. To that end, on October 1, 2002, the Company acquired 100% of the outstanding stock of Canadian Commercial Vehicles Corporation. This company, located in Kelowna, British Columbia, manufactures lightweight sleeper boxes for Class 8 trailer trucks. By using a core composite honeycomb technology in the fabrication process, the company is able to produce extremely lightweight panels in a range of strengths and stiffnesses. Panels with low strength and stiffness are suitable for such low-load applications as domestic internal doors, while panels with high strength and stiffness are suitable for such high-load applications as aircraft components.

        Canadian Commercial Vehicles currently does not have a material effect on the Company's consolidated financial position and results of operations. However, the product it produces lends itself to the industrial, transportation and marine industries, markets to which we presently provide locking, latching and other hardware devices. This acquisition will open opportunities for both Eberhard Manufacturing and Canadian Commercial Vehicles to sell complete systems such as doors or hatches with the hardware pre-installed. The Company intends to invest in the resources necessary to expand Canadian Commercial Vehicles' current operations and focus it on additional market areas such as the automotive, recreational vehicle and marine industries. In addition, this acquisition gives the Company an opportunity to introduce its automotive accessory hardware into the Class 8 truck market, an area where it has had little presence previously.

        In the Security Products segment, sales were 2% higher than in 2001. Volume of existing products decreased sales by 1% while new product introductions increased sales by 2% and price increases raised sales by 1%. Sales of locks to the computer industry grew 50% in 2002. The increase was primarily caused by the introduction of new computer products requiring locks, which resulted in a gain in market share from competitors. Sales of high-security locks for coin-operated vending and gaming equipment were up 8% in 2002. That increase was primarily the result of our gaining market share from our competition in an otherwise flat or down market. Sales of locks to distributors servicing lower-volume accounts increased 14%, while sales to the industrial controls and accessories market decreased slightly. Sales of locks for access doors, furniture, electronics equipment and vehicular applications were down 11% from 2001 levels, mainly because of the overall softness in the general economy. Sales of luggage locks for the travel industry declined 27%; sales to this market have been hard-hit in the wake of the September 11 terrorist attacks, and they continue to be impacted by the Transportation Security Administration (TSA) declaration that passengers should not lock their checked baggage on commercial airline flights. As a result, the CCL Security Products Division has introduced PrestosealTM, a device which allows the TSA access to checked luggage and lets the owner of the bag know when someone has opened it.

        In March 2002, the Company acquired certain assets of the Big Tag Division of Dolan Enterprises, Inc. Among these assets was a high-visibility luggage tag (The Big Tag(R)) which the Company is marketing with its PRESTOLOCK(R) to the travel and premium markets.

        Sales of security products to the commercial laundry industry increased 5% from 2001. Sales of Smart Card products continued to grow, offsetting any declines that occurred in sales of the Company's mature products for the laundry sector. The growth in Smart Card product sales was driven by greater acceptance of Smart Card technology among both existing and new customers. The successful introduction of our new coin acceptor product also contributed to the higher sales to the laundry industry. During the year, the Company completed its move of the CCL Security Products Division from New Britain, Connecticut, to Wheeling, Illinois, where it was combined with the Company's Illinois Lock Company Division.

        In the Metal Products segment, sales were down 18% from the previous year. Volume accounted for the reduction in sales. Sales of contract castings were down 20% from 2001. This decrease was mainly due to the loss of customers who decided to source their contract casting work from China and Mexico. Because of lower labor and operating costs in these countries coupled with favorable currency exchange rates, the price of imported castings is often below that of U.S.-produced castings. Beginning in the third quarter of 2002, the Company began to phase out its low-margin contract casting business and concentrate instead on its proprietary mine roof anchor systems. However, the Company will continue to offer contract castings to customers when profit margins are acceptable. In addition, to maintain utilization rates in its factory, the Company has developed capabilities for producing castings from ductile iron (previously, it used only malleable iron for its castings business). The new capabilities will enable the Company to supply additional products and services to its customers.

        Sales of mine roof support anchors decreased 16% from 2001. During 2002, demand for these products declined as a result of an unusually warm 2001-2002 winter, which caused the demand for electric power to drop for the first time in 10 years. Faced with a lower demand for power, utility companies reduced their use of coal.

        Management believes coal, however, will remain the backbone of the U.S. energy supply. Known coal reserves are spread over 100 countries and will last 200 years at current production levels. In contrast, known oil and gas reserves worldwide are expected to last around 40 and 60 years, respectively, at current production levels; 70% of those reserves are in the Middle East. Approximately 1 billion tons of coal are mined in the United States each year, and about 92% of that volume is consumed by power companies. Although the demand for coal is influenced by the weather and the price of natural gas and oil, coal is still the least costly and most price-stable energy source available today. The Bush administration has placed coal at the forefront of its plans to meet projected U.S. energy demands over the next 20 years.

        With new clean coal technologies that can cut emissions of pollutants from power plants by as much as 90%, utility companies have shown a great interest in building more new coal-fired plants to meet U.S. energy needs. Already, as many as 43 additional facilities have been proposed throughout the country. Although changes in coal mining technology have caused the number of underground coal mines to decline, there continues to be a need for mine roof support systems. To more effectively meet this need and to compete with resin bolt systems, we have developed a new mine roof anchor system that provides additional bolting solutions.

        Total gross margin for 2002 decreased 6%, or $1.3 million, from 2001. The decrease resulted from the combination of lower sales and increased costs for workers compensation, insurance and pensions. The gross margin percentage for 2002 was approximately 1 percentage point below the 2001 level--25.4% versus 26.6%.

        Total selling and administrative expenses were down 2%, or $247,000, from 2001. The decrease was due to the elimination of the goodwill amortization expense in 2002 as a result of the Company's adoption of Financial Accounting Board Statement No. 142 "Goodwill and Other Intangible Assets". The elimination of this expense item was offset somewhat by increased compensation expenses in 2002.

        Interest expense decreased 24%, or $543,000, from 2001 due to lower interest rates and lower outstanding balances resulting from payments on debt.

        Earnings before income taxes in 2002 decreased 22%, or $1.4 million, from 2001. Pretax earnings for the Industrial Hardware segment rose by 24%, or $810,000. This increase was due to higher sales volume and increased utilization of production facilities and sales of new products with higher margins. The Security Products segment experienced an increase of 29%, or $904,000, in pretax earnings. This increase was mainly due to an increase in sales volume and increased efficiency resulting from the consolidation of CCL Security Products into the Company's Illinois Lock Company. In the Metal Products segment, pretax earnings were down 103%, or $2.5 million, due to an 18% reduction in sales volume, an under-utilization of productive capacity, personnel costs associated with the downsizing of our operation and a significant increase in workers compensation costs, these costs related to both the current year premium and additional costs associated with claims under prior year policies. The Company's prior policies have reached their maximum expense for all but one policy period. The Company expects additional maximum expense related to this one policy period of approximately $200,000 to be reached in 2003. Corporate expenses were 184%, or $1.1 million more than 2001 due to higher personnel expenses in 2002, and the fact that 2001 corporate expense included a one-time gain before income taxes of $748,000 received from Prudential Financial Inc. in its issuance of stock during its demutualization to a public company.

        The effective tax rate in 2002 was 31%, down from 36% in 2001. The lower rate for 2002 was due to a higher percentage of earnings derived in countries with a lower tax rate.

        Fiscal 2001 Compared to Fiscal 2000

        Net sales for 2001 decreased 6% ($5.4 million) to $82.8 million from $88.2 million for 2000. Volume of existing products reduced sales by 10%, while new product introductions raised sales by 3% and price increases raised sales by 1%.

        The Industrial Hardware segment experienced an 18% decline in sales. Volume of existing products decreased sales by 26%, while internally developed new products (for the utility truck and vehicular accessory markets) increased sales by 6% and price increases raised sales 2%. Sales of heavy hardware to the tractor-trailer market decreased 39% from 2000 levels. Sales to this market began to decline in the latter half of 2000, when truck and trailer manufacturers with excessive inventories started to reduce their purchases.

        Sales of industrial hardware (such as rotary locks, locking recessed handles, multi-point paddle handles and slam latches) to original equipment manufacturers and distributors were off 15% from 2000. This was primarily due to the downturn in the manufacturing sector of the economy. Sales of school bus door closures decreased 13%; and sales of automotive accessories (toolbox locks, push-button locks and rotary latches) declined 8%. Sales at the Company's Mexican operations decreased 4% from 2000. Despite the slowdown in the economy, the Company continued to invest in new products, including a recently developed electronic bus door control device.

        In the Security Products segment, sales were 12% higher than in 2000. Price increases raised sales by 1%, and volume increases raised sales 11%. The volume increases were primarily due to the acquisition of the Greenwald businesses, which were added to the Security Products segment in the third quarter of 2000. Excluding the effect of Greenwald, sales would have been down 16% in 2001.

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

        Sales of security products to the commercial laundry industry were also affected by the slowdown in the economy. Sales to original equipment manufacturers were off by 8% for the year. Sales to distributors in the commercial laundry industry were comparable to prior-year levels, while sales to the route operators in that industry were down slightly. Sales of Smart Card products to the industry, however, grew by 24% from the prior year due to greater acceptance of Smart Card technology and an increase in our customer base.

        Despite the decline in business during 2001, the Company continued to invest in research and development in order to introduce new products and technology in the mechanical and Smart Card product lines. During 2001, the Company introduced a high-security push-button lock for medical cabinetry applications, and also introduced a new drawer slide product line. These new products met with a positive response from our local sales representatives and current customers and from trade show attendees.

        In the Metal Products segment, sales were down 14% from the previous year. Volume reduced sales 15%, while price increases raised sales 1%. Sales of contract castings were down 37% from 2000. This decrease was mainly due to the loss in 2001 of orders we had received from another foundry in 2000 when that foundry was temporarily shut down by a fire. Without this temporary contract casting business included in 2000, sales would have been down 13% in 2001. The contract casting business continues to be adversely affected by the importation of castings from China and Mexico. Because of lower labor costs in these countries and favorable currency exchange rates, the imports are creating pricing pressures in the casting markets.

        Sales of mine roof support anchors increased 16% from 2000. The energy crisis in California and the surge in natural gas prices in 2000 and early 2001 led to a heightened demand for coal, which in turn led to the reopening of several underground coal mines that used the Company's proprietary mine roof anchor support systems. Although the demand for coal is influenced by the weather and the price of natural gas and oil, coal is still the least costly and most price-stable energy source available today. At the same time, mining technology has evolved over the years; with fewer underground mines in operation, there is now less call for mine roof support systems than there was in the past. To remain competitive as mining techniques have changed, the Company has developed alternative products and new manufacturing methods. A new mine roof anchor system has been developed to more effectively compete with resin bolt systems. In addition, the Company has invested in the equipment and developed the technical knowledge necessary to begin the production of ductile iron. Ductile iron is superior to malleable iron, and is lower in cost to produce.

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

Liquidity and Sources of Capital


                                                      2002      2001      2000
                                                      ----      ----      ----

      Current ratio                                    3.5       3.7       3.2
      Average days' sales in accounts receivable        50        52        55
      Inventory turnover                               3.7       3.3       3.6
      Ratio of working capital to sales               31.5%     33.4%     29.8%
      Total debt to market capitalization             52.4%     65.8%     66.5%
      Total debt to total shareholders' equity        56.9%     70.9%     81.6%

        On December 27, 2002, the Company amended its unsecured loan agreement (the Loan Agreement) with its lender. As a result, the term portion of the Loan Agreement ($18.6 million on December 27, 2002) is to be paid in quarterly principal payments of $600,000 during 2003, and the payments are then to increase annually until maturity on January 1, 2009. As required, the Company maintains an interest rate swap contract with the lender with an original amount of $15.0 million; this amount is reduced on a quarterly basis in accordance with the principal repayment schedule of the term portion of the Loan Agreement ($11.2 million on December 28, 2002). The interest rate on the swap contract is fixed at 9.095%. Under the revolving credit portion of the Loan Agreement, the Company may borrow up to $7.5 million through July 1, 2005, and must pay a quarterly commitment fee of 0.25% on the unused portion. As of December 28, 2002, $1.5 million was outstanding under the revolving credit portion of the Loan Agreement.

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

        As of December 28, 2002 scheduled annual principal maturities of long-term debt, including capital lease obligations, for each of the next five years follow: 2003 - $2,628,664; 2004 - $2,606,076; 2005 - $4,509,811; 2006 -
  $3,420,523; and 2007 - $3,831,782.

        The ratio of working capital to sales was 31.5% in 2002, 33.4% in 2001 and 29.8% in 2000. The higher ratio in 2001 was due to planned increases in inventory levels and an investment in common stock received as compensation from Prudential Financial in connection with Prudential's demutualization in the fourth quarter of 2001.

        Accounts receivable were at approximately the same levels at the end of 2002 and 2001. The average days' sales in accounts receivable equaled 50 in 2002 compared with 52 days in 2001 and 55 days in 2000. The Company continues to focus on improvement and collection of accounts receivable.

        Inventories decreased in 2002 by 11%, or $2.1 million, from 2001. The decrease reflected a planned reduction at Frazer & Jones resulting from a decline in contract casting customers; it also was due to the stocking of additional inventory in 2001 for CCL's move from New Britain, CT, to Wheeling, IL. Inventory turnover remained substantially unchanged at 3.7 times in 2002 versus 3.3 times in 2001 and 3.6 times in 2000. Inventories at some locations are slightly higher than required, and the Company continues to focus on reducing levels in order to free up working capital.

        Capital expenditures in 2002, 2001 and 2000 were $1.6 million, $1.9 million and $5.1 million, respectively. The Company continuously upgrades and replaces existing equipment to expand capacity, improve efficiency and satisfy safety and environmental requirements. The Company expects capital expenditures for 2003 will be approximately $1.5 million to $2.5 million.

        The Company's leases certain equipment and buildings under cancelable and non-cancelable operating leases expiring at various dates up to ten years. Rent expense amounted to $306,000 in 2002, $304,000 in 2001 and $407,000 in
  2000.

        Cash flow generated from operations in 2002 was $11.4 million, which was more than sufficient to service our term loan, pay dividends, fund capital expenditures, pay down $3.5 million on our revolving credit loan and internally finance two small business acquisitions.

        The present financial strength of the Company's balance sheet--demonstrated by a current ratio of 3.5 to 1, positive cash flow from operating activities and availability of a $7.5 million credit line --will enable the Company to meet its current obligations and continue to grow in 2003.

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

Other Matters

Critical Accounting Policies

        The preparation of the financial statements in accordance with generally accepted accounting principles (GAAP) requires management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Areas of uncertainty that require judgments, estimates and assumptions include the accounting for derivatives, environmental matters, the testing of goodwill and other intangible assets for impairment, proceeds on assets to be sold, pensions and other postretirement benefits, and tax matters. Management uses historical experience and all available information to make its estimates and assumptions, and actual results will inevitably differ from the estimates and assumptions that are used to prepare the Company's financial statements at any given time. Despite these inherent limitations, management believes that Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and related footnotes provide a meaningful and fair picture of the Company.

        Management believes that the application of these estimates and assumptions on a consistent basis enables the Company to provide the users of the financial statements with useful and reliable information about the Company's operating results and financial condition.

 Allowance for Doubtful Accounts

        We continuously monitor payments from our customers and maintain allowances for doubtful accounts, that is, for estimated losses resulting from the inability of our customers to make required payments. When we evaluate the adequacy of our allowances for doubtful accounts, we take into account various factors including our accounts receivable aging, customer creditworthiness, historical bad debts and geographic risk. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

 Inventory Reserve

        Inventories are valued at the lower of cost or market, generally determined by the last-in, first-out (LIFO) method. Accordingly, a LIFO valuation reserve is calculated using the link chain method and is maintained to properly value these inventories. We review the net realizable value of inventory in detail on an ongoing basis, giving consideration to deterioration, obsolescence and other factors. Based on these assessments, we provide for an inventory reserve in the period in which an impairment is identified. The reserve fluctuates with market conditions, design cycles and other economic factors.

 Goodwill and Intangible Assets

        Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited. Goodwill and intangible assets with indefinite useful lives are not amortized. Prior to 2002, goodwill and indefinite-lived intangible assets were amortized over periods ranging from 5 to 17 years. Each year during the second quarter, the carrying value of goodwill and other intangible assets with indefinite useful lives is tested for impairment. During 2002, the Company used the discounted cash flow method to calculate the fair value of its reporting units with goodwill. If it is determined that the carrying value exceeds fair value, an impairment loss is recognized at that time. The determination of discounted cash flows is based on the businesses' strategic plans and long-range planning forecasts. The revenue growth rates included in the plans are management's best estimates based on current and forecasted market conditions, and profit margin assumptions are projected by each segment based on the current cost structure and anticipated cost reductions. If different assumptions were used in these plans, the related undiscounted cash flows used in measuring impairment could be different and additional impairment of assets might be required to be recorded.

 Pension and Other Postretirement Benefits

        The amounts recognized in the consolidated financial statements related to pension and other postretirement benefits are determined from actuarial valuations. Inherent in these valuations are assumptions about such factors as expected return on plan assets, discount rates at which liabilities could be settled, rate of increase in future compensation levels, mortality rates and trends in health insurance costs. These assumptions are reviewed annually and updated as required. In accordance with GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, affect the expense recognized and obligations recorded in future periods.

        The expected long-term rate of return on assets is developed with input from the Company's actuarial firms. Also considered is the Company's historical experience with pension fund asset performance in comparison with expected returns. The long-term-rate-of-return assumption used for determining net periodic pension expense for 2002 was 9%. The Company reviews the long-term rate of return each year. Raising or lowering the expected long-term rate of return by 0.25% would impact 2003 pension expense by approximately $67,000. Future actual pension income and expense will depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in the Company's pension plans.

         The recent declines in equity markets and interest rates have had a negative impact on the Company's pension plan liability and the fair value of its plan assets. As a result, the accumulated benefit obligation exceeded the fair value of plan assets at the end of 2002 for two of the Company's plans, which resulted in a $4 million charge to shareholders' equity in the fourth quarter.

        The Company expects to make cash contributions to its pension plans of approximately $1 million in 2003.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's foreign manufacturing facilities account for approximately 14% of total sales and 13% of total assets. Its U.S. operations buy from and sell to these foreign affiliates, and also make limited sales (less than 11% of total sales) to nonaffiliated foreign customers. This trade activity could be affected by fluctuations in foreign currency exchange or by weak economic conditions. The Company's currency exposure is concentrated in the Canadian dollar, Mexican peso, New Taiwan dollar and Hong Kong dollar. Because of the Company's limited exposure to foreign markets, any currency exchange gains or losses have not been material and are not expected to be material.

        The Company is exposed to interest rate risk with respect to its unsecured Loan Agreement, which provides for interest based on LIBOR plus a spread of up to 2%. The spread is determined by a comparison of the Company's operating performance with agreed-upon financial targets. Since the Company's performance depends to a large extent on the overall economy, the interest rate paid by the Company under its Loan Agreement is closely linked to the trend in the U.S. economy. The current interest rate spread is 1.75% on the term loan portion and 1.50% on the revolving credit line portion of the Loan Agreement. Changes in LIBOR rates will also affect the Company's interest expense. To hedge against future LIBOR rate increases, the Company has a swap contract on part of the term loan portion of the Loan Agreement. The interest rate on the contract is 9.095%. The notional amount of the swap contract is reduced on a quarterly basis in accordance with the principal repayment schedule for the term portion of the Loan Agreement. The notional amount of the swap contract was $11.2 million as of December 28, 2002.

        The remainder of the term debt is subject to the volatility of short-term interest rates, where a 1% change in interest rates would cause an $89,500 increase or decrease in the Company's annual interest cost. While the Company could enter into an additional swap agreement to fix the rate, it does not expect to do so.

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 The Eastern Company

  Consolidated Balance Sheets

                                                                             December 28          December 29
                                                                                2002                 2001
                                                                                ----                 ----

ASSETS
Current Assets
    Cash and cash equivalents                                               $ 5,939,232          $ 4,955,020
    Investment in common stock, at market                                       807,438              850,017
    Accounts receivable, less allowances of $304,000 in 2002 and
       $344,000 in 2001                                                      10,824,807           10,814,017

    Inventories:
       Raw materials and component parts                                      7,658,722            8,228,364
       Work in process                                                        4,226,858            4,390,818
       Finished goods                                                         4,649,077            5,971,665
                                                                            -----------          -----------
                                                                             16,534,657           18,590,847

    Prepaid expenses and other                                                1,336,383            1,190,917
    Deferred income taxes                                                       564,000              640,200
                                                                            -----------          -----------
Total Current Assets                                                         36,006,517           37,041,018

Property, Plant and Equipment
    Land                                                                        701,016              700,960
    Buildings                                                                11,351,043           11,447,209
    Machinery and equipment                                                  28,390,569           28,675,455
    Accumulated depreciation                                                (15,392,659)         (14,337,979)
                                                                            -----------          -----------
                                                                             25,049,969           26,485,645

Other Assets
    Goodwill and trademarks, less accumulated amortization of
       $1,256,442 in 2002 and $1,292,848 in 2001                             10,514,047           10,701,735
    Patents, technology and licenses, less accumulated amortization of $2,382,037 in 2002 and $1,951,862 in 2001
                                                                              2,111,865            2,346,546
    Intangible pension asset                                                  1,112,129                    -
    Prepaid pension cost                                                      1,338,010            5,321,110
                                                                            -----------          -----------
                                                                             15,076,051           18,369,391
                                                                            -----------          -----------
                                                                            $76,132,537          $81,896,054
                                                                            ===========          ===========

 Consolidated Balance Sheets

                                                                             December 28          December 29
                                                                                2002                 2001
                                                                                ----                 ----
Current Liabilities
    Accounts payable                                                        $ 3,838,412          $ 3,471,951
    Accrued compensation                                                      1,923,463              982,464
    Other accrued expenses                                                    2,015,979            2,066,734
    Current portion of long-term debt                                         2,628,664            3,388,662
                                                                            -----------          -----------
Total Current Liabilities                                                    10,406,518            9,909,811

Deferred income taxes                                                           737,987            3,126,500
Long-term debt, less current portion                                         18,920,747           25,013,906
Accrued postretirement benefits                                               2,578,156            2,735,910
Interest rate swap obligation                                                 1,138,086            1,054,420
Accrued pension obligation                                                    4,448,197                    -

Shareholders' Equity
    Voting Preferred Stock, no par value:
       Authorized and unissued: 1,000,000 shares
    Nonvoting Preferred Stock, no par value:
       Authorized and unissued: 1,000,000 shares
    Common Stock, no par value:
       Authorized: 25,000,000 shares
       Issued: 3,631,869 shares in 2002 and 3,629,185 shares in 2001;
          excluding shares held in treasury of 1,657,320 in 2002 and
          1,652,320 in 2001                                                     883,695              839,155
    Retained earnings                                                        42,638,351           40,944,315
    Accumulated other comprehensive income (loss):
       Foreign currency translation                                            (898,137)          (1,156,515)
       Additional minimum pension liability, net of taxes                    (4,073,870)                   -
       Derivative financial instruments, net of taxes                          (683,086)            (632,420)
       Unrealized holding gain on investment in common stock, net of             35,893               60,972
          taxes
                                                                            -----------          -----------
                                                                             (5,619,200)          (1,727,963)
                                                                            -----------          -----------
Total Shareholders' Equity                                                   37,902,846           40,055,507
                                                                            -----------          -----------
                                                                            $76,132,537          $81,896,054
                                                                            ===========          ===========

 See accompanying notes.

 Consolidated Statements of Income

                                                                                 Year ended

                                                             December 28         December 29          December 30
                                                                2002                2001                 2000
                                                                ----                ----                 ----
Net sales                                                   $ 81,337,207        $ 82,825,353         $ 88,192,294
Other income                                                      67,564             866,031              227,305
                                                            ------------        ------------         ------------
                                                              81,404,771          83,691,384           88,419,599
Costs and expenses
    Cost of products sold                                     60,637,151          60,782,769           62,191,769
    Selling and administrative                                14,317,256          14,563,913           13,784,638
    Interest                                                   1,716,056           2,259,347            1,786,325
                                                            ------------        ------------         ------------
                                                              76,670,463          77,606,029           77,762,732
                                                            ------------        ------------         ------------

Income before income taxes                                     4,734,308           6,085,355           10,656,867

Income taxes                                                   1,442,408           2,172,436            3,601,378
                                                            ------------        ------------         ------------
Net income                                                  $  3,291,900        $  3,912,919         $  7,055,489
                                                            ============        ============         ============

Earnings per Share
    Basic                                                      $   .91             $  1.08              $  1.95
                                                            ============        ============         ============

    Diluted                                                    $   .89             $  1.07              $  1.93
                                                            ============        ============         ============

 See accompanying notes.


 Consolidated Statements of Comprehensive Income

                                                                                 Year ended

                                                             December 28         December 29          December 30
                                                                2002                2001                 2000
                                                                ----                ----                 ----
Net income                                                  $  3,291,900        $   ,912,919         $  7,055,489

Other comprehensive income/(loss) -
    Currency translation                                         258,378            (349,897)             (88,463)
    Cumulative effect of accounting change for
       derivative financial instruments, net of
       income taxes of $265,000                                       -             (400,756)                  -
    Change in fair value of derivative financial
       instruments, net of 2002 income taxes of
       $33,000 and 2001 income taxes of $157,000
                                                                 (50,666)           (231,664)                  -
    Unrealized holding gain on investment in
       common stock, net of income taxes                         (25,079)             60,972                   -
     Additional minimum pension liability net
         of income taxes of $2,715,913                        (4,073,870)                 -                    -

                                                            ------------        ------------         ------------
                                                              (3,891,237)           (921,345)             (88,463)
                                                            ------------        ------------         ------------
Comprehensive (loss)/income                                 $   (599,337)       $  2,991,574         $  6,967,026
                                                            ============        ============         ============

 See accompanying notes.

 Consolidated Statements of Shareholders' Equity


                                                                  Common Stock        Retained           Unearned
                                                                                      Earnings         Compensation
                                                                  ------------      ------------       ------------

Balances at January 1, 2000                                       $  1,154,147      $ 33,175,227       $   (211,406)
Net income                                                                             7,055,489
Cash dividends declared, $.44 per share                                               (1,600,511)
Purchase of 29,154 shares of Common Stock for treasury                (416,438)
Issuance of 11,875 shares of Common Stock upon the exercise
    of stock options                                                   104,671
Issuance of 6,094 shares of Common Stock for director fees              82,987
Change in fair value of restricted stock awards                        (47,343)                              47,343
                                                                  ------------      ------------       ------------
Balances at December 30, 2000                                          878,024        38,630,205           (164,063)
Net income                                                                             3,912,919
Cash dividends declared, $.44 per share                                               (1,598,809)
Purchase of 1,594 shares of Common Stock for treasury                  (23,432)
Issuance of 3,750 shares of Common Stock upon the exercise of
    stock options                                                       23,437
Issuance of 9,022 shares of Common Stock for director fees             125,189
18,750 shares of Common Stock cancelled under restricted
    stock award program                                               (164,063)                             164,063
                                                                  ------------      ------------       ------------
Balances at December 29, 2001                                          839,155        40,944,315                 -
Net income                                                                             3,291,900
Cash dividends declared, $.44 per share                                               (1,597,864)
Purchase of 5,000 shares of Common Stock for treasury                  (55,855)
Issuance of 7,684 shares of Common Stock for director fees
                                                                       100,395
                                                                  ------------      ------------       ------------
Balances at December 28, 2002                                     $    883,695      $ 42,638,351       $         -
                                                                  ============      ============       ============

 See accompanying notes.

 Consolidated Statements of Cash Flows

                                                                                         Year ended

                                                                  December 28           December 29           December 30
                                                                      2002                  2001                  2000

Operating Activities
Net income                                                       $  3,291,900          $  3,912,919          $  7,055,489
Adjustments to reconcile net income to net cash provided
    by operating activities:
       Depreciation and amortization                                3,565,460             4,460,704             3,639,384
       Common stock received                                                -              (748,345)                    -
       Loss on sales of equipment and other assets                          -                   258                 6,054
       Provision for doubtful accounts                                 91,296                (4,002)              (92,581)
       Deferred income taxes                                          454,200               461,200               659,300
       Issuance of Common Stock for directors' fees                   100,395               125,189                82,987
       Changes in operating assets and liabilities:
          Accounts receivable                                         259,870             2,673,430              (910,198)
          Inventories                                               2,191,677            (1,485,460)               69,855
          Prepaid expenses and other                                 (137,673)              212,848              (523,288)
          Prepaid pension cost                                        349,385               (27,237)             (313,184)
          Other assets                                                 47,536              (211,999)             (243,561)
          Accounts payable                                            875,185            (1,097,265)              526,086
          Accrued compensation                                      1,002,865            (1,281,060)              381,824
          Other accrued expenses                                     (724,373)              (30,143)               71,519
                                                                 ------------          ------------          ------------
Net cash provided by operating activities                          11,367,723             6,961,037            10,409,686

Investing Activities
Purchases of property, plant and equipment                         (1,559,863)           (1,894,723)           (5,065,275)
Business acquisitions, net of cash acquired                          (303,746)                    -           (27,547,304)
Proceeds from sales of equipment and other assets                           -                     -                98,872
                                                                 ------------          ------------          ------------
Net cash used by investing activities                              (1,863,609)           (1,894,723)          (32,513,707)

Financing Activities
Proceeds from issuance of long-term debt                                    -                     -            30,009,694
Principal payments on long-term debt                               (6,853,694)           (3,028,830)           (7,396,103)
Proceeds from sales of Common Stock                                         -                23,437               104,671
Purchases of Common Stock for treasury                                (55,855)              (23,432)             (416,438)
Dividends paid                                                     (1,597,864)           (1,598,809)           (1,600,511)
                                                                 ------------          ------------          ------------
Net cash provided (used) by financing activities                   (8,507,413)           (4,627,634)           20,701,313

Effect of exchange rate changes on cash                               (12,489)              (25,366)                4,224
                                                                 ------------          ------------          ------------
Net change in cash and cash equivalents                               984,212               413,314            (1,398,484)

Cash and cash equivalents at beginning of year                      4,955,020             4,541,706             5,940,190
                                                                 ------------          ------------          ------------
Cash and cash equivalents at end of year                         $  5,939,232          $  4,955,020          $  4,541,706
                                                                 ============          ============          ============

 See accompanying notes.

 The Eastern Company

 Notes to Consolidated Financial Statements


 1. OPERATIONS

 The operations of The Eastern Company (the Company) consist of three business segments: industrial hardware, security products, and metal products. The industrial hardware segment produces latching devices for use on industrial equipment and instrumentation as well as a broad line of proprietary hardware designed for truck bodies and other vehicular type equipment. The security products segment manufactures and markets a broad range of locks for traditional general purpose security applications as well as specialized locks for soft luggage, coin-operated vending and gaming equipment, and electric and computer peripheral components. This segment also manufactures and markets coin acceptors and metering systems to secure cash used in the commercial laundry industry and produces cashless payment systems utilizing advanced smart card technology. The metal products segment consists of a foundry, which produces anchoring devices used in supporting the roofs of underground coal mines. This segment also manufactures specialty products, which serve the construction, automotive and electrical industries.

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

 Reclassification

 Certain prior year amounts have been reclassified to conform to the 2002 presentation.

 The Eastern Company

 2. ACCOUNTING POLICIES (continued)

 Revenue Recognition

 Revenue on product sales is recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred, and there is a reasonable assurance of collections of the sales proceeds. We generally obtain written purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of shipment. Revenue is recorded net of applicable allowances, including estimated allowance for returns, rebates, and other discounts. We have demonstrated the ability to make reasonable and reliable estimates of product returns and of allowances for doubtful accounts based on the Company's and industry trends.

Investment in Common Stock

 The investment in common stock consists solely of shares of common stock of a single issuer. Such shares were received as compensation during 2001 in connection with the "demutualization" of the issuer. This investment is classified as "available-for-sale" and, as such, is measured and reported at fair value in the consolidated balance sheet. The cost basis of this investment is $748,345 based on the fair value of the shares at the time of receipt and was reported in "Other income, net". The subsequent related unrealized holding gain of $59,093, less deferred income taxes of $23,200 to December 28, 2002 and any future holding gains or losses, net of deferred income taxes are reported as a separate component of stockholder's equity. To date, no shares have been sold. The Company received dividend income of $10,322 during 2002.

 Inventories

 Inventories are valued at the lower of cost or market, generally determined by the last-in, first-out (LIFO) method. Current cost exceeded the LIFO carrying value by approximately $3,368,000 at December 28, 2002 and $3,080,000 at December 29, 2001. There was no material LIFO quantity liquidation in 2002 or 2001.

 Property, Plant and Equipment and Related Depreciation

 Property, plant and equipment (including equipment under a capital lease) are stated on the basis of cost. Depreciation ($3,006,994 in 2002, $3,173,277 in 2001 and $2,730,392 in 2000) is computed generally using the straight-line method based on the estimated useful lives of the assets.

 Goodwill, Intangibles and Impairment of Long-Lived Assets

 Patents are amortized using the straight-line method over the lives of the patents. Technology and licenses are generally amortized on a straight-line basis over periods ranging from 5 to 17 years. Prior to December 30, 2001, Goodwill was being amortized over periods ranging from 5 to 15 years. Amortization expense in 2002, 2001 and 2000 was $558,466, $1,287,427 and
 $908,992, respectively. Total amortization expense for each of the next five years is estimated to be as follows: 2003 - $355,262; 2004 - $240,891; 2005 -
 $167,558; 2006 - $160,891; 2007 - $152,305.

 Effective December 30, 2001, the Company adopted Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets. Under the new standards, goodwill is no longer amortized but is subject to annual impairment tests; other definite life intangible assets continue to be amortized over their useful lives. Impairment exists if the carrying value of the reporting unit exceeds the fair value of the reporting unit. Based on the impairment test the Company believes no impairment exists. As of December 28, 2002, the Company's goodwill is allocated between the segments as follows: Industrial Hardware - $1,631,734 and Security Products - $8,732,406.

The Eastern Company

 2. ACCOUNTING POLICIES (continued)

 If the provisions of Statement No. 142 were applied effective January 2, 2000, the net income for the Company would have been:

                                                       2001             2000
                                                       ----             ----
    Earning as reported                            $ 3,912,919     $ 7,055,489
    Amortization of goodwill, net of taxes             508,058         293,092
                                                   -----------     -----------
    Pro forma earnings                               4,420,977       7,348,581
                                                   ===========     ===========

    Earnings as reported per diluted share               $1.07           $1.93
    Amortization  of  goodwill,  net of taxes,
    perdiluted share                                      0.14            0.08
                                                   -----------     -----------
    Pro forma earnings per diluted share                 $1.21           $2.01
                                                   ===========     ===========


 The changes in the carrying amount of goodwill for the year ended December 28, 2002, follow:

          Balance as of December 29, 2001                      $10,603,638
          Adjustment to Greenwald purchase price                  (300,000)
          Goodwill acquired                                         50,735
          Change due to foreign currency translation                 9,767
                                                               -----------
          Balance as of September 28, 2002                     $10,364,140
                                                               ===========

 In the event that facts and circumstances indicate that the carrying value of long-lived assets, including definite life intangible assets, may be impaired, an evaluation is performed to determine if a write-down is required. No events or changes in circumstances have occurred that indicate that the carrying amount of such long-lived assets held and used may not be recovered.

 Effective December 30, 2001, the Company adopted Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." In addition, Statement 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset (group) to be disposed of other than by sale (e.g. abandoned) be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset (group) as "held for sale." The adoption of Statement No. 144 did not have an impact on the Company's financial position.

 Product Development Costs

 Product development costs, charged to expense as incurred, were $1,040,661 in 2002, $1,005,555 in 2001 and $176,498 in 2000.

 Advertising Costs

 The Company expenses advertising costs as incurred. Advertising costs were $495,889 in 2002, $678,479 in 2001 and $630,889 in 2000.

The Eastern Company

 2. ACCOUNTING POLICIES (continued)


 Earnings Per Share

 The denominators used in the earnings per share computations follow:

Basic:                                                 2002                2001                2000
------                                                 ----                ----                ----

Weighted average shares outstanding                 3,631,278           3,623,291           3,640,199
Contingent shares outstanding                              -                   -              (18,750)
                                                    ---------           ---------           ---------
Denominator for basic earnings per share            3,631,278           3,623,291           3,621,449
                                                    =========           =========           =========
Diluted:
Weighted average shares outstanding                 3,631,278           3,623,291           3,640,199
Contingent shares outstanding                              -                   -              (18,750)
Dilutive stock options                                 49,806              43,888              39,474
                                                    ---------           ---------           ---------
Denominator for diluted earnings per share          3,681,084           3,667,179           3,660,923
                                                    =========           =========           =========

 Derivatives

 Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, requires companies to recognize all derivatives in its consolidated balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value are either offset against the change in fair value of assets, liabilities, or firm commitments through operations or recognized in other comprehensive income until the hedged item is recognized in operations. The Company's interest rate swap agreement is considered `effective' under Statement No. 133 and, as a result, changes in fair value of the agreement are recorded in current assets or liabilities with the offset amount recorded to accumulated other comprehensive income (loss) in stockholders' equity, net of taxes. The adoption of Statement No. 133 resulted in a charge in 2001 for the cumulative effect of an accounting change of $400,756, a current year charge for 2002 of $50,666 and for 2001 of $231,664, which have been recorded as other comprehensive loss in the consolidated statements of comprehensive income, net of taxes.

 Guarantees

 In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (the Interpretation). The Interpretation requires companies to recognize, at inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee and also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. The Interpretation provides specific guidance identifying the characteristics of contracts that are subject to its guidance in its entirety from those only subject to the initial recognition and measurement provisions. The recognition and measurement provisions of the Interpretation are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements of the Interpretation are effective for interim and annual period financial statements ending after December 15, 2002. The Company does not believe any additional disclosure is needed currently related to the Interpretation and will apply the Interpretation prospectively if guarantees are entered into.

 The Eastern Company

 2. ACCOUNTING POLICIES (continued)


 Stock Based Compensation

 The Company accounts for stock options in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. As such, it does not recognize compensation expense for stock options granted under its stock option plans if the exercise price is at least equal to the fair market value of the Company's common stock on the date granted. Stock-based compensation costs for stock awards are reflected in net income over the awards' vesting period.

 Pro forma information regarding net income and earnings per share, as required by Statement No. 123 "Accounting for Stock-Based Compensation", has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value of the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001, and 2000:

                                         2002         2001         2000
                                         ----         ----         ----
     Risk free interest rate             3.89%         4.84%        5.70%
     Expected volatility                 0.309         0.302        0.310
     Expected option life               5 years       5 years      5 years
     Weighted-average dividend yield     3.1%         3.1%         3.1%

 The weighted average fair value of options granted was $14.19 in 2002, $14.40 in 2001, and $14.25 in 2000.


     (in thousands, except per share amounts)    2002          2001         2000
     ----------------------------------------    ----          ----         ----

     Pro forma net income                      $3,154        $3,713       $6,753
     Pro forma basic earnings per share          0.87          1.03         1.86
     Pro forma diluted earnings per share        0.86          1.01         1.84

 For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the stock options' vesting period ranging from 1 to 5 years. The pro forma effect on net income and related earnings per share may not be representative of future years' impact since the terms and conditions of new grants may vary from the current terms.

 3. BUSINESS ACQUISITIONS

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

 The Eastern Company

3. BUSINESS ACQUISITIONS (continued)

 Effective March 1, 2002 the Company acquired certain assets of the Big Tag Division of Dolan Enterprises, Inc. for cash of approximately $260,000. Big Tag was merged into the CCL division of the company located in Wheeling, Illinois. Big Tag provides high-visibility, custom luggage tags, which the Company will market in conjunction with its custom logo luggage locks to the travel, incentive and premium markets.

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

 All of the above acquisitions have been accounted for using the purchase method. The acquired businesses are included in the consolidated operating results of the Company from their date of acquisition. The excess of the cost of the acquired businesses over the fair market value of the net assets acquired has been allocated to goodwill.

 Neither the actual results nor the pro forma effects of the acquisitions of CCV, Big Tag, Ashtabula or Hansen are material to the Company's financial statements. Unaudited pro forma results assuming the Greenwald businesses were acquired January 2, 1999, follow:

                                               2000
                                               ----
                    Net sales              $96,985,297

                    Net income               6,841,451

                    Per share:
                    Basic                        $1.89
                    Diluted                      $1.87

 4. CONTINGENCIES

 The Company is involved in various matters of litigation incidental to the normal conduct of its business. In management's opinion, the disposition of these matters will not have a material effect on the financial condition or results of operations of the Company.

The Eastern Company

 5. DEBT

On December 27, 2002, the Company amended its unsecured loan agreement (the Loan Agreement) with its lender. The term portion of the Loan Agreement ($18,625,000 on December 27, 2002) is payable in quarterly principal payments of $600,000 in 2003 and increases annually through maturity on January 1, 2009. The Company maintains an interest rate swap contract, as required, with the lender, with an original amount of $15,000,000 reduced on a quarterly basis in accordance with the principal repayment schedule of the term portion of the Loan Agreement ($11,175,000 on December 28, 2002). The interest rate on the swap contract is fixed at 9.095%. The Company may borrow up to $7,500,000 through July 1, 2005 under the revolving credit portion of the Loan Agreement with a quarterly commitment fee of 0.25% on the unused portion. As of December 28, 2002, $1,500,000 was outstanding under the revolving credit portion of the Loan Agreement.

 The interest rates on the term and the revolving credit portions of the Loan Agreement may vary. The interest rates may vary based on LIBOR rate plus a margin spread of 1.5% to 2.0% (3.19% at 12/28/02) for the term portion and 1.25% to 1.75% (2.94% at 12/28/02) for the revolving credit portion. The margin rate spread is based on operating results calculated on a rolling-four-quarter basis.

 In 1999, the Company borrowed $2,000,000 to finance specific building improvements and equipment acquisitions. The borrowing was structured in the form of a lease classified as a capital lease obligation. The lease obligation is collateralized by a security interest in the equipment referred to above and a $900,000 letter of credit.

 Debt consists of:

                                                                           2002               2001
                                                                           ----               ----
    Term loan                                                          $ 18,625,000       $ 21,750,000
    Revolving credit loan                                                 1,500,000          5,009,694
    Capital lease obligation with interest at 4.99% and payable in
        monthly installments of $21,203 through April 2009                1,379,212          1,559,908
    Other                                                                    45,199             82,966
                                                                       ------------       ------------
                                                                         21,549,411         28,402,568

    Less current portion                                                  2,628,664          3,388,662
                                                                       ------------       ------------
                                                                       $ 18,920,747       $ 25,013,906
                                                                       ============       ============

 The Company paid interest of $1,741,511 in 2002, $2,752,643 in 2001 and $1,308,108 in 2000.

 Collectively, under the covenants of the Loan Agreement and capital lease obligation, the Company is required to maintain specified financial ratios and amounts. In addition, the Company is restricted to, among other things, capital leases, purchases or redemptions of its capital stock, mergers and divestitures, and new borrowing.

 As of December 28, 2002 scheduled annual principal maturities of long-term debt, including capital lease obligations, for each of the next five years follow: 2003 - $2,628,664; 2004 - $2,606,076; 2005 - $4,509,811; 2006 -
 $3,420,523; and 2007 - $3,831,782.

 At December 28, 2002 and December 29, 2001, building improvements and equipment with a cost of $1,976,084 was recorded under capital leases with accumulated depreciation of approximately $332,310 and $221,540, respectively.

 The Eastern Company

 6. STOCK RIGHTS

 The Company has a stock rights plan. At December 28, 2002 there were 3,631,869 stock rights outstanding under the plan. Each right may be exercised to purchase one share of the Company's Common Stock at an exercise price of $80, subject to adjustment to prevent dilution.

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


 7. STOCK OPTIONS AND AWARDS

Stock Options

 The Company has four incentive stock option plans for officers, other key employees, and non-employee directors: 1989, 1995, 1997 and 2000. Under all plans, options granted to participants will have exercise prices determined by the Compensation Committee of the Company's Board of Directors, except that options granted under the 1989 plan and incentive stock options granted under the 1995 and 2000 plans must have exercise prices that are not less than 100% of the fair market value of the stock on the dates the options are granted. Restricted stock awards may also be granted to participants under the 1995 and 2000 plans with restrictions determined by the Incentive Compensation Committee of the Company's Board of Directors. All options granted in 2000, 2001, and 2002 were granted at prices equal to the fair market value of the stock on the dates granted. No restricted stock was granted in 2002, 2001 or 2000.

 As of December 28, 2002, there were 309,642 shares available for future grant under the above noted plans.

 Information with respect to the Company's stock option plans is summarized below:

                                                                 Weighted Average
                                                Shares            Exercise Price
                                                ------            --------------

 Outstanding at January 1, 2000                 550,875                 $12.966
 Granted                                        118,391                  14.250
 Exercised                                      (11,875)                  7.832
                                                -------                 -------
 Outstanding at December 30, 2000               657,391                  13.322
 Granted                                         44,109                  14.400
 Cancelled                                      (18,750)                 11.280
 Exercised                                       (3,750)                  6.250
                                                -------                 -------
 Outstanding at December 29, 2001               679,000                  13.477
 Granted                                         35,000                  14.190
 Cancelled                                      (25,000)                 14.251
                                                -------                 -------
 Outstanding at December 28, 2002               689,000                  13.475
                                                =======                 =======

 The Eastern Company

 7. STOCK OPTIONS AND aWARDS (continued)

                                      Options Outstanding
                                      -------------------
                                                              Weighted
                                                               Average
                                     Outstanding as of        Remaining         Weighted Average
Range of Exercise Prices             December 28, 2002     Contractual Life      Exercise Price
                                     -----------------     ----------------      --------------
$ 9.92 - $11.92                            194,000              4.8                 10.461
$14.00 - 15.25                             482,500              7.1                 14.539
$18.50                                      12,500              6.6                 18.500
                                           -------              ---                -------
                                           689,000              6.5                $13.475


                                           Options Exercisable
                                           -------------------
                                      Exercisable as of         Weighted Average
Range of Exercise Prices              December 28, 2002          Exercise Price
                                      -----------------          --------------
$ 9.92 - $11.92                            194,000                   10.461
$14.00 - 15.25                             416,006                   14.583
$18.50                                      12,500                   18.500
                                           -------                   ------
                                           622,506                   13.377


 8. INCOME TAXES

 Deferred income taxes are provided on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and those for income tax reporting purposes. Deferred income tax liabilities (assets) relate to:

                                                             2002               2001               2000
                                                             ----               ----               ----
    Depreciation                                       $  3,057,400       $  2,801,500       $  2,430,800
    Pension accruals                                      1,889,200          2,027,400          2,027,500
    Investment in common stock                              307,500            325,800                  -
    Other                                                   164,400            196,500            171,100
                                                       ------------       ------------       ------------
        Total deferred income tax liabilities             5,418,500          5,351,200          4,629,400

    Other postretirement benefits                          (979,700)        (1,042,400)        (1,018,200)
    Inventories                                            (316,300)          (598,800)          (555,600)
    Allowance for doubtful accounts                         (82,900)          (119,200)          (119,700)
    Accrued compensation                                   (198,200)          (257,900)          (231,300)
    Interest rate swap obligation                          (455,000)          (422,000)                 -
    Pension cost                                         (2,715,913)                 -                  -
    Other                                                  (496,500)          (424,600)          (298,200)
                                                       ------------        -----------       ------------
    Total deferred income tax assets                     (5,244,513)        (2,864,900)        (2,223,000)
                                                       ------------        -----------       ------------
        Net deferred income tax liabilities            $    173,987        $ 2,486,300       $  2,406,400
                                                       ============        ===========       ============

 The Eastern Company

 8. INCOME TAXES (continued)

 Income before income taxes consists of:

                                 2002               2001              2000
                                 ----               ----              ----
    Domestic                 $  2,736,969       $  4,819,818      $  8,732,558
    Foreign                     1,997,339          1,265,537         1,924,309
                             ------------       ------------      ------------
                             $  4,734,308       $  6,085,355      $ 10,656,867
                             ============       ============      ============

Income taxes follow:

                                 2002               2001              2000
                                 ----               ----              ----
   Current:
        Federal              $    458,302       $  1,122,932      $  2,240,200
        Foreign                   437,506            435,304           303,978
        State                      92,400            153,000           397,900
    Deferred                      454,200            461,200           659,300
                             ------------       ------------      ------------
                             $  1,442,408       $  2,172,436      $  3,601,378
                             ============       ============      ============

  A reconciliation of income taxes computed using the U.S. federal statutory rate to those reflected in operations follows:

                                            2002                           2001                             2000
                                            ----                           ----                             ----
                                    Amount        Percent           Amount          Percent         Amount          Percent
                                    ------        -------           ------          -------         ------          -------
Income taxes using U.S.
    federal statutory rate       $ 1,609,700        34%          $ 2,069,000         34%          $ 3,623,300        34%
State income taxes, net of
    federal benefit                   73,500         2               127,000          2               293,400         3
Impact of foreign
    subsidiaries on
    effective tax rate              (291,000)       (6)             (147,500)        (2)             (350,300)       (3)
Other--net                            26,808         1               123,936          2                34,978         -
                                 -----------        ---          -----------         ---          -----------        ---
                                 $ 1,419,008        31%          $ 2,172,436         36%          $ 3,601,378        34%
                                 ===========        ===          ===========         ===          ===========        ===

 Total income taxes paid were $1,239,668 in 2002, $1,035,531 in 2001 and $2,520,234 in 2000.

 United States income taxes have not been provided on the undistributed earnings of foreign subsidiaries ($7,401,985 at December 28, 2002) because such earnings are intended to be reinvested abroad indefinitely or repatriated only when substantially free of such taxes and therefore, the Company believes the impact will not be material.

 9. LEASES

 The Company leases certain equipment and buildings under operating lease arrangements. Certain leases contain renewal options for periods ranging from one to ten years.

 The Eastern Company

 9. LEASES (continued)

 Future minimum payments under operating leases with initial or remaining terms in excess of one year during each of the next five years follow:

                     2003              $  362,583
                     2004                 357,512
                     2005                 363,536
                     2006                 360,945
                     2007                 356,728
                                       ----------
                                       $1,801,304
                                       ==========

 Rent expense for all operating leases was $306,293 in 2002, $303,784 in 2001 and $406,631 in 2000.


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

 The Company also provides health care and life insurance for substantially all retired salaried employees in the United States.

 Significant disclosures relating to these benefit plans follow:

                                                             Pension Benefits                     Postretirement Benefits
                                                             ----------------                     -----------------------
                                                          2002               2001                 2002                  2001
                                                          ----               ----                 ----                  ----
         Change in Benefit Obligation
Benefit obligation at beginning of year            $ (32,254,888)      $ (31,608,192)      $  (2,391,435)        $  (2,481,466)
   Change due to availability of final actual
     assets and census data                             (136,351)              6,541             383,853               110,131
   Plan amendment (a)                                   (358,640)                  -                   -                    -
   Service cost                                       (1,073,638)         (1,040,857)            (73,311)              (71,617)
   Interest cost                                      (2,198,127)         (2,131,340)           (132,966)             (158,638)
   Actuarial gain                                        240,287             436,776                   -                    -
   Benefits paid                                       2,044,133           2,082,184             216,135               210,155
                                                   -------------       -------------       -------------         -------------
Benefit obligation at end of year                  $ (33,737,224)      $ (32,254,888)      $  (1,997,724)        $  (2,391,435)
                                                   =============       =============       =============         =============

 The Eastern Company

 10. RETIREMENT BENEFIT PLANS (continued)

                                                             Pension Benefits                     Postretirement Benefits
                                                             ----------------                     -----------------------
                                                          2002               2001                 2002                  2001
                                                          ----               ----                 ----                  ----
             Change in Plan Assets
Fair value of plan assets at beginning
   of year                                         $  32,853,847       $  36,036,545       $     574,749         $     934,873
   Change due to availability of final
      actual assets and census data                       14,574             (31,058)            166,614              (225,780)
   Actual return on plan assets                       (1,995,676)         (1,095,651)             66,224                55,285
   Employer contributions                                 25,527                   -                   -                     -
   Benefits paid                                      (2,081,595)         (2,082,184)            (11,080)             (189,629)
                                                   -------------       -------------       -------------         -------------
Fair value of plan assets at end of year           $  28,816,677       $  32,827,652       $     796,507         $     574,749
                                                   =============       =============       =============         =============

Funded status- over (under)                        $  (4,920,547)      $     572,764       $  (1,201,217)        $  (1,816,686)
Unrecognized prior service cost                        1,137,165           1,006,234            (101,233)             (122,322)
Unrecognized net actuarial loss (gain)                 9,203,552           4,607,993          (1,275,706)             (796,902)
Unrecognized net asset at transition                    (628,445)           (865,881)                  -                     -
                                                   -------------       -------------       -------------         -------------
Net amount recognized in the balance sheet         $   4,791,725       $   5,321,110       $  (2,578,156)        $  (2,735,910)
                                                   =============       =============       =============         =============

 (a) A plan was amended to increase benefits for specified retired participants.



Prepaid benefit cost                               $   1,338,010       $   5,321,110       $           -         $           -
Accrued benefit liability                             (4,448,197)                  -          (2,578,156)           (2,735,910)
Deferred income taxes                                  2,715,913                   -                   -                     -
Intangible asset                                       1,112,129                   -                   -                     -
Accumulated other comprehensive loss                   4,073,870                   -                   -                     -
                                                   -------------       -------------       -------------
Net amount recognized in the balance sheet         $   4,791,725       $   5,321,110       $  (2,578,156)        $  (2,735,910)
                                                   =============       =============       =============         =============

 The table above includes two plans with a combined projected benefit obligation of $27,377,767, combined fair value of plan assets of $22,599,696 and a combined accumulated benefit obligation of $26,658,206.

 All of the plans' assets at December 28, 2002 and December 29, 2001 are invested in listed stocks and bonds, including 430,874 shares of the Common Stock of the Company having a market value of $4,881,802 and $5,127,401 at those dates, respectively. Dividends received during 2002 and 2001 on the Common Stock of the Company were $189,585 for each year.

                                                                  Pension Benefits
                                                          2002                 2001                 2000
                                                          ----                 ----                 ----
   Assumptions
Discount rate                                               7%                   7%                   7%
Expected return on plan assets                              9%                   9%                   9%
Rate of compensation increase                               4.25%                4.25%                4.25%

 The Eastern Company

 10. RETIREMENT BENEFIT PLANS (continued)

                                                                  Pension Benefits (continued)
                                                          2002                 2001                 2000
                                                          ----                 ----                 ----
   Components of Net Benefit Expense /(Income)
Service cost                                         $ 1,073,638          $ 1,040,857          $   745,299
Interest cost                                          2,198,127            2,131,339            2,111,917
Actual return on plan assets                          (1,577,856)          (1,858,990)          (2,678,131)
Net amortization and deferral                         (1,146,850)          (1,314,916)            (474,594)
Defined contribution plans expense                       139,598              149,586              120,038
                                                     -----------         ------------          -----------
Net benefit expense (income)                         $   686,657         $    147,876          $  (175,471)
                                                     ===========         ============          ===========

                                                                     Postretirement Benefits
                                                          2002                 2001                 2000
                                                          ----                 ----                 ----
   Assumptions
Discount rate                                               7%                   7%                   7%
Expected return on plan assets                              9%                   9%                   9%

   Components of Net Benefit Cost
Service cost                                         $    73,311         $     71,617          $    70,474
Interest cost                                            132,966              158,638              163,608
Actual return on plan assets                             (66,224)             (55,285)             (76,924)
Net amortization and deferral                            (92,752)             (77,066)            (101,735)
                                                     -----------         ------------          -----------
Net benefit cost                                     $    47,301         $     97,904          $    55,423
                                                     ===========         ============          ===========

 For measurement purposes relating to the postretirement benefit plan, the life insurance cost trend rate is 1%. The health care cost trend rate for participants retiring after January 1, 1991 is nil; no increase in that rate is expected because of caps placed on benefits. The health care cost trend rate for participants who retired prior to January 1, 1991 is also nil; because of the caps placed on benefits that rate is expected to remain at 4.5% for the year 2000 and thereafter.

 A one-percentage-point change in assumed health care cost trend rates would have the following effects on the postretirement benefit plan:

                                                                               1-Percentage Point
                                                                         Increase             Decrease
                                                                         --------             --------

Effect on total of service and interest cost components                 $  27,882            $ (13,223)

Effect on postretirement benefit obligation                             $ 229,292            $(121,032)

 11. FINANCIAL INSTRUMENTS

 The carrying values of financial instruments (cash and cash equivalents, accounts receivable, accounts payable, an interest rate swap obligation, and debt) as of December 28, 2002 and December 29, 2001 approximate fair value. Fair value was based on expected cash flows and current market conditions.

 The Eastern Company

 12. REPORTABLE SEGMENTS

 The segments of the Company are described in Note 1. The accounting policies of the segments are substantially the same as those described in Note 2. Operating profit is total revenue less operating expenses, excluding interest and general corporate expenses. Intersegment revenue, which is eliminated, is recorded on the same basis as sales to unaffiliated customers. Identifiable assets by reportable segment consist of those directly identified with the segment's operations. Corporate assets consist primarily of cash and cash equivalents, notes and other investments.

                                                                2002                2001                2000
                                                                ----                ----                ----
           Revenue:
              Sales to unaffiliated customers:
                Industrial Hardware                           $ 29,271,624        $ 28,213,054        $ 34,434,876
                Security Products                               36,388,970          35,556,863          31,643,219
                Metal Products                                  15,676,613          19,055,436          22,114,199
                                                              ------------        ------------        ------------
                                                                81,337,207          82,825,353          88,192,294
              General corporate                                     67,564             866,031             227,305
                                                              ------------        ------------        ------------
                                                              $ 81,404,771        $ 83,691,384        $ 88,419,599
                                                              ============        ============        ============
           Intersegment Revenue:
                Industrial Hardware                           $     44,669        $     65,026        $     94,172
                Security Products                                1,286,004             737,619             726,730
                                                              ------------        ------------        ------------
                                                              $  1,330,673        $    802,645        $    820,902
                                                              ============        ============        ============
           Income Before Income Taxes:
                Industrial Hardware                           $  4,188,944        $  3,378,933        $  6,587,954
                Security Products                                4,037,505           3,133,873           3,968,999
                Metal Products                                     (76,586)          2,429,306           2,894,827
                                                              ------------        ------------        ------------
                    Operating Profit                             8,149,863           8,942,112          13,451,780
                General corporate expenses                      (1,699,498)           (597,410)         (1,008,588)
                Interest expense                                (1,716,057)         (2,259,347)         (1,786,325)
                                                              ------------        ------------        ------------
                                                              $  4,734,308        $  6,085,355        $ 10,656,867
                                                              ============        ============        ============

            Geographic Information:
              Net Sales:
                United States                                 $ 70,279,299        $ 72,768,061        $ 76,298,084
                Foreign                                         11,057,908          10,057,292          11,894,210
                                                              ------------        ------------        ------------
                                                              $ 81,337,207        $ 82,825,353        $ 88,192,294
                                                              ============        ============        ============

           Identifiable Assets:
                United States                                 $ 66,135,214        $ 72,607,182        $ 75,933,931
                Foreign                                          9,997,323           9,288,872           8,923,139
                                                              ------------        ------------        ------------
                                                              $ 76,132,537        $ 81,896,054        $ 84,857,070
                                                              ============        ============        ============

                Industrial Hardware                           $ 22,457,174        $ 22,630,057        $ 23,202,232
                Security Products                               31,932,295          32,428,409          33,991,827
                Metal Products                                  13,879,715          15,652,026          16,597,956
                                                              ------------        ------------        ------------
                                                                68,269,184          70,710,492          73,792,015
                General corporate                                7,863,353          11,185,562          11,065,055
                                                              ------------        ------------        ------------
                                                              $ 76,132,537        $ 81,896,054        $ 84,857,070
                                                              ============        ============        ============

                                      -37-

 The Eastern Company

 12. REPORTABLE SEGMENTS (continued)

                                                                2002                2001                2000
                                                                ----                ----                ----
          Depreciation and Amortization
                Industrial Hardware                           $  1,135,449        $  1,176,490        $    866,778
                Security Products                                  829,561           1,561,542             909,427
                Metal Products                                   1,540,606           1,675,980           1,830,038
                                                              ------------        ------------        ------------
                                                                 3,505,616           4,414,012           3,606,243
                General corporate                                   59,844              46,692              33,141
                                                              ------------        ------------        ------------
                                                              $  3,565,460        $  4,460,704        $  3,639,384
                                                              ============        ============        ============

           Capital Expenditures
                Industrial Hardware                           $    519,101        $    451,099        $  3,962,555
                Security Products                                  404,355             527,034             545,906
                Metal Products                                     596,388             717,951             493,535
                                                              ------------        ------------        ------------
                                                                 1,519,844           1,696,084           5,001,996
                Currency translation adjustment                       (679)                (40)              6,424
                General corporate                                   40,698             198,679              56,855
                                                              ------------        ------------        ------------
                                                              $  1,559,863        $  1,894,723        $  5,065,275
                                                              ============        ============        ============


 13. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (Statement 146) which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to when management is committed to an exit plan. Such liabilities should be recorded based on their fair values, as defined. Statement No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company will assess the impact of this Statement if or when an exit plan for an activity exists.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The annual requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and the interim requirements are effective for interim periods beginning after December 15, 2002. The Company does not plan to transition to the fair value method of accounting for its stock-based employee compensation.

 The Eastern Company

 14. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

 Selected quarterly financial information (unaudited) follows:

                                                                                   2002

                                                 First             Second             Third              Fourth              Year
                                                 -----             ------             -----              ------              ----
Net sales                                     $20,320,517       $21,291,745        $20,040,682        $19,684,263        $81,337,207
Gross profit                                    5,109,559         4,813,198          5,576,655          5,200,644         20,700,056
Selling and administrative expenses
                                                3,641,780         3,269,684          4,054,823          3,350,969         14,317,256
Net income                                        677,107           758,518            678,043          1,178,232          3,291,900
Net income per share:
    Basic                                            $.19              $.21               $.19               $.32               $.91
    Diluted                                          $.18              $.20               $.19               $.32               $.89


                                                                                   2001

                                                 First             Second             Third            Fourth (a)            Year
                                                 -----             ------             -----            ----------            ----
Net sales                                     $22,676,922       $20,690,102        $20,551,161        $18,907,168        $82,825,353
Gross profit                                    6,185,077         5,333,546          4,600,870          5,923,091         22,042,584
Selling and administrative expenses
                                                3,840,321         3,799,810          3,346,905          3,576,877         14,563,913
Net income                                      1,151,872           550,215            529,272          1,681,560          3,912.919
Net income per share:
    Basic                                            $.32              $.15               $.15               $.46              $1.08
    Diluted                                          $.31              $.15               $.15               $.46              $1.07

 (a) Changes in estimates in the quarter for prior period accruals for utility and compensation expenses increased net income by $410,000 or $.11 per share. Also, shares of common stock were received from an issuer in connection with that company's demutualization. The fair value of the shares received increased net income by $450,000 or $.12 per share.

 Report of Independent Auditors

 THE Board of Directors
 The Eastern Company

 We have audited the accompanying consolidated balance sheets of The Eastern Company as of December 28, 2002 and December 29, 2001, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 28, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Eastern Company at December 28, 2002 and December 29, 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 28, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

 As discussed in Note 2 to the Consolidated Financial Statements, effective December 30, 2001, the Company adopted Statement of Financial Standards No. 142, "Goodwill and Other Intangible Assets".




                                                    /s/ Ernst & Young LLP
                                                    ---------------------
                                                        Ernst & Young LLP
 Hartford, Connecticut
 January 24, 2003

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        There are incorporated herein by reference the portions of the Registrant's definitive proxy statement filed with the Commission pursuant to Regulation 14A since the close of its fiscal year, which involve the election of Directors, the information appearing on pages 3 and 4 of said proxy statement, being the portion captioned "Item No. 1. Election of Directors", the information appearing on page 10 and 11 of said proxy statement, being the portion captioned "Executive Compensation", and the information appearing on page 8 of said proxy statement, being the portion captioned "Section 16(a) Beneficial Ownership Reporting Compliance." The Registrant's only Executive Officers are Leonard F. Leganza, President and Chief Executive Officer and John L. Sullivan III, Vice President, Secretary and Treasurer.


ITEM 11  EXECUTIVE COMPENSATION

        There are incorporated herein by reference the portions of the Registrant's definitive proxy statement filed with the Commission pursuant to Regulation 14A since the close of its fiscal year, which involve executive compensation, the information appearing on pages 10 through 16 of said proxy statement.


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

        (b) There are incorporated herein by reference the portions of the Registrant's definitive proxy statement filed with the Commission pursuant to Regulation 14A since the close of its fiscal year, which involve the security ownership of management, the information appearing on pages 3 and 4, and 6 and 7, and 10 and 11 of said proxy statement.

        (c) Changes in Control

             None.

        (d) The information relating to the securities authorized for issuance under the Registrant's equity compensation plans is set forth in Part II, Item 5 of this Form 10-K Annual Report.


ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        (a) None.

        (b) None.

        (c) None.

        (d) None.

ITEM 14  CONTROLS AND PROCEDURES

        (a) Evaluation of disclosure controls and procedures.

        As required by new Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that as of the date of completion of the evaluation, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the new rules, we will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

        (b) Changes in internal controls.

        None.

                                     PART IV

 ITEM 15  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a) Documents filed as part of this report:

         (1)     Financial statements                                                                                Page
                     Consolidated Balance Sheets - December 28, 2002 and December 29, 2001............................19.

                     Consolidated Statements of Income-- Fiscal years ended December 28, 2002,
                     December 29, 2001 and December 30, 2000..........................................................21.

                     Consolidated Statements of Comprehensive Income -- Fiscal years ended
                     December 28, 2002, December 29, 2001, and December 30, 2000......................................21.

                     Consolidated Statements of Shareholders' Equity -- Fiscal years ended
                     December 28, 2002, December 29, 2001 and December 30, 2000.......................................22.

                     Consolidated Statements of Cash Flows--Fiscal years ended December 28, 2002,
                     December 29, 2001, and December 30, 2000.........................................................23.

                     Notes to Consolidated Financial Statements.......................................................24.

                     Report of Ernst & Young LLP, Independent Auditors................................................40.

         (2)     Financial Statement Schedule
                     Schedule II-- Valuation and qualifying accounts..................................................45.

                 Schedules other than that listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

         (3)     Exhibits
                     Exhibits are as set forth in the "Exhibit Index" which follows Notes to the Financial Statements.

        (b) Reports on Form 8-K
                     There were no reports on Form 8-K filed during the last quarter of the fiscal year ended December 28, 2002.

                      The Eastern Company and Subsidiaries

                 Schedule II - Valuation and Qualifying accounts



COL. A                                 COL. B                COL. C                                   COL. D         COL. E
                                                             ADDITIONS
                                                             (1)                (2)
                                       Balance at Beginning  Charged to Costs   Charged to Other      Deductions -   Balance at End
Description                            Of  Period            and Expenses       Accounts-Describe     Describe       of Period
-----------------------------------   ---------------------- ------------------ --------------------- -------------- --------------

Fiscal year ended December 28, 2002:
 Deducted from asset accounts:
  Allowance for doubtful accounts          $344,000              $91,563                              $131,563  (a)   $304,000
                                           ========              =======                              ========        ========


Fiscal year ended December 29, 2001:
 Deducted from asset accounts:
  Allowance for doubtful accounts          $362,000              ($5,126)                              $12,874  (a)   $344,000
                                           ========              =======                               =======        ========



Fiscal year ended December 30, 2000:
 Deducted from asset accounts:
  Allowance for doubtful accounts          $526,000             ($92,581)                              $71,419  (a)   $362,000
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

  Dated March 17, 2003                   THE EASTERN COMPANY

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


 /s/ Leonard F. Leganza                              March 17, 2003
 -------------------------
 Leonard F. Leganza
 Director, President
 and Chief Executive Officer

 /s/ John W. Everets                                 March 17, 2003
 -------------------------
 John W. Everets
 Director

 /s/ Charles W. Henry                                March 17, 2003
 -------------------------
 Charles W. Henry
 Director

 /s/ David C. Robinson                               March 17, 2003
 -------------------------
 David C. Robinson
 Director

 /s/ Donald S. Tuttle, III                           March 17, 2003
 -------------------------
 Donald S. Tuttle III
 Director

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

                         Canadian Commercial Vehicles Corporation, a private corporation organized under the laws of the Province of British Columbia, Canada.

                         World Lock Co. Ltd., a private corporation organized under the laws of Taiwan (The Republic of China).

                         Sesamee Mexicana, Subsidiary, a private corporation organized under the laws of Mexico.

                         World Security Industries Co. Ltd., a private corporation organized under the laws of Hong Kong.

     (23)         Consent of independent auditors attached hereto on page 49.

     (99)(a) Letter to our shareholders from the Annual Report 2002 is attached on page 50.

         (b) Exhibit A - Certifications of Chief Executive Officer and Chief Financial Officer under Rule 13a-14 or Rule 15d-14 is attached on page 53.

         (c) Exhibit B - Certifications of Chief Executive Officer and Chief Financial Officer under 18 United States Code Section 1350 is attached on page 55.