Form 10-Q
period 2003-03-29
EASTERN CO
filed 2003-05-13
CIK 31107

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                           PERIOD ENDED MARCH 29, 2003

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

                                   Yes X No .

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                   Yes    No X .

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                           Outstanding as of March 29, 2003
           -----                           --------------------------------
  Common Stock, No par value                        3,629,360

                            PART I

                    FINANCIAL INFORMATION

             THE EASTERN COMPANY AND SUBSIDIARIES
  ITEM I   CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
  ------   -------------------------------------------------

  ASSETS

                                                                                   March 29, 2003            December 28, 2002
                                                                                   --------------            -----------------
  CURRENT ASSETS
  Cash and cash equivalents                                                        $   6,010,106                $   5,939,232
  Investment in common stock, at market                                                  771,570                      807,438
  Accounts receivable, less allowances:
  2003 - $333,000; 2002 - $304,000                                                    11,112,527                   10,824,807
  Inventories                                                                         16,169,244                   16,534,657
  Prepaid expenses and other                                                           1,657,888                    1,336,383
  Deferred income taxes                                                                  564,000                      564,000
                                                                                   -------------                -------------
  Total Current Assets                                                                36,285,335                   36,006,517
  --------------------

  Property, plant and equipment                                                       40,854,676                   40,442,628
  Accumulated depreciation                                                           (16,197,779)                 (15,392,659)
                                                                                   -------------                -------------
                                                                                      24,656,897                   25,049,969

  Goodwill and trademarks                                                             10,560,149                   10,514,047
  Patents, technology and licences, less accumulated amortization                      2,064,026                    2,111,865
  Intangible pension asset                                                             1,112,129                    1,112,129
  Prepaid pension cost                                                                 1,310,540                    1,338,010
                                                                                   =============                =============
      TOTAL ASSETS                                                                 $  75,989,076                $  76,132,537
                                                                                   =============                =============

  LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES
  Accounts payable                                                                 $   4,757,756                $   3,838,412
  Accrued compensation                                                                 1,136,154                    1,923,463
  Other accrued expenses                                                               1,712,322                    2,015,979
  Current portion of long-term debt                                                    2,629,762                    2,628,664
                                                                                   -------------                -------------
  Total Current Liabilities                                                           10,235,994                   10,406,518
  -------------------------

  Deferred federal income taxes                                                          763,687                      737,987
  Long-term debt, less current portion                                                18,265,314                   18,920,747
  Accrued postretirement benefits                                                      2,596,552                    2,578,156
  Accrued rate swap obligation                                                         1,037,519                    1,138,086
  Accrued pension obligation                                                           4,448,197                    4,448,197

  Shareholders' Equity
  Preferred Stock, no par value
     Authorized shares - 2,000,000
     (No shares issued)
  Common Stock, no par value:
     Authorized Shares - 25,000,000
     Issued and outstanding shares:
       2003-3,629,360;  2002-3,631,869
       excluding 1,662,320 In 2003 and 1,657,320 shares held in treasury                 852,534                      883,695
  Accumulated other comprehensive (loss)/income:
      Foreign currency translation                                                      (720,879)                    (898,137)
      Additional minimum pension liability, net of taxes                              (4,073,870)                  (4,073,870)
      Derivative financial instruments, net of taxes                                    (622,519)                    (683,086)
      Unrealized holding gain on investment in common stock, net of taxes                 14,325                       35,893
                                                                                   -------------                -------------
                                                                                      (5,402,943)                  (5,619,200)

  Retained earnings                                                                   43,192,222                   42,638,351
                                                                                   -------------                -------------
     TOTAL SHAREHOLDERS' EQUITY                                                       38,641,813                   37,902,846
                                                                                   -------------                -------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $  75,989,076                $  76,132,537
                                                                                   =============                =============

 See accompanying notes.

                      THE EASTERN COMPANY AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                Three Months Ended
                                                    March 29, 2003            March 30, 2002
                                                    --------------            --------------
  Net sales                                         $  21,590,714             $  20,320,517

  Interest income                                          12,569                    13,215
                                                    -------------             -------------
                                                       21,603,283                20,333,732

  Cost of products sold                                16,091,179                15,210,958
                                                    -------------             -------------
                                                        5,512,104                 5,122,774

  Selling and administrative expenses                   3,819,453                 3,641,780

  Interest expense                                        346,519                   446,715
                                                    -------------             -------------
  INCOME BEFORE INCOME TAXES                            1,346,132                 1,034,279

  Income taxes                                            392,755                   357,172
                                                    -------------             -------------

  NET INCOME                                        $     953,377             $     677,107
                                                    =============             =============


  Earnings per share:
     Basic                                              $     0.26                $     0.19
     Diluted                                            $     0.26                $     0.18

  Cash dividends per share                              $     0.11                $     0.11







 See accompanying notes.

                      THE EASTERN COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         Three Months Ended

                                                                 March 29, 2003           March 30, 2002
                                                                 --------------           --------------
  OPERATING ACTIVITIES:
    Net income                                                    $   953,377               $   677,107
    Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                  908,383                   859,137
       Postretirement benefits other than pensions                     18,396                         -
       Provision for Doubtful Accounts                                 27,799                     3,919
       Issuance of Common Stock for directors' fees                    28,894                    20,284
       Changes in operating assets and liabilities:
         Accounts receivable                                         (571,406)                 (748,438)
         Inventories                                                  (93,250)                  792,056
         Prepaid expenses and other                                    79,824                  (177,216)
         Prepaid pension cost                                         207,470                    74,186
         Accounts payable                                             161,887                   147,153
         Other Accrued expenses                                      (194,126)                  537,196
         Other assets                                                 (39,479)                 (216,293)
                                                                  -----------               -----------
                NET CASH PROVIDED BY OPERATING ACTIVITIES           1,487,769                 1,969,091

  INVESTING ACTIVITIES:
     Purchases of property, plant, and equipment                     (311,957)                 (122,400)
     Business acquisitions, net of cash acquired                            -                  (264,027)
                                                                  -----------               -----------
                NET CASH USED BY INVESTING ACTIVITIES                (311,957)                 (386,427)

  FINANCING ACTIVITIES:
    Principal payments on long-term debt                             (656,530)                 (803,775)
    Purchases of Common Stock for treasury                            (60,055)                        -
    Dividends paid                                                   (399,506)                 (399,210)
                                                                  -----------               -----------
               NET CASH USED BY FINANCING ACTIVITIES               (1,116,091)               (1,202,985)

  Effect of exchange rate changes on cash                              11,153                    (9,554)
                                                                  -----------               -----------

  NET CHANGE IN CASH AND CASH EQUIVALENTS                              70,874                   370,125
  Cash and Cash Equivalents at Beginning of Period                  5,939,232                 4,955,020
                                                                  -----------               -----------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 6,010,106               $ 5,325,145
                                                                  ===========               ===========




                THE EASTERN COMPANY AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)



                                                                             Three Months Ended

                                                                March 29, 2003               March 30, 2002
                                                                --------------               --------------

  Net income                                                      $  953,377                      $  677,107
  Other comprehensive income (loss)
     Currency translation                                            177,258                         248,344
     Change in fair value of derivative financial
       instruments, net of income tax benefit:
          2003 - ($40,000)
          2002 - ($74,000)                                            60,567                         110,578
     Unrealized holding loss on investment in common
       stock, net of income tax benefit of
          $14,300 and $19,500 respectively                           (21,568)                        (29,272)
                                                                  ----------                      ----------
  Comprehensive income                                            $1,169,634                      $1,006,757
                                                                  ==========                      ==========


THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 29, 2003


Note A - Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Refer to the Company's consolidated financial statements and notes thereto included in its Form 10-K for the year ended December 28, 2002 for additional information.

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

Certain prior year amounts have been reclassified to conform to the 2003 presentation.

The condensed balance sheet as of December 28, 2002 has been derived from the audited consolidated balance sheet at that date.



Note B - Earnings Per Share
---------------------------

The denominators used in the earnings per share computations follow:

                                                                THREE MONTHS ENDED
                                                   March 29, 2003        March 30, 2002
                                                   --------------        --------------
  Basic:
     Weighted average shares outstanding             3,630,303              3,629,258
     Contingent shares outstanding                         --                     --
                                                     ---------              ---------
     Denominator for basic earnings per share        3,630,303              3,629,258
                                                     =========              =========

  Diluted:
     Weighted average shares outstanding             3,630,303              3,629,258
     Dilutive stock options                                --                 112,777
                                                     ---------              ---------
     Denominator for diluted earnings per share      3,630,303              3,742,035
                                                     =========              =========


Note C - Inventories
--------------------

The components of inventories follow:

                                       March 29, 2003        December 28, 2002
                                       --------------        -----------------
Raw materials and component parts       $  7,486,360            $  7,658,722
Work in process                            4,139,326               4,226,858
Finished goods                             4,543,558               4,649,077
                                        ------------            ------------
                                        $ 16,169,244            $ 16,534,657
                                        ============            ============

THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 29, 2003


Note D - Segment Information
----------------------------

Segment financial information follows:

                                                      THREE MONTHS ENDED
                                         March 29, 2003         March 30, 2002
                                         --------------         --------------
Revenues:
   Sales to unaffiliated customers:
      Industrial Hardware                $  8,605,204           $  6,897,070
      Security Products                     9,481,688              9,055,813
      Metal Products                        3,503,822              4,367,634
                                         ------------           ------------
                                           21,590,714             20,320,517
   General corporate                           12,569                 13,215
                                         ------------           ------------
                                         $ 21,603,283           $ 20,333,732
                                         ============           ============

Income Before Income Taxes:
   Industrial Hardware                   $  1,123,869           $    809,469
   Security Products                        1,069,774                911,167
   Metal Products                             144,575                248,579
                                         ------------           ------------
      Operating Profit                      2,338,218              1,969,215
   General corporate expenses                (645,567)              (488,221)
   Interest expense                          (346,519)              (446,715)
                                         ------------           ------------
                                         $  1,346,132           $  1,034,279
                                         ============           ============

Note E - Stock-Based Compensation
---------------------------------

 In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which addressed financial accounting and reporting for recording expenses for the fair value of stock options. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123, "Accounting for Stock-Based Compensation." Additionally, SFAS 148 amends the disclosure requirements of SFAS No.123 in both annual and interim financial statements. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

 The Company has elected to continue to account for stock options in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. As such, it does not recognize compensation expense for stock options granted under its stock option plans if the exercise price is at least equal to the fair market value of the Company's common stock on the date granted. Stock-based compensation costs for stock awards are reflected in net income over the awards' vesting period.

 Pro forma information regarding net income and earnings per share, as required by Statement No. 123 "Accounting for Stock-Based Compensation", has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value of the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:


                                             March 29, 2003       March 30, 2002
                                             --------------       --------------
  Risk free interest rate                         2.78%                  4.74%
  Expected volatility                             0.306                  0.310
  Expected option life                           5 years                5 years
  Weighted-average dividend yield                 3.1%                   3.1%


                                                    THREE MONTHS ENDED
                                             March 29, 2003       March 30, 2002

  Net income, as reported                        $953,377             $677,107

  Deduct: Total stock-based employee
  -------
  compensation expense determined
  under fair value based method for all
  awards granted since July 19, 2000,
  net of related tax effects                      (12,873)             (14,505)

  Pro forma net income                           $940,504             $662,602

  Earnings per share:

  Basic-as reported                                 $0.26                $0.19
  Basic-pro forma                                   $0.26                $0.18

  Diluted-as reported                               $0.26                $0.18
  Diluted-pro forma                                 $0.26                $0.18


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


ITEM 2                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------                    FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

The Company makes estimates and assumptions that may materially affect reported amounts and disclosures. These relate to valuation allowances for the collectibility of accounts receivable and for excess and obsolete inventories, accruals for pensions and other postretirement benefits (including forecasted future cost increases and returns on plan assets), provisions for depreciation (estimating useful lives), and, on occasion, accruals for contingent losses. The Company is also subject to various risks and uncertainties that may cause actual results to differ from estimated results, such as changes within our industry segments, in the overall economy, competition, litigation and legislation. Results of Operations

Net income for the first quarter of 2003 was $953,000 or $.26 per share (diluted) on sales of $21.6 million compared to $677,000 or $.18 per share (diluted) on sales of $20.3 million in the first quarter of 2002.

Sales for the first quarter 2003 increased 6% as compared to the same period a year ago. New product introductions were up 8%, while volume of existing products decreased 2%. New product sales include sleeper boxes for Class 8 trailer trucks, rotary locks, luggage tags, drawer slides and cable heads for the mining industry.

The Industrial Hardware segment sales increased 25% as compared to the first quarter of 2002. Sales volume of existing products increased 3%, while new product sales increased sales by 22%. New product sales include the sleeper boxes for Class 8 trailer trucks and various other locking and latching hardware for the utility truck and vehicular accessory markets. Without the sales of Canadian Commercial Vehicle Corporation, which sells the sleeper boxes for Class 8 trailer trucks, acquired in October 2002, sales in the Industrial Hardware Segment would have increased 10% as compared to the first quarter of 2002. Heavy hardware sales to the tractor-trailer market increased 58% from 2002 levels. There has been improved activity in this market, which resulted in some increased production in 2002. Management believes sales of heavy hardware to the trailer industry will continue to improve throughout 2003. Sales of industrial hardware, such as rotary locks, slam latches and multi-point paddle handles to original equipment manufacturers and distributors was up approximately 3% as compared to the first quarter of 2002. Sales of automotive accessories, such as toolbox locks, push-button locks and rotary latches increased 5% and is expected to show continued improvement through 2003. Sales of school bus door closures increased 20% as compared to the same period a year ago. The Company anticipates continued sales improvement in the Industrial Hardware segment throughout the year 2003.

The Security Products segment's sales increased 5% in the first quarter 2003 as compared to the first quarter of 2002. Sales of new products were up 2% and volume of existing products was up 3%. The volume increase was primarily due to gains in market share from competitors and improved activities in the computer industry. Sales of locks to the travel industries were down 50% as compared to the first quarter of 2002. The travel industry continues to be adversely affected in the wake of September 11th terrorist attack and by general economic conditions. Sales of new products included the new luggage tags and drawer slides. Sales of security products to the commercial laundry industry increased 3% as compared to the first quarter of 2002. Sales of Smart Card products continue to increase over prior year levels offsetting declines in some of the more mature product lines. The Company expects sales in the Security Products segment to continue to improve throughout 2003.

In the Metal Products segment, sales were down 20% from the previous year. Volume of existing products dropped 21%, while new product sales increased sales 1%. Current year sales for contract castings were down 38% from the comparable period in 2002. The decrease in the contract casting business was the result of the Company's decision to de-emphasize this line of business beginning in the third quarter of 2002. Sales of mine roof support anchors were down 7% compared to the same period a year ago. Competition from suppliers of alternative products contributed to the reduced level of sales in the first quarter of 2003. The Company continues to look at new manufacturing methods and alternative products to remain competitive in this industry. Sales in 2003 will be less than that reported in 2002 as the Company continues to move away from the production and sale of low margin contract castings.

Gross margin as a percentage of sales for the three months ended March 29, 2003 was 25% which is comparable to the same period a year ago.

Selling and administrative expenses were up 5% or $178 thousand for the first quarter of 2003 as compared to the same period a year ago. The higher selling and administrative expenses are due to increased pension expenses.

Interest expense for the first quarter of 2003 was down 22% or $100 thousand as compared to the first quarter of 2002. The decrease in interest expense was due to the lower debt and lower interest rates.

Earnings before income taxes for the first quarter of 2003 increased 30% or $312 thousand as compared to the first quarter of 2002. The Industrial
Hardware segment earnings increased 39% or $314 thousand for 3 months as compared to the same period a year ago. The increase was the direct result of the additional earnings derived from the Canadian Commercial Vehicles Corporation, a company acquired in October 2002. Increased sales volume of industrial and transportation hardware reflecting greater utilization of production facilities also contributed to the increase. The Security Products segment earnings before income taxes for the three months ended March 29, 2003 were up 17% or $160 thousand as compared to the first quarter of 2002. This increase was the result of
                                       -9-
  increased sales volume from our various lock products. The Metal Products segment earnings were down 42% or $104 thousand compared to the first quarter of 2002. The decrease was due to lower sales of mine roof expansion anchors as well as reduced contract casting sales.

  Liquidity and Sources of Capital

  Cash flows from operations were $1.5 million for the first quarter of 2003 as compared to $2.0 million for the same period in 2002. The change in cash flows resulted from the associated timing differences for collections of accounts receivable, payments of liabilities and changes in inventories. Cash flow from operations coupled with cash on hand at the beginning of the first quarter of 2003 was sufficient to fund capital expenditures, debt service and dividend payments.

  Additions to property, plant and equipment were $311 thousand during the first quarter of 2003 versus $386 thousand for the comparable period a year ago. Total 2003 capital expenditures are expected to approximate $1.5 million to $2.5 million.

  Total inventories as of March 29, 2003 were $16.2 million as compared to the $16.5 million level as of fiscal year-end December 28, 2002. The inventory turnover ratio of 4.0 turns at the end of the first quarter was better than the year end ratio of 3.7 turns and the 3.4 turns experienced in the first quarter of 2002. Accounts receivable increased by $571 thousand from year-end 2002, primarily due to increased sales volume compared to the fourth quarter of 2002. The average day's sales in accounts receivable for the first quarter of 2003 was 47 days compared to year-end 2002 of 48 days and the first quarter of 2002 of 52 days.

  Cash flow from operating activities and funds available under the revolving credit portion of the Company's loan agreement should be sufficient to cover future foreseeable working capital requirements.

  Forward-Looking Information

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


ITEM 3            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------            ----------------------------------------------------------

  There have been no material changes in market risk from what was reported in the 2002 Annual Report on Form 10-K.

ITEM 4            CONTROLS AND PROCEDURES
------            -----------------------

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


ITEM 2            CHANGES IN SECURITIES AND USE OF PROCEEDS
------            -----------------------------------------
                  None


ITEM 3            DEFAULTS UPON SENIOR SECURITIES
------            -------------------------------
                  None


ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------            ---------------------------------------------------
                  The Registrant held its Annual Meeting of the Stockholders at The Eastern Company, Naugatuck, Connecticut on Wednesday, the twenty-third day of April 2003. The matters voted on and the voting results were:



                                        FOR            AGAINST          ABSTENTION
1)   Election of two directors
     for a three-year term
     expiring in the year 2006.

     David C. Robinson               3,061,375         45,456
     Donald S. Tuttle III            3,061,316         45,515

    Continuing Directors:
      John W. Everets
      Leonard F. Leganza
      Charles W. Henry


2)    Appointment of Ernst &
      Young LLP as
      independent auditors:          3,075,975         13,491             17,362


ITEM 5            OTHER INFORMATION
------            -----------------
                  None

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K
-------           --------------------------------

                  (a) 99(1) The Registrants' Annual Report on Form 10-K for the
                      fiscal year ended December 28, 2002 is incorporated herein by reference.

                      99(2) Certifications pursuant to Rule 13a-14 or Rule 15d-14 and 18 USC 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.

                  (b) None


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE EASTERN COMPANY
                                        (Registrant)


DATE:  May 13, 2003                     /s/Leonard F. Leganza
       ------------                     ---------------------
                                        Leonard F. Leganza
                                        President and Chief Executive Officer



DATE:  May 13, 2003                     /s/John L. Sullivan, III
       ------------                     ------------------------
                                        John L. Sullivan III
                                        Vice President, Secretary and Treasurer