Form 10-Q
period 2003-06-28
EASTERN CO
filed 2003-08-11
CIK 31107

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                           PERIOD ENDED JUNE 28, 2003

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
                          PERIOD FROM --- to ---.

                          Commission File Number 0-599

                              THE EASTERN COMPANY
                              -------------------
             (Exact Name of Registrant as specified in its charter)

             Connecticut                               06-0330020
             -----------                               ----------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)               Identification No.)

   112 Bridge Street, Naugatuck, Connecticut             06770
   -----------------------------------------             ------
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

                                  Yes X No -- .

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                  Yes -- No X .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                         Outstanding as of June 28, 2003
              -----                         -------------------------------
  Common Stock, No par value                            3,612,746

                              PART I

                       FINANCIAL INFORMATION

               THE EASTERN COMPANY AND SUBSIDIARIES

  ITEM I   CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
  ------   -------------------------------------------------

  ASSETS
                                                                 June 28, 2003               December 28, 2002
                                                                 -------------               -----------------
  CURRENT ASSETS
  Cash and cash equivalents                                      $   5,058,728                 $   5,939,232
  Investment in common stock, at market                                872,209                       807,438
  Accounts receivable, less allowances:
  2003 - $373,000; 2002 - $304,000                                  11,289,161                    10,824,807
  Inventories                                                       16,925,297                    16,534,657
  Prepaid expenses and other                                         1,249,199                     1,336,383
  Deferred income taxes                                                564,000                       564,000
                                                                 -------------                 -------------
  Total Current Assets                                              35,958,594                    36,006,517
  --------------------

  Property, plant and equipment                                     41,418,387                    40,442,628
  Accumulated depreciation                                         (17,055,417)                  (15,392,659)
                                                                 -------------                 -------------
                                                                    24,362,970                    25,049,969

  Goodwill and trademarks                                           10,635,032                    10,514,047
  Patents, technology and licenses,
   less accumulated amortization                                     2,033,752                     2,111,865
  Intangible pension asset                                           1,112,129                     1,112,129
  Prepaid pension cost                                               1,021,160                     1,338,010
                                                                 -------------                 -------------
     TOTAL ASSETS                                                $  75,123,637                 $  76,132,537
                                                                 =============                 =============

  LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES
  Accounts payable                                               $   4,232,941                 $   3,838,412
  Accrued compensation                                               1,177,347                     1,923,463
  Other accrued expenses                                             1,634,261                     2,015,979
  Current portion of long-term debt                                  2,624,254                     2,628,664
                                                                 -------------                 -------------
  Total Current Liabilities                                          9,668,803                    10,406,518
  -------------------------

  Deferred federal income taxes                                        841,687                       737,987
  Long-term debt, less current portion                              17,615,723                    18,920,747
  Accrued postretirement benefits                                    2,614,948                     2,578,156
  Accrued rate swap obligation                                         943,690                     1,138,086
  Accrued pension obligation                                         3,848,197                     4,448,197

  Shareholders' Equity
  Preferred Stock, no par value
     Authorized shares - 2,000,000
     (No shares issued)
  Common Stock, no par value:
     Authorized Shares - 25,000,000
     Issued and outstanding shares:
       2003-3,612,746;  2002-3,631,869
       excluding 1,680,320 in 2003 and 1,657,320
       shares held in  treasury                                        615,489                       883,695
  Accumulated other comprehensive (loss)/income:
      Foreign currency translation                                    (189,535)                     (898,137)
      Additional minimum pension liability, net of taxes            (4,073,870)                   (4,073,870)
      Derivative financial instruments, net of taxes                  (566,690)                     (683,086)
      Unrealized holding gain on investment in common
       stock, net of taxes                                              74,964                        35,893
                                                                 -------------                 -------------

                                                                    (4,755,131)                   (5,619,200)

  Retained earnings                                                 43,730,231                    42,638,351
                                                                 -------------                 -------------
     TOTAL SHAREHOLDERS' EQUITY                                     39,590,589                    37,902,846
                                                                 -------------                 -------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $  75,123,637                 $  76,132,537
                                                                 =============                 =============
  See accompanying notes.
                                -2-

                      THE EASTERN COMPANY AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                           Six Months Ended                      Three Months Ended
                                                  June 28, 2003      June 29, 2002        June 28, 2003       June 29, 2002
                                                  -------------      -------------        -------------       -------------
  Net sales                                        $43,181,825        $41,612,262          $21,591,111         $21,291,745

  Other income                                          25,818             40,400               13,249              27,185
                                                   -----------        -----------          -----------         -----------
                                                    43,207,643         41,652,662           21,604,360          21,318,930

  Cost of products sold                             32,409,625         31,689,505           16,318,446          16,478,547
                                                   -----------        -----------          -----------         -----------
                                                    10,798,018          9,963,157            5,285,914           4,840,383

  Selling and administrative expenses                7,293,196          6,911,464            3,473,743           3,269,684

  Interest expense                                     669,091            884,582              322,572             437,867
                                                   -----------        -----------          -----------         -----------

  INCOME BEFORE INCOME TAXES                         2,835,731          2,167,111            1,489,599           1,132,832

  Income taxes                                         945,666            731,486              552,911             374,314
                                                   -----------        -----------          -----------         -----------

  NET INCOME                                       $ 1,890,065        $ 1,435,625           $  936,688         $   758,518
                                                   ===========        ===========          ===========         ===========


  Net income per share:
      Basic                                          $    0.52          $    0.40            $    0.26           $    0.21
      Diluted                                        $    0.52          $    0.38            $    0.26           $    0.20

  Cash dividends per share                           $    0.22          $    0.22            $    0.11           $    0.11



                      THE EASTERN COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        Six Months Ended

                                                              June 28, 2003           June 29, 2002
                                                              -------------           -------------
  OPERATING ACTIVITIES:
    Net income                                                  $ 1,890,065             $ 1,435,625
    Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                              1,840,656               1,811,709
       Loss on sales of equipment and other assets                       -                       -
       Postretirement benefits other than pensions                   36,792                  37,500
       Provision for losses on accounts receivable                   66,315                   4,836
       Issuance of Common Stock for directors' fees                  49,189                  42,785
       Changes in operating assets and liabilities:
         Accounts receivable                                       (391,352)             (1,242,184)
         Inventories                                               (752,313)              2,313,644
         Prepaid expenses                                           471,293                 139,483
         Prepaid pension                                            (24,062)                148,360
         Accounts payable                                          (413,884)                (34,521)
         Accrued expenses                                          (460,712)               (113,501)
         Other Assets                                               (72,502)               (272,200)
                                                                -----------             -----------
               NET CASH PROVIDED BY OPERATING ACTIVITIES          2,239,485               4,271,536


  INVESTING ACTIVITIES:
      Purchases of property, plant, and equipment                  (742,674)               (752,733)
      Other                                                          33,307                   3,177
                                                                -----------             -----------
               NET CASH USED BY INVESTING ACTIVITIES               (709,367)               (749,556)


  FINANCING ACTIVITIES:
    Principal payments on long-term debt                         (1,307,505)             (1,608,384)
    Purchases of Common Stock for treasury                         (317,395)                     -
    Dividends paid                                                 (798,185)               (797,568)
                                                                -----------             -----------
               NET CASH USED BY FINANCING ACTIVITIES             (2,423,085)             (2,405,952)

  Effect of exchange rate changes on cash                            12,463                  11,204
                                                                -----------             -----------

  NET CHANGE IN CASH AND CASH EQUIVALENTS                          (880,504)              1,127,232

  Cash and Cash Equivalents at Beginning of Period                5,939,232               4,955,020
                                                                -----------             -----------

  CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 5,058,728            $  6,082,252
                                                                ===========            ============



                  THE EASTERN COMPANY AND SUBSIDIARIES

  CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)



                                                                Six Months Ended                          Three Months Ended

                                                         June 28, 2003       June 29, 2002       June 28, 2003       June 29, 2002
                                                         -------------       -------------       -------------       -------------

  Net income                                                $ 1,890,065        $ 1,435,625        $   936,688          $   758,518
  Other comprehensive income --
     Foreign currency translation                               708,602            386,061            531,344              137,717
     Change in fair value of derivative financial
       instruments, net of income tax (expense)/benefit:
          2003 - ($78,000) and ($38,000) respectively;          116,396                                55,829
          2002 - ($13,000) and $61,000 respectively                                 18,304                                 (92,274)
     Unrealized holding gain on investment in
       common stock, net of income tax expense
          2003 - ($25,700) and ($40,000)respectively;            39,071                                60,639
          2002 - ($4,500) and ($24,000) respectively                                 6,338                                  35,610
                                                            -----------        -----------        -----------          -----------
  Comprehensive income                                      $ 2,754,134        $ 1,846,328        $ 1,584,500          $   839,571
                                                            ===========        ===========        ===========          ===========


THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 28, 2003


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


Note B - Earnings Per Share
---------------------------

The denominators used in the earnings per share computations follow:

                                                              Six Months Ended                  Three Months Ended
                                                     June 28, 2003     June 29, 2002       June 28, 2003   June  29, 2002
                                                     -------------     -------------       -------------   --------------
  Basic:
     Weighted average shares outstanding                3,627,807         3,629,931           3,625,310        3,630,586
     Contingent shares outstanding                             --                --                  --               --
                                                        ---------         ---------           ---------        ---------
     Denominator for basic earnings per share           3,627,807         3,629,931           3,625,310        3,630,586
                                                        =========         =========           =========        =========

  Diluted:
     Weighted average shares outstanding                3,627,807         3,629,931           3,625,310        3,630,586
     Contingent shares outstanding                             --                --                  --               --
     Dilutive stock options                                 2,602            99,611               5,204           86,445
                                                        ---------         ---------           ---------        ---------
     Denominator for diluted earnings per share         3,630,409         3,729,542           3,630,514        3,717,031
                                                        =========         =========           =========        =========

Note C - Inventories
--------------------

The components of inventories follow:

                                        June 28, 2003          December 28, 2002
                                        -------------          -----------------
Raw materials and component parts       $  7,836,413            $  7,658,722
Work in process                            4,332,876               4,226,858
Finished goods                             4,756,008               4,649,077
                                        ------------            ------------
                                        $ 16,925,297            $ 16,534,657
                                        ============            ============

                                       -6-

THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 28, 2003


Note D - Segment Information
----------------------------

Segment financial information follows:

                                                   SIX MONTHS ENDED                       THREE MONTHS ENDED
                                            June 28, 2003     June 29, 2002          June 28, 2003        June 29, 2002
                                            -------------     -------------          -------------        -------------
Revenues:
   Sales to unaffiliated customers:
      Industrial Hardware                    $17,066,514       $14,902,415           $ 8,461,310           $ 8,005,345
       Security Products                      18,861,109        18,494,321             9,379,421             9,438,508
      Metal Products                           7,254,202         8,215,526             3,750,380             3,847,892
                                             -----------       -----------           -----------           -----------
                                              43,181,825        41,612,262            21,591,111            21,291,745
General corporate                                 25,818            40,400                13,249                27,185
                                             -----------       -----------           -----------           -----------
                                             $43,207,643       $41,652,662           $21,604,360           $21,318,930
                                             ===========       ===========           ===========           ===========

Income Before Income Taxes:
   Industrial Hardware                       $ 2,197,375       $ 1,799,473           $ 1,073,507           $ 1,062,078
   Security Products                           2,160,267         1,973,095             1,090,493             1,169,217
   Metal Products                                270,842           211,834               126,267               (35,530)
                                             -----------       -----------           -----------           -----------
      Operating Profit                         4,628,484         3,984,402             2,290,267             2,195,765
   General corporate expenses                 (1,123,662)         (932,707)             (478,096)             (625,066)
   Interest expense                             (669,091)         (884,584)             (322,572)             (437,867)
                                             -----------       -----------           -----------           -----------
                                             $ 2,835,731       $ 2,167,111           $ 1,489,599           $ 1,132,832
                                             ===========       ===========           ===========           ===========

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


                                            June 28, 2003         June 29, 2002
                                            -------------         -------------
  Risk free interest rate                       2.27                   4.19
  Expected volatility                           3.07                   3.10
  Expected option life                         5 years               5 years
  Weighted-average dividend yield               3.1%                   3.1%

                                                               THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                       June 28, 2003      June 29, 2002       June 28, 2003      June 29, 2002
                                                       -------------      -------------       -------------      -------------
       Net (loss) income, as reported                      $936,688           $758,518          $1,890,065         $1,435,625

       Deduct: Total stock-based employee
       compensation expense determined
       under fair value based method for all
       awards granted since July 19, 2000,
       net of related tax effects
                                                            (12,873)           (14,505)            (25,746)           (29,010)
       Pro forma net income                                $923,815           $744,013          $1,864,319         $1,406,615

       Earnings per share:

       Basic-as reported                                      $0.26              $0.21               $0.52              $0.40
       Basic-pro forma                                        $0.25              $0.20               $0.51              $0.39

       Diluted-as reported                                    $0.26              $0.20               $0.52              $0.38
       Diluted-pro forma                                      $0.25              $0.20               $0.51              $0.38


For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the stock options' vesting period ranging from 1 to 5 years. The pro forma effect on net income and related earnings per share may not be representative of future years' impact since the terms and conditions of new grants may vary from the current terms.


ITEM 2                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS
------                  ---------------------------------------

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

Results of Operations

  Net income per share for the second quarter of 2003 was $937,000 or $.26 per diluted share on sales of $21.6 million compared to $759,000 or $.20 per diluted share on sales of $21.3 million in the second quarter of 2002. Net income for the first six months of 2003 was $1.9 million or $.52 per diluted share on sales of $43.2 million as compared to the first six months of 2002 of $1.4 million or $.38 per diluted share on sales of $41.6 million.

  Sales for the second quarter 2003 were up 1% compared to the same period a year ago. New product sales contributed 8%, volume of existing products decreased 8% and prices increased 1%. Sales for the first half of 2003 were up 4% compared to the same period a year ago. Volume of existing products was down 5% while new product sales were up 8% and prices were up 1%.

  The Industrial Hardware segment's second quarter sales were up 6% compared to the second quarter of 2002. New product sales increased 21% and volume of existing products decreased 15%. Sales for the first six months of 2003 were up 15% compared to the same period a year ago. New product sales increased 22% while sales volume of existing products was down 7%. New products include pushbutton locking systems for use on utility truck bodies, rotary locks for the truck accessories market and "sleeper boxes" for use on class 8 trucks. Without the additional sales of "sleeper boxes" resulting from the acquisition of Canadian Commercial Vehicles Corporation, sales would have decreased by 9% in the three month period and would have been flat for the 6 month period compared to the same periods in the prior year. Sales of heavy hardware to the tractor-trailer industry were up 13% for the first six months of 2003 as compared to the same period a year ago. While sales of heavy hardware dipped in the second quarter, management believes 2003 will continue to show improvement over the prior year. Sales of our school and courtesy bus products were up 6% for the first half of the year as compared to the first half of 2002. Sales of industrial hardware are up 4% from prior year levels. Sales of automotive accessories decreased 7% for six months compared to the same period in 2002. Our presence in China has recently been expanded with the establishment of Eastern Industries (Shanghai) Ltd., a manufacturing facility located in Shanghai, China. This subsidiary will be instrumental in helping us remain price competitive in North America and will open up the possibility to more effectively pursue markets in Asia and elsewhere. In addition to producing fabricated metal products, it will include plastic injection molding capability. It will also serve as a sourcing center for non-competitive products. The Company anticipates continued sales improvement in the Industrial Hardware segment throughout 2003.

  The Security Products segment's sales were comparable in the second quarter 2003 as compared to the second quarter of 2002. Sales for the first half of 2003 were up 2% compared to the first half of 2002. Volume of existing products was up 1% and new product sales increased 1%. Sales of new products consisted of electronic drop meters for commercial laundry applications. Sales of locks to the computer industry decreased 12% in the second quarter of 2003 as compared to the comparable quarter of 2002 while sales for the first half of 2003 increased 8% as compared to the first half of 2002. Sales of locks to the electronic industries were up 19% for the first half of 2003 as compared to the first half of 2002. Sales of locks to the travel industry continue to be below prior year levels. While the TSA (Transportation Security Administration) has announced not to lock baggage, the Company has introduced the PrestoSeal product line to prevent surreptitious entry into baggage and has been working with Travel Sentry in developing a new lock that would meet TSA requirements. Sales of security products to the commercial laundry industry increased 2% as compared to the first half of 2002. The Company continues to pursue new business opportunities through aggressive pricing, improved customer service, intense marketing and a commitment to new product development.

  The Metal Products segment's sales were down 3% in the second quarter 2003 as compared to the second quarter of 2002. Volume of existing products was down 11% and prices increased 8%. Sales for the first half were down 12% compared to the first half of 2002. Volume of existing products was down 16% and prices increased 4%. Sales of our contract casting products for use in the commercial and industrial construction industry decreased 32% for the first half of 2003 as compared to the first half of 2002. Foreign competition from China and Mexico with low labor rates and favorable foreign exchange rates has created pricing pressure and reduced demand for our contract casting products. Sales of our mine roof anchors were up 2% for the first half of 2003 as compared to 2002. The Company continues to look at new manufacturing methods and alternative products to remain competitive in this industry. Sales for 2003 will be lower than those reported in 2002 as the Company continues to move away from the production and sale of low margin contract castings.

  Gross margin as a percentage of sales for the three and six months ended June 28, 2003 were approximately 24% and 25% respectively compared to 23% and 24% in the comparable periods a year ago. The increase in gross margin is primarily the result of product mix and increased sales volume causing higher plant utilization at some of our production facilities.

  Selling and administrative expenses were up 6% or $207,000 and 6% or $382,000 respectively for the three and six months ended June 28, 2003 compared to the same periods a year ago. The increase in selling and administrative expenses for both the three and six month periods are due to the addition of Canadian Commercial Vehicles in the 2003 periods and favorable insurance premium refunds received in the second quarter of 2002.

  Interest expense decreased by $115,000 or 26% for the second quarter of 2003 and $215,000 or 24% for six months as compared to the same periods in 2003. This decrease in interest expense was due to lower debt and lower interest rates.

  Earnings before income taxes for the three months ended June 28, 2003 were up $357,000 or 32% and for six months ended June 28, 2003 were up 31% or $669,000 as compared to the same periods of 2002. The Industrial Hardware segment was comparable to the prior year for the three month period and up 22% or $398,000 for the six month period as compared to the same periods a year ago. The increase in the six months was primarily the result of increased sales over the prior year period, which included the additional sales generated in 2003 from the acquisition of Canadian Commercial Vehicles in October 2002. The Security Products segment earnings before income taxes for the three and six month periods ended June 28, 2003 were down 6% or $69,000 and up 9% or $187,000 respectively compared to the comparable periods a year ago. The decrease in the three month period was due to lower sales volume in 2003 and the increase in the six month period was the result of increased sales volume and efficiency gains achieved through the consolidation of the manufacturing operations of CCL Security Products into the Illinois Lock facility in Wheeling Illinois during 2002. The Metal Products segment earnings were up 455% or $162,000 and 28% or $59,000 for the second quarter and first half of 2003 over the same periods a year ago. This increase was mainly due to increased prices and elimination of some lower margin contract casting products.

  The effective tax rate of 37% for the 3 months ended June 28, 2003 was higher than the comparable period in 2002 of 33% due to higher foreign taxes.


  Liquidity and Sources of Capital

  Cash flows from operations were $2.2 million for the first half of 2003 versus $4.3 million for the same period in 2002. The change in cash flows resulted from changes in the level of sales at all locations and the associated timing differences for collections of accounts receivable and payments of liabilities and changes in inventories. Cash flow from operations coupled with cash on hand at the beginning of the year was sufficient to fund capital expenditures, debt service, contributions to the companies pension plans, purchases of Common Stock for the treasury and dividend payments.

  Additions to property, plant and equipment were $709,000 during the first half of 2003 versus $750,000 for the comparable period a year ago. Total capital expenditures for 2003 are expected to be in the range of $1.5 million to $2.5 million.

  Total inventories as of June 28, 2003 were $16.9 million or $391,000 higher than year end 2002. The inventory turnover ratio of 3.8 turns at the end of the second quarter was comparable to both the prior year second quarter of 3.9 turns and the year end ratio of 3.7 turns. Accounts receivable increased by $464,000 from year end 2002, primarily due to increased sales volume compared to the fourth quarter of 2002. The average days sales in accounts receivable for the second quarter of 2003 was 48 days compared to 52 days in the second quarter of 2002 and 48 days at year end 2002.

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

ITEM 3            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------            ----------------------------------------------------------

There have been no material changes in market risk from what was reported in the 2003 Annual Report on Form 10-K.

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


ITEM 2            CHANGES IN SECURITIES AND USE OF PROCEEDS
------            -----------------------------------------
                  None


ITEM 3            DEFAULTS UPON SENIOR SECURITIES-
------            -------------------------------
                  None

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------            ---------------------------------------------------

                  See the information set forth in Item 4 of the Form 10-Q of the Company for the quarterly period ended March 29, 2003.


ITEM 5            OTHER INFORMATION
------            -----------------
                  None



ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K
-------           --------------------------------

                  (a) 99(1) The Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2002 is incorporated herein by reference.

                       99(2) The Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2003 is incorporated herein by reference.

                       99(3) Certifications pursuant to Rule 13a-14 or Rule 15d-14 and 18 USC 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.

                  (b) 99(4) Form 8-K filed on April 23, 2003 setting forth the press release reporting the Company's earnings for the quarter ended March 29, 2003.

                       99(5) Form 8-K filed on July 30, 2003 setting forth the press release reporting the Company's earnings for the quarter ended June 28, 2003.



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      THE EASTERN COMPANY
                                      (Registrant)


DATE:  August 11, 2003                /s/Leonard F. Leganza
       ---------------                ---------------------
                                      Leonard F. Leganza
                                      President and Chief Executive Officer



DATE:  August 11, 2003                /s/John L. Sullivan III
       ---------------                ------------------------
                                      John L. Sullivan III
                                      Vice President, Secretary and Treasurer