Form 10-Q
period 2003-09-27
EASTERN CO
filed 2003-10-31
CIK 31107

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                         PERIOD ENDED SEPTEMBER 27, 2003

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

                                  Yes X No-- .

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                  Yes-- No X .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                      Outstanding as of September 27, 2003
            -----                      ------------------------------------
 Common Stock, No par value                        3,613,914

                                PART I

                         FINANCIAL INFORMATION

                 THE EASTERN COMPANY AND SUBSIDIARIES
  ITEM I   CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

  ASSETS
                                                                       September 27, 2003              December 28, 2002
                                                                       ------------------              -----------------
  CURRENT ASSETS
  Cash and cash equivalents                                               $   5,303,433                   $   5,939,232
  Investment in common stock, at market                                               -                         807,438


  Accounts receivable, less allowances:
  2003 - $463,000; 2002 - $304,000                                           11,899,352                      10,824,807
  Inventories                                                                16,603,119                      16,534,657
  Prepaid expenses and other                                                  1,540,184                       1,336,383
  Deferred income taxes                                                         564,000                         564,000
                                                                          -------------                   -------------
  Total Current Assets                                                       35,910,088                      36,006,517
  --------------------

  Property, plant and equipment                                              42,448,565                      40,442,628
  Accumulated depreciation                                                  (17,803,235)                    (15,392,659)
                                                                          -------------                   -------------
                                                                             24,645,330                      25,049,969

  Goodwill and trademarks                                                    10,489,943                      10,514,047
  Patents, technology and licenses, less accumulated amortization             2,096,935                       2,111,865
  Intangible pension asset                                                    1,112,129                       1,112,129
  Prepaid pension cost                                                          683,089                       1,338,010
                                                                          =============                   =============

     TOTAL ASSETS                                                         $  74,937,514                   $  76,132,537
                                                                          =============                   =============

  LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES
  Accounts payable                                                        $   4,726,462                   $   3,838,412
  Accrued compensation                                                        1,737,608                       1,923,463
  Other accrued expenses                                                      1,492,371                       2,015,979
  Current portion of long-term debt                                           2,619,418                       2,628,664
                                                                          -------------                   -------------
  Total Current Liabilities                                                  10,575,859                      10,406,518
  -------------------------

  Deferred federal income taxes                                                 853,787                         737,987
  Long-term debt, less current portion                                       16,465,512                      18,920,747
  Accrued postretirement benefits                                             2,435,853                       2,578,156
  Accrued rate swap obligation                                                  790,275                       1,138,086
  Accrued pension obligation                                                  3,629,664                       4,448,197

  Shareholders' Equity
  Preferred Stock, no par value
     Authorized shares - 2,000,000
     (No shares issued)
  Common Stock, no par value:
     Authorized Shares - 25,000,000
     Issued and outstanding shares:
       2003-3,613,914;  2002-3,631,869
       excluding 1,680,342 in 2003 and
       1,657,320 in 2002 shares held in treasury                                632,650                         883,695
  Accumulated other comprehensive (loss)/income:
      Foreign currency translation                                             (173,529)                       (898,137)
      Additional minimum pension liability, net of taxes                     (4,073,870)                     (4,073,870)
      Derivative financial instruments, net of taxes                           (474,275)                       (683,086)
      Unrealized holding gain on investment in common stock, net of                   -                          35,893
                                                                          -------------                   -------------
                                                                             (4,721,674)                     (5,619,200)

  Retained earnings                                                          44,275,588                      42,638,351
                                                                          -------------                   -------------
     TOTAL SHAREHOLDERS' EQUITY                                              40,186,564                      37,902,846
                                                                          -------------                   -------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $  74,937,514                   $  76,132,537
                                                                          =============                   =============
  See accompanying notes.

                                  -2-

                      THE EASTERN COMPANY AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                     Nine Months Ended                    Three Months Ended
                                                           Sept. 27, 2003      Sept. 28, 2002      Sept. 27, 2003    Sept. 28, 2002
                                                        -----------------      --------------      --------------    --------------
  Net sales                                                  $65,045,930        $61,652,944          $ 21,864,105       $20,040,682

  Cost of products sold                                       48,986,266         46,153,532            16,576,641        14,464,027
                                                             -----------        -----------          ------------       -----------
                                                              16,059,664         15,499,412             5,287,464         5,576,655

  Selling and administrative expenses                        (10,924,323)       (10,966,287)           (3,631,127)       (4,054,823)

  Interest expense                                              (979,437)        (1,322,108)             (310,346)         (437,526)

  Other income                                                   198,701             53,803               172,883            13,403

                                                             -----------        -----------          ------------       -----------
  INCOME BEFORE INCOME TAXES                                   4,354,605          3,264,820             1,518,874         1,097,709


  Income taxes
                                                               1,521,781          1,151,152               576,115           419,666
                                                             -----------        -----------          ------------       -----------

  NET INCOME                                                 $ 2,832,824        $ 2,113,668          $    942,759       $   678,043
                                                             ===========        ===========          ============       ===========


  Net income per share:
     Basic                                                      $   0.78           $   0.58              $   0.26          $   0.19
     Diluted                                                    $   0.78           $   0.57              $   0.26          $   0.19

  Cash dividends per share                                      $   0.33           $   0.33              $   0.11          $   0.11


                      THE EASTERN COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                Nine Months Ended

                                                                      Sept. 27, 2003           Sept. 28, 2002
                                                                      --------------           --------------
  OPERATING ACTIVITIES:
    Net income                                                          $ 2,832,824             $ 2,113,668
    Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                      2,727,814               2,699,443
       Postretirement benefits other than pensions                         (142,303)                 56,250
       Provision for losses on accounts receivable                          156,291                 (93,065)
      Gain on Sale of Common Stock Held as Investment                      (166,788)
       Issuance of Common Stock for directors' fees                          66,682                  71,608
       Changes in operating assets and liabilities:
         Accounts receivable                                             (1,070,982)               (619,603)
         Inventories                                                       (421,909)              2,615,100
         Prepaid expenses                                                   180,967                 (72,230)
         Prepaid pension                                                     93,901                 222,513
         Accounts payable                                                    59,976                 642,565
         Accrued expenses                                                   (37,375)              1,281,753
         Other assets                                                      (121,679)               (323,338)
                                                                        -----------             -----------
                NET CASH PROVIDED BY OPERATING ACTIVITIES                 4,157,419               8,594,664

  INVESTING ACTIVITIES:
      Purchases of property, plant, and equipment                        (1,732,042)             (1,091,775)
      Proceeds from Sale of Common Stock Held As Investment                 915,133                       -
      Other                                                                  (4,461)                 (2,241)
                                                                        -----------             -----------
               NET CASH USED BY INVESTING ACTIVITIES                       (821,370)             (1,094,016)

  FINANCING ACTIVITIES:
    Principal payments on long-term debt                                 (2,462,470)             (2,413,399)
    Purchases of Common Stock for treasury                                 (317,726)                      -
    Dividends paid                                                       (1,195,587)             (1,198,090)
                                                                        -----------             -----------
               NET CASH USED BY FINANCING ACTIVITIES                     (3,975,783)             (3,611,489)

  Effect of exchange rate changes on cash                                     3,935                  (3,896)
                                                                        -----------             -----------

  NET CHANGE IN CASH AND CASH EQUIVALENTS                                  (635,799)              3,885,263
  Cash and Cash Equivalents at Beginning of Period                        5,939,232               4,955,020
                                                                        -----------             -----------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 5,303,433             $ 8,840,283
                                                                        ===========             ===========

                      THE EASTERN COMPANY AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)


                                                                        Nine Months Ended                        Three Months Ended

                                                             Sept. 27, 2003     Sept. 28, 2002      Sept. 27, 2003    Sept. 28, 2002
                                                             --------------     --------------      --------------    --------------

  Net income                                                   $ 2,832,824        $ 2,113,668          $ 942,759        $  678,043
  Other comprehensive income items --
     Foreign currency translation                                  724,608            360,574             16,006           (25,487)
     Change in fair value of derivative financial
       instruments, net of income tax (expense)/benefit:
          2003 - ($139,000) and ($61,000) respectively;            208,811                                92,415
          2002 - $63,000 and $76,000 respectively                                     (95,245)                            (113,549)
     Unrealized holding (loss)on investment in
      common stock, net of income tax benefit of
          2003 - $23,200 and $48,900 respectively;                 (35,893)                              (74,964)
          2002 - $48,500 and $53,000 respectively                                     (72,784)                             (79,122)

                                                               -----------        -----------          ---------        ----------
  Comprehensive income                                         $ 3,730,350        $ 2,306,213          $ 976,216        $  459,885
                                                               ===========        ===========          =========        ==========


THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 27, 2003



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


Note B - Earnings Per Share
---------------------------

The denominators used in the earnings per share computations follow:


                                                                 Nine Months Ended                     Three Months Ended
                                                         Sept. 27, 2003  Sept. 28, 2002   Sept. 27, 2003  Sept. 28, 2002
                                                         --------------  --------------   --------------  --------------
  Basic:
      Denominator for basic earnings per share              3,622,791       3,630,644        3,612,748       3,632,046
                                                            =========       =========        =========       =========

  Diluted:
     Weighted average shares outstanding                    3,622,791       3,630,644        3,612,748       3,632,046
     Dilutive stock options                                    26,821          66,407           75,260              --
                                                            ---------       ---------        ---------       ---------
     Denominator for diluted earnings per share             3,649,612       3,697,051        3,688,008       3,632,046
                                                            =========       =========        =========       =========


Note C - Inventories
--------------------

The components of inventories follow:


                                       September 27, 2003      December 28, 2002
                                       ------------------      -----------------
Raw materials and component parts        $  7,687,244            $  7,658,722
Work in process                             4,250,399               4,226,858
Finished goods                              4,665,476               4,649,077
                                         ------------            ------------
                                         $ 16,603,119            $ 16,534,657
                                         ============            ============

THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 27, 2003


Note D - Segment Information
----------------------------

Segment financial information follows:

                                               NINE MONTHS ENDED                         THREE MONTHS ENDED
                                       Sept. 27, 2003      Sept. 28, 2002       Sept. 27, 2003       Sept. 28, 2002
                                       --------------      --------------       --------------       --------------
Revenues:
   Sales to unaffiliated customers:
      Industrial Hardware               $ 26,054,463        $ 21,844,325         $  8,987,949         $  6,941,910
       Security Products                  28,848,739          27,920,380            9,987,630            9,426,059
      Metal Products                      10,142,728          11,888,239            2,888,526            3,672,713
                                        ------------        ------------         ------------         ------------
                                          65,045,930          61,652,944           21,864,105           20,040,682
General corporate                            198,701              53,803              172,883               13,403
                                        ------------        ------------         ------------         ------------
                                        $ 65,244,631        $ 61,706,747         $ 22,036,988         $ 20,054,085
                                        ============        ============         ============         ============

Income Before Income Taxes:
   Industrial Hardware                  $  3,179,441        $  2,775,821         $    982,066         $    976,348
   Security Products                       3,508,853           3,184,933            1,348,586            1,211,838
   Metal Products                            118,759            (188,489)            (152,083)            (400,323)
                                        ------------        ------------         ------------         ------------
      Operating Profit                     6,807,053           5,772,265            2,178,569            1,787,863
   General corporate expenses             (1,473,011)         (1,190,440)            (349,349)            (257,731)
   Interest expense                         (979,437)         (1,317,005)            (310,346)            (432,423)
                                        ------------        ------------         ------------         ------------
                                        $  4,354,605        $  3,264,820         $  1,518,874         $  1,097,709
                                        ============        ============         ============         ============


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

Pro forma information regarding net income and earnings per share, as required by Statement No. 123 "Accounting for Stock-Based Compensation", has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value of the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:


                                          Sept. 27, 2003      Sept. 28, 2002
                                          --------------      --------------

  Risk free interest rate                     4.60                   4.81
  Expected volatility                         3.04                   3.06
  Expected option life                       5 years                5 years
  Weighted-average dividend yield             3.1%                   3.1%




                                                               THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                       Sept. 27, 2003         Sept. 28, 2002     Sept. 27, 2003      Sept. 28, 2002
                                                       --------------         --------------     --------------      --------------

Net income, as reported                                    $942,759               $678,043          $2,832,824          $2,113,668

Deduct: Total stock-based employee
compensation expense determined
under fair value based method for all
awards granted since July 19, 2000,
net of related tax effects                                  (39,076)               (84,210)            (65,008)           (113,328)
                                                           --------               --------          ----------          ----------

       Pro forma net income                                $903,683               $593,883          $2,767,816          $2,000,340
                                                           ========               ========          ==========          ==========

       Earnings per share:

       Basic-as reported                                      $0.26                  $0.19               $0.78               $0.58
       Basic-pro forma                                        $0.25                  $0.16               $0.76               $0.55

       Diluted-as reported                                    $0.26                  $0.19               $0.78               $0.57
       Diluted-pro forma                                      $0.25                  $0.16               $0.76               $0.54


For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the stock options' vesting period ranging from 1 to 5 years. The pro forma effect on net income and related earnings per share may not be representative of future years' impact since the terms and conditions of new grants may vary from the current terms.

Note F - Recent Accounting Pronouncements
-----------------------------------------

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" which addresses when a company should include in its financial statements the assets and liabilities of unconsolidated variable interest entities ("VIEs"). It defines VIEs as those entities in which equity investors do not have the characteristics of a controlling financial interest or in which equity investors do not bear the residual economic risks. FIN No. 46 was originally effective for fiscal years or interim periods beginning after June 15, 2003 but has been deferred until the end of the current fiscal year for the Company. The Company is currently evaluating the effect, if any, that FIN No. 46 may have on its financial statements.


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

Results of Operations

  Net income per share for the third quarter of 2003 was $943,000 or $.26 per diluted share on sales of $21.9 million compared to $678,000 or $.19 per diluted share on sales of $20.0 million in the third quarter of 2002. Net income for the first nine months of 2003 was $2.8 million or $.78 per diluted share on sales of $65.1 million as compared to the first nine months of 2002 of $2.1 million or $.57 per diluted share on sales of $61.7 million.

  Sales for the third quarter 2003 were up 9% compared to the same period a year ago. New product sales contributed 10% while volume of existing products decreased 1%. Sales for the first nine months of 2003 were up 6% compared to the same period a year ago. Volume of existing products were down 4% while new product sales were up 9% and prices were up 1%.

  The Industrial Hardware segment's third quarter sales were up 30% compared to the third quarter of 2002. New product sales increased 27%, volume of existing products increased 4% and prices were down 1%. Sales for the first nine months of 2003 were up 19% compared to the same period a year ago. New product sales increased 23%, sales volume of existing products was down 3% and prices were down 1%. New products include pushbutton locking systems for use on utility truck bodies, rotary locks for the truck accessories market and "sleeper boxes" for use on class 8 trucks. Without the additional sales of "sleeper boxes" resulting from the 2002 acquisition of Canadian Commercial Vehicles Corporation, sales would have increased by 10% in the three month period and would have increased 3% for the nine month period compared to the same periods in the prior year. Sales of heavy hardware to the tractor-trailer industry increased 23% in the third quarter of 2003 compared to the prior year period and were up 16% for the first nine months of 2003 as compared to the same period a year ago. Sales of our school and courtesy bus products increased 45% in the third quarter 2003 over the prior year period and were up 18% for the first nine months of the year as compared to the first nine months of 2002. Sales of industrial hardware are up 4% for nine months of 2003 from prior year levels. Sales of automotive accessories decreased 15% for nine months compared to the same period in 2002. The Company anticipates continued sales improvement in the Industrial Hardware segment throughout 2003.

  Our presence in China has recently been expanded with the establishment of Eastern Industrial (Shanghai) Ltd., a manufacturing facility located in Shanghai, China. This subsidiary will be instrumental in helping us remain price competitive in North America and will open up the possibility to more effectively pursue markets in Asia and elsewhere. In addition to producing fabricated metal products, it will include plastic injection molding capability. It will also serve as a sourcing center for products which do not compete directly against our North American based operations.

  The Security Products segment's sales were up 6% in the third quarter 2003 as compared to the third quarter of 2002. New product sales increased 1% and sales volume of existing products increased 5%. Sales for the first nine months of 2003 were up 3% compared to the first nine months of 2002. Volume of existing products was up 2% and new product sales increased 1%. Sales of new products consisted of electronic drop meters for commercial laundry applications, PrestoSeals for the travel industry and a remote keyless entry system for the automotive accessory market. Sales of locks to the computer industry decreased 16% in the third quarter of 2003 as compared to the comparable quarter of 2002 while sales for the first nine months of 2003 and 2002 were comparable. Sales of locks to the electronic industries increased 13% in the third quarter of 2003 compared to the prior year period and also were up 17% for the first nine months of 2003 as compared to the first nine months of 2002. Sales of locks to the travel industry continue to be below prior year levels.

  While the TSA (Transportation Security Administration) has announced not to lock baggage, the Company has introduced the PrestoSeal product line to prevent surreptitious entry into baggage. In addition, the Company has developed a new lock which meets all the requirements established by Travel Sentry TM, standard setting group created to work closely with the TSA and the travel goods industry. This lock, which will allow airport passengers to lock their bags and not have the lock destroyed if the bag is inspected by the TSA, is expected to be released to the market during the fourth quarter of 2003.
                                       -9-

  Sales of security products to the commercial laundry industry increased 2% in 2003 compared to both the third quarter and first nine months of 2002. The Company continues to pursue new business opportunities through aggressive pricing, improved customer service, intense marketing and a commitment to new product development.

  The Metal Products segment's sales were down 21% in the third quarter 2003 as compared to the third quarter of 2002. Volume of existing products was down 24%, sales of new products increased 2% and prices increased 1%. Sales for the first nine months were down 15% compared to the first nine months of 2002. Volume of existing products was down 19%, new product sales increased 1% and prices increased 3%. New products sales consisted of a ductile iron dome nut for the underground mining industry. Sales of our contract casting products for use in the commercial and industrial construction industry decreased 34% for the first nine months of 2003 as compared to the first nine months of 2002. Foreign competition from China and Mexico with low labor rates and favorable foreign exchange rates has created pricing pressure and reduced demand for our contract casting products. Sales of our mine roof anchors were down 1% for the first nine months of 2003 as compared to 2002. The Company continues to look at new manufacturing methods, alternative products and new markets to offset the continued erosion in market demand for roof support anchors for the mining industry to remain competitive. Sales for the fourth quarter of 2003 are expected to be lower than those reported in 2002 as the Company continues to move away from the production and sale of low margin contract castings.

  Gross margin as a percentage of sales for the three and nine months ended September 27, 2003 were approximately 24% and 25% compared to 28% and 25% in the comparable periods a year ago. The decrease in gross margin in the three month period is primarily the result of product mix, decreased sales volume in the metal products segment which resulted in lower plant utilization and price reductions in the Industrial Hardware segment required to remain competitive with off-shore competition.

  Selling and administrative expenses were down 10% or $424,000 and 0.4% or $42,000 respectively for the three and nine months ended September 27, 2003 compared to the same periods a year ago. The decrease in selling and administrative expenses for both the three and nine month periods are due to lower expenditures on advertising, travel and utilities offset by the acquisition of Canadian Commercial Vehicles and favorable insurance premium refunds received in the second quarter of 2002.

  Interest expense decreased by $127,000 or 29% for the third quarter of 2003 and $343,000 or 26% for nine months as compared to the same periods in 2002. This decrease in interest expense was due to lower debt and lower interest rates.

  Other income increased by $159,480 in the third quarter of 2003 and $144,898 for nine months as compared to the same periods in 2002. This increase was due to a gain of $166,788 on the sale of common stock of Prudential Financial Inc., which was received in 2001 following Prudential's conversion from a mutual insurance company to a stockholder-owned company, and was partially offset by lower interest income resulting from lower cash balances in 2003 as compared to the same periods in 2002.

  Earnings before income taxes for the three months ended September 27, 2003 were up $421,000 or 38% and for nine months ended September 27, 2003 were up 33% or $1,090,000 as compared to the same periods of 2002. The Industrial Hardware segment was up 1% or $6,000 compared to the prior year for the three month period and up 15% or $403,000 for the nine month period as compared to the same periods a year ago. The increase in the nine months was primarily the result of increased sales over the prior year period, which included the additional sales generated in 2003 from the acquisition of Canadian Commercial Vehicles in October 2002. The Security Products segment earnings before income taxes for the three and nine month periods ended September 27, 2003 were up 11% or $137,000 and up 10% or $324,000 respectively compared to the comparable periods a year ago. The increase in both the three and nine month periods was the result of increased sales volume and efficiency gains achieved through the consolidation of the manufacturing operations of CCL Security Products into the Illinois Lock facility in Wheeling Illinois during 2002. The Metal Products segment loss in the third quarter decreased 62% or $248,000 compared to the 2002 third quarter and earnings increased 163% or $307,000 for the first nine months of 2003 over the same period a year ago. The decrease in the loss for the third quarter period and the increase in earnings in the nine month period were due to higher selling prices and elimination of some lower margin contract casting products.

  The effective tax rate of 38% for the three months ended September 27, 2003 was comparable to the same period in 2002.


  Liquidity and Sources of Capital

  Cash flows from operations were $4.3 million for the first nine months of 2003 versus $8.6 million for the same period in 2002. The reduction in cash flow in 2003 was mainly the result of a general reduction in inventories across all business segments in 2002. In addition, the decrease in cash flows was impacted by changes in the level of sales at all locations and the associated timing differences for collections of accounts receivable and payments of liabilities and changes in inventories. Cash flow from operations coupled with cash on hand at the beginning of the year was sufficient to fund capital expenditures, debt service, contributions to the Company's pension plans, purchases of Common Stock for the treasury, dividend payments and the establishment of Eastern Industrial (Shanghai) Ltd.

  Additions to property, plant and equipment were $1.7 million during the first nine months of 2003 versus $1.1 million for the comparable period a year ago. Total capital expenditures for 2003 are expected to be in the range of $2.0 million to $2.5 million.

  Total inventories as of September 27, 2003 were $16.6 million or $68,000 higher than year end 2002. The inventory turnover ratio of 3.9 turns at the end of the third quarter was comparable to both the prior year third quarter of 3.9 turns and the year end ratio of 3.7 turns. Accounts receivable increased by $1.1 million from year end 2002, primarily due to increased sales volume compared to 2002. The average days sales in accounts receivable for the third quarter of 2003 was 50 days compared to 52 days in the third quarter of 2002 and 48 days at year end 2002.

  Cash flow from operating activities and funds available under the revolving credit portion of the Company's loan agreement are expected to be sufficient to cover future foreseeable working capital requirements.



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

ITEM 3            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------            ----------------------------------------------------------

There have been no material changes in market risk from what was reported in the 2003 Annual Report on Form 10-K.

ITEM 4            CONTROLS AND PROCEDURES
------            -----------------------

  As of the end of the fiscal quarter ended September 27, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 240.13a-15. Based upon that evaluation, the CEO and CFO concluded that the Company's current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company's and its subsidiaries required to be included in the Company's periodic SEC filings. There were no significant changes in the Company's internal control over financial reporting during the period covered by this report that materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

  The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO have concluded that these controls and procedures are effective at the "reasonable assurance" level.


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

                  (a) 31 Certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                       32 Certifications pursuant to Rule 13a-14(b) and 18 USC 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                       99(1) The Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2002 is incorporated herein by reference.

                       99(2) The Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2003 is incorporated herein by reference.

                       99(3) The Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2003 is incorporated herein by reference.

                  (b) 99(4) Form 8-K filed on April 23, 2003 setting forth the press release reporting the Company's earnings for the quarter ended March 29, 2003.

                       99(5) Form 8-K filed on July 30, 2003 setting forth the press release reporting the Company's earnings for the quarter ended June 28, 2003.

                       99(6) Form 8-K filed on October 29, 2003 setting forth the press release reporting the Company's earnings for the quarter ended September 27, 2003.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE EASTERN COMPANY
                                       (Registrant)


DATE:  October 31, 2003                /s/Leonard F. Leganza
       ----------------                ---------------------
                                       Leonard F. Leganza
                                       President and Chief Executive Officer



DATE:  October 31, 2003                /s/John L. Sullivan III
       ----------------                ------------------------
                                       John L. Sullivan III
                                       Vice President, Secretary and Treasurer