Form 10-K
period 2004-01-03
EASTERN CO
filed 2004-03-22
CIK 31107

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 (Mark One)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Fiscal Year ended January 3, 2004

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [__]

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ X ]

 Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.) Yes [__] No [X]

 As of June 28, 2003, the last day of registrant's most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $42,127,812 (based on the closing sales price of the registrant's common stock on the last trading date prior to that date). Shares of the registrant's common stock held by each officer and director and shares held in trust by the pension plans of the Company have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

 As of February 20, 2004 3,616,039 shares of the registrant's common stock, no par value per share, were issued and outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE
 Portions of the annual proxy statement dated March 22, 2004 are incorporated by reference into Part III.

 The Eastern Company
                                    Form 10-K

                    FOR THE FISCAL YEAR ENDED JANUARY 3, 2004

                                TABLE OF CONTENTS
                                                                        Page
            Table of Contents                                            2.

            Safe Harbor Statement                                        3.

 PART I
 Item 1.    Business                                                     4.

 Item 2.    Properties                                                   7.

 Item 3.    Legal Proceedings                                            8.

 Item 4.    Submission of Matters to a Vote of Security Holders          8.

 PART II
 Item 5.    Market for Registrant's Common Equity and Related
               Stockholder Matters                                       8.

 Item 6.    Selected Financial Data                                     10.

 Item 7.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      10.

 Item 7A.   Quantitative and Qualitative Disclosures
               About Market Risk                                        19.

 Item 8.    Financial Statements and Supplementary Data                 20.

 Item 9.    Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosures                     43.

 Item 9A.   Controls and Procedures                                     43.

 PART III
 Item 10.   Directors and Executive Officers of the Registrant          43.

 Item 11.   Executive Compensation                                      43.

 Item 12.   Security Ownership of Certain Beneficial Owners
               and Management                                           43.

 Item 13.   Certain Relationships and Related Transactions              44.

 Item 14.   Principal Accounting Fees and Services                      44.

 PART IV
 Item 15.   Exhibits, Financial Statement Schedule and
               Reports on Form 8-K                                      44.

            Signatures                                                  47.

            Exhibit Index                                               48.

                              SAFE HARBOR STATEMENT
                          UNDER THE PRIVATE SECURITIES
                          LITIGATION REFORM ACT OF 1995

  This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect the Company's current expectations regarding its products, its markets and its future financial and operating performance. These statements, however, are subject to risks and uncertainties that may cause the Company's actual results in future periods to differ materially from those expected. Such risks and uncertainties include, but are not limited to, unanticipated slowdowns in the Company's major markets, changing customer preferences, lack of success of new products, loss of customers, competition, increased raw material prices, problems associated with foreign sourcing of parts and products, worldwide conditions and foreign currency fluctuations that may affect results of operations, and other factors discussed from time to time in the Company's filings with the Securities and Exchange Commission. The Company is not obligated to update or revise the aforementioned statements for those new developments.

                                     PART I

Available Information

We make available, free of charge through our Internet web site at http://www.easterncompany.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.


 ITEM 1  BUSINESS

       (a)  General Development of Business

        The Eastern Company (the Company) was incorporated under the laws of the State of Connecticut in October, 1912, succeeding a co-partnership established in October, 1858.

        The business of the Company is the manufacture and sale of industrial hardware, security products and metal products from four U.S. operations and six wholly-owned foreign subsidiaries. The Company maintains nine physical locations.

        RECENT DEVELOPMENTS

        The Company established Eastern Industrial Ltd. in Shanghai, China in 2003. This new facility was set-up to gain entry into the Chinese marketplace as well as to be a supplier to other divisions and subsidiaries of the Company. Eastern Industrial has capabilities that include stamping, tool and die making, plastic injection molding and assembly.

        Effective October 1, 2002 the Company acquired all of the issued and outstanding common stock of Canadian Commercial Vehicles Corporation (CCV) for cash of approximately $70,000 and the assumption of approximately $130,000 of debt, which the Company paid upon closing. CCV was established as a Canadian subsidiary of The Eastern Company, located in Kelowna, British Columbia, Canada. CCV manufactures lightweight sleeper boxes used on Class 8 trailer trucks.

        Effective March 1, 2002 the Company acquired certain assets of the Big Tag Division of Dolan Enterprises, Inc. for cash of approximately $260,000. Big Tag was combined into the Illinois Lock/CCL division of the Company located in Wheeling, Illinois. Big Tag provides high-visibility, custom luggage tags, which the Company will market in conjunction with its custom logo luggage locks to the travel, and premium incentive markets.

        The above acquisitions have been accounted for using the purchase method. The acquired businesses are included in the consolidated operating results of the Company from their date of acquisition. The excess of the cost of the acquired businesses over the fair market value of the net assets acquired has been allocated to goodwill. The effects of these acquisitions on the Company's consolidated financial position and operations are not material.

       (b)  Financial Information about Industry Segments

        Financial information about industry segments is included in Note 12 to the Company's financial statements, included at Item 8 of this Annual Report on Form 10-K.

       (c)  Narrative Description of Business

        The Company operates in three business segments: Industrial Hardware, Security Products and Metal Products.

        Industrial Hardware

        The Industrial Hardware segment consists of Eberhard Manufacturing, Eberhard Hardware Manufacturing Ltd., Canadian Commercial Vehicles Corporation, Eastern Industrial Ltd. and Sesamee Mexicana, S.A. de C.V. The units design, manufacture and market a diverse product line of industrial and vehicular hardware throughout North America. The segment's locks, latches, hinges, handles and related hardware can be found on tractor-trailer trucks, moving vans, off-road construction and farming equipment, school buses, military vehicles and recreational boats. They are also used on pickup trucks, sport utility vehicles and fire and rescue vehicles. In addition, the segment manufactures a wide selection of fasteners and other closure devices used to secure access doors on various types of industrial equipment such as metal cabinets, machinery housings and electronic instruments. Eastern Industrial expands the range of offerings of this segment to include plastic injection molding.

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

        The Industrial Hardware segment sells its products to a diverse array of markets such as the truck, bus and automotive industries as well as to the industrial equipment, military and marine sectors. Although service, quality and price are major criteria for servicing these markets, the continued introduction of new or improved product designs and the acquisition of synergistic product lines is vital for maintaining and increasing market share.

        Security Products

        The Security Products segment, made up of Greenwald Industries, Illinois Lock Company/CCL Security Products, World Lock Company Ltd. and World Security Industries Ltd.--is a leading manufacturer of security products. This segment manufactures electronic and mechanical locking devices, both keyed and keyless, for the computer, electronics, vending and gaming industries. The segment also supplies its products to the luggage, furniture, laboratory equipment and commercial laundry industries. Greenwald manufactures and markets coin acceptors and other coin security products used primarily in the commercial laundry markets. In addition, the segment provides a new level of security for the access control, municipal parking and vending markets through the use of "smart card" technology.

        Greenwald's product sales include timers, drop meters, coin chutes, money boxes, meter cases, smart cards, value transfer stations, smart card readers, card management software and access control units. Illinois Lock Company/CCL Security Products sales include cabinet locks, cam locks, electric switch locks, tubular key locks and combination padlocks. Many of the products are sold under the names SEARCHALERT(TM), PRESTOSEAL(TM), DUO, X-STATIC(R), EXCALIBUR(TM), WARLOCK(TM), LITE LOCK(TM), SESAMEE(R), BIG TAG(R), PRESTOLOCK(R) and HUSKI(TM). These products are sold to original equipment manufacturers, distributors, route operators, and locksmiths via in-house salesmen and outside sales representatives. Sales efforts are concentrated by national and regional sales personnel where greater representation of our diverse product lines can be promoted across a variety of markets.

        The Security Products segment continuously seeks new markets where it can offer competitive pricing and provide customers with engineered solutions for their security needs.

        Metal Products

        The Metal Products segment, based at the Company's Frazer & Jones facility, is the largest and most efficient producer of expansion shells for use in supporting the roofs of underground mines. This segment also manufactures specialty malleable and ductile iron castings, which serve the construction and electrical industries.

        Typical products include mine roof support anchors, couplers for braking systems, adjustable clamps for construction and fittings for electrical installations. Mine roof support anchors are sold to distributors and directly to mines, while specialty castings are sold to original equipment manufacturers.

        Although there continues to be a need for the highly engineered proprietary mine roof support products produced by this segment of the Company, changes in mining technology continue to decrease demand for mechanical anchoring systems. Intense competition from foreign countries has adversely affected our ability to compete effectively in the contract castings market. As a result, the Company began to phase out of its low-margin contract castings business and concentrate on its proprietary mine roof support systems. To offset declines in the production of malleable iron castings, the Company has invested in equipment for the production of ductile iron castings.

        Raw materials and outside services were readily available from domestic sources for all of the Company's segments during 2003 and are expected to be readily available in 2004 and the foreseeable future. The Company expects to experience increases in steel costs during 2004 due to a weaker U.S dollar, higher demand and lower steel inventories worldwide, which could have a direct impact on gross margin. The Company also obtains materials from Asian affiliated and nonaffiliated sources. The Company has not experienced any significant problems obtaining material from its Asian sources in 2003 and does not expect any such problems in 2004.

        Patent protection for the various product lines within the Company is limited, but is sufficient to protect competitive positions. Foreign sales and license agreements are not significant.

        None of the Company's business segments are seasonal.

        The Company, across all its business segments, has increased its emphasis on sales and customer service by fulfilling the rapid delivery requirements of our customers. As a result, investments in additional inventories are made on a selective basis.

        Customer lists for all business segments are broad-based geographically and by markets and sales are not highly concentrated by customer. No customer accounted for 10% or more of the Company's consolidated sales for the year ended January 3, 2004.

        The dollar amount of the level of orders in the Company is believed to be firm as of fiscal year ended January 3, 2004 at $11,635,000, as compared to $9,672,000 at December 28, 2002.

        The Company encounters competition in all of its business segments. The Company has been successful in dealing with this competition by offering high quality diversified products with the flexibility of meeting customer needs on a timely basis. This is accomplished by effectively using internal engineering resources, cost effective manufacturing capabilities, expanding product lines through product development and acquisitions and maintaining sufficient inventory for fast turnaround of customer orders. However, imports from Asia and Latin America with weak currency exchange rates have created additional competitive pressures. The Company established Eastern Industrial Ltd. in 2003 to help combat the offshore competition.

        Research and development expenditures in 2003 were $1,115,000 and represented approximately 1% of gross revenues. In 2002 and 2001 they were $1,041,000 and $1,006,000, respectively. The research costs are primarily attributable to the Greenwald division, where ongoing research in both the mechanical and smart card product lines is necessary in order to remain competitive and to continue to provide technologically advanced smart card systems. Other research projects include the development of the SearchAlertTM travel lock and various transportation and industrial hardware products.

        The Company does not anticipate that compliance with federal, state or local environmental laws or regulations will have a material effect on the Company's capital expenditures, earnings or competitive position.

        The average number of employees in 2003 was 547.

       (d) Financial Information about Geographic Areas

        The Company includes four separate operating divisions located within the United States, two wholly-owned Canadian subsidiaries, one located in Tillsonburg, Ontario, Canada, and one in Kelowna, British Columbia, Canada, a wholly-owned Taiwanese subsidiary located in Taipei, Taiwan, a wholly-owned subsidiary in Hong Kong, a wholly-owned subsidiary in Shanghai, China and a wholly-owned subsidiary in Mexico.

        Individually, the Canadian, Taiwanese, Hong Kong, Chinese and Mexican subsidiaries' revenue and assets are not significant. Substantially all other revenues are derived from customers located in the United States.

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

        The Eastern Industrial Ltd., a wholly-owned subsidiary in Shanghai, China leases a brick and concrete building containing 30,000 square feet, located in an industrial area. A five-year lease was signed in 2003, which expires on September 8, 2008 and is renewable.

        The Sesamee Mexicana subsidiary is currently leasing 1,950 square feet of a block building located in an industrial park in Lerma, Mexico on an open-end basis.

        The Security Products Group includes the following:

        The Greenwald Industries Division in Chester, Connecticut owns 26 acres of land and a building containing 120,000 square feet. The building is steel frame, one story, having brick over concrete blocks. The Company terminated the lease of the 5,000 square foot facility in Boynton Beach, Florida in November 2003 and consolidated operations into the Chester facility.

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

        The Metal Products Group consists of:

        The Frazer and Jones Division in Solvay, New York, which owns 17.9 acres of land and buildings containing 205,000 square feet constructed for foundry use. These facilities are well adapted to handle the division's current and future casting requirements.

        All owned properties are free and clear of any encumbrances.

 ITEM 3  LEGAL PROCEEDINGS

        The Company is currently a party to a patent infringement suit.
  Although management has determined this suit is without merit, the Company incurred approximately $115,000 of legal expenses in 2003 and expects to incur additional expenses in 2004 to defend itself.

        There are no other legal proceedings, other than ordinary routine litigation incidental to the Company's business, or to which either the Company or any of its subsidiaries is a party or to which any of their property is the subject.

 ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

                                     PART II
 ITEM 5  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock is traded on the American Stock Exchange (ticker symbol EML). The approximate number of record holders of the Company common stock on January 3, 2004 was 674.

 High and low stock prices and dividends for the last two years were:

                          2003                                                            2002
                          ----                                                            ----
                        Market Price                                                   Market Price
  Quarter           High         Low         Dividend           Quarter            High          Low      Dividend
  -------           ----         ---         --------           -------            ----          ---      --------
  First            $12.34       $11.02         $.11             First             $16.25        $11.75         $.11
  Second            15.70        12.14          .11             Second             16.10         14.36          .11
  Third             15.70        14.00          .11             Third              14.60         12.00          .11
  Fourth            15.64        14.24          .11             Fourth             12.35         11.00          .11

        The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements, and financial conditions. The payment of dividends is subject to the restrictions of the Company's loan agreement if such payment would result in an event of default.

        The following table sets forth information regarding securities authorized for issuance under the Company's equity compensation plans as of January 3, 2004, including the Company's 1989, 1995, 1997 and 2000 plans.

                      Equity Compensation Plan Information

Plan category                           Number of securities        Weighted-average           Number of securities
                                                                                             remaining available for
                                          to be issued upon        exercise price of          future issuance under
                                             exercise of              outstanding           equity compensation plans
                                        outstanding options,       options, warrants          (excluding securities
                                         warrants and rights           and rights            reflected in column (a))
                                       ------------------------    -------------------     -----------------------------
                                                 (a)                      (b)                           (c)
Equity compensation plans approved
   by security holders
                                              405,000 (1)               $13.99                          292,142 (2)
Equity compensation plans not
   approved by security holders               249,000 (3)                12.49                           52,500 (4)
                                              -----------               ------                          -----------
Total                                         654,000                   $13.42                          344,642
                                              ===========               ======                          ===========

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

      Each director who is not an employee of the Company ("Outside Director") is paid a director's fee for his services at the rate of $10,000 as well as $1,000 for each directors' meeting and $700 for each committee meeting attended. All annual retainer fees and meeting fees paid to non-employee members of the Board of Directors of the Company are paid in Common Shares of the Company or cash, in accordance with the Directors Fee Program adopted by the shareholders on March 26, 1997 and amended on January 5, 2004. The directors make an annual election, within a reasonable time before their first quarterly payment, to receive their fees in the form of cash, stock or a combination thereof. The election remains in force for one year.

 ITEM 6   SELECTED FINANCIAL DATA

                                                   2003           2002          2001         2000          1999
                                                   ----           ----          ----         ----          ----
INCOME STATEMENT ITEMS (in thousands)
Net sales                                       $ 88,307       $ 81,337      $ 82,825     $ 88,192      $ 74,678
Cost of products sold                             66,719         60,637        60,783       62,192        52,460
Depreciation and amortization                      3,619          3,565         4,461        3,639         2,723
Interest expense                                   1,303          1,716         2,259        1,786           646
Income before income taxes                         5,390          4,734         6,085       10,657         9,894
Income taxes                                       2,028          1,442         2,172        3,602         3,356
Net income                                         3,362          3,292         3,913        7,055         6,538
Dividends                                          1,593          1,598         1,599        1,601         1,573

BALANCE SHEET ITEMS (in thousands)
Inventories                                     $ 16,927       $ 16,345      $ 18,591     $ 17,103      $ 14,040
Working capital                                   24,894         25,600        27,131       26,298        24,734
Property, plant and equipment, net                24,930         25,050        26,486       27,328        16,365
Total assets                                      74,617         76,133        81,896       84,857        54,894
Shareholders' equity                              40,508         37,903        40,056       38,538        33,400
Capital expenditures                               2,763          1,560         1,895        5,065         3,690
Long-term obligations, less current portion       15,815         18,921        25,014       28,540         8,565

PER SHARE DATA
Net income per share
   Basic                                         $   .93        $   .91       $  1.08      $  1.95       $  1.80
   Diluted                                           .92            .89          1.07         1.93          1.75
Dividends                                            .44            .44           .44          .44           .43
Shareholders' equity                               11.19          10.44         11.06        10.64          9.21
Average shares outstanding (Basic)             3,620,593      3,631,278     3,623,291    3,621,449     3,626,001

The per share data in the table above reflects a 3-for-2 stock split effective May 1999.


 ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

      While net sales for 2003 increased from 2002, net income did not show a proportionate gain because of additional costs the Company incurred during the year. The Company expects some of these costs to start showing a payback during 2004.

      Net sales for 2003 increased 9% to $88.3 million from $81.3 million for 2002. Net income grew 2% to $3.4 million, or $.92 per diluted share, from $3.3 million, or $.89 per diluted share. Net income for 2003 grew more slowly than sales due to several factors. One factor was a $1.8 million increase in expenses for health insurance, liability and property insurance, legal fees associated with a patent infringement suit, expenses incurred to launch the SearchAlertTM product into the Travel Sentry program and pensions. During the fourth quarter of 2003, the Company consolidated its health insurance coverage for three of its U.S. operations to a single carrier to gain control over increasing health insurance costs. The Company continually seeks competitive quotes within the property and liability insurance markets. Pension costs have increased dramatically due to the cumulative effects of depressed investment returns over the last few years, which reduced the value of fund assets. However, in 2003 the market began to rebound, and the Company's pension assets realized a 22.6% return for the year. If the Company can continue to achieve returns in excess of its 8.5% target over the next few years, this cost should begin to decline.

      During 2003, the Company decided it would be more cost-effective to close its Florida software development office and consolidate it into its Greenwald office in Chester, Connecticut. As a result, the Company incurred a cost of $125,000; however, it expects to recoup this expense in 2004 through greater efficiency and shortened software development time.

      In early 2003, the Company began its research on establishing a manufacturing facility in Shanghai, China. This process generated expenses of $250,000. The new factory, which the Company opened in late December, should be ready for full-scale production in the second quarter of 2004.

      Net sales in the fourth quarter of 2003 increased 18% to $23.3 million from $19.7 million a year earlier. Net income declined 55% to $529,000 (or $.14 per diluted share) from $1.2 million (or $.32 per diluted share) in the 2002 fourth quarter. The decline was due to selling price reductions of $120,000; cost increases totaling $785,000 for health care, pensions, and property and liability insurance; and additional expenses totaling $336,000 for closing the Company's Florida location, charges associated with the start-up of the Company's Shanghai operation, non-capital costs associated with the modernization of our Industrial Hardware Group's information systems, legal fees associated with a patent infringement suit and expenses incurred to launch the SearchAlertTM product into the Travel Sentry program.

      The gross margin for the fourth quarter of 2003 was 23.8% of net sales as compared to 26.4% for the fourth quarter of 2002. Product mix and the higher costs and charges discussed above accounted for the reduction in the gross margin percentage.

      Selling and administrative expenses in the fourth quarter of 2003 totaled $4.2 million, an increase of 25% from the 2002 level. This increase was mainly due to increased wages and the associated payroll charges, advertising expenses, legal costs associated with the defense of a patent awsuit, group insurance charges and non-capital costs associated with the updating of information technology equipment.

      In 2004, the Company anticipates significant cost increases in raw materials, primarily in steel, with prices increasing between 10% to 40%. The dollar impact could be in the range of $750,000 to $1 million, which the Company will pass along through increased pricing or surcharges where possible.

      The Company incurred $115,000 in 2003 to defend against a patent infringement suit. The Company expects to incur additional expenses in the first quarter of 2004 of approximately $100,000 to $150,000.

      The Company anticipates increased costs related to the required compliance with Section 404 of the Sarbanes-Oxley Act in 2004. In addition, compliance will require a significant amount of time from Company employees.

      In 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN No. 46"), which addresses when a company should consolidate an entity based on the variable interest model of FIN No.
46. It defines a variable interest entity ("VIEs") as those entities in which equity investors do not have the characteristics of a controlling financial interest or in which equity investors do not bear the residual economic risks. For all VIEs formed after February 1, 2003, FIN No. 46 is effective for fiscal years or interim periods beginning after June 15, 2003. For all other VIEs, FIN No. 46 is effective for periods ending after March 15, 2004. FIN No. 46 did not have any impact on the Company's financial position and results of operations in fiscal 2003.

      The Company has identified an entity, formed before February 1, 2003, that may be a VIE. The potential VIE is a vendor of the Company, located in China, formed solely for the benefit of the Company. The Company does not have any ownership interest in the potential VIE but does provide all of the financial support to the potential VIE to facilitate the production of various materials used within the Company's production and owns the equipment used by the potential VIE to manufacture the products. Because the Company does not have an ownership interest in the potential VIE, the Company has been unable to obtain reliable financial information to determine whether the entity is a VIE, determine whether the Company is the VIE's primary beneficiary or perform the accounting required to consolidate the VIE. Therefore, the Company is unable at this time to estimate the potential impact the consolidation of the potential VIE may have on its financial position or results of operations.

  Critical Accounting Policies and Estimates

        The preparation of the financial statements in accordance with generally accepted accounting principles (GAAP) requires management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Areas of uncertainty that require judgments, estimates and assumptions include the accounting for derivatives, environmental matters, the testing of goodwill and other intangible assets for impairment, proceeds on assets to be sold, pensions and other postretirement benefits, and tax matters. Management uses historical experience and all available information to make its estimates and assumptions, but actual results will inevitably differ from the estimates and assumptions that are used to prepare the Company's financial statements at any given time. Despite these inherent limitations, management believes that Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and related footnotes provide a meaningful and fair presentation of the Company.

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

  Inventory Reserve

        Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method at the Company's U.S. facilities. Accordingly, a LIFO valuation reserve is calculated using the dollar value link chain method. We review the net realizable value of inventory in detail on an ongoing basis, giving consideration to deterioration, obsolescence and other factors. Based on these assessments, we provide for an inventory reserve in the period in which an impairment is identified. The reserve fluctuates with market conditions, design cycles and other economic factors.

  Goodwill and Other Intangible Assets

        Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited. Goodwill and other intangible assets with indefinite useful lives are not amortized. (Prior to 2002, goodwill and other indefinite-lived intangible assets were amortized over periods ranging from 5 to 17 years.) Each year during the second quarter, the carrying value of goodwill and other intangible assets with indefinite useful lives is tested for impairment. During 2003, the Company used the discounted cash flow method to calculate the fair value of goodwill associated with its reporting units; no impairments of goodwill were deemed to exist. The determination of discounted cash flows is based on the businesses' strategic plans and long-range planning forecasts. The revenue growth rates included in the plans are management's best estimates based on current and forecasted market conditions; profit margin assumptions are projected by each business based on the current cost structures and anticipated cost reductions. There can be no assurance that operations will achieve the future cash flows reflected in the projections. If different assumptions were used in these plans, the related discounted cash flows used in measuring impairment could be different and an impairment of assets might need to be recorded.

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

        The expected long-term rate of return on assets is developed with input from the Company's actuarial firms. Also considered is the Company's historical experience with pension fund asset performance in comparison with expected returns. The long-term rate-of-return assumption used for determining net periodic pension expense for 2003 was 8.5%. The Company reviews the long-term rate of return each year. Future actual pension income and expense will depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in the Company's pension plans.

         The declines in recent years in the equity markets and interest rates have had a negative impact on the Company's pension plan liability and the fair value of its plan assets. As a result, the accumulated benefit obligation exceeded the fair value of plan assets at the end of 2002 for two of the Company's plans, which resulted in a $4.1 million charge to shareholders' equity in the fourth quarter of that year.

        The Company expects to make cash contributions to its pension plans of approximately $1.2 million for 2004, $500,000 of which was paid in December 2003.

  RESULTS OF OPERATIONS

        The following table shows, for 2001-2003, each line item from the consolidated statements of income as a percentage of net sales.

                                                   2003       2002       2001
                                                   ----       ----       ----
       Net sales                                   100.0%     100.0%     100.0%
       Cost of products sold                        75.6%      74.6%      73.4%
       Gross margin                                 24.4%      25.4%      26.6%

       Selling and administrative expense           17.1%      17.6%      17.6%
       Interest expense                              1.4%       2.1%       2.7%
       Other income                                  0.2%       0.1%       1.0%
       Income before income taxes                    6.1%       5.8%       7.3%
       Income taxes                                  2.3%       1.8%       2.6%

       Net income                                    3.8%       4.0%       4.7%

  Fiscal 2003 Compared to Fiscal 2002

        Net sales for 2003 increased 9% ($7.0 million) to $88.3 million from $81.3 million for 2002. Volume of existing products increased sales by 1%, while new product introductions increased sales by 8%.

        The Industrial Hardware segment experienced a 21% increase in sales. Volume of existing products increased sales by 4%, internally developed new products (for the utility truck and vehicular accessory markets) increased sales by 6%, and sales of sleeper boxes for the Class 8 trailer truck market, resulting from the Canadian Commercial Vehicles acquisition, increased sales by 11%.

        Sales of heavy hardware to the tractor-trailer industry increased 15% from 2002 levels. Sales to this market had been down since the latter half of 2000. This market is expected to grow throughout 2004 and into 2005 as the economy continues to expand. The rebound in the tractor-trailer market utilizing heavy hardware could be adversely affected by higher steel prices and diminishing allocation of raw materials.

        Sales of industrial hardware (such as rotary locks, locking recessed handles, multi-point paddle handles and slam latches) to original equipment manufacturers increased 5% in 2003. This increase was due to orders from new customers and higher demand for truck service bodies. However, sales to distributors were down 3% from 2002, primarily because of continued softness in this sector of our business. Sales of school bus door closures increased 10% in 2003, reflecting a greater volume of business with our primary bus hardware customer. Sales of automotive accessories (toolbox locks, push-button locks and rotary latches) declined 2% as a result of domestic and offshore competition in this market. Sales at the Company's Mexican operation decreased 27% from 2002 primarily due to a lack of economic growth in Mexico.

        Despite the sluggishness of the economy, the Company continued to invest in new products and search for business acquisitions that complement its existing operations or provide opportunities to enter new markets.

        In the Security Products segment, sales were 8% higher than in 2002. Volume of existing products increased sales by 6%, while new product introductions increased them by 2%. Sales of locks to the computer industry declined slightly in 2003. Sales of high-security locks for coin-operated vending and gaming equipment were up 50% in 2003. That increase was primarily the result of our gaining market share from our competition in an otherwise flat market. Sales of locks to distributors servicing lower-volume accounts decreased slightly, while sales to the industrial controls and accessories market decreased 8%. Sales of locks for access doors, furniture, electronics equipment and vehicular applications were up 24% from 2002 levels, mainly through taking market share from our competition.

        Sales of luggage locks for the travel industry declined 58%. Sales to this market had been hard-hit in the wake of the September 11, 2001, terrorist attacks, and they continued to be impacted by a Transportation Security Administration (TSA) declaration that passengers should not lock their checked baggage on commercial airline flights. Responding to the TSA declaration, the CCL Security Products Division in late 2003, introduced the SearchAlertTM, a new lock which meets all the requirements established by Travel SentryTM, the standard setting group created to work closely with the TSA and the luggage lock manufacturers. SearchAlertTM allows the TSA to unlock and inspect airline passengers' bags without destroying the lock and lets the bags' owner know if the bag has been opened via an access indicator. The Company expects this lock to have a significant effect on luggage lock sales in 2004.

        Sales of security products to the commercial laundry industry increased 8% from 2002. Sales of "smart card" products increased 10% in 2003, partially offsetting declines that occurred in sales of two of the Company's mature products for the laundry sector. The growth in smart card product sales continues to be driven by greater acceptance of the technology among both existing and new customers.

        In the Metal Products segment, sales were down 13% from the previous year. Volume of existing products decreased sales by 17%, while price increases and new product introductions raised them by 3% and 1%, respectively. Sales of contract castings were down 29% from 2002; the decrease was mainly due to the Company's decision to focus more intensively on its proprietary mine roof anchor systems in light of increased competition from China and Mexico on contract castings. Because of lower labor and operating costs in these countries or favorable currency exchange rates, the price of imported castings is often below that of U.S.-produced castings. However, the Company will continue to offer contract castings to customers when profit margins are acceptable. In order to maintain utilization rates in its factory, the Company has been developing capabilities for producing castings from ductile iron (previously, it used only malleable iron in its castings business). While the Company has filled several small orders, the Company is still refining and perfecting its ductile iron capabilities. Although the new capabilities will enable the Company to supply additional products and services to its customers, further capital investments may be required to make the casting of larger quantities possible.

        Sales of mine roof support anchors decreased slightly from 2002, reflecting lower demand for these products as a result of fairly stable weather conditions. Demand for mine roof support anchors supplied to the coal mining industry is dependent on demand for power, which increases during abnormally warm summers or abnormally cold winters. The demand for power, in turn, affects coal supplies.

        The new Energy Information Administration (EIA) projects that coal will increase its share of U.S. electricity generation from 50% in 2002 to 52% by 2025. The National Energy Policy legislation currently before Congress aims at providing affordable coal-based electricity to business and consumers and at providing additional incentives for the deployment of clean coal technologies. The EIA's Annual Energy Outlook 2004 increased its projection by 5% to 112 gigawatts of new coal-fired generating capacity plants will be deployed over the next 20 years.

        Management continues to believe that coal will remain the backbone of the U.S. energy supply. Total coal production in 2004 is projected to increase 3.5% from 2003. Although the demand for coal is influenced by the weather, the rising price of natural gas, advances in hydrogen technology and the growing need for fuel diversity have positioned coal usage for growth.

        The total Company gross margin percentage for 2003 was 1 percentage point below the 2002 level--24.4% versus 25.4%. The decrease was the result of increased costs for group health insurance, property and liability insurance and pensions.

        Total selling and administrative expenses increased 5.5%, or $786,000, from 2002. The increase was due to increased wage expense and associated payroll charges; higher legal costs associated with the defense of a patent lawsuit (which the Company has determined is without merit); costs associated with the establishment of the Shanghai facilty and non-capital costs associated with the updating of information technology equipment.

        Interest expense decreased 24%, or $413,000, from 2002 due to lower outstanding debt balances.

        Corporate expenses rose 30%, or $517,000, in 2003 due to higher post-retirement benefit costs, pension expenses and start-up costs associated with the Shanghai facility.

        Earnings before income taxes in 2003 increased 14%, or $656,000, from 2002. Pretax earnings for the Industrial Hardware segment decreased by 3%, or $111,000. This decrease was due to increased costs for health, property and liability insurance; non-capital costs arising from the modernization of information technology systems; and pricing pressures from offshore competition. The Security Products segment achieved an increase of 18%, or $719,000, in pretax earnings. This increase was mainly due to improved sales volume. In the Metal Products segment, pretax earnings rose 199%, or $152,000, due to elimination of lower-margin contract casting products and cost reductions.

        The effective tax rate in 2003 was 38%, up from 31% in 2002. The increase in the effective income tax rate in the current year is primarily due to a change in the mix of taxable earnings in foreign jurisdictions with higher effective tax rates and the imposition of higher state tax rates.

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

        Sales of industrial hardware (such as rotary locks, locking recessed handles, multi-point paddle handles and slam latches) to original equipment manufacturers and distributors were down 5% from 2001. Sales of school bus door closures increased 27% in 2002 as customers came back to our standard door control after moving in 2001 to the linear door control design used by a competitor; the competitor's products subsequently resulted in numerous user complaints. Sales of automotive accessories (toolbox locks, push-button locks and rotary latches) rose 52%; the improved demand for our hardware was due to an increase in sales of light trucks that resulted from auto industry promotions. Sales at the Company's Mexican operation decreased 3% from 2001 primarily due to economic conditions in Mexico.

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

        In the Security Products segment, sales were 2% higher than in 2001. Volume of existing products decreased sales by 1% while new product introductions increased sales by 2% and price increases raised sales by 1%. Sales of locks to the computer industry grew 50% in 2002. The increase was primarily caused by the introduction of new computer products requiring locks, which resulted in a gain in market share from competitors. Sales of high-security locks for coin-operated vending and gaming equipment were up 8% in 2002. That increase was primarily the result of our gaining market share from our competition in an otherwise flat or down market. Sales of locks to distributors servicing lower-volume accounts increased 14%, while sales to the industrial controls and accessories market decreased slightly. Sales of locks for access doors, furniture, electronics equipment and vehicular applications were down 11% from 2001 levels, mainly because of the overall softness in the general economy. Sales of luggage locks for the travel industry declined 27%; sales to this market were hard-hit in the wake of the September 11 terrorist attacks, and they were further impacted by the Transportation Security Administration (TSA) declaration that passengers should not lock their checked baggage on commercial airline flights. As a result, the CCL Security Products Division has introduced PrestosealTM, a device which allows the TSA access to checked luggage and lets the owner of the bag know when someone has opened it.

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

        Total selling and administrative expenses were down 2%, or $247,000, from 2001. The decrease was due to the elimination of the goodwill amortization expense in 2002 as a result of the Company's adoption of Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets." The elimination of this expense item was offset somewhat by increased compensation expenses in 2002.

        Interest expense decreased 24%, or $543,000, from 2001 due to lower interest rates and lower outstanding balances resulting from payments on debt.

        Earnings before income taxes in 2002 decreased 22%, or $1.4 million, from 2001. Pretax earnings for the Industrial Hardware segment rose by 24%, or $810,000. This increase was due to higher sales volume, increased utilization of production facilities and sales of new products with higher margins. The Security Products segment experienced an increase of 29%, or $904,000, in pretax earnings. This increase was mainly due to an upturn in sales volume and increased efficiency resulting from the consolidation of CCL Security Products into the Company's Illinois Lock Company. In the Metal Products segment, pretax earnings were down 103%, or $2.5 million, due to an 18% reduction in sales volume, an underutilization of productive capacity, personnel costs associated with the downsizing of operations, and a significant increase in workers costs. The growth in workers compensation costs stemmed from both the current-year premium and additional expenses associated with claims under prior year policies. The Company reached the additional maximum expense (approximately $200,000) in 2003. Corporate expenses were 184%, or $1.1 million, more than they were in 2001. The increase was due to higher personnel expenses in 2002, and the fact that 2001 corporate expense included a one-time pre-tax gain of $748,000 associated with the issuance of stock by Prudential Financial Inc. during its demutualization and changeover to a public company.

        The effective tax rate in 2002 was 31%, down from 36% in 2001. The lower rate for 2002 was due to the Company's deriving a higher percentage of its earnings from countries with a lower tax rate.


  Liquidity and Sources of Capital

        The Company's financial position remained strong throughout 2003. The primary source of the Company's cash is earnings from operating activities adjusted for cash generated from or used in net working capital. The most significant recurring non-cash items included in income are depreciation and amortization expense. Changes in working capital fluctuate with the changes in operating activities. As sales increase there generally is an increased requirement for working capital. Since increases in working capital reduce the Company's cash, management attempts to keep the Company's investment in net working capital at a reasonable level by closely monitoring inventory levels and matching production to expected market demand, keeping tight control over collection of receivables and optimizing payment terms on its trade and other payables.

        The Company is dependent on the continued demand for our products and subsequent collection of accounts receivable from our customers. The Company serves a broad base of customers and industries with a variety of products. As a result, any fluctuations in a particular industry or customer will not have a material impact on the Company's sales and collection of receivables. Management expects that the Company's foreseeable cash needs for operations, capital expenditures, debt service and dividend payments will continue to be provided by the Company's operating cash flows and existing credit facility.

                                                       2003     2002     2001
                                                       ----     ----     ----
        Current ratio                                   3.5      3.5      3.7
        Average days' sales in accounts receivable       48       50       52
        Inventory turnover                              4.1      3.7      3.3
        Ratio of working capital to sales              28.2%    31.5%    33.4%
        Total debt to market capitalization            31.7%    52.4%    65.8%
        Total debt to shareholders' equity             44.0%    56.9%    70.9%

        At January 3, 2004, December 28, 2002, and December 29, 2001, the Company had cash and cash equivalents of $4.9 million, $5.9 million and $5.0 million respectively, and working capital of $24.9 million, $25.6 million and $27.1 million, respectively.

        Net cash provided by operating activities was $6.4 million in 2003 compared to $11.4 million in 2002 and $7.0 million in 2001. The $5.0 million decrease from 2002 to 2003 and the $4.4 million increase from 2001 to 2002 related primarily to changes in the components of working capital. Excluding such changes, the amount of cash provided from operations was $7.5 million, $7.5 million and $8.2 million in 2003, 2002 and 2001, respectively. During 2003, working capital components used cash totaling $1.1 million; substantially all of this amount was due to changes in accounts receivable, inventories, prepaid expenses and accounts payable. The increases were a result of higher sales volume in the fourth quarter of 2003. In 2002, working capital components provided $3.9 million in cash resulting from a general decrease in inventories across all segments of the business. In 2001, working capital components used $1.2 million of cash. This use was the result of the net changes in working capital; a decrease in accounts receivable and accounts payable as a result of lower sales volume; an increase in inventories resulting from the planned move of CCL Security Products from New Britain, Connecticut, to Wheeling, Illinois; and lower-than-expected compensation expenses.

        During 2003, the Company used $1.8 million in investing activities. Approximately $2.8 million related to the purchase of fixed assets, offset by the sale of common stock held for investment. In 2002, the Company used $1.9 million in investing activities - $1.6 million for the purchase of fixed assets and $300,000 for the acquisition of Canadian Commercial Vehicles Corporation and certain assets of the Big Tag Division of Dolan Enterprises, Inc. In 2001, the Company used $1.9 million in investing activities, all for the purchase of fixed assets. The Company continuously upgrades and replaces existing equipment to expand capacity, improve efficiency and satisfy safety and environmental requirements. The Company expects capital expenditures for 2004 to be approximately $2 million to $3 million.

        Net cash used by financing activities totaled $5.6 million, $8.5 million and $4.6 million in 2003, 2002 and 2001, respectively. Of those amounts, $3.2 million, $3.4 million and $3.0 million related to the principal payments of long-term debt in 2003, 2002 and 2001 respectively. In addition, the Company elected to pay down $500,000 and $3.5 million on its revolving credit line in 2003 and 2002, respectively. The first $600,000 scheduled long-term debt payment for calendar 2004 was included in fiscal 2003.

        The Company leases certain equipment and buildings under cancelable and noncancelable operating leases expiring at various dates up to 10 years. Rent expense amounted to approximately $383,000, $306,000 and $304,000 in 2003, 2002 and 2001, respectively.

        On December 27, 2002, the Company amended its unsecured loan agreement (the Loan Agreement) with its lender. Under the amended agreement, the term portion of the Loan Agreement ($18.6 million at the end of 2002) was paid in quarterly installments of $600,000 during 2003, with payments increasing annually after 2004 until maturity on January 1, 2009. During fiscal 2004, the Company made its regular quarterly payments and also made its first scheduled payment of $600,000 for calendar 2004. As a result, the remaining term portion of the Loan Agreement at year-end 2003 was $15.6 million. As required, the Company maintains an interest rate swap contract with the lender with an original amount of $15.0 million; this amount is reduced on a quarterly basis in accordance with the principal repayment schedule of the term portion of the Loan Agreement ($8.4 million on January 4, 2004, and $11.2 million on December 28, 2002). The interest rate on the swap contract is fixed at 9.095%. Under the revolving credit portion of the Loan Agreement, the Company may borrow up to $7.5 million through July 1, 2005, and must pay a quarterly commitment fee of 0.25% on the unused portion. As of January 3, 2004, $1.0 million was outstanding under the revolver portion of the Loan Agreement. The Company's loan covenants restrict it from incurring any indebtedness from any person other than the lender in excess of the aggregate sum of $1.5 million or any single transaction in excess of $1.0 million without express consent of the lender or until the full payment of the current obligation has been made.

Tabular Disclosure of Contractual Obligations

        The Company's known contractual obligations as of January 3, 2004, are shown below:

                                                                  Payment due by period
                                                                  ---------------------
                                                             Less                              More
                                                            than 1       1-3         3-5      than 5
  Contractual Obligations (in thousands)          Total      Year       Years       Years      Years

  Long-term debt obligations                   $ 16,632    $  1,807   $  7,000   $  7,200    $    625
  Capital lease obligations                       1,189         200        430        475          84
  Operating lease obligations                     1,409         466        741        202          -
                                               --------    --------   --------   --------    --------

  Total                                        $ 19,230    $  2,473   $  8,171   $  7,877    $    709
                                               --------    --------   --------   --------    --------

        The Company does not have any noncancelable open purchase orders.

        The Company maintains a letter of credit in the amount of $900,000 related to its capital lease which reserves that amount from the Company's revolving credit agreement under terms of the capital lease agreement.

  ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's foreign manufacturing facilities account for approximately 19% of total sales and 18% of total assets. Its U.S. operations buy from and sell to these foreign affiliates, and also make limited sales (less than 9% of total sales) to nonaffiliated foreign customers. This trade activity could be affected by fluctuations in foreign currency exchange or by weak economic conditions. The Company's currency exposure is concentrated in the Canadian dollar, Mexican peso, New Taiwan dollar, Chinese RMB and Hong Kong dollar. Because of the Company's limited exposure to any single foreign market, any currency exchange gains or losses have not been material and are not expected to be material.

        The Company is exposed to interest rate risk with respect to its unsecured Loan Agreement, which provides for interest based on LIBOR plus a spread of up to 2%. The spread is determined by a comparison of the Company's operating performance with agreed-upon financial targets. Since the Company's performance depends to a large extent on the overall economy, the interest rate paid by the Company under its Loan Agreement is closely linked to the trend in the U.S. economy. The current interest rate spread is 1.75% on the term loan portion and 1.50% on the revolving credit line portion of the Loan Agreement. Changes in LIBOR rates will also affect the Company's interest expense. To hedge against future LIBOR rate increases, the Company has a swap contract on a portion of the term loan under the Loan Agreement. The interest rate on the swap contract is 9.095% and the swap contract expires on July 1, 2005. The notional amount of the swap contract is reduced on a quarterly basis in accordance with the principal repayment schedule for the term portion of the Loan Agreement. The notional amount of the swap contract was $8.4 million as of January 3, 2004.

        The remainder of the term debt is subject to the volatility of short-term interest rates, where a 1% change in interest rates would cause an $82,250 increase or decrease in the Company's annual interest cost. While the Company could enter into an additional swap agreement to fix the rate, it does not expect to do so.

   ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 The Eastern Company

 Consolidated Balance Sheets

                                                                    January 3           December 28
                                                                       2004                 2002
                                                                    ---------           -----------
ASSETS
Current Assets
    Cash and cash equivalents                                     $  4,896,816         $  5,939,232
    Investment in common stock                                              -               807,438
    Accounts receivable, less allowances of $302,000 in 2003
       and $304,000 in 2002                                         11,036,760           10,824,807

    Inventories:
       Raw materials and component parts                             8,687,003            7,658,722
       Work in process                                               4,112,625            4,226,858
       Finished goods                                                4,126,920            4,459,614
                                                                  ------------         ------------
                                                                    16,926,548           16,345,194

    Prepaid expenses and other assets                                1,642,513            1,525,846
    Deferred income taxes                                              462,700              564,000
                                                                  ------------         ------------
Total Current Assets                                                34,965,337           36,006,517

Property, Plant and Equipment
    Land                                                               701,923              701,016
    Buildings                                                       11,468,122           11,351,043
    Machinery and equipment                                         30,649,120           28,390,569
    Accumulated depreciation                                       (17,888,740)         (15,392,659)
                                                                  ------------         ------------
                                                                    24,930,425           25,049,969

Other Assets
    Goodwill and trademarks                                         10,687,373           10,514,047
    Patents, technology, and licenses, less accumulated
       amortization of $1,513,029 in 2003 and $2,382,037
       in 2002                                                       1,877,408            2,111,865
    Intangible pension asset                                           964,592            1,112,129
    Prepaid pension cost                                             1,192,281            1,338,010
                                                                  ------------         ------------
                                                                    14,721,654           15,076,051
                                                                  ------------         ------------
                                                                  $ 74,617,416         $ 76,132,537
                                                                  ============         ============

                                      -20-

 Consolidated Balance Sheets

                                                                    January 3           December 28
                                                                       2004                 2002
                                                                    ---------           -----------
Liabilities and shareholders' equity
Current Liabilities
    Accounts payable                                              $  4,246,633         $  3,838,412
    Accrued compensation                                             1,782,408            1,923,463
    Other accrued expenses                                           2,034,918            2,015,979
    Current portion of long-term debt                                2,007,273            2,628,664
                                                                  ------------         ------------
Total Current Liabilities                                           10,071,232           10,406,518

Deferred income taxes                                                1,243,264              737,987
Long-term debt, less current portion                                15,814,669           18,920,747
Accrued post-retirement benefits                                     2,384,770            2,578,156
Interest rate swap obligation                                          580,055            1,138,086
Accrued pension cost                                                 4,015,858            4,448,197

Shareholders' Equity
    Voting Preferred Stock, no par value:
       Authorized and unissued: 1,000,000 shares
    Nonvoting Preferred Stock, no par value:
       Authorized and unissued: 1,000,000 shares
    Common Stock, no par value:
       Authorized: 25,000,000 shares
       Issued: 3,616,039 shares in 2003 and 3,631,869 shares
          in 2002; excluding shares held in treasury of
          1,680,342 in 2003 and 1,657,320 in 2002                      664,949              883,695
    Retained earnings                                               44,406,855           42,638,351
    Accumulated other comprehensive income (loss):
       Foreign currency translation                                   (166,295)            (898,137)
       Additional minimum pension liability, net of taxes           (4,049,886)          (4,073,870)
       Derivative financial instruments, net of taxes                 (348,055)            (683,086)
       Unrealized holding gain on investment in common
          stock, net of taxes                                                -               35,893
                                                                  ------------         ------------
                                                                    (4,564,236)          (5,619,200)
                                                                  ------------         ------------
Total Shareholders' Equity                                          40,507,568           37,902,846
                                                                  ------------         ------------
                                                                  $ 74,617,416         $ 76,132,537
                                                                  ============         ============

 See accompanying notes.

 Consolidated Statements of Income

                                                                                   Year ended

                                                              January 3           December 28          December 29
                                                                2004                 2002                 2001
                                                                ----                 ----                 ----
Net sales                                                 $  88,306,581         $  81,337,207        $  82,825,353

Cost of products sold                                       (66,718,641)          (60,637,151)         (60,782,769)
                                                          -------------         -------------        -------------
                                                             21,587,940            20,700,056           22,042,584

Selling and administrative expenses                         (15,103,624)          (14,317,256)         (14,563,913)
Interest expense                                             (1,302,830)           (1,716,056)          (2,259,347)
Other income                                                    209,004                67,564              866,031
                                                          -------------         -------------        -------------

Income before income taxes                                    5,390,490             4,734,308            6,085,355

Income taxes                                                  2,028,868             1,442,408            2,172,436
                                                          -------------         -------------        -------------
Net income                                                $   3,361,622         $   3,291,900        $   3,912,919
                                                          =============         =============        =============
Earnings per Share
    Basic                                                       $   .93               $   .91              $  1.08
                                                          =============         =============        =============

    Diluted                                                     $   .92               $   .89              $  1.07
                                                          =============         =============        =============

 See accompanying notes.

 Consolidated Statements of Comprehensive Income

                                                                                  Year ended

                                                              January 3           December 28          December 29
                                                                2004                 2002                 2001
                                                              ---------           -----------          -----------
Net income                                                $   3,361,622         $   3,291,900        $   3,912,919
Other comprehensive income/(loss) -
    Change in foreign currency translation                      731,842               258,378             (349,897)
    Cumulative effect of accounting change
       for derivative financial instruments,
       net of income taxes of $265,000                                -                     -             (400,756)
    Change in fair value of derivative
       financial instruments, net of income
       taxes (benefit) of ($223,000), $33,000
       and $157,000 in 2003, 2002 and 2001,
       respectively                                             335,031               (50,666)            (231,664)
    Change in unrealized holding gain on
       investment in common stock, net of
       income taxes (benefit) of $23,900,
       $17,500 and ($40,700) in 2003, 2002
       and 2001, respectively                                   (35,893)              (25,079)              60,972
    Change in additional minimum pension
       liability net of income taxes (benefit)
       of ($15,992) in 2003 and $2,715,913
       in 2002                                                   23,984            (4,073,870)                   -
                                                          -------------         -------------        -------------
                                                              1,054,964            (3,891,237)            (921,345)
                                                          -------------         -------------        -------------
Comprehensive income/(loss)                               $   4,416,586         $    (599,337)       $   2,991,574
                                                          =============         =============        =============

See accompanying notes.

 Consolidated Statements of Shareholders' Equity

                                                                  Common          Retained           Unearned
                                                                  Stock           Earnings         Compensation
                                                                  ------          --------         ------------

Balances at January 1, 2000                               $     878,024         $  38,630,205        $    (164,063)
Net income                                                                          3,912,919
Cash dividends declared, $.44 per share                                            (1,598,809)
Purchase of 1,594 shares of Common Stock for
    treasury                                                    (23,432)
Issuance of 3,750 shares of Common Stock upon the
    exercise of stock options                                    23,437
Issuance of 9,022 shares of Common Stock for
    director fees                                               125,189
18,750 shares of Common Stock cancelled under
    restricted stock award program                             (164,063)                                   164,063
                                                          -------------         -------------        -------------
Balances at December 29, 2001                                   839,155            40,944,315                   -
Net income                                                                          3,291,900
Cash dividends declared, $.44 per share                                            (1,597,864)
Purchase of 5,000 shares of Common Stock for
     treasury                                                   (55,855)
Issuance of 7,684 shares of Common Stock for
     director fees                                              100,395
                                                          -------------         -------------        -------------
Balances at December 28, 2002                                   883,695            42,638,351                   -
Net income                                                                          3,361,622
Cash dividends declared, $.44 per share                                            (1,593,118)
Purchase of 23,022 shares of Common Stock for
      treasury                                                 (317,726)
Issuance of 7,192 shares of Common Stock for
      director fees                                              98,980
                                                          -------------         -------------        -------------
Balances at January 3, 2004                               $     664,949         $  44,406,855        $          -
                                                          =============         =============        =============

 See accompanying notes.

 Consolidated Statements of Cash Flows

                                                                                    Year ended

                                                                January 3            December 28           December 29
                                                                   2004                  2002                  2001
                                                                 --------            -----------           -----------
Operating Activities
Net income                                                    $  3,361,622          $  3,291,900          $  3,912,919
Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation and amortization                             3,619,328             3,565,460             4,460,704
       Common stock received                                             -                     -              (748,345)
       Loss on sales of equipment and other assets                       -                     -                   258
       Provision for doubtful accounts                             214,345                91,296                (4,002)
       Deferred income taxes                                       390,788               454,200               461,200
       Gain on sale of investment                                 (166,788)                    -                     -
       Issuance of Common Stock for directors' fees                 98,980               100,395               125,189
       Changes in operating assets and liabilities:
          Accounts receivable                                     (316,345)              259,870             2,673,430
          Inventories                                             (270,871)            2,191,677            (1,485,460)
          Prepaid expenses and other                              (326,025)             (137,673)              212,848
          Prepaid pension cost                                     (99,100)              349,385               (27,237)
          Other assets                                            (113,840)               47,536              (211,999)
          Accounts payable                                         364,306               170,023            (1,097,265)
          Accrued compensation                                    (181,908)            1,002,865            (1,281,060)
          Other accrued expenses                                  (204,275)              (19,211)              (30,143)
                                                              ------------          ------------          ------------
Net cash provided by operating activities                        6,370,217            11,367,723             6,961,037

Investing Activities
Purchases of property, plant and equipment                      (2,763,130)           (1,559,863)           (1,894,723)
Business acquisitions, net of cash acquired                              -              (303,746)                    -
Proceeds from sale of investment                                   915,133                     -                     -
                                                              ------------          ------------          ------------
Net cash used by investing activities                           (1,847,997)           (1,863,609)           (1,894,723)

Financing Activities
Principal payments on long-term debt                            (3,732,726)           (6,853,694)           (3,028,830)
Proceeds from sales of Common Stock                                      -                     -                23,437
Purchases of Common Stock for treasury                            (317,726)              (55,855)              (23,432)
Dividends paid                                                  (1,593,118)           (1,597,864)           (1,598,809)
                                                              ------------          ------------          ------------
Net cash used by financing activities                           (5,643,570)           (8,507,413)           (4,627,634)

Effect of exchange rate changes on cash                             78,934               (12,489)              (25,366)
                                                              ------------          ------------          ------------
Net change in cash and cash equivalents                         (1,042,416)              984,212               413,314

Cash and cash equivalents at beginning of year                   5,939,232             4,955,020             4,541,706
                                                              ------------          ------------          ------------
Cash and cash equivalents at end of year                      $  4,896,816          $  5,939,232          $  4,955,020
                                                              ============          ============          ============

 See accompanying notes.

The Eastern Company

Notes to Consolidated Financial Statements


1. OPERATIONS

The operations of The Eastern Company (the Company) consist of three business segments: industrial hardware, security products, and metal products. The industrial hardware segment produces latching devices for use on industrial equipment and instrumentation as well as a broad line of proprietary hardware designed for truck bodies and other vehicular type equipment. The security products segment manufactures and markets a broad range of locks for traditional general purpose security applications as well as specialized locks for soft luggage, coin-operated vending and gaming equipment, and electric and computer peripheral components. This segment also manufactures and markets coin acceptors and metering systems to secure cash used in the commercial laundry industry and produces cashless payment systems utilizing advanced smart card technology. The metal products segment produces anchoring devices used in supporting the roofs of underground coal mines and specialty products, which serve the construction, automotive and electrical industries.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions are eliminated. The Company has historically consolidated its subsidiaries located in Asia and Mexico as of November 30. No events have occurred between November 30, 2003 and January 1, 2004 to materially affect the reported amounts for the Company's Asian and Mexican subsidiaries.

Foreign Currency Translation

For foreign operations, balance sheet accounts are translated at the current year-end exchange rate; income statement accounts are translated at the average exchange rate for the year. Resulting translation adjustments are made directly to a separate component of shareholders' equity--"Accumulated other comprehensive loss - foreign currency translation". Foreign currency exchange transaction gains and losses are not material in any year.

Cash Equivalents

Highly liquid investments purchased with a maturity of three months or less are considered cash equivalents.

The Eastern Company

2. ACCOUNTING POLICIES (continued)

Shipping Costs

The Company records all shipping costs within cost of products sold.

Recognition of Revenue and Accounts Receivable

Revenue and accounts receivable are recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred, and there is a reasonable assurance of collections of the sales proceeds. The Company obtains written purchase authorizations from our customers for a specified amount of product at a specified price and delivery occurs at the time of shipment. Credit is extended based on an evaluation of each customers' financial condition; collateral is not required. Accounts receivable are recorded net of applicable allowances.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company reviews the collectibility of its receivables on an ongoing basis taking into account a combination of factors. The Company reviews potential problems, such as past due accounts, a bankruptcy filing or deterioration in the customer's financial condition, to ensure the Company is adequately accrued for potential loss. Accounts are considered past due based on when payment was originally due. If a customer's situation changes, such as a bankruptcy or creditworthiness, or there is a change in the current economic climate, the Company may modify its estimate of the allowance for doubtful accounts. The Company will write off accounts receivable after reasonable collection efforts have been made and the accounts are deemed uncollectible.

Investment in Common Stock

The investment in common stock consists solely of shares of common stock of a single issuer. Such shares were received as compensation during 2001 in connection with the "demutualization" of the issuer. This investment was classified as "available-for-sale" and, as such, was measured and reported at fair value in the consolidated balance sheet. The cost of this investment was $748,345 based on the fair value of the shares at the time of receipt and was reported in "Other income". The subsequent related unrealized holding gain of $59,093, less deferred income taxes of $23,200 to December 28, 2002 was reported as a separate component of stockholder's equity. On July 22, 2003 the Company sold all shares of the common stock for $915,133 with the gain on sale of stock of $166,788 recorded within "Other income".

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method in the U.S. ($12,382,559 for U.S. inventories at January 3, 2004) and by the first-in, first-out (FIFO) method for inventories outside the U.S. ($4,543,989 for inventories outside the U.S. at January 3, 2004). Current cost exceeded the LIFO carrying value by approximately $3,677,000 at January 3, 2004 and $3,368,000 at December 28, 2002. There was no material LIFO quantity liquidation in 2003 or 2002.

Property, Plant and Equipment and Related Depreciation

Property, plant and equipment (including equipment under capital lease) are stated at cost. Depreciation ($3,118,885 in 2003, $3,006,994 in 2002 and $3,173,277 in 2001) is computed generally using the straight-line method based on the following estimated useful lives of the assets: Building 10 to 39.5 years; Machinery and equipment 3 to 10 years.

The Eastern Company

2. ACCOUNTING POLICIES (continued)

Goodwill, Intangibles and Impairment of Long-Lived Assets

Patents are recorded at cost and are amortized using the straight-line method over the lives of the patents. Technology and licenses are recorded at cost and are generally amortized on a straight-line basis over periods ranging from 5 to 17 years. Prior to December 30, 2001, Goodwill was being amortized over periods ranging from 5 to 15 years. Amortization expense in 2003, 2002 and 2001 was $500,443, $558,466 and $1,287,427 respectively. Total amortization expense for each of the next five years is estimated to be as follows: 2004 - $345,147; 2005
- $271,814; 2006 - $265,147; 2007 - $256,561; 2008 - $255,000.

In the event that facts and circumstances indicate that the carrying value of long-lived assets, including definite life intangible assets, may be impaired, an evaluation is performed to determine if a write-down is required. No events or changes in circumstances have occurred that indicate that the carrying amount of such long-lived assets held and used may not be recovered.

Effective December 30, 2001, the Company adopted Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets. Under the new standards, goodwill and trademarks are no longer amortized but are subject to annual impairment tests; other intangible assets continue to be amortized over their useful lives. The Company performs the required annual impairment test of its goodwill and trademarks during the second quarter of each year. Trademarks are not amortized as their lives are deemed to be indefinite.

If the provisions of Statement No. 142 were applied effective December 31, 2000, the net income for the Company would have been $4,421,000 or $1.21 per share for 2001.

The following is a roll-forward of goodwill for 2003 and 2002:

                                                     2003              2002
                                                     ----              ----
       Beginning balance                          $ 10,364,140     $ 10,603,638
       Additions                                             -           50,734
       Adjustment to Greenwald purchase price                -         (300,000)
       Foreign exchange                                155,626            9,768
                                                  ------------     ------------
       Ending balance                             $ 10,519,766     $ 10,364,140
                                                  ============     ============

Product Development Costs

Product development costs, charged to expense as incurred, were $1,115,329 in 2003, $1,040,661 in 2002 and $1,005,555 in 2001.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were $449,304 in 2003, $495,889 in 2002 and $678,479 in 2001.

The Eastern Company

2. ACCOUNTING POLICIES (continued)

Earnings Per Share

The denominators used in the earnings per share computations follow:

                                                          2003                2002                2001
                                                          ----                ----                ----
Basic:
Weighted average shares outstanding                    3,620,593           3,631,278           3,623,291
                                                       ---------           ---------           ---------
Denominator for basic earnings per share               3,620,593           3,631,278           3,623,291
                                                       =========           =========           =========
Diluted:
Weighted average shares outstanding                    3,620,593           3,631,278           3,623,291
Dilutive stock options                                    38,372              49,806              43,888
                                                       ---------           ---------           ---------
Denominator for diluted earnings per share             3,658,965           3,681,084           3,667,179
                                                       =========           =========           =========

The Company has excluded the effect of 177,500, 547,500 and 477,500 shares in 2003, 2002 and 2001 respectively, from the above dilutive stock options, as their inclusion would be anti-dilutive.

Derivatives

The Company entered into an interest rate swap agreement to modify the interest characteristics of a portion of its outstanding debt. The agreement involves the exchange of amounts based on the London Interbank Offered Rate ("LIBOR") for amounts based on a fixed interest rate over the life of the agreement, without an exchange of the notional amount upon which the payments are based.

The Company's interest rate swap agreement is considered `effective' through use of the short-cut method, as defined under Statement No. 133, Accounting for Derivative Instruments and Hedging Activities , and, as a result, changes in fair value of the derivative are recorded in current assets or liabilities with the offset amount recorded to accumulated other comprehensive income (loss) in stockholders' equity. The adoption of Statement No. 133 resulted in a charge to other comprehensive income in 2001 for the cumulative effect of an accounting change of $400,756, net of taxes.

Stock Based Compensation

The Company accounts for stock options in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. As such, it does not recognize compensation expense for stock options granted under its stock option plans if the exercise price is at least equal to the fair market value of the Company's common stock on the date granted. Since no options were granted below fair market value in 2003, 2002 or 2001, no compensation expense has been recorded.

 The fair value of the stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2003, 2002, and 2001:

                                                2003        2002        2001
                                                ----        ----        ----
       Risk free interest rate                  3.18%       3.89%       4.84%
       Expected volatility                      0.287       0.309       0.302
       Expected option life                     5 years     5 years     5 years
       Weighted-average dividend yield          2.9%        3.1%        3.1%

                                      -28-

The Eastern Company

2. ACCOUNTING POLICIES (continued)


 The weighted average fair market value of the shares granted under options was $15.30 in 2003, $14.19 in 2002, and $14.40 in 2001. The weighted average fair value of options, estimated using the Black-Scholes option pricing model based on the assumptions in the above table, was $3.37 in 2003, $3.42 in 2002, and $3.63 in 2001.

 Pro forma information regarding net income and earnings per share, as required by Statement No. 123 "Accounting for Stock-Based Compensation", has been determined as if the Company had accounted for its employee stock options under the fair value method.

    (in thousands, except per share amounts)                 2003          2002         2001
    ----------------------------------------                 ----          ----         ----

     Net income, as reported                                $3,362        $3,292       $3,913

     Deduct: Total stock-based employee
     compensation expense determined under fair
     value based method for all awards granted
     since July 19, 2000, net of related tax effects            85           138          200
                                                            ------        ------       ------
     Pro forma net income                                   $3,277        $3,154       $3,713
                                                            ======        ======       ======

     Earnings per share:

     Basic - as reported                                     $0.93         $0.91        $1.08
     Basic - pro forma                                       $0.91         $0.87        $1.03

     Diluted - as reported                                   $0.92         $0.89        $1.07
     Diluted - pro forma                                     $0.90         $0.86        $1.01

 For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the stock options' vesting period ranging from 1 to 5 years. The pro forma effect on net income and related earnings per share may not be representative of future years' impact since the terms and conditions of new grants may vary from the current terms.

Reclassification

Certain prior year amounts have been reclassified to conform to the 2003 presentation.

The Eastern Company

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

Effective March 1, 2002 the Company acquired certain assets of the Big Tag Division of Dolan Enterprises, Inc. for cash of approximately $260,000. Big Tag was merged into the CCL division of the Company located in Wheeling, Illinois. Big Tag provides high-visibility, custom luggage tags, which the Company markets in conjunction with its custom logo luggage locks to the travel, incentive and premium markets.

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

4. CONTINGENCIES

The Company is party to various legal proceedings and claims related to its normal business operations. In the opinion of management, the Company has substantial and meritorious defenses for these claims and proceedings in which it is a defendant, and believes these matters will be ultimately resolved without a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company. The aggregate provision for losses related to contingencies arising in the ordinary course of business was not material to operating results for any year presented. There is a nominal aggregate liability for all contingencies as of January 3, 2004 and December 28, 2002.

5. DEBT

The Company has an unsecured loan agreement (Loan Agreement), which includes a term portion and a revolving credit portion. The term portion of the Loan Agreement is payable in quarterly principal payments of $600,000 in 2004 and increases annually through maturity on January 1, 2009. The first payment of calendar 2004 was made in fiscal 2003. The Company may borrow up to $7,500,000 through July 1, 2005 under the revolving credit portion of the Loan Agreement with a quarterly commitment fee of 0.25% on the unused portion.

The interest rates on the term and the revolving credit portions of the Loan Agreement may vary. The interest rates may vary based on LIBOR rate plus a margin spread of 1.5% to 2.0% for the term portion and 1.25% to 1.75% for the revolving credit portion. The margin rate spread is based on operating results calculated on a rolling-four-quarter basis. On January 3, 2004 the interest rate on the term and revolver portions of the Loan Agreement was 2.87% and 2.64%, respectively.

The Company maintains an interest rate swap contract, as required, with the lender, for an original notional amount of $15,000,000, (notional amount $8,400,000 on January 3, 2004 and $11,175,000 on December 28, 2002), which is reduced on a quarterly basis in accordance with the principal repayment schedule of the term portion of the Loan Agreement. The interest rate on the swap contract bears interest at a fixed rate of 9.095% and expires July 1, 2005.

The Eastern Company

5. DEBT (continued)

Debt consists of:
                                                                            2003               2002
                                                                            ----               ----

    Term loan                                                           $ 15,625,000        $ 18,625,000
    Revolving credit loan                                                  1,000,000           1,500,000
    Capital lease obligation with interest at 4.99% and payable in
        monthly installments of $21,203 through April 2009                 1,189,290           1,379,212
    Other                                                                      7,652              45,199
                                                                        ------------        ------------
                                                                          17,821,942          21,549,411

    Less current portion                                                   2,007,273           2,628,664
                                                                        ------------        ------------
                                                                        $ 15,814,669        $ 18,920,747
                                                                        ============        ============

The Company paid interest of $1,402,631 in 2003, $1,741,511 in 2002 and $2,752,643 in 2001.

Collectively, under the covenants of the Loan Agreement and capital lease obligation, the Company is required to maintain specified financial ratios and amounts. In addition, the Company is restricted to, among other things, capital leases, purchases or redemptions of its capital stock, mergers and divestitures, and new borrowing.

As of January 3, 2004, scheduled annual principal maturities of long-term debt, including capital lease obligations, for each of the next five years follow:


                  2004                $ 2,007,271
                  2005                  4,009,811
                  2006                  3,420,523
                  2007                  3,831,782
                  2008                  3,843,617
                  Thereafter              708,938
                                     ------------
                                      $17,821,942
                                     ============


At January 3, 2004 and December 28, 2002, building improvements and equipment with a cost of approximately $2,000,000 was recorded under capital leases with accumulated depreciation of approximately $443,080 and $332,310, respectively. The capital lease is secured by the equipment under the lease and a $900,000 letter of credit.

The Eastern Company

6. STOCK RIGHTS

The Company has a stock rights plan. At January 3, 2004 there were 3,616,039 stock rights outstanding under the plan. Each right may be exercised to purchase one share of the Company's Common Stock at an exercise price of $80, subject to adjustment to prevent dilution.

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

7. STOCK OPTIONS AND AWARDS

Stock Options

The Company has incentive stock option plans for officers, other key employees, and non-employee directors: the 1989, 1995, 1997 and 2000 plans. Options granted under the 1989 plans and incentive stock options granted under the 1995 and 2000 plans must have exercise prices that are not less than 100% of the fair market value of the stock on the dates the options are granted. Restricted stock awards may also be granted to participants under the 1995 and 2000 plans with restrictions determined by the Compensation Committee of the Company's Board of Directors. Under the 1995, 1997, and 2000 plans, nonqualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Company's Board of Directors. All options granted in 2003, 2002, and 2001 were granted at prices equal to the fair market value of the stock on the dates granted. No restricted stock was granted in 2003, 2002 or 2001.

As of January 3, 2004, there were 344,642 shares available for future grant under the above noted plans: 2000 - 240,891 shares, 1997 - 52,500, 1995 - 51,251 and 1989 - no shares available for grants. As of January 3, 2004, there were 998,642 shares reserved under all option plans for future issuance.

 Information with respect to the Company's stock option plans is summarized below:

                                                                Weighted Average
                                               Shares            Exercise Price
                                              --------          ----------------

 Outstanding at December 30, 2000             657,391                   $13.322
 Granted                                       44,109                    14.400
 Cancelled                                    (18,750)                   11.280
 Exercised                                     (3,750)                    6.250
                                              -------                   -------
 Outstanding at December 29, 2001             679,000                    13.477
 Granted                                       35,000                    14.190
 Cancelled                                    (25,000)                   14.251
                                              -------                   -------
 Outstanding at December 28, 2002             689,000                    13.475
 Granted                                       10,000                    15.300
 Cancelled                                    (45,000)                   14.539
                                              -------                   -------
 Outstanding at January 3, 2004               654,000                   $13.417
                                              =======                   =======

The Eastern Company

7. STOCK OPTIONS AND AWARDS (continued)

                                          Options Outstanding                                    Options Exercisable
                                          -------------------                                    -------------------
                                                   Weighted
                                                   Average
                                                  Remaining          Weighted          Exercisable as of        Weighted
Range of                Outstanding as of        Contractual     Average Exercise         January 3,        Average Exercise
Exercise Prices          January 3, 2004            Life               Price                 2004                Price
---------------         -----------------        -----------    -----------------      -----------------    ----------------
$ 9.92 - $11.92               194,000                3.8             $10.461               194,000               $10.461
$14.00 - $15.30               447,500                6.1              14.556               430,009                14.556
$18.50                         12,500                5.6              18.500                12,500                18.500
                              -------                ---             -------               -------               -------
                              654,000                5.4             $13.417               636,509               $13.392
                              =======                ===             =======               =======               =======


8. INCOME TAXES

Deferred income taxes are provided on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and those for income tax reporting purposes. Deferred income tax liabilities (assets) relate to:

                                                              2003               2002               2001
                                                              ----               ----               ----
    Property, plant and equipment                        $  3,445,288       $  3,057,400       $  2,801,500
    Pensions                                                        -                  -          2,027,400
    Investment in common stock                                      -            307,500            325,800
    Other                                                     221,160            164,400            196,500
                                                         ------------       ------------       ------------
        Total deferred income tax liabilities               3,666,448          3,529,300          5,351,200

    Other postretirement benefits                            (886,371)          (979,700)        (1,042,400)
    Inventories                                              (338,737)          (316,300)          (598,800)
    Allowance for doubtful accounts                           (97,674)           (82,900)          (119,200)
    Accrued compensation                                     (187,393)          (198,200)          (257,900)
    Interest rate swap obligation                            (232,005)          (455,000)          (422,000)
    Pensions                                                 (809,954)          (826,713)                 -
    Other                                                    (333,750)          (496,500)          (424,600)
                                                         ------------       ------------       ------------
    Total deferred income tax assets                       (2,885,884)        (3,355,313)        (2,864,900)
                                                         ------------       ------------       ------------
        Net deferred income tax liabilities              $    780,564       $    173,987       $  2,486,300
                                                         ============       ============       ============

Income before income taxes consists of:

                                                             2003               2002              2001
                                                             ----               ----              ----
    Domestic                                             $  1,778,405       $  2,736,969       $  4,819,818
    Foreign                                                 3,612,085          1,997,339          1,265,537
                                                         ------------       ------------       ------------
                                                         $  5,390,490       $  4,734,308       $  6,085,355
                                                         ============       ============      =============

                                      -33-

The Eastern Company

8. INCOME TAXES (continued)

Income taxes follow:

                              2003               2002              2001
                              ----               ----              ----
    Current:
        Federal           $   703,890        $   458,302       $ 1,122,932
        Foreign               749,390            437,506           435,304
        State                 184,800             92,400           153,000
    Deferred                  390,788            454,200           461,200
                          -----------        -----------       -----------
                          $ 2,028,868        $ 1,442,408       $ 2,172,436
                          ===========        ===========       ===========

A reconciliation of income taxes computed using the U.S. federal statutory rate to those reflected in operations follows:

                                           2003                           2002                            2001
                                           ----                           ----                            ----
                                    Amount         Percent         Amount         Percent         Amount          Percent
                                    ------         -------         ------         -------         ------          -------
Income taxes using U.S.
    federal statutory rate       $  1,832,665        34%        $  1,609,700       34%         $  2,069,000        34%
State income taxes, net of
    federal benefit                   199,062         4               73,500        2               127,000         2
Impact of foreign
    subsidiaries on
    effective tax rate                  1,232         -             (291,000)      (6)             (147,500)       (2)
Other--net                             (4,091)        -               50,208        1               123,936         2
                                 ------------        ---        ------------       ---         ------------        ---
                                 $  2,028,868        38%        $  1,442,408       31%         $  2,172,436        36%
                                 ============        ===        ============       ===         ============        ===

Total income taxes paid were $1,162,688 in 2003, $1,239,668 in 2002 and $1,035,531 in 2001.

The Company's future effective tax rates could be adversely affected by earnings being higher than anticipated in countries where statutory rates are higher.

United States income taxes have been provided on the undistributed earnings of foreign subsidiaries ($5,950,457 at January 3, 2004) only where necessary because such earnings are intended to be reinvested abroad indefinitely or repatriated only when substantially free of such taxes.

9. LEASES

The Company leases certain equipment and buildings under operating lease arrangements. Certain leases contain renewal options for periods ranging from one to ten years.

Future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year during each of the next five years follow, this table only includes leases that have been committed to and does not recognize costs associated with anticipated renewals:

                   2004                $  465,986
                   2005                   450,939
                   2006                   290,423
                   2007                   111,805
                   2008                    89,902
                                       ----------
                                       $1,409,055
                                       ==========

The Eastern Company

9. LEASES (continued)

Rent expense for all operating leases was $383,098 in 2003, $306,293 in 2002 and $303,784 in 2001.


10. RETIREMENT BENEFIT PLANS

The Company has non-contributory defined benefit pension plans covering most U.S. employees. Plan benefits are generally based upon age at retirement, years of service and, for its salaried plan, the level of compensation. The Company also sponsors unfunded nonqualified supplemental retirement plans that provide certain current and former officers with benefits in excess of limits imposed by federal tax law. The measurement date for the obligations disclosed below is September 30 of each year.

The Company also provides health care and life insurance for retired salaried employees in the United States who meet specific eligibility requirements.

Significant disclosures relating to these benefit plans follow:

                                                             Pension Benefits                     Postretirement Benefits
                                                             ----------------                     -----------------------
                                                        2003                 2002               2003                2002
                                                        ----                 ----               ----                ----
Change in Projected Benefit Obligation
   Benefit obligation at beginning of year          $ 33,737,224         $ 32,254,888      $  1,997,724        $  2,391,435
   Change due to availability of final actual
     assets and census data                              132,099              136,351            75,758            (383,853)
   Plan amendment (a)                                    145,612              358,640                 -                   -
   Service cost                                        1,131,435            1,073,638            70,321              73,311
   Interest cost                                       2,274,329            2,198,127           137,124             132,966
   Actuarial loss/(gain)                               1,659,027             (240,287)           78,130                   -
   Benefits paid                                      (2,163,871)          (2,044,133)         (229,148)           (216,135)
                                                    ------------         ------------      ------------        ------------
 Benefit obligation at end of year                  $ 36,915,855         $ 33,737,224      $  2,129,909        $  1,997,724
                                                    ============         ============      ============        ============

 Change in Plan Assets
   Fair value of plan assets at beginning
     of year                                        $ 28,816,677         $ 32,853,847      $    796,507        $    574,749
   Change due to availability of final actual
     assets and census data                               (1,251)              14,574             7,855             166,614
   Actual return on plan assets                        3,900,350           (1,995,676)           69,174              66,224
   Employer contributions                              1,519,683               25,527                 -                   -
   Benefits paid                                      (2,163,871)          (2,081,595)           18,892             (11,080)
                                                    ------------         ------------      ------------        ------------
 Fair value of plan assets at end of year           $ 32,071,588         $ 28,816,677      $    892,428        $    796,507
                                                    ============         ============      ============        ============

                                      -35-

The Eastern Company

10. RETIREMENT BENEFIT PLANS (continued)

                                                             Pension Benefits                     Postretirement Benefits
                                                             ----------------                     -----------------------
                                                        2003                 2002               2003                2002
                                                        ----                 ----               ----                ----

Under-funded status                                 $ (4,844,267)        $ (4,920,547)     $ (1,237,481)       $ (1,201,217)
Unrecognized prior service cost                        1,126,515            1,137,165           (80,144)           (101,233)
Unrecognized net actuarial loss (gain)                 9,032,632            9,203,552        (1,067,145)         (1,275,706)
Unrecognized net asset at transition                    (424,055)            (628,445)                -                   -
                                                    ------------         ------------      ------------        ------------
Net amount recognized in the balance sheet          $  4,890,825         $  4,791,725      $ (2,384,770)       $ (2,578,156)
                                                    ============         ============      ============        ============

(a) A plan was amended in each year to increase benefits for specified retired participants.

                                                             Pension Benefits                     Postretirement Benefits
                                                             ----------------                     -----------------------
                                                        2003                 2002               2003                2002
                                                        ----                 ----               ----                ----

Prepaid benefit cost                                $  1,192,281         $  1,338,010      $          -        $          -
Accrued benefit liability                             (4,015,858)          (4,448,197)       (2,384,770)         (2,578,156)
Intangible asset                                         964,592            1,112,129                 -                   -
Accumulated other comprehensive loss                   6,749,810            6,789,783                 -                   -
                                                    ------------         ------------      ------------        ------------
Net amount recognized in the balance sheet          $  4,890,825         $  4,791,725      $ (2,384,770)       $ (2,578,156)
                                                    ============         ============      ============        ============

In 2003 and 2002, the accumulated benefit obligation for all qualified and nonqualified defined benefit pension plans was $35,372,932 and $32,547,911 respectively.

Information for two of the under-funded pension plans with a projected benefit obligation and an accumulated benefit obligation in excess of plan assets


                                                   2003             2002
                                                   ----             ----
Projected benefit obligation                  $ 30,005,029     $ 27,377,767
Accumulated benefit obligation                  29,028,413       26,658,206
Fair value of plan assets                       25,458,556       22,599,696

The percentage of each asset category of the total assets held by the plans follows:

                                   Allocation
                                   Parameters        2003            2002
                                   ----------        ----            ----
   Equity securities                30 - 70%          60%             53%
   Fixed income                     30 - 60%          32              41
   Cash and cash equivalents         0 - 10%           8               6
                                                      ---             ---
   Total                                              100%            100%
                                                      ===             ===

The Company utilizes a diversified, strategic allocation to generate investment returns that will meet the objectives set forth in the Company's investment policy, while keeping periods of negative returns to a minimum. Studies of assets and liabilities that incorporate specific plan objectives as well as assumptions regarding long-term capital market returns and volatilities generate the specific asset allocations for the trusts. The long-term nature of the trusts make them well-suited

The Eastern Company

10. RETIREMENT BENEFIT PLANS (continued)

to bear the risk of added volatility associated with equity securities, and, accordingly, the asset allocations of the trust reflect a higher allocation to equities as compared to fixed-income securities. Non-U.S. securities are used to diversify some of the volatility of the U.S. equity market while providing comparable long-term returns. The investment guidelines set forth in the Company's investment policy limit or prohibit exposure to investments in more volatile sectors.

In selecting the expected rate of return on plan assets, the Company considers historical returns for the types of investments that its plans hold.

The plans' assets include 430,874 shares of the Common Stock of the Company having a market value of $6,700,091 and $4,881,802 at January 3, 2004 and December 28, 2002, respectively. Dividends received during 2003 and 2002 on the Common Stock of the Company were $189,585 for each year.

                                                                         Pension Benefits
                                                                         ----------------
                                                           2003                 2002              2001
                                                           ----                 ----              ----
                     Assumptions
Discount rate                                              6.5%                 7%                   7%
Expected return on plan assets                             8.5%                 9%                   9%
Rate of compensation increase                              4.25%                4.25%                4.25%

       Components of Net Periodic Benefit Cost
Service cost                                         $ 1,131,435          $ 1,073,638          $ 1,040,857
Interest cost                                          2,274,329            2,198,127            2,131,339
Expected return on plan assets                        (2,755,927)          (1,577,856)          (1,858,990)
Net amortization and deferral                            770,747           (1,146,850)          (1,314,916)
                                                     -----------          -----------          -----------
Net periodic benefit cost                            $ 1,420,584          $   547,059          $    (1,710)
                                                     ===========          ===========          ===========



                                                                     Postretirement Benefits
                                                                     -----------------------
                                                           2003                 2002              2001
                                                           ----                 ----              ----
                     Assumptions
Discount rate                                              6.5%                 7%                   7%
Expected return on plan assets                             8.5%                 9%                   9%

       Components of Net Periodic Benefit Cost
Service cost                                         $    70,321          $    73,311          $    71,617
Interest cost                                            137,124              132,966              158,638
Expected return on plan assets                           (69,174)             (66,224)             (55,285)
Net amortization and deferral                            (83,617)             (92,752)             (77,066)
                                                     -----------          -----------          -----------
Net periodic benefit cost                            $    54,654          $    47,301          $    97,904
                                                     ===========          ===========          ===========

For measurement purposes relating to the postretirement benefit plan, the life insurance cost trend rate is 1%. The health care cost trend rate for participants retiring after January 1, 1991 is nil; no increase in that rate is expected because of caps placed on benefits. The health care cost trend rate is expected to remain at 4.5% for participants after the year 2000.

The Eastern Company

10. RETIREMENT BENEFIT PLANS (continued)

A one-percentage-point change in assumed health care cost trend rates would have the following effects on the postretirement benefit plan:

                                                                              1-Percentage Point
                                                                         Increase             Decrease
                                                                         --------             --------
Effect on total of service and interest cost components                 $  29,416           $  (13,676)

Effect on postretirement benefit obligation                             $ 255,030           $ (130,405)

U.S. salaried employees and most employees of the Company's Canadian subsidiary are covered by defined contribution plans.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. As of January 3, 2004, in accordance with FASB Staff Position No. FAS 106-1 any measures of the Accumulated Postretirement Benefit Obligation (APBO) or net periodic postretirement benefit cost in the financial statements do not reflect the effects of the Act on the plan. More specific authoritative guidance on the accounting of the federal subsidy is pending and, when issued, could require the Company to change previously reported information.

The Company has a contributory savings plan under Section 401(k) of the Internal Revenue Code covering substantially all U.S. non-union employees. The plan allows participants to make voluntary contributions of up to 100% of their annual compensation on a pretax basis, subject to IRS limitations. The plan provides for contributions by the Company at its discretion. The Company made contributions of $141,903 in 2003, $139,598 in 2002 and $149,586 in 2001.



11. FINANCIAL INSTRUMENTS

The carrying values of financial instruments (cash and cash equivalents, accounts receivable, accounts payable, an interest rate swap obligation, and debt) as of January 3, 2004 and December 28, 2002 approximate fair value. Fair value was based on expected cash flows and current market conditions.

The Eastern Company

12. REPORTABLE SEGMENTS

The accounting policies of the segments are the same as those described in Note
2. Operating profit is total revenue less operating expenses, excluding interest and general corporate expenses. Intersegment revenue, which is eliminated, is recorded on the same basis as sales to unaffiliated customers. Identifiable assets by reportable segment consist of those directly identified with the segment's operations.

                                                2003               2002                2001
                                                ----               ----                ----
Revenue:
   Sales to unaffiliated customers:
     Industrial Hardware                  $  35,422,702       $  29,271,624       $  28,213,054
     Security Products                       39,281,707          36,388,970          35,556,863
     Metal Products                          13,602,172          15,676,613          19,055,436
                                          -------------       -------------       -------------
                                          $  88,306,581       $  81,337,207       $  82,825,353
                                          =============       =============       =============

Intersegment Revenue:
     Industrial Hardware                  $      60,598       $      44,669       $      65,026
     Security Products                        1,697,607           1,286,004             737,619
                                          -------------       -------------       -------------
                                          $   1,758,205       $   1,330,673       $     802,645
                                          =============       =============       =============

Income Before Income Taxes:
     Industrial Hardware                  $   4,078,257       $   4,188,944       $   3,378,933
     Security Products                        4,756,132           4,037,505           3,133,873
     Metal Products                              75,538             (76,586)          2,429,306
                                          -------------       -------------       -------------
         Operating Profit                     8,909,927           8,149,863           8,942,112
     General corporate expenses              (2,425,611)         (1,767,062)         (1,463,441)
     Interest expense                        (1,302,830)         (1,716,057)         (2,259,347)
     Other income                               209,004              67,564             866,031
                                          -------------       -------------       -------------
                                          $   5,390,490       $   4,734,308       $   6,085,355
                                          =============       =============       =============

 Geographic Information:
   Net Sales:
     United States                        $  71,204,620       $  70,279,299       $  72,768,061
     Foreign                                 17,101,961          11,057,908          10,057,292
                                          -------------       -------------       -------------
                                          $  88,306,581       $  81,337,207       $  82,825,353
                                          =============       =============       =============

Foreign Sales are primarily to North America.

The Eastern Company

12. REPORTABLE SEGMENTS (continued)

                                                2003                2002                2001
                                                ----                ----                ----
Identifiable Assets:
     United States                        $  61,353,242       $  66,135,214       $  72,607,182
     Foreign                                 13,264,174           9,997,323           9,288,872
                                          -------------       -------------       -------------
                                          $  74,617,416       $  76,132,537       $  81,896,054
                                          =============       =============       =============

     Industrial Hardware                  $  24,159,290       $  22,457,174       $  22,630,057
     Security Products                       32,811,830          31,932,295          32,428,409
     Metal Products                          11,969,126          13,879,715          15,652,026
                                          -------------       -------------       -------------
                                             68,940,246          68,269,184          70,710,492
     General corporate                        5,677,170           7,863,353          11,185,562
                                          -------------       -------------       -------------
                                          $  74,617,416       $  76,132,537       $  81,896,054
                                          =============       =============       =============

Depreciation and Amortization
     Industrial Hardware                  $   1,216,015       $   1,135,449       $   1,176,490
     Security Products                          858,792             829,561           1,561,542
     Metal Products                           1,473,089           1,540,606           1,675,980
                                          -------------       -------------       -------------
                                              3,547,896           3,505,616           4,414,012
     General corporate                           71,432              59,844              46,692
                                          -------------       -------------       -------------
                                          $   3,619,328       $   3,565,460       $   4,460,704
                                          =============       =============       =============

Capital Expenditures
     Industrial Hardware                  $   1,866,426       $     519,101       $     451,099
     Security Products                          627,311             404,355             527,034
     Metal Products                             267,978             596,388             717,951
                                          -------------       -------------       -------------
                                              2,761,715           1,519,844           1,696,084
     Currency translation adjustment            (10,156)               (679)                (40)
     General corporate                           11,571              40,698             198,679
                                          -------------       -------------       -------------
                                          $   2,763,130       $   1,559,863       $   1,894,723
                                          =============       =============       =============


13. RECENT ACCOUNTING PRONOUNCEMENTS

In 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN No. 46"), which addresses when a company should consolidate an entity based on the variable interest model of FIN No. 46. It defines a variable interest entity ("VIEs") as those entities in which equity investors do not have the characteristics of a controlling financial interest or in which equity investors do not bear the residual economic risks. For all VIEs formed after February 1, 2003, FIN No. 46 is effective for fiscal years or interim periods beginning after June 15, 2003. For all other VIEs, FIN No. 46 is effective for periods ending after March 15, 2004. FIN No. 46 did not have any impact on the Company's financial position and results of operations in fiscal 2003.

The Company has identified an entity, formed before February 1, 2003, that may be a VIE. The potential VIE is a vendor of the Company, located in China, formed solely for the benefit of the Company. The Company does not have any ownership interest in the potential VIE but does provide all of the financial support to the potential VIE to facilitate the production of various materials used within the Company's production and owns the equipment used by the potential VIE to manufacture the products. Because the Company does not have an ownership interest in the potential VIE, the Company has been unable to obtain reliable financial information to determine whether the entity is a VIE, determine The Eastern Company whether the Company is the VIE's primary beneficiary or perform the accounting required to consolidate the VIE. Therefore, the Company is unable at this time to estimate the potential impact the consolidation of the potential VIE may have on its financial position or results of operations.

During 2003, 2002 and 2001, the Company purchased $4,908,689, $3,804,033 and
$3,288,223 of product from the vendor.

14. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Selected quarterly financial information (unaudited) follows:

                                                                                  2003
                                                                                  ----
                                                 First             Second             Third              Fourth              Year
                                                 -----             ------             -----              ------              ----
Net sales                                     $21,590,714       $21,591,111        $21,864,105        $23,260,651        $88,306,581
Gross profit                                    5,499,535         5,272,665          5,287,464          5,528,276         21,587,940
Selling and administrative expenses
                                                3,819,453         3,473,743          3,631,127          4,179,301         15,103,624
Net income                                        953,377           936,688            942,759            528,798          3,361,622
Net income per share:
    Basic                                            $.26              $.26               $.26               $.15               $.93
    Diluted                                          $.26              $.26               $.26               $.14               $.92


                                                                                   2002
                                                                                   ----
                                                 First             Second             Third              Fourth              Year
                                                 -----             ------             -----              ------              ----
Net sales                                     $20,320,517       $21,291,745        $20,040,682        $19,684,263        $81,337,207
Gross profit                                    5,109,559         4,813,198          5,576,655          5,200,644         20,700,056
Selling and administrative expenses
                                                3,641,780         3,269,684          4,054,823          3,350,969         14,317,256
Net income                                        677,107           758,518            678,043          1,178,232          3,291,900
Net income per share:
    Basic                                            $.19              $.21               $.19               $.32               $.91
    Diluted                                          $.18              $.20               $.19               $.32               $.89

                                      -41-

Report of Ernst & Young LLP, Independent Auditors

THE Board of Directors
The Eastern Company

We have audited the accompanying consolidated balance sheets of The Eastern Company as of January 3, 2004 and December 28, 2002, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended January 3, 2004. Our audits also included the financial statement schedule listed in the Index at
Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Eastern Company at January 3, 2004 and December 28, 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 3, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the Consolidated Financial Statements, effective December 30, 2001, the Company adopted Statement of Financial Standards No. 142, "Goodwill and Other Intangible Assets".


                                                      /s/ Ernst & Young LLP
Hartford, Connecticut
February 4, 2004

 ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.


 ITEM 9A   CONTROLS AND PROCEDURES

        As of the end of the fiscal year ended January 3, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 240.13a-15. Based upon that evaluation, the CEO and CFO concluded that the Company's current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and its subsidiaries required to be included in the Company's periodic SEC filings. There were no significant changes in the Company's internal control over financial reporting during the period covered by this report that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                    PART III

 ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        There are incorporated herein by reference the portions of the Registrant's definitive proxy statement filed with the Commission pursuant to Regulation 14A since the close of its fiscal year, which involve the election of Directors, the information appearing on pages 3 and 4 of said proxy statement, being the portion captioned "Item No. 1. Election of Directors", the information appearing on page 11 and 12 of said proxy statement, being the portion captioned "Executive Compensation", the information appearing on page 10 of said proxy statement, being the portions captioned "Audit Committee Financial Expert" and "Report of Audit Committee", and the information appearing on page 8 of said proxy statement, being the portion captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "Committees of the Board of Directors", and the information appearing on page 22 of said proxy statement, being the portion captioned "Exhibit B - The Eastern Company Code of Business Conduct and Ethics." The Registrant's only Executive Officers are Leonard F. Leganza, President and Chief Executive Officer and John L. Sullivan III, Vice President, Secretary and Treasurer.


 ITEM 11   EXECUTIVE COMPENSATION

        There are incorporated herein by reference the portions of the Registrant's definitive proxy statement filed with the Commission pursuant to Regulation 14A since the close of its fiscal year, which involve executive compensation, the information appearing on pages 11 through 16 of said proxy statement.


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

        (b) There are incorporated herein by reference the portions of the Registrant's definitive proxy statement filed with the Commission pursuant to Regulation 14A since the close of its fiscal year, which involve the security ownership of management, the information appearing on pages 3 and 4, 6 and 7, and 11 and 15 of said proxy statement.

        (c) Changes in Control

            None.

        (d) The information relating to the securities authorized for issuance under the Registrant's equity compensation plans is set forth in Part II, Item 5 of this Form 10-K Annual Report.


 ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        (a) None.

        (b) None.

        (c) None.

        (d) None.


 ITEM 14   PRINCIPAL ACCOUNTING FEES AND SERVICES

           The information called for by Item 14 is incorporated by reference to the sections titled "Appointment of Independent Auditors" located on page 5 of the Proxy Statement.

                                     PART IV

 ITEM 15   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a) Documents filed as part of this report:

            (1)  Financial statements                                                                     Page
                     Consolidated Balance Sheets -- January 3, 2004 and December 28, 2002..................20.

                     Consolidated Statements of Income -- Fiscal years ended January 3, 2004,
                     December 28, 2002 and December 29, 2001...............................................22.

                     Consolidated Statements of Comprehensive Income -- Fiscal years ended
                     January 3, 2004, December 28, 2002, and December 29, 2001.............................22.

                     Consolidated Statements of Shareholders' Equity -- Fiscal years ended
                     January 3, 2004, December 28, 2002 and December 29, 2001..............................23.

                     Consolidated Statements of Cash Flows -- Fiscal years ended January 3, 2004,
                     December 28, 2002, and December 29, 2001..............................................24.

                     Notes to Consolidated Financial Statements............................................25.

                     Report of Ernst & Young LLP, Independent Auditors.....................................42.

            (2)  Financial Statement Schedule
                     Schedule II -- Valuation and qualifying  accounts.....................................46.

                 Schedules other than that listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

            (3)  Exhibits
                     Exhibits are as set forth in the "Exhibit Index" which appears on pages 48 through 49.

        (b) Reports on Form 8-K

                  Form 8-K filed on April 25, 2003 setting forth the press release reporting the Company's earnings for the quarter ended March 29, 2003.

                  Form 8-K filed on July 30, 2003 setting forth the press release reporting the Company's earnings for the quarter ended June 28, 2003.

                  Form 8-K filed on October 29, 2003 setting forth the press release reporting the Company's earnings for the quarter ended September 27, 2003.

                  Form 8-K filed on February 4, 2004 setting forth the press release reporting the Company's earnings for the quarter and fiscal year ended January 3, 2004.

                      The Eastern Company and Subsidiaries

                 Schedule II - Valuation and Qualifying accounts



COL. A                                COL. B                 COL. C                                 COL. D         COL. E
                                                             ADDITIONS
                                                             (1)                (2)
                                      Balance at Beginning   Charged to Costs   Charged to Other    Deductions -   Balance at End
Description                           of  Period             and Expenses       Accounts-Describe   Describe       of Period
-----------------------------------   --------------------   ----------------   -----------------   ------------   --------------
Fiscal year ended January 3, 2004:
 Deducted from asset accounts:
  Allowance for doubtful accounts          $304,000              $224,987                           $226,987 (a)    $302,000
                                           ========              ========                           ========        ========


Fiscal year ended December 28, 2002:
 Deducted from asset accounts:
  Allowance for doubtful accounts          $344,000               $91,563                           $131,563 (a)    $304,000
                                           ========               =======                           ========        ========



Fiscal year ended December 29, 2001:
 Deducted from asset accounts:
  Allowance for doubtful accounts          $362,000               ($5,126)                           $12,874 (a)    $344,000
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

 Dated: March 22, 2004                   THE EASTERN COMPANY
        --------------

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


 /s/ Leonard F. Leganza                                March 22, 2004
 -------------------------
 Leonard F. Leganza
 Director, President
 and Chief Executive Officer

 /s/ John W. Everets                                   March 22, 2004
 -------------------------
 John W. Everets
 Director

 /s/ Charles W. Henry                                  March 22, 2004
 -------------------------
 Charles W. Henry
 Director

 /s/ David C. Robinson                                 March 22, 2004
 -------------------------
 David C. Robinson
 Director

 /s/ Donald S. Tuttle, III                             March 22, 2004
 -------------------------
 Donald S. Tuttle III
 Director

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

          (c) The Eastern Company Directors Fee Program effective as of October 1, 1996 incorporated by reference to the Registrant's Form S-8 filed on February 7, 1997, as amended by Amendment No.1 and Amendment No. 2 are incorporated by reference to the Registrant's Form 10-K filed on March 29, 2000. A copy of Amendment No. 3 to the Directors Fee Program, adopted on January 5, 2004, is attached hereto.

          (d) The Eastern Company 1997 Directors Stock Option Plan effective as of September 17, 1997 incorporated by reference to the Registrant's Form S-8 filed on January 30, 1998, and Post-Effective Amendment No. 1 to the Registrant's Form S-8 filed on March 2, 2000.

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

     (14) The Eastern Company Code of Business Conduct and Ethics incorporated by reference to Exhibit B of the Registrant's proxy statement filed with the Commission pursuant to Regulation 14A for the annual meeting to be held on April 28, 2004.

      (21)         List of subsidiaries as follows:

                         Eberhard Hardware Mfg. Ltd., a private corporation organized under the laws of the Province of Ontario, Canada.

                         Canadian Commercial Vehicles Corporation, a private corporation organized under the laws of the Province of British Columbia, Canada.

                         Eastern Industrial Ltd., a private corporation organized under the laws of the Peoples
                         Republic of China.

                         World Lock Co. Ltd., a private corporation organized under the laws of Taiwan (The Republic of China).

                         Sesamee Mexicana, Subsidiary, a private corporation organized under the laws of Mexico.

                         World Security Industries Co. Ltd., a private corporation organized under the laws of Hong Kong.

     (23)         Consent of independent auditors attached hereto on page 52.

     (31) Certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

     (32) Certifications pursuant to Rule 13a-14(b) and 18 USC 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (99) Letter to our shareholders from the Annual Report 2003 is attached on page 56.