Form 10-Q
period 2004-04-03
EASTERN CO
filed 2004-05-03
CIK 31107

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                           PERIOD ENDED April 3, 2004
      OR[ ] TRANSITION REPORT PURSUANT TO SECTION 13

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

                                  Yes--  No X.



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                            Outstanding as of April 3, 2004
              -----                            -------------------------------
  Common Stock, No par value                             3,625,339

                                     PART I

                              FINANCIAL INFORMATION

                      THE EASTERN COMPANY AND SUBSIDIARIES
  ITEM I        CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
  ------

  ASSETS
                                                                April 3, 2004              January 3, 2004
                                                                -------------              ---------------
  CURRENT ASSETS
  Cash and cash equivalents                                      $  2,900,375                 $  4,896,816
  Accounts receivable, less allowances:
  2004 - $310,000; 2003 - $302,000                                 13,287,772                   11,036,760
  Inventories                                                      16,772,800                   16,926,548
  Prepaid expenses and other                                        1,796,387                    1,642,513
  Deferred income taxes                                               421,700                      462,700
                                                                 ------------                 ------------
  Total Current Assets                                             35,179,034                   34,965,337
  --------------------

  Property, plant and equipment                                    43,444,003                   42,819,165
  Accumulated depreciation                                        (18,697,253)                 (17,888,740)
                                                                 ------------                 ------------
                                                                   24,746,750                   24,930,425

  Goodwill and trademarks                                          10,517,417                   10,687,373
  Patents, technology and licenses, less accumulated
  amortization                                                      2,015,408                    1,877,408
  Intangible pension asset                                            964,592                      964,592
  Prepaid pension cost                                                957,479                    1,192,281
                                                                 ------------                 ------------
     TOTAL ASSETS                                                $ 74,380,680                 $ 74,617,416
                                                                 ============                 ============

  LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES
  Accounts payable                                               $  5,092,087                 $  4,246,633
  Accrued compensation                                              1,344,745                    1,782,408
  Other accrued expenses                                            1,911,519                    2,034,918
  Current portion of long-term debt                                 2,002,121                    2,007,273
                                                                 ------------                 ------------
  Total Current Liabilities                                        10,350,472                   10,071,232
  -------------------------

  Deferred federal income taxes                                     1,243,264                    1,243,264
  Long-term debt, less current portion                             15,163,192                   15,814,669
  Accrued postretirement benefits                                   2,359,770                    2,384,770
  Accrued rate swap obligation                                        478,612                      580,055
  Accrued pension obligation                                        3,373,577                    4,015,858


  Shareholders' Equity
  Preferred Stock, no par value
     Authorized shares - 2,000,000
     (No shares issued)
  Common Stock, no par value:
     Authorized Shares - 25,000,000
     Issued and outstanding shares:
       2004-3,625,339;  2003-3,616,039
       excluding 1,680,342 in 2004 and 1,680,342
       in 2003 shares held in treasury                                799,392                      664,949
  Accumulated other comprehensive (loss)/income:
      Foreign currency translation                                   (135,565)                    (166,295)
      Additional minimum pension liability, net of taxes           (4,049,886)                  (4,049,886)
      Derivative financial instruments, net of taxes                 (287,612)                    (348,055)
                                                                 ------------                 ------------
                                                                   (4,473,063)                  (4,564,236)

  Retained earnings                                                45,085,464                   44,406,855
                                                                 ------------                 ------------
     TOTAL SHAREHOLDERS' EQUITY                                    41,411,793                   40,507,568
                                                                 ------------                 ------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 74,380,680                 $ 74,617,416
                                                                 ============                 ============

  See accompanying notes.
                               -2-



                      THE EASTERN COMPANY AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                     Three Months Ended
                                               April 3, 2004      March 29, 2003
                                               -------------      --------------
  Net sales                                    $ 24,565,208       $ 21,590,714

  Cost of products sold                          18,430,062         16,091,179
                                               ------------       ------------
                                                  6,135,146          5,499,535


  Selling and administrative expenses             4,171,486          3,819,453

  Interest expense                                  276,397            346,519

  Other income                                        7,812             12,569
                                               ------------       ------------

  INCOME BEFORE INCOME TAXES                      1,695,075          1,346,132

  Income taxes                                      618,702            392,755
                                               ------------       ------------

  NET INCOME                                   $  1,076,373       $    953,377
                                               ============       ============


  Earnings per share:
     Basic                                       $     0.30         $     0.26
     Diluted                                     $     0.29         $     0.26

  Cash dividends per share                       $     0.11         $     0.11





  See accompanying notes.
                                       -3-


                      THE EASTERN COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                   Three Months Ended

                                                                         April 3, 2004           March 29, 2003
                                                                         -------------           --------------
  OPERATING ACTIVITIES:
    Net income                                                           $ 1,076,373              $   953,377
    Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                         892,152                  908,383
       Postretirement benefits other than pensions                           (25,000)                  18,396
       Provision for doubtful accounts                                         4,215                   27,799
       Issuance of Common Stock for directors' fees                           19,018                   28,894
       (Gain)/Loss on sale of equipment & other assets                        (3,516)                      -
       Changes in operating assets and liabilities:
         Accounts receivable                                              (2,405,487)                (571,406)
         Inventories                                                         180,825                  (93,250)
         Prepaid expenses and other                                         (159,550)                  79,824
         Prepaid pension cost                                               (215,543)                 207,470
         Accounts payable                                                    652,821                  161,887
         Other Accrued expenses                                             (405,248)                (194,126)
         Other assets                                                        (40,378)                 (39,479)
                                                                         -----------              -----------
                NET CASH (USED)/PROVIDED BY OPERATING ACTIVITIES            (429,318)               1,487,769

  INVESTING ACTIVITIES:
     Proceeds from sale of equipment                                           3,516                       -
     Purchases of property, plant, and equipment                            (638,309)                (311,957)
                                                                         -----------              -----------
               NET CASH USED BY INVESTING ACTIVITIES                        (634,793)                (311,957)

  FINANCING ACTIVITIES:
    Principal payments on long-term debt                                    (656,438)                (656,530)
    Proceeds from sale of Common Stock                                       115,425                       -
    Purchases of Common Stock for treasury                                        -                   (60,055)
    Dividends paid                                                          (397,764)                (399,506)
                                                                         -----------              -----------
               NET CASH USED BY FINANCING ACTIVITIES                        (938,777)              (1,116,091)

  Effect of exchange rate changes on cash                                      6,447                   11,153
                                                                         -----------              -----------

  NET CHANGE IN CASH AND CASH EQUIVALENTS                                 (1,996,441)                  70,874
  Cash and Cash Equivalents at Beginning of Period                         4,896,816                5,939,232
                                                                         -----------              -----------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 2,900,375              $ 6,010,106
                                                                         ===========              ===========


                      THE EASTERN COMPANY AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)



                                                                       Three Months Ended

                                                              April 3, 2004         March 29, 2003

  Net income                                                    $1,076,373            $  953,377
  Other comprehensive income (loss)
     Currency translation                                           30,730               177,258
     Change in fair value of derivative financial
       instruments, net of income tax benefit:
          2004 - ($41,000)
          2003 - ($40,000)                                          60,443                60,567
     Unrealized holding loss on investment in common
       stock, net of income tax benefit of $14,300                      -                (21,568)
                                                                ----------             ---------
  Comprehensive income                                          $1,167,546           $ 1,169,634
                                                                ==========           ===========

THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

APRIL 3, 2004



Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. Refer to the Company's consolidated financial statements and notes thereto included in its Form 10-K for the year ended January 3, 2004 for additional information.

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

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income.

The condensed balance sheet as of January 3, 2004 has been derived from the audited consolidated balance sheet at that date.


Note B - Earnings Per Share

The denominators used in the earnings per share computations follow:

                                                           THREE MONTHS ENDED
                                                   April 3, 2004      March 29, 2003
  Basic:
      Denominator for basic earnings per share       3,617,034           3,630,303
                                                     =========           =========

  Diluted:
     Weighted average shares outstanding             3,617,034           3,630,303
     Dilutive stock options                             96,702                  --
                                                     ---------           ---------
     Denominator for diluted earnings per share      3,713,736           3,630,303
                                                     =========           =========


Note C - Inventories

The components of inventories follow:

                                           April 3, 2004        January 3, 2004
                                           -------------        ---------------
Raw materials and component parts          $  8,604,447          $  8,687,003
Work in process                               4,075,790             4,112,625
Finished goods                                4,092,563             4,126,920
                                           ------------          ------------
                                           $ 16,772,800          $ 16,926,548
                                           ============          ============


THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

APRIL 3, 2004


Note D - Segment Information

Segment financial information follows:

                                                     THREE MONTHS ENDED
                                         April 3, 2004           March 29, 2003
Revenues:
   Sales to unaffiliated customers:
      Industrial Hardware                  $10,912,204            $ 8,605,204
      Security Products                     10,465,716              9,481,688
      Metal Products                         3,187,288              3,503,822
                                           -----------            -----------
                                           $24,565,208            $21,590,714

Income Before Income Taxes:
   Industrial Hardware                     $ 1,509,582            $ 1,123,869
   Security Products                         1,361,501              1,069,774
   Metal Products                              (30,630)               144,575
                                           -----------            -----------
      Operating Profit                       2,840,453              2,338,218
   General corporate expenses                 (868,981)              (645,567)
   Interest expense                           (276,397)              (346,519)
                                           -----------            -----------
                                           $ 1,695,075            $ 1,346,132


Note E - Stock-Based Compensation

The Company measures compensation expense related to stock-based compensation using the intrinsic value method. Accordingly, no stock-based employee compensation cost is reflected in net income if the exercise price of the option equals or exceeds the fair value of the stock on the date of grant.

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

                                           April 3, 2004         March 29, 2003
                                           -------------         --------------
  Risk free interest rate                      N/A                   2.78%
  Expected volatility                          N/A                   0.306
  Expected option life                         N/A                  5 years
  Weighted-average dividend yield              N/A                   3.1%

Assumptions are not applicable (N/A) because no options were granted in the first quarter of 2004.

THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

APRIL 3, 2004

Note E - Stock-Based Compensation - continued

                                                        THREE MONTHS ENDED
                                                April 3, 2004     March 29, 2003

  Net income, as reported                         $1,076,373           $953,377

  Deduct: Total stock-based employee
  -------
  compensation expense determined
  under fair value based method for all
  awards granted, net of related tax
  effects                                             (4,476)           (12,873)
                                                  ----------           --------
  Pro forma net income                            $1,071,897           $940,504
                                                  ==========           ========

  Earnings per share:
  Basic-as reported                                    $0.30              $0.26
  Basic-pro forma                                      $0.30              $0.26

  Diluted-as reported                                  $0.29              $0.26
  Diluted-pro forma                                    $0.29              $0.26


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

Note F - Recent Accounting Pronouncements

During the quarter, the Company adopted FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses when a company should consolidate an entity based on the variable interest model of FIN
46. It defines a variable interest entity ("VIEs") as those entities in which equity investors do not have the characteristics of a controlling financial interest or in which equity investors do not bear the residual economic risks. Upon adoption, FIN 46 did not have any impact on the Company's financial position and results of operations.

Note G - Legal Proceedings

The Company is currently a party to a patent infringement suit. Although management has determined this suit is without merit, the Company incurred approximately $115,000 of legal expenses in 2003, $165,000 of legal expenses in the first quarter of 2004 and expects to incur additional expenses in 2004 to defend itself.

There are no other legal proceedings, other than ordinary routine litigation incidental to the Company's business, or to which either the Company or any of its subsidiaries is a party or to which any of their property is the subject.

Note H - Debt

Effective January 4, 2004 The Company received approval from its financial institution to modify the basis of calculating its debt service covenant ratios from a rolling four-quarter test to a cumulative quarter test. The debt service covenant test will return to a rolling four-quarter test for the fiscal years beginning in 2005.
                                       -8-

THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

APRIL 3, 2004


Note I - Retirement Benefit Plans

  The Company has non-contributory defined benefit pension plans covering certain U.S. employees. Plan benefits are generally based upon age at retirement, years of service and, for its salaried plan, the level of compensation. The Company also sponsors unfunded nonqualified supplemental retirement plans that provide certain current and former officers with benefits in excess of limits imposed by federal tax law. The measurement date for the obligations disclosed below is September 30 of each year.

  The Company also provides health care and life insurance for retired salaried employees in the United States who meet specific eligibility requirements.

  Significant disclosures relating to these benefit plans for the first quarter of 2004 and 2003 follows:

                                                           Pension Benefits                     Postretirement Benefits
                                                           ----------------                     -----------------------
                                                       2004                 2003               2004                2003
                                                       ----                 ----               ----                ----
   Service cost                                    $ 294,255             $ 202,354           $ 44,086           $ 92,395
   Interest cost                                     571,589               383,756             77,016            180,168
   Expected return on plan assets                   (650,011)             (397,548)           (41,123)           (90,887)
   Transition obligation                             (51,099)              (37,600)                 0                  0
   Prior service cost                                 49,245                41,504            (11,433)           (27,708)
   Losses recognized                                  89,196                61,375            (29,362)           (82,155)
                                                   ---------             ---------           --------           --------
  Net periodic benefit cost                        $ 303,175             $ 253,841           $ 33,184           $ 71,813


  The Company's funding policy with respect to its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations. The Company was required to contribute $1,007,929 into its salaried plan and $194,123 into one of its hourly plans. The Company has paid all of the required contributions into the salaried plan as of March 15, 2004 and will make the minimum contribution into its hourly plan prior to filing its federal income tax return on September 15, 2004.

  On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. As of April 3, 2004, in accordance with FASB Staff Position No. FAS 106-1 any measures of the Accumulated Postretirement Benefit Obligation (APBO) or net periodic postretirement benefit cost in the financial statements do not reflect the effects of the Act on the plan. More specific authoritative guidance on the accounting of the federal subsidy is pending and, when issued, could require the company to change previously reported information.

  The Company has a contributory savings plan under Section 401(k) of the Internal Revenue Code covering substantially all U.S. non-union employees. The plan allows participants to make voluntary contributions of up to 100% of their annual compensation on a pretax basis, subject to IRS limitations. The plan provides for contributions by the Company at its discretion. The Company made contributions of $37,115 in the first quarter of 2004, and $34,508 in the first quarter of 2003.

ITEM 2                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------                    FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

The following discussion is intended to highlight significant changes in the Company's financial position and results of operations for the twelve weeks ended April 3, 2004. The interim financial statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended January 3, 2004 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

Certain statements set forth in this discussion and analysis of financial condition and results of operations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. They use such words as "may," "will," "expect," "believe," "plan" and other similar terminology. These statements reflect management's current expectations regarding future events and operating performance and speak only as of the date of this release. These forward-looking statements involve a number of risks and uncertainties and actual future results and trends may differ materially depending on a variety of factors including changing customer preferences, lack of success of new products, loss of customers, competition, increased raw material prices, problems associated with foreign sourcing of parts and products, changes within our industry segments, in the overall economy, litigation and legislation. In addition, terrorist threats and the possible responses by the U.S. government, the effects on consumer demand, the financial markets, the travel industry, the trucking industry and other conditions increase the uncertainty inherent in forward-looking statements. Forward-looking statements reflect the expectations of the Company at the time they are made, and investors should rely on them only as expressions of opinion about what may happen in the future and only at the time they are made. The Company undertakes no obligation to update any forward-looking statement. Although the Company believes it has an appropriate business strategy and the resources necessary for its operations, future revenue and margin trends cannot be reliably predicted and the Company may alter its business strategies to address changing conditions.

In addition, the Company makes estimates and assumptions that may materially affect reported amounts and disclosures. These relate to valuation allowances for accounts receivable and for excess and obsolete inventories, accruals for pensions and other postretirement benefits (including forecasted future cost increases and returns on plan assets), provisions for depreciation (estimating useful lives), and, on occasion, accruals for contingent losses.



Overview

During the first quarter of 2004 the Company experienced a 13.8% increase in sales as compared to the first quarter of 2003. The Industrial Hardware and the Security Products segments experienced a 26.8% and 10.4%, respectively, increase in sales during the period while the sales of the Metal Products segment declined 9.0% from the comparable quarter of 2003.

The Industrial Hardware sales increase came from both distributors and original equipment manufacturers (OEM's), as the result of a general improvement in the economy particularly in the manufacturing sector; sales increased to our service body OEM's, due to sales of our stainless steel paddles and our new PowerUp(TM) system; subcontractors for military vehicles, as the result of retrofitting the Humvee, 1 ton and 3/4 ton trucks with heavy duty rotary and paddle latches as the Army increases the armor on these vehicles; and class 8 truck market as this industry is experiencing significant growth requiring our hardware and sleeper boxes for Freightliner's Western Star tractor-trailer truck line.

The sales increase in the Security Products segment came as a result of increased sales of locks to computer manufactures such as IBM, Dell and Sun Micro Systems as we gain more market share from our competitors; increased sales to the travel industry as the result of the new SearchAlert(TM) lock recently introduced into the Transportation Security Administration's program for locking checked baggage at airports; industrial enclosures, and electro-mechanical timers serving the commercial laundry market as the result of the expanding economy and increasing market share from competitors.

Sales in the Metals Products segment were down in both the mining and contract casting product lines. Our proprietary mine roof anchors declined as the result of mining techniques requiring the use of fewer of our proprietary mine roof anchors, and sales of contract casting products were down as the result of moving away from low margin jobs. However the Company has recently signed a technical development contract with China University of Mining and Technology. The contract calls for the testing and appraisal of our proprietary mine roof anchors for use in underground coal mining in China. If initial laboratory test results prove positive the second phase calls for field testing in one of China's largest coal mines.

The Company is experiencing or has been notified of cost increases, in the majority of material it uses such as steel, zinc and brass, with price increases ranging from 20% to 50%. The Company intends to pass on to our customers where possible these increases. Currently, there is no indication that the Company will not be able to obtain all the materials that it requires.

Cash flow in the first quarter of 2004 has tightened as the Company has experienced an increase in sales resulting in the need for additional working capital, primarily due to timing of accounts receivable collections. The Company's line of credit, along with controlling discretionary expenditures should provide sufficient cash flow to meet all existing obligations.

A more detailed analysis of the Company's results of operations and financial condition follows:


Results of Operations

The following table sets forth, for the periods indicated, selected Company statement of operations data expressed as a percentage of net sales.


                                                    Three Months Ended
                                           April 3, 2004         March 29, 2003
  Net sales                                   100.0%                  100.0%
  Cost of products sold                        75.0%                   74.5%
                                              -----                   -----
  Gross margin                                 25.0%                   25.5%

  Selling and administrative expense           17.0%                   17.7%
  Interest expense                              1.1%                    1.6%
  Other (income) expense                        0.0%                  (0.1%)
                                              -----                   -----
  Income before income taxes                    6.9%                    6.2%
  Income taxes                                  2.5%                    1.8%
                                              -----                   -----

  Net Income                                    4.4%                    4.4%
                                              =====                   =====


  Net income for the first quarter of 2004 was $1,076,400 or $.29 per diluted share on sales of $24.6 million compared to net income of $953,000 or $.26 per diluted share on sales of $21.6 million in the first quarter of 2003.

  Sales for the first quarter 2004 were up 13.8% compared to the same period a year ago. New product sales contributed 4% while the volume of existing products increased 10.3%. Prices decreased .5% in the first quarter due to some price concessions given in order to maintain customer accounts. However, the Company intends to institute selective price increases in the second quarter in order to recover the increasing cost of material the Company is experiencing.

  The Industrial Hardware segment's first quarter sales were up 26.8% compared to the first quarter of 2003. New product sales increased 5.9%, volume of existing products increased 22.7% and prices were down 1.8%. New products include the PowerUp(TM) system and power rotary locks. Sales of "sleeper boxes" for the class 8 truck market were up 62.9%. The Company anticipates continued sales improvement in the Industrial Hardware segment throughout 2004.

  Our Eastern Industrial (Shanghai) Ltd., manufacturing facility located in Shanghai, China has just begun to produce products for our U.S and Canadian affiliates. This subsidiary will be instrumental in helping us to remain price competitive in North America and will open up the possibility to more effectively pursue global markets. In addition to producing fabricated metal products, it will include plastic injection molding capability. It will also serve as a sourcing center for products that do not compete directly against our North American based operations.

  The Security Products segment's sales were up 10.4% in the first quarter 2004 as compared to the first quarter of 2003. New product sales increased 3.6% and sales volume of existing products increased 6.8%. Sales of new products consisted of the SearchAlert(TM) luggage lock and a remote keyless entry system for the automotive accessory market.

  The Metal Products segment's sales were down 9.0% in the first quarter of 2004 as compared to the first quarter of 2003. Volume of existing products decreased by 10.7% offset by an increase of 1.7% in prices. Sales of our contract casting products for use in the commercial and industrial construction industry decreased 7.8% and sales of our proprietary mine roof support anchors were down 9.6% for the first quarter of 2004 as compared to the first quarter of 2003. Sales are expected to remain below prior year levels throughout 2004.

  Gross margin as a percentage of sales for the three months ended April 3, 2004 was 25.0% compared to 25.5% in the comparable period a year ago. The decrease in gross margin in the first quarter is primarily the result of product mix, some price erosion, decreased sales volume in the metal products segment, which resulted in lower plant utilization, higher raw material prices, operating inefficiencies experienced with the training of new workers in the Industrial Hardware segment as it prepared for increased production activities.

  Selling and administrative expenses were up 9.2% or $352,000 for the first quarter of 2004 as compared to the same periods a year ago. The increase was due in large part to our new manufacturing facility in Shanghai which added $184,000 of start-up expenses and a patent infringement suit which added an additional $165,000 of legal expenses.

  Interest expense decreased by $70,100 or 20.2% for the first quarter of 2004 as compared to the same periods in 2003. This decrease in interest expense was due to the lower level of debt in the current period.

  Earnings before income taxes for the three months ended April 3, 2004 were up $348,900 or 25.9% as compared to the same periods of 2003. The Industrial Hardware segment was up 34.3% or $385,700, the Security Products segment was up $291,700 or 27.3% and the Metal Products segment was down $175,200 or 121.2% as compared to the first quarter of 2003. The increases in the Industrial Hardware and Security Products segments reflect the general overall increase in the economy in the first quarter of 2004, increased market share and the introduction of new products. The Metal Products segment loss is the result of the continued decline in the use of our proprietary mine roof anchors in the North American mining industry as new mining technology continues to reduce the need for our products.

  The effective tax rate of 36.5% for the first quarter is higher compared to the 29.2% for the first quarter of 2003. The increase in the effective tax rate is the result of the Company deriving a higher percentage of its earnings from countries with higher effective tax rates.

 Liquidity and Sources of Capital

  The Company used $429,300 from operations for the first three months of 2004 compared to $1,487,800 provided from operations for the same period in 2003. The decrease in cash flows was the result of increases in the level of sales at all segments and the associated timing differences for collections of accounts receivable and payments of liabilities and changes in inventories. Cash flow from operations coupled with cash on hand at the beginning of the year was sufficient to fund capital expenditures, debt service, contributions to the Company's pension plans, and dividend payments.

  Additions to property, plant and equipment were $638,300 during the first three months of 2003 versus $312,000 for the comparable period in the prior year. Total capital expenditures for 2004 are expected to be in the range of $2.0 million to $3.0 million.

  Total inventories as of April 3, 2004 were $16.8 million or $154,000 lower than year end 2003. The inventory turnover ratio of 4.4 turns at the end of the first quarter was higher than both the prior year first quarter of 4.0 turns and the year end 2003 ratio of 4.1 turns. Accounts receivable increased by $2.3 million from year end 2003, primarily due to increased sales volume. The average days sales in accounts receivable for the first quarter of 2004 was 49 days compared to 47 days in the first quarter of 2003 and 48 days at year end 2003.

  Cash flow from operating activities and funds available under the revolving credit portion of the Company's loan agreement are expected to be sufficient to cover future foreseeable working capital requirements.

  The Company requested and received approval from its financial institution to modify the basis of calculating its debt service covenant ratios from a rolling four-quarter test to a cumulative quarter test effective for the periods beginning January 4, 2004. The debt service covenant test will return to a rolling four-quarter test for the fiscal years beginning in 2005. This modification to the debt service covenants will provide the Company more flexibility within its capital expenditure programs.

ITEM 3            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------            ----------------------------------------------------------

  There have been no material changes in market risk from what was reported in the 2003 Annual Report on Form 10-K.

ITEM 4            CONTROLS AND PROCEDURES
------            -----------------------

  Evaluation of Disclosure Controls and Procedures

  An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report based on such evaluation.

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

  Changes in Internal Controls

  During the period covered by this report there have been no significant changes in the Company's internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect the Company's internal controls.



PART II                      OTHER INFORMATION


ITEM 1            LEGAL PROCEEDINGS -
------            -------------------

        The Company is currently a party to a patent infringement suit. Although management has determined this suit is without merit, the Company incurred approximately $115,000 of legal expenses in 2003, $165,000 in the first quarter of 2004 and expects to incur additional expenses in 2004 to defend itself.

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



ITEM 2            CHANGES IN SECURITIES AND USE OF PROCEEDS
------            -----------------------------------------
                  None


ITEM 3            DEFAULTS UPON SENIOR SECURITIES
                  None


ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------            ---------------------------------------------------

                  The Registrant held its Annual Meeting of the Stockholders at The Eastern Company, Naugatuck, Connecticut on Wednesday, the twenty-eighth day of April 2004. The matters voted on and the voting results were:

                                                                         FOR               AGAINST            ABSTENTION
                  1)      Election of Charles W. Henry
                          as a director for a three-year
                          term expiring in the year 2007:             2,989,240             29,789

                          Continuing Directors:
                              Leonard F. Leganza
                              John W. Everets
                              David C. Robinson
                              Donald S. Tuttle III

                  2)      Appointment of Ernst & Young LLP as
                          independent auditors:                       3,007,662              8,251              3,115


ITEM 5            OTHER INFORMATION
------            -----------------
                  None

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K
-------           --------------------------------

                  (a) 31 Certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                       32 Certifications pursuant to Rule 13a-14(b) and 18 USC 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                       99(1) The Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 2004 is incorporated herein by reference.

                  (b) 99(2) Form 8-K filed on April 28, 2004 setting forth the press release reporting the Company's earnings for the quarter ended April 3, 2004 is incorporated herein by reference.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE EASTERN COMPANY
                                        (Registrant)


DATE:  May 3, 2004                   /s/Leonard F. Leganza
       -----------                   ---------------------
                                        Leonard F. Leganza
                                        President and Chief Executive Officer



DATE:  May 3, 2004                   /s/John L. Sullivan, III
       -----------                   ------------------------
                                        John L. Sullivan, III
                                        Vice President, Secretary and Treasurer