Form 10-Q
period 2004-07-03
EASTERN CO
filed 2004-08-04
CIK 31107

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                            PERIOD ENDED July 3, 2004
                 OR[ ] TRANSITION REPORT PURSUANT TO SECTION 13

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

                                  Yes-- No X .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                            Outstanding as of July 3, 2004
             -----                            ------------------------------
    Common Stock, No par value                          3,630,958

                            PART I

                    FINANCIAL INFORMATION

             THE EASTERN COMPANY AND SUBSIDIARIES
  ITEM I    CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

  ASSETS
                                                                  July 3, 2004               January 3, 2004
                                                                  ------------               ---------------
  CURRENT ASSETS
  Cash and cash equivalents                                      $   4,209,841                $   4,896,816
  Accounts receivable, less allowances:
  2004 - $311,000; 2003 - $302,000                                  13,490,143                   11,036,760
  Inventories                                                       17,260,369                   16,926,548
  Prepaid expenses and other                                         1,618,047                    1,642,513
  Deferred income taxes                                                362,700                      462,700
                                                                 -------------                -------------
  Total Current Assets                                              36,941,100                   34,965,337
  --------------------

  Property, plant and equipment                                     43,872,825                   42,819,165
  Accumulated depreciation                                         (19,487,193)                 (17,888,740)
                                                                 -------------                -------------
                                                                    24,385,632                   24,930,425

  Goodwill and trademarks                                           10,492,026                   10,687,373
  Patents, technology and licenses, less accumulated
       amortization                                                  1,922,434                    1,877,408
  Intangible pension asset                                             964,592                      964,592
  Prepaid pension cost                                               1,158,716                    1,192,281
                                                                 -------------                -------------

     TOTAL ASSETS                                                $  75,864,500                $  74,617,416
                                                                 =============                =============

  LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES
  Accounts payable                                               $   6,711,069                $   4,246,633
  Accrued compensation                                               1,658,704                    1,782,408
  Other accrued expenses                                             1,314,056                    2,034,918
  Current portion of long-term debt                                  3,904,653                    2,007,273
                                                                 -------------                -------------
  Total Current Liabilities                                         13,588,482                   10,071,232
  -------------------------

  Deferred federal income taxes                                      1,243,264                    1,243,264
  Long-term debt, less current portion                              12,611,070                   15,814,669
  Accrued postretirement benefits                                    2,302,295                    2,384,770
  Accrued rate swap obligation                                         330,688                      580,055
  Accrued pension obligation                                         4,015,858                    4,015,858

  Shareholders' Equity
  Preferred Stock, no par value
     Authorized shares - 2,000,000
     (No shares issued)
  Common Stock, no par value:
     Authorized Shares - 25,000,000
     Issued and outstanding shares:
       2004-3,630,958;  2003-3,616,039
       excluding 1,680,342 in 2004 and 1,680,342 in
       2003 shares held in treasury                                    876,258                      664,949
  Accumulated other comprehensive (loss):
      Foreign currency translation                                    (301,759)                    (166,295)
      Additional minimum pension liability, net of taxes            (4,049,886)                  (4,049,886)
      Derivative financial instruments, net of taxes                  (198,688)                    (348,055)
                                                                 -------------                -------------
                                                                    (4,550,333)                  (4,564,236)

  Retained earnings                                                 45,446,918                   44,406,855
                                                                 -------------                -------------

     TOTAL SHAREHOLDERS' EQUITY                                     41,772,843                   40,507,568
                                                                 -------------                -------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $  75,864,500                $  74,617,416
                                                                 =============                =============

  See accompanying notes.

                      THE EASTERN COMPANY AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                            Six Months Ended                              Three Months Ended
                                                      7/3/04                6/28/03                  7/3/04               6/28/03
                                                    ---------              ---------               ---------             ---------
  Net sales                                        $49,863,172           $43,181,825              $25,297,964          $21,591,111

  Cost of products sold                             37,678,125            32,409,625               19,248,063           16,318,446
                                                   -----------           -----------              -----------          -----------
                                                    12,185,047            10,772,200                6,049,901            5,272,665

  Selling and administrative expenses                8,719,356             7,293,196                4,547,870            3,473,743

  Interest expense                                     545,568               669,091                  269,171              322,572

  Other income                                          (9,860)              (25,818)                  (2,048)             (13,249)
                                                   -----------           -----------              -----------          -----------

  INCOME BEFORE INCOME TAXES                         2,929,983             2,835,731                1,234,908            1,489,599

  Income taxes                                       1,092,884               945,666                  474,182              552,911
                                                   -----------           -----------              -----------          -----------

  NET INCOME                                       $ 1,837,099           $ 1,890,065              $   760,726          $   936,688
                                                   ===========           ===========              ===========          ===========


  Net income per share:
     Basic                                           $    0.51             $    0.52                $    0.21            $    0.26
     Diluted                                         $    0.49             $    0.52                $    0.20            $    0.26

  Cash dividends per share                           $    0.22             $    0.22                $    0.11            $    0.11



  See accompanying notes.

                      THE EASTERN COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                           Six Months Ended

                                                                 July 3, 2004           June 28, 2003
                                                                 ------------           -------------
  OPERATING ACTIVITIES:
    Net income                                                   $ 1,837,099             $ 1,890,065
    Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                               1,796,237               1,840,656
       Gain on sales of equipment and other assets                    (3,487)                     -
       Postretirement benefits other than pensions                   (82,475)                 36,792
       Provision for doubtful accounts                                 5,438                  66,315
       Issuance of Common Stock for directors' fees                   39,010                  49,189
       Changes in operating assets and liabilities:
         Accounts receivable                                      (2,664,889)               (391,352)
         Inventories                                                (396,463)               (752,313)
         Prepaid expenses and other                                   10,563                 471,293
         Prepaid pension cost                                        223,825                 (24,062)
         Accounts payable                                          2,301,548                (413,884)
         Other accrued expenses                                     (647,530)               (460,712)
         Other assets                                                (49,651)                (72,502)
                                                                 -----------             -----------
                NET CASH PROVIDED BY OPERATING ACTIVITIES          2,369,225               2,239,485

  INVESTING ACTIVITIES:
      Purchases of property, plant, and equipment                 (1,129,434)               (742,674)
      Proceeds from sale of equipment                                  3,487                      -
      Other                                                               -                   33,307
                                                                 -----------             -----------
                NET CASH USED BY INVESTING ACTIVITIES             (1,125,947)               (709,367)

  FINANCING ACTIVITIES:
    Principal payments on long-term debt                          (1,306,028)             (1,307,505)
    Proceeds from sale of Common Stock                               172,300                      -
    Purchases of Common Stock for treasury                                -                 (317,395)
    Dividends paid                                                  (797,036)               (798,185)
                                                                 -----------             -----------
               NET CASH USED BY FINANCING ACTIVITIES              (1,930,764)             (2,423,085)

  Effect of exchange rate changes on cash                                511                  12,463
                                                                 -----------             -----------


  NET CHANGE IN CASH AND CASH EQUIVALENTS                           (686,975)               (880,504)
  Cash and Cash Equivalents at Beginning of Period                 4,896,816               5,939,232
                                                                 -----------             -----------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 4,209,841             $ 5,058,728
                                                                 ===========             ===========

                   THE EASTERN COMPANY AND SUBSIDIARIES

  CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)



                                                                    Six Months Ended                          Three Months Ended

                                                            July 3, 2004      June 28, 2003        July 3, 2004      June 28, 2003
                                                            ------------      -------------        ------------      -------------

  Net income                                                 $ 1,837,099      $ 1,890,065            $ 760,726         $   936,688
  Other comprehensive income --
     Foreign currency translation                               (135,464)         708,602             (166,194)            531,344
     Change in fair value of derivative financial
       instruments, net of income tax expense:
          2004 - ($100,000) and ($59,000) respectively;          149,367                                88,924
          2003 - ($78,000) and $(38,000) respectively;                            116,396                                   55,829
     Unrealized holding gain on investment in
       common stock, net of income tax expense
          2003 - ($25,700) and ($40,000) respectively;                -            39,071                   -               60,639
                                                             -----------      -----------            ---------         -----------



  Comprehensive income                                       $ 1,851,002      $ 2,754,134            $ 683,456         $ 1,584,500
                                                             ===========      ===========            =========         ===========




  See accompanying notes.

THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 3, 2004



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


Note B - Earnings Per Share

The denominators used in the earnings per share computations follow:

                                                            Six Months Ended               Three Months Ended
                                                    July 3, 2004   June 28, 2003     July 3, 2004  June  28, 2003
                                                    ------------   -------------     ------------  --------------
  Basic:
      Denominator for basic earnings per share       3,622,926         3,627,807           3,628,818        3,625,310
                                                     =========         =========           =========        =========

  Diluted:
      Weighted average shares outstanding            3,622,926         3,627,807           3,628,818        3,625,310
      Dilutive stock options                           103,095             2,602             109,488            5,204
                                                     ---------         ---------           ---------        ---------
      Denominator for diluted earnings per share     3,726,021         3,630,409           3,738,306        3,630,514
                                                     =========         =========           =========        =========


Note C - Inventories

The components of inventories follow:

                                             July 3, 2004       January 3, 2004
                                             ------------       ---------------
Raw materials and component parts            $  8,854,569        $  8,687,003
Work in process                                 4,194,270           4,112,625
Finished goods                                  4,211,530           4,126,920
                                             ------------        ------------
                                             $ 17,260,369        $ 16,926,548
                                             ============        ============

THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 3, 2004


Note D - Segment Information

Segment financial information follows:

                                               SIX MONTHS ENDED                           THREE MONTHS ENDED
                                       July 3, 2004      June 28, 2003               July 3, 2004       June 28, 2003
                                       ------------      -------------               ------------       -------------
Revenues:
   Sales to unaffiliated customers:
      Industrial Hardware               $22,155,810       $17,066,514                $11,243,606         $ 8,461,310
       Security Products                 21,098,894        18,861,109                 10,633,178           9,379,421
      Metal Products                      6,608,468         7,254,202                  3,421,180           3,750,380
                                        -----------       -----------                -----------         -----------
                                        $49,863,172       $43,181,825                $25,297,964         $21,591,111
                                        ===========       ===========                ===========         ===========

Income Before Income Taxes:
   Industrial Hardware                  $ 2,651,398       $ 2,197,375                $ 1,141,816         $ 1,073,507
   Security Products                      2,102,682         2,160,267                    741,181           1,090,493
   Metal Products                           170,402           270,842                    201,032             126,267
                                        -----------       -----------                -----------         -----------
      Operating Profit                    4,924,482         4,628,484                  2,084,029           2,290,267
   General corporate expenses            (1,448,931)       (1,123,662)                  (579,950)           (478,096)
   Interest expense                        (545,568)         (669,091)                  (269,171)           (322,572)
                                        -----------       -----------                -----------         -----------
                                        $ 2,929,983       $ 2,835,731                $ 1,234,908         $ 1,489,599
                                        ===========       ===========                ===========         ===========


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

                                           July 3, 2004         June 28, 2003
                                           ------------         -------------

  Risk free interest rate                      N/A                    2.27
  Expected volatility                          N/A                    3.07
  Expected option life                         N/A                  5 years
  Weighted-average dividend yield              N/A                   3.1%

 Assumptions are not applicable (N/A) because no options were granted in 2004.

THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 3, 2004

Note E - Stock-Based Compensation - continued

                                                            SIX MONTHS ENDED                         THREE MONTHS ENDED
                                                   July 3, 2004           June 28, 2003      July 3, 2004        June 28, 2003
                                                   ------------           -------------      ------------        -------------

  Net income, as reported                           $1,837,099              $1,890,065          $760,726             $936,688

  Deduct: Total stock-based employee
  -------
  compensation expense determined
  under fair value based method for all
  awards granted, net of related tax
  effects                                               (8,952)                (25,746)           (4,476)             (12,873)
                                                    ----------              ----------          --------             --------
  Pro forma net income                              $1,828,147              $1,864,319          $756,250             $923,815
                                                    ==========              ==========          ========             ========

  Earnings per share:
  Basic-as reported                                   $   0.51                 $  0.52            $ 0.21               $ 0.26
  Basic-pro forma                                     $   0.50                 $  0.51            $ 0.21               $ 0.25

  Diluted-as reported                                 $   0.49                 $  0.52            $ 0.20               $ 0.26
  Diluted-pro forma                                   $   0.49                 $  0.51            $ 0.20               $ 0.25

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

Note F - Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which was revised in December 2003 ("FIN No. 46-R"). This new rule requires that companies consolidate a variable interest entity if the company is subject to a majority of the risk of loss from the variable interest entity's activities and/or is entitled to receive a majority of the entity's residual returns. The provisions of FIN No. 46-R currently were required to be applied as of the end of the first reporting period after March 15, 2004 for the variable interest entities in which the company holds a variable interest that it acquired on or before January 31, 2003. The adoption of FIN No. 46-R did not have any impact to the financial position or results of operations of the Company.

Note G - Legal Proceedings

The Company is currently a party to a patent infringement suit. Although management has determined this suit is without merit, the Company incurred approximately $115,000 of legal expenses in 2003, and $164,000 and $329,000 of legal expenses in the second quarter and first six months of 2004, respectively, and expects to incur additional expenses until this matter is resolved. Subsequent to the close of the 2004 second quarter, the Company reached a mediated potential settlement of $400,000, which was recorded as a charge to earnings in the second quarter 2004. The legal expenses combined with the potential settlement resulted in charges to earnings net of taxes of $348,000 or $0.09 per diluted share in the second quarter and $457,000 or $0.12 per diluted share in the six month period.

There are no other legal proceedings, other than ordinary routine litigation incidental to the Company's business, to which either the Company or any of its subsidiaries is a party or to which any of their property is the subject.

THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 3, 2004



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

  Significant disclosures relating to these benefit plans for the second quarter and first six months of Fiscal 2004 and 2003 follow:

                                                                                Pension Benefits
                                                             Six Months Ended                         Three Months Ended
                                                    July 3, 2004        June 28, 2003        July 3, 2004         June 28, 2003
                                                    ------------        -------------        ------------         -------------
   Service cost                                     $  590,160            $  451,840         $  295,905            $  249,486
   Interest cost                                     1,142,757               834,044            571,168               450,288
   Expected return on plan assets                   (1,299,371)             (875,456)          (649,360)             (477,908)
   Transition obligation                              (102,197)              (80,342)           (51,098)              (42,742)
   Prior service cost                                   98,490                86,556             49,245                45,052
   Losses recognized                                   176,224               135,732             87,028                74,357
                                                    ----------            ----------         ----------            ----------
   Net periodic benefit cost                        $  606,063            $  552,374         $  302,888            $  298,533
                                                    ==========            ==========         ==========            ==========


                                                                             Postretirement Benefits
                                                             Six Months Ended                         Three Months Ended
                                                    July 3, 2004        June 28, 2003        July 3, 2004         June 28, 2003
                                                    ------------        -------------        ------------         -------------
   Service cost                                     $   58,031            $  162,568         $   13,945            $   70,173
   Interest cost                                        88,496               165,815             17,480               (14,353)
   Expected return on plan assets                      (51,920)              (83,649)           (10,797)                7,238
   Transition obligation                                     0                     0                  0                     0
   Prior service cost                                  (20,924)              (25,501)            (9,491)                2,207
   Losses recognized                                   (34,876)              (75,612)            (5,514)                6,543
                                                    ----------            ----------         ----------            ----------
   Net periodic benefit cost                        $   38,807            $  143,621         $    5,623            $   71,808
                                                    ==========            ==========         ==========            ==========

THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 3, 2004



Note I - Retirement Benefit Plans - continued

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

  On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. As of July 3, 2004, in accordance with FASB Staff Position No. FAS 106-1 any measures of the Accumulated Postretirement Benefit Obligation (APBO) or net periodic postretirement benefit cost in the financial statements do not reflect the effects of the Act on the plan. More specific authoritative guidance on the accounting of the federal subsidy is pending and, when issued, could require the company to change previously reported information.

  The Company has a contributory savings plan under Section 401(k) of the Internal Revenue Code covering substantially all U.S. non-union employees. The plan allows participants to make voluntary contributions of up to 100% of their annual compensation on a pretax basis, subject to IRS limitations. The plan provides for contributions by the Company at its discretion. The Company made contributions of $38,578 and $75,692 in the second quarter and first six months of 2004 respectively, and $36,897 and $71,405 in the second quarter and first six months of 2003, respectively.

ITEM 2              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

The following discussion is intended to highlight significant changes in the Company's financial position and results of operations for the twenty-six weeks ended July 3, 2004. The interim financial statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended January 3, 2004 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

Certain statements set forth in this discussion and analysis of financial condition and results of operations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. They use such words as "may," "will," "expect," "believe," "plan" and other similar terminology. These statements reflect management's current expectations regarding future events and operating performance and speak only as of the date of this release. These forward-looking statements involve a number of risks and uncertainties and actual future results and trends may differ materially depending on a variety of factors including changing customer preferences, lack of success of new products, loss of customers, competition, increased raw material prices, problems associated with foreign sourcing of parts and products, changes within our industry segments and in the overall economy, litigation and legislation. In addition, terrorist threats and the possible responses by the U.S. government, the effects on consumer demand, the financial markets, the travel industry, the trucking industry, the mining industry and other conditions increase the uncertainty inherent in forward-looking statements. Forward-looking statements reflect the expectations of the Company at the time they are made, and investors should rely on them only as expressions of opinion about what may happen in the future and only at the time they are made. The Company undertakes no obligation to update any forward-looking statement. Although the Company believes it has an appropriate business strategy and the resources necessary for its operations, future revenue and margin trends cannot be reliably predicted and the Company may alter its business strategies to address changing conditions.

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

Overview

During the second quarter of 2004 the Company experienced a 17.2% increase in sales as compared to the second quarter of 2003. The Industrial Hardware and the Security Products segments experienced a 32.9% and 13.4%, respectively, increase in sales during the period while the sales of the Metal Products segment declined 8.8% from the comparable quarter of 2003. Sales for the first half of 2004 were up 15.5% compared to the same period a year ago. The Industrial Hardware and the Security Products segments experienced increases in sales of 29.8% and 11.9%, respectively, while the sales of the Metal Products segment declined 8.9% as compared to the first half of 2003.

The Industrial Hardware sales increase came from our distributor network and original equipment manufacturers (OEM's), as the result of a general improvement in the manufacturing sector of the economy. Sales increased to our service body OEM's, due to increased sales of our stainless steel paddles and our new PowerUp(TM) system; to subcontractors for military vehicles for retrofitting the Humvee, 1 ton and 3/4 ton trucks, with heavy duty rotary and paddle latches as the Army increases the armor on these vehicles; and to the class 8 truck market which is experiencing significant growth and which has increased the requirements for our hardware and sleeper boxes, particularly for Freightliner's Western Star tractor-trailer line of trucks.

The sales increase in the Security Products segment came as a result of increased sales of locks to computer manufacturers such as IBM, Dell and Sun Micro Systems as we gain more market share from our competitors; increased sales to the travel industry as the result of the introduction of our new SearchAlert(TM) lock which was recently introduced into the Transportation Security Administration's program for locking checked baggage at airports; industrial enclosures; smart card systems serving the commercial laundry market; and increasing market share from competitors.

Sales in the Metals Products segment were lower in mine roof products and up in contract casting products for both the second quarter and first half of 2004 compared to the 2003 periods. Our proprietary mine roof anchors declined as the result of mining techniques where fewer of our proprietary mine roof anchors are required, and sales of contract casting products were up as the result of increased orders from one customer. The Company has signed a technical development contract with China University of Mining and Technology. The contract calls for the testing and appraisal of our proprietary mine roof anchors for use in underground coal mining in China. The project is currently in the testing phase.

The Company is experiencing or has been notified of cost increases affecting the majority of material it uses such as steel, zinc and brass, with cost increases ranging from 20% to 50%, amounting to $356,000 or $0.10 per diluted share in the second quarter of 2004 and $550,000 or $0.15 per diluted in the six month period. The Company intends to pass these increases on to our customers where possible. Currently, there is no indication that the Company will not be able to obtain all the materials that it requires.

Cash flow in the second quarter of 2004 was improved over the first quarter and comparable to the second quarter of 2003. The Company's line of credit, along with controlling discretionary expenditures, should provide sufficient cash flow to meet all existing obligations.

A more detailed analysis of the Company's results of operations and financial condition follows:


Results of Operations

The following table sets forth, for the periods indicated, selected Company statement of operations data expressed as a percentage of net sales.


                                                  Six Months Ended                      Three Months Ended
                                                  ----------------                      ------------------
                                        July 3, 2004       June 28, 2003          July 3, 2004      June 28, 2003
                                        ------------       -------------          ------------      -------------
  Net sales                                  100.0%             100.0%              100.0%              100.0%
  Cost of products sold                       75.6%              75.1%               76.1%               75.6%
                                              -----              -----               -----               -----
  Gross margin                                24.4%              24.9%               23.9%               24.4%

  Selling and administrative expense          17.4%              16.9%               17.9%               16.1%
  Interest expense                             1.1%               1.5%                1.1%                1.5%
  Other (income) expense                       0.0%              (0.1%)              (0.0%)              (0.1%)
                                               ----              ------              ------              ------
  Income before income taxes                   5.9%               6.6%                4.9%                6.9%
  Income taxes                                 2.2%               2.2%                1.9%                2.6%
                                               ----               ----                ----                ----

  Net Income                                   3.7%               4.4%                3.0%                4.3%
                                               ====               ====                ====                ====

  Net income for the second quarter of 2004 was $760,726 or $.20 per diluted share on sales of $25.3 million compared to net income of $936,688 or $.26 per diluted share on sales of $21.6 million in the second quarter of 2003. Net income for the first six months of 2004 was $1,837,099 or $.49 per diluted share on sales of $49.9 million compared to net income of $1,890,065 or $.52 per diluted share on sales of $43.2 million in the 2003 period.

  Sales for the second quarter 2004 were up 17.2% compared to the same period a year ago. New product sales contributed 3.4%, sales volume of existing products increased 13.2% and prices increased 0.6% in the second quarter. The Company instituted selective price increases in the second quarter in order to recover the increasing cost of material the Company is experiencing. Sales for the first half of 2004 were up 15.5% compared to the same period a year ago. Sales volume of existing products was up 11.7% and new product sales were up 3.7%, while prices increased 0.1%.

  The Industrial Hardware segment's second quarter sales were up 32.9% compared to the second quarter of 2003. New product sales increased 0.9%, sales volume of existing products increased 30.5% and prices were up 1.5%. New products include a slam latch assembly and rotary lock with a hard case, both of which are used in the truck accessory market. Sales of "sleeper boxes" for the class 8 truck market were up 44.7%. For the first half of 2004, sales were up 29.8% compared to the same period in 2003. New product sales increased 3.4%, sales volume of existing products increased 26.6% and prices were down 0.2%. The Company anticipates continued sales improvement in the Industrial Hardware segment throughout 2004.

  Our Eastern Industrial (Shanghai) Ltd., manufacturing facility located in Shanghai, China has been very active fulfilling quotation requests from the Company's sales networks. In addition, we have begun production of a variety of metal and plastic products for our U.S. and Canadian affiliates. This subsidiary will be instrumental in helping us to remain price competitive in North America and will open up the possibility to more effectively pursue global markets, including marketing the Company's products directly in China.

  The Security Products segment's sales were up 13.4% in the second quarter of 2004 as compared to the second quarter of 2003. New product sales increased 7.1% and sales volume of existing products increased 6.3%. Sales of new products included the SearchAlert(TM) luggage lock and a remote keyless entry system and a snap-in lock for the automotive accessory market. For the first half of 2004, sales were up 11.9% compared to the same period in 2003. New product sales increased 5.3% and sales volume of existing products increased 6.5%. The Company anticipates continued sales improvement in the Security Products segment throughout 2004.

  The Metal Products segment's sales were down 8.8% in the second quarter of 2004 as compared to the second quarter of 2003, due to lower sales volume of existing products. Sales of our contract casting products for use in the commercial and industrial construction industry increased 9.0% and sales of our proprietary mine roof support anchors were down 17.1% for the second quarter of 2004 as compared to the second quarter of 2003. The increase in sales of contract castings during the second quarter was due to increased orders from one customer, while sales of mine roof support anchors continue to be negatively affected by the changes in mining techniques and surface mining requiring fewer roof support anchors. However, the demand for steel has created an increase in demand for metallurgical coal, which is mined underground and which may result in increased demand for our roof support anchors. For the first half of 2004, sales were down 8.9% compared to the same period in 2003. Sales volume of existing products decreased by 9.7% and prices increased by 0.8%. Sales of our contract casting products for use in the commercial and industrial construction industry increased 1.0% and sales of our proprietary mine roof support anchors were down 13.4% for the first six months of 2004 as compared to the first six months of 2003. Sales are expected to remain below prior year levels throughout 2004.

  Gross margin as a percentage of sales for the three and six month periods ended July 3, 2004 was 23.9% and 24.4%, respectively, compared to 24.4% and 24.9% in the comparable periods a year ago. The decrease in gross margin in the second quarter is primarily the result of product mix, decreased sales volume in the metal products segment which resulted in lower plant utilization, higher raw material prices and operating inefficiencies experienced with the training of new workers in the Industrial Hardware segment as it prepared for increased production activities.

  Selling and administrative expenses were up 30.9% or $1.1 million for the second quarter of 2004 and up 19.6% or $1.4 million for the first six months of 2004 as compared to the same periods a year ago. The increase was due in large part to our new manufacturing facility in Shanghai which required start-up expenses of $166,000 and $350,000 in the three and six month periods, respectively, and a patent infringement suit which in the three and six month periods increased the Company's legal expenses by $164,000 and $329,000, respectively, plus a $400,000 provision to settle this suit through mediation.

  Interest expense decreased by $53,400 or 16.6% for the second quarter of 2004 and decreased by $123,500 or 18.5% for the first half of 2004 as compared to the same periods in 2003. This decrease in interest expense was due to the lower levels of debt in the current periods.

  Earnings before income taxes for the three months ended July 3, 2004 was down $254,700 or 17.1% and for the six months ended July 3, 2004 was up $94,300 or 3.3% as compared to the same periods of 2003. The Industrial Hardware segment was up 6.4% or $68,300, the Security Products segment was down $349,300 or 32.0% and the Metal Products segment was up $74,800 or 59.2% as compared to the second quarter of 2003. For the first half of 2004, the Industrial Hardware segment was up 20.7% or $454,000, the Security Products segment was down $57,600 or 2.7% and the Metal Products segment was down $100,400 or 37.1% as compared to the same period of 2003. The increases in the Industrial Hardware segment reflect the general overall improvement in the economy in 2004, increased market share and the introduction of new products. The overall decrease in the Security Products segment was mainly due to legal fees and the proposed settlement of a patent infringement suit mentioned above, offset by increases created by the general overall improvement in the economy in 2004, increased market share and the introduction of new products. The Metal Products segment decrease is the result of the continued decline in the use of our proprietary mine roof anchors in the North American mining industry as new mining technology continues to reduce the need for that product.

  The effective tax rate of 37.3% for the first six months is higher than the 33.3% for the same period in 2003. The increase in the effective tax rate is the result of the Company deriving a higher percentage of its earnings from countries with higher effective tax rates.

 Liquidity and Sources of Capital

  The Company provided $2,369,200 from operations for the first six months of 2004 compared to $2,239,500 provided from operations for the same period in 2003. These amounts reflect the net income earned by the Company during those periods adjusted for non-cash charges and changes in working capital which relate, primarily, to the timing of payments or receipts of current assets and current liabilities. Cash flow from operations coupled with cash on hand at the beginning of the year was sufficient to fund capital expenditures, debt service, contributions to the Company's pension plans, and dividend payments.

  Additions to property, plant and equipment were $1,129,400 during the first six months of 2004 versus $742,700 for the comparable period in 2003. Total capital expenditures for 2004 are expected to be in the range of $2.0 million to $3.0 million.

  Total inventories as of July 3, 2004 were $17.3 million or $334,000 higher than at the end of Fiscal 2003. The inventory turnover ratio of 4.4 turns at the end of the second quarter was higher than both the prior year second quarter of 3.8 turns and the year end 2003 ratio of 4.1 turns. Accounts receivable increased by $2.5 million from year end 2003, primarily due to increased sales volume. The average days sales in accounts receivable for the second quarter of 2004 was 49 days compared to 48 days in the second quarter of 2003 and 48 days at the end of Fiscal 2003.

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

  The Company believes that a system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO have concluded that these controls and procedures are effective at the "reasonable assurance" level.

  Changes in Internal Controls

  During the period covered by this report, there have been no significant changes in the Company's internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal controls.


PART II                           OTHER INFORMATION

ITEM 1            LEGAL PROCEEDINGS
------            -----------------

The Company is currently a party to a patent infringement suit. Although management has determined this suit is without merit, the Company incurred approximately $115,000 of legal expenses in 2003, and $329,000 in the first half of 2004, $164,000 of which was in the second quarter of 2004, and may incur additional expenses in 2004. Subsequent to the close of the second quarter, the Company went to mediation and reached a potential settlement of $400,000, which was recorded as a charge to earnings in the second quarter 2004. The legal expenses combined with the potential settlement resulted in charges to earnings net of taxes of $348,000 or $0.09 per diluted share in the second quarter and $457,000 or $0.12 per diluted share in the six month period.

There are no other legal proceedings, other than ordinary routine litigation incidental to the Company's business, to which either the Company or any of its subsidiaries is a party or to which any of their property is the subject.

ITEM 2            CHANGES IN SECURITIES AND USE OF PROCEEDS
------            -----------------------------------------
                  None

ITEM 3            DEFAULTS UPON SENIOR SECURITIES
------            -------------------------------
                  None

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------            ---------------------------------------------------

                  See the information set forth in Item 4 of the Form 10-Q of the Company for the quarterly period ended April 3, 2004.


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

                       99(3) Form 8-K filed on July 28, 2004 setting forth the press release reporting the Company's earnings for the quarter ended July 3, 2004 is incorporated herein by reference.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    THE EASTERN COMPANY
                                    (Registrant)


DATE:  August 4, 2004               /s/Leonard F. Leganza
       --------------               ---------------------
                                    Leonard F. Leganza
                                    President and Chief Executive Officer



DATE:  August 4, 2004               /s/John L. Sullivan III
       --------------               ------------------------
                                    John L. Sullivan III
                                    Vice President, Secretary and Treasurer