Form 10-Q
period 2004-10-02
EASTERN CO
filed 2004-11-03
CIK 31107

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                          PERIOD ENDED October 2, 2004

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
                              PERIOD FROM-- to-- .

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

                                  Yes-- No X .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                      Outstanding as of October 2, 2004
             -----                      ---------------------------------
   Common Stock, No par value                     3,632,221

                            PART I

                    FINANCIAL INFORMATION

             THE EASTERN COMPANY AND SUBSIDIARIES
  ITEM I   CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

  ASSETS
                                                             October 2, 2004              January 3, 2004
                                                             ---------------              ---------------
  CURRENT ASSETS
  Cash and cash equivalents                                  $   3,307,054                $   4,896,816
  Accounts receivable, less allowances:
  2004 - $303,000; 2003 - $302,000                              14,782,688                   11,036,760
  Inventories                                                   19,618,508                   16,926,548
  Prepaid expenses and other                                     2,219,354                    1,642,513
  Deferred income taxes                                            321,700                      462,700
                                                             -------------                -------------
  Total Current Assets                                          40,249,304                   34,965,337
  --------------------

  Property, plant and equipment                                 44,325,073                   42,819,165
  Accumulated depreciation                                     (20,248,487)                 (17,888,740)
                                                             -------------                -------------
                                                                24,076,586                   24,930,425

  Goodwill and trademarks                                       10,553,626                   10,687,373
  Patents, technology and licenses,
   less accumulated amortization                                 1,915,823                    1,877,408
  Intangible pension asset                                         964,592                      964,592
  Prepaid pension cost                                           1,090,013                    1,192,281
                                                             -------------                -------------
     TOTAL ASSETS                                            $  78,849,944                $  74,617,416
                                                             =============                =============

  LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES
  Accounts payable                                           $   7,060,236                $   4,246,633
  Accrued compensation                                           2,373,308                    1,782,408
  Other accrued expenses                                         2,515,868                    2,034,918
  Current portion of long-term debt                              4,007,217                    2,007,273
                                                             -------------                -------------
  Total Current Liabilities                                    15,956,629                    10,071,232
  -------------------------

  Deferred federal income taxes                                 1,243,264                     1,243,264
  Long-term debt, less current portion                         11,858,295                    15,814,669
  Accrued postretirement benefits                               2,261,058                     2,384,770
  Accrued rate swap obligation                                    228,612                       580,055
  Accrued pension obligation                                    4,015,858                     4,015,858

  Shareholders' Equity
  Preferred Stock, no par value
     Authorized shares - 2,000,000
     (No shares issued)
  Common Stock, no par value:
     Authorized shares - 25,000,000
     Issued and outstanding shares:
       2004-3,632,221;  2003-3,616,039
       excluding 1,680,342 in 2004 and
       1,680,342 in 2003 shares held in treasury                  897,237                       664,949
  Accumulated other comprehensive (loss):
      Foreign currency translation                                 22,541                      (166,295)
      Additional minimum pension liability, net of taxes       (4,049,886)                   (4,049,886)
      Derivative financial instruments, net of taxes             (137,612)                     (348,055)
                                                             -------------                -------------
                                                               (4,164,957)                   (4,564,236)

  Retained earnings                                            46,553,948                    44,406,855
                                                             -------------                -------------
     TOTAL SHAREHOLDERS' EQUITY                                43,286,228                    40,507,568
                                                             -------------                -------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $  78,849,944                $  74,617,416
                                                             =============                =============

  See accompanying notes.
                             -2-

                      THE EASTERN COMPANY AND SUBSIDIARIES


             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                          Nine Months Ended                          Three Months Ended
                                                Oct. 2, 2004         Sept. 27, 2003          Oct. 2, 2004         Sept. 27, 2003
                                                ------------         --------------         -------------         --------------
  Net sales                                      $75,357,662           $65,045,930            $25,494,490           $21,864,105

  Cost of products sold                           55,988,568            48,986,266             18,310,443            16,576,641
                                                 -----------           -----------            -----------           -----------
                                                  19,369,094            16,059,664              7,184,047             5,287,464

  Selling and administrative expenses             13,082,641            10,924,323              4,363,285             3,631,127

  Interest expense                                   793,965               979,437                248,397               310,346

  Other income                                       (14,924)             (198,701)                (5,064)             (172,883)
                                                 -----------           -----------            -----------           -----------
  INCOME BEFORE INCOME TAXES                       5,507,412             4,354,605              2,577,429             1,518,874

  Income taxes                                     2,163,878             1,521,781              1,070,994               576,115
                                                 -----------           -----------            -----------           -----------

  NET INCOME                                     $ 3,343,534           $ 2,832,824            $ 1,506,435           $   942,759
                                                 ===========           ===========            ===========           ===========


  Net income per share:
     Basic                                         $    0.92             $    0.78              $    0.41             $    0.26
     Diluted                                       $    0.90             $    0.78              $    0.40             $    0.26

  Cash dividends per share                         $    0.33             $    0.33              $    0.11             $    0.11





  See accompanying notes.
                                                         -3-

                      THE EASTERN COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             Nine Months Ended

                                                                 October 2, 2004           Sept. 27, 2003
                                                                 ---------------           --------------
  OPERATING ACTIVITIES:
    Net income                                                      $  3,343,534            $  2,832,824
    Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                   2,598,731               2,727,814
      (Gain)/loss on sales of equipment and other assets                  46,006                      -
       Postretirement benefits other than pensions                      (123,712)               (142,303)
       Provision for doubtful accounts                                     3,764                 156,291
       Gain on sale of Common Stock held as investment                        -                 (166,788)
       Issuance of Common Stock for directors' fees                       59,988                  66,682
       Changes in operating assets and liabilities:
         Accounts receivable                                          (3,841,100)             (1,070,982)
         Inventories                                                  (2,623,825)               (421,909)
         Prepaid expenses and other                                     (596,841)                180,967
         Prepaid pension cost                                            290,821                  93,901
         Accounts payable                                              2,582,692                  59,976
         Other accrued expenses                                        1,188,544                 (37,375)
         Other assets                                                    (50,754)               (121,679)
                                                                    ------------            ------------
                NET CASH PROVIDED BY OPERATING ACTIVITIES              2,877,848               4,157,419

  INVESTING ACTIVITIES:
      Purchases of property, plant, and equipment                     (1,530,786)             (1,732,042)
      Proceeds from sale of equipment                                     13,367                      -
      Proceeds from sale of Common Stock held as investment                   -                  915,133
      Other                                                                   -                   (4,461)
                                                                    ------------            ------------
               NET CASH USED BY INVESTING ACTIVITIES                  (1,517,419)               (821,370)

  FINANCING ACTIVITIES:
    Principal payments on long-term debt                              (1,956,237)             (2,462,470)
    Proceeds from sale of Common Stock                                   172,300                      -
    Purchases of Common Stock for treasury                                    -                 (317,726)
    Dividends paid                                                    (1,196,441)             (1,195,587)
                                                                    ------------            ------------
               NET CASH USED BY FINANCING ACTIVITIES                  (2,980,378)             (3,975,783)

  Effect of exchange rate changes on cash                                 30,187                   3,935
                                                                    ------------            ------------
  NET CHANGE IN CASH AND CASH EQUIVALENTS                             (1,589,762)               (635,799)
  Cash and cash equivalents at beginning of period                     4,896,816               5,939,232
                                                                    ------------            ------------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $  3,307,054            $  5,303,433
                                                                    ============            ============

                                       -4-

                  THE EASTERN COMPANY AND SUBSIDIARIES

  CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)



                                                                Nine Months Ended                         Three Months Ended

                                                        October 2, 2004   September 27, 2003    October 2, 2004   September 27, 2003
                                                        ---------------   ------------------    ---------------   ------------------

Net income                                                 $ 3,343,534        $ 2,832,824          $ 1,506,435        $ 942,759

Other comprehensive income --
   Foreign currency translation                                188,836            724,608              324,300           16,006
   Change in fair value of derivative financial
     instruments, net of income tax expense:
        2004 - ($141,000) and ($41,000) respectively;          210,443                                  61,076
        2003 - ($139,000) and ($61,000) respectively;
                                                                                  208,811                                92,415
   Unrealized holding loss on investment in
     common stock, net of income tax benefit
        2003 - $23,200 and $48,900 respectively;                    -             (35,893)                  -           (74,964)
                                                           -----------        -----------          -----------        ---------
Comprehensive income                                       $ 3,742,813        $ 3,730,350          $ 1,891,811        $ 976,216
                                                           ===========        ===========          ===========        =========


See accompanying notes.
                                       -5-

THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 2, 2004



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


Note B - Earnings Per Share

The denominators used in the earnings per share computations follow:

                                                          Nine Months Ended                 Three Months Ended
                                                   Oct. 2, 2004     Sept. 27, 2003    Oct. 2, 2004      Sept. 27, 2003
                                                   ------------     --------------    ------------      --------------
  Basic:
      Denominator for basic earnings per share       3,625,627         3,622,791           3,631,028        3,612,748
                                                     =========         =========           =========        =========

  Diluted:
      Weighted average shares outstanding            3,625,627         3,622,791           3,631,028        3,612,748
      Dilutive stock options                           102,710            26,821             101,941           75,260
                                                     ---------         ---------           ---------        ---------
      Denominator for diluted earnings per share     3,728,337         3,649,612           3,732,969        3,688,008
                                                     =========         =========           =========        =========


Note C - Inventories

The components of inventories follow:

                                        Oct. 2, 2004            January 3, 2004
                                        ------------            ---------------
Raw materials and component parts       $10,064,295               $ 8,687,003
Work in process                           4,767,297                 4,112,625
Finished goods                            4,786,916                 4,126,920
                                        -----------               -----------
                                        $19,618,508               $16,926,548
                                        ===========               ===========


THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 2, 2004


Note D - Segment Information

Segment financial information follows:

                                                NINE MONTHS ENDED                                THREE MONTHS ENDED
                                       Oct. 2, 2004         Sept. 27, 2003              Oct. 2, 2004          Sept. 27, 2003
                                       ------------         --------------              ------------          --------------
Revenues:
   Sales to unaffiliated customers:
      Industrial Hardware              $34,140,587            $26,054,463                $11,984,777            $ 8,987,949
       Security Products                32,127,719             28,848,739                 11,028,825              9,987,630
      Metal Products                     9,089,356             10,142,728                  2,480,888              2,888,526
                                       -----------            -----------                -----------            -----------
                                       $75,357,662            $65,045,930                $25,494,490            $21,864,105
                                       ===========            ===========                ===========            ===========

Income Before Income Taxes:
   Industrial Hardware                 $ 4,679,001            $ 3,179,441                $ 2,027,603            $   982,066
   Security Products                     3,739,370              3,508,853                  1,636,688              1,348,586
   Metal Products                          294,016                118,759                    123,614               (152,083)
                                       -----------            -----------                -----------            -----------
      Operating Profit                   8,712,387              6,807,053                  3,787,905              2,178,569
   General corporate expenses           (2,411,010)            (1,473,011)                  (962,079)              (349,349)
   Interest expense                       (793,965)              (979,437)                  (248,397)              (310,346)
                                       -----------            -----------                -----------            -----------
                                       $ 5,507,412            $ 4,354,605                $ 2,577,429            $ 1,518,874
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

                                         October 2, 2004     September 27, 2003
                                         ---------------     ------------------

  Risk free interest rate                      N/A                 4.60
  Expected volatility                          N/A                 3.04
  Expected option life                         N/A                 5 years
  Weighted-average dividend yield              N/A                 3.1%

 Assumptions are not applicable (N/A) because no options were granted in 2004.

THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 2, 2004

Note E - Stock-Based Compensation - continued

                                                            NINE MONTHS ENDED                        THREE MONTHS ENDED
                                                   Oct. 2, 2004           Sept. 27, 2003     Oct. 2, 2004        Sept. 27, 2003
                                                   ------------           --------------     ------------        --------------

  Net income, as reported                            $3,343,534              $2,832,824        $1,506,435            $942,759

  Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method for all
  awards granted, net of related tax
  effects
                                                        (13,428)                (65,008)           (4,476)            (39,076)
                                                     ----------              ----------        ----------            --------
  Pro forma net income                               $3,330,106              $2,767,816        $1.501,959            $903,683
                                                     ==========              ==========        ==========            ========

  Earnings per share:
  Basic-as reported                                    $   0.92                 $  0.78            $ 0.41              $ 0.26
  Basic-pro forma                                      $   0.92                 $  0.76            $ 0.41              $ 0.25

  Diluted-as reported                                  $   0.90                 $  0.78            $ 0.40              $ 0.26
  Diluted-pro forma                                    $   0.89                 $  0.76            $ 0.40              $ 0.25

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

Note F - Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which was revised in December 2003 ("FIN No. 46-R"). This new rule requires that companies consolidate a variable interest entity if the company is subject to a majority of the risk of loss from the variable interest entity's activities and/or is entitled to receive a majority of the entity's residual returns. The provisions of FIN No. 46-R currently were required to be applied as of the end of the first reporting period after March 15, 2004 for the variable interest entities in which the company holds a variable interest that it acquired on or before January 31, 2003. The adoption of FIN No. 46-R did not have any impact on the financial position or results of operations of the Company.

Note G - Legal Proceedings

The Company was a party to a patent infringement suit, that resulted in a mediated settlement of $400,000, which was recorded as a charge to earnings in the second quarter 2004. In addition to the settlement, the Company incurred approximately $115,000 of legal expenses in 2003, and $69,000 and $398,000 of legal expenses in the third quarter and first nine months of 2004, respectively, relating to this suit. The legal expenses combined with the settlement resulted in charges to earnings net of taxes of $484,000 or $0.13 per diluted share in the nine month period.

There are no other legal proceedings, other than ordinary routine litigation incidental to the Company's business, to which either the Company or any of its subsidiaries is a party or to which any of their property is the subject.

THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 2, 2004


Note H - Debt

Effective January 4, 2004 the Company received approval from its financial institution to modify the basis of calculating its debt service covenant ratios from a rolling four-quarter test to a cumulative quarter test. The debt service covenant test will return to a rolling four-quarter test beginning in 2005.


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

Significant disclosures relating to these benefit plans for the third quarter and first nine months of Fiscal 2004 and 2003 follow:

                                                                              Pension Benefits
                                                         Nine Months Ended                          Three Months Ended
                                               October 2, 2004      September 27, 2003     October 2, 2004     September 27, 2003
                                               ---------------      ------------------     ---------------     ------------------
  Service cost                                  $  898,705             $  704,228           $  308,545            $  252,388
  Interest cost                                  1,714,135              1,527,151              571,378               693,107
  Expected return on plan assets                (1,949,058)            (1,600,771)            (649,687)             (725,315)
  Transition obligation                           (153,295)              (140,905)             (51,098)              (60,563)
  Prior service cost                               147,736                143,064               49,246                56,508
  Losses recognized                                264,335                256,142               88,111               120,410
                                                ----------             ----------           ----------            ----------
  Net periodic benefit cost                     $  922,558             $  888,909           $  316,495            $  336,535
                                                ==========             ==========           ==========            ==========


                                                                           Postretirement Benefits
                                                        Nine Months Ended                          Three Months Ended
                                               October 2, 2004      September 27, 2003     October 2, 2004     September 27, 2003
                                               ---------------      ------------------     ---------------     ------------------
  Service cost                                  $    88,388            $    35,252          $    30,357          ($  127,316)
  Interest cost                                     105,976                151,467               17,480              (14,348)
  Expected return on plan assets                    (62,717)               (76,411)             (10,797)               7,238
  Transition obligation                                   0                      0                    0                    0
  Prior service cost                                (30,415)               (23,295)              (9,491)               2,206
  Losses recognized                                 (40,390)               (69,070)              (5,514)               6,542
                                                -----------            -----------          -----------           ----------
 Net periodic benefit cost                      $    60,842            $    17,943          $    22,035          ($  125,678)
                                                ===========            ===========          ===========           ==========

THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 2, 2004


Note I - Retirement Benefit Plans - continued

  The Company's funding policy with respect to its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations. The Company was required to contribute $1,007,929 into its salaried plan and $194,123 into one of its hourly plans. The Company has paid all of the required contributions into the salaried plan and into its hourly plans prior to filing its federal income tax return on September 15, 2004.

  The Company has a contributory savings plan under Section 401(k) of the Internal Revenue Code covering substantially all U.S. non-union employees. The plan allows participants to make voluntary contributions of up to 100% of their annual compensation on a pretax basis, subject to IRS limitations. The plan provides for contributions by the Company at its discretion. The Company made contributions of $36,718 and $112,411 in the third quarter and first nine months of 2004 respectively, and $34,480 and $105,885 in the third quarter and first nine months of 2003, respectively.


Note J - Impact of Recently Issued Accounting Standards

Accounting for Medicare Act

  On December 8, 2003, the "Medicare Prescription Drug Improvement and Modernization Act of 2003" ("the Act") was signed into law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least "actuarially equivalent" to Medicare Part D.

  In the second quarter of 2004, a Financial Accounting Standards Board (FASB) Staff Position (FSP FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003") was issued providing guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits. This FSP superceded FSP FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003." The FSP is effective for the first interim or annual period beginning after June 15, 2004.

  The guidance in this FSP applies only to the sponsor of a single-employer defined benefit postretirement health plan for which the employer has concluded that prescription drug benefits available under the plan are actuarially equivalent and thus qualify for the subsidy under the Act and the expected subsidy will offset or reduce the employer's share of the costs of postretirement prescription drug coverage by the plan. While the Company is currently in the process of assessing the actuarial equivalency of its prescription drug benefit under its retiree health care plan, based on guidance from our actuary, the Company expects any impact of the Act would be immaterial. The financial statements do not reflect any potential impact of the Act.

ITEM 2                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

The following discussion is intended to highlight significant changes in the Company's financial position and results of operations for the thirty-nine weeks ended October 2, 2004. The interim financial statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended January 3, 2004 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

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

Overview

During the third quarter of 2004 the Company experienced a 16.6% increase in sales as compared to the third quarter of 2003. The Industrial Hardware and the Security Products segments experienced a 33.3% and 10.4%, respectively, increase in sales during the period while the sales of the Metal Products segment declined 14.1% from the comparable quarter of 2003. Sales for the first nine months of 2004 were up 15.9% compared to the same period a year ago. The Industrial Hardware and the Security Products segments experienced increases in sales of 31.0% and 11.4%, respectively, while the sales of the Metal Products segment declined 10.4% as compared to the first nine months of 2003.

The Industrial Hardware sales increase came from our distributor network, original equipment manufacturers (OEM's), and as the result of a general improvement in the manufacturing sector of the economy. Sales increased to our service body OEM's, due to increased sales of our stainless steel paddles and our new PowerUp(TM) system; to subcontractors for military vehicles for retrofitting the Humvee, 1 ton and 3/4 ton trucks, with heavy duty rotary and paddle latches as the Army increases the armor on these vehicles; and to the class 8 truck market which is experiencing significant growth and which has increased the requirements for our hardware and sleeper boxes, particularly for Freightliner's Western Star tractor-trailer line of trucks.

The sales increase in the Security Products segment came as a result of increased sales of locks to computer manufacturers such as IBM, Dell and Sun Micro Systems as we gain more market share from our competitors; increased sales to the travel industry as the result of the introduction of our new SearchAlert(TM) lock which was recently introduced into the Transportation Security Administration's program for locking checked baggage at airports; industrial enclosures; meter cases used in the commercial laundry market; and increasing market share from competitors.

Sales in the Metals Products segment were lower in both mine roof products and contract casting products for both the third quarter and first nine months of 2004 compared to the 2003 periods. Our proprietary mine roof anchors declined as the result of mining techniques where fewer of our proprietary mine roof anchors are required, and sales of contract casting products were down as the result of foreign competition. The Company signed a technical development contract in the second quarter of 2004 with China University of Mining and Technology. The contract calls for the testing and appraisal of our proprietary mine roof anchors for use in underground coal mining in China. The project is currently in the testing phase.

The Company is experiencing or has been notified of cost increases affecting the majority of material it uses such as steel, zinc and brass, with cost increases ranging from 20% to 50%. The nine-month impact of the higher costs amounted to $651,000 net of tax benefit or $0.17 per diluted share. The Company has passed these increases in costs on to our customers where possible. Currently, there is no indication that the Company will not be able to obtain all the materials that it requires.

Cash flow in the third quarter of 2004 declined compared to the third quarter of 2003. The Company's line of credit, along with controlling discretionary expenditures, should provide sufficient cash flow to meet all existing obligations.

A more detailed analysis of the Company's results of operations and financial condition follows:


Results of Operations

The following table sets forth, for the periods indicated, selected Company statement of operations data expressed as a percentage of net sales.

                                                 Nine Months Ended                      Three Months Ended
                                                 -----------------                      ------------------
                                        Oct. 2, 2004       Sept. 27, 2003         Oct. 2, 2004      Sept. 27, 2003
                                        ------------       --------------         ------------      --------------
  Net sales                                  100.0%              100.0%              100.0%              100.0%
  Cost of products sold                       74.3%               75.3%               71.8%               75.8%
                                             -----               -----               -----               -----
  Gross margin                                25.7%               24.7%               28.2%               24.2%

  Selling and administrative expense          17.4%               16.8%               17.1%               16.6%
  Interest expense                             1.0%                1.5%                1.0%                1.4%
  Other (income) expense                       0.0%               (0.3%)               0.0%               (0.7%)
                                             -----               -----               -----               -----
  Income before income taxes                   7.3%                6.7%               10.1%                6.9%
  Income taxes                                 2.9%                2.3%                4.2%                2.6%
                                             -----               -----               -----               -----

  Net Income                                   4.4%                4.4%                5.9%                4.3%
                                             =====               =====               =====               =====

  Net income for the third quarter of 2004 was $1,506,435 or $.40 per diluted share on sales of $25.5 million compared to net income of $942,759 or $.26 per diluted share on sales of $21.9 million in the third quarter of 2003. Net income for the first nine months of 2004 was $3,343,534 or $.90 per diluted share on sales of $75.4 million compared to net income of $2,832,824 or $.78 per diluted share on sales of $65.0 million in the 2003 period.

  Sales for the third quarter 2004 were up 16.6% compared to the same period a year ago. New product sales contributed 3.2%, sales volume of existing products increased 11.8% and prices increased 1.6% in the third quarter. Sales for the first nine months of 2004 were up 15.9% compared to the same period a year ago. Sales volume of existing products was up 11.7% and new product sales were up 3.6%, while prices increased 0.6%.

  The Industrial Hardware segment's third quarter sales were up 33.3% compared to the third quarter of 2003. New product sales increased 2.6%, sales volume of existing products increased 26.6% and prices were up 4.1%. New products include push button assembly and rotary lock with a hard case, both of which are used in the truck accessory market and a t-handle assembly, a paddle rotary and a key cylinder with rotation for the service body market. Sales of "sleeper boxes" for the class 8 truck market were up for the three and nine month periods by 54.9% and 57.6%, respectively. For the first nine months of 2004, sales were up 31.0% compared to the same period in 2003. New product sales increased 3.1%, sales volume of existing products increased 26.6% and prices increased 1.3%. The Company anticipates continued sales improvement in the Industrial Hardware segment throughout 2004.

  Our Eastern Industrial (Shanghai) Ltd., manufacturing facility located in Shanghai, China continues to be very active fulfilling quotation requests from the Company's sales networks. In addition, we have begun production of a variety of metal and plastic products for our U.S. and Canadian affiliates. This subsidiary will be instrumental in helping us to remain price competitive in North America and will open up the possibility to more effectively pursue global markets, including marketing the Company's products directly in China.

  The Security Products segment's sales were up 10.4% in the third quarter of 2004 as compared to the third quarter of 2003. New product sales increased 4.7% and sales volume of existing products increased 5.7%. Sales of new products included the SearchAlert(TM) luggage lock, a push button lock for the medical industry, and a spring latch assembly and a snap-in lock for the automotive accessory market. For the first nine months of 2004, sales were up 11.4% compared to the same period in 2003. New product sales increased 5.1% and sales volume of existing products increased 6.3%. The Company anticipates continued sales improvement in the Security Products segment throughout 2004.

  The Metal Products segment's sales were down 14.1% in the third quarter of 2004 as compared to the third quarter of 2003. Sales volume of existing products were down 13.6% and prices were down 0.5%. Sales of our contract casting products for use in the commercial and industrial construction industry decreased 15.0% and sales of our proprietary mine roof support anchors were down 13.6% for the third quarter of 2004 as compared to the third quarter of 2003. The decrease in sales of contract castings during the third quarter was due to foreign competition, while sales of mine roof support anchors continue to be negatively affected by the changes in mining techniques and surface mining requiring fewer roof support anchors. However, with the current record high energy prices we could expect to see some improvement in the Metal Products segment as demand for coal increases. For the first nine months of 2004, sales were down 10.4% compared to the same period in 2003. Sales volume of existing products decreased by 10.8% and prices increased by 0.4%. Sales of our contract casting products for use in the commercial and industrial construction industry decreased 3.8% and sales of our proprietary mine roof support anchors were down 13.5% for the first nine months of 2004 as compared to the first nine months of 2003. Sales are expected to remain below prior year levels throughout 2004.

  Gross margin as a percentage of sales for the three and nine month periods ended October 2, 2004 was 28.2% and 25.7%, respectively, compared to 24.2% and 24.7% in the comparable periods a year ago. The increase in gross margin in the third quarter is primarily the result of higher sales volume resulting in improved utilization of facilities, price increases and product mix.

  Selling and administrative expenses were up 20.2% or $732,000 for the third quarter of 2004 and up 19.8% or $2.2 million for the first nine months of 2004 as compared to the same periods a year ago. The increase was due in large part to a patent infringement suit which in the three and nine month periods increased the Company's legal expenses by $69,000 and $398,000, respectively, plus a mediated settlement of $400,000 to settle this suit, as well as increased incentive compensation expenses.

  Interest expense decreased by $61,900 or 20.0% for the third quarter of 2004 and decreased by $185,500 or 18.9% for the first nine months of 2004 as compared to the same periods in 2003. This decrease in interest expense was due to the lower levels of debt in the current periods.

  Earnings before income taxes for the three months ended October 2, 2004 increased $1.1 million or 70.0% and for the nine months ended October 2, 2004 was up $1.2 million or 26.5% as compared to the same periods of 2003. The Industrial Hardware segment was up 106.5% or $1.0 million, the Security Products segment was up $288,100 or 21.4% and the Metal Products segment was up $275,700 or 181.3% as compared to the third quarter of 2003. For the first nine months of 2004, the Industrial Hardware segment was up 47.2% or $1.5 million, the Security Products segment was up $230,500 or 6.6% and the Metal Products segment was up $175,300 or 147.6% as compared to the same period of 2003. The increases in the Industrial Hardware segment reflect the general overall improvement in the economy in 2004, increased market share and the introduction of new products. The overall increase in the Security Products segment was mainly due to increases created by the general overall improvement in the economy in 2004, increased market share and the introduction of new products, offset by legal fees and the settlement of a patent infringement suit mentioned above. The Metal Products segment increase is the result of the continued decline in the use of our proprietary mine roof anchors in the North American mining industry as new mining technology continues to reduce the need for that product.

  The effective tax rate of 39.3% for the first nine months is higher than the 34.9% for the same period in 2003. The increase in the effective tax rate is the result of the Company deriving a higher percentage of its earnings from countries with higher effective tax rates.

 Liquidity and Sources of Capital

  The Company provided $2.9 million from operations for the first nine months of 2004 compared to $4.2 million provided from operations for the same period in 2003. These amounts reflect the net income earned by the Company during those periods adjusted for non-cash charges and changes in working capital which relate, primarily, to the timing of payments or receipts of current assets and current liabilities. Cash flow from operations coupled with cash on hand at the beginning of the year was sufficient to fund capital expenditures, debt service, contributions to the Company's pension plans, and dividend payments.

  Additions to property, plant and equipment were $1.5 million during the first nine months of 2004 versus $1.7 million for the comparable period in 2003. Total capital expenditures for 2004 are expected to be in the range of $2.0 million to $3.0 million.

  Total inventories as of October 2, 2004 were $19.6 million or $2.7 million higher than at the end of Fiscal 2003. The inventory turnover ratio of 3.8 turns at the end of the third quarter was comparable to both the 3.9 turns of the prior year third quarter and the 4.1 turns at the year end 2003. Accounts receivable increased by $3.7 million from year end 2003, primarily due to increased sales volume. The average days sales in accounts receivable for the third quarter of 2004 was 53 days compared to 50 days in the third quarter of 2003 and 48 days at the end of fiscal 2003.

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


PART II                         OTHER INFORMATION

ITEM 1            LEGAL PROCEEDINGS -
------            -------------------

During 2003 and 2004, the Company was a party to a patent infringement suit. Although management has determined this suit was without merit, the Company incurred approximately $115,000 of legal expenses in 2003, and $398,000 in the first nine months of 2004, $69,000 of which was in the third quarter of 2004. Subsequent to the close of the second quarter, the Company went to mediation and reached a settlement of $400,000, which was recorded as a charge to earnings in the second quarter 2004. The legal expenses combined with the settlement resulted in charges to earnings net of taxes of $42,000 or $0.01 per diluted share in the third quarter and $484,000 or $0.13 per diluted share in the nine month period.

There are no other legal proceedings, other than ordinary routine litigation incidental to the Company's business, to which either the Company or any of its subsidiaries is a party or to which any of their property is the subject.


ITEM 2            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
------            -----------------------------------------------------------
                  None

ITEM 3            DEFAULTS UPON SENIOR SECURITIES
------            -------------------------------
                  None

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------            ---------------------------------------------------

                  See the information set forth in Item 4 of the Form 10-Q of the Company for the quarterly period ended April 3, 2004.


ITEM 5            OTHER INFORMATION
------            -----------------
                  None


ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K
-------           --------------------------------

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

                       99(4) Form 8-K filed on October 27, 2004 setting forth the press release reporting the Company's earnings for the quarter ended October 2, 2004 is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    THE EASTERN COMPANY
                                    -------------------
                                    (Registrant)


DATE:  November 3, 2004             /s/Leonard F. Leganza
       ----------------             ---------------------
                                    Leonard F. Leganza
                                    President and Chief Executive Officer


DATE:  November 3, 2004             /s/John L. Sullivan, III
       ----------------             ------------------------
                                    John L. Sullivan, III
                                    Vice President, Secretary and Treasurer