Form 10-K
period 2005-01-01
EASTERN CO
filed 2005-03-23
CIK 31107

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 (Mark One)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal Year ended January 1, 2005

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [__]

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ X ]

 Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.) Yes [ ] No [X]


 As of July 3, 2004, the last day of registrant's most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $48,671,598 (based on the closing sales price of the registrant's common stock on the last trading date prior to that date). Shares of the registrant's common stock held by each officer and director and shares held in trust by the pension plans of the Company have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

 As of February 18, 2005 3,634,867 shares of the registrant's common stock, no par value per share, were issued and outstanding.


 DOCUMENTS INCORPORATED BY REFERENCE
 Portions of the annual proxy statement dated March 23, 2005 are incorporated by reference into Part III.

                               The Eastern Company
                                    Form 10-K

                    FOR THE FISCAL YEAR ENDED JANUARY 1, 2005

                                TABLE OF CONTENTS
                                                                            Page
                Table of Contents                                            2.

                Safe Harbor Statement                                        3.

 PART I
 Item 1.        Business                                                     4.

 Item 2.        Properties                                                   7.

 Item 3.        Legal Proceedings                                            8.

 Item 4.        Submission of Matters to a Vote of Security Holders          8.

 PART II
 Item 5.        Market for Registrant's Common Equity and Related
                   Stockholder Matters                                       8.

 Item 6.        Selected Financial Data                                     10.

 Item 7.        Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      10.

 Item 7A.       Quantitative and Qualitative Disclosures
                   About Market Risk                                        21.

 Item 8.        Financial Statements and Supplementary Data                 22.

 Item 9.        Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosures                     45.

 Item 9A.       Controls and Procedures                                     45.

 Item 9B.       Other Information                                           45.

 PART III
 Item 10.       Directors and Executive Officers of the Registrant          45.

 Item 11.       Executive Compensation                                      45.

 Item 12.       Security Ownership of Certain Beneficial Owners
                   and Management                                           45.

 Item 13.       Certain Relationships and Related Transactions              46.

 Item 14.       Principal Accounting Fees and Services                      46.

 PART IV
 Item 15.       Exhibits, Financial Statement Schedule                      46.

                Signatures                                                  49.

                Exhibit Index                                               50.

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

                                     PART I

  ITEM 1  BUSINESS

        (a)  General Development of Business
             -------------------------------

        The Eastern Company (the "Company") was incorporated under the laws of the State of Connecticut in October, 1912, succeeding a co-partnership established in October, 1858.

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

        Effective October 1, 2002 the Company acquired all of the issued and outstanding common stock of Canadian Commercial Vehicles Corporation ("CCV") for cash of approximately $70,000 and the assumption of approximately $130,000 of debt, which the Company paid upon closing. CCV was established as a Canadian subsidiary of The Eastern Company, located in Kelowna, British Columbia, Canada. CCV manufactures lightweight sleeper boxes used on Class 8 trailer trucks.

        Effective March 1, 2002 the Company acquired certain assets of the Big Tag Division of Dolan Enterprises, Inc. for cash of approximately $260,000. Big Tag was combined into the Illinois Lock/CCL division of the Company located in Wheeling, Illinois. Big Tag provides high-visibility, custom luggage tags, which the Company markets in conjunction with its custom logo luggage locks to the travel, and premium incentive markets.

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

        (b)  Financial Information about Industry Segments
             ---------------------------------------------

        Financial information about industry segments is included in Note 12 to the Company's financial statements, included at Item 8 of this Annual Report on Form 10-K.

        (c)  Narrative Description of Business
             ---------------------------------

        The Company operates in three business segments: Industrial Hardware, Security Products and Metal Products.

        INDUSTRIAL HARDWARE

        The Industrial Hardware segment consists of Eberhard Manufacturing, Eberhard Hardware Manufacturing Ltd., Canadian Commercial Vehicles Corporation, Eastern Industrial Ltd. and Sesamee Mexicana, S.A. de C.V. The units design, manufacture and market a diverse product line of industrial and vehicular hardware throughout North America. The segment's locks, latches, hinges, handles, lightweight honeycomb composite structures and related hardware can be found on tractor-trailer trucks, moving vans, off-road construction and farming equipment, school buses, military vehicles and recreational boats. They are also used on pickup trucks, sport utility vehicles and fire and rescue vehicles. In addition, the segment manufactures a wide selection of fasteners and other closure devices used to secure access doors on various types of industrial equipment such as metal cabinets, machinery housings and electronic instruments. Eastern Industrial expands the range of offerings of this segment to include plastic injection molding.

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

        Greenwald's products include timers, drop meters, coin chutes, money boxes, meter cases, smart cards, value transfer stations, smart card readers, card management software and access control units. Illinois Lock Company/CCL Security Products sales include cabinet locks, cam locks, electric switch locks, tubular key locks and combination padlocks. Many of the products are sold under the names SEARCHALERT(TM), PRESTOSEAL(TM), DUO, X-STATIC(R), EXCALIBUR(TM), WARLOCK(TM), LITE LOCK(TM), SESAMEE(R), BIG TAG(R), PRESTOLOCK(R) and HUSKI(TM). These products are sold to original equipment manufacturers, distributors, route operators, and locksmiths via in-house salesmen and outside sales representatives. Sales efforts are concentrated by national and regional sales personnel where greater representation of our diverse product lines can be promoted across a variety of markets.

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

        Raw materials and outside services were readily available from domestic sources for all of the Company's segments during 2004 and are expected to be readily available in 2005 and the foreseeable future. The Company also obtains materials from Asian affiliated and nonaffiliated sources. The Company has not experienced any significant problems obtaining material from its Asian sources in 2004 and does not expect any such problems in 2005.

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

        Customer lists for all business segments are broad-based geographically and by markets and sales are not highly concentrated by customer. No customer accounted for 10% or more of the Company's consolidated sales for the year ended January 1, 2005.

        The dollar amount of the level of orders in the Company is believed to be firm as of fiscal year ended January 1, 2005 at $17,124,000, as compared to $11,635,000 at January 3, 2004.

        The Company encounters competition in all of its business segments. The Company has been successful in dealing with this competition by offering high quality diversified products with the flexibility of meeting customer needs on a timely basis. This is accomplished by effectively using internal engineering resources, cost effective manufacturing capabilities, expanding product lines through product development and acquisitions and maintaining sufficient inventory for fast turnaround of customer orders. However, imports from Asia and Latin America with favorable currency exchange rates and low cost labor have created additional competitive pressures. The Company established Eastern Industrial Ltd. in 2003 to help combat the offshore competition.

        Research and development expenditures in 2004 were $1,167,000 and represented approximately 1% of gross revenues. In 2003 and 2002 they were $1,115,000 and $1,041,000, respectively. The research costs are primarily attributable to the Greenwald division, where ongoing research in both the mechanical and smart card product lines is necessary in order to remain competitive and to continue to provide technologically advanced smart card systems. Other research projects include the development of various locks and transportation and industrial hardware products.

        The Company does not anticipate that compliance with federal, state or local environmental laws or regulations will have a material effect on the Company's capital expenditures, earnings or competitive position.

        The average number of employees in 2004 was 589.

        (d) Financial Information about Geographic Areas
            --------------------------------------------

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

        (e) Available Information
            ---------------------

        We make available, free of charge through our Internet website at www.easterncompany.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The Company's reports filed with, or furnished to, the SEC are also available on the SEC's website at www.sec.gov.


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

        The Canadian Commercial Vehicles Corporation, a wholly-owned subsidiary in Kelowna, British Columbia, leased an additional 5,000 square feet in its current facility in 2004 and now leases 37,500 square feet of building space located in an industrial park. The building is made from brick and concrete, contains approximately 4,800 square feet of office space on two levels and houses a modern paint booth for finishing our products. The building is protected by a F1 rated fire suppression system and alarmed for fire and security. The current lease is renewable for another 3 years.

        The Eastern Industrial Ltd., a wholly-owned subsidiary in Shanghai, China leased an additional 15,600 square feet during 2004 and now leases brick and concrete buildings containing approximately 45,600 square feet, located in both industrial and commercial areas. A five-year lease was signed in 2003, which expires on September 8, 2008 and is renewable.

        The Sesamee Mexicana subsidiary is currently leasing 13,250 square feet of a block building located in an industrial park in Lerma, Mexico on an open-end basis.

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

        The World Lock Co. Ltd. subsidiary leases 5,285 square feet located in Taipei, Taiwan. The building is made from brick and concrete and is protected by a fire alarm and sprinklers.

        The Metal Products Group consists of:

        The Frazer and Jones Division in Solvay, New York, which owns 17.9 acres of land and buildings containing 205,000 square feet constructed for foundry use. These facilities are well adapted to handle the division's current and future casting requirements.

        All owned properties are free and clear of any encumbrances.

 ITEM 3  LEGAL PROCEEDINGS

         The Company was a party to a patent infringement suit filed on December 23, 2002 in the U.S. District Court for the Eastern District of Texas, Marshall Division, Civil Action Number 2-03-CV005-TJW. Imonex Services, Inc. (the "Plaintiff") alleged the Company infringed on two of its patents. The Plaintiff was seeking a permanent injunction against the Company's direct and inducing infringement of its patents. The Plaintiff was also seeking an unspecified amount of damages, treble damages for willful infringement, interest on the damages, reimbursement of legal expenses and other such relief as the court deemed just and proper. Although management determined that the suit was without merit, the Company agreed to a mediated settlement of $400,000, which was recorded as a charge to earnings in the second quarter of 2004. In addition to the settlement, the Company incurred approximately $115,000 of legal expenses in 2003 and $398,000 of legal expenses in 2004 relating to this suit. The legal expenses combined with the settlement resulted in charges to earnings, net of taxes, of $484,000, or $0.13 per diluted share, in 2004.

        There are no other legal proceedings, other than ordinary routine litigation incidental to the Company's business, or to which either the Company or any of its subsidiaries is a party or to which any of their property is the subject.

 ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended January 1, 2005.

                                     PART II


 ITEM 5   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock is traded on the American Stock Exchange (ticker symbol EML). The approximate number of record holders of the Company common stock on January 1, 2005 was 667.

 High and low stock prices and dividends for the last two years were:

                          2004                                                            2003
                          ----                                                            ----

                      Market Price                                                   Market Price
  Quarter           High         Low         Dividend           Quarter            High          Low      Dividend
  -------           ----         ---         --------           -------            ----          ---      --------
  First            $16.37       $14.50         $.11             First             $12.34        $11.02         $.11
  Second            16.70        15.25          .11             Second             15.70         12.14          .11
  Third             16.73        15.10          .11             Third              15.70         14.00          .11
  Fourth            20.60        16.15          .11             Fourth             15.64         14.24          .11


       The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements, and financial conditions. The payment of dividends is subject to the restrictions of the Company's loan agreement if such payment would result in an event of default.

        The following table sets forth information regarding securities authorized for issuance under the Company's equity compensation plans as of January 1, 2005, including the Company's 1989, 1995, 1997 and 2000 plans.

                                         Equity Compensation Plan Information

                                                                                              Number of securities
                                        Number of securities       Weighted-average          remaining available for
                                          to be issued upon        exercise price of          future issuance under
                                             exercise of              outstanding           equity compensation plans
                                        outstanding options,       options, warrants          (excluding securities
Plan category                           warrants and rights           and rights            reflected in column (a))
                                       ------------------------    -------------------     -----------------------------
                                                  (a)                     (b)                          (c)
Equity compensation plans approved
   by security holders                         429,500 (1)              $14.79                          245,142 (2)
Equity compensation plans not
   approved by security holders                249,000 (3)               12.49                           52,500 (4)
                                               -------                  ------                          -------
Total                                          678,500                  $13.95                          297,642
                                               =======                  ======                          =======

  1 Includes options outstanding under the 1989, 1995 and 2000 plans.
  2 Includes shares available for future issuance under the 1995 and 2000 plans. 3 Includes options outstanding under the 1997 plan.
  4 Includes shares available for future issuance under the 1997 plan.

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

      Each director who is not an employee of the Company ("Outside Director") is paid a director's fee for his services at the annual rate of $24,600. All annual fees paid to non-employee members of the Board of Directors of the Company are paid in Common Shares of the Company or cash, in accordance with the Directors Fee Program adopted by the shareholders on March 26, 1997 and amended on January 5, 2004. The directors make an annual election, within a reasonable time before their first quarterly payment, to receive their fees in the form of cash, stock or a combination thereof. The election remains in force for one year.


                                       Issuer Purchases of Equity Securities

                                            (a) Total     (b) Average     (c) Total Number of            (d) Maximum
                                             Number of       Price       Shares Purchased as Part      Number that  May Yet
                                              Shares        Paid per      of Publicly Announced         Be Purchased  Under
Period                                      Purchased        Share          Plans or Programs          the Plans or Programs
------                                      ---------        -----          -----------------          ---------------------
October 3 - October 30, 2004                     -              -                     -                           -
November 1 - November 27, 2004                8,384          16.96                    -                           -
November 28, 2004 - January 1, 2005              -              -                     -                           -
                                              -----          -----                 -----                       -----
Total                                         8,384          16.96                    -                           -
                                              =====          =====                 =====                       =====



      The Company does not have any share repurchase plans or programs. The figures shown in the table above are for shares delivered to the Company to exercise stock options.

  ITEM 6  SELECTED FINANCIAL DATA

                                                      2004           2003          2002         2001          2000
                                                      ----           ----          ----         ----          ----
INCOME STATEMENT ITEMS (in thousands)
Net sales                                           $100,130       $ 88,307      $ 81,337     $ 82,825      $ 88,192
Cost of products sold                                 74,999         66,719        60,637       60,783        62,192
Depreciation and amortization                          3,461          3,619         3,565        4,461         3,639
Interest expense                                       1,044          1,303         1,716        2,259         1,786
Income before income taxes                             6,829          5,390         4,734        6,085        10,657
Income taxes                                           2,071          2,028         1,442        2,172         3,602
Net income                                             4,758          3,362         3,292        3,913         7,055
Dividends                                              1,596          1,593         1,598        1,599         1,601

BALANCE SHEET ITEMS (in thousands)
Inventories                                         $ 20,478       $ 16,927      $ 16,345     $ 18,591      $ 17,103
Working capital                                       26,692         24,894        25,600       27,131        26,298
Property, plant and equipment, net                    23,907         24,930        25,050       26,486        27,328
Total assets                                          78,072         74,617        76,133       81,896        84,857
Shareholders' equity                                  43,817         40,508        37,903       40,056        38,538
Capital expenditures                                   2,062          2,763         1,560        1,895         5,065
Long-term obligations, less current portion           11,805         15,815        18,921       25,014        28,540

PER SHARE DATA
Net income per share
   Basic                                             $  1.31         $  .93        $  .91      $  1.08       $  1.95
   Diluted                                              1.27            .92           .89         1.07          1.93
Dividends                                                .44            .44           .44          .44           .44
Shareholders' equity (Basic)                           12.08          11.19         10.44        11.06         10.64
Average shares outstanding: Basic                   3,627,541      3,620,593     3,631,278    3,623,291     3,621,449
                            Diluted                 3,745,701      3,658,965     3,681,084    3,667,179     3,660,923



  ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Summary

        Net sales for 2004 increased 13% to $100.1 million from $88.3 million for 2003. Net income grew 42% to $4.8 million, or $1.27 per diluted share, million, or $.92 per diluted share. Higher sales volume allowed for better from $3.4 utilization of our manufacturing facilities, which resulted in increased profitability. The improved profitability more than offset the start-up costs associated with our new facility in Shanghai, China; increased raw material prices; and the increased legal and settlement costs related to an alleged patent infringement suit.

        Net sales in the fourth quarter of 2004 increased 6% to $24.8 million from $23.3 million a year earlier. Net income for the quarter increased 167% to $1.4 million (or $.37 per diluted share) from $529,000 (or $.14 per diluted share) a year earlier. The 2004 net income benefited not only from the increased sales volume but also from the absence of certain costs that had affected the 2003 fourth quarter results. Those costs included expenses related to the closing of the Company's Florida location, legal fees associated with the alleged patent infringement suit, and expenses incurred to launch the SearchAlertTM product.

        Gross margin for the fourth quarter of 2004 was 23.3% of net sales as compared to 23.8% for the fourth quarter of 2003. Product mix plus start-up costs and charges associated with the Shanghai operation accounted for the decrease.

        Selling and administrative expenses in the fourth quarter of 2004 totaled $4.2 million, comparable to the 2003 level. Increases resulting from the addition of the Shanghai facility were offset by reductions at other locations, and also by the absence of the legal costs incurred in 2003 as a result of the alleged patent infringement suit.

        The Company's research into establishing a manufacturing facility in Shanghai began in early 2003. The new factory, Eastern Industrial, Ltd. ("EIS"), which the Company opened in late December 2003, began full-scale production in the second quarter of 2004.

        The Company experienced cost increases in 2004 that affected the majority of material it uses in production such as steel, zinc and brass. Cost increases ranged from 20% to 50%. The impact of the higher costs amounted to $1.2 million, net of tax, or $0.31 per diluted share. The Company has passed these increases in costs on to its customers where possible. Currently, there is no indication that the Company will not be able to obtain all the materials it requires. Additionally, there are signs that prices for materials have leveled off or may actually decrease slightly in 2005.

        The Company incurred legal expenses of $398,000 in 2004 to defend against a patent infringement suit that it had determined to be without merit. The Company incurred additional expense of $400,000 in the second quarter of 2004 as the result of a mediated settlement. The legal expenses combined with the settlement resulted in charges to earnings net of taxes of $484,000, or $0.13 per diluted share, in 2004.

        For 2005 and future years, the Company anticipates increased costs related to the required compliance with Section 404 of the Sarbanes-Oxley Act. In addition, compliance will require a significant amount of time from Company employees and higher audit fees for attestation by our independent registered public accounting firm. For 2005, the fees associated with documentation required by Section 404 will exceed $200,000. Future attestation fees are projected to be in the range of 1.0 - 1.5 times the basic audit fee.

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities, which was revised in December 2003 ("FIN No. 46-R"). This rule requires that companies consolidate a variable interest entity if the company is subject to a majority of the risk of loss from the variable interest entity's activities and/or is entitled to receive a majority of the entity's residual returns. The provisions of FIN No. 46-R were required to be applied as of the end of the first reporting period after March 15, 2004 for the variable interest entities in which a company holds a variable interest that it acquired on or before January 31, 2003. The adoption of FIN No. 46-R did not have any impact on the financial position or results of operations of the Company.

        In November 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. It is not believed that the adoption of SFAS No. 151 will have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) will require that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123, as originally issued in 1995, established as preferable a fair value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair value-based method been used. Public entities will be required to apply SFAS No. 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The impact of the adoption of Statement No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement No. 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described in the disclosure of pro forma net income
  (loss) and net income (loss) per share in the stock based compensation accounting policy note included in Note 2 to the consolidated financial statements.

  CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The preparation of the financial statements in accordance with generally accepted accounting principles ("GAAP") requires management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Areas of uncertainty that require judgments, estimates and assumptions include the accounting for derivatives; environmental matters; the testing of goodwill and other intangible assets for impairment; proceeds on assets to be sold; pensions and other postretirement benefits; and tax matters. Management uses historical experience and all available information to make its estimates and assumptions, but actual results will inevitably differ from the estimates and assumptions that are used to prepare the Company's financial statements at any given time. Despite these inherent limitations, management believes that Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and related footnotes provide a meaningful and fair presentation of the Company.

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

  Inventory Reserve

        Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method at the Company's U.S. facilities. Accordingly, a LIFO valuation reserve is calculated using the dollar value link chain method. We review the net realizable value of inventory in detail on an ongoing basis, giving consideration to deterioration, obsolescence and other factors. Based on these assessments, we provide for an inventory reserve in the period in which an impairment is identified. The reserve fluctuates with market conditions, design cycles and other economic factors.

  Goodwill and  Intangibles

        Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited. Goodwill and other intangible assets with indefinite useful lives are not amortized. Each year during the second quarter, the carrying value of goodwill and other intangible assets with indefinite useful lives is tested for impairment. The Company uses the discounted cash flow method to calculate the fair value of goodwill associated with its reporting units; no impairments of goodwill were deemed to exist. The determination of discounted cash flows is based on the businesses' strategic plans and long-range planning forecasts. The revenue growth rates included in the plans are management's best estimates based on current and forecasted market conditions; profit margin assumptions are projected by each business based on the current cost structures and anticipated cost reductions. There can be no assurance that operations will achieve the future cash flows reflected in the projections. If different assumptions were used in these plans, the related discounted cash flows used in measuring impairment could be different and an impairment of assets might need to be recorded.

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

        The discount rate used is based on comparisons to the Moody's AA bond index that creates a reference portfolio of high quality corporate bonds whose payments mimic the plan's benefit payment stream. The expected long-term rate of return on assets is developed with input from the Company's actuarial firms. Also considered is the Company's historical experience with pension fund asset performance in comparison with expected returns. The long-term rate-of-return assumption used for determining net periodic pension expense for 2004 was 8.5%. The Company reviews the long-term rate of return each year. Future actual pension income and expense will depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in the Company's pension plans.

        The Company expects to make cash contributions to its pension plans of approximately $1.5 million for 2005.

  RESULTS OF OPERATIONS

  FISCAL 2004 COMPARED TO FISCAL 2003

        The following table shows, for 2004 and 2003, selected line items from the consolidated statements of income as a percentage of net sales, by segment.

                                                               2004
                                                               ----
                                          Industrial     Security        Metal
                                           Hardware      Products       Products      Total
                                          ----------     --------       --------      -----
       Net sales                             100.0%         100.0%        100.0%     100.0%
       Cost of products sold                  72.5%          71.5%         96.7%      74.9%
       Gross margin                           27.5%          28.5%          3.3%      25.1%

       Selling and administrative
           expense                            16.8%          20.3%          8.0%      17.3%
       Operating profit                       10.7%           8.2%         -4.7%       7.8%




                                                               2003
                                                               ----
                                          Industrial     Security        Metal
                                           Hardware      Products       Products      Total
                                          ----------     --------       --------      -----
       Net sales                             100.0%         100.0%        100.0%     100.0%
       Cost of products sold                  73.8%          71.5%         91.8%      75.6%
       Gross margin                           26.2%          28.5%          8.2%      24.4%

       Selling and administrative
           expense                            17.1%          19.3%         10.9%      17.1%
       Operating profit                        9.1%           9.2%         -2.7%       7.3%


        The following table shows the amount of change 2003 to 2004 in selected results, by segment (dollars in thousands):

                                      Industrial         Security           Metal
                                       Hardware          Products         Products       Total
                                      ----------         --------         --------       -----
        Sales                          $ 10,571          $  3,141         $ (1,888)    $ 11,824
            Volume                        25.7%              3.8%           -13.9%         9.9%
            Prices                         1.6%              0.0%             0.0%         0.6%
            New Products                   2.5%              4.2%             0.0%         2.9%
                                       --------          --------         --------     --------
                                          29.8%              8.0%           -13.9%        13.4%

        Gross margin                   $  3,392          $    886         $   (735)    $  3,543
                                          36.6%              7.9%            -65.6%       16.4%

        Operating profit               $  1,694          $   (149)        $   (179)    $  1,366
                                          52.3%             -4.1%            48.3%        21.1%

        Net sales for 2004 increased 13% ($11.8 million) to $100.1 million from $88.3 million for 2003. Volume of existing products increased sales by 10%, while new product introductions increased sales by 3%.

        The Industrial Hardware segment experienced a 30% increase in sales. The increase in volume of existing products occurred in almost every market we service, most notably -- sales of industrial hardware (such as rotary locks, locking recessed handles, multi-point paddle handles and slam latches) to original equipment manufacturers up 40% and sales to distributors up 35%. These markets experienced rapid growth throughout 2004 as the economy improved, and they are expected to remain strong through 2005.

        Sales of automotive accessories (toolbox locks, push-button locks and rotary latches) declined 9% as a result of domestic and offshore competition in this market. Sales at the Company's Mexican operation increased 23% from 2003 primarily due to improved economic growth in Mexico. Sales of "sleeper boxes" for the Class 8 trailer truck market, a product resulting from the Canadian Commercial Vehicles acquisition, increased by 41%.

         New product introductions increased total segment sales by 3%. All of the new products were internally developed, and were aimed at the utility truck and vehicular accessory markets. Among the new products were Power UpTM, a remote power locking system, as well as various handles and latching systems.

        The Company continued to invest in new products and its new Shanghai facility, and to search for business acquisitions that complement its existing operations or provide opportunities to enter new markets. The Industrial Hardware segment is projected to continue growing through 2005.

        Gross margin for the Industrial Hardware segment was 27.5% of sales for 2004 as compared to 26.2% for 2003. The improvement in the gross margin percentage resulted from the sale of higher-margin products. Gross profit increased $3.4 million, or 37%, from 2003 due to higher sales volume and higher gross margin percentage.

        In the Security Products segment, sales were 8% higher than in 2003. The increase in volume of existing products was the result of sales of high-security locks for access doors, electronics equipment and vehicular applications, which were up 23% from 2003 levels, mainly through taking market share from our competition. However, some of the sales increases were offset by slight declines in the sales of locks to the furniture, coin-operated vending and gaming equipment markets and to lock distributors servicing lower-volume accounts. Sales to the industrial controls and accessories market decreased 14%.

        Sales of luggage locks for the travel industry increased 232% in 2004, following the introduction of our SearchAlertTM travel lock in late 2003. Sales to this market had been hard-hit in the wake of the September 11, 2001, terrorist attacks. Sales were additionally impacted by a Transportation Security Administration ("TSA") declaration that passengers should not lock their checked baggage on commercial airline flights. Responding to the TSA declaration, the CCL Security Products Division introduced the SearchAlertTM, a new lock which meets all the requirements established by Travel SentryTM, the standard-setting group created to work closely with the TSA and the luggage lock manufacturers. SearchAlertTM allows the TSA to unlock and inspect an airline passenger's bags without destroying the lock. The product also lets the bags' owner know, via an access indicator, if the bag has been opened.

        Sales of security products to the commercial laundry industry decreased 6% from 2003. Sales to this industry were down in most of our product lines and in all of the markets we service. We are continuing our R&D efforts and our search for "smart card" applications beyond the commercial laundry market. We believe that the security characteristics of "smart cards" present us with several potential opportunities in new markets, which we are actively exploring.

        New product introductions increased total segment sales by 4%. The new products included the SearchAlertTM, a snap-in lock and a toolbox push-button lock.

        The Security Products segment gross margin was 28.5% for both 2004 and 2003. Gross profit increased $886,000, or 8%, from 2003, primarily due to the 8% increase in sales.

        In the Metal Products segment, sales were down 14% from the previous year. Sales of contract castings were down 15% from 2003. The primary cause of the decrease in contract castings was the decision of two large accounts to move their remaining casting business to lower-cost, offshore sources. However, that decision itself resulted from our implementation of a new strategy - begun in 2003 and completed in 2004 - to focus on mine roof anchor systems.

        Sales of mine roof support anchors decreased 13% from 2003, mainly because one account chose to place some key business with a lower-cost, offshore supplier. The bulk of the reduction in sales involved the proprietary product that we had produced under contract for that customer until mid-2003. The loss of this business was partially offset by a 25% increase in sales to our second largest U.S. mining account. The U.S. coal mining industry grew through 2004 and the rate of growth into 2005 is over 6%. With rising oil prices, coal has been growing in importance as an energy source worldwide. The growth in coal consumption should provide new opportunities for mine roof anchor sales both in North America and Asia.

         To expand our markets and counter the lower demand in the U.S. for mine roof fasteners, resulting from changes in mining methods utilizing fewer roof anchors per ton of coal produced, during 2004 we entered into a technical agreement with the China University of Mining and Technology for the field-testing and eventual marketing of the Company's mechanical anchor systems, which are used to secure the roofs in underground mines. These tests have been substantially and successfully completed. We will now begin our marketing strategy to penetrate the mining market in China.

        In addition, to offset reduced demand for malleable iron castings, we have continued to develop our ductile iron casting capability. Shipments of ductile iron castings grew to 324 tons in 2004. While that accounts for only 6% of total sales in 2004, there is significant opportunity for growth in 2005.

        Gross margin for the Metal Products segment was 3.3% for 2004 as compared to 8.2% for 2003. Gross profit for 2004 decreased $735,000, or 66%, from 2003, primarily due to lower sales volume and the fixed costs associated with the business.

        The Company-wide gross margin percentage for 2004 was 0.7 points higher than in 2003 -- 25.1% versus 24.4%. Gross profit increased $3.5 million, or 16%, from 2003. The increase was due to more efficient utilization of manufacturing facilities resulting from higher sales volume; increased sales of higher-margin products; and lower group health insurance premiums resulting from the consolidation of several health plans in early 2004.

        Total selling and administrative expenses increased 14%, or $2.2 million, from 2003. The increase was due to higher wage expense and associated payroll charges; higher legal costs and the cost of a mediated settlement associated with the defense of a patent lawsuit (which the Company determined to be without merit); and costs associated with the establishment of the Shanghai facility.

         Operating profit for the Industrial Hardware segment was 10.7% of sales for 2004 as compared to 9.1% for 2003. Operating income grew $1.7 million, or 52%, from 2003 due to higher overall sales volume and increased sales of higher-margin products.

        In the Security Products segment, operating profit was 8.2% for 2004 as compared to 9.2% for 2003. Operating income decreased $150,000, or 4% from 2003. The decrease was primarily due to higher legal and settlement costs associated with the aforementioned patent lawsuit, and higher raw material costs. These higher costs were partially offset by increased sales volume in 2004 and by one-time charges in 2003 relating to the closing of the Company's Florida location and the launch of the SearchAlertTM product.

        The Metal Products segment recorded a 2004 operating loss of $548,000, or 4.7% of sales, as compared to a loss of $370,000, or 2.7%, in 2003. The erosion in operating profit was primarily the result of fixed costs relating to the operation of the foundry and the reduction in sales.

        Interest expense for the Company decreased 20%, or $258,000, from 2003 due to lower outstanding debt balances.

        Other income decreased 89%, or $186,000, from 2003. The decrease primarily reflected a gain in 2003 on the sale of common stock, and a drop in the interest income the Company received during 2004. The gain in 2003 totaled $167,000 and was from the sale of common stock received during 2001 from a single issuer in connection with the issuer's demutualization. The decrease in 2004 interest income of $19,000 was due to lower cash balances in the Company cash management program.

        The effective tax rate in 2004 was 30%, down from 38% in 2003. The decrease was primarily due to a change in the mix of taxable earnings in foreign jurisdictions with lower effective tax rates.


  FISCAL 2003 COMPARED TO FISCAL 2002

        The following table shows, for 2002 and 2003, selected line items from the consolidated statements of income as a percentage of net sales by segment.

                                                                 2003
                                                                 ----
                                          Industrial     Security        Metal
                                           Hardware      Products       Products      Total
                                          ----------     --------       --------      -----
       Net sales                             100.0%         100.0%        100.0%     100.0%
       Cost of products sold                  73.8%          71.5%         91.8%      75.6%
       Gross margin                           26.2%          28.5%          8.2%      24.4%

       Selling and administrative
           expense                            17.1%          19.3%         10.9%      17.1%
       Operating profit                        9.1%           9.2%         -2.7%       7.3%



                                                                  2002
                                                                  ----
                                          Industrial     Security        Metal
                                           Hardware      Products       Products      Total
                                          ----------     --------       --------      -----
       Net sales                             100.0%         100.0%        100.0%     100.0%
       Cost of products sold                  69.1%          71.7%         91.5%      74.6%
       Gross margin                           30.9%          28.3%          8.5%      25.4%

       Selling and administrative
           expense                            17.6%          20.1%         11.7%      17.6%
       Operating profit                       13.3%           8.2%         -3.2%       7.8%

        The following table shows the amount of change in selected data by segment during fiscal 2003 as compared to fiscal 2002 (in thousands):

                                      Industrial         Security           Metal
                                       Hardware          Products         Products       Total
                                      ----------         --------         --------       -----
        Sales                         $  6,151           $ 2,893          $ (2,074)     $  6,970
           Volume                           4%                6%             -17%             1%
           Prices                           0%                0%               3%             0%
           New Products                    17%                2%               1%             8%
                                      --------           -------          -------       --------
                                           21%                8%             -13%             9%

        Gross margin                  $    206           $   890          $  (208)      $    888
                                            2%                9%              -16%            4%

        Operating income              $   (666)          $   643          $   125       $    102
                                          -17%               22%             -25%             2%

        Net sales for 2003 increased 9% ($7.0 million) to $88.3 million from $81.3 million for 2002. Volume of existing products increased sales by 1%, while new product introductions increased sales by 8%.

        The Industrial Hardware segment experienced a 21% increase in sales. The increase in volume of existing products is the result of an increase in sales of heavy hardware sold to the tractor-trailer industry of 15% from 2002 levels. Sales to this market had been down since the latter half of 2000. This market is expected to grow throughout 2004 and into 2005 as the economy continues to expand. The rebound in the tractor-trailer market utilizing heavy hardware could be adversely affected by higher steel prices and diminishing allocation of raw materials.

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

        New product sale increases were the result of internally developed new products (for the utility truck and vehicular accessory markets), which increased sales by 6%, while sales of sleeper boxes for the Class 8 trailer truck market, resulting from the Canadian Commercial Vehicles acquisition, increased sales by 11%.

        Despite the sluggishness of the economy, the Company continued to invest in new products and search for business acquisitions that complement its existing operations or provide opportunities to enter new markets.

        The Industrial Hardware segment gross margin was 26.2% for 2003 as compared to 30.9% of sales for 2002. The decrease in the gross margin percentage is the result of a greater number of lower margin products being sold as the result of the inclusion of the Canadian Commercial Vehicle acquisition for the full year of 2003. This company sells sleeper boxes for the Class 8 truck market which are sold at a much lower profit margin than our traditional transportation and industrial products. In addition, higher material, labor and benefit costs further reduced margins since the Company was unable to pass price increases along to our customers.

        In the Security Products segment, sales were 8% higher than in 2002. The increase in volume of existing products was the result of sales of high-security locks for coin-operated vending and gaming equipment being up 50% in 2003. That increase was primarily the result of our gaining market share from our competition in an otherwise flat market. Sales of locks for access doors, furniture, electronics equipment and vehicular applications were up 24% from 2002 levels, mainly through taking market share from our competition. However, some of the sales increases were offset by slight declines in sales of locks to the computer industry and to lock distributors servicing lower-volume accounts and sales to the industrial controls and accessories market decreased 8%.

      Sales of luggage locks for the travel industry declined 58%. Sales to this market had been hard-hit in the wake of the September 11, 2001, terrorist attacks, and they continued to be impacted by a Transportation Security Administration ("TSA") declaration that passengers should not lock their checked baggage on commercial airline flights. Responding to the TSA declaration, the CCL Security Products Division in late 2003, introduced the SearchAlertTM, a new lock which meets all the requirements established by Travel SentryTM, the standard setting group created to work closely with the TSA and the luggage lock manufacturers. SearchAlertTM allows the TSA to unlock and inspect airline passengers' bags without destroying the lock and lets the bags' owner know if the bag has been opened via an access indicator. The Company expects this lock to have a significant effect on luggage lock sales in 2004.

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

        New product introductions increased sales by 2% which included Presto Seals, Remote Keyless Entry systems and SearchAlertTM.

        The Security Products segment gross margin was 28.5% for 2003 as compared to 28.3% of sales for 2002. The gross profit increased $890,000, or 9%, from 2002 primarily due to the aforementioned increase in sales of 8%.

        In the Metal Products segment, total sales were down 13% from the previous year. While the sale of the Company's proprietary mine roof anchor systems decreased slightly compared to 2002, sales of contract castings were down 29% from 2002. This decrease was caused mainly by the company's decision to focus its efforts more intensively on its mine roof anchor systems.

        Because of lower labor and operating costs in countries such as China, Mexico and Germany, and in some cases favorable monetary exchange rates, the price of imported castings is often well below that of U.S. produced castings. However, the Company will continue to offer contract castings to customers when profit margins are acceptable.

        The slight decrease in the sales of mine roof anchors reflected lower demand for these products partly as a result of fairly stable weather conditions which reduces the demand for power which in turn reduces the demand for coal. In addition, the increased use of mining techniques such as strip and long well mining require none or fewer roof anchor supports than underground mining.

        The new Energy Information Administration ("EIA") projects that coal will increase its share of U.S. electricity generation from 50% in 2002 to 52% by 2025. The National Energy Policy legislation currently before Congress aims at providing affordable coal-based electricity to business and consumers and at providing additional incentives for the deployment of clean coal technologies. The EIA's Annual Energy Outlook 2004 increased its projection by 5% to 112 gigawatts of new coal-fired generating capacity plants will be deployed over the next 20 years.

        Management continues to believe that coal will remain the backbone of the U.S. energy supply. Total coal production in 2004 is projected to increase 3.5% from 2003. Although the demand for coal is influenced by the weather, the rising price of natural gas, advances in hydrogen technology and the growing need for fuel diversity have positioned coal usage for growth.

        In order to maintain utilization rates in its manufacturing plant, the Company has been developing capabilities for producing castings using ductile iron (previously, it used only malleable iron in its casting products). While the Company has filled several small orders, the Company is still refining and perfecting its ductile iron capabilities. Although the new capabilities will enable the Company to supply additional products and services to its customers, further capital investments may be required to make the casting of larger quantities possible.

        The Metal Products Segment gross margin was 8.2% for 2003 as compared to 8.5% of sales for 2002. Gross profit decreased $208,000, or 15.7%, from 2002 primarily due to the aforementioned 13.2% decrease in sales from 2002.

        The total Company gross margin percentage for 2003 was 1 percentage point below the 2002 level--24.4% versus 25.4%. The decrease was the result of increased costs for group health insurance, property and liability insurance and pensions.

        Total selling and administrative expenses increased 5.5%, or $786,000, from 2002. The increase was due to increased wage expense and associated payroll charges; higher legal costs associated with the defense and settlement of a patent lawsuit (which the Company had determined was without merit); costs associated with the establishment of the Shanghai manufacturing facility and non-capital costs associated with the updating of information technology equipment.

        The Industrial Hardware segment operating profit was 9.1% for 2003 as compared to 13.3% of sales for 2002. Operating profit decreased $666,000, or 17.1%, from 2002 due to increased wage expense and associated payroll charges, costs associated with the establishment of the Shanghai facility and non-capital costs associated with the updating of information technology equipment.

        The Security Products segment operating profit was 9.2% for 2003 as compared to 8.2% of sales for 2002. Operating profit increased $643,000, or 22% from 2002 primarily due to selling and administrative expenses as a percent of sales despite higher legal costs associated with the aforementioned defense of a patent lawsuit.

        The Metal Product segment operating loss was $370,000, or 2.7%, for 2003 as compared to a loss of $495,000, or 3.2%, of sales for 2002. The reduction in operating losses is primarily the result of lower commission expenses as the result of lower sales.

        Interest expense decreased 24%, or $413,000, from 2002 due to lower outstanding debt balances.

        Other income increased 209%, or $141,000, from 2002 primarily due to a gain in the sale of common stock of a single issuer received during 2001 in connection with the demutualization of the issuer. The gain of $167,000 was offset by a reduction of $26,000 in interest income the Company received in its cash management program.

        The effective tax rate in 2003 was 38%, up from 31% in 2002. The increase in the effective income tax rate in the current year is primarily due to a change in the mix of taxable earnings in foreign jurisdictions with higher effective tax rates and the imposition of higher state tax rates.

  LIQUIDITY AND SOURCES OF CAPITAL

        The Company's financial position remained strong throughout 2004. The primary source of the Company's cash is earnings from operating activities adjusted for cash generated from or used in net working capital. The most significant recurring non-cash items included in income are depreciation and amortization expense. Changes in working capital fluctuate with the changes in operating activities. As sales increase, there generally is an increased requirement for working capital. Since increases in working capital reduce the Company's cash, management attempts to keep the Company's investment in net working capital at a reasonable level by closely monitoring inventory levels (by matching production to expected market demand), keeping tight control over the collection of receivables, and optimizing payment terms on its trade and other payables.

        The Company is dependent on the continued demand for its products and subsequent collection of accounts receivable from its customers. The Company serves a broad base of customers and industries with a variety of products. As a result, any fluctuations in demand or payment from a particular industry or customer will not have a material impact on the Company's sales and collection of receivables. Management expects that the Company's foreseeable cash needs for operations, capital expenditures, debt service and dividend payments will continue to be met by the Company's operating cash flows and existing credit facility.

                                                        2004      2003     2002
                                                        ----      ----     ----
        Current ratio                                    2.9       3.5      3.5
        Average days' sales in accounts receivable        47        48       50
        Inventory turnover                               3.7       4.1      3.7
        Ratio of working capital to sales               26.7%     28.2%    31.5%
        Total debt to shareholders' equity              36.1%     44.0%    56.9%

        At January 1, 2005, January 3, 2004, and December 28, 2002, the Company had cash and cash equivalents of $4.4 million, $4.9 million and $5.9 million, respectively, and working capital of $26.7 million, $24.9 million and $25.6 million, respectively.

        Net cash provided by operating activities was $4.9 million in 2004 compared to $6.4 million in 2003 and $11.4 million in 2002. The $1.5 million decrease from 2003 to 2004 and the $5.0 million decrease from 2002 to 2003 related primarily to changes in the components of working capital. Excluding such changes, the net cash provided by operating activities would have been $8.4 million, $7.5 million and $7.5 million in 2004, 2003 and 2002, respectively. During 2004, working capital used approximately $3.6 million in cash as a result of increased sales activity. Included in this amount was a $3.3 million increase in inventories and a $1.6 million increase in accounts receivable, offset by a $500,000 increase in accounts payable and a $800,000 increase in accrued compensation. In 2003, working capital components used cash totaling $1.1 million; substantially all of this amount was due to changes in accounts receivable, inventories, prepaid expenses and accounts payable. The increases were a result of higher sales volume in the fourth quarter of 2003. In 2002, working capital components provided $3.9 million in cash; this was primarily the result of a general decrease in inventories across all segments of the business.

        During 2004, the Company used $2.0 million of cash in investing activities, virtually all of them related to the purchase of fixed assets. In 2003, the Company used $1.8 million in investing activities - approximately $2.8 million related to the purchase of fixed assets, offset by the proceeds from the sale of common stock held for investment. During 2002, the Company used $1.9 million in investing activities - $1.6 million for the purchase of fixed assets, and $300,000 for the acquisition of Canadian Commercial Vehicles Corporation and certain assets of the Big Tag Division of Dolan Enterprises, Inc. The Company expects capital expenditures for 2005 to be approximately $2 million to $3 million.

        Net cash used by financing activities totaled $3.4 million, $5.6 million and $8.5 million in 2004, 2003 and 2002, respectively. Of those amounts, $2.0 million, $3.2 million and $3.4 million related to the principal payments of long-term debt in 2004, 2003 and 2002 respectively. The first $600,000 scheduled long-term debt payment for calendar 2004 was included in fiscal 2003. In addition, the Company elected to pay down $500,000 and $3.5 million on its revolving credit line in 2003 and 2002, respectively.

        The Company leases certain equipment and buildings under cancelable and non-cancelable operating leases expiring at various dates up to 10 years. Rent expense amounted to approximately $642,000, $383,000 and $306,000 in 2004, 2003 and 2002, respectively.

        On December 27, 2002, the Company amended its unsecured loan agreement (the Loan Agreement) with its lender. Under the amended agreement, the term portion of the Loan Agreement ($18.6 million at the end of 2002) was paid in quarterly installments of $600,000 during 2003, with payments increasing annually after 2004 until maturity on January 1, 2009. During fiscal 2003, the Company made its regular quarterly payments and also made its first scheduled payment of $600,000 for calendar 2004. As a result, the remaining term portion of the Loan Agreement at year-end 2003 was $15.6 million. As required, the Company maintains an interest rate swap contract with the lender with an original amount of $15.0 million; this amount is reduced on a quarterly basis in accordance with the principal repayment schedule of the term portion of the Loan Agreement ($6.6 million on January 1, 2005, and $8.4 million on January 3, 2004). The interest rate on the swap contract is fixed at 9.095%. Under the revolving credit portion of the Loan Agreement, the Company may borrow up to $7.5 million through July 1, 2005, and must pay a quarterly commitment fee of 0.25% on the unused portion. As of January 1, 2005, $1.0 million was outstanding under the revolver portion of the Loan Agreement. The Company's loan covenants restrict it from incurring any indebtedness (from any person other than the lender) that exceeds the aggregate sum of $1.5 million, or that exceeds $1.0 million in any single transaction, without the express consent of the lender or until the full payment of the current obligation has been made.

        During the first quarter of 2005, the Company plans to borrow an additional $3 million under its revolving credit facility to cover short-term cash requirements.

  Tabular Disclosure of Contractual Obligations

        The Company's known contractual obligations as of January 1, 2005, are shown below:

                                                                  Payment due by period
                                                                  ---------------------
                                                            Less than                            More than
  Contractual Obligations (in thousands)         Total        1 Year    1-3 Years    3-5 Years    5 Years

  Long-term debt obligations                   $ 14,825      $  3,800   $  6,800    $  4,225     $    -
  Estimated interest on long-term debt
        and capital lease obligations             1,507           671        659         177          -
  Capital lease obligations                         990           210        452         328          -
  Operating lease obligations                     2,049           614        959         476          -
  Estimated contributions to pension
        plans                                     5,800         1,506      3,767         527          -
  Estimated post-retirement benefits
        other than pensions                       1,117           152        317         316          332
                                               --------      --------   --------    ---------    --------
  Total                                        $ 26,288      $  6,953   $ 12,954    $   6,049    $    332
                                               ========      ========   ========    =========    ========


        The amounts shown in the above table for estimated contributions to pension plans and estimated post-retirement benefits other than pensions are based on the assumptions in Note 10 to the consolidated financial statements as well as the assumption that participant counts will remain stable.

        The Company does not have any non-cancelable open purchase orders.

        The Company maintains a letter of credit in the amount of $900,000 related to its capital lease. The letter of credit reserves that amount from the Company's revolving credit agreement under terms of the capital lease agreement.

  ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's foreign manufacturing facilities account for approximately 22% of total sales and 19% of total assets. Its U.S. operations buy from and sell to these foreign affiliates, and also make limited sales (approximately 10% of total sales) to nonaffiliated foreign customers. This trade activity could be affected by fluctuations in foreign currency exchange or by weak economic conditions. The Company's currency exposure is concentrated in the Canadian dollar, Mexican peso, New Taiwan dollar, Chinese RMB and Hong Kong dollar. Because of the Company's limited exposure to any single foreign market, any exchange gains or losses have not been material and are not expected to be material in the future. Had the exchange rate as of January 1, 2005 for all of the listed currencies changed by 1%, the total change in reported earnings would have been less than $25,000. As a result, the Company does not attempt to mitigate its foreign currency exposure through the acquisition of any speculative or leveraged financial instruments. In 2004, a 10% increase/decrease in exchange rates would have resulted in a translation increase/decrease to sales of approximately $2.0 million, and to equity of approximately $1.3 million.

        The Company is exposed to interest rate risk with respect to its unsecured Loan Agreement, which provides for interest based on LIBOR plus a spread of up to 2%. The spread is determined by a comparison of the Company's operating performance with agreed-upon financial targets. Since the Company's performance depends to a large extent on the overall economy, the interest rate paid by the Company under its Loan Agreement is closely linked to the trend in the U.S. economy. The current interest rate spread is 1.75% on the term loan portion and 1.50% on the revolving credit line portion of the Loan Agreement. Changes in LIBOR rates will also affect the Company's interest expense. To hedge against future LIBOR rate increases, the Company has a swap contract on a portion of the term loan under the Loan Agreement. The interest rate on the swap contract is 9.095% and the swap contract expires on July 1, 2005. The notional amount of the swap contract is reduced on a quarterly basis in accordance with the principal repayment schedule for the term portion of the Loan Agreement. The notional amount of the swap contract was $6.6 million as of January 1, 2005.

        The remainder of the term debt is subject to the volatility of short-term interest rates, where a 1% change in interest rates would cause an $82,250 increase or decrease in the Company's annual interest cost. While the Company could enter into an additional swap agreement to fix the rate, it does not expect to do so.


  ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Eastern Company

  Consolidated Balance Sheets

                                                                 January 1           January 3
                                                                   2005                2004
                                                                   ----                ----
ASSETS
Current Assets
    Cash and cash equivalents                                  $  4,420,506         $  4,896,816
    Accounts receivable, less allowances of $332,000
       in 2004 and $302,000 in 2003                              12,528,189           11,036,760

    Inventories:
       Raw materials and component parts                         11,279,981            8,687,003
       Work in process                                            3,670,812            4,112,625
       Finished goods                                             5,526,811            4,126,920
                                                               ------------         ------------
                                                                 20,477,604           16,926,548

    Prepaid expenses and other assets                             2,258,642            1,642,513
    Deferred income taxes                                           739,500              462,700
                                                               ------------         ------------
Total Current Assets                                             40,424,441           34,965,337

Property, Plant and Equipment
    Land                                                            702,416              701,923
    Buildings                                                    11,856,933           11,468,122
    Machinery and equipment                                      29,471,908           30,649,120
    Accumulated depreciation                                    (18,124,710)         (17,888,740)
                                                               ------------         ------------
                                                                 23,906,547           24,930,425

Other Assets
    Goodwill                                                     10,604,286           10,519,766
    Trademarks                                                      174,527              167,607
    Patents, technology, and licenses, less accumulated
       amortization of $1,869,970 in 2004 and
       $1,513,029 in 2003                                         1,743,266            1,877,408
    Intangible pension asset                                        870,064              964,592
    Prepaid pension cost                                            348,634            1,192,281
                                                               ------------         ------------
                                                                 13,740,777           14,721,654
                                                               ------------         ------------
                                                               $ 78,071,765         $ 74,617,416
                                                               ============         ============

 Consolidated Balance Sheets

                                                                 January 1           January 3
                                                                   2005                2004
                                                                   ----                ----
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable                                           $  5,010,271         $  4,246,633
    Accrued compensation                                          2,472,944            1,782,408
    Other accrued expenses                                        2,239,668            2,034,918
    Current portion of long-term debt                             4,009,811            2,007,273
                                                               ------------         ------------
Total Current Liabilities                                        13,732,694           10,071,232

Deferred income taxes                                             1,452,134            1,243,264
Long-term debt, less current portion                             11,804,861           15,814,669
Accrued post-retirement benefits                                  2,219,821            2,384,770
Accrued pension cost                                              4,885,160            4,015,858
Interest rate swap obligation                                       160,417              580,055

Shareholders' Equity
    Voting Preferred Stock, no par value:
       Authorized and unissued: 1,000,000 shares
    Nonvoting Preferred Stock, no par value:
       Authorized and unissued: 1,000,000 shares
    Common Stock, no par value:
       Authorized: 25,000,000 shares
       Issued: 5,323,593 shares in 2004 and 5,296,381
          shares in 2003                                         17,583,561           17,177,797
    Treasury Stock: 1,688,726 shares in 2004 and 1,680,342
       shares in 2003                                           (16,655,041)         (16,512,848)
    Retained earnings                                            47,568,571           44,406,855
    Accumulated other comprehensive income (loss):
       Foreign currency translation                                 463,804             (166,295)
       Additional minimum pension liability, net of taxes        (5,047,800)          (4,049,886)
       Derivative financial instruments, net of taxes               (96,417)            (348,055)
                                                               ------------         ------------
                                                                 (4,680,413)          (4,564,236)
                                                               ------------         ------------
Total Shareholders' Equity                                       43,816,678           40,507,568
                                                               ------------         ------------
                                                               $ 78,071,765         $ 74,617,416
                                                               ============         ============

 See accompanying notes.

 Consolidated Statements of Income

                                                                                   Year ended

                                                              January 1            January 3           December 28
                                                                 2005                2004                 2002
                                                              ---------            ---------           -----------
Net sales                                                   $ 100,130,158       $  88,306,581        $  81,337,207

Cost of products sold                                         (74,999,119)        (66,718,641)         (60,637,151)
                                                            -------------       -------------        -------------
Gross margin                                                   25,131,039          21,587,940           20,700,056

Selling and administrative expenses                           (17,280,348)        (15,103,624)         (14,317,256)
                                                            -------------       -------------        -------------
Operating profit                                                7,850,691           6,484,316            6,382,800

Interest expense                                               (1,044,490)         (1,302,830)          (1,716,056)
Other income                                                       22,838             209,004               67,564
                                                            -------------       -------------        -------------
Income before income taxes                                      6,829,039           5,390,490            4,734,308

Income taxes                                                    2,071,338           2,028,868            1,442,408
                                                            -------------       -------------        -------------
Net income                                                  $   4,757,701       $   3,361,622        $   3,291,900
                                                            =============       =============        =============
Earnings per Share:
    Basic                                                         $  1.31             $   .93              $   .91
                                                            =============       =============        =============

    Diluted                                                       $  1.27             $   .92              $   .89
                                                            =============       =============        =============

 See accompanying notes.

 Consolidated Statements of Comprehensive Income (Loss)

                                                                                   Year ended

                                                                January 1            January 3            December 28
                                                                   2005                 2004                  2002
                                                                ---------            ---------            -----------
Net income                                                    $   4,757,701       $   3,361,622        $   3,291,900
Other comprehensive income/(loss) -
    Change in foreign currency translation                          630,099             731,842              258,378
    Change in fair value of derivative financial
       instruments, net of income taxes (benefit) of
       $168,000, $223,000 and ($33,000) in 2004, 2003
       and 2002, respectively                                       251,638             335,031              (50,666)
    Unrealized gain on investment in common stock:
         Unrealized holding gains, net of income taxes
             (benefit) of $42,900 and ($17,500) in 2003
             and 2002, respectively                                     -                64,795              (25,079)
         Less reclassification adjustment for realized
             gains included in net income, net of
             income tax benefit of $66,100 in 2003                      -              (100,688)                   -
    Change in additional minimum pension liability net
       of income taxes (benefit) of ($227,839) in 2004,
       $15,992 in 2003 and ($2,715,913) in 2002                    (997,914)             23,984           (4,073,870)
                                                              -------------       -------------        -------------
                                                                   (116,177)          1,054,964           (3,891,237)
                                                              -------------       -------------        -------------
Comprehensive income/(loss)                                   $   4,641,524       $   4,416,586        $    (599,337)
                                                              =============       =============        =============

See accompanying notes.

 Consolidated Statements of Shareholders' Equity

                                                                Common          Treasury          Treasury           Retained
                                             Common Shares       Stock           Shares             Stock            Earnings
                                             -------------     --------         --------          --------           --------
Balances at December 29, 2001                  5,281,505     $ 16,978,422      (1,652,320)     $ (16,139,267)      $ 40,944,315
Net income                                                                                                            3,291,900
Cash dividends declared, $.44 per
    share                                                                                                            (1,597,864)
Purchase of Common Stock for
    treasury                                                                       (5,000)           (55,855)
Issuance of Common Stock for
    directors'fees                                 7,684          100,395
                                               ---------     ------------      ----------      -------------       ------------
Balances at December 28, 2002                  5,289,189       17,078,817      (1,657,320)       (16,195,122)        42,638,351
Net income                                                                                                            3,361,622
Cash dividends declared, $.44 per
    share                                                                                                            (1,593,118)
Purchase of Common Stock for
    treasury                                                                                         (23,022)          (317,726)
Issuance of Common Stock for
    directors' fees                                7,192           98,980
                                               ---------     ------------      -----------     -------------       ------------
Balances at January 3, 2004                    5,296,381       17,177,797      (1,680,342)       (16,512,848)        44,406,855
Net income                                                                                                            4,757,701
Cash dividends declared, $.44 per
    share                                                                                                            (1,595,985)
Purchase of Common Stock for
    treasury                                                                       (8,384)          (142,193)
Issuance of Common Stock upon
    the exercise of stock options                 22,500          324,800
Issuance of Common Stock for
    directors' fees                                4,712           80,964
                                               ---------     ------------      ----------      -------------       ------------
Balances at January 1, 2005                    5,323,593     $ 17,583,561      (1,688,726)     $ (16,655,041)      $ 47,568,571
                                               =========     ============      ==========      =============       ============


 See accompanying notes.

 Consolidated Statements of Cash Flows

                                                                                    Year ended

                                                              January 1           January 3          December 28
                                                                2005                 2004                2002
                                                              ---------           ---------          -----------
Operating Activities
Net income                                                  $  4,757,701        $  3,361,622        $  3,291,900
Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                           3,461,411            3,619,328           3,565,460
       Loss on sale of equipment and other assets                 67,620                    -                   -
       Provision for doubtful accounts                           112,222              220,902              91,296
       Deferred income taxes                                      (8,092)             390,788             454,200
       Gain on sale of investment                                      -             (166,788)                  -
       Issuance of Common Stock for directors' fees               80,964               98,980             100,395
       Changes in operating assets and liabilities:
          Accounts receivable                                 (1,639,624)            (322,902)            259,870
          Inventories                                         (3,299,948)            (270,871)          2,191,677
          Prepaid expenses and other                            (634,445)            (326,025)           (137,673)
          Prepaid pension cost                                   581,724              (99,100)            349,385
          Other assets                                          (105,674)            (113,840)             47,536
          Accounts payable                                       495,218              364,306             170,023
          Accrued compensation                                   790,492             (181,908)          1,002,865
          Other accrued expenses                                 194,244             (204,275)            (19,211)
                                                            ------------        -------------       -------------
Net cash provided by operating activities                      4,853,813            6,370,217          11,367,723

Investing Activities
Purchases of property, plant and equipment                    (2,062,313)          (2,763,130)         (1,559,863)
Proceeds from sale of equipment and other assets                  13,367                    -                   -
Business acquisitions, net of cash acquired                            -                    -            (303,746)
Proceeds from sale of investment                                       -              915,133                   -
                                                            ------------        -------------       -------------
Net cash used in investing activities                         (2,048,946)          (1,847,997)         (1,863,609)

Financing Activities
Principal payments on long-term debt                          (2,007,357)          (3,732,726)         (6,853,694)
Proceeds from sales of Common Stock                              324,800                    -                   -
Purchases of Common Stock for treasury                          (142,193)            (317,726)            (55,855)
Dividends paid                                                (1,595,985)          (1,593,118)         (1,597,864)
                                                            ------------        -------------       -------------
Net cash used in financing activities                         (3,420,735)          (5,643,570)         (8,507,413)

Effect of exchange rate changes on cash                          139,558               78,934             (12,489)
                                                            ------------        -------------       -------------
Net change in cash and cash equivalents                         (476,310)          (1,042,416)            984,212

Cash and cash equivalents at beginning of year                 4,896,816            5,939,232           4,955,020
                                                            ------------        -------------       -------------
Cash and cash equivalents at end of year                    $  4,420,506        $   4,896,816       $   5,939,232
                                                            ============        =============       =============

 See accompanying notes.

The Eastern Company

Notes to Consolidated Financial Statements


1. OPERATIONS

The operations of The Eastern Company (the "Company") consist of three business segments: industrial hardware, security products, and metal products. The industrial hardware segment produces latching devices for use on industrial equipment and instrumentation as well as a broad line of proprietary hardware designed for truck bodies and other vehicular type equipment. The security products segment manufactures and markets a broad range of locks for traditional general purpose security applications as well as specialized locks for soft luggage, coin-operated vending and gaming equipment, and electric and computer peripheral components. This segment also manufactures and markets coin acceptors and metering systems to secure cash used in the commercial laundry industry and produces cashless payment systems utilizing advanced smart card technology. The metal products segment produces anchoring devices used in supporting the roofs of underground coal mines and specialty products, which serve the construction, automotive and electrical industries.

Sales are made to customers primarily in North America.

2. ACCOUNTING POLICIES

ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to estimates and assumptions include valuation allowances for receivables and inventories; and assets and obligations related to employee benefit plans.

FISCAL YEAR

The Company's year ends on the Saturday nearest to December 31.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany accounts and transactions are eliminated. Effective for 2004, all locations, including subsidiaries in Asia and Mexico, are consolidated as of the Company's fiscal year end of January 1, 2005. The Company has historically consolidated its subsidiaries located in Asia and Mexico as of November 30, which has resulted in a thirteenth period being included in the 2004 year end consolidation. The inclusion of the additional period increased revenue by less than 0.5% and increased net income approximately 3%.

CASH EQUIVALENTS

Highly liquid investments purchased with an original maturity of three months or less are considered cash equivalents.

FOREIGN CURRENCY TRANSLATION

For foreign operations, balance sheet accounts are translated at the current year-end exchange rate; income statement accounts are translated at the average exchange rate for the year. Resulting translation adjustments are made directly to a separate component of shareholders' equity--"Accumulated other comprehensive income (loss) - foreign currency translation". Foreign currency exchange transaction gains and losses are not material in any year.

The Eastern Company

2. ACCOUNTING POLICIES (continued)

RECOGNITION OF REVENUE AND ACCOUNTS RECEIVABLE

Revenue and accounts receivable are recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred, and there is a reasonable assurance of collection of the sales proceeds. The Company obtains written purchase authorizations from its customers for a specified amount of product at a specified price and delivery occurs at the time of shipment. Credit is extended based on an evaluation of each customer's financial condition; collateral is not required. Accounts receivable are recorded net of applicable allowances. Revenues from the sale of products to distributors fall under the same guidelines. The Company does not offer any special right of return, stock rotation or price protection to its distributors or the end customers.

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

INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method in the U.S. ($15,296,932 for U.S. inventories at January 1, 2005) and by the first-in, first-out (FIFO) method for inventories outside the U.S. ($5,180,672 for inventories outside the U.S. at January 1,
2005). Current cost exceeds the LIFO carrying value by approximately $3,922,000 at January 1, 2005 and $3,677,000 at January 3, 2004. There was no material LIFO quantity liquidation in 2004 or 2003.

PROPERTY, PLANT AND EQUIPMENT AND RELATED DEPRECIATION

Property, plant and equipment (including equipment under capital lease) are stated at cost. Depreciation ($3,131,483 in 2004, $3,118,885 in 2003 and $3,006,994 in 2002) is computed generally using the straight-line method based on the following estimated useful lives of the assets: Buildings 10 to 39.5 years; Machinery and equipment 3 to 10 years.

GOODWILL AND INTANGIBLES

Patents are recorded at cost and are amortized using the straight-line method over the lives of the patents. Technology and licenses are recorded at cost and are generally amortized on a straight-line basis over periods ranging from 5 to 17 years. Amortization expense in 2004, 2003 and 2002 was $329,927, $500,443 and $558,466, respectively. Total amortization expense for each of the next five years is estimated to be as follows: 2005 - $177,064; 2006 - $170,397; 2007 -
$162,768; 2008 - $160,250; and 2009 - $117,250.

Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets, classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. The Company reviews goodwill and intangible assets with indefinite lives for impairment annually and/or if events or changes in circumstances indicate the carrying

The Eastern Company

2. ACCOUNTING POLICIES (continued)

value of an asset may have been impaired. The Company reviews intangible assets with definite lives for impairment whenever conditions exist that indicate the carrying value may not be recoverable, such as economic downturn in a market or a change in the assessment of future operations. Goodwill and intangible assets are considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Fair values are primarily established using discounted cash flow methodology. The determination of discounted cash flows is based on the business' strategic plans and long-range forecasts. The revenue growth rates included in the plans are management's best estimates based on current and forecasted market conditions, and the profit margin assumptions are projected by each segment based on the current cost structure and anticipated cost changes.

The Company performs an annual impairment test of its goodwill and trademarks during the second quarter of each year. Goodwill and trademarks were not impaired in 2004, 2003 or 2002. Trademarks are not amortized as their lives are deemed to be indefinite.

The following is a roll-forward of goodwill for 2004 and 2003:

                                                 2004            2003
                                                ------          ------
             Beginning balance               $ 10,519,766     $ 10,364,140
             Foreign exchange                      84,520          155,626
                                             ------------     ------------
             Ending balance                  $ 10,604,286     $ 10,519,766
                                             ============     ============

COST OF PRODUCTS SOLD

The Company includes the cost of inventory sold and related costs for the acquisition and distribution of its product in cost of products sold. These costs include inbound freight charges, receiving, inspection, purchasing and warehousing related costs.

SELLING AND ADMINISTRATIVE EXPENSES

All advertising, selling, general consulting, executive salaries, regulatory compliance, audit, legal and professional fees are included in selling and administrative expenses.

PRODUCT DEVELOPMENT COSTS

Product development costs, charged to expense as incurred, were $1,166,747 in 2004, $1,115,329 in 2003 and $1,040,661 in 2002.

ADVERTISING COSTS

The Company expenses advertising costs as incurred. Advertising costs were $447,778 in 2004, $449,304 in 2003 and $495,889 in 2002.

INCOME TAXES

The Company and its subsidiaries file a consolidated federal income tax return.

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Eastern Company

2. ACCOUNTING POLICIES (continued)

EARNINGS PER SHARE

The denominators used in the earnings per share computations follow:

                                                     2004                2003                2002
                                                     ----                ----                ----
Basic:
Weighted average shares outstanding                3,627,541           3,620,593           3,631,278
                                                   ---------           ---------           ---------
Denominator for basic earnings per share           3,627,541           3,620,593           3,631,278
                                                   =========           =========           =========
Diluted:
Weighted average shares outstanding                3,627,541           3,620,593           3,631,278
Dilutive stock options                               118,160              38,372              49,806
                                                   ---------           ---------           ---------
Denominator for diluted earnings per share         3,745,701           3,658,965           3,681,084
                                                   =========           =========           =========

The Company has excluded the effect of 69,500, 177,500 and 547,500 shares in 2004, 2003 and 2002, respectively, from the above dilutive stock options, as their inclusion would be anti-dilutive.

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

The Company's interest rate swap agreement is considered "effective" through use of the short-cut method, as defined under Financial Accounting Standards Board ("FASB") Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and, as a result, changes in the fair value of the derivative are recorded in current assets or liabilities with the offset amount recorded to accumulated other comprehensive income (loss) in shareholders' equity.

STOCK BASED COMPENSATION

The Company accounts for stock options in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. As such, it does not recognize compensation expense for stock options granted under its stock option plans if the exercise price is at least equal to the fair market value of the Company's common stock on the date granted. Since no options were granted below fair market value in 2004, 2003 or 2002, no compensation expense has been recorded.

The fair value of stock  options  was  estimated  at the date of grant using the
Black-Scholes   option   pricing  model  with  the  following   weighted-average
assumptions for 2004, 2003, and 2002:

                                              2004         2003         2002
                                              ----         ----         ----
      Risk free interest rate                 3.48%         3.18%        3.89%
      Expected volatility                     0.295         0.287        0.309
      Expected option life                    5 years       5 years      5 years
      Weighted-average dividend yield         2.2%          2.9%         3.1%

The Eastern Company

2. ACCOUNTING POLICIES (continued)

 The weighted average fair market value of the shares granted under options was $20.37 in 2004, $15.30 in 2003, and $14.19 in 2002. The weighted average fair value of options, estimated using the Black-Scholes option pricing model based on the assumptions in the above table, was $5.15 in 2004, $3.37 in 2003, and $3.42 in 2002.

 Pro forma information regarding net income and earnings per share, as required by Statement No. 123, Accounting for Stock-Based Compensation, has been determined as if the Company had accounted for its employee stock options under the fair value method.

                                                              (in thousands, except per share amounts)
                                                                2004           2003             2002
                                                                ----           ----             ----

       Net income, as reported                                 $4,758         $3,362           $3,292

       Deduct: Total stock-based employee
       compensation expense determined under fair
       value-based method for all awards granted
       since July 19, 2000, net of related tax effects            311             85              138
                                                               ------         ------           ------
       Pro forma net income                                    $4,447         $3,277           $3,154
                                                               ======         ======           ======

       Earnings per share:
       Basic - as reported                                      $1.31          $0.93            $0.91
       Basic - pro forma                                        $1.23          $0.91            $0.87

       Diluted - as reported                                    $1.27          $0.92            $0.89
       Diluted - pro forma                                      $1.19          $0.90            $0.86

For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the stock options' vesting period ranging from 1 to 5 years. The pro forma effect on net income and related earnings per share may not be representative of future years' impact since the terms and conditions of new grants may vary from the current terms.

RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the 2004 presentation.

The Eastern Company

3. BUSINESS ACQUISITIONS

Effective October 1, 2002, the Company acquired all of the issued and outstanding stock of Canadian Commercial Vehicles Corporation ("CCV") for cash of approximately $70,000 and the assumption of approximately $130,000 of debt, which the Company paid upon closing. CCV was established as a Canadian subsidiary of The Eastern Company, located in Kelowna, British Columbia, Canada. CCV manufactures lightweight sleeper boxes used in Class 8 trailer trucks.

Effective March 1, 2002, the Company acquired certain assets of the Big Tag Division of Dolan Enterprises, Inc. for cash of approximately $260,000. Big Tag was merged into the CCL division of the Company located in Wheeling, Illinois. Big Tag provides high-visibility, custom luggage tags, which the Company markets in conjunction with its custom logo luggage locks to the travel, incentive and premium markets.

The above acquisitions have been accounted for using the purchase method. The acquired businesses are included in the consolidated operating results of the Company from their date of acquisition. The excess of the cost of the acquired businesses over the fair market value of the net tangible and intangible assets acquired has been allocated to goodwill. The effect of these acquisitions on the Company's consolidated financial position and operation results is not material.

4. CONTINGENCIES

The Company is party to various legal proceedings and claims related to its normal business operations. In the opinion of management, the Company has substantial and meritorious defenses for these claims and proceedings in which it is a defendant, and believes these matters will be ultimately resolved without a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company. The aggregate provision for losses related to contingencies arising in the ordinary course of business was not material to operating results in 2003 and 2002.

The Company was a party to a patent infringement suit filed on December 23, 2002 in the U.S. District Court for the Eastern District of Texas, Marshall Division, Civil Action Number 2-03-CV005-TJW. Imonex Services, Inc. (the "Plaintiff") alleged the Company infringed on two of its patents. The Plaintiff was seeking a permanent injunction against the Company's direct and inducing infringement of its patents. The Plaintiff was also seeking an unspecified amount of damages, treble damages for willful infringement, interest on the damages, reimbursement of legal expenses and other such relief as the court deemed just and proper. Although management determined that the suit was without merit, the Company agreed to a mediated settlement of $400,000, which was recorded as a charge to earnings in 2004. In addition to the settlement, the Company incurred approximately $115,000 of legal expenses in 2003 and $398,000 of legal expenses in 2004 relating to this suit. The legal expenses combined with the settlement resulted in charges to earnings, net of taxes, of $484,000, or $0.13 per diluted share, in 2004.

5. DEBT

The Company has an unsecured loan agreement ("Loan Agreement"), which includes a term portion and a revolving credit portion. The term portion of the Loan Agreement is payable in quarterly principal payments of $700,000 in 2005 and increases annually through maturity on January 1, 2009. The first payment of calendar 2004 was made in fiscal 2003. The Company may borrow up to $7,500,000 through July 1, 2005 under the revolving credit portion of the Loan Agreement, with a quarterly commitment fee of 0.25% on the unused portion.

The interest rates on the term and the revolving credit portions of the Loan Agreement may vary. The interest rates may vary based on the LIBOR rate plus a margin spread of 1.5% to 2.0% for the term portion and 1.25% to 1.75% for the revolving credit portion. The margin rate spread is based on operating results calculated on a rolling-four-quarter basis. On January 1, 2005, the interest rate on the term and revolving credit portions of the Loan Agreement was 3.88% and 3.77%, respectively.

The Eastern Company

5. DEBT (continued)

The Company maintains an interest rate swap contract, as required, with the lender for an original notional amount of $15,000,000 (notional amount $6,600,000 on January 1, 2005 and $8,400,000 on January 3, 2004), which is reduced on a quarterly basis in accordance with the principal repayment schedule of the term portion of the Loan Agreement. The interest rate on the swap contract bears interest at a fixed rate of 9.095% and expires July 1, 2005.

Debt consists of:

                                                                                 2004               2003
                                                                                 ----               ----

    Term loan                                                                 $ 13,825,000       $ 15,625,000
    Revolving credit loan                                                        1,000,000          1,000,000
    Capital lease obligation with interest at 4.99% and payable in
        monthly installments of $21,203 through April 2009                         989,672          1,189,290
    Other                                                                                -              7,652
                                                                              ------------       ------------
                                                                                15,814,672         17,821,942

    Less current portion                                                         4,009,811          2,007,273
                                                                              ------------       ------------
                                                                              $ 11,804,861       $ 15,814,669
                                                                              ============       ============

The Company paid interest of $1,002,955 in 2004, $1,402,631 in 2003 and $1,741,511 in 2002.

Collectively, under the covenants of the Loan Agreement and capital lease obligation, the Company is required to maintain specified financial ratios and amounts. In addition, the Company is restricted to, among other things, capital leases, purchases or redemptions of its capital stock, mergers and divestitures, and new borrowing.

As of January 1, 2005, scheduled annual principal maturities of long-term debt, including capital lease obligations, for each of the next five years follow:

                         2005                $ 4,009,811
                         2006                  3,420,523
                         2007                  3,831,782
                         2008                  3,843,617
                         2009                    708,939
                         Thereafter                   -
                                             -----------
                                             $15,814,672
                                             ===========

At January 1, 2005 and January 3, 2004, building improvements and equipment, with a cost of approximately $2,000,000, were recorded under a capital lease with accumulated amortization of approximately $554,000 and $443,000, respectively. The capital lease is secured by the equipment under the lease and a $900,000 letter of credit.

The Eastern Company

6. STOCK RIGHTS

The Company has a stock rights plan. At January 1, 2005, there were 3,634,867 stock rights outstanding under the plan. Each right may be exercised to purchase one share of the Company's common stock at an exercise price of $80, subject to adjustment to prevent dilution.

The rights generally become exercisable ten days after an individual or group acquires 10% of the Company's outstanding common stock or after commencement or announcement of an offer for 10% or more of the Company's common stock. The stock rights, which do not have voting privileges, expire on July 22, 2008, and may be redeemed by the Company at a price of $.0067 per right at any time prior to their expiration. In the event that the Company were acquired in a merger or other business combination transaction, provision shall be made so that each holder of a right shall have the right to receive, upon exercise thereof at the then current exercise price, that number of shares of common stock of the surviving company which at the time of such transaction would have a market value of two times the exercise price of the right.

7. STOCK OPTIONS AND AWARDS

STOCK OPTIONS

The Company has incentive stock option plans for officers, other key employees, and non-employee directors: the 1989, 1995, 1997 and 2000 plans. Options granted under the 1989 plan and incentive stock options granted under the 1995 and 2000 plans must have exercise prices that are not less than 100% of the fair market value of the stock on the dates the options are granted. Restricted stock awards may also be granted to participants under the 1995 and 2000 plans with restrictions determined by the Compensation Committee of the Company's Board of Directors. Under the 1995, 1997, and 2000 plans, nonqualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Company's Board of Directors. All options granted in 2004, 2003, and 2002 were granted at prices equal to the fair market value of the stock on the dates granted. No restricted stock was granted in 2004, 2003 or 2002.

As of January 1, 2005, there were 297,642 shares available for future grant under the above noted plans: 2000 - 245,000 shares; 1997 - 52,500; 1995 - 142;
and 1989 - no shares available for grant. As of January 1, 2005, there were 976,142 shares reserved under all option plans for future issuance.

Information with respect to the Company's stock option plans is summarized below:

                                                                Weighted Average
                                               Shares            Exercise Price
                                               ------            --------------
 Outstanding at December 29, 2001              679,000              $13.477
 Granted                                        35,000               14.190
 Cancelled                                     (25,000)              14.251
                                               -------              -------
 Outstanding at December 28, 2002              689,000               13.475
 Granted                                        10,000               15.300
 Cancelled                                     (45,000)              14.539
                                               -------              -------
 Outstanding at January 3, 2004                654,000               13.417
 Granted                                        57,000               20.370
 Cancelled                                     (10,000)              14.812
 Exercised                                     (22,500)              14.436
                                               -------              -------
 Outstanding at January 1, 2005                678,500              $13.948
                                               =======              =======

The Eastern Company

 7. STOCK OPTIONS AND AWARDS (continued)

                                          Options Outstanding                                    Options Exercisable
                                          -------------------                                    -------------------
                                                  Weighted
                                                   Average
                                                  Remaining
Range of Exercise       Outstanding as of        Contractual      Weighted Average     Exercisable as of     Weighted Average
Prices                   January 1, 2005            Life           Exercise Price       January 1, 2005       Exercise Price
-----------------       -----------------        -----------      ----------------     -----------------     ----------------
$ 9.92 - $11.92               191,500               2.8                $10.442               191,500              $10.442
$14.00 - $15.30               417,500               5.1                 14.541               415,244               14.542
$18.50 - $20.37                69,500               8.9                 20.034                69,500               20.034
                              -------               ---                -------               -------              -------
                              678,500               4.8                $13.948               676,244              $13.945
                              =======               ===                =======               =======              =======

8. INCOME TAXES

Deferred income taxes are provided on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and those for income tax reporting purposes. Deferred income tax liabilities (assets) relate to:

                                                           2004               2003               2002
                                                           ----               ----               ----
    Property, plant and equipment                      $  3,521,617       $  3,445,288       $  3,057,400
    Investment in common stock                                    -                  -            307,500
    Other                                                   338,085            221,160            164,400
                                                       ------------       ------------       ------------
    Total deferred income tax liabilities                 3,859,702          3,666,448          3,529,300

    Other postretirement benefits                          (816,273)          (886,371)          (979,700)
    Inventories                                            (721,309)          (338,737)          (316,300)
    Allowance for doubtful accounts                        (106,106)           (97,674)           (82,900)
    Accrued compensation                                   (201,280)          (187,393)          (198,200)
    Interest rate swap obligation                           (58,949)          (232,005)          (455,000)
    Pensions                                               (724,363)          (809,954)          (826,713)
    Tax credits                                            (234,827)                 -                  -
    Other                                                  (283,961)          (333,750)          (496,500)
                                                       ------------       ------------       ------------
    Total deferred income tax assets                     (3,147,068)        (2,885,884)        (3,355,313)
                                                       ------------       ------------       ------------
        Net deferred income tax liabilities            $    712,634       $    780,564       $    173,987
                                                       ============       ============       ============

Income before income taxes consists of:
                                                           2004               2003              2002
                                                           ----               ----               ----
    Domestic                                           $  3,512,795       $  1,778,405       $ 2,736,969
    Foreign                                               3,316,244          3,612,085         1,997,339
                                                       ------------       ------------       -----------
                                                       $  6,829,039       $  5,390,490       $ 4,734,308
                                                       ============       ============       ===========

The provision for income taxes follows:
                                                           2004               2003              2002
                                                           ----               ----               ----
    Current:
        Federal                                        $    905,843       $    703,890       $   458,302
        Foreign                                           1,025,183            749,390           437,506
        State                                               148,404            184,800            92,400
    Deferred                                                 (8,092)           390,788           454,200
                                                       ------------       ------------       -----------
                                                       $  2,071,338       $  2,028,868       $ 1,442,408
                                                       ============       ============       ===========

The Eastern Company

8. INCOME TAXES (continued)

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows:


                                                   2004                         2003                        2002
                                                   ----                         ----                        ----
                                           Amount         Percent        Amount       Percent        Amount        Percent
                                           ------         -------        ------       -------        ------        -------
Income taxes using U.S. federal
    statutory rate                      $ 2,321,873        34%        $ 1,832,665       34%        $ 1,609,700       34%
State income taxes, net of federal
    benefit                                  78,463         1             199,062        4              73,500        2
Impact of foreign subsidiaries on
    effective tax rate                     (242,163)       (4)              1,232        -            (291,000)      (6)
Other--net                                  (86,835)       (1)             (4,091)       -              50,208        1
                                        -----------        ---        -----------       ---        -----------       ---
                                        $ 2,071,338        30%        $ 2,028,868       38%        $ 1,442,408       31%
                                        ===========        ===        ===========       ===        ===========       ===

Total income taxes paid were $1,445,099 in 2004, $1,162,688 in 2003 and $1,239,668 in 2002.

The Company's future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where statutory rates are lower.

The Company has foreign tax credit carryforwards of $234,827 which expire in varying amounts through 2014. Available and prudent tax planning strategies support this deferred tax asset at January 1, 2005.

United States income taxes have been provided on the undistributed earnings of foreign subsidiaries ($11,146,178 at January 1, 2005) only where necessary because such earnings are intended to be reinvested abroad indefinitely or repatriated only when substantially free of such taxes.

In December 2004, the FASB issued FSP No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 ("AJCA"). The AJCA provides a one-time 85% dividends received deduction for certain foreign earnings that are repatriated under a plan for reinvestment in the United States, provided certain criteria are met. FSP No. 109-2 is effective immediately and provides accounting and disclosure guidance for the repatriation provision. FSP No. 109-2 allows companies additional time to evaluate the effects of the law on its unremitted earnings for the purpose of applying the "indefinite reversal criteria" under APB Opinion No. 23, Accounting for Income Taxes - Special Areas, and requires explanatory disclosures from companies that have not yet completed the evaluation. The Company is currently evaluating the effects of the repatriation provision and its impact on the consolidated financial statements. The Company does not expect to complete this evaluation before the end of 2005. The range of possible amounts of unremitted earnings that is being considered for repatriation under this provision is between zero and $500,000. The related potential range of income tax is between zero and $84,000.


9. LEASES

The Company leases certain equipment and buildings under operating lease arrangements. Most leases are for a fixed term and for a fixed amount. The Company is not a party to any leases that have step rent provisions, escalation clauses, capital improvement funding or payment increases based on any index or rate.

The Eastern Company

9. LEASES (continued)

Future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year, during each of the next five years, follow:
                 2005                $   614,235
                 2006                    614,499
                 2007                    344,411
                 2008                    281,698
                 2009                    194,114
                                     -----------
                                     $ 2,048,957
                                     ===========

Rent expense for all operating leases was $642,000 in 2004, $383,098 in 2003 and $306,293 in 2002.

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

Significant disclosures relating to these benefit plans follow:


                                                              Pension Benefits                    Postretirement Benefits
                                                              ----------------                    -----------------------
                                                          2004                2003               2004                2003
                                                          ----                ----               ----                ----
  Change in Projected Benefit Obligation
Benefit obligation at beginning of year             $ 36,915,855          $ 33,737,224        $ 2,129,909        $ 1,997,724
   Change due to availability of final actual
     assets and census data                              (98,325)              132,099           (134,531)            75,758
   Plan amendment (a)                                          -               145,612                  -                  -
   Service cost                                        1,198,318             1,131,435             75,488             70,321
   Interest cost                                       2,299,608             2,274,329            123,456            137,124
   Actuarial loss                                        534,203             1,659,027             59,421             78,130
   Benefits paid                                      (2,264,213)           (2,163,871)          (192,115)          (229,148)
                                                    ------------          ------------        -------------      -----------
Benefit obligation at end of year                   $ 38,585,446          $ 36,915,855        $  2,061,628       $ 2,129,909
                                                    ============          ============        ============       ===========

(a) A plan was amended in 2003 to increase benefits for specified retired participants.


  Change in Plan Assets
Fair value of plan assets at beginning of year      $ 32,071,588          $ 28,816,677        $   892,428        $  796,507
   Change due to availability of final actual
     assets and census data                              (56,755)               (1,251)           (33,774)            7,855
   Actual return on plan assets                        2,365,233             3,900,350             73,515            69,174
   Employer contributions                                652,052             1,519,683                  -                 -
   Benefits paid                                      (2,246,538)           (2,163,871)            12,454            18,892
                                                    ------------          ------------        -----------        ----------
Fair value of plan assets at end of year            $ 32,785,580          $ 32,071,588        $   944,623        $  892,428
                                                    ============          ============        ===========        ==========

The Eastern Company

10. RETIREMENT BENEFIT PLANS (continued)

                                                              Pension Benefits                    Postretirement Benefits
                                                              ----------------                    -----------------------
                                                          2004                2003               2004                2003
                                                          ----                ----               ----                ----
  Reconciliation of Funded Status
Under-funded status                                 $ (5,799,866)         $ (4,844,267)       $(1,117,005)       $(1,237,481)
Unrecognized prior service cost                          929,535             1,126,515           (320,038)           (80,144)
Unrecognized net actuarial loss (gain)                 9,406,330             9,032,632           (782,778)        (1,067,145)
Unrecognized net asset at transition                    (226,898)             (424,055)                 -                  -
                                                    ------------          ------------        -----------        -----------
Net amount recognized in the balance sheet          $  4,309,101          $  4,890,825        $(2,219,821)       $(2,384,770)
                                                    ============          ============        ===========        ===========


                                                              Pension Benefits                    Postretirement Benefits
                                                              ----------------                    -----------------------
                                                          2004                2003               2004                2003
                                                          ----                ----               ----                ----
  Amount Recognized on Balance Sheet
Prepaid benefit cost                                $    348,634          $  1,192,281        $         -        $         -
Accrued benefit liability                             (4,885,160)           (4,015,858)        (2,219,821)        (2,384,770)
Intangible asset                                         870,064               964,592                  -                  -
Accumulated other comprehensive loss                   7,975,563             6,749,810                  -                  -
                                                    ------------          ------------        -----------        -----------
Net amount recognized in the balance sheet          $  4,309,101          $  4,890,825        $(2,219,821)       $(2,384,770)
                                                    ============          ============        ===========        ===========

In 2004 and 2003, the accumulated benefit obligation for all qualified and nonqualified defined benefit pension plans was $37,038,422 and $35,372,932 respectively.

Information for three of the under-funded pension plans with a projected benefit obligation and an accumulated benefit obligation in excess of plan assets

                                                   2004             2003
                                                   ----             ----
Projected benefit obligation                  $ 36,507,181     $ 30,005,029
Accumulated benefit obligation                  35,565,225       29,028,413
Fair value of plan assets                       31,189,244       25,458,556

Estimated future benefit payments are $2.4 million in 2005, $2.4 million in 2006, $2.4 million in 2007, $2.4 million in 2008, $2.4 million in 2009 and a total of $11.9 million from 2010 through 2014.

The percentage of each asset category of the total assets held by the plans follows:

                                    Allocation Parameters       2004        2003
                                    ---------------------       ----        ----
   Equity securities                     30 - 70%                63%         60%
   Fixed income                          30 - 60%                31          32
   Cash and cash equivalents             0 - 10%                  6           8
                                                                ---         ---
   Total                                                        100%        100%
                                                                ===         ===



The Eastern Company

10. RETIREMENT BENEFIT PLANS (continued)

The Company utilizes a diversified, strategic allocation to generate investment returns that will meet the objectives set forth in the Company's investment policy, while keeping periods of negative returns to a minimum. Studies of assets and liabilities that incorporate specific plan objectives, as well as assumptions regarding long-term capital market returns and volatilities, generate the specific asset allocations for the trusts. The long-term nature of the trusts make them well-suited to bear the risk of added volatility associated with equity securities and, accordingly, the asset allocations of the trust reflect a higher allocation to equities as compared to fixed-income securities. Non-U.S. securities are used to diversify some of the volatility of the U.S. equity market while providing comparable long-term returns. The investment guidelines set forth in the Company's investment policy limit or prohibit exposure to investments in more volatile sectors.

In selecting the expected rate of return on plan assets, the Company considers historical returns for the types of investments that its plans hold.

The plans' assets include 410,974 shares and 430,874 of the common stock of the Company having a market value of $8,219,480 and $6,700,091 at January 1, 2005 and January 3, 2004, respectively. The plans sold 19,900 shares of common stock of the Company during 2004. Dividends received during 2004 and 2003 on the common stock of the Company were $189,585 for each year.


                                                                    Pension Benefits
                                                                    ----------------
                                                     2004                2003                 2002
                                                     ----                ----                 ----
   Assumptions
Discount rate                                         6%                 6.5%                 7%
Expected return on plan assets                        8.5%               8.5%                 9%
Rate of compensation increase                         4.25%              4.25%                4.25%

   Components of Net Periodic Benefit Cost
Service cost                                      $ 1,198,318        $ 1,131,435          $ 1,073,638
Interest cost                                       2,299,608          2,274,329            2,198,127
Expected return on plan assets                     (2,567,814)        (2,755,927)          (1,577,856)
Net amortization and deferral                         305,795            770,747           (1,146,850)
                                                  -----------        -----------          -----------
Net periodic benefit cost                         $ 1,235,907        $ 1,420,584          $   547,059
                                                  ===========        ===========          ===========


                                                                 Postretirement Benefits
                                                                 -----------------------
                                                     2004                2003                 2002
                                                     ----                ----                 ----
   Assumptions
Discount rate                                        6%                  6.5%                  7%
Expected return on plan assets                       8.5%                8.5%                  9%

   Components of Net Periodic Benefit Cost
Service cost                                      $    75,488        $    70,321          $    73,311
Interest cost                                         123,456            137,124              132,966
Expected return on plan assets                        (73,515)           (69,174)             (66,224)
Net amortization and deferral                         (85,809)           (83,617)             (92,752)
                                                  -----------        -----------          -----------
Net periodic benefit cost                         $    39,620        $    54,654          $    47,301
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

The Eastern Company

10. RETIREMENT BENEFIT PLANS (continued)

A one-percentage-point change in assumed health care cost trend rates would have the following effects on the postretirement benefit plan:

                                                                  1-Percentage Point
                                                            Increase             Decrease
                                                            --------             --------
Effect on total of service and interest cost components    $  31,476            $ (13,950)

Effect on postretirement benefit obligation                $ 284,476            $(125,900)


U.S. salaried employees and most employees of the Company's Canadian subsidiary are covered by defined contribution plans.

On December 8, 2003, the "Medicare Prescription Drug Improvement and Modernization Act of 2003" (the "Act") was signed into law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least "actuarially equivalent" to Medicare Part D.

In the second quarter of 2004, a FASB Staff Position (FSP FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003) was issued providing guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits. This FSP superceded FSP FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003. The FSP is effective for the first interim or annual period beginning after June 15, 2004. The guidance in this FSP applies only to the sponsor of a single-employer defined benefit postretirement health plan for which the employer has concluded that prescription drug benefits available under the plan are actuarially equivalent and, thus, qualify for the subsidy under the Act and the expected subsidy will offset or reduce the employer's share of the costs of postretirement prescription drug coverage by the plan.

The Company's actuary has estimated the impact of the Medicare Prescription Drug Improvement and Modernization Act of 2003, which resulted in a reduction in the December 31, 2004 accumulated postretirement benefit obligation ("APBO") by $52,668. This reduction has been reflected as an actuarial experience gain as of December 31, 2004, and the December 31, 2004 APBO has been reduced accordingly.

The Company has a contributory savings plan under Section 401(k) of the Internal Revenue Code covering substantially all U.S. non-union employees. The plan allows participants to make voluntary contributions of up to 100% of their annual compensation on a pretax basis, subject to IRS limitations. The plan provides for contributions by the Company at its discretion. The Company made contributions of $146,002 in 2004, $141,903 in 2003 and $139,598 in 2002.

11. FINANCIAL INSTRUMENTS

The carrying values of financial instruments (cash and cash equivalents, accounts receivable, accounts payable, the interest rate swap obligation, and debt) as of January 1, 2005 and January 3, 2004, approximate fair value. Fair value was based on expected cash flows and current market conditions.

12. REPORTABLE SEGMENTS

The accounting policies of the segments are the same as those described in Note
2. Operating profit is total revenue less operating expenses, excluding interest and miscellaneous non-operating income and expenses. Intersegment revenue, which is eliminated, is recorded on the same basis as sales to unaffiliated customers. Identifiable assets by reportable segment consist of those directly identified with the segment's operations.

                                                 2004                2003                2002
                                                 ----                ----                ----
Sales to unaffiliated customers:
     Industrial Hardware                     $  45,993,489       $  35,422,702       $  29,271,624
     Security Products                          42,422,863          39,281,707          36,388,970
     Metal Products                             11,713,806          13,602,172          15,676,613
                                             -------------       -------------       -------------
                                             $ 100,130,158       $  88,306,581       $  81,337,207
                                             =============       =============       =============
Intersegment Revenue:
     Industrial Hardware                     $     210,445       $      60,598       $      44,669
     Security Products                           2,619,746           1,697,607           1,286,004
                                             -------------       -------------       -------------
                                             $   2,830,191       $   1,758,205       $   1,330,673
                                             =============       =============       =============
Income Before Income Taxes:
     Industrial Hardware                     $   4,933,313       $   3,238,931       $   3,905,129
     Security Products                           3,465,408           3,614,913           2,972,310
     Metal Products                               (548,030)           (369,528)           (494,639)
                                             -------------       -------------       -------------
         Operating Profit                        7,850,691           6,484,316           6,382,800
     Interest expense                           (1,044,490)         (1,302,830)         (1,716,057)
     Other income                                   22,838             209,004              67,564
                                             -------------       -------------       -------------
                                             $   6,829,039       $   5,390,490       $   4,734,308
                                             =============       =============       =============
 Geographic Information:
   Net Sales:
     United States                           $  78,119,489       $  71,204,620       $  70,279,299
     Foreign                                    22,010,669          17,101,961          11,057,908
                                             -------------       -------------       -------------
                                             $ 100,130,158       $  88,306,581       $  81,337,207
                                             =============       =============       =============
Foreign sales are primarily to
  customers in North America.

Identifiable Assets:
     United States                           $  63,248,575       $  61,353,242       $  66,135,214
     Foreign                                    14,823,190          13,264,174           9,997,323
                                             -------------       -------------       -------------
                                             $  78,071,765       $  74,617,416       $  76,132,537
                                             =============       =============       =============

     Industrial Hardware                     $  28,573,163       $  24,159,290       $  22,457,174
     Security Products                          32,664,197          32,811,830          31,932,295
     Metal Products                             11,703,155          11,969,126          13,879,715
                                             -------------       -------------       -------------
                                                72,940,515          68,940,246          68,269,184
     General corporate                           5,131,250           5,677,170           7,863,353
                                             -------------       -------------       -------------
                                             $  78,071,765       $  74,617,416       $  76,132,537
                                             =============       =============       =============


The Eastern Company

12. REPORTABLE SEGMENTS (continued)


                                                 2004                2003                2002
                                                 ----                ----                ----
Depreciation and Amortization
     Industrial Hardware                     $   1,311,921       $   1,244,666       $   1,156,987
     Security Products                             972,132             890,572             856,335
     Metal Products                              1,177,358           1,484,090           1,552,138
                                             -------------       -------------       -------------
                                             $   3,461,411       $   3,619,328       $   3,565,460
                                             =============       =============       =============
Capital Expenditures
     Industrial Hardware                     $   1,037,417       $   1,866,426       $     519,101
     Security Products                             782,360             627,311             404,355
     Metal Products                                206,443             267,978             596,388
                                             -------------       -------------       -------------
                                                 2,026,220           2,761,715           1,519,844
     Currency translation adjustment               (13,098)            (10,156)               (679)
     General corporate                              49,191              11,571              40,698
                                             -------------       -------------       -------------
                                             $   2,062,313       $   2,763,130       $   1,559,863
                                             =============       =============       =============

13. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, which was revised in December 2003 ("FIN No. 46-R"). This new rule requires that companies consolidate a variable interest entity if the company is subject to a majority of the risk of loss from the variable interest entity's activities and/or is entitled to receive a majority of the entity's residual returns. The provisions of FIN No. 46-R were required to be applied as of the end of the first reporting period after March 15, 2004 for the variable interest entities in which a company holds a variable interest that it acquired on or before January 31, 2003. The adoption of FIN No. 46-R did not have any impact on the financial position or results of operations of the Company.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. It is not believed that the adoption of SFAS No. 151 will have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) will require that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123, as originally issued in 1995, established as preferable a fair value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair value-based method been used. Public entities will be required to apply SFAS No. 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:
1) A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.
2) A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amount previously recognized under SFAS No. 123 for purpose of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Eastern Company

13. RECENT ACCOUNTING PRONOUNCEMENTS (continued)

The impact of the adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income (loss) and net income (loss) per share in the stock based compensation accounting policy note included in
Note 2 to the consolidated financial statements.

14. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Selected quarterly financial information (unaudited) follows:

                                                                        2004
                                                                        ----
                                  First             Second             Third              Fourth              Year
                                  -----             ------             -----              ------              ----

Net sales                       $24,565,208       $25,297,964        $25,494,490        $24,772,496       $100,130,158
Gross margin                      6,135,146         6,049,901          7,184,047          5,761,945         25,131,039
Selling and administrative
     expenses                     4,171,486         4,547,870          4,363,285          4,197,707         17,280,348
Net income                        1,076,373           760,726          1,506,435          1,414,167          4,757,701

Net income per share:
    Basic                              $.30              $.21               $.41               $.39              $1.31
    Diluted                            $.29              $.20               $.40               $.37              $1.27

Weighted average shares
    outstanding:
    Basic                         3,617,034         3,628,818          3,631,028          3,633,316          3,627,541
    Diluted                       3,713,736         3,738,306          3,732,969          3,797,826          3,745,701



                                                                        2003
                                                                        ----
                                  First             Second             Third              Fourth              Year
                                  -----             ------             -----              ------              ----

Net sales                       $21,590,714       $21,591,111        $21,864,105        $23,260,651        $88,306,581
Gross margin                      5,499,535         5,272,665          5,287,464          5,528,276         21,587,940
Selling and administrative
     expenses                     3,819,453         3,473,743          3,631,127          4,179,301         15,103,624
Net income                          953,377           936,688            942,759            528,798          3,361,622
Net income per share:
    Basic                              $.26              $.26               $.26               $.15               $.93
    Diluted                            $.26              $.26               $.26               $.14               $.92

Weighted average shares
    outstanding:
    Basic                         3,630,303         3,625,310          3,612,748          3,614,030          3,620,593
    Diluted                       3,630,303         3,630,514          3,688,008          3,687,052          3,658,965

Fiscal 2004 consisted of four 13 week quarters totaling 52 weeks for the year. Fiscal 2003 consisted of 13 weeks for the first, second and third quarters, with the fourth quarter being 14 weeks, totaling 53 weeks for the year.

Report of Independent Registered Public Accounting Firm

THE BOARD OF DIRECTORS
THE EASTERN COMPANY

We have audited the accompanying consolidated balance sheets of The Eastern Company as of January 1, 2005 and January 3, 2004, and the related consolidated statements of income, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended January 1, 2005. Our audits also included the financial statement schedule listed in the Index at
Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Eastern Company at January 1, 2005 and January 3, 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 1, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                  /s/ Ernst & Young LLP
Hartford, Connecticut
February 8, 2005

  ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

  ITEM 9A  CONTROLS AND PROCEDURES

        As of the end of the fiscal year ended January 1, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 240.13a-15. Based upon that evaluation, the CEO and CFO concluded that the Company's current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and its subsidiaries required to be included in the Company's periodic SEC filings. There were no significant changes in the Company's internal control over financial reporting during the period covered by this report that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

  ITEM 9B  OTHER INFORMATION

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

  ITEM 11  EXECUTIVE COMPENSATION

        There are incorporated herein by reference the portions of the Registrant's definitive proxy statement filed with the Commission pursuant to Regulation 14A since the close of its fiscal year, which involve director and executive compensation, the information appearing on page 9 and on pages 11 through 17 of said proxy statement.

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

        (b) There are incorporated herein by reference the portions of the Registrant's definitive proxy statement filed with the Commission pursuant to Regulation 14A since the close of its fiscal year, which involve the security ownership of management, the information appearing on pages 3 and 4, 6 and 7, and 11 and 16 of said proxy statement.

        (c) Changes in Control

            None.

  ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        (a) None.

        (b) None.

        (c) None.

        (d) None.

  ITEM 14  PRINCIPAL ACCOUNTING FEES AND SERVICES

           The information called for by Item 14 is incorporated by reference to the sections titled "Appointment of Independent Registered Public Accounting Firm" located on page 5 of the Proxy Statement.


                                    PART IV

  ITEM 15        EXHIBITS, FINANCIAL STATEMENT SCHEDULE

     (a)  Documents filed as part of this report:

         (1)     Financial statements                                                                     Page
                     Consolidated Balance Sheets - January 1, 2005 and January 3, 2004.....................22.

                     Consolidated Statements of Income -- Fiscal years ended January 1, 2005,
                     January 3, 2004 and December 28, 2002.............................................. ..24.

                     Consolidated Statements of Comprehensive Income (Loss) -- Fiscal years ended
                     January 1, 2005, January 3, 2004, and December 28, 2002...............................24.

                     Consolidated Statements of Shareholders' Equity -- Fiscal years ended
                     January 1, 2005, January 3, 2004 and December 28, 2002................................25.

                     Consolidated Statements of Cash Flows--Fiscal years ended January 1, 2005,
                     January 3, 2004, and December 28, 2002................................................26.

                     Notes to Consolidated Financial Statements............................................27.

                     Report of Ernst & Young LLP, Independent Registered Public Accounting Firm............44.

         (2)     Financial Statement Schedule
                     Schedule II -- Valuation and qualifying accounts......................................48.

          Schedules other than that listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

         (3)     Exhibits
                     Exhibits are as set forth in the "Exhibit Index" which appears on pages 50 through 51.

     (b)  Exhibits Required by Item 601 of Regulation S-K

          Form 8-K filed on April 28, 2004 setting forth the press release reporting the Company's earnings for the quarter ended April 3, 2004.

          Form 8-K filed on July 28, 2004 setting forth the press release reporting the Company's earnings for the quarter ended July 3, 2004.

          Form 8-K filed on October 27, 2004 setting forth the press release reporting the Company's earnings for the quarter ended October 2, 2004.

          Form 8-K filed on February 10, 2005 setting forth the press release reporting the Company's earnings for the quarter and fiscal year ended January 1, 2005.

          Form 8-K filed on February 24, 2005 setting forth the Employment Agreement for Leonard F. Leganza.

          Form 8-K filed on February 25, 2005 setting forth the 2005 Executive Incentive Program.

     (c)  None.

                      The Eastern Company and Subsidiaries

                 Schedule II - Valuation and Qualifying accounts



COL. A                                COL. B                 COL. C                                   COL. D         COL. E
                                                             ADDITIONS
                                                             (1)                (2)
                                      Balance at Beginning   Charged to Costs   Charged to Other      Deductions -   Balance at End
Description                           of  Period             and Expenses       Accounts-Describe     Describe       of Period
---------------------------------     --------------------   ----------------   -----------------     ------------   --------------
Fiscal year ended January 1, 2005:
 Deducted from asset accounts:
  Allowance for doubtful accounts          $302,000              $112,222                            $ 82,222  (a)   $332,000
                                           ========              ========                            ========        ========


Fiscal year ended January 3, 2004:
 Deducted from asset accounts:
  Allowance for doubtful accounts          $304,000              $220,902                            $222,902  (a)   $302,000
                                           ========              ========                            ========        ========



Fiscal year ended December 28, 2002:
 Deducted from asset accounts:
  Allowance for doubtful accounts          $344,000              $ 91,296                            $131,296  (a)   $304,000
                                           ========              ========                            ========        ========


  (a) Uncollectible accounts written off, net of recoveries.

 SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Dated: March 23, 2005                 THE EASTERN COMPANY
        --------------

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


 /s/ Leonard F. Leganza                           March 23, 2005
 -------------------------
 Leonard F. Leganza
 Director, President
 and Chief Executive Officer

 /s/ John W. Everets                              March 23, 2005
 -------------------------
 John W. Everets
 Director

 /s/ Charles W. Henry                             March 23, 2005
 -------------------------
 Charles W. Henry
 Director

 /s/ David C. Robinson                            March 23, 2005
 -------------------------
 David C. Robinson
 Director

 /s/ Donald S. Tuttle, III                        March 23, 2005
 -------------------------
 Donald S. Tuttle III
 Director

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

     (c) The Eastern Company Directors Fee Program effective as of October 1, 1996 incorporated by reference to the Registrant's Form S-8 filed on February 7, 1997, as amended by Amendment No.1 and Amendment No. 2 are incorporated by reference to the Registrant's Form 10-K filed on March 29, 2000 and Amendment No. 3 is incorporated by reference to the Registrant's Form 10-K filed on March 22, 2004.

     (d) The Eastern Company 1997 Directors Stock Option Plan effective as of September 17, 1997 incorporated by reference to the Registrant's Form S-8 filed on May 3, 2004.

     (e) Supplemental Retirement Plan dated September 9, 1998 with Leonard F. Leganza is incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1999.

     (f) The Eastern Company 2000 Executive Stock Incentive Plan effective July 2000 is incorporated by reference to the Registrant's Annual Report on Form 10-K for fiscal year ended December 30, 2000.

     (g) Employment Agreement dated February 22, 2005 with Leonard F. Leganza is incorporated by reference to the Registrant's Current Report on Form 8-K dated February 22, 2005.

    (14) The Eastern Company Code of Business Conduct and Ethics incorporated by reference to Exhibit B of the Registrant's proxy statement filed with the Commission pursuant to Regulation 14A for the annual meeting to be held on April 27, 2005. The Eastern Company Code of Business Conduct and Ethics is also available free of charge on the Company's Internet website at http://www.easterncompany.com under the section labeled "Corporate Governance".

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

    (23) Consent of independent registered public accounting firm attached hereto on page 52.

    (31) Certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    (32) Certifications pursuant to Rule 13a-14(b) and 18 USC 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (99) Letter to our shareholders from the Annual Report 2004 is attached on page 56.