Form 10-Q
period 2005-04-02
EASTERN CO
filed 2005-05-03
CIK 31107

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                           PERIOD ENDED April 2, 2005

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

                                   Yes No X .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                         Outstanding as of April 2, 2005
             -----                         -------------------------------
   Common Stock, No par value                         3,635,995

                               PART I

                        FINANCIAL INFORMATION

                THE EASTERN COMPANY AND SUBSIDIARIES
  ITEM I    CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
  ------    -------------------------------------------------


  ASSETS                                                                        April 2, 2005                January 1, 2005
  ------                                                                        -------------                ---------------
  CURRENT ASSETS
  Cash and cash equivalents                                                     $   4,443,245                $   4,420,506
  Accounts receivable, less allowances:
  2005 - $336,000; 2004 - $310,000                                                 13,978,785                   12,528,189
  Inventories                                                                      20,482,821                   20,477,604
  Prepaid expenses and other assets                                                 1,775,314                    2,258,642
  Deferred income taxes                                                               834,400                      739,500
                                                                                -------------                -------------
  Total Current Assets                                                             41,514,565                   40,424,441

  Property, plant and equipment                                                    42,438,946                   42,031,257
  Accumulated depreciation                                                        (18,908,006)                 (18,124,710)
                                                                                -------------                -------------
                                                                                   23,530,940                   23,906,547

  Goodwill                                                                         10,595,300                   10,604,286
  Trademarks                                                                          174,527                      174,527
  Patents, technology and licenses, less accumulated amortization                   1,735,076                    1,743,266
  Intangible pension asset                                                            870,064                      870,064
  Prepaid pension cost                                                                 97,057                      348,634
                                                                                -------------                -------------
      TOTAL ASSETS                                                                 78,517,529                   78,071,765
                                                                                =============                =============

  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------
  CURRENT LIABILITIES

  Accounts payable                                                              $   5,810,554                $   5,010,271
  Accrued compensation                                                              1,153,893                    2,472,944
  Other accrued expenses                                                            2,417,236                    2,239,668
  Current portion of long-term debt                                                 6,412,439                    4,009,811
                                                                                -------------                -------------
  Total Current Liabilities                                                        15,794,122                   13,732,694

  Deferred income taxes                                                             1,780,473                    1,452,134
  Long-term debt, less current portion                                             10,950,755                   11,804,861
  Accrued post-retirement benefits                                                  2,178,571                    2,219,821
  Accrued pension cost                                                              3,604,874                    4,885,160
  Interest rate swap obligation                                                        58,469                      160,417

  Shareholders' Equity
  Preferred Stock, no par value
     Authorized shares - 2,000,000
     (No shares issued)
  Common Stock, no par value:
     Authorized Shares - 25,000,000
     Issued: 3,635,995 shares in 2005 and 3,625,339 shares in 2004                 17,608,048                   17,583,561
  Treasury Stock: 1,688,726 shares in 2005 and 1,680,342 in 2004                  (16,655,041)                 (16,655,041)
  Retained earnings                                                                47,858,803                   47,568,571
  Accumulated other comprehensive (loss)/income:
      Foreign currency translation                                                    421,724                      463,804
      Additional minimum pension liability, net of taxes                           (5,047,800)                  (5,047,800)
      Derivative financial instruments, net of taxes                                  (35,469)                     (96,417)
                                                                                -------------                -------------
         Accumulated other comprehensive loss                                      (4,661,545)                  (4,680,413)
                                                                                -------------                -------------
     TOTAL SHAREHOLDERS' EQUITY                                                    44,150,265                   43,816,678
                                                                                -------------                -------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $  78,517,529                $  78,071,765
                                                                                =============                =============


 See accompanying notes.
                                 -2-

                      THE EASTERN COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                            Three Months Ended
                                                   April 2, 2005         April 3, 2004
                                                   -------------         -------------

  Net sales                                        $ 26,267,584           $ 24,565,208
  Cost of products sold                             (20,797,690)           (18,430,062)
                                                   ------------           ------------
  Gross margin                                        5,469,894              6,135,146

  Selling and administrative expenses                (4,053,994)            (4,171,486)
                                                   ------------           ------------
  Operating profit                                    1,415,900              1,963,660

  Interest expense                                     (246,942)              (276,397)
  Other income                                            7,502                  7,812
                                                   ------------           ------------
  INCOME BEFORE INCOME TAXES                          1,176,460              1,695,075

  Income taxes                                          445,878                618,702
                                                   ------------           ------------

  NET INCOME                                       $    730,582           $  1,076,373
                                                   ============           ============


  Earnings per share:
     Basic                                            $    0.20             $     0.30
     Diluted                                          $    0.19             $     0.29

  Cash dividends per share                            $    0.11             $     0.11

  See accompanying notes.




                      THE EASTERN COMPANY AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                                   Three Months Ended

                                                          April 2, 2005         April 3, 2004
                                                          -------------         -------------
  Net income                                                 $ 730,582           $  1,076,373
  Other comprehensive income (loss)
     Currency translation                                      (42,080)                30,730
     Change in fair value of derivative financial
       instruments, net of income tax benefit:
          2005 - ($41,000)                                      60,948                      -
          2004 - ($41,000)                                           -                 60,443

                                                             ---------           ------------
  Comprehensive income                                       $ 749,450           $  1,167,546
                                                             =========           ============

  See accompanying notes.

                      THE EASTERN COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                  Three Months Ended

                                                                        April 2, 2005             April 3, 2004
                                                                        -------------             -------------
  OPERATING ACTIVITIES:
    Net income                                                          $   730,582               $  1,076,373
    Adjustments to reconcile net income to net
     cash used in operating activities:
       Depreciation and amortization                                      1,094,056                    892,152
       Provision for doubtful accounts                                        1,017                      4,215
       Deferred income taxes                                                192,439                          -
       Issuance of Common Stock for directors' fees                          24,487                     19,018
       Gain on sale of equipment & other assets                                   -                     (3,516)
       Changes in operating assets and liabilities:
         Accounts receivable                                             (1,458,138)                (2,405,487)
         Inventories                                                        (28,776)                   180,825
         Prepaid expenses and other                                         476,689                   (159,550)
         Prepaid pension cost                                            (1,028,709)                  (215,543)
         Accounts payable                                                   801,161                    652,821
         Accrued compensation                                            (1,085,011)                  (363,103)
         Other accrued expenses                                             (54,085)                   (67,145)
         Other assets                                                       (48,254)                   (40,378)
                                                                        -----------               ------------
                NET CASH USED IN OPERATING ACTIVITIES                      (382,542)                  (429,318)

  INVESTING ACTIVITIES:
     Proceeds from sale of equipment                                              -                      3,516
     Purchases of property, plant, and equipment                           (741,805)                  (638,309)
                                                                        -----------               ------------
               NET CASH USED IN INVESTING ACTIVITIES                       (741,805)                  (634,793)

  FINANCING ACTIVITIES:
    Proceeds from issuance of long-term debt                              3,000,000                          -
    Principal payments on long-term debt                                 (1,451,478)                  (656,438)
    Proceeds from sale of Common Stock                                            -                    115,425
    Dividends paid                                                         (399,835)                  (397,764)
                                                                        -----------               ------------
               NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        1,148,687                  (938,777)

  Effect of exchange rate changes on cash                                    (1,601)                     6,447
                                                                        -----------               ------------

  NET CHANGE IN CASH AND CASH EQUIVALENTS                                    22,739                (1,996,441)
  Cash and Cash Equivalents at Beginning of Period                        4,420,506                  4,896,816
                                                                        -----------               ------------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 4,443,245               $  2,900,375
                                                                        ===========               ============


THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

APRIL 2, 2005



Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. Refer to the Company's consolidated financial statements and notes thereto included in its Form 10-K for the year ended January 1, 2005 for additional information.

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

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income.

The condensed balance sheet as of January 1, 2005 has been derived from the audited consolidated balance sheet at that date.


Note B - Earnings Per Share

The denominators used in the earnings per share computations follow:

                                                           THREE MONTHS ENDED
                                                   April 2, 2005      April 3, 2004
                                                   -------------      -------------
  Basic:
     Denominator for basic earnings per share        3,634,991            3,617,034
                                                     =========            =========

  Diluted:
     Weighted average shares outstanding             3,634,991            3,617,034
     Dilutive stock options                            232,422               96,702
                                                     ---------            ---------
     Denominator for diluted earnings per share      3,867,413            3,713,736
                                                     =========            =========


Note C - Inventories

The components of inventories follow:

                                             April 2, 2005       January 1, 2005
                                             -------------       ---------------
Raw materials and component parts             $11,286,034          $11,279,981
Work in process                                 3,666,425            3,670,812
Finished goods                                  5,530,362            5,526,811
                                              -----------          -----------
                                              $20,482,821          $20,477,604
                                              ===========          ===========

Note D - Segment Information

Segment financial information follows:

                                                      THREE MONTHS ENDED
                                           April 2, 2005          April 3, 2004
                                           -------------          -------------
Revenues:
   Sales to unaffiliated customers:
      Industrial Hardware                   $13,020,270            $10,912,204
      Security Products                      10,021,576             10,465,716
      Metal Products                          3,225,738              3,187,288
                                            -----------            -----------
                                            $26,267,584            $24,565,208

Income Before Income Taxes:
   Industrial Hardware                      $ 1,305,660            $ 1,057,318
   Security Products                            880,404              1,052,989
   Metal Products                              (770,164)              (146,647)
                                            -----------            -----------
      Operating Profit                        1,415,900              1,963,660
   Interest expense                            (246,942)              (276,397)
   Other income                                   7,502                  7,812
                                            -----------            -----------
                                            $ 1,176,460            $ 1,695,075


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

                                           April 2, 2005          April 3, 2004
                                           -------------          ------------

  Risk free interest rate                       N/A                    N/A
  Expected volatility                           N/A                    N/A
  Expected option life                          N/A                    N/A
  Weighted-average dividend yield               N/A                    N/A

 Assumptions are not applicable (N/A) because no options were granted in the first quarter of 2005 or 2004.


                                                     THREE MONTHS ENDED
                                             April 2, 2005        April 3, 2004
                                             -------------        -------------

  Net income, as reported                       $730,582            $1,076,373

  Deduct: Total stock-based employee
  -------
  compensation expense determined
  under fair value based method for all
  awards granted, net of related tax
  effects                                           (438)               (4,476)
                                                --------            ----------


  Pro forma net income                          $730,144            $1,071,897
                                                ========            ==========

  Earnings per share:
  Basic-as reported                                $0.20                 $0.30
  Basic-pro forma                                  $0.20                 $0.30

  Diluted-as reported                              $0.19                 $0.29
  Diluted-pro forma                                $0.19                 $0.29


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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) will require that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123, as originally issued in 1995, established as preferable a fair value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair value-based method been used. Public entities will be required to apply SFAS No. 123(R) as of their next fiscal year that begins after June 15, 2005. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:
        1) A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.
        2) A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amount previously recognized under SFAS No. 123 for purpose of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The impact of the adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income (loss) and net income (loss) per share in the stock based compensation accounting policy note included in Note E to the consolidated financial statements.

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


Note G - Goodwill

The following is a roll-forward of goodwill from year-end 2004 to the end of the first quarter:

                       Beginning balance           $ 10,604,286
                       Foreign exchange                  (8,986)
                                                   ------------
                       Ending balance              $ 10,595,300
                                                   ============


Note H - Debt

Effective January 4, 2004, the Company received approval from its financial institution to modify the basis of calculating its debt service covenant ratios from a rolling four-quarter test to a cumulative quarter test. The debt service covenant test returned to a rolling four-quarter test for the fiscal years beginning in 2005.

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

Significant disclosures relating to these benefit plans for the first quarter of 2005 and 2004 follows:

                                                 Pension Benefits              Postretirement Benefits
                                        ------------------------------      -----------------------------
                                           2005              2004               2005           2004
                                           ----              ----               ----           ----
   Service cost                         $ 336,840         $ 294,255           $ 21,679       $ 44,086
   Interest cost                          556,605           571,589             29,484         71,016
   Expected return on plan assets        (679,006)         (650,011)           (20,073)       (41,123)
   Net amortization and deferral           96,843            87,342            (19,737)       (40,795)
                                        ---------         ---------           --------       --------
  Net periodic benefit cost             $ 311,282         $ 303,175           $ 11,353       $ 33,184
                                        =========         =========           ========       ========

The Company's funding policy with respect to its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations. The Company was required to contribute $1,280,286 into its salaried plan and $208,159 into one of its hourly plans. The Company has paid all of the required contributions into the salaried plan as of March 31, 2005 and will make the minimum contribution into its hourly plan prior to filing its federal income tax return on September 15, 2005.

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

The Company has a contributory savings plan under Section 401(k) of the Internal Revenue Code covering substantially all U.S. non-union employees. The plan allows participants to make voluntary contributions of up to 100% of their annual compensation on a pretax basis, subject to IRS limitations. The plan provides for contributions by the Company at its discretion. The Company made contributions of $40,400 in the first quarter of 2005, and $37,115 in the first quarter of 2004.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
ITEM 2                           OF OPERATIONS
------                           -------------


The following discussion is intended to highlight significant changes in the Company's financial position and results of operations for the thirteen weeks ended April 2, 2005. The interim financial statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended January 1, 2005 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2005.

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


Overview

During the first quarter of 2005, the Company experienced a 6.9% increase in sales as compared to the first quarter of 2004. The Industrial Hardware and the Metal Products segments experienced a 19.3% and 1.2%, respectively, increase in sales during the period while the sales of the Security Products segment declined 4.2% from the comparable quarter of 2004.

The following table shows the changes in the first quarter of 2005 compared to the first quarter of 2004 in selected results, by segment (dollars in thousands):

                                       Industrial         Security           Metal
                                        Hardware          Products         Products           Total
                                        --------          --------         --------           -----

          Sales                          $ 2,108          $  (444)         $    38          $  1,702

                  Volume                    15.0%            -5.6%             3.3%              4.7%
                  Prices                     3.6%             0.0%            -2.1%              1.3%
                  New Products               0.7%             1.4%             0.0%              0.9%
                                             ----             ----             ----              ----
                                            19.3%            -4.2%             1.2%              6.9%

           Gross margin                  $   337          $  (400)         $  (602)         $   (665)

                                            11.5%           -12.9%          -581.1%            -10.8%

           Operating profit              $   248          $  (172)         $  (624)         $   (548)

                                            23.5%           -16.4%          -425.2%            -27.9%

The Industrial Hardware sales increase came from both distributors and original equipment manufacturers (OEM's) as the result of continued improvement in the economy, particularly in the manufacturing sector. Sales increased to our subcontractors for military vehicles as a result of retrofitting the Humvee, 1 ton and 3/4 ton trucks with heavy duty rotary and paddle latches as the Army increases the armor on these vehicles; and class-8 truck market as this industry continues to experience growth requiring our hardware; and sleeper boxes for Freightliner's Western Star tractor-trailer truck line.

The sales decrease in the Security Products segment came as a result of a 6.5% decrease in sales of our products sold to the commercial laundry industry and a decrease of approximately 50% in sales of locks to computer manufacturers such as IBM and Sun Micro Systems. The decrease in commercial laundry was mainly in the mature product lines such as timers, money boxes and coin metering systems. The decrease in locks to the computer industry is the result of major computer manufacturers phasing locks out of their products. This segment did experience increased sales in several markets: the travel industry as the result of the SearchAlert(TM) lock; locks used for industrial enclosures; and smart card systems used in a retrofit program serving the commercial laundry market.

Sales in the Metals Products segment were up 1.2%; mining was up 6.5% and contract casting products were down 10.6%. Our proprietary mine roof anchors increased as the result of sales to Canada, Norway and Australia. Sales of contract casting products were down as the result of increased price competition from China. During 2004, we entered into a technical agreement with the China University of Mining and Technology for the field-testing and eventual marketing of the Company's mechanical anchor systems, which are used to secure the roofs in underground mines. Now that these tests have been substantially and successfully completed, we are actively marketing our mine roof support products to penetrate the mining market in China.

Raw material prices have leveled off for the most part and the Company was successful in passing on to our customers, where possible, these increases. Currently, there is no indication that the Company will not be able to obtain all the materials that it requires.

Cash flow in the first quarter of 2005 has tightened as the Company experienced an increase in sales resulting in the need for additional working capital, primarily due to timing of accounts receivable collections. The Company's line of credit, along with controlling discretionary expenditures, should provide sufficient cash flow to meet all existing obligations.

A more detailed analysis of the Company's results of operations and financial condition follows:

Results of Operations

The following table sets forth, for the periods indicated, selected Company statement of operations data expressed as a percentage of net sales.

                                                    Three Months Ended
                                            April 5, 2005          April 3, 2004
                                            -----------------      -------------
  Net sales                                     100.0%                100.0%
  Cost of products sold                          79.2%                 75.0%
                                                 -----                 -----
  Gross margin                                   20.8%                 25.0%

  Selling and administrative expense             15.4%                 17.0%
                                                 -----                 -----
  Operating profit                                5.4%                  8.0%

  Interest expense                                0.9%                  1.1%
  Other income                                    0.0%                  0.0%
                                                  ----                  ----
  Income before income taxes                      4.5%                  6.9%
  Income taxes                                    1.7%                  2.5%
                                                  ----                  ----

  Net Income                                      2.8%                  4.4%
                                                  ====                  ====

Net income for the first quarter of 2005 was $730,600 or $.19 per diluted share on sales of $26.3 million compared to net income of $1,076,400 or $.29 per diluted share on sales of $24.6 million in the first quarter of 2004.

Sales for the first quarter 2005 were up 6.9% compared to the same period a year ago. New product sales contributed 0.9% and price increases added 1.3%, while the volume of existing products increased 4.7%.

The Industrial Hardware segment's first quarter sales were up 19.3% compared to the first quarter of 2004. New product sales increased 0.7%, volume of existing products increased 15.0% and prices were up 3.6%. New products include various latches and handles, a non-folding footstep and a recreational vehicle ramp door. Sales of "sleeper boxes" for the class-8 truck market were up 35.8%. The Company anticipates continued sales improvement in the Industrial Hardware segment throughout 2005.

Our Eastern Industrial (Shanghai) Ltd., manufacturing facility located in Shanghai, China continues to produce products for our U.S and Canadian affiliates. This subsidiary will be instrumental in helping us to remain price competitive in North America and will open up the possibility to more effectively pursue global markets. In addition to producing fabricated metal and plastic injection molding products, Eastern Industrial will be adding zinc die-casting capabilities in 2005. It will also serve as a sourcing center for products that do not compete directly against our North American based operations.

The Security Products segment's sales were down 4.2% in the first quarter 2005 as compared to the first quarter of 2004. New product sales increased 1.4%, while sales volume of existing products decreased 5.6%. New products included a push-button toolbox lock, brackets, funnel sets and a sliding cover handle. Sales in this segment are projected to improve as the year progresses. The decrease in sales was primarily in the commercial laundry mechanical product lines such as timers, money boxes and coin metering systems. Smart Card systems saw a modest gain, but not sufficient to offset the decline in the more mature product lines. Our new SearchAlertTM saw a 67% sales gain, however this was more than offset with a 50% decline in locks sold to the computer industry resulting from a phase-out by computer manufacturers of locks for computers.

The Metal Products segment's sales were up 1.2% in the first quarter of 2005 as compared to the first quarter of 2004. Volume of existing products increased by 3.3% offset by a decrease of 2.1% in prices. Sales of our contract casting products for use in the commercial and industrial construction industry decreased 10.6% mainly due to price competition from China, while sales of our proprietary mine roof support anchors were up 6.5% for the first quarter of 2005 as compared to the first quarter of 2004. Mining sales were down in the U.S. but improved in Canada, Australia and Norway. The Company is continuing its efforts to penetrate the China mining market with its mechanical anchors used in mine roof support. Several large government mines in China, where our mine roof supports have been tested successfully, have shown an interest in products and are currently evaluating their use within these mines. Sales in the Metal Products segment are expected to improve throughout 2005 over prior year levels.

Gross margin as a percentage of sales for the three months ended April 2, 2005 was 20.8% compared to 25.0% in the comparable period a year ago. The decrease in gross margin in the first quarter of 2005 is the result of product mix, some price erosion due to competitive pressures, higher raw material costs that could not be passed along to customers, higher utility costs, and higher payroll and payroll related charges.

Selling and administrative expenses were down 2.8% or $117,500 for the first quarter of 2005 as compared to the same period a year ago. The decrease was due in large part to a patent infringement suit which added an additional $165,000 of legal expenses to the first quarter of 2004 offset by higher deferred compensation expenses of $41,700 in the 2005 period.

Operating profit for the three months ended April 2, 2005 was down $547,800 or 27.9% as compared to the same period of 2004. The Industrial Hardware segment was up 23.5% or $248,300, the Security Products segment was down $172,600 or 16.4% and the Metal Products segment was down $623,500 or 425.2% as compared to the first quarter of 2004. The increases in the Industrial Hardware segment reflect the continued overall improvement in the economy in the first quarter of 2005, increased market share and the introduction of new products. The Security Products segment decline is due to lower sales volume versus the prior year period and the higher raw material costs that the Company received during 2004. The Metal Products segments operating loss was primarily the result of operating the foundry at reduced production levels relative to the high fixed operating costs of the foundry. The Company is working on several projects to increase sales in the Metal Products segment and improve profitability.

Interest expense decreased by $29,500 or 10.7% for the first quarter of 2005 as compared to the same period in 2004. This decrease in interest expense was due to the lower average level of debt in the current period.

Other income in the first quarter of 2005 was $7,500, which was comparable to the prior year period of $7,800.

The effective tax rate of 37.9% for the first quarter is higher compared to the 36.5% for the first quarter of 2004. The increase in the effective tax rate is the result of the Company deriving a higher percentage of its earnings from countries with higher effective tax rates.

Liquidity and Sources of Capital

The Company used $382,500 in operations for the first three months of 2005 compared to $429,300 used by operations for the same period in 2004. The change in cash flows was the result of changes in the level of sales and the associated timing differences for collections of accounts receivable and payments of liabilities and changes in inventories. Cash flow from operations coupled with cash on hand at the beginning of the year and a draw down of $3.0 million on the Company's revolving loan were sufficient to fund capital expenditures, debt service, incentive payments, contributions to the Company's pension plans, and dividend payments.

Additions to property, plant and equipment were $741,800 during the first three months of 2005 versus $638,300 for the comparable period in the prior year. Total capital expenditures for 2005 are expected to be in the range of $2.0 million to $3.0 million.

Total inventories as of April 2, 2005 were $20.5 million, comparable to year-end 2004. The inventory turnover ratio of 4.1 turns at the end of the first quarter was higher than the prior year first quarter of 3.7 turns and slightly lower than the year-end 2004 ratio of 4.4 turns. Accounts receivable increased by $1.5 million from year end 2004, primarily due to increased sales volume. The average days sales in accounts receivable for the first quarter of 2005 was 48 days compared to 49 days in the first quarter of 2004 and 47 days at year end 2004.

Cash flow from operating activities and funds available under the revolving credit portion of the Company's loan agreement are expected to be sufficient to cover future foreseeable working capital requirements.

The Company requested and received approval from its financial institution to modify the basis of calculating its debt service covenant ratios from a rolling four-quarter test to a cumulative quarter test effective for the periods beginning January 4, 2004. The debt service covenant test returned to a rolling four-quarter test for the fiscal year beginning in 2005.

ITEM 3            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------            ----------------------------------------------------------

There have been no material changes in market risk from what was reported in the 2004 Annual Report on Form 10-K.

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

ITEM 2            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
------            -----------------------------------------------------------
                  None


ITEM 3            DEFAULTS UPON SENIOR SECURITIES
------            -------------------------------
                  None


ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------            ---------------------------------------------------

                  The Registrant held its Annual Meeting of the Stockholders at The Eastern Company, Naugatuck, Connecticut on Wednesday, the twenty-seventh day of April, 2005. The matters voted on and the voting results were:

                                                                         FOR               WITHHELD
                     1)   Election of John W. Everets as
                          a director for a
                          three-year term

                          expiring in the year 2008:                  3,375,720             12,642
                          Election of Leonard F. Leganza as a
                          director for a three-year term
                          expiring in the year 2008:                  2,960,830            427,532

                          Continuing Directors:
                              Charles W. Henry
                              David C. Robinson
                              Donald S. Tuttle III

                                                                        FOR               AGAINST            ABSTENTION
                     2)   Appointment of Ernst & Young
                          LLP as independent
                          registered public
                          accounting firm:                            3,371,410             10,467               6,485


ITEM 5            OTHER INFORMATION
------            -----------------
                  None


ITEM 6            EXHIBITS
------            --------

                       31) Certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                       32) Certifications pursuant to Rule 13a-14(b) and 18 USC 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                       99(1)) The Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 2005 is incorporated herein by reference.

                       99(2)) Form 8-K filed on April 27, 2005 setting forth the press release reporting the Company's earnings for the quarter ended April 2, 2005 is incorporated herein by reference.

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

DATE:  May 3, 2005                      /s/Leonard F. Leganza
       -----------                      ---------------------
                                        Leonard F. Leganza
                                        President and Chief Executive Officer

DATE:  May 3, 2005                      /s/John L. Sullivan, III
       -----------                      ------------------------
                                        John L. Sullivan, III
                                        Vice President, Secretary and Treasurer