Form 10-Q
period 2005-07-02
EASTERN CO
filed 2005-08-03
CIK 31107

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                            PERIOD ENDED July 2, 2005

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

                                  Yes X No __ .

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                  Yes__ No X .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                        Outstanding as of July 2, 2005
             -----                        ------------------------------
   Common Stock, No par value                       3,637,192

                                     PART I

                              FINANCIAL INFORMATION

                      THE EASTERN COMPANY AND SUBSIDIARIES
  ITEM I       CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
  ------       -------------------------------------------------


  ASSETS                                                                  July 2, 2005        January 1, 2005
  ------                                                                  ------------        ---------------
  CURRENT ASSETS
      Cash and cash equivalents                                          $   4,138,342         $   4,420,506
      Accounts receivable, less allowances:
        2005 - $337,000; 2004 - $332,000                                    14,339,511            12,528,189
      Inventories                                                           20,385,825            20,477,604
      Prepaid expenses and other assets                                      2,034,354             2,258,642
      Deferred income taxes                                                    834,400               739,500
                                                                         -------------         -------------
  Total Current Assets                                                      41,732,432            40,424,441

  Property, plant and equipment                                             42,875,872            42,031,257
  Accumulated depreciation                                                 (19,743,258)          (18,124,710)
                                                                         -------------         -------------
                                                                            23,132,614            23,906,547

  Goodwill                                                                  10,585,793            10,604,286
  Trademarks                                                                   174,527               174,527
  Patents, technology and licenses, less accumulated amortization            1,743,914             1,743,266
  Intangible pension asset                                                     870,064               870,064
  Prepaid pension cost                                                         332,336               348,634
                                                                         -------------         -------------
     TOTAL ASSETS                                                        $  78,571,680         $  78,071,765
                                                                         =============         =============

  LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
      Accounts payable                                                   $   5,758,362         $   5,010,271
      Accrued compensation                                                   1,192,558             2,472,944
      Other accrued expenses                                                 1,954,086             2,239,668
      Current portion of long-term debt                                      2,515,100             4,009,811
                                                                         -------------         -------------
  Total Current Liabilities                                                 11,420,106            13,732,694

  Deferred income taxes                                                      1,803,473             1,452,134
  Long-term debt, less current portion                                      14,095,972            11,804,861
  Accrued post-retirement benefits                                           2,137,321             2,219,821
  Accrued pension cost                                                       4,170,440             4,885,160
  Interest rate swap obligation                                                     --               160,417

  Shareholders' Equity
  Preferred Stock, no par value
     Authorized shares - 2,000,000
     (No shares issued)
  Common Stock, no par value:
     Authorized Shares - 25,000,000
     Issued: 5,325,918 shares in 2005 and 5,323,593 shares in 2004          17,634,978            17,583,561
  Treasury Stock: 1,688,726 shares in 2005 and 2004                        (16,655,041)          (16,655,041)
         Retained earnings                                                  48,582,747            47,568,571
         Accumulated other comprehensive (loss)/income:
            Foreign currency translation                                       429,484               463,804
            Additional minimum pension liability, net of taxes              (5,047,800)           (5,047,800)
            Derivative financial instruments, net of taxes                          --               (96,417)
                                                                         -------------         -------------
         Accumulated other comprehensive loss                               (4,618,316)           (4,680,413)
                                                                         -------------         -------------
     TOTAL SHAREHOLDERS' EQUITY                                             44,944,368            43,816,678
                                                                         -------------         -------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $  78,571,680         $  78,071,765
                                                                         =============         =============

  See accompanying notes.

                      THE EASTERN COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                             Six Months Ended                      Three Months Ended
                                                      July 2, 2005     July 3, 2004          July 2, 2005     July 3, 2004
                                                      ------------     ------------          ------------     ------------

  Net sales                                           $53,688,878       $49,863,172          $27,421,294       $25,297,964
  Cost of products sold                               (41,766,852)      (37,678,125)         (20,969,162)      (19,248,063)
                                                      -----------       -----------          -----------       -----------
  Gross margin                                         11,922,026        12,185,047            6,452,132         6,049,901

  Selling and administrative expenses                  (8,547,685)       (8,719,356)          (4,493,691)       (4,547,870)
                                                      -----------       -----------          -----------       -----------
  Operating profit                                      3,374,341         3,465,691            1,958,441         1,502,031

  Interest expense                                       (523,257)         (545,568)            (276,315)         (269,171)
  Other income                                             23,672             9,860               16,170             2,048
                                                      -----------       -----------          -----------       -----------
  INCOME BEFORE INCOME TAXES                            2,874,756         2,929,983            1,698,296         1,234,908

  Income taxes                                          1,060,785         1,092,884              614,907           474,182
                                                      -----------       -----------          -----------       -----------
  NET INCOME                                          $ 1,813,971       $ 1,837,099          $ 1,083,389       $   760,726
                                                      ===========       ===========          ===========       ===========


  Earnings per share:
     Basic                                              $    0.50         $    0.51            $    0.30         $    0.21
     Diluted                                            $    0.47         $    0.49            $    0.28         $    0.20

  Cash dividends per share                              $    0.22         $    0.22            $    0.11         $    0.11


  See accompanying notes.




                      THE EASTERN COMPANY AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)


                                                               Six Months Ended                       Three Months Ended
                                                          July 2, 2005     July 3, 2004          July 2, 2005     July 3, 2004
                                                          ------------     ------------          ------------     ------------

  Net income                                              $ 1,813,971       $ 1,837,099          $ 1,083,389       $   760,726
  Other comprehensive income (loss)
     Currency translation                                     (34,320)         (135,464)               7,760          (166,194)
     Change in fair value of derivative financial
       instruments, net of income tax benefit:
        2005 - ($64,000) and ($23,000) respectively            96,417                -                60,948                -
        2004 - ($100,000) and ($59,000) respectively;              -            149,367                   -             88,924
                                                          -----------       -----------          -----------       -----------
  Comprehensive income                                    $ 1,876,068       $ 1,851,002          $ 1,152,097       $   683,456
                                                          ===========       ===========          ===========       ===========


  See accompanying notes.
                                       -3-

                           THE EASTERN COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                           Six Months Ended
                                                                 July 2, 2005              July 3, 2004
                                                                 ------------              ------------
  OPERATING ACTIVITIES:
    Net income                                                    $ 1,813,971               $ 1,837,099
    Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                1,782,112                 1,796,237
       Provision for doubtful accounts                                  5,022                     5,438
       Deferred income taxes                                          192,439                        -
       Issuance of Common Stock for directors' fees                    51,417                    39,010
       Gain on sales of equipment and other assets                         -                     (3,487)
       Changes in operating assets and liabilities:
         Accounts receivable                                       (1,815,594)               (2,664,889)
         Inventories                                                   92,969                  (396,463)
         Prepaid expenses and other                                   208,669                    10,563
         Prepaid pension cost                                        (698,422)                  223,825
         Accounts payable                                             752,789                 2,301,548
         Accrued compensation                                      (1,198,515)                  (67,866)
         Other accrued expenses                                      (440,349)                 (662,139)
         Other assets                                                (111,545)                  (49,651)
                                                                  -----------               -----------
              NET CASH PROVIDED BY OPERATING ACTIVITIES               634,963                 2,369,225


  INVESTING ACTIVITIES:
      Proceeds from sale of equipment                                      -                      3,487
      Purchases of property, plant, and equipment                    (920,031)               (1,129,434)
                                                                  -----------               -----------
              NET CASH USED BY INVESTING ACTIVITIES                  (920,031)               (1,125,947)


  FINANCING ACTIVITIES:
    Proceeds from issuance of short-term debt                       3,000,000                        -
    Principal payments on long-term debt                           (2,203,599)               (1,306,028)
    Proceeds from sale of Common Stock                                     -                    172,300
    Dividends paid                                                   (799,795)                 (797,036)
                                                                  -----------               -----------
              NET CASH USED BY FINANCING ACTIVITIES                    (3,394)               (1,930,764)

  Effect of exchange rate changes on cash                               6,298                       511
                                                                  -----------               -----------

  NET CHANGE IN CASH AND CASH EQUIVALENTS                            (282,164)                 (686,975)
  Cash and Cash Equivalents at Beginning of Period                  4,420,506                 4,896,816
                                                                  -----------               -----------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 4,138,342               $ 4,209,841
                                                                  ===========               ===========

THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 2, 2005



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


Note B - Earnings Per Share

The denominators used in the earnings per share computations follow:

                                                                    Six Months Ended                    Three Months Ended
                                                               July 2, 2005     July 3, 2004       July 2, 2005   July 3, 2004
                                                               ------------     ------------       ------------   ------------

      Denominator for basic earnings per share                   3,635,546         3,622,926         3,636,100        3,628,818
                                                                 =========         =========         =========        =========

  Diluted:
      Weighted average shares outstanding                        3,635,546         3,622,926         3,636,100        3,628,818
      Dilutive stock options                                       240,690           103,095           248,959          109,488
                                                                 ---------        ----------         ---------        ---------
      Denominator for diluted earnings per share                 3,876,236         3,726,021         3,885,059        3,738,306
                                                                 =========         =========         =========        =========


Note C - Inventories

The components of inventories follow:

                                       July 2, 2005        January 1, 2005
                                       ------------        ---------------
Raw materials and component parts       $11,232,589          $11,279,981
Work in process                           3,649,063            3,670,812
Finished goods                            5,504,173            5,526,811
                                        -----------          -----------
                                        $20,385,825          $20,477,604
                                        ===========          ===========

Note D - Segment Information

Segment financial information follows:

                                                SIX MONTHS ENDED                       THREE MONTHS ENDED
                                        July 2, 2005      July 3, 2004            July 2, 2005        July 3, 2004
                                        ------------      ------------            ------------        ------------
Revenues:
   Sales to unaffiliated customers:
      Industrial Hardware                $26,837,746       $22,155,810             $13,817,476         $11,243,606
       Security Products                  21,233,164        21,098,894              11,211,588          10,633,178
      Metal Products                       5,617,968         6,608,468               2,392,230           3,421,180
                                         -----------       -----------             -----------         -----------
                                         $53,688,878       $49,863,172             $27,421,294         $25,297,964
                                         ===========       ===========             ===========         ===========

Income Before Income Taxes:
   Industrial Hardware                   $ 2,646,857       $ 2,029,078             $ 1,341,197         $   971,760
   Security Products                       1,885,274         1,514,998               1,004,870             462,008
   Metal Products                         (1,157,790)          (78,385)               (387,626)             68,263
                                         -----------       -----------             -----------         -----------
      Operating Profit                     3,374,341         3,465,691               1,958,441           1,502,031
   Interest expense                         (523,257)         (545,568)               (276,315)           (269,171)
   Other income                               23,672             9,860                  16,170               2,048
                                         -----------       -----------             -----------         -----------
                                         $ 2,874,756       $ 2,929,983             $ 1,698,296         $ 1,234,908
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

Pro forma information regarding net income and earnings per share, as required by Statement No. 123 "Accounting for Stock-Based Compensation", has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value of the stock options was estimated at the date of grant using a Black-Scholes option pricing model. No options were granted during the first six months of 2005 or 2004.

                                                            SIX MONTHS ENDED                         THREE MONTHS ENDED
                                                   July 2, 2005       July 3, 2004           July 2, 2005       July 3, 2004
                                                   ------------       ------------           ------------       ------------

  Net income, as reported                            $1,813,971        $1,837,099             $1,083,389           $760,726

  Deduct: Total stock-based employee
  -------
  compensation expense determined
  under fair value based method for all
  awards granted, net of related tax
  effects                                                  (876)           (8,952)                  (438)            (4,476)
                                                     ----------        ----------             ----------           --------
  Pro forma net income                               $1,813,095        $1,828,147             $1,082,951           $756,250
                                                     ==========        ==========             ==========           ========

  Earnings per share:
  Basic-as reported                                    $   0.50           $  0.51                 $ 0.30             $ 0.21
  Basic-pro forma                                      $   0.50           $  0.50                 $ 0.30             $ 0.21

  Diluted-as reported                                  $   0.47           $  0.49                 $ 0.28             $ 0.20
  Diluted-pro forma                                    $   0.47           $  0.49                 $ 0.28             $ 0.20


For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the stock options' vesting period ranging from 1 to 5 years. The pro forma effect on net income and related earnings per share may not be representative of future years' impact since the terms and conditions of new grants may vary from the current terms.
                                       -6-

Note F - Recent Accounting Pronouncements

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

The impact of the adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and net income per share in the stock based compensation accounting policy note included in Note E to the consolidated financial statements.

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

Note G - Goodwill

The following is a roll-forward of goodwill from year-end 2004 to the end of the second quarter:

           Beginning balance - January 1, 2005                 $ 10,604,286
           Foreign exchange                                         (18,493)
                                                               ------------
           Ending balance - July 2, 2005                       $ 10,585,793
                                                               ============

Note H - Debt

On August 1, 2005, the Company amended the Loan Agreement with its lender. The amendment renewed and extended the maturity of the Revolving Credit Loan from July 1, 2005 to August 1, 2007 and restructured and increased the existing balance of the Term Loan into a new five (5) year term loan in the amount of $15,725,000. The $4,000,000 proceeds from the term loan were used to pay down the balance on the revolving credit agreement. Repayments under the new term loan are required on a quarterly basis with $700,000 due in October 2005, $800,000 beginning in January 2006 through April 2010 and a final payment due July 1, 2010 of $625,000. The balance sheet as of July 2, 2005 has been modified to reflect the amended loan agreement.


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

Significant disclosures relating to these benefit plans for the second quarter and first six months of Fiscal 2005 and 2004 follow:


                                                                                Pension Benefits
                                                                                ----------------
                                                           Six Months Ended                         Three Months Ended
                                                   July 2, 2005         July 3, 2004        July 2, 2005         July 3, 2004
                                                   ------------         ------------        ------------         ------------
   Service cost                                    $  673,680           $  590,160          $  336,840           $  295,905
   Interest cost                                    1,113,211            1,142,757             566,606              571,168
   Expected return on plan assets                  (1,358,011)          (1,299,371)           (679,005)            (649,360)
   Transition obligation                              (90,223)            (102,197)            (45,111)             (51,098)
   Prior service cost                                  98,490               98,490              49,245               49,245
   Losses recognized                                  185,419              176,224              92,709               87,028
                                                   ----------           ----------          ----------           ----------
   Net periodic benefit cost                       $  622,566           $  606,063          $  321,284           $  302,888
                                                   ==========           ==========          ==========           ==========


                                                                             Postretirement Benefits
                                                                             -----------------------
                                                           Six Months Ended                         Three Months Ended
                                                   July 2, 2005         July 3, 2004        July 2, 2005         July 3, 2004
                                                   ------------         ------------        ------------         ------------
   Service cost                                    $   43,358           $   58,031          $   21,679           $   13,945
   Interest cost                                       59,204               88,496              29,720               17,480
   Expected return on plan assets                     (39,594)             (51,920)            (19,521)             (10,797)
   Transition obligation

                                                            0                    0                   0                    0
   Prior service cost                                 (19,953)             (20,924)             (9,976)              (9,491)
   Losses recognized                                  (18,848)             (34,876)             (9,088)              (5,514)
                                                   ----------           ----------          ----------           ----------
   Net periodic benefit cost                       $   24,167           $   38,807          $   12,814           $    5,623
                                                   ==========           ==========          ==========           ==========

The Company's funding policy with respect to its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations. For the 2004 plan year the Company was required to contribute $1,258,029 into its salaried plan and $208,159 into one of its hourly plans. The Company has paid all of the required contributions into the salaried plan as of March 31, 2005 and will make the minimum contribution into its hourly plan prior to filing its federal income tax return on September 15, 2005. For the 2005 plan year the Company is required to make quarterly contributions to one of its hourly plans. As of June 30, 2005, the Company was required to make one payment of $52,040 which was made in April 2005. An additional required payment of $52,040 was made in July 2005.

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

The Company has a contributory savings plan under Section 401(k) of the Internal Revenue Code covering substantially all U.S. non-union employees. The plan allows participants to make voluntary contributions of up to 100% of their annual compensation on a pretax basis, subject to IRS limitations. The plan provides for contributions by the Company at its discretion. The Company made contributions of $42,313, and $82,713 in the second quarter and first six months of 2005 respectively, and $38,578 and $75,692 in the second quarter and first six months of 2004, respectively.





                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
ITEM 2                            OF OPERATIONS
------                            -------------

The following discussion is intended to highlight significant changes in the Company's financial position and results of operations for the twenty-six weeks ended July 2, 2005. The interim financial statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended January 1, 2005 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2005.

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


Overview

During the second quarter of 2005 the Company experienced a 8.4% increase in sales as compared to the second quarter of 2004. The Industrial Hardware and the Security Products segments experienced a 22.9% and 5.4%, respectively, increase in sales during the period while the sales of the Metal Products segment declined 30.1% from the comparable quarter of 2004. Sales for the first half of 2005 were up 7.7% compared to the same period a year ago. The Industrial Hardware and the Security Products segments experienced increases in sales of 21.1% and 0.6%, respectively, while the sales of the Metal Products segment declined 15.0% as compared to the first half of 2004.

The following table shows the changes in the second quarter of 2005 compared to the second quarter of 2004 in selected results, by segment (dollars in thousands):


                                       Industrial         Security           Metal
                                        Hardware          Products         Products           Total
                                       ----------         --------         --------           -----
          Sales                         $  2,574          $   578          $ (1,029)        $  2,123

                  Volume                    19.0%             3.7%            -29.6%             6.0%
                  Prices                     3.0%             0.0%             -0.5%             1.3%
                  New Products               0.9%             1.7%              0.0%             1.1%
                                            ----             ----              ----             ----
                                            22.9%             5.4%            -30.1%             8.4%

          Gross margin                  $    534          $   207          $   (339)        $    402
                                            18.5%             7.1%           -326.7%             6.6%

          Operating profit              $    369          $   543          $   (456)        $    456
                                            38.0%           117.5%           -667.8%            30.4%

The following table shows the changes in the first six months of 2005 compared to the first six months of 2004 in selected results, by segment (dollars in thousands):


                                       Industrial         Security           Metal
                                        Hardware          Products         Products           Total
                                       ----------         --------         --------           -----
          Sales                         $  4,682          $   134          $  (990)         $  3,926

                  Volume                    17.0%            -1.0%           -13.8%              5.4%
                  Prices                     3.3%             0.0%            -1.2%              1.3%
                  New Products               0.8%             1.6%             0.0%              1.0%
                                            ----             ----             ----              ----
                                            21.1%             0.6%           -15.0%              7.7%

          Gross margin                  $    871          $  (193)         $  (941)         $   (263)
                                            15.0%            -3.2%          -273.3%             -2.2%

          Operating profit              $    618          $   370          $(1,079)         $    (91)
                                            30.4%            24.4%        -1,377.1%             -2.6%


The Industrial Hardware sales increase came from both distributor and original equipment manufacturers (OEM's) as the result of a continued improvement in the economy, particularly in the manufacturing sector. Sales increased to subcontractors for military vehicles for retrofitting the Humvee, 1 ton and 3/4 ton trucks, with heavy duty rotary and paddle latches as the Army increases the armor on these vehicles; and to the class 8 truck market which is experiencing significant growth and which has increased the requirements for our sleeper boxes, particularly for Freightliner's Western Star tractor-trailer line of trucks.

The sales increase in the Security Products segment came as a result of improved sales to the commercial laundry industry compared to the prior year, mainly smart card systems used in a retrofit program. Sales of lock products in total were comparable to the prior year, with increased sales of the SearchAlertTM lock to the travel industry, locks used for industrial enclosures and the automotive accessory markets being offset by decreased sales to the furniture, gaming and computer markets.

Sales in the Metal Products segment were lower in both mine roof products and contract casting products for both the second quarter and first half of 2005 compared to the 2004 periods. Our proprietary mine roof anchors declined as the result of mining techniques where fewer of our proprietary mine roof anchors are required, and sales of contract casting products were down as the result of offshore pricing competition. During 2004, the Company entered into a technical agreement with the China University of Mining and Technology for the field-testing and eventual marketing of the Company's mechanical anchor systems, which are used to secure the roofs in underground mines. Now that these tests have been substantially and successfully completed, we are actively marketing our mine roof support products to penetrate the mining market in China.

Raw material prices have leveled off for the most part and the Company was successful in passing on to our customers, where possible, these increases. Currently, there is no indication that the Company will not be able to obtain all the materials that it requires.

Cash flow in the second quarter of 2005 was improved over the first quarter and has tightened compared to the second quarter of 2004. The Company has experienced an increase in sales resulting in the need for additional working capital, primarily due to the timing of accounts receivable collections and payment of accounts payable. The Company's line of credit, along with controlling discretionary expenditures, should provide sufficient cash flow to meet all existing obligations.

A more detailed analysis of the Company's results of operations and financial condition follows:

Results of Operations

The following table sets forth, for the periods indicated, selected Company statement of operations data expressed as a percentage of net sales.


                                                  Six Months Ended                      Three Months Ended
                                                  ----------------                      ------------------
                                        July 2, 2005      July 3, 2004            July 2, 2005       July 3, 2004
                                        ------------      ------------            ------------       ------------
  Net sales                                  100.0%             100.0%              100.0%              100.0%
  Cost of products sold                       77.8%              75.6%               76.5%               76.1%
                                              -----              -----               -----               -----
  Gross margin                                22.2%              24.4%               23.5%               23.9%

  Selling and administrative expense          15.9%              17.4%               16.4%               17.9%
  Interest expense                            0.9%                1.1%                1.0%                1.1%
                                              ----                ----                ----                ----
  Income before income taxes                  5.4%                5.9%                6.1%                4.9%
  Income taxes                                2.0%                2.2%                2.2%                1.9%
                                              ----                ----                ----                ----

  Net Income                                  3.4%                3.7%                3.9%                3.0%
                                              ====                ====                ====                ====

  Net income for the second quarter of 2005 was $1.1 million or $.28 per diluted share on sales of $27.4 million compared to net income of $760,700 or $.20 per diluted share on sales of $25.3 million in the second quarter of 2004. Net income for the first six months of 2005 was $1.8 million or $.47 per diluted share on sales of $53.7 million compared to net income of $1.8 million or $.49 per diluted share on sales of $49.9 million in the 2004 period.

  Sales for the second quarter 2005 were up 8.4% compared to the same period a year ago. New product sales contributed 1.1%, sales volume of existing products increased 6.0% and prices increased 1.3% in the second quarter. Sales for the first half of 2005 were up 7.7% compared to the same period a year ago. Sales volume of existing products was up 5.4% and new product sales were up 1.0%, while prices increased 1.3%.

  The Industrial Hardware segment's second quarter sales were up 22.9% compared to the second quarter of 2004. New product sales increased 0.9%, sales volume of existing products increased 19.0% and prices were up 3.0%. New products include a push button assembly and mini rotary lock, both of which are used in the truck accessory market, a trailer ramp for the recreational vehicle market, as well as a variety of latches and handles sold through our distributor network. Sales of "sleeper boxes" for the class-8 truck market were up 73.1%. For the first half of 2005, sales were up 21.1% compared to the same period in 2004. New product sales increased 0.8%, sales volume of existing products increased 17.0% and prices were up 3.3%. The Company anticipates continued sales improvement in the Industrial Hardware segment throughout 2005.

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

  The Security Products segment's sales were up 5.4% in the second quarter of 2005 as compared to the second quarter of 2004. New product sales increased 1.7% and sales volume of existing products increased 3.7%. Sales of new products included brackets, a sliding cover handle and a toolbox push button lock for the automotive accessory market. For the first half of 2005, sales were up 0.6% compared to the same period in 2004. New product sales increased 1.6% and sales volume of existing products decreased 1.0%. The Company anticipates continued sales improvement in the Security Products segment throughout 2005.
                                      -12-

  The Metal Products segment's sales were down 30.1% in the second quarter of 2005 as compared to the second quarter of 2004. Sales volume of existing products was down 29.6% and prices declined 0.5%. Sales of our contract casting products for use in the commercial and industrial construction industry decreased 49.0% and sales of our proprietary mine roof support anchors were down 18.4% for the second quarter of 2005 as compared to the second quarter of 2004. The decrease in sales of contract castings during the second quarter was due to offshore price competition. Sales of mine roof support anchors continue to be negatively affected by the changes in mining techniques and surface mining requiring fewer roof support anchors. For the first half of 2005, sales were down 15.0% compared to the same period in 2004. Sales volume of existing products decreased by 13.8% and prices decreased by 1.2%. Sales of our contract casting products for use in the commercial and industrial construction industry decreased 32.5% and sales of our proprietary mine roof support anchors were down 5.4% for the first six months of 2005 as compared to the first six months of 2004. The Company is continuing its efforts to penetrate the China mining market with its mechanical anchors used in mine roof support. Several large government mines in China, where our mine roof supports have been tested successfully, have shown an interest in products and are currently evaluating their use within these mines. Barring any breakthroughs in the China mining market, sales for 2005 are expected to approximate prior year levels.

  Gross margin as a percentage of sales for the three and six month periods ended July 2, 2005 was 23.5% and 22.2%, respectively, compared to 23.9% and 24.4% in the comparable periods a year ago. The decrease in gross margin for both the second quarter and six months is primarily the result of product mix, decreased sales volume in the metal products segment which resulted in lower plant utilization, some price erosion due to competitive pressures, higher raw material costs that could not be passed along to customers, higher utility costs, and higher payroll and payroll related charges.

  Selling and administrative expenses were down 1.2% or $54,200 for the second quarter of 2005 and down 2.0% or $171,700 for the first six months of 2005 as compared to the same periods a year ago. The decrease was due to a patent infringement suit, which was settled in the second quarter of 2004, offset by higher expenses in 2005 for travel, deferred compensation, payroll and payroll related charges.

  Interest expense increased by $7,100 or 2.7% for the second quarter of 2005 and decreased by $22,300 or 4.1% for the first half of 2005 as compared to the same periods in 2004. This increase in interest expense for the second quarter was due to higher levels of debt resulting from a draw down of $3.0 million on the Company's revolving loan in 2005. The decrease in the six-month period was due to lower average debt over the period compared to the previous year.

  Earnings before income taxes for the three months ended July 2, 2005 was up $463,400 or 37.5% and for the six months ended July 2, 2005 was down $55,200 or 1.9% as compared to the same periods of 2004. The Industrial Hardware segment was up 38.0% or $369,400, the Security Products segment was up $542,900 or 117.5% and the Metal Products segment was down $455,900 or 667.8% as compared to the second quarter of 2004. For the first half of 2005, the Industrial Hardware segment was up 30.4% or $617,800, the Security Products segment was up $370,300 or 24.4% and the Metal Products segment was down $1.1 million as compared to the same period of 2004. The increases in the Industrial Hardware segment reflect the continued overall improvement in the manufacturing sector economy in 2005, increased market share and the introduction of new products. The overall increase in the Security Products segment was mainly due to the non-recurring legal fees and settlement of a patent infringement suit in 2004, increases created by the general overall improvement in the economy in 2005 and the introduction of new products. The Metal Products segment decrease is the result of the continued decline in the use of our proprietary mine roof anchors in the North American mining industry as new mining technology continues to reduce the need for that product and increased offshore pricing competition.

  The effective tax rate of 36.9% for the first six months is lower than the 37.3% for the same period in 2004. The decrease in the effective tax rate is the result of the Company deriving a higher percentage of its earnings from countries with lower effective tax rates.

 Liquidity and Sources of Capital

  The Company provided $646,300 from operations for the first six months of 2005 compared to $2.4 million provided from operations for the same period in 2004. These amounts reflect the net income earned by the Company during those periods adjusted for non-cash charges and changes in working capital which relate, primarily, to the timing of payments or receipts of current assets and current liabilities. Cash flow from operations coupled with cash on hand at the beginning of the year and a draw down of $3.0 million on the Company's revolving loan were sufficient to fund capital expenditures, debt service, contributions to the Company's pension plans, and dividend payments. On August 1, 2005, the Company amended the Loan Agreement with its lender. The Company added an additional $4,000,000 to its term loan and used the proceeds to reduce the balance on the revolving credit loan. See Note H for additional details concerning this amendment.

  Additions to property, plant and equipment were $931,400 during the first six months of 2005 versus $1.1 million for the comparable period in 2004. Total capital expenditures for 2005 are expected to be in the range of $2.0 million to $3.0 million.

  Total inventories as of July 2, 2005 were $20.4 million as compared to $20.5 million at year-end 2004. The inventory turnover ratio of 4.1 turns at the end of the second quarter was slightly lower than the prior year second quarter of
  4.4 turns and slightly higher than the year end 2004 ratio of 3.7 turns. Accounts receivable increased by $1.8 million from year end 2004, primarily due to increased sales volume. The average days sales in accounts receivable for the second quarter of 2005 was 48 days compared to 49 days in the second quarter of 2004 and 47 days at the end of Fiscal 2004.

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
                                      -14-

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


ITEM 2            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
------            -----------------------------------------------------------
                  None


ITEM 3            DEFAULTS UPON SENIOR SECURITIES
------            -------------------------------
                  None


ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------            ---------------------------------------------------

                  See the information set forth in Item 4 of the Form 10-Q of the Company for the quarterly period ended April 2, 2005.


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

                       99(3)) Form 8-K filed on July 18, 2005 disclosing the change in the Company's Independent Registered Public Accounting Firm from Ernst & Young LLP to UHY LLP.

                       99(4)) Form 8-K filed on July 27, 2005 setting forth the press release reporting the Company's earnings for the quarter ended July 2, 2005 is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                THE EASTERN COMPANY
                                -------------------
                                (Registrant)


DATE:  August 3, 2005           /s/Leonard F. Leganza
       --------------           ---------------------
                                Leonard F. Leganza
                                President and Chief Executive Officer


DATE:  August 3, 2005           /s/John L. Sullivan, III
       --------------           ------------------------
                                John L. Sullivan, III
                                Vice President, Secretary and Treasurer