Form 10-Q
period 2005-10-01
EASTERN CO
filed 2005-10-31
CIK 31107

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                          PERIOD ENDED October 1, 2005
                                       ---------------

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

                                 Not applicable
                                 --------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                               Yes       No X .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                         Outstanding as of October 1, 2005
          -----                         ---------------------------------
Common Stock, No par value                          3,638,308

                               PART I

                        FINANCIAL INFORMATION

                THE EASTERN COMPANY AND SUBSIDIARIES
  ITEM I   CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


  ASSETS                                                                  October 1, 2005       January 1, 2005
  ------                                                                  ---------------       ---------------
  CURRENT ASSETS
      Cash and cash equivalents                                           $   6,080,674         $   4,420,506
      Accounts receivable, less allowances:
        2005 - $288,000; 2004 - $332,000                                     13,927,641            12,528,189
      Inventories                                                            20,392,383            20,477,604
      Prepaid expenses and other assets                                       2,134,198             2,258,642
      Deferred income taxes                                                     834,400               739,500
                                                                          -------------         -------------
  Total Current Assets                                                       43,369,296            40,424,441

  Property, plant and equipment                                              43,402,747            42,031,257
  Accumulated depreciation                                                  (20,603,251)          (18,124,710)
                                                                          -------------         -------------
                                                                             22,799,496            23,906,547

  Goodwill                                                                   10,644,918            10,604,286
  Trademarks                                                                    175,662               174,527
  Patents, technology and licenses, less accumulated amortization             1,815,193             1,743,266
  Intangible pension asset                                                      870,064               870,064
  Prepaid pension cost                                                          324,187               348,634
                                                                          -------------         -------------
     TOTAL ASSETS                                                         $  79,998,816         $  78,071,765
                                                                          =============         =============

  LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
      Accounts payable                                                    $   5,227,812         $   5,010,271
      Accrued compensation                                                    1,496,575             2,472,944
      Other accrued expenses                                                  2,461,117             2,239,668
      Current portion of long-term debt                                       3,317,795             4,009,811
                                                                          -------------         -------------
  Total Current Liabilities                                                  12,503,299            13,732,694

  Deferred income taxes                                                       1,793,851             1,452,134
  Long-term debt, less current portion                                       13,240,502            11,804,861
  Accrued post-retirement benefits                                            2,096,071             2,219,821
  Accrued pension cost                                                        4,188,782             4,885,160
  Interest rate swap obligation                                                  26,077               160,417


  Shareholders' Equity
  Preferred Stock, no par value
     Authorized shares - 2,000,000
     (No shares issued)
  Common Stock, no par value:
     Authorized Shares - 25,000,000
     Issued: 5,327,034 shares in 2005 and 5,323,593 shares in 2004           17,661,189            17,583,561
  Less: Treasury Stock: 1,688,726 shares in 2005 and 2004                   (16,655,041)          (16,655,041)
         Retained earnings                                                   49,439,023            47,568,571
         Accumulated other comprehensive (loss)/income:
            Foreign currency translation                                        769,317               463,804
            Additional minimum pension liability, net of taxes               (5,047,800)           (5,047,800)
            Derivative financial instruments, net of taxes                      (16,454)              (96,417)
                                                                          -------------         -------------
         Accumulated other comprehensive loss                                (4,294,937)           (4,680,413)
                                                                          -------------         -------------
     TOTAL SHAREHOLDERS' EQUITY                                              46,150,234            43,816,678
                                                                          -------------         -------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $  79,998,816         $  78,071,765
                                                                          =============         =============

  See accompanying notes.
                                 -2-

                      THE EASTERN COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                        Nine Months Ended                            Three Months Ended
                                            October 1, 2005       October 2, 2004       October 1, 2005       October 2, 2004
                                            ---------------       ---------------       ---------------       ---------------

  Net sales                                  $  80,893,693         $  75,357,662         $  27,204,815         $  25,494,490
  Cost of products sold                        (62,865,242)          (55,988,568)          (21,098,390)          (18,310,443)
                                             -------------         -------------         -------------         -------------
  Gross margin                                  18,028,451            19,369,094             6,106,425             7,184,047

  Selling and administrative expenses          (12,454,214)          (13,082,641)           (3,906,529)           (4,363,285)
                                             -------------         -------------         -------------         -------------
  Operating profit                               5,574,237             6,286,453             2,199,896             2,820,762

  Interest expense                                (753,853)             (793,965)             (230,596)             (248,397)
  Other income                                      45,445                14,924                21,773                 5,064
                                             -------------         -------------         -------------         -------------
  INCOME BEFORE INCOME TAXES                     4,865,829             5,507,412             1,991,073             2,577,429

  Income taxes                                   1,795,491             2,163,878               734,706             1,070,994
                                             -------------         -------------         -------------         -------------

  NET INCOME                                 $   3,070,338         $   3,343,534         $   1,256,367         $   1,506,435
                                             =============         =============         =============         =============


  Earnings per share:
     Basic                                       $    0.84             $    0.92             $    0.35             $    0.41
     Diluted                                     $    0.79             $    0.90             $    0.32             $    0.40

  Cash dividends per share                       $    0.33             $    0.33             $    0.11             $    0.11

  See accompanying notes.


                  THE EASTERN COMPANY AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)


                                                                 Nine Months Ended                     Three Months Ended
                                                      October 1, 2005    October 2, 2004       October 1, 2005    October 2, 2004
                                                      ---------------    ---------------       ---------------    ---------------

Net income                                               $ 3,070,338      $ 3,343,534           $ 1,256,367        $ 1,506,435
Other comprehensive income (loss)
  Currency translation                                       305,513          188,836               339,833            324,300
  Change in fair value of derivative financial
    instruments, net of income taxes (benefit):
     2005 - $54,377 and ($9,623)respectively                  79,963               -                (16,454)                -
     2004 - $141,000 and $41,000  respectively;                   -           210,443                    -              61,076
                                                         -----------      -----------           -----------        -----------
Comprehensive income                                     $ 3,455,814      $ 3,742,813           $ 1,579,746        $ 1,891,811
                                                         ===========      ===========           ===========        ===========


See accompanying notes.

                      THE EASTERN COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 Nine Months Ended

                                                        October 1, 2005          October 2, 2004
                                                        ---------------          ---------------
  OPERATING ACTIVITIES:
    Net income                                           $ 3,070,338               $ 3,343,534
    Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                       2,642,368                 2,598,731
       Provision for doubtful accounts                        12,823                     3,764
       Deferred income taxes                                 192,439                        -
       Issuance of Common Stock for directors' fees           77,628                    59,988
       Loss on sales of equipment and other assets             1,284                    46,006
       Changes in operating assets and liabilities:
         Accounts receivable                              (1,341,425)               (3,841,100)
         Inventories                                         201,850                (2,623,825)
         Prepaid expenses and other                          104,371                  (596,841)
         Prepaid pension cost                               (671,931)                  290,821
         Accounts payable                                    178,262                 2,582,692
         Accrued compensation                               (900,263)                  656,450
         Other accrued expenses                               (2,216)                  408,382
         Other assets                                       (182,599)                  (50,754)
                                                         -----------               -----------
           NET CASH PROVIDED BY OPERATING ACTIVITIES       3,382,929                 2,877,848

  INVESTING ACTIVITIES:
      Proceeds from sale of equipment                             -                     13,367
      Purchases of property, plant, and equipment         (1,325,242)               (1,530,786)
                                                         -----------               -----------
           NET CASH USED BY INVESTING ACTIVITIES          (1,325,242)               (1,517,419)

  FINANCING ACTIVITIES:
    Proceeds from issuance of short-term debt              3,000,000                        -
    Principal payments on long-term debt                  (2,256,375)               (1,956,237)
    Proceeds from sale of Common Stock                            -                    172,300
    Dividends paid                                        (1,199,886)               (1,196,441)
                                                         -----------               -----------
           NET CASH USED BY FINANCING ACTIVITIES            (456,261)               (2,980,378)

  Effect of exchange rate changes on cash                     58,742                    30,187
                                                         -----------               -----------

  NET CHANGE IN CASH AND CASH EQUIVALENTS                  1,660,168                (1,589,762)
  Cash and Cash Equivalents at Beginning of Period         4,420,506                 4,896,816
                                                         -----------               -----------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 6,080,674               $ 3,307,054
                                                         ===========               ===========


THE EASTERN COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
OCTOBER 1, 2005


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


Note B - Earnings Per Share
---------------------------

The denominators used in the earnings per share computations follow:

                                                          Nine Months Ended                Three Months Ended
                                                    Oct. 1, 2005    Oct. 2, 2004      Oct. 1, 2005    Oct. 2, 2004
                                                    ------------    ------------      ------------    ------------

  Basic:
     Denominator for basic earnings per share        3,636,131       3,625,627         3,637,315        3,631,028
                                                     =========       =========         =========        =========

  Diluted:
      Weighted average shares outstanding            3,636,131       3,625,627         3,637,315        3,631,028
      Dilutive stock options                           254,278         102,710           281,452          101,941
                                                     ---------       ---------         ---------        ---------
      Denominator for diluted earnings per share     3,890,409       3,728,337         3,918,767        3,732,969
                                                     =========       =========         =========        =========


Note C - Inventories
--------------------

The components of inventories follow:

                                          October 1, 2005     January 1, 2005
                                          ---------------     ---------------
Raw materials and component parts          $11,236,203          $11,279,981
Work in process                              3,650,237            3,670,812
Finished goods                               5,505,943            5,526,811
                                           -----------          -----------
                                           $20,392,383          $20,477,604
                                           ===========          ===========

Note D - Segment Information
----------------------------

Segment financial information follows:

                                                NINE MONTHS ENDED                  THREE MONTHS ENDED
                                          Oct. 1, 2005     Oct. 2, 2004        Oct. 1, 2005     Oct. 2, 2004
                                          ------------     ------------        ------------     ------------
Revenues:
   Sales to unaffiliated customers:
      Industrial Hardware                  $39,878,367     $34,140,587          $13,040,621      $11,984,777
      Security Products                     32,889,979      32,127,719           11,656,815       11,028,825
      Metal Products                         8,125,347       9,089,356            2,507,379        2,480,888
                                           -----------     -----------          -----------      -----------
                                           $80,893,693     $75,357,662          $27,204,815      $25,494,490
                                           ===========     ===========          ===========      ===========

Income Before Income Taxes:
   Industrial Hardware                     $ 3,784,671     $ 3,616,823          $ 1,137,813      $ 1,587,745
   Security Products                         3,463,352       2,786,312            1,578,078        1,271,314
   Metal Products                           (1,673,786)       (116,682)            (515,995)         (38,297)
                                           -----------     -----------          -----------      -----------
      Operating Profit                       5,574,237       6,286,453            2,199,896        2,820,762
   Interest expense                           (753,853)       (793,965)            (230,596)        (248,397)
   Other income                                 45,445          14,924               21,773            5,064
                                           -----------     -----------          -----------      -----------
                                           $ 4,865,829     $ 5,507,412          $ 1,991,073      $ 2,577,429
                                           ===========     ===========          ===========      ===========

Note E - Stock-Based Compensation
---------------------------------

The Company measures compensation expense related to stock-based compensation using the intrinsic value method. Accordingly, no stock-based employee compensation cost is reflected in net income if the exercise price of the option equals or exceeds the fair value of the stock on the date of grant.

Pro forma information regarding net income and earnings per share, as required by Statement No. 123 "Accounting for Stock-Based Compensation", has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value of the stock options was estimated at the date of grant using a Black-Scholes option pricing model. No options were granted during the first nine months of 2005 or 2004.

                                                  NINE MONTHS ENDED                  THREE MONTHS ENDED
                                            Oct. 1, 2005     Oct. 2, 2004        Oct. 1, 2005     Oct. 2, 2004
                                            ------------     ------------        ------------     ------------
  Net income, as reported                    $3,070,338       $3,343,534          $1,256,367       $1,506,435

  Deduct: Total stock-based employee
  -------
  compensation expense determined
  under fair value based method for all
  awards granted, net of related tax
  effects                                        (1,314)         (13,428)               (438)          (4,476)
                                             ----------       ----------          ----------       ----------
  Pro forma net income                       $3,069,024       $3,330,106          $1,255,929       $1,501,959
                                             ==========       ==========          ==========       ==========

  Earnings per share:
  Basic-as reported                            $   0.84          $  0.92              $ 0.35           $ 0.41
  Basic-pro forma                              $   0.84          $  0.92              $ 0.35           $ 0.41

  Diluted-as reported                          $   0.79          $  0.90              $ 0.32           $ 0.40
  Diluted-pro forma                            $   0.79          $  0.89              $ 0.32           $ 0.40


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

-----------------------------------------------------

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 (Accounting Changes) and FASB Statement No. 3 (Reporting Accounting Changes in Interim Financial Statements). SFAS No. 154 provides guidance on accounting for and reporting of accounting changes and error corrections. It requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the specific period effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. It is not believed that the adoption of SFAS No. 154 will have a material impact on the consolidated financial position, results of operations or cash flows of the Company.


Note G - Goodwill
-----------------

The following is a roll-forward of goodwill from year-end 2004 to the end of the third quarter 2005:

          Beginning balance - January 1, 2005           $ 10,604,286
          Foreign exchange - Canada                           40,632
                                                        ------------
          Ending balance - October 1, 2005              $ 10,644,918
                                                        ============


Note H - Debt
-------------

On August 1, 2005, the Company amended the Loan Agreement with its lender. The amendment renewed and extended the maturity of the Revolving Credit Loan from July 1, 2005 to August 1, 2007 and restructured and increased the existing balance of the Term Loan into a new five (5) year term loan. The additional $4,000,000 proceeds from the term loan were used to pay down the balance on the revolving credit agreement. Repayments under the new term loan are required on a quarterly basis with $700,000 due in October 2005, $800,000 beginning in January 2006 through April 2010 and a final payment due July 1, 2010 of $625,000. On August 11, 2005, the Company entered into an interest rate swap contract with the lender with an original notional amount of $11,793,750, which was equal to 75% of the outstanding balance of the Term Loan on that date. The notional amount is scheduled to decrease on a quarterly basis beginning October 3, 2005 following the principal repayment schedule of the term portion of the Loan Agreement. The Company will pay a fixed interest rate of 4.61% on the swap contract.


Note I - Retirement Benefit Plans
---------------------------------

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

---------------------------------------------

Significant disclosures relating to these benefit plans for the third quarter and first nine months of Fiscal 2005 and 2004 follow:

                                                                       Pension Benefits
                                                                        ----------------
                                                   Nine Months Ended                        Three Months Ended
                                           Oct. 1, 2005         Oct. 2, 2004         Oct. 1, 2005         Oct. 2, 2004
                                           ------------         ------------         ------------         ------------
   Service cost                             $ 1,010,520          $   898,705         $    336,840          $   308,545
   Interest cost                              1,669,817            1,714,135              556,606              571,378
   Expected return on plan assets            (2,037,016)          (1,949,058)            (679,005)            (649,687)
   Transition obligation                       (135,335)            (153,295)             (45,112)             (51,098)
   Prior service cost                           147,736              147,736               49,246               49,246
   Losses recognized                            278,128              264,335               92,709               88,111
                                            -----------          -----------         ------------          -----------
   Net periodic benefit cost                $   933,850          $   922,558         $    311,284          $   316,495
                                            ===========          ===========         ============          ===========

                                                                    Postretirement Benefits
                                                                    -----------------------
                                                   Nine Months Ended                        Three Months Ended
                                           Oct. 1, 2005         Oct. 2, 2004        Oct. 1, 2005         Oct. 2, 2004
                                           ------------         ------------        ------------         ------------
   Service cost                             $    65,036          $    88,388         $    21,678          $    30,357
   Interest cost                                 88,806              105,976              29,602               17,480
   Expected return on plan assets               (59,391)             (62,717)            (19,797)             (10,797)
   Transition obligation                              0                    0                   0                    0
   Prior service cost                           (29,929)             (30,415)             (9,976)              (9,491)
   Losses recognized                            (28,271)             (40,390)             (9,423)              (5,514)
                                            -----------          -----------         -----------          -----------
   Net periodic benefit cost                $    36,251          $    60,842         $    12,084          $    22,035
                                            ===========          ===========         ===========          ===========

The Company's funding policy with respect to its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations. For the 2004 plan year the Company was required to contribute $1,258,029 into its salaried plan and $208,159 into one of its hourly plans. The Company has paid all of the required contributions into the salaried plan as of March 31, 2005 and made the minimum contribution into its hourly plan prior to filing its federal income tax return on September 15, 2005. For the 2005 plan year the Company is required to make quarterly contributions of $52,040 and a final contribution of $57,820, which is due prior to September 15, 2006, to one of its hourly plans. As of September 30, 2005, the Company has made its April and July 2005 payments. The remaining quarterly payments are due in October and December 2005.

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

---------------------------------------------

The Company's actuary has estimated the impact of the Medicare Prescription Drug Improvement and Modernization Act of 2003, which resulted in a reduction in the December 31, 2004 accumulated postretirement benefit obligation ("APBO") by $52,668. This reduction has been reflected as an actuarial experience gain as of December 31, 2004, and the December 31, 2004 APBO has been reduced accordingly.

The Company has a contributory savings plan under Section 401(k) of the Internal Revenue Code covering substantially all U.S. non-union employees. The plan allows participants to make voluntary contributions of up to 100% of their annual compensation on a pretax basis, subject to IRS limitations. The plan provides for contributions by the Company at its discretion. The Company made contributions of $39,614, and $122,327 in the third quarter and first nine months of 2005 respectively, and $36,718 and $112,411 in the third quarter and first nine months of 2004, respectively.



           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
ITEM 2                    AND RESULTS OF OPERATIONS
------                    -------------------------

The following discussion is intended to highlight significant changes in the Company's financial position and results of operations for the thirty-nine weeks ended October 1, 2005. The interim financial statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended January 1, 2005 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2005.

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

Overview

During the third quarter of 2005 the Company experienced a 6.7% increase in sales as compared to the third quarter of 2004. The Industrial Hardware, Security Products and Metal Products segments all experienced increases in sales, 8.8%, 5.7% and 1.1%, respectively, from the comparable quarter of 2004. Sales for the first nine months of 2005 were up 7.3% compared to the same period a year ago. The Industrial Hardware and the Security Products segments experienced increases in sales of 16.8% and 2.4%, respectively, while the sales of the Metal Products segment declined 10.6% as compared to the first nine months of 2004.

The following table shows the changes in the third quarter of 2005 compared to the third quarter of 2004 in selected results, by segment (dollars in thousands):

                                       Industrial       Security         Metal
                                        Hardware        Products       Products          Total
                                       ----------       --------       --------          -----
          Sales                         $  1,056        $    628       $     26        $  1,710

                Volume                       1.5%            3.9%           0.6%            2.4%
                Prices                       2.9%            0.0%           0.4%            1.4%
                New Products                 4.4%            1.8%           0.1%            2.9%
                                            ----            ----           ----            ----
                                             8.8%            5.7%           1.1%            6.7%

          Gross margin                  $   (508)       $    (31)      $   (539)       $ (1,078)
                                           -14.5%           -0.9%        -202.4%          -15.0%

          Operating profit              $   (450)       $    307       $   (478)       $   (621)
                                           -28.3%           24.1%      -1,247.3%          -22.0%

The following table shows the changes in the first nine months of 2005 compared to the first nine months of 2004 in selected results, by segment (dollars in thousands):

                                       Industrial       Security         Metal
                                        Hardware        Products       Products          Total
                                       ----------       --------       --------          -----
          Sales                         $   5,738       $    762       $   (964)       $  5,536

                Volume                       11.5%           0.7%          -9.8%            4.4%
                Prices                        3.2%           0.0%          -0.8%            1.3%
                New Products                  2.1%           1.7%           0.0%            1.7%
                                            -----          -----          -----           -----
                                             16.8%           2.4%         -10.6%            7.3%

          Gross margin                  $     363           (224)      $ (1,480)       $ (1,341)
                                              3.9%          -2.4%        -242.4%           -6.9%

          Operating profit              $     168       $    677       $ (1,557)       $   (712)
                                              4.6%          24.3%      -1,334.5%          -11.3%

The Industrial Hardware sales increase came from both distributor and original equipment manufacturers (OEM's) as the result of increased sales to subcontractors for military vehicles for retrofitting the Humvee, 1 ton and 3/4 ton trucks, with heavy duty rotary and paddle latches as the Army increases the armor on these vehicles; and to the class 8 truck market which is experiencing significant growth and which has increased the requirements for our sleeper boxes, particularly for Freightliner's Western Star tractor-trailer line of trucks.

The sales increase in the Security Products segment came as a result of improved sales to the commercial laundry industry compared to the prior year, mainly smart card systems used in a retrofit program. Sales of lock products in total have also improved compared to the prior year, with increased sales of the SearchAlertTM lock to the travel industry, locks used for industrial enclosures and the automotive accessory markets being offset by decreased sales to the furniture, gaming and computer markets.

Sales in the Metal Products segment were greater in mine roof products and lesser in contract casting products for both the third quarter and first nine months of 2005 compared to the 2004 periods. Sales of our proprietary mine roof anchors improved as the result of increased demand for our products from our Canadian mining customers, and sales of contract casting products were down as the result of offshore pricing competition. During 2004, the Company entered into a technical agreement with the China University of Mining and Technology for the field-testing and eventual marketing of the Company's mechanical anchor systems, which are used to secure the roofs in underground mines. Now that these tests have been substantially and successfully completed, we are actively marketing our mine roof support products to penetrate the mining market in China.

Raw material prices have leveled off for the most part and the Company was successful in passing on to our customers, where possible, these increases. Currently, there is no indication that the Company will not be able to obtain all the materials that it requires.

Cash flow from operations in the first nine months of 2005 has improved compared to the same period in 2004. The improvement is mainly related to the timing of working capital components such as accounts receivable, accounts payable and inventory. The Company's line of credit, along with controlling discretionary expenditures, should provide sufficient cash flow to meet all existing obligations.

A more detailed analysis of the Company's results of operations and financial condition follows:

Results of Operations

The following table sets forth, for the periods indicated, selected Company statement of operations data expressed as a percentage of net sales.

                                                Nine Months Ended                   Three Months Ended
                                                -----------------                   ------------------
                                         Oct. 1, 2005     Oct. 2, 2004        Oct. 1, 2005     Oct. 2, 2004
                                         ------------     ------------        ------------     ------------
  Net sales                                 100.0%           100.0%              100.0%           100.0%
  Cost of products sold                      77.7%            74.3%               77.6%            71.8%
                                            -----            -----               -----            -----
  Gross margin                               22.3%            25.7%               22.4%            28.2%

  Selling and administrative expense         15.4%            17.4%               14.3%            17.1%
  Interest expense                            0.9%             1.0%                0.8%             1.0%
                                            -----            -----               -----            -----
  Income before income taxes                  6.0%             7.3%                7.3%            10.1%
  Income taxes                                2.2%             2.9%                2.7%             4.2%
                                            -----            -----               -----            -----

  Net Income                                  3.8%             4.4%                4.6%             5.9%
                                            =====            =====               =====            =====

Net income for the third quarter of 2005 was $1.3 million or $.32 per diluted share on sales of $27.2 million compared to net income of $1.5 million or $.40 per diluted share on sales of $25.5 million in the third quarter of 2004. Net income for the first nine months of 2005 was $3.1 million or $.79 per diluted share on sales of $80.9 million compared to net income of $3.3 million or $.90 per diluted share on sales of $75.4 million in the 2004 period.

Sales for the third quarter 2005 were up 6.7% compared to the same period a year ago. New product sales contributed 2.9%, sales volume of existing products increased 2.4% and prices increased 1.4% in the third quarter. Sales for the first nine months of 2005 were up 7.3% compared to the same period a year ago. Sales volume of existing products was up 4.4% and new product sales were up 1.7%, while prices increased 1.3%.

The Industrial Hardware segment's third quarter sales were up 8.8% compared to the third quarter of 2004. New product sales increased 4.4%, sales volume of existing products increased 1.5% and prices were up 2.9%. New products include retrofit kits for the Military Humvee, an ergonomic t-handle and an offset mounted rotary lock assembly, both of which are used in the truck accessory market, a trailer ramp for the recreational vehicle market, a slide-in pickup truck camper shell, as well as a variety of latches and handles sold through our distributor network. Sales of "sleeper boxes" for the class-8 truck market were up 35.2% in the third quarter and 46.9% for nine months versus the comparable periods in 2004. For the first nine months of 2005, sales were up 16.8% compared to the same period in 2004. New product sales increased 2.1%, sales volume of existing products increased 11.5% and prices were up 3.2%. The Company anticipates continued sales improvement in the Industrial Hardware segment through the remainder of 2005 and into the first half of 2006.

Our Eastern Industrial (Shanghai) Ltd., manufacturing facility located in Shanghai, China began shipping products to new customers during the third quarter of 2005, and continues to produce products for our U.S and Canadian affiliates. New products shipped during the third quarter included rails and shelving for display racks and a tape dispenser. This subsidiary will be instrumental in helping us to remain price competitive in North America and will open up the possibility to more effectively pursue global markets. In addition to producing fabricated metal and plastic injection molding products, Eastern Industrial will be adding zinc die-casting capabilities in the fourth quarter 2005. It will also serve as a sourcing center for products that do not compete directly against our North American based operations.

The Security Products segment's sales were up 5.7% in the third quarter of 2005 as compared to the third quarter of 2004. New product sales increased 1.8% and sales volume of existing products increased 3.9%. Sales of new products included brackets, a sliding cover handle and a toolbox push button lock for the automotive accessory market and a till assembly and bill hold down assembly for manufacturers of computerized point-of-sale cash registers. For the first nine months of 2005, sales were up 2.4% compared to the same period in 2004. New product sales increased 1.7% and sales volume of existing products increased 0.7%. The Company anticipates continued sales improvement in the Security Products segment throughout 2005 and into 2006.

The Metal Products segment's sales were up 1.1% in the third quarter of 2005 as compared to the third quarter of 2004. Sales volume of existing products was up 0.6%, prices increased 0.4% and new product sales were up 0.1%. New product sales consisted of a new mine roof anchor for the Canadian mining market. Sales of our contract casting products for use in the commercial and industrial construction industry decreased 25.2% and sales of our proprietary mine roof support anchors were up 14.7% for the third quarter of 2005 as compared to the third quarter of 2004. The decrease in sales of contract castings during the third quarter was due to offshore price competition. Sales of mine roof support anchors were positively affected by increased activity with our Canadian mining customers. For the first nine months of 2005, sales were down 10.6% compared to the same period in 2004. Sales volume of existing products decreased by 9.8% and prices decreased by 0.8%. Sales of our contract casting products for use in the commercial and industrial construction industry decreased 30.5% and sales of our proprietary mine roof support anchors were up 0.2% for the first nine months of 2005 as compared to the first nine months of 2004. The Company is continuing its efforts to penetrate the China mining market with its mechanical anchors used in mine roof support. Several large government mines in China, where our mine roof supports have been tested successfully, have shown an interest in our products and continue to evaluate their use within these mines. Without any sales in the China mining market, sales for 2005 in the Metal Products Segment are expected to approximate prior year levels.

Gross margin as a percentage of sales for the three and nine month periods ended October 1, 2005 was 22.4% and 22.3%, respectively, compared to 28.2% and 25.7% in the comparable periods a year ago. The decrease in gross margin for both the third quarter and nine months is primarily the result of product mix, decreased sales volume in the metal products segment which resulted in lower plant utilization, some price erosion due to competitive pressures, higher raw material costs that could not be passed along to customers, higher utility costs, and higher payroll and payroll related charges.

Selling and administrative expenses were down 10.5% or $456,800 for the third quarter of 2005 and down 4.8% or $628,400 for the first nine months of 2005 as compared to the same periods a year ago. The comparative decrease was due to a patent infringement suit, which was settled in the second quarter of 2004, and lower anticipated incentive compensation charges in 2005 partially offset by higher expenses in 2005 for travel, deferred compensation, payroll and payroll related charges.

Interest expense decreased by $17,800 or 7.2% for the third quarter of 2005 and decreased by $40,100 or 5.1% for the first nine months of 2005 as compared to the same periods in 2004. This decrease in interest expense for both the third quarter and nine-month periods were primarily due to the new swap contract associated with the amended Loan Agreement discussed in Note H. The new swap contract fixed the rate at 4.61% compared to the old swap contract rate of 9.095%.

Earnings before income taxes for the three months ended October 1, 2005 was down $586,400, or 22.7%, and for the nine months ended October 1, 2005 was down $641,600, or 11.6%, as compared to the same periods of 2004. The Industrial Hardware segment was down 28.3%, or $449,900, for the three month period and was up 4.6%, or $167,800 for the nine month period. The decreases in this segment for the three month period reflects higher payroll and payroll related charges, raw material costs, utilities charges and advertising costs, while the increase in the nine month period is the result of lower incentive compensation charges compared to the same periods in 2004. The Security Products segment was up in both the three and nine month periods, $306,800, or 24.1%, and up $677,000, or 24.3%, respectively. The overall increase in the Security Products segment for the third quarter was the result of higher sales and lower incentive compensation charges compared to the 2004 third quarter and the nine month increase was mainly due to the non-recurring legal fees and settlement of a patent infringement suit in 2004 in addition to higher sales and lower anticipated incentive compensation charges. The Metal Products segment was down $477,700 and $1.6 million as compared to the third quarter and nine months of 2004, respectively. The Metal Products segment decrease for both the three and nine month periods when compared to 2004 is the result of increased offshore pricing competition and higher costs for utilities, payroll and payroll related charges and commissions, which more than offset lower incentive compensation charges.

The effective tax rate of 36.9% for the first nine months is lower than the 39.3% for the same period in 2004. The decrease in the effective tax rate is the result of the Company deriving a higher percentage of its earnings from countries with lower effective tax rates.


Liquidity and Sources of Capital

The Company provided $3.4 million from operations for the first nine months of 2005 compared to $2.9 million provided from operations for the same period in 2004. These amounts reflect the net income earned by the Company during those periods adjusted for non-cash charges and changes in working capital, which relate, primarily, to the timing of payments or receipts of current assets and current liabilities. Cash flow from operations coupled with cash on hand at the beginning of the year and a draw down of $3.0 million on the Company's revolving loan were sufficient to fund capital expenditures, debt service, contributions to the Company's pension plans, and dividend payments. On August 1, 2005, the Company amended the Loan Agreement with its lender. The Company added an additional $4,000,000 to its term loan and used the proceeds to reduce the balance on the revolving credit loan. See Note H for additional details concerning this amendment. On August 11, 2005, the Company entered into an interest rate swap contract with the lender with an original notional amount of $11,793,750, which was equal to 75% of the outstanding balance of the Term Loan on that date. The notional amount is scheduled to decrease on a quarterly basis beginning October 3, 2005 following the principal repayment schedule of the term portion of the Loan Agreement. The Company will pay a fixed interest rate of 4.61% on the swap contract.

Additions to property, plant and equipment were $1.3 million during the first nine months of 2005 versus $1.5 million for the comparable period in 2004. Total capital expenditures for 2005 are expected to be in the range of $2.0 million to $3.0 million.

Total inventories as of October 1, 2005 were $20.4 million as compared to $20.5 million at year-end 2004. The inventory turnover ratio of 4.1 turns at the end of the third quarter was slightly higher than the prior year third quarter and year end 2004 ratios of 3.8 and 3.7 turns, respectively. Accounts receivable increased by $1.4 million from year end 2004, primarily due to increased sales volume. The average days sales in accounts receivable for the third quarter of 2005 was 47 days compared to 53 days in the second quarter of 2004 and 47 days at the end of Fiscal 2004.

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

                    99(2) Form 8-K filed on April 27, 2005 setting forth the press release reporting the Company's earnings for the quarter ended April 2, 2005 is incorporated herein by reference.

                    99(3) Form 8-K filed on July 18, 2005 disclosing the change in the Company's Independent Registered Public Accounting Firm from Ernst & Young LLP to UHY LLP.

                    99(4) Form 8-K filed on July 27, 2005 setting forth the press release reporting the Company's earnings for the quarter ended July 2, 2005 is incorporated herein by reference.

                    99(5) Form 8-K filed on October 26, 2005 setting forth the press release reporting the Company's earnings for the quarter ended October 1, 2005 is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    THE EASTERN COMPANY
                                    -------------------
                                    (Registrant)

DATE:  October 31, 2005             /s/Leonard F. Leganza
       ----------------             ---------------------
                                    Leonard F. Leganza
                                    President and Chief Executive Officer

DATE:  October 31, 2005             /s/John L. Sullivan, III
       ----------------             ------------------------
                                    John L. Sullivan, III
                                    Vice President, Secretary and Treasurer