Form 10-K
period 2005-12-31
EASTERN CO
filed 2006-03-20
CIK 31107

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

 (Mark One)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the Fiscal Year ended December 31, 2005

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ________________ to _______________

                          Commission File Number 0-599
                          ----------------------------

                               THE EASTERN COMPANY
                               -------------------
             (Exact name of registrant as specified in its charter)

      Connecticut                                            06-0330020
      -----------                                            ----------
 (State or other jurisdiction of                        (IRS Employer
  incorporation or organization)                         Identification No.)

    112 Bridge Street, Naugatuck, Connecticut                  06770
    -----------------------------------------                  -----
    (Address of principal executive offices)                 (Zip Code)

 Registrant's telephone number, including area code:  (203) 729-2255

 Securities registered pursuant to Section 12(b) of the Act: None

 Securities registered pursuant to Section 12(g) of the Act:

                            Common Stock No Par Value
                            -------------------------
                                (Title of Class)

 Indicate by check  mark if the  registrant is a  well-known seasoned  issuer,
 as  defined  in Rule 405 of the  Securities Act.               Yes [ ]  No [X]

 Indicate by check mark if the registrant is not required to file reports
 pursuant to Section 13 or Section 15(d) of the Act.            Yes [ ]  No [X]

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
 filing requirements for the past 90 days.                      Yes [X] No [ ]

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
  Large accelerated filer [ ]  Accelerated filer [ ]  Non-accelerated filer [X]

 Indicate by check mark whether the registrant is a shell company (as defined in
 Rule 12b-2 of the Act).                                        Yes [ ]   No [X]

 As of July 2, 2005, the last day of registrant's most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $73,209,204 (based on the closing sales price of the registrant's common stock on the last trading date prior to that date). Shares of the registrant's common stock held by each officer and director and shares held in trust by the pension plans of the Company have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

 As of February 21, 2006 3,639,691 shares of the registrant's common stock, no par value per share, were issued and outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE
 Portions of the annual proxy statement dated March 20, 2006 are incorporated by reference into Part III.

                               The Eastern Company
                                    Form 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                TABLE OF CONTENTS
                                                                                     Page
               Table of Contents                                                      2.

               Safe Harbor Statement                                                  3.

 PART I
 Item 1.       Business                                                               4.

 Item 1A.      Risk Factors                                                           7.

 Item 1B.      Unresolved Staff Comments                                              9.

 Item 2.       Properties                                                             10.

 Item 3.       Legal Proceedings                                                      11.

 Item 4.       Submission of Matters to a Vote of Security Holders                    11.

 PART II
 Item 5.       Market for Registrant's Common Equity and Related
                  Stockholder Matters and Issuer Purchases of Equity Securities       11.

 Item 6.       Selected Financial Data                                                13.

 Item 7.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                 13.

 Item 7A.      Quantitative and Qualitative Disclosures
                  About Market Risk                                                   25.

 Item 8.       Financial Statements and Supplementary Data                            26.

 Item 9.       Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                                 52.

 Item 9A.      Controls and Procedures                                                52.

 Item 9B.      Other Information                                                      52.

 PART III
 Item 10.      Directors and Executive Officers of the Registrant                     52.

 Item 11.      Executive Compensation                                                 52.

 Item 12.      Security Ownership of Certain Beneficial Owners and Management
                  and Related Stockholder Matters                                     53.

 Item 13.      Certain Relationships and Related Transactions                         53.

 Item 14.      Principal Accounting Fees and Services                                 53.

 PART IV
 Item 15.      Exhibits, Financial Statement Schedules                                53.

               Signatures                                                             56.
               Exhibit Index                                                          57.

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

RECENT DEVELOPMENTS

The Company established Eastern Industrial Ltd. in Shanghai, China in 2003. This facility was set-up to gain entry into the Chinese marketplace as well as to be a supplier to other divisions and subsidiaries of the Company. Eastern Industrial has capabilities that include stamping, tool and die making, plastic injection molding, die-casting and assembly.

(b)  Financial Information about Industry Segments
     ---------------------------------------------

Financial information about industry segments is included in Note 11 to the Company's financial statements, included at Item 8 of this Annual Report on Form 10-K.

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

Typical products include passenger restraint locks, slam and draw latches, dead bolt latches, compression latches, cam-type vehicular locks, hinges, tool box locks, light-weight sleeper boxes for Class 8 trucks and school bus door closure hardware. The products are sold directly to original equipment manufacturers and to distributors through a distribution channel consisting of in-house salesmen and outside sales representatives. Sales and customer service efforts are concentrated through in-house sales personnel where greater representation of our diverse product lines can be promoted across a variety of markets.

The Industrial Hardware segment sells its products to a diverse array of markets such as the truck, bus and automotive industries as well as to the industrial equipment, military and marine sectors. Although service, quality and price are major criteria for servicing these markets, the continued introduction of new or improved product designs and the acquisition of synergistic product lines are vital for maintaining and increasing market share.

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

METAL PRODUCTS

The Metal Products segment, based at the Company's Frazer & Jones facility, is the largest and most efficient producer of expansion shells for use in supporting the roofs of underground mines. This segment also manufactures specialty malleable and ductile iron castings.

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

GENERAL

Raw materials and outside services were readily available from domestic sources for all of the Company's segments during 2005 and are expected to be readily available in 2006 and the foreseeable future. The Company also obtains materials from Asian affiliated and nonaffiliated sources. The Company has not experienced any significant problems obtaining material from its Asian sources in 2005 and does not expect any such problems in 2006. The Company did experience price increases for zinc and brass used mainly in the Security Products segment in the latter part of 2005. These higher prices could negatively impact gross margin in 2006 if prices do not stabilize.

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

Customer lists for all business segments are broad-based geographically and by markets and sales are not highly concentrated by customer. No customer accounted for 10% or more of the Company's consolidated sales for the year ended December 31, 2005.

The dollar amount of the level of orders in the Company is believed to be firm as of fiscal year ended December 31, 2005 at $17,219,000, as compared to $14,561,000 at January 1, 2005.

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

Research and development expenditures in 2005 were $1,150,000 and represented approximately 1% of gross revenues. In 2004 and 2003 they were $1,167,000 and $1,115,000, respectively. The research costs are primarily attributable to the Greenwald division, where ongoing research in both the mechanical and smart card product lines is necessary in order to remain competitive and to continue to provide technologically advanced smart card systems. Other research projects include the development of various locks and transportation and industrial hardware products.

The Company does not anticipate that compliance with federal, state or local environmental laws or regulations will have a material effect on the Company's capital expenditures, earnings or competitive position.

The average number of employees in 2005 was 642.

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

Financial information about foreign and domestic operations' revenues and identifiable assets is included in Note 11 to the Company's financial statements, included at Item 8 of this Annual Report on Form 10-K. Information about risks attendant to the Company's foreign operations is set forth at Item 1A of this Annual Report on Form 10-K.

(e) Available Information
    ---------------------

We make available, free of charge through our Internet website at http://www.easterncompany.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The Company's reports filed with, or furnished to, the SEC are also available on the SEC's website at www.sec.gov.

ITEM 1A        RISK FACTORS

In addition to the other information contained in this Form 10-K and the exhibits hereto and the Company's other filings with the SEC, the following risk factors should be considered carefully in evaluating the Company's business. The Company's business, financial condition or results of operation could be materially adversely affected by any of these risks or additional risks not presently known to the Company or that the Company currently deems immaterial may also adversely affect its business, financial condition, or results of operations such as: changes in the economy, including changes in inflation, tax rates and interest rates, risk associated with possible disruption in the Company's operations due to terrorism and other manmade or natural disasters, future regulatory actions, legal issues or environmental matters, loss of, or changes in, executive management and changes in accounting standards which are adverse to the Company. Also, there can be no assurance that the Company has correctly identified and appropriately assessed all factors affecting our business or that the publicly available or other information with respect to these matters is complete and correct.

OUR BUSINESS IS SUBJECT TO RISKS ASSOCIATED WITH CONDUCTING BUSINESS OVERSEAS.

International operations could be adversely affected by changes in political and economic conditions, trade protection measures, restrictions on repatriation of earnings, differing intellectual property rights and changes in regulatory requirements that restrict the sales of products or increase costs. Changes in exchange rates between the U.S. dollar and other currencies could result in increases or decreases in earnings and may adversely affect the value of the Company's assets outside the United States. Our operations are also subject to the effects of international trade agreements and regulations. Although generally these trade agreements have positive effects, they can also impose requirements that adversely affect our business, such as setting quotas on product that may be imported from a particular country into our key markets in North America.

Our ability to import products in a timely and cost-effective manner may also be affected by conditions at ports or issues that otherwise affect transportation and warehousing providers, such as port and shipping capacity, labor disputes, severe weather or increased homeland security requirements in the United States or other countries. These issues could delay importation of products or require us to locate alternative ports or warehousing providers to avoid disruption to our customers. These alternatives may not be available on short notice or could result in higher transit costs, which could have an adverse impact on our business, financial conditions or results of operations.

See also "ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK" of this Form 10-K.

In addition, the Company's growth strategy involves expanding sales of its products into foreign markets. There is no guarantee that our products will be accepted by foreign customers or how long it may take to develop sales of our products in these foreign markets.

INCREASES IN THE PRICE OR REDUCED AVAILABILITY OF RAW MATERIALS.

Raw materials needed to manufacture products are obtained from numerous suppliers. Under normal market conditions, these raw materials are readily available on the open market from a variety of producers. However, from time to time the prices and availability of these raw materials fluctuate, which could impair the Company's ability to procure the required raw materials for our operations or increase the cost of manufacturing our products. If the price of raw materials increases, the Company may be unable to pass these increases on to its customers and could experience reduction to its profit margins. Also, any decrease of availability of raw materials could impair our ability to meet production requirements in a timely manner.

INCREASED COMPETITION IN THE MARKETS THE COMPANY SERVICES COULD IMPACT REVENUES AND EARNINGS.

Any change in competition may result in lost market share or reduced prices, which could result in reduced profit margins. This may impair the ability to grow or even maintain current levels of revenues and earnings. While the Company has an extensive customer base, loss of certain customers could adversely affect the Company's business, financial condition or results of operations until such business is replaced, and no assurances can be made that the Company would be able to regain or replace any lost customers.

THE COMPANY WILL BE REQUIRED TO EVALUATE ITS INTERNAL CONTROL OVER FINANCIAL REPORTING UNDER SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002.

We are currently a "non-accelerated filer" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Under current reporting requirements, the Company will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 beginning with our Annual Report on Form 10-K for fiscal year end 2006 or 2007, depending on the value of our public float as of the end of the second quarter in 2006. Section 404 will require the Company to include in its report management's assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal period for which the Company is filing its 10-K. This report must also include disclosure of any material weaknesses in internal control over financial reporting that the Company has identified. Additionally, the Company's independent registered accounting firm will be required to issue a report on management's assessment of its internal control over financial reporting and their evaluation of the operating effectiveness of our internal control over financial reporting. The Company's assessment requires it to make subjective judgments and the independent registered public accounting firm may not agree with the Company's assessment. If the Company or its independent registered public accounting firm were unable to complete the assessments within the period prescribed by Section 404 and thus be unable to conclude that the internal control over financial reporting is effective, investors could lose confidence in our reported financial information, which could have an adverse effect on the market price of the Company's common stock or impact the Company's borrowing ability.

THE INABILITY TO IDENTIFY OR COMPLETE ACQUISITIONS COULD LIMIT FUTURE GROWTH.

As part of its growth strategy, the Company continues to pursue acquisitions of complementary products or businesses. The ability to grow through acquisitions depends upon the Company's ability to identify, negotiate, complete and integrate suitable acquisitions. The Company makes certain assumptions based on the information provided by potential acquisition candidates and also conducts due diligence to ensure the information provided is accurate and based on reasonable assumptions, but the Company may be unable to realize the anticipated benefits from an acquisition or predict accurately how an acquisition will ultimately affect the business, financial condition or results of operations.

DEMAND FOR NEW PRODUCTS AND THE INABILITY TO DEVELOP AND INTRODUCE NEW COMPETITIVE PRODUCTS AT FAVORABLE PROFIT MARGINS COULD ADVERSELY AFFECT THE COMPANY'S PERFORMANCE AND PROSPECTS FOR FUTURE GROWTH AND THE COMPANY WOULD NOT BE POSITIONED TO MAINTAIN CURRENT LEVELS OF REVENUES AND EARNINGS.

The uncertainties associated with developing and introducing new products, such as market demand and costs of development and production, may impede the successful development and introduction of new products on a successful basis. Acceptance of the new products may not meet sales expectations due to several factors, such as the Company's failure to accurately predict market demand or its inability to resolve technical issues in a timely and cost-effective manner. Additionally, the inability to develop new products on a timely basis could result in loss of business to competitors.

THE COMPANY COULD BE SUBJECT TO LITIGATION WHICH COULD HAVE A MATERIAL IMPACT ON THE COMPANY'S BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

From time to time, the Company's operations are parties to or targets of lawsuits, claims, investigations and proceedings, including product liability, personal injury, patent and intellectual property, commercial, contract, environmental and employment matters, which are defended and settled in the ordinary course of business. While the Company is unable to predict the outcome of any of these matters, it does not believe, based upon currently available information, that the resolution of any pending matter will have a material adverse effect on its business, financial condition or results of operations. See "Item 3 - LEGAL PROCEEDINGS" in this Form 10-K for a discussion of current litigation.

THE COMPANY COULD BE SUBJECT TO ADDITIONAL TAX LIABILITIES.

The Company is subject to income tax laws in the United States, its states and municipalities and those of other foreign jurisdictions in which the Company has business operations. These laws are complex and subject to interpretations by the taxpayer and the relevant governmental taxing authorities. Significant judgment and interpretation is required in determining the Company's worldwide provision for income taxes. In the ordinary course of business, transactions arise where the ultimate tax determination is uncertain. Although we believe the Company's tax estimates are reasonable, the final outcome of tax audits and any related litigation could be materially different from that which is reflected in historical income tax provisions and accruals. Based on the status of a given tax audit or related litigation, a material effect on our income tax provision or net income may result during the period or periods from the initial recognition of a particular matter in our reported financial results to the final closure of that tax audit or settlement of related litigation when the ultimate tax and related cash flow is known with certainty.

THE COMPANY'S GOODWILL OR INDEFINITE-LIVED INTANGIBLE ASSETS MAY BECOME IMPAIRED WHICH COULD REQUIRE A SIGNIFICANT CHARGE TO EARNINGS TO BE RECOGNIZED.

Under accounting principles generally accepted in the United States, goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment at least annually. Numerous assumptions are used in the evaluation of impairment and there is no guarantee that the Company's independent registered public accounting firm would reach the same conclusion as the Company or an independent valuation firm, which could result in a disagreement between management and the independent registered public accounting firm. Future operating results used in the assumptions, such as sales or profit forecasts, may not materialize and the Company could be required to record a significant charge to earnings in the financial statements during the period in which any impairment is determined, resulting in an unfavorable impact on our results of operations.

THE COMPANY MAY NEED ADDITIONAL CAPITAL IN THE FUTURE, AND IT MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS, IF AT ALL.

From time-to-time, the Company has historically relied on outside financing to fund expanded operations, capital expenditure programs and acquisitions. The Company may require additional capital in the future to fund operations or strategic opportunities. The Company cannot be assured that additional financing will be available on favorable terms, or at all. In addition, the terms of available financing may place limits on the Company's financial and operating flexibility. If the Company is unable to obtain sufficient capital in the future, the Company may not be able to expand or acquire complementary businesses and may not be able to continue to develop new products or otherwise respond to changing business conditions or competitive pressures.

THE COMPANY'S STOCK PRICE IS HIGHLY VOLATILE DUE TO LOW FLOAT, WHICH IS THE NUMBER OF SHARES OF THE COMPANY'S COMMON STOCK THAT ARE OUTSTANDING AND AVAILABLE FOR TRADING BY THE PUBLIC.

The Company's stock price may change dramatically when buyers seeking to purchase shares of the Company's common stock exceed the shares available on the market or when there are no buyers to purchase shares of the Company's common stock when shareholders are trying to sell their shares.



ITEM 1B        UNRESOLVED STAFF COMMENTS

None.

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

The Canadian Commercial Vehicles Corporation, a wholly-owned subsidiary in Kelowna, British Columbia, leased an additional 9,000 square feet in its current facility in 2005 and now leases 46,500 square feet of building space located in an industrial park. The building is made from brick and concrete, contains approximately 5,400 square feet of office space on two levels and houses a modern paint booth for finishing our products. The building is protected by a F1 rated fire suppression system and alarmed for fire and security. The current lease is renewable annually on January 1st.

The Eastern Industrial Ltd., a wholly-owned subsidiary in Shanghai, China leases brick and concrete buildings containing approximately 45,600 square feet, located in both industrial and commercial areas. A five-year lease was signed in 2003, which expires on September 8, 2008 and is renewable.

The Sesamee Mexicana subsidiary is currently leasing 17,760 square feet of a block building located in an industrial park in Lerma, Mexico on an open-end basis. Sesamee Mexicana will be relocating to another leased facility during the first half of 2006.

THE SECURITY PRODUCTS GROUP INCLUDES THE FOLLOWING:

The Greenwald Industries Division in Chester, Connecticut owns 26 acres of land and a building containing 120,000 square feet. The building is steel frame, one story, having brick over concrete blocks.

The Illinois Lock Company/CCL Security Products Division leases land and a building containing 44,000 square feet in Wheeling, Illinois. The building is brick and located in an industrial park. In 2006, the Company renewed the lease through May 31, 2011.

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

ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2005.


                                     PART II
                                     -------

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded on the American Stock Exchange (ticker symbol EML). The approximate number of record holders of the Company common stock on December 31, 2005 was 620.

High and low stock prices and dividends for the last two years were:


                     2005                                                   2004
  ----------------------------------------------        ----------------------------------------------
                      Market Price                                        Market Price
  Quarter      High         Low         Dividend        Quarter       High          Low       Dividend
  ----------------------------------------------        ----------------------------------------------
  First       $23.95       $19.30         $.11          First        $16.37        $14.50        $.11
  Second       23.55        20.00          .11          Second        16.70         15.25         .11
  Third        26.25        21.25          .11          Third         16.73         15.10         .11
  Fourth       23.44        19.45          .11          Fourth        20.60         16.15         .11



The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements, and financial conditions. The payment of dividends is subject to the restrictions of the Company's loan agreement if such payment would result in an event of default.

The following table sets forth information regarding securities authorized for issuance under the Company's equity compensation plans as of December 31, 2005, including the Company's 1989, 1995, 1997 and 2000 plans.


                                            Equity Compensation Plan Information

                                                                                               Number of securities
                                        Number of securities        Weighted-average          remaining available for
                                          to be issued upon        exercise price of          future issuance under
                                             exercise of              outstanding           equity compensation plans
                                        outstanding options,       options, warrants          (excluding securities
Plan category                            warrants and rights           and rights            reflected in column (a))
-------------                           --------------------       -----------------        --------------------------
                                                 (a)                      (b)                           (c)
Equity compensation plans approved
   by security holders                         429,500(1)               $14.79                       245,000(2)
Equity compensation plans not
   approved by security holders                249,000(3)                12.49                        52,500(4)
                                               -------                  ------                       -------
Total                                          678,500                  $13.95                       297,500
                                               =======                  ======                       =======

     (1) Includes options outstanding under the 1989, 1995 and 2000 plans.
     (2) Includes shares available for future issuance under the 2000 plan.
     (3) Includes options outstanding under the 1997 plan.
     (4) Includes shares available for future issuance under the 1997 plan.


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

Each director who is not an employee of the Company ("Outside Director") is paid a director's fee for his services at the annual rate of $24,600. All annual fees paid to non-employee members of the Board of Directors of the Company are paid in common stock of the Company or cash, in accordance with the Directors Fee Program adopted by the shareholders on March 26, 1997 and amended on January 5, 2004. The directors make an annual election, within a reasonable time before their first quarterly payment, to receive their fees in the form of cash, stock or a combination thereof. The election remains in force for one year.

There were no issuer purchases of equity securities in 2005. The Company does not have any share repurchase plans or programs.

ITEM 6         SELECTED FINANCIAL DATA

                                                      2005           2004          2003         2002          2001
INCOME STATEMENT ITEMS (in thousands)
Net sales                                           $109,107       $100,130      $ 88,307     $ 81,337      $ 82,825
Cost of products sold                                 84,375         74,999        66,719       60,637        60,783
Depreciation and amortization                          3,460          3,461         3,619        3,565         4,461
Interest expense                                       1,014          1,044         1,303        1,716         2,259
Income before income taxes                             7,020          6,829         5,390        4,734         6,085
Income taxes                                           2,653          2,071         2,028        1,442         2,172
Net income                                             4,367          4,758         3,362        3,292         3,913
Dividends                                              1,600          1,596         1,593        1,598         1,599

BALANCE SHEET ITEMS (in thousands)
Inventories                                         $ 20,768       $ 20,478      $ 16,927     $ 16,345      $ 18,591
Working capital                                       31,223         26,692        24,894       25,600        27,131
Property, plant and equipment, net                    22,397         23,907        24,930       25,050        26,486
Total assets                                          81,622         78,072        74,617       76,133        81,896
Shareholders' equity                                  46,172         43,817        40,508       37,903        40,056
Capital expenditures                                   1,750          2,062         2,763        1,560         1,895
Long-term obligations, less current portion           12,384         11,805        15,815       18,921        25,014

PER SHARE DATA
Net income per share
   Basic                                             $  1.20        $  1.31        $  .93       $  .91       $  1.08
   Diluted                                              1.12           1.27           .92          .89          1.07
Dividends                                                .44            .44           .44          .44           .44
Shareholders' equity (Basic)                           12.70          12.08         11.19        10.44         11.06

Average shares outstanding: Basic                  3,636,715      3,627,541     3,620,593    3,631,278     3,623,291
                            Diluted                3,885,891      3,745,701     3,658,965    3,681,084     3,667,179


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

Net sales for 2005 increased 9% to $109.1 million from $100.1 million for 2004. Net income decreased 8% to $4.4 million, or $1.12 per diluted share, from $4.8 million, or $1.27 per diluted share. Net income was negatively impacted by two longer term projects: the Company continued to increase its manufacturing capabilities at the Eastern Industrial Ltd. subsidiary in Shanghai, China; and re-focusing of our production capability in our metal castings operation to increase production of ductile iron products.

The following table shows, for the fourth quarter of 2005 and 2004, selected line items from the consolidated statements of income as a percentage of net sales, by segment.

                                                                 2005 Fourth Quarter
                                               --------------------------------------------------
                                                 Industrial    Security        Metal
                                                  Hardware     Products       Products     Total
                                               --------------------------------------------------
       Net sales                                    100.0%      100.0%        100.0%       100.0%
       Cost of products sold                         75.1%       72.6%         96.9%        76.2%
       Gross margin                                  24.9%       27.4%          3.1%        23.8%

       Selling and administrative expense            14.6%       17.6%          9.6%        15.3%
       Operating profit                              10.3%        9.8%         -6.5%         8.5%


                                                                  2004 Fourth Quarter
                                               --------------------------------------------------
                                                 Industrial      Security     Metal
                                                  Hardware       Products    Products      Total
                                               --------------------------------------------------
       Net sales                                    100.0%      100.0%        100.0%       100.0%
       Cost of products sold                         71.8%       74.3%        108.6%        76.7%
       Gross margin                                  28.2%       25.7%         -8.6%        23.3%

       Selling and administrative expense            17.1%       19.1%          7.9%        17.0%
       Operating profit                              11.1%        6.6%        -16.5%         6.3%



The following table shows the amount of change from the fourth quarter of 2004 to the fourth quarter of 2005 in sales, cost of products sold, gross margin, selling and administrative expenses and operating profit, by segment (dollars in thousands):


                                        Industrial       Security         Metal
                                         Hardware        Products        Products     Total
                                      -----------------------------------------------------
       Net sales                        $ 2,116          $ 1,139         $  186      $ 3,441
                Volume                   -16.3%             8.6%           5.4%        -3.7%
                Prices                     3.1%             1.2%           1.5%         2.2%
                New Products              31.1%             1.3%           0.2%        15.4%
                                          -----             ----           ----        -----
                                          17.9%            11.1%           7.1%        13.9%

       Cost of products sold            $ 1,978          $   645         $(124)      $ 2,499
                                          23.2%             8.4%          -4.4%        13.1%

       Gross margin                     $   137          $   494         $  311      $   942
                                           4.1%            18.7%         138.6%        16.4%

       Selling and administrative
         expenses                       $     8          $    54         $   62      $   124
                                           0.4%             2.7%          30.0%         3.0%

       Operating profit                 $   129          $   440         $  249      $   818
                                           9.8%            64.8%          57.7%        52.3%


Net sales in the fourth quarter of 2005 increased 14% to $28.2 million from $24.8 million a year earlier. Net income for the quarter decreased 8% to $1.3 million (or $.34 per diluted share) from $1.4 million (or $.37 per diluted share) a year earlier.

Gross margin for the fourth quarter of 2005 improved 16.4% from the fourth quarter of 2004. Higher sales volume, resulting in better utilization of production capacity in both the Industrial Hardware and Security Product Segments, more than offset increases in payroll and payroll related charges, utilities, and raw materials, resulting in the increase in gross margin.

Selling and administrative expenses for the fourth quarter of 2005 increased 3.0% compared to the prior year quarter due to higher payroll and payroll charges, deferred compensation costs, Sarbanes-Oxley compliance expenses, travel expenses and advertising expenses which were partially offset by reductions in expense for bad debt and amortization of patents and agreements.

In 2005, the Company experienced increased costs related to the required compliance with Section 404 of the Sarbanes-Oxley Act. The fees paid for assistance with the documentation required by Section 404 through 2005 were approximately $140,000, which does not include the cost of internal personnel. The Company expects to incur another $100,000 in documentation costs in 2006. Based on the Company's current public float and current regulations, the Company would be required to report on its internal controls in the 2007 Form 10-K, which will be filed in March 2008. Future attestation fees, for work to be completed by the independent registered public accounting firm, are projected to be in the range of 1.0 - 1.5 times the basic audit fee.

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

In November 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The Company will adopt SFAS No. 151 in the first quarter of 2006. It is not believed that the adoption of SFAS No. 151 will have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) will require that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123, as originally issued in 1995, established as preferable a fair value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair value-based method been used. The Company will adopt SFAS No. 123(R) on January 1, 2006. The impact of the adoption of Statement No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement No. 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described in the disclosure of pro forma net income
(loss) and net income (loss) per share in the stock based compensation accounting policy note included in Note 2 to the consolidated financial statements.

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

Critical Accounting Policies and Estimates

The preparation of the financial statements in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") requires management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Areas of uncertainty that require judgments, estimates and assumptions include items such as the accounting for derivatives; environmental matters; the testing of goodwill and other intangible assets for impairment; proceeds on assets to be sold; pensions and other postretirement benefits; and tax matters. Management uses historical experience and all available information to make its estimates and assumptions, but actual results will inevitably differ from the estimates and assumptions that are used to prepare the Company's financial statements at any given time. Despite these inherent limitations, management believes that Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and related footnotes provide a meaningful and fair presentation of the Company.

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

Pension and Other Postretirement Benefits

The amounts recognized in the consolidated financial statements related to pension and other postretirement benefits are determined from actuarial valuations. Inherent in these valuations are assumptions about such factors as expected return on plan assets, discount rates at which liabilities could be settled, rate of increase in future compensation levels, mortality rates and trends in health insurance costs. These assumptions are reviewed annually and updated as required. In accordance with U.S. GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, affect the expense recognized and obligations recorded in future periods.

The discount rate used is based on comparisons to the Moody's AA and AAA bond index, as well as a hypothetical yield curve that creates a reference portfolio of high quality corporate bonds whose payments mimic the plan's benefit payment stream. The expected long-term rate of return on assets is developed with input from the Company's actuarial firms. Also considered is the Company's historical experience with pension fund asset performance in comparison with expected returns. The long-term rate-of-return assumption used for determining net periodic pension expense for 2005 was 8.5%. The Company reviews the long-term rate of return each year. Future actual pension income and expense will depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in the Company's pension plans.

The Company expects to make cash contributions to its pension plans of approximately $1.7 million for 2006.


RESULTS OF OPERATIONS

Fiscal 2005 Compared to Fiscal 2004

The following table shows, for 2005 and 2004, selected line items from the consolidated statements of income as a percentage of net sales, by segment.

                                                                             2005
                                                  ------------------------------------------------------
                                                  Industrial      Security        Metal
                                                   Hardware       Products       Products         Total
                                                  ------------------------------------------------------
       Net sales                                    100.0%        100.0%          100.0%          100.0%
       Cost of products sold                         75.6%         72.1%          107.2%           77.3%
       Gross margin                                  24.4%         27.8%           -7.2%           22.7%

       Selling and administrative expense            14.7%         17.5%            9.8%           15.4%
       Operating profit                               9.7%         10.3%          -17.0%            7.3%



                                                                             2004
                                                  ------------------------------------------------------
                                                  Industrial      Security        Metal
                                                   Hardware       Products       Products         Total
                                                  ------------------------------------------------------
       Net sales                                    100.0%        100.0%          100.0%          100.0%
       Cost of products sold                         72.5%         71.5%           96.7%           74.9%
       Gross margin                                  27.5%         28.5%            3.3%           25.1%

       Selling and administrative expense            16.8%         20.3%            8.0%           17.3%
       Operating profit                              10.7%          8.2%           -4.7%            7.8%

  The following table shows the amount of change from 2004 to 2005 in sales, cost of products sold, gross margin, selling and administrative expenses and operating profit, by segment (dollars in thousands):


                                        Industrial       Security          Metal
                                         Hardware        Products        Products     Total
                                      ------------------------------------------------------
       Net sales                        $ 7,853          $ 1,901       $  (777)      $ 8,977
                Volume                     4.3%             1.8%          -6.4%         2.0%
                Prices                     3.2%             1.1%          -0.3%         1.9%
                New Products               9.6%             1.6%           0.1%         5.1%
                                          -----             ----          -----         ----
                                          17.1%             4.5%          -6.6%         9.0%

       Cost of products sold            $ 7,352          $ 1,631       $    392      $ 9,375
                                          22.1%             5.4%           3.5%        12.5%

       Gross margin                     $   501          $   270       $(1,169)      $ (398)
                                           4.0%             2.2%        -302.8%        -1.6%

       Selling and administrative
         expenses                       $   204          $ (847)       $    139      $ (504)
                                           2.6%            -9.8%          14.9%        -2.9%

       Operating profit                 $   297          $ 1,117       $(1,308)      $   106
                                           6.0%            32.2%        -238.7%         1.3%


INDUSTRIAL HARDWARE SEGMENT

Net sales in the Industrial Hardware segment were up 17.1% in 2005 from the 2004 level. New product introductions were responsible for over half of the increase in sales for this segment. All of the new products were internally developed and aimed at a variety of the markets we service including: military, utility truck, vehicular accessories and recreational vehicles. New products included a retro-fit kit for the military Humvee, a remote power lock kit for the utility truck bodies, a trailer ramp and pick-up truck camper for the recreational vehicle markets and an assortment of handles and latches used in many of the markets we sell to. Sales volume of existing products was up in all but two of the markets we service - truck accessories and van bodies. Sales volume increased 37% for "sleeper boxes" for the Class 8 trailer truck market, a product resulting from the Canadian Commercial Vehicles acquisition in 2002. Sales at the Company's Mexican subsidiary increased 17% from 2004 primarily due to economic growth in Mexico. Price increases generally offset higher raw material and production costs and did not result in an increase in gross margins.

Cost of products sold for the Industrial Hardware segment increased 22.1% from 2004 to 2005. In addition to manufacturing costs associated with the higher volume of sales, higher costs were experienced in utilities, raw materials, and expediting the introduction of new products, all of which contributed to the increase.

Gross margin as a percentage of net sales decreased from 27.5% to 24.4% due to the higher manufacturing costs, price reductions in select product lines to remain competitive and a change in product mix.

Selling and administrative expenses increased 2.6% from 2004 levels due to increases in payroll and payroll related charges, advertising and travel expenses.

SECURITY PRODUCTS SEGMENT

Net sales in the Security Products segment increased 4.5% from 2004 to 2005. Increased sales volume of existing products was primarily related to the commercial laundry industry. Volume increases occurred in traditional products such as drop meters and meter cases as well as the newer "smart card" systems. New products were mainly lock related, such as: a toolbox push button lock, car carrier clamp assembly, electric car lock set, and brackets used in the automotive accessories market as well as a variety of other items for various markets. Price increases generally offset higher raw material and production costs and did not result in an increase in gross margins.

Cost of products sold for the Security Products segment increased 5.4% from 2004 to 2005. Most of the increase in cost of products sold was directly proportionate to the increase in sales. Several items which outpaced the increased sales level included payroll, freight on sales due to higher fuel costs and utilities, which contributed to the increase in cost of products sold.

Gross margin decreased from 28.5% to 27.8% as a percentage of net sales for the Security Products segment resulting from the higher sales volume offset by higher manufacturing costs, price reductions in select product lines to remain competitive and a change in product mix.

Selling and administrative expenses decreased 9.8% from the same period a year ago due to fees and costs incurred in 2004 for defending against and settlement of a patent infringement suit.


METAL PRODUCTS SEGMENT

Net sales in the Metal Products segment were down 6.6% from 2004 to 2005. Sales of mine products were comparable for both years. Although sales of contract casting products declined 19% in 2005, shipments of ductile iron castings more than doubled from 324 tons in 2004 to 723 tons in 2005. In 2005, the Company added a salesman in Canada to focus on the Canadian mining business which we expect to result in increased business in 2006. We are also expanding our marketing efforts for our mine roof anchor products into Australia and China. Late in the second quarter of 2005, we completed our testing at a technology and authentication meeting in Changzhi, China which was sponsored by the China University of Mining and Technology. The China mining association approved our products for use in the China mining industry; stating that our products represented superior technology. The Company will continue to market the mine roof support anchors in the China mining industry.

Cost of products sold increased as a percentage of net sales mainly due to the fixed costs associated with the Metal Products segment. While costs related to volume declined, such as payroll and payroll related charges, supplies and tools and maintenance and repairs, increases were experienced in insurance costs and utilities. Rates for both natural gas and electricity increased 47% and 14%, respectively. The division also was negatively impacted by the higher labor cost of manually pouring ductile iron. As part of the Company's longer term strategy of reducing the dependence on only pouring malleable iron, the Company has determined that it can also produce quality ductile iron castings. In order to improve the efficiency of producing ductile iron castings, the Company will be installing a new automatic pouring system designed specifically for ductile iron during the first half of 2006.

Gross margin in the Metal Products segment decreased as a percentage of net sales mainly due to lower sales volume, producing ductile iron castings and a change in product mix.

Selling and administrative expenses in the Metal Products segment increased 14.9% from 2004 to 2005, primarily due to the addition of sales personnel in Canada and increased travel expenses associated with testing and marketing mine roof anchors in China.

OTHER ITEMS

The following table shows the amount of change from 2004 to 2005 in other items (dollars in thousands):

                                                       Total
                                                       -----
                Interest expense                     $    (30)
                                                        -2.9%

                Other income                         $     55
                                                       240.8%

                Income taxes                         $    582
                                                        28.1%

Interest expense decreased from 2004 to 2005 primarily due to the new interest rate swap contract associated with the amended Loan Agreement, which is discussed in Note 4 in Item 8 of this Form 10-K. The new swap contract fixed the rate at 4.61% compared to the old swap contract rate of 9.095%.

Other income increased from 2004 to 2005 due to higher cash balances in the Company cash management program which resulted in higher interest income.

Income taxes increased from 2004 to 2005 due to a higher effective tax rate, 38% in 2005 versus 30% in 2004, resulting primarily from a change in the mix of taxable earnings in foreign jurisdictions with higher effective tax rates and the imposition of higher state tax rates.


Fiscal 2004 Compared to Fiscal 2003

The following table shows, for 2004 and 2003, selected line items from the consolidated statements of income as a percentage of net sales, by segment.


                                                                      2004
                                              --------------------------------------------------
                                               Industrial     Security        Metal
                                                Hardware      Products       Products      Total
                                              --------------------------------------------------
       Net sales                                 100.0%         100.0%        100.0%     100.0%
       Cost of products sold                      72.5%          71.5%         96.7%      74.9%
       Gross margin                               27.5%          28.5%          3.3%      25.1%

       Selling and administrative
           expense                                16.8%          20.3%          8.0%      17.3%
       Operating profit                           10.7%           8.2%         -4.7%       7.8%



                                                                      2003
                                              --------------------------------------------------
                                               Industrial     Security        Metal
                                                Hardware      Products       Products      Total
                                              --------------------------------------------------
       Net sales                                 100.0%         100.0%        100.0%     100.0%
       Cost of products sold                      73.8%          71.5%         91.8%      75.6%
       Gross margin                               26.2%          28.5%          8.2%      24.4%

       Selling and administrative
           expense                                17.1%          19.3%         10.9%      17.1%
       Operating profit                            9.1%           9.2%         -2.7%       7.3%


The following table shows the amount of change from 2003 to 2004 in selected results, by segment (dollars in thousands):

                                      Industrial         Security           Metal
                                       Hardware          Products         Products         Total
                                       --------          --------         --------         -----
        Sales                         $ 10,571          $  3,141        $ (1,888)        $ 11,824

                Volume                   25.7%              3.8%           -13.9%            9.9%
                Prices                    1.6%              0.0%             0.0%            0.6%
                New Products              2.5%              4.2%             0.0%            2.9%
                                         -----              ----           ------           -----
                                         29.8%              8.0%           -13.9%           13.4%

        Gross margin                  $  3,392          $    886        $   (735)        $  3,543
                                         36.6%              7.9%           -65.6%           16.4%

        Operating profit              $  1,694          $  (149)        $   (179)        $  1,366
                                         52.3%             -4.1%            48.3%           21.1%

Net sales for 2004 increased 13% ($11.8 million) to $100.1 million from $88.3 million for 2003. Volume of existing products increased sales by 10%, while new product introductions increased sales by 3%.

The Industrial Hardware segment experienced a 30% increase in sales. The increase in volume of existing products occurred in almost every market we service, most notably -- sales of industrial hardware (such as rotary locks, locking recessed handles, multi-point paddle handles and slam latches) to original equipment manufacturers up 40% and sales to distributors up 35%. These markets experienced rapid growth throughout 2004 as the economy improved.

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

Sales of security products to the commercial laundry industry decreased 6% from 2003. Sales to this industry were down in most of our product lines and in all of the markets we service. We continued our R&D efforts and our search for "smart card" applications beyond the commercial laundry market. We believe that the security characteristics of "smart cards" present us with several potential opportunities in new markets.

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


Liquidity and Sources of Capital

The Company's financial position remained strong throughout 2005. The primary source of the Company's cash is earnings from operating activities adjusted for cash generated from or used in net working capital. The most significant recurring non-cash items included in income are depreciation and amortization expense. Changes in working capital fluctuate with the changes in operating activities. As sales increase, there generally is an increased requirement for working capital. Since increases in working capital reduce the Company's cash, management attempts to keep the Company's investment in net working capital at a reasonable level by closely monitoring inventory levels (by matching production to expected market demand), keeping tight control over the collection of receivables, and optimizing payment terms on its trade and other payables.

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

                                                          2005          2004          2003
                                                          ----          ----          ----
        Current ratio                                      3.3           2.9           3.5
        Average days' sales in accounts receivable          48            47            48
        Inventory turnover                                 4.1           3.7           4.1
        Ratio of working capital to sales                28.6%         26.7%         28.2%
        Total debt to shareholders' equity               34.2%         36.1%         44.0%


At December 31, 2005, January 1, 2005, and January 3, 2004, the Company had cash and cash equivalents of $6.3 million, $4.4 million and $4.9 million, respectively, and working capital of $31.2 million, $26.7 million and $24.9 million, respectively.

Net cash provided by operating activities was $5.2 million in 2005 compared to $4.9 million in 2004 and $6.4 million in 2003. The $0.3 million increase from 2004 to 2005 and the $1.5 million decrease from 2003 to 2004 related primarily to changes in the components of working capital. During 2005, working capital used $2.7 million in cash as a result of increased sales activity. Accounts receivable accounted for most of the increase, climbing $2.2 million. In 2004, working capital used approximately $3.6 million in cash as a result of increased sales activity. Included in this amount were a $3.3 million increase in inventories and a $1.6 million increase in accounts receivable, offset by a $500,000 increase in accounts payable and an $800,000 increase in accrued compensation. In 2003, working capital components used cash totaling $1.1 million; substantially this entire amount was due to changes in accounts receivable, inventories, prepaid expenses and accounts payable. The increases were a result of higher sales volume in the fourth quarter of 2003.

During 2005 and 2004, the Company used $1.7 and $2.0 million of cash in investing activities, virtually all related to the purchase of fixed assets. In 2003, the Company used $1.8 million in investing activities - approximately $2.8 million related to the purchase of fixed assets, offset by the proceeds from the sale of common stock held for investment. The Company expects capital expenditures for 2006 to be approximately $2 million to $3 million.

Net cash used by financing activities totaled $1.6 million, $3.4 million and $5.6 million in 2005, 2004 and 2003, respectively. During 2005, the Company borrowed an additional $3.0 million on its revolving credit facility to cover short-term cash requirements. Principal payments of long-term debt amounted to $3.0 million, $2.0 million and $3.2 million in 2005, 2004 and 2003 respectively. The first $600,000 scheduled long-term debt payment for calendar 2004 was included in fiscal 2003. In addition, the Company elected to pay down $500,000 on its revolving credit line in 2003.

The Company leases certain equipment and buildings under cancelable and non-cancelable operating leases expiring at various dates up to 10 years. Rent expense amounted to approximately $826,000, $642,000 and $383,000 in 2005, 2004 and 2003, respectively.

On August 1, 2005, the Company amended its loan agreement with its lender. The amendment renewed and extended the maturity of the Revolving Credit Loan from July 1, 2005 to August 1, 2007 and restructured and increased the existing balance of the term loan into a new five (5) year loan. Quarterly payments under the amended term loan are $800,000 beginning in 2006, where they will remain through the middle of 2010. A final payment of $625,000 is due July 1, 2010. The additional $4 million proceeds from the term loan were used to pay down the balance on the revolving credit loan. On August 11, 2005, the Company entered into an interest rate swap contract with its lender with an original notional amount of $11,793,750 (notional amount $11,268,750 on December 31, 2005), which was equal to 75% of the outstanding balance of the Term Loan on that date. The notional amount decreases on a quarterly basis following the principal repayment schedule of the term portion of the Loan Agreement. The Company has a fixed interest rate of 4.61% on the swap contract and will pay the difference between the fixed rate and LIBOR when LIBOR is below 4.61% and will receive interest when the LIBOR rate exceeds 4.61%. Previously, the Company maintained an interest rate swap contract with the lender with an original amount of $15.0 million; this amount was reduced on a quarterly basis in accordance with the principal repayment schedule of the term portion of the Loan Agreement ($6.6 million on January 1, 2005, and $8.4 million on January 3, 2004). Under the revolving credit portion of the Loan Agreement, the Company may borrow up to $7.5 million through August 1, 2007, and must pay a quarterly commitment fee of 0.25% on the unused portion. As of December 31, 2005, there was no balance outstanding under the revolver portion of the Loan Agreement. The Company's loan covenants restrict it from incurring any indebtedness (from any person other than the lender) that exceeds the aggregate sum of $1.5 million, or that exceeds $1.0 million in any single transaction, without the express consent of the lender or until the full payment of the current obligation has been made.

Tabular Disclosure of Contractual Obligations
The Company's known contractual obligations as of December 31, 2005, are shown below:

                                                                                       Payment due by period
                                                                                Less than                               More than
         Contractual Obligations (in thousands)                     Total         1 Year      1-3 Years    3-5 Years      5 Years
                                                                    -----         ------      ---------    ---------      -------
         Long-term debt obligations                                $ 15,025      $ 3,200      $  6,400      $  5,425       $    -
         Estimated interest on long-term debt
               and capital lease obligations                          2,326          886         1,136           304            -
         Capital lease obligations                                      780          221           475            84            -
         Operating lease obligations                                  1,924          649           709           483           83
         Estimated contributions to pension plans                     7,606        1,686         3,088         2,494          338
         Estimated post-retirement benefits
               other than pensions                                      947          140           282           289          236
                                                                   --------      -------      --------      --------       ------
         Total                                                     $ 28,608      $ 6,782      $ 12,090      $  9,079       $  657
                                                                   ========      =======      ========      ========       ======

The amounts shown in the above table for estimated contributions to pension plans and estimated post-retirement benefits other than pensions are based on the assumptions in Note 9 to the consolidated financial statements as well as the assumption that participant counts will remain stable.

The Company does not have any non-cancelable open purchase orders.

The Company maintains a letter of credit in the amount of $900,000 related to its capital lease. The letter of credit reserves that amount from the Company's revolving credit agreement under terms of the capital lease agreement.

ITEM 7A        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's foreign manufacturing facilities account for approximately 23% of total sales and 19% of total assets. Its U.S. operations buy from and sell to these foreign affiliates, and also make limited sales (approximately 9% of total sales) to nonaffiliated foreign customers. This trade activity could be affected by fluctuations in foreign currency exchange or by weak economic conditions. The Company's currency exposure is concentrated in the Canadian dollar, Mexican peso, New Taiwan dollar, Chinese RMB and Hong Kong dollar. Because of the Company's limited exposure to any single foreign market, any exchange gains or losses have not been material and are not expected to be material in the future. Had the exchange rate as of December 31, 2005 for all of the listed currencies changed by 1%, the total change in reported earnings would have been less than $20,000. As a result, the Company does not attempt to mitigate its foreign currency exposure through the acquisition of any speculative or leveraged financial instruments. In 2005, a 10% increase/decrease in exchange rates would have resulted in a translation increase/decrease to sales of approximately $2.3 million, and to equity of approximately $1.3 million.

The Company is exposed to interest rate risk with respect to its unsecured Loan Agreement, which provides for interest based on LIBOR plus a spread of up to 2%. The spread is determined by a comparison of the Company's operating performance with agreed-upon financial targets. Since the Company's performance depends to a large extent on the overall economy, the interest rate paid by the Company under its Loan Agreement is closely linked to the trend in the U.S. economy. The current interest rate spread is 1.6% on the term loan portion and 1.35% on the revolving credit line portion of the Loan Agreement. Changes in LIBOR rates will also affect the Company's interest expense. To hedge against future LIBOR rate increases, the Company has an interest rate swap contract on 75% of the term loan principal amount under the Loan Agreement. The interest rate on the swap contract is 4.61% and the swap contract expires on July 1, 2010. The notional amount of the swap contract is reduced on a quarterly basis in accordance with the principal repayment schedule for the term portion of the Loan Agreement. The notional amount of the swap contract was $11.269 million as of December 31, 2005.

The remainder of the term debt is subject to the volatility of short-term interest rates, where a 1% change in interest rates would cause a $37,500 increase or decrease in the Company's annual interest cost. While the Company could enter into an additional swap agreement to fix the rate, it does not expect to do so.

ITEM 8         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The Eastern Company

Consolidated Balance Sheets


                                                                     December 31           January 1
                                                                         2005                 2005
                                                                     -----------           ---------

ASSETS
Current Assets
    Cash and cash equivalents                                       $  6,345,947         $  4,420,506
    Accounts receivable, less allowances of $295,000 in 2005
       and $332,000 in 2004                                           14,825,014           12,528,189

    Inventories:
       Raw materials and component parts                               9,917,792           11,279,981
       Work in process                                                 4,681,623            3,670,812
       Finished goods                                                  6,168,334            5,526,811
                                                                    ------------         ------------
                                                                      20,767,749           20,477,604

    Prepaid expenses and other assets                                  2,391,125            2,258,642
    Deferred income taxes                                                715,321              739,500
                                                                    ------------         ------------
Total Current Assets                                                  45,045,156           40,424,441

Property, Plant and Equipment
    Land                                                                 702,633              702,416
    Buildings                                                         11,802,519           11,856,933
    Machinery and equipment                                           29,963,621           29,471,908
    Accumulated depreciation                                         (20,072,087)         (18,124,710)
                                                                    ------------         ------------
                                                                      22,396,686           23,906,547

Other Assets
    Goodwill                                                          10,641,532           10,604,286
    Trademarks                                                           103,498              174,527
    Patents, technology, and licenses, less accumulated
       amortization of $1,260,242 in 2005 and $1,824,348 in 2004       1,946,502            1,743,266
    Interest rate swap asset                                              32,081                    -
    Intangible pension asset                                             732,554              870,064
    Prepaid pension cost                                                 723,826              348,634
                                                                    ------------         ------------
                                                                      14,179,993           13,740,777
                                                                    ------------         ------------
                                                                    $ 81,621,835         $ 78,071,765
                                                                    ============         ============



 Consolidated Balance Sheets

                                                                     December 31           January 1
                                                                         2005                 2005
                                                                     -----------           ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable                                                $  5,599,260         $  5,010,271
    Accrued compensation                                               1,527,640            2,472,944
    Other accrued expenses                                             3,275,159            2,239,668
    Current portion of long-term debt                                  3,420,523            4,009,811
                                                                    ------------         ------------
Total Current Liabilities                                             13,822,582           13,732,694

Deferred income taxes                                                    895,019            1,452,134
Long-term debt, less current portion                                  12,384,338           11,804,861
Accrued post-retirement benefits                                       2,078,056            2,219,821
Accrued pension cost                                                   6,270,075            4,885,160
Interest rate swap obligation                                                 -               160,417

Shareholders' Equity
    Voting Preferred Stock, no par value:
       Authorized and unissued: 1,000,000 shares
    Nonvoting Preferred Stock, no par value:
       Authorized and unissued: 1,000,000 shares
    Common Stock, no par value:
       Authorized: 25,000,000 shares
       Issued: 5,328,417 shares in 2005 and 5,323,593 shares
          in 2004                                                     17,694,851           17,583,561
    Treasury Stock: 1,688,726 shares in 2005 and 2004                (16,655,041)         (16,655,041)
    Retained earnings                                                 50,335,658           47,568,571

    Accumulated other comprehensive income (loss):
       Foreign currency translation                                      818,566              463,804
       Additional minimum pension liability, net of taxes             (6,042,553)          (5,047,800)
       Derivative financial instruments, net of taxes                     20,284              (96,417)
                                                                    ------------         ------------
                                                                      (5,203,703)          (4,680,413)
                                                                    ------------         ------------
Total Shareholders' Equity                                            46,171,765           43,816,678
                                                                    ------------         ------------
                                                                    $ 81,621,835         $ 78,071,765
                                                                    ============         ============

 See accompanying notes.

 Consolidated Statements of Income

                                                                                   Year ended
                                                              ----------------------------------------------------
                                                              December 31           January 1            January 3
                                                                  2005                2005                 2004
                                                              -----------           ---------            ---------
Net sales                                                    $  109,107,290      $  100,130,158       $   88,306,581
Cost of products sold                                           (84,374,501)        (74,999,119)         (66,718,641)
                                                             --------------      --------------       --------------
Gross margin                                                     24,732,789          25,131,039           21,587,940

Selling and administrative expenses                             (16,776,253)        (17,280,348)         (15,103,624)
                                                             --------------      --------------       --------------
Operating profit                                                  7,956,536           7,850,691            6,484,316

Interest expense                                                 (1,014,052)         (1,044,490)          (1,302,830)
Other income                                                         77,823              22,838              209,004
                                                             --------------      --------------       --------------
Income before income taxes                                        7,020,307           6,829,039            5,390,490

Income taxes                                                      2,653,120           2,071,338            2,028,868
                                                             --------------      --------------       --------------
Net income                                                   $    4,367,187      $    4,757,701       $    3,361,622
                                                             ==============      ==============       ==============
Earnings per Share:
    Basic                                                           $  1.20             $  1.31              $   .93
                                                             ==============      ==============       ==============

    Diluted                                                         $  1.12             $  1.27              $   .92
                                                             ==============      ==============       ==============

 See accompanying notes.


Consolidated Statements of Comprehensive Income

                                                                                  Year ended
                                                              ----------------------------------------------------
                                                              December 31           January 1            January 3
                                                                 2005                 2005                 2004
                                                              -----------           ---------            ---------
Net income                                                   $    4,367,187      $    4,757,701       $    3,361,622
Other comprehensive income/(loss) -
    Change in foreign currency translation                          354,762             630,099              731,842
    Change in fair value of derivative financial
       instruments, net of income taxes of
       $75,797, $168,000 and $223,000 in 2005,
       2004 and 2003, respectively                                  116,701             251,638              335,031
    Unrealized gain on investment in common stock:
         Unrealized holding gains, net of income
             taxes of $42,900 in 2003
         Less reclassification adjustment for                            -                   -                64,795
             realized gains included in net
             income, net of income tax benefit of
             $66,100 in 2003
                                                                         -                   -              (100,688)
    Change in additional minimum pension
       liability net of income taxes (benefit)
       of ($584,440) in 2005, ($227,839) in
       2004 and $15,992 in 2003                                    (994,753)           (997,914)              23,984
                                                             --------------      --------------       --------------
                                                                   (523,290)           (116,177)           1,054,964
                                                             --------------      --------------       --------------
Comprehensive income                                         $    3,843,897      $    4,641,524       $    4,416,586
                                                             ==============      ==============       ==============

See accompanying notes.

Consolidated Statements of Shareholders' Equity

                                                        Common        Common        Treasury       Treasury         Retained
                                                        Shares         Stock         Shares         Stock           Earnings
                                                        ------         -----         ------         -----           --------
Balances at December 28, 2002                         5,289,189    $17,078,817    (1,657,320)  $ (16,195,122)     $42,638,351
Net income                                                                                                          3,361,622
Cash dividends declared, $.44 per share                                                                            (1,593,118)
Purchase Common Stock for treasury                                                   (23,022)       (317,726)
Issuance of Common Stock for directors' fees              7,192         98,980
                                                      ---------    -----------    ----------   -------------      -----------
Balances at January 3, 2004                           5,296,381     17,177,797    (1,680,342)    (16,512,848)      44,406,855
Net income                                                                                                          4,757,701
Cash dividends declared, $.44 per share                                                                            (1,595,985)
Purchase of Common Stock for treasury                                                 (8,384)       (142,193)
Issuance of Common Stock upon the exercise of
    stock options                                        22,500        324,800
Issuance of Common Stock for directors' fees              4,712         80,964
                                                      ---------    -----------    ----------   -------------      -----------
Balances at January 1, 2005                           5,323,593     17,583,561    (1,688,726)    (16,655,041)      47,568,571
Net income                                                                                                          4,367,187
Cash dividends declared, $.44 per share                                                                            (1,600,100)
Tax benefit from disqualifying disposition of
    incentive stock options                                              6,403
Issuance of Common Stock for directors' fees              4,824        104,887
                                                      ---------    -----------    ----------   -------------      -----------
Balances at December 31, 2005                         5,328,417    $17,694,851    (1,688,726)  $ (16,655,041)     $50,335,658
                                                      =========    ===========    ==========   =============      ===========

 See accompanying notes.

 Consolidated Statements of Cash Flows

                                                                                    Year ended
                                                              ----------------------------------------------------
                                                              December 31           January 1            January 3
                                                                 2005                 2005                 2004
                                                              -----------           ---------            ---------
Operating Activities
Net income                                                   $   4,367,187        $   4,757,701       $   3,361,622
Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                             3,459,747            3,461,411           3,619,328
       Loss on sale of equipment and other assets                    3,314               67,620                   -
       Provision for doubtful accounts                               6,433              112,222             220,902
       Deferred income taxes                                       (27,293)              (8,092)            390,788
       Gain on sale of investment                                        -                    -            (166,788)
       Issuance of Common Stock for directors' fees                104,887               80,964              98,980
       Changes in operating assets and liabilities:
          Accounts receivable                                   (2,155,923)          (1,639,624)           (322,902)
          Inventories                                              (88,147)          (3,299,948)           (270,871)
          Prepaid expenses and other                              (147,867)            (634,445)           (326,025)
          Prepaid pension cost                                    (428,959)             581,724             (99,100)
          Other assets                                            (218,801)            (105,674)           (113,840)
          Accounts payable                                         524,078              495,218             364,306
          Accrued compensation                                    (800,582)             790,492            (181,908)
          Other accrued expenses                                   600,331              194,244            (204,275)
                                                             -------------        -------------       --------------
Net cash provided by operating activities                        5,198,405            4,853,813           6,370,217

Investing Activities
Purchases of property, plant and equipment                      (1,750,252)          (2,062,313)         (2,763,130)
Proceeds from sale of equipment and other assets                       750               13,367                   -
Proceeds from sale of investment                                         -                    -             915,133
                                                             -------------        -------------       --------------
Net cash used in investing activities                           (1,749,502)          (2,048,946)         (1,847,997)

Financing Activities
Principal payments on long-term debt                            (3,009,811)          (2,007,357)         (3,732,726)
Proceeds from revolving credit loan                              3,000,000                    -                   -
Proceeds from sales of Common Stock                                      -              324,800                   -
Tax benefit from disqualifying disposition of incentive
    stock options                                                    6,403                    -                   -
Purchases of Common Stock for treasury                                   -             (142,193)           (317,726)
Dividends paid                                                  (1,600,100)          (1,595,985)         (1,593,118)
                                                             -------------        -------------       --------------
Net cash used in financing activities                           (1,603,508)          (3,420,735)         (5,643,570)

Effect of exchange rate changes on cash                             80,046              139,558              78,934
                                                             -------------        -------------       --------------
Net change in cash and cash equivalents                          1,925,441             (476,310)         (1,042,416)

Cash and cash equivalents at beginning of year                   4,420,506            4,896,816           5,939,232
                                                             -------------        -------------       --------------
Cash and cash equivalents at end of year                     $   6,345,947        $   4,420,506       $   4,896,816
                                                             =============        =============       ==============

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany accounts and transactions are eliminated. Effective beginning in 2004, all locations, including subsidiaries in Asia and Mexico, are consolidated as of the Company's fiscal year end. The Company had historically consolidated its subsidiaries located in Asia and Mexico as of November 30, which resulted in a thirteenth period being included in the 2004 year end consolidation. The inclusion of the additional period increased revenue by less than 0.5% and increased net income approximately 3% for 2004.

CASH EQUIVALENTS

Highly liquid investments purchased with a maturity of three months or less are considered cash equivalents. The Company has deposits that exceed amounts insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000, but the Company does not consider this a significant concentration of credit risk based on the strength of the financial institution.

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

INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method in the U.S. ($15,560,855 for U.S. inventories at December 31, 2005) and by the first-in, first-out (FIFO) method for inventories outside the U.S. ($5,206,894 for inventories outside the U.S. at December 31, 2005). Current cost exceeds the LIFO carrying value by approximately $4,033,000 at December 31, 2005 and $3,922,000 at January 1, 2005. There was no material LIFO quantity liquidation in 2005, 2004 or 2003.

PROPERTY, PLANT AND EQUIPMENT AND RELATED DEPRECIATION

Property, plant and equipment (including equipment under capital lease) are stated at cost. Depreciation ($3,322,891 in 2005, $3,131,483 in 2004 and $3,118,885 in 2003) is computed generally using the straight-line method based on the following estimated useful lives of the assets: Buildings 10 to 39.5 years; Machinery and equipment 3 to 10 years.

The Eastern Company

2. ACCOUNTING POLICIES (continued)

GOODWILL, INTANGIBLES AND IMPAIRMENT OF LONG-LIVED ASSETS

Patents are recorded at cost and are amortized using the straight-line method over the lives of the patents. Technology and licenses are recorded at cost and are generally amortized on a straight-line basis over periods ranging from 5 to 17 years. Amortization expense in 2005, 2004 and 2003 was $136,856, $329,927 and $500,443, respectively. Total amortization expense for each of the next five years is estimated to be as follows: 2006 - $186,000; 2007 - $168,000; 2008 -
$165,000; 2009 - $152,000; and 2010 - $147,000. Trademarks are not amortized as their lives are deemed to be indefinite.

In the event that facts and circumstances indicate that the carrying value of long-lived assets, including definite life intangible assets, may be impaired, an evaluation is performed to determine if a write-down is required. No events or changes in circumstances have occurred to indicate that the carrying amount of such long-lived assets held and used may not be recovered.

The Company performs an annual impairment test of its goodwill and trademarks during the second quarter of each year. Goodwill and trademarks were not impaired in 2005, 2004 or 2003.

The following is a roll-forward of goodwill for 2005 and 2004:
                                             2005               2004
                                             ----               ----
       Beginning balance                 $ 10,604,286       $ 10,519,766
       Foreign exchange                        37,246             84,520
                                         ------------       ------------
       Ending balance                    $ 10,641,532       $ 10,604,286
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

PRODUCT DEVELOPMENT COSTS

Product development costs, charged to expense as incurred, were $1,150,378 in 2005, $1,166,747 in 2004 and $1,115,329 in 2003.

ADVERTISING COSTS

The Company expenses advertising costs as incurred. Advertising costs were $606,330 in 2005, $447,778 in 2004 and $449,304 in 2003.

The Eastern Company

2. ACCOUNTING POLICIES (continued)


INCOME TAXES

The Company and its U.S. subsidiaries file a consolidated federal income tax return.

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

EARNINGS PER SHARE

The denominators used in the earnings per share computations follow:


                                                      2005                2004                2003
                                                      ----                ----                ----
BASIC:
Weighted average shares outstanding                 3,636,715           3,627,541           3,620,593
                                                    =========           =========           =========

DILUTED:
Weighted average shares outstanding                 3,636,715           3,627,541           3,620,593
Dilutive stock options                                249,176             118,160              38,372
                                                    ---------           ---------           ---------
Denominator for diluted earnings per share          3,885,891           3,745,701           3,658,965
                                                    =========           =========           =========

The Company has excluded the effect of 69,500 and 177,500 stock options in 2004 and 2003, respectively, from the above dilutive stock options, as their inclusion would be anti-dilutive. There were no anti-dilutive stock options in 2005.

DERIVATIVES

The Company entered into an interest rate swap agreement to minimize the risk of fluctuations of interest rates on the Company's variable rate term debt. The agreement involves the exchange of amounts based on the London Interbank Offered Rate ("LIBOR") for amounts based on a fixed interest rate over the life of the agreement, without an exchange of the notional amount upon which the payments are based.

The Company's interest rate swap agreement, which is accounted for as a cashflow hedge, is considered "effective" through use of the short-cut method, as defined under Financial Accounting Standards Board ("FASB") Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and, as a result, changes in the fair value of the derivative are recorded as an asset or liability with the offset amount recorded to accumulated other comprehensive income (loss) in shareholders' equity.

The Eastern Company

2. ACCOUNTING POLICIES (continued)

STOCK BASED COMPENSATION

The Company accounts for stock options in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. As such, it does not recognize compensation expense for stock options granted under its stock option plans if the exercise price is at least equal to the fair market value of the Company's common stock on the date granted. Since no options were granted below fair market value in 2005, 2004 or 2003, no compensation expense has been recorded.

The fair value of stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2004 and 2003 (2005 are not applicable (N/A) because no options were granted during the year):

                                              2005         2004         2003
                                              ----         ----         ----
       Risk free interest rate                N/A          3.48%        3.18%
       Expected volatility                    N/A          0.295        0.287
       Expected option life                   N/A         5 years      5 years
       Weighted-average dividend yield        N/A          2.2%         2.9%

The weighted average fair market value of the shares granted under options was $20.37 in 2004 and $15.30 in 2003. The weighted average fair value of options, estimated using the Black-Scholes option pricing model based on the assumptions in the above table, was $5.15 in 2004 and $3.37 in 2003.

Pro forma information regarding net income and earnings per share, as required by Statement No. 123, Accounting for Stock-Based Compensation, has been determined as if the Company had accounted for its employee stock options under the fair value method.

                                                             (in thousands, except per share amounts)
                                                             ---------------------------------------
                                                                2005           2004             2003
                                                                ----           ----             ----
       Net income, as reported                                 $4,367         $4,758           $3,362
       Deduct: Total stock-based employee
          compensation expense determined under
          fair value-based method, net of related tax
          effects                                                   2            311               85
                                                               ------         ------           ------
       Pro forma net income                                    $4,365         $4,447           $3,277
                                                               ======         ======           ======

       Earnings per share:
       Basic - as reported                                      $1.20          $1.31            $ .93
       Basic - pro forma                                        $1.20          $1.23            $ .91

       Diluted - as reported                                    $1.12          $1.27            $ .92
       Diluted - pro forma                                      $1.12          $1.19            $ .90

For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the stock options' vesting period ranging from 1 to 5 years. The pro forma effect on net income and related earnings per share may not be representative of future years' impact since the terms and conditions of new grants may vary from the current terms.

The Eastern Company

2. ACCOUNTING POLICIES (continued)

RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the current year presentation.


3. CONTINGENCIES

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


4. DEBT

On August 1, 2005, the Company amended the unsecured loan agreement ("Loan Agreement"), which includes a term portion and a revolving credit portion, with its lender. The amendment renewed and extended the maturity of the Revolving Credit Loan from July 1, 2005 to August 1, 2007 and restructured and increased the existing balance of the Term Loan into a new five (5) year term loan. The additional $4,000,000 proceeds from the term loan were used to pay down the balance on the revolving credit agreement.

The term portion of the Loan Agreement is payable in quarterly principal payments of $800,000 from January 2006 through April 2010 and a final payment due July 1, 2010 of $625,000. The Company may borrow up to $7,500,000 through August 1, 2007 under the revolving credit portion of the Loan Agreement, with a quarterly commitment fee of 0.25% on the unused portion.

On August 11, 2005, the Company entered into an interest rate swap contract with the lender with an original notional amount of $11,793,750 (notional amount $11,268,750 on December 31, 2005), which was equal to 75% of the outstanding balance of the Term Loan on that date. The notional amount began to decrease on a quarterly basis beginning October 3, 2005 following the principal repayment schedule of the term portion of the Loan Agreement. The Company has a fixed interest rate of 4.61% on the swap contract and will pay the difference between the fixed rate and LIBOR when LIBOR is below 4.61% and will receive interest when the LIBOR rate exceeds 4.61%.

The interest rates on the term and the revolving credit portions of the Loan Agreement may vary. The interest rates may vary based on the LIBOR rate plus a margin spread of 1.5% to 2.0% for the term portion and 1.25% to 1.75% for the revolving credit portion. The margin rate spread is based on operating results calculated on a rolling-four-quarter basis. On December 31, 2005, the interest rate on the term portion of the Loan Agreement was 5.65%.

Previously, the Company maintained an interest rate swap contract, as required, with the lender for an original notional amount of $15,000,000 (notional amount $6,600,000 on January 1, 2005), which was reduced on a quarterly basis in accordance with the principal repayment schedule of the term portion of the Loan Agreement. The interest rate on the swap contract was at a fixed rate of 9.095% and expired on July 1, 2005.

The Eastern Company

4. DEBT (continued)

Debt consists of:

                                                                              2005             2004
                                                                              ----             ----
    Term loan                                                              $ 15,025,000    $ 13,825,000
    Revolving credit loan                                                          -          1,000,000
    Capital lease obligation with interest at 4.99% and payable in
        monthly installments of $21,203 through April 2009                      779,861         989,672
                                                                           ------------    ------------
                                                                             15,804,861      15,814,672

    Less current portion                                                      3,420,523       4,009,811
                                                                           ------------    ------------
                                                                           $ 12,384,338    $ 11,804,861
                                                                           ============    ============

The Company paid interest of $929,756 in 2005, $1,002,955 in 2004 and $1,402,631
in 2003.

Collectively, under the covenants of the Loan Agreement and capital lease obligation, the Company is required to maintain specified financial ratios and amounts. In addition, the Company is restricted to, among other things, capital leases, purchases or redemptions of its capital stock, mergers and divestitures, and new borrowing.

As of December 31, 2005, scheduled annual principal maturities of long-term debt, including capital lease obligations, for each of the next five years follow:
                         2006                $  3,420,523
                         2007                   3,431,782
                         2008                   3,443,617
                         2009                   3,283,939
                         2010                   2,225,000
                         Thereafter                     -
                                             ------------
                                             $ 15,804,861
                                             ============

At December 31, 2005 and January 1, 2005, building improvements and equipment, with a cost of approximately $2,000,000, were recorded under a capital lease with accumulated amortization of approximately $640,000 and $533,000, respectively. The capital lease is secured by the equipment under the lease and a $900,000 letter of credit.

5. STOCK RIGHTS

The Company has a stock rights plan. At December 31, 2005, there were 3,639,691 stock rights outstanding under the plan. Each right may be exercised to purchase one share of the Company's common stock at an exercise price of $80, subject to adjustment to prevent dilution.

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

The Eastern Company

6. STOCK OPTIONS AND AWARDS

STOCK OPTIONS

The Company has incentive stock option plans for officers, other key employees, and non-employee directors: the 1989, 1995, 1997 and 2000 plans. Options granted under the 1989 plan and incentive stock options granted under the 1995 and 2000 plans must have exercise prices that are not less than 100% of the fair market value of the stock on the dates the options are granted. Restricted stock awards may also be granted to participants under the 1995 and 2000 plans with restrictions determined by the Compensation Committee of the Company's Board of Directors. Under the 1995, 1997, and 2000 plans, nonqualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Company's Board of Directors. No options were granted in 2005. All options granted in 2004 and 2003 were granted at prices equal to the fair market value of the stock on the dates granted. No restricted stock was granted in 2005, 2004 or 2003.

As of December 31, 2005, there were 297,500 shares available for future grant under the above noted plans: 2000 - 245,000 shares; 1997 - 52,500; 1995 and 1989
- no shares available for grant. As of December 31, 2005, there were 976,000 shares of common stock reserved under all option plans for future issuance.

 Information with respect to the Company's stock option plans is summarized below:
                                                               Weighted Average
                                             Shares             Exercise Price
                                             ------           ----------------
 Outstanding at December 28, 2002           689,000                   $13.475
 Granted                                     10,000                    15.300
 Cancelled                                  (45,000)                   14.539
                                            -------                   -------
 Outstanding at January 3, 2004             654,000                    13.417
 Granted                                     57,000                    20.370
 Cancelled                                  (10,000)                   14.812
 Exercised                                  (22,500)                   14.436
                                            -------                   -------
 Outstanding at January 1, 2005             678,500                    13.948
 No Activity in 2005                             -                         -
                                            -------                   -------
 Outstanding at December 31, 2005           678,500                   $13.948
                                            =======                   =======



                       Options Outstanding and Exercisable
                       -----------------------------------
                                                            Weighted
                                                             Average
                                                            Remaining       Weighted Average
      Range of Exercise            Outstanding as of       Contractual          Exercise
      Prices                       December 31, 2005           Life              Price
      -----------------            -----------------       -----------      -----------------
      $ 9.92 - $11.92                    191,500               1.8                $10.442
      $14.00 - $15.30                    417,500               4.1                 14.541
      $18.50 - $20.37                     69,500               7.9                 20.034
                                        --------
                                         678,500               3.8                $13.948
                                        ========


The Eastern Company

7. INCOME TAXES

Deferred income taxes are provided on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and those for income tax reporting purposes. Deferred income tax liabilities (assets) relate to:

                                                            2005               2004               2003
                                                            ----               ----               ----
    Property, plant and equipment                      $  3,363,679       $  3,521,617       $  3,445,288
    Interest rate swap asset                                 11,797                  -                  -
    Other                                                   195,034            338,085            221,160
                                                       ------------       ------------       ------------
    Total deferred income tax liabilities                 3,570,510          3,859,702          3,666,448

    Other postretirement benefits                          (764,143)          (816,273)          (886,371)
    Inventories                                            (562,881)          (721,309)          (338,737)
    Allowance for doubtful accounts                         (89,668)          (106,106)           (97,674)
    Accrued compensation                                   (236,776)          (201,280)          (187,393)
    Interest rate swap obligation                                 -            (58,949)          (232,005)
    Pensions                                             (1,156,476)          (724,363)          (809,954)
    Tax credits                                            (362,143)          (234,827)                 -
    Other                                                  (218,725)          (283,961)          (333,750)
                                                       ------------       ------------       ------------
    Total deferred income tax assets                     (3,390,812)        (3,147,068)        (2,885,884)
                                                       ------------       ------------       ------------
        Net deferred income tax liabilities            $    179,698       $    712,634       $    780,564
                                                       ============       ============       ============

Income before income taxes consists of:
                                                            2005               2004              2003
                                                            ----               ----              ----

    Domestic                                           $  4,266,725       $  3,512,795       $  1,778,405
    Foreign                                               2,753,582          3,316,244          3,612,085
                                                       ------------       ------------       ------------
                                                       $  7,020,307       $  6,829,039       $  5,390,490
                                                       ============       ============       ============

The provision for income taxes follows:
                                                            2005               2004              2003
                                                            ----               ----              ----
    Current:
        Federal                                        $  1,505,934       $    905,843       $    703,890
        Foreign                                             902,145          1,025,183            749,390
        State                                               272,334            148,404            184,800
    Deferred:
        Federal                                             (39,294)            21,428            273,978
        Foreign                                                   -                  -                  -
        State                                                12,001            (29,520)           116,810
                                                       ------------       ------------       ------------
                                                       $  2,653,120       $  2,071,338       $  2,028,868
                                                       ============       ============       ============

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows:

                                                         2005                        2004                       2003
                                                         ----                        ----                       -----
                                                   Amount       Percent       Amount        Percent       Amount       Percent
                                                   ------       -------       ------        -------       ------       -------
Income taxes using U.S. federal statutory
    rate                                         $ 2,387,578      34%       $ 2,321,873      34%        $ 1,832,665      34%
State income taxes, net of federal benefit           187,661       3             78,463       1             199,062       4
Impact of foreign subsidiaries on effective
    tax rate                                         127,634       2           (242,163)     (4)              1,232       -
Other--net                                           (49,753)     (1)           (86,835)     (1)             (4,091)      -
                                                 -----------      ---       -----------      ---        -----------      ---
                                                 $ 2,653,120      38%       $ 2,071,338      30%        $ 2,028,868      38%
                                                 ===========      ===       ===========      ===        ===========      ===

The Eastern Company

7. INCOME TAXES (continued)

Total income taxes paid were $2,105,690 in 2005, $1,445,099 in 2004 and $1,162,688 in 2003.

The Company's future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where statutory rates are lower.

The Company has foreign tax credit carryforwards of $362,144 which expire in varying amounts through 2015. Available and prudent tax planning strategies support this deferred tax asset at December 31, 2005.

United States income taxes have been provided on the undistributed earnings of foreign subsidiaries ($12,556,975 at December 31, 2005) only where necessary because such earnings are intended to be reinvested abroad indefinitely or repatriated only when substantially free of such taxes.

In December 2004, the FASB issued FSP No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 ("AJCA"). The AJCA provides a one-time 85% dividends received deduction for certain foreign earnings that are repatriated under a plan for reinvestment in the United States, provided certain criteria are met. FSP No. 109-2 provides accounting and disclosure guidance for the repatriation provision. The Company completed its evaluation of the repatriation provision during 2005. The Company did not repatriate earnings under the AJCA provisions, as such the repatriation provision has no impact on the consolidated financial statements for 2004 or 2005.

During 2005, a former employee sold shares of Company stock, which he had acquired through the exercise of stock options in late 2004, that resulted in the disqualification of those incentive stock options. As a result of the disqualification, the Company received a tax benefit of $6,403 in 2005.

8. LEASES

The Company leases certain equipment and buildings under operating lease arrangements. Most leases are for a fixed term and for a fixed amount; additionally, the Company leases certain buildings under operating leases on a month-to-month basis. The Company is not a party to any leases that have step rent provisions, escalation clauses, capital improvement funding or payment increases based on any index or rate.

Future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year during each of the next five years, follow:
                         2006                $  649,057
                         2007                   370,349
                         2008                   338,813
                         2009                   284,797
                         2010                   198,323
                                             ----------
                                             $1,841,339
                                             ==========

Rent expense for all operating leases was $826,396 in 2005, $642,000 in 2004 and $383,098 in 2003. The Company expects future rent expense, including non-cancelable operating leases, leases that are expected to be renewed and buildings leased on a month-to-month basis, for each of the next five years to be in the range of $750,000 to $850,000.

The Eastern Company

9. RETIREMENT BENEFIT PLANS

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

Components of the net periodic benefit cost of the Company's pension benefit plans were as follows:

                                                          2005               2004                2003
                                                          ----               ----                ----
Service cost                                           $ 1,382,535        $ 1,198,318        $ 1,131,435
Interest cost                                            2,226,422          2,299,608          2,274,329
Expected return on plan assets                          (3,127,392)        (2,567,814)        (2,755,927)
Net amortization and deferral                              798,745            305,795            770,747
                                                       -----------        -----------        -----------
Net periodic benefit cost                              $ 1,280,310        $ 1,235,907        $ 1,420,584
                                                       ===========        ===========        ===========

Assumptions used to determine net periodic benefit cost for the Company's pension benefit plans for the fiscal year indicated were as follows:

                                                          2005               2004                2003
                                                          ----               ----                ----
Discount rate                                              6.0%                6.5%               7.0%
Expected return on plan assets                             8.5%                8.5%               8.5%
Rate of compensation increase                              4.25%               4.25%              4.25%


Components of the net periodic benefit cost of the Company's postretirement benefit plan were as follows:

                                                          2005               2004                2003
                                                          ----               ----                -----
Service cost                                            $  86,714          $  75,488           $ 70,321
Interest cost                                             118,407            123,456            137,124
Expected return on plan assets                            (79,188)           (73,515)           (69,174)
Net amortization and deferral                             (77,599)           (85,809)           (83,617)
                                                        ---------          ---------           --------
Net periodic benefit cost                               $  48,334          $  39,620           $ 54,654
                                                        =========          =========           ========

Assumptions used to determine net periodic benefit cost for the Company's postretirement plan for the fiscal year indicated were as follows:

                                                          2005               2004                2003
                                                          ----               ----                ----
Discount rate                                             6.0%               6.5%                7.0%
Expected return on plan assets                            8.5%               8.5%                8.5%


The Eastern Company

9. RETIREMENT BENEFIT PLANS (continued)

As of the measurement date, the status of the Company's pension benefit plans and postretirement benefit plan was as follows:


                                                              Pension Benefit                       Postretirement Benefit
                                                          --------------------------               ------------------------

                                                          2005                  2004               2005                2004
                                                          ----                  ----               ----                ----

Benefit obligation at beginning of year              $ 38,585,446          $ 36,915,855        $  2,061,628       $  2,129,909
   Change due to availability of final actual
     assets and census data                                     -               (98,325)                  -           (134,531)
   Plan amendment                                               -                     -            (296,068)                 -
   Service cost                                         1,382,534             1,198,318              86,714             75,488
   Interest cost                                        2,226,422             2,299,608             118,407            123,456
   Actuarial loss                                       4,124,907               534,203             170,663             59,421
   Benefits paid                                       (2,327,117)           (2,264,213)           (176,360)          (192,115)
                                                     ------------          ------------        ------------       ------------
Benefit obligation at end of year                    $ 43,992,192          $ 38,585,446        $  1,964,984       $  2,061,628
                                                     ============          ============        ============       ============

                                                              Pension Benefit                       Postretirement Benefit
                                                          --------------------------               ------------------------

                                                          2005                  2004               2005                2004
                                                          ----                  ----               ----                ----

Fair value of plan assets at beginning of year
                                                     $ 32,785,580          $ 32,071,588        $    944,623       $    892,428
   Change due to availability of final actual
     assets and census data                                     -               (56,755)            (19,871)           (33,774)
   Actual return on plan assets                         4,213,460             2,365,233              79,188             73,515
   Employer contributions                               1,714,280               652,052             190,099            204,569
   Benefits paid                                       (2,327,117)           (2,246,538)           (176,360)          (192,115)
                                                     ------------          ------------        ------------       ------------
Fair value of plan assets at end of year             $ 36,386,203          $ 32,785,580        $  1,017,679       $    944,623
                                                     ============          ============        ============       ============


                                                              Pension Benefits                      Postretirement Benefits
                                                          --------------------------               ------------------------

       Reconciliation of Funded Status                    2005                  2004               2005                2004
       -------------------------------                    ----                  ----               ----                ----
Under-funded status                                  $ (7,605,989)         $ (5,799,866)       $   (947,305)      $ (1,117,005)
Unrecognized prior service cost                           732,554               929,535            (554,550)          (320,038)
Unrecognized net actuarial loss (gain)                 11,662,961             9,406,330            (576,201)          (782,778)
Unrecognized net asset at transition                      (46,454)             (226,898)                  -                  -
                                                     ------------          ------------        ------------       ------------
Net amount recognized in the balance sheet           $  4,743,072          $  4,309,101        $ (2,078,056)      $ (2,219,821)
                                                     ============          ============        ============       ============


The Eastern Company

9. RETIREMENT BENEFIT PLANS (continued)

                                                              Pension Benefits                      Postretirement Benefits
                                                          --------------------------               ------------------------
                                                          2005                  2004               2005                2004
                                                          ----                  ----               ----                ----
Prepaid benefit cost                                $     723,826          $    348,634        $          -       $          -
Accrued benefit liability                              (6,270,075)           (4,885,160)         (2,078,056)        (2,219,821)
Intangible asset                                          732,554               870,064                   -                  -
Accumulated other comprehensive loss                    9,556,767             7,975,563                   -                  -
                                                    -------------          ------------        ------------       ------------
Net amount recognized in the balance sheet          $   4,743,072          $  4,309,101        $ (2,078,056)      $ (2,219,821)
                                                    =============          ============        ============       ============

Assumptions used to determine the projected benefit obligations for the Company's pension benefit plans and postretirement benefit plan for the fiscal year indicated were as follows:

                                               2005               2004
                                               ----               ----
Discount rate                                  5.5%                6.0%
Expected return on plan assets                 8.5%                8.5%
Rate of compensation increase                 4.25%               4.25%

In 2005 and 2004, the accumulated benefit obligation for all qualified and nonqualified defined benefit pension plans was $42,047,559 and $37,038,422 respectively.

Information for the under-funded pension plans with a projected benefit obligation and an accumulated benefit obligation in excess of plan assets

                                                            2005             2004
                                                            ----             ----
Number of plans                                               3                3
Projected benefit obligation                           $ 37,796,839     $ 36,507,181
Accumulated benefit obligation                           36,442,874       35,565,225
Fair value of plan assets                                30,763,467       31,189,244
Net amount recognized in accrued benefit liability       (6,270,075)     (4,885,160)


Estimated future benefit payments are $2.5 million in 2006, $2.5 million in 2007, $2.5 million in 2008, $2.5 million in 2009, $2.5 million in 2010 and a total of $12.5 million from 2011 through 2015.

The Company expects to make cash contributions to its pension plans of approximately $1.7 million in 2006.

The percentage of each asset category of the total assets held by the plans follows:

                                      Allocation Parameters      2005     2004
                                      ---------------------      ----     ----
   Equity securities                       30 - 70%               58%      63%
   Fixed income                            30 - 60%               31       31
   Cash and cash equivalents                0 - 10%               11        6
                                                                 ----     ----
   Total                                                         100%     100%
                                                                 ====     ====

The Eastern Company

9. RETIREMENT BENEFIT PLANS (continued)

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

The plans' assets include 329,874 shares and 410,974 shares of the common stock of the Company having a market value of $6,439,140 and $8,219,480 at December 31, 2005 and January 1, 2005, respectively. The plans sold 81,100 and 19,900 shares of common stock of the Company during 2005 and 2004, respectively. Dividends received during 2005 and 2004 on the common stock of the Company were $153,065 and $189,585 respectively.

For measurement purposes relating to the postretirement benefit plan, the life insurance cost trend rate is 1%. The health care cost trend rate for participants retiring after January 1, 1991 is nil; no increase in that rate is expected because of caps placed on benefits. The health care cost trend rate is expected to remain at 4.5% for participants after the year 2000.

A one-percentage-point change in assumed health care cost trend rates would have the following effects on the postretirement benefit plan:

                                                                         1-Percentage Point
                                                                    Increase         Decrease
                                                                    --------         --------
Effect on total of service and interest cost components            $  30,667         $  (13,644)

Effect on postretirement benefit obligation                        $ 280,861         $ (119,967)

On December 8, 2003, the "Medicare Prescription Drug Improvement and Modernization Act of 2003" (the "Act") was signed into law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least "actuarially equivalent" to Medicare Part D.

In the second quarter of 2004, a FASB Staff Position (FSP FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003) was issued providing guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits. This FSP superseded FSP FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003. The FSP is effective for the first interim or annual period beginning after June 15, 2004. The guidance in this FSP applies only to the sponsor of a single-employer defined benefit postretirement health plan for which the employer has concluded that prescription drug benefits available under the plan are actuarially equivalent and, thus, qualify for the subsidy under the Act and the expected subsidy will offset or reduce the employer's share of the costs of postretirement prescription drug coverage by the plan.

The Eastern Company

The Company's actuary has estimated the impact of the Medicare Prescription Drug Improvement and Modernization Act of 2003, which resulted in a reduction in the December 31, 2004 accumulated postretirement benefit obligation ("APBO") by $52,668. This reduction has been reflected as an actuarial experience gain as of December 31, 2004, and the December 31, 2004 APBO has been reduced accordingly.

Effective January 1, 2006, the retirement health benefit plan was amended to exclude prescription drug coverage. This amendment resulted in a decrease in the benefit obligation as of December 31, 2005 of $296,068

U.S. salaried employees and most employees of the Company's Canadian subsidiary are covered by defined contribution plans.

The Company has a contributory savings plan under Section 401(k) of the Internal Revenue Code covering substantially all U.S. non-union employees. The plan allows participants to make voluntary contributions of up to 100% of their annual compensation on a pretax basis, subject to IRS limitations. The plan provides for contributions by the Company at its discretion. The Company made contributions of $162,668 in 2005, $146,002 in 2004 and $141,903 in 2003.

10. FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments (cash and cash equivalents, accounts receivable, accounts payable, the interest rate swap agreement, and debt) as of December 31, 2005 and January 1, 2005, approximate fair value. Fair value was based on expected cash flows and current market conditions.

The Eastern Company

11. REPORTABLE SEGMENTS

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

                                                              2005                2004                2003
                                                              ----                ----                ----
Revenue:
   Sales to unaffiliated customers:
     Industrial Hardware                                 $  53,846,834      $   45,993,489       $  35,422,702
     Security Products                                      44,323,782          42,422,863          39,281,707
     Metal Products                                         10,936,674          11,713,806          13,602,172
                                                         -------------      --------------       -------------
                                                         $ 109,107,290      $  100,130,158       $  88,306,581
                                                         =============      ==============       =============

Intersegment Revenue:
     Industrial Hardware                                 $     403,081      $      210,445       $      60,598
     Security Products                                       2,548,533           2,619,746           1,697,607
     Metal Products                                              5,926                   -                   -
                                                         -------------      --------------       -------------
                                                         $   2,957,540      $    2,830,191       $   1,758,205
                                                         =============      ==============       =============

Income Before Income Taxes:
     Industrial Hardware                                 $   5,230,136      $    4,933,313       $   3,238,931
     Security Products                                       4,582,567           3,465,408           3,614,913
     Metal Products                                         (1,856,167)           (548,030)           (369,528)
                                                         -------------      --------------       -------------
         Operating Profit                                    7,956,536           7,850,691           6,484,316
     Interest expense                                       (1,014,052)         (1,044,490)         (1,302,830)
     Other income                                               77,823              22,838             209,004
                                                         -------------      --------------       -------------
                                                         $   7,020,307      $    6,829,039       $   5,390,490
                                                         =============      ==============       =============

 Geographic Information:
   Net Sales:
     United States                                       $  83,541,509      $   78,119,489       $  71,204,620
     Foreign                                                25,565,781          22,010,669          17,101,961
                                                         -------------      --------------       -------------
                                                         $ 109,107,290      $  100,130,158       $  88,306,581
                                                         =============      ==============       =============

Foreign sales are primarily to customers in North America.

The Eastern Company

11. REPORTABLE SEGMENTS (continued)

                                                              2005                2004                2003
                                                              ----                ----                ----
Identifiable Assets:
     United States                                       $  66,136,432      $   63,248,575       $  61,353,242
     Foreign                                                15,485,403          14,823,190          13,264,174
                                                         -------------      --------------       -------------
                                                         $  81,621,835      $   78,071,765       $  74,617,416
                                                         =============      ==============       =============

     Industrial Hardware                                 $  29,728,833      $   28,573,163       $  24,159,290
     Security Products                                      34,018,271          32,664,197          32,811,830
     Metal Products                                         11,471,545          11,703,155          11,969,126
                                                         -------------      --------------       -------------
                                                            75,218,649          72,940,515          68,940,246
     General corporate                                       6,403,186           5,131,250           5,677,170
                                                         -------------      --------------       -------------
                                                         $  81,621,835      $   78,071,765       $  74,617,416
                                                         =============      ==============       =============

Depreciation and Amortization
     Industrial Hardware                                 $   1,283,491      $    1,311,921       $   1,244,666
     Security Products                                       1,087,645             972,132             890,572
     Metal Products                                          1,088,611           1,177,358           1,484,090
                                                         -------------      --------------       -------------
                                                         $   3,459,747      $    3,461,411       $   3,619,328
                                                         =============      ==============       =============

Capital Expenditures
     Industrial Hardware                                 $   1,015,368      $    1,037,417       $   1,866,426
     Security Products                                         475,206             782,360             627,311
     Metal Products                                            215,962             206,443             267,978
                                                         -------------      --------------       -------------
                                                             1,706,536           2,026,220           2,761,715
     Currency translation adjustment                             2,646             (13,098)            (10,156)
     General corporate                                          41,070              49,191              11,571
                                                         -------------      --------------       -------------
                                                         $   1,750,252      $    2,062,313       $   2,763,130
                                                         =============      ==============       =============


12. RECENT ACCOUNTING PRONOUNCEMENTS

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

In November 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. It is not believed that the adoption of SFAS No. 151 will have a material impact on the consolidated financial position, results of operations or cash flows of the Company. The Eastern Company

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) will require that the compensation cost relating to share-based payment transactions to employees be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123, as originally issued in 1995, established as preferable a fair value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the notes to financial statements disclosed what net income would have been had the preferable fair value-based method been used. Public entities will be required to apply SFAS No. 123(R) as of their next fiscal year that begins after June 15, 2005. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

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

The Company will adopt SFAS No. 123(R) on January 1, 2006 using the modified prospective method. As all stock options outstanding at December 31, 2005 are fully vested, future expense upon the adoption will only relate to new share based payments. The impact of the adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and net income per share in the stock based compensation accounting policy note included in Note 2 to the consolidated financial statements.

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

The Eastern Company

13. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Selected quarterly financial information (unaudited) follows:

                                                                                   2005
                                           --------------------------------------------------------------------------------------
                                             First             Second             Third              Fourth              Year
                                             -----             ------             -----              ------              ----
Net sales                                  $26,267,584       $27,421,294        $27,204,815        $28,213,597       $109,107,290
Gross margin                                 5,469,894         6,452,132          6,106,425          6,704,338         24,732,789
Selling and administrative
     expenses                                4,053,994         4,493,691          3,906,529          4,322,039         16,776,253
Net income                                     730,582         1,083,389          1,256,367          1,296,849          4,367,187

Net income per share:
    Basic                                         $.20              $.30               $.35               $.36              $1.20
    Diluted                                       $.19              $.28               $.32               $.34              $1.12

Weighted average shares
    outstanding:
    Basic                                    3,634,991         3,636,100          3,637,315          3,638,460          3,636,715
    Diluted                                  3,867,413         3,885,059          3,928,207          3,862,891          3,885,891


                                                                                   2004
                                           --------------------------------------------------------------------------------------
                                             First             Second             Third              Fourth              Year
                                             -----             ------             -----              ------              ----

Net sales                                  $24,565,208       $25,297,964        $25,494,490        $24,772,496       $100,130,158
Gross margin                                 6,135,146         6,049,901          7,184,047          5,761,945         25,131,039
Selling and administrative
     expenses                                4,171,486         4,547,870          4,363,285          4,197,707         17,280,348
Net income                                   1,076,373           760,726          1,506,435          1,414,167          4,757,701

Net income per share:
    Basic                                         $.30              $.21               $.41               $.39              $1.31
    Diluted                                       $.29              $.20               $.40               $.37              $1.27

Weighted average shares
    outstanding:
    Basic                                    3,617,034         3,628,818          3,631,028          3,633,316          3,627,541
    Diluted                                  3,713,736         3,738,306          3,732,969          3,797,826          3,745,701


REPORT OF UHY LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors
The Eastern Company


We have audited the accompanying consolidated balance sheet of The Eastern Company (the Company) as of December 31, 2005 and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2005 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in material respects the information set forth therein.


/s/ UHY LLP


Hartford, Connecticut
March 7, 2006

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors
The Eastern Company


We have audited the accompanying consolidated balance sheets of The Eastern Company as of January 1, 2005, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the two years in the period ended January 1, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Eastern Company at January 1, 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended January 1, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                      /s/ Ernst & Young LLP


Hartford, Connecticut
February 8, 2005

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For information regarding the change in the Company's independent registered public accounting firm, see the Form 8-K filed on July 18, 2005.

ITEM 9A        CONTROLS AND PROCEDURES

As of the end of the fiscal year ended December 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 240.13a-15. Based upon that evaluation, the CEO and CFO concluded that the Company's current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and its subsidiaries required to be included in the Company's periodic SEC filings. There were no significant changes in the Company's internal control over financial reporting during the period covered by this report that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 9B        OTHER INFORMATION

None.

                                    PART III
                                    --------

ITEM 10        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There are incorporated herein by reference the portions of the Registrant's definitive proxy statement filed with the Commission pursuant to Regulation 14A since the close of its fiscal year, which involve the election of Directors, the information appearing on pages 3 and 4 of said proxy statement, being the portion captioned "Item No. 1. Election of Directors", the information appearing on page 12 and 13 of said proxy statement, being the portion captioned "Executive Compensation", the information appearing on page 11 of said proxy statement, being the portions captioned "Audit Committee Financial Expert" and "Report of the Audit Committee", and the information appearing on page 9 of said proxy statement, being the portion captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "Committees of the Board of Directors", and the information appearing on page 23 of said proxy statement, being the portion captioned "Exhibit B - The Eastern Company Code of Business Conduct and Ethics." The Registrant's only Executive Officers are Leonard F. Leganza, President and Chief Executive Officer, and John L. Sullivan III, Vice President, Secretary and Treasurer.

ITEM 11        EXECUTIVE COMPENSATION

There are incorporated herein by reference the portions of the Registrant's definitive proxy statement filed with the Commission pursuant to Regulation 14A since the close of its fiscal year, which involve director and executive compensation, the information appearing on page 10 and on pages 12 through 18 of said proxy statement.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) There are incorporated herein by reference the portions of the Registrant's definitive proxy statement filed with the Commission pursuant to Regulation 14A since the close of its fiscal year, which involve the security ownership of certain beneficial shareholders, the information appearing on pages 7 and 8 of said proxy statement.

(b) There are incorporated herein by reference the portions of the Registrant's definitive proxy statement filed with the Commission pursuant to Regulation 14A since the close of its fiscal year, which involve the security ownership of management, the information appearing on pages 3 and 4, 7 and 8, and 12 and 17 of said proxy statement. See also the equity compensation plan information in Item 5 of this Annual Report on Form 10-K.

(c)   Changes in Control

      None.

ITEM 13        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)   None.

(b)   None.

(c)   None.

(d)   None.

ITEM 14        PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by Item 14 is incorporated by reference to the section titled "Appointment of the Independent Registered Public Accounting Firm" located on page 5 of the Proxy Statement.



                                     PART IV
                                     -------

ITEM 15        EXHIBITS, FINANCIAL STATEMENT SCHEDULE

     (a) Documents filed as part of this report:

         (1)     Financial statements                                                                                Page

                     Consolidated Balance Sheets - December 31, 2005 and January 1,2005...............................26.

                     Consolidated Statements of Income -- Fiscal years ended December 31, 2005,
                     January 1, 2005 and January 3, 2004..............................................................28.

                     Consolidated Statements of Comprehensive Income -- Fiscal years ended
                     December 31, 2005, January 1, 2005, and January 3, 2004..........................................28.

                     Consolidated Statements of Shareholders' Equity -- Fiscal years ended
                     December 31, 2005, January 1, 2005 and January 3, 2004...........................................29.

                     Consolidated Statements of Cash Flows--Fiscal years ended December 31, 2005,
                     January 1, 2005, and January 3, 2004.............................................................30.

                     Notes to Consolidated Financial Statements.......................................................31.



                     Report of UHY LLP, Independent Registered Public Accounting Firm.................................50.

                     Report of Ernst & Young LLP, Independent Registered Public Accounting Firm.......................51.

         (2)     Financial Statement Schedule
                     Schedule II -- Valuation and qualifying accounts.................................................55.

               Schedules other than that listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

         (3)     Exhibits
                     Exhibits are as set forth in the "Exhibit Index" which appears on pages 57 through 58.

     (b)  Exhibits Required by Item 601 of Regulation S-K

          Form 8-K filed on April 27, 2005 setting forth the press release reporting the Company's earnings for the quarter ended April 2, 2005.

          From 8-K filed on July 18, 2005 setting forth the change in the Company's Independent Registered Public Accounting Firm.

          Form 8-K filed on July 27, 2005 setting forth the press release reporting the Company's earnings for the quarter ended July 2, 2005.

          Form 8-K filed on October 26, 2005 setting forth the press release reporting the Company's earnings for the quarter ended
          October 1, 2005.

          Form 8-K filed on February 8, 2006 setting forth the press release reporting the Company's earnings for the quarter and fiscal year ended December 31, 2005.

          Form 8-K filed on February 8, 2006 setting forth the 2006 Executive Incentive Program.

     (c)  None.

                      The Eastern Company and Subsidiaries

                 Schedule II - Valuation and Qualifying accounts



COL. A                                 COL. B                 COL. C                                   COL. D         COL. E
                                                              ADDITIONS
                                                              (1)                 (2)
                                       Balance at Beginning   Charged to Costs    Charged to Other     Deductions -   Balance at End
Description                            of  Period             and Expenses        Accounts-Describe    Describe       of Period
-----------------------------------    --------------------   ----------------    -----------------    ------------   --------------
Fiscal year ended December 31, 2005:
 Deducted from asset accounts:
  Allowance for doubtful accounts          $332,000              $  6,433                              $43,433 (a)      $295,000
                                           ========              ========                              =======          ========


Fiscal year ended January 1, 2005:
 Deducted from asset accounts:
  Allowance for doubtful accounts          $302,000              $112,222                              $82,222 (a)      $332,000
                                           ========              ========                              =======          ========



Fiscal year ended January 3, 2004:
 Deducted from asset accounts:
  Allowance for doubtful accounts          $304,000              $220,902                             $222,902 (a)      $302,000
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

 Dated: March 20, 2006                THE EASTERN COMPANY
        --------------

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


 /s/ Leonard F. Leganza                             March 20, 2006
 ----------------------------
 Leonard F. Leganza
 Director, President
 and Chief Executive Officer

 /s/ John W. Everets                                March 20, 2006
 ----------------------------
 John W. Everets
 Director

 /s/ Charles W. Henry                               March 20, 2006
 ----------------------------
 Charles W. Henry
 Director

 /s/ David C. Robinson                              March 20, 2006
 ----------------------------
 David C. Robinson
 Director

 /s/ Donald S. Tuttle III                           March 20, 2006
 ----------------------------
 Donald S. Tuttle III
 Director

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

     (f) The Eastern Company 2000 Executive Stock Incentive Plan effective July 2000 is incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

     (g) Employment Agreement dated February 22, 2005 with Leonard F. Leganza is incorporated by reference to the Registrant's Current Report on Form 8-K dated February 22, 2005.

     (h) The Eastern Company 2006 Executive Incentive Program is incorporated by reference to the Registrant's Current Report on Form 8-K dated February 8, 2006.

     (14) The Eastern Company Code of Business Conduct and Ethics incorporated by reference to Exhibit B of the Registrant's proxy statement filed with the Commission pursuant to Regulation 14A for the annual meeting to be held on April 26, 2006. The Eastern Company Code of Business Conduct and Ethics is also available free of charge on the Company's Internet website at http://www.easterncompany.com under the section labeled "Corporate Governance".

     (16) Letter  from  Ernst  &  Young,  LLP  regarding  Change  in  Certifying
          Accountant  is   incorporated  by  reference  to  Exhibit  16  to  the
          Registrant's Current Report on Form 8-K dated July 18, 2005.

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

     (23) Consents of independent registered public accounting firms attached hereto on page 59 and 60.

     (31) Certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     (32) Certifications pursuant to Rule 13a-14(b) and 18 USC 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (99) Letter to our shareholders from the Annual Report 2005 is attached on page 64.




* Exhibits to the Form 10-K listed but not included herein will be provided upon written request sent to the Company's executive offices.