Form 10-Q
period 2006-04-01
EASTERN CO
filed 2006-05-01
CIK 31107

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 1, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM    to   .

                         Commission File Number: 0-599
                                                 -----

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.              Yes [ X ]     No [ ]

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
                                                Yes  [ ]      No   [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                               Outstanding as of April 1, 2006
          -----                               -------------------------------
 Common Stock, No par value                               3,650,582

                         PART 1 - FINANCIAL INFORMATION

 ITEM 1 - FINANCIAL STATEMENTS

                      THE EASTERN COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


ASSETS                                                                                   April 1, 2006       December 31, 2005
------                                                                                   -------------       -----------------
Current Assets
    Cash and cash equivalents                                                            $    4,874,319       $    6,345,947
    Accounts receivable, less allowances: $297,000 - 2006; $295,000 - 2005                   15,678,435           14,825,014
    Inventories                                                                              22,033,498           20,767,749
    Prepaid expenses and other assets                                                         3,177,742            2,391,125
    Deferred income taxes                                                                       715,321              715,321
                                                                                         --------------       --------------
Total Current Assets                                                                         46,479,315           45,045,156

Property, Plant and Equipment                                                                43,528,049           42,468,773
Accumulated depreciation                                                                    (20,873,514)         (20,072,087)
                                                                                         --------------       --------------
                                                                                             22,654,535           22,396,686

Goodwill                                                                                     10,639,057           10,641,532
Trademarks                                                                                      110,934              103,498
Patents, technology, and licenses, less accumulated amortization                              1,934,232            1,946,502
Interest rate swap asset                                                                        116,421               32,081
Intangible pension asset                                                                        732,554              732,554
Prepaid pension cost                                                                            719,768              723,826
                                                                                         --------------       --------------
                                                                                             14,252,966           14,179,993
                                                                                         --------------       --------------
TOTAL ASSETS                                                                             $   83,386,816       $   81,621,835
                                                                                         ==============       ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities
    Accounts payable                                                                     $    6,698,824       $    5,599,260
    Accrued compensation                                                                        999,756            1,527,640
    Other accrued expenses                                                                    3,761,344            3,275,159
    Current portion of long-term debt                                                         3,446,269            3,420,523
                                                                                         --------------       --------------
Total Current Liabilities                                                                    14,906,193           13,822,582

Deferred income taxes                                                                           926,181              895,019
Long-term debt, less current portion                                                         11,571,520           12,384,338
Accrued post-retirement benefits                                                              2,036,807            2,078,056
Accrued pension cost                                                                          6,677,221            6,270,075

Shareholders' Equity
    Preferred Stock, no par value: Authorized and unissued 2,000,000 shares
    Common Stock, no par value: Authorized: 25,000,000 shares
       Issued: 5,339,308 shares in 2006 and 5,328,417 shares in 2005                         17,916,922           17,694,851
    Treasury Stock: 1,688,726 shares in 2006 and 2005                                       (16,655,041)         (16,655,041)
    Retained earnings                                                                        51,079,057           50,335,658

    Accumulated other comprehensive income (loss):
       Foreign currency translation                                                             897,047              818,566
       Additional minimum pension liability, net of taxes                                    (6,042,553)          (6,042,553)
       Derivative financial instruments, net of taxes                                            73,462               20,284
                                                                                         --------------       --------------
    Accumulated other comprehensive loss                                                     (5,072,044)          (5,203,703)
                                                                                         --------------       --------------
Total Shareholders' Equity                                                                   47,268,894           46,171,765
                                                                                         --------------       --------------
TOTAL LIBILITIES AND SHAREHOLDERS' EQUITY                                                $   83,386,816       $   81,621,835
                                                                                         ==============       ==============

   See accompanying notes.

                      THE EASTERN COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                        Three Months Ended
                                                April 1, 2006       April 2, 2005
                                                -------------       -------------
Net sales                                       $   27,860,183      $   26,267,584
Cost of products sold                              (21,376,439)        (20,797,690)
                                                --------------      --------------
Gross margin                                         6,483,744           5,469,894

Selling and administrative expenses                 (4,461,468)         (4,053,994)
                                                --------------      --------------
Operating profit                                     2,022,276           1,415,900

Interest expense                                      (239,576)           (246,942)
Other income                                            29,923               7,502
                                                --------------      --------------
Income before income taxes                           1,812,623           1,176,460

Income taxes                                           668,858             445,878
                                                --------------      --------------
Net income                                      $    1,143,765      $      730,582
                                                ==============      ==============

Earnings per Share:
    Basic                                              $   .31             $   .20
                                                       =======             =======

    Diluted                                            $   .30             $   .19
                                                       =======             =======


Cash dividends per share:                              $   .11             $   .11


 See accompanying notes.


                      THE EASTERN COMPANY AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                                     Three Months Ended
                                                             April 1, 2006       April 2, 2005
                                                             -------------       -------------
Net income                                                    $  1,143,765       $    730,582
Other comprehensive income/(loss) -
    Change in foreign currency translation                          78,481            (42,080)
    Change in fair value of derivative financial
       instruments, net of income taxes of $42,959
       and $41,000 in 2006 and 2005, respectively                   53,178             60,948
                                                              ------------       ------------
                                                                   131,659             18,868
                                                              ------------       ------------
Comprehensive income                                          $  1,275,424       $    749,450
                                                              ============       ============

See accompanying notes.

                      THE EASTERN COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             Three Months Ended
                                                                     April 1, 2006        April 2, 2005
                                                                     -------------        -------------
Operating Activities
Net income                                                           $   1,143,765        $     730,582
Adjustments to reconcile net income to net cash
    provided(used) by operating activities:
       Depreciation and amortization                                       855,454              971,229
       Provision for doubtful accounts                                       8,244                1,017
       Deferred income taxes                                                     -              192,439
       Issuance of Common Stock for directors' fees                         18,371               24,487
       Changes in operating assets and liabilities:
          Accounts receivable                                             (911,132)          (1,458,138)
          Inventories                                                   (1,304,646)             (28,776)
          Prepaid expenses and other                                      (781,380)             476,689
          Prepaid pension cost                                             411,204           (1,028,709)
          Other assets                                                     (46,540)             (48,254)
          Accounts payable                                               1,102,226              801,161
          Accrued compensation                                            (481,636)          (1,085,011)
          Other accrued expenses                                           522,833              (54,085)
                                                                     -------------        -------------
Net cash provided (used) by operating activities                           536,763             (505,369)

Investing Activities
Purchases of property, plant and equipment                                (983,846)            (618,978)
                                                                     -------------        -------------
Net cash used in investing activities                                     (983,846)            (618,978)

Financing Activities
Principal payments on long-term debt                                      (856,021)          (1,451,478)
Proceeds from issuance of long-term debt                                         -            3,000,000
Proceeds from sales of Common Stock                                        203,700                    -
Dividends paid                                                            (400,366)            (399,835)
                                                                     -------------        -------------
Net cash (used in) provided by financing activities                     (1,052,687)           1,148,687

Effect of exchange rate changes on cash                                     28,142               (1,601)
                                                                     -------------        -------------
Net change in cash and cash equivalents                                 (1,471,628)              22,739

Cash and cash equivalents at beginning of period                         6,345,947            4,420,506
                                                                     -------------        -------------
Cash and cash equivalents at end of period                           $   4,874,319        $   4,443,245
                                                                     =============        =============

 See accompanying notes.

THE EASTERN COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 1, 2006


Note A - Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. Refer to the Company's consolidated financial statements and notes thereto included in its Form 10-K for the year ended December 31, 2005 for additional information.

The accompanying condensed consolidated financial statements are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for interim periods have been reflected therein. All intercompany accounts and transactions are eliminated. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income.

The condensed consolidated balance sheet as of December 31, 2005 has been derived from the audited consolidated balance sheet at that date.


Note B - Earnings Per Share
---------------------------

The denominators used in the earnings per share computations follow:


                                                                   THREE MONTHS ENDED
                                                            April 1, 2006         April 2, 2005
                                                            -------------         -------------
  Basic:
     Denominator for basic earnings per share                 3,643,127             3,634,991
                                                              =========             =========

  Diluted:
     Weighted average shares outstanding                      3,643,127             3,634,991
     Dilutive stock options                                     216,249               232,422
                                                              ---------             ---------
     Denominator for diluted earnings per share               3,859,376             3,867,413
                                                              =========             =========



Note C - Inventories
--------------------

The components of inventories follow:


                                         April 1, 2006         December 31, 2005
                                         -------------         -----------------
Raw materials and component parts         $10,532,012             $ 9,917,792
Work in process                             4,957,537               4,681,623
Finished goods                              6,543,949               6,168,334
                                          -----------             -----------
                                          $22,033,498             $20,767,749
                                          ===========             ===========


Note D - Segment Information
----------------------------

Segment financial information follows:
                                                     THREE MONTHS ENDED
                                             April 1, 2006        April 2, 2005
                                             -------------        -------------
Revenues:
   Sales to unaffiliated customers:
      Industrial Hardware                     $12,879,439           $13,020,270
      Security Products                        11,609,349            10,021,576
      Metal Products                            3,371,395             3,225,738
                                              -----------           -----------
                                              $27,860,183           $26,267,584
                                              ===========           ===========

Income Before Income Taxes:
   Industrial Hardware                        $ 1,010,911           $ 1,305,660
   Security Products                            1,151,667               880,404
   Metal Products                                (140,302)             (770,164)
                                              -----------           -----------
      Operating Profit                          2,022,276             1,415,900
   Interest expense                              (239,576)             (246,942)
   Other income                                    29,923                 7,502
                                              -----------           -----------
                                              $ 1,812,623           $ 1,176,460
                                              ===========           ===========


Note E - Recent Accounting Pronouncements
-----------------------------------------

The Company adopted FASB Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment, using the modified prospective method effective January 1, 2006. No stock options were granted in the first quarter of 2006 and, as all stock options outstanding at December 31, 2005 were fully vested, the adoption of SFAS No. 123(R) had no impact on the Company's consolidated financial statements.

 The following table approximates the effect on net income and earnings per share if the Company had applied SFAS No. 123(R) for the period ended April 2, 2005 and had adopted this statement on January 2, 2005:

                                                   THREE MONTHS ENDED
                                                      April 2, 2005
                                                      -------------

  Net income, as reported                               $730,582

  Deduct: Total stock-based employee
  -------
  compensation expense determined
  under fair value based method for all
  awards granted, net of related tax
  effects                                                   (438)
                                                        --------
  Pro forma net income                                  $730,144
                                                        ========

  Earnings per share:
  -------------------
  Basic-as reported                                        $0.20
  Basic-pro forma                                          $0.20

  Diluted-as reported                                      $0.19
  Diluted-pro forma                                        $0.19

For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the stock options' vesting period ranging from 1 to 5 years. The pro forma effect on net income and related earnings per share may not be representative of future years' impact since the terms and conditions of new grants may vary from the current terms.

The Company adopted SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, effective January 1, 2006. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The adoption of SFAS No. 151 did not have a material impact on the consolidated financial statements of the Company.

The Company adopted SFAS No. 154, Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 (Accounting Changes) and FASB Statement No. 3 (Reporting Accounting Changes in Interim Financial Statements), effective January 1, 2006. SFAS No. 154 provides guidance on accounting for and reporting of accounting changes and error corrections. It requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the specific period effects or the cumulative effect of the change. The adoption of SFAS No. 154 did not have a material impact on the Company's consolidated financial statements.


Note F - Debt
-------------

On March 8, 2006, the Company signed a capital lease in the amount of $68,948 with Citicorp Vendor Finance for the purchase of new lighting equipment at its Greenwald facility in Chester, Connecticut. The lease has a three year term at 0% interest rate. Payments under the lease are $1,915 per month.


Note G - Goodwill
-----------------

The following is a roll-forward of goodwill from year-end 2005 to the end of the first quarter 2006:

                       Beginning balance            $ 10,641,532
                       Foreign exchange                   (2,475)
                                                    ------------
                       Ending balance               $ 10,639,057
                                                    ============


Note H - Retirement Benefit Plans
---------------------------------

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

Significant disclosures relating to these benefit plans for the first quarter of 2006 and 2005 follows:

                                                            Pension Benefits                  Postretirement Benefits
                                                       ---------------------------          ---------------------------
                                                          2006              2005               2006             2005
                                                          ----              ----               ----             ----
   Service cost                                        $ 401,457         $ 336,840          $ 21,641           $ 21,679
   Interest cost                                         620,574           556,605            26,056             29,484
   Expected return on plan assets                       (756,049)         (679,006)          (21,626)           (20,073)
   Net amortization and deferral                         149,645            96,843           (20,879)           (19,737)
                                                       ---------         ---------          --------           --------
  Net periodic benefit cost                            $ 415,627         $ 311,282          $  5,192           $ 11,353
                                                       =========         =========          ========           ========

The Company's funding policy with respect to its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations. In 2006, the Company is required to contribute $1,403,000 into its salaried plan and $266,000 into one of its hourly plans. The Company will make the contributions prior to filing its federal income tax return on September 15, 2006.

The Company has a contributory savings plan under Section 401(k) of the Internal Revenue Code covering substantially all U.S. non-union employees. The plan allows participants to make voluntary contributions of up to 100% of their annual compensation on a pretax basis, subject to IRS limitations. The plan provides for contributions by the Company at its discretion. The Company made contributions of $42,243 in the first quarter of 2006, and $40,400 in the first quarter of 2005.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in the Company's financial position and results of operations for the thirteen weeks ended April 1, 2006. The interim financial statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2005 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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


Overview

During the first quarter of 2006, the Company experienced a 6.1% increase in sales as compared to the first quarter of 2005. The Security Products and the Metal Products segments experienced a 15.8% and 4.5% increase in sales, respectively, during the period while the sales of the Industrial Hardware segment declined 1.1% from the comparable quarter of 2005.

Gross margin as a percentage of sales for the three months ended April 1, 2006 was 23.3% compared to 20.8% in the comparable period a year ago. The increase in gross margin in the first quarter of 2006 is the result of the introduction of new products with higher margins, favorable product mix at most of our operations compared to the prior year and production changes and cost savings in the Metal Products segment.

Raw material prices have increased sharply during the first quarter of 2006, mainly in zinc, brass and stainless steel. The Company is recovering these increases from our customers, wherever possible. Currently, there is no indication that the Company will not be able to obtain supplies of all the materials that it requires.

Cash flow from operations in the first quarter of 2006 has improved compared to the same period in 2005. The Company's line of credit, along with controlling discretionary expenditures, should provide sufficient cash flow to enable the company to meet all its existing obligations.


A more detailed analysis of the Company's results of operations and financial condition follows:

Results of Operations

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of income as a percentage of net sales, by segment:


                                                                    Three Months Ended April 1, 2006
                                                                    --------------------------------
                                                         Industrial       Security        Metal
                                                          Hardware        Products       Products         Total
                                                          --------        --------       --------         -----

         Net sales                                          100.0%        100.0%          100.0%          100.0%
         Cost of products sold                               75.9%         72.5%           94.4%           76.7%
         Gross margin                                        24.1%         27.5%            5.6%           23.3%


         Selling and administrative expense                  16.3%         17.6%            9.7%           16.0%

         Operating profit                                     7.8%          9.9%           -4.1%            7.3%




                                                                     Three Months Ended April 2, 2005
                                                                     --------------------------------
                                                         Industrial       Security        Metal
                                                          Hardware        Products       Products         Total
                                                          --------        --------       --------         -----

         Net sales                                          100.0%        100.0%          100.0%          100.0%
         Cost of products sold                               74.9%         73.0%          115.5%           79.2%
         Gross margin                                        25.1%         27.0%          -15.5%           20.8%

         Selling and administrative expense                  15.1%         18.2%            8.4%           15.4%
         Operating profit                                    10.0%          8.8%          -23.9%            5.4%


The following table shows the amount of change from the first quarter of 2006 compared to the first quarter of 2005 in sales, cost of products sold, gross margin, selling and administrative expenses and operating profit, by segment (dollars in thousands):

                                           Industrial          Security            Metal
                                            Hardware           Products          Products            Total
                                            --------           --------          --------            -----

          Net sales                         $   (141)         $  1,588           $    146         $  1,593

                  Volume                        -7.3%             14.5%               1.1%             2.1%
                  Prices                         0.0%              0.2%               1.1%             0.2%
                  New Products                   6.2%              1.1%               2.3%             3.8%
                                                ----              ----               ----             ----
                                                -1.1%             15.8%               4.5%             6.1%

         Cost of products sold              $     19          $  1,100           $   (540)        $    579
                                                 0.2%             15.0%             -14.5%             2.8%

          Gross margin                      $   (160)         $    488           $    686         $  1,014
                                                -4.9%             18.1%             137.6%            18.5%


         Selling and
         administrative expenses            $    134          $    217           $     56         $    407
                                                 6.9%             11.9%              20.7%            10.1%

          Operating profit                  $   (295)         $    271           $    630         $    606
                                               -22.6%             30.8%              81.8%            30.9%


Industrial Hardware Segment

Net sales in the Industrial Hardware segment were down 1.1% in the first quarter of 2006 compared to the prior year quarter. The sales decrease was mainly the result of a reduction in sales of both truck accessories and "sleeper boxes" for the Class 8 trailer truck market compared to the same period in 2005. The Company expects the sales volume of "sleeper boxes" to improve as the year progresses. Most of the decrease in sales volume of existing products was offset by new product sales. All of the new products were developed internally for the variety of markets we serve. New products included a retro-fit kit for the military Humvee, a 3 point t-handle assembly and a star wheel rotary assembly for the truck accessory market, a hidden hinge and a remote magnet alarm for the service body market and an assortment of handles and latches used in many of the markets we sell to.

Our Eastern Industrial (Shanghai) Ltd., manufacturing facility located in Shanghai, China continues to produce products for our U.S. affiliates and in the first quarter of 2006 also made several shipments of products to non-associated customers. This subsidiary will be instrumental in helping us to remain price competitive in North America and will open up the possibility to effectively pursue global markets.

Cost of products sold for the Industrial Hardware segment increased 0.2% from the first quarter of 2005 to the first quarter of 2006. Although sales decreased, there was no corresponding decrease in the cost of products sold because of increases in costs of raw materials and utility expenses that were experienced during the quarter.

Gross margin as a percent of net sales decreased from 25.1% to 24.1% due to the higher manufacturing costs and changes in the mix of products sold.

Selling and administrative expenses increased 6.9% for the first quarter of 2006 compared to the prior year period due to increases in payroll related charges and travel expenses.

Security Products Segment

Net sales in the Security Products segment increased 15.8% in the 2006 period compared to the first quarter of 2005. Sales volume increases were experienced at all of the segments' operating units and in many of the markets we service including: automotive accessories, coin operated machines, gaming, electronics, enclosures and commercial laundry. Sales of new products focused on lock products such as the Super SesameeTM padlock and an electric car lock set as well as various other items for the many markets we service.

Cost of products sold for the Security Products segment was up 15% in 2006 compared to the first quarter of 2005. Most of the increase in cost of products sold was directly proportionate to the increase in sales. Additional factors affecting this segment were increases in raw material costs and utilities.

Gross margin as a percentage of sales increased from 27.0% to 27.5% due to an improved mix of products sold during 2006 compared to the same period in 2005.

Selling and administrative expenses increased 11.9% from 2005 levels due to increased payroll and payroll related charges.


Metal Products Segment

Net sales in the Metal Products segment were up 4.5% in the first quarter of 2006 as compared to the prior year period. Sales of mining products were up 1% in 2006 compared to the first quarter of 2005 and sales of contract castings increased 15.7% from the prior year levels. New product sales included a new mine roof anchor for the Canadian mining market and a large flange nut. The Company will be installing a new automatic pouring system for ductile iron during the second quarter to increase efficiency in producing ductile iron castings and is continuing its marketing efforts for mine roof anchors in the China mining industry.

Cost of products sold decreased 14.5% in the first quarter of 2006 compared to the same period in 2005. The decrease is mainly attributable to the mix of products produced, lower workers compensation costs and lower utility costs associated with the production of ductile castings which do not require annealing.

Gross margin as a percentage of net sales improved from -15.5% in the first quarter of 2005 to 5.6% for the 2006 quarter. The improvement is primarily due to the mix of products produced and cost savings.

Selling and administrative expenses were up 20.7% in 2006 compared to the same period in 2005. The increase was related to increases in payroll and payroll related charges, advertising costs and travel expenses.


Other Items

Interest expense decreased 3.0% in the first quarter of 2006 compared to the prior year period mainly due to the new swap contract associated with the loan agreement which was amended in August 2005.

Other income increased from the first quarter of 2005 to the 2006 first quarter due to higher cash balances in the Company's cash management program, which resulted in higher interest income.

Income taxes increased in line with the higher earnings level. The effective tax rate in the first quarter of 2006 was 37% compared to 38% in the first quarter of 2005. The decrease in the effective tax rate is the result of the Company deriving a higher percentage of its earnings from countries with lower effective tax rates.

Liquidity and Sources of Capital

The Company generated $536,800 from operations for the first three months of 2006 compared to $505,400 used by operations for the same period in 2005. The change in cash flows was the result of changes in the level of sales and the associated timing differences for collections of accounts receivable and payments of liabilities and changes in inventories. Cash flow from operations coupled with cash on hand at the beginning of the year were sufficient to fund capital expenditures, debt service, incentive payments, contributions to the Company's pension plans, and dividend payments.

Additions to property, plant and equipment were $984,000 during the first three months of 2006 versus $619,000 for the comparable period in the prior year. Total capital expenditures for 2006 are expected to be in the range of $2.5 million to $3.5 million.

Total inventories as of April 1, 2006 were $22.0 million, compared to $20.8 million at year-end 2005. The inventory turnover ratio of 3.9 turns at the end of the first quarter was slightly lower than both the prior year first quarter and year-end 2005 ratio of 4.1 turns. Accounts receivable increased by $911,000 from year end 2005, primarily due to increased sales volume. The average days sales in accounts receivable for the first quarter of 2006 was 51 days compared to 48 days in both the first quarter of 2005 and at year end 2005.

Cash flow from operating activities and funds available under the revolving credit portion of the Company's loan agreement are expected to be sufficient to cover future foreseeable working capital requirements.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from what was reported in the 2005 Annual Report on Form 10-K.

ITEM 4 - CONTROLS AND PROCEDURES

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

                           PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

There are no legal proceedings, other than ordinary routine litigation incidental to the Company's business, to which either the Company or any of its subsidiaries is a party or to which any of their property is the subject.


ITEM 1A - RISK FACTORS

There have been no material changes in risk factors from what was reported in the 2005 Annual Report on Form 10-K.


ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered securities by the Company or purchases of registered equity securities by the Company during the period covered by this report.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Registrant held its Annual Meeting of the Stockholders at The Eastern Company, Naugatuck, Connecticut on Wednesday, the twenty-sixth day of April, 2006. The matters voted on and the voting results were:


                                                            FOR               AGAINST
          1)   Election of David C. Robinson as
               a director for a three-year term
               expiring in the year 2009:                3,211,437             9,558

               Election of Donald S. Tuttle III as
               a director  for a three-year term
               expiring in the year 2009:                3,211,447             9,548

               Continuing Directors:
                 Leonard F. Leganza
                 John W. Everets
                 Charles W. Henry
                                                            FOR               AGAINST            ABSTENTION
          2)   Appointment of UHY LLP as
               independent registered
               public accounting firm:                   3,217,992             1,086                1,917


Under Connecticut law, an abstention or broker non-vote is considered to be present for purposes of determining a quorum, but is not deemed to be a vote cast. As a result, abstentions and broker non-votes are not included in the tabulation of the voting results on the election of directors or the other matters acted upon at the Annual Meeting. There were no broker non-votes in the current year voting.

ITEM 5 - OTHER INFORMATION

None


ITEM 6 - EXHIBITS

                       31) Certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                       32) Certifications pursuant to Rule 13a-14(b) and 18 USC 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                       99(1)) The Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 is incorporated herein by reference.

                       99(2)) Form 8-K filed on April 26, 2006 setting forth the press release reporting the Company's earnings for the quarter ended April 1, 2006 is incorporated herein by reference.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  THE EASTERN COMPANY
                                  (Registrant)

DATE:  May 1, 2006                /s/Leonard F. Leganza
       -----------                ---------------------
                                  Leonard F. Leganza
                                  President and Chief Executive Officer

DATE:  May 1, 2006                /s/John L. Sullivan III
       -----------                ------------------------
                                  John L. Sullivan III
                                  Vice President, Secretary and Treasurer