Form 10-Q
period 2006-07-01
EASTERN CO
filed 2006-07-28
CIK 31107

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 1, 2006

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
                                                Yes  [ ]      No   [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                               Outstanding as of July 1, 2006
          -----                               -------------------------------
 Common Stock, No par value                               3,651,499

                         PART 1 - FINANCIAL INFORMATION

 ITEM 1 - FINANCIAL STATEMENTS

                      THE EASTERN COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS                                                                                    July 1, 2006        December 31, 2005
------                                                                                    ------------        -----------------
Current Assets
    Cash and cash equivalents                                                             $   2,739,441        $   6,345,947
    Accounts receivable, less allowances: $294,000 - 2006; $295,000 - 2005                   16,111,181           14,825,014
    Inventories                                                                              23,613,634           20,767,749
    Prepaid expenses and other assets                                                         2,171,782            2,391,125
    Deferred income taxes                                                                       715,321              715,321
                                                                                          -------------        -------------
Total Current Assets                                                                         45,351,359           45,045,156

Property, Plant and Equipment                                                                45,024,413           42,468,773
Accumulated depreciation                                                                    (21,765,757)         (20,072,087)
                                                                                          -------------        -------------
                                                                                             23,258,656           22,396,686

Goodwill                                                                                     10,691,280           10,641,532
Trademarks                                                                                      126,392              103,498
Patents, technology, and licenses, less accumulated amortization                              1,952,362            1,946,502
Interest rate swap asset                                                                        167,725               32,081
Intangible pension asset                                                                        732,554              732,554
Prepaid pension cost                                                                            744,928              723,826
                                                                                          -------------        -------------
                                                                                             14,415,241           14,179,993
                                                                                          -------------        -------------
TOTAL ASSETS                                                                              $  83,025,256        $  81,621,835
                                                                                          =============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable                                                                      $   6,744,299        $   5,599,260
    Accrued compensation                                                                      1,293,321            1,527,640
    Other accrued expenses                                                                    3,310,520            3,275,159
    Current portion of long-term debt                                                         3,449,066            3,420,523
                                                                                          -------------        -------------
Total Current Liabilities                                                                    14,797,206           13,822,582

Deferred income taxes                                                                           944,106              895,019
Long-term debt, less current portion                                                         10,713,824           12,384,338
Accrued post-retirement benefits                                                              1,980,971            2,078,056
Accrued pension cost                                                                          6,369,834            6,270,075

Shareholders' Equity
    Preferred Stock, no par value: Authorized and unissued 2,000,000 shares
    Common Stock, no par value: Authorized: 25,000,000 shares
       Issued: 5,340,225 shares in 2006 and 5,328,417 shares in 2005                         17,937,001           17,694,851
    Treasury Stock: 1,688,726 shares                                                        (16,655,041)         (16,655,041)
    Retained earnings                                                                        51,853,544           50,335,658

    Accumulated other comprehensive income (loss):
       Foreign currency translation                                                           1,019,523              818,566
       Additional minimum pension liability, net of taxes                                    (6,042,553)          (6,042,553)
       Derivative financial instruments, net of taxes                                           106,841               20,284
                                                                                          -------------        -------------
    Accumulated other comprehensive loss                                                     (4,916,189)          (5,203,703)
                                                                                          -------------        -------------
Total Shareholders' Equity                                                                   48,219,315           46,171,765
                                                                                          -------------        -------------
TOTAL LIBILITIES AND SHAREHOLDERS' EQUITY                                                 $  83,025,256        $  81,621,835
                                                                                          =============        =============

   See accompanying notes.

                      THE EASTERN COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                            Six Months Ended                         Three Months Ended
                                                    July 1, 2006         July 2, 2005         July 1, 2006         July 2, 2005
                                                    ------------         ------------         ------------         ------------
Net sales                                          $   57,529,342       $   53,688,878       $   29,669,159       $   27,421,294
Cost of products sold                                 (44,570,597)         (41,766,852)         (23,194,158)         (20,969,162)
                                                   --------------       --------------       --------------       --------------
Gross margin                                           12,958,745           11,922,026            6,475,001            6,452,132

Selling and administrative expenses                    (8,722,668)          (8,547,685)          (4,261,200)          (4,493,691)
                                                   --------------       --------------       --------------       --------------
Operating profit                                        4,236,077            3,374,341            2,213,801            1,958,441

Interest expense                                         (471,101)            (523,257)            (231,525)            (276,315)
Other income                                               47,630               23,672               17,707               16,170
                                                   --------------       --------------       --------------       --------------
Income before income taxes                              3,812,606            2,874,756            1,999,983            1,698,296

Income taxes                                            1,456,284            1,060,785              787,426              614,907
                                                   --------------       --------------       --------------       --------------
Net income                                         $    2,356,322       $    1,813,971       $    1,212,557       $    1,083,389
                                                   ==============       ==============       ==============       ==============

Earnings per Share:
    Basic                                                 $   .65              $   .50              $   .33              $   .30
                                                          =======              =======              =======              =======

    Diluted                                               $   .61              $   .47              $   .31              $   .28
                                                          =======              =======              =======              =======


Cash dividends per share:                                 $   .23              $   .22              $   .12              $   .11




 See accompanying notes.



                      THE EASTERN COMPANY AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                            Six Months Ended                         Three Months Ended
                                                    July 1, 2006         July 2, 2005         July 1, 2006         July 2, 2005
                                                    ------------         ------------         ------------         ------------
Net income                                         $   2,356,322        $   1,813,971        $   1,212,557        $   1,083,389
Other comprehensive income/(loss) -
    Change in foreign currency translation               200,957              (34,320)             122,476                7,760
    Change in fair value of derivative
       financial instruments, net of
       income taxes of:
         2006 - ($49,087) and ($17,925)
                respectively                              86,557                   -                33,379                   -
         2005 - ($64,000) and ($23,000)
                respectively                                  -                96,417                   -                60,948
                                                   -------------        -------------        -------------        -------------
                                                         287,514               62,097              155,855               68,708
                                                   -------------        -------------        -------------        -------------
Comprehensive income                               $   2,643,836        $   1,876,068        $   1,368,412        $   1,152,097
                                                   =============        =============        =============        =============

See accompanying notes.

                      THE EASTERN COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              Six Months Ended
                                                                     July 1, 2006         July 2, 2005
                                                                     ------------         -------------
Operating Activities
Net income                                                          $  2,356,322         $  1,813,971
Adjustments to reconcile net income to net cash provided by
    operating activities:
       Depreciation and amortization                                   1,736,285            1,782,112
       Provision for doubtful accounts                                     3,464                5,022
       Deferred income taxes                                                   -              192,439
       Issuance of Common Stock for directors' fees                       38,451               51,417
       Changes in operating assets and liabilities:
          Accounts receivable                                         (1,289,683)          (1,815,594)
          Inventories                                                 (2,870,071)              92,969
          Prepaid expenses and other                                     213,018              208,669
          Prepaid pension cost                                            78,656             (698,422)
          Other assets                                                   (84,492)            (111,545)
          Accounts payable                                             1,434,903              752,789
          Accrued compensation                                          (161,194)          (1,198,515)
          Other accrued expenses                                        (347,850)            (440,349)
                                                                    ------------         ------------
Net cash provided by operating activities                              1,107,809              634,963

Investing Activities
Purchases of property, plant and equipment                            (2,364,583)            (920,031)
Proceeds from sale of equipment                                           15,035                    -
                                                                    ------------         ------------
Net cash used in investing activities                                 (2,349,548)            (920,031)

Financing Activities
Principal payments on long-term debt                                  (1,710,919)          (2,203,599)
Proceeds from revolving credit loan                                            -            3,000,000
Proceeds from sales of Common Stock                                      203,700                    -
Dividends paid                                                          (838,436)            (799,795)
                                                                    ------------         ------------
Net cash used in financing activities                                 (2,345,655)              (3,394)

Effect of exchange rate changes on cash                                  (19,112)               6,298
                                                                    ------------         ------------
Net change in cash and cash equivalents                               (3,606,506)            (282,164)

Cash and cash equivalents at beginning of period                       6,345,947            4,420,506
                                                                    ------------         ------------
Cash and cash equivalents at end of period                          $  2,739,441         $  4,138,342
                                                                    ============         ============

 See accompanying notes.

THE EASTERN COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 1, 2006


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


Note B - Earnings Per Share
---------------------------

The denominators used in the earnings per share computations follow:

                                                                   Six Months Ended                    Three Months Ended
                                                           July 1, 2006       July 2, 2005      July 1, 2006        July 2, 2005
                                                           ------------       ------------      ------------        ------------
       Basic:
          Denominator for basic earnings per share           3,646,915         3,635,546         3,650,703           3,636,100

       Diluted:
          Weighted average shares outstanding                3,646,915         3,635,546         3,650,703           3,636,100
          Dilutive stock options                               223,587           240,690           230,925             248,959
                                                             ---------         ---------         ---------           ---------
       Denominator for diluted earnings per share            3,870,502         3,876,236         3,881,628           3,885,059
                                                             =========         =========         =========           =========



Note C - Inventories
--------------------

The components of inventories follow:

                                          July 1, 2006      December 31, 2005
                                          ------------      -----------------
Raw materials and component parts         $11,287,317         $ 9,917,792
Work in process                             5,313,068           4,681,623
Finished Goods                              7,013,249           6,168,334
                                          -----------         -----------
                                          $23,613,634         $20,767,749
                                          ===========         ===========

Note D - Segment Information
----------------------------

Segment financial information follows:

                                                     SIX MONTHS ENDED                              THREE MONTHS ENDED
                                             July 1, 2006        July 2, 2005              July 1, 2006           July 2, 2005
                                             ------------        ------------              ------------           ------------
Revenues:
  Sales to unaffiliated customers:
    Industrial Hardware                      $ 27,348,308        $ 26,837,746              $ 14,468,868           $ 13,817,476
    Security Products                          23,505,178          21,233,164                11,895,829             11,211,588
    Metal Products                              6,675,856           5,617,968                 3,304,462              2,392,230
                                             ------------        ------------              ------------           ------------
                                             $ 57,529,342        $ 53,688,878              $ 29,669,159           $ 27,421,294
                                             ============        ============              ============           ============

Income Before Income Taxes:
    Industrial Hardware                      $  2,198,731        $  2,646,857              $  1,187,819           $  1,341,197
    Security Products                           2,421,964           1,885,274                 1,270,298              1,004,870
    Metal Products                               (384,618)         (1,157,790)                 (244,316)              (387,626)
                                             ------------        ------------              ------------           ------------
   Operating Profit                             4,236,077           3,374,341                 2,213,801              1,958,441
    Interest expense                             (471,101)           (523,257)                 (231,525)              (276,315)
    Other income                                   47,630              23,672                    17,707                 16,170
                                             ------------        ------------              ------------           ------------
                                             $  3,812,606        $  2,874,756              $  1,999,983           $  1,698,296
                                             ============        ============              ============           ============


Note E - Recent Accounting Pronouncements
-----------------------------------------

The Company adopted FASB Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment, using the modified prospective method effective January 1, 2006. No stock options were granted in the first six months of 2006 and, as all stock options outstanding at December 31, 2005 were fully vested, the adoption of SFAS No. 123(R) had no impact on the Company's consolidated financial statements.

The following table approximates the effect on net income and earnings per share if the Company had applied SFAS No. 123(R) for the periods ended July 2, 2005 and had adopted this statement on January 2, 2005:

                                                  SIX MONTHS       THREE MONTHS
                                                     ENDED             ENDED
                                                 July 2, 2005      July 2, 2005
                                                 ------------      ------------

  Net income, as reported                         $1,813,971        $1,083,389

  Deduct: Total stock-based employee
  -------
  compensation expense determined
  under fair value based method for all
  awards granted, net of related tax
  effects                                               (876)             (438)
                                                  ----------        ----------

  Pro forma net income                            $1,813,095        $1,082,951
                                                  ==========        ==========

  Earnings per share:
  Basic-as reported                                    $0.50             $0.30
  Basic-pro forma                                      $0.50             $0.30

  Diluted-as reported                                  $0.47             $0.28
  Diluted-pro forma                                    $0.47             $0.28


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



Note G - Goodwill
-----------------

The following is a roll-forward of goodwill from year-end 2005 to the end of the second quarter 2006:

       Beginning balance - December 31, 2005              $ 10,641,532
       Foreign exchange                                         49,748
                                                          ------------
       Ending balance - July 1, 2006                      $ 10,691,280
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

Significant disclosures relating to these benefit plans for the second quarter and first six months of Fiscal 2006 and 2005 follow:

                                                                          Pension Benefits
                                                                          ----------------
                                                     Six Months Ended                        Three Months Ended
                                              --------------------------------         --------------------------------
                                              July 1, 2006        July 2, 2005         July 1, 2006        July 2, 2005
                                              ------------        ------------         ------------        ------------
   Service cost                                 $  800,332          $  673,680           $  398,875          $  336,840
   Interest cost                                 1,166,466           1,113,211              545,892             566,606
   Expected return on plan assets               (1,512,097)         (1,358,011)            (756,048)           (679,005)
   Net amortization and deferral                   299,288             193,686              149,643              96,843
                                                ----------          ----------           ----------          ----------
   Net periodic benefit cost                    $  753,989          $  622,566           $  338,362          $  321,284
                                                ==========          ==========           ==========          ==========

                                                                      Post-retirement Benefits
                                                                      ------------------------
                                                      Six Months Ended                        Three Months Ended
                                              --------------------------------         --------------------------------
                                              July 1, 2006        July 2, 2005         July 1, 2006        July 2, 2005
                                              ------------        ------------         ------------        ------------
   Service cost                                 $   43,282          $   43,358           $   21,641          $   21,679
   Interest cost                                    52,112              59,204               26,056              29,720
   Expected return on plan assets                  (43,252)            (39,594)             (21,626)            (19,521)
   Net amortization and deferral                   (41,758)            (38,801)             (20,879)            (19,064)
                                                ----------          ----------           ----------          ----------
   Net periodic benefit cost                    $   10,384          $   24,167           $    5,192          $   12,814
                                                ==========          ==========           ==========          ==========

The Company's funding policy with respect to its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations. For 2005, the Company was required to contribute $1,403,000 into its salaried plan ($600,000 contributed as of July 1, 2006) and $266,000 into one of its hourly plans ($208,000 contributed as of July 1, 2006). The Company will make the remaining contributions prior to filing its federal income tax return on September 15, 2006. The required contributions for 2006 have not yet been determined by the Company's actuaries. Any required contribution will be paid prior to filing its federal tax return on September 15, 2007.

The Company has a contributory savings plan under Section 401(k) of the Internal Revenue Code covering substantially all U.S. non-union employees. The plan allows participants to make voluntary contributions of up to 100% of their annual compensation on a pretax basis, subject to IRS limitations. The plan provides for contributions by the Company at its discretion. The Company made contributions of $43,910 and $86,153 in the second quarter and first six months of 2006, respectively, and $42,313 and $82,713 in the second quarter and first six months of 2005, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in the Company's financial position and results of operations for the twenty-six weeks ended July 1, 2006. The interim financial statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2005 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

OVERVIEW

Net sales for the second quarter of 2006 increased 8% to $29.7 million from $27.4 million in the second quarter of 2005. Second quarter net income increased 12% to $1.2 million, or $0.31 per diluted share, from $1.1 million, or $0.28 per diluted share.

Net sales for the first six months of 2006 increased 7% to $57.5 million from $53.7 million in the first six months of 2005. Net income increased 30% to $2.4 million, or $0.61 per diluted share, from $1.8 million, or $0.47 per diluted share.

Raw material prices have increased sharply during the first half of 2006, mainly in zinc, brass and stainless steel. The Company is recovering these increases from our customers, wherever possible. Currently, there is no indication that the Company will not be able to obtain supplies of all the materials that it requires.

Cash flow from operations in the first six months of 2006 has improved compared to the same period in 2005. The Company's line of credit, along with controlling discretionary expenditures, should provide sufficient cash flow to enable the Company to meet all its existing obligations.

A more detailed analysis of the Company's results of operations and financial condition follows:

RESULTS OF OPERATIONS
The following table shows, for the second quarter of 2006 and 2005, selected line items from the condensed consolidated statements of income as a percentage of net sales, by segment:

                                                                    Three Months Ended July 1, 2006
                                                                    -------------------------------
                                                         Industrial      Security         Metal
                                                          Hardware       Products        Products         Total
                                                         ----------      --------        --------         -----
         Net sales                                          100.0%        100.0%          100.0%          100.0%
         Cost of products sold                               78.3%         72.6%           97.6%           78.2%
         Gross margin                                        21.7%         27.4%            2.4%           21.8%


         Selling and administrative expense                  13.4%         16.8%            9.8%           14.3%
         Operating profit                                     8.3%         10.6%           -7.4%            7.5%


                                                                    Three Months Ended July 2, 2005
                                                                    -------------------------------
                                                         Industrial      Security         Metal
                                                          Hardware       Products        Products         Total
                                                         ----------      --------        --------         -----
         Net sales                                          100.0%        100.0%          100.0%          100.0%
         Cost of products sold                               75.2%         72.1%          104.1%           76.5%
         Gross margin                                        24.8%         27.9%           -4.1%           23.5%

         Selling and administrative expense                  15.0%         19.0%           12.1%           16.4%
         Operating profit                                     9.8%          8.9%          -16.2%            7.1%

The following table shows the amount of change from the second quarter of 2005 to the second quarter of 2006 in sales, cost of products sold, gross margin, selling and administrative expenses and operating profit, by segment (dollars in thousands):

                                           Industrial        Security        Metal
                                            Hardware         Products       Products         Total
                                           ----------        --------       --------         -----
          Net sales                         $    651         $    685       $   912        $  2,248

                  Volume                         2.9%             5.4%         28.1%            6.1%
                  Prices                         0.0%             0.3%          0.0%            0.1%
                  New Products                   1.8%             0.4%         10.0%            2.0%
                                                 ---              ---          ----             ---
                                                 4.7%             6.1%         38.1%            8.2%

         Cost of products sold              $    938         $    551       $   736        $  2,225
                                                 9.0%             6.8%         29.6%           10.6%

         Gross margin                       $   (287)        $    134       $   176        $     23
                                                -8.4%             4.3%        179.8%            0.4%


         Selling and administrative
         expenses                           $   (134)        $   (131)      $    33        $   (232)
                                                -6.4%            -6.2%         11.4%           -5.2%

         Operating profit                   $   (153)        $    265       $   143        $    255
                                               -11.4%            26.4%         37.0%           13.0%



The following table shows, for the first six months of 2006 and 2005, selected line items from the condensed consolidated statements of income as a percentage of net sales, by segment:

                                                                     Six Months Ended July 1, 2006
                                                                     -----------------------------
                                                         Industrial       Security        Metal
                                                          Hardware        Products       Products         Total
                                                         ----------       --------       --------         -----
         Net sales                                          100.0%        100.0%          100.0%          100.0%
         Cost of products sold                               77.2%         72.5%           96.0%           77.5%
         Gross margin                                        22.8%         27.5%            4.0%           22.5%


         Selling and administrative expense                  14.8%         17.1%            9.7%           15.2%
         Operating profit                                     8.0%         10.4%           -5.7%            7.3%


                                                                      Six Months Ended July 2, 2005
                                                                      -----------------------------
                                                         Industrial       Security        Metal
                                                          Hardware        Products       Products         Total
                                                         ----------       --------       --------         -----
         Net sales                                          100.0%        100.0%          100.0%          100.0%
         Cost of products sold                               75.1%         72.5%          110.6%           77.8%
         Gross margin                                        24.9%         27.5%          -10.6%           22.2%

         Selling and administrative expense                  15.1%         18.6%           10.0%           15.9%
         Operating profit                                     9.8%          8.9%          -20.6%            6.3%


The following table shows the amount of change from the first six months of 2006 compared to the first six months of 2005 in sales, cost of products sold, gross margin, selling and administrative expenses and operating profit, by segment (dollars in thousands):

                                           Industrial        Security        Metal
                                            Hardware         Products       Products         Total
                                           ----------        --------       --------         -----
          Net sales                         $    510         $  2,272       $  1,058       $  3,840

                  Volume                        -2.1%             9.7%          12.6%           4.1%
                  Prices                         0.0%             0.2%           0.6%           0.2%
                  New Products                   4.0%             0.7%           5.6%           2.9%
                                                 ---              ---            ---            ---
                                                 1.9%            10.7%          18.8%           7.2%

         Cost of products sold              $    957         $  1,651       $    195       $  2,803
                                                 4.8%           10.7%            3.1%           6.7%

         Gross margin                       $   (447)        $    621       $    863       $  1,037
                                                -6.7%            10.7%         144.5%           8.7%


         Selling and administrative
         expenses                           $      2         $     84       $     89       $    175
                                                 0.0%             2.1%          15.9%           2.0%

         Operating profit                   $   (449)        $    537       $    774       $    862
                                               -16.9%            28.5%          66.8%          25.5%

INDUSTRIAL HARDWARE SEGMENT

Net sales in the Industrial Hardware segment were up 5% in the second quarter and 2% in the first half of 2006 compared to the prior year periods. The sales increase was mainly the result of increased sales of hardware to the truck accessories and service body markets and new products, which more than offset decreased sales of "sleeper boxes" for the Class 8 trailer truck market compared to the same period in 2005. The Company expects the sales volume of "sleeper boxes" to improve as the year progresses. In addition, new products developed using our lightweight honeycomb composites included a mobile pickup mounted camper shell for emergency vehicle use and a mobile building door for military use. Other new products included a retro-fit kit for the military Humvee, a 3 point t-handle assembly and a star wheel rotary assembly for the truck accessory market, a hidden hinge and a remote magnet alarm for the service body market and an assortment of handles and latches used in many of the markets we sell to. All of the new products were developed internally for the variety of markets we serve.

Our Eastern Industrial (Shanghai) Ltd., manufacturing facility located in Shanghai, China continues to produce products for our U.S. affiliates and in the first half of 2006 also continued ramping up for shipments of products to non-associated customers. This subsidiary will be instrumental in helping us to remain price competitive in North America and will open up the possibility to effectively pursue global markets.

Cost of products sold for the Industrial Hardware segment increased 9% in the second quarter and 5% in the first half of 2006 compared to the prior year periods. The increase in the cost of products sold is primarily the result of increases in sales volume, costs of raw materials, payroll and payroll related charges and utilities that were experienced during the periods.

Gross margin as a percent of net sales decreased from 25% to 22% in the second quarter and from 25% to 23% in the first half of 2006 compared to the prior year periods due to the higher manufacturing costs and changes in the mix of products sold.

Selling and administrative expenses for the second quarter decreased 6% compared to the prior year period due to decreases in advertising expenses, travel costs and payroll and payroll related charges. Selling and administrative expenses for the first half of 2006 were comparable to the prior year period.

SECURITY PRODUCTS SEGMENT

Net sales in the Security Products segment increased 6% in the second quarter and 11% in the first half of 2006 compared to 2005 periods. Sales volume in the second quarter of 2006 was up in all of the segments' operating units except for commercial laundry compared to the 2005 second quarter. Sales volume increases were experienced at all of the segment's operating units during the first six months of 2006 and in many of the markets we service including: automotive accessories, coin operated machines, gaming, electronics, enclosures and commercial laundry. Sales of new products focused on lock products such as the Super SesameeTM padlock, an electric car lock set, a remote keyless lock, and cash drawer bill hold down and till assemblies as well as various other items for the many markets we service.

Cost of products sold for the Security Products segment was up 7% in the second quarter and 11% in the first half of 2006 compared to the 2005 periods. Most of the increase in cost of products sold was the result of increased sales volume. Additional factors affecting this segment were increases in raw material costs, freight costs, payroll and payroll related charges and utilities.

Gross margin as a percentage of sales in the second quarter of 2006 decreased to 27% from 28% in the 2005 period due to higher manufacturing costs in the 2006 quarter. Gross margin as a percentage of sales was comparable at 27.5% for the first half of both 2006 and 2005.

Selling and administrative expenses decreased 6% in the second quarter and increased 2% in the first half of 2006 from 2005 levels. The decrease in the second quarter was due to lower travel and trade show expenses compared to the same period in 2005. The increase in the first half was due to higher payroll and payroll related charges and advertising expenses which exceeded reductions in travel and trade show expenses resulting in the overall increase in 2006.


METAL PRODUCTS SEGMENT

Net sales in the Metal Products segment were up 38% in the second quarter and 19% in the first half of 2006 as compared to the prior year periods. Sales of mining products were up 48% in the second quarter of 2006 compared to the second quarter of 2005 and sales of contract castings increased 7% from the prior year levels. Sales of mining products were up 21% in the first half of 2006 compared to the first six months of 2005 and sales of contract castings increased 12% from the comparable period in 2005. New product sales were primarily a new mine roof anchor for the Canadian mining market and a large flange nut. The Company expects the installation of the new automatic pouring system for ductile iron which was completed in July to increase efficiency in producing ductile iron castings and is continuing its marketing efforts for mine roof anchors in the China mining industry.

Cost of products sold increased 30% in the second quarter and 3% in the first half of 2006 compared to the same periods in 2005. The increase was mainly due to increases in sales volume, raw materials and payroll and payroll related charges.

Gross margin as a percentage of net sales increased from -4% to 2% in the second quarter of 2006 compared to the 2005 period and improved from -11% in the first half of 2005 to 4% for the first half of 2006. The improvement is primarily due to the increased sales volume and the mix of products produced.

Selling and administrative expenses were up 11% in the second quarter and up 16% the first half of 2006 compared to the same periods in 2005. The increases were related to increases in payroll and payroll related charges, advertising costs and travel expenses.

OTHER ITEMS

Interest expense decreased 16% in the second quarter and 10% in the first six months of 2006 compared to the prior year periods mainly due to the new swap contract associated with the loan agreement which was amended in August 2005 and lower debt balances.

Other income increased 10% in the second quarter and 101% from the first six months of 2005 to 2006 due to higher cash balances in the Company's cash management program, which resulted in higher interest income.

Income taxes increased in line with the higher earnings level. The effective tax rate in the second quarter of 2006 increased to 39% from the 2005 rate of 36%. The effective tax rate in the first six months of 2006 was 38% compared to 37% in the first six months of 2005. The increase in the effective tax rates in 2006 are the result of the Company deriving a higher percentage of its earnings from countries with higher effective tax rates.


LIQUIDITY AND SOURCES OF CAPITAL

The Company generated $1.1 million from operations for the first six months of 2006 compared to $635,000 for the same period in 2005. The change in cash flows was the result of improved earnings, the timing differences for collections of accounts receivable and payments of liabilities and changes in inventories. Cash flow from operations coupled with cash on hand at the beginning of the year were sufficient to fund capital expenditures, debt service, incentive payments, contributions to the Company's pension plans, and dividend payments.

Additions to property, plant and equipment were $2.4 million during the first six months of 2006 versus $920,000 for the comparable period in the prior year. Total capital expenditures for 2006 are expected to be in the range of $3.0 million to $4.0 million.

Total inventories as of July 1, 2006 were $23.6 million, compared to $20.8 million at year-end 2005. The inventory turnover ratio of 3.8 turns at the end of the second quarter was slightly lower than both the prior year second quarter and year-end 2005 ratio of 4.1 turns. The increase in inventory is a result of increased business in the United States, an increase in the level of ductile iron inventory in anticipation of the installation of the new auto-pour system in the Metal Products segment, and the ramping up of production at our facility in Shanghai, China. Accounts receivable increased by $1.3 million from year end 2005, primarily due to increased sales volume. The average days sales in accounts receivable for the second quarter of 2006 was 49 days compared to 48 days in the second quarter of 2005 and 49 days at year end 2005.

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



                           PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Company's business, to which either the Company or any of its subsidiaries is a party or to which any of their property is the subject.


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


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

See the information set forth in Item 4 of the Form 10-Q of the Company for the quarterly period ended April 1, 2006.


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

          99(3)) Form 8-K filed on July 26, 2006 setting forth the press release reporting the Company's earnings for the quarter ended July 1, 2006 is incorporated herein by reference.






                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               THE EASTERN COMPANY
                               (Registrant)

DATE:  July 28, 2006           /s/Leonard F. Leganza
       -------------           ---------------------
                               Leonard F. Leganza
                               President and Chief Executive Officer

DATE:  July 28, 2006           /s/John L. Sullivan III
       -------------           -----------------------
                               John L. Sullivan III
                               Vice President, Secretary and Treasurer