Form 10-Q
period 2006-09-30
EASTERN CO
filed 2006-10-31
CIK 31107

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to .

                          Commission File Number: 0-599

                              THE EASTERN COMPANY
                              -------------------
             (Exact name of registrant as specified in its charter)

           Connecticut                          06-0330020
           -----------                          ----------
 (State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)             Identification  No.)

 112 Bridge Street,  Naugatuck,  Connecticut            06770
 ------------------  ----------  -----------            -----
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                   Outstanding as of September 30, 2006
               -----                  ------------------------------------
Common Stock, No par value                        5,478,446

                         PART 1 - FINANCIAL INFORMATION

 ITEM 1 - FINANCIAL STATEMENTS

                      THE EASTERN COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


ASSETS                                                                               September 30, 2006    December 31, 2005
------                                                                               ------------------    -----------------
Current Assets
    Cash and cash equivalents                                                           $  2,312,507         $  6,345,947
    Accounts receivable, less allowances: $282,000 - 2006; $295,000 - 2005                18,933,319           14,825,014
    Inventories                                                                           25,570,471           20,767,749
    Prepaid expenses and other assets                                                      2,808,906            2,391,125
    Deferred income taxes                                                                    715,321              715,321
                                                                                        ------------         ------------
Total Current Assets                                                                      50,340,524           45,045,156

Property, Plant and Equipment                                                             46,068,983           42,468,773
Accumulated depreciation                                                                 (22,632,393)         (20,072,087)
                                                                                        ------------         ------------
                                                                                          23,436,590           22,396,686

Goodwill                                                                                  15,779,717           10,641,532
Trademarks                                                                                   133,480              103,498
Patents, technology, and licenses, less accumulated amortization                           1,950,696            1,946,502
Interest rate swap asset                                                                           -               32,081
Intangible pension asset                                                                     732,554              732,554
Prepaid pension cost                                                                         755,481              723,826
                                                                                        ------------         ------------
                                                                                          19,351,928           14,179,993
                                                                                        ------------         ------------
TOTAL ASSETS                                                                            $ 93,129,042         $ 81,621,835
                                                                                        ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable                                                                    $  9,574,734         $  5,599,260
    Accrued compensation                                                                   1,798,680            1,527,640
    Other accrued expenses                                                                 2,787,943            3,275,159
    Current portion of long-term debt                                                      2,699,592            3,420,523
                                                                                        ------------         ------------
Total Current Liabilities                                                                 16,860,949           13,822,582

Deferred income taxes                                                                        883,222              895,019
Long-term debt, less current portion                                                      18,287,665           12,384,338
Accrued post-retirement benefits                                                           2,014,004            2,078,056
Accrued pension cost                                                                       5,744,424            6,270,075

Shareholders' Equity
    Preferred Stock, no par value: Authorized and unissued 2,000,000 shares
    Common Stock, no par value: Authorized: 25,000,000 shares
       Issued: 8,011,535 shares in 2006 and 7,992,626 shares in 2005                      17,955,354           17,694,851
      Treasury Stock: 2,533,089 shares                                                   (16,655,041)         (16,655,041)
    Retained earnings                                                                     53,082,379           50,335,658

    Accumulated other comprehensive income (loss):
       Foreign currency translation                                                          998,639              818,566
       Additional minimum pension liability, net of taxes                                 (6,042,553)          (6,042,553)
       Derivative financial instruments, net of taxes                                              -               20,284
                                                                                        ------------         ------------
    Accumulated other comprehensive loss                                                  (5,043,914)          (5,203,703)
                                                                                        ------------         ------------
Total Shareholders' Equity                                                                49,338,778           46,171,765
                                                                                        ------------         ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $ 93,129,042         $ 81,621,835
                                                                                        ============         ============

See accompanying notes.

                      THE EASTERN COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                           Nine Months Ended                         Three Months Ended
                                          September 30, 2006       October 1, 2005       September 30, 2006       October 1, 2005
                                          ------------------       ---------------       ------------------       ---------------
Net sales                                    $  88,735,730          $  80,893,693          $  31,206,388           $  27,204,815
Cost of products sold                          (69,165,262)           (62,865,242)           (24,594,665)            (21,098,390)
                                             -------------          -------------          -------------           -------------
Gross margin                                    19,570,468             18,028,451              6,611,723               6,106,425

Selling and administrative expenses            (13,145,284)           (12,454,214)            (4,422,616)             (3,906,529)
                                             -------------          -------------          -------------           -------------
Operating profit                                 6,425,184              5,574,237              2,189,107               2,199,896

Interest expense                                  (732,294)              (753,853)              (261,193)               (230,596)
Other income                                       132,337                 45,445                 84,707                  21,773
                                             -------------          -------------          -------------           -------------
Income before income taxes                       5,825,227              4,865,829              2,012,621               1,991,073

Income taxes                                     1,801,738              1,795,491                345,454                 734,706
                                             -------------          -------------          -------------           -------------
Net income                                   $   4,023,489          $   3,070,338          $   1,667,167           $   1,256,367
                                             =============          =============          =============           =============

Earnings per Share:
    Basic                                          $   .74                $   .56                $   .30                 $   .23
                                                   =======                =======                =======                 =======

    Diluted                                        $   .69                $   .53                $   .28                 $   .21
                                                   =======                =======                =======                 =======


Cash dividends per share:                          $   .23                $   .22                $   .08                 $   .07



 See accompanying notes.


                      THE EASTERN COMPANY AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                           Nine Months Ended                         Three Months Ended
                                           September 30, 2006       October 1, 2005       September 30, 2006      October 1, 2005
                                           ------------------       ---------------       ------------------      ---------------
Net income                                    $   4,023,489          $   3,070,338          $   1,667,167          $   1,256,367
Other comprehensive income/(loss) -
    Change in foreign currency
    translation                                     180,073                305,513                (20,884)               339,833
    Change in fair value of derivative
       financial instrument, net of
       income taxes of:
         2006 - $14,680 and ($34,407)
                respectively                         26,339                      -                (60,218)                     -
         2005 - $54,377 and ($9,623)
                respectively                              -                 79,963                      -                (16,454)
    Reclassification adjustment for
         termination of derivative
         financial instrument net of
         income taxes of ($26,477)                  (46,623)                     -                (46,623)                     -
                                              -------------          -------------          -------------          -------------
                                                    159,789                385,476               (127,725)               323,379
                                              -------------          -------------          -------------          -------------
Comprehensive income                          $   4,183,278          $   3,455,814          $   1,539,442          $   1,579,746
                                              =============          =============          =============          =============

See accompanying notes.

                      THE EASTERN COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             Nine Months Ended
                                                                  September 30, 2006     October 1, 2005
                                                                  ------------------     ---------------
Operating Activities
Net income                                                           $   4,023,489        $   3,070,338
Adjustments to reconcile net income to net cash provided by
    operating activities:
       Depreciation and amortization                                     2,649,880            2,642,368
       Provision for doubtful accounts                                      14,385               12,823
       Deferred income taxes                                                     -              192,439
       Issuance of Common Stock for directors' fees                         56,803               77,628
       Loss on sales of equipment and other assets                               -                1,284
       Changes in operating assets and liabilities:
          Accounts receivable                                           (3,116,304)          (1,341,425)
          Inventories                                                   (3,151,149)             201,850
          Prepaid expenses and other                                      (420,103)             104,371
          Prepaid pension cost                                            (557,307)            (671,931)
          Other assets                                                    (117,572)            (182,599)
          Accounts payable                                               3,176,055              178,262
          Accrued compensation                                             392,272             (900,263)
          Other accrued expenses                                          (571,254)              (2,216)
                                                                     -------------        -------------
Net cash provided by operating activities                                2,379,195            3,382,929

Investing Activities
Purchases of property, plant and equipment                              (3,371,840)          (1,325,242)
Business acquisition                                                    (7,025,000)                   -
Proceeds from sale of equipment                                             15,035                    -
                                                                     -------------        -------------
Net cash used in investing activities                                  (10,381,805)          (1,325,242)

Financing Activities
Principal payments on long-term debt                                   (15,191,389)          (2,256,375)
Proceeds from issuance of long-term debt                                20,000,000                    -
Proceeds from revolving credit loan                                        304,837            3,000,000
Proceeds from sales of Common Stock                                        203,700                    -
Dividends paid                                                          (1,276,768)          (1,199,886)
                                                                     -------------        -------------
Net cash used in financing activities                                    4,040,380             (456,261)

Effect of exchange rate changes on cash                                    (71,210)              58,742
                                                                     -------------        -------------
Net change in cash and cash equivalents                                 (4,033,440)           1,660,168

Cash and cash equivalents at beginning of period                         6,345,947            4,420,506
                                                                     -------------        -------------
Cash and cash equivalents at end of period                           $   2,312,507        $   6,080,674
                                                                     =============        =============

 See accompanying notes.

THE EASTERN COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2006


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


Note B - Subsequent Event
-------------------------

On September 28, 2006, the Company announced a three-for-two stock split of the Company's common shares. The record date was October 10, 2006, with the additional shares being issued on October 17, 2006. Fractional shares created as a result of this split were paid by cash. As the stock split occurred after the close of the Company's fiscal quarter and prior to the issuance of the financial statements, all share data and per share data in these financial statements and notes to financial statements reflect the effects of the stock split as if it occurred prior to the end of the fiscal quarter.


Note C - Earnings Per Share
---------------------------

The denominators used in the earnings per share computations follow:

                                                                  Nine Months Ended                      Three Months Ended
                                                            September 30,       October 1,          September 30,   October 1,
                                                            -------------       ----------          -------------   ----------
                                                                2006               2005                 2006           2005
                                                                ----               ----                 ----           ----
Basic:
    Denominator for basic earnings per share                  5,472,682          5,454,197            5,477,302      5,455,973

Diluted:
    Weighted average shares outstanding                       5,472,682          5,454,197            5,477,302      5,455,973
    Dilutive stock options                                      349,526            381,417              377,868        422,178
                                                              ---------         ----------           ----------      ---------
    Denominator for diluted earnings per share                5,822,208          5,835,614            5,855,170      5,878,151
                                                              =========          =========            =========      =========


Note D - Inventories
--------------------

The components of inventories follow:

                                          September 30, 2006      December 31, 2005
                                          ------------------      -----------------
Raw materials and component parts            $12,222,685             $ 9,917,792
Work in process                                5,753,356               4,681,623
Finished Goods                                 7,594,430               6,168,334
                                             -----------             ----------
                                             $25,570,471             $20,767,749
                                             ===========             ===========

Note E - Segment Information
----------------------------

Segment financial information follows:

                                                     NINE MONTHS ENDED                             THREE MONTHS ENDED
                                          September 30, 2006    October 1, 2005          September 30, 2006     October 1, 2005
                                          ------------------    ---------------          ------------------     ---------------
Revenues:
  Sales to unaffiliated customers:
    Industrial Hardware                        $ 43,279,116        $ 39,878,367              $ 15,930,809         $ 13,040,621
    Security Products                            36,034,888          32,889,979                12,529,709           11,656,815
    Metal Products                                9,421,726           8,125,347                 2,745,870            2,507,379
                                               ------------        ------------              ------------         ------------
                                               $ 88,735,730        $ 80,893,693              $ 31,206,388         $ 27,204,815
                                               ============        ============              ============         ============

Income Before Income Taxes:
    Industrial Hardware                        $  4,330,439        $  3,784,671              $  2,131,709         $  1,137,813
    Security Products                             3,502,032           3,463,352                 1,080,067            1,578,078
    Metal Products                               (1,407,287)         (1,673,786)               (1,022,669)            (515,995)
                                               ------------        ------------              ------------         ------------
   Operating Profit                               6,425,184           5,574,237                 2,189,107            2,199,896
    Interest expense                               (732,294)           (753,853)                 (261,193)            (230,596)
    Other income                                    132,337              45,445                    84,707               21,773
                                               ------------        ------------              ------------         ------------
                                               $  5,825,227        $  4,865,829              $  2,012,621         $  1,991,073
                                               ============        ============              ============         ============

Note F - Recent Accounting Pronouncements
-----------------------------------------

The Company adopted FASB Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment, using the modified prospective method effective January 1, 2006. No stock options were granted in the first nine months of 2006 and, as all stock options outstanding at December 31, 2005 were fully vested, the adoption of SFAS No. 123(R) had no impact on the Company's consolidated financial statements.

 The following table approximates the effect on net income and earnings per share if the Company had applied SFAS No. 123(R) for the periods ended October 1, 2005 and had adopted this statement on January 2, 2005:

                                                NINE MONTHS        THREE MONTHS
                                                   ENDED              ENDED
                                             October 1, 2005     October 1, 2005
                                             ---------------     ---------------

  Net income, as reported                       $3,070,338           $1,256,367

  Deduct: Total stock-based employee
  -------
  compensation expense determined
  under fair value based method for all
  awards granted, net of related tax
  effects                                           (1,314)                (438)
                                                ----------           ----------

  Pro forma net income                          $3,069,024           $1,255,929
                                                ==========           ==========

  Earnings per share:
  Basic-as reported                                  $0.56                $0.23
  Basic-pro forma                                    $0.56                $0.23

  Diluted-as reported                                $0.53                $0.21
  Diluted-pro forma                                  $0.53                $0.21


For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the stock options' vesting period ranging from 1 to 5 years. The pro forma effect on net income and related earnings per share may not be representative of future years' impact since the terms and conditions of new grants may vary from the current terms.

-----------------------------------------------------

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

In June 2006, the FASB issued Interpretation No. 48 ("FIN 48") Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109 ("SFAS 109"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 details how companies should recognize, measure, present, and disclose uncertain tax positions that have been or are expected to be taken. As such, financial statements will reflect expected future tax consequences of uncertain tax positions presuming the taxing authorities' full knowledge of the position and all relevant facts. We are currently analyzing the effect of FIN 48 on our financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006.

In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108 ("SAB 108"), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 eliminates the diversity of practice surrounding how public companies quantify financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. We do not expect SAB 108 to have a material impact on our financial condition or results of operations. SAB 108 must be applied to annual financial statements for their first fiscal year ending after November 15, 2006.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. We have not yet determined the impact that the implementation of SFAS No. 157 will have on our results of operations or financial condition. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("SFAS No. 158"). This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. We are currently evaluating the impact that the implementation of SFAS No. 158 will have on our financial statements. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The new measurement date requirement applies for fiscal years ending after December 15, 2008.

Note G - Debt
-------------

On March 8, 2006, the Company signed a capital lease in the amount of $68,948 with Citicorp Vendor Finance for the purchase of new lighting equipment at its Greenwald facility in Chester, Connecticut. The lease has a three year term at 0% interest rate. Payments under the lease are $1,915 per month. The Company was required to make the initial payment in March 2006, but was not required to make another payment until the installation of the equipment was completed. As such, no additional payments have been made. The installation was completed in October 2006 and payments will commence in the fourth quarter of 2006.

On September 22, 2006, the Company amended the unsecured loan agreement ("Loan Agreement"), which includes a term portion and a revolving credit portion, with its lender, Bank of America, N.A. The amendment restructures and increases the balance of the term portion of the loan into a new seven (7) year loan in the amount of $20,000,000. The restructured term portion is payable in quarterly payments of $714,286 beginning January 2, 2007. The proceeds were used to repay in full the outstanding balance of its existing term loan, $12,625,000, and for the acquisition of Royal Lock.

In addition, the Company increased the maximum amount available under the revolving credit portion from $7,500,000 to $12,000,000 and renewed and extended the maturity date to September 22, 2009. The revolving credit portion has a variable quarterly commitment fee ranging from 0.10% to 0.25% based on operating results. As of September 30, 2006, the quarterly fee is 0.15% on the unused portion.

The interest rates on the term and the revolving credit portions of the Loan Agreement vary. The interest rates may vary based on the LIBOR rate plus a margin spread of 1.0% to 1.65% for the term portion and 1.0% to 1.6% for the revolving credit portion. The margin rate spread is based on operating results calculated on a rolling-four-quarter basis. On September 30, 2006, the interest rates on the term portion and the revolving credit portion of the Loan Agreement were 6.62% and 8.25%, respectively.

Also on September 22, 2006, the Company terminated its interest rate swap contract with the lender. At the time of termination, the notational amount was $9,468,750, which was equal to 75% of the outstanding balance of the Term Loan on that date. As a result of the termination, the Company received $73,100 which was included in other income during the third quarter.


Note H - Goodwill
-----------------

The following is a roll-forward of goodwill:

       Beginning balance - December 31, 2005              $ 10,641,532
       Royal Lock Acquisition                                5,088,828
       Foreign exchange                                         49,357
                                                          ------------
       Ending balance - September 30, 2006                $ 15,779,717
                                                          ============


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

---------------------------------------------

Significant disclosures relating to these benefit plans for the third quarter and first nine months of Fiscal 2006 and 2005 follow:

                                                                          Pension Benefits
                                                                          ----------------
                                                      Nine Months Ended                       Three Months Ended
                                             ---------------------------------        ----------------------------------
                                             Sept. 30, 2006       Oct. 1, 2005        Sept. 30, 2006       Oct. 1, 2005
                                             --------------       ------------        --------------       -------------
   Service cost                                $ 1,200,496          $1,010,520           $  400,164          $  336,840
   Interest cost                                 1,749,696           1,669,817              583,230             556,606
   Expected return on plan assets               (2,268,144)         (2,037,016)            (756,047)           (679,005)
   Net amortization and deferral                   448,931             290,529              149,643              96,843
                                               -----------          ----------           ----------          ----------
   Net periodic benefit cost                   $ 1,130,979          $  933,850           $  376,990          $  311,284
                                               ===========          ==========           ==========          ==========


                                                                      Post-retirement Benefits
                                                                      ------------------------
                                                      Nine Months Ended                       Three Months Ended
                                             ---------------------------------        ----------------------------------
                                             Sept. 30, 2006       Oct. 1, 2005        Sept. 30, 2006       Oct. 1, 2005
                                             --------------       ------------        --------------       ------------
   Service cost                                $    78,805          $   65,036           $   35,523          $   21,678
   Interest cost                                    92,250              88,806               40,138              29,602
   Expected return on plan assets                  (57,452)            (59,391)             (14,200)            (19,797)
   Net amortization and deferral                   (33,020)            (58,200)               8,738             (19,399)
                                               -----------          ----------           ----------          ----------
   Net periodic benefit cost                   $    80,583          $   36,251           $   70,199          $   12,084
                                               ===========          ==========           ==========          ==========

The Company's funding policy with respect to its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations. For 2005, the Company was required to contribute approximately $1.4 million into its salaried plan and approximately $266,000 into one of its hourly plans. The Company made all of the contributions prior to filing its federal income tax return on September 15, 2006. For 2006, the Company's is required to contribute approximately $1.8 million into its salaried plan and approximately $273,000 into one of its hourly plans. The contributions for 2006 will be made in 2007, prior to filing the Company's federal tax return on September 15, 2007.

The Company has a contributory savings plan under Section 401(k) of the Internal Revenue Code covering substantially all U.S. non-union employees. The plan allows participants to make voluntary contributions of up to 100% of their annual compensation on a pretax basis, subject to IRS limitations. The plan provides for contributions by the Company at its discretion. The Company made contributions of $41,326 and $127,581 in the third quarter and first nine months of 2006, respectively, and $39,614 and $122,327 in the third quarter and first nine months of 2005, respectively.


Note J - Business Acquisition
-----------------------------

Effective September 25, 2006 the Company acquired certain assets of Royal Lock Corporation ("Royal") including accounts receivable, inventories, furniture, fixtures and equipment, intellectual property rights and rights existing under all sales and purchase agreements. Royal is a supplier of cam locks, switch locks, padlocks, latches, handles and specialty hardware parts. Its products are sold to numerous OEM's in several market segments, including automotive, recreational vehicles and furniture as well as electronics and fabricated metal parts producers. Royal will be included in the Security Products segment of the Company. The cost of the acquisition of Royal was $7,025,000, inclusive of transaction costs, plus the assumption of approximately $775,000 in current liabilities. The cost of the acquisition is subject to adjustment based on the final closing net book value and transaction costs.

The above acquisition has been accounted for using the purchase method. The acquired business is included in the consolidated operating results of the Company from the date of acquisition. The excess of the cost of the acquired business over the fair market value of the net assets acquired has been allocated to goodwill.

Neither the actual results nor the pro forma effects of the acquisition of Royal are material to the Company's financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in the Company's financial position and results of operations for the thirty-nine weeks ended September 30, 2006. The interim financial statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2005 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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


Overview

Net sales for the third quarter of 2006 increased 15% to $31.2 million from $27.2 million in the third quarter of 2005. Third quarter net income increased 33% to $1.7 million, or $0.28 per diluted share, from $1.3 million, or $0.21 per diluted share.

Net sales for the first nine months of 2006 increased 10% to $88.7 million from $80.9 million in the first nine months of 2005. Net income increased 31% to $4.0 million, or $0.69 per diluted share, from $3.1 million, or $0.53 per diluted share.

Approximately $1.8 million of the sales increase in both the third quarter and nine month results was from the recent orders received from a military contractor for door latching components to be used in a project to retro-fit military Humvees. These orders should result in additional increased sales of approximately $30 million over the next two quarters.

Raw material prices have increased sharply during 2006, mainly in zinc, brass and stainless steel, which has had a negative impact on gross margins. The Company is recovering these increases from our customers, wherever possible. Currently, there is no indication that the Company will not be able to obtain supplies of all the materials that it requires.

Cash flow from operations in the first nine months of 2006 has fallen-off compared to the same period in 2005, mainly due to the working capital requirements of the military Humvee retro-fit program. The Company's line of credit, along with controlling discretionary expenditures, should provide sufficient cash flow to enable the Company to meet all its existing obligations.

A more detailed analysis of the Company's results of operations and financial condition follows:

Results of Operations
The following table shows, for the third quarter of 2006 and 2005, selected line items from the condensed consolidated statements of income as a percentage of net sales, by segment:

                                                                 Three Months Ended September 30, 2006
                                                                 -------------------------------------
                                                         Industrial       Security        Metal
                                                          Hardware        Products       Products         Total
                                                         ----------       --------       --------         -----
         Net sales                                          100.0%         100.0%         100.0%          100.0%
         Cost of products sold                               73.6%          75.2%         125.5%           78.8%
         Gross margin                                        26.4%          24.8%         -25.5%           21.2%


         Selling and administrative expense                  13.0%          16.1%          11.8%           14.2%
         Operating profit                                    13.4%           8.7%         -37.3%            7.0%


                                                                    Three Months Ended October 1, 2005
                                                                    ----------------------------------
                                                         Industrial       Security        Metal
                                                          Hardware        Products       Products         Total
                                                         ----------       --------       --------         -----
         Net sales                                          100.0%         100.0%         100.0%          100.0%
         Cost of products sold                               77.1%          70.9%         110.9%           77.6%
         Gross margin                                        22.9%          29.1%         -10.9%           22.4%

         Selling and administrative expense                  14.2%          15.6%           9.7%           14.4%
         Operating profit                                     8.7%          13.5%         -20.6%            8.0%

The following table shows the amount of change from the third quarter of 2005 to the third quarter of 2006 in sales, cost of products sold, gross margin, selling and administrative expenses and operating profit, by segment (dollars in thousands):

                                           Industrial          Security            Metal
                                            Hardware           Products          Products            Total
                                           ----------          --------          --------            -----
         Net sales                          $ 2,890           $    873           $   239            $ 4,002

                  Volume                        2.9%               6.4%              4.8%               4.6%
                  Prices                        0.0%              -0.2%              0.3%              -0.1%
                  New Products                 19.3%               1.3%              4.4%              10.2%
                                               ----                ---               ---               ----
                                               22.2%               7.5%              9.5%              14.7%

         Cost of products sold              $ 1,667           $  1,164           $   666            $ 3,497
                                               16.6%              14.1%             24.0%              16.6%

         Gross margin                       $ 1,223           $   (291)          $  (427)           $   505
                                               41.0%              -8.6%           -156.8%               8.3%

         Selling and
         administrativeexpenses             $   229           $    207           $    80            $   516
                                               12.4%              11.4%             32.6%              13.2%

          Operating profit                  $   994           $   (498)          $  (507)           $   (11)
                                               87.4%             -31.6%            -98.2%              -0.5%

The following table shows, for the first nine months of 2006 and 2005, selected line items from the condensed consolidated statements of income as a percentage of net sales, by segment:

                                                                  Nine Months Ended September 30, 2006
                                                                  ------------------------------------
                                                         Industrial       Security        Metal
                                                          Hardware        Products       Products         Total
                                                         ----------       --------       --------         -----
         Net sales                                          100.0%         100.0%         100.0%          100.0%
         Cost of products sold                               75.9%          73.5%         104.6%           77.9%
         Gross margin                                        24.1%          26.5%          -4.6%           22.1%


         Selling and administrative expense                  14.1%          16.8%          10.3%           14.8%
         Operating profit                                    10.0%           9.7%         -14.9%            7.3%



                                                                    Nine Months Ended October 1, 2005
                                                                    ---------------------------------
                                                         Industrial       Security        Metal
                                                          Hardware        Products       Products         Total
                                                         ----------       --------       --------         -----
         Net sales                                          100.0%         100.0%         100.0%          100.0%
         Cost of products sold                               75.7%          72.0%         110.7%           77.7%
         Gross margin                                        24.3%          28.0%         -10.7%           22.3%

         Selling and administrative expense                  14.8%          17.5%           9.9%           15.4%
         Operating profit                                     9.5%          10.5%         -20.6%            6.9%




The following table shows the amount of change from the first nine months of 2006 compared to the first nine months of 2005 in sales, cost of products sold, gross margin, selling and administrative expenses and operating profit, by segment (dollars in thousands):

                                          Industrial          Security            Metal
                                           Hardware           Products          Products            Total
                                          ----------          --------          --------            -----
          Net sales                        $  3,401           $  3,145          $  1,296         $  7,842

                  Volume                       -0.5%               8.6%             10.3%             4.3%
                  Prices                        0.0%               0.1%              0.5%             0.1%
                  New Products                  9.0%               0.9%              5.2%             5.3%
                                                ---                ----             ----              ---
                                                8.5%               9.6%             16.0%             9.7%

         Cost of products sold             $  2,625           $  2,814          $    861         $  6,300
                                                8.7%              11.9%              9.6%            10.0%


         Gross margin                      $    776           $    331          $    435         $  1,542
                                                8.0%               3.6%             50.1%             8.6%

         Selling and
         administrative expenses           $    230           $    292          $    169         $    691
                                                3.9%               5.1%             21.0%             5.5%


          Operating profit                 $    546           $     39          $    266         $    851
                                               14.4%               1.1%             15.9%            15.3%

                                      -12-

Industrial Hardware Segment

Net sales in the Industrial Hardware segment were up 22% in the third quarter and 9% in the first nine months of 2006 compared to the prior year periods. The sales increase was mainly the result of a new product for the military market used to retro-fit the military Humvees. Additionally, industrial hardware sales increases were experienced in the truck accessories and service body markets and new products. For the year to date period sales of "sleeper boxes" for the Class 8 trailer truck market decreased compared to the same period in 2005, however an increase in sales of these units was experienced in the third quarter of 2006 compared to the prior year period. The Company expects the sales volume of "sleeper boxes" to continue to improve during the fourth quarter. In addition, new products developed using our lightweight honeycomb composites included a mobile pickup mounted camper shell for emergency vehicle use and a mobile building door for military use. Other new products included the retro-fit kit for the military Humvee, a 3 point t-handle assembly and a star wheel rotary assembly for the truck accessory market, a hidden hinge and a remote magnet alarm for the service body market and an assortment of handles and latches used in many of the markets we sell to. All of the new products were developed internally for the variety of markets we serve.

Our Eastern Industrial (Shanghai) Ltd., manufacturing facility located in Shanghai, China continues to produce products for our U.S. affiliates and in the first nine months of 2006 also continued its expansion to increase its shipments of products to non-affiliated customers. This subsidiary will be instrumental in helping us to remain price competitive in North America and will open up the possibility to effectively pursue global markets.

Cost of products sold for the Industrial Hardware segment increased 17% in the third quarter and 9% in the first nine months of 2006 compared to the prior year periods. The change in the cost of products sold is primarily the result of sales volume increases, costs of raw materials, payroll and payroll related charges and utilities expenses that were experienced during the periods.

Gross margin as a percent of net sales in the third quarter increased from 23% in 2005 to 26% in 2006 and was comparable at 24% for the first nine months of both 2005 and 2006. The increase in the third quarter gross margin is due to higher sales volumes that resulted in more efficient utilization of production facilities.

Selling and administrative expenses for the third quarter increased 12% and 4% for nine months compared to the prior year periods due to increases in travel costs and payroll and payroll related charges.

Security Products Segment

Net sales in the Security Products segment increased 8% in the third quarter and 10% in the first nine months of 2006 compared to 2005 periods. Sales volume in the third quarter of 2006 was mainly due to increased sales of lock products compared to the third quarter of 2005. Sales volume increases were experienced at all of the segment's operating units during the first nine months of 2006 except for commercial laundry products when compared to the prior year. Sales increases were experienced in many of the markets we service including: automotive accessories, coin operated machines, gaming, electronics and enclosures. Sales of new products focused on lock products such as the Super SesameeTM padlock, an electric car lock set, a remote keyless lock, an L-handle used on a vehicle roof rack, and cash drawer bill hold down and till assemblies as well as various other items for the many markets we service. The acquisition of Royal Lock did not have a material impact on the third quarter or nine month financial statements because the acquisition was completed during the last week of the quarter.

Cost of products sold for the Security Products segment was up 14% in the third quarter and 12% in the first nine months of 2006 compared to the 2005 periods. Most of the change in cost of products sold was the result of increased sales volume. Additional factors affecting this segment were increases in raw material costs, freight costs, payroll and payroll related charges and utilities.

Gross margin as a percentage of sales in the third quarter of 2006 decreased to 25% from 29% in the 2005 period and for the nine month period to 27% from 28% due to higher manufacturing costs in the 2006 quarter.

Selling and administrative expenses increased 11% in the third quarter and 5% in the first nine months of 2006 from 2005 levels. The increases were due to higher payroll and payroll related charges and advertising expenses which exceeded reductions in travel and trade show expenses resulting in the overall increase in 2006.


Metal Products Segment

Net sales in the Metal Products segment were up 10% in the third quarter and 16% in the first nine months of 2006 as compared to the prior year periods. Sales of mining products were up 4% in the third quarter of 2006 compared to the third quarter of 2005 and sales of contract castings increased 16% from the prior year levels. Sales of both mining products and contract castings were up 16% in the first nine months of 2006 compared to the first nine months of 2005. New product sales were primarily a new mine roof anchor for the Canadian mining market and a large flange nut and a tall domenut for the U.S. mining market. While the Company expected the installation of the new automatic pouring system for ductile iron, which was substantially completed in July, to increase efficiency in producing ductile iron castings, debugging the new automatic pouring systems and the learning curve associated with the installation took longer than expected. The Company is also continuing its marketing efforts to sell mine roof anchors to the China mining industry.

Cost of products sold increased 24% in the third quarter and 10% in the first nine months of 2006 compared to the same periods in 2005. The change was mainly due to increases in sales volume, raw materials and payroll and payroll related charges. Additionally, the spike in the third quarter of 2006 was the result of production problems during the installation and start-up of the automatic pouring system which was installed during the quarter. The problems experienced have been resolved and should result in lower cost of sales resulting from anticipated improved production efficiency during the fourth quarter of 2006.

Gross margin as a percentage of net sales went from -11% to -26% in the third quarter of 2006 compared to the 2005 period and improved from -11% in the first nine months of 2005 to -5% for the first nine months of 2006. The decrease in the third quarter versus the prior year period was mainly due to the production problems experienced during the start-up of the new ductile iron automatic pouring system. The improvement in the nine month period over the prior year is primarily due to the increased sales volume and the mix of products produced.

Selling and administrative expenses were up 32% in the third quarter and up 21% for the first nine months of 2006 compared to the same periods in 2005. The increases were related to increases in payroll and payroll related charges, advertising expenses, travel expenses and expenses associated with negotiation of a union contract.


Other Items

Interest expense increased 13% in the third quarter and decreased 3% in the first nine months of 2006 compared to the prior year periods. The increase in the third quarter is due to the use of a portion of our revolving loan agreement for working capital needs, the higher level of debt associated with the loan agreement amendments in September 2006 and termination of the interest rate swap agreement. The decrease for the nine month period is due to lower average debt balances for the period compared to the first nine months of 2005.

Other income increased 289% in the third quarter and 191% from the first nine months of 2005 to 2006 due to higher cash balances in the Company's cash management program, which resulted in greater interest income, and termination of the swap agreement discussed in Note G to the financial statements.

Income taxes - the effective tax rate decreased in the third quarter of 2006 to 17% from the 2005 rate of 37% and for the first nine months of 2006 to 31% from 37% in the first nine months of 2005. The decrease in the effective tax rate in 2006 is the result of favorable tax provision adjustments. Without these tax adjustments, the effective tax rate would have approximated the prior year rate of 37%.

Liquidity and Sources of Capital

The Company generated $2.4 million of cash from operations for the first nine months of 2006 compared to $3.4 million for the same period in 2005. The change in cash flows was mainly the result of timing differences for collections of accounts receivable and payments of liabilities and changes in inventories. Cash flow from operations coupled with cash on hand at the beginning of the year and draw-downs on the revolving loan were sufficient to fund capital expenditures, debt service, incentive payments, contributions to the Company's pension plans, and dividend payments. At the end of September 2006, the draw-down on the revolving loan was approximately $305,000. Additional borrowing under the amended loan agreement discussed in Note G to the financial statements was used to fund the acquisition of Royal Lock.

Additions to property, plant and equipment were $3.4 million during the first nine months of 2006 versus $1.3 million for the comparable period in the prior year. Total capital expenditures for 2006 are expected to be in the range of $3.5 million to $4.5 million.

Total inventories as of September 30, 2006 were $25.6 million, compared to $20.8 million at year-end 2005. The inventory turnover ratio of 3.6 turns at the end of the third quarter was slightly lower than both the prior year third quarter and year-end 2005 ratio of 4.1 turns. The increase in inventory is a result of the Royal Lock acquisition, increased business in the United States and at our facility in Shanghai, China and ramping up production for the Humvee retro-fit project. Accounts receivable increased by $4.1 million from year end 2005, primarily due to the Royal Lock acquisition as well as increased sales volume. The average days sales in accounts receivable for the third quarter of 2006 was 55 days compared to 47 days in the third quarter of 2005 and 49 days at year end 2005.

Cash flow from operating activities and funds available under the revolving credit portion of the Company's loan agreement are expected to be sufficient to cover future foreseeable working capital requirements.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk with respect to its unsecured Loan Agreement, which was amended during the third quarter, and provides for interest based on LIBOR plus a spread of up to 1.65%. The spread is determined by a comparison of the Company's operating performance with agreed-upon financial targets. Since the Company's performance depends to a large extent on the overall economy, the interest rate paid by the Company under its Loan Agreement is closely linked to the trend in the U.S. economy. The current interest rate spread is 1.25% on the term loan portion and on the revolving credit line portion of the Loan Agreement. Changes in LIBOR rates will also affect the Company's interest expense.

The balance of the term debt is subject to the volatility of short-term interest rates, where a 1% change in interest rates would cause a $189,000 increase or decrease in the Company's annual interest cost. The Company is currently evaluating the establishment of a new interest rate swap as a means of hedging future interest rate increases.


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

                                      -16

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

          99(4)) Form 8-K filed on September 6, 2006 setting forth a purchase order for approximately $15.5 million is incorporated herein by reference.

          99(5)) Form 8-K filed on September 25, 2006 setting forth the press release reporting the Acquisition of Royal Lock Corporation and the Amended Loan Agreement is incorporated herein by reference.

          99(6)) Form 8-K filed on September 27, 2006 setting forth an addendum to a purchase order for an additional approximate $16 million is incorporated herein by reference.

          99(7)) Form 8-K filed on September 28, 2006 setting forth the press release announcing a three-for-two stock split of the Company's common shares is incorporated herein by reference.

          99(8)) Form 8-K filed on October 25, 2006 setting forth the press release reporting the Company's earnings for the quarter ended September 30, 2006 is incorporated herein by reference.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               THE EASTERN COMPANY
                               (Registrant)


DATE:  October 31, 2006         /s/Leonard F. Leganza
       ----------------         ---------------------
                                   Leonard F. Leganza
                                   President and Chief Executive Officer

DATE:  October 31, 2006         /s/John L. Sullivan III
       ----------------         -----------------------
                                   John L. Sullivan III
                                   Vice President, Secretary and Treasurer