Form 10-K
period 2006-12-30
EASTERN CO
filed 2007-03-19
CIK 31107

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the Fiscal Year ended December 30, 2006
                                       OR

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated  filer [ ] Accelerated  filer [ ] Non-accelerated  filer [X]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Act).                                      Yes [   ]  No [X]

As of July 1, 2006, the last day of registrant's most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $63,152,194 (based on the closing sales price of the registrant's common stock on the last trading date prior to that date). Shares of the registrant's common stock held by each officer and director and shares held in trust by the pension plans of the Company have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 23, 2007, 5,503,211 shares of the registrant's common stock, no par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual proxy statement dated March 19, 2007 are incorporated by reference into Part III.


                               The Eastern Company
                                    Form 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 30, 2006

                                TABLE OF CONTENTS
                                                                                                        Page
                                   Table of Contents                                                      2.

                                   Safe Harbor Statement                                                  3.

 PART I

 Item 1.                           Business                                                               4.

 Item 1A.                          Risk Factors                                                           7.

 Item 1B.                          Unresolved Staff Comments                                              10.

 Item 2.                           Properties                                                             10.

 Item 3.                           Legal Proceedings                                                      11.

 Item 4.                           Submission of Matters to a Vote of Security Holders                    11.

 PART II
 Item 5.                           Market for Registrant's Common Equity, Related
                                      Stockholder Matters and Issuer Purchases of Equity Securities       12.

 Item 6.                           Selected Financial Data                                                14.

 Item 7.                           Management's Discussion and Analysis of Financial
                                      Condition and Results of Operations                                 14.

 Item 7A.                          Quantitative and Qualitative Disclosures
                                      About Market Risk                                                   26.

 Item 8.                           Financial Statements and Supplementary Data                            27.

 Item 9.                           Changes in and Disagreements with Accountants on
                                      Accounting and Financial Disclosure                                 56.

 Item 9A.                          Controls and Procedures                                                56.

 Item 9B.                          Other Information                                                      56.

 PART III
 Item 10.                          Directors, Executive Officers and Corporate Governance                 56.

 Item 11.                          Executive Compensation                                                 57.

 Item 12.                          Security Ownership of Certain Beneficial Owners and Management
                                      and Related Stockholder Matters                                     57.

 Item 13.                          Certain Relationships and Related Transactions, and Director
                                      Independence                                                        57.

 Item 14.                          Principal Accounting Fees and Services                                 57.

 PART IV
 Item 15.                          Exhibits, Financial Statement Schedules                                58.

                                   Signatures                                                             61.

                                   Exhibit Index                                                          62.


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

RECENT DEVELOPMENTS

During the third quarter of 2006, the Company received orders from a military contractor for component parts used in retro-fitting Humvees as part of the military's up-armor program to provide additional troop protection. These component parts began to be shipped in September 2006 and are scheduled to continue to be shipped into the early part of the second quarter of 2007. This program will result in approximately $31 million in total sales for the Industrial Hardware segment of the Company during the period from September 2006 to April 2007.

Effective November 8, 2006, the Company acquired certain assets of Summit Manufacturing, Inc. ("Summit"), which was integrated into the Company's Security Products segment. Summit designs and manufactures appliance hardware and accessories, including, but not limited to, oven door latches, oven door switches and smoke eliminators and provides subcontract assembly services. The cost of the Summit acquisition was $546,000, inclusive of transaction costs and outstanding debt paid at closing, plus the assumption of $369,000 in current liabilities.

Effective September 25, 2006, the Company acquired certain assets of Royal Lock Corporation ("Royal"), which was also integrated into the Company's Security Products segment. Royal is a supplier of cam locks, switch locks, padlocks, latches, handles and specialty hardware parts. The cost of the Royal acquisition was $6,991,000, inclusive of transaction costs, plus the assumption of $775,000 in current liabilities.

Both of the above acquisitions have been accounted for using the purchase method. The acquired businesses are included in the consolidated operating results of the Company from the date of acquisition. Neither the actual results nor the pro forma effects of these acquisitions are material to the Company's financial statements.

In October 2006, the Company's common stock was split 3-for-2. The effect of this stock split is reflected in all applicable share data and per share data in this Annual Report on Form 10-K.

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

Security Products

The Security Products segment, made up of Greenwald Industries, Illinois Lock Company/CCL Security Products/Royal Lock, World Lock Company Ltd. and World Security Industries Ltd.--is a leading manufacturer of security products. This segment manufactures electronic and mechanical locking devices, both keyed and keyless, for the computer, electronics, vending and gaming industries. The segment also supplies its products to the luggage, furniture, laboratory equipment and commercial laundry industries. Greenwald manufactures and markets coin acceptors and other coin security products used primarily in the commercial laundry markets, as well as hardware and accessories for the appliance industry. In addition, the segment provides a new level of security for the access control, municipal parking and vending markets through the use of "smart card" technology.

Greenwald's products include timers, drop meters, coin chutes, money boxes, meter cases, smart cards, value transfer stations, smart card readers, card management software, access control units, oven door latches, oven door switches and smoke eliminators. Illinois Lock Company/CCL Security Products/Royal Lock sales include cabinet locks, cam locks, electric switch locks, tubular key locks and combination padlocks. Many of the products are sold under the names SEARCHALERT(TM), PRESTOSEAL(TM), DUO, X-STATIC(R), EXCALIBUR(TM), WARLOCK(TM), LITE LOCK(TM), SESAMEE(R), BIG TAG(R), PRESTOLOCK(R) and HUSKI(TM). These products are sold to original equipment manufacturers, distributors, route operators, and locksmiths via in-house salesmen and outside sales representatives. Sales efforts are concentrated through national and regional sales personnel where greater representation of our diverse product lines can be promoted across a variety of markets.

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

Typical products include mine roof support anchors, couplers for railroad braking systems, adjustable clamps for construction and fittings for electrical installations. Mine roof support anchors are sold to distributors and directly to mines, while specialty castings are sold to original equipment manufacturers.

Although there continues to be a need for the highly engineered proprietary mine roof support products produced by this segment of the Company, changes in mining technology continue to decrease demand for mechanical anchoring systems. Intense competition from foreign countries has adversely affected competing effectively in the contract castings market. As a result, the Company began to phase out of its low-margin contract castings business and concentrate on its proprietary mine roof support systems. To offset declines in the demand for malleable iron castings, the Company has invested in equipment for the production and marketing of ductile iron castings.

General

Raw materials and outside services were readily available from domestic sources for all of the Company's segments during 2006 and are expected to be readily available in 2007 and the foreseeable future. The Company also obtains materials from Asian affiliated and nonaffiliated sources. The Company has not experienced any significant problems obtaining material from its Asian sources in 2006 and does not expect any such problems in 2007. In 2006, the Company experienced significant price increases for zinc, brass and stainless steel, used mainly in the Industrial Hardware and Security Products segments, as well as scrap iron used in the Metal Products segment. These higher prices had a negative impact on gross margin in 2006, and will continue to negatively impact gross margin in 2007, if prices do not stabilize.

Patent protection for the various product lines within the Company is limited, but is sufficient to protect the Company's competitive positions. Foreign sales and license agreements are not significant.

None of the Company's business segments are seasonal.

The Company, across all its business segments, has increased its emphasis on sales and customer service by fulfilling the rapid delivery requirements of our customers. As a result, investments in additional inventories are made on a selective basis.

Customer lists for all business segments are broad-based geographically and by markets and sales are generally not highly concentrated by customer. However, due to the military Humvee retro-fit contract, one customer in the Industrial Hardware Segment accounted for approximately 15% of total sales in 2006. No other customers exceeded 10% or more of the Company's consolidated sales for the year ended December 30, 2006. Following the completion of the Humvee retro-fit contract in April 2007, if additional military orders are not received, the Company anticipates sales in the second quarter of 2007 would be in the range of 10% - 20% above the second quarter of 2006.

The dollar amount of the backlog of orders received by the Company is believed to be firm as of fiscal year ended December 30, 2006 at $37,929,000, as compared to $17,219,000 at December 31, 2005. The primary source of the increase from 2005 to 2006 are orders related to the military Humvee retro-fit program.

The Company encounters competition in all of its business segments. The Company has been successful in dealing with this competition by offering high quality diversified products with the flexibility of meeting customer needs on a timely basis. This is accomplished by effectively using internal engineering resources, cost effective manufacturing capabilities, expanding product lines through product development and acquisitions and maintaining sufficient inventory for fast turnaround of customer orders. However, imports from Asia and Latin America with favorable currency exchange rates and low cost labor have created additional competitive pressures. The Company currently utilizes three wholly-owned subsidiaries in Asia to help offset offshore competition.

Research and development expenditures in 2006 were $1,354,000 and represented approximately 1% of gross revenues. In 2005 and 2004 they were $1,150,000 and $1,167,000, respectively. The research costs are primarily attributable to the Greenwald division, where ongoing research, in both the mechanical and smart card product lines, is necessary in order to remain competitive and to continue to provide technologically advanced smart card systems. Other research projects include the development of various locks, transportation and industrial hardware products.

The Company does not anticipate that compliance with federal, state or local environmental laws or regulations will have a material effect on the Company's capital expenditures, earnings or competitive position.

The average number of employees in 2006 was 695.

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

Financial information about foreign and domestic operations' revenues and identifiable assets is included in Note 12 to the Company's financial statements, included at Item 8 of this Annual Report on Form 10-K. Information about risks attendant to the Company's foreign operations is set forth at Item 1A of this Annual Report on Form 10-K.

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


ITEM 1A    RISK FACTORS

In addition to the other information contained in this Form 10-K and the exhibits hereto and the Company's other filings with the SEC, the following risk factors should be considered carefully in evaluating the Company's business. The Company's business, financial condition or results of operation could be materially adversely affected by any of these risks or additional risks not presently known to the Company, or by risks the Company currently deems immaterial which may also adversely affect its business, financial condition, or results of operations, such as: changes in the economy, including changes in inflation, tax rates and interest rates, risk associated with possible disruption in the Company's operations due to terrorism and other manmade or natural disasters, future regulatory actions, legal issues or environmental matters, loss of, or changes in, executive management and changes in accounting standards which are adverse to the Company. Also, there can be no assurance that the Company has correctly identified and appropriately assessed all factors affecting our business or that information publicly available with respect to these matters is complete and correct.

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

INCREASES IN THE PRICE OR REDUCED AVAILABILITY OF RAW MATERIALS.

Raw materials needed to manufacture products are obtained from numerous suppliers. Under normal market conditions, these raw materials are readily available on the open market from a variety of producers. However, from time to time the prices and availability of these raw materials fluctuate, which could impair the Company's ability to procure the required raw materials for our operations or increase the cost of manufacturing our products. If the price of raw materials increases, the Company may be unable to pass these increases on to its customers and could experience reduction to its profit margins. Also, any decrease in the availability of raw materials could impair our ability to meet production requirements in a timely manner.

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

THE COMPANY WILL BE REQUIRED TO EVALUATE ITS INTERNAL CONTROL OVER FINANCIAL REPORTING UNDER SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002.

As of December 31, 2006, the Company is a "non-accelerated filer" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Pursuant to current reporting requirements, the Company expects to be an "accelerated filer", as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, and will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 beginning with our Annual Report on Form 10-K for fiscal year end 2007. Section 404 will require the Company to include in its report management's assessment of the effectiveness of the Company's internal control over financial reporting as of the end of the fiscal period for which the Company is filing its 10-K. This report must also include disclosure of any material weaknesses in internal control over financial reporting that the Company has identified. Additionally, the Company's independent registered public accounting firm will be required to issue an attestation report on management's assessment of its internal control over financial reporting and their evaluation of the operating effectiveness of the Company's internal control over financial reporting. The Company's assessment requires it to make subjective judgments and the independent registered public accounting firm may not agree with the Company's assessment. If the Company or its independent registered public accounting firm were unable to complete the assessments within the period prescribed by Section 404 and thus be unable to conclude that the internal control over financial reporting is effective, investors could lose confidence in our reported financial information, which could have an adverse effect on the market price of the Company's common stock or impact the Company's borrowing ability.

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

The uncertainties associated with developing and introducing new products, such as the market demands and the costs of development and production, may impede the successful development and introduction of new products successfully. Acceptance of the new products may not meet sales expectations due to several factors, such as the Company's failure to accurately predict market demand or its inability to resolve technical issues in a timely and cost-effective manner. Additionally, the inability to develop new products on a timely basis could result in the loss of business to competitors.

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

THE COMPANY MAY NOT BE ABLE TO REACH ACCEPTABLE TERMS FOR CONTRACTS NEGOTIATED WITH ITS LABOR UNIONS AND BE SUBJECT TO WORK STOPPAGES OR DISRUPTION OF PRODUCTION.

During 2007, union contracts covering 32% of the total workforce of the Company will expire. The Company has been successful in negotiating new contracts over the years, but cannot guarantee that will continue. Failure to negotiate new union contracts could result in disruption of production, inability to deliver product or a number of unforeseen circumstances, any of which could have an unfavorable material impact on the Company's results of operations or financial statements.


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

THE INDUSTRIAL HARDWARE GROUP INCLUDES THE FOLLOWING:

The Eberhard Manufacturing Division in Strongsville, Ohio owns 9.6 acres of land and a building containing 138,000 square feet, located in an industrial park. The building is steel frame, one-story, having curtain walls of brick, glass and insulated steel panel. The building has two high bays, one of which houses two units of automated warehousing. The Company has rented additional space in an adjacent building to fulfill space requirements for the current military contracts.

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

The Canadian Commercial Vehicles Corporation, a wholly-owned subsidiary in Kelowna, British Columbia, leases 46,500 square feet of building space located in an industrial park. The building is made from brick and concrete, contains approximately 5,400 square feet of office space on two levels and houses a modern paint booth for finishing our products. The building is protected by a F1 rated fire suppression system and alarmed for fire and security. The current lease is renewable annually on January 1st.

The Eastern Industrial Ltd., a wholly-owned subsidiary in Shanghai, China leases brick and concrete buildings containing approximately 45,600 square feet, located in both industrial and commercial areas. A five-year lease was signed in 2003, which expires on September 8, 2008 and is renewable.

The Sesamee Mexicana subsidiary moved into a new facility during 2006 and is leasing 18,000 square feet located in an industrial park in Lerma, Mexico on an open-end basis. The building is steel framed with concrete block and glass curtain walls.

THE SECURITY PRODUCTS GROUP INCLUDES THE FOLLOWING:

The Greenwald Industries Division in Chester, Connecticut owns 26 acres of land and a building containing 120,000 square feet. The building is steel frame, one story, having brick over concrete blocks.

The Illinois Lock Company/CCL Security Products/Royal Lock Division occupies a building containing 44,000 square feet in Wheeling, Illinois. The building is brick and located in an industrial park. In December 2006, the Company purchased this building and land for $2.2 million. This facility had been leased prior to December 2006. The Company is also leasing approximately 10,000 square feet of warehouse space occupied by Royal Lock during the transition into our existing facility.

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


ITEM 3     LEGAL PROCEEDINGS

The Company was a party to a patent infringement suit filed on December 23, 2002 in the U.S. District Court for the Eastern District of Texas, Marshall Division, Civil Action Number 2-03-CV005-TJW. Imonex Services, Inc. (the "Plaintiff") alleged the Company infringed on two of its patents. The Plaintiff was seeking a permanent injunction against the Company's direct and inducing infringement of its patents. The Plaintiff was also seeking an unspecified amount of damages, treble damages for willful infringement, interest on the damages, reimbursement of legal expenses and other such relief as the court deemed just and proper. Although management determined that the suit was without merit, the Company agreed to a mediated settlement of $400,000, which was recorded as a charge to earnings in the second quarter of 2004. In addition to the settlement, the Company incurred approximately $115,000 of legal expenses in 2003 and $398,000 of legal expenses in 2004 relating to this suit. The legal expenses combined with the settlement resulted in charges to earnings, net of taxes, of $484,000, or $0.09 per diluted share, in 2004.

There are no other legal proceedings, other than ordinary routine litigation incidental to the Company's business, to which either the Company or any of its subsidiaries is a party or to which any of their property is the subject.


ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended December 30, 2006.

                                     PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded on the American Stock Exchange (ticker symbol EML). The approximate number of record holders of the Company common stock on December 30, 2006 was 595.

High and low stock prices and dividends for the last two years were:

                          2006                                                           2005
  ---------------------------------------------------           ---------------------------------------------------
                        Market Price                                                   Market Price
  Quarter           High         Low         Dividend           Quarter            High          Low       Dividend
  ---------------------------------------------------           ---------------------------------------------------
  First             $14.67       $12.50         $.07            First             $15.97         $12.87        $.07
  Second             15.10        13.27          .08            Second             15.70          13.33         .07
  Third              18.83        13.70          .08            Third              17.50          14.17         .07
  Fourth             19.40        16.20          .08            Fourth             15.63          12.97         .07

The Company increased the dividend rate by 9% in the second quarter of 2006. The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements, and financial conditions. The payment of dividends is subject to the restrictions of the Company's loan agreement if such payment would result in an event of default. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and
Note 5 to the Company's financial statements included at Item 8 of this Annual Report on Form 10-K.

The following table sets forth information regarding securities authorized for issuance under the Company's equity compensation plans as of December 30, 2006, including the Company's 1989, 1995, 1997 and 2000 plans.


                                                 Equity Compensation Plan Information
-----------------------------------------------------------------------------------------------------------------------------------
                                         Number of securities                                        Number of securities remaining
                                          to be issued upon                                          available for future issuance
                                             exercise of            Weighted-average exercise       under equity compensation plans
                                        outstanding options,           price of outstanding         (excluding securities reflected
Plan category                           warrants and rights       options, warrants and rights                in column (a))
                                        --------------------      ----------------------------      -------------------------------
                                                 (a)                          (b)                                 (c)
Equity compensation plans
  approved by security holders                  629,250(1)                   $9.77                            367,500(2)
Equity compensation plans not
   approved by security holders                 373,500(3)                    8.32                             78,750(4)
                                              ---------                      -----                            -------
Total                                         1,002,750                      $9.23                            446,250
                                              =========                      =====                            =======

     (1) Includes options outstanding under the 1989, 1995 and 2000 plans.
     (2) Includes shares available for future issuance under the 2000 plan.
     (3) Includes options outstanding under the 1997 plan.
     (4) Includes shares available for future issuance under the 1997 plan.

On September 17, 1997 the Compensation Committee of the Board of Directors of the Company adopted The Eastern Company 1997 Directors Stock Option Plan (the "1997 Plan") which by its terms will expire either on September 16, 2007 or upon any earlier termination date established by the Board of Directors. The 1997 Plan authorizes the grant of non-qualified stock options to the non-employee directors of the Company to purchase shares of common stock. The exercise price of any options granted under the 1997 Plan is set by the Compensation Committee. However, all options granted to date under the 1997 Plan have required an exercise price equal to 100% of the fair market value of the shares of common stock of the Company on the date of grant. On December 15, 1999, the Board of Directors approved an increase in the total number of shares of common stock which may be issued under options granted under the 1997 Plan from 337,500 shares to 487,500 shares.

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

There were no issuer purchases of equity securities in 2006. The Company does not have any share repurchase plans or programs.

STOCK PERFORMANCE GRAPH

The following graph sets forth the Company's cumulative total shareholder return based upon an initial $100 investment made on December 31, 2001 (i.e., stock appreciation plus dividends during the past five fiscal years) compared to the Wilshire 5000 Index and the S&P Industrial Machinery Index.

The Company manufactures and markets a broad range of locks, latches, fasteners and other security hardware that meets the diverse security and safety needs of industrial and commercial customers. Consequently, while the S&P Industrial Machinery Index being used for comparison is the standard index most closely related to the Company, it does not completely represent the Company's products or market applications. The Wilshire 5000 is a market index made up of 5,000 publicly-traded companies, including those having both large and small capitalization.

               [CHART OF CUMULATIVE TOTAL RETURN APPEARS HERE]


                                Dec-01     Dec-02    Dec-03    Dec-04    Dec-05    Dec-06

  Eastern Co.                     $100      $ 95      $139      $183      $182      $277
  Wilshire 5000                   $100      $ 79      $104      $117      $125      $144
  S&P (C) Industrial Machinery    $100      $ 99      $137      $162      $159      $181



 Copyright (C) 2007, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved.

ITEM 6     SELECTED FINANCIAL DATA

                                                              2006           2005          2004          2003           2002
                                                            -----------------------------------------------------------------
INCOME STATEMENT ITEMS (in thousands)
Net sales                                                   $138,465      $109,107      $100,130       $ 88,307      $ 81,337
Cost of products sold                                        103,882        84,375        74,999         66,719        60,637
Depreciation and amortization                                  3,746         3,460         3,461          3,619         3,565
Interest expense                                               1,098         1,014         1,044          1,303         1,716
Income before income taxes                                    14,846         7,020         6,829          5,390         4,734
Income taxes                                                   5,187         2,653         2,071          2,028         1,442
Net income                                                     9,659         4,367         4,758          3,362         3,292
Dividends                                                      1,715         1,600         1,596          1,593         1,598

BALANCE SHEET ITEMS (in thousands)
Inventories                                                 $ 28,043      $ 20,768      $ 20,478       $ 16,927      $ 16,345
Working capital                                               35,546        31,223        26,692         24,894        25,600
Property, plant and equipment, net                            25,816        22,397        23,907         24,930        25,050
Total assets                                                 103,485        81,622        78,072         74,617        76,133
Shareholders' equity                                          54,391        46,172        43,817         40,508        37,903
Capital expenditures                                           6,722         1,750         2,062          2,763         1,560
Long-term obligations, less current portion                   17,507        12,384        11,805         15,815        18,921

PER SHARE DATA
Net income per share
   Basic                                                    $   1.76      $    .80      $    .87       $    .62      $    .60
   Diluted                                                      1.67           .75           .85            .61           .60
Dividends                                                        .31           .29           .29            .29           .29
Shareholders' equity (Basic)                                    9.94          8.47          8.05           7.46          6.96

Average shares outstanding: Basic                          5,474,137     5,455,073     5,441,312      5,430,890     5,446,917
                            Diluted                        5,768,108     5,828,837     5,618,552      5,488,448     5,521,626

The information in the table above reflects a 3-for-2 stock split effective October 2006.



ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

Net sales for 2006 increased 27% to $138.5 million from $109.1 million in 2005. Net income increased 121% to $9.7 million, or $1.67 per diluted share, from $4.4 million, or $0.75 per diluted share in 2005. Net sales and net income were favorably impacted by shipments of approximately $19 million from the Industrial Hardware segment to fulfill orders received in September 2006 to produce door latching components for a military project to up-armor existing Humvees. Shipments toward fulfillment of that military project are expected to continue through April of 2007. Net sales in the Industrial Hardware segment increased approximately 40% in 2006. Sales increased in the Security Products segment by 13%, resulting from the combined acquisitions of Royal Lock and Summit Manufacturing which contributed 5% of the increases and increases in existing operations of 8%. The Metal Products segment also experienced an increase in sales of 19%, resulting from increased shipments of both malleable and ductile iron products.

The following table shows, for the fourth quarter of 2006 and 2005, selected line items from the consolidated statements of income as a percentage of net sales, by segment.

                                                                     2006 Fourth Quarter
                                                      -----------------------------------------------------
                                                      Industrial      Security        Metal
                                                       Hardware       Products       Products        Total
                                                      -----------------------------------------------------
       Net sales                                         100.0%        100.0%         100.0%          100.0%
       Cost of products sold                              63.4%         76.0%         103.3%           69.8%
       Gross margin                                       36.6%         24.0%          -3.3%           30.2%

       Selling and administrative expense                  9.3%         16.7%           8.8%           11.3%
       Operating profit                                   27.3%          7.3%         -12.1%           18.9%

                                                                     2005 Fourth Quarter
                                                      -----------------------------------------------------
                                                      Industrial      Security        Metal
                                                       Hardware       Products       Products        Total
                                                      -----------------------------------------------------
       Net sales                                         100.0%         100.0%        100.0%          100.0%
       Cost of products sold                              75.1%          72.6%         96.9%           76.2%
       Gross margin                                       24.9%          27.4%          3.1%           23.8%

       Selling and administrative expense                 14.6%          17.6%          9.6%           15.3%
       Operating profit                                   10.3%           9.8%         -6.5%            8.5%


The following table shows the amount of change from the fourth quarter of 2005 to the fourth quarter of 2006 in sales, cost of products sold, gross margin, selling and administrative expenses and operating profit, by segment (dollars in thousands):

                                        Industrial         Security             Metal
                                         Hardware          Products           Products            Total
                                       ------------------------------------------------------------------
        Net sales                       $  18,189        $   2,598           $      729        $  21,516
                Volume                      -6.0%            19.3%                19.2%             6.8%
                Prices                       0.0%            -0.4%                 0.6%            -0.1%
                New Products               136.2%             3.8%                 6.1%            69.6%
                                           -----             ----                 ----           ------
                                           130.2%            22.7%                25.9%            76.3%

       Cost of products sold            $   9,909        $   2,366           $      932        $  13,207
                                            94.5%            28.5%                34.2%            61.4%

       Gross margin                     $   8,280        $     232           $     (203)       $   8,309
                                           237.8%             7.4%              -234.4%           123.9%

       Selling and administrative
       expenses                         $     947        $     333           $       42        $   1,322
                                            46.5%            16.5%                15.7%            30.6%

       Operating profit                 $   7,333        $    (101)          $     (245)       $   6,987
                                           507.3%            -9.0%              -134.3%           293.3%

Net sales in the fourth quarter of 2006 increased 76% to $49.7 million from $28.2 million a year earlier. Net income for the quarter increased 335% to $5.6 million (or $.96 per diluted share) from $1.3 million (or $.23 per diluted share) a year earlier.

Gross margin for the fourth quarter of 2006 improved 124% from the fourth quarter of 2005. Higher sales volume which resulted in better utilization of production capacity mainly in the Industrial Hardware segment was the main reason for the improvement. Gross margin was negatively impacted by cost increases for raw materials and increased payroll and payroll related charges in all three of our business segments.

Selling and administrative expenses for the fourth quarter of 2006 increased 30.6% compared to the prior year quarter due to higher payroll and payroll related charges for all business segments and increased amortization of intangibles associated with the Royal Lock and Summit Manufacturing acquisitions.

In 2006, the Company continued to experience increased costs related to the required compliance with Section 404 of the Sarbanes-Oxley Act. The fees paid during 2006 for assistance with the documentation required by Section 404 were approximately $145,000, which does not include the cost of internal personnel. The Company has completed the documentation phase of its process and will incur additional costs in 2007 for third party testing of its internal control procedures. Based on the Company's current public float and current regulations, the Company will be required to report on its internal controls in the 2007 Form 10-K, which will be filed in March 2008. Future attestation fees, for work to be completed by the independent registered public accounting firm, are projected to be in the range of $230,000 - $350,000.

The Company adopted SFAS 123R, Share Based Payment (as Amended) effective January 1, 2006. SFAS 123R eliminates the alternative to use the intrinsic value method of accounting that was provided for in SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees and directors to the extent issued at fair market value. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting generally for all share-based payment transactions with employees. SFAS 123R does not require the recording of compensation expense in periods prior to the date of adoption. As no stock options were granted in 2006 and, as all options granted prior to January 1, 2006 were fully vested, there was no impact on the current year financial statements.

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

On December 30, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("SFAS No. 158"), which was issued by the FASB in September 2006. This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. As allowed under SFAS 158, the Company did not adopt the measurement date provision in 2006. The Company will adopt the measurement date provision by 2008 as required.

In June 2006, the FASB issued Interpretation No. 48 ("FIN 48") Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109 ("SFAS 109"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 details how companies should recognize, measure, present, and disclose uncertain tax positions that have been or are expected to be taken. As such, financial statements will reflect expected future tax consequences of uncertain tax positions presuming the taxing authorities' full knowledge of the position and all relevant facts. We are currently analyzing the effect of FIN 48 on our financial statements. The Company will adopt FIN 48 in the first quarter of 2007.

In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108 ("SAB 108"), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 eliminates the diversity of practice surrounding how public companies quantify financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. SAB 108 must be applied to annual financial statements for their first fiscal year ending after November 15, 2006. The application of SAB 108 did not have a material impact on our financial condition or results of operations.

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. We have not yet determined the impact that the implementation of SFAS No. 157 will have on our results of operations or financial condition. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

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

The discount rate used is based on comparisons to the Moody's Aa Corporate Bond index, as well as a hypothetical yield curve that creates a reference portfolio of high quality corporate bonds whose payments mimic the plan's benefit payment stream. The expected long-term rate of return on assets is developed with input from the Company's actuarial firms. Also considered is the Company's historical experience with pension fund asset performance in comparison with expected returns. The long-term rate-of-return assumption used for determining net periodic pension expense for 2006 was 8.5%. The Company reviews the long-term rate of return each year. Future actual pension income and expense will depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in the Company's pension plans.

The Company expects to make cash contributions to its pension plans of approximately $2.1 million in 2007.

RESULTS OF OPERATIONS

Fiscal 2006 Compared to Fiscal 2005

The following table shows, for 2006 and 2005, selected line items from the consolidated statements of income as a percentage of net sales, by segment.

                                                                                      2006
                                                           --------------------------------------------------------
                                                            Industrial     Security         Metal
                                                             Hardware      Products        Products         Total
                                                           --------------------------------------------------------
       Net sales                                               100.0%        100.0%          100.0%          100.0%
       Cost of products sold                                    70.5%         74.2%          104.2%           75.0%
       Gross margin                                             29.5%         25.8%           -4.2%           25.0%

       Selling and administrative expense                       12.1%         16.8%            9.9%           13.6%
       Operating profit                                         17.4%          9.0%          -14.1%           11.4%


                                                                                      2005
                                                           --------------------------------------------------------
                                                            Industrial     Security         Metal
                                                             Hardware      Products        Products         Total
                                                           --------------------------------------------------------
       Net sales                                               100.0%        100.0%          100.0%          100.0%
       Cost of products sold                                    75.6%         72.1%          107.2%           77.3%
       Gross margin                                             24.4%         27.8%           -7.2%           22.7%

       Selling and administrative expense                       14.7%         17.5%            9.8%           15.4%
       Operating profit                                          9.7%         10.3%          -17.0%            7.3%


The following table shows the amount of change from 2005 to 2006 in sales, cost of products sold, gross margin, selling and administrative expenses and operating profit, by segment (dollars in thousands):

                                            Industrial          Security            Metal
                                             Hardware           Products           Products           Total
                                           -----------------------------------------------------------------
        Net sales                           $  21,590         $   5,743            $  2,025       $  29,358
                Volume                          -1.9%             11.3%               12.5%            4.9%
                Prices                           0.0%              0.0%                0.6%            0.0%
                New Products                    42.0%              1.7%                5.4%           22.0%
                                                ----              ----                ----            ----
                                                40.1%             13.0%               18.5%           26.9%

        Cost of products sold               $  12,533         $   5,181            $  1,793       $  19,507
                                                30.8%             16.2%               15.3%           23.1%

        Gross margin                        $   9,057         $     562            $    232       $   9,851
                                                68.8%              4.5%               29.7%           39.8%

        Selling and
        administrative expenses             $   1,178         $     624            $    211       $   2,013
                                                14.9%              8.0%               19.6%           12.0%


        Operating profit                    $   7,879         $     (62)           $     21       $   7,838
                                               150.6%             -1.4%                1.2%           98.5%

INDUSTRIAL HARDWARE SEGMENT

Net sales in the Industrial Hardware segment were up 40.1% in 2006 from the 2005 level. New product introductions, mainly the component parts for the Humvee retrofit program, were responsible for the increase in sales for this segment. All of the new products were internally developed and offered to the variety of markets we service including: military, utility truck, vehicular accessories and recreational vehicles. New products included retrofit components for military Humvees, a hidden hinge used on service truck bodies, a three point handle assembly and a star wheel rotary assembly for the truck accessory market and pickup truck camper shell used in the emergency vehicle market as well as an assortment of handles and latches used in many of the markets we sell to. Sales volume of existing products was up in all but two of the markets we service - truck trailers and van bodies. Sales at the Company's Mexican subsidiary increased 12% from 2005 primarily due to economic growth in Mexico.

Cost of products sold for the Industrial Hardware segment increased 30.8% from 2005 to 2006. In addition to manufacturing costs associated with the higher volume of sales, the major factor causing the increase was the higher costs of raw materials.

Gross margin as a percentage of net sales increased from 24.4% to 29.5%, which is a direct result of the significant increase in sales volume resulting in more efficient utilization of our existing facilities.

Selling and administrative expenses increased 14.9% from 2005 levels due to increases in payroll and payroll related charges.

SECURITY PRODUCTS SEGMENT

Net sales in the Security Products segment increased 13.0% from 2005 to 2006. Increased sales volume of existing products in our core lock business coupled with the acquisitions of Royal Lock and Summit Manufacturing, more than offset declines in sales volume of our commercial laundry products. Volume decreases occurred in traditional laundry products such as drop meters and meter cases as well as the newer "smart card" systems. Most of the 2006 decline in "smart card" systems was due to a retro-fit of card systems in 2005. In addition to the oven latch line from the Summit Manufacturing acquisition, new products were mainly lock related, such as: a car carrier clamp assembly, an L-handle for a sportrack and an electric car lock set used in the automotive accessories market as well as a variety of other lock products for various markets.

Cost of products sold for the Security Products segment increased 16.2% from 2005 to 2006. Most of the increase in cost of products sold was directly proportionate to the increase in sales. The major item that outpaced the increased sales level were raw material costs, which we were not able to be recover through increased prices due to the competitive nature of many of the markets we sell to.

Gross margin decreased from 27.8% to 25.8% as a percentage of net sales for the Security Products segment resulting from the higher manufacturing costs, mainly raw materials, as well as a change in product mix.

Selling and administrative expenses increased 8.0% from the same period a year ago due to higher costs for payroll and payroll related charges, advertising expenses and amortization of intangibles associated with the acquisitions of Royal Lock and Summit Manufacturing.

METAL PRODUCTS SEGMENT

Net sales in the Metal Products segment increased 18.5% from 2005 to 2006. Sales of mine products increased 20% in 2006 compared to 2005, while sales of contract casting products increased 16% from 2005. In 2006, sales of mine roof supports increased in both the U.S. and Canadian markets. Shipments of ductile iron castings increased 35% to 973 tons in 2006 from 723 tons in 2005. The Company continued its marketing efforts to sell mine roof anchor products in Australia and China. Sales of new products in 2006 included a new mine roof anchor for the Canadian market and a variety of dome nuts for use in underground mining applications.

Cost of products sold decreased as a percentage of net sales due mainly to higher sales volume. Cost increases were experienced for raw materials, payroll and payroll related charges, supplies and tools and equipment maintenance. In order to improve the efficiency of producing ductile iron castings, the Company installed a new automatic pouring system designed specifically for ductile iron in July 2006. The Company experienced higher costs than anticipated with the start-up of the equipment and did not start achieving the anticipated improvement in pouring efficiency until late in the fourth quarter of 2006.

Gross margin in the Metal Products segment improved slightly as a percentage of net sales mainly due to higher sales volume resulting in better utilization of production facilities and product mix.

Selling and administrative expenses in the Metal Products segment increased 19.6% from 2005 to 2006, due to increases in payroll and payroll related charges, advertising and travel expenses.

Other Items

The following table shows the amount of change from 2005 to 2006 in other items (dollars in thousands):

                                             Total
                                            -------
             Interest expense               $    84
                                               8.2%

             Other income                   $    72
                                              92.0%

             Income taxes                   $ 2,534
                                              95.5%

Interest expense increased from 2005 to 2006 primarily due to the increased level of debt associated with the amended Loan Agreement, which is discussed in
Note 5 in Item 8 of this Form 10-K.

Other income increased from 2005 to 2006 due to a gain on the termination of a swap agreement, which is discussed in Note 5 in Item 8 of this Form 10-K.

Income taxes - the effective tax rate decreased in 2006 to 35% from the 38% rate in 2005. The decrease is the result of a change in the mix of U.S and foreign income, as well as a change in the mix of U.S. earnings in states with lower income tax rates.

FISCAL 2005 COMPARED TO FISCAL 2004

The following table shows, for 2005 and 2004, selected line items from the consolidated statements of income as a percentage of net sales, by segment.

                                                                                      2005
                                                          --------------------------------------------------------
                                                            Industrial     Security         Metal
                                                             Hardware      Products        Products         Total
                                                          --------------------------------------------------------
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



                                                                                      2004
                                                          --------------------------------------------------------
                                                            Industrial     Security         Metal
                                                             Hardware      Products        Products         Total
                                                          --------------------------------------------------------
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





The following table shows the amount of change from 2004 to 2005 in sales, cost of products sold, gross margin, selling and administrative expenses and operating profit, by segment (dollars in thousands):


                                            Industrial          Security           Metal
                                             Hardware           Products          Products           Total
                                          ------------------------------------------------------------------
        Net sales                           $  7,853           $  1,901            $   (777)        $  8,977
                Volume                          4.3%               1.8%               -6.4%             2.0%
                Prices                          3.2%               1.1%               -0.3%             1.9%
                New Products                    9.6%               1.6%                0.1%             5.1%
                                               ----               ----                ----             ----
                                               17.1%               4.5%               -6.6%             9.0%

        Cost of products sold               $  7,352           $  1,631            $    392         $  9,375
                                               22.1%               5.4%                3.5%            12.5%


        Gross margin                        $    501           $    270            $ (1,169)        $   (398)
                                                4.0%               2.2%             -302.8%            -1.6%

        Selling and administrative
        expenses                            $    204           $   (847)           $    139         $   (504)
                                                2.6%              -9.8%               14.9%            -2.9%


        Operating profit                    $    297           $  1,117            $ (1,308)        $    106
                                                6.0%              32.2%             -238.7%             1.3%


INDUSTRIAL HARDWARE SEGMENT

Net sales in the Industrial Hardware segment were up 17.1% in 2005 from the 2004 level. New product introductions were responsible for over half of the increase in sales for this segment. All of the new products were internally developed and aimed at a variety of the markets we service including: military, utility truck, vehicular accessories and recreational vehicles. New products included a retro-fit kit for the military Humvee, a remote power lock kit for utility truck bodies, a trailer ramp and pickup truck camper for the recreational vehicle markets and an assortment of handles and latches used in many of the markets we sell to. Sales volume of existing products was up in all but two of the markets we service - truck accessories and van bodies. Sales volume increased 37% for "sleeper boxes" for the Class 8 trailer truck market, a product resulting from the Canadian Commercial Vehicles acquisition in 2002. Sales at the Company's Mexican subsidiary increased 17% from 2004 primarily due to economic growth in Mexico. Price increases generally offset higher raw material and production costs and did not result in an increase in gross margins.

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


METAL PRODUCTS SEGMENT

Net sales in the Metal Products segment were down 6.6% from 2004 to 2005. Sales of mine products were comparable for both years. Although sales of contract casting products declined 19% in 2005, shipments of ductile iron castings more than doubled from 324 tons in 2004 to 723 tons in 2005. In 2005, the Company added a salesman in Canada to focus on the Canadian mining business which resulted in increased business in 2006. We also expanded our marketing efforts for our mine roof anchor products into Australia and China. Late in the second quarter of 2005, we completed our testing at a technology and authentication meeting in Changzhi, China which was sponsored by the China University of Mining and Technology. The China mining association approved our products for use in the China mining industry, stating that our products represented superior technology.

Cost of products sold increased as a percentage of net sales mainly due to the fixed costs associated with the Metal Products segment. While costs related to volume declined, such as payroll and payroll related charges, supplies and tools and maintenance and repairs, increases were experienced in insurance costs and utilities. Rates for both natural gas and electricity increased 47% and 14%, respectively. The division also was negatively impacted by the higher labor cost of manually pouring ductile iron. As part of the Company's longer term strategy of reducing the dependence on only pouring malleable iron, the Company determined that it can also produce quality ductile iron castings. In order to improve the efficiency of producing ductile iron castings, the Company installed a new automatic pouring system designed specifically for ductile iron in July of 2006.

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


Other Items

The following table shows the amount of change from 2004 to 2005 in other items (dollars in thousands):

                                             Total
                                            -------
             Interest expense               $   (30)
                                              -2.9%

             Other income                   $    55
                                             240.8%

             Income taxes                   $   582
                                              28.1%

Interest expense decreased from 2004 to 2005 primarily due to the new interest rate swap contract associated with the amended Loan Agreement, which is discussed in Note 4 in Item 8 of the 2005 Form 10-K. This swap contract fixed the rate at 4.61% compared to the old swap contract rate of 9.095%.

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


LIQUIDITY AND SOURCES OF CAPITAL

The Company's financial position remained strong throughout 2006. The primary source of the Company's cash is earnings from operating activities adjusted for cash generated from or used for net working capital. The most significant recurring non-cash items included in income are depreciation and amortization expense. Changes in working capital fluctuate with the changes in operating activities. As sales increase, there generally is an increased need for working capital. Since increases in working capital reduce the Company's cash, management attempts to keep the Company's investment in net working capital at a reasonable level by closely monitoring inventory levels (by matching production to expected market demand), keeping tight control over the collection of receivables, and optimizing payment terms on its trade and other payables.

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

                                                          2006          2005          2004
                                                         ----------------------------------
        Current ratio                                      2.5           3.3           2.9
        Average days' sales in accounts receivable          46            48            47
        Inventory turnover                                 3.7           4.1           3.7
        Ratio of working capital to sales                 25.7%         28.6%         26.7%
        Total debt to shareholders' equity                37.9%         34.2%         36.1%

At December 30, 2006, December 31, 2005, and January 1, 2005, the Company had cash and cash equivalents of $3.1 million, $6.3 million and $4.4 million, respectively, and working capital of $35.5 million, $31.2 million and $26.7 million, respectively.

Net cash provided by operating activities was $7.9 million in 2006 compared to $5.2 million in 2005 and $4.9 million in 2004. The $2.7 million increase from 2005 to 2006 is primarily the result of the increase in earnings in 2006, as well as changes in the components of working capital. The $0.3 million increase from 2004 to 2005 related primarily to changes in the components of working capital. During 2006, working capital used $5.6 million in cash as a result of increased sales activity, primarily in the 4th quarter of the year. Increases in accounts receivable and inventory accounted for $14.4 million of cash usage while increases in accounts payable, accrued compensation and other accrued expenses provided $8.9 million in cash. In 2005, working capital used $2.7 million in cash as a result of increased sales activity. Accounts receivable accounted for most of the increase, rising $2.2 million. In 2004, working capital used approximately $3.6 million in cash as a result of increased sales activity. Included in this amount were a $3.3 million increase in inventories and a $1.6 million increase in accounts receivable, offset by a $500,000 increase in accounts payable and an $800,000 increase in accrued compensation.

During 2006, 2005 and 2004 the Company used $14.2, $1.7 and $2.0 million of cash in investing activities, respectively. In 2006, the Company made two small acquisitions which used approximately $7.5 million in cash. The remaining $6.7 million in 2006 and virtually all of the amounts for 2005 and 2004 related to the purchase of fixed assets. Significant purchases in 2006 included $2.2 million of land and building for one of the Company's Security Products Segment manufacturing facilities, approximately $600,000 in new equipment purchases related to a significant contract received by the Industrial Hardware Segment, and approximately $570,000 for an automatic pouring system for ductile iron for the Metal Products Segment. The Company expects capital expenditures for 2007 to be approximately $4.5 million to $5.5 million.

Net cash provided by financing activities in 2006 totaled approximately $3.2 million. This was the result of the Company's restructuring of its outstanding debt in order to provide cash for the business and fixed asset acquisitions previously described above. See additional details concerning debt below. Net cash used by financing activities totaled $1.6 million and $3.4 million in 2005 and 2004, respectively. During 2005, the Company borrowed an additional $3.0 million on its revolving credit facility to cover short-term cash requirements. Principal payments of long-term debt amounted to $3.0 million and $2.0 million in 2005 and 2004, respectively.

The Company leases certain equipment and buildings under cancelable and non-cancelable operating leases expiring at various dates up to 10 years. Rent expense amounted to approximately $945,000, $826,000 and $642,000 in 2006, 2005 and 2004, respectively.

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

In addition, the Company increased the maximum amount available under the revolving credit portion from $7,500,000 to $12,000,000 and renewed and extended the maturity date to September 22, 2009. The revolving credit portion has a variable quarterly commitment fee ranging from 0.10% to 0.25% based on operating results. As of December 30, 2006, the quarterly fee is 0.15% on the unused portion.

The interest rates on the term and the revolving credit portions of the Loan Agreement vary. The interest rates may vary based on the LIBOR rate plus a margin spread of 1.0% to 1.65% for the term portion and 1.0% to 1.6% for the revolving credit portion. The margin rate spread is based on operating results calculated on a rolling-four-quarter basis. The Company may also borrow funds at the lender's prime rate. On December 30, 2006, the interest rate on the term portion of the Loan Agreement was 6.62%.

Also on September 22, 2006, the Company terminated its interest rate swap contract with the lender. At the time of termination, the notional amount was $9,468,750, which was equal to 75% of the outstanding balance of the term loan on that date. As a result of the termination, the Company received $73,100 of cash which was included in other income. The Company had originally entered into the interest rate swap contract with an original notional amount of $11,793,750 which was equal to 75% of the outstanding balance of the term loan on August 11, 2005. The notional amount began to decrease on a quarterly basis beginning October 3, 2005 following the principal repayment schedule of the term portion of the Loan Agreement. The Company had a fixed interest rate of 4.61% on the swap contract and paid the difference between the fixed rate and LIBOR when LIBOR was below 4.61% and received interest when the LIBOR rate exceeded 4.61%.

On November 2, 2006, the Company entered into an interest rate swap contract with the lender with an original notional amount of $20,000,000 (notional amount $20,000,000 on December 30, 2006), which was equal to 100% of the outstanding balance of the term loan on that date. The notional amount will decrease on a quarterly basis beginning January 2, 2007 following the principal repayment schedule of the term loan. The Company has a fixed interest rate of 5.25% on the swap contract and will pay the difference between the fixed rate and LIBOR when LIBOR is below 5.25% and will receive interest when the LIBOR rate exceeds 5.25%.

On August 1, 2005, the Company had also amended the Loan Agreement. The amendment renewed and extended the maturity of the revolving credit loan from July 1, 2005 to August 1, 2007 and restructured and increased the existing balance of the term loan into a new five (5) year term loan. The additional $4,000,000 proceeds from the term loan were used to pay down the balance on the revolving credit agreement at that time.

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

The Company's loan covenants restrict it from incurring any indebtedness (from any person other than the lender) that exceeds the aggregate sum of $1.5 million, or that exceeds $1.0 million in any single transaction, without the express consent of the lender or until the full payment of the current obligation has been made. The loan covenants also prohibit the Company from paying any dividends in the event the payment would result in a default under the terms of the Loan Agreement.

Tabular Disclosure of Contractual Obligations

The Company's known contractual obligations as of December 30, 2006, are shown below:

                                                                                        Payment due by period
                                                                            Less than                               More than 5
         Contractual Obligations (in thousands)                 Total        1 Year      1-3 Years    3-5 Years        Years
                                                               -------      --------     ---------    ---------       -------
         Long-term debt obligations                           $ 20,000      $  2,857      $  5,714     $  5,714      $  5,715
         Estimated interest on long-term debt
               and capital lease obligations                     4,531         1,300         1,856        1,049           326
         Capital lease obligations                                 619           255           364           -             -

         Operating lease obligations                             1,762           595         1,060          107            -

         Estimated contributions to pension plans                5,324         2,102         2,721          259           242
         Estimated postretirement benefits
               other than pensions                               1,221           165           323          325           408

                                                              --------      --------      --------     --------      --------
         Total                                                $ 33,457      $  7,274      $ 12,038     $  7,454      $  6,691
                                                              ========      ========      ========     ========      ========

The amounts shown in the above table for estimated contributions to pension plans and estimated postretirement benefits other than pensions are based on the assumptions in Note 10 to the consolidated financial statements as well as the assumption that participant counts will remain stable.

The Company does not have any non-cancelable open purchase orders.

At December 30, 2006, the Company maintained a stand-by letter of credit in the amount of $559,000 related to one of its capital leases. This amount is declining on a monthly basis as payments on the lease are made. The stand-by letter of credit reserves that amount from the Company's revolving credit agreement under terms of the capital lease agreement.


ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's foreign manufacturing facilities account for approximately 20% of total sales and 14% of total assets. Its U.S. operations buy from and sell to these foreign affiliates, and also make limited sales (approximately 7% of total sales) to nonaffiliated foreign customers. This trade activity could be affected by fluctuations in foreign currency exchange or by weak economic conditions. The Company's currency exposure is concentrated in the Canadian dollar, Mexican peso, New Taiwan dollar, Chinese RMB and Hong Kong dollar. Because of the Company's limited exposure to any single foreign market, any exchange gains or losses have not been material and are not expected to be material in the future. Had the exchange rate as of December 30, 2006 for all of the listed currencies changed by 1%, the total change in reported earnings would have been less than $20,000. As a result, the Company does not attempt to mitigate its foreign currency exposure through the acquisition of any speculative or leveraged financial instruments. In 2006, a 10% increase/decrease in exchange rates would have resulted in a translation increase/decrease to sales of approximately $2.6 million, and to equity of approximately $1.6 million.

The Company is exposed to interest rate risk with respect to its unsecured Loan Agreement, which provides for interest based on LIBOR plus a spread of up to 1.65%. The spread is determined by a comparison of the Company's operating performance with agreed-upon financial targets. Since the Company's performance depends to a large extent on the overall economy, the interest rate paid by the Company under its Loan Agreement is closely linked to the trend in the U.S. economy. The current interest rate spread is 1.25% on both the term loan portion and the revolving credit line portion of the Loan Agreement. Changes in LIBOR rates will also affect the Company's interest expense. To hedge against future LIBOR rate increases, the Company has an interest rate swap contract on 100% of the term loan principal amount under the Loan Agreement. The interest rate on the swap contract is 5.25% and the swap contract expires on September 22, 2013. The notional amount of the swap contract is reduced on a quarterly basis in accordance with the principal repayment schedule for the term portion of the Loan Agreement. The notional amount of the swap contract was $20.0 million as of December 30, 2006. Therefore, the term debt is not subject to the volatility of short-term interest rates because the entire amount of debt is hedged under the swap contract.

ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Eastern Company

Consolidated Balance Sheets

                                                                                December 30           December 31
                                                                                   2006                  2005
                                                                                -----------           -----------
ASSETS
Current Assets
    Cash and cash equivalents                                                  $   3,101,458         $   6,345,947
    Accounts receivable, less allowances of $319,000 in 2006 and
       $295,000 in 2005                                                           24,859,152            14,825,014

    Inventories:
       Raw materials and component parts                                           8,008,603             9,917,792
       Work in process                                                             6,366,354             4,681,623
       Finished goods                                                             13,667,609             6,168,334
                                                                               -------------         -------------
                                                                                  28,042,566            20,767,749

    Prepaid expenses and other assets                                              2,391,425             2,391,125
    Deferred income taxes                                                            931,641               715,321
                                                                               -------------         -------------
Total Current Assets                                                              59,326,242            45,045,156

Property, Plant and Equipment
    Land                                                                           1,102,628               702,633
    Buildings                                                                     13,687,524            11,802,519
    Machinery and equipment                                                       32,068,499            29,963,621
    Accumulated depreciation                                                     (21,042,934)          (20,072,087)
                                                                               -------------         -------------
                                                                                  25,815,717            22,396,686

Other Assets
    Goodwill                                                                      13,742,160            10,641,532
    Trademarks                                                                       117,959               103,498
    Patents, technology and other intangibles net of accumulated
       amortization                                                                4,216,508             1,946,502
    Interest rate swap asset                                                              -                 32,081
    Intangible pension asset                                                              -                732,554
    Prepaid pension cost                                                             266,358               723,826
                                                                               -------------         -------------
                                                                                  18,342,985            14,179,993
                                                                               -------------         -------------
                                                                               $ 103,484,944         $  81,621,835
                                                                               =============         =============

Consolidated Balance Sheets

                                                                                December 30           December 31
                                                                                   2006                  2005
                                                                                -----------           -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable                                                           $  13,170,491         $  5,599,260
    Accrued compensation                                                           3,098,525            1,527,640
    Other accrued expenses                                                         4,399,358            3,275,159
    Current portion of long-term debt                                              3,111,908            3,420,523
                                                                               -------------         ------------
Total Current Liabilities                                                         23,780,282           13,822,582

Deferred income taxes                                                              1,123,537              895,019
Long-term debt, less current portion                                              17,506,802           12,384,338
Accrued postretirement benefits                                                    1,221,156            2,078,056
Accrued pension cost                                                               5,323,550            6,270,075
Interest rate swap obligation                                                        138,412                   -

Shareholders' Equity
    Voting Preferred Stock, no par value:
       Authorized and unissued: 1,000,000 shares
    Nonvoting Preferred Stock, no par value:
       Authorized and unissued: 1,000,000 shares
    Common Stock, no par value:
       Authorized: 25,000,000 shares
       Issued: 8,012,550 shares in 2006 and 7,992,626 shares in 2005              17,974,115           17,694,851
    Treasury Stock: 2,533,089 shares in 2006 and 2005                            (16,655,041)         (16,655,041)
    Retained earnings                                                             58,279,371           50,335,658

    Accumulated other comprehensive income (loss):
       Foreign currency translation                                                  756,452              818,566
       Unrecognized net pension and postretirement benefit costs, net
          of taxes                                                                (5,875,261)                  -
       Additional minimum pension liability, net of taxes                                 -            (6,042,553)
       Derivative financial instruments, net of taxes                                (88,431)              20,284
                                                                               -------------         ------------
                                                                                  (5,207,240)          (5,203,703)
                                                                               -------------         ------------
Total Shareholders' Equity                                                        54,391,205           46,171,765
                                                                               -------------         ------------
                                                                               $ 103,484,944         $ 81,621,835
                                                                               =============         ============


See accompanying notes.

Consolidated Statements of Income

                                                                                   Year ended
                                                            -----------------------------------------------------
                                                             December 30          December 31           January 1
                                                                 2006                2005                 2005
                                                            -------------        -------------         -----------
Net sales                                                  $   138,465,411     $   109,107,290      $  100,130,158
Cost of products sold                                         (103,881,660)        (84,374,501)        (74,999,119)
                                                           ---------------     ---------------      --------------
Gross margin                                                    34,583,751          24,732,789          25,131,039

Selling and administrative expenses                            (18,789,514)        (16,776,253)        (17,280,348)
                                                           ---------------     ---------------      --------------
Operating profit                                                15,794,237           7,956,536           7,850,691

Interest expense                                                (1,097,640)         (1,014,052)         (1,044,490)
Other income                                                       149,451              77,823              22,838
                                                           ---------------     ---------------      --------------
Income before income taxes                                      14,846,048           7,020,307           6,829,039

Income taxes                                                     5,187,300           2,653,120           2,071,338
                                                           ---------------     ---------------      --------------
Net income                                                 $     9,658,748     $     4,367,187      $    4,757,701
                                                           ===============     ===============      ==============

Earnings per Share:
    Basic                                                           $ 1.76              $  .80              $  .87
                                                           ===============     ===============      ==============

    Diluted                                                         $ 1.67              $  .75              $  .85
                                                           ===============     ===============      ==============

See accompanying notes.


Consolidated Statements of Comprehensive Income

                                                                                     Year ended
                                                              ------------------------------------------------------
                                                               December 30          December 31           January 1
                                                                   2006                2005                 2005
                                                              -------------        -------------         -----------
Net income                                                  $     9,658,748    $      4,367,187      $     4,757,701
Other comprehensive income/(loss) -
    Change in foreign currency translation                          (62,114)            354,762              630,099
    Change in fair value of derivative financial
       instruments, net of income taxes (benefit)
       of ($35,301) in 2006, $75,797 in 2005 and
       $168,000 in 2004                                             (62,092)            116,701              251,638
    Reclassification adjustment for termination of
       derivative financial instrument, net of
       income tax benefit of $26,477                                (46,623)                 -                    -
    Change in additional minimum pension liability
       net of income taxes (benefit) of $927,837 in
       2006, ($584,440) in 2005 and ($227,839) in
       2004                                                       1,466,438            (994,753)            (997,914)
    Effect on net pension and postretirement
       benefit costs related to the adoption of FAS
       158, net of income tax benefit of $734,263
       in 2006                                                   (1,299,146)                 -                    -
                                                            ---------------    ----------------      ---------------
                                                                     (3,537)           (523,290)            (116,177)
                                                            ---------------    ----------------      ---------------
Comprehensive income                                        $     9,655,211    $      3,843,897      $     4,641,524
                                                            ===============    ================      ===============

See accompanying notes.

Consolidated Statements of Shareholders' Equity

                                                        Common         Common         Treasury         Treasury          Retained
                                                        Shares          Stock          Shares           Stock            Earnings
                                                        ------         ------         --------         --------          --------
Balances at January 3, 2004                           7,944,572     $17,177,797      (2,520,513)     $(16,512,848)      $44,406,855

Net income                                                                                                                4,757,701
Cash dividends declared, $.29 per share                                                                                  (1,595,985)
Purchase of Common Stock for treasury                                                   (12,576)         (142,193)
Issuance of Common Stock upon the exercise of
    stock options                                        33,750         324,800
Issuance of Common Stock for directors' fees              7,068          80,964
                                                      ---------     -----------       ---------      ------------       ------------
Balances at January 1, 2005                           7,985,390      17,583,561      (2,533,089)      (16,655,041)       47,568,571

Net income                                                                                                                4,367,187
Cash dividends declared, $.29 per share                                                                                  (1,600,100)
Tax benefit from disqualifying disposition of
    incentive stock options                                               6,403
Issuance of Common Stock for directors' fees              7,236         104,887
                                                      ---------     -----------       ---------      ------------       ------------
Balances at December 31, 2005                         7,992,626      17,694,851      (2,533,089)      (16,655,041)       50,335,658

Net income                                                                                                                9,658,748
Cash dividends declared, $.31 per share                                                                                  (1,715,035)
Issuance of Common Stock upon the exercise of
    stock options                                        15,000         203,700
Cash payment for fractional shares resulting from
    3-for-2 stock split effective October 2006              (94)         (1,633)
Issuance of Common Stock for directors' fees              5,018          77,197
                                                      ---------     -----------       ---------      ------------       ------------
Balances at December 30, 2006                         8,012,550     $17,974,115      (2,533,089)     $(16,655,041)      $58,279,371
                                                      =========     ===========      ==========      ============       ===========


See accompanying notes.

Consolidated Statements of Cash Flows

                                                                                     Year ended
                                                                -----------------------------------------------------
                                                                 December 30          December 31          January 1
                                                                    2006                  2005                2005
                                                                -------------        ------------         -----------
Operating Activities
Net income                                                     $   9,658,748        $   4,367,187       $   4,757,701
Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                               3,745,693            3,459,747           3,461,411
       Loss on sale of equipment and other assets                      2,574                3,314              67,620
       Provision for doubtful accounts                                58,424                6,433             112,222
       Deferred income taxes                                        (119,413)             (27,293)             (8,092)
       Issuance of Common Stock for directors' fees                   77,197              104,887              80,964
       Changes in operating assets and liabilities:
          Accounts receivable                                     (8,844,177)          (2,155,923)         (1,639,624)
          Inventories                                             (5,601,588)             (88,147)         (3,299,948)
          Prepaid expenses and other                                   4,413             (147,867)           (634,445)
          Prepaid pension cost                                        97,106             (428,959)            581,724
          Other assets                                              (142,673)            (218,801)           (105,674)
          Accounts payable                                         6,516,275              524,078             495,218
          Accrued compensation                                     1,313,076             (800,582)            790,492
          Other accrued expenses                                   1,097,299              600,331             194,244
                                                               -------------        -------------       -------------
Net cash provided by operating activities                          7,862,954            5,198,405           4,853,813

Investing Activities
Purchases of property, plant and equipment                        (6,721,581)          (1,750,252)         (2,062,313)
Proceeds from sale of equipment and other assets                      19,374                  750              13,367
Business acquisitions                                             (7,536,916)                  -                   -
                                                               -------------        -------------       -------------
Net cash used in investing activities                            (14,239,123)          (1,749,502)         (2,048,946)

Financing Activities
Principal payments on long-term debt                             (15,255,099)          (3,009,811)         (2,007,357)
Proceeds from issuance of long-term debt                          20,000,000                   -                   -
Proceeds from revolving credit loan                                       -             3,000,000                  -
Proceeds from sales of Common Stock                                  203,700                   -              324,800
Tax benefit from disqualifying disposition of incentive
    stock options                                                         -                 6,403                  -
Purchases of Common Stock for treasury                                    -                    -             (142,193)
Cash payment for fractional shares resulting from
    3-for-2 stock split                                               (1,633)                  -                   -
Dividends paid                                                    (1,715,035)          (1,600,100)         (1,595,985)
                                                               -------------        -------------       -------------
Net cash provided by (used in) financing activities                3,231,933           (1,603,508)         (3,420,735)
Effect of exchange rate changes on cash                             (100,253)              80,046             139,558
                                                               -------------        -------------       -------------
Net change in cash and cash equivalents                           (3,244,489)           1,925,441            (476,310)

Cash and cash equivalents at beginning of year                     6,345,947            4,420,506           4,896,816
                                                               -------------        -------------       -------------
Cash and cash equivalents at end of year                       $   3,101,458        $   6,345,947       $   4,420,506
                                                               =============        =============       =============

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

Cash Equivalents and Concentrations of Credit Risk

Highly liquid investments purchased with a maturity of three months or less are considered cash equivalents. The Company has deposits that exceed amounts insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000, but the Company does not consider this a significant concentration of credit risk based on the strength of the financial institution.

The Eastern Company

2. ACCOUNTING POLICIES (continued)

Foreign Currency Translation

For foreign operations, balance sheet accounts are translated at the current year-end exchange rate; income statement accounts are translated at the average exchange rate for the year. Resulting translation adjustments are made directly to a separate component of shareholders' equity - "Accumulated other comprehensive income (loss) - Foreign currency translation". Foreign currency exchange transaction gains and losses are not material in any year.

Recognition of Revenue and Accounts Receivable

Revenue and accounts receivable are recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred, and there is a reasonable assurance of collection of the sales proceeds. The Company obtains written purchase authorizations from its customers for a specified amount of product at a specified price and delivery occurs at the time of shipment. Credit is extended based on an evaluation of each customer's financial condition; collateral is not required. Accounts receivable are recorded net of applicable allowances. At year end 2006, one customer accounted for approximately 29% of total accounts receivable.


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

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method in the U.S. ($22,200,222 for U.S. inventories at December 30, 2006) and by the first-in, first-out (FIFO) method for inventories outside the U.S. ($5,842,344 for inventories outside the U.S. at December 30, 2006). Current cost exceeds the LIFO carrying value by approximately $4,665,000 at December 30, 2006 and $4,033,000 at December 31, 2005. There was no material LIFO quantity liquidation in 2006, 2005 or 2004.

Property, Plant and Equipment and Related Depreciation

Property, plant and equipment (including equipment under capital lease) are stated at cost. Depreciation ($3,443,351 in 2006, $3,322,891 in 2005 and $3,131,483 in 2004) is computed generally using the straight-line method based on the following estimated useful lives of the assets: Buildings 10 to 39.5 years; Machinery and equipment 3 to 10 years.

The Eastern Company

2. ACCOUNTING POLICIES (continued)

Goodwill, Intangibles and Impairment of Long-Lived Assets

Patents are recorded at cost and are amortized using the straight-line method over the lives of the patents. Technology and licenses are recorded at cost and are generally amortized on a straight-line basis over periods ranging from 5 to 17 years. Non-compete agreements and customer relationships are being amortized using the straight-line method over a period of 5 years. Amortization expense in 2006, 2005 and 2004 was $302,342, $136,856 and $329,927, respectively. Total amortization expense for each of the next five years is estimated to be as follows: 2007 - $644,000; 2008 - $637,000; 2009 - $636,000; 2010 - $630,000; and
2011 - $536,000. Trademarks are not amortized as their lives are deemed to be indefinite.

The gross carrying amount and accumulated amortization of amortizable intangible assets:

                                        Industrial          Security              Metal                           Weighted-Average
                                         Hardware           Products            Products                           Amortization
                                          Segment            Segment             Segment            Total          Period (Years)
                                          -------            -------             -------            -----          --------------
          2006 Gross Amount:
   Patents and developed               $  2,411,468       $  1,005,390        $    82,747         $  3,499,605            16.1
        technology
   Customer relationships                        -           1,921,811                 -             1,921,811             5.0
   Non-compete agreements                        -              90,735                 -                90,735             5.0
   Other                                         -               3,941                 -                 3,941              -
                                       ------------       ------------        -----------         ------------            ----
   Total Gross Intangibles             $  2,411,468       $  3,021,877        $    82,747         $  5,516,092            11.5
                                       ============       ============        ===========         ============            ====

   2006 Accumulated
        Amortization:
   Patents and developed               $    902,854       $    192,250        $    62,553         $  1,151,657
        technology
   Customer relationships                        -              93,133                 -                93,133
   Non-compete agreements                        -              48,794                 -                48,794
                                       ------------       ------------        -----------         ------------
   Total Gross Amortization            $    902,854       $    334,177        $    62,553         $  1,299,584
                                       ============       ============        ===========         ============

                                       ------------       ------------        -----------         ------------
   Net 2006 per Balance Sheet          $  1,508,614       $  2,687,700        $    20,194         $  4,216,508
                                       ============       ============        ===========         ============


          2005 Gross Amount:
   Patents and developed               $  2,602,120       $    467,201        $    82,747         $  3,152,068            16.4
        technology
   Non-compete agreements                        -              50,735                 -                50,735             5.0
   Other                                         -               3,941                 -                 3,941              -
                                       ------------       ------------        -----------         ------------            ----
   Total Gross Intangibles             $  2,602,120       $    521,877        $    82,747         $  3,206,744            16.2
                                       ============       ============        ===========         ============            ====

   2005 Accumulated
        Amortization:
   Patents and  developed              $  1,021,206       $    143,362        $    57,604         $  1,222,172
        technology
   Non-compete agreements                        -              38,070                 -                38,070
                                       ------------       ------------        -----------         ------------
   Total Gross Amortization            $  1,021,206       $    181,432        $    57,604         $  1,260,242
                                       ============       ============        ===========         ============

                                       ------------       ------------        -----------         ------------
   Net 2005 per Balance Sheet          $  1,580,914       $    340,445        $    25,143         $  1,946,502
                                       ============       ============        ===========         ============

The Eastern Company

2. ACCOUNTING POLICIES (continued)

In the event that facts and circumstances indicate that the carrying value of long-lived assets, including definite life intangible assets, may be impaired, an evaluation is performed to determine if a write-down is required. No events or changes in circumstances have occurred to indicate that the carrying amount of such long-lived assets held and used may not be recovered.

The Company performs an annual impairment test of its goodwill and trademarks during the second quarter of each year. Goodwill and trademarks were not impaired in 2006, 2005 or 2004.

The following is a roll-forward of goodwill for 2006 and 2005:

                                      Industrial          Security              Metal
                                       Hardware           Products            Products
                                        Segment            Segment             Segment              Total
                                        -------            -------             -------              -----
           2006
   Beginning balance                 $ 1,909,126        $  8,732,406            $  -            $ 10,641,532
   Acquisition of Royal Lock                  -            3,101,410               -               3,101,410
   Foreign exchange                         (782)                 -                -                    (782)
                                     ----------         ------------            -----           ------------
   Ending balance                    $ 1,908,344        $ 11,833,816            $  -            $ 13,742,160
                                     ===========        ============            =====           ============


          2005
   Beginning balance                 $ 1,871,880        $  8,732,406            $  -            $ 10,604,286
   Foreign exchange                       37,246                  -                -                  37,246
                                     ----------         ------------            -----           ------------
   Ending balance                    $ 1,909,126        $  8,732,406            $  -            $ 10,641,532
                                     ===========        ============            =====           ============

The goodwill for Royal Lock will be amortized over a 15 year period for tax purposes.

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

Product Development Costs

Product development costs, charged to expense as incurred, were $1,354,224 in 2006, $1,150,378 in 2005 and $1,166,747 in 2004.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were $525,632 in 2006, $606,330 in 2005 and $447,778 in 2004.

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

Stock Split and Earnings Per Share

On September 28, 2006, the Company announced a three-for-two stock split of the Company's common shares. The record date was October 10, 2006, with the additional shares being issued on October 17, 2006. Fractional shares created as a result of this split were paid by cash. In connection therewith the Company's Common Stock purchase rights (see Note 6) have also been adjusted to reflect the stock split. The effect of this stock split has been applied retroactively and all applicable share data and per share data in these financial statements and notes to financial statements have been restated.

The denominators used in the earnings per share computations follow:

                                                     2006            2005              2004
                                                     ----            ----              ----
Basic:
Weighted average shares outstanding                5,474,137       5,455,073         5,441,312
                                                   =========       =========         =========


Diluted:
Weighted average shares outstanding                5,474,137       5,455,073         5,441,312
Dilutive stock options                               293,971         373,764           177,240
                                                   ---------       ---------         ---------

Denominator for diluted earnings per share         5,768,108       5,828,837         5,618,552
                                                   =========       =========         =========



The Company has excluded the effect of 104,250 stock options in 2004 from the above dilutive stock options, as their inclusion would be anti-dilutive. There were no anti-dilutive stock options in 2006 or 2005.

Derivatives

The Company maintains an interest rate swap agreement to minimize the risk of fluctuations of interest rates on the Company's variable rate term debt. The agreement involves the exchange of amounts based on the London Interbank Offered Rate ("LIBOR") for amounts based on a fixed interest rate over the life of the agreement, without an exchange of the notional amount upon which the payments are based.

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

The Eastern Company

2. ACCOUNTING POLICIES (continued)

Stock Based Compensation

In December 2004, the FASB issued Statement of Financial Standards ("SFAS") No. 123R, Share Based Payment (as amended). SFAS 123R eliminates the alternative to use the intrinsic value method of accounting that was provided for in SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees and directors to the extent issued at fair market value. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting generally for all share-based payment transactions with employees. SFAS 123R does not require the recording of compensation expense in periods prior to the date of adoption.

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective method. As no stock options were granted in 2006 and, as all options granted prior to January 1, 2006 were fully vested, there was no impact on the current year financial statements.

Prior to the adoption of SFAS 123R, the Company accounted for stock options in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees. Under APB 25 because the exercise price of stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized.

The fair value of stock  options  was  estimated  at the date of grant using the
Black-Scholes option pricing model with the following weighted-average assumptions for 2004 (2006 and 2005 are not applicable (N/A) because no options were granted during either year):

                                             2006         2005         2004
                                             ------------------------------
       Risk free interest rate                N/A           N/A         3.48%
       Expected volatility                    N/A           N/A         0.295
       Expected option life                   N/A           N/A        5 years
       Weighted-average dividend yield        N/A           N/A         2.2%

The weighted average fair market value of the shares granted under options was $13.58 in 2004. The weighted average fair value of options, estimated using the Black-Scholes option pricing model based on the assumptions in the above table, was $3.43 in 2004.

The Eastern Company

2. ACCOUNTING POLICIES (continued)

Stock Based Compensation (continued)

Had the Company used the fair value based accounting method for share-based compensation expense in 2005 and 2004, the Company's consolidated pro forma information regarding net income and earnings per share would have been as follows:

                                                          (in thousands, except
                                                            per share amounts)
                                                          ---------------------
                                                           2005          2004
                                                          ------        ------
      Net income, as reported                             $4,367        $4,758
      Deduct: Total stock-based employee
         compensation expense determined under
         fair value-based method, net of related tax
         effects                                               2           311
                                                          ------        ------
      Pro forma net income                                $4,365        $4,447
                                                          ======        ======

      Earnings per share:
      Basic - as reported                                  $0.80         $0.87
      Basic - pro forma                                    $0.80         $0.82

      Diluted - as reported                                $0.75         $0.85
      Diluted - pro forma                                  $0.75         $0.79


For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the stock options' vesting period ranging from 1 to 5 years. The pro forma effect on net income and related earnings per share may not be representative of future years' impact since the terms and conditions of new grants may vary from the current terms.


3. BUSINESS ACQUISITIONS

Effective November 8, 2006 the Company acquired certain assets of Summit Manufacturing, Inc. ("Summit") including accounts receivable, inventory, fixtures and equipment, intellectual property rights and all rights existing under all sales and purchase agreements. Summit designs and manufactures appliance hardware and accessories, including, but not limited to, oven door latches, oven door switches and smoke eliminators and engaging in subcontract assembly services, including, but not limited to, subcontract assembly services for products known as "Mosquito Magnets". Its products will be sold into the appliance industry and is included in the Security Products segment of the Company from the date of acquisition. The cost of the acquisition was $546,000, inclusive of transaction costs and debt paid at closing, plus the assumption of $369,000 in current liabilities.

Effective September 25, 2006 the Company acquired certain assets of Royal Lock Corporation ("Royal") including accounts receivable, inventories, furniture, fixtures and equipment, intellectual property rights and rights existing under all sales and purchase agreements. Royal is a supplier of cam locks, switch locks, padlocks, latches, handles and specialty hardware parts. Its products are sold to numerous OEM's in several market segments, including automotive, recreational vehicles and furniture as well as electronics and fabricated metal parts producers. Royal is included in the Security Products segment of the Company from the date of the acquisition. The cost of the acquisition of Royal was $6,991,000, inclusive of transaction costs, plus the assumption of $775,000 in current liabilities.

The Eastern Company

3. BUSINESS ACQUISITIONS (continued)

Both of the above acquisitions have been accounted for using the purchase method. The acquired businesses are included in the consolidated operating results of the Company from the date of acquisition. The excess of the cost of Royal Lock over the fair market value of the net assets acquired of $3,101,410 has been recorded as goodwill. There was no goodwill attributable to the Summit Manufacturing acquisition.

In connection with the above acquisitions, the Company recorded the following intangible assets:

                                                                       Weighted-average Amortization
     Asset Class/Description                             Amount              Period in Years
     -----------------------------------------------------------------------------------------------
         Patents, technology, and licenses
         Customer relationships                      $  1,921,811                   5.0
         Patents and developed technology                 473,828                  12.9
         Non-compete agreements                            40,000                   5.0
                                                     ------------
                                                     $  2,435,639                   6.5
                                                     ============

There is no anticipated residual value relating to these intangible assets.

Neither the actual results nor the pro forma effects of the acquisition of Summit and Royal, individually or in total, are material to the Company's financial statements.


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

Approximately 36% of the total workforce is subject to negotiated union contracts and 32% of the total workforce is covered by such agreements which expire during 2007.


5. DEBT

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

In addition, the Company increased the maximum amount available under the revolving credit portion from $7,500,000 to $12,000,000 and renewed and extended the maturity date to September 22, 2009. The revolving credit portion has a variable quarterly commitment fee ranging from 0.10% to 0.25% based on operating results. As of December 30, 2006, the quarterly fee is 0.15% on the unused portion.

The Eastern Company

5. DEBT (continued)

The interest rates on the term and the revolving credit portions of the Loan Agreement vary. The interest rates may vary based on the LIBOR rate plus a margin spread of 1.0% to 1.65% for the term portion and 1.0% to 1.6% for the revolving credit portion. The margin rate spread is based on operating results calculated on a rolling-four-quarter basis. The Company may also borrow funds at the lender's prime rate. On December 30, 2006, the interest rate on the term portion of the Loan Agreement was 6.62%.

Also on September 22, 2006, the Company terminated its interest rate swap contract with the lender. At the time of termination, the notional amount was $9,468,750, which was equal to 75% of the outstanding balance of the term loan on that date. As a result of the termination, the Company received $73,100 of cash which was included in other income. The Company had originally entered into the interest rate swap contract with an original notional amount of $11,793,750 which was equal to 75% of the outstanding balance of the term loan on August 11, 2005. The notional amount began to decrease on a quarterly basis beginning October 3, 2005 following the principal repayment schedule of the term portion of the Loan Agreement. The Company had a fixed interest rate of 4.61% on the swap contract and paid the difference between the fixed rate and LIBOR when LIBOR was below 4.61% and received interest when the LIBOR rate exceeded 4.61%.

On November 2, 2006, the Company entered into an interest rate swap contract with the lender with an original notional amount of $20,000,000 (notional amount $20,000,000 on December 30, 2006), which was equal to 100% of the outstanding balance of the term loan on that date. The notional amount will decrease on a quarterly basis beginning January 2, 2007 following the principal repayment schedule of the term loan. The Company has a fixed interest rate of 5.25% on the swap contract and will pay the difference between the fixed rate and LIBOR when LIBOR is below 5.25% and will receive interest when the LIBOR rate exceeds 5.25%.

On March 8, 2006, the Company signed a capital lease in the amount of $68,948 with Citicorp Vendor Finance for the purchase of new lighting equipment at its Greenwald facility in Chester, Connecticut. The lease has a three year term at 0% interest rate. Payments under the lease are $1,915 per month. The Company was required to make the initial payment in March 2006, but was not required to make another payment until the installation of the equipment was completed in October 2006.

On August 1, 2005, the Company had also amended the Loan Agreement. The amendment renewed and extended the maturity of the revolving credit loan from July 1, 2005 to August 1, 2007 and restructured and increased the existing balance of the term loan into a new five (5) year term loan. The additional $4,000,000 proceeds from the term loan were used to pay down the balance on the revolving credit agreement.

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

The Eastern Company

5. DEBT (continued)

Debt consists of:

                                                                                 2006               2005
                                                                             ------------------------------
    Term loan                                                                $ 20,000,000      $ 15,025,000
    Revolving credit loan                                                              -                 -
    Capital lease obligation with interest at 4.99% and payable in
        monthly installments of $21,203 through April 2009                        559,338           779,861
    Capital lease obligation with interest at 0% and payable in
        monthly installments of $1,915 through September 2009                      59,372                -
                                                                             ------------      ------------
                                                                               20,618,710        15,804,861
    Less current portion                                                        3,111,908         3,420,523
                                                                             ------------      ------------
                                                                             $ 17,506,802      $ 12,384,338
                                                                             ============      ============

The Company paid interest of $903,759 in 2006,  $929,756 in 2005 and  $1,002,955
in 2004.

Collectively, under the covenants of the Loan Agreement and capital lease obligation, the Company is required to maintain specified financial ratios and amounts. In addition, the Company is restricted to, among other things, capital leases, purchases or redemptions of its capital stock, mergers and divestitures, and new borrowing.

As of December 30, 2006, scheduled annual principal maturities of long-term debt, including capital lease obligations, for each of the next five years follow:

                     2007                  $ 3,111,908
                     2008                    3,123,742
                     2009                    2,954,488
                     2010                    2,857,143
                     2011                    2,857,143
                     Thereafter              5,714,286
                                           -----------
                                           $20,618,710
                                           ===========

At December 30, 2006 and December 31, 2005, building improvements and equipment, with a cost of approximately $2,069,000, were recorded under capital leases with accumulated amortization of approximately $751,000 and $640,000, respectively. One capital lease is secured by the equipment under the lease and a $559,000 letter of credit.

The Eastern Company

6. STOCK RIGHTS

The Company has a stock rights plan. At December 30, 2006, there were 5,479,461 stock rights outstanding under the plan. Each right may be exercised to purchase one share of the Company's common stock at an exercise price of $53.33, subject to adjustment to prevent dilution.

The rights generally become exercisable ten days after an individual or group acquires 10% of the Company's outstanding common stock or after commencement or announcement of an offer for 10% or more of the Company's common stock. The stock rights, which do not have voting privileges, expire on July 22, 2008, and may be redeemed by the Company at a price of $0.0045 per right at any time prior to their expiration. In the event that the Company were acquired in a merger or other business combination transaction, provision shall be made so that each holder of a right shall have the right to receive, upon exercise thereof at the then current exercise price, that number of shares of common stock of the surviving company which at the time of such transaction would have a market value of two times the exercise price of the right.


7. STOCK OPTIONS AND AWARDS

Stock Options

The Company has stock option plans for officers, other key employees, and non-employee directors: the 1989, 1995, 1997 and 2000 plans. Options granted under the 1989 plan and incentive stock options granted under the 1995 and 2000 plans must have exercise prices that are not less than 100% of the fair market value of the stock on the dates the options are granted. Restricted stock awards may also be granted to participants under the 1995 and 2000 plans with restrictions determined by the Compensation Committee of the Company's Board of Directors. Under the 1995, 1997, and 2000 plans, nonqualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Company's Board of Directors. No options were granted in 2006 or 2005. All options granted in 2004 were granted at prices equal to the fair market value of the stock on the dates granted. No restricted stock was granted in 2006, 2005 or 2004.

As of December 30, 2006, there were 446,250 shares available for future grant under the above noted plans: 2000 - 367,500 shares; 1997 - 78,750; 1995 and 1989
- no shares available for grant. As of December 30, 2006, there were 1,449,000 shares of common stock reserved under all option plans for future issuance.

Information with respect to the Company's stock option plans is summarized below:

                                                             Weighted Average
                                                Shares       Exercise Price
                                               --------     -----------------
 Outstanding at January 3, 2004                 981,000         $  8.944
 Granted                                         85,500           13.580
 Cancelled                                      (15,000)           9.876
 Exercised                                      (33,750)           9.624
                                              ---------         --------
 Outstanding at January 1, 2005               1,017,750            9.297
 No activity in 2005                                 -                -
                                              ---------         --------
 Outstanding at December 31, 2005             1,017,750            9.297
 Exercised                                      (15,000)          13.580
                                              ---------         --------
 Outstanding at December 30, 2006             1,002,750         $  9.233
                                              =========         ========

The Eastern Company

7. STOCK OPTIONS AND AWARDS (continued)

                                  Options Outstanding and Exercisable
          ---------------------------------------------------------------------------------

                                                           Weighted
                                                            Average
                                                           Remaining
          Range of Exercise       Outstanding as of       Contractual      Weighted Average
          Prices                  December 30, 2006          Life          Exercise Price
          ---------------------------------------------------------------------------------
          $  6.61 - $ 7.95             287,250               0.8               $  6.960
          $  9.33 - $10.20             626,250               3.1                  9.694
          $ 12.33 - $13.58              89,250               6.8                 13.317
                                     ---------
                                     1,002,750               2.7                  9.233
                                     =========

At December 30, 2006, outstanding and exercisable options had an intrinsic value of $10,234,785 with a weighted average remaining contractual life of 2.7 years.

The total intrinsic value of stock options exercised in 2006 was $7,350.


8. INCOME TAXES

Deferred income taxes are provided on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and those for income tax reporting purposes. Deferred income tax liabilities (assets) relate to:

                                                                2006              2005               2004
                                                           --------------------------------------------------
    Property, plant and equipment                          $  3,311,478      $  3,363,679       $  3,521,617
    Interest rate swap asset                                         -             11,797                 -
    Other                                                       335,273           195,034            338,085
                                                           ------------      ------------       ------------
    Total deferred income tax liabilities                     3,646,751         3,570,510          3,859,702

    Other postretirement benefits                              (440,984)         (764,143)          (816,273)
    Inventories                                                (867,042)         (562,881)          (721,309)
    Allowance for doubtful accounts                             (87,484)          (89,668)          (106,106)
    Accrued compensation                                       (301,232)         (236,776)          (201,280)
    Interest rate swap obligation                               (49,983)               -             (58,949)
    Pensions                                                 (1,160,893)       (1,156,476)          (724,363)
    Tax credits                                                (375,439)         (362,143)          (234,827)
    Other                                                      (171,797)         (218,725)          (283,961)
                                                           ------------      ------------       ------------
    Total deferred income tax assets                         (3,454,854)       (3,390,812)        (3,147,068)
                                                           ------------      ------------       ------------
        Net deferred income tax liabilities                $    191,897      $    179,698       $    712,634
                                                           ============      ============       ============

Income before income taxes consists of:
                                                                2006              2005               2004
                                                           --------------------------------------------------
    Domestic                                               $ 11,954,924      $   4,266,725      $  3,512,795
    Foreign                                                   2,891,124          2,753,582         3,316,244
                                                           ------------      -------------      ------------
                                                           $ 14,846,048      $   7,020,307      $  6,829,039
                                                           ============      =============      ============


The Eastern Company

8. INCOME TAXES (continued)

The provision for income taxes follows:

                                    2006              2005               2004
                               ------------------------------------------------
    Current:
        Federal                $  3,741,551      $  1,505,934      $    905,843
        Foreign                   1,030,902           902,145         1,025,183
        State                       534,260           272,334           148,404
    Deferred:
        Federal                      (6,460)          (39,294)           21,428
        Foreign                          -                 -                 -
        State                      (112,953)           12,001           (29,520)
                               ------------      ------------      ------------
                               $  5,187,300      $  2,653,120      $  2,071,338
                               ============      ============      ============

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows:

                                                          2006                        2005                        2004
                                                  -------------------------------------------------------------------------------
                                                    Amount       Percent        Amount       Percent        Amount       Percent
                                                  -------------------------------------------------------------------------------
Income taxes using U.S. federal statutory
    rate                                         $ 5,047,655       34%      $ 2,387,578         34%     $ 2,321,873        34%
State income taxes, net of federal benefit           277,999        2           187,661          3           78,463         1
Impact of foreign subsidiaries on effective
    tax rate                                          63,536        -           127,634          2         (242,163)       (4)
Other--net                                          (201,890)      (1)          (49,753)        (1)         (86,835)       (1)
                                                 -----------       ---      -----------         ---     -----------        ---
                                                 $ 5,187,300       35%      $ 2,653,120         38%     $ 2,071,338        30%
                                                 ===========       ===      ===========         ===     ===========        ===

Total income taxes paid were $4,358,944 in 2006, $2,105,690 in 2005 and $1,445,099 in 2004.

The Company's future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where statutory rates are lower.

The Company has foreign tax credit carryforwards of $375,439 which expire in varying amounts through 2013. Available and prudent tax planning strategies support this deferred tax asset at December 30, 2006.

United States income taxes have been provided on the undistributed earnings of foreign subsidiaries ($12,353,999 at December 30, 2006) only where necessary because such earnings are intended to be reinvested abroad indefinitely or repatriated only when substantially free of such taxes.

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

Future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year during each of the next five years follow:

                     2007                $   594,547
                     2008                    553,032
                     2009                    506,797
                     2010                    101,289
                     2011                      5,689
                                         -----------
                                         $ 1,761,354
                                         ===========

Rent expense for all operating leases was $944,610 in 2006, $826,396 in 2005 and $642,000 in 2004. The Company expects future rent expense, including non-cancelable operating leases, leases that are expected to be renewed and buildings leased on a month-to-month basis, for each of the next five years to be in the range of $750,000 to $850,000.


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

On December 30, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("SFAS No. 158"), which was issued by the FASB in September 2006. This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. As allowed under SFAS 158, the Company did not adopt the measurement date provision in 2006. The Company will adopt the measurement date provision by 2008 as required.

The Eastern Company

10. RETIREMENT BENEFIT PLANS (continued)

Incremental effect of applying FASB Statement No. 158 on individual line items in the balance sheet as of December 30, 2006 follow:

                                                                Before                                       After
                                                             Application                                 Application of
                                                            of Statement 158         Adjustments          Statement 158
                                                           -------------------------------------------------------------
Intangible pension asset                                    $     655,077          $    (655,077)         $          -
Prepaid pension cost                                              766,034               (499,676)               266,358

Deferred income tax liabilities                                  (389,274)              (734,263)            (1,123,537)
Accrued postretirement benefits                                (2,014,820)               793,664             (1,221,156)
Accrued pension cost                                           (3,651,230)            (1,672,320)            (5,323,550)

Unrecognized net pension and postretirement benefit
     costs, net of tax                                                 -              (5,875,261)            (5,875,261)
Additional minimum pension liability, net of tax               (4,576,115)             4,576,115                     -
Total Shareholders' Equity                                     55,690,351             (1,299,146)            54,391,205


Components of the net periodic benefit cost of the Company's pension benefit plans were as follows:

                                                              2006                2005               2004
                                                       ------------------------------------------------------
Service cost                                            $  1,560,654        $  1,382,535        $  1,198,318
Interest cost                                              2,335,814           2,226,422           2,299,608
Expected return on plan assets                            (3,113,089)         (3,127,392)         (2,567,814)
Amortization of prior service cost                           152,250             196,981             196,980
Amortization of the transition obligation                    (34,607)           (180,444)           (204,391)
Amortization of the net (gain) loss                          602,381             782,208             313,206
                                                        ------------        ------------        ------------
Net periodic benefit cost                               $  1,503,403        $  1,280,310        $  1,235,907
                                                        ============        ============        ============


Assumptions used to determine net periodic benefit cost for the Company's pension benefit plans for the fiscal year indicated were as follows:

                                                              2006                2005               2004
                                                       ------------------------------------------------------
Discount rate                                                    5.5%               6.0%               6.5%
Expected return on plan assets                                   8.5%               8.5%               8.5%
Rate of compensation increase                                    4.25%              4.25%              4.25%


Components of the net periodic benefit cost of the Company's postretirement benefit plan were as follows:

                                                              2006                2005               2004
                                                       ------------------------------------------------------
Service cost                                            $    105,073        $     86,714        $    75,488
Interest cost                                                123,000             118,407            123,456
Expected return on plan assets                               (84,453)            (79,188)           (73,515)
Amortization of prior service cost                           (40,758)            (37,694)           (39,905)
Amortization of the net (gain) loss                            4,582             (39,905)           (45,904)
                                                        ------------        ------------        -----------
Net periodic benefit cost                               $    107,444        $     48,334        $    39,620
                                                        ============        ============        ===========

The Eastern Company

10. RETIREMENT BENEFIT PLANS (continued)

Assumptions used to determine net periodic benefit cost for the Company's postretirement plan for the fiscal year indicated were as follows:

                                          2006          2005            2004
                                      ----------------------------------------
Discount rate                             5.5%          6.0%            6.5%
Expected return on plan assets            8.5%          8.5%            8.5%


As of the measurement date, the status of the Company's pension benefit plans and postretirement benefit plan was as follows:

                                                               Pension Benefit                    Postretirement Benefit
                                                      ------------------------------------------------------------------------
                                                           2006               2005                2006               2005
                                                      ------------------------------------------------------------------------
Benefit obligation at beginning of year               $  43,992,192       $  38,585,446      $   1,964,984       $   2,061,628
   Change due to availability of final actual
     assets and census data                                      -                   -             363,616                   -
   Plan amendment                                            74,773                  -                  -             (296,068)
   Service cost                                           1,560,654           1,382,534            105,073              86,714
   Interest cost                                          2,335,814           2,226,422            123,000             118,407
   Actuarial (gain)/loss                                 (1,320,458)          4,124,907            (80,070)            170,663
   Benefits paid                                         (2,255,541)         (2,327,117)          (184,456)           (176,360)
                                                      -------------       -------------      -------------       -------------
Benefit obligation at end of year                     $  44,387,434       $  43,992,192      $   2,292,147       $   1,964,984
                                                      =============       =============      =============       =============


                                                               Pension Benefit                    Postretirement Benefit
                                                      ------------------------------------------------------------------------
                                                           2006               2005                2006               2005
                                                      ------------------------------------------------------------------------
Fair value of plan assets at beginning of year        $  36,386,203       $  32,785,580      $   1,017,679       $     944,623
   Change due to availability of final actual
     assets and census data                                      -                   -             (17,365)            (19,871)
   Actual return on plan assets                           3,506,876           4,213,460             84,453              79,188
   Employer contributions                                 1,692,704           1,714,280            170,680             190,099
   Benefits paid                                         (2,255,541)         (2,327,117)          (184,456)           (176,360)
                                                      -------------       -------------      -------------       -------------
Fair value of plan assets at end of year              $  39,330,242       $  36,386,203      $   1,070,991       $   1,017,679
                                                      =============       =============      =============       =============


                                                              Pension Benefits                    Postretirement Benefits
                                                      ------------------------------------------------------------------------
       Reconciliation of Funded Status:                    2006               2005                2006               2005
                                                      ------------------------------------------------------------------------
Under-funded status                                   $  (5,057,192)      $  (7,605,989)     $  (1,221,156)      $    (947,305)
Unrecognized prior service cost                                  -              732,554                 -             (554,550)
Unrecognized net actuarial loss (gain)                           -           11,662,961                 -             (576,201)
Unrecognized net asset at transition                             -              (46,454)                -                   -
                                                      --------------      -------------      -------------       -------------
Net amount recognized in the balance sheet            $  (5,057,192)      $   4,743,072      $  (1,221,156)      $  (2,078,056)
                                                      ==============      =============      =============       =============

The Eastern Company

10. RETIREMENT BENEFIT PLANS (continued)

                                                                   Pension Benefit                    Postretirement Benefit
                                                      ------------------------------------------------------------------------
                                                           2006               2005                2006               2005
                                                      ------------------------------------------------------------------------
Prepaid benefit cost                                  $      266,358      $     723,826      $          -        $          -
Accrued benefit liability                                 (5,323,550)        (6,270,075)        (1,221,156)         (2,078,056)
Intangible asset                                                  -             732,554                 -                   -
Accumulated other comprehensive loss                              -           9,556,767                 -                   -
                                                      --------------      -------------      -------------       -------------
Net amount recognized in the balance sheet            $   (5,057,192)     $   4,743,072      $  (1,221,156)      $  (2,078,056)
                                                      ==============      =============      =============       =============


Amounts recognized in accumulated other comprehensive income consist of:

                                                                Pension Benefit                    Postretirement Benefit
                                                      ------------------------------------------------------------------------
                                                           2006               2005                2006               2005
                                                      ------------------------------------------------------------------------
Net (loss) gain                                       $   (9,346,335)     $          -       $     278,702       $          -
Prior service (cost) credit                                 (655,077)                -             514,962                  -
Transition asset                                              11,847
Additional minimum pension liability                              -          (9,556,767)                -                   -
                                                      ---------------     -------------      -------------       -------------
                                                      $   (9,989,565)     $  (9,556,767)     $     793,664       $          -
                                                      ===============     =============      =============       =============

In 2007, the net periodic pension benefit cost will include $357,064 of net loss and $81,791 of prior service cost and the net periodic post retirement benefit cost will include $19,050 of net gain and $23,886 of prior service credit.

Assumptions used to determine the projected benefit obligations for the Company's pension benefit plans and postretirement benefit plan for the fiscal year indicated were as follows:
                                            2006            2005
                                            --------------------
Discount rate                               5.8%            5.5%
Expected return on plan assets              8.5%            8.5%
Rate of compensation increase               4.25%           4.25%

In 2006 and 2005, the accumulated benefit obligation for all qualified and nonqualified defined benefit pension plans was $42,124,458 and $42,047,559 respectively.

Information for the under-funded pension plans with a projected benefit obligation and an accumulated benefit obligation in excess of plan assets

-----------------------------------------------------------------------------------------
                                                             2006               2005
-----------------------------------------------------------------------------------------
Number of plans                                                 5                  5
Projected benefit obligation                             $  38,084,799      $  38,033,899
Accumulated benefit obligation                              37,084,799         37,010,899
Fair value of plan assets                                   33,454,176         30,763,467
Net amount recognized in accrued benefit liability          (5,323,550)        (6,270,075)

Estimated future benefit payments are $2.5 million in 2007, $2.6 million in 2008, $2.6 million in 2009, $2.7 million in 2010, $2.8 million in 2011 and a total of $15.1 million from 2012 through 2016.

The Eastern Company

10. RETIREMENT BENEFIT PLANS (continued)

The Company expects to make cash contributions to its pension plans of approximately $2.1 million in 2007.

The percentage of each asset category of the total assets held by the plans follows:

                                                                    Allocation
                                                                    Parameters        2006        2005
                                                                    -----------------------------------
   Equity securities                                                 30 - 70%          59%         57%
   Fixed income                                                      30 - 60%          26          30
   Cash and cash equivalents                                          0 - 10%          12          10
   Cash surrender  value of life  insurance  policies for
       the Salaried Retirement Plan                                                     3           3
                                                                                      ----        ----
   Total                                                                              100%        100%
                                                                                      ====        ====

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

The plans' assets include 440,061 shares and 494,811 shares of the common stock of the Company having a market value of $8,554,786 and $6,439,140 at December 30, 2006 and December 31, 2005, respectively. The plans sold 54,750 and 81,100 shares of common stock of the Company during 2006 and 2005, respectively. During the first quarter of 2007, the plans sold an additional 82,700 shares of common stock of the Company as of February 23, 2007. Dividends received during 2006 and 2005 on the common stock of the Company were $150,661 and $153,065 respectively.

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

A one-percentage-point change in assumed health care cost trend rates would have the following effects on the postretirement benefit plan:

                                                                        1-Percentage Point
                                                                  Increase             Decrease
                                                                  -----------------------------
Effect on total of service and interest cost components           $  20,741          $   (8,049)

Effect on postretirement benefit obligation                       $ 327,657          $ (161,393)


On December 8, 2003, the "Medicare Prescription Drug Improvement and Modernization Act of 2003" (the "Act") was signed into law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least "actuarially equivalent" to Medicare Part D.

The Eastern Company

10. RETIREMENT BENEFIT PLANS (continued)

The Company's actuary has estimated the impact of the Medicare Prescription Drug Improvement and Modernization Act of 2003, which resulted in a reduction in the December 31, 2004 accumulated postretirement benefit obligation ("APBO") by $52,668. This reduction has been reflected as an actuarial experience gain as of December 31, 2004, and the December 31, 2004 APBO has been reduced accordingly.

Effective January 1, 2006, the retirement health benefit plan was amended to exclude prescription drug coverage. This amendment resulted in a decrease in the benefit obligation as of December 31, 2005 of $296,068.

U.S.   salaried   employees  and  most  employees  of  the  Company's   Canadian
subsidiaries are covered by defined contribution plans.

The Company has a contributory savings plan under Section 401(k) of the Internal Revenue Code covering substantially all U.S. non-union employees. The plan allows participants to make voluntary contributions of up to 100% of their annual compensation on a pretax basis, subject to IRS limitations. The plan provides for contributions by the Company at its discretion. The Company made contributions of $169,675 in 2006, $162,668 in 2005 and $146,002 in 2004.


11. FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments (cash and cash equivalents, accounts receivable, accounts payable, the interest rate swap agreement, and debt) as of December 30, 2006 and December 31, 2005, approximate fair value. Fair value was based on expected cash flows and current market conditions.


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

During 2006, one customer accounted for approximately 27% of the revenue of the Industrial Hardware segment and approximately 15% of total revenue. No other customers exceeded 10% of total revenue in 2006, 2005 or 2004.

                                                  2006               2005               2004
                                            -----------------------------------------------------
Revenue:
   Sales to unaffiliated customers:
     Industrial Hardware                    $  75,436,663       $  53,846,834       $  45,993,489
     Security Products                         50,067,145          44,323,782          42,422,863
     Metal Products                            12,961,603          10,936,674          11,713,806
                                            -------------       -------------       -------------
                                            $ 138,465,411       $ 109,107,290       $ 100,130,158
                                            =============       =============       =============

Intersegment Revenue:
     Industrial Hardware                    $     741,201       $     403,081       $     210,445
     Security Products                          3,573,382           2,548,533           2,619,746
     Metal Products                               227,667               5,926                  -
                                            -------------       -------------       -------------
                                            $   4,542,250       $   2,957,540       $   2,830,191
                                            =============       =============       =============


The Eastern Company

12. REPORTABLE SEGMENTS (continued)

                                                                2006                2005                2004
Income Before Income Taxes:
     Industrial Hardware                                     $  13,108,681       $   5,230,136       $   4,933,313
     Security Products                                           4,520,233           4,582,567           3,465,408
     Metal Products                                             (1,834,677)         (1,856,167)           (548,030)
                                                             -------------       -------------       -------------
         Operating Profit                                       15,794,237           7,956,536           7,850,691
     Interest expense                                           (1,097,640)         (1,014,052)         (1,044,490)
     Other income                                                  149,451              77,823              22,838
                                                             -------------       -------------       -------------
                                                             $  14,846,048       $   7,020,307       $   6,829,039
                                                             =============       =============       =============

 Geographic Information:
   Net Sales:
     United States                                           $ 110,379,622       $  83,541,509       $  78,119,489
     Foreign                                                    28,085,789          25,565,781          22,010,669
                                                             -------------       -------------       -------------
                                                             $ 138,465,411       $ 109,107,290       $ 100,130,158
                                                             =============       =============       =============


Foreign sales are primarily to customers in North America.

Identifiable Assets:
     United States                                           $  88,505,118       $  66,136,432       $  63,248,575
     Foreign                                                    14,979,826          15,485,403          14,823,190
                                                             -------------       -------------       -------------
                                                             $ 103,484,944       $  81,621,835       $  78,071,765
                                                             =============       =============       =============

     Industrial Hardware                                     $  41,620,127       $  29,728,833       $  28,573,163
     Security Products                                          38,340,163          34,018,271          32,664,197
     Metal Products                                             14,627,858          11,471,545          11,703,155
                                                             -------------       -------------       -------------
                                                                94,588,148          75,218,649          72,940,515
     General corporate                                           8,896,796           6,403,186           5,131,250
                                                             -------------       -------------       -------------
                                                             $ 103,484,944       $  81,621,835       $  78,071,765
                                                             =============       =============       =============

Depreciation and Amortization:
     Industrial Hardware                                     $   1,599,906       $   1,283,491       $   1,311,921
     Security Products                                           1,204,981           1,087,645             972,132
     Metal Products                                                941,806           1,088,611           1,177,358
                                                             -------------       -------------       -------------
                                                             $   3,745,693       $   3,459,747       $   3,461,411
                                                             =============       =============       =============

Capital Expenditures:
     Industrial Hardware                                     $   2,900,529       $   1,015,368       $   1,037,417
     Security Products                                           2,698,141             475,206             782,360
     Metal Products                                              1,116,857             215,962             206,443
                                                             -------------       -------------       -------------
                                                                 6,715,527           1,706,536           2,026,220
     Currency translation adjustment                                  (355)              2,646             (13,098)
     General corporate                                               6,409              41,070              49,191
                                                             -------------       -------------       -------------
                                                             $   6,721,581       $   1,750,252       $   2,062,313
                                                             =============       =============       =============


The Eastern Company

13. RECENT ACCOUNTING PRONOUNCEMENTS

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

The Company adopted SFAS No. 154, Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 (Accounting Changes) and FASB Statement No. 3 (Reporting Accounting Changes in Interim Financial Statements), effective January 1, 2006. SFAS No. 154 provides guidance on accounting for and reporting of accounting changes and error corrections. It requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the specific period effects or the cumulative effect of the change. The adoption of SFAS No. 154 did not have a material impact on the Company's consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48 ("FIN 48") Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109 ("SFAS 109"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 details how companies should recognize, measure, present, and disclose uncertain tax positions that have been or are expected to be taken. As such, financial statements will reflect expected future tax consequences of uncertain tax positions presuming the taxing authorities' full knowledge of the position and all relevant facts. We are currently analyzing the effect of FIN 48 on our financial statements. The Company will adopt FIN 48 in the first quarter of 2007.

In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108 ("SAB 108"), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 eliminates the diversity of practice surrounding how public companies quantify financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. SAB 108 must be applied to annual financial statements for their first fiscal year ending after November 15, 2006. The application of SAB 108 did not have a material impact on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. We have not yet determined the impact that the implementation of SFAS No. 157 will have on our results of operations or financial condition. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

The Eastern Company

14. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Selected quarterly financial information (unaudited) follows:

                                                                               2006
                                     ---------------------------------------------------------------------------------------------
                                        First               Second               Third               Fourth              Year
                                     ---------------------------------------------------------------------------------------------
Net sales                            $27,860,183          $29,669,159          $31,206,388          $49,729,681       $138,465,411
Gross margin                           6,483,744            6,475,001            6,611,723           15,013,283         34,583,751
Selling and administrative
     expenses                          4,461,468            4,261,200            4,422,616            5,644,230         18,789,514
Net income                             1,143,765            1,212,557            1,667,167            5,635,259          9,658,748

Net income per share:
    Basic                                   $.21                 $.22                 $.30                $1.03              $1.76
    Diluted                                 $.20                 $.21                 $.29 *              $ .96              $1.67


Weighted average shares
    outstanding:
    Basic                              5,464,691            5,476,055            5,477,302            5,478,592          5,474,137
    Diluted                            5,711,137  *         5,740,326 *          5,766,147 *          5,854,147          5,768,108

* Restated to reflect tax benefit which would result from the exercise of nonqualified stock options.



                                                                                2005
                                     -----------------------------------------------------------------------------------------------
                                          First                Second               Third              Fourth              Year
                                     -----------------------------------------------------------------------------------------------
Net sales                            $26,267,584          $27,421,294          $27,204,815          $28,213,597       $109,107,290
Gross margin                           5,469,894            6,452,132            6,106,425            6,704,338         24,732,789
Selling and administrative
     expenses                          4,053,994            4,493,691            3,906,529            4,322,039         16,776,253
Net income                               730,582            1,083,389            1,256,367            1,296,849          4,367,187

Net income per share:
    Basic                                   $.13                 $.20                 $.23                 $.24               $.80
    Diluted                                 $.13                 $.19                 $.21                 $.23               $.75

Weighted average shares
    outstanding:
    Basic                              5,452,487            5,454,150            5,455,973            5,457,690          5,455,073
    Diluted                            5,801,120            5,827,589            5,892,311            5,794,337          5,828,837


REPORT OF UHY LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors
The Eastern Company


We have audited the accompanying consolidated balance sheets of The Eastern Company (the Company) as of December 30, 2006 and December 31, 2005 and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the years then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 30, 2006 and December 31, 2005 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in material respects the information set forth therein.

As discussed in Note 10 to the consolidated financial statements, the Company changed its method of accounting for its pension and postretirement benefit plans as of December 30, 2006.

/s/ UHY LLP

Hartford, Connecticut
March 9, 2007

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors
The Eastern Company


We have audited the accompanying consolidated statements of income, comprehensive income, shareholders' equity, and cash flows of The Eastern Company for the year ended January 1, 2005. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of The Eastern Company for the year ended January 1, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                         /s/ Ernst & Young LLP
Hartford, Connecticut
February 8, 2005

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For information regarding the change in the Company's independent registered public accounting firm, see the Form 8-K filed on July 18, 2005.


ITEM 9A    CONTROLS AND PROCEDURES

As of the end of the fiscal year ended December 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 240.13a-15. Based upon that evaluation, the CEO and CFO concluded that the Company's current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and its subsidiaries required to be included in the Company's periodic SEC filings. There were no significant changes in the Company's internal control over financial reporting during the period covered by this report that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


ITEM 9B    OTHER INFORMATION

None.


                                    PART III

ITEM 10    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Registrant's definitive proxy statement ("Proxy Statement") for the 2007 Annual Meeting of Shareholders which is incorporated herein by reference will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 30, 2006.

The information concerning directors is incorporated herein by reference to our Proxy Statement under the caption "Item No. 1 - Election of Director".

The information concerning our executive officers is incorporated herein by reference to our Proxy Statement under the captions "Compensation Discussion and Analysis" and "Executive Compensation". The Registrant's only Executive Officers are Leonard F. Leganza, Chairman, President and Chief Executive Officer, and John L. Sullivan III, Vice President and Chief Financial Officer.

The information concerning our Audit Committee is incorporated herein by reference to our Proxy Statement under the captions "Audit Committee Financial Expert", "Report of the Audit Committee", "Committees of the Board of Directors" and "Exhibit `A' - The Eastern Company Audit Committee Charter". The Audit Committee Charter is also available on the Company's website at http://www.easterncompany.com by clicking on Corporate Governance.

The information concerning compliance with Section 16(a) of the Securities Exchange Act is incorporated herein by reference to our Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance".

The Company's Board of Directors has adopted a Code of Business Conduct and Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and the Company's other financial professionals. The Code of Business Conduct and Ethics is available on the Company's website at http://www.easterncompany.com by clicking on Corporate Governance.

ITEM 11    EXECUTIVE COMPENSATION

Information concerning director and executive compensation is incorporated herein by reference to portions of the Company's Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 30, 2006, under the captions "Director Compensation", "Compensation Discussion and Analysis", "Compensation Committee Report", "Compensation Committee Interlocks and Insider Participation", "Executive Compensation", "Stock Options", "Outstanding Equity Awards at Fiscal Year End" and "Termination of Employment and Change in Control Arrangements". The Compensation Committee of the Board of Directors operates under the Compensation Committee Charter, which can be found on the Company's website at http://www.easterncompany.com by clicking on Corporate Governance. .


ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners and management:

(a) Information concerning security ownership of certain beneficial owners is incorporated herein by reference to the Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 30, 2006, under the caption "Security Ownership of Certain Beneficial Shareholders".

(b) Information concerning security ownership of management is incorporated herein by reference to the Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 30, 2006, under the captions "Item No. 1 - Election of Director", "Security Ownership of Certain Beneficial Shareholders", "Executive Compensation", "Stock Options" and "Outstanding Equity Awards at Fiscal Year-End". See also the equity compensation plan information in Item 5 of this Annual Report on Form 10-K.

(c)  Changes in Control

      None.

Related stockholder matters:

The information required by Item 201(d) of Regulation S-K is included in Item 5 of this Annual Report on Form 10-K.


ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
           INDEPENDENCE

Information regarding certain relationships and related transactions is incorporated herein by reference to our Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 30, 2006 under the caption "Policies and Procedures Concerning Related Persons Transactions".

Information regarding director independence is incorporated herein by reference to our Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 30, 2006 under the captions "Item No.1 - Election of Director" and "Committees of the Board of Directors".


ITEM 14    PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accountant fees and services are incorporated herein by reference to our Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 30, 2006 under the caption "Item No. 3 - Appointment of the Independent Registered Public Accounting Firm".

                                     PART IV

ITEM 15    EXHIBITS, FINANCIAL STATEMENT SCHEDULE

     (a)  Documents filed as part of this report:

          (1)  Financial statements                                                                                  Page

                     Consolidated Balance Sheets - December 30, 2006 and December 31, 2005............................27.

                     Consolidated Statements of Income -- Fiscal years ended December 30, 2006,
                     December 31, 2005 and January 1, 2005............................................................29.

                     Consolidated Statements of Comprehensive Income -- Fiscal years ended
                     December 30, 2006, December 31, 2005, and January 1, 2005........................................29.

                     Consolidated Statements of Shareholders' Equity -- Fiscal years ended
                     December 30, 2006, December 31, 2005 and January 1, 2005.........................................30.

                     Consolidated Statements of Cash Flows--Fiscal years ended December 30, 2006,
                     December 31, 2005, and January 1, 2005...........................................................31.

                     Notes to Consolidated Financial Statements.......................................................32.

                     Report of UHY LLP, Independent Registered Public Accounting Firm.................................54.

                     Report of Ernst & Young LLP, Independent Registered Public Accounting Firm.......................55.

          (2)  Financial Statement Schedule
                     Schedule II -- Valuation and qualifying accounts.................................................60.

               Schedules other than that listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

          (3)  Exhibits
                 Exhibits are as set forth in the "Exhibit Index" which appears on pages 62 through 63.

     (b)  Exhibits Required by Item 601 of Regulation S-K

               Exhibits are as set forth in the "Exhibit Index" which appears on pages 62 through 63. Also refer to the following Form 8-K's filed by the Company.

               Form 8-K filed on April 26, 2006 setting forth the press release reporting the Company's earnings for the quarter ended April 1, 2006.

               From 8-K filed on April 26, 2006 setting forth the press release reporting a 9% increase in the quarterly dividend.

               Form 8-K filed on July 26, 2006 setting forth the press release reporting the Company's earnings for the quarter ended July 1, 2006.

               Form 8-K filed on September 6, 2006 setting  forth  reporting the
               Company's   receipt  of  purchase   orders  for  latching  system
               components approximating $15.5 million.

               Form 8-K filed on  September  25,  2006  setting  forth the press
               release  reporting  the  Company's   acquisition  of  Royal  Lock
               Corporation and amended loan agreement.

               Form 8-K filed on September 27, 2006 setting forth reporting the Company's receipt of additional purchase orders for latching system components increasing original order to approximately $31.5 million.

               Form 8-K filed on September 28, 2006 setting forth a 3-for-2 stock split of the Company's common stock.

               Form 8-K filed on October 25, 2006 setting forth the press release reporting the Company's earnings for the quarter ended September 30, 2006.

               Form 8-K filed on November 8, 2006 setting forth the Company's purchase of the assets of Summit Manufacturing, Inc.

               Form 8-K filed on December 14, 2006 setting forth the appointment of principal officers.

               Form 8-K filed on December 18, 2006 setting forth a sales estimate for 2006.

               Form 8-K filed on February 7, 2007 setting forth the press release reporting the Company's earnings for the quarter and fiscal year ended December 30, 2006.

               Form 8-K filed on February 7, 2007 setting forth the 2007 Executive Incentive Program.

     (c)  None.

                      The Eastern Company and Subsidiaries

                 Schedule II - Valuation and Qualifying accounts


COL. A                                COL. B                 COL. C                                   COL. D         COL. E
-----------------------------------------------------------------------------------------------------------------------------------
                                                             ADDITIONS
                                                             -------------------------------------
                                                             (1)                (2)
                                      Balance at Beginning   Charged to Costs   Charged to Other      Deductions -   Balance at End
Description                           of  Period             and Expenses       Accounts-Describe     Describe       of Period
----------------------------------    -------------------    ----------------   ------------------    ------------   --------------
Fiscal year ended December 30, 2006:
 Deducted from asset accounts:
  Allowance for doubtful accounts          $295,000              $ 58,424               -             $34,424  (a)    $319,000
                                           ========              ========                             =======         ========


Fiscal year ended December 31, 2005:
 Deducted from asset accounts:
  Allowance for doubtful accounts          $332,000              $  6,433               -             $43,433  (a)    $295,000
                                           ========              ========                             =======         ========


Fiscal year ended January 1, 2005:
 Deducted from asset accounts:
  Allowance for doubtful accounts          $302,000              $112,222               -             $82,222  (a)    $332,000
                                           ========              ========                             =======         ========



  (a) Uncollectible accounts written off, net of recoveries.


SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 19, 2007                THE EASTERN COMPANY
       --------------

                                      By /s/ John L. Sullivan III
                                      ---------------------------
                                      John L. Sullivan III
                                      Vice President and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 /s/ Leonard F. Leganza                                       March 19, 2007
 ------------------------
 Leonard F. Leganza
 Chairman, President
 and Chief Executive Officer

 /s/ John L. Sullivan III                                     March 19, 2007
 ------------------------
 John L. Sullivan III
 Vice President and Chief Financial Officer

 /s/ Kenneth R. Sapack                                        March 19, 2007
 ------------------------
 Kenneth R. Sapack
 Chief Accounting Officer

 /s/ John W. Everets                                          March 19, 2007
 ------------------------
 John W. Everets
 Director

 /s/ Charles W. Henry                                         March 19, 2007
 ------------------------
 Charles W. Henry
 Director

 /s/ David C. Robinson                                        March 19, 2007
 ------------------------
 David C. Robinson
 Director

 /s/ Donald S. Tuttle III                                     March 19, 2007
 ------------------------
 Donald S. Tuttle III
 Director

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

     (h) The Eastern Company 2007 Executive Incentive Program is incorporated by reference to the Registrant's Current Report on Form 8-K dated February 7, 2007.

 (14) The Eastern Company Code of Business Conduct and Ethics incorporated by reference. The Eastern Company Code of Business Conduct and Ethics is available free of charge on the Company's Internet website at http://www.easterncompany.com under the section labeled "Corporate Governance".

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

 (23) Consents of independent registered public accounting firms attached hereto on page 64.

 (31) Certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 (32) Certifications pursuant to Rule 13a-14(b) and 18 USC 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 (99) Letter to our shareholders from the Annual Report 2007 is attached on page 68.