Form 10-K/A
period 2006-12-30
EASTERN CO
filed 2007-04-18
CIK 31107

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A
                                (Amendment No. 1)

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

                               The Eastern Company
                                   Form 10-K/A
                                 Amendment No.1

                                EXPLANATORY NOTE

We are amending our annual report on Form 10-K for the year ended December 30, 2006 to include an Exhibit 23 that was omitted from the EDGAR conversion of Form 10-K on March 19, 2007. Exhibit 23, the consent of UHY LLP, the Company's independent registered public accounting firm was not included in the original filing of Form 10-K on March 19, 2007. This amendment also corrects the pagination to include the Exhibit.

Except as discussed above, we have not modified or updated the disclosures presented in the original annual report on Form 10-K. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of our original Form 10-K. Information not affected by the correction is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on March 19, 2007.

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

Dated: April 18, 2007                THE EASTERN COMPANY
       --------------

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


 /s/ Leonard F. Leganza                                       April 18, 2007
 ------------------------
 Leonard F. Leganza
 Chairman, President
 and Chief Executive Officer

 /s/ John L. Sullivan III                                     April 18, 2007
 ------------------------
 John L. Sullivan III
 Vice President and Chief Financial Officer

 /s/ Kenneth R. Sapack                                        April 18, 2007
 ------------------------
 Kenneth R. Sapack
 Chief Accounting Officer

 /s/ John W. Everets                                          April 18, 2007
 ------------------------
 John W. Everets
 Director

 /s/ Charles W. Henry                                         April 18, 2007
 ------------------------
 Charles W. Henry
 Director

 /s/ David C. Robinson                                        April 18, 2007
 ------------------------
 David C. Robinson
 Director

 /s/ Donald S. Tuttle III                                     April 18, 2007
 ------------------------
 Donald S. Tuttle III
 Director

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

 (23) Consents of independent registered public accounting firms attached hereto on page 64 and 65.

 (31) Certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 (32) Certifications pursuant to Rule 13a-14(b) and 18 USC 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 (99) Letter to our shareholders from the Annual Report 2007 is attached on page 69.