Form 10-Q
period 2007-03-31
EASTERN CO
filed 2007-05-03
CIK 31107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to

Commission File Number:	0599

THE EASTERN COMPANY
(Exact name of registrant as specified in its charter)

Connecticut	06-0330020
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

112 Bridge Street, Naugatuck, Connecticut	06770
(Address of principal executive offices)	(Zip Code)

(203) 729-2255
(Registrant’s telephone number, including area code)

Not applicable
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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 31, 2007
Common Stock, No par value	5,578,521

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	March 31, 2007	December 30, 2006
Current Assets
Cash and cash equivalents	$5,619,262	$3,101,458
Accounts receivable, less allowances: $334,000 - 2007; $319,000 - 2006	26,926,545	24,859,152
Inventories	26,846,896	28,042,566
Prepaid expenses and other assets	3,100,132	2,391,425
Deferred income taxes	1,253,618	931,641
Total Current Assets	63,746,453	59,326,242

Property, Plant and Equipment	47,671,481	46,858,651
Accumulated depreciation	(22,131,090)	(21,042,934)
	25,540,391	25,815,717

Goodwill	13,754,272	13,742,160
Trademarks	117,959	117,959
Patents, technology, and licenses, less accumulated amortization	4,135,962	4,216,508
Prepaid pension cost	284,893	266,358
	18,293,086	18,342,985
TOTAL ASSETS	$107,579,930	$103,484,944

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$9,402,897	$13,170,491
Accrued compensation	1,868,182	3,098,525
Other accrued expenses	5,076,404	4,399,358
Current portion of long-term debt	3,114,812	3,111,908
Total Current Liabilities	19,462,295	23,780,282

Deferred income taxes	1,123,537	1,123,537
Other long-term liabilities	1,708,191	—
Long-term debt, less current portion	16,726,999	17,506,802
Accrued postretirement benefits	1,216,222	1,221,156
Accrued pension cost	5,262,583	5,323,550
Interest rate swap obligation	196,359	138,412

Shareholders’ Equity
Preferred Stock, no par value: Authorized and unissued 2,000,000 shares
Common Stock, no par value: Authorized: 25,000,000 shares
Issued: 8,111,610 shares in 2007 and 8,012,550 shares in 2006	19,365,698	17,974,115
Treasury Stock: 2,533,089 shares in 2007 and 2006	(16,655,041)	(16,655,041)
Retained earnings	64,301,425	58,279,371

Accumulated other comprehensive income (loss):
Foreign currency translation	810,580	756,452
Unrecognized net pension and postretirement benefit costs, net of tax	(5,814,348)	(5,875,261)
Derivative financial instruments, net of taxes	(124,570)	(88,431)
Accumulated other comprehensive loss	(5,128,338)	(5,207,240)
Total Shareholders’ Equity	61,883,744	54,391,205
TOTAL LIBILITIES AND SHAREHOLDERS’ EQUITY	$107,579,930	$103,484,944

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31, 2007	April 1, 2006
Net sales	$52,317,174	$27,860,183
Cost of products sold	(36,287,481)	(21,376,439)
Gross margin	16,029,693	6,483,744

Selling and administrative expenses	(5,169,411)	(4,461,468)
Operating profit	10,860,282	2,022,276

Interest expense	(374,976)	(239,576)
Other income	12,976	29,923
Income before income taxes	10,498,282	1,812,623

Income taxes	3,740,044	668,858
Net income	$6,758,238	$1,143,765

Earnings per Share:
Basic	$1.23	$ .21

Diluted	$1.14	$ .20

Cash dividends per share:	$ .08	$ .07

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31, 2007	April 1, 2006
Net income	$6,758,238	$1,143,765
Other comprehensive income/(loss) -
Change in foreign currency translation	54,128	78,481
Change in unrecognized net pension and postretirement benefit costs, net of taxes of $35,104	60,913	—
Change in fair value of derivative financial instruments, net of income taxes (benefit) of ($21,808) and $42,959 in 2007 and 2006, respectively	(36,139)	53,178
	78,902	131,659
Comprehensive income	$6,837,140	$1,275,424

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31, 2007	April 1, 2006
Operating Activities
Net income	$6,758,238	$1,143,765
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,230,177	855,454
Provision for doubtful accounts	13,589	8,244
Loss on sale of equipment and other assets	5,992	—
Issuance of Common Stock for directors’ fees	15,301	18,371
Changes in operating assets and liabilities:
Accounts receivable	(2,071,135)	(911,132)
Inventories	1,197,072	(1,304,646)
Prepaid expenses and other	(707,732)	(781,380)
Prepaid pension cost	27,250	411,204
Other assets	(58,373)	(46,540)
Accounts payable	(3,769,326)	1,102,226
Accrued compensation	(1,231,433)	(481,636)
Other accrued expenses	1,731,924	522,833
Net cash provided by operating activities	3,141,544	536,763

Investing Activities
Purchases of property, plant and equipment	(787,275)	(983,846)
Proceeds from sale of equipment and other assets	7,650	—
Net cash used in investing activities	(779,625)	(983,846)

Financing Activities
Principal payments on long-term debt	(776,899)	(856,021)
Proceeds from sales of Common Stock	839,335	203,700
Tax benefit from exercise of incentive stock options	536,947
Dividends paid	(440,256)	(400,366)
Net cash provided by (used in) financing activities	159,127	(1,052,687)

Effect of exchange rate changes on cash	(3,242)	28,142
Net change in cash and cash equivalents	2,517,804	(1,471,628)

Cash and cash equivalents at beginning of period	3,101,458	6,345,947
Cash and cash equivalents at end of period	$5,619,262	$4,874,319

See accompanying notes.

THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2007

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. Refer to the Company’s consolidated financial statements and notes thereto included in its Form 10-K for the year ended December 30, 2006 for additional information.

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

The condensed consolidated balance sheet as of December 30, 2006 has been derived from the audited consolidated balance sheet at that date.

As discussed in Note K, effective December 31, 2006, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).

Note B – Earnings Per Share

The denominators used in the earnings per share computations follow:

	Three Months Ended
	March 31, 2007	April 1, 2006
Basic:
Weighted average shares outstanding	5,507,372	5,464,691

Diluted:
Weighted average shares outstanding	5,507,372	5,464,691
Dilutive stock options	424,672	246,446
Denominator for diluted earnings per share	5,932,044	5,711,137

Note C - Inventories

The components of inventories follow:

	March 31, 2007	December 30, 2006

Raw material and component parts	$ 7,678,213	$ 8,008,603
Work in process	6,094,245	6,366,354
Finished goods	13,074,438	13,667,609
	$ 26,846,896	$ 28,042,566

Note D – Segment Information

Segment financial information follows:

	Three Months Ended
	March 31, 2007	April 1, 2006
Revenues:
Sales to unaffiliated customers:
Industrial Hardware	$34,797,817	$12,879,439
Security Products	14,129,611	11,609,349
Metal Products	3,389,746	3,371,395
	$52,317,174	$27,860,183

Income before income taxes:
Industrial Hardware	$10,235,423	$ 1,010,911
Security Products	1,104,168	1,151,667
Metal Products	(479,309)	(140,302)
Operating Profit	10,860,282	2,022,276
Interest expense	(374,976)	(239,576)
Other income	12,976	29,923
	$10,498,282	$ 1,812,623

Note E – Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company has not yet determined the impact, if any, that the adoption of SFAS No. 157 will have on our results of operations or financial condition. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No 159, which amends SFAS No. 115 allows certain financial assets and liabilities to be recognized, at the company’s election, at fair market value, with any gains or losses for the period recorded in the statement of income. This gives a company the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Currently, the Company records the gains or losses for the period in the statement of comprehensive income and in the equity section of the balance sheet. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not determined the impact, if any, of the adoption of SFAS No. 159.

Note F - Debt

The interest rates on the term and the revolving credit portions of the Loan Agreement vary. The interest rates may vary based on the LIBOR rate plus a margin spread of 1.0% to 1.65% for the term portion and 1.0% to 1.6% for the revolving credit portion. The margin rate spread is based on operating results calculated on a rolling-four-quarter basis. The Company may also borrow funds at the lender’s prime rate. On March 31, 2007, the interest rate on the term portion of the Loan Agreement was 6.61%. The interest rate on interim borrowings during the quarter under the revolving loan was 8.5%, the bank’s prime rate.

Note G – Goodwill

The following is a roll-forward of goodwill from year-end 2006 to the end of the first quarter 2007:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total

Beginning balance	$1,908,344	$11,833,816	$—	$13,742,160
Foreign exchange	12,112	—	—	12,112
Ending balance	$1,920,456	$11,833,816	$—	$13,754,272

Note H – Intangibles

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

The gross carrying amount and accumulated amortization of amortizable intangible assets:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total	Weighted-Average Amortization Period (Years)
2007 Gross Amount:
Patents and developed technology	$ 2,439,844	$ 1,026,405	$ 82,747	$ 3,548,996	15.8
Customer relationships	-	1,921,811	-	1,921,811	5.0
Non-compete agreements	-	90,735	-	90,735	5.0
Other	-	3,941	-	3,941	-
Total Gross Intangibles	$ 2,439,844	$ 3,042,892	$ 82,747	$ 5,565,483	11.5

2007 Accumulated Amortization:
Patents and developed technology	$ 914,558	$ 208,584	$ 63,790	$ 1,186,932
Customer relationships	-	189,224	-	189,224
Non-compete agreements	-	53,365	-	53,365
Accumulated Amortization	$ 914,558	$ 451,173	$ 63,790	$ 1,429,521

Net March 31, 2007 per Balance Sheet	$ 1,525,286	$ 2,591,719	$ 18,957	$ 4,135,962

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total	Weighted-Average Amortization Period (Years)
2006 Gross Amount:
Patents and developed technology	$ 2,411,468	$ 1,005,390	$ 82,747	$ 3,499,605	16.1
Customer relationships	-	1,921,811	-	1,921,811	5.0
Non-compete agreements	-	90,735	-	90,735	5.0
Other	-	3,941	-	3,941	-
Total Gross Intangibles	$ 2,411,468	$ 3,021,877	$ 82,747	$ 5,516,092	11.5

2006 Accumulated Amortization:
Patents and developed technology	$ 902,854	$ 192,250	$ 62,553	$ 1,151,657
Customer relationships	-	93,133	-	93,133
Non-compete agreements	-	48,794	-	48,794
Accumulated Amortization	$ 902,854	$ 334,177	$ 62,553	$ 1,299,584

Net December 30, 2006 per Balance Sheet	$ 1,508,614	$ 2,687,700	$ 20,194	$ 4,216,508

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

Significant disclosures relating to these benefit plans for the first quarter of 2007 and 2006 follows:

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
Service cost	$442,782	$401,457	$26,268	$21,641
Interest cost	620,500	620,574	30,750	26,056
Expected return on plan assets	(821,718)	(756,049)	(19,151)	(21,626)
Amortization of prior service cost	20,448	37,111	(5,972)	(14,911)
Amortization of transition obligation	(2,962)	(8,652)	—	—
Amortization of the net (gain) loss	89,266	121,186	(4,763)	(5,968)
Net periodic benefit cost	$348,316	$415,627	$27,132	$5,192

The Company’s funding policy with respect to its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations. In 2007, the Company is required to contribute $1,769,000 into its salaried plan and $273,000 into one of its hourly plans. As of March 31, 2007, the Company has made contributions totaling $250,000 to the salary plan and $266,000 to the hourly plan and will make the remaining contributions prior to filing its federal income tax return due on September 15, 2007.

The Company has a contributory savings plan under Section 401(k) of the Internal Revenue Code covering substantially all U.S. non-union employees. The plan allows participants to make voluntary contributions of up to 100% of their annual compensation on a pretax basis, subject to IRS limitations. The plan provides for contributions by the Company at its discretion. The Company made contributions of $43,776 in the first quarter of 2007 and $42,243 in the first quarter of 2006.

Note J – Stock Based Compensation and Stock Options

On January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement of Financial Standards No. 123R, Share Based Payment (as amended), using the modified prospective method. As no stock options were granted in 2007 or 2006 and, as all options granted prior to January 1, 2006 were fully vested, there was no impact on the financial statements since adoption.

The Company has stock option plans for officers, other key employees, and non-employee directors: the 1989, 1995, 1997 and 2000 plans. Options granted under the 1989 plan and incentive stock options granted under the 1995 and 2000 plans must have exercise prices that are not less than 100% of the fair market value of the stock on the dates the options are granted. Restricted stock awards may also be granted to participants under the 1995 and 2000 plans with restrictions determined by the Compensation Committee of the Company’s Board of Directors. Under the 1995, 1997, and 2000 plans, nonqualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Company’s Board of Directors. No options were granted in 2007 or 2006. No restricted stock was granted in 2007 or 2006.

As of March 31, 2007, there were 446,250 shares available for future grant under the above noted plans: 2000 – 367,500 shares; 1997 – 78,750. As of March 31, 2007, there were 1,350,500 shares of common stock reserved under all option plans for future issuance.

	Three Months Ended March 31, 2007		Year Ended December 30, 2006
	Shares	Weighted - Average Exercise Price	Shares	Weighted - Average Exercise Price
Outstanding at beginning of period	1,002,750	$9.233	1,017,750	$9.297
Granted	—	—	—	—
Exercised	(98,500)	8.521	(15,000)	13.580
Outstanding at end of period	904,250	$9.311	1,002,750	$9.233

Options Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of March 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 6.61 – $ 7.95	231,250	0.5	$ 7.045
$ 9.33 – $10.20	598,750	2.8	9.696
$12.33 – $13.58	74,250	6.3	13.264
	904,250	2.5	9.311

At March 31, 2007, outstanding and exercisable options had an intrinsic value of $16,158,175. The total intrinsic value of stock options exercised in the first quarter of 2007 was $1,822,265. The Company recognized a tax benefit of $536,947 resulting from the exercise of non-qualified stock options and the disqualification of options that were exercised and sold prior to the required holding period.

Note K – Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on December 31, 2006, the first day of the Company’s fiscal year for 2007. As a result of the implementation of Interpretation 48, the Company recognized approximately a $631,000 increase in the liability for unrecognized tax benefits, $264,000 of which was accounted for as a reduction to the December 31, 2006 balance of retained earnings. The Company has recorded a liability of approximately $1,561,000 for unrecognized tax benefits as of December 31, 2006.

Included in the balance at December 31, 2006, are $1,226,000 of unrecognized tax benefits that would affect the annual effective tax rate. In 2007 and 2006, the Company recognized interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company had approximately $225,000 of accrued interest and penalties at December 31, 2006.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2003 and non-U.S. income tax examinations by tax authorities prior to 2001.

The total amount of unrecognized tax benefits could increase or decrease within the next twelve months for a number of reasons including the closure of federal, state and foreign tax years by expiration of the statute of limitations and the recognition and measurement considerations under FIN 48. There have been no significant changes to the total amount of unrecognized tax benefits during the three months ended March 31, 2007. The Company believes that it is reasonably possible that approximately $500,000 of unrecognized tax benefits related to the earnings of our Hong Kong subsidiary will be recognized over the next twelve months.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in the Company’s financial position and results of operations for the thirteen weeks ended March 31, 2007. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 30, 2006 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

Certain statements set forth in this discussion and analysis of financial condition and results of operations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. They use such words as “may,” “will,” “expect,” “believe,” “plan” and other similar terminology. These statements reflect management’s current expectations regarding future events and operating performance and speak only as of the date of this release. These forward-looking statements involve a number of risks and uncertainties and actual future results and trends may differ materially depending on a variety of factors including changing customer preferences, lack of success of new products, loss of customers, competition, increased raw material prices, problems associated with foreign sourcing of parts and products, changes within our industry segments, in the overall economy, litigation and legislation. In addition, terrorist threats and the possible responses by the U.S. government, the effects on consumer demand, the financial markets, the travel industry, the trucking industry and other conditions increase the uncertainty inherent in forward-looking statements. Forward-looking statements reflect the expectations of the Company at the time they are made, and investors should rely on them only as expressions of opinion about what may happen in the future and only at the time they are made. The Company undertakes no obligation to update any forward-looking statement. Although the Company believes it has an appropriate business strategy and the resources necessary for its operations, future revenue and margin trends cannot be reliably predicted and the Company may alter its business strategies to address changing conditions.

In addition, the Company makes estimates and assumptions that may materially affect reported amounts and disclosures. These relate to valuation allowances for accounts receivable and for excess and obsolete inventories, accruals for pensions and other postretirement benefits (including forecasted future cost increases and returns on plan assets), provisions for depreciation (estimating useful lives), uncertain tax positions, and, on occasion, accruals for contingent losses.

Overview

During the first quarter of 2007, the Company experienced an 88% increase in sales as compared to the first quarter of 2006. All of the Company’s business segments increased their sales over the prior year period. Net sales and net income were favorably impacted by shipments of approximately $18 million from the Industrial Hardware segment to complete the fulfillment of orders received in September 2006 to produce door latching components for a military project to up-armor existing Humvees. These shipments represented approximately 65% of the total sales increase for the quarter compared to the 2006 first quarter. Excluding the shipments under the military contract, the Industrial Hardware segment sales increased 29% in the first quarter of 2007 compared to the first quarter of 2006. In addition, the Security Products and the Metal Products segments experienced a 22% and 0.5% increase in sales, respectively, compared to the prior year period.

Gross margin as a percentage of sales for the three months ended March 31, 2007 was 30.6% compared to 23.3% in the comparable period a year ago. Higher sales volume, especially the door latching components for a military project to up-armor existing Humvees, which resulted in better utilization of production capacity mainly in the Industrial Hardware segment was the primary reason for the gross margin improvement. The Security Products and Metal Products segments of the business experienced decreases in gross margin as a percentage of sales of 4.7% and 10.8%, respectively. The decrease in the Security Products segment was the result of a decrease in sales of products to the commercial laundry industry and higher raw material costs. The decrease in the Metal Products segment was the result of higher costs for raw materials, payroll and payroll related charges, utilities and maintenance.

Raw material prices have continued to increase during the first quarter of 2007, mainly for zinc, brass and stainless steel. The Company is recovering these increases from our customers, wherever possible. Currently, there is no indication that the Company will not be able to obtain supplies of all the materials that it requires. Raw material costs will continue to have a negative impact on gross margin unless prices for raw materials stabilize.

Cash flow from operations in the first quarter of 2007 has improved significantly compared to the same period in 2006, mainly due to the increased sales volume from the military up-armor project. The Company’s line of credit, along with controlling discretionary expenditures, should provide sufficient cash flow to enable the company to meet all its existing obligations.

A more detailed analysis of the Company’s results of operations and financial condition follows:

Results of Operations

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of income as a percentage of net sales, by segment:

	Three Months Ended March 31, 2007
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	62.7%	77.2%	105.2%	69.4%
Gross margin	37.3%	22.8%	-5.2%	30.6%

Selling and administrative expense	7.9%	15.0%	8.9%	9.8%
Operating profit	29.4%	7.8%	-14.1%	20.8%

	Three Months Ended April 1, 2006
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	75.9%	72.5%	94.4%	76.7%
Gross margin	24.1%	27.5%	5.6%	23.3%

Selling and administrative expense	16.3%	17.6%	9.7%	16.0%
Operating profit	7.8%	9.9%	-4.1%	7.3%

The following table shows the amount of change for the first quarter of 2007 compared to the first quarter of 2006 in sales, cost of products sold, gross margin, selling and administrative expenses and operating profit, by segment (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$ 21,919	$ 2,520	$ 18	$ 24,457

Volume	6.4%	17.4%	-0.8%	10.2%
Prices	0.0%	-0.4%	0.0%	-0.2%
New products	163.8%	4.7%	1.3%	77.8%
	170.2%	21.7%	0.5%	87.8%

Cost of products sold	$ 12,035	$ 2,494	$ 382	$ 14,911
	123.2%	29.6%	12.0%	69.8%

Gross margin	$ 9,884	$ 26	$ (364)	$ 9,546
	318.1%	0.9%	-194.0%	147.2%

Selling and administrative expenses	$ 659	$ 74	$ (25)	$ 708
	31.4%	3.6%	-7.5%	15.9%

Operating profit	$ 9,225	$ (48)	$ (339)	$ 8,838
	912.5%	-4.1%	-241.6%	437.0%

Industrial Hardware Segment

Net sales in the Industrial Hardware segment were up 170.2% in the first quarter of 2007 compared to the prior year quarter. New product introductions, mainly the door latching components for a military project to up-armor existing Humvees, were responsible for the majority of the increase in sales for this segment. All of the new products were developed internally for the variety of markets we serve. New products included a retro-fit kit for the military Humvee, a 2 point pad lock assembly and a star wheel rotary assembly for the truck accessory market, a compartment wire harness, a paddle rotary and a door jamb latch for the service body market and an assortment of handles and latches used in many of the markets we sell to. Sales volume of existing products was up in the Industrial Hardware segment primarily due to increased sales of “sleeper cabs” for the Class 8 truck market, as truck dealers were building up their inventories ahead of new green house gas emission regulations that went into effect for Class 8 trucks produced after March 31, 2007. As a result, the Company expects sales volume of “sleeper cabs” to decline in the second quarter.

Cost of products sold for the Industrial Hardware segment increased 123.2% from the first quarter of 2006 to the first quarter of 2007. In addition to manufacturing costs associated with the higher volume of sales, the major factor causing the increase was higher raw material costs in 2007.

Gross margin as a percent of net sales increased from 24.1% to 37.3% as a direct result of the significant increase in sales volume, primarily the door latching components for a military project to up-armor existing Humvees, resulting in more efficient utilization of our existing facilities.

Selling and administrative expenses increased 31.4% for the first quarter of 2007 compared to the prior year period due to increases in payroll and payroll related charges and advertising expenses.

Security Products Segment

Net sales in the Security Products segment increased 21.7% in the 2007 period compared to the first quarter of 2006. The increase in sales volume was the result of the integration of the Royal Lock and Summit Manufacturing acquisitions. Sales volume decreases were experienced in our commercial laundry products in the first quarter of 2007 compared to the prior year quarter. Product sales in commercial laundry were very soft in the first two months of the quarter resulting from lower spending in the market, but started to improve in the last month of the quarter. We are optimistic sales in this market will improve as the year progresses. Sales of new products focused on oven latches from the Summit Manufacturing acquisition and lock products such as a L-handle for a sportrack and hinge used on truck tonneau covers as well as various other items for the many markets we service.

Cost of products sold for the Security Products segment was up 29.6% in 2007 compared to the first quarter of 2006. The increase in cost of products sold was due to the increase in sales volume and increases in raw material costs.

Gross margin as a percentage of sales decreased from 27.5% to 22.8% due to lower sales volume of commercial laundry products, which resulted in lower utilization of that facility, and increased raw material costs in all operating units in the Security Products segment in 2007 compared to the same period in 2006.

Selling and administrative expenses increased 3.6% from 2006 levels due to increased payroll and payroll related charges, increased travel expense and amortization of intangibles resulting from the acquisitions of Royal Lock and Summit Manufacturing.

Metal Products Segment

Net sales in the Metal Products segment were up 0.5% in the first quarter of 2007 as compared to the prior year period. Sales of mining products were up 12.8% in 2007 compared to the first quarter of 2006 and sales of contract castings decreased 17.7% from the prior year levels. The decrease is sales of contract castings is the result of lower average selling prices in the current product mix. New product sales included a spherical nut used in underground mining. The Company is continuing its marketing efforts to introduce our mine roof anchors in the China mining industry. While that effort has not yet yielded great success, we remain optimistic that the course of action we are taking will produce positive results.

Cost of products sold increased 12.0% in the first quarter of 2007 compared to the same period in 2006. The increase is attributable to the mix of products produced and increased costs for raw materials, utilities and payroll and payroll related charges.

Gross margin as a percentage of net sales decreased from 5.6% in the first quarter of 2006 to -5.2% for the 2007 quarter. The decrease is primarily due to the mix of products produced and higher production costs.

Selling and administrative expenses were down 7.5% in 2007 compared to the same period in 2006. The decrease was related to decreases in payroll and payroll related charges.

Other Items

Interest expense increased 56.5% in the first quarter of 2007 compared to the prior year period due to the higher debt balances, higher interest rates and borrowings under the revolving loan to fund interim working capital needs.

Other income decreased 56.6% from the first quarter of 2006 to the 2007 first quarter due to lower cash balances in the Company’s cash management program, which resulted in lower interest income.

Income taxes increased in line with the higher earnings level. The effective tax rate in the first quarter of 2007 was 35.6% compared to 36.9% in the first quarter of 2006. The decrease in the effective tax rate is the result of the Company deriving a higher percentage of its earnings from countries with lower effective tax rates.

Liquidity and Sources of Capital

The Company generated $3.1 million from operations for the first three months of 2007 compared to $537,000 for the same period in 2006. The change in cash flows was the result of changes in the level of sales related to the Company’s military contract and the associated timing differences for collections of accounts receivable and payments of liabilities and changes in inventories. Cash flow from operations coupled with cash on hand at the beginning of the year were sufficient to fund capital expenditures, debt service, incentive payments, contributions to the Company’s pension plans, and dividend payments. The Company did utilize the line of credit during the first quarter. The maximum balance outstanding during the period was approximately $5.3 million; however, the line was completely paid at the end of the period. The line of credit was not used during the same period in 2006.

Additions to property, plant and equipment were $787,000 during the first three months of 2007 versus $984,000 for the comparable period in the prior year. Total capital expenditures for 2007 are expected to be in the range of $4.5 million to $5.5 million.

Total inventories as of March 31, 2007 were $26.8 million, compared to $28.0 million at year-end 2006. The inventory turnover ratio of 5.4 turns at the end of the first quarter was higher than both the prior year first quarter and year-end 2006 ratio of 3.9 and 3.7 turns, respectively. The improvement is related to the military contract which was completed during the first quarter of 2007. Accounts receivable increased by $2.1 and $11.2 million from year end and the first quarter of Fiscal 2006, primarily due to increased sales volume. The average days sales in accounts receivable for the first quarter of 2007 at 47 days was comparable to the first quarter of 2006 at 51 days and year end 2006 at 46 days.

Cash flow from operating activities and funds available under the revolving credit portion of the Company’s loan agreement are expected to be sufficient to cover future foreseeable working capital requirements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from what was reported in the 2006 Annual Report on Form 10-K.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO have concluded that these controls and procedures are effective at the “reasonable assurance” level.

Changes in Internal Controls

During the period covered by this report, there have been no significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There are no legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which either the Company or any of its subsidiaries is a party or to which any of their property is the subject.

ITEM 1A – RISK FACTORS

There have been no material changes in risk factors from what was reported in the 2006 Annual Report on Form 10-K.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered securities by the Company or purchases of registered equity securities by the Company during the period covered by this report.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Registrant held its Annual Meeting of the Stockholders at The Eastern Company, Naugatuck, Connecticut on Wednesday, the twenty-fifth day of April, 2007. The matters voted on and the voting results were:

		FOR	AGAINST
1)	Election of Charles W. Henry as a director for a three-year term expiring in the year 2010:	4,684,046	25,557

	Continuing Directors: Leonard F. Leganza John W. Everets David C. Robinson Donald S. Tuttle III

		FOR	AGAINST	ABSTENTION
2)	Amendment to increase the number of authorized shares of Common Stock:	4,472,809	221,076	15,716

		FOR	AGAINST	ABSTENTION
3)	Appointment of UHY LLP as independent registered public accounting firm:	4,687,146	7,182	15,274

Under Connecticut law, an abstention or broker non-vote is considered to be present for purposes of determining a quorum, but is not deemed to be a vote cast. As a result, abstentions and broker non-votes are not included in the tabulation of the voting results on the election of directors or the other matters acted upon at the Annual Meeting.

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

31) Certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32) Certifications pursuant to Rule 13a-14(b) and 18 USC 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(1)) The Registrant’s Annual Report on Form 10-K as amended for the fiscal year ended December 30, 2006 is incorporated herein by reference.

99(2)) Form 8-K filed on April 25, 2007 setting forth the press release reporting the Company’s earnings for the quarter ended March 31, 2007 is incorporated herein by reference.

99(3)) Form 8-K filed on April 25, 2007 setting forth the Company’s projected revenue for 2007 is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE EASTERN COMPANY
(Registrant)
DATE: May 3, 2007	/s/Leonard F. Leganza_____
Leonard F. Leganza Chairman, President and Chief Executive Officer

DATE: May 3, 2007	/s/John L. Sullivan III______
John L. Sullivan III Vice President and Chief Financial Officer