Form 10-Q
period 2007-06-30
EASTERN CO
filed 2007-07-30
CIK 31107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2007
Common Stock, No par value	5,614,895

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	June 30, 2007	December 30, 2006
Current Assets
Cash and cash equivalents	$8,217,855	$3,101,458
Accounts receivable, less allowances: $357,000 - 2007; $319,000 - 2006	20,222,319	24,859,152
Inventories	27,098,039	28,042,566
Prepaid expenses and other assets	2,868,768	2,391,425
Deferred income taxes	1,128,225	931,641
Total Current Assets	59,535,206	59,326,242

Property, Plant and Equipment	48,539,627	46,858,651
Accumulated depreciation	(23,228,624)	(21,042,934)
	25,311,003	25,815,717

Goodwill	13,849,340	13,742,160
Trademarks	117,959	117,959
Patents, technology, and licenses, less accumulated amortization	4,099,082	4,216,508
Interest rate swap asset	50,603	—
Prepaid pension cost	303,428	266,358
	18,420,412	18,342,985
TOTAL ASSETS	$103,266,621	$103,484,944

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$7,785,122	$13,170,491
Accrued compensation	2,034,891	3,098,525
Other accrued expenses	1,944,386	4,399,358
Current portion of long-term debt	3,117,752	3,111,908
Total Current Liabilities	14,882,151	23,780,282

Deferred income taxes	1,123,537	1,123,537
Other long-term liabilities	1,745,863	—
Long-term debt, less current portion	15,946,447	17,506,802
Accrued postretirement benefits	1,227,226	1,221,156
Accrued pension cost	4,691,759	5,323,550
Interest rate swap obligation	—	138,412

Shareholders’ Equity
Preferred Stock, no par value: Authorized and unissued 2,000,000 shares	—	—
Common Stock, no par value: Authorized: 50,000,000 shares
Issued: 8,155,920 shares in 2007 and 8,012,550 shares in 2006	20,050,965	17,974,115
Treasury Stock: 2,540,862 shares in 2007 and 2,533,089 shares in 2006	(16,878,126)	(16,655,041)
Retained earnings	64,583,498	58,279,371

Accumulated other comprehensive income (loss):
Foreign currency translation	1,614,634	756,452
Unrecognized net pension and postretirement benefit costs, net of tax	(5,753,435)	(5,875,261)
Derivative financial instruments, net of taxes	32,102	(88,431)
Accumulated other comprehensive loss	(4,106,699)	(5,207,240)
Total Shareholders’ Equity	63,649,638	54,391,205
TOTAL LIBILITIES AND SHAREHOLDERS’ EQUITY	$103,266,621	$103,484,944

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Six Months Ended		Three Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net sales	$86,492,645	$57,529,342	$34,175,471	$29,669,159
Cost of products sold	(64,320,519)	(44,570,597)	(28,033,038)	(23,194,158)
Gross margin	22,172,126	12,958,745	6,142,433	6,475,001

Selling and administrative expenses	(9,911,556)	(8,722,668)	(4,742,145)	(4,261,200)
Operating profit	12,260,570	4,236,077	1,400,288	2,213,801

Interest expense	(692,461)	(471,101)	(317,485)	(231,525)
Other income	89,962	47,630	76,986	17,707
Income before income taxes	11,658,071	3,812,606	1,159,789	1,999,983

Income taxes	4,171,477	1,456,284	431,433	787,426
Net income	$7,486,594	$2,356,322	$728,356	$1,212,557

Earnings per Share:
Basic	$1.35	$.43	$.13	$.22

Diluted	$1.25	$.41	$.12	$.21

Cash dividends per share:	$.16	$.15	$.08	$.08

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Six Months Ended		Three Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net income	$7,486,594	$2,356,322	$728,356	$1,212,557
Other comprehensive income:
Change in foreign currency translation	858,182	200,957	804,054	122,476
Change in unrecognized net pension and postretirement benefit costs, net of taxes of $70,208 and $35,104	121,826	—	60,913	—
Change in fair value of derivative financial instruments, net of income taxes of: 2007 – $68,482 and $90,290, respectively 2006 – $49,087 and $17,925, respectively	120,533	86,557	156,672	33,379
	1,100,541	287,514	1,021,639	155,855
Comprehensive income	$8,587,135	$2,643,836	$1,749,995	$1,368,412

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30, 2007	July 1, 2006
Operating Activities
Net income	$7,486,594	$2,356,322
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,343,878	1,736,285
Provision for doubtful accounts	27,438	3,464
Loss on sale of equipment and other assets	11,997	—
Issuance of Common Stock for directors’ fees	27,586	38,451
Changes in operating assets and liabilities:
Accounts receivable	4,772,823	(1,289,683)
Inventories	1,197,849	(2,870,071)
Prepaid expenses and other	(463,481)	213,018
Prepaid pension cost	(607,948)	78,656
Other assets	(108,725)	(84,492)
Accounts payable	(5,452,369)	1,434,903
Accrued compensation	(1,077,091)	(161,194)
Other accrued expenses	(1,276,335)	(347,850)
Net cash provided by operating activities	6,882,216	1,107,809

Investing Activities
Purchases of property, plant and equipment	(1,368,963)	(2,364,583)
Proceeds from sale of equipment and other assets	21,350	15,035
Net cash used in investing activities	(1,347,613)	(2,349,548)

Financing Activities
Principal payments on long-term debt	(1,554,511)	(1,710,919)
Proceeds from sales of Common Stock	1,157,023	203,700
Tax benefit from exercise of incentive stock options	892,241	—
Purchases of Common Stock for treasury	(223,085)	—
Dividends paid	(886,539)	(838,436)
Net cash used in financing activities	(614,871)	(2,345,655)

Effect of exchange rate changes on cash	196,665	(19,112)
Net change in cash and cash equivalents	5,116,397	(3,606,506)

Cash and cash equivalents at beginning of period	3,101,458	6,345,947
Cash and cash equivalents at end of period	$8,217,855	$2,739,441

See accompanying notes.

THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2007

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

Note B – Earnings Per Share

The denominators used in the earnings per share computations follow:

	Six Months Ended		Three Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Basic:
Weighted average shares outstanding	5,550,219	5,470,373	5,593,073	5,476,055

Diluted:
Weighted average shares outstanding	5,550,219	5,470,373	5,593,073	5,476,055
Dilutive stock options	439,866	250,903	455,060	264,271
Denominator for diluted earnings per share	5,990,085	5,721,276	6,048,133	5,740,326

Note C - Inventories

The components of inventories follow:

	June 30, 2007	December 30, 2006

Raw material and component parts	$ 7,750,039	$ 8,008,603
Work in process	6,151,255	6,366,354
Finished goods	13,196,745	13,667,609
	$ 27,098,039	$ 28,042,566

Note D – Segment Information

Segment financial information follows:

	Six Months Ended		Three Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Revenues:
Sales to unaffiliated customers:
Industrial Hardware	$49,352,544	$27,348,308	$14,554,727	$14,468,868
Security Products	29,946,726	23,505,178	15,817,115	11,895,829
Metal Products	7,193,375	6,675,856	3,803,629	3,304,462
	$86,492,645	$57,529,342	$34,175,471	$29,669,159

Income before income taxes:
Industrial Hardware	$11,134,087	$2,198,731	$898,665	$1,187,819
Security Products	2,393,370	2,421,964	1,289,202	1,270,298
Metal Products	(1,266,888)	(384,618)	(787,579)	(244,316)
Operating Profit	12,260,569	4,236,077	1,400,288	2,213,801
Interest expense	(692,461)	(471,101)	(317,485)	(231,525)
Other income	89,962	47,630	76,986	17,707
	$11,658,070	$3,812,606	$1,159,789	$1,999,983

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

Note F - Debt

The interest rates on the term and the revolving credit portions of the Loan Agreement vary. The interest rates may vary based on the LIBOR rate plus a margin spread of 1.0% to 1.65% for the term portion and 1.0% to 1.6% for the revolving credit portion. The margin rate spread is based on operating results calculated on a rolling-four-quarter basis. The Company may also borrow funds at the lender’s prime rate. On June 30, 2007, the interest rate on the term portion of the Loan Agreement was 6.35%. The interest rate on interim borrowings during the first quarter of 2007 under the revolving loan was 8.5%, the bank’s prime rate. The Company did not utilize the revolver during the second quarter of 2007 or the first half of 2006.

Note G – Goodwill

The following is a roll-forward of goodwill from year-end 2006 to the end of the second quarter 2007:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total

Beginning balance	$1,908,344	$11,833,816	$—	$13,742,160
Foreign exchange	107,180	—	—	107,180
Ending balance	$2,015,524	$11,833,816	$—	$13,849,340

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

The gross carrying amount and accumulated amortization of amortizable intangible assets:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total	Weighted-Average Amortization Period (Years)
2007 Gross Amount:
Patents and developed technology	$ 2,563,016	$ 1,039,197	$ 82,747	$ 3,684,960	15.7
Customer relationships	-	1,921,811	-	1,921,811	5.0
Non-compete agreements	-	90,735	-	90,735	5.0
Other	-	3,941	-	3,941	-
Total Gross Intangibles	$ 2,563,016	$ 3,055,684	$ 82,747	$ 5,701,447	11.6

2007 Accumulated Amortization:
Patents and developed technology	$ 970,428	$ 226,229	$ 65,027	$ 1,261,684
Customer relationships	-	285,315	-	285,315
Non-compete agreements	-	55,366	-	55,366
Accumulated Amortization	$ 970,428	$ 566,910	$ 65,027	$ 1,602,365

Net June 30, 2007 per Balance Sheet	$ 1,592,588	$ 2,488,774	$ 17,720	$ 4,099,082

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total	Weighted-Average Amortization Period (Years)
2006 Gross Amount:
Patents and developed technology	$ 2,411,468	$ 1,005,390	$ 82,747	$ 3,499,605	16.1
Customer relationships	-	1,921,811	-	1,921,811	5.0
Non-compete agreements	-	90,735	-	90,735	5.0
Other	-	3,941	-	3,941	-
Total Gross Intangibles	$ 2,411,468	$ 3,021,877	$ 82,747	$ 5,516,092	11.5

2006 Accumulated Amortization:
Patents and developed technology	$ 902,854	$ 192,250	$ 62,553	$ 1,151,657
Customer relationships	-	93,133	-	93,133
Non-compete agreements	-	48,794	-	48,794
Accumulated Amortization	$ 902,854	$ 334,177	$ 62,553	$ 1,299,584

Net December 30, 2006 per Balance Sheet	$ 1,508,614	$ 2,687,700	$ 20,194	$ 4,216,508

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

Significant disclosures relating to these benefit plans for the second quarter and first six months of Fiscal 2007 and 2006 follow:

	Pension Benefits
	Six Months Ended		Three Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Service cost	$885,563	$800,332	$442,781	$398,875
Interest cost	1,241,000	1,166,466	620,500	545,892
Expected return on plan assets	(1,643,436)	(1,512,097)	(821,718)	(756,048)
Amortization of prior service cost	40,896	74,221	20,448	37,110
Amortization of transition obligation	(5,924)	(17,304)	(2,962)	(8,652)
Amortization of the net loss	178,532	242,371	89,266	121,185
Net periodic benefit cost	$696,631	$753,989	$348,315	$338,362

	Postretirement Benefits
	Six Months Ended		Three Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Service cost	$52,536	$43,282	$26,268	$21,641
Interest cost	61,500	52,112	30,750	26,056
Expected return on plan assets	(38,302)	(43,252)	(19,151)	(21,626)
Amortization of prior service cost	(11,944)	(29,822)	(5,972)	(14,911)
Amortization of the net gain	(9,526)	(11,936)	(4,763)	(5,968)
Net periodic benefit cost	$54,264	$10,384	$27,132	$5,192

The Company’s funding policy with respect to its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations. In 2007, the Company is required to contribute $1,769,000 into its salaried plan and $273,000 into one of its hourly plans. As of June 30, 2007, the Company has made contributions totaling $1,000,000 to the salaried plan and $266,000 to the hourly plan and will make the remaining contributions prior to filing its federal income tax return due on September 15, 2007.

The Company has a contributory savings plan under Section 401(k) of the Internal Revenue Code covering substantially all U.S. non-union employees. The plan allows participants to make voluntary contributions of up to 100% of their annual compensation on a pretax basis, subject to IRS limitations. The plan provides for contributions by the Company at its discretion. The Company made contributions of $44,564 and $88,340 in the second quarter and first six months of 2007, respectively, and $43,910 and $86,153 in the second quarter and first six months of 2006, respectively.

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

As of June 30, 2007, there were 446,250 shares available for future grant under the above noted plans: 2000 – 367,500 shares; 1997 – 78,750. As of June 30, 2007, there were 1,306,750 shares of common stock reserved under all option plans for future issuance.

	Six Months Ended June 30, 2007		Year Ended December 30, 2006
	Shares	Weighted - Average Exercise Price	Shares	Weighted - Average Exercise Price
Outstanding at beginning of period	1,002,750	$9.233	1,017,750	$9.297
Granted	—	—	—	—
Exercised	(142,250)	$8.134	(15,000)	$13.580
Outstanding at end of period	860,500	$9.415	1,002,750	$9.233

Options Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of June 30, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 6.61 – $ 7.95	197,500	0.3	$ 7.119
$ 9.33 – $10.20	588,750	2.5	9.700
$12.33 – $13.58	74,250	6.1	13.264
	860,500	2.3	9.415

At June 30, 2007, outstanding and exercisable options had an intrinsic value of $16,904,478. The total intrinsic value of stock options exercised in the first six months of 2007 was $2,794,203. For the six month period ended June 30, 2007, the Company recognized a tax benefit of $892,241 resulting from the exercise of non-qualified stock options and the disqualification of incentive stock options that were exercised and sold prior to the required holding period.

Note K – Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on December 31, 2006, the first day of the Company’s 2007 fiscal year. As a result of the implementation of Interpretation 48, the Company recognized a $631,000 increase in the liability for unrecognized tax benefits, $264,000 of which was accounted for as a reduction to the December 31, 2006 balance of retained earnings. The Company has recorded a liability of approximately $1,561,000 for unrecognized tax benefits as of December 31, 2006.

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

The total amount of unrecognized tax benefits could increase or decrease within the next twelve months for a number of reasons, including the closure of federal, state and foreign tax years by expiration of the statute of limitations and the recognition and measurement considerations under FIN 48. There have been no significant changes to the total amount of unrecognized tax benefits during the six months ended June 30, 2007. The Company believes that it is reasonably possible that approximately $500,000 of unrecognized tax benefits related to the earnings of our Hong Kong subsidiary will be recognized over the next twelve months.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in the Company’s financial position and results of operations for the twenty-six weeks ended June 30, 2007. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 30, 2006 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

Certain statements set forth in this discussion and analysis of financial condition and results of operations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. They use such words as “may,” “will,” “expect,” “believe,” “plan” and other similar terminology. These statements reflect management’s current expectations regarding future events and operating performance and speak only as of the date of this release. These forward-looking statements involve a number of risks and uncertainties and actual future results and trends may differ materially depending on a variety of factors, including changing customer preferences, lack of success of new products, loss of customers, competition, increased raw material prices, problems associated with foreign sourcing of parts and products, changes within our industry segments and in the overall economy, litigation and legislation. In addition, terrorist threats and the possible responses by the U.S. government, the effects on consumer demand, the financial markets, the travel industry, the trucking industry and other conditions increase the uncertainty inherent in forward-looking statements. Forward-looking statements reflect the expectations of the Company at the time they are made, and investors should rely on them only as expressions of opinion about what may happen in the future and only at the time they are made. The Company undertakes no obligation to update any forward-looking statement. Although the Company believes it has an appropriate business strategy and the resources necessary for its operations, future revenue and margin trends cannot be reliably predicted and the Company may alter its business strategies to address changing conditions.

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

Overview

During the second quarter of 2007, the Company experienced a 15% increase in sales as compared to the second quarter of 2006. All of the Company’s business segments increased their sales over the prior year period. In the second quarter of 2007 Industrial Hardware sales increased 1%, Security Products sales increased 33% and Metal Products experienced a 15% increase in sales compared to the prior year period.

Gross margin as a percentage of sales for the three months ended June 30, 2007 was 18% compared to 22% in the comparable period a year ago. The decrease in the gross margin was primarily the result of higher costs for raw materials. Additional items having a negative impact on gross margin in 2007 were increased expenses for payroll and payroll related charges, equipment maintenance and supplies and tools.

Sales in the first six months of 2007 increased 50% compared to the 2006 period. Sales increased in all business segments compared to the first six months of 2006: Industrial Hardware – 80%, Security Products – 27% and Metal Products – 8%. The increase in sales of Industrial Hardware products was primarily the result of the military contract to produce door latching components for a military project to up-armor existing Humvees, which was completed in the first quarter of 2007. The increase in Security Products sales was mainly the result of the acquisitions of Royal Lock and Summit Manufacturing during the latter part of 2006. The increase in the Metal Products segment was the result of increased sales of both mine roof anchor products and contract castings.

Gross margin as a percentage of sales for the six months ended June 30, 2007 was 26% compared to 23% in the comparable period a year ago. Higher sales volume, particularly the door latching components for a military project to up-armor existing Humvees which was completed in the first quarter of 2007, resulted in better utilization of our production capacity mainly in the Industrial Hardware segment and was the primary reason for the gross margin improvement. The six month gross margin was also impacted negatively by the same factors that caused the decrease in gross margin during the second quarter; increases in raw material, payroll and payroll related charges, equipment maintenance and tools and supplies.

Raw material prices have continued to increase during the second quarter of 2007, primarily for zinc, brass and stainless steel. The Company is recovering these increases from our customers, wherever possible. Currently, there is no indication that the Company will not be able to obtain supplies of all the materials that it requires. Raw material costs have reduced our gross margins and will continue to be a challenge unless prices for raw materials stabilize.

Cash flow from operations in the first six months of 2007 has improved significantly compared to the same period in 2006, mainly due to the increased sales volume from the military up-armor project, which was completed in the first quarter. The Company’s line of credit, along with controlling discretionary expenditures, should provide sufficient cash flow to enable the Company to meet all its existing obligations.

A more detailed analysis of the Company’s results of operations and financial condition follows:

Results of Operations

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of income as a percentage of net sales, by segment:

	Three Months Ended June 30, 2007
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	78.8%	77.8%	111.7%	82.0%
Gross margin	21.2%	22.2%	-11.7%	18.0%

Selling and administrative expense	15.0%	14.0%	9.0%	13.9%
Operating profit	6.2%	8.2%	-20.7%	4.1%

	Three Months Ended July 1, 2006
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	78.3%	72.6%	97.6%	78.2%
Gross margin	21.7%	27.4%	2.4%	21.8%

Selling and administrative expense	13.4%	16.8%	9.8%	14.3%
Operating profit	8.3%	10.6%	-7.4%	7.5%

The following table shows the amount of change for the second quarter of 2007 compared to the second quarter of 2006 in sales, cost of products sold, gross margin, selling and administrative expenses and operating profit, by segment (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$ 86	$ 3,921	$ 499	$ 4,506

Volume	-20.4%	27.7%	10.8%	2.3%
Prices	0.3%	0.4%	4.3%	0.8%
New products	20.7%	4.9%	0.0%	12.1%
	0.6%	33.0%	15.1%	15.2%

Cost of products sold	$ 138	$ 3,679	$ 1,022	$ 4,839
	1.2%	42.6%	31.7%	20.9%

Gross margin	$ (52)	$ 242	$ (523)	$ (333)
	-1.7%	7.4%	-667.9%	-5.1%

Selling and administrative expenses	$ 237	$ 223	$ 21	$ 481
	12.2%	11.2%	6.5%	11.3%

Operating profit	$ (289)	$ 19	$ (544)	$ (814)
	-24.3%	1.5%	-222.4%	-36.7%

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of income as a percentage of net sales, by segment:

	Six Months Ended June 30, 2007
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	67.4%	77.6%	108.6%	74.4%
Gross margin	32.6%	22.4%	-8.6%	25.6%

Selling and administrative expense	10.0%	14.4%	9.0%	11.4%
Operating profit	22.6%	8.0%	-17.6%	14.2%

	Six Months Ended July 1, 2006
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	77.2%	72.5%	96.0%	77.5%
Gross margin	22.8%	27.5%	4.0%	22.5%

Selling and administrative expense	14.8%	17.1%	9.7%	15.2%
Operating profit	8.0%	10.4%	-5.7%	7.3%

The following table shows the amount of change for the first six months of 2007 compared to the first six months of 2006 in sales, cost of products sold, gross margin, selling and administrative expenses and operating profit, by segment (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$ 22,004	$ 6,442	$ 517	$ 28,963

Volume	-7.8%	22.6%	4.9%	6.1%
Prices	0.2%	0.0%	2.2%	0.3%
New products	88.1%	4.8%	0.7%	43.9%
	80.5%	27.4%	7.8%	50.3%

Cost of products sold	$ 12,173	$ 6,174	$ 1,403	$ 19,750
	57.7%	36.2%	21.9%	44.3%

Gross margin	$ 9,831	$ 268	$ (886)	$ 9,213
	157.5%	4.1%	-333.5%	71.1%

Selling and administrative expenses	$ 896	$ 297	$ (4)	$ 1,189
	22.2%	7.4%	-0.6%	13.6%

Operating profit	$ 8,935	$ (29)	$ (882)	$ 8,024
	406.4%	-1.2%	-229.4%	189.4%

Industrial Hardware Segment

Net sales in the Industrial Hardware segment were up 1% in the second quarter of 2007 and 80% in the first half compared to the prior year periods. New product introductions, mainly the door latching components for a military project to up-armor existing Humvees, which was completed during the first quarter, were responsible for the majority of the increase in sales for this segment. This segment continues to provide quotations and prototypes for additional military business including the MRAP (Mine Resistant Ambush Protected) program. New products included a retro-fit kit for the military Humvee, a 2 point pad lock assembly and a star wheel rotary assembly for the truck accessory market, a compartment wire harness, a paddle rotary and a door jamb latch for the service body market, wardrobe lock hardware for Class 8 trucks and an assortment of handles and latches used in many of the markets we sell to. As we anticipated, sales volume of existing products declined in the Industrial Hardware segment primarily due to decreased sales of “sleeper cabs” for the Class 8 truck market, as truck dealers built up their inventories ahead of new greenhouse gas emission regulations that went into effect for Class 8 trucks produced after March 31, 2007. Sales of “sleeper cabs” are expected to increase as the year progresses as Class 8 truck dealers sell down their inventories.

Cost of products sold for the Industrial Hardware segment increased 1% in the second quarter and 58% in the first half of 2007 compared to the prior year periods. In addition to manufacturing costs associated with the higher volume of sales, the major factor causing the increase was higher raw material costs in 2007.

Gross margin as a percent of net sales decreased from 22% to 21% in the second quarter compared to the prior year quarter, due to higher manufacturing costs and changes in the mix of products sold. Gross margin increased from 23% to 33% in the first half of 2007 compared to the prior year period as a direct result of the significant increase in sales volume, primarily the door latching components for a military project to up-armor existing Humvees which was completed during the first quarter of 2007, resulting in more efficient utilization of our existing facilities.

Selling and administrative expenses increased 12% for the second quarter and 22% for the first half of 2007 compared to the prior year periods primarily due to increases in payroll and payroll related charges.

Security Products Segment

Net sales in the Security Products segment increased 33% in the second quarter and 27% in the first half of 2007 compared to the 2006 periods. The increase in sales volume was primarily the result of the integration of the Royal Lock and Summit Manufacturing acquisitions. Sales volume improved considerably in commercial laundry products during the second quarter of 2007, after experiencing softness during the first quarter. Sales of new products focused on oven latches from the Summit Manufacturing acquisition and lock products such as a L-handle for a sportrack and hinge used on truck tonneau covers as well as various other items for the many markets we service.

Cost of products sold for the Security Products segment was up 43% in the second quarter and 36% in the first half of 2007 compared to the same periods in 2006. The increase in cost of products sold was due to the increase in sales volume and increases in raw material costs.

Gross margin as a percentage of sales in both the second quarter and first half decreased from 27% in the 2006 periods to 22% in 2007. The decreases were due to higher raw material costs in all operating units in the Security Products segment in 2007 compared to the same periods in 2006. Gross margin in the Security Products segment was also impacted by customers phasing out certain higher margin products in favor of other products with lower margins.

Selling and administrative expenses increased 11% in the second quarter and 7% in the first half of 2007 from 2006 levels. The increase was due to increased payroll and payroll related charges, increased travel expense and amortization of intangibles resulting from the acquisitions of Royal Lock and Summit Manufacturing.

Metal Products Segment

Net sales in the Metal Products segment were up 15% in the second quarter and 8% in the first half of 2007 as compared to the prior year periods. Sales of mining products were up 14% in the second quarter and 13% in the first half of 2007 compared to the prior year periods. Sales of contract castings increased 42% in the second quarter and 7% in the first half of 2007 from the prior year levels. The increase in sales of contract castings is the result of increased demand for ductile iron castings with a higher average selling price compared to the prior year quarter. New product sales included a spherical nut used in underground mining. The Company is continuing its marketing efforts to introduce our mine roof anchors in the China mining industry. While that effort has not yet yielded great success, we remain optimistic that the course of action we are taking will produce positive results.

Cost of products sold increased 32% in the second quarter and 22% in the first half of 2007 compared to the same periods in 2006. The increase is attributable to the mix of products produced and increased costs for raw materials, utilities, supplies and tools, equipment maintenance and payroll and payroll related charges.

Gross margin as a percentage of net sales decreased from 2% to -12% in the second quarter of 2007 and from 4% to -9% for the first half of 2007 compared to the 2006 periods. The decrease is primarily due to the mix of products produced and higher production costs. The higher production costs primarily related to problems in casting two new products related to military orders which reduced our margins. The Company believes the problems associated with these two products are now behind us.

Selling and administrative expenses were up 7% in the second quarter and down 1% in the first half of 2007 compared to the same periods in 2006. The increase in the second quarter was the result of costs associated with higher levels of employment in 2007, including safety equipment and training. The decrease in the first half was due to lower expenses for advertising and commissions.

Other Items

Interest expense increased 37% in the first quarter and 47% in the first half of 2007 compared to the prior year periods due to the higher debt balances, higher interest rates and borrowings under the revolving loan to fund interim working capital needs in the first quarter of 2007.

Other income increased 335% in the quarter and 89% from the first six months of 2006 to 2007 due to higher cash balances in the Company’s cash management program, which resulted in higher interest income.

Income taxes increased in line with the higher earnings level. The effective tax rate in the second quarter of 2007 was 35% compared to 39% in the second quarter of 2006. The effective tax rate for the first six months of 2007 was 35% compared to 38% in the first six months of 2006. The decrease in the effective tax rate is the result of the Company deriving a higher percentage of its earnings from countries with lower effective tax rates.

Liquidity and Sources of Capital

The Company generated $6.9 million from operations for the first six months of 2007 compared to $1.1 million for the same period in 2006. The change in cash flows was the result of changes in the level of sales related to the Company’s military contract, which was completed in the first quarter of 2007, and the associated timing differences for collections of accounts receivable and payments of liabilities and changes in inventories. Cash flow from operations coupled with cash on hand at the beginning of the year were sufficient to fund capital expenditures, debt service, incentive payments, contributions to the Company’s pension plans, and dividend payments. The Company did not utilize the line of credit during the second quarter of 2007. The maximum balance outstanding during the first half of 2007 was approximately $5.3 million; however, the line was completely re-paid at the end of the first quarter. The line of credit was not used during the first half of 2006.

Additions to property, plant and equipment were $1.4 million during the first six months of 2007 versus $2.4 million for the comparable period in the prior year. Total capital expenditures for 2007 are expected to be in the range of $3 million to $5 million.

Total inventories as of June 30, 2007 were $27.1 million, compared to $28.0 million at year-end 2006. The inventory turnover ratio of 4.7 turns at the end of the second quarter was higher than both the prior year second quarter and year-end 2006 ratio of 3.8 and 3.7 turns, respectively. The improvement is related to the military contract which was completed during the first quarter of 2007. Accounts receivable decreased by $4.6 million from year end, due to completion of the military contract, and increased $4.1 million from the second quarter of Fiscal 2006, primarily due to increased sales volume. The average days sales in accounts receivable for the second quarter of 2007 at 54 days increased in comparison to the second quarter of 2006 at 49 days and year end 2006 at 46 days, due to a slowdown of collections in the Industrial Hardware and Security Products segment. The Company is confident that these receivables will ultimately be collected.

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

Changes in Internal Controls

During the period covered by this report, there have been no significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered securities by the Company during the period covered by this report.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c ) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number that May Yet Be Purchased Under the Plans or Programs
April 1 – April 28, 2007	-	-	-	-
April 29 – May 26, 2007	7,773	$28.70	-	-
May 27 – June 30, 2007	-	-	-	-
Total	7,773	$28.70	-	-

The Company does not have any share repurchase plans or programs. The figures shown in the table above are for shares delivered to the Company to exercise stock options.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

See the information set forth in Part II, Item 4 of the Form 10-Q of the Company for the quarterly period ended March 31, 2007.

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

99(4)) Form 8-K filed on July 26, 2007 setting forth the press release reporting the Company’s earnings for the quarter ended June 30, 2007 is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE EASTERN COMPANY
(Registrant)
DATE: July 30, 2007	/s/Leonard F. Leganza
Leonard F. Leganza Chairman, President and Chief Executive Officer

DATE: July 30, 2007	/s/John L. Sullivan III
John L. Sullivan III Vice President and Chief Financial Officer