Form 10-Q
period 2007-09-29
EASTERN CO
filed 2007-10-29
CIK 31107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 29, 2007

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 29, 2007
Common Stock, No par value	5,737,999

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	September 29, 2007	December 30, 2006
Current Assets
Cash and cash equivalents	$7,610,063	$3,101,458
Accounts receivable, less allowances: $368,000 - 2007; $319,000 - 2006	21,686,949	24,859,152
Inventories	28,502,943	28,042,566
Prepaid expenses and other assets	2,561,126	2,391,425
Deferred income taxes	1,207,826	931,641
Total Current Assets	61,568,907	59,326,242

Property, Plant and Equipment	49,464,918	46,858,651
Accumulated depreciation	(24,242,564)	(21,042,934)
	25,222,354	25,815,717

Goodwill	13,931,776	13,742,160
Trademarks	117,959	117,959
Patents, technology, and licenses, less accumulated amortization	4,064,879	4,216,508
Prepaid pension cost	321,963	266,358
	18,436,577	18,342,985
TOTAL ASSETS	$105,227,838	$103,484,944

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$8,680,318	$13,170,491
Accrued compensation	2,418,319	3,098,525
Other accrued expenses	1,372,672	4,399,358
Current portion of long-term debt	3,120,728	3,111,908
Total Current Liabilities	15,592,037	23,780,282

Deferred income taxes	1,123,537	1,123,537
Other long-term liabilities	1,231,358	—
Long-term debt, less current portion	15,165,137	17,506,802
Accrued postretirement benefits	1,219,310	1,221,156
Accrued pension cost	4,022,288	5,323,550
Interest rate swap obligation	264,448	138,412

Shareholders’ Equity
Preferred Stock, no par value: Authorized and unissued 2,000,000 shares	—	—
Common Stock, no par value: Authorized: 50,000,000 shares
Issued: 8,278,861 shares in 2007 and 8,011,535 shares in 2006	21,353,979	17,974,115
Treasury Stock: 2,540,862 shares in 2007 and 2,533,089 shares in 2006	(16,878,126)	(16,655,041)
Retained earnings	65,834,749	58,279,371

Accumulated other comprehensive income (loss):
Foreign currency translation	2,158,582	756,452
Unrecognized net pension and postretirement benefit costs, net of tax	(5,691,695)	(5,875,261)
Derivative financial instruments, net of taxes	(167,766)	(88,431)
Accumulated other comprehensive loss	(3,700,879)	(5,207,240)
Total Shareholders’ Equity	66,609,723	54,391,205
TOTAL LIBILITIES AND SHAREHOLDERS’ EQUITY	$105,227,838	$103,484,944

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net sales	$122,520,357	$88,735,730	$36,027,712	$31,206,388
Cost of products sold	(93,359,015)	(69,165,262)	(29,038,496)	(24,594,665)
Gross margin	29,161,342	19,570,468	6,989,216	6,611,723

Selling and administrative expenses	(14,708,553)	(13,145,284)	(4,796,997)	(4,422,616)
Operating profit	14,452,789	6,425,184	2,192,219	2,189,107

Interest expense	(985,423)	(732,294)	(292,962)	(261,193)
Other income	152,933	132,337	62,971	84,707
Income before income taxes	13,620,299	5,825,227	1,962,228	2,012,621

Income taxes	4,427,063	1,801,738	255,586	345,454
Net income	$9,193,236	$4,023,489	$1,706,642	$1,667,167

Earnings per Share:
Basic	$1.64	$.74	$.30	$.30

Diluted	$1.54	$.70	$.29	$.29

Cash dividends per share:	$.24	$.23	$.08	$.08

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net income	$9,193,236	$4,023,489	$1,706,642	$1,667,167
Other comprehensive income/(loss):
Change in foreign currency translation	1,402,130	180,073	543,948	(20,884)
Change in unrecognized net pension and postretirement benefit costs, net of taxes of $105,788 and $35,581	183,566	—	61,740	—
Change in fair value of derivative financial instruments, net of income taxes of: 2007 – ($46,701) and ($115,183), respectively 2006 – $14,680 and ($34,407), respectively	(79,335)	26,339	(199,868)	(60,218)
Reclassification adjustment for termination of derivative financial instrument net of income taxes of $26,477	—	(46,623)	—	(46,623)
	1,506,361	159,789	405,820	(127,725)
Comprehensive income	$10,699,597	$4,183,278	$2,112,462	$1,539,442

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 29, 2007	September 30, 2006
Operating Activities
Net income	$9,193,236	$4,023,489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,384,316	2,649,880
Provision for doubtful accounts	33,075	14,385
Loss on sale of equipment and other assets	9,997	—
Issuance of Common Stock for directors’ fees	39,884	56,803
Changes in operating assets and liabilities:
Accounts receivable	3,429,937	(3,116,304)
Inventories	(38,620)	(3,151,149)
Prepaid expenses and other	(149,578)	(420,103)
Prepaid pension cost	(1,067,512)	(557,307)
Other assets	(166,120)	(117,572)
Accounts payable	(4,632,587)	3,176,055
Accrued compensation	(707,479)	392,272
Other accrued expenses	(2,491,632)	(571,254)
Net cash provided by operating activities	6,836,917	2,379,195

Investing Activities
Purchases of property, plant and equipment	(2,039,394)	(3,371,840)
Business acquisition	—	(7,025,000)
Proceeds from sale of equipment and other assets	23,350	15,035
Net cash used in investing activities	(2,016,044)	(10,381,805)

Financing Activities
Principal payments on long-term debt	(2,332,844)	(15,191,389)
Proceeds from issuance of long-term debt	—	20,000,000
Proceeds form revolving credit loan	—	304,837
Proceeds from sales of Common Stock	1,966,728	203,700
Tax benefit from exercise of incentive stock options	1,373,253	—
Purchases of Common Stock for treasury	(223,085)	—
Dividends paid	(1,341,929)	(1,276,768)
Net cash (used in)/provided by financing activities	(557,877)	4,040,380

Effect of exchange rate changes on cash	245,609	(71,210)
Net change in cash and cash equivalents	4,508,605	(4,033,440)

Cash and cash equivalents at beginning of period	3,101,458	6,345,947
Cash and cash equivalents at end of period	$7,610,063	$2,312,507

See accompanying notes.

THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 29, 2007

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

Note B – Earnings Per Share

The denominators used in the earnings per share computations follow:

	Nine Months Ended		Three Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Basic:
Weighted average shares outstanding	5,589,905	5,472,682	5,669,274	5,477,302

Diluted:
Weighted average shares outstanding	5,589,905	5,472,682	5,669,274	5,477,302
Dilutive stock options	384,329	266,776	273,255	288,845
Denominator for diluted earnings per share	5,974,234	5,739,458	5,942,529	5,766,147

Note C - Inventories

The components of inventories follow:

	September 29, 2007	December 30, 2006

Raw material and component parts	$8,151,842	$8,008,603
Work in process	6,470,168	6,366,354
Finished goods	13,880,933	13,667,609
	$28,502,943	$28,042,566

Note D – Segment Information

Segment financial information follows:

	Nine Months Ended		Three Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Revenues:
Sales to unaffiliated customers:
Industrial Hardware	$66,015,019	$43,279,116	$16,662,475	$15,930,809
Security Products	46,127,092	36,034,888	16,180,366	12,529,709
Metal Products	10,378,246	9,421,726	3,184,871	2,745,870
	$122,520,357	$88,735,730	$36,027,712	$31,206,388

Income/(loss) before income taxes:
Industrial Hardware	$11,932,596	$4,330,439	$798,509	$2,131,709
Security Products	4,056,059	3,502,032	1,662,688	1,080,067
Metal Products	(1,535,866)	(1,407,287)	(268,978)	(1,022,669)
Operating Profit	14,452,789	6,425,184	2,192,219	2,189,107
Interest expense	(985,423)	(732,294)	(292,962)	(261,193)
Other income	152,933	132,337	62,971	84,707
	$13,620,299	$5,825,227	$1,962,228	$2,012,621

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

Note F - Debt

The interest rates on the term and the revolving credit portions of the Loan Agreement vary. The interest rates may vary based on the LIBOR rate plus a margin spread of 1.0% to 1.65% for the term portion and 1.0% to 1.6% for the revolving credit portion. The margin rate spread is based on operating results calculated on a rolling-four-quarter basis. The Company may also borrow funds at the lender’s prime rate. On September 29, 2007, the interest rate on the term portion of the Loan Agreement was 6.36%. The interest rate on interim borrowings during the first quarter of 2007 under the revolving loan was 8.25%, the bank’s prime rate. The Company did not utilize the revolver during the second or third quarter of 2007.

Note G – Goodwill

The following is a roll-forward of goodwill from year-end 2006 to the end of the third quarter 2007:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total

Beginning balance	$1,908,344	$11,833,816	$—	$13,742,160
Foreign exchange	189,616	—	—	189,616
Ending balance	$2,097,960	$11,833,816	$—	$13,931,776

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

The gross carrying amount and accumulated amortization of amortizable intangible assets:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total	Weighted-Average Amortization Period (Years)
2007 Gross Amount:
Patents and developed technology	$ 2,680,772	$ 1,074,191	$ 82,747	$ 3,837,710	14.7
Customer relationships	-	1,921,811	-	1,921,811	5.0
Non-compete agreements	-	90,735	-	90,735	5.0
Other	-	3,941	-	3,941	-
Total Gross Intangibles	$ 2,680,772	$ 3,090,678	$ 82,747	$ 5,854,197	11.2

2007 Accumulated Amortization:
Patents and developed technology	$ 1,041,275	$ 243,006	$ 66,264	$ 1,350,545
Customer relationships	-	381,406	-	381,406
Non-compete agreements	-	57,367	-	57,367
Accumulated Amortization	$ 1,041,275	$ 681,779	$ 66,264	$ 1,789,318

Net September 29, 2007 per Balance Sheet	$ 1,639,497	$ 2,408,899	$ 16,483	$ 4,064,879

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total	Weighted-Average Amortization Period (Years)
2006 Gross Amount:
Patents and developed technology	$ 2,411,468	$ 1,005,390	$ 82,747	$ 3,499,605	16.1
Customer relationships	-	1,921,811	-	1,921,811	5.0
Non-compete agreements	-	90,735	-	90,735	5.0
Other	-	3,941	-	3,941	-
Total Gross Intangibles	$ 2,411,468	$ 3,021,877	$ 82,747	$ 5,516,092	11.5

2006 Accumulated Amortization:
Patents and developed technology	$ 902,854	$ 192,250	$ 62,553	$ 1,157,657
Customer relationships	-	93,133	-	93,133
Non-compete agreements	-	48,794	-	48,794
Accumulated Amortization	$ 902,854	$ 334,177	$ 62,553	$ 1,299,584

Net December 30, 2006 per Balance Sheet	$ 1,508,614	$ 2,687,700	$ 20,194	$ 4,216,508

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

Significant disclosures relating to these benefit plans for the third quarter and first nine months of Fiscal 2007 and 2006 follow:

	Pension Benefits
	Nine Months Ended		Three Months Ended
	Sept. 29, 2007	Sept. 30, 2006	Sept. 29, 2007	Sept. 30, 2006
Service cost	$1.328,344	$1,200,496	$442,781	$400,164
Interest cost	1,861,500	1,749,696	620,500	583,230
Expected return on plan assets	(2,465,153)	(2,268,144)	(821,717)	(756,047)
Amortization of prior service cost	61,344	111,332	20,448	37,111
Amortization of transition obligation	(8,886)	(25,956)	(2,962)	(8,652)
Amortization of the net loss	267,798	363,555	89,266	121,184
Net periodic benefit cost	$1,044,947	$1,130,979	$348,316	$376,990

	Postretirement Benefits
	Nine Months Ended		Three Months Ended
	Sept. 29, 2007	Sept. 30, 2006	Sept. 29, 2007	Sept. 30, 2006
Service cost	$83,375	$78,805	$30,839	$35,523
Interest cost	96,320	92,250	34,820	40,138
Expected return on plan assets	(66,635)	(57,452)	(28,333)	(14,200)
Amortization of prior service cost	(17,900)	(30,569)	(5,956)	(747)
Amortization of the net gain	(13,001)	(2,451)	(3,475)	9,485
Net periodic benefit cost	$82,159	$80,583	$27,895	$70,199

The Company’s funding policy with respect to its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations. For 2006, the Company was required to contribute $1,769,000 into its salaried plan and $273,000 into one of its hourly plans. The Company made all of the contributions prior to filing its 2006 federal income tax return on September 15, 2007. For 2007, the Company is not required to make a contribution into its salaried retirement plan. The Company is contributing approximately $307,000 into its hourly plans. As of September 29, 2007, the Company has made approximately $205,000 of contributions to one of its hourly plans. The balance of the contributions will be made prior to filing the Company’s federal income tax return on September 15, 2008.

The Company has a contributory savings plan under Section 401(k) of the Internal Revenue Code covering substantially all U.S. non-union employees. The plan allows participants to make voluntary contributions of up to 100% of their annual compensation on a pretax basis, subject to IRS limitations. The plan provides for contributions by the Company at its discretion. The Company made contributions of $41,715 and $130,054 in the third quarter and first nine months of 2007, respectively, and $41,326 and $127,581 in the third quarter and first nine months of 2006, respectively.

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

As of September 29, 2007, there were 367,500 shares available for future grant under the 2000 plan. During the third quarter of 2007, 78,750 shares available for future grant expired under the terms of the 1997 plan. As of September 29, 2007, there were 1,105,500 shares of common stock reserved under all option plans for future issuance.

	Nine Months Ended September 29, 2007		Year Ended December 30, 2006
	Shares	Weighted - Average Exercise Price	Shares	Weighted - Average Exercise Price
Outstanding at beginning of period	1,002,750	$9.233	1,017,750	$9.297
Granted	—	—	—	—
Exercised	(264,750)	$7.429	(15,000)	$13.580
Outstanding at end of period	738,000	$9.881	1,002,750	$9.233

Options Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of September 29, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 7.95	75,000	0.2	$ 7.950
$ 9.33 – $10.20	588,750	2.2	9.700
$12.33 – $13.58	74,250	5.8	13.264
	738,000	2.4	9.881

At September 29, 2007, outstanding and exercisable options had an intrinsic value of $9,276,173. The total intrinsic value of stock options exercised in the first nine months of 2007 was $4,308,793. For the nine month period ended September 29, 2007, the Company recognized a tax benefit of $1,373,253 resulting from the exercise of non-qualified stock options and the disqualification of incentive stock options that were exercised and sold prior to the required holding period.

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

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2004 and non-U.S. income tax examinations by tax authorities prior to 2001.

The total amount of unrecognized tax benefits could increase or decrease within the next twelve months for a number of reasons, including the closure of federal, state and foreign tax years by expiration of the statute of limitations and the recognition and measurement considerations under FIN 48. During the quarter ended September 30, 2007, the total amount of unrecognized tax benefits decreased by approximately $410,000 (plus an additional $111,000 of interest costs) related to the lapsing of the statute of limitations. The Company does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease over the next twelve months.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in the Company’s financial position and results of operations for the thirty-nine weeks ended September 29, 2007. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 30, 2006 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

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

Overview

During the third quarter of 2007, the Company experienced a 15% increase in sales as compared to the third quarter of 2006. All of the Company’s business segments increased their sales over the prior year period. In the third quarter of 2007 Industrial Hardware sales increased 5%, Security Products sales increased 29% and Metal Products experienced a 16% increase in sales compared to the prior year period.

Gross margin as a percentage of sales for the three months ended September 29, 2007 was 19% compared to 21% in the comparable period a year ago. The decrease in the gross margin was primarily the result of higher costs for raw materials. Additional items having a negative impact on gross margin in 2007 were increased expenses for payroll and payroll related charges, equipment maintenance and supplies and tools.

Sales in the first nine months of 2007 increased 38% compared to the 2006 period. Sales increased in all business segments compared to the first nine months of 2006: Industrial Hardware – 53%, Security Products – 28% and Metal Products – 10%. The increase in sales of Industrial Hardware products was primarily the result of a military contract to produce door latching components for a military project to up-armor existing Humvees, which was completed in the first quarter of 2007. The increase in Security Products sales was mainly the result of the acquisitions of Royal Lock and Summit Manufacturing during the latter part of 2006. The increase in the Metal Products segment was the result of increased sales of both mine roof anchor products and contract castings.

Gross margin as a percentage of sales for the nine months ended September 29, 2007 was 24% compared to 22% in the comparable period a year ago. Higher sales volume, particularly the door latching components for a military project to up-armor existing Humvees which was completed in the first quarter of 2007, resulted in better utilization of our production capacity mainly in the Industrial Hardware segment and was the primary reason for the gross margin improvement. Without the favorable impact of the military project, the nine month gross margin would have been lower than the prior year period as a result of the same factors that caused the decrease in gross margin during the third quarter: increases in raw material, payroll and payroll related charges, equipment maintenance and tools and supplies.

Raw material prices have continued to increase during the third quarter of 2007, primarily for zinc, brass and stainless steel. Raw material costs have reduced our gross margins and will continue to be a challenge unless prices for raw materials stabilize. The Company is recovering these increases from our customers, wherever possible. Currently, there is no indication that the Company will not be able to obtain supplies of all the materials that it requires.

Selling and administrative expenses in 2007 have been impacted negatively by costs related to mandatory compliance with the Sarbanes-Oxley Act of 2002. While the internal costs of compliance are difficult to measure precisely, the external costs for compliance in 2007 increased over the prior year levels for the third quarter by $194,000 and by $183,000 for the nine month period. The negative impact on earnings per share was $0.02 per diluted share for both the third quarter and nine months as compared to the prior year periods.

Cash flow from operations in the first nine months of 2007 has improved significantly compared to the same period in 2006, mainly due to the increased sales volume from the military up-armor project, which was completed in the first quarter. The Company’s line of credit, along with controlling discretionary expenditures, should provide sufficient cash flow to enable the Company to meet all its existing obligations.

A more detailed analysis of the Company’s results of operations and financial condition follows:

Results of Operations

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of income as a percentage of net sales, by segment:

	Three Months Ended September 29, 2007
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	81.6%	76.2%	97.8%	80.6%
Gross margin	18.4%	23.8%	2.2%	19.4%

Selling and administrative expense	13.6%	13.6%	10.7%	13.3%
Operating profit	4.8%	10.2%	-8.5%	6.1%

	Three Months Ended September 30, 2006
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	73.6%	75.2%	125.5%	78.8%
Gross margin	26.4%	24.8%	-25.5%	21.2%

Selling and administrative expense	13.0%	16.1%	11.8%	14.2%
Operating profit	13.4%	8.7%	-37.3%	7.0%

The following table shows the amount of change for the third quarter of 2007 compared to the third quarter of 2006 in sales, cost of products sold, gross margin, selling and administrative expenses and operating profit, by segment (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$732	$3,650	$439	$4,821

Volume	-16.5%	23.4%	1.8%	1.1%
Prices	13.0%	1.9%	10.8%	8.3%
New products	8.1%	3.8%	3.4%	6.0%
	4.6%	29.1%	16.0%	15.4%

Cost of products sold	$1,880	$2,896	$(332)	$4,444
	16.0%	30.7%	-9.6%	18.1%

Gross margin	$(1,148)	$754	$771	$377
	-27.3%	24.3%	110.2%	5.7%

Selling and administrative expenses	$185	$171	$18	$374
	8.9%	8.5%	5.4%	8.5%

Operating profit	$(1,333)	$583	$753	$3
	-62.5%	53.9%	73.7%	0.1%

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of income as a percentage of net sales, by segment:

	Nine Months Ended September 29, 2007
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	71.0%	77.1%	105.3%	76.2%
Gross margin	29.0%	22.9%	-5.3%	23.8%

Selling and administrative expense	10.9%	14.1%	9.5%	12.0%
Operating profit	18.1%	8.8%	-14.8%	11.8%

	Nine Months Ended September 30, 2006
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	75.9%	73.5%	104.6%	77.9%
Gross margin	24.1%	26.5%	-4.6%	22.1%

Selling and administrative expense	14.1%	16.8%	10.3%	14.8%
Operating profit	10.0%	9.7%	-14.9%	7.3%

The following table shows the amount of change for the first nine months of 2007 compared to the first nine months of 2006 in sales, cost of products sold, gross margin, selling and administrative expenses and operating profit, by segment (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$22,736	$10,092	$957	$33,785

Volume	-11.1%	22.8%	4.0%	4.4%
Prices	4.9%	0.7%	4.7%	3.1%
New products	58.7%	4.5%	1.5%	30.6%
	52.5%	28.0%	10.2%	38.1%

Cost of products sold	$14,052	$9,070	$1,072	$24,194
	42.8%	34.3%	10.9%	35.0%

Gross margin	$8,684	$1,022	$(115)	$9,591
	83.1%	10.7%	-26.5%	49.0%

Selling and administrative expenses	$1,082	$468	$13	$1,563
	17.7%	7.7%	1.4%	11.9%

Operating profit	$7,602	$554	$(128)	$8,028
	175.6%	15.8%	-9.1%	124.9%

Industrial Hardware Segment

Net sales in the Industrial Hardware segment were up 5% in the third quarter of 2007 and 53% in the first nine months compared to the prior year periods. New product introductions, mainly the door latching components for a military project to up-armor existing Humvees, which was completed during the first quarter, were responsible for the majority of the increase in sales for this segment for the first nine months compared to the 2006 period. This segment continues to provide quotations and prototypes for additional military business including the MRAP (Mine Resistant Ambush Protected) program. New products included a retro-fit kit for the military Humvee, a 2 point pad lock assembly and a star wheel rotary assembly for the truck accessory market, a compartment wire harness, a paddle rotary and a door jamb latch for the service body market, wardrobe lock hardware for Class 8 trucks and an assortment of handles and latches used in many of the markets we sell to. As was the case in the second quarter, sales volume of existing products of “sleeper cabs” for the Class 8 truck market remained below 2006 third quarter levels, as truck dealers built up their inventories ahead of new greenhouse gas emission regulations that went into effect for Class 8 trucks produced after March 31, 2007. Sales of “sleeper cabs” are expected to increase as the year progresses and Class 8 truck dealers sell down their inventories.

Cost of products sold for the Industrial Hardware segment increased 16% in the third quarter and 43% in the first nine months of 2007 compared to the prior year periods. In addition to manufacturing costs associated with the higher volume of sales, the major factors causing the increase were higher raw material costs and higher payroll and payroll related charges in 2007.

Gross margin as a percent of net sales decreased from 26% to 18% in the third quarter compared to the prior year quarter, caused by higher manufacturing costs and changes in the mix of products sold. Gross margin increased from 24% to 29% in the first nine months of 2007 compared to the prior year period as a direct result of the significant increase in sales volume, primarily the door latching components for a military project to up-armor existing Humvees which was completed during the first quarter of 2007, resulting in more efficient utilization of our existing facilities.

Selling and administrative expenses increased 9% for the third quarter and 18% for the first nine months of 2007 compared to the prior year periods primarily due to increased costs resulting from mandatory compliance with the Sarbanes-Oxley Act of 2002 and higher payroll and payroll related charges.

Security Products Segment

Net sales in the Security Products segment increased 29% in the third quarter and 28% in the first nine months of 2007 compared to the 2006 periods. The increase in sales volume was primarily the result of the integration of the Royal Lock and Summit Manufacturing acquisitions. Sales volume in commercial laundry products during the third quarter of 2007 continued at the improved levels, after experiencing softness during the first quarter. Sales of new products focused on oven latches from the Summit Manufacturing acquisition and lock products such as an L-handle for a sportrack and hinge used on truck tonneau covers as well as various other items for the many markets we service.

Cost of products sold for the Security Products segment was up 31% in the third quarter and 34% in the first nine months of 2007 compared to the same periods in 2006. The increase in cost of products sold was due to the increase in sales volume and increases in raw material costs.

Gross margin as a percentage of sales decreased from 25% to 24% in the third quarter and from 27% to 23% in the first nine months compared to the prior year periods. The decreases were due to higher raw material costs in most of the operating units in the Security Products segment in 2007 compared to the same periods in 2006. Gross margin in the Security Products segment was also impacted by customers phasing out certain higher margin products in favor of other products with lower margins.

Selling and administrative expenses increased 9% in the third quarter and 8% in the first nine months of 2007 from 2006 levels. The increase was due to increased costs resulting from mandatory compliance with the Sarbanes-Oxley Act of 2002, higher payroll and payroll related charges, increased travel expense and amortization of intangibles resulting from the acquisitions of Royal Lock and Summit Manufacturing.

Metal Products Segment

Net sales in the Metal Products segment were up 16% in the third quarter and 10% in the first nine months of 2007 as compared to the prior year periods. Sales of mining products were up 32% in the third quarter and 19% in the first nine months of 2007 compared to the prior year periods. Sales of contract castings decreased 3% in the third quarter from the prior year level due to loss of a customer, who is producing its’ own castings. The increase of 4% in the first nine months of 2007 from the prior year is due to increased demand for ductile iron castings with a higher average selling price compared to the prior year period. New product sales included a spherical nut and a wall anchor used in underground mining. The Company is continuing its marketing efforts to introduce our mine roof anchors in the China mining industry. During the third quarter the Company attended the China (Taiyuan) International Coal & Energy New Industry Expo. While our efforts have not yet yielded great success, we remain optimistic that the course of action we are taking will produce positive results.

Cost of products sold decreased 10% in the third quarter and increased 11% in the first nine months of 2007 compared to the same periods in 2006. The increase is attributable to the mix of products produced and increased costs for raw materials, utilities, supplies and tools, equipment maintenance and payroll and payroll related charges.

Gross margin as a percentage of net sales improved from -26% to 2% in the third quarter of 2007 and were comparable at -5% for the first nine months of 2007 compared to the 2006 periods. The improvement in the 2007 third quarter is primarily due to increased efficiency resulting from installation of the ductile iron automatic pouring system which experienced start-up problems in the third quarter of 2006. The nine month figure for 2007 was comparable to the prior year period due to higher production costs in 2007.

Selling and administrative expenses were up 5% in the third quarter and 1% in the first nine months of 2007 compared to the same periods in 2006. The increases were the result of increased costs resulting from mandatory compliance with the Sarbanes-Oxley Act of 2002, costs associated with higher levels of employment in 2007, including safety equipment and training and increased travel expense.

Other Items

Interest expense increased 12% in the third quarter and 35% in the first nine months of 2007 compared to the prior year periods due to the higher debt balances.

Other income decreased 26% in the third quarter of 2007 compared to the 2006 period due to the termination of a swap agreement in 2006. Other income increased 16% from the first nine months of 2006 to 2007 due to higher cash balances in the Company’s cash management program, which resulted in higher interest income.

Income taxes changed in line with the change in the level of earnings. The effective tax rate in the third quarter of 2007 was 13% compared to 17% in the third quarter of 2006. The effective tax rate for the first nine months of 2007 was 33% compared to 31% in the first nine months of 2006. The lower effective rates in the third quarter of both 2007 and 2006 resulted from favorable tax provision adjustments. Without these adjustments, effective tax rates for all periods presented would have been in the range of 36% to 37%.

Liquidity and Sources of Capital

The Company generated $6.8 million from operations for the first nine months of 2007 compared to $2.4 million for the same period in 2006. The change in cash flows was the result of changes in the level of sales related to the Company’s military contract, which was completed in the first quarter of 2007, and the associated timing differences for collections of accounts receivable and payments of liabilities and changes in inventories. Cash flow from operations coupled with cash on hand at the beginning of the year were sufficient to fund capital expenditures, debt service, incentive payments, contributions to the Company’s pension plans, and dividend payments. The Company did not utilize the line of credit during the third quarter of 2007. The maximum balance outstanding during the first nine months of 2007 was approximately $5.3 million; however, the line was completely re-paid at the end of the first quarter. While the Company did not use the line in the first half of 2006, the maximum balance outstanding during the third quarter of 2006 was $921,000. The balance on September 30, 2006 was $305,000.

Additions to property, plant and equipment were $2.0 million during the first nine months of 2007 versus $3.4 million for the comparable period in the prior year. Total capital expenditures for 2007 are expected to be in the range of $2.5 million to $4 million.

Total inventories as of September 29, 2007 were $28.5 million, compared to $28.0 million at year-end 2006. The inventory turnover ratio of 4.4 turns at the end of the third quarter was higher than both the prior year third quarter and year-end 2006 ratio of 3.6 and 3.7 turns, respectively. The improvement is related to the military contract which was completed during the first quarter of 2007. Accounts receivable decreased by $3.2 million from year end, due to completion of the military contract, and increased $1.5 million from the third quarter of Fiscal 2006, primarily due to increased sales volume. The average days sales in accounts receivable for the third quarter of 2007 at 55 days was comparable to the third quarter of 2006 at 55 days and increased from year end 2006 level of 46 days, due to a slowdown of collections in the Industrial Hardware and Security Products segment. The Company is confident that these receivables will ultimately be collected.

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

99(5)) Form 8-K filed on October 24, 2007 setting forth the press release reporting the Company’s earnings for the quarter ended September 29, 2007 is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE EASTERN COMPANY
(Registrant)
DATE: October 29, 2007	/s/Leonard F. Leganza
Leonard F. Leganza Chairman, President and Chief Executive Officer

DATE: October 29, 2007	/s/John L. Sullivan III
John L. Sullivan III Vice President and Chief Financial Officer