Form 10-K
period 2007-12-29
EASTERN CO
filed 2008-03-11
CIK 31107

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 29, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File Number 0-599

THE EASTERN COMPANY

(Exact name of registrant as specified in its charter)

Connecticut	06-0330020
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

112 Bridge Street, Naugatuck, Connecticut	06770
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 729-2255

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock No Par Value

(Title of Class)

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Act).

Yes ☐ No ☒

As of June 30, 2007, the last day of registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $144,171,193 (based on the closing sales price of the registrant’s common stock on the last trading date prior to that date). Shares of the registrant’s common stock held by each officer and director and shares held in trust by the pension plans of the Company have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 22, 2008, 5,809,599 shares of the registrant’s common stock, no par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual proxy statement dated March 18, 2008 are incorporated by reference into Part III.

The Eastern Company

Form 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 29, 2007

TABLE OF CONTENTS

		Page
	Table of Contents	2.

	Safe Harbor Statement	3.

PART I
Item 1.	Business	4.

Item 1A.	Risk Factors	7.

Item 1B.	Unresolved Staff Comments	10.

Item 2.	Properties	10.

Item 3.	Legal Proceedings	11.

Item 4.	Submission of Matters to a Vote of Security Holders	11.

PART II
Item 5.	Market for Registrant’s Common Equity, Related
	Stockholder Matters and Issuer Purchases of Equity Securities	12.

Item 6.	Selected Financial Data	14.

Item 7.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	14.

Item 7A.	Quantitative and Qualitative Disclosures
	About Market Risk	26.

Item 8.	Financial Statements and Supplementary Data	27.

Item 9.	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure	54.

Item 9A.	Controls and Procedures	54.

Item 9B.	Other Information	56.

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	56.

Item 11.	Executive Compensation	56.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	57.

Item 13.	Certain Relationships and Related Transactions, and Director
	Independence	57.

Item 14.	Principal Accounting Fees and Services	57.

PART IV
Item 15.	Exhibits, Financial Statement Schedules	57.

	Signatures	60.

	Exhibit Index	61.

SAFE HARBOR STATEMENT

UNDER THE PRIVATE SECURITIES

LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect the Company’s current expectations regarding its products, its markets and its future financial and operating performance. These statements, however, are subject to risks and uncertainties that may cause the Company’s actual results in future periods to differ materially from those expected. Such risks and uncertainties include, but are not limited to, unanticipated slowdowns in the Company’s major markets, changing customer preferences, lack of success of new products, loss of customers, competition, increased raw material prices, problems associated with foreign sourcing of parts and products, worldwide conditions and foreign currency fluctuations that may affect results of operations, and other factors discussed from time to time in the Company’s filings with the Securities and Exchange Commission. The Company is not obligated to update or revise the aforementioned statements for those new developments.

PART I

ITEM 1	BUSINESS

(a) General Development of Business

The Eastern Company (the “Company”) was incorporated under the laws of the State of Connecticut in October, 1912, succeeding a co-partnership established in October, 1858.

The business of the Company is the manufacture and sale of industrial hardware, security products and metal products from four U.S. operations and six wholly-owned foreign subsidiaries. The Company maintains nine physical locations.

RECENT DEVELOPMENTS

During the third quarter of 2006, the Company received orders from a military contractor for component parts used in retro-fitting Humvees as part of the military’s up-armor program to provide additional troop protection. These component parts were shipped from September 2006 through the early part of the second quarter of 2007. This program resulted in approximately $39 million in total sales for the Industrial Hardware segment of the Company during the period from September 2006 to April 2007, when the shipments were completed.

Effective November 8, 2006, the Company acquired certain assets of Summit Manufacturing, Inc. (“Summit”), which was integrated into the Company’s Security Products segment. Summit designs and manufactures appliance hardware and accessories, including, but not limited to, oven door latches, oven door switches and smoke eliminators and provides subcontract assembly services. The cost of the Summit acquisition was $546,000, inclusive of transaction costs and outstanding debt paid at closing, plus the assumption of $369,000 in current liabilities.

Effective September 25, 2006, the Company acquired certain assets of Royal Lock Corporation (“Royal”), which was also integrated into the Company’s Security Products segment. Royal is a supplier of cam locks, switch locks, padlocks, latches, handles and specialty hardware parts. The cost of the Royal acquisition was $6,991,000, inclusive of transaction costs, plus the assumption of $775,000 in current liabilities.

Both of the above acquisitions have been accounted for using the purchase method. The acquired businesses are included in the consolidated operating results of the Company from the date of acquisition. Neither the actual results nor the pro forma effects of these acquisitions are material to the Company’s financial statements.

In October 2006, the Company’s common stock was split 3-for-2.

Subsequent Event

In January, 2008, the Company acquired certain assets of the F.A. Neider Company for cash of approximately $125,000. The assets acquired were for the production of a footman loop product line and will be integrated into the Eberhard Manufacturing Division in our Industrial Hardware segment. The effect of this acquisition on the Company’s consolidated financial position and operations is not material.

(b) Financial Information about Industry Segments

Financial information about industry segments is included in Note 12 to the Company’s financial statements, included at Item 8 of this Annual Report on Form 10-K.

(c) Narrative Description of Business

The Company operates in three business segments: Industrial Hardware, Security Products and Metal Products.

Industrial Hardware

The Industrial Hardware segment consists of Eberhard Manufacturing, Eberhard Hardware Manufacturing Ltd., Canadian Commercial Vehicles Corporation, Eastern Industrial Ltd. and Sesamee Mexicana, S.A. de C.V. The units design, manufacture and market a diverse product line of industrial and vehicular hardware throughout North America. The segment’s locks, latches, hinges, handles, lightweight honeycomb composite structures and related hardware can be found on tractor-trailer trucks, moving vans, off-road construction and farming equipment, school buses, military vehicles and recreational boats. They are also used on pickup trucks, sport utility vehicles and fire and rescue vehicles. In addition, the segment manufactures a wide selection of fasteners and other closure devices used to secure access doors on various types of industrial equipment such as metal cabinets, machinery housings and electronic instruments. Eastern Industrial expands the range of offerings of this segment to include plastic injection molding.

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

The Industrial Hardware segment sells its products to a diverse array of markets, such as the truck, bus and automotive industries as well as to the industrial equipment, military and marine sectors. Although service, quality and price are major criteria for servicing these markets, the continued introduction of new or improved product designs and the acquisition of synergistic product lines are vital for maintaining and increasing market share.

Security Products

The Security Products segment, made up of Greenwald Industries, Illinois Lock Company/CCL Security Products/Royal Lock, World Lock Company Ltd. and World Security Industries Ltd., is a leading manufacturer of security products. This segment manufactures electronic and mechanical locking devices, both keyed and keyless, for the computer, electronics, vending and gaming industries. The segment also supplies its products to the luggage, furniture, laboratory equipment and commercial laundry industries. Greenwald manufactures and markets coin acceptors and other coin security products used primarily in the commercial laundry markets, as well as hardware and accessories for the appliance industry. In addition, the segment provides a new level of security for the access control, municipal parking and vending markets through the use of “smart card” technology.

Greenwald’s products include timers, drop meters, coin chutes, money boxes, meter cases, smart cards, value transfer stations, smart card readers, card management software, access control units, oven door latches, oven door switches and smoke eliminators. Illinois Lock Company/CCL Security Products/Royal Lock sales include cabinet locks, cam locks, electric switch locks, tubular key locks and combination padlocks. Many of the products are sold under the names SEARCHALERT™, PRESTOSEAL™, DUO, X-STATIC®, EXCALIBUR™, WARLOCK™, LITE LOCK™, SESAMEE®, BIG TAG®, PRESTOLOCK® and HUSKI™. These products are sold to original equipment manufacturers, distributors, route operators, and locksmiths via in-house salesmen and outside sales representatives. Sales efforts are concentrated through national and regional sales personnel where greater representation of our diverse product lines can be promoted across a variety of markets.

The Security Products segment continuously seeks new markets where it can offer competitive pricing and provide customers with engineered solutions for their security needs.

Metal Products

The Metal Products segment, based at the Company’s Frazer & Jones facility, is the largest and most efficient producer of expansion shells for use in supporting the roofs of underground mines. This segment also manufactures specialty malleable and ductile iron castings.

Typical products include mine roof support anchors, couplers for railroad braking systems, adjustable clamps for construction and fittings for electrical installations. Mine roof support anchors are sold to distributors and directly to mines, while specialty castings are sold to original equipment manufacturers.

Rising oil and natural gas prices have resulted in increased demand for coal, which has led to increased demand for our highly engineered proprietary mine roof support products produced by this segment of the Company. In addition, this segment has seen an increase in demand in its contract casting business. This is directly related to the weakening U.S. dollar against the EURO and Chinese RMB, making our malleable and ductile iron contract castings more competitive against global competition.

General

Raw materials and outside services were readily available from domestic sources for all of the Company’s segments during 2007 and are expected to be readily available in 2008 and the foreseeable future. The Company also obtains materials from Asian affiliated and nonaffiliated sources. The Company has not experienced any significant problems obtaining material from its Asian sources in 2007 and does not expect any such problems in 2008. In 2007, the Company continued to experience price increases for zinc, brass and stainless steel, used mainly in the Industrial Hardware and Security Products segments, as well as scrap iron used in the Metal Products segment. These higher prices had a negative impact on gross margin in 2007, and will continue to negatively impact gross margin in 2008 if prices do not stabilize or the Company is not able to increase selling prices to its customers.

Patent protection for the various product lines within the Company is limited, but is sufficient to protect the Company’s competitive positions. Foreign sales and license agreements are not significant.

None of the Company’s business segments are seasonal.

The Company, across all its business segments, has increased its emphasis on sales and customer service by fulfilling the rapid delivery requirements of our customers. As a result, investments in additional inventories are made on a selective basis.

Customer lists for all business segments are broad-based geographically and by markets, and sales are generally not highly concentrated by customer. However, due to the military Humvee retro-fit contract, one customer in the Industrial Hardware Segment accounted for approximately 15% of total sales in 2006 and 14% of total sales in 2007. No other customers exceeded 10% or more of the Company’s consolidated sales for the years ended December 30, 2006 or December 29, 2007.

The dollar amount of the backlog of orders received by the Company is believed to be firm as of fiscal year ended December 29, 2007 at $22,802,000, as compared to $37,929,000 at December 30, 2006. The primary source of the decrease from 2006 to 2007 are orders related to the military Humvee retro-fit program that was completed in April 2007.

The Company encounters competition in all of its business segments. The Company has been successful in dealing with this competition by offering high quality diversified products with the flexibility of meeting customer needs on a timely basis. This is accomplished by effectively using internal engineering resources and cost effective manufacturing capabilities, expanding product lines through product development and acquisitions, and maintaining sufficient inventory for fast turnaround of customer orders. However, imports from Asia and Latin America with favorable currency exchange rates and low cost labor have created additional competitive pressures. The Company currently utilizes three wholly-owned subsidiaries in Asia to help offset offshore competition.

Research and development expenditures in 2007 were $1,439,000 and represented approximately 1% of gross revenues. In 2006 and 2005 they were $1,354,000 and $1,150,000, respectively. The research costs are primarily attributable to the Greenwald Industries and Eberhard Mfg. divisions. Greenwald performs ongoing research, in both the mechanical and smart card product lines, which is necessary in order to remain competitive and to continue to provide technologically advanced smart card systems. Eberhard develops new products for the various markets they serve based on changing customer requirements to remain competitive. Other research projects include the development of various locks, and transportation and industrial hardware products.

The Company does not anticipate that compliance with federal, state or local environmental laws or regulations will have a material effect on the Company’s capital expenditures, earnings or competitive position.

The average number of employees in 2007 was 741.

(d) Financial Information about Geographic Areas

The Company includes four separate operating divisions located within the United States, two wholly-owned Canadian subsidiaries (one located in Tillsonburg, Ontario, Canada, and one in Kelowna, British Columbia, Canada), a wholly-owned Taiwanese subsidiary located in Taipei, Taiwan, a wholly-owned subsidiary in Hong Kong, a wholly-owned subsidiary in Shanghai, China, and a wholly-owned subsidiary in Mexico.

Individually, the Canadian, Taiwanese, Hong Kong, Chinese and Mexican subsidiaries’ revenue and assets are not significant. Substantially all other revenues are derived from customers located in the United States.

Financial information about foreign and domestic operations’ revenues and identifiable assets is included in Note 12 to the Company’s financial statements, included at Item 8 of this Annual Report on Form 10-K. Information about risks attendant to the Company’s foreign operations is set forth at Item 1A of this Annual Report on Form 10-K.

(e) Available Information

The Company makes available, free of charge through its Internet website at http://www.easterncompany.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room, 450 Fifth Street, N.W., Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. The Company’s reports filed with, or furnished to, the SEC are also available on the SEC’s website at www.sec.gov.

ITEM 1A	RISK FACTORS

In addition to the other information contained in this Form 10-K and the exhibits hereto and the Company’s other filings with the SEC, the following risk factors should be considered carefully in evaluating the Company’s business. The Company’s business, financial condition or results of operation could be materially adversely affected by any of these risks or additional risks not presently known to the Company, or by risks the Company currently deems immaterial which may also adversely affect its business, financial condition, or results of operations, such as: changes in the economy, including changes in inflation, tax rates and interest rates; risk associated with possible disruption in the Company’s operations due to terrorism and other manmade or natural disasters; future regulatory actions, legal issues or environmental matters; loss of, or changes in, executive management; and changes in accounting standards which are adverse to the Company. Also, there can be no assurance that the Company has correctly identified and appropriately assessed all factors affecting its business or that information publicly available with respect to these matters is complete and correct.

The Company’s business is subject to risks associated with conducting business overseas.

International operations could be adversely affected by changes in political and economic conditions, trade protection measures, restrictions on repatriation of earnings, differing intellectual property rights, and changes in regulatory requirements that restrict the sales of products or increase costs. Changes in exchange rates between the U.S. dollar and other currencies could result in increases or decreases in earnings, and may adversely affect the value of the Company’s assets outside the United States. The Company’s operations are also subject to the effects of international trade agreements and regulations. Although generally these trade agreements have positive effects, they can also impose requirements that adversely affect the Company’s business, such as setting quotas on product that may be imported from a particular country into The Company’s key markets in North America.

The Company’s ability to import products in a timely and cost-effective manner may also be affected by conditions at ports or issues that otherwise affect transportation and warehousing providers, such as port and shipping capacity, labor disputes, severe weather or increased homeland security requirements in the United States or other countries. These issues could delay importation of products or require the Company to locate alternative ports or warehousing providers to avoid disruption to customers. These alternatives may not be available on short notice or could result in higher transit costs, which could have an adverse impact on the Company’s business, financial conditions or results of operations.

See also “ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” of this Form 10-K.

In addition, the Company’s growth strategy involves expanding sales of its products into foreign markets. There is no guarantee that the Company’s products will be accepted by foreign customers or how long it may take to develop sales of the Company’s products in these foreign markets.

Increases in the price or reduced availability of raw materials.

Raw materials needed to manufacture products are obtained from numerous suppliers. Under normal market conditions, these raw materials are readily available on the open market from a variety of producers. However, from time to time the prices and availability of these raw materials fluctuate, which could impair the Company’s ability to procure the required raw materials for its operations or increase the cost of manufacturing its products. If the price of raw materials increases, the Company may be unable to pass these increases on to its customers and could experience reduction to its profit margins. Also, any decrease in the availability of raw materials could impair the Company’s ability to meet production requirements in a timely manner.

Increased competition in the markets the Company services could impact revenues and earnings.

Any change in competition may result in lost market share or reduced prices, which could result in reduced profit margins. This may impair the ability to grow or even maintain current levels of revenues and earnings. While the Company has an extensive customer base, loss of certain customers could adversely affect the Company’s business, financial condition or results of operations until such business is replaced, and no assurances can be made that the Company would be able to regain or replace any lost customers.

The Company is required to evaluate its internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002.

The Company is an “accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, and is required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires the Company to include in its report management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of the end of the fiscal period for which the Company is filing its 10-K. This report must also include disclosure of any material weaknesses in internal control over financial reporting that the Company has identified. Additionally, the Company’s independent registered public accounting firm will be required to issue a report on the Company’s internal control over financial reporting and their evaluation of the operating effectiveness of the Company’s internal control over financial reporting. The Company’s assessment requires it to make subjective judgments, and the independent registered public accounting firm may not agree with the Company’s assessment. If the Company or its independent registered public accounting firm were unable to complete the assessments within the period prescribed by Section 404 and thus be unable to conclude that the internal control over financial reporting is effective, investors could lose confidence in the Company’s reported financial information, which could have an adverse effect on the market price of the Company’s common stock or impact the Company’s borrowing ability. In addition, changes in operating conditions and changes in compliance with policies and procedures currently in place may result in inadequate internal control over financial reporting in the future.

The inability to identify or complete acquisitions could limit future growth.

As part of its growth strategy, the Company continues to pursue acquisitions of complementary products or businesses. The ability to grow through acquisitions depends upon the Company’s ability to identify, negotiate, complete and integrate suitable acquisitions. The Company makes certain assumptions based on the information provided by potential acquisition candidates and also conducts due diligence to ensure the information provided is accurate and based on reasonable assumptions. However, the Company may be unable to realize the anticipated benefits from an acquisition or predict accurately how an acquisition will ultimately affect the business, financial condition or results of operations.

Demand for new products and the inability to develop and introduce new competitive products at favorable profit margins could adversely affect the Company’s performance and prospects for future growth, and the Company would not be positioned to maintain current levels of revenues and earnings.

The uncertainties associated with developing and introducing new products, such as the market demands and the costs of development and production, may impede the successful development and introduction of new products. Acceptance of the new products may not meet sales expectations due to several factors, such as the Company’s failure to accurately predict market demand or its inability to resolve technical issues in a timely and cost-effective manner. Additionally, the inability to develop new products on a timely basis could result in the loss of business to competitors.

The Company could be subject to litigation which could have a material impact on the Company’s business, financial condition or results of operations.

From time to time, the Company’s operations are parties to or targets of lawsuits, claims, investigations and proceedings, including product liability, personal injury, patent and intellectual property, commercial, contract, environmental and employment matters, which are defended and settled in the ordinary course of business. While the Company is unable to predict the outcome of any of these matters, it does not believe, based upon currently available information, that the resolution of any pending matter will have a material adverse effect on its business, financial condition or results of operations. See “ITEM 3 – LEGAL PROCEEDINGS” in this Form 10-K for a discussion of current litigation.

The Company could be subject to additional tax liabilities.

The Company is subject to income tax laws in the United States, its states and municipalities and those of other foreign jurisdictions in which the Company has business operations. These laws are complex and subject to interpretations by the taxpayer and the relevant governmental taxing authorities. Significant judgment and interpretation is required in determining the Company’s worldwide provision for income taxes. In the ordinary course of business, transactions arise where the ultimate tax determination is uncertain. Although the Company believes its tax estimates are reasonable, the final outcome of tax audits and any related litigation could be materially different from that which is reflected in historical income tax provisions and accruals. Based on the status of a given tax audit or related litigation, a material effect on the Company’s income tax provision or net income may result during the period or periods from the initial recognition of a particular matter in the Company’s reported financial results to the final closure of that tax audit or settlement of related litigation when the ultimate tax and related cash flow is known with certainty.

The Company’s goodwill or indefinite-lived intangible assets may become impaired which, could require a significant charge to earnings to be recognized.

Under accounting principles generally accepted in the United States, goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment at least annually. Future operating results used in the assumptions, such as sales or profit forecasts, may not materialize, and the Company could be required to record a significant charge to earnings in the financial statements during the period in which any impairment is determined, resulting in an unfavorable impact on our results of operations. Numerous assumptions are used in the evaluation of impairment, and there is no guarantee that the Company’s independent registered public accounting firm would reach the same conclusion as the Company or an independent valuation firm, which could result in a disagreement between management and the independent registered public accounting firm.

The Company may need additional capital in the future, and it may not be available on acceptable terms, if at all.

From time-to-time, the Company has historically relied on outside financing to fund expanded operations, capital expenditure programs and acquisitions. The Company may require additional capital in the future to fund operations or strategic opportunities. The Company cannot be assured that additional financing will be available on favorable terms, or at all. In addition, the terms of available financing may place limits on the Company’s financial and operating flexibility. If the Company is unable to obtain sufficient capital in the future, the Company may not be able to expand or acquire complementary businesses and may not be able to continue to develop new products or otherwise respond to changing business conditions or competitive pressures.

The Company’s stock price is highly volatile due to low float, which is the number of shares of the Company’s common stock that are outstanding and available for trading by the public.

The Company’s stock price may change dramatically when buyers seeking to purchase shares of the Company’s common stock exceed the shares available on the market, or when there are no buyers to purchase shares of the Company’s common stock when shareholders are trying to sell their shares.

The Company may not be able to reach acceptable terms for contracts negotiated with its labor unions and be subject to work stoppages or disruption of production.

At December 31, 2008, a union contract covering approximately 5% of the total workforce of the Company will expire. The Company has been successful in negotiating new contracts over the years, but cannot guarantee that will continue. Failure to negotiate new union contracts could result in disruption of production, inability to deliver product or a number of unforeseen circumstances, any of which could have an unfavorable material impact on the Company’s results of operations or financial statements.

ITEM 1B	UNRESOLVED STAFF COMMENTS

None.

ITEM 2	PROPERTIES

The corporate office of the Company is located in Naugatuck, Connecticut in a two-story 8,000 square foot administrative building on 3.2 acres of land.

All of the Company’s properties are owned or leased and are adequate to satisfy current requirements. All of the Company’s properties have the necessary flexibility to cover any long-term expansion requirements.

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

The Canadian Commercial Vehicles Corporation, a wholly-owned subsidiary in Kelowna, British Columbia, leases 55,415 square feet of building space located in an industrial park. The building is made from brick and concrete, contains approximately 5,400 square feet of office space on two levels and houses a modern paint booth for finishing our products. The building is protected by a F1 rated fire suppression system and alarmed for fire and security. The current lease expires December 31, 2009 and is renewable.

The Eastern Industrial Ltd., a wholly-owned subsidiary in Shanghai, China, leases brick and concrete buildings containing approximately 45,600 square feet, located in both industrial and commercial areas. A five-year lease was signed in 2003, which expires on September 8, 2008 and is renewable.

The Sesamee Mexicana subsidiary is leasing 18,000 square feet located in an industrial park in Lerma, Mexico on an open-end basis. The building is steel framed with concrete block and glass curtain walls.

The Security Products Group includes the following:

The Greenwald Industries Division in Chester, Connecticut owns 26 acres of land and a building containing 120,000 square feet. The building is steel frame, one story, having brick over concrete blocks.

The Illinois Lock Company/CCL Security Products/Royal Lock Division owns 2.5 acres of land and a building containing 44,000 square feet in Wheeling, Illinois. The building is brick and located in an industrial park. The Company is also leasing approximately 10,000 square feet of warehouse space occupied by Royal Lock through September 2008.

The World Lock Co. Ltd. subsidiary leases 5,285 square feet located in Taipei, Taiwan. The building is made from brick and concrete and is protected by a fire alarm and sprinklers.

The Metal Products Group consists of:

The Frazer and Jones Division in Solvay, New York, which owns 17.9 acres of land and buildings containing 205,000 square feet constructed for foundry use. These facilities are well adapted to handle the division’s current and future casting requirements.

All owned properties are free and clear of any encumbrances.

ITEM 3	LEGAL PROCEEDINGS

The Company is currently undergoing investigation by the U.S. Department of Environmental Protection and N.Y. Department of Environmental Conversation for various anonymous complaints regarding its metal castings facility. The Company recorded a contingency reserve of $250,000 in December 2007 for settlement of this matter. Based on current information available, the Company believes this matter will be settled for $250,000 during 2008.

There are no other legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which either the Company or any of its subsidiaries is a party or to which any of their property is the subject.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended December 29, 2007.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the American Stock Exchange (ticker symbol EML). The approximate number of record holders of the Company common stock on December 29, 2007 was 577.

High and low stock prices and dividends for the last two years were:

	2007			2006
	Market Price				Market Price
Quarter	High	Low	Dividend	Quarter	High	Low	Dividend
First	$29.30	$18.99	$.08	First	$14.67	$12.50	$.07
Second	33.90	24.00	.08	Second	15.10	13.27	.08
Third	29.28	16.00	.08	Third	18.83	13.70	.08
Fourth	23.77	17.28	.08	Fourth	19.40	16.20	.08

The Company increased the dividend rate by 9% in the second quarter of 2006. The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements, and financial conditions. The payment of dividends is subject to the restrictions of the Company’s loan agreement if such payment would result in an event of default. See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 5 to the Company’s financial statements included at Item 8 of this Annual Report on Form 10-K.

The following table sets forth information regarding securities authorized for issuance under the Company’s equity compensation plans as of December 29, 2007, including the Company’s 1989, 1995, 1997 and 2000 plans.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	456,750[1]	$10.27	367,500[2]
Equity compensation plans not approved by security holders	206,250[3]	9.71	-
Total	663,000	10.10	367,500

1 Includes options outstanding under the 1989, 1995 and 2000 plans.

2 Includes shares available for future issuance under the 2000 plan.

3 Includes options outstanding under the 1997 plan.

On September 17, 1997 the Compensation Committee of the Board of Directors of the Company adopted The Eastern Company 1997 Directors Stock Option Plan (the “1997 Plan”) which by its terms expired on September 16, 2007. The 1997 Plan authorized the grant of non-qualified stock options to the non-employee directors of the Company to purchase shares of common stock. The exercise price of any options granted under the 1997 Plan was set by the Compensation Committee. However, all options granted under the 1997 Plan have required an exercise price equal to 100% of the fair market value of the shares of common stock of the Company on the date of grant. While no more shares are available for grant under the plan, there are 206,250 shares reserved for issuance resulting from previous stock option grants.

Each director who is not an employee of the Company (“Outside Director”) is paid a director’s fee for his services at the annual rate of $24,600. All annual fees paid to non-employee members of the Board of Directors of the Company are paid in common stock of the Company or cash, in accordance with the Directors Fee Program adopted by the shareholders on March 26, 1997 and amended on January 5, 2004. The directors make an annual election, within a reasonable time before their first quarterly payment, to receive their fees in the form of cash, stock or a combination thereof. The election remains in force for one year.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c ) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number that May Yet Be Purchased Under the Plans or Programs
September 30 – October 27, 2007	-	-	-	-
October 28 – November 24, 2007	-	-	-	-
November 25 – December 29, 2007	4,517	$19.80	-	-
Total	4,517	$19.80	-	-

The Company does not have any share repurchase plans or programs. The figures shown in the table above are for shares delivered to the Company to exercise stock options.

Stock Performance Graph

The following graph sets forth the Company’s cumulative total shareholder return based upon an initial $100 investment made on December 31, 2002 (i.e., stock appreciation plus dividends during the past five fiscal years) compared to the Wilshire 5000 Index and the S&P Industrial Machinery Index.

The Company manufactures and markets a broad range of locks, latches, fasteners and other security hardware that meets the diverse security and safety needs of industrial and commercial customers. Consequently, while the S&P Industrial Machinery Index being used for comparison is the standard index most closely related to the Company, it does not completely represent the Company’s products or market applications. The Wilshire 5000 is a market index made up of 5,000 publicly-traded companies, including those having both large and small capitalization.

	Dec. 02	Dec. 03	Dec. 04	Dec. 05	Dec. 06	Dec. 07
The Eastern Company	$100	$146	$192	$191	$292	$280
Wilshire 5000	$100	$132	$148	$158	$182	$193
S&P© Industrial Machinery	$100	$138	$163	$160	$183	$222

Copyright © 2008, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.

ITEM 6	SELECTED FINANCIAL DATA

		2007	2006	2005	2004	2003
	INCOME STATEMENT ITEMS (in thousands)
	Net sales	$ 156,281	$ 138,465	$ 109,107	$ 100,130	$ 88,307
	Cost of products sold	120,343	103,882	84,375	74,999	66,719
	Depreciation and amortization	4,370	3,746	3,460	3,461	3,619
	Interest expense	1,289	1,098	1,014	1,044	1,303
	Income before income taxes	14,845	14,846	7,020	6,829	5,390
	Income taxes	4,765	5,187	2,653	2,071	2,028
	Net income	10,081	9,659	4,367	4,758	3,362
	Dividends	1,802	1,715	1,600	1,596	1,593

	BALANCE SHEET ITEMS (in thousands)
	Inventories	$ 30,491	$ 28,043	$ 20,768	$ 20,478	$ 16,927
	Working capital	47,028	35,546	31,223	26,692	24,894
	Property, plant and equipment, net	25,234	25,816	22,397	23,907	24,930
	Total assets	108,352	103,485	81,622	78,072	74,617
	Shareholders’ equity	70,817	54,391	46,172	43,817	40,508
	Capital expenditures	2,868	6,722	1,750	2,062	2,763
	Long-term obligations, less current portion	14,383	17,507	12,384	11,805	15,815

	PER SHARE DATA
	Net income per share
	Basic	$ 1.79	$ 1.76	$ .80	$ .87	$ .62
	Diluted	1.68	1.67	.75	.85	.61
	Dividends	.32	.31	.29	.29	.29
	Shareholders’ equity (Basic)	12.58	9.94	8.47	8.05	7.46

Average shares outstanding:	Basic	5,631,073	5,474,137	5,455,073	5,441,312	5,430,890
	Diluted	5,989,754	5,768,108	5,828,837	5,618,552	5,488,448

The information in the table above reflects a 3-for-2 stock split effective October 2006.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

Net sales for 2007 increased 13% to $156.3 million from $138.5 million in 2006. Net income increased 4% to $10.1 million, or $1.68 per diluted share, from $9.7 million, or $1.67 per diluted share in 2006. Net sales and net income in both 2007 and 2006 were favorably impacted by shipments of approximately $20.5 million and $18.5 million, respectively, from the Industrial Hardware segment to fulfill orders received in September 2006 to produce door latching components for a military project to up-armor existing Humvees. The military project was completed in April of 2007. The Company’s “core” business units sales in 2007 increased approximately 13% to $135.8 million from $119.9 million in 2006. Net sales in the Industrial Hardware segment increased approximately 8% in 2007. Sales increased in the Security Products segment by 21%, resulting from the combined acquisitions of Royal Lock and Summit Manufacturing. The Metal Products segment also experienced an increase in sales of 8%, resulting from increased shipments of mine roof support products.

The following table shows, for the fourth quarter of 2007 and 2006, selected line items from the consolidated statements of income as a percentage of net sales, by segment. The fourth quarter of 2006 benefited from $18.5 million in sales to fulfill orders received in September 2006 to produce door latching components for a military project to up-armor existing Humvees.

	2007 Fourth Quarter
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	78.6%	76.1%	101.5%	79.9%
Gross margin	21.4%	23.9%	-1.5%	20.1%

Selling and administrative expense	14.6%	16.0%	19.2%	15.7%
Operating profit	6.8%	7.9%	-20.7%	4.4%

	2006 Fourth Quarter
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	63.4%	76.0%	103.3%	69.8%
Gross margin	36.6%	24.0%	-3.3%	30.2%

Selling and administrative expense	9.3%	16.7%	8.8%	11.3%
Operating profit	27.3%	7.3%	-12.1%	18.9%

The following table shows the amount of change from the fourth quarter of 2006 to the fourth quarter of 2007 in sales, cost of products sold, gross margin, selling and administrative expenses and operating profit, by segment (dollars in thousands). The fourth quarter of 2006 benefited from $18.5 million in sales to fulfill orders received in September 2006 to produce door latching components for a military project to up-armor existing Humvees.

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$(16,571)	$585	$17	$(15,969)
Volume	-61.4%	-0.3%	-13.5%	-40.8%
Prices	0.2%	2.5%	8.9%	1.5%
New Products	9.7%	2.0%	5.1%	7.2%
	-51.5%	4.2%	0.5%	-32.1%

Cost of products sold	$(8,143)	$456	$(45)	$(7,732)
	-39.9%	4.3%	-1.2%	-22.3%

Gross margin	$(8,428)	$129	$62	$(8,237)
	-71.7%	3.8%	-53.3%	-54.9%

Selling and administrative expenses	$(711)	$(4)	$371	$(344)
	-23.8%	-0.2%	119.3%	-6.1%

Operating profit	$(7,717)	$133	$(309)	$(7,893)
	-87.9%	13.0%	-72.3%	-84.2%

Net sales in the fourth quarter of 2007 decreased 32% to $33.8 million from $49.7 million a year earlier. Net income for the quarter decreased 84% to $887,000 (or $.15 per diluted share) from $5.6 million (or $.96 per diluted share) a year earlier. The decrease in both sales and profit from 2006 to 2007 is primarily attributable to the $18.5 million in sales in the fourth quarter of 2006 to fulfill orders received in September of that year to produce door latching components for a military project to up-armor existing Humvees.

Gross margin for the fourth quarter of 2007 decreased 55% from the fourth quarter of 2006. The decrease is primarily the result of lower sales volume in the 2007 fourth quarter in the Industrial Hardware segment due to completion of the contract to produce door latching components for a military project to up-armor existing Humvees, which benefited the prior year quarter.

Selling and administrative expenses for the fourth quarter of 2007 decreased 6.1% compared to the prior year quarter. The overall decrease was due to lower payroll and payroll related charges primarily in the Industrial Hardware segment in the current year fourth quarter. The Metal Products segment selling and administrative expenses increased due to a $250,000 environmental contingency reserve set up in the fourth quarter of 2007.

In 2007, the Company continued to experience increased costs related to the required compliance with Section 404 of the Sarbanes-Oxley Act. The fees paid during 2007 for assistance with the completion of documentation and testing required by Section 404 were approximately $322,000, which does not include the cost of internal personnel. The Company will continue to incur additional costs in 2008 and beyond for third party testing of its internal control procedures as required by Section 404. Fees for internal control review, for work required under Section 404 to be completed by the independent registered public accounting firm, were $392,000. The combined fees for work required to comply with Section 404 of the Sarbanes-Oxley Act were $714,000 or $0.07 per diluted share.

On December 30, 2006, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”), which was issued by the Financial Accounting Standards Board (FASB) in September 2006. This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. As allowed under SFAS 158, the Company did not adopt the measurement date provision in 2006. The Company will adopt the measurement date provision in 2008 as required. See also Note 10, Retirement Benefit Plans, included at Item 8 of this 10-K.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109 (“SFAS 109”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 details how companies should recognize, measure, present, and disclose uncertain tax positions that have been or are expected to be taken. As such, financial statements will reflect expected future tax consequences of uncertain tax positions presuming the taxing authorities’ full knowledge of the position and all relevant facts. The Company adopted FIN 48 in the first quarter of 2007. See also Note 8, Income Taxes, included at Item 8 of this Form 10-K.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. We have not yet determined the impact that the implementation of SFAS No. 157 will have on our results of operations or financial condition. The Company will adopt SFAS No. 157 in the first quarter of 2008.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159, which amends SFAS No. 115, allows certain financial assets and liabilities to be recognized, at the company’s election, at fair market value, with any gains or losses for the period recorded in the statement of income. This gives a company the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Currently, the Company records the gains or losses for the period in the statement of comprehensive income and in the equity section of the balance sheet. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not determined the impact, if any, of the adoption of SFAS No. 159. The Company will adopt SFAS No. 159 in the first quarter of 2008.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations—a replacement of FASB Statement No. 141 (“SFAS No. 141(R)”), which replaces SFAS No. 141. This standard significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. The Company has not determined the impact, if any, of the adoption of SFAS No. 141(R).

Critical Accounting Policies and Estimates

The preparation of the financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Areas of uncertainty that require judgments, estimates and assumptions include items such as the accounting for derivatives; environmental matters; the testing of goodwill and other intangible assets for impairment; proceeds on assets to be sold; pensions and other postretirement benefits; and tax matters. Management uses historical experience and all available information to make its estimates and assumptions, but actual results will inevitably differ from the estimates and assumptions that are used to prepare the Company’s financial statements at any given time. Despite these inherent limitations, management believes that Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and related footnotes provide a meaningful and fair presentation of the Company.

Management believes that the application of these estimates and assumptions on a consistent basis enables the Company to provide the users of the financial statements with useful and reliable information about the Company’s operating results and financial condition.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company reviews the collectibility of its receivables on an ongoing basis taking into account a combination of factors. The Company reviews potential problems, such as past due accounts, a bankruptcy filing or deterioration in the customer’s financial condition, to ensure the Company is adequately accrued for potential loss. Accounts are considered past due based on when payment was originally due. If a customer’s situation changes, such as a bankruptcy or creditworthiness, or there is a change in the current economic climate, the Company may modify its estimate of the allowance for doubtful accounts. The Company will write off accounts receivable after reasonable collection efforts have been made and the accounts are deemed uncollectible.

Inventory Reserve

Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (“LIFO”) method at the Company’s U.S. facilities. Accordingly, a LIFO valuation reserve is calculated using the dollar value link chain method.

We review the net realizable value of inventory in detail on an ongoing basis, giving consideration to deterioration, obsolescence and other factors. Based on these assessments, we provide for an inventory reserve in the period in which an impairment is identified. The reserve fluctuates with market conditions, design cycles and other economic factors.

Goodwill and Other Intangible Assets

Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited. Goodwill and other intangible assets with indefinite useful lives are not amortized. Each year during the second quarter, the carrying value of goodwill and other intangible assets with indefinite useful lives is tested for impairment. The Company uses the discounted cash flow method to calculate the fair value of goodwill associated with its reporting units. No impairments of goodwill were deemed to exist. The determination of discounted cash flows is based on the businesses’ strategic plans and long-range planning forecasts. The revenue growth rates included in the plans are management’s best estimates based on current and forecasted market conditions. Profit margin assumptions are projected by each business based on the current cost structures and anticipated cost reductions. There can be no assurance that operations will achieve the future cash flows reflected in the projections. If different assumptions were used in these plans, the related discounted cash flows used in measuring impairment could be different and an impairment of assets might need to be recorded.

Pension and Other Postretirement Benefits

The amounts recognized in the consolidated financial statements related to pension and other postretirement benefits are determined from actuarial valuations. Inherent in these valuations are assumptions about such factors as expected return on plan assets, discount rates at which liabilities could be settled, rate of increase in future compensation levels, mortality rates, and trends in health insurance costs. These assumptions are reviewed annually and updated as required. In accordance with U.S. GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, affect the expense recognized and obligations recorded in future periods.

The discount rate used is based on comparisons to the Moody’s Aa Corporate Bond index, as well as a hypothetical yield curve that creates a reference portfolio of high quality corporate bonds whose payments mimic the plan’s benefit payment stream. The expected long-term rate of return on assets is developed with input from the Company’s actuarial firms. Also considered is the Company’s historical experience with pension fund asset performance in comparison with expected returns. The long-term rate-of-return assumption used for determining net periodic pension expense for 2007 was 8.5%. The Company reviews the long-term rate of return each year. Future actual pension income and expense will depend on future investment performance, changes in future discount rates, and various other factors related to the population of participants in the Company’s pension plans.

The Company expects to make cash contributions of $263,000 and $161,000 to its pension plans and postretirement plan, respectively in 2008.

RESULTS OF OPERATIONS

Fiscal 2007 Compared to Fiscal 2006

The following table shows, for 2007 and 2006, selected line items from the consolidated statements of income as a percentage of net sales, by segment.

	2007
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	72.5%	76.8%	104.3%	77.0%
Gross margin	27.5%	23.2%	-4.3%	23.0%

Selling and administrative expense	11.6%	14.6%	12.0%	12.8%
Operating profit	15.9%	8.6%	-16.3%	10.2%

	2006
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	70.5%	74.2%	104.2%	75.0%
Gross margin	29.5%	25.8%	-4.2%	25.0%

Selling and administrative expense	12.1%	16.8%	9.9%	13.6%
Operating profit	17.4%	9.0%	-14.1%	11.4%

The following table shows the amount of change from 2006 to 2007 in sales, cost of products sold, gross margin, selling and administrative expenses, and operating profit, by segment (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$6,165	$10,677	$974	$17,816
Volume	-6.8%	16.3%	-0.8%	2.2%
Prices	2.9%	1.2%	5.8%	2.5%
New Products	12.1%	3.8%	2.5%	8.2%
	8.2%	21.3%	7.5%	12.9%

Cost of products sold	$5,909	$9,526	$1,027	$16,462
	11.1%	25.6%	7.6%	15.8%

Gross margin	$256	$1,151	$(53)	$1,354
	1.2%	8.9%	-9.7%	3.9%

Selling and administrative expenses	$370	$464	$385	$1,219
	4.1%	5.5%	29.9%	6.5%

Operating profit	$(114)	$687	$(438)	$135
	-0.9%	15.2%	23.9%	0.9%

Industrial Hardware Segment

Net sales in the Industrial Hardware segment were up 8.2% in 2007 from the 2006 level. New product introductions were responsible for the increase in sales for this segment. All of the new products were internally developed and offered to the variety of markets we service, including: military, utility truck, vehicular accessories and recreational vehicles. New products included an electric door control for the bus market, a printer bed table for the electronics market, several new products for the military market including a center case kit and a variety of handles, as well as an assortment of handles and latches used in many of the markets to which we sell. Sales volume of existing products was stable in most of the markets we service, however, decreases in sales volume occurred in the truck accessory, Class 8 truck, and trailer markets. Sales at the Company’s Mexican subsidiary increased 20% from 2006, primarily due to economic growth in Mexico.

Cost of products sold for the Industrial Hardware segment increased 11.1% from 2006 to 2007. In addition to manufacturing costs associated with the higher volume of sales, the major factors causing the increase were higher costs of raw materials and increases in payroll and payroll related charges.

Gross margin as a percentage of net sales decreased from 29.5% to 27.5%, driven by higher manufacturing costs which could not be fully recovered through selling price increases due to the competitive nature of many of the products we sell.

Selling and administrative expenses increased 4.1% from 2006 levels due to increases in payroll and payroll related charges.

Security Products Segment

Net sales in the Security Products segment increased 21.3% from 2006 to 2007. The primary reason for the increase was an increase in sales volume resulting from the acquisitions of Royal Lock and Summit Manufacturing in the latter part of 2006. In addition to the oven latch line from the Summit Manufacturing acquisition, new products were mainly lock related, such as: a hinge for truck tonneau covers and an L-handle for a sportrack, both of which are used in the automotive accessory market, as well as a variety of other lock products for various markets.

Cost of products sold for the Security Products segment increased 25.6% from 2006 to 2007. Most of the increase in cost of products sold was directly proportionate to the increase in sales. The major item that outpaced the increased sales level were raw material costs, which we were not able to recover through increased prices due to the competitive nature of many of the markets to which we sell.

Gross margin decreased from 25.8% to 23.2% as a percentage of net sales for the Security Products segment resulting from the higher manufacturing costs, mainly raw materials, as well as a change in product mix.

Selling and administrative expenses increased 5.5% from the same period a year ago due to higher costs for travel expenses and the amortization of intangibles associated with the acquisitions of Royal Lock and Summit Manufacturing.

Metal Products Segment

Net sales in the Metal Products segment increased 7.5% from 2006 to 2007. Sales of mine products increased 18% in 2007 compared to 2006, while sales of contract casting products decreased 1% from 2006. In 2007, sales of mine roof supports increased in both the U.S. and Canadian markets, continuing the growth experienced in 2006. Shipments of ductile iron castings increased 9% to 1,058 tons in 2007 from 973 tons in 2006. Sales of new products in 2007 included a new cablehead and a new wall anchor for use in underground mining applications.

Cost of products sold for the Metal Products segment increased 7.6% from 2006 to 2007. Cost increases were experienced for raw materials, payroll and payroll related charges, utilities, outside parts and processing, supplies and tools and equipment maintenance.

Gross margin in the Metal Products segment was comparable for both 2006 and 2007.

Selling and administrative expenses in the Metal Products segment increased 29.9% from 2006 to 2007. Cost increases occurred in payroll and payroll related charges and travel and entertainment expenses, but the increase was primarily due to charges related to the environmental remediation of $250,000.

Other Items

The following table shows the amount of change from 2006 to 2007 in other items (dollars in thousands):

Total
Interest expense	$191
17.4%

Other income	$56
37.4%

Income taxes	$(423)
-8.1%

Interest expense increased from 2006 to 2007 primarily due to the increased level of debt for the full year 2007 associated with the amended Loan Agreement, which is discussed in Note 5 in Item 8 of this Form 10-K.

Other income increased from 2006 to 2007 due to higher interest income earned on higher cash balances in the Company’s cash management program in 2007.

Income taxes – the effective tax rate decreased in 2007 to 32% from the 35% rate in 2006. The decrease is the result of a change in the mix of U.S and foreign income, as well as a change in the mix of U.S. earnings in states with lower income tax rates.

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

The following table shows the amount of change from 2005 to 2006 in sales, cost of products sold, gross margin, selling and administrative expenses, and operating profit, by segment (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$21,590	$5,743	$2,025	$29,358
Volume	-1.9%	11.3%	12.5%	4.9%
Prices	0.0%	0.0%	0.6%	0.0%
New Products	42.0%	1.7%	5.4%	22.0%
	40.1%	13.0%	18.5%	26.9%

Cost of products sold	$12,533	$5,181	$1,793	$19,507
	30.8%	16.2%	15.3%	23.1%

Gross margin	$9,057	$562	$232	$9,851
	68.8%	4.5%	29.7%	39.8%

Selling and administrative expenses	$1,178	$624	$211	$2,013
	14.9%	8.0%	19.6%	12.0%

Operating profit	$7,879	$(62)	$21	$7,838
	150.6%	-1.4%	1.2%	98.5%

Industrial Hardware Segment

Net sales in the Industrial Hardware segment were up 40.1% in 2006 from the 2005 level. New product introductions, mainly the component parts for the Humvee retrofit program, were responsible for the increase in sales for this segment. All of the new products were internally developed and offered to the variety of markets we service, including: military, utility truck, vehicular accessories and recreational vehicles. New products included retrofit components for military Humvees, a hidden hinge used on service truck bodies, a three point handle assembly and a star wheel rotary assembly for the truck accessory market, and pick up truck camper shell used in the emergency vehicle market, as well as an assortment of handles and latches used in many of the markets to which we sell. Sales volume of existing products was up in all but two of the markets we service – truck trailers and van bodies. Sales at the Company’s Mexican subsidiary increased 12% from 2005, primarily due to economic growth in Mexico.

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

Security Products Segment

Net sales in the Security Products segment increased 13.0% from 2005 to 2006. Increased sales volume of existing products in our core lock business, coupled with the acquisitions of Royal Lock and Summit Manufacturing, more than offset declines in sales volume of our commercial laundry products. Volume decreases occurred in traditional laundry products such as drop meters and meter cases, as well as the newer “smart card” systems. Most of the 2006 decline in “smart card” systems was due to a retro-fit of card systems in 2005. In addition to the oven latch line from the Summit Manufacturing acquisition, new products were mainly lock related, such as: a car carrier clamp assembly, an L-handle for a sportrack and an electric car lock set used in the automotive accessories market, as well as a variety of other lock products for various markets.

Cost of products sold for the Security Products segment increased 16.2% from 2005 to 2006. Most of the increase in cost of products sold was directly proportionate to the increase in sales. The major item that outpaced the increased sales level were raw material costs, which we were not able to recover through increased prices due to the competitive nature of many of the markets to which we sell.

Gross margin decreased from 27.8% to 25.8% as a percentage of net sales for the Security Products segment resulting from the higher manufacturing costs, mainly raw materials, as well as a change in product mix.

Selling and administrative expenses increased 8.0% from the same period a year ago due to higher costs for payroll and payroll related charges, advertising expenses, and amortization of intangibles associated with the acquisitions of Royal Lock and Summit Manufacturing.

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

Cost of products sold decreased as a percentage of net sales due mainly to higher sales volume. Cost increases were experienced for raw materials, payroll and payroll related charges, supplies and tools, and equipment maintenance. In order to improve the efficiency of producing ductile iron castings, the Company installed a new automatic pouring system designed specifically for ductile iron in July 2006. The Company experienced higher costs than anticipated with the start-up of the equipment and did not start achieving the anticipated improvement in pouring efficiency until late in the fourth quarter of 2006.

Gross margin in the Metal Products segment improved slightly as a percentage of net sales mainly due to higher sales volume resulting in better utilization of production facilities and product mix.

Selling and administrative expenses in the Metal Products segment increased 19.6% from 2005 to 2006, due to increases in payroll and payroll related charges, advertising and travel expenses.

Other Items

The following table shows the amount of change from 2005 to 2006 in other items (dollars in thousands):

Total
Interest expense	$84
8.2%

Other income	$72
92.0%

Income taxes	$2,534
95.5%

Interest expense increased from 2005 to 2006 primarily due to the increased level of debt associated with the amended Loan Agreement, which is discussed in Note 5 in Item 8 of this Form 10-K.

Other income increased from 2005 to 2006 due to a gain on the termination of a swap agreement, which is discussed in Note 5 in Item 8 of this Form 10-K.

Income taxes – the effective tax rate decreased in 2006 to 35% from the 38% rate in 2005. The decrease is the result of a change in the mix of U.S and foreign income, as well as a change in the mix of U.S. earnings in states with lower income tax rates.

Liquidity and Sources of Capital

The Company’s financial position remained strong throughout 2007. The primary source of the Company’s cash is earnings from operating activities adjusted for cash generated from or used for net working capital. The most significant recurring non-cash items included in income are depreciation and amortization expense. Changes in working capital fluctuate with the changes in operating activities. As sales increase, there generally is an increased need for working capital. Since increases in working capital reduce the Company’s cash, management attempts to keep the Company’s investment in net working capital at a reasonable level by closely monitoring inventory levels (by matching production to expected market demand), keeping tight control over the collection of receivables, and optimizing payment terms on its trade and other payables.

The Company is dependent on the continued demand for its products and subsequent collection of accounts receivable from its customers. The Company serves a broad base of customers and industries with a variety of products. As a result, any fluctuations in demand or payment from a particular industry or customer will not have a material impact on the Company’s sales and collection of receivables. Management expects that the Company’s foreseeable cash needs for operations, capital expenditures, debt service and dividend payments will continue to be met by the Company’s operating cash flows and existing credit facility.

	2007	2006	2005
Current ratio	3.9	2.5	3.3
Average days’ sales in accounts receivable	52	46	48
Inventory turnover	3.9	3.7	4.1
Ratio of working capital to sales	30.1%	25.7%	28.6%
Total debt to shareholders’ equity	24.7%	37.9%	34.2%

At December 29, 2007, December 30, 2006, and December 31, 2005, the Company had cash and cash equivalents of $8.2 million, $3.1 million and $6.3 million, respectively, and working capital of $47.0 million, $35.5 million and $31.2 million, respectively.

Net cash provided by operating activities was $8.8 million in 2007 compared to $7.9 million in 2006 and $5.2 million in 2005. The $900,000 increase from 2006 to 2007 is primarily the result of the increases in earnings, depreciation and amortization in 2007. The $2.7 million increase from 2005 to 2006 is primarily the result of the increase in earnings in 2006, as well as changes in the components of working capital. During 2007, working capital used $5.5 million in cash. Changes in inventory, recoverable taxes, accounts payable and other accrued expenses accounted for $13.3 million of cash usage, while changes in accounts receivable and other long term liabilities provided $7.7 million in cash. During 2006, working capital used $5.6 million in cash as a result of increased sales activity, primarily in the 4th quarter of the year. Increases in accounts receivable and inventory accounted for $14.4 million of cash usage, while increases in accounts payable, accrued compensation and other accrued expenses provided $8.9 million in cash. In 2005, working capital used $2.7 million in cash as a result of increased sales activity. Accounts receivable accounted for most of the increase, rising $2.2 million.

During 2007, 2006 and 2005 the Company used $2.8, $14.2 and $1.7 million of cash in investing activities, respectively. In 2006, the Company made two small acquisitions which used approximately $7.5 million in cash. The remaining $6.7 million in 2006 and virtually all of the amounts for 2007 and 2005 related to the purchase of fixed assets. Significant purchases in 2006 included $2.2 million of land and building for one of the Company’s Security Products segment manufacturing facilities, approximately $600,000 in new equipment purchases related to a significant contract received by the Industrial Hardware Segment, and approximately $570,000 for an automatic pouring system for ductile iron for the Metal Products Segment. The Company expects capital expenditures for 2008 to be approximately $2.5 million to $3.0 million.

Net cash used by financing activities in 2007 totaled approximately $1.1 million. Payments of $3.1 million in debt and $1.8 million in dividends were offset by $2.6 million received from the exercise of stock options and an additional $1.6 million related to tax benefits derived from these same stock option transactions. In 2007, 339,749 shares were issued as a result of options being exercised at an average price of approximately $7.54 per share. While there is no assurance that the Company will receive additional funds resulting from the exercise of options in 2008, options representing an additional 180,000 shares at an average price of $9.33 per share are due to expire during 2008 if they are not exercised. Net cash provided by financing activities in 2006 totaled approximately $3.2 million. This was the result of the Company’s restructuring of its outstanding debt in order to provide cash for the business and fixed asset acquisitions previously described above. See additional details concerning debt below. Net cash used by financing activities totaled $1.6 million in 2005. During 2005 the Company borrowed an additional $3.0 million on its revolving credit facility to cover short-term cash requirements. Principal payments of long-term debt amounted to $3.0 million in 2005.

The Company leases certain equipment and buildings under cancelable and non-cancelable operating leases expiring at various dates up to 10 years. Rent expense amounted to approximately $882,000, $945,000 and $826,000 in 2007, 2006 and 2005, respectively.

On September 22, 2006, the Company amended the unsecured loan agreement (“Loan Agreement”), which includes a term portion and a revolving credit portion, with its lender, Bank of America, N.A. The amendment restructured and increased the balance of the term portion of the loan into a new seven (7) year loan in the amount of $20,000,000. The restructured term portion is payable in quarterly payments of $714,286 which began on January 2, 2007. The proceeds were used to repay in full the outstanding balance of its existing term loan, $12,625,000, and for the acquisition of Royal Lock.

In addition, the Company increased the maximum amount available under the revolving credit portion from $7,500,000 to $12,000,000 and renewed and extended the maturity date to September 22, 2009. The revolving credit portion has a variable quarterly commitment fee ranging from 0.10% to 0.25% based on operating results. As of December 29, 2007, the quarterly fee is 0.25% on the unused portion. There were no borrowings against the revolving credit portion as of December 29, 2007.

The interest rates on the term and the revolving credit portions of the Loan Agreement vary. The interest rates may vary based on the LIBOR rate plus a margin spread of 1.0% to 1.65% for the term portion and 1.0% to 1.6% for the revolving credit portion. The margin rate spread is based on operating results calculated on a rolling-four-quarter basis. The Company may also borrow funds at the lender’s prime rate. On December 29, 2007, the interest rate on the term portion of the Loan Agreement was 6.23%.

Also on September 22, 2006, the Company terminated its interest rate swap contract with the lender. At the time of termination, the notional amount was $9,468,750, which was equal to 75% of the outstanding balance of the term loan on that date. As a result of the termination, the Company received $73,100 of cash which was included in other income. The Company had originally entered into the interest rate swap contract with an original notional amount of $11,793,750, which was equal to 75% of the outstanding balance of the term loan on August 11, 2005. The notional amount began to decrease on a quarterly basis beginning October 3, 2005 following the principal repayment schedule of the term portion of the Loan Agreement. The Company had a fixed interest rate of 4.61% on the swap contract and paid the difference between the fixed rate and LIBOR when LIBOR was below 4.61% and received interest when the LIBOR rate exceeded 4.61%.

On November 2, 2006, the Company entered into an interest rate swap contract with the lender with an original notional amount of $20,000,000 (notional amount $17,142,857 on December 29, 2007), which was equal to 100% of the outstanding balance of the term loan on that date. The notional amount began decreasing on a quarterly basis on January 2, 2007 following the principal repayment schedule of the term loan. The Company has a fixed interest rate of 5.25% on the swap contract and will pay the difference between the fixed rate and LIBOR when LIBOR is below 5.25% and will receive interest when the LIBOR rate exceeds 5.25%.

The Company’s loan covenants restrict it from incurring any indebtedness (from any person other than the lender) that exceeds the aggregate sum of $1.5 million, or that exceeds $1.0 million in any single transaction, without the express consent of the lender or until the full payment of the current obligation has been made. The loan covenants also prohibit the Company from paying any dividends in the event the payment would result in a default under the terms of the Loan Agreement.

Tabular Disclosure of Contractual Obligations

The Company’s known contractual obligations as of December 29, 2007, are shown below (in thousands):

	Payment due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$ 17,143	$ 2,857	$ 5,714	$ 5,714	$ 2,858
Estimated interest on long-term debt and capital lease obligations	3,322	1,053	1,480	714	75
Capital lease obligations	364	267	97	-	-
Operating lease obligations	1,113	643	449	21	-
Estimated contributions to pension plans	1,286	311	431	259	285
Estimated post retirement benefits other than pensions	1,111	161	324	327	299
Total	$ 24,339	$ 5,292	$ 8,495	$ 7,035	$ 3,517

Included in the estimated interest on long-term debt and capital lease obligations above are payments under the interest rate swap contract. The intent of the swap is to fix the interest rate on 100% of the Company’s bank debt.

The amounts shown in the above table for estimated contributions to pension plans and estimated postretirement benefits other than pensions are based on the assumptions in Note 10 to the consolidated financial statements, as well as the assumption that participant counts will remain stable.

The Company does not have any non-cancelable open purchase orders.

At December 29, 2007, the Company maintained a stand-by letter of credit in the amount of $328,000 related to one of its capital leases. This amount is declining on a monthly basis as payments on the lease are made. The stand-by letter of credit reserves that amount from the Company’s revolving credit agreement under terms of the capital lease agreement.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s foreign manufacturing facilities account for approximately 18% of total sales and 16% of total assets. Its U.S. operations buy from and sell to these foreign affiliates, and also make limited sales (approximately 8% of total sales) to nonaffiliated foreign customers. This trade activity could be affected by fluctuations in foreign currency exchange or by weak economic conditions. The Company’s currency exposure is concentrated in the Canadian dollar, Mexican peso, New Taiwan dollar, Chinese RMB and Hong Kong dollar. Because of the Company’s limited exposure to any single foreign market, any exchange gains or losses have not been material and are not expected to be material in the future. Had the exchange rate as of December 29, 2007 for all of the listed currencies changed by 1%, the total change in reported earnings would have been less than $25,000. As a result, the Company does not attempt to mitigate its foreign currency exposure through the acquisition of any speculative or leveraged financial instruments. In 2007, a 10% increase/decrease in exchange rates would have resulted in a translation increase/decrease to sales of approximately $2.6 million, and to equity of approximately $1.5 million.

The Company is exposed to interest rate risk with respect to its unsecured Loan Agreement, which provides for interest based on LIBOR plus a spread of up to 1.65%. The spread is determined by a comparison of the Company’s operating performance with agreed-upon financial targets. Since the Company’s performance depends to a large extent on the overall economy, the interest rate paid by the Company under its Loan Agreement is closely linked to the trend in the U.S. economy. The current interest rate spread is 1.0% on both the term loan portion and the revolving credit line portion of the Loan Agreement. Changes in LIBOR rates will also affect the Company’s interest expense. To hedge against future LIBOR rate increases, the Company has an interest rate swap contract on 100% of the term loan principal amount under the Loan Agreement. The interest rate on the swap contract is 5.25% and the swap contract expires on September 22, 2013. The notional amount of the swap contract is reduced on a quarterly basis in accordance with the principal repayment schedule for the term portion of the Loan Agreement. The notional amount of the swap contract was $17.1 million as of December 29, 2007. Therefore, the term debt is not subject to the volatility of short-term interest rates because the entire amount of debt is hedged under the swap contract.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

The Eastern Company

We have audited the accompanying consolidated balance sheets of The Eastern Company (the Company) as of December 29, 2007 and December 30, 2006, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 29, 2007. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 29, 2007 and December 30, 2006, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 29, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 10 to the consolidated financial statements, effective December 30, 2006, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R). Further, as discussed in Note 8, the Company adopted Financial Accounting Standards Board Interpretation 48, Accounting for Uncertainty in Income Taxes, effective December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2008, expressed an unqualified opinion thereon.

/s/ UHY LLP

Hartford, Connecticut

March 5, 2008

The Eastern Company

Consolidated Balance Sheets

	December 29	December 30
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$8,209,722	$3,101,458
Accounts receivable, less allowances of $342,000 in 2007 and $319,000 in 2006	18,993,934	24,859,152

Inventories:
Raw materials and component parts	8,435,858	8,008,603
Work in process	8,482,427	6,366,354
Finished goods	13,572,411	13,667,609
	30,490,696	28,042,566

Prepaid expenses and other assets	2,872,910	2,391,425
Recoverable taxes receivable	1,428,569	—
Deferred income taxes	1,256,780	931,641
Total Current Assets	63,252,611	59,326,242

Property, Plant and Equipment
Land	1,103,872	1,102,628
Buildings	13,822,209	13,687,524
Machinery and equipment	33,057,484	32,068,499
Accumulated depreciation	(22,749,351)	(21,042,934)
	25,234,214	25,815,717

Other Assets
Goodwill	13,955,608	13,742,160
Trademarks	135,473	117,959
Patents, technology and other intangibles net of accumulated amortization	3,981,338	4,216,508
Prepaid pension cost	1,792,657	266,358
	19,865,076	18,342,985
	$108,351,901	$103,484,944

Consolidated Balance Sheets

	December 29	December 30
	2007	2006
Liabilities and shareholders’ equity
Current Liabilities
Accounts payable	$8,183,408	$13,170,491
Accrued compensation	2,571,970	3,098,525
Other accrued expenses	2,345,091	4,399,358
Current portion of long-term debt	3,123,742	3,111,908
Total Current Liabilities	16,224,211	23,780,282

Deferred income taxes	2,390,882	1,123,537
Other long-term liabilities	1,620,311	—
Long-term debt, less current portion	14,383,060	17,506,802
Accrued postretirement benefits	1,111,234	1,221,156
Accrued pension cost	1,226,994	5,323,550
Interest rate swap obligation	577,941	138,412

Shareholders’ Equity
Voting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Nonvoting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Common Stock, no par value:
Authorized: 50,000,000 shares
Issued: 8,354,978 shares in 2007 and 8,012,550 shares in 2006	22,173,795	17,974,115
Treasury Stock: 2,545,379 shares in 2007 and 2,533,089 shares in 2006	(16,967,562)	(16,655,041)
Retained earnings	66,262,566	58,279,371

Accumulated other comprehensive income (loss):
Foreign currency translation	2,400,268	756,452
Unrecognized net pension and postretirement benefit costs, net of taxes	(2,682,183)	(5,875,261)
Derivative financial instruments, net of taxes	(369,616)	(88,431)
	(651,531)	(5,207,240)
Total Shareholders’ Equity	70,817,268	54,391,205
	$108,351,901	$103,484,944

See accompanying notes.

Consolidated Statements of Income

		Year ended
	December 29	December 30	December 31
	2007	2006	2005
Net sales	$156,281,083	$138,465,411	$109,107,290
Cost of products sold	(120,343,196)	(103,881,660)	(84,374,501)
Gross margin	35,937,887	34,583,751	24,732,789

Selling and administrative expenses	(20,008,851)	(18,789,514)	(16,776,253)
Operating profit	15,929,036	15,794,237	7,956,536

Interest expense	(1,288,952)	(1,097,640)	(1,014,052)
Other income	205,379	149,451	77,823
Income before income taxes	14,845,463	14,846,048	7,020,307

Income taxes	4,764,770	5,187,300	2,653,120
Net income	$10,080,693	$9,658,748	$4,367,187
Earnings per Share:
Basic	$1.79	$1.76	$.80

Diluted	$1.68	$1.67	$.75

See accompanying notes.

Consolidated Statements of Comprehensive Income

		Year ended
	December 29	December 30	December 31
	2007	2006 (restated)	2005
Net income	$10,080,693	$9,658,748	$4,367,187
Other comprehensive income/(loss) -
Change in foreign currency translation	1,643,816	(62,114)	354,762
Change in fair value of derivative financial instruments, net of income taxes (benefit) of ($158,343) in 2007, ($35,301) in 2006 and $75,797 in 2005	(281,185)	(62,092)	116,701
Reclassification adjustment for termination of derivative financial instrument, net of income tax benefit of $26,477	—	(46,623)	—
Change in pension and postretirement benefit costs, net of income taxes of $1,808,898	3,193,078	—	—
Change in additional minimum pension liability, net of income taxes (benefit) of $927,837 in 2006 and ($584,440) in 2005	—	1,466,438	(994,753)
	4,555,709	1,295,609	(523,290)
Comprehensive income	$14,636,402	$10,954,357	$3,843,897

See accompanying notes.

Consolidated Statements of Shareholders’ Equity

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity
Balances at January 1, 2005	7,985,390	$17,583,561	(2,533,089)	$(16,655,041)	$47,568,571	$(4,680,413)	$43,816,678
Net income					4,367,187		4,367,187
Currency translation adjustment						354,762	354,762
Change in minimum pension liability, net of tax						(994,753)	(994,753)
Change in derivative financial instrument, net of tax						116,701	116,701
Cash dividends declared, $.29 per share					(1,600,100)		(1,600,100)
Tax benefit from disqualifying disposition of incentive stock options		6,403					6,403
Issuance of Common Stock for directors’ fees	7,236	104,887					104,887
Balances at December 31, 2005	7,992,626	17,694,851	(2,533,089)	(16,655,041)	50,335,658	(5,203,703)	46,171,765
Net income					9,658,748		9,658,748
Currency translation adjustment						(62,114)	(62,114)
Change in minimum pension liability, net of tax						1,466,438	1,466,438
Change in derivative financial instrument, net of tax						(62,092)	(62,092)
Change in accounting for pension and postretirement benefit costs, net of tax						(1,299,146)	(1,299,146)
Reclassification adjustment for termination of derivative financial instrument, net of tax						(46,623)	(46,623)
Cash dividends declared, $.31 per share					(1,715,035)		(1,715,035)
Issuance of Common Stock upon the exercise of stock options	15,000	203,700					203,700

Consolidated Statements of Shareholders’ Equity (continued)

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity
Cash payment for fractional shares resulting from 3-for-2 stock split effective October 2006	(94)	(1,633)					(1,633)
Issuance of Common Stock for directors’ fees	5,018	77,197					77,197
Balances at December 30, 2006	8,012,550	17,974,115	(2,533,089)	(16,655,041)	58,279,371	(5,207,240)	54,391,205
Net income					10,080,693		10,080,693
Cash dividends declared, $.32 per share					(1,801,570)		(1,801,570)
Currency translation adjustment						1,643,816	1,643,816
Change in pension and postretirement benefit costs, net of tax						3,193,078	3,193,078
Change in derivative financial instrument, net of tax						(281,185)	(281,185)
Change in accounting for uncertain tax positions					(295,928)		(295,928)
Purchase of Common Stock for treasury			(12,290)	(312,521)			(312,521)
Issuance of Common Stock upon the exercise of stock options	339,749	2,562,997					2,562,997
Tax benefit from exercise of non-qualified stock options and disqualifying dispositions of incentive stock options		1,575,500					1,575,500
Cash payment for fractional shares resulting from exercise of stock options		(20)					(20)
Issuance of Common Stock for directors’ fees	2,679	61,203					61,203
Balances at December 29, 2007	8,354,978	$22,173,795	(2,545,379)	$(16,967,562)	$66,262,566	$(651,531)	$70,817,268

See accompanying notes.

Consolidated Statements of Cash Flows

		Year ended
	December 29	December 30	December 31
	2007	2006	2005
Operating Activities
Net income	$10,080,693	$9,658,748	$4,367,187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,369,998	3,745,693	3,459,747
Loss on sale of equipment and other assets	65,182	2,574	3,314
Provision for doubtful accounts	45,740	58,424	6,433
Deferred income taxes	(404,618)	(119,413)	(27,293)
Issuance of Common Stock for directors’ fees	61,203	77,197	104,887
Changes in operating assets and liabilities:
Accounts receivable	6,133,976	(8,844,177)	(2,155,923)
Inventories	(1,923,947)	(5,601,588)	(88,147)
Prepaid expenses and other	(462,604)	4,413	(147,867)
Prepaid pension cost	(684,514)	97,106	(428,959)
Recoverable taxes receivable	(1,411,477)	—	—
Other assets	(229,858)	(142,673)	(218,801)
Accounts payable	(5,190,868)	6,516,275	524,078
Accrued compensation	(549,639)	1,313,076	(800,582)
Other accrued expenses	(1,139,189)	1,097,299	600,331
Net cash provided by operating activities	8,760,078	7,862,954	5,198,405

Investing Activities
Purchases of property, plant and equipment	(2,867,829)	(6,721,581)	(1,750,252)
Proceeds from sale of equipment and other assets	25,120	19,374	750
Business acquisitions	—	(7,536,916)	—
Net cash used in investing activities	(2,842,709)	(14,239,123)	(1,749,502)

Financing Activities
Principal payments on long-term debt	(3,111,907)	(15,255,099)	(3,009,811)
Proceeds from issuance of long-term debt	—	20,000,000	—
Proceeds from revolving credit loan	—	—	3,000,000
Proceeds from sales of Common Stock	2,562,997	203,700	—
Tax benefit from disqualifying disposition of incentive stock options and exercise of non-qualified stock options	1,575,500	—	6,403
Purchases of Common Stock for treasury	(312,521)	—	—
Cash payment for fractional shares resulting from exercise of stock options	(20)	—	—
Cash payment for fractional shares resulting from 3-for-2 stock split	—	(1,633)	—
Dividends paid	(1,801,570)	(1,715,035)	(1,600,100)
Net cash (used in) provided by financing activities	(1,087,521)	3,231,933	(1,603,508)
Effect of exchange rate changes on cash	278,416	(100,253)	80,046
Net change in cash and cash equivalents	5,108,264	(3,244,489)	1,925,441

Cash and cash equivalents at beginning of year	3,101,458	6,345,947	4,420,506
Cash and cash equivalents at end of year	$8,209,722	$3,101,458	$6,345,947

See accompanying notes.

The Eastern Company

Notes to Consolidated Financial Statements

1. OPERATIONS

The operations of The Eastern Company (the “Company”) consist of three business segments: industrial hardware, security products, and metal products. The industrial hardware segment produces latching devices for use on industrial equipment and instrumentation as well as a broad line of proprietary hardware designed for truck bodies and other vehicular type equipment. The security products segment manufactures and markets a broad range of locks for traditional general purpose security applications as well as specialized locks for soft luggage, coin-operated vending and gaming equipment, and electric and computer peripheral components. This segment also manufactures and markets coin acceptors and metering systems to secure cash used in the commercial laundry industry and produces cashless payment systems utilizing advanced smart card technology. The metal products segment produces anchoring devices used in supporting the roofs of underground coal mines and specialty products, which serve the construction, automotive and electrical industries.

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

Fiscal Year

The Company’s year ends on the Saturday nearest to December 31.

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

Restatement

The Company restated the Other Comprehensive Income for 2006 to exclude the $1,299,146 impact, net of taxes, resulting from the adoption of Statement of Financial Accounting Standards No. 158. There was no effect on previously reported net income for 2006.

Foreign Currency Translation

For foreign operations, balance sheet accounts are translated at the current year-end exchange rate; income statement accounts are translated at the average exchange rate for the year. Resulting translation adjustments are made directly to a separate component of shareholders’ equity—”Accumulated other comprehensive income (loss) – Foreign currency translation”. Foreign currency exchange transaction gains and losses are not material in any year.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

2. ACCOUNTING POLICIES (continued)

Recognition of Revenue and Accounts Receivable

Revenue and accounts receivable are recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred, and there is a reasonable assurance of collection of the sales proceeds. The Company obtains written purchase authorizations from its customers for a specified amount of product at a specified price and delivery occurs at the time of shipment. Credit is extended based on an evaluation of each customer’s financial condition; collateral is not required. Accounts receivable are recorded net of applicable allowances. At year end 2006, one customer accounted for approximately 29% of total accounts receivable. No customers exceeded 10% of total accounts receivable at year end 2007 or 2005.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company reviews the collectibility of its receivables on an ongoing basis taking into account a combination of factors. The Company reviews potential problems, such as past due accounts, a bankruptcy filing or deterioration in the customer’s financial condition, to ensure the Company is adequately accrued for potential loss. Accounts are considered past due based on when payment was originally due. If a customer’s situation changes, such as a bankruptcy or creditworthiness, or there is a change in the current economic climate, the Company may modify its estimate of the allowance for doubtful accounts. The Company will write off accounts receivable after reasonable collection efforts have been made and the accounts are deemed uncollectible. Write-offs have been within management’s estimates.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method in the U.S. ($23,212,313 for U.S. inventories at December 29, 2007) and by the first-in, first-out (FIFO) method for inventories outside the U.S. ($7,278,383 for inventories outside the U.S. at December 29, 2007). Current cost exceeds the LIFO carrying value by approximately $5,098,000 at December 29, 2007 and $4,665,000 at December 30, 2006. There was no material LIFO quantity liquidation in 2007, 2006 or 2005.

Property, Plant and Equipment and Related Depreciation

Property, plant and equipment (including equipment under capital lease) are stated at cost. Depreciation ($3,770,280 in 2007, $3,443,351 in 2006 and $3,322,891 in 2005) is computed generally using the straight-line method based on the following estimated useful lives of the assets: Buildings 10 to 39.5 years; Machinery and equipment 3 to 10 years.

Goodwill, Intangibles and Impairment of Long-Lived Assets

Patents are recorded at cost and are amortized using the straight-line method over the lives of the patents. Technology and licenses are recorded at cost and are generally amortized on a straight-line basis over periods ranging from 5 to 17 years. Non-compete agreements and customer relationships are being amortized using the straight-line method over a period of 5 years. Amortization expense in 2007, 2006 and 2005 was $599,718, $302,342 and $136,856, respectively. Total amortization expense for each of the next five years is estimated to be as follows: 2008 - $602,000; 2009 - $602,000; 2010 - $602,000; 2011 - $499,000; and 2012 - $187,000. Trademarks are not amortized as their lives are deemed to be indefinite.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

2. ACCOUNTING POLICIES (continued)

The gross carrying amount and accumulated amortization of amortizable intangible assets:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total	Weighted-Average Amortization Period (Years)
2007 Gross Amount:
Patents and developed technology	$2,738,893	$1,088,592	$82,747	$3,910,232	15.7
Customer relationships	—	1,921,811	—	1,921,811	5.0
Non-compete agreements	—	90,735	—	90,735	5.0
Other	—	3,941	—	3,941	—
Total Gross Intangibles	$2,738,893	$3,105,079	$82,747	$5,926,719	11.8

2007 Accumulated Amortization:
Patents and developed technology	$1,077,608	$263,255	$67,501	$1,408,364
Customer relationships	—	477,495	—	477,495
Non-compete agreements	—	59,522	—	59,522
Total Gross Amortization	$1,077,608	$800,272	$67,501	$1,945,381

Net 2007 per Balance Sheet	$1,661,285	$2,304,807	$15,246	$3,981,338

2006 Gross Amount:
Patents and developed technology	$2,411,468	$1,005,390	$82,747	$3,499,605	16.1
Customer relationships	—	1,921,811	—	1,921,811	5.0
Non-compete agreements	—	90,735	—	90,735	5.0
Other	—	3,941	—	3,941	—
Total Gross Intangibles	$2,411,468	$3,021,877	$82,747	$5,516,092	11.5

2006 Accumulated Amortization:
Patents and developed technology	902,854	$192,250	$62,553	$1,157,657
Customer relationships	—	93,133	—	93,133
Non-compete agreements	—	48,794	—	48,794
Total Gross Amortization	$902,854	$334,177	$62,553	$1,299,584

Net 2006 per Balance Sheet	$1,508,614	$2,687,700	$20,194	$4,216,508

In the event that facts and circumstances indicate that the carrying value of long-lived assets, including definite life intangible assets, may be impaired, an evaluation is performed to determine if a write-down is required. No events or changes in circumstances have occurred to indicate that the carrying amount of such long-lived assets held and used may not be recovered.

The Company performs an annual impairment test of its goodwill and trademarks during the second quarter of each year. Goodwill and trademarks were not impaired in 2007, 2006 or 2005.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

2. ACCOUNTING POLICIES (continued)

The following is a roll-forward of goodwill for 2007 and 2006:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total
2007
Beginning balance	$1,908,344	$11,833,816	$—	$13,742,160
Foreign exchange	213,448	—	—	213,448
Ending balance	$2,121,792	$11,833,816	$—	$13,955,608

2006
Beginning balance	$1,909,126	$8,732,406	$—	$10,641,532
Acquisition of Royal Lock	—	3,101,410	—	3,101,410
Foreign exchange	(782)	—	—	(782)
Ending balance	$1,908,344	$11,833,816	$—	$13,742,160

The goodwill for Royal Lock is being amortized over a 15 year period for tax purposes.

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

Product Development Costs

Product development costs, charged to expense as incurred, were $1,439,044 in 2007, $1,354,224 in 2006 and $1,150,378 in 2005.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were $540,499 in 2007, $525,632 in 2006 and $606,330 in 2005.

Income Taxes

In the first quarter of 2007 the Company adopted FASB Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes and interpretation of FASB Statement No. 109 (“SFAS 109”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 details how companies should recognize, measure, present and disclose uncertain tax positions that have or are expected to be taken. As such, financial statements will reflect expected future tax consequences of uncertain tax positions presuming the taxing authorities’ full knowledge of the position and all relevant facts. See Note 8 – Income Taxes.

The Company and its U.S. subsidiaries file a consolidated federal income tax return.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

2. ACCOUNTING POLICIES (continued)

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Stock Split and Earnings Per Share

On September 28, 2006, the Company announced a three-for-two stock split of the Company’s common shares. The record date was October 10, 2006, with the additional shares being issued on October 17, 2006. Fractional shares created as a result of this split were paid by cash. In connection therewith the Company’s Common Stock purchase rights (see Note 6) have also been adjusted to reflect the stock split. The effect of this stock split has been applied retroactively and all applicable share data and per share data in these financial statements and notes to financial statements have been restated.

The denominators used in the earnings per share computations follow:

	2007	2006	2005
Basic:
Weighted average shares outstanding	5,631,073	5,474,137	5,455,073

Diluted:
Weighted average shares outstanding	5,631,073	5,474,137	5,455,073
Dilutive stock options	358,681	293,971	373,764
Denominator for diluted earnings per share	5,989,754	5,768,108	5,828,837

There were no anti-dilutive stock options in 2007, 2006 or 2005.

Derivatives

The Company maintains an interest rate swap agreement to minimize the risk of fluctuations of interest rates on the Company’s variable rate term debt. The agreement involves the exchange of amounts based on the London Interbank Offered Rate (“LIBOR”) for amounts based on a fixed interest rate over the life of the agreement, without an exchange of the notional amount upon which the payments are based.

The Company’s interest rate swap agreement is accounted for as a cashflow hedge, and, as a result, changes in the fair value of the derivative are recorded as an asset or liability with the offset amount recorded to accumulated other comprehensive income (loss) in shareholders’ equity. There have been no losses related to the ineffectiveness of the Company’s cashflow hedge in any of the years presented.

Stock Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Standards No. 123R (“SFAS 123R”) using the modified prospective method. No stock options were granted in 2007, 2006 or 2005, and as all options granted prior to January 1, 2006 were fully vested, there was no impact on the financial statements for any year presented.

Prior to the adoption of SFAS 123R, the Company accounted for stock options in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Under APB 25 because the exercise price of stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized.

Had the Company used the fair value based accounting method for share-based compensation expense in 2005, the Company’s consolidated pro forma information regarding net income and earnings per share would not have been materially different than as reported.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

3. BUSINESS ACQUISITIONS

Effective November 8, 2006 the Company acquired certain assets of Summit Manufacturing, Inc. (“Summit”) including accounts receivable, inventory, fixtures and equipment, intellectual property rights and all rights existing under all sales and purchase agreements. Summit designs and manufactures appliance hardware and accessories, including, but not limited to, oven door latches, oven door switches and smoke eliminators and engages in subcontract assembly services, including, but not limited to, subcontract assembly services for products known as “Mosquito Magnets”. Its products are being sold into the appliance industry and it is included in the Security Products segment of the Company from the date of acquisition. The cost of the acquisition was $546,000, inclusive of transaction costs and debt paid at closing, plus the assumption of $369,000 in current liabilities.

Effective September 25, 2006 the Company acquired certain assets of Royal Lock Corporation (“Royal”) including accounts receivable, inventories, furniture, fixtures and equipment, intellectual property rights and rights existing under all sales and purchase agreements. Royal is a supplier of cam locks, switch locks, padlocks, latches, handles and specialty hardware parts. Its products are sold to numerous OEM’s in several market segments, including automotive, recreational vehicles and furniture as well as electronics and fabricated metal parts producers. Royal is included in the Security Products segment of the Company from the date of the acquisition. The cost of the acquisition of Royal was $6,991,000, inclusive of transaction costs, plus the assumption of $775,000 in current liabilities.

Both of the above acquisitions have been accounted for using the purchase method. The acquired businesses are included in the consolidated operating results of the Company from the date of acquisition. The excess of the cost of Royal over the fair market value of the net assets acquired of $3,101,410 has been recorded as goodwill. There was no goodwill attributable to the Summit Manufacturing acquisition.

In connection with the above acquisitions, the Company recorded the following intangible assets:

Asset Class/Description	Amount	Weighted-average Amortization Period in Years
Patents, technology, and licenses
Customer relationships	$1,921,811	5.0
Patents and developed technology	473,828	12.9
Non-compete agreements	40,000	5.0
	$2,435,639	6.5

There is no anticipated residual value relating to these intangible assets.

Neither the actual results nor the pro forma effects of the acquisition of Summit and Royal, individually or in total, are material to the Company’s financial statements.

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

The Eastern Company

Notes to Consolidated Financial Statements (continued)

4. CONTINGENCIES (continued)

Reflected in the 2007 financial statements is a contingency reserve for $250,000 relating to environmental issues at the Frazer & Jones Division which the Company intends to remedy in 2008. This contingency reserve is reflected on the Consolidated Balance Sheets as a current liability within “Other accrued expenses” and on the Consolidated Statements of Income in “Selling and administrative expenses”.

Approximately 36% of the total workforce is subject to negotiated union contracts, and approximately 5% of the total workforce is covered by such agreements which expire on December 31, 2008.

5. DEBT

On September 22, 2006, the Company amended the unsecured loan agreement (“Loan Agreement”), which includes a term portion and a revolving credit portion, with its lender, Bank of America, N.A. The amendment restructured and increased the balance of the term portion of the loan into a new seven (7) year loan in the amount of $20,000,000. The restructured term portion is payable in quarterly payments of $714,286 beginning January 2, 2007. The proceeds were used to repay in full the outstanding balance of its existing term loan, $12,625,000, and for the acquisition of Royal Lock.

In addition, the Company increased the maximum amount available under the revolving credit portion from $7,500,000 to $12,000,000 and renewed and extended the maturity date to September 22, 2009. The revolving credit portion has a variable quarterly commitment fee ranging from 0.10% to 0.25% based on operating results. As of December 29, 2007, the quarterly fee is 0.25% on the unused portion. There were no outstanding balances under the revolving credit portion at December 29, 2007 or December 30, 2006.

The interest rates on the term and the revolving credit portions of the Loan Agreement vary. The interest rates may vary based on the LIBOR rate plus a margin spread of 1.0% to 1.65% for the term portion and 1.0% to 1.6% for the revolving credit portion. The margin rate spread is based on operating results calculated on a rolling-four-quarter basis. The Company may also borrow funds at the lender’s prime rate. On December 29, 2007, the interest rate on the term portion of the Loan Agreement was 6.23%.

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

On November 2, 2006, the Company entered into an interest rate swap contract with the lender with an original notional amount of $20,000,000 (notional amount $17,142,857 on December 29, 2007), which was equal to 100% of the outstanding balance of the term loan on that date. The notional amount began decreasing on a quarterly basis on January 2, 2007 following the principal repayment schedule of the term loan. The Company has a fixed interest rate of 5.25% on the swap contract and will pay the difference between the fixed rate and LIBOR when LIBOR is below 5.25% and will receive interest when the LIBOR rate exceeds 5.25%.

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

The Eastern Company

Notes to Consolidated Financial Statements (continued)

5. DEBT (continued)

Debt consists of:

	2007	2006
Term loan	$17,142,857	$20,000,000
Capital lease obligation with interest at 4.99% and payable in monthly installments of $21,203 through April 2009	327,556	559,338
Capital lease obligation with interest at 0% and payable in monthly installments of $1,915 through September 2009	36,389	59,372
	17,506,802	20,618,710
Less current portion	3,123,742	3,111,908
	$14,383,060	$17,506,802

The Company paid interest of $1,323,246 in 2007, $903,759 in 2006 and $929,756 in 2005.

Collectively, under the covenants of the Loan Agreement and capital lease obligation, the Company is required to maintain specified financial ratios and amounts. In addition, the Company is restricted to, among other things, capital leases, purchases or redemptions of its capital stock, mergers and divestitures, and new borrowing.

As of December 29, 2007, scheduled annual principal maturities of long-term debt, including capital lease obligations, for each of the next five years follow:

2008	$3,123,742
2009	2,954,488
2010	2,857,143
2011	2,857,143
2012	2,857,143
Thereafter	2,857,143
$17,506,802

At December 29, 2007 and December 30, 2006, building improvements and equipment, with a cost of approximately $2,069,000, were recorded under capital leases with accumulated amortization of approximately $865,000 and $751,000, respectively. One capital lease is secured by the equipment under the lease and a $328,000 letter of credit.

6. STOCK RIGHTS

The Company has a stock rights plan. At December 29, 2007, there were 5,809,599 stock rights outstanding under the plan. Each right may be exercised to purchase one share of the Company’s common stock at an exercise price of $53.33, subject to adjustment to prevent dilution.

The rights generally become exercisable ten days after an individual or group acquires 10% of the Company’s outstanding common stock or after commencement or announcement of an offer for 10% or more of the Company’s common stock. The stock rights, which do not have voting privileges, expire on July 22, 2008, and may be redeemed by the Company at a price of $0.0045 per right at any time prior to their expiration. In the event that the Company were acquired in a merger or other business combination transaction, provision shall be made so that each holder of a right shall have the right to receive, upon exercise thereof at the then current exercise price, that number of shares of common stock of the surviving company which at the time of such transaction would have a market value of two times the exercise price of the right.

The Company has not yet determined if the stock rights plan will be renewed.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

7. STOCK OPTIONS AND AWARDS

Stock Options

The Company has stock option plans for officers, other key employees, and non-employee directors: the 1989, 1995, 1997 and 2000 plans. Options granted under the 1989 plan and incentive stock options granted under the 1995 and 2000 plans must have exercise prices that are not less than 100% of the fair market value of the stock on the dates the options are granted. Restricted stock awards may also be granted to participants under the 1995 and 2000 plans with restrictions determined by the Compensation Committee of the Company’s Board of Directors. Under the 1995, 1997, and 2000 plans, nonqualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Company’s Board of Directors. No options or restricted stock were granted in 2007, 2006 or 2005.

As of December 29, 2007, there were 367,500 shares available for future grant under the above noted 2000 plan and there were no shares available for grant from the 1997, 1995 and 1989 plans. As of December 29, 2007, there were 1,030,500 shares of common stock reserved under all option plans for future issuance.

Information with respect to the Company’s stock option plans is summarized below:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2005	1,017,750	$9.297
No activity in 2005	—	—
Outstanding at December 31, 2005	1,017,750	9.297
Exercised	(15,000)	13.580
Outstanding at December 30, 2006	1,002,750	9.233
Exercised	(339,750)	7.544
Outstanding at December 29, 2007	663,000	$10.099

Options Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of December 29, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$9.33 – $10.20	588,750	2.0	$9.700
$12.33 – $13.58	74,250	5.6	13.264
	663,000	2.4	10.099

At December 29, 2007, outstanding and exercisable options had an intrinsic value of $5,437,223. The total intrinsic value of stock options exercised in 2007 was $5,157,230.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

8. INCOME TAXES

Deferred income taxes are provided on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and those for income tax reporting purposes. Deferred income tax liabilities (assets) relate to:

	2007	2006	2005
Property, plant and equipment	$3,399,329	$3,311,478	$3,363,679
Interest rate swap asset	—	—	11,797
Pensions	240,511	—	—
Other	—	335,273	195,034
Total deferred income tax liabilities	3,639,840	3,646,751	3,570,510

Other postretirement benefits	(400,555)	(440,984)	(764,143)
Inventories	(804,529)	(867,042)	(562,881)
Allowance for doubtful accounts	(81,352)	(87,484)	(89,668)
Accrued compensation	(360,540)	(301,232)	(236,776)
Interest rate swap obligation	(208,325)	(49,983)	—
Pensions	—	(1,160,893)	(1,156,476)
Tax credits	(318,176)	(375,439)	(362,143)
Environmental reserve	(77,679)	—	—
Other	(254,582)	(171,797)	(218,725)
Total deferred income tax assets	(2,505,738)	(3,454,854)	(3,390,812)
Net deferred income tax liabilities	$1,134,102	$191,897	$179,698

 Income before income taxes consists of:

	2007	2006	2005
Domestic	$13,133,039	$11,954,924	$4,266,725
Foreign	1,712,424	2,891,124	2,753,582
	$14,845,463	$14,846,048	$7,020,307

The provision for income taxes follows:

	2007	2006	2005
Current:
Federal	$4,537,394	$3,741,551	$1,505,934
Foreign	281,201	1,030,902	902,145
State	350,793	534,260	272,334
Deferred:
Federal	(354,609)	(6,460)	(39,294)
Foreign	—	—	—
State	(50,009)	(112,953)	12,001
	$4,764,770	$5,187,300	$2,653,120

The Eastern Company

Notes to Consolidated Financial Statements (continued)

8. INCOME TAXES (continued)

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows:

	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
Income taxes using U.S. federal statutory rate	$ 5,047,457	34%	$ 5,047,655	34%	$ 2,387,578	34%
State income taxes, net of federal benefit	178,834	1	277,999	2	187,661	3
Impact of foreign subsidiaries on effective tax rate	(350,620)	(2)	63,536	—	127,634	2
Other—net	(110,901)	(1)	(201,890)	(1)	(49,753)	(1)
	$ 4,764,770	32%	$ 5,187,300	35%	$ 2,653,120	38%

Total income taxes paid were $7,008,300 in 2007, $4,358,944 in 2006 and $2,105,690 in 2005.

The Company’s future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where statutory rates are lower.

The Company has foreign tax credit carryforwards of $318,176 which expire in varying amounts through 2014. Available and prudent tax planning strategies support this deferred tax asset at December 29, 2007.

United States income taxes have been provided on the undistributed earnings of foreign subsidiaries ($12,785,222 at December 29, 2007) only where necessary because such earnings are intended to be reinvested abroad indefinitely or repatriated only when substantially free of such taxes.

During 2007 the Company received a tax benefit of $1,575,500 as a result of the exercise and sale of qualified stock options, that resulted in the disqualification of those incentive stock options, and the exercise of non-qualified stock options during the year. During 2005, a former employee sold shares of Company stock, which he had acquired through the exercise of stock options in late 2004, that resulted in the disqualification of those incentive stock options. As a result of the disqualification, the Company received a tax benefit of $6,403 in 2005.

On December 31, 2006, the first day of the 2007 Fiscal Year, the Company adopted the provisions of FIN 48 Accounting for Uncertainty in Income Taxes an Interpretation of FASB 109 (“FIN 48”). This interpretation clarified the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 details how companies should recognize, measure, present, and disclose uncertain tax positions that have been or are expected to be taken. As such, financial statements will reflect expected future tax consequences of uncertain tax positions presuming the taxing authorities’ full knowledge of the position and all relevant facts. As a result of the implementation of FIN 48, the Company recognized approximately $631,000 increase in liability for unrecognized tax benefits, $295,928 of which has been accounted for as a reduction to the December 30, 2006 balance of retained earnings. The Company recorded a liability of approximately $1,565,000 for unrecognized tax benefits as of December 31, 2006.

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

Balance at December 31, 2006, adoption of FIN 48	$1,565,014
Increases for tax positions taken during a prior period	47,161
Increases for tax positions taken during the current period	384,373
Decreases relating to settlements	(47,161)
Decreases resulting from the expiration of the statute of limitations	(421,574)
Balance at December 29, 2007	$1,527,813

The Eastern Company

Notes to Consolidated Financial Statements (continued)

8. INCOME TAXES (continued)

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2004 and non-U.S. income tax examinations by tax authorities prior to 2001.

Included in the balance at December 29, 2007, are $1,119,000 of unrecognized tax benefits that would affect the annual effective tax rate. In 2007, the Company recognized accrued interest related to unrecognized tax benefits in income tax expense. The Company had approximately $202,000 of accrued interest at December 29, 2007.

The total amount of unrecognized tax benefits could increase or decrease within the next twelve months for a number of reasons, including the closure of federal, state and foreign tax years by expiration of the statute of limitations and the recognition and measurement considerations under FIN 48. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will increase by approximately $262,000 and will decrease by approximately $208,000 over the next twelve months related primarily to the earnings of its Hong Kong subsidiary.

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

Future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year during each of the next five years follow:

2008	$643,321
2009	434,524
2010	14,472
2011	14,472
2012	6,285
$1,113,074

Rent expense for all operating leases was $882,162 in 2007, $944,610 in 2006 and $826,396 in 2005. The Company expects future rent expense, including non-cancelable operating leases, leases that are expected to be renewed and buildings leased on a month-to-month basis, for each of the next five years to be in the range of $800,000 to $900,000.

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

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. RETIREMENT BENEFIT PLANS (continued)

On December 30, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”), which was issued by the FASB in September 2006. This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. As allowed under SFAS 158, the Company did not adopt the measurement date provision in 2006. The Company will adopt the measurement date provision in 2008 as required.

Incremental effect of applying FASB Statement No. 158 on individual line items in the balance sheet as of

December 30, 2006 follow:

	Before Application of Statement 158	Adjustments	After Application of Statement 158
Intangible pension asset	$655,077	$(655,077)	$—
Prepaid pension cost	766,034	(499,676)	266,358

Deferred income tax liabilities	(389,274)	(734,263)	(1,123,537)
Accrued postretirement benefits	(2,014,820)	793,664	(1,221,156)
Accrued pension cost	(3,651,230)	(1,672,320)	(5,323,550)

Unrecognized net pension and postretirement benefit costs, net of tax	—	(5,875,261)	(5,875,261)
Additional minimum pension liability, net of tax	(4,576,115)	4,576,115	—
Total Shareholders’ Equity	55,690,351	(1,299,146)	54,391,205

Components of the net periodic benefit cost of the Company’s pension benefit plans were as follows:

	2007	2006	2005
Service cost	$1,758,564	$1,560,654	$1,382,535
Interest cost	2,481,996	2,335,814	2,226,422
Expected return on plan assets	(3,847,920)	(3,113,089)	(3,127,392)
Amortization of prior service cost	81,791	152,250	196,981
Amortization of the transition obligation	(11,847)	(34,607)	(180,444)
Amortization of the net (gain) loss	918,116	602,381	782,208
Net periodic benefit cost	$1,380,700	$1,503,403	$1,280,310

Assumptions used to determine net periodic benefit cost for the Company’s pension benefit plans for the fiscal year indicated were as follows:

	2007	2006	2005
Discount rate	5.8%	5.5%	6.0%
Expected return on plan assets	8.5%	8.5%	8.5%
Rate of compensation increase	4.25%	4.25%	4.25%

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. RETIREMENT BENEFIT PLANS (continued)

Components of the net periodic benefit cost of the Company’s postretirement benefit plan were as follows:

	2007	2006	2005
Service cost	$111,167	$105,073	$86,714
Interest cost	128,426	123,000	118,407
Expected return on plan assets	(88,847)	(84,453)	(79,188)
Amortization of prior service cost	(23,866)	(40,758)	(37,694)
Amortization of the net (gain) loss	(17,335)	4,582	(39,905)
Net periodic benefit cost	$109,545	$107,444	$48,334

Assumptions used to determine net periodic benefit cost for the Company’s postretirement plan for the fiscal year indicated were as follows:

	2007	2006	2005
Discount rate	5.8%	5.5%	6.0%
Expected return on plan assets	8.5%	8.5%	8.5%

As of the measurement date, the status of the Company’s pension benefit plans and postretirement benefit plan was as follows:

	Pension Benefit		Postretirement Benefit
	2007	2006	2007	2006
Benefit obligation at beginning of year	$44,387,434	$43,992,192	$2,292,147	$1,964,984
Change due to availability of final actual assets and census data	—	—	—	363,616
Plan amendment	603,476	74,773	—	—
Service cost	1,758,564	1,560,654	111,167	105,073
Interest cost	2,481,996	2,335,814	128,426	123,000
Actuarial gain	(2,263,191)	(1,320,458)	(130,564)	(80,070)
Benefits paid	(2,261,263)	(2,255,541)	(155,832)	(184,456)
Benefit obligation at end of year	$44,707,016	$44,387,434	$2,245,344	$2,292,147

During 2007, two new contracts covering union employees were negotiated. As a result, the retirement benefits to be paid to future retirees were increased. The present value of the cost of these increases, as show above, is $603,476.

	Pension Benefit		Postretirement Benefit
	2007	2006	2007	2006
Fair value of plan assets at beginning of year	$39,330,242	$36,386,203	$1,070,991	$1,017,679
Change due to availability of final actual assets and census data	—	—	(25,726)	(17,365)
Actual return on plan assets	6,138,486	3,506,876	88,845	84,453
Employer contributions	2,065,214	1,692,704	155,832	170,680
Benefits paid	(2,261,263)	(2,255,541)	(155,832)	(184,456)
Fair value of plan assets at end of year	$45,272,679	$39,330,242	$1,134,110	$1,070,991

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. RETIREMENT BENEFIT PLANS (continued)

	Pension Benefits		Postretirement Benefits
Funded Status	2007	2006	2007	2006
Prepaid benefit cost	$1,792,657	$266,358	$—	$—
Accrued benefit liability	(1,226,994)	(5,323,550)	(1,111,234)	(1,221,156)
Net amount recognized in the balance sheet	$565,663	$(5,057,192)	$(1,111,234)	$(1,221,156)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
Net (loss) gain	$(4,296,185)	$(9,346,335)	$602,463	$278,702
Prior service (cost) credit	(755,039)	(655,077)	254,836	514,962
Transition asset	—	11,847	—	—
	$(5,051,224)	$(9,989,565)	$857,299	$793,664

Change in the components of accumulated other comprehensive income consist of:

	2007
	Pension Benefits	Postretirement Benefits
Balance at beginning of period	$(9,989,565)	$793,664
Charged to net periodic benefit cost
Prior service cost	81,791	(23,866)
Transition obligations	(11,847)	—
Net (gain) loss	918,116	(17,335)
Other changes
Plan amendments	(603,476)	—
Liability (gains) losses	4,553,757	104,836
Balance at end of period	$(5,051,224)	$857,299

In 2008, the net periodic pension benefit cost will include $66,312 of net loss and $208,042 of prior service cost and the net periodic post retirement benefit cost will include $25,195 of net gain and $23,866 of prior service credit.

Assumptions used to determine the projected benefit obligations for the Company’s pension benefit plans and postretirement benefit plan for the fiscal year indicated were as follows:

	2007	2006
Discount rate	6.25%	5.8%
Expected return on plan assets	8.5%	8.5%
Rate of compensation increase	4.25%	4.25%

In 2007 and 2006, the accumulated benefit obligation for all qualified and nonqualified defined benefit pension plans was $42,656,397 and $42,124,458, respectively.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. RETIREMENT BENEFIT PLANS (continued)

Information for the under-funded pension plans with a projected benefit obligation and an accumulated benefit obligation in excess of plan assets

	2007	2006
Number of plans	4	5
Projected benefit obligation	$8,488,676	$38,084,799
Accumulated benefit obligation	8,331,514	37,084,799
Fair value of plan assets	7,261,682	33,454,176
Net amount recognized in accrued benefit liability	(1,226,994)	(5,323,550)

Estimated future benefit payments are $2.5 million in 2008, $2.6 million in 2009, $2.7 million in 2010, $2.8 million in 2011, $2.9 million in 2012 and a total of $16.6 million from 2013 through 2017.

Estimated future benefit payments to participants of the Company’s postretirement plan are $161,000 in 2008, $162,000 in 2009, $162,000 in 2010, $163,000 in 2011, $164,000 in 2012 and a total of $892,000 from 2013 through 2017.

The Company expects to make cash contributions to its pension plans of approximately $263,000 and to its postretirement plan of approximately $161,000 in 2008.

The percentage of each asset category of the total assets held by the plans follows:

	Allocation Parameters		2007	2006
Equity securities	30	— 70%	53%	59%
Fixed income	30	— 60%	43	26
Cash and cash equivalents	0	— 10%	1	12
Cash surrender value of life insurance policies for the Salaried Retirement Plan			3	3
Total			100%	100%

The Company utilizes a diversified, strategic allocation to generate investment returns that will meet the objectives set forth in the Company’s investment policy, while keeping periods of negative returns to a minimum. Studies of assets and liabilities that incorporate specific plan objectives, as well as assumptions regarding long-term capital market returns and volatilities, generate the specific asset allocations for the trusts. The long-term nature of the trusts make them well-suited to bear the risk of added volatility associated with equity securities and, accordingly, the asset allocations of the trust reflect a higher allocation to equities as compared to fixed-income securities. Non-U.S. securities are used to diversify some of the volatility of the U.S. equity market while providing comparable long-term returns. The investment guidelines set forth in the Company’s investment policy limit or prohibit exposure to investments in more volatile sectors.

In selecting the expected rate of return on plan assets, the Company considers historical returns for the types of investments that its plans hold.

The plans’ assets include 139,848 shares and 440,061 shares of the common stock of the Company having a market value of $2,564,813 and $8,554,786 at December 29, 2007 and December 30, 2006, respectively. The plans sold 300,213 and 54,750 shares of common stock of the Company during 2007 and 2006, respectively. Dividends received during 2007 and 2006 on the common stock of the Company were $65,782 and $150,661 respectively.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. RETIREMENT BENEFIT PLANS (continued)

For measurement purposes relating to the postretirement benefit plan, the life insurance cost trend rate is 1%. The health care cost trend rate for participants retiring after January 1, 1991 is nil; no increase in that rate is expected because of caps placed on benefits. The health care cost trend rate is expected to remain at 4.5% for participants after the year 2000.

A one-percentage-point change in assumed health care cost trend rates would have the following effects on the postretirement benefit plan:

	1-Percentage Point
	Increase	Decrease
Effect on total of service and interest cost components	$17,614	$(10,282)

Effect on postretirement benefit obligation	$324,124	$(172,734)

Effective January 1, 2006, the retirement health benefit plan was amended to exclude prescription drug coverage. This amendment resulted in a decrease in the benefit obligation as of December 31, 2005 of $296,068.

U.S. salaried employees and most employees of the Company’s Canadian subsidiaries are covered by defined contribution plans.

The Company has a contributory savings plan under Section 401(k) of the Internal Revenue Code covering substantially all U.S. non-union employees. The plan allows participants to make voluntary contributions of up to 100% of their annual compensation on a pretax basis, subject to IRS limitations. The plan provides for contributions by the Company at its discretion. The Company made contributions of $172,889 in 2007, $169,675 in 2006 and $162,668 in 2005.

11. FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments (cash and cash equivalents, accounts receivable, accounts payable, the interest rate swap agreement, and debt) as of December 29, 2007 and December 30, 2006, approximate fair value. Fair value was based on expected cash flows and current market conditions.

12. REPORTABLE SEGMENTS

The accounting policies of the segments are the same as those described in Note 2. Operating profit is total revenue less operating expenses, excluding interest and miscellaneous non-operating income and expenses. Intersegment revenue, which is eliminated, is recorded on the same basis as sales to unaffiliated customers. Identifiable assets by reportable segment consist of those directly identified with the segment’s operations.

During 2007 and 2006, one customer accounted for approximately 27%, of the revenue of the Industrial Hardware segment and approximately 14% and 15%, respectively, of total revenue. No other customers exceeded 10 % of total revenue in 2007, 2006 or 2005.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

12. REPORTABLE SEGMENTS (continued)

	2007	2006	2005
Revenue: Sales to unaffiliated customers:
Industrial Hardware	$81,601,557	$75,436,663	$53,846,834
Security Products	60,743,913	50,067,145	44,323,782
Metal Products	13,935,613	12,961,603	10,936,674
	$156,281,083	$138,465,411	$109,107,290

Intersegment Revenue:
Industrial Hardware	$893,752	$741,201	$403,081
Security Products	3,209,517	3,573,382	2,548,533
Metal Products	748,714	227,667	5,926
	$4,851,983	$4,542,250	$2,957,540

Income Before Income Taxes:
Industrial Hardware	$12,994,321	$13,108,681	$5,230,136
Security Products	5,207,005	4,520,233	4,582,567
Metal Products	(2,272,290)	(1,834,677)	(1,856,167)
Operating Profit	15,929,036	15,794,237	7,956,536
Interest expense	(1,288,952)	(1,097,640)	(1,014,052)
Other income	205,379	149,451	77,823
	$14,845,463	$14,846,048	$7,020,307

Geographic Information:
Net Sales:
United States	$127,783,200	$110,379,622	$83,541,509
Foreign	28,497,883	28,085,789	25,565,781
	$156,281,083	$138,465,411	$109,107,290

Foreign sales are primarily to customers in North America.

Identifiable Assets:
United States	$90,899,082	$88,505,118	$66,136,432
Foreign	17,452,819	14,979,826	15,485,403
	$108,351,901	$103,484,944	$81,621,835

Industrial Hardware	$31,492,875	$41,620,127	$29,728,833
Security Products	45,783,598	38,340,163	34,018,271
Metal Products	16,586,339	14,627,858	11,471,545
	93,862,812	94,588,148	75,218,649
General corporate	14,489,089	8,896,796	6,403,186
	$108,351,901	$103,484,944	$81,621,835

The Eastern Company

Notes to Consolidated Financial Statements (continued)

12. REPORTABLE SEGMENTS (continued)

	2007	2006	2005
Depreciation and Amortization:
Industrial Hardware	$1,898,251	$1,598,906	$1,283,491
Security Products	1,546,825	1,204,981	1,087,645
Metal Products	924,922	941,806	1,088,611
	$4,369,998	$3,745,693	$3,459,747

Capital Expenditures:
Industrial Hardware	$1,649,767	$2,900,529	$1,015,368
Security Products	526,710	2,698,141	475,206
Metal Products	682,810	1,116,857	215,962
	2,859,287	6,715,527	1,706,536
Currency translation adjustment	(28,941)	(355)	2,646
General corporate	37,483	6,409	41,070
	$2,867,829	$6,721,581	$1,750,252

13. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. We have not yet determined the impact that the implementation of SFAS No. 157 will have on our results of operations or financial condition. The Company will adopt SFAS No. 157 in the first quarter of 2008.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No 159, which amends SFAS No. 115 allows certain financial assets and liabilities to be recognized, at the company’s election, at fair market value, with any gains or losses for the period recorded in the statement of income. This gives a company the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Currently, the Company records the gains or losses for the period in the statement of comprehensive income and in the equity section of the balance sheet. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not determined the impact, if any, of the adoption of SFAS No. 159. The Company will adopt SFAS No. 159 in the first quarter of 2008.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations—a replacement of FASB Statement No. 141 (“SFAS No. 141(R)”), which replaces SFAS No. 141. This standard which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. The Company has not determined the impact, if any, of the adoption of SFAS No. 141(R).

The Eastern Company

Notes to Consolidated Financial Statements (continued)

14. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Selected quarterly financial information (unaudited) follows:

			2007
	First *	Second	Third	Fourth	Year
Net sales	$52,317,174	$34,175,471	$36,027,712	$33,760,726	$156,281,083
Gross margin	16,029,693	6,142,433	6,989,216	6,776,545	35,937,887
Selling and administrative expenses	5,169,411	4,742,145	4,796,997	5,300,298	20,008,851
Net income	6,758,238	728,356	1,706,642	887,457	10,080,693

Net income per share:
Basic	$1.23	$.13	$.30	$.15	$1.79
Diluted	$1.14	$.12	$.29	$.15	$1.68

Weighted average shares outstanding:
Basic	5,507,372	5,593,073	5,669,274	5,754,584	5,631,073
Diluted	5,932,044	6,048,133	5,942,529	6,036,320	5,989,754

			2006
	First	Second	Third	Fourth *	Year
Net sales	$27,860,183	$29,669,159	$31,206,388	$49,729,681	$138,465,411
Gross margin	6,483,744	6,475,001	6,611,723	15,013,283	34,583,751
Selling and administrative expenses	4,461,468	4,261,200	4,422,616	5,644,230	18,789,514
Net income	1,143,765	1,212,557	1,667,167	5,635,259	9,658,748

Net income per share:
Basic	$.21	$.22	$.30	$1.03	$1.76
Diluted	$.20	$.21	$.29	$.96	$1.67

Weighted average shares outstanding:
Basic	5,464,691	5,476,055	5,477,302	5,478,592	5,474,137
Diluted	5,711,137	5,740,326	5,766,147	5,854,147	5,768,108

* Sales in the fourth quarter of 2006 and the first quarter of 2007 reflect approximately $18.5 million and $20.5 million, respectively, of sales to fulfill orders received in September 2006 to produce door latching components for a military project to up-armor existing Humvees.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For information regarding the change in the Company’s independent registered public accounting firm, see the Form 8-K filed on July 18, 2005.

ITEM 9A	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended December 29, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 240.13a-15. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that the information required to be disclosed by the company in the reports it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Based upon that evaluation, the CEO and CFO concluded that the Company’s current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and its subsidiaries required to be included in the Company’s periodic SEC filings.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 240.13a-15(f). Under the supervision and with the participation of our management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 29, 2007.

The independent registered public accounting firm of the Company has issued a report on its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 29, 2007. Their report is included below in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the period covered by this report that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors

The Eastern Company

We have audited The Eastern Company’s (the Company) internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated balance sheets as of December 29, 2007 and December 30, 2006, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 29, 2007 and our report dated March 5, 2008 expressed an unqualified opinion thereon.

/s/ UHY LLP

Hartford, Connecticut

March 5, 2008

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Registrant’s definitive proxy statement (“Proxy Statement”) for the 2008 Annual Meeting of Shareholders which is incorporated herein by reference will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 29, 2007.

The information concerning directors is incorporated herein by reference to our Proxy Statement under the captions “Item No. 1 – Election of Directors” and “Director Compensation in Fiscal 2007”.

The information concerning our executive officers is incorporated herein by reference to our Proxy Statement under the captions “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Compensation Committee Interlocks and Insider Participation”, “Executive Compensation”, “Stock Options”, “Options Exercised in Fiscal 2007”, “Outstanding Equity Awards at Fiscal 2007 Year End”, and “Termination of Employment and Change in Control Arrangements”. The Registrant’s only Executive Officers are Leonard F. Leganza, Chairman, President and Chief Executive Officer, and John L. Sullivan III, Vice President and Chief Financial Officer.

The information concerning our Audit Committee is incorporated herein by reference to our Proxy Statement under the captions “Audit Committee Financial Expert”, “Report of the Audit Committee”, “Committees of the Board of Directors” and “Exhibit ‘A’ – The Eastern Company Audit Committee Charter”. The Audit Committee Charter is also available on the Company’s website at http://www.easterncompany.com by clicking on Corporate Governance.

The information concerning compliance with Section 16(a) of the Securities Exchange Act is incorporated herein by reference to our Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”.

The Company’s Board of Directors has adopted a Code of Business Conduct and Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and the Company’s other financial professionals. The Code of Business Conduct and Ethics is available on the Company’s website at http://www.easterncompany.com by clicking on Corporate Governance.

ITEM 11	EXECUTIVE COMPENSATION

Information concerning director and executive compensation is incorporated herein by reference to portions of the Company’s Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 29, 2007, under the captions “Director Compensation in Fiscal 2007”, “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Compensation Committee Interlocks and Insider Participation”, “Executive Compensation”, “Stock Options”, “Options Exercised in Fiscal 2007”, “Outstanding Equity Awards at Fiscal 2007 Year End” and “Termination of Employment and Change in Control Arrangements”. The Compensation Committee of the Board of Directors operates under the Compensation Committee Charter, which can be found on the Company’s website at http://www.easterncompany.com by clicking on Corporate Governance.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners and management:

(a)

Information concerning security ownership of certain beneficial owners is incorporated herein by reference to the Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 29, 2007, under the caption “Security Ownership of Certain Beneficial Shareholders”.

(b)

Information concerning security ownership of management is incorporated herein by reference to the Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 29, 2007, under the captions “Item No. 1 – Election of Directors”, “Security Ownership of Certain Beneficial Shareholders”, “Executive Compensation”, “Stock Options”, “Options Exercised in Fiscal 2007”, and “Outstanding Equity Awards at Fiscal 2007 Year-End”. See also the equity compensation plan information in Item 5 of this Annual Report on Form 10-K.

(c)	Changes in Control

None.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is incorporated herein by reference to our Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 29, 2007 under the caption “Policies and Procedures Concerning Related Persons Transactions”.

Information regarding director independence is incorporated herein by reference to our Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 29, 2007 under the captions “Item No.1 – Election of Directors” and “Committees of the Board of Directors”.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accountant fees and services are incorporated herein by reference to our Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 29, 2007 under the caption “Item No. 2 – Ratification of Appointment of Independent Registered Public Accounting Firm”.

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)	Documents filed as part of this report:

(1)	Financial statements
Report of Independent Registered Public Accounting Firm	27.

Consolidated Balance Sheets – December 29, 2007 and December 30, 2006	28.

Consolidated Statements of Income — Fiscal years ended December 29, 2007,

December 30, 2006 and December 31, 2005	30.

Consolidated Statements of Comprehensive Income — Fiscal years ended

December 29, 2007, December 30, 2006, and December 31, 2005	30.

Consolidated Statements of Shareholders’ Equity — Fiscal years ended

December 29, 2007, December 30, 2006 and December 31, 2005	31.

Consolidated Statements of Cash Flows—Fiscal years ended December 29, 2007,

December 30, 2006, and December 31, 2005	33.

Notes to Consolidated Financial Statements	34.

(2)	Financial Statement Schedule
Schedule II — Valuation and qualifying accounts	59.

Schedules other than that listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

(3)	Exhibits
Exhibits are as set forth in the “Exhibit Index” which appears on pages 61 through 62.

(b)	Exhibits Required by Item 601 of Regulation S-K

Exhibits are as set forth in the “Exhibit Index” which appears on pages 61 through 62. Also refer to the following Form 8-K’s filed by the Company.

Form 8-K filed on April 25, 2007 setting forth the press release reporting the Company’s earnings for the quarter ended March 31, 2007.

Form 8-K filed on April 25, 2007 setting forth the press release reporting estimated 2007 sales approximating $155 million.

Form 8-K filed on July 26, 2007 setting forth the press release reporting the Company’s earnings for the quarter ended June 30, 2007.

Form 8-K filed on October 24, 2007 setting forth the press release reporting the Company’s earnings for the quarter ended September 29, 2007.

Form 8-K filed on October 25, 2007 setting forth an amendment to extend the Employment Agreement with the Company’s Chairman.

Form 8-K filed on December 14, 2007 setting forth amendments to the Employment Agreement and Supplemental Retirement Plan for the Company’s Chairman.

Form 8-K filed on February 6, 2008 setting forth the press release reporting the Company’s earnings for the quarter and fiscal year ended December 29, 2007.

Form 8-K filed on February 6, 2008 setting forth the 2008 Executive Incentive Program.

(c)	None.

The Eastern Company and Subsidiaries

Schedule II – Valuation and Qualifying accounts

COL. A	COL. B	COL. C		COL. D	COL. E
		ADDITIONS
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts-Describe	Deductions – Describe	Balance at End of Period
Fiscal year ended December 29, 2007: Deducted from asset accounts: Allowance for doubtful accounts	$319,000	$ 45,740		$22,740 (a)	$342,000

Fiscal year ended December 30, 2006: Deducted from asset accounts: Allowance for doubtful accounts	$295,000	$ 58,424		$34,424 (a)	$319,000

Fiscal year ended December 31, 2005: Deducted from asset accounts: Allowance for doubtful accounts	$332,000	$ 6,433		$43,433 (a)	$295,000

(a) Uncollectible accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 11, 2008	THE EASTERN COMPANY

By /s/ John L. Sullivan III John L. Sullivan III Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Leonard F. Leganza Leonard F. Leganza Chairman, President and Chief Executive Officer	March 11, 2008

/s/ John L. Sullivan III John L. Sullivan III Vice President and Chief Financial Officer	March 11, 2008

/s/ Kenneth R. Sapack Kenneth R. Sapack Chief Accounting Officer	March 11, 2008

/s/ John W. Everets John W. Everets Director	March 11, 2008

/s/ Charles W. Henry Charles W. Henry Director	March 11, 2008

/s/ David C. Robinson David C. Robinson Director	March 11, 2008

/s/ Donald S. Tuttle III Donald S. Tuttle III Director	March 11, 2008

EXHIBIT INDEX

(3)

Restated Certificate of Incorporation dated August 14, 1991 is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 1991 and the Registrant’s Form 8-K filed on February 13, 1991. Amended and restated bylaws dated July 29, 1996 is incorporated by reference to the Registrant’s Form 8-K filed on July 29, 1996.

(4)

Rights Agreement entered into between the Registrant and BankBoston N.A. dated as of August 6, 1998 and Letter to all shareholders of the Registrant, dated July 22, 1998 together with Press Release dated July 22, 1998 describing the Registrant’s redemption of shareholders Purchase Rights dated September 16, 1991 and the issuance of a new Purchase Rights dividend distribution are incorporated by reference to the Registrant’s Form 8-K filed on August 6, 1998.

(10)(a)

Amendment to the Deferred Compensation Agreement with Russell G. McMillen dated May 1, 1988 is incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988. The Deferred Compensation Agreement with Russell G. McMillen dated October 28, 1980 and amended on March 27, 1986 is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 1987.

(b)	The Eastern Company 1995 Executive Stock Incentive Plan effective as of April 26, 1995 incorporated by reference to the Registrant’s Form S-8 filed on February 7, 1997.

(c)

The Eastern Company Directors Fee Program effective as of October 1, 1996 incorporated by reference to the Registrant’s Form S-8 filed on February 7, 1997, as amended by Amendment No.1 and Amendment No. 2 are incorporated by reference to the Registrant’s Form 10-K filed on March 29, 2000 and Amendment No. 3 is incorporated by reference to the Registrant’s Form 10-K filed on March 22, 2004.

(d)	The Eastern Company 1997 Directors Stock Option Plan effective as of September 17, 1997 incorporated by reference to the Registrant’s Form S-8 filed on May 3, 2004.

(e)

Supplemental Retirement Plan dated September 9, 1998 with Leonard F. Leganza is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999, as amended by amendment incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 14, 2007.

(f)	The Eastern Company 2000 Executive Stock Incentive Plan effective July 2000 is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

(g)

Employment Agreement dated February 22, 2005 with Leonard F. Leganza is incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 22, 2005, as amended by amendments incorporated by reference to the Registrant’s Current Report on Form 8-K dated October, 25, 2007 and Current Report on Form 8-K dated December 14, 2007.

(h)	The Eastern Company 2008 Executive Incentive Program is incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 6, 2008.

(14)

The Eastern Company Code of Business Conduct and Ethics incorporated by reference. The Eastern Company Code of Business Conduct and Ethics is available free of charge on the Company’s Internet website at http://www.easterncompany.com under the section labeled “Corporate Governance”.

(21)	List of subsidiaries as follows:

Eberhard Hardware Mfg. Ltd., a private corporation organized under the laws of the Province of Ontario, Canada.

Canadian Commercial Vehicles Corporation, a private corporation organized under the laws of the Province of British Columbia, Canada.

Eastern Industrial Ltd., a private corporation organized under the laws of the Peoples Republic of China.

World Lock Co. Ltd., a private corporation organized under the laws of Taiwan (The Republic of China).

Sesamee Mexicana, Subsidiary, a private corporation organized under the laws of Mexico.

World Security Industries Co. Ltd., a private corporation organized under the laws of Hong Kong.

(23)	Consent of independent registered public accounting firm attached hereto on page 63.

(31)	Certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certifications pursuant to Rule 13a-14(b) and 18 USC 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Letter to our shareholders from the Annual Report 2008 is attached on page 67.