Form 10-Q
period 2008-03-29
EASTERN CO
filed 2008-04-30
CIK 31107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 29, 2008

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 29, 2008
Common Stock, No par value	5,821,507

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	March 29, 2008	December 29, 2007
Current Assets
Cash and cash equivalents	$6,264,531	$8,209,722
Accounts receivable, less allowances: $340,000 - 2008; $342,000 - 2007	19,622,750	18,993,934
Inventories	31,716,492	30,490,696
Prepaid expenses and other assets	2,890,265	2,872,910
Recoverable taxes receivable	1,428,569	1,428,569
Deferred income taxes	1,256,780	1,256,780
Total Current Assets	63,179,387	63,252,611

Property, Plant and Equipment	48,645,407	47,983,565
Accumulated depreciation	(23,524,969)	(22,749,351)
	25,120,438	25,234,214

Goodwill	13,903,777	13,955,608
Trademarks	135,473	135,473
Patents, technology, and other intangibles net of accumulated amortization	3,904,566	3,981,338
Prepaid pension cost	1,815,635	1,792,657
	19,759,451	19,865,076
TOTAL ASSETS	$108,059,276	$108,351,901

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$8,263,585	$8,183,408
Accrued compensation	1,672,283	2,571,970
Other accrued expenses	2,588,836	2,345,091
Current portion of long-term debt	3,126,794	3,123,742
Total Current Liabilities	15,651,498	16,224,211

Deferred income taxes	2,254,749	2,390,882
Other long-term liabilities	1,659,010	1,620,311
Long-term debt, less current portion	13,600,204	14,383,060
Accrued postretirement benefits	1,040,569	1,111,234
Accrued pension cost	1,447,075	1,226,994
Interest rate swap obligation	1,012,370	577,941

Shareholders’ Equity
Preferred Stock, no par value: Authorized and unissued 2,000,000 shares
Common Stock, no par value: Authorized: 50,000,000 shares
Issued: 8,366,886 shares in 2008 and 8,354,978 shares in 2007	22,349,640	22,173,795
Treasury Stock: 2,545,379 shares in 2008 and 2007	(16,967,562)	(16,967,562)
Retained earnings	67,004,476	66,262,566

Accumulated other comprehensive income (loss):
Foreign currency translation	2,300,580	2,400,268
Unrecognized net pension and postretirement benefit costs, net of tax	(2,645,882)	(2,682,183)
Derivative financial instruments, net of taxes	(647,451)	(369,616)
Accumulated other comprehensive loss	(992,753)	(651,531)
Total Shareholders’ Equity	71,393,801	70,817,268
TOTAL LIBILITIES AND SHAREHOLDERS’ EQUITY	$108,059,276	$108,351,901

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 29, 2008	March 31, 2007
Net sales	$32,918,911	$52,317,174
Cost of products sold	(26,154,810)	(36,287,481)
Gross margin	6,764,101	16,029,693

Selling and administrative expenses	(4,693,193)	(5,169,411)
Operating profit	2,070,908	10,860,282

Interest expense	(275,161)	(374,976)
Other income	17,954	12,976
Income before income taxes	1,813,701	10,498,282

Income taxes	607,023	3,740,044
Net income	$1,206,678	$6,758,238

Earnings per Share:
Basic	$0.21	$1.23

Diluted	$0.20	$1.14

Cash dividends per share:	$ .08	$ .08

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 29, 2008	March 31, 2007
Net income	$1,206,678	$6,758,238
Other comprehensive income/(loss) -
Change in foreign currency translation	(99,688)	54,128
Change in pension and postretirement benefit costs, net of income taxes of $20,461 and $35,104 in 2008 and 2007, respectively	36,301	60,913
Change in fair value of derivative financial instruments, net of income tax benefit of $156,594 and $21,808 in 2008 and 2007, respectively	(277,835)	(36,139)
	(341,222)	78,902
Comprehensive income	$865,456	$6,837,140

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 29, 2008	March 31, 2007
Operating Activities
Net income	$1,206,678	$6,758,238
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	993,633	1,230,177
Provision for doubtful accounts	-	13,589
Loss on sale of equipment and other assets	-	5,992
Issuance of Common Stock for directors’ fees	10,832	15,301
Changes in operating assets and liabilities:
Accounts receivable	(626,833)	(2,071,135)
Inventories	(1,251,400)	1,197,072
Prepaid expenses and other	(9,318)	(707,732)
Prepaid pension cost	264,398	27,250
Other assets	(39,716)	(58,373)
Accounts payable	33,317	(3,769,326)
Accrued compensation	(910,091)	(1,231,433)
Other accrued expenses	253,748	1,731,924
Net cash (used in) provided by operating activities	(74,752)	3,141,544

Investing Activities
Purchases of property, plant and equipment	(699,860)	(787,275)
Proceeds from sale of equipment and other assets	-	7,650
Business acquisition	(128,325)	-
Net cash used in investing activities	(828,185)	(779,625)

Financing Activities
Principal payments on long-term debt	(779,804)	(776,899)
Proceeds from sales of Common Stock	114,413	839,335
Tax benefit from exercise of incentive stock options	50,600	536,947
Dividends paid	(464,767)	(440,256)
Net cash (used in) provided by financing activities	(1,079,558)	159,127

Effect of exchange rate changes on cash	37,304	(3,242)
Net change in cash and cash equivalents	(1,945,191)	2,517,804

Cash and cash equivalents at beginning of period	8,209,722	3,101,458
Cash and cash equivalents at end of period	$6,264,531	$5,619,262

See accompanying notes.

THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 29, 2008

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. Refer to the Company’s consolidated financial statements and notes thereto included in its Form 10-K for the year ended December 29, 2007 for additional information.

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

The condensed consolidated balance sheet as of December 29, 2007 has been derived from the audited consolidated balance sheet at that date.

Note B – Earnings Per Share

The denominators used in the earnings per share computations follow:

	Three Months Ended
	March 29, 2008	March 31, 2007
Basic:
Weighted average shares outstanding	5,811,962	5,507,372

Diluted:
Weighted average shares outstanding	5,811,962	5,507,372
Dilutive stock options	345,168	424,672
Denominator for diluted earnings per share	6,157,130	5,932,044

Note C - Inventories

The components of inventories follow:

	March 29, 2008	December 29, 2007

Raw material and component parts	$ 8,785,468	$ 8,435,858
Work in process	8,817,185	8,482,427
Finished goods	14,113,839	13,572,411
	$ 31,716,492	$ 30,490,696

Note D – Segment Information

Segment financial information follows:

	Three Months Ended
	March 29, 2008	March 31, 2007
Revenues:
Sales to unaffiliated customers:
Industrial Hardware	$14,547,611	$34,797,817
Security Products	14,051,281	14,129,611
Metal Products	4,320,019	3,389,746
	$32,918,911	$52,317,174

Income before income taxes:
Industrial Hardware	$1,032,354	$10,235,423
Security Products	1,075,021	1,104,168
Metal Products	(36,467)	(479,309)
Operating Profit	2,070,908	10,860,282
Interest expense	(275,161)	(374,976)
Other income	17,954	12,976
	$1,813,701	$10,498,282

Note E – Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring the fair value of assets and liabilities, and expands disclosure requirements regarding the fair value measurement. SFAS 157 does not expand the use of fair value measurements. This statement, as issued, is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB Staff Position (FSP) FAS No. 157-2 was issued in February 2008 and deferred the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 2008. As such, the Company adopted SFAS 157 as of December 30, 2007 for financial assets and liabilities only. There was no material impact on the Company’s consolidated financial statements. As of March 29, 2008, the Company’s financial liability subject to SFAS 157 consisted of an interest rate swap agreement (included in Interest rate swap obligation on the consolidated balance sheets). The Company determined fair value for the derivative liability based on third party valuation models (i.e. Level 2 as defined under SFAS 157). The Company does not have any financial assets subject to SFAS 157. The Company does not believe that the adoption of SFAS 157 to non-financial assets and liabilities will have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which requires assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are limited to, accounts receivable, accounts payable, and issued debt. If elected, SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not elected to measure any additional assets or liabilities at fair value that are not already measured at fair value under existing standards.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”), which replaces SFAS No. 141. This standard significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. The Company has not determined the impact, if any, of the adoption of SFAS No. 141(R).

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, (“SFAS No. 160”). SFAS 160 clarifies the classification of noncontrolling interests in consolidated balance sheets and reporting transactions between the reporting entity and holders of noncontrolling interests. Under this statement, noncontrolling interests are considered equity and reported as an element of consolidated equity. Further, net income encompasses all consolidated subsidiaries with disclosure of the attribution of net income between controlling and noncontrolling interests. SFAS No. 160 is effective prospectively for fiscal years beginning after December 15, 2008. Currently, there are no noncontrolling interests in any of the Company’s subsidiaries.

Note F - Debt

The interest rates on the term and the revolving credit portions of the Loan Agreement vary. The interest rates may vary based on the LIBOR rate plus a margin spread of 1.0% to 1.65% for the term portion and 1.0% to 1.6% for the revolving credit portion. The margin rate spread is based on operating results calculated on a rolling-four-quarter basis. The Company may also borrow funds at the lender’s prime rate. On March 29, 2008, the interest rate on the term portion of the Loan Agreement was 5.73%. There were no borrowings during the quarter under the revolving loan.

Note G – Goodwill

The following is a roll-forward of goodwill from year-end 2007 to the end of the first quarter 2008:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total

Beginning balance	$2,121,792	$11,833,816	$—	$13,955,608
Foreign exchange	(51,831)	—	—	(51,831)
Ending balance	$2,069,961	$11,833,816	$—	$13,903,777

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

The gross carrying amount and accumulated amortization of amortizable intangible assets:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total	Weighted-Average Amortization Period (Years)
2008 Gross Amount:
Patents and developed technology	$ 2,699,153	$ 1,103,032	$ 82,747	$ 3,884,932	15.7
Customer relationships	45,825	1,921,811	-	1,967,636	5.0
Non-compete agreements	30,000	90,735	-	120,735	5.0
Other	-	3,941	-	3,941	-
Total Gross Intangibles	$ 2,774,978	$ 3,119,519	$ 82,747	$ 5,977,244	11.7

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total
2008 Accumulated Amortization:
Patents and developed technology	$ 1,083,557	$ 281,644	$ 68,739	$ 1,433,940
Customer relationships	2,291	573,445	-	575,736
Non-compete agreements	1,500	61,502	-	63,002
Accumulated Amortization	$ 1,087,348	$ 916,591	$ 68,739	$ 2,072,678

Net March 29, 2008 per Balance Sheet	$ 1,687,630	$ 2,202,928	$ 14,008	$ 3,904,566

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total	Weighted-Average Amortization Period (Years)
2007 Gross Amount:
Patents and developed technology	$ 2,738,893	$ 1,088,592	$ 82,747	$ 3,910,232	15.7
Customer relationships	-	1,921,811	-	1,921,811	5.0
Non-compete agreements	-	90,735	-	90,735	5.0
Other	-	3,941	-	3,941	-
Total Gross Intangibles	$ 2,738,893	$ 3,105,079	$ 82,747	$ 5,926,719	11.8

2007 Accumulated Amortization:
Patents and developed technology	$ 1,077,608	$ 263,255	$ 67,501	$ 1,408,364
Customer relationships	-	477,495	-	477,495
Non-compete agreements	-	59,522	-	59,522
Accumulated Amortization	$ 1,077,608	$ 800,272	$ 67,501	$ 1,945,381

Net December 29, 2007 per Balance Sheet	$ 1,661,285	$ 2,304,807	$ 15,246	$ 3,981,338

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

Significant disclosures relating to these benefit plans for the first quarter of 2008 and 2007 follows:

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
Service cost	$455,039	$442,782	$25,773	$26,268
Interest cost	658,669	620,500	30,170	30,750
Expected return on plan assets	(911,519)	(821,718)	(18,789)	(19,151)
Amortization of prior service cost	51,029	20,448	(5,859)	(5,972)
Amortization of transition obligation	—	(2,962)	—	—
Amortization of the net (gain) loss	16,265	89,266	(4,673)	(4,763)
Net periodic benefit cost	$269,483	$348,316	$26,622	$27,132

The Company’s funding policy with respect to its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations. In 2008, the Company is required to contribute $281,000 into its pension plans, and $161,000 into its postretirement plan. As of March 29, 2008, the Company has made contributions totaling $68,000 to its pension plans and will make the remaining contributions prior to filing its federal income tax return due on September 15, 2008. As of March 29, 2008, the Company had contributed $45,000 to its postretirement plan and will make the remaining expected payments as required during the year.

The Company has a contributory savings plan under Section 401(k) of the Internal Revenue Code covering substantially all U.S. non-union employees. The plan allows participants to make voluntary contributions of up to 100% of their annual compensation on a pretax basis, subject to IRS limitations. The plan provides for contributions by the Company at its discretion. The Company made contributions of $45,438 in the first quarter of 2008 and $43,776 in the first quarter of 2007.

Note J – Stock Based Compensation and Stock Options

The Company has stock option plans for officers, other key employees, and non-employee directors: the 1989, 1995, 1997 and 2000 plans. Options granted under the 1989 plan and incentive stock options granted under the 1995 and 2000 plans must have exercise prices that are not less than 100% of the fair market value of the stock on the dates the options are granted. Restricted stock awards may also be granted to participants under the 1995 and 2000 plans with restrictions determined by the Compensation Committee of the Company’s Board of Directors. Under the 1995, 1997, and 2000 plans, nonqualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Company’s Board of Directors. No options were granted in 2008 or 2007. No restricted stock was granted in 2008 or 2007.

As of March 29, 2008, there were 367,500 shares available for future grant under the above noted 2000 plan and there were no shares available for grant from the 1997, 1995 and 1989 plans. As of March 29, 2008, there were 1,019,250 shares of common stock reserved under all option plans for future issuance.

	Three Months Ended March 29, 2008		Year Ended December 29, 2007
	Shares	Weighted - Average Exercise Price	Shares	Weighted - Average Exercise Price
Outstanding at beginning of period	663,000	$10.099	1,002,750	$9.233
Granted	—	—	—	—
Exercised	(11,250)	10.170	(339,750)	7.544
Outstanding at end of period	651,750	$10.098	663,000	$10.099

Options Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of March 29, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 9.33 – $10.20	577,500	1.7	9.691
$12.33 – $13.58	74,250	5.4	13.264
	651,750	2.1	10.098

At March 29, 2008, outstanding and exercisable options had an intrinsic value of $3,729,420. The total intrinsic value of stock options exercised in the first quarter of 2008 was $60,300. The Company recognized a tax benefit of $50,600 resulting from the disqualification of options that were exercised and sold prior to the required holding period.

Note K – Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2004 and non-U.S. income tax examinations by tax authorities prior to 2001.

The total amount of unrecognized tax benefits could increase or decrease within the next twelve months for a number of reasons including the closure of federal, state and foreign tax years by expiration of the statute of limitations and the recognition and measurement considerations under FASB Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes and interpretation of FASB Statement No. 109. There have been no significant changes to the total amount of unrecognized tax benefits during the three months ended March 29, 2008. The Company believes that it is reasonably possible that approximately $235,000 of unrecognized tax benefits related to the earnings of its Hong Kong subsidiary will be recognized over the next twelve months.

Note L – Business Acquisition

Effective January 11, 2008 the Company acquired certain assets from Auto-Vehicle Parts Company that included a certain product line owned by one of its divisions, the F.A. Neider  Company (“Neider”).   Neider produces the “footman loop” products, or strap fasteners, which are used to fasten straps, traps, tools, and cargo to a vehicle, container, or trailer. Neider manufactures footman loops used in the following markets: military, aerospace, service body, and trailer. The footman loop product line was integrated into the Company’s Industrial Hardware segment. The cost of the Neider acquisition was $128,325, inclusive of transaction costs.

The above acquisition has been accounted for using the purchase method. The acquired business is included in the consolidated operating results of the Company from the date of acquisition.

Neither the actual results nor the pro forma effects of the acquisition of Neider are material to the Company's financial statements.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in the Company’s financial position and results of operations for the thirteen weeks ended March 29, 2008. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 29, 2007 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

Certain statements set forth in this discussion and analysis of financial condition and results of operations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. They use such words as “may,” “will,” “expect,” “believe,” “plan” and other similar terminology. These statements reflect management’s current expectations regarding future events and operating performance and speak only as of the date of this release. These forward-looking statements involve a number of risks and uncertainties, and actual future results and trends may differ materially depending on a variety of factors including changing customer preferences, lack of success of new products, loss of customers, competition, increased raw material prices, problems associated with foreign sourcing of parts and products, changes within our industry segments and in the overall economy, litigation and legislation. In addition, terrorist threats and the possible responses by the U.S. government, the effects on consumer demand, the financial markets, the travel industry, the trucking industry and other conditions increase the uncertainty inherent in forward-looking statements. Forward-looking statements reflect the expectations of the Company at the time they are made, and investors should rely on them only as expressions of opinion about what may happen in the future and only at the time they are made. The Company undertakes no obligation to update any forward-looking statement. Although the Company believes it has an appropriate business strategy and the resources necessary for its operations, future revenue and margin trends cannot be reliably predicted and the Company may alter its business strategies to address changing conditions.

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

Overview

Sales in the first quarter of 2008 decreased 37% compared to the prior year, due to the completion of one-time orders to produce door latching components for a military project to up-armor existing Humvees in the 2007 period. Excluding the sales from the military contract, sales of our “core” business units decreased 4% in the first quarter. The Industrial Hardware segment sales decreased approximately 58% in the first quarter of 2008 compared to the first quarter of 2007, reflecting the military sales completed in the 2007 quarter. In addition, the Security Products segment experienced a 0.5% decrease and the Metal Products segment experienced a 27% increase in sales compared to the prior year period. For the full year 2008, the Company is projecting that “core” sales will exceed the 2007 “core” sales level, excluding the 2007 military project impact.

Gross margin as a percentage of sales for the three months ended March 29, 2008 was 20.5% compared to 30.6% in the comparable period a year ago. Higher sales volume in the first quarter of 2007 from the contract to supply the door latching components for a military project to up-armor existing Humvees, resulted in better utilization of production capacity in 2007 in the Industrial Hardware segment and was the primary reason for the decrease in gross margin in 2008 compared to the prior year quarter. The Security Products and Metal Products segments of the business experienced increases in gross margin as a percentage of sales of 0.7% and 14.0%, respectively. While the Security Products segment was comparable year over year, the increase in the Metal Products segment was primarily the result of price increases to customers.

Raw material prices have continued to increase during the first quarter of 2008, mainly for plastic resin, hot and cold rolled steel and scrap iron. The Company is recovering these increases from our customers, wherever possible. Currently, there is no indication that the Company will not be able to obtain supplies of all the materials that it requires. Raw material costs will continue to have a negative impact on gross margin unless prices for raw materials stabilize.

Cash flow from operations in the first quarter of 2008 has declined compared to the same period in 2007, mainly due to the increased sales volume in 2007 from the military up-armor project which benefited the prior year quarter. In addition, the Company selectively increased inventories in certain product lines to meet demand. The Company’s line of credit, along with controlling discretionary expenditures, should provide sufficient cash flow to enable the Company to meet all its existing obligations.

A more detailed analysis of the Company’s results of operations and financial condition follows:

Results of Operations

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of income as a percentage of net sales, by segment:

	Three Months Ended March 29, 2008
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	78.8%	76.5%	91.2%	79.5%
Gross margin	21.2%	23.5%	8.8%	20.5%

Selling and administrative expense	14.1%	15.8%	9.6%	14.2%
Operating profit	7.1%	7.7%	-0.8%	6.3%

	Three Months Ended March 31, 2007
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	62.7%	77.2%	105.2%	69.4%
Gross margin	37.3%	22.8%	-5.2%	30.6%

Selling and administrative expense	7.9%	15.0%	8.9%	9.8%
Operating profit	29.4%	7.8%	-14.1%	20.8%

The following table shows the amount of change for the first quarter of 2008 compared to the first quarter of 2007 in sales, cost of products sold, gross margin, selling and administrative expenses and operating profit, by segment (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$ (20,250)	$ (78)	$ 930	$(19,398)

Volume	-60.1%	-2.6%	1.4%	-40.6%
Prices	-0.4%	0.7%	19.6%	1.2%
New products	2.3%	1.3%	6.4%	2.3%
	-58.2%	-0.6%	27.4%	-37.1%

Cost of products sold	$ (10,344)	$ (161)	$ 372	$(10,133)
	-47.4%	-1.5%	10.5%	-27.9%

Gross margin	$ (9,906)	$ 83	$ 558	$ (9,265)
	-76.3%	2.6%	316.2%	-57.8%

Selling and administrative expenses	$ (703)	$ 112	$ 115	$ (476)
	-25.5%	5.3%	37.8%	-9.2%

Operating profit	$ (9,203)	$ (29)	$ 443	$ (8,789)
	-89.9%	-2.6%	92.4%	-80.9%

Industrial Hardware Segment

Net sales in the Industrial Hardware segment were down 58.2% in the first quarter of 2008 compared to the prior year quarter. This decrease was due to the fulfillment of orders to produce door latching components for a military project to up-armor existing Humvees in the 2007 period. New product introductions offset a portion of the decline in sales from completion of that military contract. All of the new products were developed internally for the variety of markets we serve. New products included a center case kit, an outside handle package, a T-handle assembly and grab handles for the military market, rotary locks and a push latch assembly for the distribution market, as well as several new lightweight honeycomb structures for the construction, marine and transportation industries. Sales volume of existing products was down in the Industrial Hardware segment primarily due to completion of the military contract in 2007 and decreased sales of “sleeper cabs” for the Class 8 truck market. As noted in the prior year 10-Q, sales of sleeper cabs were up in the first quarter of 2007 in advance of new emission regulations that went into effect March 31, 2007. The Company expects sales volume of “sleeper cabs” to increase as the year progresses.

Cost of products sold for the Industrial Hardware segment decreased 47.4% from the first quarter of 2007 to the first quarter of 2008. The primary reason for this reduction was due to manufacturing costs associated with the lower volume of sales in 2008. In contrast, cost increases were experienced in raw materials and freight charges in the first quarter of 2008, and are projected to increase further as the year progresses.

Gross margin as a percent of net sales decreased from 37.3% to 21.2% as a direct result of the significant decrease in sales volume from the door latching components for a military project to up-armor existing Humvees which was completed in 2007. To a lesser extent, gross margin was negatively impacted by increases in raw material and freight costs.

Selling and administrative expenses decreased 25.5% for the first quarter of 2008 compared to the prior year period primarily due to decreases in payroll and payroll related charges, resulting from completion of the military contract in 2007. Additionally, this segment benefited from a reduction in the allocation of corporate charges based on the lower sales volume in 2008.

Security Products Segment

Net sales in the Security Products segment were comparable for first quarter of 2008 and 2007. Sales volume decreased in lock related products in the first quarter of 2008 compared to the prior year quarter. Price increases and sales of new products offset the decline in sales of existing products compared to the prior year quarter. Sales of new products focused on lock products such as a spring bolt lock, a wing knob lock with a flip-up cover, various motorcycle accessory parts, as well as numerous other products servicing a multitude of markets.

Cost of products sold for the Security Products segment was down 1.5% in 2008 compared to the first quarter of 2007. The decrease in cost of products sold was primarily due to the mix of products sold compared to the first quarter of 2007. The Company expects increased costs in overseas sourced products as the year progresses. The majority of the lock products sold from this segment are sourced from China. During the first quarter of 2008 the cost of Asian sourced locks has seen double digit increases in price due to the sharp increase in metal cost and the appreciation in the Chinese currency the RMB. Although price increases will be passed on to customers where possible, it is not certain that the price increases will be accepted by the customers or the customers may look for alternate sources. This unstable condition could have a negative impact on our margins over the balance of the year.

Gross margin as a percentage of sales increased from 22.8% to 23.5% due to the mix of products sold in 2008 compared to the same period in 2007.

Selling and administrative expenses increased 5.3% from 2007 levels due to increased expenses for advertising and a change in the allocation of corporate charges based on sales volume.

Metal Products Segment

Net sales in the Metal Products segment were up 27.4% in the first quarter of 2008 as compared to the prior year period. Sales of mining products were up 31.7% in 2008 compared to the first quarter of 2007 and sales of contract castings increased 21.9% from the prior year levels. Sales of mining products increased to both the U.S. and Canadian mining markets over the prior year first quarter. Additionally, sales of contract castings have been bolstered by favorable exchange rates. New product sales included a cablehead used in underground mining.

Cost of products sold increased 10.5% in the first quarter of 2008 compared to the same period in 2007. The increase is attributable to increased costs for supplies, tools, equipment maintenance and payroll and payroll related charges. At the end of the first quarter 2008, there was a substantial increase in the cost of scrap metal, the main ingredient used in the making of malleable and ductile iron, which could negatively impact the profit margins over the remainder of 2008.

Gross margin as a percentage of net sales increased from -5.2% in the first quarter of 2007 to 8.8% for the 2008 quarter. The increase is due to the mix of products produced, higher sales volume and cost reduction projects.

Selling and administrative expenses were up 37.8% in 2008 compared to the same period in 2007. The increase was related to increases in payroll and payroll related charges and higher sales commissions resulting from the higher sales volume, as well an increase in the allocation of corporate charges based on higher sales volume in 2008.

Other Items

Interest expense decreased 26.6% in the first quarter of 2008 compared to the prior year period due to the lower debt balances, lower interest rates, and borrowings under the revolving credit portion of the loan agreement obtained in the 2007 first quarter to fund interim working capital needs at that time for the aforementioned military contract.

Other income increased 38.4% from the first quarter of 2007 to the 2008 first quarter due to higher cash balances in the Company’s cash management program, which resulted in higher interest income.

Income taxes decreased in line with the lower earnings level. The effective tax rate in the first quarter of 2008 was 33.5% compared to 35.6% in the first quarter of 2007. The decrease in the effective tax rate is the result of a change in the mix of U.S. and foreign income, as well as a change in the mix of U.S. earnings in states with lower income tax rates.

Liquidity and Sources of Capital

The Company used $75,000 in cash in operations for the first three months of 2008 compared to the generation of $3.1 million in cash for the same period in 2007. The change in cash flows was the result of changes in the level of sales related to the Company’s military contract in 2007 and the associated timing differences for collections of accounts receivable and payments of liabilities and changes in inventories. Cash flow from operations coupled with cash on hand at the beginning of the year were sufficient to fund capital expenditures, debt service, incentive payments, contributions to the Company’s pension plans, and dividend payments. The Company did not utilize the line of credit during the first quarter of 2008. During the first quarter of 2007, the maximum balance outstanding on the line of credit was approximately $5.3 million; however, the line was completely paid at the end of the period.

Additions to property, plant and equipment were $700,000 during the first three months of 2008 versus $787,000 for the comparable period in the prior year. Total capital expenditures for 2008 are estimated to be in the range of $2.5 million to $3.0 million. There are no outstanding commitments for these estimated capital expenditures.

Total inventories as of March 29, 2008 were $31.7 million, compared to $30.5 million at year-end 2007. The inventory turnover ratio of 3.3 turns at the end of the first quarter was lower than both the prior year first quarter and year-end 2007 ratio of 5.4 and 3.9 turns, respectively. The change is related to the military contract which was completed during the first quarter of 2007. Accounts receivable increased by $627,000 from year-end 2007, but declined $7.3 million from the first quarter of Fiscal 2007. The decline from the first quarter of 2007 was primarily related to the military contract which was completed during the period. The average days sales in accounts receivable for the first quarter of 2008 at 54 days was comparable to the first quarter of 2007 at 47 days and year end 2007 at 52 days.

Cash flow from operating activities and funds available under the revolving credit portion of the Company’s loan agreement are expected to be sufficient to cover future foreseeable working capital requirements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from what was reported in the 2007 Annual Report on Form 10-K.

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

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company is currently undergoing investigation by the U.S. Department of Environmental Protection and N.Y. Department of Environmental Conservation for various anonymous complaints regarding its metal castings facility. The Company recorded a contingency reserve of $250,000 in December 2007 for settlement of this matter. Based on current information available, the Company believes this matter will be settled for $250,000 during 2008.

There are no other legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which either the Company or any of its subsidiaries is a party or to which any of their property is the subject.

ITEM 1A – RISK FACTORS

There have been no material changes in risk factors from what was reported in the 2007 Annual Report on Form 10-K.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered securities by the Company or purchases of registered equity securities by the Company during the period covered by this report.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Registrant held its Annual Meeting of the Stockholders at The Eastern Company, Naugatuck, Connecticut on Wednesday, the twenty-third day of April, 2008. The matters voted on and the voting results were:

		FOR	AGAINST
1)	Election of John W. Everets as a director for a three-year term expiring in the year 2011:	5,272,061	117,120

	Election of Leonard F. Leganza as a director for a three-year term expiring in the year 2011:	4,575,848	813,333

	Continuing Directors: Charles W. Henry David C. Robinson Donald S. Tuttle III

		FOR	AGAINST	ABSTENTION
2)	Ratification of appointment of UHY LLP as independent registered public accounting firm:	5,357,531	12,981	18,668

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

99(1)) The Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007 is incorporated herein by reference.

99(2)) Form 8-K filed on April 23, 2008 setting forth the press release reporting the Company’s earnings for the quarter ended March 29, 2008 is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE EASTERN COMPANY
(Registrant)
DATE: April 30, 2008	/s/Leonard F. Leganza_____
Leonard F. Leganza Chairman, President and Chief Executive Officer

DATE: April 30, 2008	/s/John L. Sullivan III______
John L. Sullivan III Vice President and Chief Financial Officer