Form 10-Q
period 2008-06-28
EASTERN CO
filed 2008-07-29
CIK 31107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 28, 2008

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 28, 2008
Common Stock, No par value	5,837,184

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	June 28, 2008	December 29, 2007
Current Assets
Cash and cash equivalents	$6,718,970	$8,209,722
Accounts receivable, less allowances: $342,000 - 2008; $342,000 - 2007	21,152,375	18,993,934
Inventories	31,843,316	30,490,696
Prepaid expenses and other assets	3,128,164	2,872,910
Recoverable taxes receivable	-	1,428,569
Deferred income taxes	1,256,780	1,256,780
Total Current Assets	64,099,605	63,252,611

Property, Plant and Equipment	49,358,618	47,983,565
Accumulated depreciation	(24,429,075)	(22,749,351)
	24,929,543	25,234,214

Goodwill	13,911,069	13,955,608
Trademarks	140,229	135,473
Patents, technology, and other intangibles net of accumulated amortization	3,784,666	3,981,338
Prepaid pension cost	1,837,746	1,792,657
	19,673,710	19,865,076
TOTAL ASSETS	$108,702,858	$108,351,901

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$9,191,794	$8,183,408
Accrued compensation	1,808,947	2,571,970
Other accrued expenses	1,451,183	2,345,091
Current portion of long-term debt	3,087,389	3,123,742
Total Current Liabilities	15,539,313	16,224,211

Deferred income taxes	2,443,611	2,390,882
Other long-term liabilities	1,645,304	1,620,311
Long-term debt, less current portion	12,859,058	14,383,060
Accrued postretirement benefits	971,692	1,111,234
Accrued pension cost	1,616,129	1,226,994
Interest rate swap obligation	538,067	577,941

Shareholders’ Equity
Preferred Stock, no par value: Authorized and unissued 2,000,000 shares
Common Stock, no par value: Authorized: 50,000,000 shares
Issued: 8,382,563 shares in 2008 and 8,354,978 shares in 2007	22,512,725	22,173,795
Treasury Stock: 2,545,379 shares in 2008 and 2007	(16,967,562)	(16,967,562)
Retained earnings	67,892,255	66,262,566

Accumulated other comprehensive income (loss):
Foreign currency translation	2,610,513	2,400,268
Unrecognized net pension and postretirement benefit costs, net of tax	(2,614,132)	(2,682,183)
Derivative financial instruments, net of taxes	(344,115)	(369,616)
Accumulated other comprehensive loss	(347,734)	(651,531)
Total Shareholders’ Equity	73,089,684	70,817,268
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$108,702,858	$108,351,901

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Six Months Ended		Three Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net sales	$69,017,629	$86,492,645	$36,098,718	$34,175,471
Cost of products sold	(55,381,947)	(64,320,519)	(29,227,137)	(28,033,038)
Gross margin	13,635,682	22,172,126	6,871,581	6,142,433

Selling and administrative expenses	(9,227,928)	(9,911,556)	(4,534,735)	(4,742,145)
Operating profit	4,407,754	12,260,570	2,336,846	1,400,288

Interest expense	(544,752)	(692,461)	(269,591)	(317,485)
Other income	25,822	89,962	7,868	76,986
Income before income taxes	3,888,824	11,658,071	2,075,123	1,159,789

Income taxes	1,327,446	4,171,477	720,423	431,433
Net income	$2,561,378	$7,486,594	$1,354,700	$728,356

Earnings per Share:
Basic	$.44	$1.35	$.23	$.13

Diluted	$.42	$1.25	$.22	$.12

Cash dividends per share:	$.16	$.16	$.08	$.08

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Six Months Ended		Three Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net income	$2,561,378	$7,486,594	$1,354,700	$728,356
Other comprehensive income:
Change in foreign currency translation	210,245	858,182	309,933	804,054
Change in pension and postretirement benefit costs, net of taxes of: 2008 – $38,356 and $17,895, respectively 2007 – $70,208 and $35,104, respectively	68,051	121,826	31,750	60,913
Change in fair value of derivative financial instruments, net of income taxes of: 2008 – $14,373 and $170,967, respectively 2007 – $68,482 and $90,290, respectively	25,501	120,533	303,336	156,672
	303,797	1,100,541	645,019	1,021,639
Comprehensive income	$2,865,175	$8,587,135	$1,999,719	$1,749,995

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 28, 2008	June 30, 2007
Operating Activities
Net income	$2,561,378	$7,486,594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,006,417	2,343,878
Provision for doubtful accounts	-	27,438
Loss on sale of equipment and other assets	771	11,997
Issuance of Common Stock for directors’ fees	21,699	27,586
Changes in operating assets and liabilities:
Accounts receivable	(2,079,453)	4,772,823
Inventories	(1,215,064)	1,197,849
Prepaid expenses and other	(236,068)	(463,481)
Prepaid pension cost	478,634	(607,948)
Other assets	(79,930)	(108,725)
Accounts payable	870,226	(5,452,369)
Accrued compensation	(778,373)	(1,077,091)
Other accrued expenses	448,265	(1,276,335)
Net cash provided by operating activities	1,998,502	6,882,216

Investing Activities
Purchases of property, plant and equipment	(1,266,789)	(1,368,963)
Proceeds from sale of equipment and other assets	-	21,350
Business acquisition	(128,325)	-
Net cash used in investing activities	(1,395,114)	(1,347,613)

Financing Activities
Principal payments on long-term debt	(1,560,355)	(1,554,511)
Proceeds from sales of Common Stock	256,313	1,157,023
Tax benefit from exercise of incentive stock options	60,919	892,241
Purchases of Common Stock for treasury	-	(223,085)
Dividends paid	(931,688)	(886,539)
Net cash used in financing activities	(2,174,811)	(614,871)

Effect of exchange rate changes on cash	80,671	196,665
Net change in cash and cash equivalents	(1,490,752)	5,116,397

Cash and cash equivalents at beginning of period	8,209,722	3,101,458
Cash and cash equivalents at end of period	$6,718,970	$8,217,855

See accompanying notes.

THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 28, 2008

Note A – Basis of Presentation

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

The condensed consolidated balance sheet as of December 29, 2007 has been derived from the audited consolidated balance sheet at that date.

Note B – Earnings Per Share

The denominators used in the earnings per share computations follow:

	Six Months Ended		Three Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Basic:
Weighted average shares outstanding	5,823,781	5,550,219	5,835,601	5,593,073

Diluted:
Weighted average shares outstanding	5,823,781	5,550,219	5,835,601	5,593,073
Dilutive stock options	331,918	439,866	318,669	455,060
Denominator for diluted earnings per share	6,155,699	5,990,085	6,154,270	6,048,133

Note C – Inventories

The components of inventories follow:

	June 28, 2008	December 29, 2007

Raw material and component parts	$ 8,820,598	$ 8,435,858
Work in process	8,852,442	8,482,427
Finished goods	14,170,276	13,572,411
	$ 31,843,316	$ 30,490,696

Note D – Segment Information

Segment financial information follows:

	Six Months Ended		Three Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Revenues:
Sales to unaffiliated customers:
Industrial Hardware	$30,360,841	$49,352,544	$15,813,230	$14,554,727
Security Products	29,129,716	29,946,726	15,078,435	15,817,115
Metal Products	9,527,072	7,193,375	5,207,053	3,803,629
	$69,017,629	$86,492,645	$36,098,718	$34,175,471

Income before income taxes:
Industrial Hardware	$2,551,824	$11,134,088	$1,519,470	$898,665
Security Products	2,269,366	2,393,370	1,194,345	1,289,202
Metal Products	(413,436)	(1,266,888)	(376,969)	(787,579)
Operating Profit	4,407,754	12,260,570	2,336,846	1,400,288
Interest expense	(544,752)	(692,461)	(269,591)	(317,485)
Other income	25,822	89,962	7,868	76,986
	$3,888,824	$11,658,071	$2,075,123	$1,159,789

Note E – Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring the fair value of assets and liabilities, and expands disclosure requirements regarding the fair value measurement. SFAS 157 does not expand the use of fair value measurements. This statement, as issued, is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB Staff Position (FSP) FAS No. 157-2 was issued in February 2008 and deferred the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 2008. As such, the Company adopted SFAS 157 as of December 30, 2007 for financial assets and liabilities only. There was no material impact on the Company’s consolidated financial statements. As of June 28, 2008, the Company’s financial liability subject to SFAS 157 consisted of an interest rate swap agreement (included in Interest rate swap obligation on the consolidated balance sheets). The Company determined fair value for the derivative liability based on third party valuation models (i.e. Level 2 as defined under SFAS 157). The Company does not have any financial assets subject to SFAS 157. The Company does not believe that the adoption of SFAS 157 to non-financial assets and liabilities will have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are limited to, accounts receivable, accounts payable, and issued debt. If elected, SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not elected to measure any additional assets or liabilities at fair value that are not already measured at fair value under existing standards.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”), which expands the disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 expands the disclosure provisions to apply to all entities with derivative instruments subject to SFAS No. 133 and its related interpretations. The provisions also apply to related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. Such disclosures, as well as existing SFAS No. 133 required disclosures, generally will need to be presented for every annual and interim reporting period. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company has not determined the impact, if any, of the adoption of SFAS No. 161.

In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS No. 142-3”). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The intent of FSP SFAS No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other applicable accounting literature. FSP SFAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company has not determined the impact, if any, of the adoption of FSP SFAS No. 142-3.

In May 2008, the FASB issued SFAS No. 162, Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company has not determined the impact, if any, of the adoption of SFAS No. 162.

Note F – Debt

The interest rates on the term and the revolving credit portions of the Loan Agreement vary. The interest rates may vary based on the LIBOR rate plus a margin spread of 1.0% to 1.65% for the term portion and 1.0% to 1.6% for the revolving credit portion. The margin rate spread is based on operating results calculated on a rolling-four-quarter basis. The Company may also borrow funds at the lender’s prime rate. On June 28, 2008, the interest rate on the term portion of the Loan Agreement was 3.70%. The Company did not utilize the revolving loan during the second quarter or the first half of 2008.

Note G – Goodwill

The following is a roll-forward of goodwill from year-end 2007 to the end of the second quarter 2008:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total

Beginning balance	$2,121,792	$11,833,816	$—	$13,955,608
Foreign exchange	(44,539)	—	—	(44,539)
Ending balance	$2,077,253	$11,833,816	$—	$13,911,069

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

The gross carrying amount and accumulated amortization of amortizable intangible assets:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total	Weighted-Average Amortization Period (Years)
2008 Gross Amount:
Patents and developed technology	$ 2,735,109	$ 1,110,908	$ 82,747	$ 3,928,764	15.8
Customer relationships	45,825	1,921,811	-	1,967,636	5.0
Non-compete agreements	30,000	90,735	-	120,735	5.0
Other	-	3,941	-	3,941	-
Total Gross Intangibles	$ 2,810,934	$ 3,127,395	$ 82,747	$ 6,021,076	11.8

2008 Accumulated Amortization:
Patents and developed technology	$ 1,124,700	$ 301,290	$ 69,961	$ 1,495,951
Customer relationships	4,582	669,395	-	673,977
Non-compete agreements	3,000	63,482	-	66,482
Accumulated Amortization	$ 1,132,282	$ 1,034,167	$ 69,961	$ 2,236,410

Net June 28, 2008 per Balance Sheet	$ 1,678,652	$ 2,093,228	$ 12,786	$ 3,784,666

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total	Weighted-Average Amortization Period (Years)
2007 Gross Amount:
Patents and developed technology	$ 2,738,893	$ 1,088,592	$ 82,747	$ 3,910,232	15.7
Customer relationships	-	1,921,811	-	1,921,811	5.0
Non-compete agreements	-	90,735	-	90,735	5.0
Other	-	3,941	-	3,941	-
Total Gross Intangibles	$ 2,738,893	$ 3,105,079	$ 82,747	$ 5,926,719	11.8

2007 Accumulated Amortization:
Patents and developed technology	$ 1,077,608	$ 263,255	$ 67,501	$ 1,408,364
Customer relationships	-	477,495	-	477,495
Non-compete agreements	-	59,522	-	59,522
Accumulated Amortization	$ 1,077,608	$ 800,272	$ 67,501	$ 1,945,381

Net December 29, 2007 per Balance Sheet	$ 1,661,285	$ 2,304,807	$ 15,246	$ 3,981,338

Note I – Retirement Benefit Plans

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

Significant disclosures relating to these benefit plans for the second quarter and first six months of Fiscal 2008 and 2007 follow:

	Pension Benefits
	Six Months Ended		Three Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Service cost	$910,078	$885,563	$455,039	$442,781
Interest cost	1,317,338	1,241,000	658,669	620,500
Expected return on plan assets	(1,823,038)	(1,643,436)	(911,519)	(821,718)
Amortization of prior service cost	102,058	40,896	51,029	20,448
Amortization of transition obligation	-	(5,924)	-	(2,962)
Amortization of the net loss	32,530	178,532	16,265	89,266
Net periodic benefit cost	$538,966	$696,631	$269,483	$348,315

	Postretirement Benefits
	Six Months Ended		Three Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Service cost	$62,532	$52,536	$36,759	$26,268
Interest cost	60,950	61,500	30,780	30,750
Expected return on plan assets	(44,251)	(38,302)	(25,462)	(19,151)
Amortization of prior service cost	(11,718)	(11,944)	(5,859)	(5,972)
Amortization of the net gain	(16,463)	(9,526)	(11,790)	(4,763)
Net periodic benefit cost	$51,050	$54,264	$24,428	$27,132

The Company’s funding policy with respect to its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations. In 2008, the Company is required to contribute $317,000 into its hourly pension plans and $161,000 into its postretirement plan. As of June 28, 2008, the Company has made contributions totaling $209,000 to the hourly pension plans and $82,000 to its postretirement plan and will make the remaining contributions as required during the remainder of the year.

The Company has a contributory savings plan under Section 401(k) of the Internal Revenue Code covering substantially all U.S. non-union employees. The plan allows participants to make voluntary contributions of up to 100% of their annual compensation on a pretax basis, subject to IRS limitations. The plan provides for contributions by the Company at its discretion. The Company made contributions of $48,405 and $93,843 in the second quarter and first six months of 2008, respectively, and $44,564 and $88,340 in the second quarter and first six months of 2007, respectively.

Note J – Stock Based Compensation and Stock Options

The Company has stock option plans for officers, other key employees, and non-employee directors: the 1989, 1995, 1997 and 2000 plans. Options granted under the 1989 plan and incentive stock options granted under the 1995 and 2000 plans must have exercise prices that are not less than 100% of the fair market value of the stock on the dates the options are granted. Restricted stock awards may also be granted to participants under the 1995 and 2000 plans with restrictions determined by the Compensation Committee of the Company’s Board of Directors. Under the 1995, 1997, and 2000 plans, nonqualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Company’s Board of Directors. No options or restricted stock were granted in 2008 or 2007.

As of June 28, 2008, there were 367,500 shares available for future grant under the above noted 2000 plan and there were no shares available for grant from the 1997, 1995 and 1989 plans. As of June 28, 2008, there were 1,004,250 shares of common stock reserved under all option plans for future issuance.

	Six Months Ended June 28, 2008		Year Ended December 29, 2007
	Shares	Weighted - Average Exercise Price	Shares	Weighted - Average Exercise Price
Outstanding at beginning of period	663,000	$10.099	1,002,750	$9.233
Granted	—	—	—	—
Exercised	(26,250)	9.764	(339,750)	7.544
Outstanding at end of period	636,750	10.113	663,000	10.099

Options Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of June 28, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 9.33 – $10.20	562,500	1.4	$9.697
$12.33 – $13.58	74,250	5.1	13.264
	636,750	1.9	10.113

At June 28, 2008, outstanding and exercisable options had an intrinsic value of $3,334,748. The total intrinsic value of stock options exercised in the first six months of 2008 was $159,150. For the six month periods ended June 28, 2008 and June 30, 2007, the Company recognized tax benefits of $60,919 and $892,241, respectively, resulting from the exercise of non-qualified stock options and the disqualification of incentive stock options that were exercised and sold prior to the required holding period.

Note K – Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2004 and non-U.S. income tax examinations by tax authorities prior to 2001.

The total amount of unrecognized tax benefits could increase or decrease within the next twelve months for a number of reasons including the closure of federal, state and foreign tax years by expiration of the statute of limitations and the recognition and measurement considerations under FASB Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes and interpretation of FASB Statement No. 109. There have been no significant changes to the total amount of unrecognized tax benefits during the three months ended June 28, 2008. The Company believes that it is reasonably possible that approximately $235,000 of unrecognized tax benefits related to the earnings of its Hong Kong subsidiary will be recognized over the next twelve months.

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

Note M – Stock Rights

On July 23, 2008, subsequent to the end of the second quarter the Company adopted a new stock rights plan to replace the plan that expired on July 22, 2008. At the plan’s inception on July 23, 2008, there were 5,837,184 stock rights outstanding under the plan. Each right may be exercised to purchase one share of the Company’s common stock at an exercise price of $80.00, subject to adjustment to prevent dilution.

The rights generally become exercisable ten days after an individual or group acquires 10% or more of the Company’s outstanding common stock, or after the commencement or announcement of an offer to acquire 10% or more of the Company’s common stock. The stock rights, which do not have voting privileges, expire on July 23, 2018, and may be redeemed by the Company at a price of $0.01 per right at any time prior to their expiration. In the event that the Company were acquired in a merger or other business combination transaction, provision shall be made so that each holder of a right shall have the right to receive, upon exercise of the right at its then current exercise price, that number of shares of common stock of the surviving company which at the time of such transaction would have a market value of two times the exercise price of the right.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in the Company’s financial position and results of operations for the twenty-six weeks ended June 28, 2008. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 29, 2007 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

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

Overview

During the second quarter of 2008, the Company experienced a 6% increase in sales as compared to the second quarter of 2007. In the second quarter of 2008 Industrial Hardware sales increased 9%, Security Products sales decreased 5% and Metal Products experienced a 37% increase in sales compared to the prior year period. The increase in the Industrial Hardware segment was the result of sales from the introduction of new products. The decrease in the Security Products segment was due to a decrease in sales volume of existing products in our commercial laundry market and oven latches sold to the high-end appliance market. The increase in the Metals Products segment was due to a combination of increased sales volume of existing products and price increases to customers.

Gross margin as a percentage of sales for the three months ended June 28, 2008 was 19% compared to 18% in the comparable period a year ago. The increase in the gross margin was primarily the result of price increases to customers and sales of new products.

Sales in the first six months of 2008 decreased 20% compared to the prior year, due to the completion of one-time orders to produce door latching components for a military project to up-armor existing Humvees in the 2007 period. Excluding the sales from the military contract, sales of our “core” business units increased 1% in the first half of 2008. Sales decreased in the Industrial Hardware segment by 39% in the first six months of 2008 compared to the 2007 period, reflecting the military sales completed in the 2007 period. In addition, the Security Products segment experienced a 3% decrease, due to lower sales volume of existing products, and the Metal Products segment experienced a 32% increase in sales compared to the prior year period, due to a combination of increased sales volume of existing products and price increases to customers.

Gross margin as a percentage of sales for the six months ended June 28, 2008 was 20% compared to 26% in the comparable period a year ago. Higher sales volume in the first six months of 2007, particularly the door latching components for the military project to up-armor existing Humvees which was completed in the first quarter of 2007, resulted in better utilization of our production capacity mainly in the Industrial Hardware segment and was the primary reason for the higher gross margin in the 2007 period. The Security Products and Metal Products segments experienced increases in gross margin as a percent of sales of 0.5% and 12.4%, respectively. While the Security Products segment was comparable year over year, the increase in the Metal Products segment was primarily the result of higher sales volume of existing products and price increases to customers.

Raw material prices have continued to increase during the second quarter of 2008, primarily for plastic resin, hot and cold rolled steel and scrap iron. The Company is recovering these increases from our customers, wherever possible. Currently, there is no indication that the Company will not be able to obtain supplies of all the materials that it requires. Raw material costs will continue to have a negative impact on gross margins unless prices for raw materials stabilize.

Cash flow from operations in the first six months of 2008 has declined compared to the same period in 2007, mainly due to the higher sales volume from the military up-armor project which benefited the prior year period. In addition, the Company has selectively increased inventories in certain products lines to meet demand in 2008. The Company’s line of credit, along with controlling discretionary expenditures, should provide sufficient cash flow to enable the Company to meet all its existing obligations.

A more detailed analysis of the Company’s results of operations and financial condition follows:

Results of Operations

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of income as a percentage of net sales, by segment:

	Three Months Ended June 28, 2008
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	77.7%	77.7%	100.4%	81.0%
Gross margin	22.3%	22.3%	-0.4%	19.0%

Selling and administrative expense	12.7%	14.4%	6.8%	12.5%
Operating profit	9.6%	7.9%	-7.2%	6.5%

	Three Months Ended June 30, 2007
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	78.8%	77.8%	111.7%	82.0%
Gross margin	21.2%	22.2%	-11.7%	18.0%

Selling and administrative expense	15.0%	14.0%	9.0%	13.9%
Operating profit	6.2%	8.2%	-20.7%	4.1%

The following table shows the amount of change for the second quarter of 2008 compared to the second quarter of 2007 in sales, cost of products sold, gross margin, selling and administrative expenses and operating profit, by segment (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$ 1,259	$ (739)	$ 1,403	$ 1,923

Volume	-0.1%	-5.4%	18.1%	-0.5%
Prices	1.9%	-0.4%	18.8%	2.7%
New products	6.8%	1.1%	0.0%	3.4%
	8.6%	-4.7%	36.9%	5.6%

Cost of products sold	$ 818	$ (603)	$ 979	$ 1,194
	7.1%	-4.9%	23.0%	4.3%

Gross margin	$ 441	$ (136)	$ 424	$ 729
	14.3%	-3.9%	95.6%	11.9%

Selling and administrative expenses	$ (180)	$ (41)	$ 13	$ (208)
	-8.3%	-1.8%	4.0%	-4.4%

Operating profit	$ 621	$ (95)	$ 411	$ 937
	69.1%	-7.4%	52.1%	66.9%

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of income as a percentage of net sales, by segment:

	Six Months Ended June 28, 2008
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	78.2%	77.1%	96.2%	80.2%
Gross margin	21.8%	22.9%	3.8%	19.8%

Selling and administrative expense	13.4%	15.1%	8.1%	13.4%
Operating profit	8.4%	7.8%	-4.3%	6.4%

	Six Months Ended June 30, 2007
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	67.4%	77.6%	108.6%	74.4%
Gross margin	32.6%	22.4%	-8.6%	25.6%

Selling and administrative expense	10.0%	14.4%	9.0%	11.4%
Operating profit	22.6%	8.0%	-17.6%	14.2%

The following table shows the amount of change for the first six months of 2008 compared to the first six months of 2007 in sales, cost of products sold, gross margin, selling and administrative expenses and operating profit, by segment (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$ (18,992)	$ (817)	$ 2,334	$ (17,475)

Volume	-42.4%	-4.1%	10.2%	-24.8%
Prices	0.3%	0.2%	19.2%	1.8%
New products	3.6%	1.2%	3.0%	2.8%
	-38.5%	-2.7%	32.4%	-20.2%

Cost of products sold	$ (9,526)	$ (764)	$ 1,352	$ (8,938)
	-28.6%	-3.3%	17.3%	-13.9%

Gross margin	$ (9,466)	$ (53)	$ 982	$ (8,537)
	-58.9%	-0.8%	158.3%	-38.5%

Selling and administrative expenses	$ (884)	$ 71	$ 129	$ (684)
	-17.9%	1.7%	19.9%	-6.9%

Operating profit	$ (8,582)	$ (124)	$ 853	$ (7,853)
	-77.1%	-5.2%	67.4%	-64.0%

Industrial Hardware Segment

Net sales in the Industrial Hardware segment were up 9% in the second quarter of 2008 and down 39% in the first half compared to the prior year periods. The increase in sales in the second quarter was the result of new product introductions, including a handle rescue wrench, inside handle assembly and a padlock t-handle assembly for the military market; a water resistant 3 t-handle for the distribution market; a multi-stage rotary for the truck accessory market; honeycomb core electronic panels for the high-tech market; and various honeycomb panels and enclosures for the transportation market. The decrease in sales in the first six months of 2008 compared to the prior year period was due to the fulfillment of orders to produce door latching components for a military project to up-armor existing Humvees in the 2007 period. Excluding the sales from the military contract in the Industrial Hardware segment, sales of our “core” business units in this segment decreased 3% in the first half of 2008. This decrease was due to lower sales volume of “sleeper cabs” for the Class 8 truck market compared to the prior year, the impact of which was reduced by sales generated from the introduction of new products.

Cost of products sold for the Industrial Hardware segment increased 7% in the second quarter and decreased 29% in the first half of 2008 compared to the prior year periods. The increase in the second quarter of 2008 was due to higher raw material costs and payroll and payroll related charges than in the prior year period. The decrease in the first half of 2008 compared to the prior year was the result of the fulfillment of orders to produce door latching components for a military project to up-armor existing Humvees which was completed during the first quarter of 2007.

Gross margin as a percent of net sales was comparable at 22% and 21% in the second quarter of 2008 and 2007, respectively. Gross margin decreased from 33% to 22% in the first half of 2008 compared to the prior year period as a direct result of the significant decrease in sales volume, primarily the fulfillment of orders to produce door latching components for a military project to up-armor existing Humvees which was completed during the first quarter of 2007, resulting in more efficient utilization of our existing facilities in that earlier period.

Selling and administrative expenses decreased 8% for the second quarter and 18% for the first half of 2008 compared to the prior year periods primarily due to decreases in payroll and payroll related charges, resulting from the completion of the military contract in 2007. Additionally, this segment benefited from a reduction in the allocation of corporate charges based on the lower sales volume in 2008.

Security Products Segment

Net sales in the Security Products segment decreased 5% in the second quarter and 3% in the first half of 2008 compared to the 2007 periods. The decrease in sales in the second quarter of 2008 in the Security Products segment is mainly the result of lower sales volume of existing products to the commercial laundry market and oven latches sold to the high-end appliance market. The decrease in the first half of 2008 is due to the lower sales volume of lock related products, which occurred in the first quarter of 2008. Sales of new products focused on lock products such as a wing knob lock with a flip-up cover for the truck accessory market; variations of the SearchAlertTM for the luggage market; backplates, a clamp set, trim mold and turn signal stalks for motorcycles; as well as various other items for the many markets we service.

Cost of products sold for the Security Products segment was down 5% in the second quarter and 3% in the first half of 2008 compared to the same periods in 2007. The decrease in cost of products sold was due to the decrease in sales volume and the mix of products sold compared to the prior year periods.

Gross margin as a percentage of sales in both the second quarter and first half were comparable at 22% for all periods.

Selling and administrative expenses decreased 2% in the second quarter and increased 2% in the first half of 2008 from 2007 levels. The decrease in the second quarter of 2008 compared to the prior year period was due to a reduction in travel expenses and a change in the allocation of corporate charges. The increase in the first half was due to increased payroll and payroll related charges, higher advertising expenses and higher sales commission payments in the 2008 period.

Metal Products Segment

Net sales in the Metal Products segment were up 37% in the second quarter and 32% in the first half of 2008 as compared to the prior year periods. Sales of mining products were up 55% in the second quarter and 44% in the first half of 2008 compared to the prior year periods. Sales of contract castings decreased 11% in the second quarter and increased 4% in the first half of 2008 from the prior year levels. New product sales included a cablehead used in underground mining.

Cost of products sold increased 23% in the second quarter and 17% in the first half of 2008 compared to the same periods in 2008. The major factor driving the increase in cost of products sold is the increased cost of scrap metal, the main ingredient used in the making of malleable and ductile iron. The increase in cost of products sold is also attributable to the mix of products produced, utilities, supplies and tools, equipment maintenance and payroll and payroll related charges as compared to the prior year periods.

Gross margin as a percentage of net sales improved from -12% to 0% in the second quarter of 2008 and from -9% to 4% for the first half of 2008 compared to the 2007 periods. The increase is primarily due to increased sales volume of existing products, the mix of products produced and price increases to our customers.

Selling and administrative expenses were up 4% in the second quarter and 20% in the first half of 2008 compared to the same periods in 2007. The increases were due to increases in payroll and payroll related charges and higher sales commissions resulting from the higher sales volume, as well as an increase in the allocation of corporate charges based on higher sales volume in 2008.

Other Items

Interest expense decreased 15% in the first quarter and 21% in the first half of 2008 compared to the prior year periods due to the lower debt balances, lower interest rates, and borrowings under the revolving credit portion of the loan agreement obtained in the 2007 first quarter to fund interim working capital needs at that time for the aforementioned military contract.

Other income decreased 90% in the quarter and 71% from the first six months of 2007 to 2008 due to lower cash balances in the Company’s cash management program and lower interest rates in 2008, which resulted in lower interest income.

Income taxes reflected the change in the earnings level. The effective tax rate in the second quarter of 2008 was 34.7% compared to 37.2% in the second quarter of 2007. The effective tax rate for the first six months of 2008 was 34.1% compared to 35.8% in the first six months of 2007. The decrease in the effective tax rate is the result of the mix of U.S. and foreign income, as well as a change in the mix of U.S. earnings in states with lower income tax rates.

Liquidity and Sources of Capital

The Company generated $2.0 million from operations for the first six months of 2008 compared to $6.9 million for the same period in 2007. The change in cash flows was primarily the result of changes in the level of sales related to the Company’s military contract, which was completed in the first quarter of 2007, and the associated timing differences for collections of accounts receivable and payments of liabilities and changes in inventories. Cash flow from operations coupled with cash on hand at the beginning of the year were sufficient to fund capital expenditures, debt service, incentive payments, contributions to the Company’s pension plans, and dividend payments. The Company did not utilize the line of credit during the second quarter or first half of 2008. During the first half of 2007, the maximum balance outstanding on the line of credit was approximately $5.3 million; however, the line was completely re-paid at the end of the first quarter of 2007 and was not utilized during the second quarter of 2007.

Additions to property, plant and equipment were $1.3 million during the first six months of 2008 versus $1.4 million for the comparable period in the prior year. Total capital expenditures for 2008 are expected to be in the range of $2.5 million to $3.0 million. There are no outstanding commitments for these estimated capital expenditures.

Total inventories as of June 28, 2008 were $31.8 million, compared to $30.5 million at year-end 2007. The inventory turnover ratio of 3.5 turns at the end of the second quarter was slightly lower than both the prior year second quarter and year-end 2007 ratio of 4.7 and 3.9 turns, respectively. The decrease in inventory turns is due to selective increases in inventories in certain products lines to meet demand in 2008. Accounts receivable increased by $2.1 million from year end and increased $930,000 from the second quarter of Fiscal 2007. The average days sales in accounts receivable for the second quarter of 2008 at 53 days was comparable to the second quarter of 2007 at 54 days, but increased from year end 2007 at 44 days. The increase was due to a slowdown of collections in the Security Products segment. The Company is confident that these receivables will ultimately be collected.

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

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company is currently undergoing investigation by the U.S. Department of Environmental Protection and N.Y. Department of Environmental Conservation for various anonymous complaints regarding its metal castings facility. The Company recorded a contingent liability of $250,000 in December 2007 for settlement of this matter. Based on current information available, the Company believes this matter will be settled for $250,000 during 2008. The liability has been reduced by approximately $82,000 that has been spent through the first half of 2008 toward remedies required under the settlement agreement.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

See the information set forth in Part II, Item 4 of the Form 10-Q of the Company for the quarterly period ended March 29, 2008.

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

99(2)) Form 8-K filed on April 22, 2008 setting forth the press release reporting the Company’s earnings for the quarter ended March 29, 2008 is incorporated herein by reference.

99(3)) Form 8-K filed on June 23, 2008 setting forth the Company’s 2008 Rights Agreement is incorporated herein by reference.

99(4)) Form 8-K filed on July 9, 2008 setting forth the Company’s loss of an Emeritus Director is incorporated herein by reference.

99(5)) Form 8-K filed on July 23, 2008 setting forth the press release reporting the Company’s earnings for the quarter ended June 28, 2008 is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE EASTERN COMPANY
(Registrant)
DATE: July 29, 2008	/s/Leonard F. Leganza
Leonard F. Leganza Chairman, President and Chief Executive Officer

DATE: July 29, 2008	/s/John L. Sullivan III
John L. Sullivan III Vice President and Chief Financial Officer