Form 10-Q
period 2008-09-27
EASTERN CO
filed 2008-10-28
CIK 31107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 27, 2008

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 27, 2008
Common Stock, No par value	5,958,314

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	September 27, 2008	December 29, 2007
Current Assets
Cash and cash equivalents	$9,184,034	$8,209,722
Accounts receivable, less allowances: $339,000 - 2008; $342,000 - 2007	21,884,932	18,993,934
Inventories	29,499,583	30,490,696
Prepaid expenses and other assets	2,888,386	2,872,910
Recoverable taxes receivable	-	1,428,569
Deferred income taxes	1,256,780	1,256,780
Total Current Assets	64,713,715	63,252,611

Property, Plant and Equipment	49,724,215	47,983,565
Accumulated depreciation	(25,195,474)	(22,749,351)
	24,528,741	25,234,214

Goodwill	13,883,070	13,955,608
Trademarks	143,818	135,473
Patents, technology, and other intangibles net of accumulated amortization	3,744,076	3,981,338
Prepaid pension cost	1,860,291	1,792,657
	19,631,255	19,865,076
TOTAL ASSETS	$108,873,711	$108,351,901

LIABILITIES AND SHAREHOLDERS’ EQUITY	September 27, 2008	December 29, 2007
Current Liabilities
Accounts payable	$8,806,189	$8,183,408
Accrued compensation	2,070,349	2,571,970
Other accrued expenses	855,879	2,345,091
Current portion of long-term debt	3,021,378	3,123,742
Total Current Liabilities	14,753,795	16,224,211

Deferred income taxes	2,463,669	2,390,882
Other long-term liabilities	1,645,304	1,620,311
Long-term debt, less current portion	12,142,857	14,383,060
Accrued postretirement benefits	899,264	1,111,234
Accrued pension cost	1,877,916	1,226,994
Interest rate swap obligation	535,625	577,941
Minority interest	111,948	-

Shareholders’ Equity
Preferred Stock, no par value: Authorized and unissued 2,000,000 shares
Common Stock, no par value: Authorized: 50,000,000 shares
Issued: 8,530,853 shares in 2008 and 8,354,978 shares in 2007	24,162,719	22,173,795
Treasury Stock: 2,572,539 shares in 2008 and 2,545,379 shares in 2007	(17,368,172)	(16,967,562)
Retained earnings	68,297,665	66,262,566

Accumulated other comprehensive income (loss):
Foreign currency translation	2,273,781	2,400,268
Unrecognized net pension and postretirement benefit costs, net of tax	(2,580,106)	(2,682,183)
Derivative financial instruments, net of taxes	(342,554)	(369,616)
Accumulated other comprehensive loss	(648,879)	(651,531)
Total Shareholders’ Equity	74,443,333	70,817,268
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$108,873,711	$108,351,901

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net sales	$103,568,528	$122,520,357	$34,550,899	$36,027,712
Cost of products sold	(84,486,176)	(93,359,015)	(29,104,229)	(29,038,496)
Gross margin	19,082,352	29,161,342	5,446,670	6,989,216

Selling and administrative expenses	(13,607,617)	(14,708,553)	(4,379,689)	(4,796,997)
Operating profit	5,474,735	14,452,789	1,066,981	2,192,219

Interest expense	(810,472)	(985,423)	(265,720)	(292,962)
Other income	29,782	152,933	3,960	62,971
Income before income taxes and minority interest	4,694,045	13,620,299	805,221	1,962,228

Income taxes	1,270,678	4,427,063	(56,768)	255,586
Income before minority interest	3,423,367	9,193,236	861,989	1,706,642
Minority interest	13,052	-	13,052	-
Net income	$3,436,419	$9,193,236	$875,041	$1,706,642

Earnings per Share:
Basic	$.59	$1.64	$.15	$.30

Diluted	$.56	$1.54	$.14	$.29

Cash dividends per share:	$.24	$.24	$.08	$.08

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net income	$3,436,419	$9,193,236	$875,041	$1,706,642
Other comprehensive income:
Change in foreign currency translation	(126,487)	1,402,130	(336,732)	543,948
Change in pension and postretirement benefit costs, net of taxes of: 2008 – $57,534 and $19,178, respectively 2007 – $105,788 and $35,581, respectively	102,077	183,566	34,026	61,740
Change in fair value of derivative financial instruments, net of taxes of: 2008 – $15,254 and $881, respectively 2007 – ($46,701) and ($115,183), respectively	27,062	(79,335)	1,561	(199,868)
	2,652	1,506,361	(301,145)	405,820
Comprehensive income	$3,439,071	$10,699,597	$573,896	$2,112,462

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 27, 2008	September 29, 2007
Operating Activities
Net income	$3,436,419	$9,193,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,004,113	3,384,316
Provision for doubtful accounts	-	33,075
Loss on sale of equipment and other assets	771	9,997
Issuance of Common Stock for directors’ fees	27,840	39,884
Minority interest	(13,052)	-
Changes in operating assets and liabilities:
Accounts receivable	(2,912,006)	3,429,937
Inventories	978,417	(38,620)
Prepaid expenses and other	1,214,722	(149,578)
Prepaid pension cost	785,170	(1,067,512)
Other assets	(111,362)	(166,120)
Accounts payable	557,621	(4,632,587)
Accrued compensation	(504,217)	(707,479)
Other accrued expenses	(1,457,975)	(2,491,632)
Net cash provided by operating activities	5,006,461	6,836,917

Investing Activities
Purchases of property, plant and equipment	(1,730,843)	(2,039,394)
Proceeds from sale of equipment and other assets	-	23,350
Business acquisition	(128,325)	-
Net cash used in investing activities	(1,859,168)	(2,016,044)

Financing Activities
Principal payments on long-term debt	(2,342,568)	(2,332,844)
Proceeds from sales of Common Stock	1,651,558	1,966,728
Tax benefit from exercise of incentive stock options	309,526	1,373,253
Purchases of Common Stock for treasury	(400,610)	(223,085)
Dividends paid	(1,401,320)	(1,341,929)
Net cash used in financing activities	(2,183,414)	(557,877)

Effect of exchange rate changes on cash	10,433	245,609
Net change in cash and cash equivalents	974,312	4,508,605

Cash and cash equivalents at beginning of period	8,209,722	3,101,458
Cash and cash equivalents at end of period	$9,184,034	$7,610,063

See accompanying notes.

THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 27, 2008

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

On August 13, 2008, the Company entered into a joint venture agreement to further develop existing technology for use in the Security Products segment.  The joint venture is currently not material to the consolidated financial statements of the Company.  The Company's 80% ownership of this joint venture has been consolidated into its financial statements with the remaining 20% ownership accounted for as a minority interest therein.

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

The condensed consolidated balance sheet as of December 29, 2007 has been derived from the audited consolidated balance sheet at that date.

Note B – Earnings Per Share

The denominators used in the earnings per share computations follow:

	Nine Months Ended		Three Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Basic:
Weighted average shares outstanding	5,842,948	5,589,905	5,881,284	5,669,274

Diluted:
Weighted average shares outstanding	5,842,948	5,589,905	5,881,284	5,669,274
Dilutive stock options	323,901	384,329	307,865	273,255
Denominator for diluted earnings per share	6,166,849	5,974,234	6,189,149	5,942,529

Note C – Inventories

The components of inventories follow:

	September 27, 2008	December 29, 2007

Raw material and component parts	$ 8,171,385	$ 8,435,858
Work in process	8,200,884	8,482,427
Finished goods	13,127,314	13,572,411
	$ 29,499,583	$ 30,490,696

Note D – Segment Information

Segment financial information follows:

	Nine Months Ended		Three Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Revenues:
Sales to unaffiliated customers:
Industrial Hardware	$45,267,247	$66,015,019	$14,906,407	$16,662,475
Security Products	43,506,017	46,127,092	14,376,300	16,180,366
Metal Products	14,795,264	10,378,246	5,268,192	3,184,871
	$103,568,528	$122,520,357	$34,550,899	$36,027,712

Income before income taxes:
Industrial Hardware	$3,386,086	$11,932,596	$834,262	$798,509
Security Products	3,448,918	4,056,059	1,179,552	1,662,688
Metal Products	(1,360,269)	(1,535,866)	(946,833)	(268,978)
Operating Profit	5,474,735	14,452,789	1,066,981	2,192,219
Interest expense	(810,472)	(985,423)	(265,720)	(292,962)
Other income	29,782	152,933	3,960	62,971
Income before income taxes and minority interest	$4,694,045	$13,620,299	$805,221	$1,962,228

Note E – Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring the fair value of assets and liabilities, and expands disclosure requirements regarding the fair value measurement. SFAS 157 does not expand the use of fair value measurements. This statement, as issued, is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB Staff Position (FSP) FAS No. 157-2 was issued in February 2008 and deferred the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 2008. As such, the Company adopted SFAS 157 as of December 30, 2007 for financial assets and liabilities only. There was no material impact on the Company’s consolidated financial statements. As of September 27, 2008, the Company’s financial liability subject to SFAS 157 consisted of an interest rate swap agreement (included in Interest rate swap obligation on the consolidated balance sheets). The Company determined fair value for the derivative liability based on third party valuation models (i.e. Level 2 as defined under SFAS 157). The Company does not have any financial assets subject to SFAS 157. The Company does not believe that the adoption of SFAS 157 to non-financial assets and liabilities will have a material impact on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, (“SFAS No. 160”). SFAS 160 clarifies the classification of noncontrolling interests in consolidated balance sheets and reporting transactions between the reporting entity and holders of noncontrolling interests. Under this statement, noncontrolling interests are considered equity and reported as an element of consolidated equity. Further, net income encompasses all consolidated subsidiaries with disclosure of the attribution of net income between controlling and noncontrolling interests. SFAS No. 160 is effective prospectively for fiscal years beginning after December 15, 2008. The Company has not determined the impact, if any, of the adoption of SFAS No. 160.

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

In June 2008, the FASB issued Staff Position ("FSP") Emerging Issue Task Force ("EITF") Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP EITF 03-6-1"). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. Upon adoption, a company is required to retrospectively adjust its earnings per share data, including any amounts related to interim periods, summaries of earnings and selected financial data, to conform to the provisions of FSP EITF 03-6-1. The Company has not determined the impact, if any, of the adoption of FSP EITF 03-6-1.

Note F – Debt

The interest rates on the term and the revolving credit portions of the Loan Agreement vary. The interest rates may vary based on the LIBOR rate plus a margin spread of 1.0% to 1.65% for the term portion and 1.0% to 1.6% for the revolving credit portion. The margin rate spread is based on operating results calculated on a rolling-four-quarter basis. The Company may also borrow funds at the lender’s prime rate. On September 27, 2008, the interest rate on the term portion of the Loan Agreement was 4.04%. The Company did not utilize the revolving loan during the third quarter or the first nine months of 2008.

Note G – Goodwill

The following is a roll-forward of goodwill from year-end 2007 to the end of the third quarter 2008:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total

Beginning balance	$2,121,792	$11,833,816	$—	$13,955,608
Foreign exchange	(72,538)	—	—	(72,538)
Ending balance	$2,049,254	$11,833,816	$—	$13,883,070

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

The gross carrying amount and accumulated amortization of amortizable intangible assets:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total	Weighted-Average Amortization Period (Years)
2008 Gross Amount:
Patents and developed technology	$ 2,730,439	$ 1,111,638	$ 82,747	$ 3,924,824	15.8
Customer relationships	45,825	1,921,811	-	1,967,636	5.0
Non-compete agreements	30,000	90,735	-	120,735	5.0
Other	-	128,941	-	128,941	5.0
Total Gross Intangibles	$ 2,806,264	$ 3,253,125	$ 82,747	$ 6,142,136	11.7

2008 Accumulated Amortization:
Patents and developed technology	$ 1,151,178	$ 319,698	$ 71,114	$ 1,541,990
Customer relationships	6,874	765,345	-	772,219
Non-compete agreements	4,500	65,462	-	69,962
Other	-	13,889	-	13,889
Accumulated Amortization	$ 1,162,552	$ 1,164,394	$ 71,114	$ 2,398,060

Net September 27, 2008 per Balance Sheet	$ 1,643,712	$ 2,088,731	$ 11,633	$ 3,744,076

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total	Weighted-Average Amortization Period (Years)
2007 Gross Amount:
Patents and developed technology	$ 2,738,893	$ 1,088,592	$ 82,747	$ 3,910,232	15.7
Customer relationships	-	1,921,811	-	1,921,811	5.0
Non-compete agreements	-	90,735	-	90,735	5.0
Other	-	3,941	-	3,941	-
Total Gross Intangibles	$ 2,738,893	$ 3,105,079	$ 82,747	$ 5,926,719	11.8

2007 Accumulated Amortization:
Patents and developed technology	$ 1,077,608	$ 263,255	$ 67,501	$ 1,408,364
Customer relationships	-	477,495	-	477,495
Non-compete agreements	-	59,522	-	59,522
Accumulated Amortization	$ 1,077,608	$ 800,272	$ 67,501	$ 1,945,381

Net December 29, 2007 per Balance Sheet	$ 1,661,285	$ 2,304,807	$ 15,246	$ 3,981,338

Note I – Retirement Benefit Plans

The Company has non-contributory defined benefit pension plans covering certain U.S. employees. Plan benefits are generally based upon age at retirement, years of service and, for its salaried plan, the level of compensation. The Company also sponsors unfunded nonqualified supplemental retirement plans that provide certain current and former officers with benefits in excess of limits imposed by federal tax law. The measurement date for the obligations disclosed below is September 30 of each year. The Company will adopt the measurement date provision of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88 , 106, and 132(R), in 2008, which will require the Company to measure the funded status of the plans as of January 3, 2009, the end of the Company’s fiscal 2008. The Company has not determined the impact this change will have on its financial statements.

The Company also provides health care and life insurance for retired salaried employees in the United States who meet specific eligibility requirements.

Significant disclosures relating to these benefit plans for the third quarter and first nine months of Fiscal 2008 and 2007 follow:

	Pension Benefits
	Nine Months Ended		Three Months Ended
	Sept. 27, 2008	Sept. 29, 2007	Sept. 27, 2008	Sept. 29, 2007
Service cost	$1,365,117	$1,328,344	$455,039	$442,781
Interest cost	1,976,007	1,861,500	658,669	620,500
Expected return on plan assets	(2,734,557)	(2,465,153)	(911,519)	(821,717)
Amortization of prior service cost	153,087	61,344	51,029	20,448
Amortization of transition obligation	-	(8,886)	-	(2,962)
Amortization of the net loss	48,795	267,798	16,265	89,266
Net periodic benefit cost	$808,449	$1,044,947	$269,483	$348,316

	Postretirement Benefits
	Nine Months Ended		Three Months Ended
	Sept. 27, 2008	Sept. 29, 2007	Sept 27, 2008	Sept 29, 2007
Service cost	$93,799	$83,375	$31,267	$30,839
Interest cost	91,425	96,320	30,475	34,820
Expected return on plan assets	(66,376)	(66,635)	(22,125)	(28,333)
Amortization of prior service cost	(17,576)	(17,900)	(5,858)	(5,956)
Amortization of the net gain	(24,695)	(13,001)	(8,232)	(3,475)
Net periodic benefit cost	$76,577	$82,159	$25,527	$27,895

The Company’s funding policy with respect to its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations. In 2008, the Company is required to contribute $317,000 into its hourly pension plans and $161,000 into its postretirement plan. As of September 27, 2008, the Company has made contributions totaling $263,000 to the hourly pension plans and $119,000 to its postretirement plan and will make the remaining contributions as required during the remainder of the year.

The Company has a contributory savings plan under Section 401(k) of the Internal Revenue Code covering substantially all U.S. non-union employees. The plan allows participants to make voluntary contributions of up to 100% of their annual compensation on a pretax basis, subject to IRS limitations. The plan provides for contributions by the Company at its discretion. The Company made contributions of $42,864 and $136,706 in the third quarter and first nine months of 2008, respectively, and $41,715 and $130,054 in the third quarter and first nine months of 2007, respectively.

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

As of September 27, 2008, there were 367,500 shares available for future grant under the above noted 2000 plan and there were no shares available for grant from the 1997, 1995 and 1989 plans. As of September 27, 2008, there were 828,000 shares of common stock reserved under all option plans for future issuance.

	Nine Months Ended September 27, 2008		Year Ended December 29, 2007
	Shares	Weighted - Average Exercise Price	Shares	Weighted - Average Exercise Price
Outstanding at beginning of period	663,000	$10.099	1,002,750	$9.233
Granted	—	—	—	—
Expired	(28,394)	9.330	—	—
Exercised	(174,106)	9.486	(339,750)	7.544
Outstanding at end of period	460,500	10.378	663,000	10.099

Options Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of September 27, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 9.33 – $10.20	386,250	1.7	$9.823
$12.33 – $13.58	74,250	4.9	13.264
	460,500	2.2	10.378

At September 27, 2008, outstanding and exercisable options had an intrinsic value of $1,506,623. The total intrinsic value of stock options exercised in the first nine months of 2008 was $919,664. For the nine month periods ended September 27, 2008 and September 29, 2007, the Company recognized tax benefits of $309,526 and $1,373,253, respectively, resulting from the exercise of non-qualified stock options and the disqualification of incentive stock options that were exercised and sold prior to the required holding period.

Note K – Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2004 and non-U.S. income tax examinations by tax authorities prior to 2001.

The total amount of unrecognized tax benefits could increase or decrease within the next twelve months for a number of reasons, including the closure of federal, state and foreign tax years by expiration of the statute of limitations and the recognition and measurement considerations under FASB Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes and interpretation of FASB Statement No. 109. During the quarter ended September 27, 2008, the total amount of unrecognized tax benefits decreased by approximately $216,000 (plus an additional $36,000 of interest costs) related to the lapsing of the statute of limitations. The Company believes that it is reasonably possible that approximately $215,000 of unrecognized tax benefits primarily related to the earnings of its Hong Kong subsidiary will be recognized over the next twelve months.

Note L – Business Acquisitions

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

Note M – Stock Rights

On July 23, 2008, the Company adopted a new stock rights plan to replace the plan that expired on July 22, 2008. At the plan’s inception on July 23, 2008, there were 5,837,184 stock rights outstanding under the plan. Each right may be exercised to purchase one share of the Company’s common stock at an exercise price of $80.00, subject to adjustment to prevent dilution.

The rights generally become exercisable ten days after an individual or group acquires 10% or more of the Company’s outstanding common stock, or after the commencement or announcement of an offer to acquire 10% or more of the Company’s common stock. The stock rights, which do not have voting privileges, expire on July 23, 2018, and may be redeemed by the Company at a price of $0.01 per right at any time prior to their expiration at the discretion of the Board of Directors. In the event that the Company were acquired in a merger or other business combination transaction, provision shall be made so that each holder of a right shall have the right to receive, upon exercise of the right at its then current exercise price, that number of shares of common stock of the surviving company which at the time of such transaction would have a market value of two times the exercise price of the right.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in the Company’s financial position and results of operations for the thirty-nine weeks ended September 27, 2008. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 29, 2007 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

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

Overview

During the third quarter of 2008, the Company experienced a 4% decrease in sales when compared to the third quarter of 2007. In the third quarter of 2008 Industrial Hardware sales decreased 11%, Security Products sales decreased 11% and Metal Products experienced a 65% increase in sales compared to the prior year period. The decreases in the Industrial Hardware and Security Products segments were due to decreases in sales volume of existing products in many of the markets we serve. The increase in the Metals Products segment was due to a combination of increased sales volume of existing products, price increases to customers and sales from the introduction of new products.

For the three months ended September 27, 2008, gross margin as a percentage of sales was 15% compared to 19% in the comparable period of 2007. The decrease in the gross margin was primarily the result of higher manufacturing costs related to raw materials, utilities, maintenance and repair, research and development.

The 16% decrease in sales in the first nine months of 2008 compared to the prior year reflects the inclusion of $18.1 million in 2007 for the completion of one-time orders to produce door latching components for a military project to up-armor existing Humvees. Excluding the sales resulting from the military contract and despite the slow down in the economy, sales of all our “core” business units decreased less than 1% in the first nine months of 2008. Sales decreased in the Industrial Hardware segment by 31% in the first nine months of 2008 compared to the 2007 period, reflecting the $18.1 million military sales completed in the 2007 period. In addition, the Security Products segment experienced a 6% decrease, due to lower sales volume of existing products, and the Metal Products segment experienced a 43% increase in sales compared to the prior year period, due to a combination of increased sales volume of existing products, price increases to customers and sales from the introduction of new products.

Gross margin as a percentage of sales for the nine months ended September 27, 2008 was 18% compared to 24% in the comparable period a year ago. Higher sales volume in the first nine months of 2007, particularly the door latching components for the military project to up-armor existing Humvees which was completed in the first quarter of 2007, resulted in better utilization of our production capacity mainly in the Industrial Hardware segment and was the primary reason for the higher gross margin in the 2007 period. Additionally, gross margin was reduced by increased manufacturing costs for raw materials, utilities, maintenance and repair, research and development.

Raw material prices have continued to increase during the third quarter of 2008, primarily for hot and cold rolled steel, scrap iron and plastic resin. The Company is recovering these increases from our customers, wherever possible. Currently, there is no indication that the Company will not be able to obtain supplies of all the materials that it requires. Raw material costs will continue to have a negative impact on gross margins unless prices for raw materials stabilize.

Cash flow from operations in the first nine months of 2008 has declined compared to the same period in 2007, reflecting the higher sales volume from the military up-armor project which benefited the prior year period. The Company’s line of credit, along with controlling discretionary expenditures, should provide sufficient cash flow to enable the Company to meet all its existing obligations.

A more detailed analysis of the Company’s results of operations and financial condition follows:

Results of Operations

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of income as a percentage of net sales, by segment:

	Three Months Ended September 27, 2008
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	81.9%	76.9%	110.9%	84.2%
Gross margin	18.1%	23.1%	-10.9%	15.8%

Selling and administrative expense	12.5%	14.9%	7.1%	12.7%
Operating profit	5.6%	8.2%	-18.0%	3.1%

	Three Months Ended September 29, 2007
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	81.6%	76.2%	97.8%	80.6%
Gross margin	18.4%	23.8%	2.2%	19.4%

Selling and administrative expense	13.6%	13.6%	10.7%	13.3%
Operating profit	4.8%	10.2%	-8.5%	6.1%

The following table shows the amount of change for the third quarter of 2008 compared to the third quarter of 2007 in sales, cost of products sold, gross margin, selling and administrative expenses and operating profit, by segment (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$ (1,756)	$ (1,804)	$ 2,083	$ (1,477)

Volume	-17.2%	-14.3%	50.5%	-10.7%
Prices	2.5%	2.1%	10.6%	3.8%
New products	4.2%	1.1%	4.3%	2.8%
	-10.5%	-11.1%	65.4%	-4.1%

Cost of products sold	$ (1,393)	$ (1,270)	$ 2,728	$ 65
	-10.2%	-10.3%	87.6%	0.2%

Gross margin	$ (363)	$ (534)	$ (645)	$(1,542)
	-11.9%	-13.9%	-907.4%	-22.1%

Selling and administrative expenses	$ (399)	$ (51)	$ 33	$ (417)
	-17.6%	-2.3%	9.7%	-8.7%

Operating profit	$ 36	$ (483)	$ (678)	$(1,125)
	4.5%	-29.1%	-252.0%	-51.3%

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of income as a percentage of net sales, by segment:

	Nine Months Ended September 27, 2008
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	79.4%	77.1%	101.4%	81.6%
Gross margin	20.6%	22.9%	-1.4%	18.4%

Selling and administrative expense	13.1%	15.0%	7.8%	13.1%
Operating profit	7.5%	7.9%	-9.2%	5.3%

	Nine Months Ended September 29, 2007
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	71.0%	77.1%	105.3%	76.2%
Gross margin	29.0%	22.9%	-5.3%	23.8%

Selling and administrative expense	10.9%	14.1%	9.5%	12.0%
Operating profit	18.1%	8.8%	-14.8%	11.8%

The following table shows the amount of change for the first nine months of 2008 compared to the first nine months of 2007 in sales, cost of products sold, gross margin, selling and administrative expenses and operating profit, by segment (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$ (20,748)	$(2,621)	$ 4,417	$ (18,952)

Volume	-36.0%	-7.7%	22.7%	-20.7%
Prices	0.8%	0.8%	16.5%	2.4%
New products	3.8%	1.2%	3.4%	2.8%
	-31.4%	-5.7%	42.6%	-15.5%

Cost of products sold	$ (10,919)	$(2,034)	$ 4,080	$ (8,873)
	-23.3%	-5.7%	37.3%	-9.5%

Gross margin	$ (9,829)	$ (587)	$ 337	$(10,079)
	-51.4%	-5.5%	61.4%	-34.6%

Selling and administrative expenses	$ (1,283)	$ 21	$ 161	$ (1,101)
	-17.8%	0.3%	16.4%	-7.5%

Operating profit	$ (8,546)	$ (608)	$ 176	$ (8,978)
	-71.6%	-15.0%	11.4%	-62.1%

Industrial Hardware Segment

Net sales in the Industrial Hardware segment were down 11% in the third quarter of 2008 and down 31% in the first nine months compared to the prior year periods. The decrease in sales in the third quarter was the result of a decrease in sales of products to the vehicular industry in 2008 compared to the same period in 2007. The decrease in sales in the first nine months of 2008 compared to the prior year period was due to the fulfillment of orders to produce door latching components for a military project to up-armor existing Humvees in the 2007 period. Excluding the sales from the military contract in the Industrial Hardware segment, sales of our “core” business units in this segment decreased 4% in the first nine months of 2008. This decrease was due to lower sales volume of “sleeper cabs” and other products for the Class 8 truck market compared to the prior year, the impact of which was reduced by sales generated from the introduction of new products for the various markets we serve. New product introductions included a center case kit, a handle rescue wrench, inside handle assembly and a padlock t-handle assembly for the military market; a water resistant 3 t-handle for the distribution market; a multi-stage rotary for the truck accessory market; honeycomb core electronic panels for the high-tech market; and various honeycomb panels and enclosures for the transportation market. The Industrial Hardware segment continues to develop new products and gain orders for military hardware and latching systems, with various current orders totaling over $11 million scheduled to begin shipping during the fourth quarter of 2008 and continue through 2009. The Class 8 truck market is not predicted to improve until at least the third quarter of 2009.

Cost of products sold for the Industrial Hardware segment decreased 10% in the third quarter and 23% in the first nine months of 2008 compared to the prior year periods. The decrease in the third quarter of 2008 was due to low sales volume in the 2008 period. The decrease in the first nine months of 2008 compared to the prior year was the result of the fulfillment of orders to produce door latching components for a military project to up-armor existing Humvees which was completed during the first quarter of 2007.

Gross margin as a percent of net sales was comparable at 18% in the third quarter of both 2008 and 2007. Gross margin decreased from 29% to 21% in the first nine months of 2008 compared to the prior year period as a direct result of the significant decrease in sales volume, primarily the fulfillment of orders to produce door latching components for a military project to up-armor existing Humvees which was completed during the first quarter of 2007, resulting in more efficient utilization of our existing facilities in that earlier period.

Selling and administrative expenses decreased 18% for both the third quarter and first nine months of 2008 compared to the prior year periods primarily due to decreases in payroll and payroll related charges and corporate allocations.

Security Products Segment

Net sales in the Security Products segment decreased 11% in the third quarter and 6% in the first nine months of 2008 compared to the 2007 periods. The decrease in sales in both the third quarter and first nine months of 2008 in the Security Products segment is mainly the result of lower sales volume of existing products to many of the markets this segment serves. The decrease was lessened by sales of new products focused on lock products such as a wing knob lock with a flip-up cover for the truck accessory market; variations of the SearchAlertTM for the luggage market; backplates, a clamp set, trim mold and turn signal stalks for motorcycles; as well as various other items for the many markets we service.

Cost of products sold for the Security Products segment was down 10% in the third quarter and 6% in the first nine months of 2008 compared to the same periods in 2007. The decrease in cost of products sold was primarily due to the decrease in sales volume and the mix of products sold compared to the prior year periods. This segment experienced costs increases for raw materials, utilities and research and development.

Gross margin as a percentage of sales in both the third quarter and first nine months were comparable at approximately 23% for all periods.

Selling and administrative expenses decreased 2% in the third quarter of 2008 compared to the prior year period. The decrease in the third quarter of 2008 compared to the prior year quarter was due to a reduction in travel expenses and corporate allocations. Selling and administrative expenses were comparable in the first nine months of 2008 and 2007.

Metal Products Segment

Net sales in the Metal Products segment were up 65% in the third quarter and 43% in the first nine months of 2008 as compared to the prior year periods. Sales of mining products were up 49% in the third quarter and 45% in the first nine months of 2008 compared to the prior year periods. Sales of contract castings increased 48% in the third quarter and 17% in the first nine months of 2008 from the prior year levels. New product sales included a cablehead and a crater head used in underground mining. The recently announced closing of a major competitor may create additional opportunities to increase sales volume.

Cost of products sold increased 88% in the third quarter and 37% in the first nine months of 2008 compared to the same periods in 2007. The major factor driving the increase in cost of products sold is the increased cost of scrap metal, the main ingredient used in the making of malleable and ductile iron. The increase in cost of products sold was also affected by the mix of products produced, utility costs, supplies and tools, equipment maintenance and payroll and payroll related charges as compared to the prior year periods.

Gross margin as a percentage of net sales decreased from 2% to -11% in the third quarter of 2008 and improved from -5% to -1% for the first nine months of 2008 compared to the 2007 periods. The decrease in the third quarter is primarily due to higher manufacturing costs in the 2008 period. The improvement in the first nine months is primarily due to increased sales volume of existing products, the mix of products produced and price increases to our customers.

Selling and administrative expenses were up 10% in the third quarter and 16% in the first nine months of 2008 compared to the same periods in 2007. The increases were due to increases in payroll and payroll related charges and higher sales commissions resulting from the higher sales volume, as well as corporate allocations.

Other Items

Interest expense decreased 9% in the third quarter and 18% in the first nine months of 2008 compared to the prior year periods due to the lower debt balances and lower interest rates. The prior year nine month period reflected borrowings under the revolving credit portion of the loan agreement used to fund interim working capital needs in the 2007 period for the aforementioned military contract.

Other income decreased 94% in the quarter and 81% from the first nine months of 2007 to 2008 due to lower interest income from the Company’s cash management program and lower interest rates in 2008.

Income taxes reflected the change in the earnings level. The effective tax rate in the third quarter of 2008 was -7% compared to 13% in the third quarter of 2007. The effective tax rate for the first nine months of 2008 was 27% compared to 33% in the first nine months of 2007. The lower effective rates in the third quarter of both 2008 and 2007 resulted from favorable tax provision adjustments. Without these adjustments, effective tax rates for all periods presented would have been in the range of 33% to 36%.

Liquidity and Sources of Capital

The Company generated $5.0 million from operations for the first nine months of 2008 compared to $6.8 million for the same period in 2007. The change in cash flows was primarily the result of changes in the level of sales related to the Company’s military contract, which was completed in the first quarter of 2007, and the associated timing differences for collections of accounts receivable and payments of liabilities and changes in inventories. Cash flow from operations coupled with cash on hand at the beginning of the year were sufficient to fund capital expenditures, debt service, incentive payments, contributions to the Company’s pension plans, and dividend payments. The Company did not utilize its revolving line of credit during the third quarter or first nine months of 2008. During the first nine months of 2007, the maximum balance outstanding on the line of credit was approximately $5.3 million; however, the line was completely re-paid at the end of the first quarter of 2007 and was not utilized during the remainder of that year.

Additions to property, plant and equipment were $1.7 million during the first nine months of 2008 versus $2.0 million for the comparable period in the prior year. Total capital expenditures for 2008 are expected to be in the range of $2.5 million to $3.0 million. There are no outstanding commitments for these estimated capital expenditures.

Total inventories as of September 27, 2008 were $29.5 million, compared to $30.5 million at year-end 2007. The inventory turnover ratio of 3.9 turns at the end of the third quarter was comparable to the year-end 2007 ratio of 3.9 turns, but slightly lower than the 4.4 turns in the third quarter of 2007. Accounts receivable increased by $2.9 million from year end and increased $198,000 from the third quarter of Fiscal 2007. The average days sales in accounts receivable for the third quarter of 2008 at 58 days was comparable to the third quarter of 2007 at 55 days, but increased from year end 2007 at 44 days. The increase was due to a slowdown of collections in the Industrial Hardware and Metal Products segments. The Company is confident that these receivables will ultimately be collected.

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

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company is currently undergoing investigation by the U.S. Department of Environmental Protection and N.Y. Department of Environmental Conservation for various anonymous complaints regarding its metal castings facility. The Company recorded a contingent liability of $250,000 in December 2007 for settlement of this matter. Based on current information available, the Company believes this matter will be settled for $250,000 during 2008. The liability has been reduced by approximately $154,000 that has been spent through the first nine months of 2008 toward remedies required under the settlement agreement.

There are no other legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which either the Company or any of its subsidiaries is a party or to which any of their property is the subject.

ITEM 1A – RISK FACTORS

There have been no material changes in risk factors from what was reported in the 2007 Annual Report on Form 10-K.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered securities by the Company during the period covered by this report.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c ) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number that May Yet Be Purchased Under the Plans or Programs
June 29 – August 2, 2008	-	-	-	-
August 3 – August 30, 2008	27,160	$14.75	-	-
August 31 – September 27, 2008	-	-	-	-
Total	27,160	$14.75	-	-

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

99(6)) Form 8-K filed on October 22, 2008 setting forth the press release reporting the Company’s earnings for the quarter ended September 27, 2008 is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE EASTERN COMPANY
(Registrant)
DATE: October 28, 2008	/s/Leonard F. Leganza
Leonard F. Leganza Chairman, President and Chief Executive Officer

DATE: October 28, 2008	/s/John L. Sullivan III
John L. Sullivan III Vice President and Chief Financial Officer