Form 10-K
period 2009-01-03
EASTERN CO
filed 2009-03-11
CIK 31107

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended January 3, 2009

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

Yes ☐ No ☒

As of June 28, 2008, the last day of registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $80,980,629 (based on the closing sales price of the registrant’s common stock on the last trading date prior to that date). Shares of the registrant’s common stock held by each officer and director and shares held in trust by the pension plans of the Company have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 25, 2009, 5,965,681 shares of the registrant’s common stock, no par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual proxy statement dated March 17, 2009 are incorporated by reference into Part III.

The Eastern Company

Form 10-K

FOR THE FISCAL YEAR ENDED JANUARY 3, 2009

TABLE OF CONTENTS

		Page
	Table of Contents	2.

	Safe Harbor Statement	3.

PART I
Item 1.	Business	4.

Item 1A.	Risk Factors	7.

Item 1B.	Unresolved Staff Comments	10.

Item 2.	Properties	10.

Item 3.	Legal Proceedings	11.

Item 4.	Submission of Matters to a Vote of Security Holders	12.

PART II
Item 5.	Market for Registrant’s Common Equity, Related
	Stockholder Matters and Issuer Purchases of Equity Securities	13.

Item 6.	Selected Financial Data	15.

Item 7.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	15.

Item 7A.	Quantitative and Qualitative Disclosures
	About Market Risk	28.

Item 8.	Financial Statements and Supplementary Data	29.

Item 9.	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure	59.

Item 9A.	Controls and Procedures	59.

Item 9B.	Other Information	61.

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	61.

Item 11.	Executive Compensation	61.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	62.

Item 13.	Certain Relationships and Related Transactions, and Director
	Independence	62.

Item 14.	Principal Accounting Fees and Services	62.

PART IV
Item 15.	Exhibits, Financial Statement Schedules	62.

	Signatures	65.

	Exhibit Index	66.

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

(b) Financial Information about Industry Segments

Financial information about industry segments is included in Note 11 to the Company’s financial statements, included at Item 8 of this Annual Report on Form 10-K.

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

General

Raw materials and outside services were readily available from domestic sources for all of the Company’s segments during 2008 and are expected to be readily available in 2009 and the foreseeable future. The Company also obtains materials from Asian affiliated and nonaffiliated sources. The Company has not experienced any significant problems obtaining material from its Asian sources in 2008 and does not expect any such problems in 2009. In 2008, the Company experienced price fluctuations for zinc, brass and stainless steel, used mainly in the Industrial Hardware and Security Products segments, as well as scrap iron used in the Metal Products segment. These higher prices had a negative impact on gross margin in 2008, and will continue to negatively impact gross margin in 2009 if prices do not stabilize or the Company is not able to increase selling prices to its customers.

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

Customer lists for all business segments are broad-based geographically and by markets, and sales are generally not highly concentrated by customer. However, due to the military Humvee retro-fit contract, one customer in the Industrial Hardware Segment accounted for approximately 15% of total sales in 2006 and 14% of total sales in 2007. No other customers equaled 10% or more of the Company’s consolidated sales for any year presented.

The dollar amount of the backlog of orders received by the Company is believed to be firm as of the fiscal year end January 3, 2009 at $18,936,000, as compared to $22,802,000 at December 29, 2007. The main reasons for the decrease from 2007 to 2008 are the timing of orders received from customers and changes in customer ordering habits, such as not issuing blanket purchase orders due to the uncertain current economic conditions.

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

Research and development expenditures in 2008 were $1,293,000 and represented approximately 1% of gross revenues. In 2007 and 2006 they were $1,439,000 and $1,354,000, respectively. The research costs are primarily attributable to the Greenwald Industries and Eberhard Mfg. divisions. Greenwald performs ongoing research, in both the mechanical and smart card product lines, which is necessary in order to remain competitive and to continue to provide technologically advanced smart card systems. Eberhard develops new products for the various markets they serve based on changing customer requirements to remain competitive. Other research projects include the development of various locks, and transportation and industrial hardware products.

The Company does not anticipate that compliance with federal, state or local environmental laws or regulations will have a material effect on the Company’s capital expenditures, earnings or competitive position.

The average number of employees in 2008 was 696.

(d) Financial Information about Geographic Areas

The Company includes four separate operating divisions located within the United States, two wholly-owned Canadian subsidiaries (one located in Tillsonburg, Ontario, Canada, and one in Kelowna, British Columbia, Canada), a wholly-owned Taiwanese subsidiary located in Taipei, Taiwan, a wholly-owned subsidiary in Hong Kong, a wholly-owned subsidiary in Shanghai, China, and a wholly-owned subsidiary in Lerma, Mexico.

Individually, the Canadian, Taiwanese, Hong Kong, Chinese and Mexican subsidiaries’ revenue and assets are not significant. Substantially all other revenues are derived from customers located in the United States.

Financial information about foreign and domestic operations’ revenues and identifiable assets is included in Note 11 to the Company’s financial statements, included at Item 8 of this Annual Report on Form 10-K. Information about risks attendant to the Company’s foreign operations is set forth at Item 1A of this Annual Report on Form 10-K.

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

The Company is an “accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, and is required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires the Company to include in its report management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of the end of the fiscal period for which the Company is filing its 10-K. This report must also include disclosure of any material weaknesses in internal control over financial reporting that the Company has identified. Additionally, the Company’s independent registered public accounting firm is required to issue a report on the Company’s internal control over financial reporting and their evaluation of the operating effectiveness of the Company’s internal control over financial reporting. The Company’s assessment requires it to make subjective judgments, and the independent registered public accounting firm may not agree with the Company’s assessment. If the Company or its independent registered public accounting firm were unable to complete the assessments within the period prescribed by Section 404 and thus be unable to conclude that the internal control over financial reporting is effective, investors could lose confidence in the Company’s reported financial information, which could have an adverse effect on the market price of the Company’s common stock or impact the Company’s borrowing ability. In addition, changes in operating conditions and changes in compliance with policies and procedures currently in place may result in inadequate internal control over financial reporting in the future.

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

The Company’s goodwill or indefinite-lived intangible assets may become impaired, which could require a significant charge to earnings to be recognized.

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

The Company has been successful in negotiating new contracts over the years, but cannot guarantee that will continue. Failure to negotiate new union contracts could result in disruption of production, inability to deliver product or a number of unforeseen circumstances, any of which could have an unfavorable material impact on the Company’s results of operations or financial statements. The Company does not have any union contracts that expire during 2009.

Deterioration in the creditworthiness of several major customers could have a material impact on the Company’s business, financial condition or results of operations.

Included as a significant asset on the Company’s balance sheet is accounts receivable from our customers. If several large customers become insolvent or otherwise unable to pay for products, or become unwilling or unable to make payments in a timely manner, it could have an unfavorable material impact on the Company’s results of operations or financial statements. Although the Company is not dependent on any one customer, and the Company does not have any customers exceeding 10% of total accounts receivable, deterioration in several major customers at the same time could have an unfavorable material impact on the Company’s results of operations or financial statements.

The Company’s operating results may fluctuate, which makes the results of operations difficult to predict and could cause the results to fall short of expectations.

The Company’s operating results may fluctuate as a result of a number of factors, many outside of our control. As a result, comparing the Company’s operating results on a period-to-period basis may not be meaningful, and past results should not be relied upon as an indication of future performance. Quarterly, year to date and annual costs and expenses as a percentage of revenue may differ significantly from historical or projected rates. Future operating results may fall below expectations. These types of events could cause the price of the Company’s stock to fall.

New or existing U.S. or foreign laws could subject the Company to claims or otherwise impact the Company’s business, financial condition or results of operations.

The Company is subject to a variety of laws in both the U.S. and foreign countries that are costly to comply with, can result in negative publicity and diversion of management time and effort, and can subject the Company to claims or other remedies.

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

The Eastern Industrial Ltd., a wholly-owned subsidiary in Shanghai, China, leases brick and concrete buildings containing approximately 45,600 square feet, located in both industrial and commercial areas. A five-year lease was signed in 2003, which expired on September 8, 2008 and was extended through March 31, 2009. Eastern Industrial Ltd. will be relocating in March 2009 to a lower cost leased facility. The new facility will consist of brick and concrete buildings containing approximately 47,500 square feet with a five-year lease expiring on March 31, 2014 .

The Sesamee Mexicana subsidiary moved in February 2009 into a leased facility containing approximately 22,500 square feet located in an industrial park in Lerma, Mexico. The current lease expires December 31, 2009 and is renewable. The building is steel framed with concrete block and glass curtain walls.

The Security Products Group includes the following:

The Greenwald Industries Division in Chester, Connecticut owns 26 acres of land and a building containing 120,000 square feet. The building is steel frame, one story, having brick over concrete blocks.

The Illinois Lock Company/CCL Security Products/Royal Lock Division owns 2.5 acres of land and a building containing 44,000 square feet in Wheeling, Illinois. The building is brick and located in an industrial park. The Company is also leasing approximately 10,000 square feet of warehouse space occupied by Royal Lock through March 2009.

The World Lock Co. Ltd. subsidiary leases 5,285 square feet located in Taipei, Taiwan. The building is made from brick and concrete and is protected by a fire alarm and sprinklers.

The Metal Products Group consists of:

The Frazer and Jones Division in Solvay, New York owns 17.9 acres of land and buildings containing 205,000 square feet constructed for foundry use. These facilities are well adapted to handle the division’s current and future casting requirements.

All owned properties are free and clear of any encumbrances.

ITEM 3	LEGAL PROCEEDINGS

During 2008, the Company reached a settlement relating to an investigation by the U.S. Department of Environmental Protection and N.Y. Department of Environmental Conservation relating to various anonymous complaints regarding its metal castings facility. Settlement payments and remediation costs approximated $250,000.

During 2008, the U.S. Environmental Protection Agency identified the Company as a potentially responsible party in connection with a site in Cleveland, Ohio based on the ownership of the site by a division of the Company in the 1960’s. According to the Agency, the current occupant of the site filed bankruptcy, leaving behind plating operations which required remedial action. The Company declined to participate in the remedial action, and intends to defend against any efforts of the Agency to impose any liability against the Company for environmental conditions on this site which may have occurred in the years since its ownership.

There are no other legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which either the Company or any of its subsidiaries is a party or to which any of their property is the subject.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended January 3, 2009.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the NYSE Alternext (formerly the American Stock Exchange) (ticker symbol EML). The approximate number of record holders of the Company common stock on January 3, 2009 was 560.

High and low stock prices and dividends for the last two years were:

	2008			2007
	Market Price				Market Price
Quarter	High	Low	Dividend	Quarter	High	Low	Dividend
First	$18.55	$14.51	$.08	First	$29.30	$18.99	$.08
Second	20.00	15.00	.08	Second	33.90	24.00	.08
Third	16.10	13.10	.08	Third	29.28	16.00	.08
Fourth	13.40	7.88	.09	Fourth	23.77	17.28	.08

The Company increased the dividend rate by 12.5% in the fourth quarter of 2008. The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements, and financial conditions. The payment of dividends is subject to the restrictions of the Company’s loan agreement if such payment would result in an event of default. See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 5 to the Company’s financial statements included at Item 8 of this Annual Report on Form 10-K.

The following table sets forth information regarding securities authorized for issuance under the Company’s equity compensation plans as of January 3, 2009, including the Company’s 1995, 1997 and 2000 plans.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	363,000[1]	$10.49	367,500[2]
Equity compensation plans not approved by security holders	75,000[3]	10.17	-
Total	438,000	10.43	367,500

1 Includes options outstanding under the 1995 and 2000 plans.

2 Includes shares available for future issuance under the 2000 plan.

3 Includes options outstanding under the 1997 plan.

On September 17, 1997 the Compensation Committee of the Board of Directors of the Company adopted The Eastern Company 1997 Directors Stock Option Plan (the “1997 Plan”) which by its terms expired on September 16, 2007. The 1997 Plan authorized the grant of non-qualified stock options to the non-employee directors of the Company to purchase shares of common stock. The exercise price of any options granted under the 1997 Plan was set by the Compensation Committee. However, all options granted under the 1997 Plan have required an exercise price equal to 100% of the fair market value of the shares of common stock of the Company on the date of grant. While no more shares are available for grant under the plan, there are 75,000 shares reserved for issuance resulting from previous stock option grants.

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

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c ) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number that May Yet Be Purchased Under the Plans or Programs
September 28 – November 1, 2008	-	-	-	-
November 2 – November 29, 2008	-	-	-	-
November 30, 2008 – January 3, 2009	15,795	$13.29	-	-
Total	15,795	$13.29	-	-

The Company does not have any share repurchase plans or programs. The figures shown in the table above are for shares delivered to the Company to exercise stock options.

Stock Performance Graph

The following graph sets forth the Company’s cumulative total shareholder return based upon an initial $100 investment made on December 31, 2003 (i.e., stock appreciation plus dividends during the past five fiscal years) compared to the Dow Jones Wilshire 5000 Index and the S&P Industrial Machinery Index.

The Company manufactures and markets a broad range of locks, latches, fasteners and other security hardware that meets the diverse security and safety needs of industrial and commercial customers. Consequently, while the S&P Industrial Machinery Index being used for comparison is the standard index most closely related to the Company, it does not completely represent the Company’s products or market applications. The Dow Jones Wilshire 5000 is a market index made up of 5,000 publicly-traded companies, including those having both large and small capitalization.

	Dec. 03	Dec. 04	Dec. 05	Dec. 06	Dec. 07	Dec. 08
The Eastern Company	$100	$131	$131	$199	$191	$92
Wilshire 5000	$100	$112	$120	$139	$146	$92
S&P © Industrial Machinery	$100	$118	$116	$132	$160	$96

Copyright© 2009 Standard & Poor's, a division of The McGraw-Hill Companies Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm) Copyright© 2009 Dow Jones & Company. All rights reserved

ITEM 6	SELECTED FINANCIAL DATA

		2008	2007	2006	2005	2004
	INCOME STATEMENT ITEMS (in thousands)
	Net sales	$ 135,878	$ 156,281	$ 138,465	$ 109,107	$ 100,130
	Cost of products sold	110,415	120,343	103,882	84,375	74,999
	Depreciation and amortization	4,128	4,370	3,746	3,460	3,461
	Interest expense	1,064	1,289	1,098	1,014	1,044
	Income before income taxes and minority interest	6,002	14,845	14,846	7,020	6,829
	Income taxes	1,538	4,765	5,187	2,653	2,071
	Net income before minority interest	4,464	10,081	9,659	4,367	4,758
	Minority interest	41	—	—	—	—
	Net income	4,505	10,081	9,659	4,367	4,758
	Dividends	1,938	1,802	1,715	1,600	1,596

	BALANCE SHEET ITEMS (in thousands)
	Inventories	$ 30,797	$ 30,491	$ 28,043	$ 20,768	$ 20,478
	Working capital	48,745	47,028	35,546	31,223	26,692
	Property, plant and equipment, net	23,911	25,234	25,816	22,397	23,907
	Total assets	106,017	108,352	103,485	81,622	78,072
	Shareholders’ equity	62,482	70,817	54,391	46,172	43,817
	Capital expenditures	2,331	2,868	6,722	1,750	2,062
	Long-term obligations, less current portion	11,429	14,383	17,507	12,384	11,805

	PER SHARE DATA
	Net income per share
	Basic	$ .77	$ 1.79	$ 1.76	$ .80	$ .87
	Diluted	.73	1.68	1.67	.75	.85
	Dividends	.33	.32	.31	.29	.29
	Shareholders’ equity (Basic)	10.63	12.58	9.94	8.47	8.05

Average shares outstanding:	Basic	5,875,140	5,631,073	5,474,137	5,455,073	5,441,312
	Diluted	6,159,563	5,989,754	5,768,108	5,828,837	5,618,552

The information in the table above reflects a 3-for-2 stock split effective October 2006.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

Net sales for 2008 decreased 13% to $135.9 million from $156.3 million in 2007. Net income for 2008 decreased to $4.5 million, or $.73 per diluted share, from $10.1 million, or $1.68 per diluted share in 2007. Net sales and net income in 2007 were favorably impacted by shipments of approximately $20.5 million from the Industrial Hardware segment to fulfill orders received in September 2006 to produce door latching components for a military project to up-armor existing Humvees. The military project was completed in April of 2007. The Company’s “core” business units sales in 2008 of $135.9 million were comparable to 2007. Net sales in the Industrial Hardware segment decreased approximately 26% in 2008, as a consequence of the military project that benefited the 2007 period and softness in the Class 8 truck market. Sales decreased in the Security Products segment by 9%, resulting from the economic slowdown in the many markets we serve. The Metal Products segment sales increased by 48%, primarily resulting from increased shipments of mine roof support products.

The following table shows, for the fourth quarter of 2008 and 2007, selected line items from the consolidated statements of income as a percentage of net sales, by segment.

	2008 Fourth Quarter
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	72.7%	76.8%	106.1%	80.3%
Gross margin	27.3%	23.2%	-6.1%	19.7%

Selling and administrative expense	14.8%	18.2%	8.9%	14.9%
Operating profit	12.5%	5.0%	-15.0%	4.8%

	2007 Fourth Quarter
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	78.6%	76.1%	101.5%	79.9%
Gross margin	21.4%	23.9%	-1.5%	20.1%

Selling and administrative expense	14.6%	16.0%	19.2%	15.7%
Operating profit	6.8%	7.9%	-20.7%	4.4%

The following table shows the amount of change from the fourth quarter of 2007 to the fourth quarter of 2008 in sales, cost of products sold, gross margin, selling and administrative expenses and operating profit, by segment (dollars in thousands).

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$(813)	$(2,939)	$2,301	$(1,451)
Volume	-15.6%	-25.3%	49.2%	-13.0%
Prices	2.6%	4.4%	10.9%	4.3%
New Products	7.8%	0.8%	4.6%	4.4%
	-5.2%	-20.1%	64.7%	-4.3%

Cost of products sold	$(1,508)	$(2,150)	$2,603	$(1,055)
	-12.3%	-19.3%	72.1%	-3.9%

Gross margin	$695	$(789)	$(302)	$(396)
	20.8%	-22.6%	-556.7%	-5.8%

Selling and administrative expenses	$(94)	$(222)	$(159)	$(475)
	-4.1%	-9.4%	-23.4%	-9.0%

Operating profit	$789	$(567)	$(143)	$79
	74.3%	-49.3%	-19.4%	5.4%

Net sales in the fourth quarter of 2008 decreased 4% to $32.3 million from $33.8 million a year earlier. Net income for the quarter increased 20% to $1.1 million (or $.17 per diluted share) from $887,000 (or $.15 per diluted share) a year earlier. The decrease in sales from 2007 to 2008 is primarily attributable to the economic slowdown in many of the markets served by our Industrial Hardware and Security Products segments. The decrease in sales volume of existing products in those two segments was partially offset by the introduction of new products and price increases to customers, in addition to increased demand for products from the Metal Products segment. The increase in profit from 2007 to 2008 is the result of the 2007 period being reduced by a $250,000 environmental contingency reserve that was recorded in December 2007 related to the Metal Products segment.

Gross margin for the fourth quarter of 2008 decreased 5.8% from the fourth quarter of 2007. The decrease is primarily the result of lower sales volume in the 2008 fourth quarter in the Industrial Hardware and Security Products segment as a result of the economic slowdown which affected many of the markets we serve, as well as an increase in research and development expenses in the 2008 period.

Selling and administrative expenses for the fourth quarter of 2008 decreased 9.0% compared to the prior year quarter. The overall decrease was due to lower payroll and payroll related charges and the impact of the $250,000 environmental contingency reserve set up in the fourth quarter of 2007.

On December 30, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”), which was issued by the FASB in September 2006. This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. As allowed under SFAS 158, the Company adopted the measurement date provision in 2008. See also Note 10, Retirement Benefit Plans, included at Item 8 of this 10-K.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring the fair value of assets and liabilities, and expands disclosure requirements regarding the fair value measurement. SFAS 157 does not expand the use of fair value measurements. This statement, as issued, is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB Staff Position (FSP) FAS No. 157-2 was issued in February 2008 and deferred the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 2008. As such, the Company adopted SFAS 157 as of December 30, 2007 for financial assets and liabilities only. There was no material impact on the Company’s consolidated financial statements. As of January 3, 2009, the Company’s financial liability subject to SFAS 157 consisted of an interest rate swap agreement (included in Interest rate swap obligation on the consolidated balance sheets). The Company determined fair value for the derivative liability based on third party valuation models (i.e. Level 2 as defined under SFAS 157). The Company does not have any financial assets subject to SFAS 157. The adoption of SFAS No. 157 related to the Company’s financial assets and liabilities did not have a material impact on the fair value measurement or require expanded disclosures. See also Note 13, Financial Instruments and Fair Value Measurements, included at Item 8 of this Form 10-K.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are limited to, accounts receivable, accounts payable, and issued debt. If elected, SFAS 159 was effective for the Company’s 2008 fiscal year. The Company has not elected to measure any additional assets or liabilities at fair value that are not already measured at fair value under existing standards.

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

In December 2008, the FASB issued FSP SFAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP SFAS 132(R)-1”), which requires additional disclosures for employers’ pension and other postretirement benefit plan assets. As pension and other postretirement benefit plan assets were not included within the scope of SFAS No. 157, FSP SFAS 132(R)-1 requires employers to disclose information about fair value measurements of plan assets similar to the disclosures required under SFAS No. 157, the investment policies and strategies for the major categories of plan assets, and significant concentrations of risk within plan assets. FSP SFAS 132(R)-1 will be effective for fiscal years ending after December 15, 2009. As FSP SFAS 132(R)-1 provides only disclosure requirements, the adoption of this standard will not have a material impact on the Company’s Consolidated Financial Statements.

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

Goodwill and Other Intangible Assets

Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited. Goodwill and other intangible assets with indefinite useful lives are not amortized. Each year during the second quarter, the carrying value of goodwill and other intangible assets with indefinite useful lives is tested for impairment. The Company uses the discounted cash flow method to calculate the fair value of goodwill associated with its reporting units. No impairments of goodwill were deemed to exist. The determination of discounted cash flows is based on the businesses’ strategic plans and long-range planning forecasts. The revenue growth rates included in the plans are management’s best estimates based on current and forecasted market conditions. Profit margin assumptions are projected by each business based on the current cost structures and anticipated cost reductions. There can be no assurance that operations will achieve the future cash flows reflected in the projections. If different assumptions were used in these plans, the related discounted cash flows used in measuring impairment could be different and an impairment of assets might need to be recorded. In light of the economic downturn that accelerated in the second half of 2008, management re-evaluated the impairment testing that was completed in the second quarter of 2008, and determined that an interim impairment test of goodwill was not required. Management’s determination was based on the fact that the businesses’ strategic plans and long-range planning forecasts are still valid, the Company has not lost any significant customers, and the decline in the Company’s market capitialization is in line with the comparative market indicies as shown in the Stock Performance Graph included in Item 5 of this Form 10-K.

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

The discount rate used is based on comparisons to the Moody’s Aa Corporate Bond index, as well as a hypothetical yield curve that creates a reference portfolio of high quality corporate bonds whose payments mimic the plan’s benefit payment stream. The expected long-term rate of return on assets is developed with input from the Company’s actuarial firms. Also considered is the Company’s historical experience with pension fund asset performance in comparison with expected returns. The long-term rate-of-return assumption used for determining net periodic pension expense for 2008 was 8.5%. The Company reviews the long-term rate of return each year. Future actual pension income and expense will depend on future investment performance, changes in future discount rates, and various other factors related to the population of participants in the Company’s pension plans.

The Company expects to make cash contributions of $1,052,000 and $135,000 to its pension plans and postretirement plan, respectively in 2009.

RESULTS OF OPERATIONS

Fiscal 2008 Compared to Fiscal 2007

The following table shows, for 2008 and 2007, selected line items from the consolidated statements of income as a percentage of net sales, by segment.

	2008
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	77.8%	77.0%	102.7%	81.3%
Gross margin	22.2%	23.0%	-2.7%	18.7%

Selling and administrative expense	13.5%	15.7%	8.1%	13.5%
Operating profit	8.7%	7.3%	-10.8%	5.2%

	2007
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	72.5%	76.8%	104.3%	77.0%
Gross margin	27.5%	23.2%	-4.3%	23.0%

Selling and administrative expense	11.6%	14.6%	12.0%	12.8%
Operating profit	15.9%	8.6%	-16.3%	10.2%

The following table shows the amount of change from 2007 to 2008 in sales, cost of products sold, gross margin, selling and administrative expenses, and operating profit, by segment (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$(21,561)	$(5,560)	$6,718	$(20,403)
Volume	-32.2%	-12.0%	29.4%	-18.8%
Prices	1.2%	1.7%	15.1%	2.6%
New Products	4.6%	1.1%	3.7%	3.1%
	-26.4%	-9.2%	48.2%	-13.1%

Cost of products sold	$(12,426)	$(4,185)	$6,683	$(9,928)
	-21.0%	-9.0%	46.0%	-8.2%

Gross margin	$(9,135)	$(1,375)	$35	$10,475
	-40.7%	-9.8%	5.7%	-29.1%

Selling and administrative expenses	$(1,377)	$(201)	$2	$(1,576)
	-14.5%	-2.3%	0.1%	-7.9%

Operating profit	$(7,758)	$(1,174)	$33	$(8,899)
	-59.7%	-22.6%	1.5%	-55.9%

Industrial Hardware Segment

Net sales in the Industrial Hardware segment decreased 26.4% in 2008 from the 2007 level. This decrease was primarily due to the 2007 period having benefited from the one-time limited contract to supply latching system components for use in the military’s up-armored Humvee program which was completed in April 2007. New product introductions offset part of the decrease in sales for this segment. All of the new products were internally developed and offered to the many markets we service, including: military, utility truck, vehicular accessories and buses. New products included a rear door lock and an out door handle for the bus market, a variety of lightweight composite panels for the marine, transportation, high tech and construction markets, several new products for the military market including a center case kit and a variety of handles, as well as an assortment of handles and latches used in many of the markets to which we sell. Sales volume of existing products was comparable to the prior year in most of the markets serviced by the Industrial Hardware segment. However, decreases in sales volume occurred in the truck accessory, Class 8 truck, service body, and trailer markets, following the general economic decline in the heavy and light truck markets.

Cost of products sold for the Industrial Hardware segment decreased 21.0% from 2007 to 2008. The lower manufacturing costs associated with the lower volume of sales was unfavorably impacted by higher costs of raw materials, increases in payroll related charges, maintenance and repair and research and development.

Gross margin as a percentage of net sales decreased from 27.5% to 22.2%, driven by higher manufacturing costs which could not be fully recovered through selling price increases due to the competitive nature of many of the products we sell.

Selling and administrative expenses decreased 14.5% from 2007 levels due to decreases in payroll and payroll related charges.

Security Products Segment

Net sales in the Security Products segment decreased 9.2% from 2007 to 2008. The primary reason for the decrease was a decrease in sales volume resulting from the economic slowdown in many of the markets served by the Security Products segment, including the travel, coin-op and commercial laundry markets. New products were mainly lock related, such as: a wing knob lock with a flip-up cover used in the automotive accessory market and various parts used in the motorcycle market, as well as a variety of other lock products for various markets.

Cost of products sold for the Security Products segment decreased 9.0% from 2007 to 2008. The decrease in cost of products sold was directly proportionate to the decrease in sales.

Gross margin for 2008 at 23.0% was comparable to 2007 level of 23.2% as a percentage of net sales for the Security Products segment.

Selling and administrative expenses decreased 2.3% from the same period a year ago due to a reduction in payroll and payroll related charges.

Metal Products Segment

Net sales in the Metal Products segment increased 48.2% from 2007 to 2008. Sales of mine products increased 46% in 2008 compared to 2007. Sales of contract casting products increased 29% from 2007. In 2008, sales of mine roof supports increased in both the U.S. and Canadian markets, continuing the growth experienced in 2007. Shipments of ductile iron castings more than doubled to 2,284 tons in 2008 from 1,058 tons in 2007. Sales of new products in 2008 consisted of a crater head for use in underground mining applications.

Cost of products sold for the Metal Products segment increased 46.0% from 2007 to 2008. Cost increases were experienced for raw materials, payroll and payroll related charges, utilities, outside parts and processing, supplies and tools and equipment maintenance.

Gross margin in the Metal Products segment improved slightly from -4.3% to -2.8% from 2007 and 2008. The negative results were primarily caused by $1.5 million in excessive scrap due to equipment failures. Additionally, production down-time resulted in an estimated negative impact of approximately $500,000. These operational issues are being addressed.

Selling and administrative expenses in the Metal Products segment were comparable for 2007 and 2008.

Other Items

The following table shows the amount of change from 2007 to 2008 in other items (dollars in thousands):

Total
Interest expense	$(225)
-17.5%

Other income	$(171)
-83.1%

Income taxes	$(3,227)
-67.7%

Interest expense decreased from 2007 to 2008 primarily due to the decreased level of debt.

Other income decreased from 2007 to 2008 due to lower interest income earned on cash balances in the Company’s cash management program in 2007.

Income taxes – the effective tax rate decreased in 2008 to 26% from the 32% rate in 2007. The decrease is the result of a change in the mix of U.S and foreign income, as well as a change in the mix of U.S. earnings in states with lower income tax rates.

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

Industrial Hardware Segment

Net sales in the Industrial Hardware segment were up 8.2% in 2007 from the 2006 level. New product introductions were responsible for the increase in sales for this segment. All of the new products were internally developed and offered to the variety of markets we service, including: military, utility truck, vehicular accessories and recreational vehicles. New products included an electric door control for the bus market, a printer bed table for the electronics market, several new products for the military market including a center case kit and a variety of handles, as well as an assortment of handles and latches used in many of the markets to which we sell. Sales volume of existing products was stable in most of the markets we service. However, decreases in sales volume occurred in the truck accessory, Class 8 truck, and trailer markets. Sales at the Company’s Mexican subsidiary increased 20% from 2006, primarily due to economic growth in Mexico.

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

Liquidity and Sources of Capital

The Company’s financial position remained strong throughout 2008. The primary source of the Company’s cash is earnings from operating activities adjusted for cash generated from or used for net working capital. The most significant recurring non-cash items included in income are depreciation and amortization expense. Changes in working capital fluctuate with the changes in operating activities. As sales increase, there generally is an increased need for working capital. Since increases in working capital reduce the Company’s cash, management attempts to keep the Company’s investment in net working capital at a reasonable level by closely monitoring inventory levels (by matching production to expected market demand), keeping tight control over the collection of receivables, and optimizing payment terms on its trade and other payables.

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

	2008	2007	2006
Current ratio	4.8	3.9	2.5
Average days’ sales in accounts receivable	52	52	46
Inventory turnover	3.6	3.9	3.7
Ratio of working capital to sales	35.9%	30.1%	25.7%
Total debt to shareholders’ equity	21.9%	24.7%	37.9%

At January 3, 2009, December 29, 2007, and December 30, 2006, the Company had cash and cash equivalents of $9.0 million, $8.2 million and $3.1 million, respectively, and working capital of $48.7 million, $47.0 million and $35.5 million, respectively.

Net cash provided by operating activities was $7.6 million in 2008 compared to $8.8 million in 2007 and $7.9 million in 2006. The $1.2 million decrease in 2008 was primarily related to the decline in profitability and changes in working capital. The $900,000 increase from 2006 to 2007 is primarily the result of the increases in earnings, depreciation and amortization in 2007. During 2008, working capital used $1.4 million in cash. A $1.6 million decline in accounts receivable was offset by a $1.1 million increase in inventory and a $1.9 decrease in accounts payable, accrued compensation and other accrued expenses.

During 2007, working capital used $5.5 million in cash. Changes in inventory, recoverable taxes, accounts payable and other accrued expenses accounted for $13.3 million of cash usage, while changes in accounts receivable and other long term liabilities provided $7.7 million in cash. During 2006, working capital used $5.6 million in cash as a result of increased sales activity, primarily in the fourth quarter of the year. Increases in accounts receivable and inventory accounted for $14.4 million of cash usage, while increases in accounts payable, accrued compensation and other accrued expenses provided $8.9 million in cash.

During 2008, 2007 and 2006 the Company used $2.4, $2.8 and $14.2 million of cash in investing activities, respectively. In 2008, the Company made one small acquisition using approximately $128,000. In 2006, the Company made two small acquisitions which used approximately $7.5 million in cash. The remaining $6.7 million in 2006 and virtually all of the amounts for 2007 related to the purchase of fixed assets. Significant purchases in 2006 included $2.2 million of land and building for one of the Company’s Security Products segment manufacturing facilities, approximately $600,000 in new equipment purchases related to a significant contract received by the Industrial Hardware Segment, and approximately $570,000 for an automatic pouring system for ductile iron for the Metal Products Segment. The Company expects capital expenditures for 2009 to be approximately $1 million to $2 million.

Net cash used by financing activities totaled $4.2 million in 2008, including $3.8 million paid to reduce the Company’s debt, and $1.9 million paid out as dividends during the year. The Company also received approximately $1.6 million net related to the exercise of stock options during the year ($1.9 million from the sales of common stock, $400,000 in tax benefits related to the options, and the purchase of approximately $600,000 in treasury shares). In 2008, 196,606 shares were issued as a result of options being exercised at an average price of approximately $9.47 per share and 42,955 shares were purchased for the treasury at an average price of $14.21 per share. While there is no assurance that the Company will receive additional funds resulting from the exercise of options in 2009, options representing an additional 172,500 shares at an average price of $10.17 per share are due to expire during 2009 if they are not exercised. Net cash used by financing activities in 2007 totaled approximately $1.1 million. Payments of $3.1 million in debt and $1.8 million in dividends were offset by $2.6 million received from the exercise of stock options and an additional $1.6 million related to tax benefits derived from these same stock option transactions. In 2007, 339,749 shares were issued as a result of options being exercised at an average price of approximately $7.54 per share.

The Company leases certain equipment and buildings under cancelable and non-cancelable operating leases expiring at various dates up to five years. Rent expense amounted to approximately $908,000, $882,000 and $945,000 in 2008, 2007 and 2006, respectively.

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

In addition, the Company increased the maximum amount available under the revolving credit portion from $7,500,000 to $12,000,000 and renewed and extended the maturity date to September 22, 2009. The revolving credit portion has a variable quarterly commitment fee ranging from 0.10% to 0.25% based on operating results. As of January 3, 2009, the quarterly fee is 0.15% on the unused portion. There were no borrowings against the revolving credit portion as of January 3, 2009.

The interest rates on the term and the revolving credit portions of the Loan Agreement vary. The interest rates may vary based on the LIBOR rate plus a margin spread of 1.0% to 1.65% for the term portion and 1.0% to 1.6% for the revolving credit portion. The margin rate spread is based on operating results calculated on a rolling-four-quarter basis. The Company may also borrow funds at the lender’s prime rate. On January 3, 2009, the interest rate on the term portion of the Loan Agreement was 2.685%.

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

On November 2, 2006, the Company entered into an interest rate swap contract with the lender with an original notional amount of $20,000,000 (notional amount $13,571,428 on January 3, 2009), which was equal to 100% of the outstanding balance of the term loan on that date. The notional amount began decreasing on a quarterly basis on January 2, 2007 following the principal repayment schedule of the term loan. The Company has a fixed interest rate of 5.25% on the swap contract and will pay the difference between the fixed rate and LIBOR when LIBOR is below 5.25% and will receive interest when the LIBOR rate exceeds 5.25%.

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

Tabular Disclosure of Contractual Obligations

The Company’s known contractual obligations as of January 3, 2009, are shown below (in thousands):

	Payment due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$13,571	$2,143	$5,714	$5,714	$—
Estimated interest on long-term debt and capital lease obligations	2,269	841	1,090	338	—
Capital lease obligations	97	97	—	—	—
Operating lease obligations	1,198	602	365	206	25
Estimated contributions to pension plans	15,312	1,116	4,148	4,148	5,900
Estimated post retirement benefits other than pensions	1,111	135	284	307	385
Total	$33,558	$4,934	$11,601	$10,713	$6,310

Included in the estimated interest on long-term debt and capital lease obligations above are payments under the interest rate swap contract. The intent of the swap is to fix the interest rate on 100% of the Company’s bank debt.

The amounts shown in the above table for estimated contributions to pension plans and estimated postretirement benefits other than pensions are based on the assumptions in Note 10 to the consolidated financial statements, as well as the assumption that participant counts will remain stable. The amounts shown above are significantly higher than amounts previously disclosed as a result of the worldwide economic downturn in late Fiscal 2008, which primarily affected the value of assets held in the Company’s pension plans requiring increased estimated future contributions to those plans. While there can be no assurances, the Company fully expects that as the economy recovers, the payments required, especially in the later years, will be reduced.

The Company does not have any non-cancelable open purchase orders.

At January 3, 2009, the Company maintained a stand-by letter of credit in the amount of $84,000 related to one of its capital leases. This amount is declining on a monthly basis as payments on the lease are made. This stand-by letter of credit expires on April 1, 2009 when the final lease payment is scheduled to be made. The stand-by letter of credit reserves that amount from the Company’s revolving credit agreement under terms of the revolving credit agreement.

During the fourth quarter of Fiscal 2008 a change in the general economy caused a significant tightening of credit by financial institutions. The Company believes it has sufficient credit resources available to it to sustain itself though these difficult economic times. While the Company’s $12 million revolving credit line is due to expire in the third quarter of 2009, the Company has received verbal assurances from its lender that a renewal of the line should not be an issue for the Company at that time. The Company will begin the negotiations for this renewal during the second quarter.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s foreign manufacturing facilities account for approximately 17% of total sales and 15% of total assets. Its U.S. operations buy from and sell to these foreign affiliates, and also make limited sales (approximately 12% of total sales) to nonaffiliated foreign customers. This trade activity could be affected by fluctuations in foreign currency exchange or by weak economic conditions. The Company’s currency exposure is concentrated in the Canadian dollar, Mexican peso, New Taiwan dollar, Chinese RMB and Hong Kong dollar. Because of the Company’s limited exposure to any single foreign market, any exchange gains or losses have not been material and are not expected to be material in the future. Had the exchange rate as of January 3, 2009 for all of the listed currencies changed by 1%, the total change in reported earnings would have been less than $20,000. As a result, the Company does not attempt to mitigate its foreign currency exposure through the acquisition of any speculative or leveraged financial instruments. In 2008, a 10% increase/decrease in exchange rates would have resulted in a translation increase/decrease to sales of approximately $2.2 million, and to equity of approximately $1.5 million.

The Company is exposed to interest rate risk with respect to its unsecured Loan Agreement, which provides for interest based on LIBOR plus a spread of up to 1.65%. The spread is determined by a comparison of the Company’s operating performance with agreed-upon financial targets. Since the Company’s performance depends to a large extent on the overall economy, the interest rate paid by the Company under its Loan Agreement is closely linked to the trend in the U.S. economy. The current interest rate spread is 1.25% on both the term loan portion and the revolving credit line portion of the Loan Agreement. Changes in LIBOR rates will also affect the Company’s interest expense. To hedge against future LIBOR rate increases, the Company has an interest rate swap contract on 100% of the term loan principal amount under the Loan Agreement. The interest rate on the swap contract is 5.25% and the swap contract expires on September 22, 2013. The notional amount of the swap contract is reduced on a quarterly basis in accordance with the principal repayment schedule for the term portion of the Loan Agreement. The notional amount of the swap contract was $13.6 million as of January 3, 2009. Therefore, the term debt is not subject to the volatility of short-term interest rates because the entire amount of debt is hedged under the swap contract.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

The Eastern Company

We have audited the accompanying consolidated balance sheets of The Eastern Company (the Company) as of January 3, 2009 and December 29, 2007, and the related consolidated statements of income, comprehensive (loss) income, shareholders’ equity, and cash flows for each of the years in the three-year period ended January 3, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of January 3, 2009 and December 29, 2007, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended January 3, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 10 to the consolidated financial statements, the Company adopted the measurement provision and the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An amendment of FASB Statements No. 87, 88, 106, and 132(R), effective January 3, 2009 and December 30, 2006, respectively. Further, as discussed in Note 8, the Company adopted Financial Accounting Standards Board Interpretation 48, Accounting for Uncertainty in Income Taxes, effective December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2009, expressed an unqualified opinion thereon.

/s/ UHY LLP

Hartford, Connecticut

March 11, 2009

The Eastern Company

Consolidated Balance Sheets

	January 3	December 29
	2009	2007
ASSETS
Current Assets
Cash and cash equivalents	$8,967,625	$8,209,722
Accounts receivable, less allowances of $328,000 in 2008 and $342,000 in 2007	17,021,774	18,993,934

Inventories:
Raw materials and component parts	7,719,540	8,435,858
Work in process	6,448,593	8,482,427
Finished goods	16,628,746	13,572,411
	30,796,879	30,490,696

Prepaid expenses and other assets	2,366,634	2,872,910
Recoverable income taxes receivable	1,313,628	1,428,569
Deferred income taxes	1,225,723	1,256,780
Total Current Assets	61,692,263	63,252,611

Property, Plant and Equipment
Land	1,102,385	1,103,872
Buildings	13,751,059	13,822,209
Machinery and equipment	33,574,613	33,057,484
Accumulated depreciation	(24,517,348)	(22,749,351)
	23,910,709	25,234,214

Other Assets
Goodwill	13,700,356	13,955,608
Trademarks	143,818	135,473
Patents, technology and other intangibles net of accumulated amortization	3,415,012	3,981,338
Deferred income taxes	3,154,810	—
Prepaid pension cost	—	1,792,657
	20,413,996	19,865,076
	$106,016,968	$108,351,901

Consolidated Balance Sheets

	January 3	December 29
	2009	2007
Liabilities and shareholders’ equity
Current Liabilities
Accounts payable	$7,081,303	$8,183,408
Accrued compensation	1,919,322	2,571,970
Other accrued expenses	1,706,681	2,345,091
Current portion of long-term debt	2,240,202	3,123,742
Total Current Liabilities	12,947,508	16,224,211

Deferred income taxes	—	2,390,882
Other long-term liabilities	1,531,143	1,620,311
Long-term debt, less current portion	11,428,571	14,383,060
Accrued postretirement benefits	1,062,719	1,111,234
Accrued pension cost	15,311,924	1,226,994
Interest rate swap obligation	1,169,848	577,941
Minority interest	83,690	—

Shareholders’ Equity
Voting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Nonvoting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Common Stock, no par value:
Authorized: 50,000,000 shares
Issued: 8,553,353 shares in 2008 and 8,354,978 shares in 2007	24,418,916	22,173,795
Treasury Stock: 2,588,334 shares in 2008 and 2,545,379 shares in 2007	(17,578,088)	(16,967,562)
Retained earnings	68,676,943	66,262,566

Accumulated other comprehensive income (loss):
Foreign currency translation	664,990	2,400,268
Unrecognized net pension and postretirement benefit costs, net of taxes	(12,944,539)	(2,682,183)
Derivative financial instruments, net of taxes	(756,657)	(369,616)
	(13,036,206)	(651,531)
Total Shareholders’ Equity	62,481,565	70,817,268
	$106,016,968	$108,351,901

See accompanying notes.

Consolidated Statements of Income

		Year ended
	January 3	December 29	December 30
	2009	2007	2006
Net sales	$135,878,490	$156,281,083	$138,465,411
Cost of products sold	(110,415,392)	(120,343,196)	(103,881,660)
Gross margin	25,463,098	35,937,887	34,583,751

Selling and administrative expenses	(18,432,700)	(20,008,851)	(18,789,514)
Operating profit	7,030,398	15,929,036	15,794,237

Interest expense	(1,063,607)	(1,288,952)	(1,097,640)
Other income	34,747	205,379	149,451
Income before income taxes and minority interest	6,001,538	14,845,463	14,846,048

Income taxes	1,538,225	4,764,770	5,187,300
Income before minority interest	4,463,313	10,080,693	9,658,748
Minority interest	41,310	—	—
Net income	$4,504,623	$10,080,693	$9,658,748
Earnings per Share:
Basic	$0.77	$1.79	$1.76

Diluted	$0.73	$1.68	$1.67

See accompanying notes.

Consolidated Statements of Comprehensive (Loss) Income

		Year ended
	January 3	December 29	December 30
	2009	2007	2006
Net income	$4,504,623	$10,080,693	$9,658,748
Other comprehensive (loss)/income -
Change in foreign currency translation	(1,735,278)	1,643,816	(62,114)
Change in fair value of derivative financial instruments, net of income tax benefit of $204,866 in 2008, $158,343 in 2007 and $35,301 in 2006	(387,041)	(281,185)	(62,092)
Reclassification adjustment for termination of derivative financial instrument, net of income tax benefit of $26,477	—	—	(46,623)
Change in pension and postretirement benefit costs, net of income taxes benefit/(expense) of $5,581,644 in 2008 and ($1,808,898) in 2007	(10,306,221)	3,193,078	—
Change in additional minimum pension liability, net of income taxes of $927,837 in 2006	—	—	1,466,438
	(12,428,540)	4,555,709	1,295,609
Comprehensive (loss)/income	$(7,923,917)	$14,636,402	$10,954,357

See accompanying notes.

Consolidated Statements of Shareholders’ Equity

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity
Balances at December 31, 2005	7,992,626	$17,694,851	(2,533,089)	$(16,655,041)	$50,335,658	$(5,203,703)	$46,171,765
Net income					9,658,748		9,658,748
Currency translation adjustment						(62,114)	(62,114)
Change in minimum pension liability, net of tax						1,466,438	1,466,438
Change in derivative financial instrument, net of tax						(62,092)	(62,092)
Change in accounting for pension and postretirement benefit costs, net of tax						(1,299,146)	(1,299,146)
Reclassification adjustment for termination of derivative financial instrument, net of tax						(46,623)	(46,623)
Cash dividends declared, $.31 per share					(1,715,035)		(1,715,035)
Issuance of Common Stock upon the exercise of stock options	15,000	203,700					203,700
Cash payment for fractional shares resulting from 3-for-2 stock split effective October 2006	(94)	(1,633)					(1,633)
Issuance of Common Stock for directors’ fees	5,018	77,197					77,197
Balances at December 30, 2006	8,012,550	17,974,115	(2,533,089)	(16,655,041)	58,279,371	(5,207,240)	54,391,205

Consolidated Statements of Shareholders’ Equity (continued)

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity

Net income					10,080,693		10,080,693
Cash dividends declared, $.32 per share					(1,801,570)		(1,801,570)
Currency translation adjustment						1,643,816	1,643,816
Change in pension and postretirement benefit costs, net of tax						3,193,078	3,193,078
Change in derivative financial instrument, net of tax						(281,185)	(281,185)
Change in accounting for uncertain tax positions					(295,928)		(295,928)
Purchase of Common Stock for treasury			(12,290)	(312,521)			(312,521)
Issuance of Common Stock upon the exercise of stock options	339,749	2,562,997					2,562,997
Tax benefit from exercise of non-qualified stock options and disqualifying dispositions of incentive stock options		1,575,500					1,575,500
Cash payment for fractional shares resulting from exercise of stock options		(20)					(20)
Issuance of Common Stock for directors’ fees	2,679	61,203					61,203
Balances at December 29, 2007	8,354,978	22,173,795	(2,545,379)	(16,967,562)	66,262,566	(651,531)	70,817,268
Net income					4,504,623		4,504,623
Cash dividends declared, $.33 per share					(1,938,172)		(1,938,172)
Currency translation adjustment						(1,735,278)	(1,735,278)
Change in pension and postretirement benefit costs, net of tax						(10,306,221)	(10,306,221)
Change in derivative financial instrument, net of tax						(387,041)	(387,041)
Effects of changing pension plan measurement date pursuant to FASB Statement No. 158, net of tax					(152,074)	43,865	(108,209)

Consolidated Statements of Shareholders’ Equity (continued)

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity

Purchase of Common Stock for treasury			(42,955)	(610,526)			(610,526)
Issuance of Common Stock upon the exercise of stock options	196,606	1,861,486					1,861,486
Tax benefit from exercise of non-qualified stock options and disqualifying dispositions of incentive stock options		355,799					355,799
Cash payment for fractional shares resulting from exercise of stock options		(4)					(4)
Issuance of Common Stock for directors’ fees	1,769	27,840					27,840
Balances at January 3, 2009	8,553,353	$24,418,916	(2,588,334)	$(17,578,088)	$68,676,943	$(13,036,206)	$62,481,565

See accompanying notes.

Consolidated Statements of Cash Flows

		Year ended
	January 3	December 29	December 30
	2009	2007	2006
Operating Activities
Net income	$4,504,623	$10,080,693	$9,658,748
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,128,312	4,369,998	3,745,693
Loss on sale of equipment and other assets	7,003	65,182	2,574
Provision for doubtful accounts	132,988	45,740	58,424
Deferred income taxes	286,046	(404,618)	(119,413)
Issuance of Common Stock for directors’ fees	27,840	61,203	77,197
Minority interest	(41,310)	—	—
Changes in operating assets and liabilities:
Accounts receivable	1,467,368	6,133,976	(8,844,177)
Inventories	(1,099,265)	(1,923,947)	(5,601,588)
Prepaid expenses and other	272,933	(462,604)	4,413
Prepaid pension cost	(130,905)	(684,514)	97,106
Recoverable taxes receivable	100,288	(1,411,477)	—
Other assets	(111,295)	(229,858)	(142,673)
Accounts payable	(911,386)	(5,190,868)	6,516,275
Accrued compensation	(634,707)	(549,639)	1,313,076
Other accrued expenses	(385,308)	(1,139,189)	1,097,299
Net cash provided by operating activities	7,613,225	8,760,078	7,862,954

Investing Activities
Purchases of property, plant and equipment	(2,331,341)	(2,867,829)	(6,721,581)
Proceeds from sale of equipment and other assets	13,246	25,120	19,374
Business acquisitions	(128,325)	—	(7,536,916)
Net cash used in investing activities	(2,446,420)	(2,842,709)	(14,239,123)

Financing Activities
Principal payments on long-term debt	(3,838,029)	(3,111,907)	(15,255,099)
Proceeds from issuance of long-term debt	—	—	20,000,000
Proceeds from sales of Common Stock	1,861,486	2,562,997	203,700
Tax benefit from disqualifying disposition of incentive stock options and exercise of non-qualified stock options	355,799	1,575,500	—
Purchases of Common Stock for treasury	(610,526)	(312,521)	—
Cash payment for fractional shares resulting from exercise of stock options	(4)	(20)	—
Cash payment for fractional shares resulting from 3-for-2 stock split	—	—	(1,633)
Dividends paid	(1,938,172)	(1,801,570)	(1,715,035)
Net cash (used in) provided by financing activities	(4,169,446)	(1,087,521)	3,231,933
Effect of exchange rate changes on cash	(239,456)	278,416	(100,253)
Net change in cash and cash equivalents	757,903	5,108,264	(3,244,489)

Cash and cash equivalents at beginning of year	8,209,722	3,101,458	6,345,947
Cash and cash equivalents at end of year	$8,967,625	$8,209,722	$3,101,458

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

Fiscal Year

The Company’s year ends on the Saturday nearest to December 31. Fiscal 2008 was a 53 week year, 2007 and 2006 were 52 weeks.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany accounts and transactions are eliminated.

Cash Equivalents and Concentrations of Credit Risk

Highly liquid investments purchased with a maturity of three months or less are considered cash equivalents. The Company has deposits that exceed amounts insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000, but the Company does not consider this a significant concentration of credit risk based on the strength of the financial institution.

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

Recognition of Revenue and Accounts Receivable

Revenue and accounts receivable are recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred, and there is a reasonable assurance of collection of the sales proceeds. The Company obtains written purchase authorizations from its customers for a specified amount of product at a specified price and delivery occurs at the time of shipment. Credit is extended based on an evaluation of each customer’s financial condition; collateral is not required. Accounts receivable are recorded net of applicable allowances. At year end 2006, one customer accounted for approximately 29% of total accounts receivable. No customers exceeded 10% of total accounts receivable at year end 2008 or 2007.

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

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method in the U.S. ($24,352,602 for U.S. inventories at January 3, 2009) and by the first-in, first-out (FIFO) method for inventories outside the U.S. ($6,444,277 for inventories outside the U.S. at January 3, 2009). Current cost exceeds the LIFO carrying value by approximately $6,212,000 at January 3, 2009 and $5,098,000 at December 29, 2007. There was no material LIFO quantity liquidation in 2008, 2007 or 2006.

Property, Plant and Equipment and Related Depreciation

Property, plant and equipment (including equipment under capital lease) are stated at cost. Depreciation ($3,410,538 in 2008, $3,770,280 in 2007 and $3,443,351 in 2006) is computed generally using the straight-line method based on the following estimated useful lives of the assets: Buildings 10 to 39.5 years; Machinery and equipment 3 to 10 years.

Goodwill, Intangibles and Impairment of Long-Lived Assets

Patents are recorded at cost and are amortized using the straight-line method over the lives of the patents. Technology and licenses are recorded at cost and are generally amortized on a straight-line basis over periods ranging from 5 to 17 years. Non-compete agreements and customer relationships are being amortized using the straight-line method over a period of 5 years. Amortization expense in 2008, 2007 and 2006 was $717,774, $599,718 and $302,342, respectively. Total amortization expense for each of the next five years is estimated to be as follows: 2009 - $705,000; 2010 - $629,000; 2011 - $529,000; 2012 - $219,000; and 2013 - $219,000. Trademarks are not amortized as their lives are deemed to be indefinite.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

2. ACCOUNTING POLICIES (continued)

The gross carrying amount and accumulated amortization of amortizable intangible assets:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total	Weighted-Average Amortization Period (Years)
2008 Gross Amount:
Patents and developed technology	$2,508,494	$1,039,925	$60,354	$3,608,773	15.8
Customer relationships	45,825	1,921,811	—	1,967,636	5.0
Non-compete agreements	30,000	90,735	—	120,735	5.0
Other	—	128,941	—	128,941	1.0
Total Gross Intangibles	$2,584,319	$3,181,412	$60,354	$5,826,085	11.3

2008 Accumulated Amortization:
Patents and developed technology	$1,098,787	$258,295	$53,680	$1,410,762
Customer relationships	9,165	861,857	—	871,022
Non-compete agreements	6,000	67,733	—	73,733
Other	—	55,556	—	55,556
Total Gross Amortization	$1,113,952	$1,243,441	$53,680	$2,411,073

Net 2008 per Balance Sheet	$1,470,367	$1,937,971	$6,674	$3,415,012

2007 Gross Amount:
Patents and developed technology	$2,738,893	$1,088,592	$82,747	$3,910,232	15.7
Customer relationships	—	1,921,811	—	1,921,811	5.0
Non-compete agreements	—	90,735	—	90,735	5.0
Other	—	3,941	—	3,941	—
Total Gross Intangibles	$2,738,893	$3,105,079	$82,747	$5,926,719	11.8

2007 Accumulated Amortization:
Patents and developed technology	$1,077,608	$263,255	$67,501	$1,408,364
Customer relationships	—	477,495	—	477,495
Non-compete agreements	—	59,522	—	59,522
Total Gross Amortization	$1,077,608	$800,272	$67,501	$1,945,381

Net 2007 per Balance Sheet	$1,661,285	$2,304,807	$15,246	$3,981,338

In the event that facts and circumstances indicate that the carrying value of long-lived assets, including definite life intangible assets, may be impaired, an evaluation is performed to determine if a write-down is required. No events or changes in circumstances have occurred to indicate that the carrying amount of such long-lived assets held and used may not be recovered.

The Company performs an annual impairment test of its goodwill and trademarks during the second quarter of each year. Goodwill and trademarks were not impaired in 2008, 2007 or 2006.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

2. ACCOUNTING POLICIES (continued)

The following is a roll-forward of goodwill for 2008 and 2007:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total
2008
Beginning balance	$2,121,792	$11,833,816	$—	$13,955,608
Foreign exchange	(255,252)	—	—	(255,252)
Ending balance	$1,866,540	$11,833,816	$—	$13,700,356

2007
Beginning balance	$1,908,344	$11,833,816	$—	$13,742,160
Foreign exchange	213,448	—	—	213,448
Ending balance	$2,121,792	$11,833,816	$—	$13,955,608

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

Product Development Costs

Product development costs, charged to expense as incurred, were $1,293,167 in 2008, $1,439,044 in 2007 and $1,354,224 in 2006.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were $560,660 in 2008, $540,499 in 2007 and $525,632 in 2006.

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

The denominators used in the earnings per share computations follow:

	2008	2007	2006
Basic:
Weighted average shares outstanding	5,875,140	5,631,073	5,474,137

Diluted:
Weighted average shares outstanding	5,875,140	5,631,073	5,474,137
Dilutive stock options	284,423	358,681	293,971
Denominator for diluted earnings per share	6,159,563	5,989,754	5,768,108

The Company has excluded the effect of 261,750 shares in 2008 from the above dilutive stock options, as their inclusion would be anti-dilutive. There were no anti-dilutive stock options in 2007 or 2006.

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

Stock Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Standards No. 123R (“SFAS 123R”) using the modified prospective method. No stock options were granted in 2008, 2007 or 2006, and as all options granted prior to January 1, 2006 were fully vested, there was no impact on the financial statements for any year presented.

Fair Value of Financial Instruments

The carrying amounts of financial instruments (cash and cash equivalents, accounts receivable, accounts payable, the interest rate swap agreement, and debt) as of January 3, 2009 and December 29, 2007, approximate fair value. Fair value was based on expected cash flows and current market conditions.

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

All of the above acquisitions have been accounted for using the purchase method. The acquired businesses are included in the consolidated operating results of the Company from the date of acquisition. The excess of the cost of Royal over the fair market value of the net assets acquired of $3,101,410 has been recorded as goodwill. There was no goodwill attributable to the acquisitions of F.A. Neider or Summit Manufacturing.

In connection with the above acquisitions, the Company recorded the following intangible assets:

Asset Class/Description	Amount	Weighted-average Amortization Period in Years
Patents, technology, and licenses
Customer relationships	$1,967,636	5.0
Patents and developed technology	473,828	12.7
Non-compete agreements	70,000	5.0
	$2,511,464	6.5

There is no anticipated residual value relating to these intangible assets.

Neither the actual results nor the pro forma effects of the acquisition of the above entities, individually or in total, are material to the Company’s financial statements.

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

The Eastern Company

Notes to Consolidated Financial Statements (continued)

4. CONTINGENCIES (continued)

Reflected in the 2007 financial statements is a contingency reserve for $250,000 relating to environmental issues at the Frazer & Jones Division. Settlement payments and remediation costs approximated $250,000 in 2008. This contingency reserve is reflected on the 2007 Consolidated Balance Sheets as a current liability within “Other accrued expenses” and on the Consolidated Statements of Income in “Selling and administrative expenses”.

Approximately 39% of the total workforce is subject to negotiated union contracts, and none of the agreements expire during 2009.

5. DEBT

On September 22, 2006 the Company signed an unsecured loan agreement (“Loan Agreement”), which included a $20,000,000 term portion and a revolving credit portion, with its lender, Bank of America, N.A. The term portion of the loan requires quarterly payments of $714,286 for a period of seven (7) years, maturing September 22, 2013. The revolving credit portion allows the Company to borrow up to $12,000,000 with a maturity date of September 22, 2009. The revolving credit portion has a variable quarterly commitment fee ranging from 0.10% to 0.25% based on operating results. As of January 3, 2009 the quarterly fee is 0.15% on the unused portion. There were no outstanding balances under the revolving credit portion at January 3, 2009 or December 29, 2007.

The interest rates on the term and the revolving credit portions of the Loan Agreement vary. The interest rates may vary based on the LIBOR rate plus a margin spread of 1.0% to 1.65% for the term portion and 1.0% to 1.6% for the revolving credit portion. The margin rate spread is based on operating results calculated on a rolling-four-quarter basis. The Company may also borrow funds at the lender’s prime rate. On January 3, 2009, the interest rate on the term portion of the Loan Agreement was 2.685%.

On November 2, 2006, the Company entered into an interest rate swap contract with the lender with an original notional amount of $20,000,000 (notional amount $13,571,428 on January 3, 2009), which was equal to 100% of the outstanding balance of the term loan on that date. The notional amount began decreasing on a quarterly basis on January 2, 2007 following the principal repayment schedule of the term loan. The Company has a fixed interest rate of 5.25% on the swap contract and will pay the difference between the fixed rate and LIBOR when LIBOR is below 5.25% and will receive interest when the LIBOR rate exceeds 5.25%.

Debt consists of:

	2008	2007
Term loan	$13,571,428	$17,142,857
Capital lease obligation with interest at 4.99% and payable in monthly installments of $21,203 through April 2009	83,938	327,556
Capital lease obligation with interest at 0% and payable in monthly installments of $1,915 through July 2009	13,407	36,389
	13,668,773	17,506,802
Less current portion	2,240,202	3,123,742
	$11,428,571	$14,383,060

The Company paid interest of $1,318,371 in 2008, $1,323,246 in 2007 and $903,759 in 2006.

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

As of January 3, 2009, scheduled annual principal maturities of long-term debt, including capital lease obligations, for each of the next five years follow:

2009	$2,240,202
2010	2,857,143
2011	2,857,143
2012	2,857,143
2013	2,857,142
Thereafter	—
$13,668,773

At January 3, 2009 and December 29, 2007, building improvements and equipment, with a cost of approximately $2,069,000, were recorded under capital leases with accumulated amortization of approximately $978,000 and $865,000, respectively. One capital lease is secured by the equipment under the lease and an $84,000 letter of credit.

6. STOCK RIGHTS

On July 23, 2008, the Company adopted a new stock rights plan to replace the plan that expired on July 22, 2008. At January 3, 2009, there were 5,965,019 stock rights outstanding under the plan. Each right may be exercised to purchase one share of the Company’s common stock at an exercise price of $80.00, subject to adjustment to prevent dilution.

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

The Eastern Company

Notes to Consolidated Financial Statements (continued)

7. STOCK OPTIONS AND AWARDS

Stock Options

The Company has stock option plans for officers, other key employees, and non-employee directors: the 1989, 1995, 1997 and 2000 plans. Options granted under the 1989 plan and incentive stock options granted under the 1995 and 2000 plans must have exercise prices that are not less than 100% of the fair market value of the stock on the dates the options are granted. Restricted stock awards may also be granted to participants under the 1995 and 2000 plans with restrictions determined by the Compensation Committee of the Company’s Board of Directors. Under the 1995, 1997, and 2000 plans, nonqualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Company’s Board of Directors. No options or restricted stock were granted in 2008, 2007 or 2006.

As of January 3, 2009, there were 367,500 shares available for future grant under the above noted 2000 plan and there were no shares available for grant from the 1997, 1995 and 1989 plans. As of January 3, 2009, there were 805,500 shares of common stock reserved under all option plans for future issuance.

Information with respect to the Company’s stock option plans is summarized below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	1,017,750	$9.297
Exercised	(15,000)	13.580
Outstanding at December 30, 2006	1,002,750	9.233
Exercised	(339,750)	7.544
Outstanding at December 29, 2007	663,000	10.099
Exercised	(196,606)	9.468
Cancelled	(28,394)	9.330
Outstanding at January 3, 2009	438,000	$10.432

Options Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of January 3, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$9.33 – $10.20	363,750	1.5	$9.854
$12.33 – $13.58	74,250	4.6	13.264
	438,000	2.0	10.432

At January 3, 2009, outstanding and exercisable options had no intrinsic value. The total intrinsic value of stock options exercised in 2008 was $1,008,764.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

8. INCOME TAXES

Deferred income taxes are provided on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and those for income tax reporting purposes. Deferred income tax (assets) liabilities relate to:

	2008	2007	2006
Property, plant and equipment	$3,775,424	$3,399,329	$2,224,930
Intangible assets	—	—	924,513
Pensions	—	240,511	—
Other	—	—	335,273
Total deferred income tax liabilities	3,775,424	3,639,840	3,484,716

Other postretirement benefits	(375,028)	(400,555)	(440,984)
Inventories	(782,446)	(804,529)	(867,042)
Allowance for doubtful accounts	(79,714)	(81,352)	(87,484)
Intangible assets	(302,576)	(245,401)	—
Accrued compensation	(348,870)	(360,540)	(301,232)
Interest rate swap obligation	(413,190)	(208,325)	(49,983)
Pensions	(5,116,289)	—	(1,160,893)
Tax credits	(557,354)	(318,176)	(375,439)
Environmental reserve	—	(77,679)	—
Other	(180,490)	(9,181)	(9,762)
Total deferred income tax assets	(8,155,957)	(2,505,738)	(3,292,819)
Net deferred income tax (assets) liabilities	$(4,380,533)	$1,134,102	$191,897

 Income before income taxes and minority interest consists of:

	2008	2007	2006
Domestic	$4,859,973	$13,133,039	$11,954,924
Foreign	1,141,565	1,712,424	2,891,124
	$6,001,538	$14,845,463	$14,846,048

The provision for income taxes follows:

	2008	2007	2006
Current:
Federal	$896,199	$4,537,394	$3,741,551
Foreign	198,634	281,201	1,030,902
State	157,346	350,793	534,260
Deferred:
Federal	352,450	(354,609)	(6,460)
Foreign	—	—	—
State	(66,404)	(50,009)	(112,953)
	$1,538,225	$4,764,770	$5,187,300

The Eastern Company

Notes to Consolidated Financial Statements (continued)

8. INCOME TAXES (continued)

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows:

	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
Income taxes using U.S. federal statutory rate	$ 2,054,568	34%	$ 5,047,457	34%	$ 5,047,655	34%
State income taxes, net of federal benefit	53,898	1	178,834	1	277,999	2
Impact of foreign subsidiaries on effective tax rate	(379,009)	(6)	(558,068)	(4)	63,537	—
Impact of manufacturers deduction on effective tax rate	(95,620)	(2)	(149,950)	(1)	(47,616)	—
Other—net	(95,612)	(2)	246,497	2	(154,275)	(1)
	$ 1,538,225	25%	$ 4,764,770	32%	$ 5,187,300	35%

Total income taxes paid were $1,061,151 in 2008, $7,008,300 in 2007 and $4,358,944 in 2006.

The Company’s future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where statutory rates are lower.

The Company has foreign tax credit carry-forwards of $557,534 which expire in varying amounts between 2011 and 2018. Available and prudent tax planning strategies support this deferred tax asset at January 3, 2009.

United States income taxes have been provided on the undistributed earnings of foreign subsidiaries ($13,228,154 at January 3, 2009) only where necessary because such earnings are intended to be reinvested abroad indefinitely or repatriated only when substantially free of such taxes.

During 2008 and 2007 the Company received tax benefits of $356,000 and $1,575,500, respectively, as a result of the exercise and sale of qualified stock options that resulted in the disqualification of those incentive stock options, and the exercise of non-qualified stock options during the year.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

Balance at December 31, 2006, adoption of FIN 48	$1,565,014
Increases for tax positions taken during a prior period	47,161
Increases for tax positions taken during the current period	384,373
Decreases relating to settlements	(47,161)
Decreases resulting from the expiration of the statute of limitations	(421,574)
Balance at December 29, 2007	1,527,813
Decreases for tax positions taken during a prior period	(37,014)
Increases for tax positions taken during the current period	80,822
Decreases relating to settlements	(34,595)
Decreases resulting from the expiration of the statute of limitations	(220,786)
Balance at January 3, 2009	$1,316,240

The Eastern Company

Notes to Consolidated Financial Statements (continued)

8. INCOME TAXES (continued)

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2005 and non-U.S. income tax examinations by tax authorities prior to 2002.

Included in the balance at January 3, 2009, are $979,883 of unrecognized tax benefits that would affect the annual effective tax rate. In 2008, the Company recognized accrued interest related to unrecognized tax benefits in income tax expense. The Company had approximately $223,000 of accrued interest at January 3, 2009.

The total amount of unrecognized tax benefits could increase or decrease within the next twelve months for a number of reasons, including the closure of federal, state and foreign tax years by expiration of the statute of limitations and the recognition and measurement considerations under FIN 48. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will increase by approximately $45,000 and will decrease by approximately $182,000 over the next twelve months related primarily to the earnings of its Hong Kong subsidiary.

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

Future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year during each of the next five years follow:

2009	$602,052
2010	219,481
2011	145,732
2012	105,457
2013	100,759
$1,173,481

Rent expense for all operating leases was $907,617 in 2008, $882,162 in 2007 and $944,610 in 2006. The Company expects future rent expense, including non-cancelable operating leases, leases that are expected to be renewed and buildings leased on a month-to-month basis, for each of the next five years to be in the range of $800,000 to $900,000.

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

Incremental effect of applying the recognition and disclosure provisions of FASB Statement No. 158 on individual line items in the balance sheet as of December 30, 2006 follow:

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

Additionally, SFAS No. 158 also requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. As allowed under SFAS 158, the Company adopted the measurement date provision in 2008. As such, in 2008 the Company was required to record fifteen (15) months of net periodic pension benefit cost in order to adopt the measurement date provision. The total cost was split into two parts, a twelve (12) month portion that was recorded as expense on the income statement, and a three (3) month portion that was recorded as an adjustment to retained earnings.

Following is a summary of the net periodic benefit cost recorded in Fiscal 2008:

	15 Months	3 Months	12 Months
Service cost	$2,324,033	$446,701	$1,877,332
Interest cost	3,352,940	667,863	2,685,077
Expected return on plan assets	(4,740,175)	(948,035)	(3,792,140)
Amortization of prior service cost	260,052	52,010	208,042
Amortization of the net loss	82,890	16,578	66,312
Net periodic benefit cost	$1,279,740	$235,117	$1,044,623

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. RETIREMENT BENEFIT PLANS (continued)

Components of the net periodic benefit cost of the Company’s pension benefit plans were as follows:

	2008	2007	2006
Service cost	$1,877,332	$1,758,564	$1,560,654
Interest cost	2,685,077	2,481,996	2,335,814
Expected return on plan assets	(3,792,140)	(3,847,920)	(3,113,089)
Amortization of prior service cost	208,042	81,791	152,250
Amortization of the transition obligation	—	(11,847)	(34,607)
Amortization of the net loss	66,312	918,116	602,381
Net periodic benefit cost	$1,044,623	$1,380,700	$1,503,403

Assumptions used to determine net periodic benefit cost for the Company’s pension benefit plans for the fiscal year indicated were as follows:

	2008	2007	2006
Discount rate	6.25%	5.8%	5.5%
Expected return on plan assets	8.5%	8.5%	8.5%
Rate of compensation increase	4.25%	4.25%	4.25%

Components of the net periodic benefit cost of the Company’s postretirement benefit plan were as follows:

	2008	2007	2006
Service cost	$127,470	$111,167	$105,073
Interest cost	124,244	128,426	123,000
Expected return on plan assets	(90,203)	(88,847)	(84,453)
Amortization of prior service cost	(23,886)	(23,866)	(40,758)
Amortization of the net (gain) loss	(33,560)	(17,335)	4,582
Net periodic benefit cost	$104,065	$109,545	$107,444

Assumptions used to determine net periodic benefit cost for the Company’s postretirement plan for the fiscal year indicated were as follows:

	2008	2007	2006
Discount rate	6.25%	5.8%	5.5%
Expected return on plan assets	8.5%	8.5%	8.5%

As of the measurement date, the status of the Company’s pension benefit plans and postretirement benefit plan was as follows:

	Pension Benefit		Postretirement Benefit
	2008	2007	2008	2007
Benefit obligation at beginning of year	$44,707,016	$44,387,434	$2,245,344	$2,292,147
Change due to availability of final actual assets and census data	—	—	(180,343)	—
Plan amendment	—	603,476	—	—
Service cost	2,324,033	1,758,564	127,470	111,167
Interest cost	3,354,083	2,481,996	124,244	128,426
Actuarial gain	(378,701)	(2,263,191)	(11,022)	(130,564)
Benefits paid	(2,851,456)	(2,261,263)	(115,439)	(155,832)
Benefit obligation at end of year	$47,154,975	$44,707,016	$2,190,254	$2,245,344

During 2007, two new contracts covering union employees were negotiated. As a result, the retirement benefits to be paid to future retirees were increased. The present value of the cost of these increases, as show above, is $603,476.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. RETIREMENT BENEFIT PLANS (continued)

	Pension Benefit		Postretirement Benefit
	2008	2007	2008	2007
Fair value of plan assets at beginning of year	$45,272,679	$39,330,242	$1,134,110	$1,070,991
Change due to availability of final actual assets and census data	—	—	(72,901)	(25,726)
Actual return on plan assets	(11,837,886)	6,138,486	66,326	88,845
Employer contributions	1,259,714	2,065,214	115,439	155,832
Benefits paid	(2,851,456)	(2,261,263)	(115,439)	(155,832)
Fair value of plan assets at end of year	$31,843,051	$45,272,679	$1,127,535	$1,134,110

	Pension Benefits		Postretirement Benefits
Funded Status	2008	2007	2008	2007
Prepaid benefit cost	$—	$1,792,657	$—	$—
Accrued benefit liability	(15,311,924)	(1,226,994)	(1,062,719)	(1,111,234)
Net amount recognized in the balance sheet	$(15,311,924)	$565,663	$(1,062,719)	$(1,111,234)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
Net (loss) gain	$(19,990,932)	$(4,296,185)	$663,490	$602,463
Prior service (cost) credit	(916,710)	(755,039)	230,950	254,836
	$(20,907,642)	$(5,051,224)	$894,440	$857,299

Change in the components of accumulated other comprehensive income consist of:

	Pension Benefit		Postretirement Benefit
	2008	2007	2008	2007
Balance at beginning of period	$(5,051,224)	$(9,989,565)	$857,299	$793,664
Change due to availability of final actual assets and census data	—	—	107,442	—
Charged to net periodic benefit cost
Prior service cost	208,042	81,791	(23,886)	(23,866)
Transition obligation	—	(11,847)	—	—
Net (gain) loss	66,312	918,116	(33,560)	(17,335)
Other changes
Change in measurement date	68,588	—	—	—
Plan amendments	—	(603,476)	—	—
Liability (gains) losses	(16,199,360)	4,553,757	(12,855)	104,836
Balance at end of period	$(20,907,642)	$(5,051,224)	$894,440	$857,299

In 2009, the net periodic pension benefit cost will include $251,666 of net loss and $208,043 of prior service cost and the net periodic post retirement benefit cost will include $29,000 of net gain and $23,886 of prior service credit.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. RETIREMENT BENEFIT PLANS (continued)

Assumptions used to determine the projected benefit obligations for the Company’s pension benefit plans and postretirement benefit plan for the fiscal year indicated were as follows:

	2008	2007
Discount rate	6.25%	6.25%
Expected return on plan assets	8.5%	8.5%
Rate of compensation increase	4.25%	4.25%

In 2008 and 2007, the accumulated benefit obligation for all qualified and nonqualified defined benefit pension plans was $44,589,783 and $42,656,397, respectively.

Information for the under-funded pension plans with a projected benefit obligation and an accumulated benefit obligation in excess of plan assets:

	2008	2007
Number of plans	6	4
Projected benefit obligation	$47,154,975	$8,488,676
Accumulated benefit obligation	44,589,783	8,331,514
Fair value of plan assets	31,843,051	7,261,682
Net amount recognized in accrued benefit liability	(15,311,924)	(1,226,994)

Estimated future benefit payments are $2.6 million in 2009, $2.7 million in 2010, $2.7 million in 2011, $2.9 million in 2012, $2.9 million in 2013 and a total of $16.2 million from 2014 through 2018.

Estimated future benefit payments to participants of the Company’s postretirement plan are $135,000 in 2009, $140,000 in 2010, $144,000 in 2011, $149,000 in 2012, $158,000 in 2013 and a total of $896,000 from 2014 through 2018.

The Company expects to make cash contributions to its pension plans of approximately $1,052,000 and to its postretirement plan of approximately $135,000 in 2009.

The percentage of each asset category of the total assets held by the plans follows:

	Allocation Parameters		2008	2007
Equity securities	30	— 70%	45%	53%
Fixed income	30	— 60%	48	43
Cash and cash equivalents	0	— 10%	2	1
Cash surrender value of life insurance policies for the Salaried Retirement Plan			5	3
Total			100%	100%

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

The plans’ assets include 167,658 shares and 139,848 shares of the common stock of the Company having a market value of $1,492,156 and $2,564,813 at January 3, 2009 and December 29, 2007, respectively. The plans purchased 27,810 shares of common stock of the Company during 2008 and sold 300,213 shares of common stock of the Company during 2007. During the period from January 4, 2009 to January 29, 2009 the plans purchased an additional 25,966 shares of common stock of the Company. Dividends received during 2008 and 2007 on the common stock of the Company were $40,171 and $65,782 respectively.

For measurement purposes relating to the postretirement benefit plan, the life insurance cost trend rate is 1%. The health care cost trend rate for participants retiring after January 1, 1991 is nil; no increase in that rate is expected because of caps placed on benefits. The health care cost trend rate is expected to remain at 4.5% for participants after the year 2000.

A one-percentage-point change in assumed health care cost trend rates would have the following effects on the postretirement benefit plan:

	1-Percentage Point
	Increase	Decrease
Effect on total of service and interest cost components	$24,414	$(15,986)

Effect on postretirement benefit obligation	$314,568	$(170,188)

U.S. salaried employees and most employees of the Company’s Canadian subsidiaries are covered by defined contribution plans.

The Company has a contributory savings plan under Section 401(k) of the Internal Revenue Code covering substantially all U.S. non-union employees. The plan allows participants to make voluntary contributions of up to 100% of their annual compensation on a pretax basis, subject to IRS limitations. The plan provides for contributions by the Company at its discretion. The Company made contributions of $184,303 in 2008, $172,889 in 2007 and $169,675 in 2006.

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

During 2007 and 2006, one customer accounted for approximately 27% of the revenue of the Industrial Hardware segment and approximately 14% and 15%, respectively, of total revenue. No other customers exceeded 10% of total revenue in 2008, 2007 or 2006.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

11. REPORTABLE SEGMENTS (continued)

	2008	2007	2006
Revenue: Sales to unaffiliated customers:
Industrial Hardware	$60,041,074	$81,601,557	$75,436,663
Security Products	55,183,759	60,743,913	50,067,145
Metal Products	20,653,657	13,935,613	12,961,603
	$135,878,490	$156,281,083	$138,465,411

Intersegment Revenue:
Industrial Hardware	$614,803	$893,752	$741,201
Security Products	2,964,334	3,209,517	3,573,382
Metal Products	607,302	748,714	227,667
	$4,186,439	$4,851,983	$4,542,250

Income Before Income Taxes and Minority Interest:
Industrial Hardware	$5,236,924	$12,994,321	$13,108,681
Security Products	4,032,771	5,207,005	4,520,233
Metal Products	(2,239,297)	(2,272,290)	(1,834,677)
Operating Profit	7,030,398	15,929,036	15,794,237
Interest expense	(1,063,607)	(1,288,952)	(1,097,640)
Other income	34,747	205,379	149,451
	$6,001,538	$14,845,463	$14,846,048

Geographic Information:
Net Sales:
United States	$112,171,233	$127,783,200	$110,379,622
Foreign	23,707,257	28,497,883	28,085,789
	$135,878,490	$156,281,083	$138,465,411

Foreign sales are primarily to customers in North America.

Identifiable Assets:
United States	$90,479,681	$90,899,082	$88,505,118
Foreign	15,537,287	17,452,819	14,979,826
	$106,016,968	$108,351,901	$103,484,944

Industrial Hardware	$27,744,552	$31,492,875	$41,620,127
Security Products	48,155,676	45,783,598	38,340,163
Metal Products	16,185,279	16,586,339	14,627,858
	92,085,507	93,862,812	94,588,148
General corporate	13,931,461	14,489,089	8,896,796
	$106,016,968	$108,351,901	$103,484,944

The Eastern Company

Notes to Consolidated Financial Statements (continued)

11. REPORTABLE SEGMENTS (continued)

	2008	2007	2006
Depreciation and Amortization:
Industrial Hardware	$1,786,227	$1,898,251	$1,598,906
Security Products	1,418,508	1,546,825	1,204,981
Metal Products	923,577	924,922	941,806
	$4,128,312	$4,369,998	$3,745,693

Capital Expenditures:
Industrial Hardware	$1,174,762	$1,649,767	$2,900,529
Security Products	406,113	526,710	2,698,141
Metal Products	633,525	682,810	1,116,857
	2,214,400	2,859,287	6,715,527
Currency translation adjustment	18,865	(28,941)	(355)
General corporate	98,076	37,483	6,409
	$2,331,341	$2,867,829	$6,721,581

12. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring the fair value of assets and liabilities, and expands disclosure requirements regarding the fair value measurement. SFAS 157 does not expand the use of fair value measurements. This statement, as issued, is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB Staff Position (FSP) FAS No. 157-2 was issued in February 2008 and deferred the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 2008. As such, the Company adopted SFAS 157 as of December 30, 2007 for financial assets and liabilities only. There was no material impact on the Company’s consolidated financial statements. As of January 3, 2009, the Company’s financial liability subject to SFAS 157 consisted of an interest rate swap agreement (included in Interest rate swap obligation on the consolidated balance sheets). The Company determined fair value for the derivative liability based on third party valuation models (i.e. Level 2 as defined under SFAS 157). The Company does not have any financial assets subject to SFAS 157. The adoption of SFAS No. 157 related to the Company’s financial assets and liabilities did not have a material impact on the fair value measurement or require expanded disclosures. See Note 13 – Financial Instruments and Fair Value Measurements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are limited to, accounts receivable, accounts payable, and issued debt. If elected, SFAS 159 was effective for the Company’s 2008 fiscal year. The Company has not elected to measure any additional assets or liabilities at fair value that are not already measured at fair value under existing standards.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

12. RECENT ACCOUNTING PRONOUNCEMENTS (continued)

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

The Eastern Company

Notes to Consolidated Financial Statements (continued)

12. RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In December 2008, the FASB issued FSP SFAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP SFAS 132(R)-1”), which requires additional disclosures for employers’ pension and other postretirement benefit plan assets. As pension and other postretirement benefit plan assets were not included within the scope of SFAS No. 157, FSP SFAS 132(R)-1 requires employers to disclose information about fair value measurements of plan assets similar to the disclosures required under SFAS No. 157, the investment policies and strategies for the major categories of plan assets, and significant concentrations of risk within plan assets. FSP SFAS 132(R)-1 will be effective for fiscal years ending after December 15, 2009. As FSP SFAS 132(R)-1 provides only disclosure requirements, the adoption of this standard will not have a material impact on the Company’s Consolidated Financial Statements.

13. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Risk Management Objectives and Policies

The Company is exposed primarily to credit, interest rate and currency exchange rate risks which arise in the normal course of business.

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they fall due. The primary credit risk for the Company is its receivable accounts. The Company has established credit limits for customers and monitors their balances to mitigate its risk of loss. At January 3, 2009 and December 29, 2007, there were no significant concentrations of credit risk. No one customer represented more than 10% of the Company’s net trade receivables at January 3, 2009 and December 29, 2007. The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable.

Interest Rate Risk

The Company’s exposure to the risk of changes in market interest rates relates primarily to the Company’s debt, which bears interest at variable rates, which approximates market interest rates. The Company has an interest rate swap with a notional amount of $13,571,429 on January 3, 2009 to convert all of its Term Loan from variable to fixed rates. The valuation of this swap is determined using the three month LIBOR index.

Fair Value Measurements

Effective December 30, 2007, the Company adopted SFAS No. 157 for financial assets and liabilities. The following financial liabilities were measured at fair value on a recurring basis during 2008:

	Fair Value	Level 1	Level 2	Level 3
Financial Liabilities:
Interest rate swap	$1,169,848	$—	$1,169,848	$—

Total liabilities	$1,169,848	$—	$1,169,848	$—

Assets and liabilities that are within the provisions of SFAS No. 157, such as the Company’s interest rate swap, are recorded at fair value using market and income valuation approaches and considering the Company’s and counterparty’s credit risk. The Company uses the market approach and the income approach to value assets and liabilities as appropriate. The Company’s interest rate swap is not an exchange traded instrument. However, it is valued based on observable inputs for similar liabilities and accordingly are classified as level 2 input.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

14. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Selected quarterly financial information (unaudited) follows:

			2008
	First	Second	Third	Fourth	Year
Net sales	$32,918,911	$36,098,718	$34,550,899	$32,309,962	$135,878,490
Gross margin	6,764,101	6,871,581	5,446,670	6,380,746	25,463,098
Selling and administrative expenses	4,693,193	4,534,735	4,379,689	4,825,083	18,432,700
Net income	1,206,678	1,354,700	875,041	1,068,204	4,504,623

Net income per share:
Basic	$.21	$.23	$.15	$.18	$.77
Diluted	$.20	$.22	$.14	$.17	$.73

Weighted average shares outstanding:
Basic	5,811,962	5,835,601	5,881,284	5,964,813	5,875,140
Diluted	6,157,130	6,154,270	6,189,149	6,130,805	6,159,563

			2007
	First *	Second	Third	Fourth	Year
Net sales	$52,317,174	$34,175,471	$36,027,712	$33,760,726	$156,281,083
Gross margin	16,029,693	6,142,433	6,989,216	6,776,545	35,937,887
Selling and administrative expenses	5,169,411	4,742,145	4,796,997	5,300,298	20,008,851
Net income	6,758,238	728,356	1,706,642	887,457	10,080,693

Net income per share:
Basic	$1.23	$.13	$.30	$.15	$1.79
Diluted	$1.14	$.12	$.29	$.15	$1.68

Weighted average shares outstanding:
Basic	5,507,372	5,593,073	5,669,274	5,754,584	5,631,073
Diluted	5,932,044	6,048,133	5,942,529	6,036,320	5,989,754

* Sales in the first quarter of 2007 reflect approximately $20.5 million of sales to fulfill orders received in September 2006 to produce door latching components for a military project to up-armor existing Humvees.

Fiscal 2008 consisted of 13 weeks for the first, second and third quarters, with the fourth quarter being 14 weeks, totaling 53 weeks for the year. Fiscal 2007 consisted of four 13 week quarters totaling 52 weeks for the year.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended January 3, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 240.13a-15. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that the information required to be disclosed by the company in the reports it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Based upon that evaluation, the CEO and CFO concluded that the Company’s current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and its subsidiaries required to be included in the Company’s periodic SEC filings.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 240.13a-15(f). Under the supervision and with the participation of our management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 3, 2009.

The independent registered public accounting firm of the Company has issued a report on its assessment of the effectiveness of the Company’s internal control over financial reporting as of January 3, 2009. Their report is included below in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors

The Eastern Company

We have audited The Eastern Company’s (the Company) internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated balance sheets as of January 3, 2009 and December 29, 2007, and the related consolidated statements of income, comprehensive (loss) income, shareholders’ equity, and cash flows for each of the years in the three-year period ended January 3, 2009 and our report dated March 11, 2009 expressed an unqualified opinion thereon.

/s/ UHY LLP

Hartford, Connecticut

March 11, 2009

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Registrant’s definitive proxy statement (“Proxy Statement”) for the 2009 Annual Meeting of Shareholders which is incorporated herein by reference will be filed with the SEC pursuant to Regulation 14A not later than 120 days after January 3, 2009.

The information concerning directors is incorporated herein by reference to our Proxy Statement under the captions “Item No. 1 – Election of Directors” and “Director Compensation in Fiscal 2008”.

The information concerning our executive officers is incorporated herein by reference to our Proxy Statement under the captions “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Compensation Committee Interlocks and Insider Participation”, “Executive Compensation”, “Stock Options”, “Options Exercised in Fiscal 2008”, “Outstanding Equity Awards at Fiscal 2008 Year-End”, and “Termination of Employment and Change in Control Arrangements”. The Registrant’s only Executive Officers are Leonard F. Leganza, Chairman, President and Chief Executive Officer, and John L. Sullivan III, Vice President and Chief Financial Officer.

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

Information concerning director and executive compensation is incorporated herein by reference to portions of the Company’s Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after January 3, 2009, under the captions “Director Compensation in Fiscal 2008”, “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Compensation Committee Interlocks and Insider Participation”, “Executive Compensation”, “Stock Options”, “Options Exercised in Fiscal 2008”, “Outstanding Equity Awards at Fiscal 2008 Year-End” and “Termination of Employment and Change in Control Arrangements”. The Compensation Committee of the Board of Directors operates under the Compensation Committee Charter, which can be found on the Company’s website at http://www.easterncompany.com by clicking on Corporate Governance.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners and management:

(a)

Information concerning security ownership of certain beneficial owners is incorporated herein by reference to the Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after January 3, 2009, under the caption “Security Ownership of Certain Beneficial Shareholders”.

(b)

Information concerning security ownership of management is incorporated herein by reference to the Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after January 3, 2009, under the captions “Item No. 1 – Election of Directors”, “Security Ownership of Certain Beneficial Shareholders”, “Executive Compensation”, “Stock Options”, “Options Exercised in Fiscal 2008”, and “Outstanding Equity Awards at Fiscal 2008 Year-End”. See also the equity compensation plan information in Item 5 of this Annual Report on Form 10-K.

(c)	Changes in Control

None.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is incorporated herein by reference to our Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after January 3, 2009 under the caption “Policies and Procedures Concerning Related Persons Transactions”.

Information regarding director independence is incorporated herein by reference to our Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after January 3, 2009 under the captions “Item No.1 – Election of Directors” and “Committees of the Board of Directors”.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accountant fees and services are incorporated herein by reference to our Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after January 3, 2009 under the caption “Item No. 2 – Ratification of Appointment of Independent Registered Public Accounting Firm”.

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)	Documents filed as part of this report:

(1)	Financial statements
Report of Independent Registered Public Accounting Firm	29.

Consolidated Balance Sheets – January 3, 2009 and December 29, 2007	30.

Consolidated Statements of Income — Fiscal years ended January 3, 2009,

December 29, 2007 and December 30, 2006	32.

Consolidated Statements of Comprehensive (Loss) Income — Fiscal years ended

January 3, 2009, December 29, 2007, and December 30, 2006	32.

Consolidated Statements of Shareholders’ Equity — Fiscal years ended

January 3, 2009, December 29, 2007 and December 30, 2006	33.

Consolidated Statements of Cash Flows—Fiscal years ended January 3, 2009,

December 29, 2007, and December 30, 2006	36.

Notes to Consolidated Financial Statements	37.

(2)	Financial Statement Schedule
Schedule II — Valuation and qualifying accounts	64.

Schedules other than that listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

(3)	Exhibits
Exhibits are as set forth in the “Exhibit Index” which appears on pages 66 through 67.

(b)	Exhibits Required by Item 601 of Regulation S-K

Exhibits are as set forth in the “Exhibit Index” which appears on pages 66 through 67. Also refer to the following Form 8-K’s filed by the Company.

Form 8-K filed on April 22, 2008 setting forth the press release reporting the Company’s earnings for the quarter ended March 29, 2008.

Form 8-K filed on June 23, 2008 setting forth the press release reporting the adoption of the 2008 Rights Agreement.

Form 8-K filed on July 9, 2008 setting forth the death of Russell G. McMillen, an emeritus director of the Company.

Form 8-K filed on July 23, 2008 setting forth the press release reporting the Company’s earnings for the quarter ended June 28, 2008.

Form 8-K filed on July 23, 2008 setting forth the 2008 Rights Agreement.

Form 8-K filed on October 22, 2008 setting forth the press release reporting the Company’s earnings for the quarter ended September 27, 2008.

Form 8-K filed on October 22, 2008 setting forth an amendment to extend the Employment Agreement with the Company’s Chairman.

Form 8-K filed on October 22, 2008 setting forth the press release reporting an increase in the Company’s quarterly dividend.

Form 8-K filed on February 11, 2009 setting forth the press release reporting the Company’s earnings for the quarter and fiscal year ended January 3, 2009.

Form 8-K filed on February 11, 2009 setting forth the 2009 Executive Incentive Program.

(c)	None.

The Eastern Company and Subsidiaries

Schedule II – Valuation and Qualifying accounts

COL. A	COL. B	COL. C		COL. D	COL. E
		ADDITIONS
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts-Describe	Deductions – Describe	Balance at End of Period
Fiscal year ended January 3, 2009: Deducted from asset accounts: Allowance for doubtful accounts	$342,000	$132,988		$146,988 (a)	$328,000

Fiscal year ended December 29, 2007: Deducted from asset accounts: Allowance for doubtful accounts	$319,000	$ 45,740		$22,740 (a)	$342,000

Fiscal year ended December 30, 2006: Deducted from asset accounts: Allowance for doubtful accounts	$295,000	$ 58,424		$34,424 (a)	$319,000

(a) Uncollectible accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 11, 2009	THE EASTERN COMPANY

By /s/ John L. Sullivan III John L. Sullivan III Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Leonard F. Leganza Leonard F. Leganza Chairman, President and Chief Executive Officer	March 11, 2009

/s/ John L. Sullivan III John L. Sullivan III Vice President and Chief Financial Officer	March 11, 2009

/s/ Kenneth R. Sapack Kenneth R. Sapack Chief Accounting Officer	March 11, 2009

/s/ John W. Everets John W. Everets Director	March 11, 2009

/s/ Charles W. Henry Charles W. Henry Director	March 11, 2009

/s/ David C. Robinson David C. Robinson Director	March 11, 2009

/s/ Donald S. Tuttle III Donald S. Tuttle III Director	March 11, 2009

EXHIBIT INDEX

(3)

Restated Certificate of Incorporation dated August 14, 1991 is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 1991 and the Registrant’s Form 8-K filed on February 13, 1991. Amended and restated bylaws dated July 29, 1996 is incorporated by reference to the Registrant’s Form 8-K filed on July 29, 1996.

(4)

Rights Agreement entered into between the Registrant and American Stock Transfer & Trust Company dated as of July 23, 20088 and Letter to all shareholders of the Registrant, dated June 23, 2008 together with Press Release dated June 23, 2008 describing the issuance of a Purchase Rights dividend distribution are incorporated by reference to the Registrant’s Form 8-K filed on July 23, 20088.

(10) (a)	The Eastern Company 1995 Executive Stock Incentive Plan effective as of April 26, 1995 incorporated by reference to the Registrant’s Form S-8 filed on February 7, 1997.

(b)

The Eastern Company Directors Fee Program effective as of October 1, 1996 incorporated by reference to the Registrant’s Form S-8 filed on February 7, 1997, as amended by Amendment No.1 and Amendment No. 2 are incorporated by reference to the Registrant’s Form 10-K filed on March 29, 2000 and Amendment No. 3 is incorporated by reference to the Registrant’s Form 10-K filed on March 22, 2004.

(c)	The Eastern Company 1997 Directors Stock Option Plan effective as of September 17, 1997 incorporated by reference to the Registrant’s Form S-8 filed on May 3, 2004.

(d)

Supplemental Retirement Plan dated September 9, 1998 with Leonard F. Leganza is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999, as amended by amendment incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 14, 2007.

(e)	The Eastern Company 2000 Executive Stock Incentive Plan effective July 2000 is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

(f)

Employment Agreement dated February 22, 2005 with Leonard F. Leganza is incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 22, 2005, as amended by amendments incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 25, 2007, Current Report on Form 8-K dated December 14, 2007 and Current Report on Form 8-K dated October 22, 2008.

(g)	The Eastern Company 2009 Executive Incentive Program is incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 11, 2009.

(14)

The Eastern Company Code of Business Conduct and Ethics is incorporated by reference. The Eastern Company Code of Business Conduct and Ethics is available free of charge on the Company’s Internet website at http://www.easterncompany.com under the section labeled “Corporate Governance”.

(21)	List of subsidiaries as follows:

Eberhard Hardware Mfg. Ltd., a private corporation organized under the laws of the Province of Ontario, Canada.

Canadian Commercial Vehicles Corporation, a private corporation organized under the laws of the Province of British Columbia, Canada.

Eastern Industrial Ltd., a private corporation organized under the laws of the Peoples Republic of China.

World Lock Co. Ltd., a private corporation organized under the laws of Taiwan (The Republic of China).

Sesamee Mexicana, Subsidiary, a private corporation organized under the laws of Mexico.

World Security Industries Co. Ltd., a private corporation organized under the laws of Hong Kong.

(23)	Consent of independent registered public accounting firm attached hereto on page 68.

(31)	Certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certifications pursuant to Rule 13a-14(b) and 18 USC 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Letter to our shareholders from the Annual Report 2009 is attached on page 72.