Form 10-Q
period 2009-04-04
EASTERN CO
filed 2009-04-29
CIK 31107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 4, 2009

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 4, 2009
Common Stock, No par value	5,966,375

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	April 4, 2009	January 3, 2009
Current Assets
Cash and cash equivalents	$9,981,881	$8,967,625
Accounts receivable, less allowances: $331,000 - 2009; $328,000 - 2008	15,355,684	17,021,774
Inventories	26,792,565	30,796,879
Prepaid expenses and other assets	2,245,555	2,366,634
Recoverable taxes receivable	1,313,628	1,313,628
Deferred income taxes	1,225,723	1,225,723
Total Current Assets	56,915,036	61,692,263

Property, Plant and Equipment	49,028,237	48,428,057
Accumulated depreciation	(25,291,293)	(24,517,348)
	23,736,944	23,910,709

Goodwill	13,680,300	13,700,356
Trademarks	143,818	143,818
Patents, technology, and other intangibles net of accumulated amortization	3,235,210	3,415,012
Deferred income taxes	3,047,355	3,154,810
	20,106,683	20,413,996
TOTAL ASSETS	$100,758,663	$106,016,968

LIABILITIES AND SHAREHOLDERS’ EQUITY	April 4, 2009	January 3, 2009
Current Liabilities
Accounts payable	$5,323,210	$7,081,303
Accrued compensation	1,310,294	1,919,322
Other accrued expenses	1,733,157	1,706,681
Current portion of long-term debt	2,171,633	2,240,202
Total Current Liabilities	10,538,294	12,947,508

Other long-term liabilities	1,181,658	1,614,833
Long-term debt, less current portion	10,714,286	11,428,571
Accrued postretirement benefits	1,048,942	1,062,719
Accrued pension cost	15,221,292	15,311,924
Interest rate swap obligation	1,072,501	1,169,848

Shareholders’ Equity
Preferred Stock, no par value: Authorized and unissued 2,000,000 shares
Common Stock, no par value: Authorized: 50,000,000 shares
Issued: 8,554,709 shares in 2009 and 8,553,353 shares in 2008	24,431,219	24,418,916
Treasury Stock: 2,588,334 shares in 2009 and 2008	(17,578,088)	(17,578,088)
Retained earnings	67,057,501	68,676,943

Accumulated other comprehensive income (loss):
Foreign currency translation	494,627	664,990
Unrecognized net pension and postretirement benefit costs, net of tax	(12,729,876)	(12,944,539)
Derivative financial instruments, net of taxes	(693,693)	(756,657)
Accumulated other comprehensive loss	(12,928,942)	(13,036,206)
Total Shareholders’ Equity	60,981,690	62,481,565
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$100,758,663	$106,016,968

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	April 4, 2009	March 29, 2008
Net sales	$28,432,473	$32,918,911
Cost of products sold	(25,012,388)	(26,154,810)
Gross margin	3,420,085	6,764,101

Selling and administrative expenses	(4,388,863)	(4,693,193)
Operating (loss)/profit	(968,778)	2,070,908

Interest expense	(227,314)	(275,161)
Other income	25,609	17,954
(Loss)/income before income taxes	(1,170,483)	1,813,701

Income tax (benefit)/expense	(87,953)	607,023
Net (loss)/income	$(1,082,530)	$1,206,678

(Loss)/earnings per share:
Basic	$(.18)	$.21

Diluted	$(.18)	$.20

Cash dividends per share:	$.09	$.08

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended
	April 4, 2009	March 29, 2008
Net (loss) income	$(1,082,530)	$1,206,678
Other comprehensive (loss)/income:
Change in foreign currency translation	(170,363)	(99,688)
Change in pension and postretirement benefit costs, net of taxes of: 2009 – $117,221 2008 – $20,461	214,663	36,301
Change in fair value of derivative financial instruments, net of tax (expense)/benefit of: 2009 – ($34,384) 2008 – $156,594	62,964	(277,835)
	107,264	(341,222)
Comprehensive (loss)/income	$(975,266)	$865,456

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	April 4, 2009	March 29, 2008
Operating Activities
Net (loss)/income	$(1,082,530)	$1,206,678
Adjustments to reconcile net (loss)/income to net cash provided/(used) by operating activities:
Depreciation and amortization	1,027,788	993,633
Provision for doubtful accounts	31,355	-
Issuance of Common Stock for directors’ fees	12,303	10,832
Changes in operating assets and liabilities:
Accounts receivable	1,590,526	(626,833)
Inventories	3,953,029	(1,251,400)
Prepaid expenses and other	117,239	(9,318)
Prepaid pension cost	254,224	264,398
Other assets	(35,368)	(39,716)
Accounts payable	(1,719,327)	33,317
Accrued compensation	(600,196)	(910,091)
Other accrued expenses	(486,978)	253,748
Net cash provided/(used) by operating activities	3,062,065	(74,752)

Investing Activities
Purchases of property, plant and equipment	(682,687)	(699,860)
Business acquisition	-	(128,325)
Net cash used in investing activities	(682,687)	(828,185)

Financing Activities
Principal payments on long-term debt	(782,854)	(779,804)
Proceeds from sales of Common Stock	-	114,413
Tax benefit from exercise of incentive stock options	-	50,600
Dividends paid	(536,912)	(464,767)
Net cash used in financing activities	(1,319,766)	(1,079,558)

Effect of exchange rate changes on cash	(45,356)	37,304
Net change in cash and cash equivalents	1,014,256	(1,945,191)

Cash and cash equivalents at beginning of period	8,967,625	8,209,722
Cash and cash equivalents at end of period	$9,981,881	$6,264,531

See accompanying notes.

THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

April 4, 2009

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. Refer to the Company’s consolidated financial statements and notes thereto included in its Form 10-K for the year ended January 3, 2009 for additional information.

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

The condensed consolidated balance sheet as of January 3, 2009 has been derived from the audited consolidated balance sheet at that date.

Note B – (Loss)/Earnings Per Share

The denominators used in the (loss)/earnings per share computations follow:

	Three Months Ended
	April 4, 2009	March 29, 2008
Basic:
Weighted average shares outstanding	5,965,751	5,811,962

Diluted:
Weighted average shares outstanding	5,965,751	5,811,962
Dilutive stock options	-	345,168
Denominator for diluted (loss)/earnings per share	5,965,751	6,157,130

The Company has excluded the effect of all outstanding stock options in the first quarter of 2009, as their inclusion would be anti-dilutive. There were no anti-dilutive stock options in the 2008 period.

Note C – Inventories

The components of inventories follow:

	April 4, 2009	January 3, 2009

Raw material and component parts	$ 6,724,934	$ 7,719,540
Work in process	5,599,646	6,448,593
Finished goods	14,467,985	16,628,746
	$ 26,792,565	$ 30,796,879

Note D – Segment Information

Segment financial information follows:

	Three Months Ended
	April 4, 2009	March 29, 2008
Revenues:
Sales to unaffiliated customers:
Industrial Hardware	$12,354,322	$14,547,611
Security Products	9,801,204	14,051,281
Metal Products	6,276,947	4,320,019
	$28,432,473	$32,918,911

(Loss)/income before income taxes:
Industrial Hardware	$695,852	$1,032,354
Security Products	(552,978)	1,075,021
Metal Products	(1,111,652)	(36,467)
Operating (Loss)/Profit	(968,778)	2,070,908
Interest expense	(227,314)	(275,161)
Other income	25,609	17,954
(Loss)/income before income taxes	$(1,170,483)	$1,813,701

Note E – Recent Accounting Pronouncements

Statement of Financial Accounting Standard No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”), which replaces SFAS No. 141, became effective on January 4, 2009. This standard significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company will apply the provisions of SFAS No. 141(R) to all future business combinations.

The Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, (“SFAS No. 160”). SFAS 160 clarifies the classification of noncontrolling interests in consolidated balance sheets and reporting transactions between the reporting entity and holders of noncontrolling interests. Under this statement, noncontrolling interests are considered equity and reported as an element of consolidated equity. Further, net income encompasses all consolidated subsidiaries with disclosure of the attribution of net income between controlling and noncontrolling interests. The adoption of SFAS No. 160 did not have a material impact on the consolidated financial statements of the Company.

The Company adopted SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”), which expands the disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 expands the disclosure provisions to apply to all entities with derivative instruments subject to SFAS No. 133 and its related interpretations. The provisions also apply to related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. Such disclosures, as well as existing SFAS No. 133 required disclosures, generally will need to be presented for every annual and interim reporting period. The adoption of SFAS No. 161 did not have a material impact on the consolidated financial statements of the Company.

FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS No. 142-3”) became effective on January 4, 2009. FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The intent of FSP SFAS No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other applicable accounting literature. The Company will apply the provisions of FSP SFAS No. 142-3 when acquiring future intangible assets.

The Company adopted FASB Staff Position ("FSP") Emerging Issue Task Force ("EITF") Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP EITF 03-6-1"). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data, including any amounts related to interim periods, summaries of earnings and selected financial data, to conform to the provisions of FSP EITF 03-6-1. The adoption of FSP EITF 03-6-1 did not have a material impact on the consolidated financial statements of the Company.

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

In December 2008, the FASB issued FSP SFAS No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP SFAS 132(R)-1”), which requires additional disclosures for employers’ pension and other postretirement benefit plan assets. As pension and other postretirement benefit plan assets were not included within the scope of SFAS No. 157, FSP SFAS 132(R)-1 requires employers to disclose information about fair value measurements of plan assets similar to the disclosures required under SFAS No. 157, the investment policies and strategies for the major categories of plan assets, and significant concentrations of risk within plan assets. FSP SFAS 132(R)-1 will be effective for fiscal years ending after December 15, 2009. As FSP SFAS 132(R)-1 provides only disclosure requirements, the adoption of this standard will not have a material impact on the Company’s Consolidated Financial Statements

Note F – Debt

The interest rates on the term and the revolving credit portions of the Loan Agreement vary. The interest rates may vary based on the LIBOR rate plus a margin spread of 1.0% to 1.65% for the term portion and 1.0% to 1.6% for the revolving credit portion. The margin rate spread is based on operating results calculated on a rolling-four-quarter basis. The Company may also borrow funds at the lender’s prime rate. On April 4, 2009, the interest rate on the term portion of the Loan Agreement was approximately 2.46%. The Company did not utilize the revolving loan during the first quarter of 2009.

The Company received a waiver from its lender, Bank of America, for its fixed coverage ratio covenant for the first quarter of 2009. The waiver agreement covers the period beginning April 4, 2009 and ends on June 19, 2009 (the “waiver period”). While the Company does not believe that it will need to utilize any portion of the line of credit, during the waiver period the Company has agreed to limit its use of the line of credit to no more than $3 million. Also during the waiver period the Company will be working with its lender to amend its credit agreements so as to provide the Company with liquidity in an amount that the Company believes will be adequate to provide sufficient cash flow for current operations and to properly service the Company’s outstanding debt.

Note G – Goodwill

The following is a roll-forward of goodwill from year-end 2008 to the end of the first quarter 2009:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total

Beginning balance	$1,866,540	$11,833,816	$—	$13,700,356
Foreign exchange	(20,056)	—	—	(20,056)
Ending balance	$1,846,484	$11,833,816	$—	$13,680,300

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

The gross carrying amount and accumulated amortization of amortizable intangible assets:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total	Weighted-Average Amortization Period (Years)
2009 Gross Amount:
Patents and developed technology	$ 2,497,494	$ 1,055,915	$ 60,354	$ 3,613,763	16.0
Customer relationships	45,825	1,921,811	-	1,967,636	5.0
Non-compete agreements	30,000	90,735	-	120,735	5.0
Other	-	128,941	-	128,941	1.0
Total Gross Intangibles	$ 2,573,319	$ 3,197,402	$ 60,354	$ 5,831,075	11.5

2009 Accumulated Amortization:
Patents and developed technology	$ 1,120,719	$ 276,488	$ 54,590	$ 1,451,797
Customer relationships	11,456	958,157	-	969,613
Non-compete agreements	7,500	69,733	-	77,233
Other	-	97,222	-	97,222
Accumulated Amortization	$ 1,139,675	$ 1,401,600	$ 54,590	$ 2,595,865

Net April 4, 2009 per Balance Sheet	$ 1,433,644	$ 1,795,802	$ 5,764	$ 3,235,210

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total	Weighted-Average Amortization Period (Years)
2008 Gross Amount:
Patents and developed technology	$ 2,508,494	$ 1,039,925	$ 60,354	$ 3,608,773	15.8
Customer relationships	45,825	1,921,811	-	1,967,636	5.0
Non-compete agreements	30,000	90,735	-	120,735	5.0
Other	-	128,941	-	128,941	1.0
Total Gross Intangibles	$ 2,584,319	$ 3,181,412	$ 60,354	$ 5,826,085	11.3

2008 Accumulated Amortization:
Patents and developed technology	$ 1,098,787	$ 258,295	$ 53,680	$ 1,410,762
Customer relationships	9,165	861,857	-	871,022
Non-compete agreements	6,000	67,733	-	73,733
Other	-	55,556	-	55,556
Accumulated Amortization	$ 1,113,952	$ 1,243,441	$ 53,680	$ 2,411,073

Net January 3, 2009 per Balance Sheet	$ 1,470,367	$ 1,937,971	$ 6,674	$ 3,415,012

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

Significant disclosures relating to these benefit plans for the first quarter of Fiscal 2009 and 2008 follow:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	April 4, 2009	March 29, 2008	April 4, 2009	March 29, 2008
Service cost	$536,845	$455,039	$33,358	$25,773
Interest cost	694,011	658,669	32,500	30,170
Expected return on plan assets	(669,345)	(911,519)	(22,443)	(18,789)
Amortization of prior service cost	51,030	51,029	(5,859)	(5,859)
Amortization of the net loss	293,826	16,265	(7,113)	(4,673)
Net periodic benefit cost	$906,367	$269,483	$30,443	$26,622

The Company’s funding policy with respect to its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations. In 2009, the Company is required to contribute $1,095,000 into its pension plans and $135,000 into its postretirement plan. As of April 4, 2009, the Company has made contributions totaling $654,000 to the pension plans and $28,000 to its postretirement plan and will make the remaining contributions as required during the remainder of the year.

The Company has a contributory savings plan under Section 401(k) of the Internal Revenue Code covering substantially all U.S. non-union employees. The plan allows participants to make voluntary contributions of up to 100% of their annual compensation on a pretax basis, subject to IRS limitations. The plan provides for contributions by the Company at its discretion. The Company made contributions of $47,403 and $45,438 in the first quarter of 2009 and 2008, respectively.

Note J – Stock Based Compensation and Stock Options

The Company has stock option plans for officers, other key employees, and non-employee directors: the 1995, 1997 and 2000 plans. Incentive stock options granted under the 1995 and 2000 plans must have exercise prices that are not less than 100% of the fair market value of the stock on the dates the options are granted. Restricted stock awards may also be granted to participants under the 1995 and 2000 plans with restrictions determined by the Compensation Committee of the Company’s Board of Directors. Under the 1995, 1997, and 2000 plans, nonqualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Company’s Board of Directors. No options or restricted stock were granted in 2009 or 2008.

As of April 4, 2009, there were 367,500 shares available for future grant under the above noted 2000 plan and there were no shares available for grant from the 1997 or 1995 plans. As of April 4, 2009, there were 805,500 shares of common stock reserved under all option plans for future issuance.

	Three Months Ended April 4, 2009		Year Ended January 3, 2009
	Shares	Weighted - Average Exercise Price	Shares	Weighted - Average Exercise Price
Outstanding at beginning of period	438,000	$10.432	663,000	$10.099
Granted	—	—	—	—
Cancelled	—	—	(28,394)	9.330
Exercised	—	—	(196,606)	9.468
Outstanding at end of period	438,000	10.432	438,000	10.432

Options Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of April 4, 2009	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$ 9.33 – $10.20	363,750	1.2	$9.854
$12.33 – $13.58	74,250	4.3	13.264
	438,000	1.8	10.432

At April 4, 2009, outstanding and exercisable options had an intrinsic value of $325,913, excluding 74,250 options outstanding with an exercise price greater than the market price at April 4, 2009. No stock options were exercised in the first three months of 2009. For the three month periods ended April 4, 2009 and March 29, 2008, the Company recognized tax benefits of $0 and $50,600, respectively, resulting from the disqualification of incentive stock options that were exercised and sold prior to the required holding period.

Note K – Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2005 and non-U.S. income tax examinations by tax authorities prior to 2002.

The total amount of unrecognized tax benefits could increase or decrease within the next twelve months for a number of reasons, including the closure of federal, state and foreign tax years by expiration of the statute of limitations and the recognition and measurement considerations under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes and interpretation of FASB Statement No. 109. During the quarter ended April 4, 2009, the total amount of unrecognized tax benefits decreased by approximately $408,000 related to the repatriation of foreign based income. The Company believes that it is reasonably possible that approximately $182,000 of unrecognized tax benefits primarily related to the earnings of its Hong Kong subsidiary will be recognized over the next twelve months.

Note L - Financial Instruments and Fair Value Measurements

Financial Risk Management Objectives and Policies

The Company is exposed primarily to credit, interest rate and currency exchange rate risks which arise in the normal course of business.

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they fall due. The primary credit risk for the Company is its receivable accounts. The Company has established credit limits for customers and monitors their balances to mitigate its risk of loss. At April 4, 2009 and January 3, 2009, there were no significant concentrations of credit risk. No one customer represented more than 10% of the Company’s net trade receivables at April 4, 2009 and January 3, 2009. The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable.

Interest Rate Risk

The Company’s exposure to the risk of changes in market interest rates relates primarily to the Company’s debt, which bears interest at variable rates, which approximate market interest rates. The Company has an interest rate swap with a notional amount of $12,857,143 on April 4, 2009 to convert all of its Term Loan from variable to fixed rates. The valuation of this swap is determined using the three month LIBOR index.

Fair Value Measurements

The following financial liabilities were measured at fair value on a recurring basis during 2009:

	Fair Value	Level 1	Level 2	Level 3
Financial Liabilities:
Interest rate swap	$1,072,501	$—	$1,072,501	$—

Total liabilities	$1,072,501	$—	$1,072,501	$—

Assets and liabilities that are within the provisions of SFAS No. 157, such as the Company’s interest rate swap, are recorded at fair value using market and income valuation approaches and considering the Company’s and counterparty’s credit risk. The Company uses the market approach and the income approach to value assets and liabilities as appropriate. The Company’s interest rate swap is not an exchange traded instrument. However, it is valued based on observable inputs for similar liabilities and accordingly is classified as level 2 input.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in the Company’s financial position and results of operations for the thirteen weeks ended April 4, 2009. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended January 3, 2009 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

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

Overview

Sales in the first quarter of 2009 decreased 14% compared to the prior year, as a result of erosion in the general economy. The Industrial Hardware segment sales decreased approximately 15%, the Security Products segment experienced a 30% decrease and the Metal Products segment experienced a 45% increase in sales in the first quarter of 2009 compared to the first quarter of 2008. The decreases in the Industrial Hardware and Security Products segments were due to decreases in sales of existing products in many of the markets we serve as a result of the worldwide weak general economic conditions. The increase in the Metals Products segment was primarily a result of increased volume of our existing mine roof products to the U.S. mining industry.

For the three months ended April 4, 2009, gross margin as a percentage of sales was 12% compared to 21% in the comparable period of 2008. This decrease was primarily the result of lower sales volume causing lower utilization of the Company’s production capacity in the 2009 period.

Raw material prices have rolled back from the dramatic increases experienced during 2008. We believe this is a result of the worldwide general economic decline. Currently, there is no indication that the Company will be unable to obtain supplies of all the materials that it requires.

Cash flow from operations in the first quarter of 2009 has improved compared to the same period in 2008. Cash flow from operations along with the result of controlling discretionary expenditures, should be sufficient to enable the Company to meet all its existing obligations and continue its quarterly dividend payments.

A more detailed analysis of the Company’s results of operations and financial condition follows:

Results of Operations

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of operations as a percentage of net sales, by segment:

	Three Months Ended April 4, 2009
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	78.9%	85.0%	110.5%	88.0%
Gross margin	21.1%	15.0%	-10.5%	12.0%

Selling and administrative expense	15.5%	20.6%	7.2%	15.4%
Operating profit/(loss)	5.6%	-5.6%	-17.7%	-3.4%

	Three Months Ended March 29, 2008
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	78.8%	76.5%	91.2%	79.5%
Gross margin	21.2%	23.5%	8.8%	20.5%

Selling and administrative expense	14.1%	15.8%	9.6%	14.2%
Operating profit/(loss)	7.1%	7.7%	-0.8%	6.3%

The following table shows the amount of change for the first quarter of 2009 compared to the first quarter of 2008 in sales, cost of products sold, gross margin, selling and administrative expenses and operating results, by segment (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$ (2,193)	$ (4,250)	$ 1,957	$ (4,486)

Volume	-36.7%	-34.0%	29.1%	-26.9%
Prices	1.5%	3.0%	5.2%	2.6%
New products	20.1%	0.8%	11.0%	10.7%
	-15.1%	-30.2%	45.3%	-13.6%

Cost of products sold	$ (1,717)	$ (2,423)	$ 2,998	$ (1,142)
	-15.0%	-22.5%	76.1%	-4.4%

Gross margin	$ (476)	$ (1,827)	$(1,041)	$(3,344)
	-15.4%	-55.4%	-273.2%	-49.4%

Selling and administrative expenses	$ (139)	$ (199)	$ 34	$ (304)
	-6.8%	-8.9%	8.1%	-6.5%

Operating results	$ (337)	$ (1,628)	$(1,075)	$(3,040)
	-32.6%	-151.4%	-2,948.4%	-146.8%

Industrial Hardware Segment

Net sales in the Industrial Hardware segment were down 15% in the first quarter of 2009 compared to the prior year quarter. The decrease in sales in the first quarter reflected a decrease in sales of existing products to the vehicular markets in 2009 compared to the same period in 2008. That decrease was reduced by sales generated from the introduction of new products for the various markets we serve. All of the new products were developed internally and included a hidden handle assembly, a roof center case assembly, a slam bolt latch and a turret hatch kit for the military market, a multi-stage rotary and a push button lock for the truck accessory market, as well as several new lightweight honeycomb structures for the high tech and transportation industries. The Industrial Hardware segment continues to develop new latching systems for the military and has experienced an increase in orders for military projects. Sales to the Class 8 truck market are predicted to not improve until at least the end of 2009.

Cost of products sold for the Industrial Hardware segment decreased 15% from the first quarter of 2008 to the first quarter of 2009. The primary reason for this reduction was due to lower volume of sales in the 2009 quarter.

Gross margin as a percent of net sales was comparable at 21% in both the first quarter of 2009 and 2008.

Selling and administrative expenses decreased 7% for the first quarter of 2009 compared to the prior year period primarily due to reductions in payroll and payroll related charges.

Security Products Segment

Net sales in the Security Products segment decreased 30% in the first quarter of 2009 compared to the first quarter of 2008. The decrease in sales in the first quarter of 2009 in the Security Products segment is primarily the result of lower sales volume of existing products across all of our markets as a result of weak general economic conditions. Sales of new products spanned across most of the markets we service and included a variety of new locks.

Cost of products sold for the Security Products segment was down 23% in 2009 compared to the first quarter of 2008. The decrease in cost of products sold was due to the decrease in sales volume and the change in the mix of products sold compared to the prior year periods. This segment experienced cost increases for research and development.

Gross margin as a percentage of sales decreased from 24% to 15% due to the mix of products sold in 2009 compared to the same period in 2008.

Selling and administrative expenses decreased 9% from 2008 levels due to reduced expenses for advertising and payroll and payroll related charges.

Metal Products Segment

Net sales in the Metal Products segment increased 45% in the first quarter of 2009 as compared to the prior year period. Sales of mining products were up 52% in 2009 compared to the first quarter of 2008 and sales of contract castings decreased 9% from the prior year levels. The increase in sales of mining products was driven by an increase in the U.S. mining market demand compared to the prior year first quarter. The decrease in sales of contract casting products was the result of the continued decline in general economic conditions. New product sales included a crater head used in underground mining.

Cost of products sold increased 76% in the first quarter of 2009 compared to the same period in 2008. The increase is attributable to the product mix and the higher raw material cost associated with the manufacturing of ductile iron products, increased costs for payroll and payroll related charges, as well as production difficulties which are being addressed.

Gross margin as a percentage of net sales decreased from 8.8% in the first quarter of 2008 to -10.5% for the 2009 quarter. The decrease is due to the mix of products produced and higher manufacturing costs in the 2009 period.

Selling and administrative expenses were up 8% in 2009 compared to the same period in 2008. The increase was related to an increase in the allocation of corporate charges based on higher sales volume in 2009.

Other Items

Interest expense decreased 17% in the first quarter of 2009 compared to the prior year period primarily due to the decreased level of debt.

Other income was comparable for both periods presented and was not material to the financial statements.

Income taxes reflected the change in the operating results. The effective tax rate in the first quarter of 2009 was -7% compared to 34% in the first quarter of 2008. The lower effective rate in the first quarter of 2009 resulted from a tax benefit related to the loss from operations which was reduced by a discrete tax item. See also Note K – Income Taxes, included at Item 1 of this Form 10-Q.

Liquidity and Sources of Capital

The Company generated $3.1 million from operations during the first three months of 2009 compared to having used $75,000 during the same period in 2008. The increase in cash flows was primarily the result of the associated timing differences for collections of accounts receivable and payments of liabilities and changes in inventories. Cash flow from operations coupled with cash on hand at the beginning of the year were sufficient to fund capital expenditures, debt service, incentive payments, contributions to the Company’s pension plans, and dividend payments. The Company did not utilize its revolving line of credit during the first quarter of 2009 or 2008.

Additions to property, plant and equipment were $683,000 during the first three months of 2009 versus $700,000 for the first quarter of 2008. Total capital expenditures for 2009 are expected to be in the range of $1.5 million to $2.5 million. There are no outstanding commitments for these estimated capital expenditures.

Total inventories as of April 4, 2009 were $26.8 million, compared to $30.8 million at year-end 2008. The inventory turnover ratio of 3.7 turns at the end of the first quarter was comparable to the year-end 2008 ratio of 3.6 turns, and slightly higher than the 3.3 turns in the first quarter of 2008. Accounts receivable decreased by $1.7 million from year end and decreased $4.3 million from the first quarter of Fiscal 2008. The average days sales in accounts receivable for the first quarter of 2009 at 49 days was comparable to the 46 days at the end of Fiscal 2008, and lower than the 54 days at the end of the first quarter of Fiscal 2008.

Cash flow from operating activities and funds available under the revolving credit portion of the Company’s loan agreement are expected to be sufficient to cover future foreseeable working capital requirements.

During the fourth quarter of Fiscal 2008 a change in the general economy caused a significant tightening of credit by financial institutions. This economic slowdown has continued throughout the first quarter of Fiscal 2009. The Company believes it has sufficient credit resources available to it to sustain itself though these difficult economic times. While the Company’s $12 million revolving credit line is due to expire in the third quarter of 2009, the Company has received verbal assurances from its lender that a renewal of the line should not be an issue for the Company at that time. The Company received a waiver from its lender, Bank of America, for its fixed coverage ratio covenant for the first quarter of 2009. The waiver agreement covers the period beginning April 4, 2009 and ends on June 19, 2009 (the “waiver period”). While the Company does not believe that it will need to utilize any portion of the line of credit, during the waiver period the Company has agreed to limit its use of the line of credit to no more than $3 million. Also during the waiver period the Company will be working with its lender to amend its credit agreements so as to provide the Company with liquidity in an amount that the Company believes will be adequate to provide sufficient cash flow for current operations and to properly service the Company’s outstanding debt.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from what was reported in the 2008 Annual Report on Form 10-K.

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

ITEM 1A – RISK FACTORS

There have been no material changes in risk factors from what was reported in the 2008 Annual Report on Form 10-K.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered securities by the Company or purchases of registered equity securities by the Company during the period covered by this report.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Registrant held its Annual Meeting of the Stockholders at The Eastern Company, Naugatuck, Connecticut on Wednesday, the twenty-second day of April, 2009. The matters voted on and the voting results were:

		FOR	AGAINST
1)	Election of David C. Robinson as a director for a three-year term expiring in the year 2012:	4,828,650	593,073

	Election of Donald S. Tuttle III as a director for a three-year term expiring in the year 2012:	4,827,184	594,539

	Continuing Directors: John W. Everets Charles W. Henry Leonard F. Leganza

		FOR	AGAINST	ABSTENTION
2)	Ratification of appointment of UHY LLP as independent registered public accounting firm:	5,396,830	12,255	12,636

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

99(1)) The Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009 is incorporated herein by reference.

99(2)) Form 8-K filed on March 11, 2009 setting forth the press release reporting the Company’s engagement of Morgan Joseph & Co. Inc. as its financial advisor is incorporated herein by reference.

99(3)) Form 8-K filed on April 22, 2009 setting forth the press release reporting the Company’s earnings for the quarter ended April 4, 2009 is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE EASTERN COMPANY
(Registrant)
DATE: April 29, 2009	/s/Leonard F. Leganza
Leonard F. Leganza Chairman, President and Chief Executive Officer

DATE: April 29, 2009	/s/John L. Sullivan III
John L. Sullivan III Vice President and Chief Financial Officer