Form 10-Q
period 2009-07-04
EASTERN CO
filed 2009-07-24
CIK 31107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 4, 2009

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

Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 4, 2009
Common Stock, No par value	5,969,707

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	July 4, 2009	January 3, 2009
Current Assets
Cash and cash equivalents	$14,281,138	$8,967,625
Accounts receivable, less allowances: $358,000 - 2009; $328,000 - 2008	15,456,395	17,021,774
Inventories	25,719,402	30,796,879
Prepaid expenses and other assets	1,528,143	2,366,634
Recoverable taxes receivable	-	1,313,628
Deferred income taxes	1,225,723	1,225,723
Total Current Assets	58,210,801	61,692,263

Property, Plant and Equipment	49,872,348	48,428,057
Accumulated depreciation	(26,266,734)	(24,517,348)
	23,605,614	23,910,709

Goodwill	13,746,979	13,700,356
Trademarks	145,233	143,818
Patents, technology, and other intangibles net of accumulated amortization	3,102,878	3,415,012
Deferred income taxes	2,854,649	3,154,810
	19,849,739	20,413,996
TOTAL ASSETS	$101,666,154	$106,016,968

LIABILITIES AND SHAREHOLDERS’ EQUITY	July 4, 2009	January 3, 2009
Current Liabilities
Accounts payable	$5,017,903	$7,081,303
Accrued compensation	1,409,041	1,919,322
Other accrued expenses	2,292,827	1,706,681
Current portion of long-term debt	2,858,156	2,240,202
Total Current Liabilities	11,577,927	12,947,508

Other long-term liabilities	1,168,119	1,614,833
Long-term debt, less current portion	9,285,714	11,428,571
Accrued postretirement benefits	732,926	1,062,719
Accrued pension cost	15,889,477	15,311,924
Interest rate swap obligation	873,718	1,169,848

Shareholders’ Equity
Voting Preferred Stock, no par value: Authorized and unissued 1,000,000 shares
Nonvoting Preferred Stock, no par value: Authorized and unissued 1,000,000 shares
Common Stock, no par value: Authorized: 50,000,000 shares
Issued: 8,573,862 shares in 2009 and 8,553,353 shares in 2008	24,668,562	24,418,916
Treasury Stock: 2,604,155 shares in 2009 and 2,588,334 shares in 2008	(17,803,379)	(17,578,088)
Retained earnings	67,362,646	68,676,943

Accumulated other comprehensive income (loss):
Foreign currency translation	981,120	664,990
Unrecognized net pension and postretirement benefit costs, net of tax	(12,505,556)	(12,944,539)
Derivative financial instruments, net of taxes	(565,120)	(756,657)
Accumulated other comprehensive loss	(12,089,556)	(13,036,206)
Total Shareholders’ Equity	62,138,273	62,481,565
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$101,666,154	$106,016,968

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months Ended		Three Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Net sales	$56,520,102	$69,017,629	$28,087,629	$36,098,718
Cost of products sold	(47,423,251)	(55,381,947)	(22,410,863)	(29,227,137)
Gross margin	9,096,851	13,635,682	5,676,766	6,871,581

Selling and administrative expenses	(8,491,950)	(9,227,928)	(4,103,087)	(4,534,735)
Operating profit	604,901	4,407,754	1,573,679	2,336,846

Interest expense	(447,181)	(544,752)	(219,867)	(269,591)
Other income	39,686	25,822	14,077	7,868
Income before income taxes	197,406	3,888,824	1,367,889	2,075,123

Income taxes	437,554	1,327,446	525,507	720,423
Net (loss)/income	$(240,148)	$2,561,378	$842,382	$1,354,700

(Loss)/earnings per Share:
Basic	$(.04)	$.44	$.14	$.23

Diluted	$(.04)	$.42	$.13	$.22

Cash dividends per share:	$.18	$.16	$.09	$.08

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Six Months Ended		Three Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Net (loss)/income	$(240,148)	$2,561,378	$842,382	$1,354,700
Other comprehensive income:
Change in foreign currency translation	316,130	210,245	486,493	309,933
Change in pension and postretirement benefit costs, net of taxes of: 2009 – $239,717 and $122,496, respectively 2008 – $38,356 and $17,895, respectively	438,983	68,051	224,320	31,750
Change in fair value of derivative financial instruments, net of income taxes of: 2009 – $104,593 and $70,211, respectively 2008 – $14,373 and $170,967, respectively	191,536	25,501	128,572	303,336
	946,649	303,797	839,385	645,019
Comprehensive income	$706,501	$2,865,175	$1,681,767	$1,999,719

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	July 4, 2009	June 28, 2008
Operating Activities
Net (loss)/income	$(240,148)	$2,561,378
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	2,070,696	2,006,417
Provision for doubtful accounts	67,888	-
Loss on sale of equipment and other assets	482	771
Issuance of Common Stock for directors’ fees	18,458	21,699
Changes in operating assets and liabilities:
Accounts receivable	1,549,901	(2,079,453)
Inventories	5,224,934	(1,215,064)
Prepaid expenses and other	848,963	(236,068)
Prepaid pension cost	1,280,531	478,634
Other assets	(56,186)	(79,930)
Accounts payable	(2,091,707)	870,226
Accrued compensation	(510,457)	(778,373)
Other accrued expenses	1,030,621	448,265
Net cash provided by operating activities	9,193,976	1,998,502

Investing Activities
Purchases of property, plant and equipment	(1,312,260)	(1,266,789)
Business acquisition	-	(128,325)
Net cash used in investing activities	(1,312,260)	(1,395,114)

Financing Activities
Principal payments on long-term debt	(1,524,904)	(1,560,355)
Proceeds from sales of Common Stock	231,188	256,313
Tax benefit from exercise of incentive stock options	-	60,919
Purchases of Common Stock for treasury	(225,291)	-
Dividends paid	(1,074,149)	(931,688)
Net cash used in financing activities	(2,593,156)	(2,174,811)

Effect of exchange rate changes on cash	24,953	80,671
Net change in cash and cash equivalents	5,313,513	(1,490,752)

Cash and cash equivalents at beginning of period	8,967,625	8,209,722
Cash and cash equivalents at end of period	$14,281,138	$6,718,970

See accompanying notes.

THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

July 4, 2009

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

The condensed consolidated balance sheet as of January 3, 2009 has been derived from the audited consolidated balance sheet at that date.

Note B – (Loss)/Earnings Per Share

The denominators used in the (loss)/earnings per share computations follow:

	Six Months Ended		Three Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Basic:
Weighted average shares outstanding	5,966,787	5,823,781	5,967,826	5,835,601

Diluted:
Weighted average shares outstanding	5,966,787	5,823,781	5,967,826	5,835,601
Dilutive stock options	-	331,918	300,979	318,669
Denominator for diluted earnings per share	5,966,787	6,155,699	6,268,805	6,154,270

The Company has excluded the effect of all outstanding stock options for the six month period ended July 4, 2009, as their inclusion would be anti-dilutive. There were no anti-dilutive stock options in the 2008 period.

Note C – Inventories

The components of inventories follow:

	July 4, 2009	January 3, 2009

Raw material and component parts	$ 6,455,570	$ 7,719,540
Work in process	5,375,355	6,448,593
Finished goods	13,888,477	16,628,746
	$ 25,719,402	$ 30,796,879

Note D – Segment Information

Segment financial information follows:

	Six Months Ended		Three Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Revenues:
Sales to unaffiliated customers:
Industrial Hardware	$24,760,731	$30,360,841	$12,406,409	$15,813,230
Security Products	20,916,439	29,129,716	11,115,235	15,078,435
Metal Products	10,842,932	9,527,072	4,565,985	5,207,053
	$56,520,102	$69,017,629	$28,087,629	$36,098,718

Income before income taxes:
Industrial Hardware	$1,766,519	$2,551,824	$1,070,667	$1,519,470
Security Products	53,692	2,269,366	606,669	1,194,345
Metal Products	(1,215,310)	(413,436)	(103,657)	(376,969)
Operating Profit	604,901	4,407,754	1,573,679	2,336,846
Interest expense	(447,181)	(544,752)	(219,867)	(269,591)
Other income	39,686	25,822	14,077	7,868
	$197,406	$3,888,824	$1,367,889	$2,075,123

Note E – Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement became effective November 13, 2008. However, it will effectively be superceded by SFAS No. 168. SFAS No. 162 did not have a material impact on the consolidated financial statements of the Company.

In December 2008, the FASB issued FSP SFAS No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP SFAS 132(R)-1”), which requires additional disclosures for employers’ pension and other postretirement benefit plan assets. As pension and other postretirement benefit plan assets were not included within the scope of SFAS No. 157, FSP SFAS 132(R)-1 requires employers to disclose information about fair value measurements of plan assets similar to the disclosures required under SFAS No. 157, the investment policies and strategies for the major categories of plan assets, and significant concentrations of risk within plan assets. FSP SFAS 132(R)-1 will be effective for fiscal years ending after December 15, 2009. As FSP SFAS 132(R)-1 provides only disclosure requirements, the adoption of this standard will not have a material impact on the consolidated financial statements of the Company.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 introduces the concept of financial statements being available to be issued. SFAS No. 165 will require the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date (that is, whether that date represents the date the financial statements were issued or were available to be issued). For SEC registrants, this date will continue to be the date on which financial statements are filed with the SEC. SFAS No. 165 is effective for fiscal years and interim periods beginning after June 15, 2009. The Company does not believe the adoption of SFAS No. 165 will have a material impact on the consolidated financial statements of the Company.

In May 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). SFAS No. 167 amends Interpretation 46(R) to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach that focuses on identifying which enterprise has the power to direct the activities of a variable interest entity, has the most significant impact on the entity’s economic performance, and the obligation to absorb the losses of the entity or the right to receive benefits from the entity. SFAS No. 167 also requires an additional reconsideration event to determine whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose voting rights or similar rights to direct those activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 is effective for fiscal years and interim periods beginning after November 15, 2009. The Company has not determined the impact, if any, of the adoption of SFAS No. 167 on the consolidated financial statements of the Company.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”). SFAS No. 168 will become the source for authoritative U.S. Generally Accepted Accounting Principles recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission under the authority of the federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not believe the adoption of SFAS No. 168 will have a material impact on the consolidated financial statements of the Company.

Note F – Debt

The Company received a waiver from its lender, Bank of America, N.A. (“Bank”), for its fixed coverage ratio covenant for the first quarter of 2009. The waiver agreement covered the period beginning April 4, 2009 and ended on June 19, 2009 (“1st waiver period”). The Company also agreed to limit its use of the line of credit to no more than $3 million during this period.

On June 19, 2009, the Company signed a second letter agreement (“2nd Letter Agreement”) with the Bank which extended the waiver previously granted until September 30, 2009. The Company again failed to meet the fixed coverage ratio covenant for the period ended July 4, 2009. In addition to extending the waiver period, the 2nd Letter Agreement also extended the maturity/termination date of the line of credit from September 22, 2009 to September 30, 2009; continued the reduction of the line of credit to no more than $3 million; changed the LIBOR Rate Margin from the performance based grid set forth in the loan agreement to an amount equal to two and one-quarter percent (2.25%), such that the LIBOR Rate shall be equal to LIBOR for the applicable period plus 2.25%; required the Company to maintain a minimum $1.75 million of EBITDA for the quarter ended July 4, 2009; restricted the total amount of any dividend that can be paid in the quarter ending October 3, 2009 to an amount not to exceed $560,000; increased the unused line fee from the performance based grid outlined in the loan agreement (0.15% prior to June 19, 2009) to one-half percent (0.50%) per annum.

For the quarter ended July 4, 2009, the Company had an EBITDA of $2.6 million, which exceeded the $1.75 million required by the 2nd Letter Agreement. In addition, the Company will be working with its Bank to amend its credit agreements so as to provide the Company with liquidity in an amount that the Company believes will be adequate to provide sufficient cash flow for current operations and to properly service the Company’s outstanding debt.

The interest rates on the term and the revolving credit portions of the Loan Agreement vary, as previously described above. The Company may also borrow funds at the lender’s prime rate. On July 4, 2009, the interest rate on the term portion of the Loan Agreement was approximately 2.85%. The Company did not utilize the revolving loan during the first six months of 2009.

Note G – Goodwill

The following is a roll-forward of goodwill from year-end 2008 to the end of the second quarter 2009:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total

Beginning balance	$1,866,540	$11,833,816	$—	$13,700,356
Foreign exchange	46,623	—	—	46,623
Ending balance	$1,913,163	$11,833,816	$—	$13,746,979

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

The gross carrying amount and accumulated amortization of amortizable intangible assets:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total	Weighted-Average Amortization Period (Years)
2009 Gross Amount:
Patents and developed technology	$ 2,562,732	$ 1,060,358	$ 60,354	$ 3,683,444	16.0
Customer relationships	45,825	1,921,811	-	1,967,636	5.0
Non-compete agreements	30,000	90,735	-	120,735	5.0
Other	-	128,941	-	128,941	1.0
Total Gross Intangibles	$ 2,638,557	$ 3,201,845	$ 60,354	$ 5,900,756	11.5

2009 Accumulated Amortization:
Patents and developed technology	$ 1,171,977	$ 296,679	$ 55,284	$ 1,523,940
Customer relationships	13,748	1,054,457	-	1,068,205
Non-compete agreements	9,000	71,733	-	80,733
Other	-	125,000	-	125,000
Accumulated Amortization	$ 1,194,725	$ 1,547,869	$ 55,284	$ 2,797,878

Net July 4, 2009 per Balance Sheet	$ 1,443,832	$ 1,653,976	$ 5,070	$ 3,102,878

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total	Weighted-Average Amortization Period (Years)
2008 Gross Amount:
Patents and developed technology	$ 2,508,494	$ 1,039,925	$ 60,354	$ 3,608,773	15.8
Customer relationships	45,825	1,921,811	-	1,967,636	5.0
Non-compete agreements	30,000	90,735	-	120,735	5.0
Other	-	128,941	-	128,941	1.0
Total Gross Intangibles	$ 2,584,319	$ 3,181,412	$ 60,354	$ 5,826,085	11.3

2008 Accumulated Amortization:
Patents and developed technology	$ 1,098,787	$ 258,295	$ 53,680	$ 1,410,762
Customer relationships	9,165	861,857	-	871,022
Non-compete agreements	6,000	67,733	-	73,733
Other	-	55,556	-	55,556
Accumulated Amortization	$ 1,113,952	$ 1,243,441	$ 53,680	$ 2,411,073

Net January 3, 2009 per Balance Sheet	$ 1,470,367	$ 1,937,971	$ 6,674	$ 3,415,012

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

Significant disclosures relating to these benefit plans for the second quarter and first six months of Fiscal 2009 and 2008 follow:

	Pension Benefits
	Six Months Ended		Three Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Service cost	$1,094,217	$910,078	$557,372	$455,039
Interest cost	1,414,586	1,317,338	720,575	658,669
Expected return on plan assets	(1,364,436)	(1,823,038)	(695,091)	(911,519)
Amortization of prior service cost	104,023	102,058	52,993	51,029
Amortization of the net loss	598,955	32,530	305,129	16,265
Net periodic benefit cost	$1,847,345	$538,966	$940,978	$269,483

	Postretirement Benefits
	Six Months Ended		Three Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Service cost	$67,982	$62,532	$34,624	$36,759
Interest cost	66,257	60,950	33,757	30,780
Expected return on plan assets	(44,751)	(44,251)	(22,308)	(25,462)
Amortization of prior service cost	(11,945)	(11,718)	(6,086)	(5,859)
Amortization of the net gain	(12,333)	(16,463)	(5,220)	(11,790)
Net periodic benefit cost	$65,210	$51,050	$34,767	$24,428

The Company’s funding policy with respect to its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations. In 2009, the Company is required to contribute $1,095,000 into its pension plans and $135,000 into its postretirement plan. As of July 4, 2009, the Company has made contributions totaling $893,000 to the pension plans and $66,000 to its postretirement plan and will make the remaining contributions as required during the remainder of the year.

The Company has a contributory savings plan under Section 401(k) of the Internal Revenue Code covering substantially all U.S. non-union employees. The plan allows participants to make voluntary contributions of up to 100% of their annual compensation on a pretax basis, subject to IRS limitations. The plan provides for contributions by the Company at its discretion. The Company made contributions of $43,477 and $90,780 in the second quarter and first six months of 2009, respectively, and $48,405 and $93,843 in the second quarter and first six months of 2008, respectively.

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

As of July 4, 2009, there were 367,500 shares available for future grant under the above noted 2000 plan and there were no shares available for grant from the 1997 or 1995 plans. As of July 4, 2009, there were 786,750 shares of common stock reserved under all option plans for future issuance.

	Six Months Ended July 4, 2009		Year Ended January 3, 2009
	Shares	Weighted - Average Exercise Price	Shares	Weighted - Average Exercise Price
Outstanding at beginning of period	438,000	$10.432	663,000	$10.099
Granted	—	—	—	—
Cancelled	—	—	(28,394)	9.330
Exercised	(18,750)	12.33	(196,606)	9.468
Outstanding at end of period	419,250	10.347	438,000	10.432

Options Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of July 4, 2009	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$9.46 – $10.20	363,750	1.0	$9.854
$13.58	55,500	5.5	13.580
	419,250	1.6	10.347

At July 4, 2009, outstanding and exercisable options had an intrinsic value of $2,390,873. The total intrinsic value of stock options exercised in the first six months of 2009 was $35,813. For the six month periods ended July 4, 2009 and June 28, 2008, the Company recognized tax benefits of $0 and $60,919, respectively, resulting from the disqualification of incentive stock options that were exercised and sold prior to the required holding period.

Note K – Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2005 and non-U.S. income tax examinations by tax authorities prior to 2002.

The total amount of unrecognized tax benefits could increase or decrease within the next twelve months for a number of reasons, including the closure of federal, state and foreign tax years by expiration of the statute of limitations and the recognition and measurement considerations under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes and Interpretation of FASB Statement No. 109. There have been no significant changes to the total amount of unrecognized tax benefits during the three month period ended July 4, 2009. The Company believes that it is reasonably possible that approximately $182,000 of unrecognized tax benefits primarily related to the earnings of its Hong Kong subsidiary will be recognized over the next twelve months.

Note L - Financial Instruments and Fair Value Measurements

Financial Risk Management Objectives and Policies

The Company is exposed primarily to credit, interest rate and currency exchange rate risks which arise in the normal course of business.

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk for the Company is its receivable accounts with customers. The Company has established credit limits for customers and monitors their balances to mitigate the risk of loss. At July 4, 2009 and January 3, 2009, there were no significant concentrations of credit risk. No one customer represented more than 10% of the Company’s net trade receivables at July 4, 2009 and January 3, 2009. The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable.

Interest Rate Risk

The Company’s exposure to the risk of changes in market interest rates relates primarily to the Company’s debt, which bears interest at variable rates, which approximate market interest rates. The Company has an interest rate swap with a notional amount of $12,142,857 on July 4, 2009 to convert all of its Term Loan from variable to fixed rates. The valuation of this swap is determined using the three month LIBOR index.

Fair Value Measurements

The carrying amounts of financial instruments (cash and cash equivalents, accounts receivable, accounts payable, the interest rate swap agreement, and debt) as of July 4, 2009 and January 3, 2009, approximate fair value. Fair value was based on expected cash flows and current market conditions.

The following financial liabilities were measured at fair value on a recurring basis during 2009:

	Fair Value	Level 1	Level 2	Level 3
Financial liabilities:
Interest rate swap	$873,718	$—	$873,718	$—
Total liabilities	$873,718	$—	$873,718	$—

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in the Company’s financial position and results of operations for the twenty-six weeks ended July 4, 2009. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended January 3, 2009 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

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

Overview

Sales in the second quarter of 2009 decreased 22% compared to the second quarter of 2008, as a result of the overall weaker economy in the 2009 period. In the second quarter of 2009 Industrial Hardware sales decreased

22%, Security Products sales decreased 26% and Metal Products sales decreased 12% compared to the prior year period. The decreases were primarily due to reduced demand for our current products in many of the markets we serve as a result of the continuing soft worldwide economic conditions.

Gross margin as a percentage of sales for the three months ended July 4, 2009 was 20% compared to 19% in the comparable period a year ago. The increase in the gross margin was primarily the result of price increases to customers, the mix of products produced and sales of new products.

Sales in the first six months of 2009 decreased 18% compared to the prior year period as a result of weakness in the general economy. Sales decreased in the first six months of 2009 in the Industrial Hardware segment by 18% and by 28% in the Security Products segment compared to the prior year period. The decreases were primarily due to reduced demand for our current products in many of the markets we serve as a result of the continuing soft worldwide economic conditions. Sales increased in the first six months of 2009 in the Metal Products segment by 14% compared to the prior year period, primarily a result of increased sales volume of our existing mine roof products to the U.S. mining industry during the first quarter of 2009.

Gross margin as a percentage of sales for the six months ended July 4, 2009 was 16% compared to 20% in the comparable period a year ago. Higher sales volume in the first six months of 2008 resulted in greater utilization of our production capacity and was the primary reason for the higher gross margin in the 2008 period.

Raw material prices have rolled back from the dramatic increases experienced during 2008. We believe this is a result of the worldwide economic decline. Currently, there is no indication that the Company will be unable to obtain supplies of all the materials that it requires. Raw material costs could negatively impact future gross margins if raw material prices rise faster than the Company can recover those increases through either price increase to our customers or cost reductions.

Cash flow from operations in the first six months of 2009 has improved compared to the same period in 2008. Cash flow from operations along with controlling discretionary expenditures, should be sufficient to enable the Company to meet all its existing obligations and continue its quarterly dividend payments.

A more detailed analysis of the Company’s results of operations and financial condition follows:

Results of Operations

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of operations as a percentage of net sales, by segment:

	Three Months Ended July 4, 2009
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	76.4%	78.2%	93.0%	79.8%
Gross margin	23.6%	21.8%	7.0%	20.2%

Selling and administrative expense	15.0%	16.4%	9.3%	14.6%
Operating profit/(loss)	8.6%	5.4%	-2.3%	5.6%

	Three Months Ended June 28, 2008
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	77.7%	77.7%	100.4%	81.0%
Gross margin	22.3%	22.3%	-0.4%	19.0%

Selling and administrative expense	12.7%	14.4%	6.8%	12.5%
Operating profit/(loss)	9.6%	7.9%	-7.2%	6.5%

The following table shows the amount of change for the second quarter of 2009 compared to the second quarter of 2008 in sales, cost of products sold, gross margin, selling and administrative expenses and operating results, by segment (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$ (3,407)	$ (3,963)	$ (641)	$ (8,011)

Volume	-38.2%	-28.5%	-15.5%	-30.9%
Prices	1.0%	1.4%	3.2%	1.5%
New products	15.7%	0.8%	0.0%	7.2%
	-21.5%	-26.3%	-12.3%	-22.2%

Cost of products sold	$ (2,815)	$ (3,021)	$ (980)	$ (6,816)
	-22.9%	-25.8%	-18.7%	-23.3%

Gross margin	$ (592)	$ (942)	$ 339	$(1,195)
	-16.8%	-27.9%	1,720.5%	-17.4%

Selling and administrative expenses	$ (143)	$ (354)	$ 65	$ (432)
	-7.2%	-16.3%	18.3%	-9.5%

Operating results	$ (449)	$ (588)	$ 274	$ (763)
	-29.5%	-49.2%	72.5%	-32.7%

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of income as a percentage of net sales, by segment:

	Six Months Ended July 4, 2009
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	77.7%	81.4%	103.1%	83.9%
Gross margin	22.3%	18.6%	-3.1%	16.1%

Selling and administrative expense	15.2%	18.4%	8.1%	15.0%
Operating profit	7.1%	0.2%	-11.2%	1.1%

	Six Months Ended June 28, 2008
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	78.2%	77.1%	96.2%	80.2%
Gross margin	21.8%	22.9%	3.8%	19.8%

Selling and administrative expense	13.4%	15.1%	8.1%	13.4%
Operating profit	8.4%	7.8%	-4.3%	6.4%

The following table shows the amount of change for the first six months of 2009 compared to the first six months of 2008 in sales, cost of products sold, gross margin, selling and administrative expenses and operating profit, by segment (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$ (5,600)	$ (8,213)	$ 1,315	$ (12,498)

Volume	-37.4%	-31.1%	4.7%	-29.0%
Prices	1.2%	2.2%	4.1%	2.0%
New products	17.8%	0.7%	5.0%	8.9%
	-18.4%	-28.2%	13.8%	-18.1%

Cost of products sold	$ (4,532)	$ (5,445)	$ 2,018	$ (7,959)
	-19.1%	-24.2%	22.0%	-14.4%

Gross margin	$ (1,068)	$ (2,768)	$ (703)	$ (4,539)
	-16.2%	-41.5%	-194.4%	-33.3%

Selling and administrative expenses	$ (283)	$ (552)	$ 99	$ (736)
	-7.0%	-12.6%	12.8%	-8.0%

Operating profit	$ (785)	$ (2,216)	$ (802)	$ (3,803)
	-30.8%	-97.6%	194.0%	-86.3%

Industrial Hardware Segment

Net sales in the Industrial Hardware segment were down 22% in the second quarter of 2009 and down 18% in the first half compared to the prior year periods. The reduced sales in both the second quarter and six month period reflected a decrease in sales of existing products to the vehicular markets in 2009 compared to the same period in 2008. The reductions in both periods were decreased by sales increases from new product introductions primarily to the military market. All of the new products were developed internally and included an inside handle assembly, a roof center case assembly, a slam bolt assembly, a turret hatch kit, and a crawler door. The Industrial Hardware segment continues to develop new latching systems for the military and has experienced an increase in orders for military projects. Sales to the Class 8 truck market are predicted not to improve until the end of 2009.

Cost of products sold for the Industrial Hardware segment decreased 23% in the second quarter and 19% in the first half of 2009 compared to the prior year periods. The primary reason for this reduction was due to lower volume of sales in the 2009 periods.

Gross margin as a percent of net sales increased slightly to 24% in the second quarter of 2009 from 22% in the 2008 quarter. Gross margin in the first half of 2009 and 2008 was comparable at 22%.

Selling and administrative expenses decreased 7% for the second quarter and first half of 2009 compared to the prior year periods primarily due to reductions in payroll and payroll related charges.

Security Products Segment

Net sales in the Security Products segment decreased 26% in the second quarter and 28% in the first half of 2009 compared to the 2008 periods. The decrease in sales in both the first quarter and first six months of 2009 in the Security Products segment is primarily the result of lower sales volume of existing products across many of our markets as a result of soft economic conditions. Sales of new products are reflected across most of the markets we service and included a variety of new locks.

Cost of products sold for the Security Products segment was down 26% in the second quarter and 24% in the first half of 2009 compared to the same periods in 2008. The decrease in cost of products sold was due to the decrease in sales volume and the mix of products sold compared to the prior year periods. This segment experienced increases in engineering expenses.

Gross margin as a percentage of sales in the second quarter was 22% and was comparable for both 2009 and 2008, while gross margin in the first half decreased from 23% in 2008 to 19% in the 2009 period. The decrease in the first half of 2009 was primarily the result of higher engineering and research and development costs and the mix of products sold as compared to the prior year period.

Selling and administrative expenses decreased 16% in the second quarter and 13% in the first half of 2009 from 2008 levels. The decreases in both periods were primarily due to decreased payroll and payroll related charges and lower sales commission payments in the 2009 period based on the lower sales volume.

Metal Products Segment

Net sales in the Metal Products segment were down 12% in the second quarter and up 14% in the first half of 2009 as compared to the prior year periods. Sales of mining products were down 5% in the second quarter and up 20% in the first half of 2009 compared to the prior year periods. The increase in sales of mining products in the first half of 2009 was driven by increased demand in the U.S. mining market that occurred in the first quarter of 2009. Sales of contract castings decreased 34% in the second quarter and 20% in the first half of 2009 from the prior year levels. The decrease in sales of contract casting products was the result of the continued soft economic conditions. New product sales included a crater head used in underground mining.

Cost of products sold decreased 19% in the second quarter and increased 22% in the first half of 2009 compared to the same periods in 2008. The second quarter decrease was due to lower cost for utilities, payroll and payroll related charges and supplies and tools, in addition to the costs associated with the lower volume of sales in the 2009 period. The increase in the first six months of 2009 compared to the prior year period is attributable to the product mix and the higher raw material cost associated with the manufacturing of ductile iron products, increased costs for payroll and payroll related charges, as well as production difficulties experienced in the first quarter of 2009.

Gross margin as a percentage of net sales improved from 0% to 7% in the second quarter of 2009 and decreased from 4% to -3% for the first half of 2009 compared to the 2008 periods. The improvement in the second quarter is primarily due to the mix of products produced and price increases to our customers. The decrease in the first half of 2009 compared to the prior year period is due to higher manufacturing costs in 2009 and production difficulties experienced primarily in the first quarter of 2009.

Selling and administrative expenses were up 18% in the second quarter and 13% in the first half of 2009 compared to the same periods in 2008. The increases were due to increases in payroll and payroll related charges.

Other Items

Interest expense decreased 18% in both the second quarter and first six months of 2009 compared to the prior year period primarily due to the decreased level of debt.

Other income was not material to the financial statements.

Income taxes reflected the change in the earnings level. The effective tax rate in the second quarter of 2009 was 38.4% compared to 34.7% in the second quarter of 2008. The increase in the effective tax rate in the second quarter is the result of the mix of U.S. and foreign income, as well as a change in the mix of U.S. earnings in states with lower income tax rates. The effective tax rate for the first six months of 2009 was 221.7% compared to 34.1% in the first six months of 2008. The higher effective rate in the first six months of 2009 was the result of the mix of U.S. and foreign income, as well as the repatriation of earnings without an offsetting foreign tax credit.

Liquidity and Sources of Capital

The Company generated $9.2 million from operations during the first six months of 2009 compared to $2.0 million during the same period in 2008. The increase in cash flows was primarily the result of the associated timing differences for collections of accounts receivable and payments of liabilities and changes in inventories. Cash flow from operations coupled with cash on hand at the beginning of the year were sufficient to fund capital expenditures, debt service, incentive payments, contributions to the Company’s pension plans, and dividend payments. The Company did not utilize its revolving line of credit during the first six months of 2009 or 2008.

Additions to property, plant and equipment were $1.3 million during both the first six months of 2009 and 2008. Total capital expenditures for 2009 are expected to be in the range of $2 million to $3 million. There are no outstanding commitments for these estimated capital expenditures.

Total inventories as of July 4, 2009 were $25.7 million, compared to $30.8 million at year-end 2008. The inventory turnover ratio of 3.7 turns at the end of the second quarter was comparable to both the year-end 2008 ratio of 3.6 turns and the 3.5 turns in the second quarter of 2008. Accounts receivable decreased by $1.5 million from year end and decreased $5.7 million from the second quarter of Fiscal 2008. The decrease is related to lower revenues in the first half of the current year. The average days sales in accounts receivable for the second quarter of 2009 at 50 days was slightly higher than the 46 days at the end of Fiscal 2008, and slightly lower than the 53 days at the end of the second quarter of Fiscal 2008.

Cash flow from operating activities and funds available under the revolving credit portion of the Company’s loan agreement are expected to be sufficient to cover future foreseeable working capital requirements. See also Note F - Debt, included at Item 1 of this Form 10-Q.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered securities by the Company during the period covered by this report.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c ) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number that May Yet Be Purchased Under the Plans or Programs
April 5 – May 2, 2009	-	-	-	-
May 3 – May 30, 2009	15,821	$14.24	-	-
May 31 – July 4, 2009	-	-	-	-
Total	15,821	$14.24	-	-

The Company does not have any share repurchase plans or programs. The figures shown in the table above are for shares delivered to the Company to exercise stock options.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

See the information set forth in Part II, Item 4 of the Form 10-Q of the Company for the quarterly period ended April 4, 2009.

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

99(4)) Form 8-K filed on June 12, 2009 disclosing the change in the Company’s Independent Registered Public Accounting Firm from UHY LLP to Fiondella, Milone and LaSaracina LLP is incorporated herein by reference.

99(5)) Form 8-K/A filed on June 17, 2009 disclosing the change in the Company’s Independent Registered Public Accounting Firm from UHY LLP to Fiondella, Milone and LaSaracina LLP is incorporated herein by reference.

99(6)) Form 8-K filed on June 23, 2009 setting forth the amendment to the Company’s loan agreements is incorporated herein by reference.

99(7)) Form 8-K/A filed on June 24, 2009 setting forth the amendment to the Company’s loan agreements is incorporated herein by reference.

99(8)) Form 8-K filed on July 22, 2009 setting forth the press release reporting the Company’s earnings for the quarter ended July 4, 2009 is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE EASTERN COMPANY
(Registrant)
DATE: July 24, 2009	/s/Leonard F. Leganza
Leonard F. Leganza Chairman, President and Chief Executive Officer

DATE: July 24, 2009	/s/John L. Sullivan III
John L. Sullivan III Vice President and Chief Financial Officer