Form 10-Q
period 2009-10-03
EASTERN CO
filed 2009-11-05
CIK 31107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED October 3, 2009

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 3, 2009
Common Stock, No par value	6,002,577

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	October 3, 2009	January 3, 2009
Current Assets
Cash and cash equivalents	$17,607,315	$8,967,625
Accounts receivable, less allowances: $544,000 - 2009; $328,000 - 2008	15,037,499	17,021,774
Inventories	23,900,647	30,796,879
Prepaid expenses and other assets	1,987,786	2,366,634
Recoverable taxes receivable	-	1,313,628
Deferred income taxes	1,225,723	1,225,723
Total Current Assets	59,758,970	61,692,263

Property, Plant and Equipment	50,581,097	48,428,057
Accumulated depreciation	(27,235,424)	(24,517,348)
	23,345,673	23,910,709

Goodwill	13,825,508	13,700,356
Trademarks	144,908	143,818
Patents, technology, and other intangibles net of accumulated amortization	3,004,067	3,415,012
Deferred income taxes	2,732,079	3,154,810
	19,706,562	20,413,996
TOTAL ASSETS	$102,811,205	$106,016,968

LIABILITIES AND SHAREHOLDERS’ EQUITY	October 3, 2009	January 3, 2009
Current Liabilities
Accounts payable	$5,412,702	$7,081,303
Accrued compensation	1,433,571	1,919,322
Other accrued expenses	1,905,954	1,706,681
Current portion of long-term debt	2,857,143	2,240,202
Total Current Liabilities	11,609,370	12,947,508

Other long-term liabilities	1,158,676	1,614,833
Long-term debt, less current portion	8,571,428	11,428,571
Accrued postretirement benefits	740,817	1,062,719
Accrued pension cost	16,325,712	15,311,924
Interest rate swap obligation	866,040	1,169,848

Shareholders’ Equity
Voting Preferred Stock, no par value: Authorized and unissued 1,000,000 shares
Nonvoting Preferred Stock, no par value: Authorized and unissued 1,000,000 shares
Common Stock, no par value: Authorized: 50,000,000 shares
Issued: 8,606,732 shares in 2009 and 8,553,353 shares in 2008	25,062,317	24,418,916
Treasury Stock: 2,604,155 shares in 2009 and 2,588,334 shares in 2008	(17,803,379)	(17,578,088)
Retained earnings	67,730,274	68,676,943

Accumulated other comprehensive income (loss):
Foreign currency translation	1,396,169	664,990
Unrecognized net pension and postretirement benefit costs, net of tax	(12,286,065)	(12,944,539)
Derivative financial instruments, net of taxes	(560,154)	(756,657)
Accumulated other comprehensive loss	(11,450,050)	(13,036,206)
Total Shareholders’ Equity	63,539,162	62,481,565
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$102,811,205	$106,016,968

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended		Three Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Net sales	$84,651,194	$103,568,528	$28,131,092	$34,550,899
Cost of products sold	(69,832,292)	(84,486,176)	(22,409,041)	(29,104,229)
Gross margin	14,818,902	19,082,352	5,722,051	5,446,670

Selling and administrative expenses	(12,863,825)	(13,607,617)	(4,371,875)	(4,379,689)
Operating profit	1,955,077	5,474,735	1,350,176	1,066,981

Interest expense	(682,595)	(810,472)	(235,414)	(265,720)
Other income	49,352	42,834	9,666	17,012
Income before income taxes	1,321,834	4,707,097	1,124,428	818,273

Income taxes	654,605	1,270,678	217,051	(56,768)
Net income	$667,229	$3,436,419	$907,377	$875,041

Earnings per Share:
Basic	$.11	$.59	$.15	$.15

Diluted	$.11	$.56	$.15	$.14

Cash dividends per share:	$.27	$.24	$.09	$.08

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Nine Months Ended		Three Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Net income	$667,229	$3,436,419	$907,377	$875,041
Other comprehensive income:
Change in foreign currency translation	731,179	(126,487)	415,049	(336,732)
Change in pension and postretirement benefit costs, net of taxes of: 2009 – $359,575 and $119,858, respectively 2008 – $57,534 and $19,178, respectively	658,474	102,077	219,491	34,026
Change in fair value of derivative financial instruments, net of income taxes of: 2009 – $107,304 and $2,712, respectively 2008 – $15,254 and $881, respectively	196,503	27,062	4,966	1,561
	1,586,156	2,652	639,506	(301,145)
Comprehensive income	$2,253,385	$3,439,071	$1,546,883	$573,896

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	October 3, 2009	September 27, 2008
Operating Activities
Net income	$667,229	$3,436,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,055,594	3,004,113
Provision for doubtful accounts	261,718	-
Loss on sale of equipment and other assets	482	771
Issuance of Common Stock for directors’ fees	24,603	27,840
Changes in operating assets and liabilities:
Accounts receivable	1,848,284	(2,912,006)
Inventories	7,157,473	978,417
Prepaid expenses and other	1,709,516	1,214,722
Prepaid pension cost	2,068,254	785,170
Other assets	(73,290)	(111,362)
Accounts payable	(1,749,903)	557,621
Accrued compensation	(493,541)	(504,217)
Other accrued expenses	(689,021)	(1,471,027)
Net cash provided by operating activities	13,787,398	5,006,461

Investing Activities
Purchases of property, plant and equipment	(1,774,868)	(1,730,843)
Business acquisition	-	(128,325)
Net cash used in investing activities	(1,774,868)	(1,859,168)

Financing Activities
Principal payments on long-term debt	(2,240,202)	(2,342,568)
Proceeds from sales of Common Stock	544,963	1,651,558
Tax benefit from exercise of incentive stock options	73,835	309,526
Purchases of Common Stock for treasury	(225,291)	(400,610)
Dividends paid	(1,613,897)	(1,401,320)
Net cash used in financing activities	(3,460,592)	(2,183,414)

Effect of exchange rate changes on cash	87,752	10,433
Net change in cash and cash equivalents	8,639,690	974,312

Cash and cash equivalents at beginning of period	8,967,625	8,209,722
Cash and cash equivalents at end of period	$17,607,315	$9,184,034

See accompanying notes.

THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

October 3, 2009

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

The Company has evaluated all events subsequent to the balance sheet date through the date these condensed consolidated financial statements were issued and filed on Form 10-Q with the Securities and Exchange Commission, November 5, 2009. There were no subsequent events that required recognition or disclosure.

Note B – Earnings Per Share

The denominators used in the earnings per share computations follow:

	Nine Months Ended		Three Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Basic:
Weighted average shares outstanding	5,974,974	5,842,948	5,991,345	5,881,284

Diluted:
Weighted average shares outstanding	5,974,974	5,842,948	5,991,345	5,881,284
Dilutive stock options	288,359	323,901	215,478	307,865
Denominator for diluted earnings per share	6,263,333	6,166,849	6,206,823	6,189,149

Note C – Inventories

The components of inventories follow:

	October 3, 2009	January 3, 2009

Raw material and component parts	$ 5,999,063	$ 7,719,540
Work in process	4,995,235	6,448,593
Finished goods	12,906,349	16,628,746
	$ 23,900,647	$ 30,796,879

Note D – Segment Information

Segment financial information follows:

	Nine Months Ended		Three Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Revenues:
Sales to unaffiliated customers:
Industrial Hardware	$36,886,183	$45,267,247	$12,125,452	$14,906,407
Security Products	32,113,878	43,506,017	11,197,439	14,376,300
Metal Products	15,651,133	14,795,264	4,808,201	5,268,192
	$84,651,194	$103,568,528	$28,131,092	$34,550,899

Income before income taxes:
Industrial Hardware	$2,849,623	$3,386,086	$1,083,105	$834,262
Security Products	873,187	3,448,918	819,495	1,179,552
Metal Products	(1,767,733)	(1,360,269)	(552,424)	(946,833)
Operating Profit	1,955,077	5,474,735	1,350,176	1,066,981
Interest expense	(682,595)	(810,472)	(235,414)	(265,720)
Other income	49,352	42,834	9,666	17,012
	$1,321,834	$4,707,097	$1,124,428	$818,273

Note E – Recent Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on employer’s disclosures about postretirement benefit plan assets, which requires additional disclosures for assets held by employer pension and other postretirement benefit plans. The required disclosures include information about fair value measurements of plan assets, including the investment policies and strategies for the major categories of plan assets, and significant concentrations of risk within plan assets. This guidance will be effective for fiscal years ending after December 15, 2009 and provides only disclosure requirements and will not have a material impact on the consolidated financial statements of the Company.

In May 2009, the FASB issued authoritative guidance on subsequent events, which introduces the concept of financial statements being available to be issued. This guidance will require the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date (that is, whether that date represents the date the financial statements were issued or were available to be issued). For SEC registrants, this date will continue to be the date on which financial statements are filed with the SEC. This guidance was effective for fiscal years and interim periods beginning after June 15, 2009. The adoption of this new guidance had no impact on the consolidated financial statements of the Company.

In June 2009, the FASB issued authoritative guidance on consolidation of variable interest entities. The new guidance is intended to improve financial reporting by requiring additional disclosures about a company’s involvement in variable interest entities. This new guidance is effective for fiscal years and interim periods beginning after November 15, 2009. The Company has not determined the impact, if any, of the adoption of this guidance on the consolidated financial statements of the Company.

In June 2009, the FASB issued, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (“the Codification”). The Codification is the source for authoritative U.S. Generally Accepted Accounting Principles recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the SEC under the authority of the federal securities laws are also sources of authoritative GAAP for SEC registrants. All other non-grandfathered non-SEC accounting literature not included in the Codification is non-authoritative. The Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the Codification had no impact on the consolidated financial statements of the Company.

In August 2009, the FASB issued new accounting guidance to provide clarification on measuring liabilities at fair value when the quoted price in an active market for an identical liability is not available. The new guidance is effective for the first reporting period beginning after August 28, 2009. The Company has not determined the impact, if any, of the adoption of this guidance on the consolidated financial statements of the Company.

Note F – Debt

The Company received a waiver from its lender, Bank of America, N.A. (“Bank”), for its fixed charge coverage ratio covenant for the first quarter of 2009. The waiver agreement covered the period beginning April 4, 2009 and ended on June 19, 2009 (“first waiver period”). The Company also agreed to limit its use of the line of credit to no more than $3 million during this period.

On June 19, 2009, the Company signed a second letter agreement (“Second Letter Agreement”) with the Bank which extended the waiver previously granted until September 30, 2009. In addition to extending the waiver period, the Second Letter Agreement also extended the maturity/termination date of the line of credit from September 22, 2009 to September 30, 2009; continued the reduction of the line of credit to no more than $3 million; changed the LIBOR Rate Margin from the performance based grid set forth in the loan agreement to an amount equal to two and one-quarter percent (2.25%), such that the LIBOR Rate shall be equal to LIBOR for the applicable period plus 2.25%; required the Company to maintain a minimum $1.75 million of EBITDA for the quarter ended July 4, 2009; restricted the total amount of any dividend that can be paid in the quarter ending October 3, 2009 to an amount not to exceed $560,000; and increased the unused line fee from the performance based grid outlined in the loan agreement to one-half percent (0.50%) per annum (0.15% prior to June 19, 2009).

As of September 30, 2009, the Company signed a third letter agreement (“Third Letter Agreement”) with the Bank. The Third Letter Agreement extends the maturity/termination date of the line of credit from September 30, 2009 to November 15, 2009; continues to charge a LIBOR Rate Margin of two and one-quarter percent (2.25%); continues to charge an unused line fee of one-half of one percent (0.50%); requires that the Company maintain a minimum $1.75 million of EBITDA for the quarter ended October 3, 2009; restricts the total amount of any dividend declared and paid for the quarter ending October 3, 2009 to an amount not to exceed $580,000, provided, however, that prior to paying such dividends, the Company will be required to demonstrate to the Bank that the payment of such dividends will not result in the amount of cash reported on the consolidated balance sheet for the quarter ended October 3, 2009 to be less than $10 million. In addition, the Third Letter Agreement requires that the Company have a tangible net worth of not less than $42 million as of October 3, 2009; modifies the fixed charge coverage ratio covenant such that it will be calculated on a fiscal year to date basis (instead of a rolling four quarter basis) commencing with the second quarter of fiscal 2009, and provided further that if the Company fails to comply with such fixed charge coverage ratio for the quarter ended October 3, 2009, then such ratio will be re-calculated to add back the amount of permitted dividends declared and actually paid during the period to meet the required 1.1 to 1.0 ratio, so long as the Company maintains a $10 million consolidated cash position at the end of the quarter ended October 3, 2009. The testing period will return to a rolling 4 quarter period effective with the end of the first quarter of 2010. And finally, the Company will be required to maintain, at all times, an amount of liquidity (defined as consolidated cash and equivalent balances) of not less than $8.5 million.

For the quarter ended October 3, 2009, the Company maintained the required $1.75 million of EBITDA; demonstrated to the Bank that its consolidated cash balance is in excess of the required $10 million; passed the modified fixed charge coverage ratio covenant; surpassed the required $42 million of tangible net worth; and surpassed the $8.5 million of liquidity required. The Company is currently working with the Bank on a definitive written amendment to the Loan Agreement which will permanently incorporate the Third Letter Agreement. The Company expects this to be completed by November 15, 2009.

The interest rates on the term and the revolving credit portions of the Loan Agreement vary, as previously described above. The Company may also borrow funds at the lender’s prime rate. On October 3, 2009, the interest rate on the term portion of the Loan Agreement was approximately 0.29%. The term portion of the loan requires quarterly payments of $714,286 with the final payment due September 22, 2013. The Company did not utilize the revolving loan during the first nine months of 2009.

On November 2, 2006, the Company entered into an interest rate swap contract (“swap contract”) with the Bank with an original notional amount of $20,000,000 (notional amount $11,428,571 as of October 3, 2009), which was equal to 100% of the outstanding balance of the term loan on that date. The notional amount began decreasing on a quarterly basis on January 2, 2007 following the principal repayment schedule of the term loan. The Company has a fixed interest rate of 5.25% on the swap contract and will pay the difference between the fixed rate and LIBOR when LIBOR is below 5.25%, and will receive interest when the LIBOR rate exceeds 5.25%.

Note G – Goodwill

The following is a roll-forward of goodwill from year-end 2008 to the end of the third quarter 2009:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total

Beginning balance	$1,866,540	$11,833,816	$—	$13,700,356
Foreign exchange	125,152	—	—	125,152
Ending balance	$1,991,692	$11,833,816	$—	$13,825,508

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

The gross carrying amount and accumulated amortization of amortizable intangible assets:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total	Weighted-Average Amortization Period (Years)
2009 Gross Amount:
Patents and developed technology	$ 2,657,781	$ 1,063,413	$ 60,354	$ 3,781,548	16.0
Customer relationships	45,825	1,921,811	-	1,967,636	5.0
Non-compete agreements	30,000	90,735	-	120,735	5.0
Other	-	128,941	-	128,941	1.0
Total Gross Intangibles	$ 2,733,606	$ 3,204,900	$ 60,354	$ 5,998,860	11.6

2009 Accumulated Amortization:
Patents and developed technology	$ 1,247,707	$ 315,080	$ 55,977	$ 1,618,764
Customer relationships	16,039	1,150,757	-	1,166,796
Non-compete agreements	10,500	73,733	-	84,233
Other	-	125,000	-	125,000
Accumulated Amortization	$ 1,274,246	$ 1,664,570	$ 55,977	$ 2,994,793

Net October 3, 2009 per Balance Sheet	$ 1,459,360	$ 1,540,330	$ 4,377	$ 3,004,067

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total	Weighted-Average Amortization Period (Years)
2008 Gross Amount:
Patents and developed technology	$ 2,508,494	$ 1,039,925	$ 60,354	$ 3,608,773	15.8
Customer relationships	45,825	1,921,811	-	1,967,636	5.0
Non-compete agreements	30,000	90,735	-	120,735	5.0
Other	-	128,941	-	128,941	1.0
Total Gross Intangibles	$ 2,584,319	$ 3,181,412	$ 60,354	$ 5,826,085	11.3

2008 Accumulated Amortization:
Patents and developed technology	$ 1,098,787	$ 258,295	$ 53,680	$ 1,410,762
Customer relationships	9,165	861,857	-	871,022
Non-compete agreements	6,000	67,733	-	73,733
Other	-	55,556	-	55,556
Accumulated Amortization	$ 1,113,952	$ 1,243,441	$ 53,680	$ 2,411,073

Net January 3, 2009 per Balance Sheet	$ 1,470,367	$ 1,937,971	$ 6,674	$ 3,415,012

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

Significant disclosures relating to these benefit plans for the third quarter and first nine months of fiscal 2009 and 2008 follow:

	Pension Benefits
	Nine Months Ended		Three Months Ended
	October 3, 2009	Sept. 27, 2008	October 3, 2009	Sept. 27, 2008
Service cost	$1,641,325	$1,365,117	$547,108	$455,039
Interest cost	2,121,880	1,976,007	707,294	658,669
Expected return on plan assets	(2,046,653)	(2,734,557)	(682,217)	(911,519)
Amortization of prior service cost	156,033	153,087	52,010	51,029
Amortization of the net loss	898,432	48,795	299,477	16,265
Net periodic benefit cost	$2,771,017	$808,449	$923,672	$269,483

	Postretirement Benefits
	Nine Months Ended		Three Months Ended
	October 3, 2009	Sept. 27, 2008	October 3, 2009	Sept. 27, 2008
Service cost	$101,972	$93,799	$33,990	$31,267
Interest cost	99,385	91,425	33,128	30,475
Expected return on plan assets	(67,126)	(66,376)	(22,375)	(22,125)
Amortization of prior service cost	(17,917)	(17,576)	(5,972)	(5,858)
Amortization of the net gain	(18,499)	(24,695)	(6,166)	(8,232)
Net periodic benefit cost	$97,815	$76,577	$32,605	$25,527

The Company’s funding policy with respect to its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations. In 2009, the Company is required to contribute $1,095,000 into its pension plans and $135,000 into its postretirement plan. As of October 3, 2009, the Company has made contributions totaling $1,006,000 to the pension plans and $91,000 to its postretirement plan and will make the remaining contributions as required during the remainder of the year.

The Company has a contributory savings plan under Section 401(k) of the Internal Revenue Code covering substantially all U.S. non-union employees. The plan allows participants to make voluntary contributions of up to 100% of their annual compensation on a pretax basis, subject to IRS limitations. The plan provides for contributions by the Company at its discretion. The Company made contributions of $42,590 and $133,370 in the third quarter and first nine months of 2009, respectively, and $42,864 and $136,706 in the third quarter and first nine months of 2008, respectively.

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

As of October 3, 2009, there were 367,500 shares available for future grant under the above noted 2000 plan and there were no shares available for grant from the 1997 or 1995 plans. As of October 3, 2009, there were 754,250 shares of common stock reserved under all option plans for future issuance.

	Nine Months Ended October 3, 2009		Year Ended January 3, 2009
	Shares	Weighted - Average Exercise Price	Shares	Weighted - Average Exercise Price
Outstanding at beginning of period	438,000	$10.432	663,000	$10.099
Granted	—	—	—	—
Cancelled	—	—	(28,394)	9.330
Exercised	(51,250)	10.633	(196,606)	9.468
Outstanding at end of period	386,750	10.405	438,000	10.432

Options Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of October 3, 2009	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$9.46 – $10.20	331,250	0.7	$9.874
$13.58	55,500	5.2	13.580
	386,750	1.4	10.405

At October 3, 2009, outstanding and exercisable options had an intrinsic value of $2,125,010. The total intrinsic value of stock options exercised in the first nine months of 2009 was $294,013. For the nine month periods ended October 3, 2009 and September 27, 2008, the Company recognized tax benefits of $73,835 and $309,526, respectively, resulting from the disqualification of incentive stock options that were exercised and sold prior to the required holding period.

Note K – Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2006 and non-U.S. income tax examinations by tax authorities prior to 2003.

The total amount of unrecognized tax benefits could increase or decrease within the next twelve months for a number of reasons, including the closure of federal, state and foreign tax years by expiration of the statute of limitations and the recognition and measurement considerations under FASB Accounting Standards Codification (“ASC”) 740. During the quarter ended October 3, 2009, the total amount of unrecognized tax benefits decreased by approximately $226,000 (plus an additional $40,000 of interest costs) related to the lapsing of the statute of limitations. The Company believes that it is reasonably possible that approximately $185,000 of unrecognized tax benefits primarily related to the earnings of its Hong Kong subsidiary will be recognized over the next twelve months.

Note L - Financial Instruments and Fair Value Measurements

Financial Risk Management Objectives and Policies

The Company is exposed primarily to credit, interest rate and currency exchange rate risks which arise in the normal course of business.

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk for the Company is its receivable accounts with customers. The Company has established credit limits for customers and monitors their balances to mitigate the risk of loss. At October 3, 2009 and January 3, 2009, there were no significant concentrations of credit risk. No one customer represented more than 10% of the Company’s net trade receivables at October 3, 2009 and January 3, 2009. The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable.

Interest Rate Risk

The Company’s exposure to the risk of changes in market interest rates relates primarily to the Company’s debt, which bears interest at variable rates, which approximate market interest rates. The Company has an interest rate swap with a notional amount of $11,428,571 on October 3, 2009 to convert all of its Term Loan from variable to fixed rates. The valuation of this swap is determined using the three month LIBOR index.

Fair Value Measurements

The carrying amounts of financial instruments (cash and cash equivalents, accounts receivable, accounts payable, the interest rate swap, and debt) as of October 3, 2009 and January 3, 2009, approximate fair value. Fair value was based on expected cash flows and current market conditions.

The following financial liabilities were measured at fair value on a recurring basis during 2009:

	Fair Value	Level 1	Level 2	Level 3
Financial liabilities:
Interest rate swap	$866,040	$—	$866,040	$—
Total liabilities	$866,040	$—	$866,040	$—

Assets and liabilities that require fair value measurement, such as the Company’s interest rate swap, are recorded at fair value using market and income valuation approaches and considering the Company’s and counterparty’s credit risk. The Company uses the market approach and the income approach to value assets and liabilities as appropriate. The Company’s interest rate swap is not an exchange traded instrument. However, it is valued based on observable inputs for similar liabilities and accordingly is classified as a level 2 input.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in the Company’s financial position and results of operations for the thirty-nine weeks ended October 3, 2009. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended January 3, 2009 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

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

Overview

Sales in the third quarter of 2009 decreased 19% compared to the third quarter of 2008, as a result of the overall weaker economy in the 2009 period. In the third quarter of 2009 Industrial Hardware sales decreased 19%,

Security Products sales decreased 22% and Metal Products sales decreased 9% compared to the prior year period. The decreases were primarily due to reduced demand for our current products in many of the markets we serve as a result of the continuing soft worldwide economic conditions.

Gross margin as a percentage of sales for the three months ended October 3, 2009 was 20% compared to 16% in the comparable period a year ago. The increase in the gross margin was primarily the result of price increases to customers, the mix of products sold, sales of new products and cost reductions.

Sales in the first nine months of 2009 decreased 18% compared to the prior year period, also as a result of weakness in the general economy. Sales decreased in the first nine months of 2009 in the Industrial Hardware segment by 19% and by 26% in the Security Products segment compared to the prior year period. The decreases were primarily due to reduced demand for our products in the majority of the markets we serve as a result of the continuing soft worldwide economic conditions. Sales increased in the first nine months of 2009 in the Metal Products segment by 6% compared to the prior year period, primarily a result of increased sales volume of our existing mine roof products to the U.S. mining industry in the current year.

Gross margin as a percentage of sales for the nine months ended October 3, 2009 was 18% and was comparable to the prior year period. The Company was able to achieve a gross margin that was comparable to the prior year period, despite the 18% decline in sales volume compared to the prior period, due to a combination of price increases to customers, the mix of products sold, sales of new products and cost reductions.

Raw material prices have rolled back from the dramatic increases experienced during 2008. We believe this may be a result of the worldwide economic decline reducing demand. Currently, there is no indication that the Company will be unable to obtain supplies of all the materials that it requires. Raw material costs could negatively impact future gross margins if raw material prices rise faster than the Company’s ability to recover those increases through either price increases to our customers or cost reductions.

Cash flow from operations in the first nine months of 2009 has improved compared to the same period in 2008. Cash flow from operations along with controlling discretionary expenditures, should be sufficient to enable the Company to meet all its existing obligations and continue its quarterly dividend payments.

A more detailed analysis of the Company’s results of operations and financial condition follows:

Results of Operations

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of operations as a percentage of net sales, by segment:

	Three Months Ended October 3, 2009
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	75.5%	75.1%	101.1%	79.7%
Gross margin	24.5%	24.9%	-1.1%	20.3%
Selling and administrative expense	15.6%	17.6%	10.4%	15.5%
Operating profit/(loss)	8.9%	7.3%	-11.5%	4.8%

	Three Months Ended September 27, 2008
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	81.9%	76.9%	110.9%	84.2%
Gross margin	18.1%	23.1%	-10.9%	15.8%
Selling and administrative expense	12.5%	14.9%	7.1%	12.7%
Operating profit/(loss)	5.6%	8.2%	-18.0%	3.1%

The following table shows the amount of change for the third quarter of 2009 compared to the third quarter of 2008 in sales, cost of products sold, gross margin, selling and administrative expenses and operating results, by segment (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$ (2,781)	$ (3,179)	$ (460)	$ (6,420)

Volume	-23.7%	-35.2%	-9.8%	-26.3%
Prices	-0.1%	12.5%	1.1%	5.3%
New products	5.1%	0.6%	0.0%	2.4%
	-18.7%	-22.1%	-8.7%	-18.6%

Cost of products sold	$ (3,059)	$ (2,653)	$ (983)	$ (6,695)
	-25.1%	-24.0%	-16.9%	-23.0%

Gross margin	$ 278	$ (526)	$ 523	$ 275
	10.3%	-15.8%	91.1%	5.1%

Selling and administrative expenses	$ 29	$ (166)	$ 129	$ (8)
	1.6%	-7.7%	34.5%	-0.2%

Operating results	$ 249	$ (360)	$ 394	$ 283
	29.8%	-30.5%	41.7%	26.5%

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of income as a percentage of net sales, by segment:

	Nine Months Ended October 3, 2009
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	76.9%	79.2%	102.5%	82.5%
Gross margin	23.1%	20.8%	-2.5%	17.5%
Selling and administrative expense	15.4%	18.1%	8.8%	15.2%
Operating profit	7.7%	2.7%	-11.3%	2.3%

	Nine Months Ended September 27, 2008
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	79.4%	77.1%	101.4%	81.6%
Gross margin	20.6%	22.9%	-1.4%	18.4%
Selling and administrative expense	13.1%	15.0%	7.8%	13.1%
Operating profit	7.5%	7.9%	-9.2%	5.3%

The following table shows the amount of change for the first nine months of 2009 compared to the first nine months of 2008 in sales, cost of products sold, gross margin, selling and administrative expenses and operating profit, by segment (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$ (8,381)	$ (11,392)	$ 856	$ (18,917)

Volume	-32.9%	-32.5%	-0.4%	-28.1%
Prices	0.8%	5.6%	3.0%	3.1%
New products	13.6%	0.7%	3.2%	6.7%
	-18.5%	-26.2%	5.8%	-18.3%

Cost of products sold	$ (7,591)	$ (8,098)	$ 1,035	$ (14,654)
	-21.1%	-24.2%	6.9%	-17.3%

Gross margin	$ (790)	$ (3,294)	$ (179)	$ (4,263)
	-8.5%	-33.0%	-84.7%	-22.3%

Selling and administrative expenses	$ (253)	$ (718)	$ 228	$ (743)
	-4.3%	-11.0%	19.8%	-5.5%

Operating profit	$ (537)	$ (2,576)	$ (407)	$ (3,520)
	-15.8%	-74.7%	-30.0%	-64.3%

Industrial Hardware Segment

Net sales in the Industrial Hardware segment were down 19% in both the third quarter and the first nine months of 2009 compared to the prior year periods. The reduced sales in both the third quarter and nine month period reflected a decrease in sales of existing products to the vehicular markets in 2009 compared to the same period in 2008. The reductions in both periods were lessened by sales increases from new product introductions primarily to the military market. All of the new products were developed internally and included an inside handle assembly, a roof center case assembly, a slam bolt assembly, a turret hatch kit, a crawler door and various handles and latches. The Industrial Hardware segment continues to develop new latching systems for the military and has experienced an increase in orders for military projects. Sales of sleeper cabs to the Class 8 truck market improved slightly at the end of the third quarter and are predicted to increase through the end of 2009 as the result of increased orders for sleeper cabs for military and commercial vehicles.

Cost of products sold for the Industrial Hardware segment decreased 25% in the third quarter and 21% in the first nine months of 2009 compared to the prior year periods. The primary reason for this reduction was due to lower volume of sales in the 2009 periods and lower payroll and payroll related charges than the prior year.

Gross margin as a percent of net sales increased to 25% in the third quarter of 2009 from 18% in the 2008 quarter. Gross margin in the first nine months of 2009 increased slightly to 23% from 21% in 2008. The improvement in gross margin resulted from lower raw material costs.

Selling and administrative expenses increased 2% for the third quarter and decreased 4% in first nine months of 2009 compared to the prior year periods. The increase in the third quarter was due to increases in advertising and travel expenses. The decrease in the first nine months of 2009 was due to primarily to a decrease in payroll and payroll related charges.

Security Products Segment

Net sales in the Security Products segment decreased 22% in the third quarter and 26% in the first nine months of 2009 compared to the 2008 periods. The decrease in sales in both the third quarter and first nine months of 2009 in the Security Products segment is primarily the result of lower sales volume of existing products across many of our markets as a result of soft economic conditions. Sales of new products are reflected across most of the markets we service and included a variety of new locks.

Cost of products sold for the Security Products segment was down 24% in both the third quarter and the first nine months of 2009 compared to the same periods in 2008. The decrease in cost of products sold was due to the decrease in sales volume and the mix of products sold compared to the prior year periods, as well as decreases in raw materials and payroll and payroll related charges. This segment experienced increases in new product development, such as a digital coin drop meter, a contactless smartcard system and an energy recovery system.

Gross margin as a percentage of sales in the third quarter increased from 23% in 2008 to 25% in 2009, while gross margin in the first nine months decreased from 23% in 2008 to 21% in the 2009 period. The improvement in the third quarter of 2009 compared to the prior year period is due to decreased payroll and payroll related charges in the 2009 quarter. The decrease in the first nine months of 2009 was primarily the result of higher engineering and research and development costs and the mix of products sold as compared to the prior year period.

Selling and administrative expenses decreased 8% in the third quarter and 11% in the first nine months of 2009 from 2008 levels. The decreases in both periods were primarily due to reductions in payroll and payroll related charges, lower sales commission payments in the 2009 period based on the lower sales volume, and lower advertising and travel expenses. These cost reductions were offset to some extent by higher costs associated with uncollectible accounts receivable resulting from the overall weak economy.

Metal Products Segment

Net sales in the Metal Products segment were down 9% in the third quarter and up 6% in the first nine months of

2009 as compared to the prior year periods. Sales of mining products were up 11% in the third quarter and 17% in the first nine months of 2009 compared to the prior year periods. The increase in sales of mining products in 2009 was driven by increased demand in the U.S. mining market that occurred primarily in the first and third quarters of 2009. Sales of contract castings decreased 34% in the third quarter and 25% in the first nine of 2009 from the prior year levels. The decrease in sales of contract casting products was the result of the continued soft economic conditions. New product sales included a crater head used in underground mining.

Cost of products sold decreased 17% in the third quarter and increased 7% in the first nine months of 2009 compared to the same periods in 2008. The third quarter decrease was due to lower cost for utilities, payroll and payroll related charges, equipment maintenance, and supplies and tools, in addition to the costs associated with the lower volume of sales in the 2009 period. The increase in the first nine months of 2009 compared to the prior year period is attributable to the product mix and production difficulties experienced in 2009.

Gross margin as a percentage of net sales improved from -11% to -1% in the third quarter of 2009 and decreased from -1% to -3% for the first nine months of 2009 compared to the 2008 periods. The improvement in the third quarter is primarily due to lower costs for utilities and equipment maintenance, the mix of products produced and price increases to our customers. The decrease in margin in the first nine months of 2009 compared to the prior year period is due to production difficulties experienced in 2009.

Selling and administrative expenses were up 35% in the third quarter and 20% in the first nine months of 2009 compared to the same periods in 2008. The increases were due to increases in payroll and payroll related charges and travel expenses.

Other Items

Interest expense decreased 11% in the third quarter and 16% in the first nine months of 2009 compared to the prior year period primarily due to the decreased level of debt.

Other income was not material to the financial statements.

Income taxes reflected the change in the earnings level. The effective tax rate in the third quarter of 2009 was 19% compared to -7% in the third quarter of 2008. The effective tax rate for the first nine months of 2009 was 49.5% compared to 27% in the first nine months of 2008. The higher effective rate in both of the 2009 periods was the result of the mix of U.S. and foreign income, as well as the repatriation of earnings without an offsetting foreign tax credit.

Liquidity and Sources of Capital

The Company generated $13.8 million from operations during the first nine months of 2009 compared to $5.0 million during the same period in 2008. The increase in cash flows was primarily the result of the associated timing differences for collections of accounts receivable and payments of liabilities and changes in inventories. Cash flow from operations coupled with cash on hand at the beginning of the year were sufficient to fund capital expenditures, debt service, contributions to the Company’s pension plans, and dividend payments. The Company did not utilize its revolving line of credit during the first nine months of 2009 or 2008.

Additions to property, plant and equipment were $1.8 million for the first nine months of 2009 compared to $1.7 million for the same period in 2008. Total capital expenditures for 2009 are expected to be in the range of $2 million to $3 million. There are no outstanding commitments for these estimated capital expenditures.

Total inventories as of October 3, 2009 were $23.9 million, compared to $30.8 million at year-end 2008. The inventory turnover ratio of 4.0 turns at the end of the third quarter was comparable to both the year-end 2008 ratio of 3.6 turns and the 3.9 turns in the third quarter of 2008. Accounts receivable decreased by $2.0 million from year end and decreased $6.9 million from the third quarter of fiscal 2008. The decrease is related to lower revenues in the first nine months of the current year. The average days sales in accounts receivable for the third quarter of 2009 at 49 days was slightly higher than the 46 days at the end of fiscal 2008, and slightly lower than the 58 days at the end of the third quarter of fiscal 2008.

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

99(9)) Form 8-K filed on October 21, 2009 setting forth the press release reporting the Company’s earnings for the quarter ended October 3, 2009 is incorporated herein by reference.

99(10) Form 8-K filed on October 22, 2009 setting forth an amendment to extend the Employment Agreement with the Company’s Chairman is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE EASTERN COMPANY
(Registrant)
DATE: November 5, 2009	/s/Leonard F. Leganza
Leonard F. Leganza Chairman, President and Chief Executive Officer

DATE: November 5, 2009	/s/John L. Sullivan III
John L. Sullivan III Vice President and Chief Financial Officer