Form 10-K
period 2010-01-02
EASTERN CO
filed 2010-03-11
CIK 31107

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended January 2, 2010

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

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Act).

Yes ☐ No ☒

As of July 4, 2009, the last day of registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $86,190,198 (based on the closing sales price of the registrant’s common stock on the last trading date prior to that date). Shares of the registrant’s common stock held by each officer and director and shares held in trust by the pension plans of the Company have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 27, 2010, 6,065,169 shares of the registrant’s common stock, no par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual proxy statement dated March 17, 2010 are incorporated by reference into Part III.

The Eastern Company

Form 10-K

FOR THE FISCAL YEAR ENDED JANUARY 2, 2010

TABLE OF CONTENTS

		Page
	Table of Contents	2.

	Safe Harbor Statement	3.

PART I
Item 1.	Business	4.

Item 1A.	Risk Factors	6.

Item 1B.	Unresolved Staff Comments	10.

Item 2.	Properties	10.

Item 3.	Legal Proceedings	11.

Item 4.	(Removed and Reserved)	11.

PART II
Item 5.	Market for Registrant’s Common Equity, Related
	Stockholder Matters and Issuer Purchases of Equity Securities	12.

Item 6.	Selected Financial Data	14.

Item 7.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	14.

Item 7A.	Quantitative and Qualitative Disclosures
	About Market Risk	26.

Item 8.	Financial Statements and Supplementary Data	28.

Item 9.	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure	56.

Item 9A.	Controls and Procedures	56.

Item 9B.	Other Information	58.

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	58.

Item 11.	Executive Compensation	58.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	59.

Item 13.	Certain Relationships and Related Transactions, and Director
	Independence	59.

Item 14.	Principal Accounting Fees and Services	59.

PART IV
Item 15.	Exhibits, Financial Statement Schedules	59.

	Signatures	62.

	Exhibit Index	63.

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

RECENT DEVELOPMENTS

Effective January 11, 2008 the Company acquired certain assets from Auto-Vehicle Parts Company that included a certain product line owned by one of its divisions, the F.A. Neider  Company (“Neider”).   Neider produces the “footman loop” products, or strap fasteners, which are used to fasten straps, traps, tools, and cargo to a vehicle, container, or trailer. Neider manufactures footman loops used in the following markets: military, aerospace, service body, and trailer. The footman loop product line was integrated into the Company’s Industrial Hardware segment. The cost of the Neider acquisition was $128,325, inclusive of transaction costs. The acquisition was accounted for using the purchase method. The acquired business is included in the consolidated operating results of the Company from the date of acquisition. Neither the actual results nor the pro forma effects of these acquisitions are material to the Company’s financial statements.

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

Rising oil and natural gas prices have resulted in continued demand for coal, which has led to increased demand for our highly engineered proprietary mine roof support products produced by this segment of the Company.

General

Raw materials and outside services were readily available from domestic sources for all of the Company’s segments during 2009 and are expected to be readily available in 2010 and the foreseeable future. The Company also obtains materials from Asian affiliated and nonaffiliated sources. The Company has not experienced any significant problems obtaining material from its Asian sources in 2009 and does not expect any such problems in 2010. In 2008, the Company experienced price increases for zinc, brass and stainless steel, used mainly in the Industrial Hardware and Security Products segments, as well as scrap iron used in the Metal Products segment. These higher prices had a negative impact on gross margin in 2008. The Company experienced fairly stable raw material prices in 2009. The Company expects raw material prices to increase as demand for raw materials increases with improvements in the world economy. These raw material cost increases could negatively impact the Company’s gross margin if raw material prices increase too rapidly for the Company to react or the Company is not able to increase selling prices to its customers to recover these increased costs.

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

Customer lists for all business segments are broad-based geographically and by markets, and sales are generally not highly concentrated by customer. However, due to the military Humvee retro-fit contract, one customer in the Industrial Hardware

Segment accounted for approximately 14% of total sales in 2007. No other customers equaled 10% or more of the Company’s consolidated sales for any year presented.

The dollar amount of the backlog of orders received by the Company is believed to be firm as of the fiscal year end January 2, 2010 at $17,780,000, as compared to $18,936,000 at January 3, 2009. The primary reasons for the decrease from 2008 to 2009 are the timing of orders received from customers and changes in customer ordering habits, such as not issuing blanket purchase orders due to the continuing uncertain economic conditions.

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

Research and development expenditures in 2009 were $1,331,000 and represented approximately 1% of gross revenues. In 2008 and 2007 they were $1,293,000 and $1,439,000, respectively. The research costs are primarily attributable to the Greenwald Industries and Eberhard Mfg. divisions. Greenwald performs ongoing research, in both the mechanical and smart card product lines, which is necessary in order to remain competitive and to continue to provide technologically advanced smart card systems. Eberhard develops new products for the various markets they serve based on changing customer requirements to remain competitive. Other research projects include the development of various locks, and transportation and industrial hardware products.

The Company does not anticipate that compliance with federal, state or local environmental laws or regulations will have a material effect on the Company’s capital expenditures, earnings or competitive position.

The average number of employees in 2009 was 597.

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

During 2010, union contracts covering approximately 18% of the total workforce of the Company will expire. The Company has been successful in negotiating new contracts over the years, but cannot guarantee that will continue. Failure to negotiate new union contracts could result in disruption of production, inability to deliver product or a number of unforeseen circumstances, any of which could have an unfavorable material impact on the Company’s results of operations or financial statements.

Deterioration in the creditworthiness of several major customers could have a material impact on the Company’s business, financial condition or results of operations.

Included as a significant asset on the Company’s balance sheet is accounts receivable from our customers. If several large customers become insolvent or otherwise unable to pay for products, or become unwilling or unable to make payments in a timely manner, it could have an unfavorable material impact on the Company’s results of operations or financial statements. Although the Company is not dependent on any one customer, and the Company does not have any customers exceeding 10% of total accounts receivable, deterioration in several large customers at the same time could have an unfavorable material impact on the Company’s results of operations or financial statements.

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

The Canadian Commercial Vehicles Corporation, a wholly-owned subsidiary in Kelowna, British Columbia, leases 55,415 square feet of building space located in an industrial park. The building is made from brick and concrete, contains approximately 5,400 square feet of office space on two levels and houses a modern paint booth for finishing our products. The building is protected by a F1 rated fire suppression system and alarmed for fire and security. The current lease expires December 31, 2012 and is renewable.

The Eastern Industrial Ltd., a wholly-owned subsidiary in Shanghai, China, leases brick and concrete buildings containing approximately 47,500 square feet, located in both industrial and commercial areas. A five-year lease was signed in 2009, which expires on March 31, 2014.

The Sesamee Mexicana subsidiary moved in November 2009 into a leased facility containing approximately 64,250 square feet located in an industrial park in Lerma, Mexico.  The current lease expires October 15, 2012 and is renewable.  The building is steel framed with concrete block and glass curtain walls.

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

ITEM 4	(REMOVED AND RESERVED)

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the NYSE Amex (formerly the American Stock Exchange) (ticker symbol EML). The approximate number of record holders of the Company common stock on January 2, 2010 was 525.

High and low stock prices and dividends for the last two years were:

	2009			2008
	Market Price				Market Price
Quarter	High	Low	Dividend	Quarter	High	Low	Dividend
First	$12.43	$8.11	$.09	First	$18.55	$14.51	$.08
Second	17.48	10.35	.09	Second	20.00	15.00	.08
Third	18.42	15.30	.09	Third	16.10	13.10	.08
Fourth	17.57	11.14	.09	Fourth	13.40	7.88	.09

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

The following table sets forth information regarding securities authorized for issuance under the Company’s equity compensation plans as of January 2, 2010, including the Company’s 1995 and 2000 plans.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	221,750[1]	$10.58	367,500[2]
Equity compensation plans not approved by security holders	-	-	-
Total	221,750	10.58	367,500

1 Includes options outstanding under the 1995 and 2000 plans.

2 Includes shares available for future issuance under the 2000 plan, which expires July 19, 2010 under the terms of the plan.

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

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c ) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number that May Yet Be Purchased Under the Plans or Programs
October 4 – October 31, 2009	-	-	-	-
November 1 – November 28, 2009	12,422	$15.35	-	-
November 29, 2009 – January 2, 2010	27,638	13.80	-	-
Total	40,060	$14.28	-	-

The Company does not have any share repurchase plans or programs. The figures shown in the table above are for shares delivered to the Company to exercise stock options.

Stock Performance Graph

The following graph sets forth the Company’s cumulative total shareholder return based upon an initial $100 investment made on December 31, 2004 (i.e., stock appreciation plus dividends during the past five fiscal years) compared to the Wilshire 5000 Index and the S&P Industrial Machinery Index.

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

	Dec. 04	Dec. 05	Dec. 06	Dec. 07	Dec. 08	Dec. 09
The Eastern Company	$100	$99	$152	$145	$70	$112
Wilshire 5000	$100	$106	$123	$130	$82	$102
S&P Industrial Machinery	$100	$98	$112	$136	$81	$114

Copyright© 2010 Standard & Poor's, a division of The McGraw-Hill Companies Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm)

ITEM 6	SELECTED FINANCIAL DATA

		2009	2008	2007	2006	2005
	INCOME STATEMENT ITEMS (in thousands)
	Net sales	$ 112,665	$ 135,878	$ 156,281	$ 138,465	$ 109,107
	Cost of products sold	92,031	110,415	120,343	103,882	84,375
	Depreciation and amortization	4,103	4,128	4,370	3,746	3,460
	Interest expense	1,728	1,064	1,289	1,098	1,014
	Income before income taxes	1,902	6,043	14,845	14,846	7,020
	Income taxes	865	1,538	4,765	5,187	2,653
	Net income	1,036	4,505	10,081	9,659	4,367
	Dividends	2,155	1,938	1,802	1,715	1,600

	BALANCE SHEET ITEMS (in thousands)
	Inventories	$ 24,520	$ 30,797	$ 30,491	$ 28,043	$ 20,768
	Working capital	44,280	48,745	47,028	35,546	31,223
	Property, plant and equipment, net	22,974	23,911	25,234	25,816	22,397
	Total assets	100,872	106,017	108,352	103,485	81,622
	Shareholders’ equity	66,597	62,482	70,817	54,391	46,172
	Capital expenditures	2,226	2,331	2,868	6,722	1,750
	Long-term obligations, less current portion	4,286	11,429	14,383	17,507	12,384

	PER SHARE DATA
	Net income per share
	Basic	$ .17	$ .77	$ 1.79	$ 1.76	$ .80
	Diluted	.17	.73	1.68	1.67	.75
	Dividends	.36	.33	.32	.31	.29
	Shareholders’ equity (Basic)	11.13	10.63	12.58	9.94	8.47

Average shares outstanding:	Basic	5,985,640	5,875,140	5,631,073	5,474,137	5,455,073
	Diluted	6,241,780	6,159,563	5,989,754	5,768,108	5,828,837

The information in the table above reflects a 3-for-2 stock split effective October 2006.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

Net sales for 2009 decreased 17% to $112.7 million from $135.9 million in 2008. Net income for 2009 decreased to $1.0 million, or $.17 per diluted share, from $4.5 million, or $.73 per diluted share in 2008. Net sales in the Industrial Hardware and Security Products segments decreased approximately 17% and 24%, respectively, in 2009, primarily resulting from the economic slowdown in the many markets we serve. The Metal Products segment sales were comparable in 2009 and 2008, resulting from continued demand for our mine roof support products.

The following table shows, for the fourth quarter of 2009 and 2008, selected line items from the consolidated statements of income as a percentage of net sales, by segment.

	2009 Fourth Quarter
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	71.6%	74.9%	107.4%	79.2%
Gross margin	28.4%	25.1%	-7.4%	20.8%

Selling and administrative expense	14.9%	18.3%	8.6%	15.0%
Operating profit	13.5%	6.8%	-16.0%	5.8%

	2008 Fourth Quarter
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	72.7%	76.8%	106.1%	80.3%
Gross margin	27.3%	23.2%	-6.1%	19.7%

Selling and administrative expense	14.8%	18.2%	8.9%	14.9%
Operating profit	12.5%	5.0%	-15.0%	4.8%

The following table shows the amount of change from the fourth quarter of 2008 to the fourth quarter of 2009 in sales, cost of products sold, gross margin, selling and administrative expenses and operating profit, by segment (dollars in thousands).

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$(1,706)	$(1,794)	$(796)	$(4,296)
Volume	-20.1%	-18.0%	-16.2%	-18.6%
Prices	1.2%	2.0%	2.6%	1.7%
New Products	7.4%	0.6%	-%	3.6%
	-11.5%	-15.4%	-13.6%	-13.3%

Cost of products sold	$(1,389)	$(1,563)	$(779)	$(3,731)
	-12.9%	-17.4%	-12.5%	-14.4%

Gross margin	$(317)	$(231)	$(17)	$(565)
	-7.9%	-8.5%	-4.7%	-8.9%

Selling and administrative expenses	$(235)	$(314)	$(84)	$(633)
	-10.8%	-14.8%	-16.0%	-13.1%

Operating profit	$(82)	$83	$67	$68
	-4.5%	14.3%	7.6%	4.4%

Net sales in the fourth quarter of 2009 decreased 13% to $28.0 million from $32.3 million a year earlier. Net income for the quarter decreased 65% to $369,000 (or $.06 per diluted share) from $1.1 million (or $.17 per diluted share) a year earlier. The decrease in sales in the fourth quarter from 2008 to 2009 is primarily attributable to the continued economic slowdown in many of the markets served by our Industrial Hardware and Security Products segments and decreases in the contract casting business in the Metal Products segment. The decrease in sales volume of existing products in those segments was partially offset by the introduction of new products and price increases to customers. The decrease in profit in the fourth quarter from 2008 to 2009 is due to the termination of the interest rate swap contract in December 2009, which resulted in a charge to interest expense of $967,350. See Note 5 to the Company’s financial statements included at Item 8 of this Annual Report on Form 10-K.

Gross margin for the fourth quarter of 2009 decreased 8.9% from the fourth quarter of 2008. The decrease is primarily the result of lower sales volume in the 2009 fourth quarter as a result of the continued economic slowdown which affected many of the markets we serve.

Selling and administrative expenses for the fourth quarter of 2009 decreased 13.1% compared to the prior year quarter. The overall decrease was due to lower payroll and payroll related charges, advertising expense, travel expense and reduced sales commissions as a result of lower sales volume.

Authoritative Accounting Guidance

In December 2007, Financial Accounting Standards Board (“FASB”) issued revised authoritative guidance on disclosures related to Business Combinations. This guidance significantly changed the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. It also provided guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company adopted this guidance effective January 4, 2009. Since this guidance was effective prospectively, except for certain retrospective adjustments to deferred tax balances, its adoption had no impact on the consolidated financial statements of the Company.

In December 2007, the FASB issued authoritative guidance which clarified the classification of noncontrolling interests in consolidated balance sheets and reporting transactions between the reporting entity and holders of noncontrolling interests. Under this guidance, noncontrolling interests are considered equity and reported as an element of consolidated equity. Further, net income encompasses all consolidated subsidiaries with disclosure of the attribution of net income between controlling and noncontrolling interests. The Company adopted this guidance effective January 4, 2009. Since this guidance was effective prospectively, its adoption had no impact on the consolidated financial statements of the Company.

In March 2008, the FASB issued authoritative guidance relating to disclosures about derivative instruments and hedging activities which expanded the disclosure requirements about an entity’s derivative instruments and hedging activities. The guidance expanded the disclosure provisions to apply to all entities with derivative instruments. The provisions also apply to related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments must provide more robust qualitative disclosures and expanded quantitative disclosures. Such disclosures generally will need to be presented for every annual and interim reporting period. The Company adopted this guidance effective January 4, 2009. Since this guidance required additional disclosure only, its adoption had no material impact on the consolidated financial statements of the Company.

In April 2008, the FASB issued authoritative guidance relating to the determination of the useful life of intangible assets. This guidance amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this guidance was to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset in other applicable accounting literature. The Company adopted this guidance effective January 4, 2009. Since this guidance must be applied prospectively, its adoption had no impact on the consolidated financial statements of the Company.

In December 2008, the FASB issued authoritative guidance on employer’s disclosures about postretirement benefit plan assets, which requires additional disclosures for assets held by employer pension and other postretirement benefit plans. The required disclosures include information about fair value measurements of plan assets, including the investment policies and strategies for the major categories of plan assets, and significant concentrations of risk within plan assets. This guidance was effective for fiscal years ending after December 15, 2009. Since this guidance provides only disclosure requirements, it did not have a material impact on the consolidated financial statements of the Company.

In May 2009, the FASB issued authoritative guidance on subsequent events, which introduces the concept of financial statements being available to be issued. This guidance will require the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date (that is, whether that date represents the date the financial statements were issued or were available to be issued). For SEC registrants, this date will continue to be the date on which financial statements are filed with the SEC. This guidance was effective for fiscal years and interim periods beginning after June 15, 2009. The adoption of this new guidance had no impact on the consolidated financial statements of the Company. In February 2010, this guidance was effectively reversed for SEC filers because of a potential conflict between the guidance and SEC requirements.

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

In June 2009, the FASB issued The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (“the Codification”). The Codification is the source for authoritative U.S. Generally Accepted Accounting Principles recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the SEC under the authority of the federal securities laws are also sources of authoritative GAAP for SEC registrants. All other non-grandfathered non-SEC accounting literature not included in the Codification is non-authoritative. The Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the Codification had no impact on the consolidated financial statements of the Company.

In August 2009, the FASB issued new accounting guidance to provide clarification on measuring liabilities at fair value when the quoted price in an active market for an identical liability is not available. The new guidance was effective for the first reporting period beginning after August 28, 2009. The adoption of this guidance had no impact on the consolidated financial statements of the Company.

In January 2010, the FASB issued new accounting guidance which requires new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring presentation on a gross basis of information about purchases, sales, issuances and settlements in Level 3 fair value measurements. The guidance also clarifies existing disclosures regarding level of disaggregation, inputs and valuation techniques. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009. Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010. As this guidance requires only additional disclosure, there should be no impact on the consolidated financial statements of the Company upon adoption.

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

The discount rate used is based on a single equivalent discount rate derived with the assistance of our actuaries by matching expected future benefit payments in each year to the corresponding spot rates from the Citigroup Pension Liability Yield Curve, comprised of high quality (rated AA or better) corporate bonds. The expected long-term rate of return on assets is also developed with input from the Company’s actuarial firms. We consider the Company’s historical experience with pension fund asset performance, the current and expected allocation of our plan assets, and expected long-term rates of return. The long-term rate-of-return assumption used for determining net periodic pension expense for 2009 was 8.5%. The Company reviews the long-term rate of return each year. Future actual pension income and expense will depend on future investment performance, changes in future discount rates, and various other factors related to the population of participants in the Company’s pension plans.

The Company expects to make cash contributions of approximately $2.5 million and $141,000 to its pension plans and postretirement plan, respectively, in 2010.

RESULTS OF OPERATIONS

Fiscal 2009 Compared to Fiscal 2008

The following table shows, for 2009 and 2008, selected line items from the consolidated statements of income as a percentage of net sales, by segment.

	Industrial	Security	Metal
	Hardware	Products	Products	Total
	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	75.6%	78.2%	103.7%	81.7%
Gross margin	24.4%	21.8%	-3.7%	18.3%

Selling and administrative expense	15.2%	18.1%	8.8%	15.1%
Operating profit	9.2%	3.7%	-12.5%	3.2%

	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	77.8%	77.0%	102.7%	81.3%
Gross margin	22.2%	23.0%	-2.7%	18.7%

Selling and administrative expense	13.5%	15.7%	8.1%	13.5%
Operating profit	8.7%	7.3%	-10.8%	5.2%

The following table shows the amount of change from 2008 to 2009 in sales, cost of products sold, gross margin, selling and administrative expenses, and operating profit, by segment (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$(10,086)	$(13,186)	$59	$(23,213)
Volume	-29.8%	-29.4%	-4.9%	-25.9%
Prices	0.9%	4.8%	2.9%	2.8%
New Products	12.1%	0.7%	2.3%	6.0%
	-16.8%	-23.9%	0.3%	-17.1%

Cost of products sold	$(8,979)	$(9,661)	$256	$(18,384)
	-19.2%	-22.7%	1.2%	-16.7%

Gross margin	$(1,107)	$(3,525)	$(197)	$(4,829)
	-8.3%	-27.8%	-34.6%	-19.0%

Selling and administrative expenses	$(488)	$(1,033)	$144	$(1,377)
	-6.0%	-11.9%	8.6%	-7.5%

Operating profit	$(619)	$(2,492)	$(341)	$(3,452)
	-11.8%	-61.8%	-15.2%	-49.1%

Industrial Hardware Segment

Net sales in the Industrial Hardware segment decreased 17% in 2009 from the 2008 level. This decrease was primarily due to reduced sales of existing products to the vehicular markets in 2009 compared to the prior year, while smaller declines were experienced in many of the other markets that use our Industrial Hardware products. New product introductions offset part of the decrease in sales for this segment. All of the new products were internally developed and offered to the many markets we service, including: military, utility truck, vehicular accessories and buses. New products included a lever arm assembly for service bodies, a variety of lightweight composite panels for the marine, transportation, high tech and construction markets, including in the construction of local delivery vans in Mexico where the lighter weight of the vehicles reduces fuel consumption, several new products for the military market including a roof center case assembly, a turret latch and a variety of handles, as well as an assortment of handles and latches used in many of the markets to which we sell.

Cost of products sold for the Industrial Hardware segment decreased 19% from 2008 to 2009. The primary reason for this decrease was the lower sales volume in 2009 and lower payroll and payroll related charges compared to the prior year.

Gross margin as a percentage of net sales improved from 22% in 2008 to 25% in 2009. The improvement in gross margin was primarily the result of lower raw material costs in 2009 compared to the higher raw material costs in 2008 that the Company was unable to recover from its customers.

Selling and administrative expenses decreased 6% from 2008 levels due to decreases in payroll and payroll related charges and lower expenditures for travel.

Security Products Segment

Net sales in the Security Products segment decreased 24% from 2008 to 2009. The primary reason for the decrease was a decrease in sales volume resulting from the continued economic slowdown in many of the markets served by the Security Products segment, including the travel, coin-op and commercial laundry markets. New products were mainly lock related, such as: a double bitted non-reversible cam lock for the enclosure market and various parts used in the musical instrument accessory market, as well as a variety of other lock products for various markets.

Cost of products sold for the Security Products segment decreased 23% from 2008 to 2009. The decrease in cost of products sold was directly proportionate to the decrease in sales.

Gross margin for 2009 at 22% was comparable to the 2008 level of 23% as a percentage of net sales for the Security Products segment.

Selling and administrative expenses decreased 12% from the same period a year ago due to a reduction in payroll and payroll related charges and decreased expenses for advertising and sales commissions.

Metal Products Segment

Net sales in the Metal Products segment were comparable for 2009 and 2008. Sales of mine products increased 14% in 2009 compared to 2008. Sales of contract casting products decreased 35% from 2008 levels. In 2009, sales of mine roof supports increased in the U.S. markets, continuing the growth experienced in 2007 and 2008. Sales of new products in 2009 consisted of a crater head for use in underground mining applications.

Cost of products sold for the Metal Products segment increased 1% from 2008 to 2009. Cost increases were experienced for raw materials, outside parts and processing, and worker’s compensation insurance.

Gross margin as a percentage of sales in the Metal Products segment decreased slightly from -3% in 2008 to -4% in 2009. The negative results were primarily caused by excessive scrap and down time due to equipment failures. These operational issues are being addressed through a $2.5 million capital expenditure program in 2010.

Selling and administrative expenses in the Metal Products segment increased 9% from 2008 to 2009, due to increased payroll and payroll related charges.

Other Items

The following table shows the amount of change from 2008 to 2009 in other items (dollars in thousands):

Total
Interest expense	$664
62.5%

Other income	$(25)
-33.3%

Income taxes	$(673)
-43.8%

Interest expense increased from 2008 to 2009 primarily due to the termination of the interest rate swap contract in December 2009. The increase was partially offset by lower interest paid throughout 2009 on the decreased level of debt compared to the prior year.

Other income decreased from 2008 to 2009 due to lower interest income earned on cash balances in the Company’s cash management program in 2009.

Income taxes – the effective tax rate increased in 2009 to 45% from the 25% rate in 2008. The increase is primarily the result of a discrete tax item and a change in the mix of U.S and foreign income, as well as a change in the mix of U.S. earnings in states with lower income tax rates.

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

Other income decreased from 2007 to 2008 due to lower interest income earned on cash balances in the Company’s cash management program in 2008.

Income taxes – the effective tax rate decreased in 2008 to 25% from the 32% rate in 2007. The decrease is the result of a change in the mix of U.S and foreign income, as well as a change in the mix of U.S. earnings in states with lower income tax rates.

Liquidity and Sources of Capital

The Company’s financial position remained strong throughout 2009, despite a loss in the first quarter that caused the Company to fail its fixed coverage ratio covenant for the first, second and third quarters. The primary source of the Company’s cash is earnings from operating activities adjusted for cash generated from or used for net working capital. The most significant recurring non-cash items included in income are depreciation and amortization expense. Changes in working capital fluctuate with the changes in operating activities. As sales increase, there generally is an increased need for working capital. Since increases in working capital reduce the Company’s cash, management attempts to keep the Company’s investment in net working capital at a reasonable level by closely monitoring inventory levels (by matching production to expected market demand), keeping tight control over the collection of receivables, and optimizing payment terms on its trade and other payables.

The Company is dependent on the continued demand for its products and subsequent collection of accounts receivable from its customers. The Company serves a broad base of customers and industries with a variety of products. As a result, any fluctuations in demand or payment from a particular industry or customer will not have a material impact on the Company’s sales and collection of receivables. Management expects that the Company’s foreseeable cash needs for operations, capital expenditures, debt service and dividend payments will continue to be met by the Company’s operating cash flows and available credit facility.

	2009	2008	2007
Current ratio	3.9	4.8	3.9
Average days’ sales in accounts receivable	51	52	52
Inventory turnover	3.8	3.6	3.9
Ratio of working capital to sales	39.3%	35.9%	30.1%
Total debt to shareholders’ equity	17.2%	21.9%	24.7%

At January 2, 2010, January 3, 2009, and December 29, 2007, the Company had cash and cash equivalents of $16.7 million, $9.0 million and $8.2 million, respectively, and working capital of $44.3 million, $48.7 million and $47.0 million, respectively.

Net cash provided by operating activities was $13.3 million in 2009 compared to $7.6 million in 2008 and $8.8 million in 2007. The $5.7 million increase in 2009 is the result of improvements in working capital during the year offset by the lower profitability. The $1.2 million decrease from 2007 to 2008 was primarily related to the decline in profitability and changes in working capital. During 2009, working capital provided $7.6 million in cash, most related to a $6.7 million decline in inventory during the period. During 2008, working capital used $1.4 million in cash. In 2008, a $1.6 million decline in accounts receivable was offset by a $1.1 million increase in inventory and a $1.9 decrease in accounts payable, accrued compensation and other accrued expenses. During 2007, working capital used $5.5 million in cash. In 2007, changes in inventory, recoverable taxes, accounts payable and other accrued expenses accounted for $13.3 million of cash usage, while changes in accounts receivable and other long term liabilities provided $7.7 million in cash.

During 2009, 2008 and 2007 the Company used $2.2, $2.4 and $2.8 million of cash in investing activities, respectively. The entire amount in 2009 was for the purchase of fixed assets. In 2008, the Company made one small acquisition using approximately $128,000. The balance for 2008 and for 2007 related primarily to the purchase of fixed assets. The Company expects to begin a major equipment upgrade in the Metal Products Group during 2010 and as a result we expect capital expenditures for 2010 to be approximately $4 million to $5 million.

Net cash used by financing activities in 2009 totaled $3.4 million. This consisted of the payment of $2.2 million in dividends and $2.2 million of long-term debt. These amounts were offset by the receipt of approximately $1 million related to the exercise of stock options during the year ($1.6 million from the sales of common stock, $200,000 in tax benefits related to the options, and the purchase of approximately $800,000 in treasury shares). In 2009, 153,421 shares were issued as a result of options being exercised at an average price of approximately $10.32 per share, and 55,881 shares were purchased for the treasury at an average price of $14.27 per share. While there is no assurance that the Company will receive additional funds resulting from the exercise of options in 2010, options representing an additional 113,750 shares at an average price of $9.50 per share are due to expire during 2010 if they are not exercised. Net cash used by financing activities totaled $4.2 million in 2008, including $3.8 million paid to reduce the Company’s debt, and $1.9 million paid out as dividends during the year. The Company also received approximately $1.6 million net related to the exercise of stock options during the year ($1.9 million from the sales of common stock, $400,000 in tax benefits related to the options, and the purchase of approximately $600,000 in treasury shares). In 2008, 196,606 shares were issued as a result of options being exercised at an average price of approximately $9.47 per share and 42,955 shares were purchased for the treasury at an average price of $14.21 per share. Net cash used by financing activities in 2007 totaled approximately $1.1 million. Payments of $3.1 million in debt and $1.8 million in dividends were offset by $2.6 million received from the exercise of stock options and an additional $1.6 million related to tax benefits derived from these same stock option transactions. In 2007, 339,749 shares were issued as a result of options being exercised at an average price of approximately $7.54 per share.

The Company leases certain equipment and buildings under cancelable and non-cancelable operating leases expiring at various dates up to five years. Rent expense amounted to approximately $759,000, $908,000 and $882,000 in 2009, 2008 and 2007, respectively.

On September 22, 2006 the Company signed an unsecured loan agreement (“Loan Agreement”), which included a $20,000,000 term loan and a revolving line of credit, with its lender, Bank of America, N.A. The term portion of the loan required quarterly payments of $714,286 for a period of seven (7) years, maturing on September 22, 2013. Prior to April 21, 2009, the revolving credit portion allowed the Company to borrow up to $12,000,000 with a maturity date of September 22, 2009. The revolving credit portion had a variable quarterly commitment fee ranging from 0.10% to 0.25% based on operating results. Effective April 21, 2009, the Company agreed to a reduction in the amount available on the revolving credit portion to $3,000,000. Effective June 19, 2009, the quarterly commitment fee was fixed at 0.5%. There were no outstanding balances under the revolving credit portion at January 2, 2010 or January 3, 2009.

The interest rates on the term and the revolving credit portions of the Loan Agreement vary. Prior to June 19, 2009, the interest rates varied based on the LIBOR rate plus a margin spread of 1.0% to 1.65% for the term portion and 1.0% to 1.6% for the revolving credit portion. The margin rate spread was based on operating results calculated on a rolling-four-quarter basis. Effective June 19, 2009, the margin spread was fixed at a rate of 2.25%. The Company may also borrow funds at the lender’s prime rate. On January 2, 2010, the interest rate on the term portion of the Loan Agreement was approximately 2.54%.

On November 13, 2009, the Company amended its Loan Agreement with Bank of America, N.A. The amendment extended the term of the revolving credit portion of the Loan Agreement to May 31, 2010 and permanently reduced the amount available to borrow to $3,000,000. In addition, the margin rate spread was fixed at two and one quarter percent (2.25%); the unused line fee was increased to one half of one percent (0.50%); and the fixed coverage ratio covenant was modified such that it will be calculated on a fiscal year to date basis (instead of a rolling four quarter basis) commencing with the second quarter of fiscal 2009, provided that if the Company fails to comply with such fixed coverage ratio covenant for any quarter, then such ratio will be re-calculated to add back the amount of permitted dividends declared and actually paid during the period to meet the required 1.1 to 1.0 ratio, so long as the payment of such dividends does not result in the amount of consolidated cash to be below $10,000,000 on the date of determination. The testing period will return to a rolling 4 quarter period effective with the end of the first quarter of 2010. The amendment also required the Company to secure all of the present and future indebtedness of the Company and its subsidiaries with a continuing first priority security interest in all present and future assets of the Company and its consolidated subsidiaries.

On November 2, 2006, the Company entered into an interest rate swap contract with the lender with an original notional amount of $20,000,000, which was equal to 100% of the outstanding balance of the term loan on that date. The notional amount began decreasing on a quarterly basis on January 2, 2007 following the principal repayment schedule of the term loan. The Company has a fixed interest rate of 5.25% on the swap contract and paid the difference between the fixed rate and LIBOR when LIBOR was below 5.25% and received interest when the LIBOR rate exceeded 5.25%. This remained in effect until December 22, 2009 when the Company terminated the interest rate swap contract at a cost of $967,350, which was accounted for as a charge to interest expense. After terminating the contract, the Company commenced a refinancing plan of the Company’s outstanding debt.

Subsequent to January 2, 2010, the Company completed the refinancing of all of its debt. On January 29, 2010, the Company signed a new secured Loan Agreement (the “New Loan Agreement”) with People’s United Bank (“People’s”) which included a $5,000,000 term portion and a $10,000,000 revolving credit portion. The term portion of the loan requires quarterly payments of $178,571 for a period of seven (7) years, maturing on January 31, 2017. The revolving credit portion has a quarterly commitment fee of one quarter of one percent (0.25%). The proceeds of the term portion along with the Company’s available cash were used to retire the remaining portion of the debt with Bank of America, N.A., which on January 29, 2010 totaled $10,714,286.

Interest on the term portion of the New Loan Agreement is fixed at 4.98%. The interest rate on the revolving credit portion of the New Loan Agreement varies based on the LIBOR rate or People’s Prime rate plus a margin spread of 2.25%, with a floor rate of 4.0%.

The Company’s loan covenants restrict it from incurring any indebtedness (from any person other than the lender) that exceeds the aggregate sum of $2.0 million, or that exceeds $1.0 million in any single transaction, without the express consent of the lender or until the full payment of the current obligation has been made. The loan covenants also prohibit the Company from paying any dividends in the event the payment would result in a default under the terms of the Loan Agreement.

Tabular Disclosure of Contractual Obligations

The Company’s known contractual obligations as of January 2, 2010, are shown below (in thousands):

	Payment due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$11,429	$7,143	$1,429	$1,607	$1,250
Estimated interest on long-term debt	915	181	388	264	82
Operating lease obligations	1,788	592	1,070	126	--
Estimated contributions to pension plans	12,144	328	3,971	3,971	3,874
Estimated post retirement benefits other than pensions	1,341	141	298	329	573
Total	$27,617	$8,385	$7,156	$6,297	$5,779

The Company paid approximately $5.7 million of the $7.1 million of long-term debt obligations due in less than one year, shown in the table above, in connection with the refinancing of the Company’s debt on January 29, 2010.

The amounts shown in the above table for estimated contributions to pension plans and estimated postretirement benefits other than pensions are based on the assumptions in Note 10 to the consolidated financial statements, as well as the assumption that participant counts will remain stable.

The Company does not have any non-cancelable open purchase orders.

During the fourth quarter of Fiscal 2008 a change in the general economy caused a significant tightening of credit by financial institutions. During Fiscal 2009, the Company increased its cash position by approximately $7.8 million. While the Company used approximately $5.7 million of this in January 2010 in order to refinance its outstanding debt, the Company believes it has sufficient cash on hand and credit resources available to it to sustain itself though these difficult economic times.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s foreign manufacturing facilities account for approximately 12% of total sales and 15% of total assets. Its U.S. operations buy from and sell to these foreign affiliates, and also make limited sales (approximately 11% of total sales) to nonaffiliated foreign customers. This trade activity could be affected by fluctuations in foreign currency exchange or by weak economic conditions. The Company’s currency exposure is concentrated in the Canadian dollar, Mexican peso, New Taiwan dollar, Chinese RMB and Hong Kong dollar. Because of the Company’s limited exposure to any single foreign market, any exchange gains or losses have not been material and are not expected to be material in the future. Had the exchange rate as of January 2, 2010 for all of the listed currencies changed by 1%, the total change in reported earnings would have been less than $5,000. As a result, the Company does not attempt to mitigate its foreign currency exposure through the acquisition of any speculative or leveraged financial instruments. In 2009, a 10% increase/decrease in exchange rates would have resulted in a translation increase/decrease to sales of approximately $1.2 million, and to equity of approximately $2.5 million.

On January 29, 2010, subsequent to the date of the financial statements included in Item 8 of this Form 10-K and prior to filing this Form 10-K, the Company eliminated its interest rate risk by refinancing its long-term debt at a fixed rate of 4.98%. See Note 5 to the Company’s financial statements included at Item 8 of this Annual Report on Form 10-K.

[This page intentionally left blank.]

ITEM 8        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Eastern Company

Consolidated Balance Sheets

	January 2	January 3
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$16,746,673	$8,967,625
Accounts receivable, less allowances of $392,000 in 2009 and $328,000 in 2008	15,326,416	17,021,774

Inventories:
Raw materials and component parts	7,837,854	7,719,540
Work in process	4,367,851	6,448,593
Finished goods	12,314,584	16,628,746
	24,520,289	30,796,879

Prepaid expenses and other assets	2,037,745	2,366,634
Recoverable income taxes receivable	—	1,313,628
Deferred income taxes	1,129,898	1,225,723
Total Current Assets	59,761,021	61,692,263

Property, Plant and Equipment
Land	1,134,743	1,102,385
Buildings	13,790,853	13,751,059
Machinery and equipment	35,413,406	33,574,613
Accumulated depreciation	(27,365,369)	(24,517,348)
	22,973,633	23,910,709

Other Assets
Goodwill	13,869,005	13,700,356
Trademarks	151,341	143,818
Patents, technology and other intangibles net of accumulated amortization	2,796,698	3,415,012
Deferred income taxes	1,283,323	3,154,810
Prepaid pension cost	36,838	—
	18,137,205	20,413,996
	$100,871,859	$106,016,968

Consolidated Balance Sheets

	January 2	January 3
	2010	2009
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$5,335,317	$7,081,303
Accrued compensation	1,811,236	1,919,322
Other accrued expenses	1,191,360	1,706,681
Current portion of long-term debt	7,142,858	2,240,202
Total Current Liabilities	15,480,771	12,947,508

Other long-term liabilities	1,077,247	1,614,833
Long-term debt, less current portion	4,285,713	11,428,571
Accrued postretirement benefits	1,341,498	1,062,719
Accrued pension cost	12,089,326	15,311,924
Interest rate swap obligation	—	1,169,848

Commitments and contingencies (See Note 4)

Shareholders’ Equity
Voting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Nonvoting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Common Stock, no par value:
Authorized: 50,000,000 shares
Issued: 8,709,384 shares in 2009 and 8,553,353 shares in 2008	26,236,477	24,418,916
Treasury Stock: 2,644,215 shares in 2009 and 2,588,334 shares in 2008	(18,375,416)	(17,578,088)
Retained earnings	67,558,201	68,676,943

Accumulated other comprehensive income (loss):
Foreign currency translation	1,696,013	664,990
Unrecognized net pension and postretirement benefit costs, net of taxes	(10,517,971)	(12,944,539)
Derivative financial instruments, net of taxes	—	(756,657)
	(8,821,958)	(13,036,206)
Total Shareholders’ Equity	66,597,304	62,481,565
	$100,871,859	$106,016,968

See accompanying notes.

Consolidated Statements of Income

		Year ended
	January 2	January 3	December 29
	2010	2009	2007
Net sales	$112,665,464	$135,878,490	$156,281,083
Cost of products sold	(92,031,078)	(110,415,392)	(120,343,196)
Gross margin	20,634,386	25,463,098	35,937,887

Selling and administrative expenses	(17,055,610)	(18,432,700)	(20,008,851)
Operating profit	3,578,776	7,030,398	15,929,036

Interest expense	(1,727,980)	(1,063,607)	(1,288,952)
Other income	50,733	76,057	205,379
Income before income taxes	1,901,529	6,042,848	14,845,463

Income taxes	865,122	1,538,225	4,764,770
Net income	$1,036,407	$4,504,623	$10,080,693
Earnings per Share:
Basic	$0.17	$0.77	$1.79

Diluted	$0.17	$0.73	$1.68

See accompanying notes.

Consolidated Statements of Comprehensive Income (Loss)

		Year ended
	January 2	January 3	December 29
	2010	2009	2007
Net income	$1,036,407	$4,504,623	$10,080,693
Other comprehensive income/(loss) -
Change in foreign currency translation	1,031,023	(1,735,278)	1,643,816
Change in fair value of derivative financial instruments, net of income tax (expense)/benefit of ($72,200) in 2009, $204,866 in 2008 and $158,343 in 2007	130,298	(387,041)	(281,185)
Reclassification adjustment for termination of derivative financial instrument, net of income tax expense of $340,991	626,359	—	—
Change in pension and postretirement benefit costs, net of income taxes (expense)/benefit of ($1,341,658) in 2009, $5,581,644 in 2008 and ($1,808,898) in 2007	2,426,568	(10,306,221)	3,193,078
	4,214,248	(12,428,540)	4,555,709
Comprehensive income/(loss)	$5,250,655	$(7,923,917)	$14,636,402

See accompanying notes.

Consolidated Statements of Shareholders’ Equity

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity

Balances at December 30, 2006	8,012,550	$17,974,115	(2,533,089)	$(16,655,041)	$58,279,371	$(5,207,240)	$54,391,205
Net income					10,080,693		10,080,693
Cash dividends declared, $.32 per share					(1,801,570)		(1,801,570)
Currency translation adjustment						1,643,816	1,643,816
Change in pension and postretirement benefit costs, net of tax						3,193,078	3,193,078
Change in derivative financial instrument, net of tax						(281,185)	(281,185)
Change in accounting for uncertain tax positions					(295,928)		(295,928)
Purchase of Common Stock for treasury			(12,290)	(312,521)			(312,521)
Issuance of Common Stock upon the exercise of stock options	339,749	2,562,997					2,562,997
Tax benefit from exercise of non-qualified stock options and disqualifying dispositions of incentive stock options		1,575,500					1,575,500
Cash payment for fractional shares resulting from exercise of stock options		(20)					(20)
Issuance of Common Stock for directors’ fees	2,679	61,203					61,203
Balances at December 29, 2007	8,354,978	22,173,795	(2,545,379)	(16,967,562)	66,262,566	(651,531)	70,817,268
Net income					4,504,623		4,504,623
Cash dividends declared, $.33 per share					(1,938,172)		(1,938,172)
Currency translation adjustment						(1,735,278)	(1,735,278)
Change in pension and postretirement benefit costs, net of tax						(10,306,221)	(10,306,221)
Change in derivative financial instrument, net of tax						(387,041)	(387,041)
Effects of changing pension plan measurement date pursuant to ASC 715, net of tax					(152,074)	43,865	(108,209)

Consolidated Statements of Shareholders’ Equity (continued)

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity

Purchase of Common Stock for treasury			(42,955)	(610,526)			(610,526)
Issuance of Common Stock upon the exercise of stock options	196,606	1,861,486					1,861,486
Tax benefit from exercise of non-qualified stock options and disqualifying dispositions of incentive stock options		355,799					355,799
Cash payment for fractional shares resulting from exercise of stock options		(4)					(4)
Issuance of Common Stock for directors’ fees	1,769	27,840					27,840
Balances at January 3, 2009	8,553,353	24,418,916	(2,588,334)	(17,578,088)	68,676,943	(13,036,206)	62,481,565
Net income					1,036,407		1,036,407
Cash dividends declared, $.36 per share					(2,155,149)		(2,155,149)
Currency translation adjustment						1,031,023	1,031,023
Change in pension and postretirement benefit costs, net of tax						2,426,568	2,426,568
Change in derivative financial instrument, net of tax						130,298	130,298
Termination of derivative financial instrument, net of tax						626,359	626,359
Purchase of Common Stock for treasury			(55,881)	(797,328)			(797,328)
Issuance of Common Stock upon the exercise of stock options	153,421	1,584,042					1,584,042
Tax benefit from exercise of non-qualified stock options and disqualifying dispositions of incentive stock options		202,767					202,767
Issuance of Common Stock for directors’ fees	2,610	30,752					30,752
Balances at January 2, 2010	8,709,384	$26,236,477	(2,644,215)	$(18,375,416)	$67,558,201	$(8,821,958)	$66,597,304

See accompanying notes.

Consolidated Statements of Cash Flows

		Year ended
	January 2	January 3	December 29
	2010	2009	2007
Operating Activities
Net income	$1,036,407	$4,504,623	$10,080,693
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,103,317	4,128,312	4,369,998
Loss on sale of equipment and other assets	5,644	7,003	65,182
Provision for doubtful accounts	320,716	132,988	45,740
Deferred income taxes	235,788	286,046	(404,618)
Issuance of Common Stock for directors’ fees	30,752	27,840	61,203
Changes in operating assets and liabilities:
Accounts receivable	1,573,393	1,467,368	6,133,976
Inventories	6,671,197	(1,099,265)	(1,923,947)
Prepaid expenses and other	361,028	272,933	(462,604)
Prepaid pension cost	791,059	(130,905)	(684,514)
Recoverable taxes receivable	1,313,628	100,288	(1,411,477)
Other assets	(15,847)	(111,295)	(229,858)
Accounts payable	(1,858,201)	(911,386)	(5,190,868)
Accrued compensation	(127,707)	(634,707)	(549,639)
Other accrued expenses	(1,097,616)	(426,618)	(1,139,189)
Net cash provided by operating activities	13,343,558	7,613,225	8,760,078

Investing Activities
Purchases of property, plant and equipment	(2,226,025)	(2,331,341)	(2,867,829)
Proceeds from sale of equipment and other assets	—	13,246	25,120
Business acquisitions	—	(128,325)	—
Net cash used in investing activities	(2,226,025)	(2,446,420)	(2,842,709)

Financing Activities
Principal payments on long-term debt	(2,240,202)	(3,838,029)	(3,111,907)
Proceeds from sales of Common Stock	1,584,042	1,861,486	2,562,997
Tax benefit from disqualifying disposition of incentive stock options and exercise of non-qualified stock options	202,767	355,799	1,575,500
Purchases of Common Stock for treasury	(797,328)	(610,526)	(312,521)
Cash payment for fractional shares resulting from exercise of stock options	—	(4)	(20)
Dividends paid	(2,155,149)	(1,938,172)	(1,801,570)
Net cash used in financing activities	(3,405,870)	(4,169,446)	(1,087,521)
Effect of exchange rate changes on cash	67,385	(239,456)	278,416
Net change in cash and cash equivalents	7,779,048	757,903	5,108,264

Cash and cash equivalents at beginning of year	8,967,625	8,209,722	3,101,458
Cash and cash equivalents at end of year	$16,746,673	$8,967,625	$8,209,722

See accompanying notes.

The Eastern Company

Notes to Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS

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

On August 13, 2008, the Company entered into a joint venture agreement to further develop existing technology for use in the Security Products segment.  The joint venture is currently not material to the consolidated financial statements of the Company.  The Company's 80% ownership of this joint venture has been consolidated into its financial statements with the remaining 20% ownership accounted for as a minority interest therein, and included in other accrued expenses.

Sales are made to customers primarily in North America.

The consolidated balance sheets reflect the reclassification of debt per the refinancing which occurred in January 2010. See Note 5 Debt.

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

Fiscal Year

The Company’s year ends on the Saturday nearest to December 31. Fiscal 2009 and 2007 were 52 weeks, 2008 was a 53 week year.

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

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

2. ACCOUNTING POLICIES (continued)

Foreign Currency Translation

For foreign operations, balance sheet accounts are translated at the current year-end exchange rate; income statement accounts are translated at the average exchange rate for the year. Resulting translation adjustments are made directly to a separate component of shareholders’ equity – “Accumulated other comprehensive income (loss) – Foreign currency translation”. Foreign currency exchange transaction gains and losses are not material in any year.

Recognition of Revenue and Accounts Receivable

Revenue and accounts receivable are recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred, and there is a reasonable assurance of collection of the sales proceeds. The Company obtains written purchase authorizations from its customers for a specified amount of product at a specified price and delivery occurs at the time of shipment. Credit is extended based on an evaluation of each customer’s financial condition; collateral is not required. Accounts receivable are recorded net of applicable allowances. No customers exceeded 10% of total accounts receivable at year end 2009 or 2008.

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

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method in the U.S. ($17,924,698 for U.S. inventories at January 2, 2010) and by the first-in, first-out (FIFO) method for inventories outside the U.S. ($6,595,591 for inventories outside the U.S. at January 2, 2010). Current cost exceeds the LIFO carrying value by approximately $4,725,000 at January 2, 2010 and $6,212,000 at January 3, 2009. There was no material LIFO quantity liquidation in 2009, 2008 or 2007.

Property, Plant and Equipment and Related Depreciation

Property, plant and equipment (including equipment under capital lease) are stated at cost. Depreciation ($3,387,575 in 2009, $3,410,538 in 2008 and $3,770,280 in 2007) is computed generally using the straight-line method based on the following estimated useful lives of the assets: Buildings 10 to 39.5 years; Machinery and equipment 3 to 10 years.

Goodwill, Intangibles and Impairment of Long-Lived Assets

Patents are recorded at cost and are amortized using the straight-line method over the lives of the patents. Technology and licenses are recorded at cost and are generally amortized on a straight-line basis over periods ranging from 5 to 17 years. Non-compete agreements and customer relationships are being amortized using the straight-line method over a period of 5 years. Amortization expense in 2009, 2008 and 2007 was $715,742, $717,774 and $599,718, respectively. Total amortization expense for each of the next five years is estimated to be as follows: 2010 - $648,000; 2011 - $547,000; 2012 - $235,000; 2013 - $220,000; and 2014 - $220,000. Trademarks are not amortized as their lives are deemed to be indefinite.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

2. ACCOUNTING POLICIES (continued)

The gross carrying amount and accumulated amortization of amortizable intangible assets:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total	Weighted-Average Amortization Period (Years)
2009 Gross Amount:
Patents and developed technology	$2,662,125	$995,778	$45,679	$3,703,582	16.0
Customer relationships	45,825	1,921,811	—	1,967,636	5.0
Non-compete agreements	30,000	90,735	—	120,735	5.0
Other	—	128,941	—	128,941	1.0
Total Gross Intangibles	$2,737,950	$3,137,265	$45,679	$5,920,894	11.6

2009 Accumulated Amortization:
Patents and developed technology	$1,262,599	$342,109	$41,996	$1,646,704
Customer relationships	18,330	1,246,219	—	1,264,549
Non-compete agreements	12,000	75,943	—	87,943
Other	—	125,000	—	125,000
Total Gross Amortization	$1,292,929	$1,789,271	$41,996	$3,124,196

Net 2009 per Balance Sheet	$1,445,021	$1,347,994	$3,683	$2,796,698

2008 Gross Amount:
Patents and developed technology	$2,508,494	$1,039,925	$60,354	$3,608,773	15.8
Customer relationships	45,825	1,921,811	—	1,967,636	5.0
Non-compete agreements	30,000	90,735	—	120,735	5.0
Other	—	128,941	—	128,941	1.0
Total Gross Intangibles	$2,584,319	$3,181,412	$60,354	$5,826,085	11.3

2008 Accumulated Amortization:
Patents and developed technology	$1,098,787	$258,295	$53,680	$1,410,762
Customer relationships	9,165	861,857	—	871,022
Non-compete agreements	6,000	67,733	—	73,733
Other	—	55,556	—	55,556
Total Gross Amortization	$1,113,952	$1,243,441	$53,680	$2,411,073

Net 2008 per Balance Sheet	$1,470,367	$1,937,971	$6,674	$3,415,012

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

The Eastern Company

Notes to Consolidated Financial Statements (continued)

2. ACCOUNTING POLICIES (continued)

The Company evaluates the carrying amount of goodwill and trademarks on our balance sheets for possible impairment annually during the second quarter of each year. Goodwill or trademarks would be considered impaired whenever our historical carrying amount exceeds the fair value. Goodwill and trademarks were not impaired in 2009, 2008 or 2007. Should we reach a different conclusion in the future, additional work would be performed to determine the amount of the non-cash impairment charge to be recognized. The maximum future impairment of goodwill or trademarks that could occur is the amount recognized on our balance sheet.

The following is a roll-forward of goodwill for 2009 and 2008:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total
2009
Beginning balance	$1,866,540	$11,833,816	$—	$13,700,356
Foreign exchange	168,649	—	—	168,649
Ending balance	$2,035,189	$11,833,816	$—	$13,869,005

2008
Beginning balance	$2,121,792	$11,833,816	$—	$13,955,608
Foreign exchange	(255,252)	—	—	(255,252)
Ending balance	$1,866,540	$11,833,816	$—	$13,700,356

Cost of Products Sold

The Company includes the cost of inventory sold and related costs for the acquisition and distribution of its products in cost of products sold. These costs include inbound freight charges, receiving, inspection, purchasing and warehousing related costs.

Selling and Administrative Expenses

All advertising, selling, general consulting, executive salaries, regulatory compliance, audit, legal and professional fees are included in selling and administrative expenses.

Product Development Costs

Product development costs, charged to expense as incurred, were $1,330,729 in 2009, $1,293,167 in 2008 and $1,439,044 in 2007.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were $486,598 in 2009, $560,660 in 2008 and $540,499 in 2007.

Income Taxes

In the first quarter of 2007 the Company adopted provisions of The FASB Accounting Standards Codification (“ASC”) 740 which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. These provisions detail how companies should recognize, measure, present and disclose uncertain tax positions that have or are expected to be taken. As such, the financial statements will reflect expected future tax consequences of uncertain tax positions presuming the taxing authorities’ full knowledge of the position and all relevant facts. See Note 8 Income Taxes.

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

Earnings per Share

The denominators used in the earnings per share computations follow:

	2009	2008	2007
Basic:
Weighted average shares outstanding	5,985,640	5,875,140	5,631,073

Diluted:
Weighted average shares outstanding	5,985,640	5,875,140	5,631,073
Dilutive stock options	256,140	284,423	358,681
Denominator for diluted earnings per share	6,241,780	6,159,563	5,989,754

There were no anti-dilutive stock options in 2009 or 2007. The Company has excluded the effect of 261,750 shares in 2008 from the above dilutive stock options, as their inclusion would be anti-dilutive.

Derivatives

The Company maintained an interest rate swap agreement until December 2009 to minimize the risk of fluctuations of interest rates on the Company’s variable rate term debt. The agreement involved the exchange of amounts based on the London Interbank Offered Rate (“LIBOR”) for amounts based on a fixed interest rate over the life of the agreement, without an exchange of the notional amount upon which the payments are based.

The Company’s interest rate swap agreement was accounted for as a cashflow hedge, and, as a result, changes in the fair value of the derivative are recorded as an asset or liability with the offset amount recorded to accumulated other comprehensive income (loss) in shareholders’ equity for 2008 and 2007. There have been no losses related to the ineffectiveness of the Company’s cashflow hedge in any of the years presented. On December 22, 2009, the Company terminated the interest rate swap contract at a cost of $967,350 that was accounted for as a charge to interest expense. See Note 5 Debt.

Stock Based Compensation

The Company accounts for stock based compensation pursuant to the fair value recognition provisions of ASC 718. No stock options were granted in 2009, 2008 or 2007, and as all options granted prior to January 1, 2006 were fully vested, there was no impact on the financial statements for any year presented.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

2. ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The company utilizes a fair value hierarchy, which maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.  The fair value hierarchy has three levels of inputs that may be used to measure fair value:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

The carrying amounts of financial instruments (cash and cash equivalents, accounts receivable, accounts payable, the interest rate swap agreement, and debt) as of January 2, 2010 and January 3, 2009, approximate fair value. Fair value was based on expected cash flows and current market conditions.

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

The above acquisition has been accounted for using the purchase method. The acquired product line is included in the consolidated operating results of the Company from the date of acquisition. There was no goodwill attributable to the acquisition of Neider.

Neither the actual results nor the pro forma effects of the acquisition of the above product line are material to the Company’s financial statements.

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

Reflected in the 2007 Consolidated Statements of Income in “Selling and administrative expenses” is a contingency reserve for $250,000 relating to environmental issues at the Frazer & Jones Division. Settlement payments and remediation costs approximated $250,000 in 2008.

Approximately 42% of the total workforce is subject to negotiated union contracts, and approximately 18% of the total workforce is covered by such agreements that expire during 2010.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

5. DEBT

On September 22, 2006 the Company signed an unsecured loan agreement (“Loan Agreement”), which included a $20,000,000 term loan and a revolving line of credit, with its lender, Bank of America, N.A. The term portion of the loan required quarterly payments of $714,286 for a period of seven (7) years, maturing on September 22, 2013. Prior to April 21, 2009, the revolving credit portion allowed the Company to borrow up to $12,000,000 with a maturity date of September 22, 2009. The revolving credit portion had a variable quarterly commitment fee ranging from 0.10% to 0.25% based on operating results. Effective April 21, 2009, the Company agreed to a reduction in the amount available on the revolving credit portion to $3,000,000. Effective June 19, 2009, the quarterly commitment fee was fixed at 0.5%. There were no outstanding balances under the revolving credit portion at January 2, 2010 or January 3, 2009.

The interest rates on the term and the revolving credit portions of the Loan Agreement vary. Prior to June 19, 2009, the interest rates varied based on the LIBOR rate plus a margin spread of 1.0% to 1.65% for the term portion and 1.0% to 1.6% for the revolving credit portion. The margin rate spread was based on operating results calculated on a rolling-four-quarter basis. Effective June 19, 2009, the margin spread was fixed at a rate of 2.25%. The Company may also borrow funds at the lender’s prime rate. On January 2, 2010, the interest rate on the term portion of the Loan Agreement was approximately 2.54%.

On November 13, 2009, the Company amended its Loan Agreement with Bank of America, N.A. The amendment extended the term of the revolving credit portion of the Loan Agreement to May 31, 2010 and permanently reduced the amount available to borrow to $3,000,000. In addition, the margin rate spread was fixed at two and one quarter percent (2.25%); the unused line fee was increased to one half of one percent (0.50%); and the fixed coverage ratio covenant was modified such that it will be calculated on a fiscal year to date basis (instead of a rolling four quarter basis) commencing with the second quarter of fiscal 2009, provided that if the Company fails to comply with such fixed coverage ratio covenant for any quarter, then such ratio will be re-calculated to add back the amount of permitted dividends declared and actually paid during the period to meet the required 1.1 to 1.0 ratio, so long as the payment of such dividends does not result in the amount of consolidated cash to be below $10,000,000 on the date of determination. The testing period will return to a rolling 4 quarter period effective with the end of the first quarter of 2010. The amendment also required the Company to secure all of the present and future indebtedness of the Company and its subsidiaries with a continuing first priority security interest in all present and future assets of the Company and its consolidated subsidiaries.

On November 2, 2006, the Company entered into an interest rate swap contract with the lender with an original notional amount of $20,000,000, which was equal to 100% of the outstanding balance of the term loan on that date. The notional amount began decreasing on a quarterly basis on January 2, 2007 following the principal repayment schedule of the term loan. The Company has a fixed interest rate of 5.25% on the swap contract and paid the difference between the fixed rate and LIBOR when LIBOR was below 5.25% and received interest when the LIBOR rate exceeded 5.25%. This remained in effect until December 22, 2009 when the Company terminated the interest rate swap contract at a cost of $967,350, which was accounted for as a charge to interest expense. After terminating the contract, the Company commenced a refinancing plan of the Company’s outstanding debt.

Subsequent to January 2, 2010, the Company completed the refinancing of all of its debt. On January 29, 2010, the Company signed a new secured Loan Agreement (the “New Loan Agreement”) with People’s United Bank (“People’s”) which included a $5,000,000 term portion and a $10,000,000 revolving credit portion. The term portion of the loan requires quarterly payments of $178,571 for a period of seven (7) years, maturing on January 31, 2017. The revolving credit portion has a quarterly commitment fee of one quarter of one percent (0.25%). The proceeds of the term portion along with the Company’s available cash were used to retire the remaining portion of the debt with Bank of America, N.A., which on January 29, 2010 totaled $10,714,286.

Interest on the term portion of the New Loan Agreement is fixed at 4.98%. The interest rate on the revolving credit portion of the New Loan Agreement varies based on the LIBOR rate or People’s Prime rate plus a margin spread of 2.25%, with a floor rate of 4.0%.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

5. DEBT (continued)

As a result of the refinancing in January 2010, the Company reclassified a portion of its long-term debt to current. Debt consists of:

	2009	2008
Term loan	$11,428,571	$13,571,428
Capital lease obligation with interest at 4.99% and payable in monthly installments of $21,203 through April 2009	—	83,838
Capital lease obligation with interest at 0% and payable in monthly installments of $1,915 through July 2009	—	13,407
	11,428,571	13,668,773
Less current portion	7,142,858	2,240,202
	$4,285,713	$11,428,571

The Company paid interest of $1,649,607 in 2009, $1,318,371 in 2008 and $1,323,246 in 2007.

Collectively, under the covenants of the Loan Agreement and the New Loan Agreement, the Company is required to maintain specified financial ratios and amounts. In addition, the Company has restrictions on, among other things, new capital leases, purchases or redemptions of its capital stock, mergers and divestitures, and new borrowing.

As of January 2, 2010, scheduled annual principal maturities of long-term debt for each of the next five years follow:

2010	$7,142,858
2011	714,286
2012	714,286
2013	714,286
2014	892,857
Thereafter	1,249,998
$11,428,571

The Company paid approximately $5.7 million of the $7.1 million of scheduled annual principal maturities for 2010, shown in the table above, in connection with the refinancing of the Company’s debt on January 29, 2010.

All capital leases of the Company matured during Fiscal 2009. On January 3, 2009, building improvements and equipment, with a cost of approximately $2,069,000, were recorded under capital leases with accumulated amortization of approximately $978,000.

6. STOCK RIGHTS

On July 23, 2008, the Company adopted a new stock rights plan to replace the plan that expired on July 22, 2008. At January 2, 2010, there were 6,065,169 stock rights outstanding under the plan. Each right may be exercised to purchase one share of the Company’s common stock at an exercise price of $80.00, subject to adjustment to prevent dilution.

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

The Eastern Company

Notes to Consolidated Financial Statements (continued)

7. STOCK OPTIONS AND AWARDS

Stock Options

The Company has stock option plans for officers, other key employees, and non-employee directors. At the end of 2009 two plans have shares reserved for future issuance, the 1995 and 2000 plans. Incentive stock options granted under the 1995 and 2000 plans must have exercise prices that are not less than 100% of the fair market value of the stock on the dates the options are granted. Restricted stock awards may also be granted to participants under the 1995 and 2000 plans with restrictions determined by the Compensation Committee of the Company’s Board of Directors. Under the 1995 and 2000 plans, non-qualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Company’s Board of Directors. No options or restricted stock were granted in 2009, 2008 or 2007.

As of January 2, 2010, there were 367,500 shares available for future grant under the above noted 2000 plan and there were no shares available for grant under the 1995 plan. As of January 2, 2010, there were 589,250 shares of common stock reserved under all option plans for future issuance.

Information with respect to the Company’s stock option plans is summarized below:

	Shares	Weighted Average Exercise Price
Outstanding at December 30, 2006	1,002,750	$9.233
Exercised	(339,750)	7.544
Outstanding at December 29, 2007	663,000	10.099
Exercised	(196,606)	9.468
Cancelled	(28,394)	9.330
Outstanding at January 3, 2009	438,000	10.432
Exercised	(153,421)	10.325
Cancelled	(62,829)	10.170
Outstanding at January 2, 2010	221,750	10.581

Options Outstanding and Exercisable
Range of Exercise Prices	Outstanding and Exercisable as of January 2, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$9.46 – $10.20	166,250	1.0	$9.579
$13.58	55,500	5.0	13.580
	221,750	2.0	10.581

At January 2, 2010, outstanding and exercisable options had an intrinsic value of $640,163. The total intrinsic value of stock options exercised in 2009 was $683,754.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

8. INCOME TAXES

Deferred income taxes are provided on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and those for income tax reporting purposes. Deferred income tax (assets) liabilities relate to:

	2009	2008	2007
Property, plant and equipment	$3,984,625	$3,775,424	$3,399,329
Intangible assets	—	—	—
Pensions	—	—	240,511
Other	—	—	—
Total deferred income tax liabilities	3,984,625	3,775,424	3,639,840

Other postretirement benefits	(472,878)	(375,028)	(400,555)
Inventories	(688,253)	(782,446)	(804,529)
Allowance for doubtful accounts	(93,386)	(79,714)	(81,352)
Intangible assets	(409,233)	(302,576)	(245,401)
Accrued compensation	(294,464)	(348,870)	(360,540)
Interest rate swap obligation	—	(413,190)	(208,325)
Pensions	(4,248,502)	(5,116,289)	—
Tax credits	—	(557,354)	(318,176)
Environmental reserve	—	—	(77,679)
Other	(191,130)	(180,490)	(9,181)
Total deferred income tax assets	(6,397,846)	(8,155,957)	(2,505,738)
Net deferred income tax (assets) liabilities	$(2,413,221)	$(4,380,533)	$1,134,102

 Income before income taxes consists of:

	2009	2008	2007
Domestic	$2,274,641	$4,901,283	$13,133,039
Foreign	(373,112)	1,141,565	1,712,424
	$1,901,529	$6,042,848	$14,845,463

The provision for income taxes follows:

	2009	2008	2007
Current:
Federal	$505,005	$896,199	$4,537,394
Foreign	(128,177)	198,634	281,201
State	252,506	157,346	350,793
Deferred:
Federal	264,227	352,450	(354,609)
Foreign	—	—	—
State	(28,439)	(66,404)	(50,009)
	$865,122	$1,538,225	$4,764,770

The Eastern Company

Notes to Consolidated Financial Statements (continued)

8. INCOME TAXES (continued)

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows:

	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
Income taxes using U.S. federal statutory rate	$ 646,520	34%	$ 2,054,568	34%	$ 5,047,457	34%
State income taxes, net of federal benefit	149,893	8	53,898	1	178,834	1
Impact of foreign subsidiaries on effective tax rate	173,415	9	(379,009)	(6)	(558,068)	(4)
Impact of manufacturers deduction on effective tax rate	(68,174)	(4)	(95,620)	(2)	(149,950)	(1)
Other—net	(36,532)	(2)	(95,612)	(2)	246,497	2
	$ 865,122	45%	$ 1,538,225	25%	$ 4,764,770	32%

Total income taxes paid were $645,976 in 2009, $1,061,151 in 2008 and $7,008,300 in 2007.

United States income taxes have been provided on the undistributed earnings of foreign subsidiaries ($10,983,219 at January 2, 2010) only where necessary because such earnings are intended to be reinvested abroad indefinitely or repatriated only when substantially free of such taxes.

During 2009 and 2008, the Company received tax benefits of $203,000 and $356,000, respectively, as a result of the exercise and sale of qualified stock options that resulted in the disqualification of those incentive stock options, and the exercise of non-qualified stock options during the year. The tax benefit associated with the exercise of the qualified and non-qualified stock options has been recorded to common stock.

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

	2009	2008	2007

Balance at beginning of year	$1,316,240	$1,527,813	$—
Balance recorded at adoption	—	—	1,565,014
Increase (decrease) for tax positions taken during a prior period	(3,651)	(37,014)	47,161
Increases for positions taken during the current period	118,786	80,822	384,373
Decreases relating to settlements	(408,000)	(34,595)	(47,161)
Decreases resulting from the expiration of the statute of limitations	(231,835)	(220,786)	(421,574)
Balance at end of year	$791,540	$1,316,240	$1,527,813

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2006 and non-U.S. income tax examinations by tax authorities prior to 2003.

Included in the balance at January 2, 2010, are $488,317 of unrecognized tax benefits that would affect the annual effective tax rate. In 2009, the Company recognized accrued interest related to unrecognized tax benefits in income tax expense. The Company had approximately $251,000 of accrued interest at January 2, 2010.

The total amount of unrecognized tax benefits could increase or decrease within the next twelve months for a number of reasons, including the closure of federal, state and foreign tax years by expiration of the statute of limitations and the recognition and measurement considerations under ASC 740. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will not increase significantly and will decrease by approximately $185,000 over the next twelve months related primarily to the earnings of its Hong Kong subsidiary.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

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

Future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year during each of the next five years follow:

2010	$592,247
2011	580,930
2012	489,175
2013	101,559
2014	24,164
$1,788,075

Rent expense for all operating leases was $758,606 in 2009, $907,617 in 2008 and $882,162 in 2007. The Company expects future rent expense, including non-cancelable operating leases, leases that are expected to be renewed and buildings leased on a month-to-month basis, for each of the next five years to be in the range of $800,000 to $900,000.

10. RETIREMENT BENEFIT PLANS

The Company has non-contributory defined benefit pension plans covering most U.S. employees. Plan benefits are generally based upon age at retirement, years of service and, for its salaried plan, the level of compensation. The Company also sponsors unfunded non-qualified supplemental retirement plans that provide certain current and former officers with benefits in excess of limits imposed by federal tax law.

The Company also provides health care and life insurance for retired salaried employees in the United States who meet specific eligibility requirements.

Effective January 3, 2009, the Company adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) related to measurement of pension and other postretirement benefit plans which requires the Company to measure the assets and obligations of its pension and other postretirement benefit plans as of the balance sheet date. Accordingly, in 2008 the Company was required to record fifteen (15) months of net periodic pension benefit cost in order to adopt the measurement date provision. The total cost was split into two parts, a twelve (12) month portion that was recorded as expense on the income statement, and a three (3) month portion that was recorded as an adjustment to retained earnings.

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

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. RETIREMENT BENEFIT PLANS (continued)

Components of the net periodic benefit cost of the Company’s pension benefit plans were as follows:

	2009	2008	2007
Service cost	$2,205,931	$1,877,332	$1,758,564
Interest cost	2,829,233	2,685,077	2,481,996
Expected return on plan assets	(4,054,864)	(3,792,140)	(3,847,920)
Amortization of prior service cost	208,043	208,042	81,791
Amortization of the transition obligation	—	—	(11,847)
Amortization of the net loss	2,523,903	66,312	918,116
Net periodic benefit cost	$3,712,246	$1,044,623	$1,380,700

Assumptions used to determine net periodic benefit cost for the Company’s pension benefit plans for the fiscal year indicated were as follows:

	2009	2008	2007
Discount rate	5.85%	6.25%	5.8%
Expected return on plan assets	8.5%	8.5%	8.5%
Rate of compensation increase	4.25%	4.25%	4.25%

Components of the net periodic benefit cost of the Company’s postretirement benefit plan were as follows:

	2009	2008	2007
Service cost	$135,963	$127,470	$111,167
Interest cost	132,513	124,244	128,426
Expected return on plan assets	(61,598)	(90,203)	(88,847)
Amortization of prior service cost	(23,889)	(23,886)	(23,866)
Amortization of the net (gain) loss	(52,568)	(33,560)	(17,335)
Net periodic benefit cost	$130,421	$104,065	$109,545

Assumptions used to determine net periodic benefit cost for the Company’s postretirement plan for the fiscal year indicated were as follows:

	2009	2008	2007
Discount rate	5.85%	6.25%	5.8%
Expected return on plan assets	8.5%	8.5%	8.5%

As of the measurement date, the status of the Company’s pension benefit plans and postretirement benefit plan was as follows:

	Pension Benefit		Postretirement Benefit
	2009	2008	2009	2008
Benefit obligation at beginning of year	$47,154,975	$44,707,016	$2,190,254	$2,245,344
Change due to availability of final actual assets and census data	—	—	—	(180,343)
Service cost	2,205,931	2,324,033	135,963	127,470
Interest cost	2,828,090	3,354,083	132,513	124,244
Actuarial (gain)/loss	1,469,762	(378,701)	131,233	(11,022)
Benefits paid	(2,121,116)	(2,851,456)	(133,911)	(115,439)
Benefit obligation at end of year	$51,537,642	$47,154,975	$2,456,052	$2,190,254

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. RETIREMENT BENEFIT PLANS (continued)

	Pension Benefit		Postretirement Benefit
	2009	2008	2009	2008
Fair value of plan assets at beginning of year	$31,843,051	$45,272,679	$1,127,535	$1,134,110
Change due to availability of final actual assets and census data	—	—	(74,579)	(72,901)
Actual return on plan assets	6,843,175	(11,837,886)	61,598	66,326
Employer contributions	2,920,044	1,259,714	133,911	115,439
Benefits paid	(2,121,116)	(2,851,456)	(133,911)	(115,439)
Fair value of plan assets at end of year	$39,485,154	$31,843,051	$1,114,554	$1,127,535

	Pension Benefits		Postretirement Benefits
Funded Status	2009	2008	2009	2008
Prepaid benefit cost	$36,838	$—	$—	$—
Accrued benefit liability	(12,089,326)	(15,311,924)	(1,341,498)	(1,062,719)
Net amount recognized in the balance sheet	$(12,052,488)	$(15,311,924)	$(1,341,498)	$(1,062,719)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
Net (loss) gain	$(14,698,133)	$(19,990,932)	$405,110	$663,490
Prior service (cost) credit	(2,159,014)	(916,710)	207,061	230,950
	$(16,857,147)	$(20,907,642)	$612,171	$894,440

Change in the components of accumulated other comprehensive income consist of:

	Pension Benefit		Postretirement Benefit
	2009	2008	2009	2008
Balance at beginning of period	$(20,907,642)	$(5,051,224)	$894,440	$857,299
Change due to availability of final actual assets and census data	—	—	(74,579)	107,442
Charged to net periodic benefit cost
Prior service cost	208,043	208,042	(23,889)	(23,886)
Net (gain) loss	2,523,903	66,312	(52,568)	(33,560)
Other changes
Change in measurement date	—	68,588	—	—
Liability (gains) losses	1,318,549	(16,199,360)	(131,233)	(12,855)
Balance at end of period	$(16,857,147)	$(20,907,642)	$612,171	$894,440

In 2010, the net periodic pension benefit cost will include $843,154 of net loss and $204,569 of prior service cost and the net periodic post retirement benefit cost will include $10,600 of net gain and $23,900 of prior service credit.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. RETIREMENT BENEFIT PLANS (continued)

Assumptions used to determine the projected benefit obligations for the Company’s pension benefit plans and postretirement benefit plan for the fiscal year indicated were as follows:

	2009	2008
Discount rate	5.85%	6.25%
Expected return on plan assets	8.5%	8.5%
Rate of compensation increase	4.25%	4.25%

In 2009 and 2008, the accumulated benefit obligation for all qualified and nonqualified defined benefit pension plans was $50,818,048 and $44,589,783, respectively.

Information for the under-funded pension plans with a projected benefit obligation and an accumulated benefit obligation in excess of plan assets:

	2009	2008
Number of plans	5	6
Projected benefit obligation	$49,640,510	$47,154,975
Accumulated benefit obligation	46,456,805	44,589,783
Fair value of plan assets	37,551,184	31,843,051
Net amount recognized in accrued benefit liability	(12,089,326)	(15,311,924)

Estimated future benefit payments are $2.4 million in 2010, $2.5 million in 2011, $2.6 million in 2012, $2.6 million in 2013, $2.7 million in 2014 and a total of $15.5 million from 2015 through 2019.

Estimated future benefit payments to participants of the Company’s postretirement plan are $141,000 in 2010, $147,000 in 2011, $151,000 in 2012, $160,000 in 2013, $169,000 in 2014 and a total of $944,000 from 2015 through 2019.

The Company expects to make cash contributions to its pension plans of approximately $2.5 million and to its postretirement plan of approximately $141,000 in 2010.

We consider a number of factors in determining and selecting assumptions for the overall expected long-term rate of return on plan assets. We consider the historical long-term return experience of our assets, the current and expected allocation of our plan assets, and expected long-term rates of return. We derive these expected long-term rates of return with the assistance of our investment advisors and generally base these rates on a 10-year horizon for various asset classes and consider the expected positive impact of active investment management. We base our expected allocation of plan assets on a diversified portfolio consisting of domestic and international equity securities and fixed income securities.

We consider a variety of factors in determining and selecting our assumptions for the discount rate at December 31. We develop a single equivalent discount rate derived with the assistance of our actuaries by matching expected future benefit payments in each year to the corresponding spot rates from the Citigroup Pension Liability Yield Curve, comprised of high quality (rated AA or better) corporate bonds.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. RETIREMENT BENEFIT PLANS (continued)

The fair values of the company’s pension plans assets at January 2, 2010, utilizing the fair value hierarchy discussed in Note 2, follow:

	Level 1	Level 2	Level 3	Total
Cash and Equivalents:
Common/collective trust funds	$—	$170,377	$—	$170,377
Equities:
The Eastern Company Common Stock	2,600,370	—	—	2,600,370
Common/collective trust funds	—	19,450,771	—	19,450,771
Fixed Income:
Common/collective trust funds	—	15,524,546	—	15,524,546
Insurance contracts	—	1,739,090	—	1,739,090
Total	$2,600,370	$36,884,784	$—	$39,485,154

The investment portfolio contains a diversified blend of common stocks, bonds, cash equivalents, and other investments, which may reflect varying rates of return. The investments are further diversified within each asset classification. The portfolio diversification provides protection against a single security or class of securities having a disproportionate impact on aggregate performance. The long-term target allocations for plan assets are 65% in equities and 35% in fixed income, although the actual plan asset allocations may be within a range around these targets.  The actual asset allocations are reviewed and rebalanced on a periodic basis to maintain the target allocations.

The plans’ assets include 193,624 shares and 167,658 shares of the common stock of the Company having a market value of $2,600,370 and $1,492,156 at January 2, 2010 and January 3, 2009, respectively. The plans purchased 25,966 and 27,810 shares of common stock of the Company during 2009 and 2008, respectively. Dividends received during 2009 and 2008 on the common stock of the Company were $69,705 and $40,171 respectively.

The fair values of the Company’s postretirement plan assets at January 2, 2010, utilizing the fair value hierarchy discussed in Note 2, follow:

	Level 1	Level 2	Level 3	Total
Fixed Income:
Insurance contracts	$—	$—	$1,114,554	$1,114,554
Total	$—	$—	$1,114,554	$1,114,554

For measurement purposes relating to the postretirement benefit plan, the life insurance cost trend rate is 1%. The health care cost trend rate for participants retiring after January 1, 1991 is nil; no increase in that rate is expected because of caps placed on benefits. The health care cost trend rate is expected to remain at 4.5% for participants after the year 2000.

A one-percentage-point change in assumed health care cost trend rates would have the following effects on the postretirement benefit plan:

	1-Percentage Point
	Increase	Decrease
Effect on total of service and interest cost components	$33,950	$(27,632)

Effect on postretirement benefit obligation	$214,494	$(197,856)

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. RETIREMENT BENEFIT PLANS (continued)

U.S. salaried employees and most employees of the Company’s Canadian subsidiaries are covered by defined contribution plans.

The Company has a contributory savings plan under Section 401(k) of the Internal Revenue Code covering substantially all U.S. non-union employees. The plan allows participants to make voluntary contributions of up to 100% of their annual compensation on a pretax basis, subject to IRS limitations. The plan provides for contributions by the Company at its discretion. The Company made contributions of $165,188 in 2009, $184,303 in 2008 and $172,889 in 2007.

11. REPORTABLE SEGMENTS

The accounting policies of the segments are the same as those described in Note 2. Operating profit is total revenue less operating expenses, excluding interest and miscellaneous non-operating income and expenses. Inter-segment revenue, which is eliminated, is recorded on the same basis as sales to unaffiliated customers. Identifiable assets by reportable segment consist of those directly identified with the segment’s operations.

During 2007, one customer accounted for approximately 27% of the revenue of the Industrial Hardware segment and approximately 14% of total revenue. No other customers exceeded 10% of total revenue in 2009, 2008 or 2007.

	2009	2008	2007
Revenue: Sales to unaffiliated customers:
Industrial Hardware	$49,954,491	$60,041,074	$81,601,557
Security Products	41,997,872	55,183,759	60,743,913
Metal Products	20,713,101	20,653,657	13,935,613
	$112,665,464	$135,878,490	$156,281,083

Inter-segment Revenue:
Industrial Hardware	$215,742	$614,803	$893,752
Security Products	1,327,968	2,964,334	3,209,517
Metal Products	800,477	607,302	748,714
	$2,344,187	$4,186,439	$4,851,983

Income Before Income Taxes and Minority Interest:
Industrial Hardware	$4,618,072	$5,236,924	$12,994,321
Security Products	1,540,694	4,032,771	5,207,005
Metal Products	(2,579,990)	(2,239,297)	(2,272,290)
Operating Profit	3,578,776	7,030,398	15,929,036
Interest expense	(1,727,980)	(1,063,607)	(1,288,952)
Other income	50,733	34,747	205,379
	$1,901,529	$6,001,538	$14,845,463

Geographic Information:
Net Sales:
United States	$99,636,783	$112,171,233	$127,783,200
Foreign	13,028,681	23,707,257	28,497,883
	$112,665,464	$135,878,490	$156,281,083

Foreign sales are primarily to customers in North America.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

11. REPORTABLE SEGMENTS (continued)

	2009	2008	2007
Identifiable Assets:
United States	$85,455,482	$90,479,681	$90,899,082
Foreign	15,416,377	15,537,287	17,452,819
	$100,871,859	$106,016,968	$108,351,901

Industrial Hardware	$25,000,814	$27,744,552	$31,492,875
Security Products	43,812,116	48,155,676	45,783,598
Metal Products	12,555,735	16,185,279	16,586,339
	81,368,665	92,085,507	93,862,812
General corporate	19,503,194	13,931,461	14,489,089
	$100,871,859	$106,016,968	$108,351,901

	2009	2008	2007
Depreciation and Amortization:
Industrial Hardware	$1,763,500	$1,786,227	$1,898,251
Security Products	1,413,291	1,418,508	1,546,825
Metal Products	926,526	923,577	924,922
	$4,103,317	$4,128,312	$4,369,998

Capital Expenditures:
Industrial Hardware	$1,307,927	$1,174,762	$1,649,767
Security Products	353,539	406,113	526,710
Metal Products	526,601	633,525	682,810
	2,188,067	2,214,400	2,859,287
Currency translation adjustment	(17,186)	18,865	(28,941)
General corporate	55,144	98,076	37,483
	$2,226,025	$2,331,341	$2,867,829

12. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2008, the FASB issued authoritative guidance on employer’s disclosures about postretirement benefit plan assets, which requires additional disclosures for assets held by employer pension and other postretirement benefit plans. The required disclosures include information about fair value measurements of plan assets, including the investment policies and strategies for the major categories of plan assets, and significant concentrations of risk within plan assets. This guidance was effective for fiscal years ending after December 15, 2009 and provides only disclosure requirements and did not have a material impact on the consolidated financial statements of the Company.

In May 2009, the FASB issued authoritative guidance on subsequent events, which introduces the concept of financial statements being available to be issued. This guidance will require the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date (that is, whether that date represents the date the financial statements were issued or were available to be issued). For SEC registrants, this date will continue to be the date on which financial statements are filed with the SEC. This guidance was effective for fiscal years and interim periods beginning after June 15, 2009. The adoption of this new guidance had no impact on the consolidated financial statements of the Company. In February 2010, this guidance was effectively reversed for SEC filers because of a potential conflict between the guidance and SEC requirements.

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

In August 2009, the FASB issued new accounting guidance to provide clarification on measuring liabilities at fair value when the quoted price in an active market for an identical liability is not available. The new guidance was effective for the first reporting period beginning after August 28, 2009. The adoption of this guidance had no impact on the consolidated financial statements of the Company.

In January 2010, the FASB issued new accounting guidance which requires new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring presentation on a gross basis of information about purchases, sales, issuances and settlements in Level 3 fair value measurements. The guidance also clarifies existing disclosures regarding level of disaggregation, inputs and valuation techniques. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009. Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010. As this guidance requires only additional disclosure, there should be no impact on the consolidated financial statements of the Company upon adoption.

13. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Risk Management Objectives and Policies

The Company is exposed primarily to credit, interest rate and currency exchange rate risks which arise in the normal course of business.

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk for the Company is its receivable accounts. The Company has established credit limits for customers and monitors their balances to mitigate its risk of loss. At January 2, 2010 and January 3, 2009, there were no significant concentrations of credit risk. No one customer represented more than 10% of the Company’s net trade receivables at January 2, 2010 and January 3, 2009. The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable.

Interest Rate Risk

Prior to the refinancing completed in January 2010, the Company’s exposure to the risk of changes in market interest rates related primarily to the Company’s debt which bore interest at variable rates, which approximates market interest rates. While the Company used an interest rate swap to convert all of its Term Loan from variable to fixed rates for most of fiscal 2009, it terminated the swap contract on December 22, 2009. See Note 5 - Debt for additional details concerning the swap contract. The valuation of this swap was determined using the three month LIBOR index.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

13. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (continued)

Fair Value Measurements

Assets and liabilities that require fair value measurement are recorded at fair value using market and income valuation approaches and considering the Company’s and counterparty’s credit risk. The Company uses the market approach and the income approach to value assets and liabilities as appropriate. There are no assets or liabilities requiring fair value measurement on January 2, 2010.

14. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Selected quarterly financial information (unaudited) follows:

			2009
	First	Second	Third	Fourth	Year
Net sales	$28,432,473	$28,087,629	$28,131,092	$28,014,270	$112,665,464
Gross margin	3,420,085	5,676,766	5,722,051	5,815,484	20,634,386
Selling and administrative expenses	4,388,863	4,103,087	4,371,875	4,191,785	17,055,610
Net (loss)/income	(1,082,530)	842,382	907,377	369,178	1,036,407

Net (loss)/income per share:
Basic	$(.18)	$.14	$.15	$.06	$.17
Diluted	$(.18)	$.13	$.15	$.06	$.17

Weighted average shares outstanding:
Basic	5,965,751	5,967,826	5,991,345	6,017,708	5,985,640
Diluted	5,965,751	6,268,805	6,206,823	6,177,192	6,241,780

			2008
	First	Second	Third	Fourth	Year
Net sales	$32,918,911	$36,098,718	$34,550,899	$32,309,962	$135,878,490
Gross margin	6,764,101	6,871,581	5,446,670	6,380,746	25,463,098
Selling and administrative expenses	4,693,193	4,534,735	4,379,689	4,825,083	18,432,700
Net income	1,206,678	1,354,700	875,041	1,068,204	4,504,623

Net income per share:
Basic	$.21	$.23	$.15	$.18	$.77
Diluted	$.20	$.22	$.14	$.17	$.73

Weighted average shares outstanding:
Basic	5,811,962	5,835,601	5,881,284	5,964,813	5,875,140
Diluted	6,157,130	6,154,270	6,189,149	6,130,805	6,159,563

Fiscal 2009 consisted of four 13 week quarters totaling 52 weeks for the year. Fiscal 2008 consisted of 13 weeks for the first, second and third quarters, with the fourth quarter being 14 weeks, totaling 53 weeks for the year.

15. SUBSEQUENT EVENT

Subsequent to the date of these consolidated financial statements the Company refinanced its debt. See Note 5 – Debt.

Report of Fiondella, Milone and LaSaracina LLP, Independent Registered Public Accounting Firm

The Board of Directors

The Eastern Company

We have audited the accompanying consolidated balance sheet of The Eastern Company (the Company) as of January 2, 2010, and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for the year ended January 2, 2010. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2). The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of January 2, 2010, and the consolidated results of its operations and its cash flows for the year ended January 2, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2010 expressed an unqualified opinion.

/s/ Fiondella, Milone & LaSaracina LLP

Glastonbury, Connecticut

March 11, 2010

Report of UHY LLP, Independent Registered Public Accounting Firm

The Board of Directors

The Eastern Company

We have audited the accompanying consolidated balance sheet of The Eastern Company (the Company) as of January 3, 2009, and the related consolidated statements of income, comprehensive (loss) income, shareholders' equity, and cash flows for each of the two years in the period ended January 3, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of January 3, 2009, and the consolidated results of its operations and its cash flows for each of the two years in the period ended January 3, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 10 to the consolidated financial statements, the Company changed the measurement date for its pension benefit plan liability effective January 3, 2009 and, as discussed in Note 8, the Company changed its accounting for uncertain income tax positions effective December 31, 2006, both as required by accounting principles generally accepted in the United States of America.

/s/ UHY LLP

Hartford, Connecticut

March 11, 2009

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For information regarding the change in the Company’s independent registered public accounting firm, see the Form 8-K filed on June 12, 2009 and Form 8-K/A filed on June 17, 2009.

ITEM 9A	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended January 2, 2010, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 240.13a-15. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that the information required to be disclosed by the company in the reports it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Based upon that evaluation, the CEO and CFO concluded that the Company’s current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and its subsidiaries required to be included in the Company’s periodic SEC filings.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 240.13a-15(f). Under the supervision and with the participation of our management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 2, 2010.

The independent registered public accounting firm of the Company has issued a report on its assessment of the effectiveness of the Company’s internal control over financial reporting as of January 2, 2010. Their report is included below in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Fiondella, Milone & LaSaracina LLP, Independent Registered Public Accounting Firm

The Board of Directors

The Eastern Company

We have audited The Eastern Company’s (the Company) internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated balance sheet and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for the year ended January 2, 2010 and our report dated March 11, 2010 expressed an unqualified opinion.

/s/ Fiondella, Milone & LaSaracina LLP

Glastonbury, Connecticut

March 11, 2010

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Registrant’s definitive proxy statement (“Proxy Statement”) for the 2010 Annual Meeting of Shareholders which is incorporated herein by reference will be filed with the SEC pursuant to Regulation 14A not later than 120 days after January 2, 2010.

The information concerning directors is incorporated herein by reference to our Proxy Statement under the captions “Item No. 1 – Election of Director” and “Director Compensation in Fiscal 2009”.

The information concerning our executive officers is incorporated herein by reference to our Proxy Statement under the captions “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Compensation Committee Interlocks and Insider Participation”, “Executive Compensation”, “Stock Options”, “Options Exercised in Fiscal 2009”, “Outstanding Equity Awards at Fiscal 2009 Year-End”, and “Termination of Employment and Change in Control Arrangements”. The Registrant’s only Executive Officers are Leonard F. Leganza, Chairman, President and Chief Executive Officer, and John L. Sullivan III, Vice President and Chief Financial Officer.

The information concerning our Audit Committee is incorporated herein by reference to our Proxy Statement under the captions “Audit Committee Financial Expert”, “Report of the Audit Committee”, “The Board of Directors and Committees” and “Exhibit ‘B’ – The Eastern Company Audit Committee Charter”. The Audit Committee Charter is also available on the Company’s website at http://www.easterncompany.com by clicking on Corporate Governance.

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

Information concerning director and executive compensation is incorporated herein by reference to portions of the Company’s Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after January 2, 2010, under the captions “Director Compensation in Fiscal 2009”, “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Compensation Committee Interlocks and Insider Participation”, “Executive Compensation”, “Stock Options”, “Options Exercised in Fiscal 2009”, “Outstanding Equity Awards at Fiscal 2009 Year-End” and “Termination of Employment and Change in Control Arrangements”. The Compensation Committee of the Board of Directors operates under the Compensation Committee Charter, which can be found on the Company’s website at http://www.easterncompany.com by clicking on Corporate Governance.

ITEM 12              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners and management:

(a)

Information concerning security ownership of certain beneficial owners is incorporated herein by reference to the Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after January 2, 2010, under the caption “Security Ownership of Certain Beneficial Shareholders”.

(b)

Information concerning security ownership of management is incorporated herein by reference to the Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after January 2, 2010, under the captions “Item No. 1 – Election of Director”, “Security Ownership of Certain Beneficial Shareholders”, “Executive Compensation”, “Stock Options”, “Options Exercised in Fiscal 2009”, and “Outstanding Equity Awards at Fiscal 2009 Year-End”. See also the equity compensation plan information in Item 5 of this Annual Report on Form 10-K.

(c)	Changes in Control

None.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is incorporated herein by reference to our Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after January 2, 2010 under the caption “Policies and Procedures Concerning Related Persons Transactions”.

Information regarding director independence is incorporated herein by reference to our Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after January 2, 2010 under the captions “Item No.1 – Election of Director” and “The Board of Directors and Committees”.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accountant fees and services are incorporated herein by reference to our Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after January 2, 2010 under the caption “Item No. 3 – Ratification of Appointment of Independent Registered Public Accounting Firm”.

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)	Documents filed as part of this report:

(1)	Financial statements
Consolidated Balance Sheets – January 2, 2010 and January 3, 2009	28.

Consolidated Statements of Income — Fiscal years ended January 2, 2010,

January 3, 2009 and December 29, 2007	30.

Consolidated Statements of Comprehensive Income (Loss) — Fiscal years ended

January 2, 2010, January 3, 2009 and December 29, 2007	30.

Consolidated Statements of Shareholders’ Equity — Fiscal years ended

January 2, 2010, January 3, 2009 and December 29, 2007	31.

Consolidated Statements of Cash Flows—Fiscal years ended January 2, 2010,

January 3, 2009 and December 29, 2007	33.

Notes to Consolidated Financial Statements	34.

                              Report of Fiondella, Milone & LaSaracina LLP, Independent Registered Public

Accounting Firm	54.

Report of UHY LLP, Independent Registered Public Accounting Firm	55.

(2)	Financial Statement Schedule
Schedule II — Valuation and qualifying accounts	61.

Schedules other than that listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

(3)	Exhibits
Exhibits are as set forth in the “Exhibit Index” which appears on pages 63 through 64.

(b)	Exhibits Required by Item 601 of Regulation S-K

Exhibits are as set forth in the “Exhibit Index” which appears on pages 63 through 64. Also refer to the following Form 8-K’s filed by the Company.

Form 8-K filed on March 11, 2009 setting forth the press release reporting the Company’s engagement of Morgan Joseph & Co. Inc. as its financial advisor is incorporated herein by reference.

Form 8-K filed on April 22, 2009 setting forth the press release reporting the Company’s earnings for the quarter ended April 4, 2009 is incorporated herein by reference.

Form 8-K filed on June 12, 2009 disclosing the change in the Company’s Independent Registered Public Accounting Firm from UHY LLP to Fiondella, Milone & LaSaracina LLP is incorporated herein by reference.

Form 8-K/A filed on June 17, 2009 disclosing the change in the Company’s Independent Registered Public Accounting Firm from UHY LLP to Fiondella, Milone & LaSaracina LLP is incorporated herein by reference.

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

Form 8-K filed on November 17, 2009 setting forth the amendment to the Company’s loan agreements is incorporated herein by reference.

Form 8-K filed on February 1, 2010 setting forth the change in banking relationship from Bank of America, N.A. to People’s United Bank is incorporated herein by reference.

Form 8-K filed on February 9, 2010 setting forth the press release reporting the Company’s earnings for the quarter and fiscal year ended January 2, 2010 is incorporated herein by reference.

Form 8-K filed on February 11, 2010 setting forth the 2010 Executive Incentive Program is incorporated herein by reference.

(c)	None.

The Eastern Company and Subsidiaries

Schedule II – Valuation and Qualifying accounts

COL. A	COL. B	COL. C		COL. D	COL. E
		ADDITIONS
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts-Describe	Deductions – Describe	Balance at End of Period
Fiscal year ended January 2, 2010: Deducted from asset accounts: Allowance for doubtful accounts	$328,000	$320,716		$256,716 (a)	$392,000

Fiscal year ended January 3, 2009: Deducted from asset accounts: Allowance for doubtful accounts	$342,000	$132,988		$146,988 (a)	$328,000

Fiscal year ended December 29, 2007: Deducted from asset accounts: Allowance for doubtful accounts	$319,000	$ 45,740		$22,740 (a)	$342,000

(a) Uncollectible accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 11, 2010	THE EASTERN COMPANY

By /s/ John L. Sullivan III John L. Sullivan III Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Leonard F. Leganza Leonard F. Leganza Chairman, President and Chief Executive Officer	March 11, 2010

/s/ John L. Sullivan III John L. Sullivan III Vice President and Chief Financial Officer	March 11, 2010

/s/ Kenneth R. Sapack Kenneth R. Sapack Chief Accounting Officer	March 11, 2010

/s/ John W. Everets John W. Everets Director	March 11, 2010

/s/ Charles W. Henry Charles W. Henry Director	March 11, 2010

/s/ David C. Robinson David C. Robinson Director	March 11, 2010

/s/ Donald S. Tuttle III Donald S. Tuttle III Director	March 11, 2010

EXHIBIT INDEX

(3)

Restated Certificate of Incorporation dated August 14, 1991 is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 1991 and the Registrant’s Form 8-K filed on February 13, 1991. Amended and restated bylaws dated July 29, 1996 is incorporated by reference to the Registrant’s Form 8-K filed on July 29, 1996.

(4)

Rights Agreement entered into between the Registrant and American Stock Transfer & Trust Company dated as of July 23, 2008 and Letter to all shareholders of the Registrant, dated June 23, 2008 together with Press Release dated June 23, 2008 describing the issuance of a Purchase Rights dividend distribution are incorporated by reference to the Registrant’s Form 8-K filed on July 23, 2008.

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

(f)

Employment Agreement dated February 22, 2005 with Leonard F. Leganza is incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 22, 2005, as amended by amendments incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 25, 2007, Current Report on Form 8-K dated December 14, 2007, Current Report on Form 8-K dated October 22, 2008 and Current Report on Form 8-K dated October 22, 2009.

(g)	The Eastern Company 2010 Executive Incentive Program is incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 11, 2010.

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

World Lock Co. Ltd., a private corporation organized under the laws of Taiwan (The Republic of China).

Sesamee Mexicana, Subsidiary, a private corporation organized under the laws of Mexico.

World Security Industries Co. Ltd., a private corporation organized under the laws of Hong Kong.

(23)	Consents of independent registered public accounting firms attached hereto on pages 65 and 66.

(31)	Certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certifications pursuant to Rule 13a-14(b) and 18 USC 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Letter to our shareholders from the Annual Report 2010 is attached on page 70.