Form 10-Q
period 2010-04-03
EASTERN CO
filed 2010-04-29
CIK 31107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 3, 2010

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

Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 3, 2010
Common Stock, No par value	6,065,637

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	April 3, 2010	January 2, 2010
Current Assets
Cash and cash equivalents	$10,808,188	$16,746,673
Accounts receivable, less allowances: $395,000 - 2010; $392,000 - 2009	16,678,897	15,326,416
Inventories	25,148,283	24,520,289
Prepaid expenses and other assets	2,718,451	2,037,745
Deferred income taxes	1,129,898	1,129,898
Total Current Assets	56,483,717	59,761,021

Property, Plant and Equipment	51,361,235	50,339,002
Accumulated depreciation	(28,150,081)	(27,365,369)
	23,211,154	22,973,633

Goodwill	13,917,321	13,869,005
Trademarks	150,751	151,341
Patents, technology, and other intangibles net of accumulated amortization	2,690,270	2,796,698
Deferred income taxes	1,193,855	1,283,323
Prepaid pension cost	31,212	36,838
	17,983,409	18,137,205
TOTAL ASSETS	$97,678,280	$100,871,859

LIABILITIES AND SHAREHOLDERS’ EQUITY	April 3, 2010	January 2, 2010
Current Liabilities
Accounts payable	$7,099,127	$5,335,317
Accrued compensation	1,486,982	1,811,236
Other accrued expenses	1,767,039	1,191,360
Current portion of long-term debt	714,286	7,142,858
Total Current Liabilities	11,067,434	15,480,771

Other long-term liabilities	1,042,650	1,077,247
Long-term debt, less current portion	4,107,142	4,285,713
Accrued postretirement benefits	1,355,443	1,341,498
Accrued pension cost	12,529,632	12,089,326

Shareholders’ Equity
Preferred Stock, no par value: Authorized and unissued 2,000,000 shares
Common Stock, no par value: Authorized: 50,000,000 shares
Issued: 8,709,852 shares in 2010 and 8,709,384 shares in 2009	26,242,626	26,236,477
Treasury Stock: 2,644,215 shares in 2010 and 2009	(18,375,416)	(18,375,416)
Retained earnings	68,021,997	67,558,201

Accumulated other comprehensive income (loss):
Foreign currency translation	2,040,905	1,696,013
Unrecognized net pension and postretirement benefit costs, net of tax	(10,354,133)	(10,517,971)
Accumulated other comprehensive loss	(8,313,228)	(8,821,958)
Total Shareholders’ Equity	67,575,979	66,597,304
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$97,678,280	$100,871,859

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	April 3, 2010	April 4, 2009
Net sales	$30,954,555	$28,432,473
Cost of products sold	(24,895,580)	(25,012,388)
Gross margin	6,058,975	3,420,085

Selling and administrative expenses	(4,432,801)	(4,388,863)
Operating profit/(loss)	1,626,174	(968,778)

Interest expense	(70,072)	(227,314)
Other income	94	25,609
Income/(loss) before income taxes	1,556,196	(1,170,483)

Income tax expense/(benefit)	546,536	(87,953)
Net income/(loss)	$1,009,660	$(1,082,530)

Earnings/(loss) per share:
Basic	$.17	$(.18)

Diluted	$.16	$(.18)

Cash dividends per share:	$.09	$.09

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended
	April 3, 2010	April 4, 2009
Net income/(loss)	$1,009,660	$(1,082,530)
Other comprehensive income/(loss):
Change in foreign currency translation	344,892	(170,363)
Change in pension and postretirement benefit costs, net of taxes of: 2010 – $89,468 2009 – $117,221	163,838	214,663
Change in fair value of derivative financial instruments, net of tax (expense): 2009 – ($34,384)	-	62,964
	508,730	107,264
Comprehensive income/(loss)	$1,518,390	$(975,266)

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	April 3, 2010	April 4, 2009
Operating Activities
Net income/(loss)	$1,009,660	$(1,082,530)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	998,094	1,027,788
Provision for doubtful accounts	13,744	31,355
Issuance of Common Stock for directors’ fees	6,149	12,303
Changes in operating assets and liabilities:
Accounts receivable	(1,244,156)	1,590,526
Inventories	(468,796)	3,953,029
Prepaid expenses and other	(625,716)	117,239
Prepaid pension cost	707,863	254,224
Other assets	(102,055)	(35,368)
Accounts payable	1,711,473	(1,719,327)
Accrued compensation	(331,791)	(600,196)
Other accrued expenses	508,138	(486,978)
Net cash provided by operating activities	2,182,607	3,062,065

Investing Activities
Purchases of property, plant and equipment	(969,357)	(682,687)
Net cash used in investing activities	(969,357)	(682,687)

Financing Activities
Principal payments on long-term debt	(11,607,143)	(782,854)
Proceeds from issuance of long-term debt	5,000,000	-
Dividends paid	(545,865)	(536,912)
Net cash used in financing activities	(7,153,008)	(1,319,766)

Effect of exchange rate changes on cash	1,273	(45,356)
Net change in cash and cash equivalents	(5,938,485)	1,014,256

Cash and cash equivalents at beginning of period	16,746,673	8,967,625
Cash and cash equivalents at end of period	$10,808,188	$9,981,881

See accompanying notes.

THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

April 3, 2010

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. Refer to the Company’s consolidated financial statements and notes thereto included in its Form 10-K for the year ended January 2, 2010 for additional information.

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

The condensed consolidated balance sheet as of January 2, 2010 has been derived from the audited consolidated balance sheet at that date.

Note B – Earnings/(Loss) Per Share

The denominators used in the earnings/(loss) per share computations follow:

	Three Months Ended
	April 3, 2010	April 4, 2009
Basic:
Weighted average shares outstanding	6,065,256	5,965,751

Diluted:
Weighted average shares outstanding	6,065,256	5,965,751
Dilutive stock options	125,071	-
Denominator for diluted earnings/(loss) per share	6,190,327	5,965,751

In the above table, the Company has excluded the effect of 55,500 stock options in the first quarter of 2010 and all outstanding stock options in the first quarter of 2009, as their inclusion would be anti-dilutive.

Note C – Inventories

The components of inventories follow:

	April 3, 2010	January 2, 2010

Raw material and component parts	$ 8,047,451	$ 7,837,854
Work in process	4,476,394	4,367,851
Finished goods	12,624,438	12,314,584
	$ 25,148,283	$ 24,520,289

Note D – Segment Information

Segment financial information follows:

	Three Months Ended
	April 3, 2010	April 4, 2009
Revenues:
Sales to unaffiliated customers:
Industrial Hardware	$14,218,063	$12,354,322
Security Products	10,199,692	9,801,204
Metal Products	6,536,800	6,276,947
	$30,954,555	$28,432,473

Income/(loss) before income taxes:
Industrial Hardware	$1,099,408	$695,852
Security Products	441,449	(552,978)
Metal Products	85,317	(1,111,652)
Operating Profit/(Loss)	1,626,174	(968,778)
Interest expense	(70,072)	(227,314)
Other income	94	25,609
Income/(loss) before income taxes	$1,556,196	$(1,170,483)

Note E – Recent Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance on consolidation of variable interest entities. The new guidance is intended to improve financial reporting by requiring additional disclosures about a company’s involvement in variable interest entities. This new guidance is effective for fiscal years and interim periods beginning after November 15, 2009. The Company adopted this guidance effective January 3, 2010, and it had no impact on the consolidated financial statements of the Company.

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

Note F – Debt

On January 29, 2010, the Company signed a new secured Loan Agreement (the “New Loan Agreement”) with People’s United Bank (“People’s”) which included a $5,000,000 term portion and a $10,000,000 revolving credit portion. The term portion of the loan requires quarterly payments of $178,571 for a period of seven (7) years, maturing on January 31, 2017. The revolving credit portion has a quarterly commitment fee of one quarter of one percent (0.25%). The proceeds of the term portion along with some of the Company’s available cash were used to retire the remaining portion of the debt with Bank of America, N.A., which on January 29, 2010 totaled $10,714,286. There was no balance outstanding on the revolving credit portion at any time during the first quarter of 2010.

Interest on the term portion of the New Loan Agreement is fixed at 4.98%. The interest rate on the revolving credit portion of the New Loan Agreement varies based on the LIBOR rate or the People’s Prime rate plus a margin spread of 2.25%, with a floor rate of 4.0%.

Note G – Goodwill

The following is a roll-forward of goodwill from year-end 2009 to the end of the first quarter 2010:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total

Beginning balance	$2,035,189	$11,833,816	$—	$13,869,005
Foreign exchange	48,316	—	—	48,316
Ending balance	$2,083,505	$11,833,816	$—	$13,917,321

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

The gross carrying amount and accumulated amortization of amortizable intangible assets:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total	Weighted-Average Amortization Period (Years)
2010 Gross Amount:
Patents and developed technology	$ 2,716,992	$ 1,003,748	$ 45,679	$ 3,766,419	15.9
Customer relationships	45,825	1,921,811	-	1,967,636	5.0
Non-compete agreements	30,000	90,735	-	120,735	5.0
Other	-	128,941	-	128,941	1.0
Total Gross Intangibles	$ 2,792,817	$ 3,145,235	$ 45,679	$ 5,983,731	11.6

2010 Accumulated Amortization:
Patents and developed technology	$ 1,310,566	$ 360,769	$ 42,690	$ 1,714,025
Customer relationships	20,621	1,342,319	-	1,362,940
Non-compete agreements	13,500	77,996	-	91,496
Other	-	125,000	-	125,000
Accumulated Amortization	$ 1,344,687	$ 1,906,084	$ 42,690	$ 3,293,461

Net April 3, 2010 per Balance Sheet	$ 1,448,130	$ 1,239,151	$ 2,989	$ 2,690,270

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total	Weighted-Average Amortization Period (Years)
2009 Gross Amount:
Patents and developed technology	$ 2,662,125	$ 995,778	$ 45,679	$ 3,703,582	16.0
Customer relationships	45,825	1,921,811	-	1,967,636	5.0
Non-compete agreements	30,000	90,735	-	120,735	5.0
Other	-	128,941	-	128,941	1.0
Total Gross Intangibles	$ 2,737,950	$ 3,137,265	$ 45,679	$ 5,920,894	11.6

2009 Accumulated Amortization:
Patents and developed technology	$ 1,262,599	$ 342,109	$ 41,996	$ 1,646,704
Customer relationships	18,330	1,246,219	-	1,264,549
Non-compete agreements	12,000	75,943	-	87,943
Other	-	125,000	-	125,000
Accumulated Amortization	$ 1,292,929	$ 1,789,271	$ 41,996	$ 3,124,196

Net January 2, 2010 per Balance Sheet	$ 1,445,021	$ 1,347,994	$ 3,683	$ 2,796,698

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

Significant disclosures relating to these benefit plans for the first quarter of fiscal 2010 and 2009 follow:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	April 3, 2010	April 4, 2009	April 3, 2010	April 4, 2009
Service cost	$559,719	$536,845	$35,250	$33,358
Interest cost	727,241	694,011	34,850	32,500
Expected return on plan assets	(836,276)	(669,345)	(23,675)	(22,443)
Amortization of prior service cost	51,142	51,030	(5,975)	(5,859)
Amortization of the net loss	210,789	293,826	(2,650)	(7,113)
Net periodic benefit cost	$712,615	$906,367	$37,800	$30,443

The Company’s funding policy with respect to its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations. In 2010, the Company is required to contribute $260,000 into its pension plans and $141,000 into its postretirement plan. As of April 3, 2010, the Company has made contributions totaling $46,000 to its postretirement plan and will make the remaining contributions as required during the remainder of the year.

The Company has a contributory savings plan under Section 401(k) of the Internal Revenue Code covering substantially all U.S. non-union employees. The plan allows participants to make voluntary contributions of up to 100% of their annual compensation on a pretax basis, subject to IRS limitations. The plan provides for contributions by the Company at its discretion. The Company made contributions of $41,958 and $47,403 in the first quarter of 2010 and 2009, respectively.

Note J – Stock Based Compensation and Stock Options

The Company has stock option plans for officers, other key employees, and non-employee directors. As of April 3, 2010 two plans have shares reserved for future issuance, the 1995 and 2000 plans. Incentive stock options granted under the 1995 and 2000 plans must have exercise prices that are not less than 100% of the fair market value of the stock on the dates the options are granted. Restricted stock awards may also be granted to participants under the 2000 plan with restrictions determined by the Compensation Committee of the Company’s Board of Directors. Under the 1995 and 2000 plans, nonqualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Company’s Board of Directors. No options or restricted stock were granted in the first quarter of 2010 or 2009.

As of April 3, 2010, there were 367,500 shares available for future grant under the above noted 2000 plan and there were no shares available for grant under the 1995 plan. As of April 3, 2010, there were 589,250 shares of common stock reserved under all option plans for future issuance.

	Three Months Ended April 3, 2010		Year Ended January 2, 2010
	Shares	Weighted - Average Exercise Price	Shares	Weighted - Average Exercise Price
Outstanding at beginning of period	221,750	$10.581	438,000	$10.432
Granted	—	—	—	—
Cancelled	—	—	(62,829)	10.170
Exercised	—	—	(153,421)	10.325
Outstanding at end of period	221,750	10.581	221,750	10.581

Options Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of April 3, 2010	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$9.46 – $10.20	166,250	0.8	$ 9.579
$13.58	55,500	4.7	13.580
	221,750	1.8	10.581

At April 3, 2010, outstanding and exercisable options had an intrinsic value of $638,500, excluding 55,500 options outstanding with an exercise price greater than the market price at April 3, 2010. No stock options were exercised in the first three months of 2010 or 2009.

Note K – Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2006 and non-U.S. income tax examinations by tax authorities prior to 2003.

The total amount of unrecognized tax benefits could increase or decrease within the next twelve months for a number of reasons, including the closure of federal, state and foreign tax years by expiration of the statute of limitations and the recognition and measurement considerations under FASB Accounting Standards Codification (“ASC”) 740. There have been no significant changes to the total amount of unrecognized tax benefits during the three months ended April 3, 2010. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will not increase significantly and will decrease by approximately $244,000 over the next twelve months related primarily to the earnings of its Hong Kong subsidiary and research and development tax credits.

Note L - Financial Instruments and Fair Value Measurements

Financial Risk Management Objectives and Policies

The Company is exposed primarily to credit, interest rate and currency exchange rate risks which arise in the normal course of business.

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk for the Company is its receivable accounts with customers. The Company has established credit limits for customers and monitors their balances to mitigate the risk of loss. At April 3, 2010 and January 2, 2010, there were no significant concentrations of credit risk. No one customer represented more than 10% of the Company’s net trade receivables at April 3, 2010 and January 2, 2010. The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable.

Interest Rate Risk

On January 2, 2010, the Company’ exposure to the risk of changes in market interest rates related primarily to the Company’s debt which bore interest at variable rates, which approximated market interest rates. With the complete refinancing of debt completed on January 29, 2010, the Company has eliminated this exposure as the interest rate on the new debt is fixed at 4.98%.

Fair Value Measurements

Assets and liabilities that require fair value measurement are recorded at fair value using market and income valuation approaches and considering the Company’s and counterparty’s credit risk. The Company uses the market approach and the income approach to value assets and liabilities as appropriate. There are no assets or liabilities requiring fair value measurements on April 3, 2010 or January 2, 2010.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in the Company’s financial position and results of operations for the thirteen weeks ended April 3, 2010. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended January 2, 2010 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010.

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

Overview

Sales in the first quarter of 2010 increased 9% compared to the prior year, as a result of improving economic conditions. The Industrial Hardware segment sales increased approximately 15% and both the Security Products and Metal Products segments each experienced 4% increases in sales in the first quarter of 2010 compared to the first quarter of 2009. The increase in the Industrial Hardware segment was primarily due to sales generated by the introduction of new products for many of the markets we serve. The increase in the Security Products segment was primarily the result of increased sales volume of existing lock products to a variety of markets. The increase in the Metals Products segment was primarily a result of increased volume of our existing mine roof products to both the U.S. and Canadian mining markets.

For the three months ended April 3, 2010, gross margin as a percentage of sales was 20% compared to 12% in the comparable period of 2009. This increase was primarily the result of higher sales volume causing higher utilization of the Company’s production capacity in the 2010 period and improved production processes in the Metal Products segment resulting in a reduction in down-time and scrap.

Raw material prices have increased slightly from the prior year period. The Company is recovering these increases from our customers, wherever possible. The Company expects raw material prices to increase as worldwide economic conditions continue to improve, which may negatively impact future operating margins. Currently, there is no indication that the Company will be unable to obtain supplies of all the materials that it requires.

Cash flow from operations in the first quarter of 2010 has decreased compared to the same period in 2009. During the first quarter of 2010, the Company paid off its $11.4 million debt with Bank of America, N.A. and established a new banking relationship with People’s United Bank consisting of a $5 million term portion and a $10 million revolving credit portion. The Company has not used any of the new revolving credit to date. Cash flow from operations, along with the result of controlling discretionary expenditures, should be sufficient to enable the Company to meet all its existing obligations and continue its quarterly dividend payments.

A more detailed analysis of the Company’s results of operations and financial condition follows:

Results of Operations

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of operations as a percentage of net sales, by segment:

	Three Months Ended April 3, 2010
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	77.6%	78.0%	90.6%	80.4%
Gross margin	22.4%	22.0%	9.4%	19.6%

Selling and administrative expense	14.7%	17.7%	8.1%	14.3%
Operating profit	7.7%	4.3%	1.3%	5.3%

	Three Months Ended April 4, 2009
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	78.9%	85.0%	110.5%	88.0%
Gross margin	21.1%	15.0%	-10.5%	12.0%

Selling and administrative expense	15.5%	20.6%	7.2%	15.4%
Operating profit/(loss)	5.6%	-5.6%	-17.7%	-3.4%

The following table shows the amount of change for the first quarter of 2010 compared to the first quarter of 2009 in sales, cost of products sold, gross margin, selling and administrative expenses and operating results, by segment (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$ 1,864	$ 398	$ 260	$ 2,522

Volume	-1.2%	3.8%	0.1%	0.8%
Prices	-1.1%	0.0%	4.0%	0.4%
New products	17.4%	0.3%	0.0%	7.7%
	15.1%	4.1%	4.1%	8.9%

Cost of products sold	$ 1,279	$ (379)	$(1,017)	$ (117)
	13.1%	-4.6%	-14.7%	-0.5%

Gross margin	$ 585	$ 777	$ 1,277	$ 2,639
	22.4%	52.8%	193.3%	77.2%

Selling and administrative expenses	$ 181	$ (217)	$ 80	$ 44
	9.5%	-10.7%	17.6%	1.0%

Operating profit	$ 404	$ 994	$ 1,197	$ 2,595
	58.0%	179.8%	107.7%	267.9%

Industrial Hardware Segment

Net sales in the Industrial Hardware segment were up 15% in the first quarter of 2010 compared to the prior year quarter. While sales of existing products were down 1% compared to the prior year period, the increase in sales in the first quarter of 2010 was the result of sales generated from the introduction of new products for the various markets we serve. All of the new products were developed internally and included a 3-point top base plate, a control rod SA, a crawler door, and a slam bolt assembly for the military market, a t-handle center case for the truck accessory market, an aluminum roller assembly for the distribution market, as well as several new lightweight honeycomb structures for the high tech and transportation industries including truck bodies for the Mexican market. The Industrial Hardware segment continues to develop new latching systems for the military and has been successful in continuing to generate orders for military projects. Sales to the Class 8 truck market showed some improvement during the first quarter of 2010 and are predicted to continue improving as the year progresses.

Cost of products sold for the Industrial Hardware segment increased 13% from the first quarter of 2009 to the first quarter of 2010. The increase is primarily due to increased costs for payroll and payroll related charges and outside parts and processing.

Gross margin as a percent of net sales increased slightly from 21% to 22% in the first quarter of 2010, a direct result of the higher sales volume.

Selling and administrative expenses increased 10% for the first quarter of 2010 compared to the prior year period primarily due to increases in payroll and payroll related charges and advertising expenses.

Security Products Segment

Net sales in the Security Products segment increased 4% in the first quarter of 2010 compared to the first quarter of 2009. The increase in sales in the first quarter of 2010 in the Security Products segment is primarily the result of increased sales of lock products to the computer, travel, vehicle and enclosure markets. The current economic conditions continue to negatively impact sales to the gaming, appliance and commercial laundry markets. Sales of new products included new lock products for the tradeshow and enclosure markets. Several new products for the commercial laundry market are scheduled to be introduced beginning in the second quarter of 2010.

Cost of products sold for the Security Products segment was down 5% in 2010 compared to the first quarter of 2009. The decrease in cost of products sold was due to decreased costs for research and development, engineering and payroll and payroll related charges. These decreases were partially offset by increased costs for raw materials and purchased parts.

Gross margin as a percentage of sales increased from 15% to 22% due to the mix of products sold in 2010 compared to the same period in 2009 as well as reductions in cost of products sold discussed in the above paragraph.

Selling and administrative expenses decreased 11% from 2009 levels primarily due to one-time severance charges incurred in the 2009 period resulting from downsizing the administrative staff at that time, and lower amortization charges for intangibles and payroll and payroll related charges in the 2010 period.

Metal Products Segment

Net sales in the Metal Products segment increased 4% in the first quarter of 2010 as compared to the prior year period. Sales of mining products were up 13% in 2010 compared to the first quarter of 2009 and sales of contract castings decreased 24% from the prior year levels. The increase in sales of mining products was driven by increased demand in both the U.S. and Canadian mining markets compared to the prior year first quarter. The decrease in sales of contract casting was primarily the result of a decision to eliminate any low margin contract casting products.

Cost of products sold decreased 15% in the first quarter of 2010 compared to the same period in 2009. The decrease is attributed to improvements in production processes resulting in both reduced down-time and production scrap. While cost increases were experienced in raw materials, payroll and payroll related charges, supplies and tools and equipment maintenance, these cost increases were more than offset by the improved production efficiency resulting in an increase in inventory.

Gross margin as a percentage of net sales improved from -10.5% in the first quarter of 2009 to 9.4% for the 2010 quarter. The increase is due to the mix of products produced, elimination of products with unacceptable profit margins and improvement in manufacturing processes in the 2010 period.

Selling and administrative expenses were up 18% in 2010 compared to the same period in 2009. The increase was related to an increase in payroll and payroll related charges in 2010.

Other Items

Interest expense decreased 69% in the first quarter of 2010 compared to the prior year period primarily due to the decreased level of debt and a lower fixed interest rate.

Other income for both periods presented was not material to the financial statements.

Income taxes reflected the change in the operating results. The effective tax rate in the first quarter of 2010 was 35% compared to -7% in the first quarter of 2009. The lower effective rate in the first quarter of 2009 resulted from a tax benefit related to the loss from operations which was reduced by a discrete tax item related to the repatriation of foreign earnings without an offsetting foreign tax credit. See also Note K – Income Taxes, included at Item 1 of this Form 10-Q.

Liquidity and Sources of Capital

On January 29, 2010, the Company signed a new secured Loan Agreement (the “New Loan Agreement”) with People’s United Bank (“People’s”) which included a $5,000,000 term portion and a $10,000,000 revolving credit portion. The proceeds of the term portion along with some of the Company’s available cash were used to retire the remaining portion of the debt with Bank of America, N.A., which on January 29, 2010 totaled $10,714,286.

The Company generated $2.2 million from operations during the first three months of 2010 compared to $3.1 million during the same period in 2009. The decrease in cash flows was primarily the result of the associated timing differences for collections of accounts receivable and payments of liabilities and changes in inventories. Cash flow from operations coupled with cash on hand at the beginning of the year were sufficient to fund capital expenditures, debt service, and dividend payments. The Company did not utilize its revolving line of credit during the first three months of 2010 or 2009.

Additions to property, plant and equipment were $969,000 for the first three months of 2010 compared to $683,000 for the same period in 2009. Total capital expenditures for 2010 are expected to be in the range of $4 million to $5 million. As of April 3, 2010, there are approximately $1.0 million of outstanding commitments for these capital expenditures.

Total inventories as of April 3, 2010 were $25.1 million, compared to $24.5 million at year-end 2009. The inventory turnover ratio of 4.0 turns at the end of the first quarter was comparable to both the year-end 2009 ratio of 3.8 turns and the 3.7 turns in the first quarter of 2009. Accounts receivable increased to $16.7 million from $15.3 million at year end 2009 and $15.4 million at the end of the first quarter of fiscal 2009. The increases are related to higher revenues in the first quarter of the current year. The average days sales in accounts receivable for the first quarter of 2010 at 49 days was comparable to both the 50 days at the end of fiscal 2009 and the 49 days at the end of the first quarter of fiscal 2009.

Cash flow from operating activities and funds available under the revolving credit portion of the Company’s loan agreement are expected to be sufficient to cover future foreseeable working capital requirements. See also Note F - Debt, included at Item 1 of this Form 10-Q.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from what was reported in the 2009 Annual Report on Form 10-K.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

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

Changes in Internal Controls:

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

ITEM 1A – RISK FACTORS

There have been no material changes in risk factors from what was reported in the 2009 Annual Report on Form 10-K.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered securities by the Company or purchases of registered equity securities by the Company during the period covered by this report.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – (REMOVED AND RESERVED)

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

31) Certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32) Certifications pursuant to Rule 13a-14(b) and 18 USC 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(1)) The Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010 is incorporated herein by reference.

99(2)) Form 8-K filed on April 28, 2010 setting forth the press release reporting the Company’s earnings for the quarter ended April 3, 2010 is incorporated herein by reference.

99(3)) Form 8-K filed on April 29, 2010 setting forth the results of the vote at the annual meeting of shareholders of the Company which was held on April 28, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE EASTERN COMPANY
(Registrant)
DATE: April 29, 2010	/s/Leonard F. Leganza
Leonard F. Leganza Chairman, President and Chief Executive Officer

DATE: April 29, 2010	/s/John L. Sullivan III
John L. Sullivan III Vice President and Chief Financial Officer