Form 10-Q
period 2010-07-03
EASTERN CO
filed 2010-07-29
CIK 31107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 3, 2010

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

Yes   [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding as of July 3, 2010
Common Stock, No par value	6,124,853

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	July 3, 2010	January 2, 2010
Current Assets
Cash and cash equivalents	$12,269,452	$16,746,673
Accounts receivable, less allowances: $428,000 - 2010; $392,000 - 2009	16,572,311	15,326,416
Inventories	26,425,608	24,520,289
Prepaid expenses and other assets	2,101,996	2,037,745
Deferred income taxes	1,129,898	1,129,898
Total Current Assets	58,499,265	59,761,021

Property, Plant and Equipment	52,078,153	50,339,002
Accumulated depreciation	(28,838,950)	(27,365,369)
	23,239,203	22,973,633

Goodwill	13,852,596	13,869,005
Trademarks	150,751	151,341
Patents, technology, and other intangibles net of accumulated amortization	2,506,830	2,796,698
Deferred income taxes	1,104,387	1,283,323
Prepaid pension cost	25,586	36,838
	17,640,150	18,137,205
TOTAL ASSETS	$99,378,618	$100,871,859

LIABILITIES AND SHAREHOLDERS’ EQUITY	July 3, 2010	January 2, 2010
Current Liabilities
Accounts payable	$8,006,561	$5,335,317
Accrued compensation	1,982,539	1,811,236
Other accrued expenses	1,407,950	1,191,360
Current portion of long-term debt	714,286	7,142,858
Total Current Liabilities	12,111,336	15,480,771

Other long-term liabilities	1,042,650	1,077,247
Long-term debt, less current portion	3,928,571	4,285,713
Accrued postretirement benefits	1,345,705	1,341,498
Accrued pension cost	12,462,890	12,089,326

Shareholders’ Equity
Voting Preferred Stock, no par value: Authorized and unissued 1,000,000 shares
Nonvoting Preferred Stock, no par value: Authorized and unissued 1,000,000 shares
Common Stock, no par value: Authorized: 50,000,000 shares
Issued: 8,819,582 shares in 2010 and 8,709,384 shares in 2009	27,306,503	26,236,477
Treasury Stock: 2,694,729 shares in 2010 and 2,644,215 shares in 2009	(19,105,723)	(18,375,416)
Retained earnings	68,886,733	67,558,201

Accumulated other comprehensive income (loss):
Foreign currency translation	1,590,247	1,696,013
Unrecognized net pension and postretirement benefit costs, net of tax	(10,190,294)	(10,517,971)
Accumulated other comprehensive loss	(8,600,047)	(8,821,958)
Total Shareholders’ Equity	68,487,466	66,597,304
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$99,378,618	$100,871,859

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months Ended		Three Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Net sales	$63,532,220	$56,520,102	$32,577,665	$28,087,629
Cost of products sold	(50,574,900)	(47,423,251)	(25,679,320)	(22,410,863)
Gross margin	12,957,320	9,096,851	6,898,345	5,676,766

Selling and administrative expenses	(9,055,896)	(8,491,950)	(4,623,095)	(4,103,087)
Operating profit	3,901,424	604,901	2,275,250	1,573,679

Interest expense	(138,069)	(447,181)	(67,997)	(219,867)
Other income	491	39,686	397	14,077
Income before income taxes	3,763,846	197,406	2,207,650	1,367,889

Income taxes	1,343,317	437,554	796,781	525,507
Net income/(loss)	$2,420,529	$(240,148)	$1,410,869	$842,382

Earnings/(loss) per Share:
Basic	$.40	$(.04)	$.23	$.14

Diluted	$.39	$(.04)	$.23	$.13

Cash dividends per share:	$.18	$.18	$.09	$.09

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Six Months Ended		Three Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Net income/(loss)	$2,420,529	$(240,148)	$1,410,869	$842,382
Other comprehensive income/(loss):
Change in foreign currency translation	(105,766)	316,130	(450,658)	486,493
Change in pension and postretirement benefit costs, net of taxes of: 2010 – $178,936 and $89,468, respectively 2009 – $239,717 and $122,496, respectively	327,677	438,983	163,839	224,320
Change in fair value of derivative financial instruments, net of income taxes of: 2009 – $104,593 and $70,211, respectively	-	191,536	-	128,572
	221,911	946,649	(286,819)	839,385
Comprehensive income	$2,642,440	$706,501	$1,124,050	$1,681,767

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	July 3, 2010	July 4, 2009
Operating Activities
Net income/(loss)	$2,420,529	$(240,148)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	1,981,307	2,070,696
Provision for doubtful accounts	54,449	67,888
Loss on sale of equipment and other assets	-	482
Issuance of Common Stock for directors’ fees	12,306	18,458
Changes in operating assets and liabilities:
Accounts receivable	(1,321,810)	1,549,901
Inventories	(1,918,552)	5,224,934
Prepaid expenses and other	(15,062)	848,963
Prepaid pension cost	908,679	1,280,531
Other assets	(117,843)	(56,186)
Accounts payable	2,690,396	(2,091,707)
Accrued compensation	174,675	(510,457)
Other accrued expenses	153,484	1,030,621
Net cash provided by operating activities	5,022,558	9,193,976

Investing Activities
Purchases of property, plant and equipment	(1,914,722)	(1,312,260)
Net cash used in investing activities	(1,914,722)	(1,312,260)

Financing Activities
Principal payments on long-term debt	(11,785,714)	(1,524,904)
Proceeds from issuance of long-term debt	5,000,000	-
Proceeds from sales of Common Stock	1,038,350	231,188
Tax benefit from exercise of incentive stock options	19,370	-
Purchases of Common Stock for treasury	(730,307)	(225,291)
Dividends paid	(1,091,997)	(1,074,149)
Net cash used in financing activities	(7,550,298)	(2,593,156)

Effect of exchange rate changes on cash	(34,759)	24,953
Net change in cash and cash equivalents	(4,477,221)	5,313,513

Cash and cash equivalents at beginning of period	16,746,673	8,967,625
Cash and cash equivalents at end of period	$12,269,452	$14,281,138

See accompanying notes.

THE EASTERN COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
July 3, 2010

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

The condensed consolidated balance sheet as of January 2, 2010 has been derived from the audited consolidated balance sheet at that date.

Note B – Earnings/(Loss) Per Share

The denominators used in the earnings/(loss) per share computations follow:

	Six Months Ended		Three Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Basic:
Weighted average shares outstanding	6,069,977	5,966,787	6,074,700	5,967,826

Diluted:
Weighted average shares outstanding	6,069,977	5,966,787	6,074,700	5,967,826
Dilutive stock options	107,870	-	90,669	300,979
Denominator for diluted earnings per share	6,177,847	5,966,787	6,165,369	6,268,805

In the above table, the Company has excluded the effect of all outstanding stock options for the six month period ended July 4, 2009, as their inclusion would be anti-dilutive.  There were no anti-dilutive stock options in the 2010 period.

Note C – Inventories

The components of inventories follow:

	July 3, 2010	January 2, 2010

Raw material and component parts	$ 8,456,195	$ 7,837,854
Work in process	4,703,758	4,367,851
Finished goods	13,265,655	12,314,584
	$ 26,425,608	$ 24,520,289

Note D – Segment Information

Segment financial information follows:

	Six Months Ended		Three Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Revenues:
Sales to unaffiliated customers:
Industrial Hardware	$28,237,294	$24,760,731	$14,019,231	$12,406,409
Security Products	22,065,334	20,916,439	11,865,642	11,115,235
Metal Products	13,229,592	10,842,932	6,692,792	4,565,985
	$63,532,220	$56,520,102	$32,577,665	$28,087,629

Income before income taxes:
Industrial Hardware	$2,389,134	$1,766,519	$1,289,726	$1,070,667
Security Products	1,382,693	53,692	941,244	606,669
Metal Products	129,597	(1,215,310)	44,280	(103,657)
Operating Profit	3,901,424	604,901	2,275,250	1,573,679
Interest expense	(138,069)	(447,181)	(67,997)	(219,867)
Other income	491	39,686	397	14,077
	$3,763,846	$197,406	$2,207,650	$1,367,889

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

Note F – Debt

On January 29, 2010, the Company signed a secured Loan Agreement with People’s United Bank (“People’s”) which included a $5,000,000 term portion and a $10,000,000 revolving credit portion.  The term portion of the loan requires quarterly payments of $178,571 for a period of seven (7) years, maturing on January 31, 2017.  The revolving credit portion has a quarterly commitment fee of one quarter of one percent (0.25%).   There was no balance outstanding on the revolving credit portion at any time during the life of the Loan Agreement.

Interest on the term portion of the Loan Agreement is fixed at 4.98%.  The interest rate on the revolving credit portion of the Loan Agreement varies based on the LIBOR rate or People’s Prime rate plus a margin spread of 2.25%, with a floor rate of 4.0%.

Note G – Goodwill

The following is a roll-forward of goodwill from year-end 2009 to the end of the second quarter 2010:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total

Beginning balance	$2,035,189	$11,833,816	$—	$13,869,005
Foreign exchange	(16,409)	—	—	(16,409)
Ending balance	$2,018,780	$11,833,816	$—	$13,852,596

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

The gross carrying amount and accumulated amortization of amortizable intangible assets:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total	Weighted-Average Amortization Period (Years)
2010 Gross Amount:
Patents and developed technology	$2,645,966	$1,004,403	$45,679	$3,696,048	15.9
Customer relationships	45,825	1,921,811	—	1,967,636	5.0
Non-compete agreements	30,000	90,735	—	120,735	5.0
Other	—	128,941	—	128,941	1.0
Total Gross Intangibles	$2,721,791	$3,145,890	$45,679	$5,913,360	11.6

2010 Accumulated Amortization:
Patents and developed technology	$1,302,096	$379,670	$43,384	$1,725,150
Customer relationships	22,913	1,438,419	—	1,461,332
Non-compete agreements	15,000	80,048	—	95,048
Other	—	125,000	—	125,000
Total Gross Amortization	$1,340,009	$2,023,137	$43,384	$3,406,530

Net July 3, 2010 per Balance Sheet	$1,381,782	$1,122,753	$2,295	$2,506,830

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total	Weighted-Average Amortization Period (Years)
2009 Gross Amount:
Patents and developed technology	$2,662,125	$995,778	$45,679	$3,703,582	16.0
Customer relationships	45,825	1,921,811	—	1,967,636	5.0
Non-compete agreements	30,000	90,735	—	120,735	5.0
Other	—	128,941	—	128,941	1.0
Total Gross Intangibles	$2,737,950	$3,137,265	$45,679	$5,920,894	11.6

2009 Accumulated Amortization:
Patents and developed technology	$1,262,599	$342,109	$41,996	$1,646,704
Customer relationships	18,330	1,246,219	—	1,264,549
Non-compete agreements	12,000	75,943	—	87,943
Other	—	125,000	—	125,000
Total Gross Amortization	$1,292,929	$1,789,271	$41,996	$3,124,196

Net January 2, 2009 per Balance Sheet	$1,445,021	$1,347,994	$3,683	$2,796,698

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

Significant disclosures relating to these benefit plans for the second quarter and first six months of fiscal 2010 and 2009 follow:

	Pension Benefits
	Six Months Ended		Three Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Service cost	$1,119,438	$1,094,217	$559,719	$557,372
Interest cost	1,454,480	1,414,586	727,239	720,575
Expected return on plan assets	(1,672,552)	(1,364,436)	(836,276)	(695,091)
Amortization of prior service cost	102,286	104,023	51,144	52,993
Amortization of the net loss	421,577	598,955	210,788	305,129
Net periodic benefit cost	$1,425,229	$1,847,345	$712,614	$940,978

	Postretirement Benefits
	Six Months Ended		Three Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Service cost	$70,500	$67,982	$35,250	$34,624
Interest cost	69,700	66,257	34,850	33,757
Expected return on plan assets	(47,350)	(44,751)	(23,675)	(22,308)
Amortization of prior service cost	(11,950)	(11,945)	(5,975)	(6,086)
Amortization of the net loss	(5,300)	(12,333)	(2,650)	(5,220)
Net periodic benefit cost	$75,600	$65,210	$37,800	$34,767

The Company’s funding policy with respect to its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations. In 2010, the Company is required to contribute $260,000 into its pension plans and $141,000 into its postretirement plan. As of July 3, 2010, the Company has made contributions totaling $174,000 to its pension plan and $90,000 to its postretirement plan.  The remaining contributions will be made as required over the remainder of the year.  The Company also made a $333,000 discretionary contribution to its pension plans during the second quarter.

The Company has a contributory savings plan under Section 401(k) of the Internal Revenue Code covering substantially all U.S. non-union employees. The plan allows participants to make voluntary contributions of up to 100% of their annual compensation on a pretax basis, subject to IRS limitations. The plan provides for contributions by the Company at its discretion. The Company made contributions of $43,522 and $85,480 in the second quarter and first six months of 2010, respectively, and $43,477 and $90,780 in the second quarter and first six months of 2009, respectively.

Note J – Stock Based Compensation and Stock Options

The Company has stock option plans for officers, other key employees, and non-employee directors. As of July 3, 2010 two plans have shares reserved for future issuance, the 1995 and 2000 plans.  Incentive stock options granted under the 1995 and 2000 plans must have exercise prices that are not less than 100% of the fair market value of the stock on the dates the options are granted. Restricted stock awards may also be granted to participants under the 2000 plan with restrictions determined by the Compensation Committee of the Company’s Board of Directors. Under the 1995 and 2000 plans, nonqualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Company’s Board of Directors. No options or restricted stock were granted in the first six months of 2010 or 2009.

As of July 3, 2010, there were 367,500 shares available for future grant under the above noted 2000 plan and there were no shares available for grant under the 1995 plan.  Subsequent to July 3, 2010 and prior to issuing this Form 10-Q, the 367,500 shares available for future grant under the 2000 plan expired by the terms of the plan, leaving zero shares available under the 2000 plan for future grant.  As of July 3, 2010, there were 479,950 shares of common stock reserved under all option plans for future issuance.  Subsequent to the end of the second quarter, this amount was reduced to 108,000 shares effective July 19, 2010 as a result of the expiration of the 367,500 shares under the 2000 plan and the exercise of a stock option for 4,450 shares on July 15, 2010. In addition, on July 20, 2010, The Eastern Company 2010 Executive Stock Incentive Plan became effective as a result of the affirmative vote of the majority of the votes cast on this matter at the Annual Meeting of Shareholders.  The 2010 plan provides for 500,000 shares to be available for future grant under the terms of the plan.  Effective July 20, 2010, there were a total of 608,000 shares reserved for issuance under all plans.

	Six Months Ended July 3, 2010		Year Ended January 2, 2010
	Shares	Weighted - Average Exercise Price	Shares	Weighted - Average Exercise Price
Outstanding at beginning of period	221,750	$10.581	438,000	$10.432
Granted	—	—	—	—
Cancelled	—	—	(62,829)	10.170
Exercised	109,300	9.50	(153,421)	10.325
Outstanding at end of period	112,450	11.631	221,750	10.581

Options Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of July 3, 2010	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$9.46 – $10.20	56,950	1.5	$ 9.732
	55,500	4.5	13.580
	112,450	3.0	11.631

At July 3, 2010, outstanding and exercisable options had an intrinsic value of $286,626. The total intrinsic value of stock options exercised in the first six months of 2010 was $541,206.  For the six month periods ended July 3, 2010 and July 4, 2009, the Company recognized tax benefits of $19,370 and $0, respectively, resulting from the disqualification of incentive stock options that were exercised and sold prior to the required holding period.

Note K – Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2006 and non-U.S. income tax examinations by tax authorities prior to 2003.

The total amount of unrecognized tax benefits could increase or decrease within the next twelve months for a number of reasons, including the closure of federal, state and foreign tax years by expiration of the statute of limitations and the recognition and measurement considerations under FASB Accounting Standards Codification (“ASC”) 740.  There have been no significant changes to the total amount of unrecognized tax benefits during the three months ended July 3, 2010.  The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will not increase significantly and will decrease by approximately $244,000 over the next twelve months primarily related to the earnings of its Hong Kong subsidiary and research and development tax credits.

Note L - Financial Instruments and Fair Value Measurements

Financial Risk Management Objectives and Policies

The Company is exposed primarily to credit, interest rate and currency exchange rate risks which arise in the normal course of business.

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk for the Company is its receivable accounts with customers. The Company has established credit limits for customers and monitors their balances to mitigate the risk of loss. At July 3, 2010 and January 2, 2010, there were no significant concentrations of credit risk. No one customer represented more than 10% of the Company’s net trade receivables at July 3, 2010 and January 2, 2010. The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable.

Interest Rate Risk

On January 2, 2010, the Company’ exposure to the risk of changes in market interest rates related primarily to the Company’s debt which bore interest at variable rates, which approximated market interest rates. With the complete refinancing of debt completed on January 29, 2010, the Company has eliminated this exposure as the interest rate on the new debt is fixed at 4.98%.

Fair Value Measurements

Assets and liabilities that require fair value measurement are recorded at fair value using market and income valuation approaches and considering the Company’s and counterparty’s credit risk. The Company uses the market approach and the income approach to value assets and liabilities as appropriate. There are no assets or liabilities requiring fair value measurements on July 3, 2010 or January 2, 2010.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in the Company’s financial position and results of operations for the twenty-six weeks ended July 3, 2010. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended January 2, 2010 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010.

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

Overview

Sales in the second quarter of 2010 increased 16% compared to the second quarter of 2009, as a result of the overall improvement in the economy in the 2010 period.  In the second quarter of 2010 Industrial Hardware sales increased 13%, Security Products sales increased 7% and Metal Products sales increased 47% compared to the prior year period.  The increases were primarily due to increased demand for our current products in many of the markets we serve as a result of the improving worldwide economic conditions.

Gross margin as a percentage of sales for the three months ended July 3, 2010 increased slightly to 21% compared to 20% in the comparable period a year ago. This increase was primarily the result of increased sales volume causing higher utilization of the Company’s production capacity in the 2010 period and improved production processes in the Metal Products segment resulting in a reduction in down-time and scrap.

Sales in the first six months of 2010 increased 12% compared to the prior year period as a result of improvement in the general economy.  Sales increased in the first six months of 2010 by 14% in the Industrial Hardware segment, by 6% in the Security Products segment, and by 22% in the Metal Products segment compared to the prior year period. The increases were primarily due to increased demand for our current products in many of the markets we serve as a result of the strengthening worldwide economic conditions.

Gross margin as a percentage of sales for the six months ended July 3, 2010 was 20% compared to 16% in the comparable period a year ago.  This increase was primarily the result of increased sales volume causing higher utilization of the Company’s production capacity in the 2010 period and improved production processes in the Metal Products segment resulting in a reduction in down-time and scrap.

Raw material prices have increased slightly from the prior year period.  The Company endeavors to recover these price increases from our customers, wherever possible.  Raw material costs could negatively impact future gross margins if raw material prices rise faster than the Company can recover those increases through either price increases to our customers or cost reductions.  Currently, there is no indication that the Company will be unable to obtain supplies of all the materials that it requires.

Cash flow from operations in the first six months of 2010 decreased compared to the same period in 2009. During the first quarter of 2010, the Company paid off its $11.4 million debt with Bank of America, N.A. and established a new banking relationship with People’s United Bank consisting of a $5 million term loan and a $10 million revolving credit facility.  The Company has not used any of the new revolving credit facility to date.  Cash flow from operations, along with the result of controlling discretionary expenditures, should be sufficient to enable the Company to meet all its existing obligations and continue its quarterly dividend payments.

A more detailed analysis of the Company’s results of operations and financial condition follows:

Results of Operations

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of operations as a percentage of net sales, by segment:

	Three Months Ended July 3, 2010
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	75.2%	75.2%	93.0%	78.8%
Gross margin	24.8%	24.8%	7.0%	21.2%

Selling and administrative expense	15.6%	16.9%	6.3%	14.2%
Operating profit	9.2%	7.9%	0.7%	7.0%

	Three Months Ended July 4, 2009
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	76.4%	78.2%	93.0%	79.8%
Gross margin	23.6%	21.8%	7.0%	20.2%

Selling and administrative expense	15.0%	16.4%	9.3%	14.6%
Operating profit/(loss)	8.6%	5.4%	-2.3%	5.6%

The following table shows the amount of change for the second quarter of 2010 compared to the second quarter of 2009 in sales, cost of products sold, gross margin, selling and administrative expenses and operating profit, by segment (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$ 1,613	$ 750	$ 2,127	$ 4,490

Volume	8.7%	7.4%	40.7%	13.4%
Prices	-0.7%	-1.3%	5.9%	0.1%
New products	5.0%	0.7%	0.0%	2.5%
	13.0%	6.8%	46.6%	16.0%

Cost of products sold	$ 1,064	$ 228	$ 1,976	$ 3,268
	11.2%	2.6%	46.5%	14.6%

Gross margin	$ 549	$ 522	$ 151	$ 1,222
	18.7%	21.5%	47.2%	21.5%

Selling and administrative expenses	$ 330	$ 187	$ 3	$ 520
	17.7%	10.3%	0.6%	12.7%

Operating profit	$ 219	$ 335	$ 148	$ 702
	20.5%	55.1%	142.7%	44.6%

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of income as a percentage of net sales, by segment:

	Six Months Ended July 3, 2010
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	76.4%	76.4%	91.8%	79.6%
Gross margin	23.6%	23.6%	8.2%	20.4%

Selling and administrative expense	15.1%	17.3%	7.2%	14.3%
Operating profit	8.5%	6.3%	1.0%	6.1%

	Six Months Ended July 4, 2009
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	77.7%	81.4%	103.1%	83.9%
Gross margin	22.3%	18.6%	-3.1%	16.1%

Selling and administrative expense	15.2%	18.4%	8.1%	15.0%
Operating profit/(loss)	7.1%	0.2%	-11.2%	1.1%

The following table shows the amount of change for the first six months of 2010 compared to the first six months of 2009 in sales, cost of products sold, gross margin, selling and administrative expenses and operating profit, by segment (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$ 3,476	$ 1,149	$ 2,387	$ 7,012

Volume	3.7%	5.7%	17.2%	7.1%
Prices	-0.9%	-0.7%	4.8%	0.2%
New products	11.2%	0.5%	0.0%	5.1%
	14.0%	5.5%	22.0%	12.4%

Cost of products sold	$ 2,343	$ (151)	$ 960	$ 3,152
	12.2%	-0.9%	8.6%	6.6%

Gross margin	$ 1,133	$ 1,300	$ 1,427	$ 3,860
	20.5%	33.3%	418.2%	42.4%

Selling and administrative expenses	$ 510	$ (29)	$ 82	$ 563
	13.5%	-0.8%	9.4%	6.6%

Operating profit	$ 623	$ 1,329	$ 1,345	$ 3,297
	35.2%	2,475.2%	110.7%	545.0%

Industrial Hardware Segment

Net sales in the Industrial Hardware segment were up 13% in the second quarter of 2010 and up 14% in the first six months compared to the prior year periods. The higher sales in both the second quarter and six month period reflected an increase in sales of existing products, primarily to the vehicular markets in 2010 compared to the same periods in 2009 and the introduction of new products. The increases were reduced by a reduction of sales to the military market resulting from the completion of certain military projects.  All of the new products were developed internally and included a 3-point top base plate, a control rod SA, a crawler door, and a slam bolt assembly for the military market, a t-handle center case for the truck accessory market, an aluminum roller assembly for the distribution market, as well as several new lightweight honeycomb structures for the high tech and transportation industries including truck box assemblies for delivery trucks for the Mexican market.  The Industrial Hardware segment continues to develop new latching systems for the military and continues to actively pursue expansion of hardware sales to the military markets.  Sales of our sleeper cabs to the Class 8 truck market, an improvement that began in the first quarter of 2010, is predicted to continue improving as the year progresses.

Cost of products sold for the Industrial Hardware segment increased 11% in the second quarter and 12% in the first half of 2010 compared to the prior year periods.  The primary reason for the increase was due to higher volume of sales in the 2010 periods.

Gross margin as a percent of net sales increased slightly to 25% in the second quarter of 2010 from 24% in the 2009 quarter.  Gross margin in the first half of 2010 increased slightly to 24% from 22% in the prior year period.  The improvement in gross margin for the 2010 periods was primarily the result of higher volume of sales in 2010.

Selling and administrative expenses increased 18% for the second quarter and 14% for the first half of 2010 compared to the prior year periods, primarily due to increased expenses for travel, payroll and payroll related charges.

Security Products Segment

Net sales in the Security Products segment increased 7% in the second quarter and 5% in the first half of 2010 compared to the 2009 periods. The increase in sales in both the second quarter and six months of 2010 in the Security Products segment is primarily the result of increased sales of lock products to the computer, travel, vehicle and enclosure markets. The current economic conditions continue to negatively impact sales to the gaming and commercial laundry markets.  Sales of new products included new lock products for the tradeshow and enclosure markets.  As noted in the first quarter Form 10-Q, several new products were introduced to the commercial laundry market during the second quarter and are being tested by potential customers.

Cost of products sold for the Security Products segment increased 3% in the second quarter and decreased 1% in the first half of 2010 compared to the same periods in 2009.  The increase in the second quarter of 2010 was primarily the result of increased cost for raw materials and purchased parts.  The increase was partially offset by decreases in expenses for research and development, engineering, payroll and payroll related charges. The decrease in cost of products sold for the first half of 2010 was due to the decreases in expenses for research and development, engineering, payroll and payroll related charges, which were greater than the increased cost for raw materials and purchased parts.

Gross margin as a percentage of sales in the second quarter increased to 25% in 2010 from 22% in the prior year period.  Gross margin in the first half increased to 24% from 19% in the 2009 period.  The increases in both the second quarter and first half of 2010 were primarily the result of the increased sales volume and the mix of products sold as compared to the prior year period.

Selling and administrative expenses increased 10% in the second quarter of 2010 as compared to the 2009 period and were comparable in the first half of 2010 and 2009.  The increases in the second quarter were primarily due to increased payroll and payroll related charges and higher sales commission payments in the 2010 period based on the higher sales volume.

Metal Products Segment

Net sales in the Metal Products segment were up 47% in the second quarter and up 22% in the first half of 2010 as compared to the prior year periods.  Sales of mining products were up 47% in the second quarter and up 28% in the first half of 2010 compared to the prior year periods. The increase in sales of mining products was driven by increased demand in both the U.S. and Canadian mining markets compared to the prior year periods. Sales of contract castings decreased 20% in the second quarter and 22% in the first half of 2010 from the prior year levels. The decrease in sales of contract casting was primarily the result of a decision to eliminate any low margin contract casting products.  There were no sales of new products in 2010 in the Metal Products segment.  A large part of the $2.5 million capital expenditure program in the Metal Products segment is planned for installation during a scheduled shutdown of the facility during the first two weeks of August, and any unforeseen or unanticipated events could have a negative impact on third quarter results.

Cost of products sold increased 47% in the second quarter and 9% in the first half of 2010 compared to the same periods in 2009.  The increases in both 2010 periods are primarily attributable to the product mix, costs associated with the higher volume of sales in 2010, and increases in raw material costs.  In addition, the second quarter of 2010 experienced a significant increase in costs for processing outside parts as compared to the prior year period.

Gross margin as a percentage of net sales was 7% in both the second quarter of 2010 and 2009 and increased from -3% to 8% for the first half of 2010 compared to the 2009 period. Gross margin in the second quarter of 2010 was impacted by higher costs for processing outside parts, which was offset by price increases to our customers and thus was comparable to the prior year period.  The increase in the first half of 2010 compared to the prior year period is due to the mix of products produced, elimination of products with unacceptable profit margins, price increases to customers, and improvement in manufacturing processes in the 2010 period.

Selling and administrative expenses were up 1% in the second quarter and 9% in the first half of 2010 compared to the same periods in 2009.  The increases were related to an increase in payroll and payroll related charges in 2010.

Other Items

Interest expense decreased 69% in both the second quarter and first six months of 2010 compared to the prior year period primarily due to the decreased level of debt and lower fixed interest rate in 2010.

Other income was not material to the financial statements.

Income taxes reflected the change in the earnings level. The effective tax rate in the second quarter of 2010 was 36.1% compared to 38.4% in the second quarter of 2009.  The decrease in the effective tax rate in the second quarter is the result of the mix of U.S. and foreign income, as well as a change in the mix of U.S. earnings in states with lower income tax rates.  The effective tax rate for the first six months of 2010 was 35.7% compared to 221.7% in the first six months of 2009. The higher effective rate in the first six months of 2009 was the result of the repatriation of foreign earnings ($2,000,000) with no corresponding foreign tax credit to offset the U.S. tax impact.

Liquidity and Sources of Capital

The Company generated $5.0 million from operations during the first six months of 2010 compared to $9.2 million during the same period in 2009.  The decrease in cash flows was primarily the result of the associated timing differences for collections of accounts receivable, payments of liabilities, and changes in inventories.  Cash flow from operations coupled with cash on hand at the beginning of the year were sufficient to fund capital expenditures, debt service, and dividend payments.  The Company did not utilize its revolving line of credit during the first six months of 2010 or 2009.

Additions to property, plant and equipment were $1.9 million for the first six months of 2010 compared to $1.3 million for the same period in 2009.  Total capital expenditures for 2010 are expected to be in the range of $4 million to $5 million.  As of July 3, 2010, there are approximately $1.2 million of outstanding commitments for these capital expenditures.

Total inventories as of July 3, 2010 were $26.4 million, compared to $24.5 million at year-end 2009.  The inventory turnover ratio of 3.8 turns at the end of the second quarter was comparable to both the year-end 2009 ratio of 3.8 turns and the 3.7 turns in the second quarter of 2009.  Accounts receivable increased to $16.6 million from $15.3 million at year end 2009 and $15.5 million at the end of the second quarter of fiscal 2009.  The increases are related to higher revenues in the first six months of the current year.  The average days sales in accounts receivable for the second quarter of 2010 at 46 days was slightly lower than both the 50 days at the end of fiscal 2009 and the 50 days at the end of the second quarter of fiscal 2009.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of the end of the quarter ended July 3, 2010, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 240.13a-15.  As defined in Exchange Act Rules 240.13a-15(e) and 240.15d-15(e), “the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based upon that evaluation, the CEO and CFO concluded that the Company’s current disclosure controls and procedures were effective as of the July 3, 2010 evaluation date.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered securities by the Company during the period covered by this report.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c ) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number that May Yet Be Purchased Under the Plans or Programs
April 4 – May 1, 2010	-	-	-	-
May 2 – May 29, 2010	-	-	-	-
May 30 – July 3, 2010	50,514	$14.46	-	-
Total	50,514	$14.46	-	-

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

99(4)) Form 8-K filed on July 28, 2010 setting forth the press release reporting the Company’s earnings for the quarter ended July 3, 2010 is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE EASTERN COMPANY
(Registrant)
DATE: July 29, 2010	/s/Leonard F. Leganza
Leonard F. Leganza Chairman, President and Chief Executive Officer

DATE: July 29, 2010	/s/John L. Sullivan III
John L. Sullivan III Vice President and Chief Financial Officer