Form 10-Q
period 2010-10-02
EASTERN CO
filed 2010-10-28
CIK 31107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED October 2, 2010

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

Yes   [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding as of October 27, 2010
Common Stock, No par value	6,134,240

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS	October 2, 2010	January 2, 2010
Current Assets
Cash and cash equivalents	$11,928,183	$16,746,673
Accounts receivable, less allowances: $549,000 - 2010; $392,000 - 2009	18,122,586	15,326,416
Inventories	26,318,909	24,520,289
Prepaid expenses and other assets	2,692,801	2,037,745
Deferred income taxes	1,129,898	1,129,898
Total Current Assets	60,192,377	59,761,021

Property, Plant and Equipment	53,681,486	50,339,002
Accumulated depreciation	(29,550,961)	(27,365,369)
	24,130,525	22,973,633

Goodwill	13,899,609	13,869,005
Trademarks	150,751	151,341
Patents, technology, and other intangibles net of accumulated amortization	2,392,985	2,796,698
Deferred income taxes	1,016,803	1,283,323
Prepaid pension cost	19,960	36,838
	17,480,108	18,137,205
TOTAL ASSETS	$101,803,010	$100,871,859

LIABILITIES AND SHAREHOLDERS’ EQUITY	October 2, 2010	January 2, 2010
Current Liabilities
Accounts payable	$8,454,608	$5,335,317
Accrued compensation	2,646,382	1,811,236
Other accrued expenses	1,191,109	1,191,360
Current portion of long-term debt	714,286	7,142,858
Total Current Liabilities	13,006,385	15,480,771

Other long-term liabilities	1,042,650	1,077,247
Long-term debt, less current portion	3,750,000	4,285,713
Accrued postretirement benefits	1,324,704	1,341,498
Accrued pension cost	12,536,976	12,089,326

Shareholders’ Equity
Voting Preferred Stock, no par value: Authorized and unissued 1,000,000 shares
Nonvoting Preferred Stock, no par value: Authorized and unissued 1,000,000 shares
Common Stock, no par value: Authorized: 50,000,000 shares
Issued: 8,828,969 shares in 2010 and 8,709,384 shares in 2009	27,426,391	26,236,477
Treasury Stock: 2,694,729 shares in 2010 and 2,644,215 shares in 2009	(19,105,723)	(18,375,416)
Retained earnings	69,824,440	67,558,201

Accumulated other comprehensive income (loss):
Foreign currency translation	2,027,092	1,696,013
Unrecognized net pension and postretirement benefit costs, net of tax	(10,029,905)	(10,517,971)
Accumulated other comprehensive loss	(8,002,813)	(8,821,958)
Total Shareholders’ Equity	70,142,295	66,597,304
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$101,803,010	$100,871,859

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended		Three Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Net sales	$97,490,901	$84,651,194	$33,958,681	$28,131,092
Cost of products sold	(77,615,059)	(69,832,292)	(27,040,159)	(22,409,041)
Gross margin	19,875,842	14,818,902	6,918,522	5,722,051

Selling and administrative expenses	(13,736,128)	(12,863,825)	(4,680,232)	(4,371,875)
Operating profit	6,139,714	1,955,077	2,238,290	1,350,176

Interest expense	(203,040)	(682,595)	(64,971)	(235,414)
Other income	511	49,352	20	9,666
Income before income taxes	5,937,185	1,321,834	2,173,339	1,124,428

Income taxes	2,026,908	654,605	683,591	217,051
Net income	$3,910,277	$667,229	$1,489,748	$907,377

Earnings per Share:
Basic	$.64	$.11	$.24	$.15

Diluted	$.63	$.11	$.24	$.15

Cash dividends per share:	$.27	$.27	$.09	$.09

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (UNAUDITED)

	Nine Months Ended		Three Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Net income	$3,910,277	$667,229	$1,489,748	$907,377
Other comprehensive income:
Change in foreign currency translation	331,079	731,179	436,845	415,049
Change in pension and postretirement benefit costs, net of taxes of: 2010 – $266,520 and $87,584, respectively 2009 – $359,575 and $119,858, respectively	488,066	658,474	160,389	219,491
Change in fair value of derivative financial instruments, net of income taxes of: 2009 – $107,304 and $2,712, respectively	-	196,503	-	4,966
	819,145	1,586,156	597,234	639,506
Comprehensive income	$4,729,422	$2,253,385	$2,086,982	$1,546,883

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	October 2, 2010	October 3, 2009
Operating Activities
Net income	$3,910,277	$667,229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,920,327	3,055,594
Provision for doubtful accounts	170,388	261,718
Loss on sale of equipment and other assets	115,038	482
Issuance of Common Stock for directors’ fees	18,456	24,603
Changes in operating assets and liabilities:
Accounts receivable	(2,859,473)	1,848,284
Inventories	(1,644,318)	7,157,473
Prepaid expenses and other	(579,781)	1,709,516
Prepaid pension cost	1,250,320	2,068,254
Other assets	(137,414)	(73,290)
Accounts payable	3,065,325	(1,749,903)
Accrued compensation	823,385	(493,541)
Other accrued expenses	(106,969)	(689,021)
Net cash provided by operating activities	6,945,561	13,787,398

Investing Activities
Purchases of property, plant and equipment	(3,622,267)	(1,774,868)
Proceeds from sale of equipment and other assets	275	-
Net cash used in investing activities	(3,621,992)	(1,774,868)

Financing Activities
Principal payments on long-term debt	(11,964,286)	(2,240,202)
Proceeds from issuance of long-term debt	5,000,000	-
Proceeds from sales of Common Stock	1,123,649	544,963
Tax benefit from exercise of incentive stock options	47,809	73,835
Purchases of Common Stock for treasury	(730,307)	(225,291)
Dividends paid	(1,644,039)	(1,613,897)
Net cash used in financing activities	(8,167,174)	(3,460,592)

Effect of exchange rate changes on cash	25,115	87,752
Net change in cash and cash equivalents	(4,818,490)	8,639,690

Cash and cash equivalents at beginning of period	16,746,673	8,967,625
Cash and cash equivalents at end of period	$11,928,183	$17,607,315

See accompanying notes.

THE EASTERN COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
October 2, 2010

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

The condensed consolidated balance sheet as of January 2, 2010 has been derived from the audited consolidated balance sheet at that date.

Note B – Earnings/(Loss) Per Share

The denominators used in the earnings/(loss) per share computations follow:

	Nine Months Ended		Three Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Basic:
Weighted average shares outstanding	6,090,452	5,974,974	6,131,401	5,991,345

Diluted:
Weighted average shares outstanding	6,090,452	5,974,974	6,131,401	5,991,345
Dilutive stock options	97,519	288,359	76,818	215,478
Denominator for diluted earnings per share	6,187,971	6,263,333	6,208,219	6,206,823

Note C – Inventories

The components of inventories follow:

	October 2, 2010	January 2, 2010

Raw material and component parts	$ 8,422,051	$ 7,837,854
Work in process	4,684,766	4,367,851
Finished goods	13,212,092	12,314,584
	$ 26,318,909	$ 24,520,289

Note D – Segment Information

Segment financial information follows:

	Nine Months Ended		Three Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Revenues:
Sales to unaffiliated customers:
Industrial Hardware	$42,971,288	$36,886,183	$14,733,993	$12,125,452
Security Products	34,646,960	32,113,878	12,581,626	11,197,439
Metal Products	19,872,653	15,651,133	6,643,062	4,808,201
	$97,490,901	$84,651,194	$33,958,681	$28,131,092

Income before income taxes:
Industrial Hardware	$3,960,738	$2,849,623	$1,571,604	$1,083,105
Security Products	2,308,792	873,187	926,098	819,495
Metal Products	(129,816)	(1,767,733)	(259,412)	(552,424)
Operating Profit	6,139,714	1,955,077	2,238,290	1,350,176
Interest expense	(203,040)	(682,595)	(64,971)	(235,414)
Other income	511	49,352	20	9,666
	$5,937,185	$1,321,834	$2,173,339	$1,124,428

Note E – Recent Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance on consolidation of variable interest entities.  The new guidance is intended to improve financial reporting by requiring additional disclosures about a company’s involvement in variable interest entities.  This new guidance became effective for fiscal years and interim periods beginning after November 15, 2009.  The Company adopted this guidance effective January 3, 2010, and it had no impact on the consolidated financial statements of the Company.

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

Note G – Goodwill

The following is a roll-forward of goodwill from year-end 2009 to the end of the third quarter 2010:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total

Beginning balance	$2,035,189	$11,833,816	$—	$13,869,005
Foreign exchange	30,604	—	—	30,604
Ending balance	$2,065,793	$11,833,816	$—	$13,899,609

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

The gross carrying amount and accumulated amortization of amortizable intangible assets:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total	Weighted-Average Amortization Period (Years)
2010 Gross Amount:
Patents and developed technology	$2,706,677	$1,014,015	$45,679	$3,766,371	15.9
Customer relationships	45,825	1,921,811	—	1,967,636	5.0
Non-compete agreements	30,000	90,735	—	120,735	5.0
Other	—	125,000	—	125,000	1.0
Total Gross Intangibles	$2,782,502	$3,151,561	$45,679	$5,979,742	11.6

2010 Accumulated Amortization:
Patents and developed technology	$1,360,639	$398,716	$44,078	$1,803,433
Customer relationships	25,204	1,534,519	—	1,559,723
Non-compete agreements	16,500	82,101	—	98,601
Other	—	125,000	—	125,000
Total Gross Amortization	$1,402,343	$2,140,336	$44,078	$3,586,757

Net October 2, 2010 per Balance Sheet	$1,380,159	$1,011,225	$1,601	$2,392,985

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total	Weighted-Average Amortization Period (Years)
2009 Gross Amount:
Patents and developed technology	$2,662,125	$995,778	$45,679	$3,703,582	16.0
Customer relationships	45,825	1,921,811	—	1,967,636	5.0
Non-compete agreements	30,000	90,735	—	120,735	5.0
Other	—	128,941	—	128,941	1.0
Total Gross Intangibles	$2,737,950	$3,137,265	$45,679	$5,920,894	11.6

2009 Accumulated Amortization:
Patents and developed technology	$1,262,599	$342,109	$41,996	$1,646,704
Customer relationships	18,330	1,246,219	—	1,264,549
Non-compete agreements	12,000	75,943	—	87,943
Other	—	125,000	—	125,000
Total Gross Amortization	$1,292,929	$1,789,271	$41,996	$3,124,196

Net January 2, 2010 per Balance Sheet	$1,445,021	$1,347,994	$3,683	$2,796,698

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

Significant disclosures relating to these benefit plans for the third quarter and first nine months of fiscal 2010 and 2009 follow:

	Pension Benefits
	Nine Months Ended		Three Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Service cost	$1,679,157	$1,641,325	$559,719	$547,108
Interest cost	2,181,721	2,121,880	727,241	707,294
Expected return on plan assets	(2,508,828)	(2,046,653)	(836,276)	(682,217)
Amortization of prior service cost	153,428	156,033	51,142	52,010
Amortization of the net loss	632,366	898,432	210,789	299,477
Net periodic benefit cost	$2,137,844	$2,771,017	$712,615	$923,672

	Postretirement Benefits
	Nine Months Ended		Three Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Service cost	$83,090	$101,972	$12,590	$33,990
Interest cost	101,233	99,385	31,533	33,128
Expected return on plan assets	(70,693)	(67,126)	(23,343)	(22,375)
Amortization of prior service cost	(13,290)	(17,917)	(1,340)	(5,972)
Amortization of the net loss	(17,916)	(18,499)	(12,616)	(6,166)
Net periodic benefit cost	$82,424	$97,815	$6,824	$32,605

The Company’s funding policy with respect to its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations. In 2010, the Company is required to contribute $993,000 into its pension plans and $141,000 into its postretirement plan. As of October 2, 2010, the Company has made contributions totaling $540,000 to its pension plan and $136,000 to its postretirement plan.  The remaining contributions will be made as required over the remainder of the year.

The Company has a contributory savings plan under Section 401(k) of the Internal Revenue Code covering substantially all U.S. non-union employees. The plan allows participants to make voluntary contributions of up to 100% of their annual compensation on a pretax basis, subject to IRS limitations. The plan provides for contributions by the Company at its discretion. The Company made contributions of $44,388 and $129,869 in the third quarter and first nine months of 2010, respectively, and $42,590 and $133,370 in the third quarter and first nine months of 2009, respectively.

Note J – Stock Based Compensation and Stock Options

The Company has stock option plans for officers, other key employees, and non-employee directors.  On July 20, 2010, The Eastern Company 2010 Executive Stock Incentive Plan became effective as a result of the affirmative vote of the majority of the votes cast on this matter at the Annual Meeting of Shareholders.  As of October 2, 2010 three plans have shares reserved for future issuance: the 1995, 2000 and 2010 plans.  Incentive stock options granted under the 1995, 2000 and 2010 plans must have exercise prices that are not less than 100% of the fair market value of the stock on the dates the options are granted. Restricted stock awards may also be granted to participants under the 2010 plan with restrictions determined by the Compensation Committee of the Company’s Board of Directors. Under the 1995, 2000 and 2010 plans, nonqualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Company’s Board of Directors. No options or restricted stock were granted in the first nine months of 2010 or 2009.

As of October 2, 2010, there were 500,000 shares available for future grant under the above noted 2010 plan and there were no shares available for grant under the 1995 and 2000 plans.  As of October 2, 2010, there were 603,452 shares of common stock reserved under all option plans for future issuance.

	Nine Months Ended October 2, 2010		Year Ended January 2, 2010
	Shares	Weighted - Average Exercise Price	Shares	Weighted - Average Exercise Price
Outstanding at beginning of period	221,750	$10.581	438,000	$10.432
Granted	—	—	—	—
Cancelled	—	—	(62,829)	10.170
Exercised	(118,298)	9.50	(153,421)	10.325
Outstanding at end of period	103,452	11.818	221,750	10.581

Options Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of October 2, 2010	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$9.46 – $10.20	47,952	1.4	$ 9.779
$13.58	55,500	4.2	13.580
	103,452	2.9	11.818

At October 2, 2010, outstanding and exercisable options had an intrinsic value of $546,413.  The total intrinsic value of stock options exercised in the first nine months of 2010 was $590,930.  For the nine month periods ended October 2, 2010 and October 3, 2009, the Company recognized tax benefits of $47,809 and $73,835, respectively, resulting from the disqualification of incentive stock options that were exercised and sold prior to the required holding period.

Note K – Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2007 and non-U.S. income tax examinations by tax authorities prior to 2004.

The total amount of unrecognized tax benefits could increase or decrease within the next twelve months for a number of reasons, including the closure of federal, state and foreign tax years by expiration of the statute of limitations and the recognition and measurement considerations under FASB Accounting Standards Codification (“ASC”) 740.  During the quarter ended October 2, 2010, the total amount of unrecognized tax benefits decreased by approximately $318,000 related to the lapsing of the statute of limitations and to the repatriation of foreign based income.  The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will not increase or decrease significantly over the next twelve months.

Note L - Financial Instruments and Fair Value Measurements

Financial Risk Management Objectives and Policies

The Company is exposed primarily to credit, interest rate and currency exchange rate risks which arise in the normal course of business.

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk for the Company is its receivable accounts with customers. The Company has established credit limits for customers and monitors their balances to mitigate the risk of loss. At October 2, 2010 and January 2, 2010, there were no significant concentrations of credit risk. No one customer represented more than 10% of the Company’s net trade receivables at October 2, 2010 and January 2, 2010. The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable.

Interest Rate Risk

On January 2, 2010, the Company’s exposure to the risk of changes in market interest rates related primarily to the Company’s debt which bore interest at variable rates, which approximated market interest rates. With the complete refinancing of debt completed on January 29, 2010, the Company has eliminated this exposure as the interest rate on the new debt is fixed at 4.98%.

Fair Value Measurements

Assets and liabilities that require fair value measurement are recorded at fair value using market and income valuation approaches and considering the Company’s and counterparty’s credit risk. The Company uses the market approach and the income approach to value assets and liabilities as appropriate. There are no assets or liabilities requiring fair value measurements on October 2, 2010 or January 2, 2010.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in the Company’s financial position and results of operations for the thirty-nine weeks ended October 2, 2010. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended January 2, 2010 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010.

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

Overview

Sales in the third quarter of 2010 increased 21% compared to the third quarter of 2009 as a result of the overall improvement in the economy in the 2010 period.  In the third quarter of 2010, Industrial Hardware sales increased 22%, Security Products sales increased 12% and Metal Products sales increased 38% compared to the prior year period.  The increases were primarily due to increased demand for our current products in many of the markets we serve as a result of continuing improvement in worldwide economic conditions.

Gross margin as a percentage of sales for the three months ended October 2, 2010 of 20% was comparable to the same period a year ago.

Sales in the first nine months of 2010 increased 15% compared to the prior year period as a result of improvement in the general economy.  Sales increased in the first nine months of 2010 by 17% in the Industrial Hardware segment, by 8% in the Security Products segment, and by 27% in the Metal Products segment compared to the prior year period. The increases were primarily due to increased demand for our current products in many of the markets we serve as a result of the strengthening worldwide economic conditions.

Gross margin as a percentage of sales for the nine months ended October 2, 2010 was 20% compared to 18% in the comparable period a year ago.  This increase was primarily the result of increased sales volume causing higher utilization of the Company’s production capacity in the 2010 period and improved production processes in the Metal Products segment resulting in a reduction in down-time and improvements in quality.

Raw material prices have increased slightly compared to the prior year period.  The Company endeavors to recover these price increases from our customers, wherever possible.  Raw material costs could negatively impact future gross margins if raw material prices rise faster than the Company can recover those increases through either price increases to our customers or cost reductions.  Currently, there is no indication that the Company will be unable to obtain supplies of all the materials that it requires.

Cash flow from operations in the first nine months of 2010 decreased compared to the same period in 2009.  During the first quarter of 2010, the Company paid off its $11.4 million debt with Bank of America, N.A. and established a new banking relationship with People’s United Bank consisting of a $5 million term loan and a $10 million revolving credit facility.  The Company has not used any of the new revolving credit facility to date.  Cash flow from operations, along with the result of controlling discretionary expenditures, should be sufficient to enable the Company to meet all its existing obligations and continue its quarterly dividend payments.

A more detailed analysis of the Company’s results of operations and financial condition follows:

Results of Operations

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of operations as a percentage of net sales, by segment:

	Three Months Ended October 2, 2010
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	74.7%	76.5%	96.6%	79.6%
Gross margin	25.3%	23.5%	3.4%	20.4%

Selling and administrative expense	14.6%	16.2%	7.3%	13.8%
Operating profit/(loss)	10.7%	7.3%	-3.9%	6.6%

	Three Months Ended October 3, 2009
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	75.5%	75.1%	101.1%	79.7%
Gross margin	24.5%	24.9%	-1.1%	20.3%

Selling and administrative expense	15.6%	17.6%	10.4%	15.5%
Operating profit/(loss)	8.9%	7.3%	-11.5%	4.8%

The following table shows the amount of change for the third quarter of 2010 compared to the third quarter of 2009 in sales, cost of products sold, gross margin, selling and administrative expenses and operating profit, by segment (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$ 2,609	$ 1,384	$ 1,835	$ 5,828

Volume	17.5%	4.8%	21.6%	13.1%
Prices	-0.5%	6.3%	16.6%	5.1%
New products	4.5%	1.3%	0.0%	2.5%
	21.5%	12.4%	38.2%	20.7%

Cost of products sold	$ 1,855	$ 1,218	$ 1,559	$ 4,632
	20.3%	14.5%	32.1%	20.7%

Gross margin	$ 754	$ 166	$ 276	$ 1,196
	25.3%	6.0%	543.4%	20.9%

Selling and administrative expenses	$ 266	$ 59	$ (17)	$ 308
	14.0%	3.0%	-3.4%	7.1%

Operating profit	$ 488	$ 107	$ 293	$ 888
	45.1%	13.0%	53.0%	65.8%

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of income as a percentage of net sales, by segment:

	Nine Months Ended October 2, 2010
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	75.8%	76.4%	93.4%	79.6%
Gross margin	24.2%	23.6%	6.6%	20.4%

Selling and administrative expense	15.0%	16.9%	7.3%	14.1%
Operating profit/(loss)	9.2%	6.7%	-0.7%	6.3%

	Nine Months Ended October 3, 2009
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	76.9%	79.2%	102.5%	82.5%
Gross margin	23.1%	20.8%	-2.5%	17.5%

Selling and administrative expense	15.4%	18.1%	8.8%	15.2%
Operating profit/(loss)	7.7%	2.7%	-11.3%	2.3%

The following table shows the amount of change for the first nine months of 2010 compared to the first nine months of 2009 in sales, cost of products sold, gross margin, selling and administrative expenses and operating profit, by segment (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$ 6,085	$ 2,533	$ 4,222	$ 12,840

Volume	8.3%	5.4%	18.6%	9.1%
Prices	-0.8%	1.7%	8.4%	1.9%
New products	9.0%	0.8%	0.0%	4.2%
	16.5%	7.9%	27.0%	15.2%

Cost of products sold	$ 4,198	$ 1,066	$ 2,519	$ 7,783
	14.8%	4.2%	15.7%	11.1%

Gross margin	$ 1,887	$ 1,467	$ 1,703	$ 5,057
	22.2%	21.9%	434.4%	34.1%

Selling and administrative expenses	$ 776	$ 31	$ 65	$ 872
	13.7%	0.5%	4.7%	6.8%

Operating profit	$ 1,111	$ 1,436	$ 1,638	$ 4,185
	39.0%	164.4%	92.7%	214.0%

Industrial Hardware Segment

Net sales in the Industrial Hardware segment were up 22% in the third quarter of 2010 and up 17% in the first nine months compared to the prior year periods.  The increased sales in both the third quarter and nine month periods reflected an increase in sales of existing products, primarily to the vehicular markets in 2010 compared to the same periods in 2009 as well as the introduction of new products. The increases were reduced by a reduction of sales to the military market as a result of the completion of certain military projects.  All of the new products were developed internally and included a 3-point top base plate, a control rod SA, a crawler door, and a slam bolt assembly for the military market, a t-handle center case for the truck accessory market, an aluminum roller assembly for the distribution market, as well as several new lightweight honeycomb structures for the high tech and transportation industries including truck box assemblies for delivery trucks for the Mexican market.  The Industrial Hardware segment continues to develop new latching systems for the military and continues to actively pursue expansion of hardware sales to the military markets.  Sales of our sleeper cabs to the Class 8 truck market are predicted to remain strong through the end of 2010 and in 2011.

Cost of products sold for the Industrial Hardware segment increased 20% in the third quarter and 15% in the first nine months of 2010 compared to the prior year periods.  The primary reason for the increase was due to higher volume of sales in the 2010 periods.

Gross margin as a percent of net sales in the third quarter of 25% was comparable to the 2009 third quarter.  Gross margin in the first nine months of 2010 increased slightly to 24% from 23% in the prior year period.  The improvement in gross margin for the first nine months of 2010 was primarily the result of higher volume of sales.

Selling and administrative expenses increased 14% for both the third quarter and first nine months of 2010 compared to the prior year periods, primarily due to increased expenses for travel, payroll and payroll related charges.

Security Products Segment

Net sales in the Security Products segment increased 12% in the third quarter and 8% in the first nine months of 2010 compared to the 2009 periods.  The increase in sales in both the third quarter and nine months of 2010 in the Security Products segment is primarily the result of increased sales of lock products to the computer, travel, vehicle and enclosure markets. The current economic conditions continue to negatively impact sales to the gaming and commercial laundry markets.  Sales of new products included new lock products for the enclosure and vehicle markets.  As noted in the first quarter 2010 Form 10-Q, several new products were introduced to the commercial laundry market during the second quarter and are currently being evaluated by potential customers.

Cost of products sold for the Security Products segment increased 15% in the third quarter and 4% in the first nine months of 2010 compared to the same periods in 2009.  The increase in the third quarter and first nine months of 2010 was primarily the result of increased cost for raw materials and purchased parts.  The increase was partially offset by decreases in expenses for research and development, engineering, payroll and payroll related charges.

Gross margin as a percentage of sales in the third quarter decreased to 24% in 2010 from 25% in the prior year period.  The decrease in the third quarter of 2010 was primarily the result of increased costs for raw materials and purchased parts and the mix of products sold as compared to the prior year period.  Gross margin in the first nine months increased to 24% from 21% in the 2009 period.  The increase in the first nine months of 2010 was primarily the result of the increased sales volume and the mix of products sold as compared to the prior year period.

Selling and administrative expenses increased 3% in the third quarter of 2010 as compared to the 2009 period and 1% in the first nine months of 2010 as compared to the 2009 period.  The increases in the third quarter and first nine months of 2010 were primarily due to increased payroll and payroll related charges and higher sales commission payments in the 2010 period based on the higher sales volume.

Metal Products Segment

Net sales in the Metal Products segment were up 38% in the third quarter and up 27% in the first nine months of 2010 as compared to the prior year periods.  Sales of mining products were up 26% in the third quarter and up 27% in the first nine months of 2010 compared to the prior year periods. The increase in sales of mining products was driven by continued strong demand in both the U.S. and Canadian mining markets compared to the prior year periods. Sales of contract castings increased 83% in the third quarter and 12% in the first nine months of 2010 from the prior year levels.  The increase in sales of contract castings was primarily the result of a temporary shutdown of production at a competing foundry.  There were no sales of new products in 2010 in the Metal Products segment.  A large part of the $2.5 million capital expenditure program in the Metal Products segment was completed during the third quarter of 2010, with no disruption of customer service.

Cost of products sold increased 32% in the third quarter and 16% in the first nine months of 2010 compared to the same periods in 2009.  The increases in both 2010 periods are primarily attributable to the product mix, costs associated with the higher volume of sales in 2010, increases in raw material costs and costs for supplies and tools.  In addition, the third quarter of 2010 experienced a significant increase in costs for processing outside parts as compared to the prior year period.

Gross margin as a percentage of net sales increased to 3% in the third quarter of 2010 from -1% in the 2009 period and increased to 7% for the first nine months of 2010 from -3% in the 2009 period.  The improvement in gross margin in both the third quarter and the first nine months of 2010 as compared to the prior year period is due to the mix of products produced, elimination of products with unacceptable profit margins, price increases to customers, and improvement in manufacturing processes in the 2010 periods.

Selling and administrative expenses were down 3% in the third quarter and up 5% in the first nine months of 2010 compared to the same periods in 2009.  The decrease in the third quarter of 2010 is due to the elimination of consulting fees which were incurred in the prior year period.  The increase in the first nine months of 2010 compared to the same period in 2009 is primarily the result of an allocation of corporate charges, which is based on sales volume, and exceeded the reduction resulting from the elimination of consulting fees in 2010.

Other Items

Interest expense decreased 72% in the third quarter and 70% in the first nine months of 2010 compared to the prior year period primarily due to the decreased level of debt and lower fixed interest rate in 2010.

Other income was not material to the financial statements.

Income taxes - the effective tax rate in the third quarter of 2010 was 31.5% compared to 19.3% in the third quarter of 2009.  The lower effective tax rate in the third quarter of 2009 was the result of the Company’s recognition of tax benefits resulting from the expiration of the statute of limitations.   In the third quarter of 2010, similar benefits were recognized; however, these benefits were offset by the tax recorded on the repatriation of foreign earnings of $1.45 million with no corresponding foreign tax credit to offset the U.S. tax impact.  The effective tax rate for the first nine months of 2010 was 34.1% compared to 49.5% in the first nine months of 2009.  The nine month 2009 effective tax rate was higher primarily due to a 10% impact on the rate as a result of the repatriation of foreign earnings of $2 million with no corresponding foreign tax credit to offset the U.S. tax impact.  While both periods had the repatriation of foreign earnings without any corresponding foreign tax credit, the higher amount repatriated in 2009, when included with the lower taxable earnings in 2009, resulted in a higher effective rate.

Liquidity and Sources of Capital

The Company generated $6.9 million from operations during the first nine months of 2010 compared to $13.8 million during the same period in 2009.  The decrease in cash flows was primarily the result of the associated timing differences for collections of accounts receivable, payments of liabilities, and changes in inventories.  Cash flow from operations coupled with cash on hand at the beginning of the year was sufficient to fund capital expenditures, debt service, and dividend payments.  The Company did not utilize its revolving line of credit during the first nine months of 2010 or 2009.

Additions to property, plant and equipment were $3.6 million for the first nine months of 2010 compared to $1.8 million for the same period in 2009.  Total capital expenditures for 2010 are expected to be in the range of $4 million to $5 million.  As of October 2, 2010, there is approximately $200,000 of outstanding commitments for these capital expenditures.

Total inventories as of October 2, 2010 were $26.3 million, compared to $24.5 million at year-end 2009.  The inventory turnover ratio of 3.9 turns at the end of the third quarter was comparable to both the year-end 2009 ratio of 3.8 turns and the 3.9 turns in the third quarter of 2009.  Accounts receivable increased to $18.1 million from $15.3 million at year end 2009 and $15.0 million at the end of the third quarter of fiscal 2009.  The increases are related to higher revenues in the first nine months of the current year.  The average days sales in accounts receivable for the third quarter of 2010 of 49 days was comparable to both the 50 days at the end of fiscal 2009 and the 49 days at the end of the third quarter of fiscal 2009.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of the end of the quarter ended October 2, 2010, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 240.13a-15.  As defined in Exchange Act Rules 240.13a-15(e) and 240.15d-15(e), “the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based upon that evaluation, the CEO and CFO concluded that the Company’s current disclosure controls and procedures were effective as of the October 2, 2010 evaluation date.

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

99(5)) Form 8-K filed on October 27, 2010 setting forth the press release reporting the Company’s earnings for the quarter ended October 2, 2010 is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE EASTERN COMPANY
(Registrant)
DATE: October 28, 2010	/s/Leonard F. Leganza
Leonard F. Leganza Chairman, President and Chief Executive Officer

DATE: October 28, 2010	/s/John L. Sullivan III
John L. Sullivan III Vice President and Chief Financial Officer