Form 10-K
period 2011-01-01
EASTERN CO
filed 2011-03-11
CIK 31107

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended January 1, 2011
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
                                                                                                                                                                       Yes [  ]  No [X]

As of July 3, 2010, the last day of registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $77,024,016 (based on the closing sales price of the registrant’s common stock on the last trading date prior to that date). Shares of the registrant’s common stock held by each officer and director and shares held in trust by the pension plans of the Company have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 25, 2011, 6,163,533 shares of the registrant’s common stock, no par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the annual proxy statement dated March 16, 2011 are incorporated by reference into Part III.

The Eastern Company
Form 10-K

FOR THE FISCAL YEAR ENDED JANUARY 1, 2011

TABLE OF CONTENTS

		Page
	Table of Contents	2.

	Safe Harbor Statement	3.

PART I
Item 1.	Business	4.

Item 1A.	Risk Factors	7.

Item 1B.	Unresolved Staff Comments	10.

Item 2.	Properties	10.

Item 3.	Legal Proceedings	11.

Item 4.	(Removed and Reserved)	11.

PART II
Item 5.	Market for Registrant’s Common Equity, Related
	Stockholder Matters and Issuer Purchases of Equity Securities	12.

Item 6.	Selected Financial Data	14.

Item 7.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	14.

Item 7A.	Quantitative and Qualitative Disclosures
	About Market Risk	26.

Item 8.	Financial Statements and Supplementary Data	28.

Item 9.	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure	58.

Item 9A.	Controls and Procedures	58.

Item 9B.	Other Information	60.

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	60.

Item 11.	Executive Compensation	60.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	61.

Item 13.	Certain Relationships and Related Transactions, and Director
	Independence	61.

Item 14.	Principal Accounting Fees and Services	61.

PART IV
Item 15.	Exhibits, Financial Statement Schedules	61.

	Signatures	64.

	Exhibit Index	65.

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

RECENT DEVELOPMENTS

In January 2011, subsequent to the end of the Company’s fiscal year, the Company signed a two year lease effective March 1, 2011 to establish an additional facility for the fabrication of panels for products incorporating our lightweight composite technology.  The facility will be located in Tillsonburg, Ontario, Canada.  This plant will complement our present composite panel making facilities located in British Columbia, Canada and Lerma, Mexico. The first product to be manufactured at this new location will be a newly developed panel which will be used in an interactive electronic board product. The panel will be produced on newly designed automated equipment developed internally by employees of the Company. This new more highly technical business opportunity offers us some growth opportunities for our Canadian subsidiaries.

On December 15, 2010 the Company paid a one-time extra dividend of $0.16 per share in addition to its 281st regular consecutive quarterly dividend of $0.09 per share.

Effective January 11, 2008 the Company acquired certain assets from Auto-Vehicle Parts Company that included a certain product line owned by one of its divisions, the F.A. Neider Company (“Neider”).   Neider produces the “footman loop” products, or strap fasteners, which are used to fasten straps, traps, tools, and cargo to a vehicle, container, or trailer. Neider manufactures footman loops used in the following markets: military, aerospace, service body, and trailer. The footman loop product line was integrated into the Company’s Industrial Hardware segment.  The cost of the Neider acquisition was $128,325, inclusive of transaction costs.  The acquisition was accounted for using the purchase method. The acquired business is included in the consolidated operating results of the Company from the date of acquisition. Neither the actual results nor the pro forma effects of this acquisition are material to the Company’s financial statements.

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

Greenwald’s products include timers, drop meters, coin chutes, money boxes, meter cases, smart cards, value transfer stations, smart card readers, card management software, access control units, oven door latches, oven door switches and smoke eliminators. Illinois Lock Company/CCL Security Products/Royal Lock sales include cabinet locks, cam locks, electric switch locks, tubular key locks and combination padlocks. Many of the products are sold under the names SEARCHALERT™, PRESTOSEAL™, DUO, WARLOCK™, SESAMEE®, BIG TAG®, PRESTOLOCK® and HUSKI™. These products are sold to original equipment manufacturers, distributors, route operators, and locksmiths via in-house salesmen and outside sales representatives. Sales efforts are concentrated through national and regional sales personnel where greater representation of our diverse product lines can be promoted across a variety of markets.

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

General

Raw materials and outside services were readily available from domestic sources for all of the Company’s segments during 2010 and are expected to be readily available in 2011 and the foreseeable future.  The Company also obtains materials from Asian affiliated and nonaffiliated sources. The Company has not experienced any significant problems obtaining material from its Asian sources in 2010 and does not expect any such problems in 2011.  In 2008, the Company experienced price increases for zinc, brass and stainless steel, used mainly in the Industrial Hardware and Security Products segments, as well as scrap iron used in the Metal Products segment. These higher prices had a negative impact on gross margin in 2008.  The Company experienced fairly stable raw material prices in 2009.  In 2010, the Company experienced price increases for many of the raw materials used in producing its products, including: scrap iron, zinc, brass and stainless steel.  The Company expects raw material prices to continue increasing as demand for raw materials increases with improvements in the world economy.  These raw material cost increases could negatively impact the Company’s gross margin if raw material prices increase too rapidly for the Company to recover those cost increases through either price increases to our customers or cost reductions.

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

Customer lists for all business segments are broad-based geographically and by markets, and sales are generally not highly concentrated by customer. No customers equaled 10% or more of the Company’s consolidated sales for any year presented.

The dollar amount of the backlog of orders received by the Company believed to be firm as of the fiscal year end January 1, 2011 is $21,560,000, as compared to $17,780,000 at January 2, 2010.  The primary reasons for the increase from 2009 to 2010 are the timing of orders received from customers and improved economic conditions in 2010.

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

Research and development expenditures in 2010 were $739,000 and represented less than 1% of gross revenues. In 2009 and 2008 they were $1,331,000 and $1,293,000, respectively. The research costs are primarily attributable to the Greenwald Industries and Eberhard Mfg. divisions. Greenwald performs ongoing research, in both the mechanical and smart card product lines, which is necessary in order to remain competitive and to continue to provide technologically advanced smart card systems. Eberhard develops new products for the various markets they serve based on changing customer requirements to remain competitive. Other research projects include the development of various locks, and transportation and industrial hardware products. The reduction in 2010 was primarily related to the completion of projects at Greenwald which resulted in new products being brought to market, such as a new contactless and wireless cash payment system.

The Company does not anticipate that compliance with federal, state or local environmental laws or regulations will have a material effect on the Company’s capital expenditures, earnings or competitive position.

The average number of employees in 2010 was 633.

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

During 2011, union contracts covering approximately 3% of the total workforce of the Company will expire.  The Company has been successful in negotiating new contracts over the years, but cannot guarantee that will continue. Failure to negotiate new union contracts could result in disruption of production, inability to deliver product or a number of unforeseen circumstances, any of which could have an unfavorable material impact on the Company’s results of operations or financial statements.

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

The Canadian Commercial Vehicles Corporation (“CCV”), a wholly-owned subsidiary in Kelowna, British Columbia, leases 55,415 square feet of building space located in an industrial park. The building is made from brick and concrete, contains approximately 5,400 square feet of office space on two levels and houses a modern paint booth for finishing our products. The building is protected by a F1 rated fire suppression system and alarmed for fire and security. The current lease expires December 31, 2012 and is renewable.  Effective March 1, 2011, CCV will be leasing an additional facility containing approximately 32,807 square feet of building space, located in Tillsonburg, Ontario.  The lease on the Tillsonburg facility expires February 28, 2013.

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

During the fourth quarter of 2010, the Company was contacted by the State of Illinois regarding potential ground contamination at our plant in Wheeling, Illinois.  The Company enlisted into a voluntary remediation program in Illinois and has engaged an environmental clean-up company to perform testing and develop a remediation plan, if needed.  No estimate for the cost of remediation was available when this Form 10-K was filed with the SEC.

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

The Company’s common stock is traded on the NYSE Amex (formerly the American Stock Exchange) (ticker symbol EML). The approximate number of record holders of the Company common stock on January 1, 2011 was 492.

High and low stock prices and dividends for the last two years were:

	2010			2009
	Market Price				Market Price
Quarter	High	Low	Dividend	Quarter	High	Low	Dividend
First	$14.02	$10.90	$.09	First	$12.43	$8.11	$.09
Second	16.57	12.08	.09	Second	17.48	10.35	.09
Third	17.75	13.09	.09	Third	18.42	15.30	.09
Fourth	19.56	15.45	.25 #	Fourth	17.57	11.14	.09

# - The Company paid an additional one-time extra dividend of $0.16 in the fourth quarter of 2010.

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

The following table sets forth information regarding securities authorized for issuance under the Company’s equity compensation plans as of January 1, 2011, including the Company’s 1995, 2000 and 2010 plans.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	80,0001	$12.47	500,0002
Equity compensation plans not approved by security holders	-	-	-
Total	80,000	$12.47	500,000

1 Includes options outstanding under the 1995 and 2000 plans.
2 Includes shares available for future issuance under the 2010 plan.

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

There were no issuer purchases of securities during the fourth quarter of 2010.  The Company does not have any share repurchase plans or programs.

Stock Performance Graph

The following graph sets forth the Company’s cumulative total shareholder return based upon an initial $100 investment made on December 31, 2005 (i.e., stock appreciation plus dividends during the past five fiscal years) compared to the Wilshire 5000 Index and the S&P Industrial Machinery Index.

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

CUMULATIVE TOTAL RETURN
Based upon an initial investment of $100 on December 31, 2005 with dividends reinvested
$250
$200
$150
$100
$50
$0
Dec-05
Dec-06
Dec-07
Dec-08
Dec-09
Dec-10
The Eastern Company
Wilshire 5000
S&P Industrial Machinery

	Dec. 05	Dec. 06	Dec. 07	Dec. 08	Dec. 09	Dec. 10
The Eastern Company	$100	$153	$146	$70	$112	$155
Wilshire 5000	$100	$116	$122	$77	$98	$115
S&P Industrial Machinery	$100	$114	$138	$83	$116	$158

Copyright© 2011 Standard & Poor's, a division of The McGraw-Hill Companies Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm)

ITEM 6	SELECTED FINANCIAL DATA

		2010	2009	2008	2007	2006
	INCOME STATEMENT ITEMS (in thousands)
	Net sales	$ 130,130	$ 112,665	$ 135,878	$ 156,281	$ 138,465
	Cost of products sold	103,458	92,031	110,415	120,343	103,882
	Depreciation and amortization	3,943	4,103	4,128	4,370	3,746
	Interest expense	266	1,728	1,064	1,289	1,098
	Income before income taxes	8,248	1,902	6,043	14,845	14,846
	Income taxes	2,705	865	1,538	4,765	5,187
	Net income	5,543	1,036	4,505	10,081	9,659
	Dividends	3,182	2,155	1,938	1,802	1,715

	BALANCE SHEET ITEMS (in thousands)
	Inventories	$ 28,190	$ 24,520	$ 30,797	$ 30,491	$ 28,043
	Working capital	48,262	44,280	48,745	47,028	35,546
	Property, plant and equipment, net	24,464	22,974	23,911	25,234	25,816
	Total assets	102,353	100,872	106,017	108,352	103,485
	Shareholders’ equity	70,044	66,597	62,482	70,817	54,391
	Capital expenditures	4,733	2,226	2,331	2,868	6,722
	Long-term obligations, less current portion	3,750	4,286	11,429	14,383	17,507

	PER SHARE DATA
	Net income per share
	Basic	$ .91	$ .17	$ .77	$ 1.79	$ 1.76
	Diluted	.90	.17	.73	1.68	1.67
	Dividends #	.52	.36	.33	.32	.31
	Shareholders’ equity (Basic)	11.47	11.13	10.63	12.58	9.94

Average shares outstanding:	Basic	6,104,711	5,985,640	5,875,140	5,631,073	5,474,137
	Diluted	6,192,019	6,241,780	6,159,563	5,989,754	5,768,108

# - 2010 dividends include a one-time extra payment of $0.16 per share distributed on 12/15/2010.
The information in the table above reflects a 3-for-2 stock split effective October 2006.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

Net sales for 2010 increased 16% to $130.1 million from $112.7 million in 2009.  Net income for 2010 increased to $5.5 million, or $.90 per diluted share, from $1.0 million, or $.17 per diluted share in 2009.  Net sales in the Industrial Hardware and Security Products segments increased approximately 15% and 9%, respectively, in 2010, resulting primarily from the improving economic conditions in some of the many markets we serve in addition to the introduction of new products into those markets.  The Metal Products segment net sales increased approximately 29% in 2010, resulting from the continued strong demand for our mine roof support products.

Fourth Quarter 2010 Compared to Fourth Quarter 2009

The following table shows, for the fourth quarter of 2010 and 2009, selected line items from the consolidated statements of income as a percentage of net sales, by segment.

	2010 Fourth Quarter
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	78.4%	73.1%	90.9%	79.2%
Gross margin	21.6%	26.9%	9.1%	20.8%

Selling and administrative expense	13.4%	17.4%	7.4%	13.5%
Operating profit	8.2%	9.5%	1.7%	7.3%

	2009 Fourth Quarter
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	71.6%	74.9%	107.4%	79.2%
Gross margin	28.4%	25.1%	-7.4%	20.8%

Selling and administrative expense	14.9%	18.3%	8.6%	15.0%
Operating profit	13.5%	6.8%	-16.0%	5.8%

The following table shows the amount of change from the fourth quarter of 2009 to the fourth quarter of 2010 in sales, cost of products sold, gross margin, selling and administrative expenses and operating profit, by segment (dollars in thousands).

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$1,488	$1,343	$1,794	$4,625
Volume	5.2%	10.3%	29.5%	11.4%
Prices	0.9%	1.8%	6.0%	2.1%
New Products	5.3%	1.5%	-%	3.0%
	11.4%	13.6%	35.5%	16.5%

Cost of products sold	$2,050	$797	$797	$3,644
	21.9%	10.8%	14.7%	16.4%

Gross margin	$(562)	$546	$997	$981
	-15.1%	22.0%	267.0%	16.9%

Selling and administrative expenses	$19	$144	$70	$233
	1.0%	7.9%	16.0%	5.5%

Operating profit	$(581)	$402	$927	$748
	-32.9%	60.3%	114.1%	46.1%

Net sales in the fourth quarter of 2010 increased 16% to $32.6 million from $28.0 million a year earlier. Net income for the quarter increased 342.3% to $1.6 million (or $.26 per diluted share) from $369,000 (or $.06 per diluted share) a year earlier. The increase in sales in the fourth quarter from 2009 to 2010 is primarily attributable to increased activity in some of the many markets we serve resulting from improving economic conditions and continued strong demand for our mine roof support products.  Net sales were also favorably impacted by the introduction of new products and selective price increases to customers.  The increase in profit in the fourth quarter of 2010 compared to 2009 is due to higher sales volume in 2010 resulting in better utilization of the Company’s manufacturing facilities and the termination in December 2009 of the interest rate swap contract, which resulted in a charge to interest expense of $967,350 in 2009.  See Note 5 to the Company’s financial statements included at Item 8 of this Annual Report on Form 10-K.

Gross margin for the fourth quarter of 2010 increased 17% from the fourth quarter of 2009. The increase is primarily the result of higher sales volume in the 2010 fourth quarter as a result of the increased activity in many of the markets we serve resulting from the improving economic conditions and continued strong demand for our mine roof support products and selective price increases to customers.

Selling and administrative expenses for the fourth quarter of 2010 increased 6% compared to the prior year quarter. The overall increase was due to increases in payroll and payroll related charges, travel expenses and higher sales commission payments in the 2010 period based on the higher sales volume.

Authoritative Accounting Guidance

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

In January 2010, the FASB issued new accounting guidance which requires new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring presentation on a gross basis of information about purchases, sales, issuances and settlements in Level 3 fair value measurements. The guidance also clarifies existing disclosures regarding level of disaggregation, inputs and valuation techniques. The guidance was effective for interim and annual reporting periods beginning after December 15, 2009.  Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010.  As this guidance requires only additional disclosure, the adoption of this guidance has not had, and is not expected to have, a material impact on the consolidated financial statements of the Company.

In December 2010, the FASB issued authoritative guidance which updates the guidance regarding Intangibles—Goodwill & Other. The amendments affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance will become effective for fiscal years and interim periods beginning after December 15, 2010. The adoption of this guidance is not expected to have a material impact on the consolidated financial statements of the Company.

In December 2010, the FASB issued authoritative guidance which updates the guidance regarding business combinations. The objective of this new guidance is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in this guidance specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments affect any public entity that enters into business combinations that are material on an individual or aggregate basis.  This guidance will become effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this guidance is not expected to have a material impact on the consolidated financial statements of the Company.

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

The discount rate used is based on a single equivalent discount rate derived with the assistance of our actuaries by matching expected future benefit payments in each year to the corresponding spot rates from the Citigroup Pension Liability Yield Curve, comprised of high quality (rated AA or better) corporate bonds.  The expected long-term rate of return on assets is also developed with input from the Company’s actuarial firms. We consider the Company’s historical experience with pension fund asset performance, the current and expected allocation of our plan assets, and expected long-term rates of return. The long-term rate-of-return assumption used for determining net periodic pension expense for 2010 was 8.5%. The Company reviews the long-term rate of return each year. Future actual pension income and expense will depend on future investment performance, changes in future discount rates, and various other factors related to the population of participants in the Company’s pension plans.

The Company expects to make cash contributions of approximately $2.2 million and $151,000 to its pension plans and postretirement plan, respectively, in 2011.

RESULTS OF OPERATIONS

Fiscal 2010 Compared to Fiscal 2009

The following table shows, for 2010 and 2009, selected line items from the consolidated statements of income as a percentage of net sales, by segment.

	Industrial	Security	Metal
	Hardware	Products	Products	Total
	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	76.4%	75.6%	92.8%	79.5%
Gross margin	23.6%	24.4%	7.2%	20.5%

Selling and administrative expense	14.6%	17.0%	7.3%	14.0%
Operating profit	9.0%	7.4%	-0.1%	6.5%

	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	75.6%	78.2%	103.7%	81.7%
Gross margin	24.4%	21.8%	-3.7%	18.3%

Selling and administrative expense	15.2%	18.1%	8.8%	15.1%
Operating profit	9.2%	3.7%	-12.5%	3.2%

The following table shows the amount of change from 2009 to 2010 in sales, cost of products sold, gross margin, selling and administrative expenses, and operating profit, by segment (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$7,573	$3,876	$6,016	$17,465
Volume	7.5%	6.5%	21.2%	9.7%
Prices	-0.3%	1.7%	7.8%	1.9%
New Products	8.0%	1.0%	-%	3.9%
	15.2%	9.2%	29.0%	15.5%

Cost of products sold	$6,248	$1,864	$3,315	$11,427
	16.6%	5.7%	15.4%	12.4%

Gross margin	$1,325	$2,012	$2,701	$6,038
	10.8%	21.9%	352.7%	29.3%

Selling and administrative expenses	$795	$174	$136	$1,105
	10.5%	2.3%	7.5%	6.5%

Operating profit	$530	$1,838	$2,565	$4,933
	11.5%	119.3%	99.4%	137.8%

Industrial Hardware Segment

Net sales in the Industrial Hardware segment increased 15% in 2010 from the 2009 level. The increased sales reflected an increase in sales of existing products, primarily to the vehicular markets in 2010 compared to 2009, as well as the introduction of new products.  The increase was reduced by lower sales to the military market as a result of the completion of certain military projects.  All of the new products were developed internally and offered to the many markets we service, including: military, utility truck, vehicular accessories and buses.  New products included a 3-point top base plate, a control rod SA, a crawler door, and a slam bolt assembly for the military market, a t-handle center case for the truck accessory market, an aluminum roller assembly for the distribution market, several new lightweight honeycomb structures for the high tech and transportation industries including a panel used in an interactive electronic board product and truck box assemblies for delivery trucks for the Mexican market, and an assortment of handles and latches used in many of the markets to which we sell.  The Industrial Hardware segment continues to develop new latching systems for the military and continues to actively pursue expansion of hardware sales to the military markets.

Cost of products sold for the Industrial Hardware segment increased 17% from 2009 to 2010. The primary reason for this increase was the higher sales volume in 2010 compared to the prior year.

Gross margin for 2010 at 24% was comparable to the 2009 level of 25% as a percentage of net sales for the Industrial Hardware segment.

Selling and administrative expenses increased 11% from 2009 levels due to increases in payroll and payroll related charges and higher expenditures for travel.

Security Products Segment

Net sales in the Security Products segment increased 9% from 2009 to 2010. The increase in sales in 2010 in the Security Products segment is primarily the result of increased sales of lock products to the computer, travel, vehicle and enclosure markets. The current economic conditions continue to have a negative impact on sales to the gaming and commercial laundry markets.  Sales of new products included new lock products for the enclosure and vehicle markets.  The new products included a locking windshield clamp used in the vehicle accessory market, various parts used in the musical instrument accessory market, as well as a variety of other lock products for various markets.  Several new products were introduced to the commercial laundry industry in 2010, with the first installation of the new “Flash Cash” advanced, contactless and wireless cash payment system nearing completion.

Cost of products sold for the Security Products segment increased 6% from 2009 to 2010. The increase in 2010 was primarily the result of increased cost for raw materials and purchased parts.  The increase was partially offset by decreases in expenses for research and development, engineering, payroll and payroll related charges.

Gross margin for 2010 increased to 24% from the 2009 level of 22% as a percentage of net sales for the Security Products segment. The increase was primarily the result of the increased sales volume and the mix of products sold as compared to the prior year period.

Selling and administrative expenses increased 2% from the same period a year ago due to increased payroll and payroll related charges and higher sales commission payments in 2010 based on the higher sales volume.

Metal Products Segment

Net sales in the Metal Products segment increased 29% from 2009 to 2010.  Sales of mine products increased 28% in 2010 compared to 2009.  The increase in sales of mining products was driven by continued strong demand in both the U.S. and Canadian mining markets compared to the prior year periods.  Sales of contract casting products increased 19% from 2009 levels.  The increase in sales of contract castings was primarily the result of a temporary shutdown of production at a competing foundry.  There were no sales of new products in 2010 in the Metal Products segment.  A $2.5 million capital expenditure program in the Metal Products segment was completed during 2010, with no disruption of customer service.

Cost of products sold for the Metal Products segment increased 15% from 2009 to 2010.  Increases were primarily the result of the increased sales volume.  Cost increases were experienced for raw materials, outside parts and processing, payroll and payroll related charges, supplies and tools, and equipment maintenance.

Gross margin as a percentage of sales in the Metal Products segment increased from -4% in 2009 to 7% in 2010.  The improvement in gross margin is due to the mix of products produced, elimination of products with unacceptable profit margins, price increases to customers, and improvement in manufacturing processes resulting from the $2.5 million capital expenditure program in 2010.

Selling and administrative expenses in the Metal Products segment increased 8% from 2009 to 2010, due to increased payroll and payroll related charges.

Other Items

The following table shows the amount of change from 2009 to 2010 in other items (dollars in thousands):

Total
Interest expense	$(1,462)
-84.6%

Other income	$(48)
-94.1%

Income taxes	$1,840
212.7%

Interest expense decreased from 2009 to 2010 due to the termination of the interest rate swap contract in December 2009, pay-down of debt and lower interest rates resulting from refinancing in the first quarter of 2010.

Other income decreased from 2009 to 2010 due to lower interest income earned on cash balances in the Company’s cash management program in 2010.

Income taxes – the effective tax rate decreased in 2010 to 33% from the 45% rate in 2009. The 2009 effective tax rate was higher primarily as a result of a 10% impact on the rate as a result of the repatriation of foreign earnings of $2 million with no corresponding foreign tax credit to offset the U.S. tax impact.

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

Income taxes – the effective tax rate increased in 2009 to 45% from the 25% rate in 2008. The 2009 effective tax rate was higher primarily as a result of a 10% impact on the rate as a result of the repatriation of foreign earnings of $2 million with no corresponding foreign tax credit to offset the U.S. tax impact.

The lesser 2008 effective tax rate was primarily a result of the following: 1.4% benefit on the rate related to the repatriation of $500,000 of earnings, which created beneficial foreign tax credits of $388,000; a 6.3% benefit from foreign earnings in low tax jurisdictions as compared to the U.S. tax rate; and a reduction in state taxes as a result of a reduction in the state blended tax rate against an opening deferred tax liability.

Liquidity and Sources of Capital

The Company’s financial position strengthened in 2010 due to the improved profitability of the Company resulting from the higher sales volume and the refinancing of its outstanding debt that occurred on January 29, 2010.  The primary source of the Company’s cash is earnings from operating activities adjusted for cash generated from or used for net working capital.  The most significant recurring non-cash items included in income are depreciation and amortization expense.  Changes in working capital fluctuate with the changes in operating activities.  As sales increase, there generally is an increased need for working capital.  Since increases in working capital reduce the Company’s cash, management attempts to keep the Company’s investment in net working capital at a reasonable level by closely monitoring inventory levels and matching production to expected market demand, keeping tight control over the collection of receivables, and optimizing payment terms on its trade and other payables.

The Company is dependent on the continued demand for its products and subsequent collection of accounts receivable from its customers. The Company serves a broad base of customers and industries with a variety of products. As a result, any fluctuations in demand or payment from a particular industry or customer should not have a material impact on the Company’s sales and collection of receivables. Management expects that the Company’s foreseeable cash needs for operations, capital expenditures, debt service and dividend payments will continue to be met by the Company’s operating cash flows and available credit facility.

The following table shows key financial ratios at the end of each year:

	2010	2009	2008
Current ratio	4.9	3.9	4.8
Average days’ sales in accounts receivable	47	51	52
Inventory turnover	3.7	3.8	3.6
Ratio of working capital to sales	37.1%	39.3%	35.9%
Total debt to shareholders’ equity	6.4%	17.2%	21.9%

The following table shows important liquidity measures as of the fiscal year end balance sheet date for each of the preceding three years (in millions):

	2010	2009	2008
Cash and cash equivalents	$12.2	$16.7	$9.0
Working capital	48.3	44.3	48.7
Net cash provided by operating activities	9.5	13.3	7.6
Change in working capital impact on net cash (used)/provided by operating activities	(0.8)	7.6	(1.5)
Net cash used in investing activities	(4.7)	(2.2)	(2.4)
Net cash used in financing activities	(9.4)	(3.4)	(4.2)

The $3.8 million decrease in net cash provided by operating activities from Fiscal 2009 to Fiscal 2010 was primarily related to the changes in working capital, and was anticipated given the higher sales volume during 2010.  The $5.7 million increase in net cash provided by operating activities in Fiscal 2009 from Fiscal 2008 is the result of improvements in working capital during the year, including reductions in accounts receivable and inventory and an increase in accounts payable, offset by the lower profitability in 2009 resulting from the recessionary environment in that year.

In Fiscal 2010, the impact on cash from the net change in working capital was ($0.8) million resulting from cash used for changes in accounts receivable, inventory, prepaid expenses, other assets and other accrued expenses of $5.5 million, offset by cash provided by changes in accounts payable, pension and accrued compensation of $4.7 million.  During Fiscal 2009, the impact from the net changes in working capital provided $7.6 million in cash, which was primarily the result of a $6.7 million reduction in inventory during 2009.  During Fiscal 2008, the impact on cash from the net changes in working capital was ($1.5) million.  In 2008, a $1.5 million reduction in accounts receivable was offset by a $1.1 million increase in inventory and a $1.9 million decrease in accounts payable, accrued compensation and other accrued expenses.

Virtually the entire amount of cash used in investing activities in Fiscal 2010 and Fiscal 2009 was for the purchase of fixed assets.  In Fiscal 2008, the Company made one small acquisition using approximately $128,000.  The balance for Fiscal 2008 related primarily to the purchase of fixed assets.  The significant increase in 2010 was related to a major equipment upgrade in the Metal Products Group.  Capital expenditures in Fiscal 2011 are expected to be in the range of $4 million.

The Company used $9.4 million of cash related to financing activities in Fiscal 2010.  A net of approximately $7 million was used for debt repayments and the related refinancing that was completed on January 29, 2010.  The Company also issued a one-time extra dividend in December 2010 which increased dividend payments to $3.2 million for Fiscal 2010 from approximately $2.2 million in Fiscal 2009.  These cash usages were partially offset by $726,000 in net cash proceeds, related to the exercise of stock options during 2010 ($1.3 million for new shares issued, a $108,000 tax benefit related to the exercise of stock options, and less $730,000 for shares purchased by the treasury as payment for some of the new shares issued).  Net cash used by financing activities in Fiscal 2009 totaled $3.4 million.  This consisted of cash usages of $2.2 million for dividends and $2.2 million of long-term debt payments.  These amounts were offset by net cash proceeds of approximately $1 million related to the exercise of stock options during 2009 ($1.6 million for new shares issued, a $200,000 tax benefit related to the exercise of stock options, and less $800,000 for shares purchased by the treasury as payment for some of the new shares issued).  In Fiscal 2008, net cash used by financing activities totaled $4.2 million, including $3.8 million paid to reduce the Company’s debt, and $1.9 million paid out as dividends during the year.  These amounts were offset by net cash proceeds of approximately $1.6 million related to the exercise of stock options during 2008 ($1.9 million for new shares issued, a $400,000 tax benefit related to the exercise of stock options, and less $600,000 for shares purchased by the treasury as payment for some of the new shares issued).

The Company leases certain equipment and buildings under cancelable and non-cancelable operating leases expiring at various dates up to five years. Rent expense amounted to approximately $1.0 million, $759,000 and $908,000 in 2010, 2009 and 2008, respectively.

On September 22, 2006 the Company signed an unsecured loan agreement (“Prior Loan Agreement”), which included a $20,000,000 term loan and a revolving line of credit, with its former lender, Bank of America, N.A.  The term portion of the loan required quarterly payments of $714,286 for a period of seven (7) years, maturing on September 22, 2013.  Prior to April 21, 2009, the revolving credit portion allowed the Company to borrow up to $12,000,000 with a maturity date of September 22, 2009.    The revolving credit portion had a variable quarterly commitment fee ranging from 0.10% to 0.25% based on operating results. Effective April 21, 2009, the Company agreed to a reduction in the amount available on the revolving credit portion to $3,000,000.  Effective June 19, 2009, the quarterly commitment fee was fixed at 0.5%.  There were no outstanding balances under the revolving credit portion at January 2, 2010.  The Prior Loan Agreement was settled in January 2010 when the Company refinanced all of its debt with People’s United Bank.

The interest rates on the term and the revolving credit portions of the Prior Loan Agreement varied.  Prior to June 19, 2009, the interest rates varied based on the LIBOR rate plus a margin spread of 1.0% to 1.65% for the term portion and 1.0% to 1.6% for the revolving credit portion. The margin rate spread was based on operating results calculated on a rolling-four-quarter basis. Effective June 19, 2009, the margin spread was fixed at a rate of 2.25%.  The Company was also able to borrow funds at the lender’s prime rate.

On November 13, 2009, the Company amended its Prior Loan Agreement with Bank of America, N.A.  The amendment extended the term of the revolving credit portion of the Loan Agreement to May 31, 2010 and permanently reduced the amount available to borrow to $3,000,000.  In addition, the margin rate spread was fixed at two and one quarter percent (2.25%); the unused line fee was increased to one half of one percent (0.50%); and the fixed coverage ratio covenant was modified such that it would be calculated on a fiscal year to date basis (instead of a rolling four quarter basis) commencing with the second quarter of Fiscal 2009, provided that if the Company failed to comply with such fixed coverage ratio covenant for any quarter, then such ratio would be re-calculated to add back the amount of permitted dividends declared and actually paid during the period to meet the required 1.1 to 1.0 ratio, so long as the payment of such dividends did not result in the amount of consolidated cash to be below $10,000,000 on the date of determination.  The testing period returned to a rolling 4 quarter period effective with the end of the first quarter of 2010.  The amendment also required the Company to secure all of the present and future indebtedness of the Company and its subsidiaries with a continuing first priority security interest in all present and future assets of the Company and its consolidated subsidiaries.

On November 2, 2006, the Company entered into an interest rate swap contract with its former lender with an original notional amount of $20,000,000, which was equal to 100% of the outstanding balance of the term loan on that date. The notional amount began decreasing on a quarterly basis on January 2, 2007 following the principal repayment schedule of the term loan. The Company has a fixed interest rate of 5.25% on the swap contract and paid the difference between the fixed rate and LIBOR when LIBOR was below 5.25% and received interest when the LIBOR rate exceeded 5.25%.  This remained in effect until December 22, 2009 when the Company terminated the interest rate swap contract at a cost of $967,350, which was accounted for as a charge to interest expense.  After terminating the contract, the Company commenced a refinancing plan of all of the Company’s outstanding debt.

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

Interest on the term portion of the New Loan Agreement is fixed at 4.98%.  The interest rate on the revolving credit portion of the New Loan Agreement varies based on the LIBOR rate or People’s Prime rate plus a margin spread of 2.25%, with a floor rate of 4.0%.   During Fiscal 2010 the Company did not utilize the revolving credit portion of the New Loan Agreement and there was no balance outstanding as of January 1, 2011.

The Company’s loan covenants under the New Loan Agreement require the Company to maintain specified financial ratios and amounts. In addition, the Company has restrictions on, among other things, new capital leases, purchases or redemptions of its capital stock, mergers and divestitures, and new borrowing.

Tabular Disclosure of Contractual Obligations

The Company’s known contractual obligations as of January 1, 2011, are shown below (in thousands):

		Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$4,464	$714	$1,429	$1,429	$892
Estimated interest on long-term debt	676	187	304	159	26
Operating lease obligations	2,201	1,062	1,114	25	--
Estimated contributions to pension plans	14,013	1,283	4,215	4,215	4,300
Estimated post retirement benefits other than pensions	1,461	151	323	349	638
Total	$22,815	$3,397	$7,385	$6,177	$5,856

The amounts shown in the above table for estimated contributions to pension plans and estimated postretirement benefits other than pensions are based on the assumptions in Note 10 to the consolidated financial statements, as well as the assumption that participant counts will remain stable.

The Company does not have any non-cancelable open purchase orders.

During the fourth quarter of Fiscal 2008 a change in the general economy caused a significant tightening of credit by financial institutions.  During Fiscal 2009, the Company increased its cash position by approximately $7.8 million.  In January 2010, the Company used a portion of its cash on hand to pay-down and refinance the remaining balance of its long-term debt.  The Company believes it has sufficient cash on hand and credit resources available to it to sustain itself though the next fiscal year.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s foreign manufacturing facilities account for approximately 18% of total sales and 17% of total assets.  Its U.S. operations buy from and sell to these foreign affiliates, and also make limited sales (approximately 15% of total sales) to nonaffiliated foreign customers.  This trade activity could be affected by fluctuations in foreign currency exchange or by weak economic conditions.  The Company’s currency exposure is concentrated in the Canadian dollar, Mexican peso, New Taiwan dollar, Chinese RMB and Hong Kong dollar.  Because of the Company’s limited exposure to any single foreign market, any exchange gains or losses have not been material and are not expected to be material in the future.  Had the exchange rate as of January 1, 2011 for all of the listed currencies changed by 1%, the total change in reported earnings would have been approximately $20,000.  As a result, the Company does not attempt to mitigate its foreign currency exposure through the acquisition of any speculative or leveraged financial instruments.  In 2010, a 10% increase/decrease in exchange rates would have resulted in a translation increase/decrease to sales of approximately $2.2 million, and to equity of approximately $1.6 million.

On January 29, 2010, the Company eliminated its interest rate risk by refinancing its long-term debt at a fixed rate of 4.98%.  See note 5 to the Company’s financial statements included at Item 8 of this Annual Report on Form 10-K.

[This page intentionally left blank.]

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Eastern Company

Consolidated Balance Sheets

	January 1	January 2
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$12,224,608	$16,746,673
Accounts receivable, less allowances of $519,000 in 2010 and $392,000 in 2009	16,424,766	15,326,416

Inventories:
Raw materials and component parts	8,090,149	7,837,854
Work in process	5,298,939	4,367,851
Finished goods	14,801,087	12,314,584
	28,190,175	24,520,289

Prepaid expenses and other assets	2,652,132	2,037,745
Deferred income taxes	1,141,744	1,129,898
Total Current Assets	60,633,425	59,761,021

Property, Plant and Equipment
Land	1,152,972	1,134,743
Buildings	13,898,789	13,790,853
Machinery and equipment	38,276,592	35,413,406
Accumulated depreciation	(28,864,317)	(27,365,369)
	24,464,036	22,973,633

Other Assets
Goodwill	13,933,990	13,869,005
Trademarks	150,751	151,341
Patents, technology and other intangibles net of accumulated amortization	2,259,235	2,796,698
Deferred income taxes	912,043	1,283,323
Prepaid pension cost	—	36,838
	17,256,019	18,137,205
	$102,353,480	$100,871,859

Consolidated Balance Sheets

	January 1	January 2
	2011	2010
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$7,518,969	$5,335,317
Accrued compensation	2,997,126	1,811,236
Other accrued expenses	1,141,514	1,191,360
Current portion of long-term debt	714,286	7,142,858
Total Current Liabilities	12,371,895	15,480,771

Other long-term liabilities	713,202	1,077,247
Long-term debt, less current portion	3,750,000	4,285,713
Accrued postretirement benefits	1,461,371	1,341,498
Accrued pension cost	14,013,269	12,089,326

Commitments and contingencies (See Note 4)

Shareholders’ Equity
Voting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Nonvoting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Common Stock, no par value:
Authorized: 50,000,000 shares
Issued: 8,852,762 shares in 2010 and 8,709,384 shares in 2009	27,717,318	26,236,477
Treasury Stock: 2,694,729 shares in 2010 and 2,644,215 shares in 2009	(19,105,723)	(18,375,416)
Retained earnings	69,919,619	67,558,201

Accumulated other comprehensive income (loss):
Foreign currency translation	2,448,675	1,696,013
Unrecognized net pension and postretirement benefit costs, net of taxes	(10,936,146)	(10,517,971)
	(8,487,471)	(8,821,958)
Total Shareholders’ Equity	70,043,743	66,597,304
	$102,353,480	$100,871,859

See accompanying notes.

Consolidated Statements of Income

		Year ended
	January 1	January 2	January 3
	2011	2010	2009
Net sales	$130,130,360	$112,665,464	$135,878,490
Cost of products sold	(103,458,137)	(92,031,078)	(110,415,392)
Gross margin	26,672,223	20,634,386	25,463,098

Selling and administrative expenses	(18,160,504)	(17,055,610)	(18,432,700)
Operating profit	8,511,719	3,578,776	7,030,398

Interest expense	(266,297)	(1,727,980)	(1,063,607)
Other income	2,996	50,733	76,057
Income before income taxes	8,248,418	1,901,529	6,042,848

Income taxes	2,705,413	865,122	1,538,225
Net income	$5,543,005	$1,036,407	$4,504,623
Earnings per Share:
Basic	$0.91	$0.17	$0.77

Diluted	$0.90	$0.17	$0.73

See accompanying notes.

Consolidated Statements of Comprehensive Income (Loss)

		Year ended
	January 1	January 2	January 3
	2011	2010	2009
Net income	$5,543,005	$1,036,407	$4,504,623
Other comprehensive income/(loss) -
Change in foreign currency translation	752,662	1,031,023	(1,735,278)
Change in fair value of derivative financial instruments, net of income tax (expense)/benefit of ($72,200) in 2009 and $204,866 in 2008	—	130,298	(387,041)
Reclassification adjustment for termination of derivative financial instrument, net of income tax expense of $340,991	—	626,359	—
Change in pension and postretirement benefit costs, net of income taxes benefit/(expense) of $227,018 in 2010, ($1,341,658) in 2009 and $5,581,644 in 2008	(418,175)	2,426,568	(10,306,221)
	334,487	4,214,248	(12,428,540)
Comprehensive income/(loss)	$5,877,492	$5,250,655	$(7,923,917)

See accompanying notes.

Consolidated Statements of Shareholders’ Equity

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity

Balances at December 29, 2007	8,354,978	$22,173,795	(2,545,379)	$(16,967,562)	$66,262,566	$(651,531)	$70,817,268
Net income					4,504,623		4,504,623
Cash dividends declared, $.33 per share					(1,938,172)		(1,938,172)
Currency translation adjustment						(1,735,278)	(1,735,278)
Change in pension and postretirement benefit costs, net of tax						(10,306,221)	(10,306,221)
Change in derivative financial instrument, net of tax						(387,041)	(387,041)
Effects of changing pension plan measurement date pursuant to ASC 715, net of tax					(152,074)	43,865	(108,209)
Purchase of Common Stock for treasury			(42,955)	(610,526)			(610,526)
Issuance of Common Stock upon the exercise of stock options	196,606	1,861,486					1,861,486
Tax benefit from exercise of non-qualified stock options and disqualifying dispositions of incentive stock options		355,799					355,799
Cash payment for fractional shares resulting from exercise of stock options		(4)					(4)
Issuance of Common Stock for directors’ fees	1,769	27,840					27,840
Balances at January 3, 2009	8,553,353	24,418,916	(2,588,334)	(17,578,088)	68,676,943	(13,036,206)	62,481,565
Net income					1,036,407		1,036,407
Cash dividends declared, $.36 per share					(2,155,149)		(2,155,149)
Currency translation adjustment						1,031,023	1,031,023
Change in pension and postretirement benefit costs, net of tax						2,426,568	2,426,568
Change in derivative financial instrument, net of tax						130,298	130,298

Consolidated Statements of Shareholders’ Equity (continued)

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity

Termination of derivative financial instrument, net of tax						626,359	626,359
Purchase of Common Stock for treasury			(55,881)	(797,328)			(797,328)
Issuance of Common Stock upon the exercise of stock options	153,421	1,584,042					1,584,042
Tax benefit from exercise of non-qualified stock options and disqualifying dispositions of incentive stock options		202,767					202,767
Issuance of Common Stock for directors’ fees	2,610	30,752					30,752
Balances at January 2, 2010	8,709,384	26,236,477	(2,644,215)	(18,375,416)	67,558,201	(8,821,958)	66,597,304
Net income					5,543,005		5,543,005
Cash dividends declared, $.52 per share					(3,181,587)		(3,181,587)
Currency translation adjustment						752,662	752,662
Change in pension and postretirement benefit costs, net of tax						(418,175)	(418,175)
Purchase of Common Stock for treasury			(50,514)	(730,307)			(730,307)
Issuance of Common Stock upon the exercise of stock options	141,750	1,348,585					1,348,585
Tax benefit from exercise of non-qualified stock options and disqualifying dispositions of incentive stock options		107,662					107,662
Issuance of Common Stock for directors’ fees	1,628	24,594					24,594
Balances at January 1, 2011	8,852,762	$27,717,318	(2,694,729)	$(19,105,723)	$69,919,619	$(8,487,471)	$70,043,743

See accompanying notes.

Consolidated Statements of Cash Flows

		Year ended
	January 1	January 2	January 3
	2011	2010	2009
Operating Activities
Net income	$5,543,005	$1,036,407	$4,504,623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,942,639	4,103,317	4,128,312
Loss on sale of equipment and other assets	113,026	5,644	7,003
Provision for doubtful accounts	177,186	320,716	132,988
Deferred income taxes	526,173	235,788	286,046
Issuance of Common Stock for directors’ fees	24,594	30,752	27,840
Changes in operating assets and liabilities:
Accounts receivable	(1,047,724)	1,573,393	1,467,368
Inventories	(3,400,662)	6,671,197	(1,099,265)
Prepaid expenses and other	(534,465)	361,028	272,933
Prepaid pension cost	1,491,944	791,059	(130,905)
Recoverable taxes receivable	—	1,313,628	100,288
Other assets	(140,918)	(15,847)	(111,295)
Accounts payable	2,061,171	(1,858,201)	(911,386)
Accrued compensation	1,146,355	(127,707)	(634,707)
Other accrued expenses	(401,052)	(1,097,616)	(426,618)
Net cash provided by operating activities	9,501,272	13,343,558	7,613,225

Investing Activities
Purchases of property, plant and equipment	(4,733,244)	(2,226,025)	(2,331,341)
Proceeds from sale of equipment and other assets	275	—	13,246
Business acquisitions	—	—	(128,325)
Net cash used in investing activities	(4,732,969)	(2,226,025)	(2,446,420)

Financing Activities
Principal payments on long-term debt	(11,964,286)	(2,240,202)	(3,838,029)
Proceeds from issuance of long-term debt	5,000,000	—	—
Proceeds from sales of Common Stock	1,348,585	1,584,042	1,861,486
Tax benefit from disqualifying disposition of incentive stock options and exercise of non-qualified stock options	107,662	202,767	355,799
Purchases of Common Stock for treasury	(730,307)	(797,328)	(610,526)
Cash payment for fractional shares resulting from exercise of stock options	—	—	(4)
Dividends paid	(3,181,587)	(2,155,149)	(1,938,172)
Net cash used in financing activities	(9,419,933)	(3,405,870)	(4,169,446)
Effect of exchange rate changes on cash	129,565	67,385	(239,456)
Net change in cash and cash equivalents	(4,522,065)	7,779,048	757,903

Cash and cash equivalents at beginning of year	16,746,673	8,967,625	8,209,722
Cash and cash equivalents at end of year	$12,224,608	$16,746,673	$8,967,625

See accompanying notes.

The Eastern Company

Notes to Consolidated Financial Statements

1. Description of Business

The operations of The Eastern Company (the “Company”) consist of three business segments: industrial hardware, security products, and metal products. The industrial hardware segment produces latching devices for use on industrial equipment and instrumentation, composite panels used primarily in the transportation industry, as well as a broad line of proprietary hardware designed for truck bodies and other vehicular type equipment. The security products segment manufactures and markets a broad range of locks for traditional general purpose security applications as well as specialized locks for soft luggage, coin-operated vending and gaming equipment, and electric and computer peripheral components. This segment also manufactures and markets coin acceptors and metering systems to secure cash used in the commercial laundry industry and produces cashless payment systems utilizing advanced smart card technology. The metal products segment produces anchoring devices used in supporting the roofs of underground coal mines and specialty products, which serve the construction, automotive and electrical industries.

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

Fiscal Year

The Company’s year ends on the Saturday nearest to December 31.  Fiscal 2010 and 2009 were 52 weeks, 2008 was a 53 week year.

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

The Eastern Company

Notes to Consolidated Financial Statements (continued)

2. Accounting Policies (continued)

Recognition of Revenue and Accounts Receivable

Revenue and accounts receivable are recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred, and there is a reasonable assurance of collection of the sales proceeds. The Company obtains written purchase authorizations from its customers for a specified amount of product at a specified price and delivery occurs at the time of shipment. Credit is extended based on an evaluation of each customer’s financial condition; collateral is not required. Accounts receivable are recorded net of applicable allowances. No customers exceeded 10% of total accounts receivable at year end 2010 or 2009.

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

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method in the U.S. ($21,291,489 for U.S. inventories at January 1, 2011) and by the first-in, first-out (FIFO) method for inventories outside the U.S. ($6,898,686 for inventories outside the U.S. at January 1, 2011). Current cost exceeds the LIFO carrying value by approximately $5,223,000 at January 1, 2011 and $4,725,000 at January 2, 2010. There was no material LIFO quantity liquidation in 2010, 2009 or 2008.

Property, Plant and Equipment and Related Depreciation

Property, plant and equipment (including equipment under capital lease) are stated at cost. Depreciation ($3,265,832 in 2010, $3,387,575 in 2009 and $3,410,538 in 2008) is computed generally using the straight-line method based on the following estimated useful lives of the assets: Buildings 10 to 39.5 years; Machinery and equipment 3 to 10 years.

Goodwill, Intangibles and Impairment of Long-Lived Assets

Patents are recorded at cost and are amortized using the straight-line method over the lives of the patents. Technology and licenses are recorded at cost and are generally amortized on a straight-line basis over periods ranging from 5 to 17 years. Non-compete agreements and customer relationships are being amortized using the straight-line method over a period of 5 years. Amortization expense in 2010, 2009 and 2008 was $676,807, $715,742 and $717,774, respectively. Total amortization expense for each of the next five years is estimated to be as follows: 2011 - $539,000; 2012 - $227,000; 2013 - $212,000; 2014 - $212,000; and 2015 - $212,000. Trademarks are not amortized as their lives are deemed to be indefinite.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

2. Accounting Policies (continued)

The gross carrying amount and accumulated amortization of amortizable intangible assets:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total	Weighted-Average Amortization Period (Years)
2010 Gross Amount:
Patents and developed technology	$2,746,918	$1,016,936	$26,382	$3,790,236	16.0
Customer relationships	45,825	1,921,811	—	1,967,636	5.0
Non-compete agreements	30,000	90,735	—	120,735	5.0
Total Gross Intangibles	$2,822,743	$3,029,482	$26,382	$5,878,607	11.9

2010 Accumulated Amortization:
Patents and developed technology	$1,416,034	$417,801	$25,307	$1,859,142
Customer relationships	27,495	1,630,581	—	1,658,076
Non-compete agreements	18,000	84,154	—	102,154
Total Gross Amortization	$1,461,529	$2,132,536	$25,307	$3,619,372

Net 2010 per Balance Sheet	$1,361,214	$896,946	$1,075	$2,259,235

2009 Gross Amount:
Patents and developed technology	$2,662,125	$995,778	$45,679	$3,703,582	16.0
Customer relationships	45,825	1,921,811	—	1,967,636	5.0
Non-compete agreements	30,000	90,735	—	120,735	5.0
Other	—	128,941	—	128,941	1.0
Total Gross Intangibles	$2,737,950	$3,137,265	$45,679	$5,920,894	11.6

2009 Accumulated Amortization:
Patents and developed technology	$1,262,599	$342,109	$41,996	$1,646,704
Customer relationships	18,330	1,246,219	—	1,264,549
Non-compete agreements	12,000	75,943	—	87,943
Other	—	125,000	—	125,000
Total Gross Amortization	$1,292,929	$1,789,271	$41,996	$3,124,196

Net 2009 per Balance Sheet	$1,445,021	$1,347,994	$3,683	$2,796,698

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

The Eastern Company

Notes to Consolidated Financial Statements (continued)

2. Accounting Policies (continued)

The Company evaluates the carrying amount of goodwill and trademarks on our balance sheets for possible impairment annually during the second quarter of each year. Goodwill or trademarks would be considered impaired whenever our historical carrying amount exceeds the fair value.  Goodwill and trademarks were not impaired in 2010, 2009 or 2008.  Should we reach a different conclusion in the future, additional work would be performed to determine the amount of the non-cash impairment charge to be recognized.  The maximum future impairment of goodwill or trademarks that could occur is the amount recognized on our balance sheet.

The following is a roll-forward of goodwill for 2010 and 2009:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total
2010
Beginning balance	$2,035,189	$11,833,816	$—	$13,869,005
Foreign exchange	64,985	—	—	64,985
Ending balance	$2,100,174	$11,833,816	$—	$13,933,990

2009
Beginning balance	$1,866,540	$11,833,816	$—	$13,700,356
Foreign exchange	168,649	—	—	168,649
Ending balance	$2,035,189	$11,833,816	$—	$13,869,005

Cost of Goods Sold

Cost of goods sold reflects the cost of purchasing, manufacturing and preparing a product for sale.  These costs generally represent the expenses to acquire or manufacture products for sale (including an allocation of depreciation and amortization) and are primarily comprised of direct materials, direct labor as well as overhead which includes indirect labor, facility and equipment costs, inbound freight, receiving, inspection, purchasing, warehousing and any other costs related to the purchasing, manufacturing or preparation of a product for sale.

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include all operating costs of the Company that are not directly related to the cost of purchasing, manufacturing and preparing a product for sale.  These expenses generally represent the cost of selling or distributing the product once it is available for sale as well as administrative expenses for support functions and related overhead.

Product Development Costs

Product development costs, charged to expense as incurred, were $739,251 in 2010, $1,330,729 in 2009 and $1,293,167 in 2008.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were $446,899 in 2010, $486,598 in 2009 and $560,660 in 2008.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

2. Accounting Policies (continued)

Income Taxes

The Company accounts for uncertain tax positions pursuant to the provisions of FASB Accounting Standards Codification (“ASC”) 740 which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. These provisions detail how companies should recognize, measure, present and disclose uncertain tax positions that have or are expected to be taken. As such, the financial statements will reflect expected future tax consequences of uncertain tax positions presuming the taxing authorities’ full knowledge of the position and all relevant facts. See Note 8 Income Taxes.

The Company and its U.S. subsidiaries file a consolidated federal income tax return.

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Earnings per Share

The denominators used in the earnings per share computations follow:

	2010	2009	2008
Basic:
Weighted average shares outstanding	6,104,711	5,985,640	5,875,140

Diluted:
Weighted average shares outstanding	6,104,711	5,985,640	5,875,140
Dilutive stock options	87,308	256,140	284,423
Denominator for diluted earnings per share	6,192,019	6,241,780	6,159,563

There were no anti-dilutive stock options in 2010 or 2009.  The Company excluded the effect of 261,750 shares in 2008 from the above dilutive stock options, as their inclusion would have been anti-dilutive.

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

The Company’s interest rate swap agreement was accounted for as a cashflow hedge, and, as a result, changes in the fair value of the derivative were recorded as an asset or liability with the offset amount recorded to accumulated other comprehensive income (loss) in shareholders’ equity for 2008. There have been no losses related to the ineffectiveness of the Company’s cashflow hedge in any of the years presented.  On December 22, 2009, the Company terminated the interest rate swap contract at a cost of $967,350 that was accounted for as a charge to interest expense.  See Note 5 Debt.

Stock Based Compensation

The Company accounts for stock based compensation pursuant to the fair value recognition provisions of ASC 718.  No stock options were granted in 2010, 2009 or 2008, and, since all outstanding options were fully vested in each year presented, there was no impact on the financial statements.

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

The carrying amounts of financial instruments (cash and cash equivalents, accounts receivable, accounts payable and debt) as of January 1, 2011 and January 2, 2010, approximate fair value. Fair value was based on expected cash flows and current market conditions.

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

During the fourth quarter of 2010, the Company was contacted by the State of Illinois regarding potential ground contamination at our plant in Wheeling, Illinois.  The Company signed up with a voluntary remediation program in Illinois and has engaged an environmental clean-up company to perform testing and develop a remediation plan, if needed.  No estimate for the cost of remediation was available when this Form 10-K was filed with the SEC.

Approximately 39% of the total workforce is subject to negotiated union contracts, and approximately 3% of the total workforce is covered by such agreements that expire during 2011.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

5. Debt

On September 22, 2006 the Company signed an unsecured loan agreement (“Prior Loan Agreement”), which included a $20,000,000 term loan and a revolving line of credit, with its former lender, Bank of America, N.A.  The term portion of the loan required quarterly payments of $714,286 for a period of seven (7) years, maturing on September 22, 2013.  Prior to April 21, 2009, the revolving credit portion allowed the Company to borrow up to $12,000,000 with a maturity date of September 22, 2009.    The revolving credit portion had a variable quarterly commitment fee ranging from 0.10% to 0.25% based on operating results. Effective April 21, 2009, the Company agreed to a reduction in the amount available on the revolving credit portion to $3,000,000.  Effective June 19, 2009, the quarterly commitment fee was fixed at 0.5%.  There were no outstanding balances under the revolving credit portion at January 2, 2010.  The Prior Loan Agreement was settled in January 2010 when the Company refinanced all of its debt with People’s United Bank.

The interest rates on the term and the revolving credit portions of the Prior Loan Agreement varied.  Prior to June 19, 2009, the interest rates varied based on the LIBOR rate plus a margin spread of 1.0% to 1.65% for the term portion and 1.0% to 1.6% for the revolving credit portion. The margin rate spread was based on operating results calculated on a rolling-four-quarter basis. Effective June 19, 2009, the margin spread was fixed at a rate of 2.25%.  The Company was also able to borrow funds at the lender’s prime rate.

On November 13, 2009, the Company amended its Prior Loan Agreement with Bank of America, N.A.  The amendment extended the term of the revolving credit portion of the Loan Agreement to May 31, 2010 and permanently reduced the amount available to borrow to $3,000,000.  In addition, the margin rate spread was fixed at two and one quarter percent (2.25%); the unused line fee was increased to one half of one percent (0.50%); and the fixed coverage ratio covenant was modified such that it would be calculated on a fiscal year to date basis (instead of a rolling four quarter basis) commencing with the second quarter of Fiscal 2009, provided that if the Company failed to comply with such fixed coverage ratio covenant for any quarter, then such ratio would be re-calculated to add back the amount of permitted dividends declared and actually paid during the period to meet the required 1.1 to 1.0 ratio, so long as the payment of such dividends did not result in the amount of consolidated cash to be below $10,000,000 on the date of determination.  The testing period returned to a rolling 4 quarter period effective with the end of the first quarter of 2010.  The amendment also required the Company to secure all of the present and future indebtedness of the Company and its subsidiaries with a continuing first priority security interest in all present and future assets of the Company and its consolidated subsidiaries.

On November 2, 2006, the Company entered into an interest rate swap contract with its former lender with an original notional amount of $20,000,000, which was equal to 100% of the outstanding balance of the term loan on that date. The notional amount began decreasing on a quarterly basis on January 2, 2007 following the principal repayment schedule of the term loan. The Company has a fixed interest rate of 5.25% on the swap contract and paid the difference between the fixed rate and LIBOR when LIBOR was below 5.25% and received interest when the LIBOR rate exceeded 5.25%.  This remained in effect until December 22, 2009 when the Company terminated the interest rate swap contract at a cost of $967,350, which was accounted for as a charge to interest expense.  After terminating the contract, the Company commenced a refinancing plan of all of the Company’s outstanding debt.

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

Interest on the term portion of the New Loan Agreement is fixed at 4.98%.  The interest rate on the revolving credit portion of the New Loan Agreement varies based on the LIBOR rate or People’s Prime rate plus a margin spread of 2.25%, with a floor rate of 4.0%.   During Fiscal 2010 the Company did not utilize the revolving credit portion of the New Loan Agreement and there was no balance outstanding as of January 1, 2011.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

5. Debt (continued)

As a result of the refinancing in January 2010, the Company reclassified a portion of its long-term debt to current as of January 2, 2010.  Debt consists of:

	2010	2009
Term loan	$4,464,286	$11,428,571
Less current portion	714,286	7,142,858
	$3,750,000	$4,285,713

The Company paid approximately $5.7 million of the $7.1 million of scheduled annual principal maturities for 2010, shown in the table above, in connection with the refinancing of the Company’s debt on January 29, 2010.

The Company paid interest of $316,552 in 2010, $1,649,607 in 2009 and $1,318,371 in 2008.

Collectively, under the covenants of the Prior Loan Agreement and the New Loan Agreement, the Company is required to maintain specified financial ratios and amounts. In addition, the Company has restrictions on, among other things, new capital leases, purchases or redemptions of its capital stock, mergers and divestitures, and new borrowing.

As of January 1, 2011, scheduled annual principal maturities of long-term debt for each of the next five years follow:

2011	$714,286
2012	714,286
2013	714,286
2014	892,857
2015	535,714
Thereafter	892,857
$4,464,286

6. Stock Rights

On July 23, 2008, the Company adopted a new stock rights plan to replace the plan that expired on July 22, 2008.  At January 1, 2011, there were 6,158,033 stock rights outstanding under the plan. Each right may be exercised to purchase one share of the Company’s common stock at an exercise price of $80.00, subject to adjustment to prevent dilution.

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

The Eastern Company

Notes to Consolidated Financial Statements (continued)

7. Stock Options and Awards

Stock Options

The Company has stock option plans for officers, other key employees, and non-employee directors. At the end of 2010 three plans have shares reserved for future issuance, the 1995, 2000 and 2010 plans.  Incentive stock options granted under the 1995, 2000 and 2010 plans must have exercise prices that are not less than 100% of the fair market value of the stock on the dates the options are granted. Restricted stock awards may also be granted to participants under the 1995, 2000 and 2010 plans with restrictions determined by the Compensation Committee of the Company’s Board of Directors. Under the 1995, 2000 and 2010 plans, non-qualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Company’s Board of Directors.  No options or restricted stock were granted in 2010, 2009 or 2008.

As of January 1, 2011, there were 500,000 shares available for future grant under the above noted 2010 plan and there were no shares available for grant under the 1995 or 2000 plan. As of January 1, 2011, there were 580,000 shares of common stock reserved under all option plans for future issuance.

Information with respect to the Company’s stock option plans is summarized below:

	Shares	Weighted Average Exercise Price
Outstanding at December 29, 2007	663,000	$ 10.099
Exercised	(196,606)	9.468
Cancelled	(28,394)	9.330
Outstanding at January 3, 2009	438,000	10.432
Exercised	(153,421)	10.325
Cancelled	(62,829)	10.170
Outstanding at January 2, 2010	221,750	10.581
Exercised	(141,750)	9.514
Outstanding at January 1, 2011	80,000	12.471

Options Outstanding and Exercisable
Range of Exercise Prices	Outstanding and Exercisable as of January 1, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$9.46 – $10.20	24,500	1.8	$9.959
$13.58	55,500	4.0	13.580
	80,000	3.3	12.471

At January 1, 2011, outstanding and exercisable options had an intrinsic value of $430,320.  The total intrinsic value of stock options exercised in 2010 was $784,748.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

8. Income Taxes

Deferred income taxes are provided on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and those for income tax reporting purposes. Deferred income tax (assets) liabilities relate to:

	2010	2009	2008
Property, plant and equipment	$4,546,941	$3,984,625	$3,775,424
Total deferred income tax liabilities	4,546,941	3,984,625	3,775,424

Other postretirement benefits	(515,133)	(472,878)	(375,028)
Inventories	(747,397)	(688,253)	(782,446)
Allowance for doubtful accounts	(126,593)	(93,386)	(79,714)
Intangible assets	(429,749)	(409,233)	(302,576)
Accrued compensation	(258,631)	(294,464)	(348,870)
Interest rate swap obligation	—	—	(413,190)
Pensions	(4,338,664)	(4,248,502)	(5,116,289)
Tax credits	—	—	(557,354)
Other	(184,561)	(191,130)	(180,490)
Total deferred income tax assets	(6,600,728)	(6,397,846)	(8,155,957)
Net deferred income tax assets	$(2,053,787)	$(2,413,221)	$(4,380,533)

 Income before income taxes consists of:

	2010	2009	2008
Domestic	$6,173,597	$2,274,641	$4,901,283
Foreign	2,074,821	(373,112)	1,141,565
	$8,248,418	$1,901,529	$6,042,848

The provision for income taxes follows:
	2010	2009	2008
Current:
Federal	$1,543,735	$505,005	$896,199
Foreign	403,115	(128,177)	198,634
State	232,390	252,506	157,346
Deferred:
Federal	497,815	264,227	352,450
Foreign	—	—	—
State	28,358	(28,439)	(66,404)
	$2,705,413	$865,122	$1,538,225

The Eastern Company

Notes to Consolidated Financial Statements (continued)

8. Income Taxes (continued)

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows:

	2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent
Income taxes using U.S. federal statutory rate	$ 2,804,462	34%	$ 646,520	34%	$ 2,054,568	34%
State income taxes, net of federal benefit	153,535	2	149,893	8	53,898	1
Impact of foreign subsidiaries on effective tax rate	38,813	1	173,415	9	(379,009)	(6)
Impact of manufacturers deduction on effective tax rate	(176,847)	(2)	(68,174)	(4)	(95,620)	(2)
Other—net	(114,550)	(2)	(36,532)	(2)	(95,612)	(2)
	$ 2,705,413	33%	$ 865,122	45%	$ 1,538,225	25%

Total income taxes paid were $2,466,998 in 2010, $645,976 in 2009 and $1,061,151 in 2008.

United States income taxes have been provided on the undistributed earnings of foreign subsidiaries ($11,204,926 at January 1, 2011) only where necessary because such earnings are intended to be reinvested abroad indefinitely or repatriated only when substantially free of such taxes.

During 2010 and 2009, the Company received tax benefits of $108,000 and $203,000, respectively, as a result of the exercise and sale of qualified stock options that resulted in the disqualification of those incentive stock options, and the exercise of non-qualified stock options during the year.  The tax benefit associated with the exercise of the qualified and non-qualified stock options has been recorded to common stock.

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

	2010	2009	2008

Balance at beginning of year	$791,540	$1,316,240	$1,527,813
Decrease for tax positions taken during a prior period	—	(3,651)	(37,014)
Increases for positions taken during the current period	30,876	118,786	80,822
Decreases relating to settlements	(56,360)	(408,000)	(34,595)
Decreases resulting from the expiration of the statute of limitations	(270,213)	(231,835)	(220,786)
Balance at end of year	$495,843	$791,540	$1,316,240

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2007 and non-U.S. income tax examinations by tax authorities prior to 2004.

Included in the balance at January 1, 2011, are $197,951 of unrecognized tax benefits that would affect the annual effective tax rate. In 2010, the Company recognized accrued interest related to unrecognized tax benefits in income tax expense. The Company had approximately $217,000 of accrued interest at January 1, 2011.

The total amount of unrecognized tax benefits could increase or decrease within the next twelve months for a number of reasons, including the closure of federal, state and foreign tax years by expiration of the statute of limitations and the recognition and measurement considerations under ASC 740. The Company believes that the total amount of unrecognized tax benefits will not increase or decrease significantly over the next twelve months.

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

Future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year during each of the next five years follow:

2011	$1,061,807
2012	978,217
2013	135,989
2014	24,914
2015	—
$2,200,927

Rent expense for all operating leases was $1,049,046 in 2010, $758,606 in 2009 and $907,617 in 2008. The Company expects future rent expense, including non-cancelable operating leases, leases that are expected to be renewed and buildings leased on a month-to-month basis, for each of the next five years to be in the range of $1,000,000 to $1,200,000.

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

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. Retirement Benefit Plans (continued)

Components of the net periodic benefit cost of the Company’s pension benefit plans were as follows:

	2010	2009	2008
Service cost	$2,223,762	$2,205,931	$1,877,332
Interest cost	2,908,962	2,829,233	2,685,077
Expected return on plan assets	(3,598,504)	(4,054,864)	(3,792,140)
Amortization of prior service cost	204,569	208,043	208,042
Amortization of the net loss	1,096,556	2,523,903	66,312
Net periodic benefit cost	$2,835,345	$3,712,246	$1,044,623

Assumptions used to determine net periodic benefit cost for the Company’s pension benefit plans for the fiscal year indicated were as follows:

	2010	2009	2008
Discount rate	5.85%	6.25%	6.25%
Expected return on plan assets	8.5%	8.5%	8.5%
Rate of compensation increase	4.25%	4.25%	4.25%

Components of the net periodic benefit cost of the Company’s postretirement benefit plan were as follows:

	2010	2009	2008
Service cost	$110,786	$135,963	$127,470
Interest cost	134,977	132,513	124,244
Expected return on plan assets	(59,327)	(61,598)	(90,203)
Amortization of prior service cost	(23,888)	(23,889)	(23,886)
Amortization of the net loss	(52,650)	(52,568)	(33,560)
Net periodic benefit cost	$109,898	$130,421	$104,065

Assumptions used to determine net periodic benefit cost for the Company’s postretirement plan for the fiscal year indicated were as follows:

	2010	2009	2008
Discount rate	5.85%	6.25%	6.25%
Expected return on plan assets	8.5%	8.5%	8.5%

As of the measurement date, the status of the Company’s pension benefit plans and postretirement benefit plan was as follows:

	Pension Benefit		Postretirement Benefit
	2010	2009	2010	2009
Benefit obligation at beginning of year	$51,537,642	$47,154,975	$2,456,052	$2,190,254
Change due to availability of final actual assets and census data	—	—	(75,345)	—
Service cost	2,223,762	2,205,931	110,786	135,963
Interest cost	2,908,962	2,828,090	134,977	132,513
Actuarial loss	2,572,412	1,469,762	169,789	131,233
Benefits paid	(2,262,866)	(2,121,116)	(166,653)	(133,911)
Benefit obligation at end of year	$56,979,912	$51,537,642	$2,629,606	$2,456,052

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. Retirement Benefit Plans (continued)

	Pension Benefit		Postretirement Benefit
	2010	2009	2010	2009
Fair value of plan assets at beginning of year	$39,485,154	$31,843,051	$1,114,554	$1,127,535
Change due to availability of final actual assets and census data	—	—	(5,646)	(74,579)
Actual return on plan assets	4,400,550	6,843,175	59,327	61,598
Employer contributions	1,343,805	2,920,044	166,653	133,911
Benefits paid	(2,262,866)	(2,121,116)	(166,653)	(133,911)
Fair value of plan assets at end of year	$42,966,643	$39,485,154	$1,168,235	$1,114,554

	Pension Benefit		Postretirement Benefit
Funded Status	2010	2009	2010	2009
Prepaid benefit cost	$—	$36,838	$—	$—
Accrued benefit liability	(14,013,269)	(12,089,326)	(1,461,371)	(1,341,498)
Net amount recognized in the balance sheet	$(14,013,269)	$(12,052,488)	$(1,461,371)	$(1,341,498)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefit		Postretirement Benefit
	2010	2009	2010	2009
Net (loss) gain	$(16,804,456)	$(14,698,133)	$252,370	$405,110
Prior service (cost) credit	(521,932)	(2,159,014)	183,173	207,061
	$(17,326,388)	$(16,857,147)	$435,543	$612,171

Change in the components of accumulated other comprehensive income consist of:

	Pension Benefit		Postretirement Benefit
	2010	2009	2010	2009
Balance at beginning of period	$(16,857,147)	$(20,907,642)	$612,171	$894,440
Change due to availability of final actual assets and census data	—	—	69,699	(74,579)
Charged to net periodic benefit cost
Prior service cost	204,569	208,043	(23,888)	(23,889)
Net (gain) loss	1,096,556	2,523,903	(52,650)	(52,568)
Other changes
Liability (gains) losses	(1,770,366)	1,318,549	(169,789)	(131,233)
Balance at end of period	$(17,326,388)	$(16,857,147)	$435,543	$612,171

In 2011, the net periodic pension benefit cost will include $897,052 of net loss and $194,149 of prior service cost and the net periodic postretirement benefit cost will include $0 of net gain and $23,888 of prior service credit.

Assumptions used to determine the projected benefit obligations for the Company’s pension benefit plans and postretirement benefit plan for the fiscal year indicated were as follows:

	2010	2009
Discount rate	5.35%	5.85%
Expected return on plan assets	8.5%	8.5%
Rate of compensation increase	4.25%	4.25%

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. Retirement Benefit Plans (continued)

In 2010 and 2009, the accumulated benefit obligation for all qualified and nonqualified defined benefit pension plans was $50,458,011 and $48,353,937, respectively.

Information for the under-funded pension plans with a projected benefit obligation and an accumulated benefit obligation in excess of plan assets:

	2010	2009
Number of plans	6	5
Projected benefit obligation	$56,979,912	$49,640,510
Accumulated benefit obligation	50,458,011	46,456,805
Fair value of plan assets	42,966,643	37,551,184
Net amount recognized in accrued benefit liability	(14,013,269)	(12,089,326)

Estimated future benefit payments are $2.7 million in 2011, $2.7 million in 2012, $2.7 million in 2013, $2.9 million in 2014, $3.0 million in 2015 and a total of $16.9 million from 2016 through 2020.

Estimated future benefit payments to participants of the Company’s postretirement plan are $151,000 in 2011, $157,000 in 2012, $166,000 in 2013, $173,000 in 2014, $176,000 in 2015 and a total of $987,000 from 2016 through 2020.

The Company expects to make cash contributions to its pension plans of approximately $2.2 million and to its postretirement plan of approximately $151,000 in 2011.

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

The fair values of the company’s pension plans assets at January 1, 2011, utilizing the fair value hierarchy discussed in Note 2, follow:

	Level 1	Level 2	Level 3	Total
Cash and Equivalents:
Common/collective trust funds	$—	$184,050	$—	$184,050
Equities:
The Eastern Company Common Stock	3,456,188	—	—	3,456,188
Common/collective trust funds
U.S. Large Cap (a)	—	5,361,742	—	5,361,742
U.S. Small Cap (b)	—	3,143,701	—	3,143,701
Concentrated Equity (c)	—	3,859,253	—	3,859,253
International Large Cap (d)	—	6,370,317	—	6,370,317
Emerging Market (e)	—	2,285,271	—	2,285,271

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. Retirement Benefit Plans (continued)

	Level 1	Level 2	Level 3	Total
Fixed Income:
Common/collective trust funds
Intermediate Bond (f)	—	12,748,576	—	12,748,576
Long Duration Fixed Income (g)	—	2,490,014	—	2,490,014
Long Duration Fixed Credit (h)	—	1,043,684	—	1,043,684
Insurance contracts	—	2,023,847	—	2,023,847
Total	$3,456,188	$39,510,455	$—	$42,966,643

Equity common funds primarily hold publicly traded common stock of both U.S and international companies selected for purposes of total return and to maintain equity exposure consistent with policy allocations.  Investments include commingled funds valued at unit values provided by the investment managers, which are based on the fair value of the underlying publicly traded securities.

(a)
The investment objective of the large cap fund is to outperform the Russell 1000® Index.  The fund is designed to provide for long-term growth of capital by utilizing a diversified group of quantitative investment strategies that seek to identify securities that have exposure to factors that the underlying advisors’ research have found to be predictive of future excess returns.  The advisors’ portfolios are quantitatively structured to gain exposure to these predictive characteristics while minimizing unintended risk exposures.

(b)
The small cap fund has an objective to outperform the Russell 2500® Index  The fund is designed to achieve consistency by combining advisors whose complementary disciplined processes employ distinct methods for identifying small capitalization U.S. stocks with strong return potential.  Advisors in the fund use a wide range of criteria and disciplines in their stock selection, focusing on factors such as: undervalued or under-researched companies, special situations, emerging growth, asset plays or turnarounds.

(c)
The investment objective of the concentrated equity fund is to outperform the Russell 1000® Index.  The fund is designed to achieve this by combining strategies with different payoffs over different phases of an economic and stock market cycle.  To help achieve this objective, multiple advisors and strategies are employed to reduce “scenario risk.”  These multiple strategies are in the form of multiple investment styles (e.g., growth, market oriented, and value), multiple sub-styles, and different ways of identifying undervalued securities.

(d)
The international fund has an investment objective of outperforming the MCSI Europe, Australia and Far East Index – net (EAFE).  The fund is designed to provide the potential for long-term growth of capital by utilizing a diversified group of investment advisors that the Trustee’s manager research indicates will outperform over a full market cycle.  The investment advisors’ portfolios are combined to form a fund that emphasizes their strengths while minimizing unintended risk exposures

(e)
The emerging market fund seeks to outperform the MCSI Emerging Market Index.  The fund is designed to provide the potential for long-term growth of capital by utilizing a diversified market group of investment advisors that the Trustee’s manager research indicates will outperform over a full market cycle.  The fund combines advisors who use distinctly different approaches to generate alpha in a complementary manner.  This potentially mitigates some of the advisors’ style, sector and capitalization bets, and instead emphasizes their stock picking and country selection capabilities.

All equity funds have an objective to beat their respective indices with above-average consistency while maintaining volatility and diversification similar to the index they are being compared to over a full market cycle.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. Retirement Benefit Plans (continued)

Fixed income common funds primarily hold government and corporate debt securities selected for purposes of total return and managing fixed income exposure to policy allocations.  Investments include fixed commingled funds valued at unit values provided by the investment managers, which are based on the fair value of the underlying publicly traded securities.

(f)
Fixed income common fund investments have an investment objective of outperforming the Barclays Capital U.S. Aggregate Bond Index over a full market cycle.  The fund is designed to provide current income, and as a secondary objective, capital appreciation through a variety of diversified strategies including sector rotation, modest interest rate timing, security selection and tactical use of high yield and emerging market bonds.  The portfolio diversification provides protection against a single security or class of securities having a disproportionate impact on aggregate performance.  To help achieve the objective, the fund is actively managed by multiple advisors who use a variety of investment strategies to create a broad market exposure.  The fund’s advisors have distinct but complementary investment styles.  These advisors generally have similar universes of investable securities but have different areas of specialization and expertise within intermediate duration securities.

(g)
The long duration fixed income fund seeks to outperform the Barclays Capital U.S. Long Government/Credit Index over a full market cycle.  This fund is designed to provide current income, and as a secondary objective, capital appreciation through diversified strategies including sector rotation, modest interest rate timing, security selection and tactical use of high yield and emerging market bonds.  The fund will generally be used in combination with other bond funds, with the goal of reducing the mismatch between a plan’s assets and liabilities.

(h)
The long duration fixed credit fund seeks to outperform the Barclays Capital Long Credit Index over a full market cycle.  The fund seeks to provide current income, and as a secondary objective, capital appreciation through diversified strategies including sector rotation, modest interest rate timing, security selection and tactical use of high yield and emerging market bonds.  The fund will generally be used in combination with other bond funds, with the goal of reducing the mismatch between a plan’s assets and liabilities.

The investment portfolio contains a diversified blend of common stocks, bonds, cash equivalents, and other investments, which may reflect varying rates of return. The investments are further diversified within each asset classification. The portfolio diversification provides protection against a single security or class of securities having a disproportionate impact on aggregate performance. The Company has elected to change its investment strategy to better match the assets with the underlying plan liabilities.  Currently, the long-term target allocations for plan assets are 55% in equities and 45% in fixed income, with 10% of the fixed income investments being in long-duration instruments, although the actual plan asset allocations may be within a range around these targets.  The actual asset allocations are reviewed and rebalanced on a periodic basis to maintain the target allocations.  It is expected that, as the funded status of the plans improves, more assets will be invested in long-duration fixed income instruments.

The plans’ assets include 193,624 shares of the common stock of the Company having a market value of $3,456,188 and $2,600,370 at January 1, 2011 and January 2, 2010, respectively. The plans purchased 25,966 shares of common stock of the Company during 2009.  No additional shares were purchased in 2010.  Dividends received during 2010 and 2009 on the common stock of the Company were $100,648 and $69,705 respectively.

The fair values of the Company’s postretirement plan assets at January 1, 2011, utilizing the fair value hierarchy discussed in Note 2, follow:
	Level 1	Level 2	Level 3	Total
Fixed Income:
Insurance contracts	$—	$—	$1,168,235	$1,168,235
Total	$—	$—	$1,168,235	$1,168,235

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. Retirement Benefit Plans (continued)

An analysis of the Level 3 assets of the Company’s postretirement plan is as follows:
2010
Fair value of Level 3 assets at beginning of year	$1,114,554
Change due to availability of final actual assets and census data	(5,646)
Actual return on plan assets	59,327
Employer contributions	166,653
Benefits paid	(166,653)
Fair value of Level 3 assets at end of year	$1,168,235

For measurement purposes relating to the postretirement benefit plan, the life insurance cost trend rate is 1%. The health care cost trend rate for participants retiring after January 1, 1991 is nil; no increase in that rate is expected because of caps placed on benefits. The health care cost trend rate is expected to remain at 4.5% for participants after the year 2000.

A one-percentage-point change in assumed health care cost trend rates would have the following effects on the postretirement benefit plan:
	1-Percentage Point
	Increase	Decrease
Effect on total of service and interest cost components	$37,769	$(30,999)

Effect on postretirement benefit obligation	$366,926	$(304,318)

U.S. salaried employees and most employees of the Company’s Canadian subsidiaries are covered by defined contribution plans.

The Company has a contributory savings plan under Section 401(k) of the Internal Revenue Code covering substantially all U.S. non-union employees. The plan allows participants to make voluntary contributions of up to 100% of their annual compensation on a pretax basis, subject to IRS limitations. The plan provides for contributions by the Company at its discretion. The Company made contributions of $171,326 in 2010, $165,188 in 2009, and $184,303 in 2008.

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

No customers exceeded 10% of total revenue in 2010, 2009 or 2008.

	2010	2009	2008
Revenue: Sales to unaffiliated customers:
Industrial Hardware	$57,527,864	$49,954,491	$60,041,074
Security Products	45,873,391	41,997,872	55,183,759
Metal Products	26,729,105	20,713,101	20,653,657
	$130,130,360	$112,665,464	$135,878,490

The Eastern Company

Notes to Consolidated Financial Statements (continued)

11. Reportable Segments (continued)

	2010	2009	2008
Inter-segment Revenue:
Industrial Hardware	$318,094	$215,742	$614,803
Security Products	2,789,443	1,327,968	2,964,334
Metal Products	413,408	800,477	607,302
	$3,520,945	$2,344,187	$4,186,439

Income Before Income Taxes:
Industrial Hardware	$5,148,116	$4,618,072	$5,236,924
Security Products	3,378,489	1,540,694	4,032,771
Metal Products	(14,886)	(2,579,990)	(2,239,297)
Operating Profit	8,511,719	3,578,776	7,030,398
Interest expense	(266,297)	(1,727,980)	(1,063,607)
Other income	2,996	50,733	34,747
	$8,248,418	$1,901,529	$6,001,538

Geographic Information:
Net Sales:
United States	$106,141,008	$99,636,783	$112,171,233
Foreign	23,989,352	13,028,681	23,707,257
	$130,130,360	$112,665,464	$135,878,490

Foreign sales are primarily to customers in North America.

Identifiable Assets:
United States	$84,804,542	$85,455,482	$90,479,681
Foreign	17,548,938	15,416,377	15,537,287
	$102,353,480	$100,871,859	$106,016,968

Industrial Hardware	$29,491,572	$25,000,814	$27,744,552
Security Products	42,375,361	43,812,116	48,155,676
Metal Products	15,392,848	12,555,735	16,185,279
	87,259,781	81,368,665	92,085,507
General corporate	15,093,699	19,503,194	13,931,461
	$102,353,480	$100,871,859	$106,016,968

Depreciation and Amortization:
Industrial Hardware	$1,748,612	$1,763,500	$1,786,227
Security Products	1,297,471	1,413,291	1,418,508
Metal Products	896,556	926,526	923,577
	$3,942,639	$4,103,317	$4,128,312

The Eastern Company

Notes to Consolidated Financial Statements (continued)

11. Reportable Segments (continued)

	2010	2009	2008
Capital Expenditures:
Industrial Hardware	$1,589,771	$1,307,927	$1,174,762
Security Products	597,822	353,539	406,113
Metal Products	2,438,557	526,601	633,525
	4,626,150	2,188,067	2,214,400
Currency translation adjustment	(20,536)	(17,186)	18,865
General corporate	127,630	55,144	98,076
	$4,733,244	$2,226,025	$2,331,341

12. Recent Accounting Pronouncements

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

In January 2010, the FASB issued new accounting guidance which requires new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring presentation on a gross basis of information about purchases, sales, issuances and settlements in Level 3 fair value measurements. The guidance also clarifies existing disclosures regarding level of disaggregation, inputs and valuation techniques. The guidance was effective for interim and annual reporting periods beginning after December 15, 2009.  Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010.  As this guidance requires only additional disclosure, the adoption of this guidance has not had, and is not expected to have, a material impact on the consolidated financial statements of the Company.

In December 2010, the FASB issued authoritative guidance which updates the guidance regarding Intangibles—Goodwill & Other. The amendments affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance will become effective for fiscal years and interim periods beginning after December 15, 2010. The adoption of this guidance is not expected to have a material impact on the consolidated financial statements of the Company.

In December 2010, the FASB issued authoritative guidance which updates the guidance regarding business combinations. The objective of this new guidance is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in this guidance specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments affect any public entity that enters into business combinations that are material on an individual or aggregate basis.  This guidance will become effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this guidance is not expected to have a material impact on the consolidated financial statements of the Company.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

13. Financial Instruments and Fair Value Measurements

Financial Risk Management Objectives and Policies

The Company is exposed primarily to credit, interest rate and currency exchange rate risks which arise in the normal course of business.

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk for the Company is its receivable accounts. The Company has established credit limits for customers and monitors their balances to mitigate its risk of loss. At January 1, 2011 and January 2, 2010, there were no significant concentrations of credit risk. No one customer represented more than 10% of the Company’s net trade receivables at January 1, 2011 and January 2, 2010. The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable.

Interest Rate Risk

The Company currently has a fixed rate of 4.98% on all outstanding debt.  Prior to the refinancing completed in January 2010, the Company’s exposure to the risk of changes in market interest rates related primarily to the Company’s debt which bore interest at variable rates, which approximated market interest rates. While the Company used an interest rate swap to convert all of its Term Loan from variable to fixed rates for most of fiscal 2009, it terminated the swap contract on December 22, 2009.  See Note 5 - Debt for additional details concerning the swap contract.  The valuation of this swap was determined using the three month LIBOR index.

Currency Exchange Rate Risk

The Company’s currency exposure is concentrated in the Canadian dollar, Mexican peso, New Taiwan dollar, Chinese RMB and the Hong Kong dollar.  Because of the Company’s limited exposure to any single foreign market, any exchange gains or losses have not been material and are not expected to be material in the future.  As a result, the Company does not attempt to mitigate its foreign currency exposure through the acquisition of any speculative or leveraged financial instruments.

Fair Value Measurements

Assets and liabilities that require fair value measurement are recorded at fair value using market and income valuation approaches and considering the Company’s and counterparty’s credit risk. The Company uses the market approach and the income approach to value assets and liabilities as appropriate.  There are no assets or liabilities requiring fair value measurement on January 1, 2011.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

14. Selected Quarterly Financial Information (Unaudited)

Selected quarterly financial information (unaudited) follows:
			2010
	First	Second	Third	Fourth	Year
Net sales	$30,954,555	$32,577,665	$33,958,681	$32,639,459	$130,130,360
Gross margin	6,058,975	6,898,345	6,918,522	6,796,381	26,672,223
Selling and administrative expenses	4,432,801	4,623,095	4,680,232	4,424,376	18,160,504
Net income	1,009,660	1,410,869	1,489,748	1,632,728	5,543,005

Net income per share:
Basic	$.17	$.23	$.24	$.27	$.91
Diluted	$.16	$.23	$.24	$.26	$.90

Weighted average shares outstanding:
Basic	6,065,256	6,074,700	6,131,401	6,147,473	6,104,711
Diluted	6,190,327	6,165,369	6,208,219	6,204,147	6,192,019

			2009
	First	Second	Third	Fourth	Year
Net sales	$28,432,473	$28,087,629	$28,131,092	$28,014,270	$112,665,464
Gross margin	3,420,085	5,676,766	5,722,051	5,815,484	20,634,386
Selling and administrative expenses	4,388,863	4,103,087	4,371,875	4,191,785	17,055,610
Net (loss)/income	(1,082,530)	842,382	907,377	369,178	1,036,407

Net (loss)/income per share:
Basic	$(.18)	$.14	$.15	$.06	$.17
Diluted	$(.18)	$.13	$.15	$.06	$.17

Weighted average shares outstanding:
Basic	5,965,751	5,967,826	5,991,345	6,017,708	5,985,640
Diluted	5,965,751	6,268,805	6,206,823	6,177,192	6,241,780

Fiscal 2010 and 2009 consisted of four 13 week quarters totaling 52 weeks for each year.

Report of Fiondella, Milone and LaSaracina LLP, Independent Registered Public Accounting Firm

The Board of Directors
The Eastern Company

We have audited the accompanying consolidated balance sheets of The Eastern Company (the Company) as of January 1, 2011 and January 2, 2010, and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the two-year period ended January 1, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).  The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of January 1, 2011 and January 2, 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended January 1, 2011 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2011 expressed and unqualified opinion.

Glastonbury, Connecticut
March 11, 2011

Report of UHY LLP, Independent Registered Public Accounting Firm

The Board of Directors
The Eastern Company

We have audited the accompanying consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows of The Eastern Company (the “Company”) for the fiscal year ended January 3, 2009.  Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2).  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of the Company for the fiscal year ended January 3, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 10 to the consolidated financial statements, the Company changed the measurement date for its pension benefit plan liability effective January 3, 2009, as required by accounting principles generally accepted in the United States of America.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended January 1, 2011, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 240.13a-15.  As defined in Exchange Act Rules 240.13a-15(e) and 240.15d-15(e), “the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based upon that evaluation, the CEO and CFO concluded that the Company’s current disclosure controls and procedures were effective as of the January 1, 2011 evaluation date.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 240.13a-15(f). Under the supervision and with the participation of our management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 1, 2011.

The independent registered public accounting firm of the Company has issued a report on its assessment of the effectiveness of the Company’s internal control over financial reporting as of January 1, 2011. Their report is included below in this Annual Report on Form 10-K.

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

Report of Fiondella, Milone & LaSaracina LLP, Independent Registered Public Accounting Firm

The Board of Directors
The Eastern Company

We have audited The Eastern Company’s (the Company) internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity and cash flows of the Company, and our report dated March 11, 2011 expressed an unqualified opinion.

/s/ Fiondella, Milone & LaSaracina LLP

Glastonbury, Connecticut
March 11, 2011

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Registrant’s definitive proxy statement (“Proxy Statement”) for the 2011 Annual Meeting of Shareholders which is incorporated herein by reference will be filed with the SEC pursuant to Regulation 14A not later than 120 days after January 1, 2011.

The information concerning directors is incorporated herein by reference to our Proxy Statement under the captions “Item No. 1 – Election of Directors” and “Director Compensation in Fiscal 2010”.

The information concerning our executive officers is incorporated herein by reference to our Proxy Statement under the captions “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Compensation Committee Interlocks and Insider Participation”, “Executive Compensation”, “Stock Options”, “Options Exercised in Fiscal 2010”, “Outstanding Equity Awards at Fiscal 2010 Year-End”, and “Termination of Employment and Change in Control Arrangements”. The Registrant’s only Executive Officers are Leonard F. Leganza, Chairman, President and Chief Executive Officer, and John L. Sullivan III, Vice President and Chief Financial Officer.

The information concerning our Audit Committee is incorporated herein by reference to our Proxy Statement under the captions “Audit Committee Financial Expert”, “Report of the Audit Committee” and “The Board of Directors and Committees”. The Audit Committee Charter is also available on the Company’s website at http://www.easterncompany.com by clicking on Corporate Governance.

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

Information concerning director and executive compensation is incorporated herein by reference to portions of the Company’s Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after January 1, 2011, under the captions “Director Compensation in Fiscal 2010”, “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Compensation Committee Interlocks and Insider Participation”, “Executive Compensation”, “Stock Options”, “Options Exercised in Fiscal 2010”, “Outstanding Equity Awards at Fiscal 2010 Year-End” and “Termination of Employment and Change in Control Arrangements”. The Compensation Committee of the Board of Directors operates under the Compensation Committee Charter, which can be found on the Company’s website at http://www.easterncompany.com by clicking on Corporate Governance.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners and management:

(a)
Information concerning security ownership of certain beneficial owners is incorporated herein by reference to the Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after January 1, 2011, under the caption “Security Ownership of Certain Beneficial Shareholders”.

(b)
Information concerning security ownership of management is incorporated herein by reference to the Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after January 1, 2011, under the captions “Item No. 1 – Election of Directors”, “Security Ownership of Certain Beneficial Shareholders”, “Executive Compensation”, “Stock Options”, “Options Exercised in Fiscal 2010”, and “Outstanding Equity Awards at Fiscal 2010 Year-End”. See also the equity compensation plan information in Item 5 of this Annual Report on Form 10-K.

(c)	Changes in Control

None.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is incorporated herein by reference to our Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after January 1, 2011 under the caption “Policies and Procedures Concerning Related Persons Transactions”.

Information regarding director independence is incorporated herein by reference to our Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after January 1, 2011 under the captions “Item No.1 – Election of Directors” and “The Board of Directors and Committees”.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accountant fees and services are incorporated herein by reference to our Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after January 1, 2011 under the caption “Item No. 4 – Ratification of Appointment of Independent Registered Public Accounting Firm”.

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)                Documents filed as part of this report:

(1)	Financial statements
Consolidated Balance Sheets – January 1, 2011 and January 2, 2010	28.

Consolidated Statements of Income — Fiscal years ended January 1, 2011,
January 2, 2010 and January 3, 2009	30.

Consolidated Statements of Comprehensive Income (Loss) — Fiscal years ended
January 1, 2011, January 2, 2010 and January 3, 2009	30.

Consolidated Statements of Shareholders’ Equity — Fiscal years ended
January 1, 2011, January 2, 2010 and January 3, 2009	31.

Consolidated Statements of Cash Flows—Fiscal years ended January 1, 2011,
January 2, 2010 and January 3, 2009	33.

Notes to Consolidated Financial Statements	34.

                                      Report of Fiondella, Milone & LaSaracina LLP, Independent Registered Public
Accounting Firm	56.

Report of UHY LLP, Independent Registered Public Accounting Firm	57.

(2)           Financial Statement Schedule
Schedule II — Valuation and qualifying accounts	63.

Schedules other than that listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

(3)           Exhibits
Exhibits are as set forth in the “Exhibit Index” which appears on pages 65 through 66.

(b)	Exhibits Required by Item 601 of Regulation S-K
Exhibits are as set forth in the “Exhibit Index” which appears on pages 65 through 66. Also refer to the following Form 8-K’s filed by the Company.

Form 8-K filed on April 28, 2010 setting forth the press release reporting the Company’s earnings for the quarter ended April 3, 2010 is incorporated herein by reference.

Form 8-K filed on April 29, 2010 setting forth the vote of securities holders from the Company’s annual meeting of shareholders which occurred on April 28, 2010 is incorporated herein by reference.

Form 8-K filed on July 28, 2010 setting forth the press release reporting the Company’s earnings for the quarter ended July 3, 2010 is incorporated herein by reference.

Form 8-K filed on October 27, 2010 setting forth the press release reporting the Company’s earnings for the quarter ended October 2, 2010 is incorporated herein by reference.

Form 8-K filed on October 28, 2010 setting forth an amendment to extend the Employment Agreement with the Company’s Chairman is incorporated herein by reference.

Form 8-K filed on February 9, 2011 setting forth the press release reporting the Company’s earnings for the quarter and fiscal year ended January 1, 2011 is incorporated herein by reference.

Form 8-K filed on February 10, 2011 setting forth the 2011 Executive Incentive Program is incorporated herein by reference.

(c)	None.

The Eastern Company and Subsidiaries

Schedule II – Valuation and Qualifying accounts

COL. A	COL. B	COL. C		COL. D	COL. E
		ADDITIONS
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts-Describe	Deductions – Describe	Balance at End of Period
Fiscal year ended January 1, 2011: Deducted from asset accounts: Allowance for doubtful accounts	$392,000	$177,186		$50,186 (a)	$519,000

Fiscal year ended January 2, 2010: Deducted from asset accounts: Allowance for doubtful accounts	$328,000	$320,716		$256,716 (a)	$392,000

Fiscal year ended January 3, 2009: Deducted from asset accounts: Allowance for doubtful accounts	$342,000	$132,988		$146,988 (a)	$328,000

 (a) Uncollectible accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 11, 2011	THE EASTERN COMPANY

By /s/ John L. Sullivan III John L. Sullivan III Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Leonard F. Leganza Leonard F. Leganza Chairman, President and Chief Executive Officer	March 11, 2011

/s/ John L. Sullivan III John L. Sullivan III Vice President and Chief Financial Officer	March 11, 2011

/s/ Kenneth R. Sapack Kenneth R. Sapack Chief Accounting Officer	March 11, 2011

/s/ John W. Everets John W. Everets Director	March 11, 2011

/s/ Charles W. Henry Charles W. Henry Director	March 11, 2011

/s/ David C. Robinson David C. Robinson Director	March 11, 2011

/s/ Donald S. Tuttle III Donald S. Tuttle III Director	March 11, 2011

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

(d)	The Eastern Company 2000 Executive Stock Incentive Plan effective July 2000 is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

(e)	The Eastern Company 2010 Executive Stock Incentive Plan effective April 28, 2010 is incorporated by reference to the Registrant’s Form S-8 filed on September 2, 2010.

(f)
Employment Agreement dated February 22, 2005 with Leonard F. Leganza is incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 22, 2005, as amended by amendments incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 25, 2007, Current Report on Form 8-K dated December 14, 2007, Current Report on Form 8-K dated October 22, 2008, Current Report on Form 8-K dated October 22, 2009 and Current Report on Form 8-K dated October 28, 2010.

(g)	The Eastern Company 2011 Executive Incentive Program is incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 10, 2011.

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

World Lock Co. Ltd., a private corporation organized under the laws of Taiwan (The Republic of China).

Sesamee Mexicana, Subsidiary, a private corporation organized under the laws of Mexico.

World Security Industries Co. Ltd., a private corporation organized under the laws of Hong Kong.

(23)	Consents of independent registered public accounting firms attached hereto on pages 67 and 68.

(31)	Certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certifications pursuant to Rule 13a-14(b) and 18 USC 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Letter to our shareholders from the Annual Report 2011 is attached on page 72.