Form 10-Q
period 2011-04-02
EASTERN CO
filed 2011-04-28
CIK 31107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 2, 2011

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding as of April 27, 2011
Common Stock, No par value	6,167,857

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	April 2, 2011	January 1, 2011
Current Assets
Cash and cash equivalents	$9,080,383	$12,224,608
Accounts receivable, less allowances: $532,000 - 2011; $519,000 - 2010	18,334,040	16,424,766
Inventories	29,001,087	28,190,175
Prepaid expenses and other assets	3,095,559	2,652,132
Deferred income taxes	1,141,744	1,141,744
Total Current Assets	60,652,813	60,633,425

Property, Plant and Equipment	54,277,785	53,328,353
Accumulated depreciation	(29,667,202)	(28,864,317)
	24,610,583	24,464,036

Goodwill	13,977,097	13,933,990
Trademarks	150,751	150,751
Patents, technology, and other intangibles net of accumulated amortization	2,136,107	2,259,235
Deferred income taxes	818,662	912,043
	17,082,617	17,256,019
TOTAL ASSETS	$102,346,013	$102,353,480

LIABILITIES AND SHAREHOLDERS’ EQUITY	April 2, 2011	January 1, 2011
Current Liabilities
Accounts payable	$7,770,501	$7,518,969
Accrued compensation	1,470,385	2,997,126
Other accrued expenses	1,685,348	1,141,514
Current portion of long-term debt	714,286	714,286
Total Current Liabilities	11,640,520	12,371,895

Other long-term liabilities	713,202	713,202
Long-term debt, less current portion	3,392,857	3,750,000
Accrued postretirement benefits	1,459,004	1,461,371
Accrued pension cost	14,002,074	14,013,269

Shareholders’ Equity
Voting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Nonvoting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Common Stock, no par value:
Authorized: 50,000,000 shares
Issued: 8,858,586 shares in 2011 and 8,852,762 shares in 2010	27,792,516	27,717,318
Treasury Stock: 2,694,729 shares in 2011 and 2010	(19,105,723)	(19,105,723)
Retained earnings	70,463,075	69,919,619

Accumulated other comprehensive income (loss):
Foreign currency translation	2,751,862	2,448,675
Unrecognized net pension and postretirement benefit costs, net of tax	(10,763,374)	(10,936,146)
Accumulated other comprehensive loss	(8,011,512)	(8,487,471)
Total Shareholders’ Equity	71,138,356	70,043,743
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$102,346,013	$102,353,480

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	April 2, 2011	April 3, 2010
Net sales	$33,188,612	$30,954,555
Cost of products sold	(26,872,271)	(24,895,580)
Gross margin	6,316,341	6,058,975

Selling and administrative expenses	(4,597,285)	(4,432,801)
Operating profit	1,719,056	1,626,174

Interest expense	(67,003)	(70,072)
Other income	6,445	94
Income before income taxes	1,658,498	1,556,196

Income taxes	560,324	546,536
Net income	$1,098,174	$1,009,660

Earnings per share:
Basic	$.18	$.17

Diluted	$.18	$.16

Cash dividends per share:	$.09	$.09

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	April 2, 2011	April 3, 2010
Net income	$1,098,174	$1,009,660
Other comprehensive income:
Change in foreign currency translation	303,187	344,892
Change in pension and postretirement benefit costs, net of taxes of: 2011 – $93,381 2010 – $89,468	172,772	163,838
	475,959	508,730
Comprehensive income	$1,574,133	$1,518,390

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	April 2, 2011	April 3, 2010
Operating Activities
Net income	$1,098,174	$1,009,660
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	907,729	998,094
Provision for doubtful accounts	6,228	13,744
Issuance of Common Stock for directors’ fees	6,155	6,149
Changes in operating assets and liabilities:
Accounts receivable	(1,793,524)	(1,244,156)
Inventories	(651,036)	(468,796)
Prepaid expenses and other	(425,502)	(625,716)
Prepaid pension cost	261,201	707,863
Other assets	(16,258)	(102,055)
Accounts payable	188,895	1,711,473
Accrued compensation	(1,533,351)	(331,791)
Other accrued expenses	477,814	508,138
Net cash (used) provided by operating activities	(1,473,475)	2,182,607

Investing Activities
Purchases of property, plant and equipment	(813,664)	(969,357)
Net cash used in investing activities	(813,664)	(969,357)

Financing Activities
Principal payments on long-term debt	(357,143)	(11,607,143)
Proceeds from issuance of long-term debt	-	5,000,000
Proceeds from sales of Common Stock	52,590	-
Tax Benefit from disqualifying disposition of incentive stock options	16,453	-
Dividends paid	(554,718)	(545,865)
Net cash used in financing activities	(842,818)	(7,153,008)

Effect of exchange rate changes on cash	(14,268)	1,273
Net change in cash and cash equivalents	(3,144,225)	(5,938,485)

Cash and cash equivalents at beginning of period	12,224,608	16,746,673
Cash and cash equivalents at end of period	$9,080,383	$10,808,188

See accompanying notes.

THE EASTERN COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
April 2, 2011

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. Refer to the Company’s consolidated financial statements and notes thereto included in its Form 10-K for the year ended January 1, 2011 for additional information.

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

The condensed consolidated balance sheet as of January 1, 2011 has been derived from the audited consolidated balance sheet at that date.

Note B – Earnings Per Share

The denominators used in the earnings per share computations follow:

	Three Months Ended
	April 2, 2011	April 3, 2010
Basic:
Weighted average shares outstanding	6,162,711	6,065,256

Diluted:
Weighted average shares outstanding	6,162,711	6,065,256
Dilutive stock options	50,358	125,071
Denominator for diluted earnings per share	6,213,069	6,190,327

In the above table, the Company excluded the effect of 55,500 stock options in the first quarter of 2010, as their inclusion would have been anti-dilutive.

Note C – Inventories

The components of inventories follow:

	April 2, 2011	January 1, 2011

Raw material and component parts	$ 8,323,312	$ 8,090,149
Work in process	5,452,204	5,298,939
Finished goods	15,225,571	14,801,087
	$ 29,001,087	$ 28,190,175

Note D – Segment Information

Segment financial information follows:

	Three Months Ended
	April 2, 2011	April 3, 2010
Revenues:
Sales to unaffiliated customers:
Industrial Hardware	$14,600,276	$14,218,063
Security Products	11,619,738	10,199,692
Metal Products	6,968,598	6,536,800
	$33,188,612	$30,954,555

Income before income taxes:
Industrial Hardware	$933,884	$1,099,408
Security Products	555,878	441,449
Metal Products	229,294	85,317
Operating Profit	1,719,056	1,626,174
Interest expense	(67,003)	(70,072)
Other income	6,445	94
Income before income taxes	$1,658,498	$1,556,196

Note E – Recent Accounting Pronouncements

In January 2010, the FASB issued new accounting guidance which requires new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring presentation on a gross basis of information about purchases, sales, issuances and settlements in Level 3 fair value measurements. The guidance also clarifies existing disclosures regarding level of disaggregation, inputs and valuation techniques. The new guidance was effective for interim and annual reporting periods beginning after December 15, 2009.  Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements were effective for fiscal years beginning after December 15, 2010.  As this guidance requires only additional disclosure, there was no impact on the consolidated financial statements of the Company upon adoption.

In December 2010, the FASB issued authoritative guidance which updates the guidance regarding Intangibles—Goodwill & Other. The amendments affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company adopted this guidance effective January 2, 2011 and it had no impact on the consolidated financial statements of the Company.

In December 2010, the FASB issued authoritative guidance which updates the guidance regarding business combinations. The objective of this new guidance is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in this guidance specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments affect any public entity that enters into business combinations that are material on an individual or aggregate basis.  The Company adopted this guidance effective January 2, 2011 and it had no impact on the consolidated financial statements of the Company.

The Company has implemented all new accounting pronouncements that are in effect and that could impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued, but are not yet effective, that might have a material impact on the consolidated financial statements of the Company.

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

Note G – Goodwill

The following is a roll-forward of goodwill from year-end 2010 to the end of the first quarter 2011:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total

Beginning balance	$2,100,174	$11,833,816	$—	$13,933,990
Foreign exchange	43,107	—	—	43,107
Ending balance	$2,143,281	$11,833,816	$—	$13,977,097

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

The gross carrying amount and accumulated amortization of amortizable intangible assets:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total	Weighted-Average Amortization Period (Years)
2011 Gross Amount:
Patents and developed technology	$2,801,548	$1,025,856	$26,382	$3,853,786	16.0
Customer relationships	45,825	1,921,811	—	1,967,636	5.0
Non-compete agreements	30,000	90,735	—	120,735	5.0
Total Gross Intangibles	$2,877,373	$3,038,402	$26,382	$5,942,157	12.0

2011 Accumulated Amortization:
Patents and developed technology	$1,481,184	$437,144	$25,549	$1,943,877
Customer relationships	29,786	1,726,681	—	1,756,467
Non-compete agreements	19,500	86,206	—	105,706
Total Gross Amortization	$1,530,470	$2,250,031	$25,549	$3,806,050

Net April 2, 2011 per Balance Sheet	$1,346,903	$788,371	$833	$2,136,107

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total	Weighted-Average Amortization Period (Years)
2010 Gross Amount:
Patents and developed technology	$2,746,918	$1,016,936	$26,382	$3,790,236	16.0
Customer relationships	45,825	1,921,811	—	1,967,636	5.0
Non-compete agreements	30,000	90,735	—	120,735	5.0
Total Gross Intangibles	$2,822,743	$3,029,482	$26,382	$5,878,607	11.9

2010 Accumulated Amortization:
Patents and developed technology	$1,416,034	$417,801	$25,307	$1,859,142
Customer relationships	27,495	1,630,581	—	1,658,076
Non-compete agreements	18,000	84,154	—	102,154
Total Gross Amortization	$1,461,529	$2,132,536	$25,307	$3,619,372

Net January 1, 2011 per Balance Sheet	$1,361,214	$896,946	$1,075	$2,259,235

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

Significant disclosures relating to these benefit plans for the first quarter of fiscal 2011 and 2010 follow:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Service cost	$530,252	$559,719	$31,616	$35,250
Interest cost	737,418	727,241	34,188	34,850
Expected return on plan assets	(912,571)	(836,276)	(24,825)	(23,675)
Amortization of prior service cost	48,537	51,142	(5,972)	(5,975)
Amortization of the net loss	224,264	210,789	--	(2,650)
Net periodic benefit cost	$627,900	$712,615	$35,007	$37,800

The Company’s funding policy with respect to its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations. In 2011, the Company is required to contribute $2,301,000 into its pension plans and $151,000 into its postretirement plan. As of April 2, 2011, the Company has made contributions totaling $317,000 into its pension plans and $31,000 to its postretirement plan and will make the remaining contributions as required during the remainder of the year.

The Company has a contributory savings plan under Section 401(k) of the Internal Revenue Code covering substantially all U.S. non-union employees. The plan allows participants to make voluntary contributions of up to 100% of their annual compensation on a pretax basis, subject to IRS limitations. The plan provides for contributions by the Company at its discretion. The Company made contributions of $48,130 and $41,958 in the first quarter of 2011 and 2010, respectively.

Note J – Stock Based Compensation and Stock Options

The Company has stock option plans for officers, other key employees, and non-employee directors. As of April 2, 2011 three plans have shares reserved for future issuance, the 1995, 2000 and 2010 plans.  Incentive stock options granted under the 1995, 2000 and 2010 plans must have exercise prices that are not less than 100% of the fair market value of the stock on the dates the options are granted. Restricted stock awards may also be granted to participants under the 2010 plan with restrictions determined by the Compensation Committee of the Company’s Board of Directors. Under the 1995, 2000 and 2010 plans, nonqualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Company’s Board of Directors. No options or restricted stock were granted in the first quarter of 2011 or 2010.

As of April 2, 2011, there were 500,000 shares available for future grant under the above noted 2010 plan and there were no shares available for grant under the 1995 or 2000 plan.  As of April 2, 2011, there were 574,500 shares of common stock reserved under all option plans for future issuance.

	Three Months Ended April 2, 2011		Year Ended January 1, 2011
	Shares	Weighted - Average Exercise Price	Shares	Weighted - Average Exercise Price
Outstanding at beginning of period	80,000	$12.471	221,750	$10.581
Granted	—	—	—	—
Exercised	(5,500)	9.562	(141,750)	9.514
Outstanding at end of period	74,500	12.686	80,000	12.471

Options Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of April 2, 2011	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$9.60 – $10.20	19,000	1.9	$10.074
$13.58	55,500	3.7	13.580
	74,500	3.2	12.686

At April 2, 2011, outstanding and exercisable options had an intrinsic value of $479,350.

Note K – Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2007 and non-U.S. income tax examinations by tax authorities prior to 2004.

The total amount of unrecognized tax benefits could increase or decrease within the next twelve months for a number of reasons, including the closure of federal, state and foreign tax years by expiration of the statute of limitations and the recognition and measurement considerations under FASB Accounting Standards Codification (“ASC”) 740.  There have been no significant changes to the amount of unrecognized tax benefits during the three months ended April 2, 2011.  The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will not increase or decrease significantly over the next twelve months.

Note L - Financial Instruments and Fair Value Measurements

Financial Risk Management Objectives and Policies

The Company is exposed primarily to credit, interest rate and currency exchange rate risks which arise in the normal course of business.

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk for the Company is its receivable accounts with customers. The Company has established credit limits for customers and monitors their balances to mitigate the risk of loss. At April 2, 2011 and January 1, 2011, there were no significant concentrations of credit risk. No one customer represented more than 10% of the Company’s net trade receivables at April 2, 2011 and January 1, 2011. The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable.

Interest Rate Risk

On April 2, 2011, the Company has no exposure to the risk of changes in market interest rates as the interest rate on the outstanding debt is fixed at 4.98%.

Fair Value Measurements

Assets and liabilities that require fair value measurement are recorded at fair value using market and income valuation approaches and considering the Company’s and counterparty’s credit risk. The Company uses the market approach and the income approach to value assets and liabilities as appropriate. There are no assets or liabilities requiring fair value measurements on April 2, 2011 or January 1, 2011.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in the Company’s financial position and results of operations for the thirteen weeks ended April 2, 2011. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended January 1, 2011 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

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

Overview

Sales in the first quarter of 2011 increased 7% compared to the prior year, as a result of continued improvement in economic conditions in several of the markets we serve.  Sales in the first quarter of 2011 increased in each of the Company’s business segments when compared to the first quarter of 2010: the Industrial Hardware segment sales increased approximately 3%, the Security Products segment sales increased approximately 14% and the Metal Products segment sales increased approximately 7%. The increase in the Industrial Hardware segment was due to sales generated by the introduction of new products for many of the markets we serve, as well as an increase in sales of existing products.  The increase in the Security Products segment was primarily the result of increased sales volume of existing products to the many markets that use our lock and commercial laundry products.  The increase in the Metals Products segment was primarily a result of increased demand for our mine roof products to both the U.S. and Canadian mining markets.

For the three months ended April 2, 2011, gross margin as a percentage of sales was 19% compared to 20% in the comparable period of 2010.  This decrease was the result generally of increased manufacturing costs that could not be currently recovered.

Raw material prices have increased from the prior year period.  The Company, through price increases, is recovering these additional costs from our customers, wherever possible.  The Company expects raw material prices to continue to increase as worldwide economic conditions improve, which may have a negative impact on future operating margins.  Currently, there is no indication that the Company will be unable to obtain supplies of all the raw materials that it requires.

Cash flow from operations in the first quarter of 2011 decreased compared to the same period in 2010.  This decrease is due to the changes in working capital associated with the higher sales volume in 2011.  The Company has not found it necessary to utilize its revolving line of credit since the revolving line of credit was established.  Cash on hand, cash flow from operations, along with the result of controlling discretionary expenditures, should be sufficient to enable the Company to meet all its existing obligations and continue its quarterly dividend payments.

A more detailed analysis of the Company’s results of operations and financial condition follows:

Results of Operations

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of operations as a percentage of net sales, by segment:

	Three Months Ended April 2, 2011
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	79.1%	78.1%	89.6%	81.0%
Gross margin	20.9%	21.9%	10.4%	19.0%

Selling and administrative expense	14.5%	17.1%	7.1%	13.8%
Operating profit	6.4%	4.8%	3.3%	5.2%

	Three Months Ended April 3, 2010
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	77.6%	78.0%	90.6%	80.4%
Gross margin	22.4%	22.0%	9.4%	19.6%

Selling and administrative expense	14.7%	17.7%	8.1%	14.3%
Operating profit	7.7%	4.3%	1.3%	5.3%

The following table shows the amount of change for the first quarter of 2011 compared to the first quarter of 2010 in sales, cost of products sold, gross margin, selling and administrative expenses and operating results, by segment (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$ 382	$ 1,420	$ 432	$ 2,234

Volume	1.4%	12.0%	5.9%	5.9%
Prices	0.0%	1.4%	0.7%	0.6%
New products	1.3%	0.5%	0.0%	0.7%
	2.7%	13.9%	6.6%	7.2%

Cost of products sold	$ 526	$ 1,129	$ 322	$ 1,977
	4.8%	14.2%	5.4%	7.9%

Gross margin	$ (144)	$ 291	$ 110	$ 257
	-4.5%	12.9%	17.9%	4.2%

Selling and administrative expenses	$ 21	$ 177	$ (34)	$ 164
	1.0%	9.8%	-6.4%	3.7%

Operating profit	$ (165)	$ 114	$ 144	$ 93
	-15.1%	25.9%	168.8%	5.7%

Industrial Hardware Segment

Net sales in the Industrial Hardware segment were up 3% in the first quarter of 2011 compared to the prior year quarter.  The sales increase in the first quarter of 2011 resulted from approximately equal increases in sales of existing products and sales generated from the introduction of new products for the various markets we serve.  All of the new products were developed internally and included a rotary latch and a venting line of products for the Class 8 truck market; a spacer for the military market; and a locking handle assembly, an enclosure latch assembly, a hinge assembly and 3 point dead bolt kit for the distributor markets.

Cost of products sold for the Industrial Hardware segment increased 5% from the first quarter of 2010 to the first quarter of 2011. The increase is primarily due to increased costs for payroll and payroll related charges, utilities and shipping.

Gross margin as a percent of net sales decreased slightly from 22% to 21% in the first quarter of 2011, a direct result of the increases experienced in the cost of products sold.

Selling and administrative expenses increased 1% for the first quarter of 2011 compared to the prior year period primarily due to increases in payroll and payroll related charges.

Security Products Segment

Net sales in the Security Products segment increased 14% in the first quarter of 2011 compared to the first quarter of 2010.  The increase in sales in the first quarter of 2011 in the Security Products segment is primarily the result of sales of existing products to the many markets served by this segment, including: distributors, computer, travel, vehicle, enclosure and commercial laundry.  Sales of new products included new lock products for the locksmith and enclosure markets and completion of the first installation of the new FlashCash contactless and wireless cash payment system in the commercial laundry market.

Cost of products sold for the Security Products segment increased 14% in 2011 compared to the first quarter of 2010. The increase in cost of products sold was due to increased costs for maintenance and repair, freight, engineering and payroll and payroll related charges.

Gross margin as a percentage of sales was comparable at 22% for the first quarter of both 2011 and 2010.

Selling and administrative expenses increased 10% from 2010 levels primarily due to increases in travel expenses, payroll and payroll related charges, commission payments resulting from the higher sales volume in 2011 and an increase in the allocation of corporate expenses based on the increased sales volume in 2011.

Metal Products Segment

Net sales in the Metal Products segment increased 7% in the first quarter of 2011 as compared to the prior year period.  Sales of mining products were up 6% in 2011 compared to the first quarter of 2010 and sales of contract castings decreased 17% from the prior year levels. The increase in sales of mining products was driven by increased demand in both the U.S. and Canadian mining markets compared to the prior year first quarter.  The decrease in sales of contract casting was primarily the result of management’s discontinuation of low margin contract casting products.

Cost of products sold increased 5% in the first quarter of 2011 compared to the same period in 2010. The increase resulted from cost increases that were experienced for raw materials and outside processing of components.  The cost increases were partially offset by the improved production efficiency and reduction in equipment maintenance that resulted from the capital improvement program in 2010.

Gross margin as a percentage of net sales improved from 9% in the first quarter of 2010 to 10% for the 2011 quarter. The increase is due to the mix of products produced, elimination of products with unacceptable profit margins and improvement in manufacturing processes in the 2011 period resulting from the capital expenditure program in 2010.

Selling and administrative expenses were down 6% in 2011 compared to the same period in 2010. The decrease was related to a modification in the allocation of corporate expenses based on sales volume in 2011.

Other Items

Interest expense decreased 4% in the first quarter of 2011 compared to the prior year period primarily due to the decreased level of debt.

Other income for both periods presented was not material to the financial statements.

Income taxes reflected the change in the operating results.  The effective tax rate in the first quarter of 2011 was 34% and was comparable to the 35% in the first quarter of 2010.

Liquidity and Sources of Capital

The Company used $1.5 million in its operations during the first three months of 2011 compared to having provided $2.2 million during the same period in 2010.  The decrease in cash flows in the quarter was primarily the result of the associated timing differences in the collections of accounts receivable, payments of liabilities, and changes in inventories.  Cash flow from operations coupled with cash on hand at the beginning of the year was sufficient to fund capital expenditures, debt service, and dividend payments.  The Company has not utilized its revolving line of credit since the revolving line of credit was established.

Additions to property, plant and equipment were $814,000 for the first three months of 2011 compared to $969,000 for the same period in 2010.  Total capital expenditures for 2011 are expected to be approximately $4 million.  As of April 2, 2011, there is approximately $600,000 of outstanding commitments for these capital expenditures.

The following table shows key financial ratios at the end of each period:

	First Quarter 2011	First Quarter 2010	Year End 2010
Current ratio	5.2	5.1	4.9
Average days’ sales in accounts receivable	50	49	47
Inventory turnover	3.7	4.0	3.7
Total debt to shareholders’ equity	5.8%	7.1%	6.4%

The following table shows important liquidity measures as of the balance sheet date for each period below (in millions):
	First Quarter 2011	First Quarter 2010	Year End 2010
Cash and cash equivalents	$9.1	$10.8	$12.2
Working capital	49.0	45.4	48.3
Net cash (used)/provided by operating activities	(1.5)	2.2	9.5
Change in working capital impact on net cash (used)/provided by operating activities	(3.5)	0.2	(0.8)
Net cash used in investing activities	(0.8)	(1.0)	(4.7)
Net cash used in financing activities	(0.8)	(7.2)	(9.4)

The $3.7 million decrease in net cash provided by operating activities from the first quarter of 2010 compared to the first quarter of 2011 was primarily related to the changes in working capital, and was anticipated given the higher sales volume in the 2011 quarter.

Total inventories as of April 2, 2011 were $29.0 million, compared to $28.2 million at year end 2010 and $25.1 million at the end of the first quarter of 2010.  Accounts receivable increased to $18.3 million from $16.4 million at year end 2010 and $16.7 million at the end of the first quarter of fiscal 2010.  The increases are related to higher revenues in the first three months of the current year.

Cash on hand, cash flow from operating activities and funds available under the revolving credit portion of the Company’s Loan Agreement are expected to be sufficient to cover future foreseeable working capital requirements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from what was reported in the 2010 Annual Report on Form 10-K.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of the end of the fiscal quarter ended April 2, 2011, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 240.13a-15.  As defined in

Exchange Act Rules 240.13a-15(e) and 240.15d-15(e), “the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based upon that evaluation, the CEO and CFO concluded that the Company’s current disclosure controls and procedures were effective as of the April 2, 2011 evaluation date.

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

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

During the fourth quarter of 2010, the Company was contacted by the State of Illinois regarding potential ground contamination at our plant in Wheeling, Illinois.  The Company enlisted into a voluntary remediation program in Illinois and has engaged an environmental clean-up company to perform testing and develop a remediation plan, if needed.  No estimate for the cost of remediation was available when this Form 10-Q was filed with the SEC.

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

ITEM 1A – RISK FACTORS

There have been no material changes in risk factors from what was reported in the 2010 Annual Report on Form 10-K.

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

99(1)) The Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011 is incorporated herein by reference.

99(2)) Form 8-K filed on April 27, 2011 setting forth the press release reporting the Company’s earnings for the quarter ended April 2, 2011 is incorporated herein by reference.

99(3)) Form 8-K filed on April 28, 2011 setting forth the results of the vote at the annual meeting of shareholders of the Company which was held on April 27, 2011 is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE EASTERN COMPANY
(Registrant)
DATE: April 28, 2011	/s/Leonard F. Leganza
Leonard F. Leganza Chairman, President and Chief Executive Officer

DATE: April 28, 2011	/s/John L. Sullivan III
John L. Sullivan III Vice President and Chief Financial Officer