Form 10-Q
period 2011-07-26
EASTERN CO
filed 2011-07-29
CIK 31107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 2, 2011

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

Yes   [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding as of July 28, 2011
Common Stock, No par value	6,168,237

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	July 2, 2011	January 1, 2011
Current Assets
Cash and cash equivalents	$8,449,223	$12,224,608
Accounts receivable, less allowances: $560,000 - 2011; $519,000 - 2010	19,717,302	16,424,766
Inventories	28,698,050	28,190,175
Prepaid expenses and other assets	3,189,642	2,652,132
Deferred income taxes	1,141,744	1,141,744
Total Current Assets	61,195,961	60,633,425

Property, Plant and Equipment	55,371,281	53,328,353
Accumulated depreciation	(30,457,720)	(28,864,317)
	24,913,561	24,464,036

Goodwill	13,975,143	13,933,990
Trademarks	150,751	150,751
Patents, technology, and other intangibles net of accumulated amortization	1,985,473	2,259,235
Deferred income taxes	724,605	912,043
	16,835,972	17,256,019
TOTAL ASSETS	$102,945,494	$102,353,480

LIABILITIES AND SHAREHOLDERS’ EQUITY	July 2, 2011	January 1, 2011
Current Liabilities
Accounts payable	$7,725,873	$7,518,969
Accrued compensation	1,680,265	2,997,126
Other accrued expenses	1,294,814	1,141,514
Current portion of long-term debt	714,286	714,286
Total Current Liabilities	11,415,238	12,371,895

Other long-term liabilities	713,202	713,202
Long-term debt, less current portion	3,214,286	3,750,000
Accrued postretirement benefits	1,485,092	1,461,371
Accrued pension cost	13,717,500	14,013,269

Shareholders’ Equity
Voting Preferred Stock, no par value: Authorized and unissued 1,000,000 shares
Nonvoting Preferred Stock, no par value: Authorized and unissued 1,000,000 shares
Common Stock, no par value: Authorized: 50,000,000 shares
Issued: 8,862,966 shares in 2011 and 8,852,762 shares in 2010	27,837,062	27,717,318
Treasury Stock: 2,694,729 shares in 2011 and 2010	(19,105,723)	(19,105,723)
Retained earnings	71,390,767	69,919,619

Accumulated other comprehensive income (loss):
Foreign currency translation	2,868,672	2,448,675
Unrecognized net pension and postretirement benefit costs, net of tax	(10,590,602)	(10,936,146)
Accumulated other comprehensive loss	(7,721,930)	(8,487,471)
Total Shareholders’ Equity	72,400,176	70,043,743
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$102,945,494	$102,353,480

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months Ended		Three Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net sales	$68,708,794	$63,532,220	$35,520,182	$32,577,665
Cost of products sold	(55,460,341)	(50,574,900)	(28,588,070)	(25,679,320)
Gross margin	13,248,453	12,957,320	6,932,112	6,898,345

Selling and administrative expenses	(9,230,481)	(9,055,896)	(4,633,196)	(4,623,095)
Operating profit	4,017,972	3,901,424	2,298,916	2,275,250

Interest expense	(120,043)	(138,069)	(53,040)	(67,997)
Other income	9,516	491	3,071	397
Income before income taxes	3,907,445	3,763,846	2,248,947	2,207,650

Income taxes	1,326,472	1,343,317	766,148	796,781
Net income/(loss)	$2,580,973	$2,420,529	$1,482,799	$1,410,869

Earnings/(loss) per Share:
Basic	$.42	$.40	$.24	$.23

Diluted	$.42	$.39	$.24	$.23

Cash dividends per share:	$.18	$.18	$.09	$.09

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Six Months Ended		Three Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net income	$2,580,973	$2,420,529	$1,482,799	$1,410,869
Other comprehensive income/(loss):
Change in foreign currency translation	419,997	(105,766)	116,810	(450,658)
Change in pension and postretirement benefit costs, net of taxes of: 2011 – $187,438 and $94,057, respectively 2010 – $178,936 and $89,468, respectively	345,544	327,677	172,772	163,839
	765,541	221,911	289,582	(286,819)
Comprehensive income	$3,346,514	$2,642,440	$1,772,381	$1,124,050

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	July 2, 2011	July 3, 2010
Operating Activities
Net income	$2,580,973	$2,420,529
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	1,815,098	1,981,307
Provision for doubtful accounts	33,403	54,449
Issuance of Common Stock for directors’ fees	12,301	12,306
Changes in operating assets and liabilities:
Accounts receivable	(3,169,134)	(1,321,810)
Inventories	(311,550)	(1,918,552)
Prepaid expenses and other	(509,981)	(15,062)
Prepaid pension cost	249,140	908,679
Other assets	(29,950)	(117,843)
Accounts payable	120,723	2,690,396
Accrued compensation	(1,331,130)	174,675
Other accrued expenses	129,293	153,484
Net cash (used) provided by operating activities	(410,814)	5,022,558

Investing Activities
Purchases of property, plant and equipment	(1,843,634)	(1,914,722)
Net cash used in investing activities	(1,843,634)	(1,914,722)

Financing Activities
Principal payments on long-term debt	(535,714)	(11,785,714)
Proceeds from issuance of long-term debt	-	5,000,000
Proceeds from sales of Common Stock	90,990	1,038,350
Tax benefit from exercise of incentive stock options	16,453	19,370
Purchases of Common Stock for treasury	-	(730,307)
Dividends paid	(1,109,824)	(1,091,997)
Net cash used in financing activities	(1,538,095)	(7,550,298)

Effect of exchange rate changes on cash	17,158	(34,759)
Net change in cash and cash equivalents	(3,775,385)	(4,477,221)

Cash and cash equivalents at beginning of period	12,224,608	16,746,673
Cash and cash equivalents at end of period	$8,449,223	$12,269,452

See accompanying notes.

THE EASTERN COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
July 2, 2011

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

The condensed consolidated balance sheet as of January 1, 2011 has been derived from the audited consolidated balance sheet at that date.

Note B – Earnings Per Share

The denominators used in the earnings per share computations follow:

	Six Months Ended		Three Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Basic:
Weighted average shares outstanding	6,164,798	6,069,977	6,166,883	6,074,700

Diluted:
Weighted average shares outstanding	6,164,798	6,069,977	6,166,883	6,074,700
Dilutive stock options	50,984	107,870	51,609	90,669
Denominator for diluted earnings per share	6,215,782	6,177,847	6,218,492	6,165,369

Note C – Inventories

The components of inventories follow:

	July 2, 2011	January 1, 2011

Raw material and component parts	$ 8,236,341	$ 8,090,149
Work in process	5,395,233	5,298,939
Finished goods	15,066,476	14,801,087
	$ 28,698,050	$ 28,190,175

Note D – Segment Information

Segment financial information follows:

	Six Months Ended		Three Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Revenues:
Sales to unaffiliated customers:
Industrial Hardware	$29,466,082	$28,237,294	$14,865,806	$14,019,231
Security Products	24,593,978	22,065,334	12,974,240	11,865,642
Metal Products	14,648,734	13,229,592	7,680,136	6,692,792
	$68,708,794	$63,532,220	$35,520,182	$32,577,665

Income before income taxes:
Industrial Hardware	$1,984,681	$2,389,134	$1,050,796	$1,289,726
Security Products	1,639,029	1,382,693	1,083,151	941,244
Metal Products	394,262	129,597	164,969	44,280
Operating Profit	4,017,972	3,901,424	2,298,916	2,275,250
Interest expense	(120,043)	(138,069)	(53,040)	(67,997)
Other income	9,516	491	3,071	397
	$3,907,445	$3,763,846	$2,248,947	$2,207,650

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

In June 2011, the FASB issued authoritative guidance aimed at increasing the prominence of items reported in other comprehensive income in the financial statements. This guidance requires companies to present comprehensive income in a single statement below net income or in a separate statement of comprehensive income immediately following the income statement. Companies will no longer be allowed to present comprehensive income on the statement of changes in shareholders' equity. In both options, companies must present the components of net income, total net income, the components of other comprehensive income, total other comprehensive income and total comprehensive income. This update does not change which items are reported in other comprehensive income or the requirement to report reclassifications of items from other comprehensive income to net income. This guidance will become effective for fiscal years and interim periods beginning after December 15, 2011 and will require retrospective application for all periods presented.  The adoption of this guidance may impact the presentation of the consolidated financial statements of the Company, but it will not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

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

Note G – Goodwill

The following is a roll-forward of goodwill from year-end 2010 to the end of the second quarter 2011:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total

Beginning balance	$2,100,174	$11,833,816	$—	$13,933,990
Foreign exchange	41,153	—	—	41,153
Ending balance	$2,141,327	$11,833,816	$—	$13,975,143

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

The gross carrying amount and accumulated amortization of amortizable intangible assets:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total	Weighted-Average Amortization Period (Years)
2011 Gross Amount:
Patents and developed technology	$2,795,548	$1,034,947	$26,382	$3,856,877	16.0
Customer relationships	45,825	1,921,811	—	1,967,636	5.0
Non-compete agreements	30,000	90,735	—	120,735	5.0
Total Gross Intangibles	$2,871,373	$3,047,493	$26,382	$5,945,248	12.0

2011 Accumulated Amortization:
Patents and developed technology	$1,511,873	$458,616	$25,694	$1,996,183
Customer relationships	32,078	1,822,781	—	1,854,859
Non-compete agreements	21,000	87,733	—	108,733
Total Gross Amortization	$1,564,951	$2,369,130	$25,694	$3,959,775

Net July 2, 2011 per Balance Sheet	$1,306,422	$678,363	$688	$1,985,473

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total	Weighted-Average Amortization Period (Years)
2010 Gross Amount:
Patents and developed technology	$2,746,918	$1,016,936	$26,382	$3,790,236	16.0
Customer relationships	45,825	1,921,811	—	1,967,636	5.0
Non-compete agreements	30,000	90,735	—	120,735	5.0
Total Gross Intangibles	$2,822,743	$3,029,482	$26,382	$5,878,607	11.9

2010 Accumulated Amortization:
Patents and developed technology	$1,416,034	$417,801	$25,307	$1,859,142
Customer relationships	27,495	1,630,581	—	1,658,076
Non-compete agreements	18,000	84,154	—	102,154
Total Gross Amortization	$1,461,529	$2,132,536	$25,307	$3,619,372

Net January 1, 2011 per Balance Sheet	$1,361,214	$896,946	$1,075	$2,259,235

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

Significant disclosures relating to these benefit plans for the second quarter and first six months of fiscal 2011 and 2010 follow:

	Pension Benefits
	Six Months Ended		Three Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Service cost	$1,060,503	$1,119,438	$530,251	$559,719
Interest cost	1,474,837	1,454,480	737,419	727,239
Expected return on plan assets	(1,825,142)	(1,672,552)	(912,571)	(836,276)
Amortization of prior service cost	97,075	102,286	48,538	51,144
Amortization of the net loss	448,527	421,577	224,263	210,788
Net periodic benefit cost	$1,255,800	$1,425,229	$627,900	$712,614

	Postretirement Benefits
	Six Months Ended		Three Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Service cost	$63,232	$70,500	$31,616	$35,250
Interest cost	68,376	69,700	34,188	34,850
Expected return on plan assets	(49,650)	(47,350)	(24,825)	(23,675)
Amortization of prior service cost	(11,944)	(11,950)	(5,972)	(5,975)
Amortization of the net loss	-	(5,300)	-	(2,650)
Net periodic benefit cost	$70,014	$75,600	$35,007	$37,800

The Company’s funding policy with respect to its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations. In 2011, the Company is required to contribute $2,301,000 into its pension plans and $151,000 into its postretirement plan. As of July 2, 2011, the Company has made contributions totaling $985,000 into its pension plans and $58,000 to its postretirement plan and will make the remaining contributions as required during the remainder of the year.

The Company has a contributory savings plan under Section 401(k) of the Internal Revenue Code covering substantially all U.S. non-union employees. The plan allows participants to make voluntary contributions of up to 100% of their annual compensation on a pretax basis, subject to IRS limitations. The plan provides for contributions by the Company at its discretion. The Company made contributions of $45,026 and $93,157 in the second quarter and first six months of 2011, respectively and $43,522 and $85,480 in the second quarter and first six months of 2010, respectively.

Note J – Stock Based Compensation and Stock Options

The Company has stock option plans for officers, other key employees, and non-employee directors. As of July 2, 2011 two plans have shares reserved for future issuance, the 1995 and 2010 plans.  Incentive stock options granted under the 1995 and 2010 plans must have exercise prices that are not less than 100% of the fair market value of the stock on the dates the options are granted. Restricted stock awards may also be granted to participants under the 2010 plan with restrictions determined by the Compensation Committee of the Company’s Board of Directors. Under the 1995 and 2010 plans, nonqualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Company’s Board of Directors. No options or restricted stock were granted in the first six months of 2011 or 2010.

As of July 2, 2011, there were 500,000 shares available for future grant under the above noted 2010 plan and there were no shares available for grant under the 1995 plan.  As of July 2, 2011, there were 570,500 shares of common stock reserved under all option plans for future issuance.

	Six Months Ended July 2, 2011		Year Ended January 1, 2011
	Shares	Weighted - Average Exercise Price	Shares	Weighted - Average Exercise Price
Outstanding at beginning of period	80,000	$12.471	221,750	$10.581
Granted	—	—	—	—
Exercised	(9,500)	9.578	(141,750)	9.514
Outstanding at end of period	70,500	12.861	80,000	12.471

Options Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of July 2, 2011	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$10.20	15,000	2.1	$10.200
$13.58	55,500	3.5	13.580
	70,500	3.2	12.861

At July 2, 2011, outstanding and exercisable options had an intrinsic value of $229,770.  The total intrinsic value of stock options exercised in the first six months of 2011 was $86,515.  For the six month periods ended July 2, 2011 and July 3, 2010, the Company recognized tax benefits of $16,453 and $19,370, respectively, resulting from the disqualification of incentive stock options that were exercised and sold prior to the required holding period.

Note K – Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2007 and non-U.S. income tax examinations by tax authorities prior to 2004.  The Company is currently under audit by the State of New York for the 2007, 2008 and 2009 tax years.  The Company does not expect any material changes to its financial statements as a result of this audit.

The total amount of unrecognized tax benefits could increase or decrease within the next twelve months for a number of reasons, including the closure of federal, state and foreign tax years by expiration of the statute of limitations and the recognition and measurement considerations under FASB Accounting Standards Codification (“ASC”) 740.  There have been no significant changes to the amount of unrecognized tax benefits during the three or six months ended July 2, 2011.  The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will not increase or decrease significantly over the next twelve months.

Note L - Financial Instruments and Fair Value Measurements

Financial Risk Management Objectives and Policies

The Company is exposed primarily to credit, interest rate and currency exchange rate risks which arise in the normal course of business.

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk for the Company is its receivable accounts with customers. The Company has established credit limits for customers and monitors their balances to mitigate the risk of loss. At July 2, 2011 and January 1, 2011, there were no significant concentrations of credit risk. No one customer represented more than 10% of the Company’s net trade receivables at July 2, 2011 and January 1, 2011. The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable.

Interest Rate Risk

On July 2, 2011, the Company has no exposure to the risk of changes in market interest rates as the interest rate on the outstanding debt is fixed at 4.98%.

Fair Value Measurements

Assets and liabilities that require fair value measurement are recorded at fair value using market and income valuation approaches and considering the Company’s and counterparty’s credit risk. The Company uses the market approach and the income approach to value assets and liabilities as appropriate. There are no assets or liabilities requiring fair value measurements on July 2, 2011 or January 1, 2011.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in the Company’s financial position and results of operations for the twenty-six weeks ended July 2, 2011. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended January 1, 2011 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

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

Overview

Sales in the second quarter of 2011 increased 9% compared to the second quarter of 2010, as a result of continued improvement in economic conditions in several of the markets we serve.  In the second quarter of 2011 Industrial Hardware sales increased 6%, Security Products sales increased 9% and Metal Products sales increased 15% compared to the prior year period.  The increase in the Industrial Hardware segment was primarily due to an increase in sales of lightweight composite panels used in an interactive electronic board product.  The increase in the Security Products segment was primarily the result of increased sales volume of existing products to the many markets that use our lock and commercial laundry products.  The increase in the Metals Products segment was primarily a result of continued strong demand for our mine roof products to both the U.S. and Canadian coal mining markets.

Gross margin as a percentage of sales for the three months ended July 2, 2011 decreased slightly to 20% compared to 21% in the comparable period a year ago.  This decrease was the result generally of increased manufacturing costs that could not be currently recovered by price increases as well as the mix of products sold.

Sales in the first six months of 2011 increased 8% compared to the prior year period as a result of improvement in the general economy.  Sales increased in the first six months of 2011 by 4% in the Industrial Hardware segment, by 12% in the Security Products segment, and by 11% in the Metal Products segment compared to the prior year period.  The increase in the Industrial Hardware segment was primarily due to an increase in sales of lightweight composite panels used in an interactive electronic board product.  The increase in the Security Products segment was primarily the result of increased sales volume of existing products to the many markets that use our lock and commercial laundry products.  The increase in the Metals Products segment was primarily a result of continued strong demand for our mine roof products to both the U.S. and Canadian coal mining markets.

Gross margin as a percentage of sales for the six months ended July 2, 2011 was 19% compared to 20% in the comparable period a year ago.  This decrease was the result generally of increased manufacturing costs that could not be currently recovered by price increases as well as the mix of products sold.

Raw material prices have increased compared to the prior year periods.  The Company, through price increases, is recovering these additional costs from our customers, wherever possible.  The Company expects that raw material prices will continue to increase as worldwide economic conditions improve, which may have a negative impact on future operating margins if not recovered by price increases.  Currently, there is no indication that the Company will be unable to obtain supplies of all the raw materials that it requires.

Cash flow from operations in the first six months of 2011 decreased compared to the same period in 2010. This decrease is primarily due to the changes in working capital associated with the higher sales volume in 2011.  The Company has not found it necessary to utilize its revolving line of credit since the revolving line of credit was established.  Cash on hand, cash flow from operations, along with the result of controlling discretionary expenditures, should enable the Company to meet all its existing obligations and continue its quarterly dividend payments.

A more detailed analysis of the Company’s results of operations and financial condition follows:

Results of Operations

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of operations as a percentage of net sales, by segment:

	Three Months Ended July 2, 2011
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	79.0%	75.9%	90.9%	80.4%
Gross margin	21.0%	24.1%	9.1%	19.6%

Selling and administrative expense	13.9%	15.8%	6.9%	13.1%
Operating profit	7.1%	8.3%	2.2%	6.5%

	Three Months Ended July 3, 2010
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	75.2%	75.2%	93.0%	78.8%
Gross margin	24.8%	24.8%	7.0%	21.2%

Selling and administrative expense	15.6%	16.9%	6.3%	14.2%
Operating profit	9.2%	7.9%	0.7%	7.0%

The following table shows the amount of change for the second quarter of 2011 compared to the second quarter of 2010 in sales, cost of products sold, gross margin, selling and administrative expenses and operating profit, by segment (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$ 847	$ 1,109	$ 987	$ 2,943

Volume	4.3%	7.5%	11.0%	6.8%
Prices	0.6%	0.9%	3.8%	1.4%
New products	1.1%	0.9%	0.0%	0.8%
	6.0%	9.3%	14.8%	9.0%

Cost of products sold	$ 1,198	$ 931	$ 761	$ 2,890
	11.4%	10.4%	12.2%	11.3%

Gross margin	$ (351)	$ 178	$ 226	$ 53
	-10.1%	6.0%	48.2%	0.8%

Selling and administrative expenses	$ (112)	$ 36	$ 105	$ 29
	-5.1%	1.8%	24.9%	0.6%

Operating profit	$ (239)	$ 142	$ 121	$ 24
	-18.5%	15.1%	272.6%	1.0%

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of income as a percentage of net sales, by segment:

	Six Months Ended July 2, 2011
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	79.1%	77.0%	90.3%	80.7%
Gross margin	20.9%	23.0%	9.7%	19.3%

Selling and administrative expense	14.2%	16.4%	7.0%	13.5%
Operating profit	6.7%	6.6%	2.7%	5.8%

	Six Months Ended July 3, 2010
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	76.4%	76.4%	91.8%	79.6%
Gross margin	23.6%	23.6%	8.2%	20.4%

Selling and administrative expense	15.1%	17.3%	7.2%	14.3%
Operating profit	8.5%	6.3%	1.0%	6.1%

The following table shows the amount of change for the first six months of 2011 compared to the first six months of 2010 in sales, cost of products sold, gross margin, selling and administrative expenses and operating profit, by segment (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$ 1,229	$ 2,529	$ 1,419	$ 5,177

Volume	2.9%	9.6%	8.5%	6.4%
Prices	0.3%	1.2%	2.2%	1.0%
New products	1.2%	0.7%	0.0%	0.7%
	4.4%	11.5%	10.7%	8.1%

Cost of products sold	$ 1,724	$ 2,061	$ 1,082	$ 4,867
	8.0%	12.2%	8.9%	9.6%

Gross margin	$ (495)	$ 468	$ 337	$ 310
	-7.4%	9.0%	31.0%	2.4%

Selling and administrative expenses	$ (91)	$ 212	$ 72	$ 193
	-2.1%	5.6%	7.5%	2.1%

Operating profit	$ (404)	$ 256	$ 265	$ 117
	-16.9%	18.5%	204.2%	3.0%

Industrial Hardware Segment

Net sales in the Industrial Hardware segment were up 6% in the second quarter of 2011 and up 4% in the first six months compared to the prior year periods.  The higher sales in both the second quarter and six month period reflected an increase in sales of existing products, primarily lightweight composite panels used in an interactive electronic board product in 2011 compared to the same periods in 2010, selective price increases to customers and the introduction of new products.  All of the new products were developed internally and included a rotary latch and a vent line of products for the Class 8 truck market, several lock and latch assemblies for the distributor markets and a spacer for the military market.

Cost of products sold for the Industrial Hardware segment increased 11% in the second quarter and 8% in the first half of 2011 compared to the prior year periods.  The increases are primarily due to increased costs for payroll and payroll related charges, raw materials and purchased parts.  In addition, 2011 includes the costs associated with the start-up and operation of our new lightweight composite panel facility in Ontario, Canada, which began manufacturing and shipping product during the second quarter of 2011.

Gross margin as a percent of net sales decreased to 21% in the second quarter of 2011 from 25% in the 2010 quarter.  Gross margin in the first half of 2011 decreased to 21% from 24% in the prior year period.  The decrease in gross margin for the 2011 periods reflects the lower volume of military business in 2011, the mix of products produced and the cost associated with the start-up of our new composite panel facility in Ontario.

Selling and administrative expenses decreased 5% for the second quarter and 2% for the first half of 2011 compared to the prior year periods, primarily due to decreased expenses for sales commissions, payroll and payroll related charges.

Security Products Segment

Net sales in the Security Products segment increased 9% in the second quarter and 12% in the first half of 2011 compared to the 2010 periods.  The increase in sales in both the second quarter and six months of 2011 in the Security Products segment is a combination of increased sales of existing products, selective price increases to customers and sales of new products.  The increase in sales of existing products in 2011 in the Security Products segment resulted from sales to the many markets served by this segment, including: distributors, computer, storage, enclosure and commercial laundry. Sales of new products included new lock products for the storage and enclosure markets.

Cost of products sold for the Security Products segment increased 10% in the second quarter and 12% in the first half of 2011 compared to the same periods in 2010.  The increases in the second quarter and first half of 2011 were primarily the result of increased costs for raw materials, purchased parts, engineering and payroll and payroll related charges.

Gross margin as a percentage of sales in the second quarter decreased slightly to 24% in 2011 from 25% in the prior year period and also decreased slightly in the first half to 23% from 24% in the prior year period.  The decreases in both the second quarter and first half of 2011 were primarily the result of the increased costs that were not recovered through price increases to customers and the mix of products sold as compared to the prior year period.

Selling and administrative expenses increased 2% in the second quarter and 6% in the first half of 2011 as compared to the 2010 periods.  The increases in the 2011 periods were primarily due to travel expenses, payroll and payroll related charges, and commission payments resulting from the higher sales volume in 2011.

Metal Products Segment

Net sales in the Metal Products segment were up 15% in the second quarter and up 11% in the first half of 2011 as compared to the prior year periods.  Sales of mining products were up 13% in the second quarter and up 10% in the first half of 2011 compared to the prior year periods. The increase in sales of mining products was driven by continued strong demand in both the U.S. and Canadian coal mining markets compared to the prior year periods. Sales of contract castings increased 34% in the second quarter and 3% in the first half of 2011 from the prior year levels.  The increase in sales of contract casting was primarily the result of increased demand resulting from the strengthening economy.  There were no sales of new products in 2011 in the Metal Products segment.

Cost of products sold increased 12% in the second quarter and 9% in the first half of 2011 compared to the same periods in 2010.  The increases in both 2011 periods are primarily attributable to the product mix, manufacturing costs associated with the higher volume of sales in 2011, and increases in raw material costs.

Gross margin as a percentage of net sales increased from 7% to 9% in the second quarter of 2011 as compared to the 2010 period and increased from 8% to 10% for the first half of 2011 compared to the 2010 period. The increases in both the second quarter and first half of 2011 as compared to the prior year periods are due to the mix of products produced, elimination of products with unacceptable profit margins, price increases to customers, and improvement in manufacturing processes in the 2011 period resulting from the capital expenditure program in 2010.

Selling and administrative expenses were up 25% in the second quarter and 8% in the first half of 2011 compared to the same periods in 2010.  The increases were related to an increase in payroll and payroll related charges in 2011.

Other Items

Interest expense decreased 22% in the second quarter and 13% in the first six months of 2011 compared to the prior year period primarily due to the decreased level of debt.

Other income was not material to the financial statements.

Income taxes reflected the change in the earnings level. The effective tax rates in both the second quarter and first six months of 2011 were 34% compared to 36% in the same periods of 2010.  The decrease in the effective tax rate over both periods is the result of the mix of U.S. and foreign income, as well as a change in the mix of U.S. earnings in states with lower income tax rates.

Liquidity and Sources of Capital

The Company used $400,000 in its operations during the first six months of 2011 compared to having provided $5.0 million during the same period in 2010.  The decrease in cash flows in the quarter was primarily the result of the associated timing differences in the collections of accounts receivable, payments of liabilities, and changes in inventories.  Cash flow from operations coupled with cash on hand at the beginning of the year was sufficient to fund capital expenditures, debt service, and dividend payments.  The Company has not utilized its revolving line of credit since the revolving line of credit was established on January 29, 2010.

Additions to property, plant and equipment were $1.8 million for the first six months of 2011 compared to $1.9 million for the same period in 2010.  Total capital expenditures for 2011 are expected to be approximately $4 - $5 million.  As of July 2, 2011, there is approximately $650,000 of outstanding commitments for these capital expenditures.

The following table shows key financial ratios at the end of each period:

	Second Quarter 2011	Second Quarter 2010	Year End 2010
Current ratio	5.4	4.8	4.9
Average days’ sales in accounts receivable	51	46	47
Inventory turnover	3.9	3.8	3.7
Total debt to shareholders’ equity	5.4%	6.8%	6.4%

The following table shows important liquidity measures as of the balance sheet date for each period below (in millions):

	Second Quarter 2011	Second Quarter 2010	Year End 2010
Cash and cash equivalents	$ 8.4	$ 12.3	$ 12.2
Working capital	49.8	46.4	48.3
Net cash (used)/provided by operating activities	(0.4)	5.0	9.5
Change in working capital impact on net cash (used)/provided by operating activities	(4.8)	0.5	(0.8)
Net cash used in investing activities	(1.8)	(1.9)	(4.7)
Net cash used in financing activities	(1.5)	(7.6)	(9.4)

The $5.4 million decrease in net cash provided by operating activities from the second quarter of 2010 compared to the second quarter of 2011 was primarily related to the changes in working capital, and was anticipated given the higher sales volume in the first six months of 2011.

Total inventories as of July 2, 2011 were $28.7 million, compared to $28.2 million at year end 2010 and $26.4 million at the end of the second quarter of 2010.  Accounts receivable increased to $19.7 million from $16.4 million at year end 2010 and $16.6 million at the end of the second quarter of fiscal 2010.  The increases are related to higher revenues in the first six months of the current year.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of the end of the quarter ended July 2, 2011, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 240.13a-15.  As defined in Exchange Act Rules 240.13a-15(e) and 240.15d-15(e), “the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based upon that evaluation, the CEO and CFO concluded that the Company’s current disclosure controls and procedures were effective as of the July 2, 2011 evaluation date.

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

99(4)) Form 8-K filed on July 27, 2011 setting forth the press release reporting the Company’s earnings for the quarter ended July 2, 2011 is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE EASTERN COMPANY
(Registrant)
DATE: July 29, 2011	/s/Leonard F. Leganza
Leonard F. Leganza Chairman, President and Chief Executive Officer

DATE: July 29, 2011	/s/John L. Sullivan III
John L. Sullivan III Vice President and Chief Financial Officer