Form 10-Q
period 2011-10-01
EASTERN CO
filed 2011-11-01
CIK 31107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED October 1, 2011

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding as of October 27, 2011
Common Stock, No par value	6,213,566

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS	October 1, 2011	January 1, 2011
Current Assets
Cash and cash equivalents	$9,333,687	$12,224,608
Accounts receivable, less allowances: $561,000 - 2011; $519,000 - 2010	22,185,318	16,424,766
Inventories	29,742,752	28,190,175
Prepaid expenses and other assets	2,810,528	2,652,132
Deferred income taxes	1,141,744	1,141,744
Total Current Assets	65,214,029	60,633,425

Property, Plant and Equipment	56,053,067	53,328,353
Accumulated depreciation	(31,030,096)	(28,864,317)
	25,022,971	24,464,036

Goodwill	13,878,251	13,933,990
Trademarks	150,751	150,751
Patents, technology, and other intangibles net of accumulated amortization	1,797,197	2,259,235
Deferred income taxes	630,548	912,043
	16,456,747	17,256,019
TOTAL ASSETS	$106,693,747	$102,353,480

LIABILITIES AND SHAREHOLDERS’ EQUITY	October 1, 2011	January 1, 2011
Current Liabilities
Accounts payable	$10,828,024	$7,518,969
Accrued compensation	1,766,376	2,997,126
Other accrued expenses	1,702,163	1,141,514
Current portion of long-term debt	714,286	714,286
Total Current Liabilities	15,010,849	12,371,895

Other long-term liabilities	713,202	713,202
Long-term debt, less current portion	3,214,286	3,750,000
Accrued postretirement benefits	1,507,206	1,461,371
Accrued pension cost	13,235,662	14,013,269

Shareholders’ Equity
Voting Preferred Stock, no par value: Authorized and unissued 1,000,000 shares
Nonvoting Preferred Stock, no par value: Authorized and unissued 1,000,000 shares
Common Stock, no par value: Authorized: 50,000,000 shares
Issued: 8,892,966 shares in 2011 and 8,852,762 shares in 2010	28,275,343	27,717,318
Treasury Stock: 2,694,729 shares in 2011 and 2010	(19,105,723)	(19,105,723)
Retained earnings	72,295,567	69,919,619

Accumulated other comprehensive income (loss):
Foreign currency translation	1,965,185	2,448,675
Unrecognized net pension and postretirement benefit costs, net of tax	(10,417,830)	(10,936,146)
Accumulated other comprehensive loss	(8,452,645)	(8,487,471)
Total Shareholders’ Equity	73,012,542	70,043,743
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$106,693,747	$102,353,480

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended		Three Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net sales	$104,798,740	$97,490,901	$36,089,946	$33,958,681
Cost of products sold	(84,993,869)	(77,615,059)	(29,533,528)	(27,040,159)
Gross margin	19,804,871	19,875,842	6,556,418	6,918,522

Selling and administrative expenses	(13,659,793)	(13,736,128)	(4,429,312)	(4,680,232)
Operating profit	6,145,078	6,139,714	2,127,106	2,238,290

Interest expense	(173,686)	(203,040)	(53,643)	(64,971)
Other income	17,528	511	8,012	20
Income before income taxes	5,988,920	5,937,185	2,081,475	2,173,339

Income taxes	1,948,006	2,026,908	621,534	683,591
Net income	$4,040,914	$3,910,277	$1,459,941	$1,489,748

Earnings per Share:
Basic	$.66	$.64	$.24	$.24

Diluted	$.65	$.63	$.24	$.24

Cash dividends per share:	$.27	$.27	$.09	$.09

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (UNAUDITED)

	Nine Months Ended		Three Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net income	$4,040,914	$3,910,277	$1,459,941	$1,489,748
Other comprehensive income:
Change in foreign currency translation	(483,490)	331,079	(903,487)	436,845
Change in pension and postretirement benefit costs, net of taxes of: 2011 – $281,495 and $94,057, respectively 2010 – $266,520 and $87,584, respectively	518,316	488,066	172,772	160,389
	34,826	819,145	(730,715)	597,234
Comprehensive income	$4,075,740	$4,729,422	$729,226	$2,086,982

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	October 1, 2011	October 2, 2010
Operating Activities
Net income	$4,040,914	$3,910,277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,793,149	2,920,327
Provision for doubtful accounts	54,696	170,388
(Gain)/Loss on sale of equipment and other assets	(2,000)	115,038
Issuance of Common Stock for directors’ fees	12,301	18,456
Changes in operating assets and liabilities:
Accounts receivable	(6,213,779)	(2,859,473)
Inventories	(1,811,220)	(1,644,318)
Prepaid expenses and other	(178,772)	(579,781)
Prepaid pension cost	40,103	1,250,320
Other assets	(48,897)	(137,414)
Accounts payable	3,542,043	3,065,325
Accrued compensation	(1,211,652)	823,385
Other accrued expenses	633,132	(106,969)
Net cash provided by operating activities	1,650,018	6,945,561

Investing Activities
Purchases of property, plant and equipment	(2,934,833)	(3,622,267)
Proceeds from sale of equipment and other assets	2,000	275
Net cash used in investing activities	(2,932,833)	(3,621,992)

Financing Activities
Principal payments on long-term debt	(535,714)	(11,964,286)
Proceeds from issuance of long-term debt	-	5,000,000
Proceeds from sales of Common Stock	447,690	1,123,649
Tax benefit from exercise of incentive stock options	98,034	47,809
Purchases of Common Stock for treasury	-	(730,307)
Dividends paid	(1,664,966)	(1,644,039)
Net cash used in financing activities	(1,654,956)	(8,167,174)

Effect of exchange rate changes on cash	46,850	25,115
Net change in cash and cash equivalents	(2,890,921)	(4,818,490)

Cash and cash equivalents at beginning of period	12,224,608	16,746,673
Cash and cash equivalents at end of period	$9,333,687	$11,928,183

See accompanying notes.

THE EASTERN COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
October 1, 2011

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

The condensed consolidated balance sheet as of January 1, 2011 has been derived from the audited consolidated balance sheet at that date.

Note B – Earnings Per Share

The denominators used in the earnings per share computations follow:

	Nine Months Ended		Three Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Basic:
Weighted average shares outstanding	6,167,262	6,090,452	6,172,193	6,131,401

Diluted:
Weighted average shares outstanding	6,167,262	6,090,452	6,172,193	6,131,401
Dilutive stock options	44,090	97,519	30,303	76,818
Denominator for diluted earnings per share	6,211,352	6,187,971	6,202,496	6,208,219

Note C – Inventories

The components of inventories follow:

	October 1, 2011	January 1, 2011

Raw material and component parts	$ 8,536,170	$ 8,090,149
Work in process	5,591,637	5,298,939
Finished goods	15,614,945	14,801,087
	$ 29,742,752	$ 28,190,175

Note D – Segment Information

Segment financial information follows:

	Nine Months Ended		Three Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Revenues:
Sales to unaffiliated customers:
Industrial Hardware	$46,616,318	$42,971,288	$17,150,236	$14,733,993
Security Products	37,025,245	34,646,960	12,431,267	12,581,626
Metal Products	21,157,177	19,872,653	6,508,443	6,643,062
	$104,798,740	$97,490,901	$36,089,946	$33,958,681

Income before income taxes:
Industrial Hardware	$3,077,782	$3,960,738	$1,093,102	$1,571,604
Security Products	2,676,151	2,308,792	1,037,122	926,098
Metal Products	391,145	(129,816)	(3,118)	(259,412)
Operating Profit	6,145,078	6,139,714	2,127,106	2,238,290
Interest expense	(173,686)	(203,040)	(53,643)	(64,971)
Other income	17,528	511	8,012	20
	$5,988,920	$5,937,185	$2,081,475	$2,173,339

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

In May 2011, the FASB issued authoritative guidance which clarifies the concepts related to highest and best use and valuation premise, blockage factors and other premiums and discounts, the fair value measurement of financial instruments held in a portfolio and of those instruments classified as a component of shareowners’ equity. The guidance includes enhanced disclosure requirements about recurring Level 3 fair value measurements, the use of nonfinancial assets, and the level in the fair value hierarchy of assets and liabilities not recorded at fair value.  This guidance will become effective for fiscal years and interim periods beginning on or after December 15, 2011. This guidance is not expected to have an impact on our consolidated financial statements or disclosures as there are presently no recurring Level 3 fair value measurements.

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

In September 2011, the FASB issued authoritative guidance on testing goodwill for impairment.  This guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that the fair value of a reporting unit is less than its carrying amount, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit, if any.  The guidance is effective for fiscal years and interim periods beginning after December 15, 2011, with early adoption permitted.  The Company will adopt this guidance with its fiscal year effective January 1, 2012.

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

Note G – Goodwill

The following is a roll-forward of goodwill from year-end 2010 to the end of the third quarter 2011:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total

Beginning balance	$2,100,174	$11,833,816	$—	$13,933,990
Foreign exchange	(55,739)	—	—	(55,739)
Ending balance	$2,044,435	$11,833,816	$—	$13,878,251

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

The gross carrying amount and accumulated amortization of amortizable intangible assets:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total	Weighted-Average Amortization Period (Years)
2011 Gross Amount:
Patents and developed technology	$2,672,217	$1,046,767	$26,382	$3,745,366	16.0
Customer relationships	45,825	1,921,811	—	1,967,636	5.0
Non-compete agreements	30,000	90,735	—	120,735	5.0
Total Gross Intangibles	$2,748,042	$3,059,313	$26,382	$5,833,737	11.9

2011 Accumulated Amortization:
Patents and developed technology	$1,467,021	$478,466	$25,781	$1,971,268
Customer relationships	34,369	1,918,881	—	1,953,250
Non-compete agreements	22,500	89,522	—	112,022
Total Gross Amortization	$1,523,890	$2,486,869	$25,781	$4,036,540

Net October 1, 2011 per Balance Sheet	$1,224,152	$572,444	$601	$1,797,197

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total	Weighted-Average Amortization Period (Years)
2010 Gross Amount:
Patents and developed technology	$2,746,918	$1,016,936	$26,382	$3,790,236	16.0
Customer relationships	45,825	1,921,811	—	1,967,636	5.0
Non-compete agreements	30,000	90,735	—	120,735	5.0
Total Gross Intangibles	$2,822,743	$3,029,482	$26,382	$5,878,607	11.9

2010 Accumulated Amortization:
Patents and developed technology	$1,416,034	$417,801	$25,307	$1,859,142
Customer relationships	27,495	1,630,581	—	1,658,076
Non-compete agreements	18,000	84,154	—	102,154
Total Gross Amortization	$1,461,529	$2,132,536	$25,307	$3,619,372

Net January 1, 2011 per Balance Sheet	$1,361,214	$896,946	$1,075	$2,259,235

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

Significant disclosures relating to these benefit plans for the third quarter and first nine months of fiscal 2011 and 2010 follow:

	Pension Benefits
	Nine Months Ended		Three Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Service cost	$1,590,755	$1,679,157	$530,252	$559,719
Interest cost	2,212,255	2,181,721	737,418	727,241
Expected return on plan assets	(2,737,713)	(2,508,828)	(912,571)	(836,276)
Amortization of prior service cost	145,612	153,428	48,537	51,142
Amortization of the net loss	672,791	632,366	224,264	210,789
Net periodic benefit cost	$1,883,700	$2,137,844	$627,900	$712,615

	Postretirement Benefits
	Nine Months Ended		Three Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Service cost	$94,848	$83,090	$31,616	$12,590
Interest cost	102,564	101,233	34,188	31,533
Expected return on plan assets	(74,475)	(70,693)	(24,825)	(23,343)
Amortization of prior service cost	(17,916)	(13,290)	(5,972)	(1,340)
Amortization of the net loss	-	(17,916)	-	(12,616)
Net periodic benefit cost	$105,021	$82,424	$35,007	$6,824

The Company’s funding policy with respect to its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations. In 2011, the Company is required to contribute $2,301,000 into its pension plans and $151,000 into its postretirement plan. As of October 1, 2011, the Company has made contributions totaling $1,827,000 into its pension plans and $104,000 to its postretirement plan and will make the remaining contributions as required during the remainder of the year.

The Company has a contributory savings plan under Section 401(k) of the Internal Revenue Code covering substantially all U.S. non-union employees. The plan allows participants to make voluntary contributions of up to 100% of their annual compensation on a pretax basis, subject to IRS limitations. The plan provides for contributions by the Company at its discretion. The Company made contributions of $44,690 and $137,847 in the third quarter and first nine months of 2011, respectively and $44,388 and $129,869 in the third quarter and first nine months of 2010, respectively.

Note J – Stock Based Compensation and Stock Options

The Company has stock option plans for officers, other key employees, and non-employee directors. As of October 1, 2011 two plans have shares reserved for future issuance, the 1995 and 2010 plans.  Incentive stock options granted under the 1995 and 2010 plans must have exercise prices that are not less than 100% of the fair market value of the stock on the dates the options are granted. Restricted stock awards may also be granted to participants under the 2010 plan with restrictions determined by the Compensation Committee of the Company’s Board of Directors. Under the 1995 and 2010 plans, nonqualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Company’s Board of Directors. No options or restricted stock were granted in the first nine months of 2011 or 2010.

As of October 1, 2011, there were 500,000 shares available for future grant under the above noted 2010 plan and there were no shares available for grant under the 1995 plan.  As of October 1, 2011, there were 540,500 shares of common stock reserved under all option plans for future issuance.

	Nine Months Ended October 1, 2011		Year Ended January 1, 2011
	Shares	Weighted - Average Exercise Price	Shares	Weighted - Average Exercise Price
Outstanding at beginning of period	80,000	$12.471	221,750	$10.581
Granted	—	—	—	—
Exercised	(39,500)	11.334	(141,750)	9.514
Outstanding at end of period	40,500	13.580	80,000	12.471

Options Outstanding and Exercisable
Exercise Price	Outstanding as of October 1, 2011	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price

$13.58	40,500	3.2	13.580

At October 1, 2011, outstanding and exercisable options had an intrinsic value of $194,400.  The total intrinsic value of stock options exercised in the first nine months of 2011 was $293,815.  For the nine month periods ended October 1, 2011 and October 2, 2010, the Company recognized tax benefits of $98,034 and $47,809, respectively, resulting from the disqualification of incentive stock options that were exercised and sold prior to the required holding period.

Note K – Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2008 and non-U.S. income tax examinations by tax authorities prior to 2005.  During the quarter, the State of New York completed its audit for the 2007, 2008 and 2009 tax years.  The audit resulted in no adjustments and all of the returns were accepted as filed.

The total amount of unrecognized tax benefits could increase or decrease within the next twelve months for a number of reasons, including the closure of federal, state and foreign tax years by expiration of the statute of limitations and the recognition and measurement considerations under FASB Accounting Standards Codification (“ASC”) 740.  There have been no significant changes to the amount of unrecognized tax benefits during the three or nine months ended October 1, 2011.  The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will not increase or decrease significantly over the next twelve months.

Note L – Financial Instruments and Fair Value Measurements

Financial Risk Management Objectives and Policies

The Company is exposed primarily to credit, interest rate and currency exchange rate risks which arise in the normal course of business.

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk for the Company is its receivable accounts with customers. The Company has established credit limits for customers and monitors their balances to mitigate the risk of loss. At October 1, 2011 and January 1, 2011, there were no significant concentrations of credit risk. No one customer represented more than 10% of the Company’s net trade receivables at October 1, 2011 and January 1, 2011. The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable.

Interest Rate Risk

On October 1, 2011, the Company has no exposure to the risk of changes in market interest rates as the interest rate on the outstanding debt is fixed at 4.98%.

Fair Value Measurements

Assets and liabilities that require fair value measurement are recorded at fair value using market and income valuation approaches and considering the Company’s and counterparty’s credit risk. The Company uses the market approach and the income approach to value assets and liabilities as appropriate. There are no assets or liabilities requiring fair value measurements on October 1, 2011 or January 1, 2011.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in the Company’s financial position and results of operations for the thirty-nine weeks ended October 1, 2011. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended January 1, 2011 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

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

Overview

Sales in the third quarter of 2011 increased 6% compared to the third quarter of 2010.  In the third quarter of 2011, Industrial Hardware sales increased 16%, Security Products sales decreased 1% and Metal Products sales decreased 2% compared to the prior year period.  The increase in the Industrial Hardware segment was primarily due to the increase in sales of lightweight composite panels used in an interactive electronic board product.  The decrease in the Security Products segment was primarily the result of decreased sales volume of existing products used in the commercial laundry market.  The decrease in the Metals Products segment was primarily a result of the 2010 period benefiting from a temporary shutdown of production at a competing foundry.

Gross margin as a percentage of sales for the three months ended October 1, 2011 was 18% as compared to 20% in the same period a year ago.  This decrease was the result generally of increased manufacturing costs that could not be currently recovered by price increases in addition to the mix of products sold.

Sales in the first nine months of 2011 increased 8% compared to the prior year period.  Sales increased in the first nine months of 2011 by 9% in the Industrial Hardware segment, by 7% in the Security Products segment, and by 7% in the Metal Products segment compared to the prior year period. The increase in the Industrial Hardware segment was primarily due to an increase in sales of lightweight composite panels used in an interactive electronic board product.  The increase in the Security Products segment was primarily the result of increased sales volume of existing products to the many markets that use our lock products.  The increase in the Metals Products segment was primarily a result of continued strong demand for our mine roof products to the U.S. coal mining market.

Gross margin as a percentage of sales for the nine months ended October 1, 2011 was 19% compared to 20% in the comparable period a year ago.  This decrease was the result generally of increased manufacturing costs that could not be currently recovered by price increases as well as the mix of products sold.

Raw material prices have increased compared to the prior year periods.  The Company, through price increases, is recovering these additional costs from our customers, wherever possible.  The Company expects that raw material costs will continue to increase as worldwide economic conditions improve, which may have a negative impact on future operating margins if not recovered by price increases.  Currently, there is no indication that the Company will be unable to obtain supplies of all the raw materials that it requires.

Cash flow from operations in the first nine months of 2011 decreased compared to the same period in 2010.  This decrease is primarily due to the changes in working capital associated with the higher sales volume in 2011.  The Company has not found it necessary to utilize its revolving line of credit since the revolving line of credit was established.  Cash on hand, cash flow from operations, along with the result of controlling discretionary expenditures, should enable the Company to meet all its existing obligations and continue its quarterly dividend payments.

A more detailed analysis of the Company’s results of operations and financial condition follows:

Results of Operations

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of operations as a percentage of net sales, by segment:

	Three Months Ended October 1, 2011
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	81.9%	76.1%	92.9%	81.9%
Gross margin	18.1%	23.9%	7.1%	18.1%

Selling and administrative expense	11.7%	15.6%	7.1%	12.2%
Operating profit	6.4%	8.3%	0.0%	5.9%

	Three Months Ended October 2, 2010
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	74.7%	76.5%	96.6%	79.6%
Gross margin	25.3%	23.5%	3.4%	20.4%

Selling and administrative expense	14.6%	16.2%	7.3%	13.8%
Operating profit/(loss)	10.7%	7.3%	-3.9%	6.6%

The following table shows the amount of change for the third quarter of 2011 compared to the third quarter of 2010 in sales, cost of products sold, gross margin, selling and administrative expenses and operating profit, by segment (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$ 2,416	$ (150)	$ (135)	$ 2,131

Volume	13.3%	-2.5%	-6.0%	3.7%
Prices	0.7%	0.6%	3.8%	1.3%
New products	2.4%	0.7%	0.2%	1.3%
	16.4%	-1.2%	-2.0%	6.3%

Cost of products sold	$ 3,035	$ (154)	$ (369)	$ 2,512
	27.6%	-1.6%	-5.8%	9.3%

Gross margin	$ (619)	$ 4	$ 234	$ (381)
	-16.6%	0.1%	104.0%	-5.5%

Selling and administrative expenses	$ (141)	$ (107)	$ (22)	$ (270)
	-6.5%	-5.2%	-4.5%	-5.8%

Operating profit	$ (478)	$ 111	$ 256	$ (111)
	-30.4%	12.0%	98.8%	-5.0%

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of income as a percentage of net sales, by segment:

	Nine Months Ended October 1, 2011
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	80.1%	76.7%	91.1%	81.1%
Gross margin	19.9%	23.3%	8.9%	18.9%

Selling and administrative expense	13.3%	16.1%	7.1%	13.0%
Operating profit	6.6%	7.2%	1.8%	5.9%

	Nine Months Ended October 2, 2010
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	75.8%	76.4%	93.4%	79.6%
Gross margin	24.2%	23.6%	6.6%	20.4%

Selling and administrative expense	15.0%	16.9%	7.3%	14.1%
Operating profit/(loss)	9.2%	6.7%	-0.7%	6.3%

The following table shows the amount of change for the first nine months of 2011 compared to the first nine months of 2010 in sales, cost of products sold, gross margin, selling and administrative expenses and operating profit, by segment (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$ 3,645	$ 2,378	$ 1,285	$ 7,308

Volume	6.4%	5.2%	3.6%	5.4%
Prices	0.5%	1.0%	2.8%	1.1%
New products	1.6%	0.7%	0.1%	1.0%
	8.5%	6.9%	6.5%	7.5%

Cost of products sold	$ 4,760	$ 1,905	$ 714	$ 7,379
	14.6%	7.2%	3.8%	9.5%

Gross margin	$(1,115)	$ 473	$ 571	$ (71)
	-10.7%	5.8%	43.5%	-0.4%

Selling and administrative expenses	$ (232)	$ 106	$ 50	$ (76)
	-3.6%	1.8%	3.5%	-0.6%

Operating profit	$ (883)	$ 367	$ 521	$ 5
	-22.3%	15.9%	401.3%	0.1%

Industrial Hardware Segment

Net sales in the Industrial Hardware segment were up 16% in the third quarter of 2011 and up 9% in the first nine months compared to the prior year periods.  The higher sales in both the third quarter and first nine month periods reflected an increase in sales of existing products, primarily lightweight composite panels used in an interactive electronic board product in 2011 compared to the same periods in 2010, selective price increases to customers and the introduction of new products.  Sales to the military market have been below those experienced in recent years due to lower levels of government spending.  However, the Industrial Hardware segment continues to develop new latching systems for the military and continues to actively pursue expansion of hardware sales to the military markets. All of the new products were developed internally and included a rotary latch and a line of vent products for the Class 8 truck market, several lock and latch assemblies for the distributor markets and a spacer for the military market.  Sales of our sleeper cabs to the Class 8 truck market are predicted to remain steady through the end of the year.

Cost of products sold for the Industrial Hardware segment increased 28% in the third quarter and 15% in the first nine months of 2011 compared to the prior year periods.  The increases are primarily due to increased costs for payroll and payroll related charges, raw materials and purchased parts.  In addition, 2011 includes the costs associated with the start-up and operation of our new lightweight composite panel facility in Ontario, Canada, which began manufacturing and shipping product during the second quarter of 2011.

Gross margin as a percent of net sales in the third quarter of 2011 decreased to 18% from 25% in the 2010 third quarter.  Gross margin in the first nine months of 2011 decreased to 20% from 24% in the prior year period.  The decrease in gross margin for the 2011 periods reflects the lower volume of military business in 2011, the mix of products produced and the cost associated with the start-up of our new composite panel facility in Ontario.

Selling and administrative expenses decreased by 7% in the 2011 third quarter and by 4% in the first nine months of 2011 compared to the prior year periods, primarily due to decreased expenses for payroll and payroll related charges.

Security Products Segment

Net sales in the Security Products segment decreased 1% in the third quarter and increased 7% in the first nine months of 2011 compared to the 2010 periods.  The decrease in sales in the third quarter was primarily the result of lower sales of commercial laundry products compared to the prior year period.  The sales increase in the first nine months of 2011 in the Security Products segment is a combination of increased sales of existing products, selective price increases to customers and sales of new products.  The increase in sales of existing products in the first nine months of 2011 in the Security Products segment resulted from sales to the many markets served by this segment, including: distributors, computer, storage, enclosure and commercial laundry.  Sales of new products included new lock products for the storage and enclosure markets and products developed for the commercial laundry market including a wireless and contactless cash payment system and a digital coin recognition system.

Cost of products sold for the Security Products segment decreased 2% in the third quarter and increased 7% in the first nine months of 2011 compared to the same periods in 2010.  The decrease in the third quarter was primarily the result of an allocation of corporate charges, which is based on sales volume.  In addition, the Security Products segment experienced increases in the cost of raw materials which were offset by reduced costs in many areas reflecting the slightly lower sales volume in the 2011 period.  The increase in the first nine months of 2011 was primarily the result of increased cost for raw materials, purchased parts, engineering, and payroll and payroll related charges.  The increase was partially offset by decreases in expenses for utilities, freight on sales, fire and liability insurance, depreciation and an allocation of corporate charges, which is based on sales volume.

Gross margin as a percentage of sales in the third quarter of both 2011 and 2010 were comparable at 24%.  Gross margin in the first nine months of 2011 decreased slightly to 23% from 24% in the 2010 period.  The slight decrease in the first nine months of 2011 was primarily the result of the increased raw material costs.

Selling and administrative expenses decreased 5% in the third quarter of 2011 as compared to the 2010 period and increased 2% in the first nine months of 2011 as compared to the 2010 period.  The decrease in the third quarter of 2011 was primarily due to lower expenses for advertising and bad debts compared to the prior year period.  The increase in the first nine months of 2011 was primarily due to increased payroll and payroll related charges, higher sales commission payments and higher travel costs compared to 2010.  These increased expenses exceeded the reduction in advertising and bad debt expenses.

Metal Products Segment

Net sales in the Metal Products segment were down 2% in the third quarter and up 7% in the first nine months of 2011 as compared to the prior year periods.  Sales of mining products were up 8% in the third quarter and up 9% in the first nine months of 2011 compared to the prior year periods. The increase in sales of mining products was driven by continued strong demand primarily in the U.S. mining market compared to the prior year periods. Sales of contract castings decreased 47% in the third quarter and 23% in the first nine months of 2011 from the prior year levels.  The decrease in sales of contract castings was primarily the result of the 2010 periods benefiting from a temporary shutdown of production at a competing foundry.  Sales of new products in 2011 consisted of a new steel shell assembly for the mining market.

Cost of products sold decreased 6% in the third quarter and increased 4% in the first nine months of 2011 compared to the same periods in 2010.  Although increased raw material costs were experienced in both the third quarter and nine month periods in 2011, the Metal Products segment experienced a decrease in cost of products sold in the third quarter of 2011 which is attributable to the product mix, costs associated with the lower volume of sales in 2011, and reductions in costs primarily for processing outside parts and supplies and tools.  In addition to the increased raw material costs, the increase in cost of products sold in the nine month period in 2011 is attributable to the product mix, costs associated with the higher volume of sales in 2011, and increased costs for payroll and payroll related charges.

Gross margin as a percentage of net sales increased to 7% in the third quarter of 2011 from 3% in the 2010 period and increased to 9% for the first nine months of 2011 from 7% in the 2010 period.  The improvement in gross margin in both the third quarter and the first nine months of 2011 as compared to the prior year period is due to the mix of products produced, elimination of products with unacceptable profit margins, price increases to customers, and improvement in manufacturing processes in the 2011 period resulting from the capital expenditure program in 2010.

Selling and administrative expenses were down 5% in the third quarter and up 4% in the first nine months of 2011 compared to the same periods in 2010.  The decrease in the third quarter of 2011 is primarily the result of an allocation of corporate charges, which is based on sales volume.  The increase in the first nine months of 2011 compared to the same period in 2010 is primarily the result of increased costs for payroll and payroll related charges and the allocation of corporate charges, which is based on sales volume.

Other Items

Interest expense decreased 17% in the third quarter and 14% in the first nine months of 2011 compared to the prior year period primarily due to the decreased level of debt.

Other income was not material to the financial statements.

Income taxes - the effective tax rate in the third quarter of 2011 was 29.9% compared to 31.5% in the third quarter of 2010.  The lower effective tax rate in the third quarter of 2011 was the result of the Company’s recognition of tax benefits resulting from the expiration of the statute of limitations.  In the third quarter of 2010, similar benefits were recognized; however, these benefits were offset by the tax recorded on the repatriation of foreign earnings of $1.45 million with no corresponding foreign tax credit to offset the U.S. tax impact.  The effective tax rate for the first nine months of 2011 was 32.5% compared to 34.1% in the first nine months of 2010.  The nine month 2010 effective tax rate was higher primarily due to the impact on the rate as a result of the repatriation of foreign earnings of $1.45 million with no corresponding foreign tax credit to offset the U.S. tax impact.

Liquidity and Sources of Capital

The Company provided $1.7 million from its operations during the first nine months of 2011 compared to having provided $6.9 million during the same period in 2010.  The decrease in cash flows in the period was primarily the result of the associated timing differences in the collections of accounts receivable, payments of liabilities, and changes in inventories.  Cash flow from operations coupled with cash on hand at the beginning of the year was sufficient to fund capital expenditures, debt service, and dividend payments.  The Company has not utilized its revolving line of credit since the revolving line of credit was established on January 29, 2010.

Additions to property, plant and equipment were $2.9 million for the first nine months of 2011 compared to $3.6 million for the same period in 2010.  Total capital expenditures for 2011 are expected to be approximately $4 - $5 million.  As of October 1, 2011, there is approximately $1.4 million of outstanding commitments for these capital expenditures.

The following table shows key financial ratios at the end of each period:

	Third Quarter 2011	Third Quarter 2010	Year End 2010
Current ratio	4.3	4.6	4.9
Average days’ sales in accounts receivable	56	49	47
Inventory turnover	3.8	3.9	3.7
Total debt to shareholders’ equity	5.4%	6.4%	6.4%

The following table shows important liquidity measures as of the balance sheet date for each period below (in millions):

	Third Quarter 2011	Third Quarter 2010	Year End 2010
Cash and cash equivalents	$9.3	$11.9	$12.2
Working capital	50.2	47.2	48.3
Net cash (used)/provided by operating activities	1.7	6.9	9.5
Change in working capital impact on net cash (used)/provided by operating activities	(5.2)	(0.2)	(0.8)
Net cash used in investing activities	(2.9)	(3.6)	(4.7)
Net cash used in financing activities	(1.7)	(8.2)	(9.4)

The $5.2 million decrease in net cash provided by operating activities from the third quarter of 2010 compared to the third quarter of 2011 was primarily related to the changes in working capital, and was anticipated given the higher sales volume in the first nine months of 2011.

Total inventories as of October 1, 2011 were $29.7 million, compared to $28.2 million at year end 2010 and $26.3 million at the end of the third quarter of 2010.  Accounts receivable increased to $22.2 million from $16.4 million at year end 2010 and $18.1 million at the end of the third quarter of fiscal 2010.  The increases are related to higher sales in the first nine months of the current year.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of the end of the quarter ended October 1, 2011, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 240.13a-15.  As defined in Exchange Act Rules 240.13a-15(e) and 240.15d-15(e), “the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based upon that evaluation, the CEO and CFO concluded that the Company’s current disclosure controls and procedures were effective as of the October 1, 2011 evaluation date.

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

99(5)) Form 8-K filed on October 26, 2011 setting forth the press release reporting the Company’s earnings for the quarter ended October 1, 2011 is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE EASTERN COMPANY
(Registrant)
DATE: November 1, 2011	/s/Leonard F. Leganza
Leonard F. Leganza Chairman, President and Chief Executive Officer

DATE: November 1, 2011	/s/John L. Sullivan III
John L. Sullivan III Vice President and Chief Financial Officer