Form 10-K
period 2011-12-31
EASTERN CO
filed 2012-03-12
CIK 31107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the Fiscal Year ended December 31, 2011
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
                                                                                                                                                                       Yes [  ]  No [X]

As of July 2, 2011, the last day of registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $88,648,232 (based on the closing sales price of the registrant’s common stock on the last trading date prior to that date). Shares of the registrant’s common stock held by each officer and director and shares held in trust by the pension plans of the Company have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 24, 2012, 6,213,878 shares of the registrant’s common stock, no par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the annual proxy statement dated March 16, 2012 are incorporated by reference into Part III.

The Eastern Company
Form 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

TABLE OF CONTENTS

		Page
	Table of Contents	2.

	Safe Harbor Statement	3.

PART I
Item 1.	Business	4.

Item 1A.	Risk Factors	6.

Item 1B.	Unresolved Staff Comments	10.

Item 2.	Properties	10.

Item 3.	Legal Proceedings	11.

Item 4.	Mine Safety Disclosures	11.

PART II
Item 5.	Market for Registrant’s Common Equity, Related
	Stockholder Matters and Issuer Purchases of Equity Securities	12.

Item 6.	Selected Financial Data	14.

Item 7.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	14.

Item 7A.	Quantitative and Qualitative Disclosures
	About Market Risk	26.

Item 8.	Financial Statements and Supplementary Data	27.

Item 9.	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure	57.

Item 9A.	Controls and Procedures	57.

Item 9B.	Other Information	59.

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	59.

Item 11.	Executive Compensation	59.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	60.

Item 13.	Certain Relationships and Related Transactions, and Director
	Independence	60.

Item 14.	Principal Accounting Fees and Services	60.

PART IV
Item 15.	Exhibits, Financial Statement Schedules	60.

	Signatures	63.

	Exhibit Index	64.

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

The business of the Company is the manufacture and sale of industrial hardware, security products and metal products from four U.S. operations and six wholly-owned foreign subsidiaries. The Company maintains ten physical locations.

RECENT DEVELOPMENTS

In February 2012, the Board of Directors of the Company voted to increase the quarterly dividend by 11% effective  in the first quarter of 2012.

On December 15, 2011 the Company voluntarily transferred its stock exchange listing from the NYSE Amex Exchange to The NASDAQ Stock Market LLC.

In January 2011, the Company signed a two year lease effective March 1, 2011 to establish an additional facility for the fabrication of panels for products incorporating our lightweight composite technology.  The facility is located in Tillsonburg, Ontario, Canada.  This plant will complement our present composite panel making facilities located in British Columbia, Canada and Lerma, Mexico. The first product to be manufactured at this new location is a newly developed panel which is used in an interactive electronic board product. The panel is being produced on newly designed automated equipment developed internally by employees of the Company. This new more highly technical business opportunity offers us some growth opportunities for our Canadian subsidiaries.

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

General

Raw materials and outside services were readily available from domestic sources for all of the Company’s segments during 2011 and are expected to be readily available in 2012 and the foreseeable future.  The Company also obtains materials from Asian affiliated and nonaffiliated sources. The Company has not experienced any significant problems obtaining material from its Asian sources in 2011 and does not expect any such problems in 2012.  The Company experienced fairly stable raw material prices in 2009.  In 2010 and 2011, the Company experienced price increases for many of the raw materials used in producing its products, including: scrap iron, zinc, brass and stainless steel.  The Company expects raw material prices to continue increasing as demand for raw materials increases as the world economy grows.  These raw material cost increases could negatively impact the Company’s gross margin if raw material prices increase too rapidly for the Company to recover those cost increases through either price increases to our customers or cost reductions in other areas of the businesses.

Patent protection for the various product lines within the Company is limited, but is sufficient to protect the Company’s competitive positions. Foreign sales and license agreements are not significant.

None of the Company’s business segments are seasonal.

The Company, across all of its business segments, has increased its emphasis on sales and customer service by fulfilling the rapid delivery requirements of our customers. As a result, investments in additional inventories are made on a selective basis.

Customer lists for all business segments are broad-based geographically and by markets, and sales are generally not highly concentrated by customer. No customers equaled 10% or more of the Company’s consolidated sales for any year presented.

The dollar amount of the backlog of orders received by the Company believed to be firm as of the fiscal year end December 31, 2011 is $22,234,000, as compared to $21,560,000 at January 1, 2011.  The primary reasons for the increase from 2010 to 2011 are the timing of orders received from customers and continued improvement in economic conditions in 2011.

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

Research and development expenditures in 2011 were $826,000 and represented less than 1% of gross revenues. In 2010 and 2009 they were $739,000 and $1,331,000, respectively. The research costs are primarily attributable to the Greenwald Industries and Eberhard Mfg. divisions. Greenwald performs ongoing research, in both the mechanical and smart card product lines, which is necessary in order to remain competitive and to continue to provide technologically advanced smart card systems. Eberhard develops new products for the various markets they serve based on changing customer requirements to remain competitive. Other research projects include the development of various locks, and transportation and industrial hardware products. The reduction in 2010 was primarily related to the completion of projects at Greenwald which resulted in new products being brought to market, such as a new contactless and wireless cash payment system.

The Company does not anticipate that compliance with federal, state or local environmental laws or regulations will have a material effect on the Company’s capital expenditures, earnings or competitive position.

The average number of employees in 2011 was 688.

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

The Company is an “accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, and is required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires the Company to include in its report management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of the end of the fiscal period for which the Company is filing its Form 10-K. This report must also include disclosure of any material weaknesses in internal control over financial reporting that the Company has identified. Additionally, the Company’s independent registered public accounting firm is required to issue a report on the Company’s internal control over financial reporting and their evaluation of the operating effectiveness of the Company’s internal control over financial reporting. The

Company’s assessment requires it to make subjective judgments, and the independent registered public accounting firm may not agree with the Company’s assessment. If the Company or its independent registered public accounting firm were unable to complete the assessments within the period prescribed by Section 404 and thus be unable to conclude that the internal control over financial reporting is effective, investors could lose confidence in the Company’s reported financial information, which could have an adverse effect on the market price of the Company’s common stock or impact the Company’s borrowing ability. In addition, changes in operating conditions and changes in compliance with policies and procedures currently in place may result in inadequate internal control over financial reporting in the future.

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

During 2012, union contracts covering approximately 37% of the total workforce of the Company will expire.  The Company has been successful in negotiating new contracts over the years, but cannot guarantee that will continue. Failure to negotiate new union contracts could result in disruption of production, inability to deliver product or a number of unforeseen circumstances, any of which could have an unfavorable material impact on the Company’s results of operations or financial statements.

Deterioration in the creditworthiness of several major customers could have a material impact on the Company’s business, financial condition or results of operations.

Included as a significant asset on the Company’s balance sheet are accounts receivable from our customers.  If several large customers become insolvent or otherwise unable to pay for products, or become unwilling or unable to make payments in a timely manner, it could have an unfavorable material impact on the Company’s results of operations or financial statements.  Although the Company is not dependent on any one customer deterioration in several large customers at the same time could have an unfavorable material impact on the Company’s results of operations or financial statements.  At the end of 2011 only one customer had an outstanding accounts receivable balance that exceeded 10% of total accounts receivable.  No customers exceeded 10% of total accounts receivable for 2010 or 2009.

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

The Canadian Commercial Vehicles Corporation (“CCV”), a wholly-owned subsidiary in Kelowna, British Columbia, leases 55,415 square feet of building space located in an industrial park. The building is made from brick and concrete, contains approximately 5,400 square feet of office space on two levels and houses a modern paint booth for finishing our products. The building is protected by a F1 rated fire suppression system and alarmed for fire and security. The current lease expires December 31, 2012 and is renewable.  Effective March 1, 2011, CCV is leasing an additional facility containing approximately 32,807 square feet of building space, located in Tillsonburg, Ontario.  The lease on the Tillsonburg facility expires February 28, 2013.

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

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the NASDAQ (ticker symbol EML). The approximate number of record holders of the Company common stock on December 31, 2011 was 471.

High and low stock prices and dividends for the last two years were:

	2011			2010
	Market Price				Market Price
Quarter	High	Low	Dividend	Quarter	High	Low	Dividend
First	$20.01	$17.02	$.09	First	$14.02	$10.90	$.09
Second	19.90	15.75	.09	Second	16.57	12.08	.09
Third	19.75	16.05	.09	Third	17.75	13.09	.09
Fourth	24.00	17.67	.09	Fourth	19.56	15.45	.25 #

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

The following table sets forth information regarding securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2011, including the Company’s 1995 and 2010 plans.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	25,5001	$13.58	500,0002
Equity compensation plans not approved by security holders	-	-	-
Total	25,500	13.58	500,000

1 Includes options outstanding under the 1995 plan.
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

There were no issuer purchases of securities during the fourth quarter of 2011.  The Company does not have any share repurchase plans or programs.

Stock Performance Graph

The following graph sets forth the Company’s cumulative total shareholder return based upon an initial $100 investment made on December 31, 2006 (i.e., stock appreciation plus dividends during the past five fiscal years) compared to the Wilshire 5000 Index and the S&P Industrial Machinery Index.

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

CUMULATIVE TOTAL RETURN
Based upon an initial investment of $100 on December 31, 2006 with dividends reinvested
$250
$200
$150
$100
$50
$0
Dec-06
Dec-07
Dec-08
Dec-09
Dec-10
Dec-11
The Eastern Company
Wilshire 5000
S&P Industrial Machinery

	Dec. 06	Dec. 07	Dec. 08	Dec. 09	Dec. 10	Dec. 11
The Eastern Company	$100	$96	$46	$74	$101	$116
Wilshire 5000	$100	$106	$66	$85	$100	$101
S&P Industrial Machinery	$100	$121	$73	$102	$138	$125

Copyright© 2012 Standard & Poor's, a division of The McGraw-Hill Companies Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm)

ITEM 6	SELECTED FINANCIAL DATA

		2011	2010	2009	2008	2007
	INCOME STATEMENT ITEMS (in thousands)
	Net sales	$ 142,856	$ 130,130	$ 112,665	$ 135,878	$ 156,281
	Cost of products sold	115,504	103,458	92,031	110,415	120,343
	Depreciation and amortization	3,707	3,943	4,103	4,128	4,370
	Interest expense	231	266	1,728	1,064	1,289
	Income before income taxes	8,507	8,248	1,902	6,043	14,845
	Income taxes	3,002	2,705	865	1,538	4,765
	Net income	5,505	5,543	1,036	4,505	10,081
	Dividends #	2,224	3,182	2,155	1,938	1,802

	BALANCE SHEET ITEMS (in thousands)
	Inventories	$ 29,793	$ 28,190	$ 24,520	$ 30,797	$ 30,491
	Working capital	49,231	48,262	44,280	48,745	47,028
	Property, plant and equipment, net	24,634	24,464	22,974	23,911	25,234
	Total assets	106,700	102,353	100,872	106,017	108,352
	Shareholders’ equity	69,158	70,044	66,597	62,482	70,817
	Capital expenditures	3,395	4,733	2,226	2,331	2,868
	Long-term obligations, less current portion	3,036	3,750	4,286	11,429	14,383

	PER SHARE DATA
	Net income per share
	Basic	$ .89	$ .91	$ .17	$ .77	$ 1.79
	Diluted	.89	.90	.17	.73	1.68
	Dividends #	.36	.52	.36	.33	.32
	Shareholders’ equity (Basic)	11.19	11.47	11.13	10.63	12.58

Average shares outstanding:	Basic	6,178,664	6,104,711	5,985,640	5,875,140	5,631,073
	Diluted	6,216,193	6,192,019	6,241,780	6,159,563	5,989,754

# - 2010 dividends include a one-time extra payment of $0.16 per share distributed on 12/15/2010.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

Net sales for 2011 increased 10% to $142.9 million from $130.1 million in 2010.  Net income for 2011 was comparable at $5.5 million, or $.89 per diluted share, from $5.5 million, or $.90 per diluted share in 2010.  Net sales in the Industrial Hardware segment increased approximately 15% in 2011, resulting primarily from strong demand for lightweight composite products such as the sleeper boxes for the Class 8 truck market and panels used in the electronic white board market, in addition to new products such as the vent product line designed for the Class 8 truck market.  Net sales in the Security Products segments increased approximately 5% in 2011, due to the continued improvement in economic conditions that had a positive impact on some of the many markets we serve, primarily the travel, computer and electronic enclosure markets, in addition to the introduction of new products into those markets.  The Metal Products segment net sales increased approximately 8% in 2011, resulting primarily from the continued strong demand for our mine roof support products.

Fourth Quarter 2011 Compared to Fourth Quarter 2010

The following table shows, for the fourth quarter of 2011 and 2010, selected line items from the consolidated statements of income as a percentage of net sales, by segment.

	2011 Fourth Quarter
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	78.2%	74.6%	93.2%	80.2%
Gross margin	21.8%	25.4%	6.8%	19.8%

Selling and administrative expense	12.4%	18.7%	6.8%	13.1%
Operating profit	9.4%	6.7%	0.0%	6.7%

	2010 Fourth Quarter
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	78.4%	73.1%	90.9%	79.2%
Gross margin	21.6%	26.9%	9.1%	20.8%

Selling and administrative expense	13.4%	17.4%	7.4%	13.5%
Operating profit	8.2%	9.5%	1.7%	7.3%

The following table shows the amount of change from the fourth quarter of 2010 to the fourth quarter of 2011 in sales, cost of products sold, gross margin, selling and administrative expenses and operating profit, by segment (dollars in thousands).

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$4,946	$(279)	$751	$5,418
Volume	29.5%	-3.7%	6.5%	13.2%
Prices	0.5%	0.6%	3.7%	1.2%
New Products	4.0%	0.6%	0.8%	2.2%
	34.0%	-2.5%	11.0%	16.6%

Cost of products sold	$3,852	$(41)	$857	$4,668
	33.8%	-0.5%	13.8%	18.1%

Gross margin	$1,094	$(238)	$(106)	$750
	34.7%	-7.9%	-17.0%	11.0%

Selling and administrative expenses	$447	$100	$8	$555
	22.8%	5.1%	1.6%	12.5%

Operating profit	$647	$(338)	$(114)	$195
	54.5%	-31.6%	-99.6%	8.2%

Net sales in the fourth quarter of 2011 increased 17% to $38.1 million from $32.6 million a year earlier. Net income for the quarter decreased 10% to $1.5 million (or $.24 per diluted share) from $1.6 million (or $.26 per diluted share) a year earlier. The increase in sales in the fourth quarter from 2010 to 2011 is primarily attributable to increased activity in some of the many markets we serve resulting from continued improvement in economic conditions and continued strong demand for our mine roof support products.  Net sales were also favorably impacted by the introduction of new products and selective price increases to customers.  The decrease in net income in the fourth quarter of 2011 compared to the 2010 period is due to lower sales to the military market as a result of reduced government defense spending, overall pressure on our margins caused by cost increases and the tax impact of a discretionary contribution to one of the Company’s pension plans in December of 2011.

Gross margin for the fourth quarter of 2011 increased 11% from the fourth quarter of 2010. The increase is primarily the result of higher sales volume in the 2011 fourth quarter as a result of the increased activity in many of the markets we serve resulting from the continued improvement in economic conditions, the introduction of new products, continued strong demand for our mine roof support products and selective price increases to customers.

Selling and administrative expenses for the fourth quarter of 2011 increased 13% compared to the prior year quarter. The overall increase was due to increases in payroll and payroll related charges.

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

In May 2011, the FASB issued authoritative guidance which clarifies the concepts related to highest and best use and valuation premise, blockage factors and other premiums and discounts, the fair value measurement of financial instruments held in a portfolio and of those instruments classified as a component of shareowners’ equity. The guidance includes enhanced disclosure requirements about recurring Level 3 fair value measurements, the use of nonfinancial assets, and the level in the fair value hierarchy of assets and liabilities not recorded at fair value.  This guidance will become effective for fiscal years and interim periods beginning on or after December 15, 2011. This guidance is not expected to have an impact on our consolidated financial statements or disclosures as there are presently no recurring Level 3 fair value measurements, except for those listed in Item 8 – Note 10.

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

The discount rate used is based on a single equivalent discount rate derived with the assistance of our actuaries by matching expected future benefit payments in each year to the corresponding spot rates from the Citigroup Pension Liability Yield Curve, comprised of high quality (rated AA or better) corporate bonds.  The expected long-term rate of return on assets is also developed with input from the Company’s actuarial firms. We consider the Company’s historical experience with pension fund asset performance, the current and expected allocation of our plan assets, and expected long-term rates of return. The long-term rate-of-return assumption used for determining net periodic pension expense for 2011 was 8.5%. The Company reviews the long-term rate of return each year. Future actual pension income and expense will depend on future investment performance, changes in future discount rates, and various other factors related to the population of participants in the Company’s pension plans.

The Company expects to make cash contributions of approximately $3.6 million and $155,000 to its pension plans and postretirement plan, respectively, in 2012.

RESULTS OF OPERATIONS

Fiscal 2011 Compared to Fiscal 2010

The following table shows, for 2011 and 2010, selected line items from the consolidated statements of income as a percentage of net sales, by segment.

	Industrial	Security	Metal
	Hardware	Products	Products	Total
	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	79.6%	76.2%	91.6%	80.9%
Gross margin	20.4%	23.8%	8.4%	19.1%

Selling and administrative expense	13.0%	16.7%	7.0%	13.0%
Operating profit	7.4%	7.1%	1.4%	6.1%

	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	76.4%	75.6%	92.8%	79.5%
Gross margin	23.6%	24.4%	7.2%	20.5%

Selling and administrative expense	14.6%	17.0%	7.3%	14.0%
Operating profit	9.0%	7.4%	-0.1%	6.5%

The following table shows the amount of change from 2010 to 2011 in sales, cost of products sold, gross margin, selling and administrative expenses, and operating profit, by segment (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$8,591	$2,099	$2,036	$12,726
Volume	12.3%	3.0%	4.4%	7.4%
Prices	0.4%	0.9%	3.0%	1.1%
New Products	2.2%	0.7%	0.2%	1.3%
	14.9%	4.6%	7.6%	9.8%

Cost of products sold	$8,612	$1,864	$1,571	$12,047
	19.6%	5.4%	6.3%	11.6%

Gross margin	$(21)	$235	$465	$679
	-0.1%	2.1%	24.0%	2.5%

Selling and administrative expenses	$216	$205	$58	$479
	2.6%	2.6%	3.0%	2.6%

Operating profit	$(237)	$30	$407	$200
	-4.6%	0.9%	2,730.9%	2.4%

Industrial Hardware Segment

Net sales in the Industrial Hardware segment increased 15% in 2011 from the 2010 level. The increased sales reflected an increase in sales of existing products, primarily to the vehicular markets in 2011 compared to 2010, as well as the introduction of new products.  The increase was partially offset by lower sales to the military market as a result of the completion of certain military projects.  All of the new products were developed internally and offered to the many markets we service, including: military, Class 8 truck, vehicular accessories and recreational vehicles.  New products included a spacer for the military market, rotary latches and a line of vent products for the Class 8 truck market, a push button and a slam latch assembly for the vehicular accessory market, door latches for the recreational vehicle market, and an assortment of handles and latches used in many of the markets to which we sell.  The Industrial Hardware segment continues to develop new latching systems for the military and continues to actively pursue expansion of hardware sales to the military markets.

Cost of products sold for the Industrial Hardware segment increased 20% from 2010 to 2011. The primary reason for this increase was increased costs for purchased parts, payroll and payroll related charges and shipping expenses.

Gross margin as a percentage of net sales for the Industrial Hardware segment decreased to 20% from the 2010 level of 24%.  The decrease in gross margin is due to the mix of products produced and the increased cost of products sold noted in the above paragraph.

Selling and administrative expenses increased 3% from 2010 levels due to increases in payroll and payroll related charges and higher expenditures for travel.

Security Products Segment

Net sales in the Security Products segment increased 5% from 2010 to 2011. The increase in sales in 2011 in the Security Products segment is primarily the result of increased sales of lock products to the travel, computer, and electronic enclosure markets. The current economic conditions continue to have a negative impact on sales to the vehicle market.  Sales of products to the commercial laundry markets were comparable with the prior year.  Sales of new products included new lock products for the electronic enclosure, storage and commercial laundry markets.  The new products included a lock sleeve, a toggle switch cover and locker locks for the electronic enclosure market; a mailbox lock and a push button lock with a clutch knob for the storage market; as well as a variety of other lock products for various markets.  Sales of new products for the commercial laundry industry included the new “Flash Cash” advanced, contactless and wireless cash payment system, Pinmate and Digicoin.

Cost of products sold for the Security Products segment increased 5% from 2010 to 2011. The increase in 2011 was primarily the result of increased cost for raw materials, purchased parts and engineering.  The increase was partially offset by decreases in expenses for depreciation, outbound freight and utilities.

Gross margin for 2011 of 24% was comparable to the 2010 period as a percentage of net sales for the Security Products segment.

Selling and administrative expenses increased 3% from the same period a year ago due to increased payroll and payroll related charges and increased travel expenses.  These increases were reduced by lower bad debt expense and reduced amortization costs for intangibles in 2011 compared to 2010.

Metal Products Segment

Net sales in the Metal Products segment increased 8% from 2010 to 2011.  Sales of mine products increased 12% in 2011 compared to 2010.  The increase in sales of mining products was driven by continued strong demand in both the U.S. and Canadian mining markets compared to the prior year period.  Sales of contract casting products decreased 31% from 2010 levels.  The decrease in sales of contract castings in 2011 was primarily the result that our 2010 period benefited from a temporary shutdown of production at a competing foundry.  Sales of new products in 2011 were new steel shells for the mining industry.

Cost of products sold for the Metal Products segment increased 6% from 2010 to 2011.  Increases were primarily the result of the increased sales volume.  Cost increases were experienced for raw materials and payroll and payroll related charges.

Gross margin as a percentage of sales in the Metal Products segment increased from 7% in 2010 to 8% in 2011.  The improvement in gross margin is due to the mix of products produced, elimination of products with unacceptable profit margins, price increases to customers, and improvement in manufacturing processes resulting from the $2.5 million capital expenditure program in 2010.

Selling and administrative expenses in the Metal Products segment increased 3% from 2010 to 2011, due to increased payroll and payroll related charges and higher sales commission payments in 2011 based on the higher sales volume .

Other Items

The following table shows the amount of change from 2010 to 2011 in other items (dollars in thousands):

Total
Interest expense	$(35)
-13.1%

Other income	$23
775.5%

Income taxes	$297
11.0%

Interest expense decreased from 2010 to 2011 due to a lower average amount of debt during 2011 compared to the prior year.

Other income increased from 2010 to 2011 due to higher interest income earned on cash balances in the Company’s cash management program in 2011.

Income taxes – the effective tax rate increased in 2011 to 35% from the 33% rate in 2010. The 2011 effective tax rate was higher primarily as a result of a discretionary contribution to one of the Company’s pension plans which resulted in a reduced manufacturing tax deduction.

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

Liquidity and Sources of Capital

The Company’s financial position remained strong in 2011.  The primary source of the Company’s cash is earnings from operating activities adjusted for cash generated from or used for net working capital.  The most significant recurring non-cash items included in income are depreciation and amortization expense.  Changes in working capital fluctuate with the changes in operating activities.  As sales increase, there generally is an increased need for working capital.  Since increases in working capital reduce the Company’s cash, management attempts to keep the Company’s investment in net working capital at a reasonable level by closely monitoring inventory levels and matching production to expected market demand, keeping tight control over the collection of receivables, and optimizing payment terms on its trade and other payables.

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

The following table shows key financial ratios at the end of each year:

	2011	2010	2009
Current ratio	4.0	4.9	3.9
Average days’ sales in accounts receivable	45	47	51
Inventory turnover	3.9	3.7	3.8
Ratio of working capital to sales	34.5%	37.1%	39.3%
Total debt to shareholders’ equity	9.8%	6.4%	17.2%

The following table shows important liquidity measures as of the fiscal year end balance sheet date for each of the preceding three years (in millions):

	2011	2010	2009
Cash and cash equivalents	$11.1	$12.2	$16.7
Working capital	49.2	48.3	44.3
Net cash provided by operating activities	1.4	9.5	13.3
Change in working capital impact on net cash (used)/provided by operating activities	(9.7)	(0.8)	7.6
Net cash used in investing activities	(3.4)	(4.7)	(2.2)
Net cash provided by/(used in) financing activities	0.8	(9.4)	(3.4)

The $8.1 million decrease in net cash provided by operating activities from 2010 to 2011 was primarily related to the $5 million discretionary contribution made to the Company’s salaried pension plan in December, 2011.  The major reasons for the contribution were to reduce 2011 cash payments for federal income taxes, to reduce future years’ pension expense, and to attempt to take advantage of the spread between borrowing rates and expected investment return.  The remaining changes were related to the reasonable increases in accounts receivable and inventory given the Company’s increase in revenues during the year.  The $3.8 million decrease in net cash provided by operating activities from Fiscal 2009 to Fiscal 2010 was primarily related to the changes in working capital, and was anticipated given the higher sales volume during 2010.

In Fiscal 2011, the impact on cash from the net change in working capital was $9.7 million resulting mainly from the $5 million discretionary pension payment described above as well as the increases in accounts receivable and inventory which were anticipated given the increased revenue.  In Fiscal 2010, the impact on cash from the net change in working capital was ($0.8) million resulting from cash used for changes in accounts receivable, inventory, prepaid expenses, other assets and other accrued expenses of $5.5 million, offset by cash provided by changes in accounts payable, pension and accrued compensation of $4.7 million.  During Fiscal 2009, the impact from the net changes in working capital provided $7.6 million in cash, which was primarily the result of a $6.7 million reduction in inventory during 2009.

Virtually the entire amount of cash used in investing activities in Fiscal 2011, 2010 and 2009 was for the purchase of fixed assets.  The significant increase in 2010 was related to a major equipment upgrade in the Metal Products Group.  Capital expenditures in Fiscal 2012 are expected to be in the range of $4 million.

In Fiscal 2011, financing activities provided approximately $800,000.  Approximately $2.3 million was provided from the utilization of $3 million from a line of credit reduced by $714,000 of repayments on the term loan.  The Company also received approximately $758,000 from the issuance of new shares of its Common Stock (as a result of the exercise of qualified and non-qualified stock options) and related tax benefit from the disqualifying disposition of qualified stock options and the exercise of non-qualified stock options during the period.  These items were offset by approximately $2.2 million in dividends paid during the period.

The Company used $9.4 million of cash related to financing activities in Fiscal 2010.  A net of approximately $7 million was used for debt repayments and the related refinancing that was completed on January 29, 2010.  The Company also issued a one-time extra dividend in December 2010 which increased dividend payments to $3.2 million for Fiscal 2010 from approximately $2.2 million in Fiscal 2009.  This use of cash was partially offset by $726,000 in net cash proceeds, related to the exercise of stock options during 2010 ($1.3 million for new shares issued and a $108,000 tax benefit related to the exercise of stock options, less $730,000 for shares purchased by the treasury as payment for some of the new shares issued).

Net cash used for financing activities in Fiscal 2009 totaled $3.4 million.  This consisted of cash payments of $2.2 million for dividends and $2.2 million of long-term debt payments.  These amounts were reduced by net cash proceeds of approximately $1 million related to the exercise of stock options during 2009 ($1.6 million for new shares issued and a $200,000 tax benefit related to the exercise of stock options, less $800,000 for shares purchased by the treasury as payment for some of the new shares issued).
The Company leases certain equipment and buildings under cancelable and non-cancelable operating leases expiring at various dates up to five years. Rent expense amounted to approximately $1.2 million, $1,049,000 and $759,000 in 2011, 2010 and 2009, respectively.

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

On January 29, 2010, the Company signed a new secured Loan Agreement (the “Loan Agreement”) with People’s United Bank (“People’s”) which included a $5,000,000 term portion and a $10,000,000 revolving credit portion.  The term portion of the loan requires quarterly principal payments of $178,571 for a period of seven (7) years, maturing on January 31, 2017.  The revolving credit portion has a quarterly commitment fee of one quarter of one percent (0.25%), and a maturity date of January 31, 2012.   The proceeds of the term portion along with the Company’s available cash were used to retire the remaining portion of the debt with Bank of America, N.A., which on January 29, 2010 totaled $10,714,286.

Subsequent to December 31, 2011, the Company amended the Loan Agreement by taking an additional $5,000,000 term loan (the “2012 Term Loan”).  The 2012 Term Loan will require quarterly principal payments of $178,571 for a period of seven (7) years, maturing on January 31, 2019.

Interest on the original term portion of the Loan Agreement is fixed at 4.98%.  Interest on the 2012 Term Loan is fixed at 3.90%   During Fiscal 2011, the interest rate on the revolving credit portion of the Loan Agreement varied based on the LIBOR rate or People’s Prime rate plus a margin spread of 2.25%, with a floor rate of 4.0%.  As part of the amendment signed subsequent to December 31, 2011, this was changed to the LIBOR rate or People’s Prime rate plus 2.25%, with a floor of 3.25%; additionally the maturity date was extended to January 31, 2014.  During December 2011, the Company used $3,000,000 on the line of credit, the proceeds of which, along with existing cash, were used to fund a discretionary pension payment made in December.  The Company did not utilize the revolving credit portion of the Loan Agreement during 2010.

The Company’s loan covenants under the Loan Agreement require the Company to maintain specified financial ratios and amounts. In addition, the Company has restrictions on, among other things, new capital leases, purchases or redemptions of its capital stock, mergers and divestitures, and new borrowing.

Tabular Disclosure of Contractual Obligations

The Company’s known contractual obligations as of December 31, 2011, are shown below (in thousands):

		Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$11,750	$4,250	$3,214	$2,500	$1,786
Estimated interest on long-term debt	1,195	332	541	251	71
Operating lease obligations	1,805	944	819	42	--
Estimated contributions to pension plans	15,813	3,682	4,705	4,705	2,721
Estimated post retirement benefits other than pensions	1,853	155	342	366	990
Total	$32,416	$9,363	$9,621	$7,864	$5,568

The amounts shown in the above table for estimated contributions to pension plans and estimated postretirement benefits other than pensions are based on the assumptions in Note 10 to the consolidated financial statements, as well as the assumption that participant counts will remain stable.

The Company does not have any non-cancellable open purchase orders.

During Fiscal 2009, the Company increased its cash position by approximately $7.8 million as a result of decreases in accounts receivable and inventory related to an economic slowdown that began in the fourth quarter of Fiscal 2008.  In January 2010, the Company used a portion of its cash on hand to pay-down and refinance the balance of its long-term debt.  In December 2011, the Company made a $5 million discretionary contribution to its salaried pension plan.  As a result of this contribution, at the end of 2011 the Company was utilizing $3 million from its revolving credit facility.  This amount was repaid in January 2012 when the Company took an additional $5 million term loan from its lender, People’s United Bank.  The Company believes it has sufficient cash on hand and credit resources available to it to sustain itself though the next fiscal year.

ITEM 7A                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s foreign manufacturing facilities account for approximately 25% of total sales and 19% of total assets.  Its U.S. operations buy from and sell to these foreign affiliates, and also make limited sales (approximately 14% of total sales) to nonaffiliated foreign customers.  This trade activity could be affected by fluctuations in foreign currency exchange or by weak economic conditions.  The Company’s currency exposure is concentrated in the Canadian dollar, Mexican peso, New Taiwan dollar, Chinese RMB and Hong Kong dollar.  Because of the Company’s limited exposure to any single foreign market, any exchange gains or losses have not been material and are not expected to be material in the future.  Had the exchange rate as of December 31, 2011 for all of the listed currencies changed by 1%, the total change in reported earnings would have been approximately $29,000.  As a result, the Company does not attempt to mitigate its foreign currency exposure through the acquisition of any speculative or leveraged financial instruments.  In 2011, a 10% increase/decrease in exchange rates would have resulted in a translation increase/decrease to sales of approximately $3.2 million, and to equity of approximately $1.9 million.

On January 29, 2010, the Company eliminated its interest rate risk by refinancing its long-term debt at a fixed rate of 4.98%.  See note 5 the Company’s financial statements included at Item 8 of this Annual Report on Form 10-K.

ITEM 8                                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors

The Eastern Company

We have audited the accompanying consolidated balance sheets of The Eastern Company (the Company) as of December 31, 2011 and January 1, 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).  The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2011 and January 1, 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2012 expressed an unqualified opinion.

/s/ Fiondella, Milone & LaSaracina LLP
Glastonbury, Connecticut
March 12, 2012

The Eastern Company

Consolidated Balance Sheets

	December 31	January 1
	2011	2011
ASSETS
Current Assets
Cash and cash equivalents	$11,147,297	$12,224,608
Accounts receivable, less allowances of $423,000 in 2011 and $519,000 in 2010	18,633,088	16,424,766

Inventories:
Raw materials and component parts	11,863,199	8,090,149
Work in process	6,425,914	5,298,939
Finished goods	11,504,321	14,801,087
	29,793,434	28,190,175

Prepaid expenses and other assets	3,313,186	2,652,132
Recoverable income taxes receivable	647,950	—
Deferred income taxes	1,881,775	1,141,744
Total Current Assets	65,416,730	60,633,425

Property, Plant and Equipment
Land	1,152,804	1,152,972
Buildings	14,181,502	13,898,789
Machinery and equipment	39,528,714	38,276,592
Accumulated depreciation	(30,228,924)	(28,864,317)
	24,634,096	24,464,036

Other Assets
Goodwill	13,905,209	13,933,990
Trademarks	152,446	150,751
Patents, technology and other intangibles net of accumulated amortization	1,770,008	2,259,235
Deferred income taxes	821,485	912,043
	16,649,148	17,256,019
TOTAL ASSETS	$106,699,974	$102,353,480

Consolidated Balance Sheets

	December 31	January 1
	2011	2011
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$8,412,245	$7,518,969
Accrued compensation	2,999,478	2,997,126
Other accrued expenses	1,060,143	1,141,514
Current portion of long-term debt	3,714,286	714,286
Total Current Liabilities	16,186,152	12,371,895

Other long-term liabilities	655,001	713,202
Long-term debt, less current portion	3,035,714	3,750,000
Accrued postretirement benefits	1,853,157	1,461,371
Accrued pension cost	15,811,622	14,013,269

Commitments and contingencies (See Note 4)

Shareholders’ Equity
Voting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Nonvoting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Common Stock, no par value:
Authorized: 50,000,000 shares
Issued: 8,908,607 shares in 2011 and 8,852,762 shares in 2010	28,499,779	27,717,318
Treasury Stock: 2,694,729 shares in 2011 and 2010	(19,105,723)	(19,105,723)
Retained earnings	73,200,362	69,919,619

Accumulated other comprehensive income (loss):
Foreign currency translation	2,107,187	2,448,675
Unrecognized net pension and postretirement benefit costs, net of taxes	(15,543,277)	(10,936,146)
Accumulated other comprehensive loss	(13,436,090)	(8,487,471)
Total Shareholders’ Equity	69,158,328	70,043,743
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$106,699,974	$102,353,480

See accompanying notes.

Consolidated Statements of Income

		Year ended
	December 31	January 1	January 2
	2011	2011	2010
Net sales	$142,856,049	$130,130,360	$112,665,464
Cost of products sold	(115,504,443)	(103,458,137)	(92,031,078)
Gross margin	27,351,606	26,672,223	20,634,386

Selling and administrative expenses	(18,639,426)	(18,160,504)	(17,055,610)
Operating profit	8,712,180	8,511,719	3,578,776

Interest expense	(231,481)	(266,297)	(1,727,980)
Other income	26,230	2,996	50,733
Income before income taxes	8,506,929	8,248,418	1,901,529

Income taxes	3,001,999	2,705,413	865,122
Net income	$5,504,930	$5,543,005	$1,036,407
Earnings per Share:
Basic	$0.89	$0.91	$0.17

Diluted	$0.89	$0.90	$0.17

See accompanying notes.

Consolidated Statements of Comprehensive Income

		Year ended
	December 31	January 1	January 2
	2011	2011	2010
Net income	$5,504,930	$5,543,005	$1,036,407
Other comprehensive (loss)/income -
Change in foreign currency translation	(341,488)	752,662	1,031,023
Change in fair value of derivative financial instruments, net of income tax expense of ($72,200) in 2009	—	—	130,298
Reclassification adjustment for termination of derivative financial instrument, net of income tax expense of $340,991	—	—	626,359
Change in pension and postretirement benefit costs, net of income taxes benefit/(expense) of $2,507,762 in 2011, $227,018 in 2010 and ($1,341,658) in 2009	(4,607,131)	(418,175)	2,426,568
Total other comprehensive (loss)/income	(4,948,619)	334,487	4,214,248
Comprehensive income	$556,311	$5,877,492	$5,250,655

See accompanying notes.

Consolidated Statements of Shareholders’ Equity

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity

Balances at January 3, 2009	8,553,353	$24,418,916	(2,588,334)	$(17,578,088)	$68,676,943	$(13,036,206)	$62,481,565
Net income					1,036,407		1,036,407
Cash dividends declared, $.36 per share					(2,155,149)		(2,155,149)
Currency translation adjustment						1,031,023	1,031,023
Change in pension and postretirement benefit costs, net of tax						2,426,568	2,426,568
Change in derivative financial instrument, net of tax						130,298	130,298
Termination of derivative financial instrument, net of tax						626,359	626,359
Purchase of Common Stock for treasury			(55,881)	(797,328)			(797,328)
Issuance of Common Stock upon the exercise of stock options	153,421	1,584,042					1,584,042
Tax benefit from exercise of non-qualified stock options and disqualifying dispositions of incentive stock options		202,767					202,767
Issuance of Common Stock for directors’ fees	2,610	30,752					30,752
Balances at January 2, 2010	8,709,384	26,236,477	(2,644,215)	(18,375,416)	67,558,201	(8,821,958)	66,597,304
Net income					5,543,005		5,543,005
Cash dividends declared, $.52 per share					(3,181,587)		(3,181,587)
Currency translation adjustment						752,662	752,662
Change in pension and postretirement benefit costs, net of tax						(418,175)	(418,175)
Purchase of Common Stock for treasury			(50,514)	(730,307)			(730,307)
Issuance of Common Stock upon the exercise of stock options	141,750	1,348,585					1,348,585
Tax benefit from exercise of non-qualified stock options and disqualifying dispositions of incentive stock options		107,662					107,662

Consolidated Statements of Shareholders’ Equity (continued)

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity

Issuance of Common Stock for directors’ fees	1,628	24,594					24,594
Balances at January 1, 2011	8,852,762	27,717,318	(2,694,729)	(19,105,723)	69,919,619	(8,487,471)	70,043,743
Net income					5,504,930		5,504,930
Cash dividends declared, $.36 per share					(2,224,187)		(2,224,187)
Currency translation adjustment						(341,488)	(341,488)
Change in pension and postretirement benefit costs, net of tax						(4,607,131)	(4,607,131)
Issuance of Common Stock upon the exercise of stock options	54,500	651,390					651,390
Tax benefit from exercise of non-qualified stock options and disqualifying dispositions of incentive stock options		106,471					106,471
Issuance of Common Stock for directors’ fees	1,345	24,600					24,600
Balances at December 31, 2011	8,908,607	$28,499,779	(2,694,729)	$(19,105,723)	$73,200,362	$(13,436,090)	$69,158,328

See accompanying notes.

Consolidated Statements of Cash Flows

		Year ended
	December 31	January 1	January 2
	2011	2011	2010
Operating Activities
Net income	$5,504,930	$5,543,005	$1,036,407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,707,216	3,942,639	4,103,317
(Gain)/loss on sale of equipment and other assets	(1,602)	113,026	5,644
Provision for doubtful accounts	44,502	177,186	320,716
Deferred income taxes	1,857,885	526,173	235,788
Issuance of Common Stock for directors’ fees	24,600	24,594	30,752
Changes in operating assets and liabilities:
Accounts receivable	(2,470,834)	(1,047,724)	1,573,393
Inventories	(1,825,171)	(3,400,662)	6,671,197
Prepaid expenses and other	10,870	(534,465)	361,028
Prepaid pension cost	(4,924,402)	1,491,944	791,059
Recoverable taxes receivable	(647,949)	—	1,313,628
Other assets	(81,750)	(140,918)	(15,847)
Accounts payable	960,205	2,061,171	(1,858,201)
Accrued compensation	14,802	1,146,355	(127,707)
Other accrued expenses	(726,846)	(401,052)	(1,097,616)
Net cash provided by operating activities	1,446,456	9,501,272	13,343,558

Investing Activities
Purchases of property, plant and equipment	(3,394,726)	(4,733,244)	(2,226,025)
Proceeds from sale of equipment and other assets	4,000	275	—
Net cash used in investing activities	(3,390,726)	(4,732,969)	(2,226,025)

Financing Activities
Principal payments on long-term debt	(714,286)	(11,964,286)	(2,240,202)
Proceeds from issuance of long-term debt	—	5,000,000	—
Proceeds from revolving credit loan	3,000,000	—	—
Proceeds from sales of Common Stock	651,390	1,348,585	1,584,042
Tax benefit from disqualifying disposition of incentive stock options and exercise of non-qualified stock options	106,471	107,662	202,767
Purchases of Common Stock for treasury	—	(730,307)	(797,328)
Dividends paid	(2,224,187)	(3,181,587)	(2,155,149)
Net cash provided by (used in) financing activities	819,388	(9,419,933)	(3,405,870)
Effect of exchange rate changes on cash	47,571	129,565	67,385
Net change in cash and cash equivalents	(1,077,311)	(4,522,065)	7,779,048

Cash and cash equivalents at beginning of year	12,224,608	16,746,673	8,967,625
Cash and cash equivalents at end of year	$11,147,297	$12,224,608	$16,746,673

See accompanying notes.

The Eastern Company

Notes to Consolidated Financial Statements

1. Description of Business

The operations of The Eastern Company (the “Company”) consist of three business segments: industrial hardware, security products, and metal products. The industrial hardware segment produces latching devices for use on industrial equipment and instrumentation, composite panels used primarily in the transportation and electronic white board industries, as well as a broad line of proprietary hardware designed for truck bodies and other vehicular type equipment. The security products segment manufactures and markets a broad range of locks for traditional general purpose security applications as well as specialized locks for soft luggage, coin-operated vending and gaming equipment, and electric and computer peripheral components. This segment also manufactures and markets coin acceptors and metering systems to secure cash used in the commercial laundry industry and produces cashless payment systems utilizing advanced smart card technology. The metal products segment produces anchoring devices used in supporting the roofs of underground coal mines and specialty products, which serve the construction, automotive and electrical industries.

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

The Eastern Company

Notes to Consolidated Financial Statements (continued)

2. Accounting Policies (continued)

Recognition of Revenue and Accounts Receivable

Revenue and accounts receivable are recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred, and there is a reasonable assurance of collection of the sales proceeds. The Company obtains written purchase authorizations from its customers for a specified amount of product at a specified price and delivery occurs at the time of shipment. Credit is extended based on an evaluation of each customer’s financial condition; collateral is not required. Accounts receivable are recorded net of applicable allowances. At year end of 2011 only one customer had an outstanding accounts receivable balance that exceeded 10% of total accounts receivable.  No customer exceeded 10% of total accounts receivable at year end 2010.

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

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method in the U.S. ($22,081,495 for U.S. inventories at December 31, 2011) and by the first-in, first-out (FIFO) method for inventories outside the U.S. ($7,711,939 for inventories outside the U.S. at December 31, 2011). Current cost exceeds the LIFO carrying value by approximately $6,281,000 at December 31, 2011 and $5,223,000 at January 1, 2011. There was no material LIFO quantity liquidation in 2011, 2010 or 2009.

Property, Plant and Equipment and Related Depreciation

Property, plant and equipment (including equipment under capital lease) are stated at cost. Depreciation ($3,155,717 in 2011, $3,265,832 in 2010 and $3,387,575 in 2009) is computed generally using the straight-line method based on the following estimated useful lives of the assets: Buildings 10 to 39.5 years; Machinery and equipment 3 to 10 years.

Goodwill, Intangibles and Impairment of Long-Lived Assets

Patents are recorded at cost and are amortized using the straight-line method over the lives of the patents. Technology and licenses are recorded at cost and are generally amortized on a straight-line basis over periods ranging from 5 to 17 years. Non-compete agreements and customer relationships are being amortized using the straight-line method over a period of 5 years. Amortization expense in 2011, 2010 and 2009 was $551,499, $676,807 and $715,742, respectively. Total amortization expense for each of the next five years is estimated to be as follows: 2012 - $239,000; 2013 - $223,000; 2014 - $223,000; 2015 - $223,000; and 2016 - $223,000. Trademarks are not amortized as their lives are deemed to be indefinite.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

2. Accounting Policies (continued)

The gross carrying amount and accumulated amortization of amortizable intangible assets:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total	Weighted-Average Amortization Period (Years)
2011 Gross Amount:
Patents and developed technology	$2,714,900	$1,062,652	$5,839	$3,783,391	15.5
Customer relationships	45,825	1,921,811	—	1,967,636	5.0
Non-compete agreements	30,000	90,735	—	120,735	5.0
Total Gross Intangibles	$2,790,725	$3,075,198	$5,839	$5,871,762	11.7

2011 Accumulated Amortization:
Patents and developed technology	$1,528,007	$495,218	$5,323	$2,028,548
Customer relationships	36,660	1,921,811	—	1,958,471
Non-compete agreements	24,000	90,735	—	114,735
Total Gross Amortization	$1,588,667	$2,507,764	$5,323	$4,101,754

Net 2011 per Balance Sheet	$1,202,058	$567,434	$516	$1,770,008

2010 Gross Amount:
Patents and developed technology	$2,746,918	$1,016,936	$26,382	$3,790,236	16.0
Customer relationships	45,825	1,921,811	—	1,967,636	5.0
Non-compete agreements	30,000	90,735	—	120,735	5.0
Total Gross Intangibles	$2,822,743	$3,029,482	$26,382	$5,878,607	11.9

2010 Accumulated Amortization:
Patents and developed technology	$1,416,034	$417,801	$25,307	$1,859,142
Customer relationships	27,495	1,630,581	—	1,658,076
Non-compete agreements	18,000	84,154	—	102,154
Total Gross Amortization	$1,461,529	$2,132,536	$25,307	$3,619,372

Net 2010 per Balance Sheet	$1,361,214	$896,946	$1,075	$2,259,235

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

The Eastern Company

Notes to Consolidated Financial Statements (continued)

2. Accounting Policies (continued)

The Company evaluates the carrying amount of goodwill and trademarks on our balance sheets for possible impairment annually during the second quarter of each year. Goodwill or trademarks would be considered impaired whenever our historical carrying amount exceeds the fair value.  Goodwill and trademarks were not impaired in 2011, 2010 or 2009.  Should we reach a different conclusion in the future, additional work would be performed to determine the amount of the non-cash impairment charge to be recognized.  The maximum future impairment of goodwill or trademarks that could occur is the amount recognized on our balance sheet.

The following is a roll-forward of goodwill for 2011 and 2010:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total
2011
Beginning balance	$2,100,174	$11,833,816	$—	$13,933,990
Foreign exchange	(28,781)	—	—	(28,781)
Ending balance	$2,071,393	$11,833,816	$—	$13,905,209

2010
Beginning balance	$2,035,189	$11,833,816	$—	$13,869,005
Foreign exchange	64,985	—	—	64,985
Ending balance	$2,100,174	$11,833,816	$—	$13,933,990

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

Product Development Costs

Product development costs, charged to expense as incurred, were $825,778 in 2011, $739,251 in 2010 and $1,330,729 in 2009.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were $386,908 in 2011, $446,899 in 2010 and $486,598 in 2009.

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

Earnings per Share

The denominators used in the earnings per share computations follow:

	2011	2010	2009
Basic:
Weighted average shares outstanding	6,178,664	6,104,711	5,985,640

Diluted:
Weighted average shares outstanding	6,178,664	6,104,711	5,985,640
Dilutive stock options	37,529	87,308	256,140
Denominator for diluted earnings per share	6,216,193	6,192,019	6,241,780

There were no anti-dilutive stock options in 2011, 2010 or 2009.

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

Stock Based Compensation

The Company accounts for stock based compensation pursuant to the fair value recognition provisions of ASC 718.  No stock options were granted in 2011, 2010 or 2009, and, since all outstanding options were fully vested in each year presented, there was no impact on the financial statements.

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

The carrying amounts of financial instruments (cash and cash equivalents, accounts receivable, accounts payable and debt) as of December 31, 2011 and January 1, 2011, approximate fair value. Fair value was based on expected cash flows and current market conditions.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

3. Subsequent Event

Subsequent to the date of these consolidated financial statements the Company amended its term loan agreement.  See Note 5 Debt.

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

Approximately 37% of the total workforce is subject to negotiated union contracts, and approximately 15% of the total workforce is covered by such agreements that expire during 2012.

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

On November 13, 2009, the Company amended its Prior Loan Agreement with Bank of America, N.A.  The amendment extended the term of the revolving credit portion of the Prior Loan Agreement to May 31, 2010 and permanently reduced the amount available to borrow to $3,000,000.  In addition, the margin rate spread was fixed at two and one quarter percent (2.25%); the unused line fee was increased to one half of one percent (0.50%); and the fixed coverage ratio covenant was modified such that it would be calculated on a fiscal year to date basis (instead of a rolling four quarter basis) commencing with the second quarter of Fiscal 2009, provided that if the Company failed to comply with such fixed coverage ratio covenant for any quarter, then such ratio would be re-calculated to add back the amount of permitted dividends declared and actually paid during the period to meet the required 1.1 to 1.0 ratio, so long as the payment of such dividends did not result in the amount of consolidated cash to be below $10,000,000 on the date of determination.  The testing period returned to a rolling 4 quarter period effective with the end of the first quarter of 2010.  The amendment also required the Company to secure all of the present and future indebtedness of the Company and its subsidiaries with a continuing first priority security interest in all present and future assets of the Company and its consolidated subsidiaries.

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

On January 29, 2010, the Company signed a new secured Loan Agreement (the “Loan Agreement”) with People’s United Bank (“People’s”) which included a $5,000,000 term portion and a $10,000,000 revolving credit portion.  The term portion of the loan requires quarterly principal payments of $178,571 for a period of seven (7) years, maturing on January 31, 2017.  The revolving credit portion has a quarterly commitment fee of one quarter of one percent (0.25%), and a maturity date of January 31, 2012.   The proceeds of the term portion along with the Company’s available cash were used to retire the remaining portion of the debt with Bank of America, N.A., which on January 29, 2010 totaled $10,714,286.

Subsequent to December 31, 2011, the Company amended the Loan Agreement by taking an additional $5,000,000 term loan (the “2012 Term Loan”).  The 2012 Term Loan will require quarterly principal payments of $178,571 for a period of seven (7) years, maturing on January 31, 2019.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

5. Debt (continued)

Interest on the original term portion of the Loan Agreement is fixed at 4.98%.  Interest on the 2012 Term Loan is fixed at 3.90%   During Fiscal 2011, the interest rate on the revolving credit portion of the Loan Agreement varied based on the LIBOR rate or People’s Prime rate plus a margin spread of 2.25%, with a floor rate of 4.0%.  As part of the amendment signed subsequent to December 31, 2011, this was changed to the LIBOR rate or People’s Prime rate plus 2.25%, with a floor of 3.25%; additionally the maturity date was extended to January 31, 2014.  During December 2011, the Company used $3,000,000 of the line of credit, the proceeds of which, along with existing cash, were used to fund a discretionary pension payment made in December, 2011.  The Company did not utilize the revolving credit portion of the Loan Agreement during 2010.

Debt consists of:

	2011	2010
Term loan	$3,750,000	$4,464,286
Revolving credit loan	3,000,000	—
	6,750,000	4,464,286
Less current portion	3,714,286	714,286
	$3,035,714	$3,750,000

The Company paid interest of $240,635 in 2011, $317,269 in 2010 and $1,649,607 in 2009.

Collectively, under the covenants of the Prior Loan Agreement and the Loan Agreement, the Company is required to maintain specified financial ratios and amounts. In addition, the Company has restrictions on, among other things, new capital leases, purchases or redemptions of its capital stock, mergers and divestitures, and new borrowing.

As of December 31, 2011, scheduled annual principal maturities of long-term debt for each of the next five years follow:

	Amount Outstanding at December 31, 2011	Amount Borrowed 0n January 25, 2012	Total Scheduled Payments
2012	$714,286	$535,714	$1,250,000
2013	714,286	714,285	1,428,571
2014	892,857	892,857	1,785,714
2015	535,714	535,715	1,071,429
2016	714,286	714,285	1,428,571
Thereafter	178,571	1,607,144	1,785,715
	$3,750,000	$5,000,000	$8,750,000

6. Stock Rights

The Company has a stock rights plan.  At December 31, 2011, there were 6,213,878 stock rights outstanding under the plan. Each right may be exercised to purchase one share of the Company’s common stock at an exercise price of $80.00, subject to adjustment to prevent dilution.

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

The Eastern Company

Notes to Consolidated Financial Statements (continued)

7. Stock Options and Awards

Stock Options

The Company has stock option plans for officers, other key employees, and non-employee directors. At the end of 2011 two plans have shares reserved for future issuance, the 1995 and 2010 plans.  Incentive stock options granted under the 1995 and 2010 plans must have exercise prices that are not less than 100% of the fair market value of the stock on the dates the options are granted. Restricted stock awards may also be granted to participants under the 1995 and 2010 plans with restrictions determined by the Compensation Committee of the Company’s Board of Directors. Under the 1995 and 2010 plans, non-qualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Company’s Board of Directors.  No options or restricted stock were granted in 2011, 2010 or 2009.

As of December 31, 2011, there were 500,000 shares available for future grant under the above noted 2010 plan and there were no shares available for grant under the 1995 plan. As of December 31, 2011, there were 525,500 shares of common stock reserved under all option plans for future issuance.

Information with respect to the Company’s stock option plans is summarized below:

	Shares	Weighted Average Exercise Price
Outstanding at January 3, 2009	438,000	$ 10.432
Exercised	(153,421)	10.325
Cancelled	(62,829)	10.170
Outstanding at January 2, 2010	221,750	10.581
Exercised	(141,750)	9.514
Outstanding at January 1, 2011	80,000	12.471
Exercised	(54,500)	11.952
Outstanding at December 31, 2011	25,500	13.580

Options Outstanding and Exercisable
Range of Exercise Prices	Outstanding and Exercisable as of December 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$13.58	25,500	3.0	$13.580

At December 31, 2011, outstanding and exercisable options had an intrinsic value of $163,710.  The total intrinsic value of stock options exercised in 2011 was $360,115.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

8. Income Taxes

Deferred income taxes are provided on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and those for income tax reporting purposes. Deferred income tax (assets) liabilities relate to:

	2011	2010	2009
Property, plant and equipment	$5,480,102	$4,546,941	$3,984,625
Total deferred income tax liabilities	5,480,102	4,546,941	3,984,625

Other postretirement benefits	(653,238)	(515,133)	(472,878)
Inventories	(1,005,134)	(747,397)	(688,253)
Allowance for doubtful accounts	(94,120)	(126,593)	(93,386)
Intangible assets	(472,243)	(429,749)	(409,233)
Accrued compensation	(224,155)	(258,631)	(294,464)
Pensions	(5,573,596)	(4,338,664)	(4,248,502)
Other	(160,876)	(184,561)	(191,130)
Total deferred income tax assets	(8,183,362)	(6,600,728)	(6,397,846)
Net deferred income tax assets	$(2,703,260)	$(2,053,787)	$(2,413,221)

 Income before income taxes consists of:

	2011	2010	2009
Domestic	$5,180,467	$6,173,597	$2,274,641
Foreign	3,326,462	2,074,821	(373,112)
	$8,506,929	$8,248,418	$1,901,529

The provision for income taxes follows:

	2011	2010	2009
Current:
Federal	$214,988	$1,543,735	$505,005
Foreign	830,028	403,115	(128,177)
State	109,711	232,390	252,506
Deferred:
Federal	1,747,620	497,815	264,227
Foreign	—	—	—
State	99,652	28,358	(28,439)
	$3,001,999	$2,705,413	$865,122

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows:

	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
Income taxes using U.S. federal statutory rate	$ 2,892,356	34%	$ 2,804,462	34%	$ 646,520	34%
State income taxes, net of federal benefit	133,201	2	153,535	2	149,893	8
Impact of foreign subsidiaries on effective tax rate	21,329	-	38,813	1	173,415	9
Impact of manufacturers deduction on effective tax rate	(50,537)	(1)	(176,847)	(2)	(68,174)	(4)
Other—net	5,650	-	(114,550)	(2)	(36,532)	(2)
	$ 3,001,999	35%	$ 2,705,413	33%	$ 865,122	45%

The Eastern Company

Notes to Consolidated Financial Statements (continued)

8. Income Taxes (continued)

Total income taxes paid were $1,631,299 in 2011, $2,466,998 in 2010 and $645,976 in 2009.

United States income taxes have been provided on the undistributed earnings of foreign subsidiaries ($13,701,360 at December 31, 2011) only where necessary because such earnings are intended to be reinvested abroad indefinitely or repatriated only when substantially free of such taxes.

During 2011, 2010 and 2009, the Company received tax benefits of $106,000, $108,000 and $203,000, respectively, as a result of the exercise and sale of incentive stock options that resulted in the disqualification of those incentive stock options, and the exercise of non-qualified stock options during the year.  The tax benefit associated with the exercise of the incentive and non-qualified stock options has been recorded to common stock.

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

	2011	2010	2009

Balance at beginning of year	$495,843	$791,540	$1,316,240
Decrease for tax positions taken during a prior period	—	—	(3,651)
Increases for positions taken during the current period	25,398	30,876	118,786
Decreases relating to settlements	-	(56,360)	(408,000)
Decreases resulting from the expiration of the statute of limitations	(34,909)	(270,213)	(231,835)
Balance at end of year	$486,332	$495,843	$791,540

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2008 and non-U.S. income tax examinations by tax authorities prior to 2005.

Included in the balance at December 31, 2011, are $183,306 of unrecognized tax benefits that would affect the annual effective tax rate. In 2011, the Company recognized accrued interest related to unrecognized tax benefits in income tax expense. The Company had approximately $169,000 of accrued interest at December 31, 2011.

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

Future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year during each of the next five years follow:

2012	$944,365
2013	727,034
2014	91,594
2015	23,464
2016	18,776
$1,805,233

Rent expense for all operating leases was $1,243,494 in 2011, $1,049,046 in 2010 and $758,606 in 2009. The Company expects future rent expense, including non-cancelable operating leases, leases that are expected to be renewed and buildings leased on a month-to-month basis, for each of the next five years to be in the range of $1,100,000 to $1,300,000.

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

On December 21, 2011, the Company made a $5,000,000 discretionary payment into its salaried pension plan.  The major reasons why the Company made this discretionary payment were to reduce current year tax payments, to reduce future years’ pension expense, and to attempt to take advantage of the spread between borrowing rates and expected investment return.

The Company also provides health care and life insurance for retired salaried employees in the United States who meet specific eligibility requirements.

Components of the net periodic benefit cost of the Company’s pension benefit plans were as follows:

	2011	2010	2009
Service cost	$2,141,306	$2,223,762	$2,205,931
Interest cost	2,949,672	2,908,962	2,829,233
Expected return on plan assets	(3,650,282)	(3,345,102)	(2,728,869)
Amortization of prior service cost	194,148	204,569	208,043
Amortization of the net loss	897,052	843,154	1,197,908
Net periodic benefit cost	$2,531,896	$2,835,345	$3,712,246

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. Retirement Benefit Plans (continued)

Assumptions used to determine net periodic benefit cost for the Company’s pension benefit plans for the fiscal year indicated were as follows:

	2011	2010	2009
Discount rate	5.35%	5.85%	6.25%
Expected return on plan assets	8.5%	8.5%	8.5%
Rate of compensation increase	4.25%	4.25%	4.25%

Components of the net periodic benefit cost of the Company’s postretirement benefit plan were as follows:

	2011	2010	2009
Service cost	$126,464	$110,786	$135,963
Interest cost	136,752	134,977	132,513
Expected return on plan assets	(52,920)	(59,327)	(61,598)
Amortization of prior service cost	(23,888)	(23,888)	(23,889)
Amortization of the net loss	(46,380)	(52,650)	(52,568)
Net periodic benefit cost	$140,028	$109,898	$130,421

Assumptions used to determine net periodic benefit cost for the Company’s postretirement plan for the fiscal year indicated were as follows:

	2011	2010	2009
Discount rate	5.35%	5.85%	6.25%
Expected return on plan assets	8.5%	8.5%	8.5%

As of the December 31, 2011, the status of the Company’s pension benefit plans and postretirement benefit plan was as follows:

	Pension Benefit		Postretirement Benefit
	2011	2010	2011	2010
Benefit obligation at beginning of year	$56,979,912	$51,537,642	$2,629,606	$2,456,052
Change due to availability of final actual assets and census data	—	—	—	(75,345)
Service cost	2,141,306	2,223,762	126,464	110,786
Interest cost	2,949,672	2,908,962	136,752	134,977
Actuarial loss	4,864,293	2,572,412	316,038	169,789
Benefits paid	(2,225,804)	(2,262,866)	(139,705)	(166,653)
Benefit obligation at end of year	$64,709,379	$56,979,912	$3,069,155	$2,629,606

	Pension Benefit		Postretirement Benefit
	2011	2010	2011	2010
Fair value of plan assets at beginning of year	$42,966,643	$39,485,154	$1,168,235	$1,114,554
Change due to availability of final actual assets and census data	—	—	(5,157)	(5,646)
Actual return on plan assets	700,623	4,400,550	52,920	59,327
Employer contributions	7,456,298	1,343,805	139,705	166,653
Benefits paid	(2,225,804)	(2,262,866)	(139,705)	(166,653)
Fair value of plan assets at end of year	$48,897,760	$42,966,643	$1,215,998	$1,168,235

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. Retirement Benefit Plans (continued)

	Pension Benefit		Postretirement Benefit
Funded Status	2011	2010	2011	2010
Net amount recognized in the balance sheet	$(15,811,622)	$(14,013,269)	$(1,853,157)	$(1,461,371)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefit		Postretirement Benefit
	2011	2010	2011	2010
Net (loss) gain	$(23,721,356)	$(16,804,456)	$(115,205)	$252,370
Prior service (cost) credit	(327,784)	(521,932)	159,285	183,173
	$(24,049,140)	$(17,326,388)	$44,080	$435,543

Change in the components of accumulated other comprehensive income consist of:

	Pension Benefit		Postretirement Benefit
	2011	2010	2011	2010
Balance at beginning of period	$(17,326,388)	$(16,857,147)	$435,543	$612,171
Change due to availability of final actual assets and census data	—	—	(5,157)	69,699
Charged to net periodic benefit cost
Prior service cost	194,148	204,569	(23,888)	(23,888)
Net (gain) loss	897,052	843,154	(46,380)	(52,650)
Other changes
Liability (gains) losses	(7,813,952)	(1,516,964)	(316,038)	(169,789)
Balance at end of period	$(24,049,140)	$(17,326,388)	$44,080	$435,543

In 2012, the net periodic pension benefit cost will include $972,700 of net loss and $165,337 of prior service cost and the net periodic postretirement benefit cost will include $0 of net gain and $24,000 of prior service credit.

Assumptions used to determine the projected benefit obligations for the Company’s pension benefit plans and postretirement benefit plan for the fiscal year indicated were as follows:

	2011	2010
Discount rate	4.55%	5.35%
Expected return on plan assets	8.0%	8.5%
Rate of compensation increase	3.25%	4.25%

In 2011 and 2010, the accumulated benefit obligation for all qualified and nonqualified defined benefit pension plans was $56,588,593 and $50,458,011, respectively.

Information for the under-funded pension plans with a projected benefit obligation and an accumulated benefit obligation in excess of plan assets:

	2011	2010
Number of plans	6	6
Projected benefit obligation	$64,709,379	$56,979,912
Accumulated benefit obligation	56,588,593	50,458,011
Fair value of plan assets	48,897,760	42,966,643
Net amount recognized in accrued benefit liability	(15,811,622)	(14,013,269)

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. Retirement Benefit Plans (continued)

Estimated future benefit payments to participants of the Company’s pension plans are $2.7 million in 2012, $2.7 million in 2013, $2.8 million in 2014, $3.0 million in 2015, $3.1 million in 2016 and a total of $18.0 million from 2017 through 2021.

Estimated future benefit payments to participants of the Company’s postretirement plan are $155,000 in 2012, $167,000 in 2013, $175,000 in 2014, $178,000 in 2015, $188,000 in 2016 and a total of $1,036,000 from 2017 through 2021.

The Company expects to make cash contributions to its pension plans of approximately $3.6 million and to its postretirement plan of approximately $155,000 in 2012.

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

The fair values of the company’s pension plans assets at December 31, 2011 and January 1, 2011, utilizing the fair value hierarchy discussed in Note 2, follow:

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Cash and Equivalents:
Common/collective trust funds	$—	$5,202,216	$—	$5,202,216
Equities:
The Eastern Company Common Stock	3,891,842	—	—	3,891,842
Common/collective trust funds
U.S. Large Cap (a)	—	5,339,876	—	5,339,876
U.S. Small Cap (b)	—	3,090,711	—	3,090,711
Concentrated Equity (c)	—	3,803,417	—	3,803,417
International Large Cap with Active Currency (d)	—	6,292,803	—	6,292,803
Emerging Market (e)	—	2,175,968	—	2,175,968
Fixed Income:
Common/collective trust funds
Intermediate Bond (f)	—	13,103,043	—	13,103,043
Long Duration Fixed Income (g)	—	2,658,161	—	2,658,161
Long Duration Fixed Credit (h)	—	1,120,643	—	1,120,643
Insurance contracts	—	2,219,080	—	2,219,080
Total	$3,891,842	$45,005,918	$—	$48,897,760

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. Retirement Benefit Plans (continued)

	January 1, 2011
	Level 1	Level 2	Level 3	Total
Cash and Equivalents:
Common/collective trust funds	$—	$184,050	$—	$184,050
Equities:
The Eastern Company Common Stock	3,456,188	—	—	3,456,188
Common/collective trust funds
U.S. Large Cap (a)	—	5,361,742	—	5,361,742
U.S. Small Cap (b)	—	3,143,701	—	3,143,701
Concentrated Equity (c)	—	3,859,253	—	3,859,253
International Large Cap with Active Currency (d)	—	6,370,317	—	6,370,317
Emerging Market (e)	—	2,285,271	—	2,285,271
Fixed Income:
Common/collective trust funds
Intermediate Bond (f)	—	12,748,576	—	12,748,576
Long Duration Fixed Income (g)	—	2,490,014	—	2,490,014
Long Duration Fixed Credit (h)	—	1,043,684	—	1,043,684
Insurance contracts	—	2,023,847	—	2,023,847
Total	$3,456,188	$39,510,455	$—	$42,966,643

Equity common funds primarily hold publicly traded common stock of both U.S and international companies selected for purposes of total return and to maintain equity exposure consistent with policy allocations.  Investments include commingled funds valued at unit values provided by the investment managers, which are based on the fair value of the underlying publicly traded securities.

(a)
The investment objective of the large cap fund is to outperform the Russell 1000® Index.  The fund is designed to provide for long-term growth of capital by utilizing a diversified group of quantitative investment strategies that seek to identify securities that have exposure to factors that the underlying advisors’ research has found to be predictive of future excess returns.  The advisors’ portfolios are quantitatively structured to gain exposure to these predictive characteristics while minimizing unintended risk exposures.

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

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. Retirement Benefit Plans (continued)

(d)
The international fund with active currency has an investment objective of outperforming the Russell Development ex-U.S. Large Cap Index Net.  The fund is designed to provide the potential for long-term growth of capital by utilizing a diversified group of investment advisors that the Trustee’s manager research indicates will outperform over a full market cycle.  The investment advisors’ portfolios are combined to form a fund that emphasizes their strengths while minimizing unintended risk exposures

(e)
The emerging market fund seeks to outperform the Russell Emerging Markets Index Net.  The fund is designed to provide the potential for long-term growth of capital by utilizing a diversified market group of investment advisors that the Trustee’s manager research indicates will outperform over a full market cycle.  The investment advisors’ portfolios are combined to form a fund that emphasizes their strengths while minimizing unintended risk exposures.

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

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. Retirement Benefit Plans (continued)

The plans’ assets include 193,624 shares of the common stock of the Company having a market value of $3,891,842 and $3,456,188 at December 31, 2011 and January 1, 2011, respectively. No shares were purchased or sold in 2011 or 2010.  Dividends received during 2011 and 2010 on the common stock of the Company were $69,705 and $100,648 respectively.

The fair values of the Company’s postretirement plan assets at December 31, 2011 and January 1, 2011, utilizing the fair value hierarchy discussed in Note 2, follow:
	December 31, 2011
	Level 1	Level 2	Level 3	Total
Fixed Income:
Insurance contracts	$—	$—	$1,215,998	$1,215,998
Total	$—	$—	$1,215,998	$1,215,998

	January 1, 2011
	Level 1	Level 2	Level 3	Total
Fixed Income:
Insurance contracts	$—	$—	$1,168,235	$1,168,235
Total	$—	$—	$1,168,235	$1,168,235

An analysis of the Level 3 assets of the Company’s postretirement plan is as follows:

	2011	2010
Fair value of Level 3 assets at beginning of year	$1,168,235	$1,114,554
Change due to availability of final actual assets and census data	(5,157)	(5,646)
Actual return on plan assets	52,920	59,327
Employer contributions	139,705	166,653
Benefits paid	(139,705)	(166,653)
Fair value of Level 3 assets at end of year	$1,215,998	$1,168,235

The Level 3 assets described above are the only assets of the postretirement plan, and thus have no impact on any Level 1 or Level 2 assets.

For measurement purposes relating to the postretirement benefit plan, the life insurance cost trend rate is 1%. The health care cost trend rate for participants retiring after January 1, 1991 is nil; no increase in that rate is expected because of caps placed on benefits. The health care cost trend rate is expected to remain at 4.5% for participants after the year 2000.

A one-percentage-point change in assumed health care cost trend rates would have the following effects on the postretirement benefit plan:
	1-Percentage Point
	Increase	Decrease
Effect on total of service and interest cost components	$24,132	$(19,407)

Effect on postretirement benefit obligation	$453,333	$(373,058)

U.S. salaried employees and most employees of the Company’s Canadian subsidiaries are covered by defined contribution plans.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. Retirement Benefit Plans (continued)

The Company has a contributory savings plan under Section 401(k) of the Internal Revenue Code covering substantially all U.S. non-union employees. The plan allows participants to make voluntary contributions of up to 100% of their annual compensation on a pretax basis, subject to IRS limitations. The plan provides for contributions by the Company at its discretion. The Company made contributions of $179,400 in 2011, $171,326 in 2010, and in $165,188 in 2009.

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

No customer exceeded 10% of total revenue in 2011, 2010 or 2009.

	2011	2010	2009
Revenue: Sales to unaffiliated customers:
Industrial Hardware	$66,119,119	$57,527,864	$49,954,491
Security Products	47,972,152	45,873,391	41,997,872
Metal Products	28,764,778	26,729,105	20,713,101
	$142,856,049	$130,130,360	$112,665,464

Inter-segment Revenue:
Industrial Hardware	$330,150	$318,094	$215,742
Security Products	2,751,060	2,789,443	1,327,968
Metal Products	127,138	413,408	800,477
	$3,208,348	$3,520,945	$2,344,187

Income Before Income Taxes:
Industrial Hardware	$4,912,341	$5,148,116	$4,618,072
Security Products	3,408,187	3,378,489	1,540,694
Metal Products	391,652	(14,886)	(2,579,990)
Operating Profit	8,712,180	8,511,719	3,578,776
Interest expense	(231,481)	(266,297)	(1,727,980)
Other income	26,230	2,996	50,733
	$8,506,929	$8,248,418	$1,901,529

Geographic Information:
Net Sales:
United States	$107,472,590	$106,141,008	$99,636,783
Foreign	35,383,459	23,989,352	13,028,681
	$142,856,049	$130,130,360	$112,665,464

The Eastern Company

Notes to Consolidated Financial Statements (continued)

11. Reportable Segments (continued)

Foreign sales are primarily to customers in North America.

	2011	2010	2009
Identifiable Assets:
United States	$86,844,921	$84,804,542	$85,455,482
Foreign	19,855,053	17,548,938	15,416,377
	$106,699,974	$102,353,480	$100,871,859

Industrial Hardware	$32,298,527	$29,491,572	$25,000,814
Security Products	42,149,711	42,375,361	43,812,116
Metal Products	16,814,255	15,392,848	12,555,735
	91,262,493	87,259,781	81,368,665
General corporate	15,437,481	15,093,699	19,503,194
	$106,699,974	$102,353,480	$100,871,859

Depreciation and Amortization:
Industrial Hardware	$1,768,975	$1,748,612	$1,763,500
Security Products	984,879	1,297,471	1,413,291
Metal Products	953,362	896,556	926,526
	$3,707,216	$3,942,639	$4,103,317

Capital Expenditures:
Industrial Hardware	$1,568,779	$1,589,771	$1,307,927
Security Products	331,619	597,822	353,539
Metal Products	1,477,222	2,438,557	526,601
	3,377,620	4,626,150	2,188,067
Currency translation adjustment	7,132	(20,536)	(17,186)
General corporate	9,974	127,630	55,144
	$3,394,726	$4,733,244	$2,226,025

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

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk for the Company is its receivable accounts. The Company has established credit limits for customers and monitors their balances to mitigate its risk of loss. At December 31, 2011 and January 1, 2011, there were no significant concentrations of credit risk. No one customer represented more than 10% of the Company’s net trade receivables at December 31, 2011 and January 1, 2011. The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable.

Interest Rate Risk

On December 31, 2011 the Company currently has a fixed rate of 4.98% on its term debt.  Prior to the refinancing completed in January 2010, the Company’s exposure to the risk of changes in market interest rates related primarily to the Company’s debt which bore interest at variable rates, which approximated market interest rates. While the Company used an interest rate swap to convert all of its Term Loan from variable to fixed rates for most of fiscal 2009, it terminated the swap contract on December 22, 2009.  See Note 5 Debt for additional details concerning the swap contract.  The valuation of this swap was determined using the three month LIBOR index.  On December 31, 2011 the interest rate on the Company’s revolver was a variable rate based on LIBOR plus 2.25% with a floor of 4.0%.  As the revolver is short term in nature, the Company does not consider this as a material risk to the financial statements.

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

Fair Value Measurements

Assets and liabilities that require fair value measurement are recorded at fair value using market and income valuation approaches and considering the Company’s and counterparty’s credit risk. The Company uses the market approach and the income approach to value assets and liabilities as appropriate.  There were no assets or liabilities requiring fair value measurement on December 31, 2011.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

14. Selected Quarterly Financial Information (Unaudited)

Selected quarterly financial information (unaudited) follows:
			2011
	First	Second	Third	Fourth	Year
Net sales	$33,188,612	$35,520,182	$36,089,946	$38,057,309	$142,856,049
Gross margin	6,316,341	6,932,112	6,556,418	7,546,735	27,351,606
Selling and administrative expenses	4,597,285	4,633,196	4,429,312	4,979,633	18,639,426
Net income	1,098,174	1,482,799	1,459,941	1,464,016	5,504,930

Net income per share:
Basic	$.18	$.24	$.24	$.24	$.89
Diluted	$.18	$.24	$.24	$.24	$.89

Weighted average shares outstanding:
Basic	6,162,711	6,166,883	6,172,193	6,212,875	6,178,664
Diluted	6,213,069	6,218,492	6,202,496	6,230,722	6,216,193

			2010
	First	Second	Third	Fourth	Year
Net sales	$30,954,555	$32,577,665	$33,958,681	$32,639,459	$130,130,360
Gross margin	6,058,975	6,898,345	6,918,522	6,796,381	26,672,223
Selling and administrative expenses	4,432,801	4,623,095	4,680,232	4,424,376	18,160,504
Net (loss)/income	1,009,660	1,410,869	1,489,748	1,632,728	5,543,005

Net (loss)/income per share:
Basic	$.17	$.23	$.24	$.27	$.91
Diluted	$.16	$.23	$.24	$.26	$.90

Weighted average shares outstanding:
Basic	6,065,256	6,074,700	6,131,401	6,147,473	6,104,711
Diluted	6,190,327	6,165,369	6,208,219	6,204,147	6,192,019

Fiscal 2011 and 2010 consisted of four 13 week quarters totaling 52 weeks for each year.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For information regarding the change in the Company’s independent registered public accounting firm, see the Form 8-K filed on June 12, 2009 and Form 8-K/A filed on June 17, 2009.

ITEM 9A	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended December 31, 2011, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 240.13a-15.  As defined in Exchange Act Rules 240.13a-15(e) and 240.15d-15(e), “the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based upon that evaluation, the CEO and CFO concluded that the Company’s current disclosure controls and procedures were effective as of the December 31, 2011 evaluation date.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 240.13a-15(f). Under the supervision and with the participation of our management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The independent registered public accounting firm of the Company has issued a report on its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. Their report is included below in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Eastern Company

We have audited The Eastern Company’s (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows of the Company, and our report dated March 12, 2012 expressed an unqualified opinion.

/s/ Fiondella, Milone & LaSaracina LLP

Glastonbury, Connecticut
March 12, 2012

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Registrant’s definitive proxy statement (“Proxy Statement”) for the 2012 Annual Meeting of Shareholders which is incorporated herein by reference will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2011.

The information concerning directors is incorporated herein by reference to our Proxy Statement under the captions “Item No. 1 – Election of Directors” and “Director Compensation in Fiscal 2011”.

The information concerning our executive officers is incorporated herein by reference to our Proxy Statement under the captions “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Compensation Committee Interlocks and Insider Participation”, “Executive Compensation”, “Stock Options”, “Options Exercised in Fiscal 2011”, “Outstanding Equity Awards at Fiscal 2011 Year-End”, and “Termination of Employment and Change in Control Arrangements”. The Registrant’s only Named Executive Officers are Leonard F. Leganza, Chairman, President and Chief Executive Officer, and John L. Sullivan III, Vice President and Chief Financial Officer.

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

Information concerning director and executive compensation is incorporated herein by reference to portions of the Company’s Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2011, under the captions “Director Compensation in Fiscal 2011”, “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Compensation Committee Interlocks and Insider Participation”, “Executive Compensation”, “Stock Options”, “Options Exercised in Fiscal 2011”, “Outstanding Equity Awards at Fiscal 2011 Year-End” and “Termination of Employment and Change in Control Arrangements”. The Compensation Committee of the Board of Directors operates under the Compensation Committee Charter, which can be found on the Company’s website at http://www.easterncompany.com by clicking on Corporate Governance.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners and management:

(a)
Information concerning security ownership of certain beneficial owners is incorporated herein by reference to the Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2011, under the caption “Security Ownership of Certain Beneficial Shareholders”.

(b)
Information concerning security ownership of management is incorporated herein by reference to the Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2011, under the captions “Item No. 1 – Election of Directors”, “Security Ownership of Certain Beneficial Shareholders”, “Executive Compensation”, “Stock Options”, “Options Exercised in Fiscal 2011”, and “Outstanding Equity Awards at Fiscal 2011 Year-End”. See also the equity compensation plan information in Item 5 of this Annual Report on Form 10-K.

(c)	Changes in Control

None.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is incorporated herein by reference to our Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2011 under the caption “Policies and Procedures Concerning Related Persons Transactions”.

Information regarding director independence is incorporated herein by reference to our Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2011 under the captions “Item No.1 – Election of Directors” and “The Board of Directors and Committees”.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accountant fees and services is incorporated herein by reference to our Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2011 under the caption “Item No. 2 – Ratification of Appointment of Independent Registered Public Accounting Firm”.

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)                Documents filed as part of this report:

(1)	Financial statements
Report of Independent Registered Public Accounting Firm                                                                                           27.

Consolidated Balance Sheets – December 31, 2011 and January 1, 2011                                                                      28.

Consolidated Statements of Income — Fiscal years ended December 31, 2011,
January 1, 2011 and January 2, 2010 30.

Consolidated Statements of Comprehensive Income — Fiscal years ended
December 31, 2011, January 1, 2011 and January 2, 2010 30.

Consolidated Statements of Shareholders’ Equity — Fiscal years ended
December 31, 2011, January 1, 2011 and January 2, 2010 31.

Consolidated Statements of Cash Flows—Fiscal years ended December 31, 2011,
January 1, 2011 and January 2, 2010 33.

Notes to Consolidated Financial Statements                                                                                                                     34.

 (2)           Financial Statement Schedule
Schedule II — Valuation and qualifying accounts                                                                                                         62.

Schedules other than that listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

(3)           Exhibits
Exhibits are as set forth in the “Exhibit Index” which appears on pages 64 through 65.

(b)	Exhibits Required by Item 601 of Regulation S-K
Exhibits are as set forth in the “Exhibit Index” which appears on pages 64 through 65. Also refer to the following Form 8-K’s filed by the Company.

Form 8-K filed on April 27, 2011 setting forth the press release reporting the Company’s earnings for the quarter ended April 2, 2011 is incorporated herein by reference.

Form 8-K filed on April 28, 2011 setting forth the vote of securities holders from the Company’s annual meeting of shareholders which occurred on April 27, 2011 is incorporated herein by reference.

Form 8-K filed on July 27, 2011 setting forth the press release reporting the Company’s earnings for the quarter ended July 2, 2011 is incorporated herein by reference.

Form 8-K filed on July 27, 2011 setting forth an amendment to extend the Employment Agreement with the Company’s Chairman is incorporated herein by reference.

Form 8-K filed on October 26, 2011 setting forth the press release reporting the Company’s earnings for the quarter ended October 1, 2011 is incorporated herein by reference.

Form 8-K filed on December 1, 2011 setting forth the press release indicating that the Company had voluntarily transferred its common stock listing to NASDAQ.

Form 8-K filed on February 8, 2012 setting forth the press release reporting the Company’s earnings for the quarter and fiscal year ended December 31, 2011 is incorporated herein by reference.

Form 8-K filed on February 8, 2012 setting forth the 2012 Executive Incentive Program is incorporated herein by reference.

(c)	None.

The Eastern Company and Subsidiaries

Schedule II – Valuation and Qualifying accounts

COL. A	COL. B	COL. C		COL. D	COL. E
		ADDITIONS
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts-Describe	Deductions – Describe	Balance at End of Period
Fiscal year ended December 31, 2011: Deducted from asset accounts: Allowance for doubtful accounts	$519,000	$44,502		$140,502 (a)	$423,000

Fiscal year ended January 1, 2011: Deducted from asset accounts: Allowance for doubtful accounts	$392,000	$177,186		$50,186 (a)	$519,000

Fiscal year ended January 2, 2010: Deducted from asset accounts: Allowance for doubtful accounts	$328,000	$320,716		$256,716 (a)	$392,000

 (a) Uncollectible accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 12, 2012	THE EASTERN COMPANY

By /s/ John L. Sullivan III John L. Sullivan III Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Leonard F. Leganza Leonard F. Leganza Chairman, President and Chief Executive Officer	March 12, 2012

/s/ John L. Sullivan III John L. Sullivan III Vice President and Chief Financial Officer	March 12, 2012

/s/ Kenneth R. Sapack Kenneth R. Sapack Chief Accounting Officer	March 12, 2012

/s/ John W. Everets John W. Everets Director	March 12, 2012

/s/ Charles W. Henry Charles W. Henry Director	March 12, 2012

/s/ David C. Robinson David C. Robinson Director	March 12, 2012

/s/ Donald S. Tuttle III Donald S. Tuttle III Director	March 12, 2012

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

(d)	The Eastern Company 2010 Executive Stock Incentive Plan effective April 28, 2010 is incorporated by reference to the Registrant’s Form S-8 filed on September 2, 2010.

(e)
Employment Agreement dated February 22, 2005 with Leonard F. Leganza is incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 22, 2005, as amended by amendments incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 25, 2007, Current Report on Form 8-K dated December 14, 2007, Current Report on Form 8-K dated October 22, 2008, Current Report on Form 8-K dated October 22, 2009, Current Report on Form 8-K dated October 28, 2010 and Current Report on Form 8-K dated July 27, 2011.

(f)	The Eastern Company 2012 Executive Incentive Program is incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 8, 2012.

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

World Lock Co. Ltd., a private corporation organized under the laws of Taiwan (The Republic of China).

Sesamee Mexicana, Subsidiary, a private corporation organized under the laws of Mexico.

World Security Industries Co. Ltd., a private corporation organized under the laws of Hong Kong.

(23)	Consents of independent registered public accounting firm attached hereto on page 66.

(31)	Certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certifications pursuant to Rule 13a-14(b) and 18 USC 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Letter to our shareholders from the Annual Report 2012 is attached on page 70.

(101)
The following materials from The Eastern Company Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2011 and January 1, 2011, (ii) the Consolidated Statements of Income for the fiscal years ended December 31, 2011, January 1, 2011, and January 2, 2010, (iii) the Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2011, January 1, 2011, and January 2, 2010, (iv) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2011, January 1, 2011, and January 2, 2010, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, January 1, 2011, and January 2, 2010, and (vi) the Notes to Consolidated Financial Statements. *

* Exhibits to the Form 10-K listed but not included herein will be provided upon written request sent to the Company’s executive offices.