Form 10-Q
period 2012-03-31
EASTERN CO
filed 2012-04-30
CIK 31107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2012

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding as of April 25, 2012
Common Stock, No par value	6,214,199

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	March 31, 2012	December 31, 2011
Current Assets
Cash and cash equivalents	$12,958,901	$11,147,297
Accounts receivable, less allowances: $464,000 - 2012; $423,000 - 2011	20,737,911	18,633,088
Inventories	30,159,095	29,793,434
Prepaid expenses and other assets	3,066,304	3,313,186
Recoverable income taxes receivable	-	647,950
Deferred income taxes	1,881,775	1,881,775
Total Current Assets	68,803,986	65,416,730

Property, Plant and Equipment	56,510,908	54,863,020
Accumulated depreciation	(31,053,139)	(30,228,924)
	25,457,769	24,634,096

Goodwill	13,928,130	13,905,209
Trademarks	155,342	152,446
Patents, technology, and other intangibles net of accumulated amortization	1,737,668	1,770,008
Deferred income taxes	723,400	821,485
	16,544,540	16,649,148
TOTAL ASSETS	$110,806,295	$106,699,974

LIABILITIES AND SHAREHOLDERS’ EQUITY	March 31, 2012	December 31, 2011
Current Liabilities
Accounts payable	$8,793,999	$8,412,245
Accrued compensation	1,900,032	2,999,478
Other accrued expenses	2,067,230	1,060,143
Current portion of long-term debt	1,428,571	3,714,286
Total Current Liabilities	14,189,832	16,186,152

Other long-term liabilities	655,001	655,001
Long-term debt, less current portion	7,142,857	3,035,714
Accrued postretirement benefits	1,872,875	1,853,157
Accrued pension cost	15,713,972	15,811,622

Shareholders’ Equity
Voting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Nonvoting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Common Stock, no par value:
Authorized: 50,000,000 shares
Issued: 8,908,928 shares in 2012 and 8,908,607 shares in 2011	28,505,933	28,499,779
Treasury Stock: 2,694,729 shares in 2012 and 2011	(19,105,723)	(19,105,723)
Retained earnings	74,624,582	73,200,362

Accumulated other comprehensive income (loss):
Foreign currency translation	2,570,072	2,107,187
Unrecognized net pension and postretirement benefit costs, net of tax	(15,363,106)	(15,543,277)
Accumulated other comprehensive loss	(12,793,034)	(13,436,090)
Total Shareholders’ Equity	71,231,758	69,158,328
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$110,806,295	$106,699,974

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31, 2012	April 2, 2011
Net sales	$40,495,894	$33,188,612
Cost of products sold	(32,311,428)	(26,872,271)
Gross margin	8,184,466	6,316,341

Selling and administrative expenses	(5,015,052)	(4,597,285)
Operating profit	3,169,414	1,719,056

Interest expense	(89,237)	(67,003)
Other income	6,136	6,445
Income before income taxes	3,086,313	1,658,498

Income taxes	1,040,705	560,324
Net income	$2,045,608	$1,098,174

Earnings per share:
Basic	$.33	$.18

Diluted	$.33	$.18

Cash dividends per share:	$.10	$.09

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31, 2012	April 2, 2011
Net income	$2,045,608	$1,098,174
Other comprehensive income:
Change in foreign currency translation	462,885	303,187
Change in pension and postretirement benefit costs, net of taxes of: 2012 – $98,085 2011 – $93,381	180,171	172,772
Total other comprehensive income	643,056	475,959
Comprehensive income	$2,688,664	$1,574,133

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31, 2012	April 2, 2011
Operating Activities
Net income	$2,045,608	$1,098,174
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	817,557	907,729
Loss on sale of equipment and other assets	14,055	-
Provision for doubtful accounts	37,862	6,228
Issuance of Common Stock for directors’ fees	6,154	6,155
Changes in operating assets and liabilities:
Accounts receivable	(1,982,498)	(1,793,524)
Inventories	(161,271)	(651,036)
Prepaid expenses and other	(374,207)	(425,502)
Prepaid pension cost	186,606	261,201
Recoverable taxes receivable	647,949	-
Other assets	(21,003)	(16,258)
Accounts payable	300,851	188,895
Accrued compensation	(1,102,499)	(1,533,351)
Other accrued expenses	1,638,442	477,814
Net cash provided (used) by operating activities	2,053,606	(1,473,475)

Investing Activities
Purchases of property, plant and equipment	(1,537,971)	(813,664)
Net cash used in investing activities	(1,537,971)	(813,664)

Financing Activities
Principal payments on long-term debt	(178,571)	(357,143)
Principal payments on revolving credit loan	(3,000,000)	-
Proceeds from issuance of long-term debt	5,000,000	-
Proceeds from sales of Common Stock	-	52,590
Tax Benefit from disqualifying disposition of incentive stock options	-	16,453
Dividends paid	(621,387)	(554,718)
Net cash provided by (used) in financing activities	1,200,042	(842,818)

Effect of exchange rate changes on cash	95,927	(14,268)
Net change in cash and cash equivalents	1,811,604	(3,144,225)

Cash and cash equivalents at beginning of period	11,147,297	12,224,608
Cash and cash equivalents at end of period	$12,958,901	$9,080,383

See accompanying notes.

THE EASTERN COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2012

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. Refer to the Company’s consolidated financial statements and notes thereto included in its Form 10-K for the year ended December 31, 2011 for additional information.

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

The condensed consolidated balance sheet as of December 31, 2011 has been derived from the audited consolidated balance sheet at that date.

Note B – Earnings Per Share

The denominators used in the earnings per share computations follow:

	Three Months Ended
	March 31, 2012	April 2, 2011
Basic:
Weighted average shares outstanding	6,213,913	6,162,711

Diluted:
Weighted average shares outstanding	6,213,913	6,162,711
Dilutive stock options	17,826	50,358
Denominator for diluted earnings per share	6,231,739	6,213,069

Note C – Inventories

The components of inventories follow:

	March 31, 2012	December 31, 2011

Raw material and component parts	$ 12,003,319	$ 11,863,199
Work in process	6,514,365	6,425,914
Finished goods	11,641,411	11,504,321
	$ 30,159,095	$ 29,793,434

Note D – Segment Information

Segment financial information follows:

	Three Months Ended
	March 31, 2012	April 2, 2011
Revenues:
Sales to unaffiliated customers:
Industrial Hardware	$19,207,700	$14,600,276
Security Products	12,114,823	11,619,738
Metal Products	9,173,371	6,968,598
	$40,495,894	$33,188,612

Income before income taxes:
Industrial Hardware	$1,964,557	$933,884
Security Products	795,568	555,878
Metal Products	409,289	229,294
Operating Profit	3,169,414	1,719,056
Interest expense	(89,237)	(67,003)
Other income	6,136	6,445
Income before income taxes	$3,086,313	$1,658,498

Note E – Recent Accounting Pronouncements

In May 2011, the FASB issued authoritative guidance which clarifies the concepts related to highest and best use and valuation premise, blockage factors and other premiums and discounts, the fair value measurement of financial instruments held in a portfolio and of those instruments classified as a component of shareowners’ equity. The guidance includes enhanced disclosure requirements about recurring Level 3 fair value measurements, the use of nonfinancial assets, and the level in the fair value hierarchy of assets and liabilities not recorded at fair value.  This guidance became effective for the Company on January 1, 2012. This guidance did not have an impact on our consolidated financial statements or disclosures as there are presently no recurring Level 3 fair value measurements.

In June 2011, the FASB issued authoritative guidance aimed at increasing the prominence of items reported in other comprehensive income in the financial statements. In December 2011, the FASB also issued an accounting standards update that indefinitely deferred certain financial statement presentation provisions contained in its original June 2011 guidance. The guidance requires companies to present comprehensive income in a single statement below net income or in a separate statement of comprehensive income immediately following the income statement. Companies will no longer be allowed to present comprehensive income on the statement of changes in shareholders' equity. In both options, companies must present the components of net income, total net income, the components of other comprehensive income, total other comprehensive income and total comprehensive income. This update does not change which items are reported in other comprehensive income or the requirement to report reclassifications of items from other comprehensive income to net income. This guidance became effective for the Company on January 1, 2012 and required retrospective application for all periods presented.  The adoption of this guidance did not impact the presentation of the consolidated financial statements of the Company.

In September 2011, the FASB issued authoritative guidance on testing goodwill for impairment.  This guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that the fair value of a reporting unit is less than its carrying amount, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit, if any.  The Company adopted this guidance effective January 1, 2012 and it had no impact on the consolidated financial statements of the Company.

The Company has implemented all new accounting pronouncements that are in effect and that could impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued, but are not yet effective, that might have a material impact on the consolidated financial statements of the Company.

Note F – Debt

On January 25, 2012, the Company signed an amendment to its secured Loan Agreement with People’s United Bank (“People’s”) which included an additional $5,000,000 term portion (the “2012 Term Loan”).  The 2012 Term Loan requires quarterly payments of $178,571 for a period of seven (7) years, maturing on January 31, 2019.

Interest on the original term portion of the Loan Agreement is fixed at 4.98%.  Interest on the 2012 Term Loan is fixed at 3.90%   Prior to the amendment, the interest rate on the revolving credit portion of the Loan Agreement varied based on the LIBOR rate or People’s Prime rate plus a margin spread of 2.25%, with a floor rate of 4.0%.  As part of the amendment signed on January 25, 2012, this was changed to the LIBOR rate or People’s Prime rate plus 2.25%, with a floor of 3.25%; additionally the maturity date was extended to January 31, 2014.  During December 2011, the Company used $3,000,000 of the line of credit, the proceeds of which, along with existing cash, were used to fund a discretionary pension payment made in December, 2011.  This amount was repaid in January 2012.

Note G – Goodwill

The following is a roll-forward of goodwill from year-end 2011 to the end of the first quarter 2012:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total

Beginning balance	$2,071,393	$11,833,816	$—	$13,905,209
Foreign exchange	22,921	—	—	22,921
Ending balance	$2,094,314	$11,833,816	$—	$13,928,130

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

The gross carrying amount and accumulated amortization of amortizable intangible assets:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total	Weighted-Average Amortization Period (Years)
2012 Gross Amount:
Patents and developed technology	$2,737,693	$985,548	$5,839	$3,729,080	15.8
Customer relationships	45,825	—	—	45,825	5.0
Non-compete agreements	30,000	—	—	30,000	5.0
Total Gross Intangibles	$2,813,518	$985,548	$5,839	$3,804,905	15.6

2012 Accumulated Amortization:
Patents and developed technology	$1,574,012	$423,365	$5,409	$2,002,786
Customer relationships	38,951	—	—	38,951
Non-compete agreements	25,500	—	—	25,500
Total Gross Amortization	$1,638,463	$423,365	$5,409	$2,067,237

Net March 31, 2012 per Balance Sheet	$1,175,055	$562,183	$430	$1,737,668

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total	Weighted-Average Amortization Period (Years)
2011 Gross Amount:
Patents and developed technology	$2,714,900	$1,062,652	$5,839	$3,783,391	15.5
Customer relationships	45,825	1,921,811	—	1,967,636	5.0
Non-compete agreements	30,000	90,735	—	120,735	5.0
Total Gross Intangibles	$2,790,725	$3,075,198	$5,839	$5,871,762	11.7

2011 Accumulated Amortization:
Patents and developed technology	$1,528,007	$495,218	$5,323	$2,028,548
Customer relationships	36,660	1,921,811	—	1,958,471
Non-compete agreements	24,000	90,735	—	114,735
Total Gross Amortization	$1,588,667	$2,507,764	$5,323	$4,101,754

Net December 31, 2011 per Balance Sheet	$1,202,058	$567,434	$516	$1,770,008

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

Significant disclosures relating to these benefit plans for the first quarter of fiscal 2012 and 2011 follow:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Service cost	$672,647	$530,252	$37,500	$31,616
Interest cost	713,980	737,418	34,000	34,188
Expected return on plan assets	(982,747)	(912,571)	(24,250)	(24,825)
Amortization of prior service cost	41,409	48,537	(6,000)	(5,972)
Amortization of the net loss	242,847	224,264	-	-
Net periodic benefit cost	$688,136	$627,900	$41,250	$35,007

The Company’s funding policy with respect to its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations. In 2012, the Company is required to contribute $3,472,000 into its pension plans and $155,000 into its postretirement plan. As of March 31, 2012, the Company has made contributions totaling $414,000 into its pension plans and $40,000 to its postretirement plan and will make the remaining contributions as required during the remainder of the year.

The Company has a contributory savings plan under Section 401(k) of the Internal Revenue Code covering substantially all U.S. non-union employees. The plan allows participants to make voluntary contributions of up to 100% of their annual compensation on a pretax basis, subject to IRS limitations. The plan provides for contributions by the Company at its discretion. The Company made contributions of $49,456 and $48,130 in the first quarter of 2012 and 2011, respectively.

Note J – Stock Based Compensation and Stock Options

The Company has stock option plans for officers, other key employees, and non-employee directors. As of March 31, 2012 two plans have shares reserved for future issuance, the 1995 and 2010 plans.  Incentive stock options granted under the 1995 and 2010 plans must have exercise prices that are not less than 100% of the fair market value of the stock on the dates the options are granted. Restricted stock awards may also be granted to participants under the 2010 plan with restrictions determined by the Compensation Committee of the Company’s Board of Directors. Under the 1995 and 2010 plans, nonqualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Company’s Board of Directors. No options or restricted stock were granted in the first quarter of 2012 or 2011.

As of March 31, 2012, there were 500,000 shares available for future grant under the above noted 2010 plan and there were no shares available for grant under the 1995 plan.  As of March 31, 2012, there were 525,500 shares of common stock reserved under all option plans for future issuance.

	Three Months Ended March 31, 2012		Year Ended December 31, 2011
	Shares	Weighted - Average Exercise Price	Shares	Weighted - Average Exercise Price
Outstanding at beginning of period	25,500	$13.580	80,000	$12.471
Exercised	—	—	(54,500)	11.952
Outstanding at end of period	25,500	13.580	25,500	13.580

Options Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of March 31, 2012	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$13.58	25,500	2.7	13.580

At March 31, 2012, outstanding and exercisable options had an intrinsic value of $163,710.

Note K – Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2008 and non-U.S. income tax examinations by tax authorities prior to 2005.

The total amount of unrecognized tax benefits could increase or decrease within the next twelve months for a number of reasons, including the closure of federal, state and foreign tax years by expiration of the statute of limitations and the recognition and measurement considerations under FASB Accounting Standards Codification (“ASC”) 740.  There have been no significant changes to the amount of unrecognized tax benefits during the three months ended March 31, 2012.  The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will not increase or decrease significantly over the next twelve months.

Note L - Financial Instruments and Fair Value Measurements

Financial Risk Management Objectives and Policies

The Company is exposed primarily to credit, interest rate and currency exchange rate risks which arise in the normal course of business.

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk for the Company is its receivable accounts with customers. The Company has established credit limits for customers and monitors their balances to mitigate the risk of loss. At March 31, 2012 and December 31, 2011, there were no significant concentrations of credit risk. No one customer represented more than 10% of the Company’s net trade receivables at March 31, 2012.  At year end 2011 only one customer exceeded 10% of total receivables. The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable.

Interest Rate Risk

On March 31, 2012, the Company has no exposure to the risk of changes in market interest rates as the interest rate on the outstanding debt is fixed at 4.98% and 3.90%.

Fair Value Measurements

Assets and liabilities that require fair value measurement are recorded at fair value using market and income valuation approaches and considering the Company’s and counterparty’s credit risk. The Company uses the market approach and the income approach to value assets and liabilities as appropriate. There are no assets or liabilities requiring fair value measurements on March 31, 2012 or December 31, 2011.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in the Company’s financial position and results of operations for the thirteen weeks ended March 31, 2012. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2011 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Overview

Sales in the first quarter of 2012 increased 22% compared to the prior year, as a result of an increase in sales of existing products in many of the markets we serve, selective price increases to customers and the introduction of new products.  Sales in the first quarter of 2012 increased in each of the Company’s business segments when compared to the first quarter of 2011: the Industrial Hardware segment sales increased approximately 32%, the Security Products segment sales increased approximately 4% and the Metal Products segment sales increased approximately 32%.

For the three months ended March 31, 2012, gross margin as a percentage of sales was 20% compared to 19% in the comparable period of 2011.  This increase was the result of higher sales volume, selective price increases to customers, the mix of products produced and the introduction of new products.

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

Cash flow from operations in the first quarter of 2012 increased compared to the same period in 2011. This increase is primarily due to the higher level of earnings in the 2012 period and the associated timing differences in the collections of accounts receivable, payments of liabilities, and changes in inventories.  Cash on hand and cash flow from operations, along with the result of controlling discretionary expenditures, should be sufficient to enable the Company to meet all its existing obligations and continue its quarterly dividend payments.

A more detailed analysis of the Company’s results of operations and financial condition follows:

Results of Operations

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of operations as a percentage of net sales, by segment:

	Three Months Ended March 31, 2012
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	76.8%	77.6%	89.1%	79.8%
Gross margin	23.2%	22.4%	10.9%	20.2%

Selling and administrative expense	13.0%	15.8%	6.4%	12.4%
Operating profit	10.2%	6.6%	4.5%	7.8%

	Three Months Ended April 2, 2011
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	79.1%	78.1%	89.6%	81.0%
Gross margin	20.9%	21.9%	10.4%	19.0%

Selling and administrative expense	14.5%	17.1%	7.1%	13.8%
Operating profit	6.4%	4.8%	3.3%	5.2%

The following table shows the amount of change for the first quarter of 2012 compared to the first quarter of 2011 in sales, cost of products sold, gross margin, selling and administrative expenses and operating results, by segment (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$ 4,607	$ 495	$ 2,205	$ 7,307

Volume	28.1%	2.5%	13.0%	16.0%
Prices	0.4%	0.6%	2.3%	0.8%
New products	3.1%	1.2%	16.3%	5.2%
	31.6%	4.3%	31.6%	22.0%

Cost of products sold	$ 3,194	$ 318	$ 1,927	$ 5,439
	27.6%	3.5%	30.9%	20.2%

Gross margin	$ 1,413	$ 177	$ 278	$ 1,868
	46.4%	7.0%	38.2%	29.6%

Selling and administrative expenses	$ 383	$ (63)	$ 98	$ 418
	18.1%	-3.2%	19.6%	9.1%

Operating profit	$ 1,030	$ 240	$ 180	$ 1,450
	110.4%	43.1%	78.5%	84.4%

Industrial Hardware Segment

Net sales in the Industrial Hardware segment were up 32% in the first quarter of 2012 compared to the prior year quarter. The higher sales in the first quarter of 2012 reflected an increase in sales of existing products, primarily lightweight composite panels used in an interactive electronic board product, as well as higher sales to the distribution, military and Class 8 truck markets in 2012 compared to the same period in 2011, selective price increases to customers and the introduction of new products.  All of the new products were developed internally and included a rotary latch and a venting line of products for the Class 8 truck market; an escape hatch for the military market; and a door latch for the recreational vehicle market.

Cost of products sold for the Industrial Hardware segment increased 28% from the first quarter of 2011 to the first quarter of 2012. The increase is due to increased costs for payroll and payroll related charges, supplies and tools, equipment maintenance, utilities and shipping.

Gross margin as a percent of net sales increased from 21% to 23% in the first quarter of 2012, due to the mix of products produced.

Selling and administrative expenses increased 18% for the first quarter of 2012 compared to the prior year period due to increases in payroll and payroll related charges, advertising, commission payments resulting from the higher sales volume in 2012, bad debt expense and an increase in the allocation of corporate expenses based on the sales volume in 2012.

Security Products Segment

Net sales in the Security Products segment increased 4% in the first quarter of 2012 compared to the first quarter of 2011.  The increase in sales in the first quarter of 2012 in the Security Products segment is primarily the result of sales of existing products to the many markets served by this segment, including: computer, storage, cash management and commercial laundry.  Sales of new products included new lock products for the storage and cash management markets and Digicoin, “Flash Cash”, a contactless and wireless cash payment system, and Pinmate products for the commercial laundry market.

Cost of products sold for the Security Products segment increased 4% in 2012 compared to the first quarter of 2011. The increase in cost of products sold was primarily due to increased costs for raw materials.

Gross margin as a percentage of sales was comparable at 22% for the first quarter of both 2012 and 2011.

Selling and administrative expenses decreased 3% from 2011 levels primarily due to decreases in travel expenses, a reduction in amortization expense in 2012 resulting from acquisition costs related to Royal Lock which were fully amortized in 2011, and a decrease in the allocation of corporate expenses based on the sales volume in 2012.

Metal Products Segment

Net sales in the Metal Products segment increased 32% in the first quarter of 2012 as compared to the prior year period. The higher sales in the first quarter of 2012 reflected an increase in sales of existing products, selective price increases to customers and the introduction of new products.   Sales of mining products were up 27% in 2012 compared to the first quarter of 2011 and sales of contract castings increased 58% from the prior year levels. The increase in sales of mining products was driven by continued strong demand in 2012 in both the U.S. and Canadian mining markets compared to the prior year first quarter and the introduction of new mining products.  New mining products included hexnuts, square cableheads, truss shoes, splice tubes, bearing blocks and steel mine anchor shells. The increase in sales of contract casting was primarily the result of new products: a tie plate for the railroad industry and kicker clips and rail clamps for a solar panel application.

Cost of products sold increased 31% in the first quarter of 2012 compared to the same period in 2011. The increase resulted from the mix of products produced, manufacturing costs associated with the higher volume of sales in 2012, and increases in raw material costs.

Gross margin as a percentage of net sales improved from 10% in the first quarter of 2011 to 11% for the 2012 quarter. The increase is due to the mix of products produced and elimination of products with unacceptable profit margins.

Selling and administrative expenses increased 20% in 2012 compared to the same period in 2011. The increase was primarily the result of an increase in the allocation of corporate expenses based on the sales volume in 2012.

Other Items

Interest expense increased 33% in the first quarter of 2012 compared to the prior year period due to the increased level of debt.

Other income for both periods presented was not material to the financial statements.

Income taxes reflected the change in the operating results.  The effective tax rate in the first quarter of 2012 and 2011 were comparable at 34%.

Liquidity and Sources of Capital

The Company provided $2.1 million from its operations during the first three months of 2012 compared to having used $1.5 million during the same period in 2011.  The increase in cash flows in the quarter was primarily the result of the associated timing differences in the collections of accounts receivable, payments of liabilities, and changes in inventories, as well as the increase in earnings over the comparable period in 2011.  Cash flow from operations coupled with cash on hand at the beginning of the year was sufficient to fund capital expenditures, debt service, and dividend payments.

Additions to property, plant and equipment were $1,538,000 for the first three months of 2012 compared to $814,000 for the same period in 2011.  Total capital expenditures for 2012 are expected to be approximately $4 million.  As of March 31, 2012, there is approximately $350,000 of outstanding commitments for these capital expenditures.

The following table shows key financial ratios at the end of each period:

	First Quarter 2012	First Quarter 2011	Year End 2011
Current ratio	4.8	5.2	4.0
Average days’ sales in accounts receivable	47	51	45
Inventory turnover	4.3	3.7	3.9
Total debt to shareholders’ equity	12.0%	5.8%	9.8%

The following table shows important liquidity measures as of the balance sheet date for each period below (in millions):
	First Quarter 2012	First Quarter 2011	Year End 2011
Cash and cash equivalents	$ 13.0	$ 9.1	$ 11.1
Working capital	54.6	49.0	49.2
Net cash provided/(used) by operating activities	2.1	(1.5)	1.4
Change in working capital impact on net cash used by operating activities	(0.8)	(3.5)	(9.7)
Net cash used in investing activities	(1.5)	(0.8)	(3.4)
Net cash provided/(used) in financing activities	1.2	(0.8)	0.8

Total inventories as of March 31, 2012 were $30.2 million, compared to $29.8 million at year end 2011 and $29.0 million at the end of the first quarter of 2011.  Accounts receivable increased to $20.7 million from $18.6 million at year end 2011 and $18.3 million at the end of the first quarter of fiscal 2011.  The increases are related to higher revenues in the first three months of the current year.

Cash on hand, cash flow from operating activities and funds available under the revolving credit portion of the Company’s Loan Agreement are expected to be sufficient to cover future foreseeable working capital requirements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from what was reported in the 2011 Annual Report on Form 10-K.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of the end of the fiscal quarter ended March 31, 2012, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 240.13a-15.  As defined in Exchange Act Rules 240.13a-15(e) and 240.15d-15(e), “the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based upon that evaluation, the CEO and CFO concluded that the Company’s current disclosure controls and procedures were effective as of the March 31, 2012 evaluation date.

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

ITEM 1A – RISK FACTORS

There have been no material changes in risk factors from what was reported in the 2011 Annual Report on Form 10-K.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered securities by the Company or purchases of registered equity securities by the Company during the period covered by this report.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

31) Certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32) Certifications pursuant to Rule 13a-14(b) and 18 USC 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(1)) The Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 is incorporated herein by reference.

99(2)) Form 8-K filed on April 25, 2012 setting forth the press release reporting the Company’s earnings for the quarter ended April 25, 2012 is incorporated herein by reference.

99(3)) Form 8-K filed on April 26, 2012 setting forth the results of the vote at the annual meeting of shareholders of the Company which was held on April 25, 2012 is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE EASTERN COMPANY
(Registrant)
DATE: April 30, 2012	/s/Leonard F. Leganza
Leonard F. Leganza Chairman, President and Chief Executive Officer

DATE: April 30, 2012	/s/John L. Sullivan III
John L. Sullivan III Vice President and Chief Financial Officer