Form 10-Q
period 2012-06-30
EASTERN CO
filed 2012-07-27
CIK 31107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2012

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding as of July 25, 2012
Common Stock, No par value	6,219,021

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	June 30, 2012	December 31, 2011
Current Assets
Cash and cash equivalents	$14,484,499	$11,147,297
Accounts receivable, less allowances: $484,000 - 2012; $423,000 - 2011	20,420,689	18,633,088
Inventories	29,550,898	29,793,434
Prepaid expenses and other assets	2,911,757	3,313,186
Recoverable income taxes receivable	-	647,950
Deferred income taxes	1,881,775	1,881,775
Total Current Assets	69,249,618	65,416,730

Property, Plant and Equipment	57,144,955	54,863,020
Accumulated depreciation	(31,769,991)	(30,228,924)
	25,374,964	24,634,096

Goodwill	13,902,604	13,905,209
Trademarks	155,342	152,446
Patents, technology, and other intangibles net of accumulated amortization	1,682,170	1,770,008
Deferred income taxes	625,296	821,485
	16,365,412	16,649,148
TOTAL ASSETS	$110,989,994	$106,699,974

LIABILITIES AND SHAREHOLDERS’ EQUITY	June 30, 2012	December 31, 2011
Current Liabilities
Accounts payable	$8,207,409	$8,412,245
Accrued compensation	2,595,612	2,999,478
Other accrued expenses	1,612,217	1,060,143
Current portion of long-term debt	1,428,571	3,714,286
Total Current Liabilities	13,843,809	16,186,152

Other long-term liabilities	655,001	655,001
Long-term debt, less current portion	6,785,714	3,035,714
Accrued postretirement benefits	1,901,069	1,853,157
Accrued pension cost	14,725,208	15,811,622

Shareholders’ Equity
Voting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Nonvoting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Common Stock, no par value:
Authorized: 50,000,000 shares
Issued: 8,913,750 shares in 2012 and 8,908,607 shares in 2011	28,573,187	28,499,779
Treasury Stock: 2,694,729 shares in 2012 and 2011	(19,105,723)	(19,105,723)
Retained earnings	76,635,509	73,200,362

Accumulated other comprehensive income (loss):
Foreign currency translation	2,159,120	2,107,187
Unrecognized net pension and postretirement benefit costs, net of tax	(15,182,900)	(15,543,277)
Accumulated other comprehensive loss	(13,023,780)	(13,436,090)
Total Shareholders’ Equity	73,079,193	69,158,328
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$110,989,994	$106,699,974

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months Ended		Three Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales	$82,055,483	$68,708,794	$41,559,589	$35,520,182
Cost of products sold	(64,625,627)	(55,460,341)	(32,314,199)	(28,588,070)
Gross margin	17,429,856	13,248,453	9,245,390	6,932,112

Selling and administrative expenses	(10,116,208)	(9,230,481)	(5,101,156)	(4,633,196)
Operating profit	7,313,648	4,017,972	4,144,234	2,298,916

Interest expense	(187,904)	(120,043)	(98,667)	(53,040)
Other income	10,723	9,516	4,587	3,071
Income before income taxes	7,136,467	3,907,445	4,050,154	2,248,947

Income taxes	2,458,513	1,326,472	1,417,808	766,148
Net income	$4,677,954	$2,580,973	$2,632,346	$1,482,799

Earnings per Share:
Basic	$.75	$.42	$.42	$.24

Diluted	$.75	$.42	$.42	$.24

Cash dividends per share:	$.20	$.18	$.10	$.09

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Six Months Ended		Three Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net income	$4,677,954	$2,580,973	$2,632,346	$1,482,799
Other comprehensive income/(loss):
Change in foreign currency translation	51,933	419,997	(410,952)	116,810
Change in pension and postretirement benefit costs, net of taxes of: 2012 – $196,189 and $98,104, respectively 2011 – $187,438 and $94,057, respectively	360,377	345,544	180,206	172,772
Total other comprehensive income/(loss)	412,310	765,541	(230,746)	289,582
Comprehensive income	$5,090,264	$3,346,514	$2,401,600	$1,772,381

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30, 2012	July 2, 2011
Operating Activities
Net income	$4,677,954	$2,580,973
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	1,710,686	1,815,098
Loss on sale of equipment and other assets	17,756	-
Provision for doubtful accounts	65,159	33,403
Issuance of Common Stock for directors’ fees	12,298	12,301
Changes in operating assets and liabilities:
Accounts receivable	(1,811,994)	(3,169,134)
Inventories	268,835	(311,550)
Prepaid expenses and other	411,292	(509,981)
Prepaid pension cost	(517,902)	249,140
Recoverable taxes receivable	647,949	-
Other assets	(34,196)	(29,950)
Accounts payable	(228,004)	120,723
Accrued compensation	(395,312)	(1,331,130)
Other accrued expenses	570,077	129,293
Net cash provided (used) by operating activities	5,394,598	(410,814)

Investing Activities
Purchases of property, plant and equipment	(2,371,770)	(1,843,634)
Proceeds from sales of equipment and other assets	19,000	-
Net cash used in investing activities	(2,352,770)	(1,843,634)

Financing Activities
Principal payments on long-term debt	(535,714)	(535,714)
Principal payments on revolving credit loan	(3,000,000)	-
Proceeds from issuance of long-term debt	5,000,000	-
Proceeds from sales of Common Stock	61,110	90,990
Tax Benefit from disqualifying disposition of incentive stock options	-	16,453
Dividends paid	(1,242,807)	(1,109,824)
Net cash provided by/(used in) financing activities	282,589	(1,538,095)

Effect of exchange rate changes on cash	12,785	17,158
Net change in cash and cash equivalents	3,337,202	(3,775,385)

Cash and cash equivalents at beginning of period	11,147,297	12,224,608
Cash and cash equivalents at end of period	$14,484,499	$8,449,223

See accompanying notes.

THE EASTERN COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2012

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

The condensed consolidated balance sheet as of December 31, 2011 has been derived from the audited consolidated balance sheet at that date.

Note B – Earnings Per Share

The denominators used in the earnings per share computations follow:

	Six Months Ended		Three Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Basic:
Weighted average shares outstanding	6,214,644	6,164,798	6,217,198	6,166,883

Diluted:
Weighted average shares outstanding	6,214,644	6,164,798	6,217,198	6,166,883
Dilutive stock options	15,981	50,984	14,137	51,609
Denominator for diluted earnings per share	6,230,625	6,215,782	6,231,335	6,218,492

Note C – Inventories

The components of inventories follow:

	June 30, 2012	December 31, 2011

Raw material and component parts	$ 11,761,257	$ 11,863,199
Work in process	6,382,994	6,425,914
Finished goods	11,406,647	11,504,321
	$ 29,550,898	$ 29,793,434

Note D – Segment Information

Segment financial information follows:

	Six Months Ended		Three Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Revenues:
Sales to unaffiliated customers:
Industrial Hardware	$36,954,659	$29,466,082	$17,746,959	$14,865,806
Security Products	26,096,043	24,593,978	13,981,220	12,974,240
Metal Products	19,004,781	14,648,734	9,831,410	7,680,136
	$82,055,483	$68,708,794	$41,559,589	$35,520,182

Income before income taxes:
Industrial Hardware	$4,089,783	$1,984,681	$2,125,226	$1,050,796
Security Products	2,343,204	1,639,029	1,547,636	1,083,151
Metal Products	880,661	394,262	471,372	164,969
Operating Profit	7,313,648	4,017,972	4,144,234	2,298,916
Interest expense	(187,904)	(120,043)	(98,667)	(53,040)
Other income	10,723	9,516	4,587	3,071
	$7,136,467	$3,907,445	$4,050,154	$2,248,947

Note E – Recent Accounting Pronouncements

In May 2011, the FASB issued authoritative guidance which clarifies the concepts related to highest and best use and valuation premise, blockage factors and other premiums and discounts, the fair value measurement of financial instruments held in a portfolio and of those instruments classified as a component of shareowners’ equity. The guidance includes enhanced disclosure requirements about recurring Level 3 fair value measurements, the use of nonfinancial assets, and the level in the fair value hierarchy of assets and liabilities not recorded at fair value.  This guidance became effective for the Company on January 1, 2012. This guidance did not have an impact on our consolidated financial statements or disclosures, as there are presently no recurring Level 3 fair value measurements.

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

Interest on the original term portion of the Loan Agreement is fixed at 4.98%.  Interest on the 2012 Term Loan is fixed at 3.90%   Prior to the amendment, the interest rate on the revolving credit portion of the Loan Agreement varied based on the LIBOR rate or People’s Prime rate plus a margin spread of 2.25%, with a floor rate of 4.0%.  As part of the amendment signed on January 25, 2012, this was changed to the LIBOR rate or People’s Prime rate plus 2.25%, with a floor of 3.25%; additionally the maturity date was extended to January 31, 2014.  During December 2011, the Company used $3,000,000 of the revolving credit, the proceeds of which, along with existing cash, were used to fund a discretionary pension payment made in December, 2011.  This amount was repaid in January 2012.  The Company did not utilize the revolving credit during the quarter ended June 30, 2012.

Note G – Goodwill

The following is a roll-forward of goodwill from year-end 2011 to the end of the second quarter 2012:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total

Beginning balance	$2,071,393	$11,833,816	$—	$13,905,209
Foreign exchange	(2,605)	—	—	(2,605)
Ending balance	$2,068,788	$11,833,816	$—	$13,902,604

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

The gross carrying amount and accumulated amortization of amortizable intangible assets:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total	Weighted-Average Amortization Period (Years)
2012 Gross Amount:
Patents and developed technology	$2,697,545	$998,281	$5,839	$3,701,665	15.8
Customer relationships	45,825	—	—	45,825	5.0
Non-compete agreements	30,000	—	—	30,000	5.0
Total Gross Intangibles	$2,773,370	$998,281	$5,839	$3,777,490	15.6

2012 Accumulated Amortization:
Patents and developed technology	$1,581,869	$439,713	$5,495	$2,027,077
Customer relationships	41,243	—	—	41,243
Non-compete agreements	27,000	—	—	27,000
Total Gross Amortization	$1,650,112	$439,713	$5,495	$2,095,320

Net June 30, 2012 per Balance Sheet	$1,123,258	$558,568	$344	$1,682,170

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total	Weighted-Average Amortization Period (Years)
2011 Gross Amount:
Patents and developed technology	$2,714,900	$1,062,652	$5,839	$3,783,391	15.5
Customer relationships	45,825	1,921,811	—	1,967,636	5.0
Non-compete agreements	30,000	90,735	—	120,735	5.0
Total Gross Intangibles	$2,790,725	$3,075,198	$5,839	$5,871,762	11.7

2011 Accumulated Amortization:
Patents and developed technology	$1,528,007	$495,218	$5,323	$2,028,548
Customer relationships	36,660	1,921,811	—	1,958,471
Non-compete agreements	24,000	90,735	—	114,735
Total Gross Amortization	$1,588,667	$2,507,764	$5,323	$4,101,754

Net December 31, 2011 per Balance Sheet	$1,202,058	$567,434	$516	$1,770,008

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

Significant disclosures relating to these benefit plans for the second quarter and first six months of fiscal 2012 and 2011 follow:

	Pension Benefits
	Six Months Ended		Three Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Service cost	$1,347,196	$1,060,503	$674,549	$530,251
Interest cost	1,427,960	1,474,837	713,980	737,419
Expected return on plan assets	(1,965,495)	(1,825,142)	(982,748)	(912,571)
Amortization of prior service cost	82,819	97,075	41,410	48,538
Amortization of the net loss	485,692	448,527	242,845	224,263
Net periodic benefit cost	$1,378,172	$1,255,800	$690,036	$627,900

	Postretirement Benefits
	Six Months Ended		Three Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Service cost	$86,807	$63,232	$49,307	$31,616
Interest cost	71,694	68,376	37,694	34,188
Expected return on plan assets	(48,520)	(49,650)	(24,270)	(24,825)
Amortization of prior service cost	(11,945)	(11,944)	(5,945)	(5,972)
Amortization of the net loss	-	-	-	-
Net periodic benefit cost	$98,036	$70,014	$56,786	$35,007

The Company’s funding policy with respect to its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations. In 2012, the Company is required to contribute $3,472,000 into its pension plans and $155,000 into its postretirement plan. As of June 30, 2012, the Company has made contributions totaling $1,881,000 into its pension plans and $62,000 to its postretirement plan and will make the remaining contributions as required during the remainder of the year.

The Company has a contributory savings plan under Section 401(k) of the Internal Revenue Code covering substantially all U.S. non-union employees. The plan allows participants to make voluntary contributions of up to 100% of their annual compensation on a pretax basis, subject to IRS limitations. The plan provides for contributions by the Company at its discretion. The Company made contributions of $47,272 and $96,729 in the second quarter and first six months of 2012, respectively and $45,026 and $93,157 in the second quarter and first six months of 2011, respectively.

Note J – Stock Based Compensation and Stock Options

The Company has stock option plans for officers, other key employees, and non-employee directors. As of June 30, 2012 two plans have shares reserved for future issuance, the 1995 and 2010 plans.  Incentive stock options granted under the 1995 and 2010 plans must have exercise prices that are not less than 100% of the fair market value of the stock on the dates the options are granted. Restricted stock awards may also be granted to participants under the 2010 plan with restrictions determined by the Compensation Committee of the Company’s Board of Directors. Under the 1995 and 2010 plans, nonqualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Company’s Board of Directors. No options or restricted stock were granted in the first six months of 2012 or 2011.

As of June 30, 2012, there were 500,000 shares available for future grant under the above noted 2010 plan and there were no shares available for grant under the 1995 plan.  As of June 30, 2012, there were 521,000 shares of common stock reserved under all option plans for future issuance.

	Six Months Ended June 30, 2012		Year Ended December 31, 2011
	Shares	Weighted - Average Exercise Price	Shares	Weighted - Average Exercise Price
Outstanding at beginning of period	25,500	$13.580	80,000	$12.471
Exercised	(4,500)	13.580	(54,500)	11.952
Outstanding at end of period	21,000	13.580	25,500	13.580

Options Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of June 30, 2012	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$13.58	21,000	2.5	13.580

At June 30, 2012, outstanding and exercisable options had an intrinsic value of $53,970.  The total intrinsic value of stock options exercised in the first six months of 2012 was $14,535.  For the six month periods ended June 30, 2012 and July 2, 2011, the Company recognized tax benefits of $0 and $16,453, respectively, resulting from the disqualification of incentive stock options that were exercised and sold prior to the required holding period.

Note K – Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2008 and non-U.S. income tax examinations by tax authorities prior to 2005.

The total amount of unrecognized tax benefits could increase or decrease within the next twelve months for a number of reasons, including the closure of federal, state and foreign tax years by expiration of the statute of limitations and the recognition and measurement considerations under FASB Accounting Standards Codification (“ASC”) 740.  There have been no significant changes to the amount of unrecognized tax benefits during the three or six months ended June 30, 2012.  The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will not increase or decrease significantly over the next twelve months.

Note L - Financial Instruments and Fair Value Measurements

Financial Risk Management Objectives and Policies

The Company is exposed primarily to credit, interest rate and currency exchange rate risks which arise in the normal course of business.

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk for the Company is its receivable accounts with customers. The Company has established credit limits for customers and monitors their balances to mitigate the risk of loss. At June 30, 2012 and December 31, 2011, there were no significant concentrations of credit risk. No one customer represented more than 10% of the Company’s net trade receivables at June 30, 2012.  At year end 2011 only one customer exceeded 10% of total receivables.  The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable.

Interest Rate Risk

On June 30, 2012, the Company has no exposure to the risk of changes in market interest rates as the interest rates on the outstanding debt are fixed at 4.98% and 3.90%.

Fair Value Measurements

Assets and liabilities that require fair value measurement are recorded at fair value using market and income valuation approaches and considering the Company’s and counterparty’s credit risk. The Company uses the market approach and the income approach to value assets and liabilities as appropriate. There are no assets or liabilities requiring fair value measurements on June 30, 2012 or December 31, 2011.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in the Company’s financial position and results of operations for the twenty-six weeks ended June 30, 2012. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2011 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Overview

Sales in the second quarter of 2012 increased 17% compared to the second quarter of 2011, as a result of an increase in sales of existing products in many of the markets we serve, selective price increases to customers and the introduction of new products.  In the second quarter of 2012 Industrial Hardware sales increased 19%, Security Products sales increased 8% and Metal Products sales increased 28% compared to the prior year period.

Gross margin as a percentage of sales for the three months ended June 30, 2012 increased slightly to 22% compared to 20% in the comparable period a year ago.  This increase was the result of higher sales volume, selective price increases to customers, the mix of products produced and the introduction of new products.

Sales in the first six months of 2012 increased 19% compared to the prior year period as a result of an increase in sales of existing products in many of the markets we serve, selective price increases to customers and the introduction of new products.  Sales increased in the first six months of 2012 by 25% in the Industrial Hardware segment, by 6% in the Security Products segment, and by 30% in the Metal Products segment compared to the prior year period.

Gross margin as a percentage of sales for the six months ended June 30, 2012 was 21% compared to 19% in the comparable period a year ago.  This increase was the result of higher sales volume, selective price increases to customers, the mix of products produced and the introduction of new products.

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

Cash flow from operations in the first six months of 2012 increased compared to the same period in 2011. This increase is primarily due to the higher level of earnings in the 2012 period and the associated timing differences in the collections of accounts receivable, payments of liabilities, and changes in inventories.  Cash on hand, cash flow from operations, along with the result of controlling discretionary expenditures, should enable the Company to meet all its existing obligations and continue its quarterly dividend payments.

A more detailed analysis of the Company’s results of operations and financial condition follows:

Results of Operations

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of operations as a percentage of net sales, by segment:

	Three Months Ended June 30, 2012
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	74.1%	74.4%	89.1%	77.8%
Gross margin	25.9%	25.6%	10.9%	22.2%

Selling and administrative expense	13.9%	14.5%	6.1%	12.2%
Operating profit	12.0%	11.1%	4.8%	10.0%

	Three Months Ended July 2, 2011
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	79.0%	75.9%	90.9%	80.4%
Gross margin	21.0%	24.1%	9.1%	19.6%

Selling and administrative expense	13.9%	15.8%	6.9%	13.1%
Operating profit	7.1%	8.3%	2.2%	6.5%

The following table shows the amount of change for the second quarter of 2012 compared to the second quarter of 2011 in sales, cost of products sold, gross margin, selling and administrative expenses and operating profit, by segment (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$ 2,881	$ 1,007	$ 2,151	$ 6,039

Volume	15.4%	6.3%	-6.3%	7.4%
Prices	0.4%	0.8%	4.2%	1.4%
New products	3.6%	0.7%	30.1%	8.2%
	19.4%	7.8%	28.0%	17.0%

Cost of products sold	$ 1,416	$ 552	$ 1,777	$ 3,745
	12.1%	5.6%	25.4%	13.1%

Gross margin	$ 1,465	$ 455	$ 374	$ 2,294
	46.9%	14.5%	53.8%	33.0%

Selling and administrative expenses	$ 391	$ (10)	$ 68	$ 449
	18.8%	-0.5%	12.8%	9.7%

Operating profit	$ 1,074	$ 465	$ 306	$ 1,845
	102.2%	42.9%	185.7%	80.3%

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of income as a percentage of net sales, by segment:

	Six Months Ended June 30, 2012
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	75.5%	75.9%	89.1%	78.8%
Gross margin	24.5%	24.1%	10.9%	21.2%

Selling and administrative expense	13.4%	15.1%	6.3%	12.3%
Operating profit	11.1%	9.0%	4.6%	8.9%

	Six Months Ended July 2, 2011
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	79.1%	77.0%	90.3%	80.7%
Gross margin	20.9%	23.0%	9.7%	19.3%

Selling and administrative expense	14.2%	16.4%	7.0%	13.5%
Operating profit	6.7%	6.6%	2.7%	5.8%

The following table shows the amount of change for the first six months of 2012 compared to the first six months of 2011 in sales, cost of products sold, gross margin, selling and administrative expenses and operating profit, by segment (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$ 7,489	$ 1,502	$ 4,356	$13,347

Volume	21.7%	4.5%	2.9%	11.5%
Prices	0.4%	0.7%	3.3%	1.1%
New products	3.3%	0.9%	23.5%	6.8%
	25.4%	6.1%	29.7%	19.4%

Cost of products sold	$ 4,609	$ 871	$ 3,704	$ 9,184
	19.8%	4.6%	28.0%	16.6%

Gross margin	$ 2,880	$ 631	$ 652	$ 4,163
	46.6%	11.1%	45.8%	31.4%

Selling and administrative expenses	$ 774	$ (73)	$ 166	$ 867
	18.5%	-1.8%	16.1%	9.4%

Operating profit	$ 2,106	$ 704	$ 486	$ 3,296
	106.1%	43.0%	123.4%	82.0%

Industrial Hardware Segment

Net sales in the Industrial Hardware segment were up 19% in the second quarter of 2012 and up 25% in the first six months compared to the prior year periods.  The higher sales in both the second quarter and six month period of 2012 reflected an increase in sales of existing products to the distribution, truck accessory, military and Class 8 truck markets in 2012 compared to the same period in 2011, selective price increases to customers and the introduction of new products.  All of the new products were developed internally and included a rotary latch and a venting line of products for the Class 8 truck market; an escape hatch for the military market; a door latch for the recreational vehicle market; as well as a variety of locking and latching products for the many markets we serve.

Cost of products sold for the Industrial Hardware segment increased 12% in the second quarter and 20% in the first half of 2012 compared to the prior year periods.  The increases are due to increased costs for payroll and payroll related charges, supplies and tools, equipment maintenance, utilities, shipping, raw materials and purchased parts.

Gross margin as a percent of net sales increased to 26% in the second quarter of 2012 from 21% in the 2011 quarter.  Gross margin in the first half of 2012 increased to 25% from 21% in the prior year period.  The increase in gross margin for the 2012 periods reflects the higher volume of sales in 2012 and the mix of products produced.

Selling and administrative expenses increased 19% for both the second quarter and first half of 2012 compared to the prior year periods, primarily due to increased payroll and payroll related charges, advertising, commission payments resulting from the higher sales volume in 2012, bad debt expense and an increase in the allocation of corporate expenses based on the sales volume in 2012.

Security Products Segment

Net sales in the Security Products segment increased 8% in the second quarter and 6% in the first half of 2012 compared to the 2011 periods.  The increase in sales in both the second quarter and six months of 2012 in the Security Products segment is a combination of increased sales of existing products, selective price increases to customers and sales of new products.  The increase in sales of existing products in 2012 in the Security Products segment resulted from sales to the many markets served by this segment, including: computer, storage, cash management and commercial laundry. Sales of new products included new lock products for the storage and cash management markets.

Cost of products sold for the Security Products segment increased 6% in the second quarter and 5% in the first half of 2012 compared to the same periods in 2011.  The increases in the second quarter and first half of 2012 were primarily the result of increased costs for raw materials.

Gross margin as a percentage of sales in the second quarter increased to 26% in 2012 from 24% in the prior year period and also increased slightly in the first half to 24% from 23% in the prior year period.  The increases in both the second quarter and first half of 2012 were primarily the result of the mix of products produced and the increased sales volume.

Selling and administrative expenses decreased 1% in the second quarter and 2% in the first half of 2012 as compared to the 2011 periods.  The decreases in the 2012 periods were primarily due to travel expenses and a reduction in amortization expense in 2012 resulting from acquisition costs related to Royal Lock which were fully amortized in 2011.   These decreases were reduced by increased costs for payroll and payroll related charges.

Metal Products Segment

Net sales in the Metal Products segment were up 28% in the second quarter and up 30% in the first half of 2012 as compared to the prior year periods.  Sales of mining products were up 13% in the second quarter and up 20% in the first half of 2012 compared to the prior year periods.  The increase in sales of mining products was driven by continued strong demand in 2012 in both the U.S. and Canadian mining markets compared to the prior year periods and the introduction of new mining products.  New mining products included hexnuts, square cableheads, truss shoes, splice tubes, bearing blocks and steel mine anchor shells.  While the Company experienced a strong first half in sales of products for the coal mining industry, the coal mining industry is forecasting a softening in coal usage beginning during the second half of 2012 resulting from new clean air rules enacted by the U.S. Environmental Protection Agency (“EPA”), which may negatively impact the Company.   Sales of contract castings increased 183% in the second quarter and 123% in the first half of 2012 from the prior year levels.  The increase in sales of contract casting was primarily the result of new products: a tie plate for the railroad industry and kicker clips and rail clamps for a solar panel application.  The Company is actively trying to develop additional new products to replace any softening in sales volume of mining products that may result from the new EPA clean air regulations.

Cost of products sold increased 25% in the second quarter and 28% in the first half of 2012 compared to the same periods in 2011.  The increases in both 2012 periods resulted from the mix of products produced and manufacturing costs associated with the higher volume of sales in 2012.

Gross margin as a percentage of net sales increased from 9% to 11% in the second quarter of 2012 as compared to the 2011 period and increased from 10% to 11% for the first half of 2012 compared to the 2011 period. The increases in both the second quarter and first half of 2012 as compared to the prior year periods are due to the mix of products produced, elimination of products with unacceptable profit margins, price increases to customers, and cost reductions related to improved production efficiency.

Selling and administrative expenses were up 13% in the second quarter and 16% in the first half of 2012 compared to the same periods in 2011.  The increases were primarily related to an increase in payroll and payroll related charges and an increase in the allocation of corporate expenses based on the sales volume in 2012.

Other Items

Interest expense increased 86% in the second quarter and 57% in the first six months of 2012 compared to the prior year period due to the increased level of debt in 2012.

Other income was not material to the financial statements.

Income taxes reflected the change in the operating results.  The effective tax rates in the second quarter and first six months of 2012 were 35% and 34%, respectively, compared to 34% in both periods of 2011.

Liquidity and Sources of Capital

The Company provided $5.4 million from its operations during the first six months of 2012 compared to having used $400,000 during the same period in 2011.  The increase in cash flows in the quarter was primarily the result of the increased earnings in the current year over the same period last year and the associated timing differences in the collections of accounts receivable, payments of liabilities, and changes in inventories.  Cash flow from operations coupled with cash on hand at the beginning of the year was sufficient to fund capital expenditures, debt service, and dividend payments.  The Company did not utilize its revolving line of credit during the second quarter.

Additions to property, plant and equipment were $2.4 million for the first six months of 2012 compared to $1.8 million for the same period in 2011.  Total capital expenditures for 2012 are expected to be approximately $4 - $5 million.  As of June 30, 2012, there is approximately $350,000 of outstanding commitments for these capital expenditures.

The following table shows key financial ratios at the end of each period:

	Second Quarter 2012	Second Quarter 2011	Year End 2011
Current ratio	5.0	5.4	4.0
Average days’ sales in accounts receivable	45	51	45
Inventory turnover	4.4	3.9	3.9
Total debt to shareholders’ equity	11.2%	5.4%	9.8%

The following table shows important liquidity measures as of the balance sheet date for each period below (in millions):

	Second Quarter 2012	Second Quarter 2011	Year End 2011
Cash and cash equivalents	$14.5	$8.4	$11.1
Working capital	55.4	49.8	49.2
Net cash provided by/(used in) by operating activities	5.4	(0.4)	1.4
Change in working capital impact on net cash used in operating activities	(1.1)	(4.8)	(9.7)
Net cash used in investing activities	(2.4)	(1.8)	(3.4)
Net cash provided by/(used in) financing activities	0.3	(1.5)	0.8

Total inventories as of June 30, 2012 were $29.6 million, compared to $29.8 million at year end 2011 and $28.7 million at the end of the second quarter of 2011.  Accounts receivable increased to $20.4 million from $18.6 million at year end 2011 and $19.7 million at the end of the second quarter of fiscal 2011.  The increases are related to higher revenues in the first six months of the current year.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of the end of the quarter ended June 30, 2012, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 240.13a-15.  As defined in Exchange Act Rules 240.13a-15(e) and 240.15d-15(e), “the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based upon that evaluation, the CEO and CFO concluded that the Company’s current disclosure controls and procedures were effective as of the June 30, 2012 evaluation date.

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

99(4)) Form 8-K filed on June 15, 2012 setting forth the press release that the Company is set to join the Russell Global Index when Russell Investments reconstitutes its comprehensive set of global equity indexes on June 25, 2012 is incorporated herein by reference.

99(5)) Form 8-K filed on July 25, 2012 setting forth the press release reporting the Company’s earnings for the quarter ended June 30, 2012 is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE EASTERN COMPANY
(Registrant)
DATE: July 27, 2012	/s/Leonard F. Leganza
Leonard F. Leganza Chairman, President and Chief Executive Officer

DATE: July 27, 2012	/s/John L. Sullivan III
John L. Sullivan III Vice President and Chief Financial Officer