Form 10-Q
period 2012-09-29
EASTERN CO
filed 2012-11-06
CIK 31107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 29, 2012

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding as of October 24, 2012
Common Stock, No par value	6,219,334

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	September 29, 2012	December 31, 2011
Current Assets
Cash and cash equivalents	$17,823,345	$11,147,297
Accounts receivable, less allowances: $523,000 - 2012; $423,000 - 2011	19,682,686	18,633,088
Inventories	28,975,858	29,793,434
Prepaid expenses and other assets	3,248,445	3,313,186
Recoverable income taxes receivable	-	647,950
Deferred income taxes	1,332,663	1,881,775
Total Current Assets	71,062,997	65,416,730

Property, Plant and Equipment	58,456,044	54,863,020
Accumulated depreciation	(32,610,329)	(30,228,924)
	25,845,715	24,634,096

Goodwill	13,948,576	13,905,209
Trademarks	163,182	152,446
Patents, technology, and other intangibles net of accumulated amortization	1,688,462	1,770,008
Deferred income taxes	1,062,236	821,485
	16,862,456	16,649,148
TOTAL ASSETS	$113,771,168	$106,699,974

LIABILITIES AND SHAREHOLDERS’ EQUITY	September 29, 2012	December 31, 2011
Current Liabilities
Accounts payable	$8,263,899	$8,412,245
Accrued compensation	3,075,349	2,999,478
Other accrued expenses	2,169,272	1,060,143
Current portion of long-term debt	1,428,571	3,714,286
Total Current Liabilities	14,937,091	16,186,152

Other long-term liabilities	655,001	655,001
Long-term debt, less current portion	6,428,571	3,035,714
Accrued postretirement benefits	1,939,189	1,853,157
Accrued pension cost	14,363,288	15,811,622

Shareholders’ Equity
Voting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Nonvoting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Common Stock, no par value:
Authorized: 50,000,000 shares
Issued: 8,914,063 shares in 2012 and 8,908,607 shares in 2011	28,579,340	28,499,779
Treasury Stock: 2,694,729 shares in 2012 and 2011	(19,105,723)	(19,105,723)
Retained earnings	78,237,582	73,200,362

Accumulated other comprehensive income (loss):
Foreign currency translation	2,713,716	2,107,187
Unrecognized net pension and postretirement benefit costs, net of tax	(14,976,887)	(15,543,277)
Accumulated other comprehensive loss	(12,263,171)	(13,436,090)
Total Shareholders’ Equity	75,448,028	69,158,328
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$113,771,168	$106,699,974

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net sales	$121,699,533	$104,798,740	$39,644,050	$36,089,946
Cost of products sold	(96,104,184)	(84,993,869)	(31,478,557)	(29,533,528)
Gross margin	25,595,349	19,804,871	8,165,493	6,556,418

Selling and administrative expenses	(14,947,179)	(13,659,793)	(4,830,971)	(4,429,312)
Operating profit	10,648,170	6,145,078	3,334,522	2,127,106

Interest expense	(281,142)	(173,686)	(93,238)	(53,643)
Other income	14,185	17,528	3,462	8,012
Income before income taxes	10,381,213	5,988,920	3,244,746	2,081,475

Income taxes	3,479,284	1,948,006	1,020,771	621,534
Net income	$6,901,929	$4,040,914	$2,223,975	$1,459,941

Earnings per Share:
Basic	$1.11	$.66	$.36	$.24

Diluted	$1.11	$.65	$.36	$.24

Cash dividends per share:	$.30	$.27	$.10	$.09

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net income	$6,901,929	$4,040,914	$2,223,975	$1,459,941
Other comprehensive income/(loss):
Change in foreign currency translation	606,529	(483,490)	554,596	(903,487)
Change in pension and postretirement benefit costs, net of taxes of: 2012 – $308,343 and $112,154, respectively 2011 – $281,495 and $94,057, respectively	566,390	518,316	206,013	172,772
Total other comprehensive income/(loss)	1,172,919	34,826	760,609	(730,715)
Comprehensive income	$8,074,848	$4,075,740	$2,984,584	$729,226

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 29, 2012	October 1, 2011
Operating Activities
Net income	$6,901,929	$4,040,914
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,550,290	2,793,149
Loss on sale of equipment and other assets	17,713	(2,000)
Provision for doubtful accounts	94,315	54,696
Deferred income taxes	18	-
Issuance of Common Stock for directors’ fees	18,451	12,301
Changes in operating assets and liabilities:
Accounts receivable	(923,685)	(6,213,779)
Inventories	1,058,395	(1,811,220)
Prepaid expenses and other	94,487	(178,772)
Prepaid pension cost	(555,684)	40,103
Recoverable taxes receivable	647,949	-
Other assets	(86,365)	(48,897)
Accounts payable	(243,280)	3,542,043
Accrued compensation	62,476	(1,211,652)
Other accrued expenses	1,132,760	633,132
Net cash provided by operating activities	10,769,769	1,650,018

Investing Activities
Purchases of property, plant and equipment	(3,549,674)	(2,934,833)
Proceeds from sales of equipment and other assets	19,000	2,000
Net cash used in investing activities	(3,530,674)	(2,932,833)

Financing Activities
Principal payments on long-term debt	(892,857)	(535,714)
Principal payments on revolving credit loan	(3,000,000)	-
Proceeds from issuance of long-term debt	5,000,000	-
Proceeds from sales of Common Stock	61,110	447,690
Tax benefit from disqualifying disposition of incentive stock options	-	98,034
Dividends paid	(1,864,709)	(1,664,966)
Net cash used in financing activities	(696,456)	(1,654,956)

Effect of exchange rate changes on cash	133,409	46,850
Net change in cash and cash equivalents	6,676,048	(2,890,921)

Cash and cash equivalents at beginning of period	11,147,297	12,224,608
Cash and cash equivalents at end of period	$17,823,345	$9,333,687

See accompanying notes.

THE EASTERN COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 29, 2012

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

The condensed consolidated balance sheet as of December 31, 2011 has been derived from the audited consolidated balance sheet at that date.

Note B – Earnings Per Share

The denominators used in the earnings per share computations follow:

	Nine Months Ended		Three Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Basic:
Weighted average shares outstanding	6,216,113	6,167,262	6,219,241	6,172,193

Diluted:
Weighted average shares outstanding	6,216,113	6,167,262	6,219,241	6,172,193
Dilutive stock options	15,816	44,090	15,486	30,303
Denominator for diluted earnings per share	6,231,929	6,211,352	6,234,727	6,202,496

Note C – Inventories

The components of inventories follow:

	September 29, 2012	December 31, 2011

Raw material and component parts	$ 11,532,392	$ 11,863,199
Work in process	6,258,785	6,425,914
Finished goods	11,184,681	11,504,321
	$ 28,975,858	$ 29,793,434

Note D – Segment Information

Segment financial information follows:

	Nine Months Ended		Three Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Revenues:
Sales to unaffiliated customers:
Industrial Hardware	$55,610,830	$46,616,318	$18,656,171	$17,150,236
Security Products	38,689,676	37,025,245	12,593,633	12,431,267
Metal Products	27,399,027	21,157,177	8,394,246	6,508,443
	$121,699,533	$104,798,740	$39,644,050	$36,089,946

Income before income taxes:
Industrial Hardware	$6,138,342	$3,077,782	$2,048,559	$1,093,102
Security Products	3,489,090	2,676,151	1,145,886	1,037,122
Metal Products	1,020,738	391,145	140,077	(3,118)
Operating Profit	10,648,170	6,145,078	3,334,522	2,127,106
Interest expense	(281,142)	(173,686)	(93,238)	(53,643)
Other income	14,185	17,528	3,462	8,012
	$10,381,213	$5,988,920	$3,244,746	$2,081,475

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

In July 2012, the FASB issued authoritative guidance to amend previous guidance on the annual and interim testing of indefinite-lived intangible assets for impairment.  The guidance provides entities with the option of first assessing qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount.  If it is determined, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not less than the carrying amount, a quantitative impairment test would still be required.  The Company will adopt this guidance with its fiscal year effective December 30, 2012 and does not anticipate the adoption of this guidance will have a material impact on the consolidated financial statements of the Company.

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

Interest on the original term portion of the Loan Agreement is fixed at 4.98%.  Interest on the 2012 Term Loan is fixed at 3.90%   Prior to the amendment, the interest rate on the revolving credit portion of the Loan Agreement varied based on the LIBOR rate or People’s Prime rate plus a margin spread of 2.25%, with a floor rate of 4.0%.  As part of the amendment signed on January 25, 2012, this was changed to the LIBOR rate or People’s Prime rate plus 2.25%, with a floor of 3.25%; additionally the maturity date was extended to January 31, 2014.  During December 2011, the Company used $3,000,000 of the revolving credit, the proceeds of which, along with existing cash, were used to fund a discretionary pension payment made in December, 2011.  This amount was repaid in January 2012.  The Company did not utilize the revolving credit during the quarter ended September 29, 2012.

The Company has loan covenants under the Loan Agreement which require the Company to maintain a fixed charge coverage ratio of at least 1.1 to 1, a leverage ratio of no more than 1.75 to 1, and minimum tangible net worth of $43 million as of the end of Fiscal 2010 increasing each year by 50% of consolidated net income.  As of December 31, 2011, this amount was approximately $45.8 million.  In addition, the Company has restrictions on, among other things, new capital leases, purchases or redemptions of its capital stock, mergers and divestitures, and new borrowing.  The Company was in compliance with all covenants in 2011 and for the three and nine month periods ended September 29, 2012.

Note G – Goodwill

The following is a roll-forward of goodwill from year-end 2011 to the end of the third quarter 2012:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total

Beginning balance	$2,071,393	$11,833,816	$—	$13,905,209
Foreign exchange	43,367	—	—	43,367
Ending balance	$2,114,760	$11,833,816	$—	$13,948,576

During the third quarter of 2012 the Company decided to change its annual impairment testing from the second quarter of its fiscal year to the fourth quarter of its fiscal year.  The Company completed a qualitative analysis in the second quarter of 2012 and determined it is more likely than not that no impairment of goodwill existed at that time.  The Company will perform another qualitative analysis in the fourth quarter of 2012 and will then perform future annual qualitative analyses in the fourth quarter of subsequent years.  Additionally, the Company will perform interim analysis whenever conditions warrant.  The Company discussed this change in accounting principle with its Independent Registered Public Accounting Firm and have attached their Preference Letter as an exhibit to this Form 10-Q.

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

The gross carrying amount and accumulated amortization of amortizable intangible assets:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total	Weighted-Average Amortization Period (Years)
2012 Gross Amount:
Patents and developed technology	$2,756,757	$1,026,011	$5,839	$3,788,607	15.8
Customer relationships	45,825	—	—	45,825	5.0
Non-compete agreements	30,000	—	—	30,000	5.0
Total Gross Intangibles	$2,832,582	$1,026,011	$5,839	$3,864,432	15.6

2012 Accumulated Amortization:
Patents and developed technology	$1,642,935	$455,420	$5,581	$2,103,936
Customer relationships	43,534	—	—	43,534
Non-compete agreements	28,500	—	—	28,500
Total Gross Amortization	$1,714,969	$455,420	$5,581	$2,175,970

Net September 29, 2012 per Balance Sheet	$1,117,613	$570,591	$258	$1,688,462

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total	Weighted-Average Amortization Period (Years)
2011 Gross Amount:
Patents and developed technology	$2,714,900	$1,062,652	$5,839	$3,783,391	15.5
Customer relationships	45,825	1,921,811	—	1,967,636	5.0
Non-compete agreements	30,000	90,735	—	120,735	5.0
Total Gross Intangibles	$2,790,725	$3,075,198	$5,839	$5,871,762	11.7

2011 Accumulated Amortization:
Patents and developed technology	$1,528,007	$495,218	$5,323	$2,028,548
Customer relationships	36,660	1,921,811	—	1,958,471
Non-compete agreements	24,000	90,735	—	114,735
Total Gross Amortization	$1,588,667	$2,507,764	$5,323	$4,101,754

Net December 31, 2011 per Balance Sheet	$1,202,058	$567,434	$516	$1,770,008

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

Significant disclosures relating to these benefit plans for the third quarter and first nine months of fiscal 2012 and 2011 follow:

	Pension Benefits
	Nine Months Ended		Three Months Ended
	Sept. 29, 2012	October 1, 2011	Sept. 29, 2012	October 1, 2011
Service cost	$2,034,985	$1,590,755	$687,789	$530,252
Interest cost	2,151,392	2,212,255	723,432	737,418
Expected return on plan assets	(2,948,242)	(2,737,713)	(982,747)	(912,571)
Amortization of prior service cost	165,787	145,612	82,968	48,537
Amortization of the net loss	726,863	672,791	241,171	224,264
Net periodic benefit cost	$2,130,785	$1,883,700	$752,613	$627,900

	Postretirement Benefits
	Nine Months Ended		Three Months Ended
	Sept. 29, 2012	October 1, 2011	Sept. 29, 2012	October 1, 2011
Service cost	$130,210	$94,848	$43,403	$31,616
Interest cost	107,541	102,564	35,847	34,188
Expected return on plan assets	(72,779)	(74,475)	(24,259)	(24,825)
Amortization of prior service cost	(17,917)	(17,916)	(5,972)	(5,972)
Amortization of the net loss	-	-	-	-
Net periodic benefit cost	$147,055	$105,021	$49,019	$35,007

The Company’s funding policy with respect to its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations. In 2012, the Company is required to contribute $3,472,000 into its pension plans and $155,000 into its postretirement plan. As of September 29, 2012, the Company has made contributions totaling $2,676,000 into its pension plans and $80,000 to its postretirement plan and will make the remaining contributions as required during the remainder of the year.

The Company has a contributory savings plan under Section 401(k) of the Internal Revenue Code covering substantially all U.S. non-union employees. The plan allows participants to make voluntary contributions of up to 100% of their annual compensation on a pretax basis, subject to IRS limitations. The plan provides for contributions by the Company at its discretion. The Company made contributions of $47,463 and $144,191 in the third quarter and first nine months of 2012, respectively and $44,690 and $137,847 in the third quarter and first nine months of 2011, respectively.

Note J – Stock Based Compensation and Stock Options

The Company has stock option plans for officers, other key employees, and non-employee directors. As of September 29, 2012 two plans have shares reserved for future issuance, the 1995 and 2010 plans.  Incentive stock options granted under the 1995 and 2010 plans must have exercise prices that are not less than 100% of the fair market value of the stock on the dates the options are granted. Restricted stock awards may also be granted to participants under the 2010 plan with restrictions determined by the Compensation Committee of the Company’s Board of Directors. Under the 1995 and 2010 plans, nonqualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Company’s Board of Directors. No options or restricted stock were granted in the first nine months of 2012 or 2011.

As of September 29, 2012, there were 500,000 shares available for future grant under the above noted 2010 plan and there were no shares available for grant under the 1995 plan.  As of September 29, 2012, there were 521,000 shares of common stock reserved under all option plans for future issuance.

	Nine Months Ended September 29, 2012		Year Ended December 31, 2011
	Shares	Weighted - Average Exercise Price	Shares	Weighted - Average Exercise Price
Outstanding at beginning of period	25,500	$13.580	80,000	$12.471
Exercised	(4,500)	13.580	(54,500)	11.952
Outstanding at end of period	21,000	13.580	25,500	13.580

Options Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of September 29, 2012	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$13.58	21,000	2.2	13.580

At September 29, 2012, outstanding and exercisable options had an intrinsic value of $108,360.  The total intrinsic value of stock options exercised in the first nine months of 2012 was $12,150.  For the nine month periods ended September 29, 2012 and October 1, 2011, the Company recognized tax benefits of $0 and $98,034, respectively, resulting from the disqualification of incentive stock options that were exercised and sold prior to the required holding period.

Note K – Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2009 and non-U.S. income tax examinations by tax authorities prior to 2006.

The total amount of unrecognized tax benefits could increase or decrease within the next twelve months for a number of reasons, including the closure of federal, state and foreign tax years by expiration of the statute of limitations and the recognition and measurement considerations under FASB Accounting Standards Codification (“ASC”) 740.  There have been no significant changes to the amount of unrecognized tax benefits during the three or nine months ended September 29, 2012.  The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will not increase or decrease significantly over the next twelve months.

Note L - Financial Instruments and Fair Value Measurements

Financial Risk Management Objectives and Policies

The Company is exposed primarily to credit, interest rate and currency exchange rate risks which arise in the normal course of business.

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk for the Company is its receivable accounts with customers. The Company has established credit limits for customers and monitors their balances to mitigate the risk of loss. At September 29, 2012 and December 31, 2011, there were no significant concentrations of credit risk. No one customer represented more than 10% of the Company’s net trade receivables at September 29, 2012.  At year end 2011 only one customer exceeded 10% of total receivables.  The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable.

Interest Rate Risk

On September 29, 2012, the Company has no exposure to the risk of changes in market interest rates as the interest rates on the outstanding debt are fixed at 4.98% and 3.90%.

Fair Value Measurements

Assets and liabilities that require fair value measurement are recorded at fair value using market and income valuation approaches and considering the Company’s and counterparty’s credit risk. The Company uses the market approach and the income approach to value assets and liabilities as appropriate. There are no assets or liabilities requiring fair value measurements on September 29, 2012 or December 31, 2011.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in the Company’s financial position and results of operations for the thirty-nine weeks ended September 29, 2012. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2011 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Overview

Sales in the third quarter of 2012 increased 10% compared to the third quarter of 2011, as a result of an increase in sales of existing products in many of the markets we serve, selective price increases to customers and the introduction of new products.  In the third quarter of 2012 Industrial Hardware sales increased 9%, Security Products sales increased 1% and Metal Products sales increased 29% compared to the prior year period.

Gross margin as a percentage of sales for the three months ended September 29, 2012 increased slightly to 21% compared to 18% in the comparable period a year ago.  This increase was the result of higher sales volume, selective price increases to customers, the mix of products produced and the introduction of new products.

Sales in the first nine months of 2012 increased 16% compared to the prior year period as a result of an increase in sales of existing products in many of the markets we serve, selective price increases to customers and the introduction of new products.  Sales increased in the first nine months of 2012 by 19% in the Industrial Hardware segment, by 5% in the Security Products segment, and by 30% in the Metal Products segment compared to the prior year period.

Gross margin as a percentage of sales for the nine months ended September 29, 2012 was 21% compared to 19% in the comparable period a year ago.  This increase was the result of higher sales volume, selective price increases to customers, the mix of products produced and the introduction of new products.

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

Cash flow from operations in the first nine months of 2012 increased compared to the same period in 2011. This increase is primarily due to the higher level of earnings in the 2012 period and the associated timing differences in the collections of accounts receivable, payments of liabilities, and changes in inventories.  Cash on hand, cash flow from operations, along with the result of controlling discretionary expenditures, should enable the Company to meet all its existing obligations and continue its quarterly dividend payments.

A more detailed analysis of the Company’s results of operations and financial condition follows:

Results of Operations

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of operations as a percentage of net sales, by segment:

	Three Months Ended September 29, 2012
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	76.0%	76.1%	91.9%	79.4%
Gross margin	24.0%	23.9%	8.1%	20.6%

Selling and administrative expense	13.0%	14.8%	6.4%	12.2%
Operating profit	11.0%	9.1%	1.7%	8.4%

	Three Months Ended October 1, 2011
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	81.9%	76.1%	92.9%	81.9%
Gross margin	18.1%	23.9%	7.1%	18.1%

Selling and administrative expense	11.7%	15.6%	7.1%	12.2%
Operating profit	6.4%	8.3%	0.0%	5.9%

The following table shows the amount of change for the third quarter of 2012 compared to the third quarter of 2011 in sales, cost of products sold, gross margin, selling and administrative expenses and operating profit, by segment (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$ 1,506	$ 162	$ 1,886	$ 3,554

Volume	5.1%	-0.9%	0.0%	2.1%
Prices	0.4%	1.0%	-2.3%	0.1%
New products	3.3%	1.2%	31.3%	7.6%
	8.8%	1.3%	29.0%	9.8%

Cost of products sold	$ 147	$ 117	$ 1,663	$ 1,927
	1.0%	1.2%	27.5%	6.5%

Gross margin	$ 1,359	$ 45	$ 223	$ 1,627
	43.7%	1.5%	48.5%	24.9%

Selling and administrative expenses	$ 404	$ (64)	$ 80	$ 420
	20.0%	-3.3%	17.3%	9.5%

Operating profit	$ 955	$ 109	$ 143	$ 1,207
	87.4%	10.5%	4,592.5%	56.8%

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of income as a percentage of net sales, by segment:

	Nine Months Ended September 29, 2012
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	75.7%	75.9%	90.0%	79.0%
Gross margin	24.3%	24.1%	10.0%	21.0%

Selling and administrative expense	13.3%	15.1%	6.3%	12.3%
Operating profit	11.0%	9.0%	3.7%	8.7%

	Nine Months Ended October 1, 2011
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	80.1%	76.7%	91.1%	81.1%
Gross margin	19.9%	23.3%	8.9%	18.9%

Selling and administrative expense	13.3%	16.1%	7.1%	13.0%
Operating profit	6.6%	7.2%	1.8%	5.9%

The following table shows the amount of change for the first nine months of 2012 compared to the first nine months of 2011 in sales, cost of products sold, gross margin, selling and administrative expenses and operating profit, by segment (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$ 8,995	$ 1,664	$ 6,242	$16,901

Volume	15.6%	2.7%	2.0%	8.3%
Prices	0.4%	0.8%	1.6%	0.8%
New products	3.3%	1.0%	25.9%	7.0%
	19.3%	4.5%	29.5%	16.1%

Cost of products sold	$ 4,756	$ 988	$ 5,367	$11,111
	12.7%	3.5%	27.8%	13.1%

Gross margin	$ 4,239	$ 676	$ 875	$ 5,790
	45.6%	7.8%	46.5%	29.2%

Selling and administrative expenses	$ 1,178	$ (137)	$ 245	$ 1,286
	19.0%	-2.3%	16.5%	9.4%

Operating profit	$ 3,061	$ 813	$ 630	$ 4,504
	99.4%	30.4%	161%	73.3%

Industrial Hardware Segment

Net sales in the Industrial Hardware segment were up 9% in the third quarter of 2012 and up 19% in the first nine months compared to the prior year periods.  The higher sales in the third quarter of 2012 reflected an increase in sales of existing products to the distribution, truck accessory and military markets compared to the same period in 2011, selective price increases to customers and the introduction of new products.  The higher sales in the first nine months of 2012 reflected an increase in sales of existing products to the distribution, truck accessory, military and Class 8 truck markets compared to the same period in 2011, selective price increases to customers and the introduction of new products.  All of the new products were developed internally and included rotary latches and a venting line of products for the Class 8 truck market; an escape hatch for the military market; a door latch for the recreational vehicle market; as well as a variety of locking and latching products for the many markets we serve.

Cost of products sold for the Industrial Hardware segment increased $147,000 or 1% in the third quarter and $4.8 million or 13% in the first nine months of 2012 compared to the prior year periods.  The increase in the third quarter was primarily due to increased costs for payroll and payroll related charges of $124,000 or 3.7%, raw materials of $40,000 or 0.5%, supplies and tools of $26,000 or 10.0%, maintenance and repair of $22,000 or 57.8%, an increase in miscellaneous income of $210,000 or 411.9%, a reduction in income from the sale of scrap of $28,000 or 17.9% and an increase in the allocation of corporate expenses of $81,000 or 66.1% as compared to the same period in 2011.  The cost increases in the third quarter were reduced by favorable foreign exchange of $308,000 or 171.6% and decreases in cost for research and development of $24,000 or 58.8% as compared to the same period in 2011.  The increase in the first nine months was primarily due to increased costs for payroll and payroll related charges of $1.2 million or 12.7%, raw materials of $3.1 million or 13.7%, supplies and tools of $202,000 or 28.3%, maintenance and repair of $34,000 or 30.9%, shipping expenses of $75,000 or 12.3%, fire and liability insurance of $28,000 or 15%, engineering expenses of $53,000 or 55.3%, depreciation expense of $25,000 or 2.4%, equipment maintenance of $55,000 or 31.9%, utilities of $35,000 or 8.5%,  an increase in miscellaneous income of $308,000 or 562.3% and a reduction in income from the sale of scrap of $110,000 or 23.5% as compared to the same period in 2011.  The cost increases in the first nine months were reduced by favorable foreign exchange of $365,000 or 231.3% and decreases in cost for research and development of $65,000 or 55.1% and in the allocation of corporate expenses of $31,000 or 4.8% as compared to the same period in 2011.

Gross margin as a percent of net sales increased to 24% in the third quarter of 2012 from 18% in the 2011 quarter.  Gross margin in the first nine months of 2012 increased to 24% from 20% in the prior year period.  The increase in gross margin for the 2012 periods reflects the higher volume of sales in 2012, the mix of products produced and the changes in cost of products sold discussed above.

Selling and administrative expenses increased $404,000 or 20% in the third quarter and $1.2 million or 19% in the first nine months of 2012 compared to the prior year periods.  The increase in the third quarter was primarily due to increased payroll and payroll related charges of $246,000 or 22.5% and an increase in the allocation of corporate expenses based on the sales volume in 2012 of $98,000 or 31.4% as compared to the same period in 2011.  The increase in the first nine months was primarily due to increased payroll and payroll related charges of $700,000 or 21.1%, an increase in the allocation of corporate expenses based on the sales volume in 2012 of $322,000 or 32.8%, increased commission payments resulting from the higher sales volume in 2012 of $38,000 or 104.1% and increased bad debt expense of $40,000 or 230.4% as compared to the same period in 2011.

Security Products Segment

Net sales in the Security Products segment increased 1% in the third quarter and 5% in the first nine months of 2012 compared to the 2011 periods.  The increase in sales in the third quarter of 2012 in the Security Products segment is a combination of selective price increases to customers and sales of new products.  Sales of new products in the third quarter of 2012 included new lock products for the storage, original equipment manufacturer and locksmith markets.   The increase in sales in the first nine months of 2012 in the Security Products segment is a combination of increased sales of existing products, selective price increases to customers and sales of new products.  The increase in sales of existing products in 2012 in the Security Products segment resulted from sales to the many markets served by this segment, including: storage, cash management and commercial laundry. Sales of new products included new lock products for the storage, original equipment manufacturer, locksmith, cash management and commercial laundry markets.

Cost of products sold for the Security Products segment increased $117,000 or 1% in the third quarter and $988,000 or 4% in the first nine months of 2012 compared to the same periods in 2011.  The increase in the third quarter was primarily due to increased costs for raw materials of $107,000 or 1.6%, supplies and tools of $45,000 or 23.3% and engineering expenses of $62,000 or 27.4% as compared to the same period in 2011.  The cost increases in the third quarter were reduced by a decrease in the allocation of corporate expenses of $68,000 or 26.3% and lower miscellaneous income of $33,000 or 86.8% as compared to the same period in 2011.  The increase in the first nine months was primarily due to increased costs raw materials of $973,000 or 4.8%, supplies and tools of $25,000 or 3.9%, engineering expenses of $29,000 or 4.1%, an increase in the allocation of corporate expenses of $25,000 or 3.4% and foreign exchange of $57,000 or 941.2% as compared to the same period in 2011.  The cost increases in the first nine months were reduced by decreases in cost maintenance and repair of $28,000 or 58.3%, freight on sales of $63,000 or 47.7% and utilities of $37,000 or 18.6% as compared to the same period in 2011.

Gross margin as a percentage of sales in the third quarter was 24% in 2012 and was comparable to the prior year period and increased slightly in the first nine months to 24% from 23% in the prior year period.  The increase in the first nine months of 2012 was primarily the result of the mix of products produced, the increased sales volume and the changes in cost of products sold discussed above.

Selling and administrative expenses decreased $64,000 or 3% in the third quarter and $137,000 or 2% in the first nine months of 2012 as compared to the 2011 periods. The decrease in the third quarter was primarily due to decreased payroll and payroll related charges of $14,000 or 1.5%, a decrease in commission payments of $26,000 or 14.0% and a reduction in amortization expense in 2012 resulting from acquisition costs related to Royal Lock which were fully amortized in 2011 of $102,000 or 86.7% as compared to the same period in 2011.  The decreases in the third quarter were reduced by increased costs for advertising of $33,000 or 87.2% and other administrative charges of $37,000 or 27.3%.  The decrease in the first nine months was primarily due to a decrease in travel expenses of $52,000 or 15.8%, commission payments of $63,000 or 11.4% and a reduction in amortization expense in 2012 resulting from acquisition costs related to Royal Lock which were fully amortized in 2011 of $307,000 or 86.7% as compared to the same period in 2011.  The decreases in the first nine months were reduced by increased costs for advertising of $74,000 or 37.6%, other administrative charges of $72,000 or 14.7%, payroll and payroll related charges of $63,000 or 2.3%, and an increase in the allocation of corporate expenses based on the sales volume in 2012 of $77,000 or 7.4%,

Metal Products Segment

Net sales in the Metal Products segment were up 29% in the third quarter and up 30% in the first nine months of 2012 as compared to the prior year periods.  Sales of mining products were up 8% in the third quarter and up 16% in the first nine months of 2012 compared to the prior year periods.  The increase in sales of mining products was driven by continued strong demand in 2012 in both the U.S. and Canadian mining markets compared to the prior year periods and the introduction of new mining products.  New mining products included hexnuts, square cableheads, truss shoes, splice tubes, bearing blocks and steel mine anchor shells.  While the Company experienced continued strong demand for its mining products in the third quarter of 2012, the coal mining industry is forecasting a softening in coal usage beginning during the second half of 2012 resulting from new clean air rules enacted by the U.S. Environmental Protection Agency (“EPA”), which may negatively impact the Company.   Sales of contract castings increased 197% in the third quarter and 150% in the first nine months of 2012 from the prior year levels.  The increase in sales of contract casting was primarily the result of new products: a tie plate for the railroad industry and kicker clips and rail clamps for a solar panel application.  The Company is actively trying to develop additional new products to replace any softening in sales volume of mining products that may result from the new EPA clean air regulations.

Cost of products sold increased $1.7 million or 28% in the third quarter and $5.4 million or 28% in the first nine months of 2012 compared to the same periods in 2011.  The increase in the third quarter was primarily due to increased costs for payroll and payroll related charges of $375,000 or 16.5%, raw materials of $899,000 or 69.7%, supplies and tools of $524,000 or 68.9% and maintenance and repair of $67,000 or 77.3% as compared to the same period in 2011.  The cost increases in the third quarter were reduced by a decrease in the allocation of corporate expenses of $118,000 or 41.1% as compared to the same period in 2011.  The increase in the first nine months was primarily due to increased costs for payroll and payroll related charges of $1.5 million or 19.8%, raw materials of $2.0 million or 47.7%, supplies and tools of $1.4 million or 56.3%, maintenance and repair of $163,000 or 55.7%, depreciation expense of $53,000 or 8.1%, equipment maintenance of $65,000 or 5.6% and an increase in the allocation of corporate expenses of $227,000 or 34.7% as compared to the same period in 2011.

Gross margin as a percentage of net sales increased from 7% to 8% in the third quarter of 2012 as compared to the 2011 period and increased from 9% to 10% for the first nine months of 2012 compared to the 2011 period. The increases in both the third quarter and first nine months of 2012 as compared to the prior year periods are due to the mix of products produced, elimination of products with unacceptable profit margins, price increases to customers, and cost reductions related to improved production efficiency.

Selling and administrative expenses were up $80,000 or 17% in the third quarter and $245,000 or 17% in the first nine months of 2012 compared to the same periods in 2011.  The increase in the third quarter primarily related to an increase in the allocation of corporate expenses based on the sales volume in 2012 of $101,000 or 77.1% as compared to the 2011 period.  The increase in the third quarter was reduced by a reduction in payroll and payroll related charges of $17,000 or 10.3% as compared to the 2011 period.  The increase in the first nine months primarily related to an increase in the allocation of corporate expenses based on the sales volume in 2012 of $223,000 or 38.5%, travel expenses of $12,000 or 48.6% and other administrative expenses of $21,000 or 7.2% as compared to the 2011 period.  The increase in the third quarter was reduced by a reduction in payroll and payroll related charges of $7,000 or 1.4% as compared to the 2011 period.

Other Items

Interest expense increased 74% in the third quarter and 62% in the first nine months of 2012 compared to the prior year period due to the increased level of debt in 2012.

Other income was not material to the financial statements.

Income taxes reflected the change in the operating results.  The effective tax rates in the third quarter and first nine months of 2012 were 32% and 34%, respectively, compared to 30% and 33% in the 2011 periods.

Liquidity and Sources of Capital

The Company provided $10.8 million from its operations during the first nine months of 2012 compared to $1.7 million during the same period in 2011.  The increase in cash flows in the quarter was primarily the result of the increased earnings in the current year over the same period last year and the associated timing differences in the collections of accounts receivable, payments of liabilities, and changes in inventories.  Cash flow from operations coupled with cash on hand at the beginning of the year was sufficient to fund capital expenditures, debt service, and dividend payments.  The Company did not utilize its revolving line of credit during the third quarter.

Additions to property, plant and equipment were $3.5 million for the first nine months of 2012 compared to $2.9 million for the same period in 2011.  Total capital expenditures for 2012 are expected to be approximately $4 - $5 million.  As of September 29, 2012, there is approximately $428,000 of outstanding commitments for these capital expenditures.

The following table shows key financial ratios at the end of each period:

	Third Quarter 2012	Third Quarter 2011	Year End 2011
Current ratio	4.8	4.3	4.0
Average days’ sales in accounts receivable	46	56	45
Inventory turnover	4.4	3.8	3.9
Total debt to shareholders’ equity	10.4%	5.4%	9.8%

The following table shows important liquidity measures as of the balance sheet date for each period below (in millions):

	Third Quarter 2012	Third Quarter 2011	Year End 2011
Cash and cash equivalents
- Held in the United States	$9.5	$4.3	$5.1
- Held by foreign subsidiary	8.3	5.0	6.0
	17.8	9.3	11.1
Working capital	56.1	50.2	49.2
Net cash provided by operating activities	10.8	1.6	1.4
Change in working capital impact on net cash used in operating activities	1.2	(5.2)	(9.7)
Net cash used in investing activities	(3.5)	(2.9)	(3.4)
Net cash (used in)/provided by financing activities	(0.7)	(1.7)	0.8

U.S. income taxes have not been provided on the undistributed earnings of the Company’s foreign subsidiaries except where required under U.S. tax laws.  The Company would be required to accrue and pay United States income taxes to repatriate the funds held by foreign subsidiaries not otherwise provided. The Company intends to reinvest these earnings outside the United States indefinitely.

All cash held by foreign subsidiaries is readily convertible into other currencies, including the U.S. Dollar.

Total inventories as of September 29, 2012 were $29.0 million, compared to $29.8 million at year end 2011 and $29.7 million at the end of the third quarter of 2011.  Accounts receivable were $19.7 million at September 29, 2012, $18.6 million at year end 2011 and $22.2 million at the end of the third quarter of fiscal 2011.  The balance at October 1, 2011 was higher related to slower than anticipated collections at the end of the quarter.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of the end of the quarter ended September 29, 2012, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 240.13a-15.  As defined in Exchange Act Rules 240.13a-15(e) and 240.15d-15(e), “the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based upon that evaluation, the CEO and CFO concluded that the Company’s current disclosure controls and procedures were effective as of the September 29, 2012 evaluation date.

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

99(6)) Form 8-K filed on August 16, 2012 setting forth the amendment of the Employment Agreement dated February 22, 2005 with Leonard F. Leganza is incorporated herein by reference.

99(7)) Form 8-K filed on October 24, 2012 setting forth the press release reporting the Company’s earnings for the quarter ended September 29, 2012 is incorporated herein by reference.

99(8)) Preference Letter from Fiondella, Milone and LaSaracina LLP, the Company’s Independent Registered Public Accounting Firm dated October 19, 2012 relating to a change in the date of goodwill impairment evaluation is attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE EASTERN COMPANY
(Registrant)
DATE: November 6, 2012	/s/Leonard F. Leganza
Leonard F. Leganza Chairman, President and Chief Executive Officer

DATE: November 6, 2012	/s/John L. Sullivan III
John L. Sullivan III Vice President and Chief Financial Officer