Form 10-K
period 2012-12-29
EASTERN CO
filed 2013-03-13
CIK 31107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the Fiscal Year ended December 29, 2012
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

Securities registered pursuant to Section 12(b) of the Act:  Common Stock No Par Value
                                                                                                           (Title of Class)

Securities registered pursuant to Section 12(g) of the Act: None

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
                                                                                                                                                                       Yes [  ]  No [X]

As of June 30, 2012, the last day of registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $89,746,341 (based on the closing sales price of the registrant’s common stock on the last trading date prior to that date). Shares of the registrant’s common stock held by each officer and director and shares held in trust by the pension plans of the Company have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 25, 2013, 6,219,749 shares of the registrant’s common stock, no par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the annual proxy statement dated March 13, 2013 are incorporated by reference into Part III.

The Eastern Company
Form 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 29, 2012

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

RECENT DEVELOPMENTS

On December 14, 2012 the Company paid a one-time extra dividend of $0.10 per share in addition to its 289th regular consecutive quarterly dividend of $0.10 per share.

In February 2012, the Board of Directors of the Company voted to increase the quarterly dividend by 11% effective in the first quarter of 2012.

On December 15, 2011 the Company voluntarily transferred its stock exchange listing from the NYSE Amex Exchange to The NASDAQ Stock Market LLC.

(b)  Financial Information about Industry Segments

Financial information about industry segments is included in Note 10 to the Company’s financial statements, included at Item 8 of this Annual Report on Form 10-K.

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

Typical products include passenger restraint locks, slam and draw latches, dead bolt latches, compression latches, cam-type vehicular locks, hinges, tool box locks, light-weight sleeper boxes and vents for Class 8 trucks and school bus door closure hardware. The products are sold directly to original equipment manufacturers and to distributors through a distribution channel consisting of in-house salesmen and outside sales representatives. Sales and customer service efforts are concentrated through in-house sales personnel where greater representation of our diverse product lines can be promoted across a variety of markets.

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

Although there has been strong demand for our mine roof support products in recent years, the Metal Products segment is actively developing new products to replace any softening in future sales volume of mining products that may result from the new EPA clean air regulations or competitive pricing from natural gas that may impact demand for coal.

General

Raw materials and outside services were readily available from domestic sources for all of the Company’s segments during 2012 and are expected to be readily available in 2013 and the foreseeable future.  The Company also obtains materials from Asian affiliated and nonaffiliated sources. The Company has not experienced any significant problems obtaining material from its Asian sources in 2012 and does not expect any such problems in 2013.  In 2010, 2011 and 2012, the Company experienced price increases for many of the raw materials used in producing its products, including: scrap iron, zinc, brass and stainless steel.  The Company expects raw material prices to continue increasing as demand for raw materials increases as the world economy grows.  These raw material cost increases could negatively impact the Company’s gross margin if raw material prices increase too rapidly for the Company to recover those cost increases through either price increases to our customers or cost reductions in other areas of the businesses.

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

Customer lists for all business segments are broad-based geographically and by markets, and sales are generally not highly concentrated by customer. No customer equaled 10% or more of the Company’s consolidated sales for any year presented.

The dollar amount of the backlog of orders received by the Company believed to be firm as of the fiscal year end December 29, 2012 is $20,281,000, as compared to $22,234,000 at December 31, 2011.  The primary reasons for the decrease from 2011 to 2012 was the timing of orders received from customers.

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

Research and development expenditures in 2012 were $814,000 and represented less than 1% of gross revenues. In 2011 and 2010 they were $826,000 and $739,000, respectively. The research costs are primarily attributable to the Greenwald Industries and Eberhard Mfg. divisions. Greenwald performs ongoing research, in both the mechanical and smart card product lines, which is necessary in order to remain competitive and to continue to provide technologically advanced smart card systems. Eberhard develops new products for the various markets they serve based on changing customer requirements to remain competitive. Other research projects include the development of various locks, and transportation and industrial hardware products.

The Company does not anticipate that compliance with federal, state or local environmental laws or regulations will have a material effect on the Company’s capital expenditures, earnings or competitive position.

The average number of employees in 2012 was 729.

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

Financial information about foreign and domestic operations’ revenues and identifiable assets is included in Note 10 to the Company’s financial statements, included at Item 8 of this Annual Report on Form 10-K. Information about risks attendant to the Company’s foreign operations is set forth at Item 1A of this Annual Report on Form 10-K.

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

During 2013, union contracts covering approximately 19% of the total workforce of the Company will expire.  The Company has been successful in negotiating new contracts over the years, but cannot guarantee that will continue. Failure to negotiate new union contracts could result in disruption of production, inability to deliver product or a number of unforeseen circumstances, any of which could have an unfavorable material impact on the Company’s results of operations or financial statements.

Deterioration in the creditworthiness of several major customers could have a material impact on the Company’s business, financial condition or results of operations.

Included as a significant asset on the Company’s balance sheet are accounts receivable from our customers.  If several large customers become insolvent or otherwise unable to pay for products, or become unwilling or unable to make payments in a timely manner, it could have an unfavorable material impact on the Company’s results of operations or financial statements.  Although the Company is not dependent on any one customer, deterioration in several large customers at the same time could have an unfavorable material impact on the Company’s results of operations or financial statements.  No customers exceeded 10% of total accounts receivable for 2012 or 2010.  At the end of 2011 only one customer had an outstanding accounts receivable balance that exceeded 10% of total accounts receivable.

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

The Industrial Hardware Group includes the following:

The Eberhard Manufacturing Division in Strongsville, Ohio owns 9.6 acres of land and a building containing 138,000 square feet, located in an industrial park. The building is steel frame, one-story, having curtain walls of brick, glass and insulated steel panel. The building has two high bays, one of which houses two units of automated warehousing.  Eberhard is planning an expansion to add an additional 19,680 square feet during 2013 to its existing facility.

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

The Canadian Commercial Vehicles Corporation (“CCV”), a wholly-owned subsidiary in Kelowna, British Columbia, leases 46,385 square feet of building space located in an industrial park. The building is made from brick and concrete, contains approximately 5,400 square feet of office space on two levels and houses a modern paint booth for finishing our products. The building is protected by a F1 rated fire suppression system and alarmed for fire and security. The current lease expires December 31, 2015 and is renewable.  Effective March 1, 2011, CCV is leasing an additional facility containing approximately 32,807 square feet of building space, located in Tillsonburg, Ontario.  The lease on the Tillsonburg facility expires August 31, 2013.

The Eastern Industrial Ltd., a wholly-owned subsidiary in Shanghai, China, leases brick and concrete buildings containing approximately 47,500 square feet, located in both industrial and commercial areas. A five-year lease was signed in 2009, which expires on March 31, 2014.

The Sesamee Mexicana subsidiary leases 42,588 square feet in a facility located in an industrial park in Lerma, Mexico.  The current lease expires November 30, 2015 and is renewable.  The building is steel framed with concrete block and glass curtain walls.

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

During 2010, the Company was contacted by the State of Illinois regarding potential ground contamination at our plant in Wheeling, Illinois.  The Company enlisted into a voluntary remediation program in Illinois and has engaged an environmental clean-up company to perform testing and develop a remediation plan, if needed.  No estimate for the cost of any potential remediation was available when this Form 10-K was filed with the SEC.

During 2008, the U.S. Environmental Protection Agency identified the Company as a potentially responsible party in connection with a site in Cleveland, Ohio based on the ownership of the site by a division of the Company in the 1960’s.  According to the Agency, the current occupant of the site filed for bankruptcy, leaving behind plating operations which required remedial action.  The Company declined to participate in the remedial action, and intends to defend against any efforts of the Agency to impose any liability against the Company for environmental conditions on this site which may have occurred in the years since its ownership.

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

The Company’s common stock is traded on the NASDAQ (ticker symbol EML). The approximate number of record holders of the Company common stock on December 29, 2012 was 454.

High and low stock prices and dividends for the last two years were:

	2012			2011
	Market Price				Market Price
Quarter	High	Low	Dividend	Quarter	High	Low	Dividend
First	$20.70	$18.45	$.10	First	$20.01	$17.02	$.09
Second	26.49	15.17	.10	Second	19.90	15.75	.09
Third	20.25	16.21	.10	Third	19.75	16.05	.09
Fourth	18.85	13.38	.20 #	Fourth	24.00	17.67	.09

# - The Company paid an additional one-time extra dividend of $0.10 in the fourth quarter of 2012.

The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements, and financial conditions. The payment of dividends is subject to the restrictions of the Company’s loan agreement if such payment would result in an event of default. See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 4 to the Company’s financial statements included at Item 8 of this Annual Report on Form 10-K.

The following table sets forth information regarding securities authorized for issuance under the Company’s equity compensation plans as of December 29, 2012, including the Company’s 1995 and 2010 plans.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	21,0001	$13.58	500,0002
Equity compensation plans not approved by security holders	-	-	-
Total	21,000	13.58	500,000

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

There were no issuer purchases of securities during the fourth quarter of 2012.  The Company does not have any share repurchase plans or programs.

Stock Performance Graph

The following graph sets forth the Company’s cumulative total shareholder return based upon an initial $100 investment made on December 31, 2007 (i.e., stock appreciation plus dividends during the past five fiscal years) compared to the Wilshire 5000 Index and the S&P Industrial Machinery Index.

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

	Dec. 07	Dec. 08	Dec. 09	Dec. 10	Dec. 11	Dec. 12
The Eastern Company	$100	$48	$77	$106	$121	$99
Wilshire 5000	$100	$63	$81	$94	$95	$111
S&P Industrial Machinery	$100	$60	$84	$114	$103	$132

Copyright© 2013 Standard & Poor's, a division of The McGraw-Hill Companies Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm)

ITEM 6	SELECTED FINANCIAL DATA

		2012	2011	2010	2009	2008
	INCOME STATEMENT ITEMS (in thousands)
	Net sales	$ 157,509	$ 142,856	$ 130,130	$ 112,665	$ 135,878
	Cost of products sold	124,157	115,504	103,458	92,031	110,415
	Depreciation and amortization	3,440	3,707	3,943	4,103	4,128
	Interest expense	369	231	266	1,728	1,064
	Income before income taxes	13,225	8,507	8,248	1,902	6,043
	Income taxes	4,599	3,002	2,705	865	1,538
	Net income	8,626	5,505	5,543	1,036	4,505
	Dividends #	3,109	2,224	3,182	2,155	1,938

	BALANCE SHEET ITEMS (in thousands)
	Inventories	$ 29,385	$ 29,793	$ 28,190	$ 24,520	$ 30,797
	Working capital	56,920	48,681	48,262	44,280	48,745
	Property, plant and equipment, net	25,661	24,634	24,464	22,974	23,911
	Total assets	115,854	106,700	102,353	100,872	106,017
	Shareholders’ equity	71,582	69,158	70,044	66,597	62,482
	Capital expenditures	4,217	3,395	4,733	2,226	2,331
	Long-term obligations, less current portion	6,071	3,036	3,750	4,286	11,429

	PER SHARE DATA
	Net income per share
	Basic	$ 1.39	$ .89	$ .91	$ .17	$ .77
	Diluted	1.38	.89	.90	.17	.73
	Dividends #	.50	.36	.52	.36	.33
	Shareholders’ equity (Basic)	11.51	11.19	11.47	11.13	10.63

Average shares outstanding:	Basic	6,216,931	6,178,664	6,104,711	5,985,640	5,875,140
	Diluted	6,233,375	6,216,193	6,192,019	6,241,780	6,159,563

# - 2012 dividends include a one-time extra payment of $0.10 per share distributed on 12/14/2012. 2010 dividends include a one-time extra payment of $0.16 per share distributed on 12/15/2010.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

Net sales for 2012 increased 10% to $157.5 million from $142.9 million in 2011.  Net income for 2012 increased 57% to $8.6 million, or $1.38 per diluted share, from $5.5 million, or $.89 per diluted share in 2011.  Net sales in the Industrial Hardware segment increased approximately 9% in 2012, resulting primarily from strong demand for lightweight composite products such as the sleeper boxes for the Class 8 truck market and panels used in the electronic white board market, in addition to new products such as the vent product line designed for the Class 8 truck market.  Net sales in the Security Products segment increased approximately 5% in 2012, primarily due to increased sales of products to the commercial laundry market and the introduction of new lock products into several of the markets we serve.  The Metal Products segment net sales increased approximately 22% in 2012, resulting primarily from the continued strong demand for our mine roof support products and sales of new products; a tie plate for the railroad industry and kicker clips and rail clamps for a solar panel application.

Fourth Quarter 2012 Compared to Fourth Quarter 2011

The following table shows, for the fourth quarter of 2012 and 2011, selected line items from the consolidated statements of income as a percentage of net sales, by segment.

	2012 Fourth Quarter
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	77.2%	77.5%	82.1%	78.4%
Gross margin	22.8%	22.5%	17.9%	21.6%
Selling and administrative expense	14.2%	17.0%	6.9%	13.5%
Operating profit	8.6%	5.5%	11.0%	8.1%

	2011 Fourth Quarter
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	78.2%	74.6%	93.2%	80.2%
Gross margin	21.8%	25.4%	6.8%	19.8%
Selling and administrative expense	12.4%	18.7%	6.8%	13.1%
Operating profit	9.4%	6.7%	0.0%	6.7%

The following table shows the amount of change from the fourth quarter of 2011 to the fourth quarter of 2012 in sales, cost of products sold, gross margin, selling and administrative expenses and operating profit, by segment (dollars in thousands).

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$(2,845)	$501	$96	$(2,248)
Volume	-19.1%	2.4%	-5.5%	-10.2%
Prices	0.1%	0.9%	0.8%	0.5%
New Products	4.4%	1.3%	6.0%	3.8%
	-14.6%	4.6%	1.3%	-5.9%

Cost of products sold	$(2,392)	$714	$(768)	$(2,446)
	-15.7%	8.7%	-10.8%	-8.0%

Gross margin	$(453)	$(213)	$864	$198
	-10.7%	-7.6%	167.0%	2.6%

Selling and administrative expenses	$(47)	$(105)	$14	$(138)
	-1.9%	-5.1%	2.7%	-2.8%

Operating profit	$(406)	$(108)	$850	$336
	-22.2%	-14.7%	167,406.0%	13.1%

Net sales in the fourth quarter of 2012 decreased 6% to $35.8 million from $38.1 million a year earlier.  The decrease in sales in the fourth quarter from 2011 to 2012 is primarily attributable to a drop in sales of our lightweight composite panels for use in the electronic white board industry.  Net sales were favorably impacted by the introduction of new products and selective price increases to customers.

Cost of products sold in the fourth quarter decreased $2.4 million or 8% from 2011 to 2012.  The most significant factors resulting in changes in cost of products sold in the fourth quarter of 2012 compared to 2011 fourth quarter included:

▪	an increase of $0.4 million or 4% in costs for payroll and payroll related charges;
▪	an increase of $0.2 million or 18% in costs for supplies and tools;
▪	an increase of $0.1 million or 143% in foreign exchange;
▪	an increase of $0.1 million or 34% from the sale of scrap;
▪	a decrease of $2.7 million or 15% in raw materials;
▪	a decrease of $0.3 million or 80% for miscellaneous expenses;
▪	a decrease of $0.1 million or 10% in utilities;
▪	and a decrease of $0.1 million or 85% for research and development.

Gross margin as a percentage of net sales for the fourth quarter of 2012 was 22% compared to 20% in the fourth quarter of 2011.  The increase is primarily the result of the mix of products produced, the introduction of new products and selective price increases to customers.

Selling and administrative expenses for the fourth quarter of 2012 decreased $0.1 million or 3% compared to the prior year quarter. The most significant factors resulting in changes in selling and administrative expenses in the fourth quarter of 2012 compared to 2011 fourth quarter included:

▪	an increase of $0.1 million or 10% in other administrative expenses;
▪	an increase of $0.1 million or 620% in bad debt expenses;
▪	a decrease of $0.2 million or 4% in payroll and payroll related charges;
▪	and a decrease of $0.1 million or 20% in travel expenses.

Net income for the fourth quarter of 2012 increased 18% to $1.7 million (or $.28 per diluted share) from $1.5 million (or $.24 per diluted share) a year earlier.

Authoritative Accounting Guidance

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

In July 2012, the FASB issued authoritative guidance to amend previous guidance on the annual and interim testing of indefinite-lived intangible assets for impairment.  The guidance provides entities with the option of first assessing qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount.  If it is determined, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not less than the carrying amount, a quantitative impairment test would still be required.  The Company adopted this guidance effective December 30, 2012 and it had no impact on the consolidated financial statements of the Company.

In February 2013, the FASB issued authoritative guidance which adds new disclosure requirements for items reclassified out of Accumulated Other Comprehensive Income.  The guidance requires that an entity present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of Accumulated Other Comprehensive Income based on its source and the income statement line items affected by the reclassification. The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2012.  The Company adopted this guidance effective December 30, 2012 and it had no impact on the consolidated financial statements of the Company.

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

Goodwill and Other Intangible Assets

Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited. Goodwill and other intangible assets with indefinite useful lives are not amortized. During the third quarter of 2012 the Company elected to change its annual impairment testing of goodwill and trademarks from the second quarter of its fiscal year to the fourth quarter of its fiscal year.  The Company discussed this change in accounting principle with its Independent Registered Public Accounting Firm and attached their Preference Letter as an exhibit to the Form 10-Q for the quarter ending September 29, 2012.  The Company completed a qualitative assessment in the second quarter of 2012 and determined it is more likely than not that no impairment of goodwill existed at that time.  The Company performed another qualitative assessment as of the end of fiscal 2012 and determined it is more likely than not that no impairment of goodwill existed at the end of 2012.  The Company will perform annual qualitative assessments in subsequent years as of the end of each fiscal year.  Additionally, the Company will perform interim analysis whenever conditions warrant.

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

The discount rate used is based on a single equivalent discount rate derived with the assistance of our actuaries by matching expected future benefit payments in each year to the corresponding spot rates from the Citigroup Pension Liability Yield Curve, comprised of high quality (rated AA or better) corporate bonds.  The expected long-term rate of return on assets is also developed with input from the Company’s actuarial firms. We consider the Company’s historical experience with pension fund asset performance, the current and expected allocation of our plan assets, and expected long-term rates of return. The long-term rate-of-return assumption used for determining net periodic pension expense for 2012 was 8.0%. The Company reviews the long-term rate of return each year. Future actual pension income and expense will depend on future investment performance, changes in future discount rates, and various other factors related to the population of participants in the Company’s pension plans.

The Company expects to make cash contributions of approximately $1.9 million and $155,000 to its pension plans and postretirement plan, respectively, in 2013.

RESULTS OF OPERATIONS

Fiscal 2012 Compared to Fiscal 2011

The following table shows, for 2012 and 2011, selected line items from the consolidated statements of income as a percentage of net sales, by segment.

	Industrial	Security	Metal
	Hardware	Products	Products	Total
	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	76.0%	76.3%	88.2%	78.8%
Gross margin	24.0%	23.7%	11.8%	21.2%
Selling and administrative expense	13.5%	15.5%	6.5%	12.6%
Operating profit	10.5%	8.2%	5.3%	8.6%

	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	79.6%	76.2%	91.6%	80.9%
Gross margin	20.4%	23.8%	8.4%	19.1%
Selling and administrative expense	13.0%	16.7%	7.0%	13.0%
Operating profit	7.4%	7.1%	1.4%	6.1%

The following table shows the amount of change from 2011 to 2012 in sales, cost of products sold, gross margin, selling and administrative expenses, and operating profit, by segment (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$6,149	$2,166	$6,338	$14,653
Volume	5.4%	2.6%	0.0%	3.4%
Prices	0.3%	0.8%	1.3%	0.7%
New Products	3.6%	1.1%	20.7%	6.2%
	9.3%	4.5%	22.0%	10.3%

Cost of products sold	$2,363	$1,702	$4,599	$8,664
	4.5%	4.7%	17.4%	7.5%

Gross margin	$3,786	$464	$1,739	$5,989
	28.0%	4.1%	72.5%	21.9%

Selling and administrative expenses	$1,132	$(242)	$260	$1,150
	13.1%	-3.0%	12.9%	6.2%

Operating profit	$2,654	$706	$1,479	$4,839
	54.0%	20.7%	377.8%	55.5%

Industrial Hardware Segment

Net sales in the Industrial Hardware segment increased 9% in 2012 from the 2011 level. The higher sales in 2012 reflected an increase in sales of existing products to the distribution, service body, truck accessory, military and Class 8 truck markets compared to the same period in 2011, selective price increases to customers and the introduction of new products.  All of the new products were developed internally and included rotary latches and a venting line of products for the Class 8 truck market; an escape hatch for the military market; a door latch for the recreational vehicle market; as well as a variety of locking and latching products for the many markets we serve.

Cost of products sold for the Industrial Hardware segment increased $2.4 million or 5% from 2011 to 2012.  The most significant factors resulting in changes in cost of products sold in 2012 compared to 2011 included:

▪	an increase of $1.1 million or 3% in raw materials;
▪	an increase of $1.0 million or 7% in costs for payroll and payroll related charges;
▪	an increase of $0.2 million or 18% in costs for supplies and tools;
▪	an increase of $0.2 million or 28% from the sale of scrap;
▪	an increase of $0.1 million or 22% related to costs for maintenance and repairs;
▪	an increase of $0.1 million or 72% in engineering expenses;
▪	an increase of $0.1 million or 24% for fire and liability insurance;
▪	a decrease of $0.4 million or 209% in foreign exchange;
▪	and a decrease of $0.1 million or 67% for research and development.

Gross margin as a percentage of net sales for the Industrial Hardware segment increased from 20% in 2011 to 24% in 2012.  The increase in gross margin for the 2012 period reflects the higher volume of sales in 2012, the mix of products produced and the changes in cost of products sold discussed above.

Selling and administrative expenses in the Industrial Hardware segment increased $1.1 million or 13% from 2011 to 2012.  The most significant factors resulting in changes in selling and administrative expenses in the Industrial Hardware segment in 2012 compared to 2011 included:

▪	an increase of $1.1 million or 18% in payroll and payroll related charges;
▪	a increase of $0.1 million or 99% in commission payments;
▪	and a decrease of $0.1 million or 19% in travel expenses.

Security Products Segment

Net sales in the Security Products segment increased 5% from 2011 to 2012. The increase in sales in 2012 in the Security Products segment is a combination of increased sales of existing products, selective price increases to customers and sales of new products.  The increase in sales of existing products in 2012 in the Security Products segment resulted from sales to the many markets served by this segment, including: storage, cash management and commercial laundry. Sales of new products included new lock products for the storage, original equipment manufacturer, locksmith, cash management and commercial laundry markets.  The new products included locker locks and end brackets for the electronic enclosure market; a mailbox lock and a mini “D” ring handle assembly for the storage market; a puck lock for the OEM market; as well as a variety of other lock products for various markets.  Sales of new products for the commercial laundry industry included the new “Flash Cash” advanced, contactless and wireless cash payment system, Pinmate and Digicoin.

Cost of products sold for the Security Products segment increased $1.7 million or 5% from 2011 to 2012.  The most significant factors resulting in changes in cost of products sold in 2012 compared to 2011 included:

▪	an increase of $1.4 million or 5% in raw materials;
▪	an increase of $0.2 million or 178% in foreign exchange;
▪	an increase of $0.1 million or 14% in costs for supplies and tools;
▪	an increase of $0.l million or 8% for engineering expenses;
▪	and a decrease of $0.1 million or 49% for outbound freight.

Gross margin for 2012 of 24% was comparable to the 2011 period as a percentage of net sales for the Security Products segment.

Selling and administrative expenses in the Security Products segment decreased $0.2 million or 3% from 2011 to 2012.  The most significant factors resulting in changes in selling and administrative expenses in the Security Products segment in 2012 compared to 2011 included:

▪	an increase of $0.2 million or 34% in other administrative expenses;
▪	an increase of $0.1 million or 1% in payroll and payroll related charges;
▪	an increase of $0.1 million or 283% in bad debt expenses;
▪	a decrease of $0.3 million or 83% in amortization expense;
▪	a decrease of $0.1 million or 10% in commission payments;
▪	a decrease of $0.1 million or 27% in advertising expenses;
▪	and a decrease of $0.1 million or 15% in travel expenses.

Metal Products Segment

Net sales in the Metal Products segment increased 22% from 2011 to 2012.  Sales of mine products increased 11% in 2012 compared to 2011.  The increase in sales of mining products was driven by continued strong demand in 2012 in both the U.S. and Canadian mining markets compared to the prior year periods and the introduction of new mining products.  New mining products included hexnuts, square cableheads, truss shoes, splice tubes, bearing blocks and steel mine anchor shells.  The Company was not impacted during 2012 by the coal mining industry forecast of softening demand for coal beginning during the second half of 2012 resulting from new clean air rules enacted by the U.S. Environmental Protection Agency (“EPA”).  The Company is actively trying to develop additional new products to replace any softening in future sales volume of mining products that may result from the new EPA clean air regulations.  Sales of contract casting products increased 131% from 2011 levels.  The increase in sales of contract castings in 2012 was primarily the result of new products which included: a tie plate for the railroad industry and kicker clips and rail clamps for a solar panel application.

Cost of products sold for the Metal Products segment increased $4.6 million or 17% from 2011 to 2012.  The most significant factors resulting in changes in cost of products sold in 2012 compared to 2011 included:

▪	an increase of $1.1 million or 16% in raw materials;
▪	an increase of $1.2 million or 11% in costs for payroll and payroll related charges;
▪	an increase of $1.5 million or 48% in costs for supplies and tools;
▪	an increase of $0.3 million or 13% related to costs for maintenance and repairs;
▪	an increase of $0.1 million or 9% in costs for depreciation;
▪	and a decrease of $0.1 million or 8% for utility costs, resulting primarily from lower natural gas prices in 2012.

Gross margin as a percentage of sales in the Metal Products segment increased from 8% in 2011 to 12% in 2012.  The improvement in gross margin compared to the prior year is due to increased sales volume, the mix of products produced, elimination of products with unacceptable profit margins, price increases to customers, and cost reductions related to improved production efficiency.

Selling and administrative expenses in the Metal Products segment increased $0.3 million or 13% from 2011 to 2012.  The most significant factor resulting in changes in selling and administrative expenses in the Metal Products segment in 2012 compared to 2011 was:

▪	an increase of $0.2 million or 17% in payroll and payroll related charges.

Other Items

The following table shows the amount of change from 2011 to 2012 in other items (dollars in thousands):

Total
Interest expense	$138
60%

Other income	$16
62%

Income taxes	$1,597
53%

Interest expense increased from 2011 to 2012 due to the increased level of debt in 2012.

Other income which is not material to the financial statements increased from 2011 to 2012 due to higher cash balances in the Company’s cash management program in 2012.

Income taxes – the effective tax rate for 2012 was 35% and was comparable to the 2011 rate.

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

Cost of products sold for the Industrial Hardware segment increased $8.6 million or 20% from 2010 to 2011.  The most significant factors resulting in changes in cost of products sold in 2011 compared to 2010 included:

▪	an increase of $6.2 million or 23% in raw materials;
▪	an increase of $1.6 million or 13% in costs for payroll and payroll related charges;
▪	an increase of $0.3 million or 65% for shipping expenses;
▪	an increase of $0.2 million or 47% for equipment rental;
▪	an increase of $0.2 million or 596% in foreign exchange;
▪	and an increase of $0.1 million or 15% in costs for supplies and tools.

Gross margin as a percentage of net sales for the Industrial Hardware segment decreased to 20% in 2011 from the 2010 level of 24%.  The decrease in gross margin is due to the mix of products produced and the increased cost of products sold noted in the above paragraph.

Selling and administrative expenses in the Industrial Hardware segment increased $0.2 million or 3% from 2010 to 2011.  The most significant factor resulting in changes in selling and administrative expenses in the Industrial Hardware segment in 2011 compared to 2010 was:

▪	an increase of $0.2 million or 5% in payroll and payroll related charges.

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

Cost of products sold for the Security Products segment increased $1.9 million or 5% from 2010 to 2011.  The most significant factors resulting in changes in cost of products sold in 2011 compared to 2010 included:

▪	an increase of $2.7 million or 11% in raw materials;
▪	an increase of $0.l million or 17% for engineering expenses;
▪	a decrease of $0.3 million or 158% in foreign exchange;
▪	a decrease of $0.3 million or 1424% in miscellaneous income;
▪	a decrease of $0.2 million or 28% in depreciation expenses;
▪	and a decrease of $0.1 million or 23% for outbound freight.

Gross margin for 2011 of 24% was comparable to the 2010 period as a percentage of net sales for the Security Products segment.

Selling and administrative expenses in the Security Products segment increased $0.2 million or 3% from 2010 to 2011.  The most significant factors resulting in changes in selling and administrative expenses in the Security Products segment in 2011 compared to 2010 included:

▪	an increase of $0.4 million or 13% in payroll and payroll related charges;
▪	an increase of $0.1 million or 31% in travel expenses;
▪	a decrease of $0.1 million or 85% in bad debt expenses;
▪	a decrease of $0.1 million or 21% in amortization expense;
▪	and a decrease of $0.1 million or 15% in advertising expenses.

Metal Products Segment

Net sales in the Metal Products segment increased 8% from 2010 to 2011.  Sales of mine products increased 12% in 2011 compared to 2010.  The increase in sales of mining products was driven by continued strong demand in both the U.S. and Canadian mining markets compared to the prior year period.  Sales of contract casting products decreased 31% from 2010 levels.  The decrease in sales of contract castings in 2011 was primarily because our 2010 period benefited from a temporary shutdown of production at a competing foundry.  Sales of new products in 2011 were new steel shells for the mining industry.

Cost of products sold for the Metal Products segment increased $1.6 million or 6% from 2010 to 2011.  The most significant factors resulting in changes in cost of products sold in 2011 compared to 2010 included:

▪	an increase of $2.0 million or 43% in raw materials;
▪	an increase of $0.2 million or 3% in costs for payroll and payroll related charges;
▪	an increase of $0.1 million or 6% for utility costs;
▪	a decrease of $0.5 million or 14% in costs for supplies and tools;
▪	and a decrease of $0.2 million or 12% related to costs for maintenance and repairs.

Gross margin as a percentage of sales in the Metal Products segment increased from 7% in 2010 to 8% in 2011.  The improvement in gross margin is due to the mix of products produced, elimination of products with unacceptable profit margins, price increases to customers, and improvement in manufacturing processes resulting from the $2.5 million capital expenditure program in 2010.

Selling and administrative expenses in the Metal Products segment increased $0.1 million or 3% from 2010 to 2011.  The most significant factor resulting in changes in selling and administrative expenses in the Metal Products segment in 2011 compared to 2010 was:

▪	an increase of $0.1 million or 8% in payroll and payroll related charges.

Other Items

The following table shows the amount of change from 2010 to 2011 in other items (dollars in thousands):

Total
Interest expense	$(35)
-13%

Other income	$23
776%

Income taxes	$297
11%

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

Liquidity and Sources of Capital

The Company’s financial position remained strong in 2012.  The primary source of the Company’s cash is earnings from operating activities adjusted for cash generated from or used for net working capital.  The most significant recurring non-cash items included in net income are depreciation and amortization expense.  Changes in working capital fluctuate with the changes in operating activities.  As sales increase, there generally is an increased need for working capital.  Since increases in working capital reduce the Company’s cash, management attempts to keep the Company’s investment in net working capital at a reasonable level by closely monitoring inventory levels and matching production to expected market demand, keeping tight control over the collection of receivables, and optimizing payment terms on its trade and other payables.

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

The following table shows key financial ratios at the end of each year:

	2012	2011	2010
Current ratio	4.8	4.0	4.9
Average days’ sales in accounts receivable	47	45	47
Inventory turnover	4.2	3.9	3.7
Ratio of working capital to sales	36.1%	34.5%	37.1%
Total debt to shareholders’ equity	10.5%	9.8%	6.4%

The following table shows important liquidity measures as of the fiscal year end balance sheet date for each of the preceding three years (in millions):

	2012	2011	2010
Cash and cash equivalents
- Held in the United States	$10.4	$5.2	$6.9
- Held by foreign subsidiary	8.1	5.9	5.3
	18.5	11.1	12.2
Working capital	56.9	48.6	48.3
Net cash provided by operating activities	13.6	1.4	9.5
Change in working capital impact on net cash (used)/provided by operating activities	0.3	(9.7)	(0.8)
Net cash used in investing activities	(4.2)	(3.4)	(4.7)
Net cash provided by/(used in) financing activities	(2.3)	0.8	(9.4)

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

The $12.2 million increase in net cash provided by operating activities is a result of the increased earnings level and the Company’s ability to control inventory and account receivable levels during the year.  The $8.1 million decrease in net cash provided by operating activities from 2010 to 2011 was primarily related to the $5 million discretionary contribution made to the Company’s salaried pension plan in December 2011.  The major reasons for the contribution were to reduce 2011 cash payments for federal income taxes, to reduce future years’ pension expense, and to attempt to take advantage of the spread between borrowing rates and expected investment return.  The remaining changes were related to the reasonable increases in accounts receivable and inventory given the Company’s increase in revenues during the year.

In Fiscal 2012, the impact on cash from the net change in working capital was $0.3 million.  In Fiscal 2011, the impact on cash from the net change in working capital was ($9.7) million resulting mainly from the $5 million discretionary pension payment described above as well as the increases in accounts receivable and inventory which were anticipated given the increased revenue.   In Fiscal 2010, the impact on cash from the net change in working capital was ($0.8) million resulting from cash used for changes in accounts receivable, inventory, prepaid expenses, other assets and other accrued expenses of $5.5 million, offset by cash provided by changes in accounts payable, pension and accrued compensation of $4.7 million.

Virtually the entire amount of cash used in investing activities in Fiscal 2012, 2011 and 2010 was for the purchase of fixed assets.  Capital expenditures in Fiscal 2013 are expected to be in the range of $4 million.

In Fiscal 2012, the Company used approximately $2.3 million of cash for financing activities.  In January 2012, the Company obtained a second term note in the amount of $5 million, and paid off the $3 million revolver that was in place at the end of Fiscal 2011.  In addition, the Company paid approximately $1.3 million of the term balance in regular quarterly payments.  The Company paid dividends during the year totaling approximately $3.1 million.

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

In Fiscal 2010, the Company used approximately $9.4 million of cash for financing activities.  A net of approximately $7 million was used for debt repayments and the related refinancing that was completed on January 29, 2010.  The Company also issued a one-time extra dividend in December 2010 which increased dividend payments to $3.2 million for Fiscal 2010 from approximately $2.2 million in Fiscal 2009.  This use of cash was partially offset by $726,000 in net cash proceeds related to the exercise of stock options during 2010 ($1.3 million for new shares issued and a $108,000 tax benefit related to the exercise of stock options, less $730,000 for shares purchased by the treasury as payment for some of the new shares issued).

The Company leases certain equipment and buildings under cancelable and non-cancelable operating leases expiring at various dates up to five years. Rent expense amounted to approximately $1.2 million in 2012 and 2011, respectively and $1.0 million in 2010.

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

On November 2, 2006, the Company entered into an interest rate swap contract with its former lender with an original notional amount of $20,000,000, which was equal to 100% of the outstanding balance of the term loan on that date. The notional amount began decreasing on a quarterly basis on January 2, 2007 following the principal repayment schedule of the term loan. The Company had a fixed interest rate of 5.25% on the swap contract and paid the difference between the fixed rate and LIBOR when LIBOR was below 5.25% and received interest when the LIBOR rate exceeded 5.25%.  This remained in effect until

December 22, 2009 when the Company terminated the interest rate swap contract at a cost of $967,350, which was accounted for as a charge to interest expense.  After terminating the contract, the Company commenced a refinancing plan of all of the Company’s outstanding debt.

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

On January 25, 2012 the Company amended the Loan Agreement by taking an additional $5,000,000 term loan (the “2012 Term Loan”).  The 2012 Term Loan requires quarterly principal payments of $178,571 for a period of seven (7) years, maturing on January 31, 2019.

Interest on the original term portion of the Loan Agreement is fixed at 4.98%.  Interest on the 2012 Term Loan is fixed at 3.90%.  For the period from January 29, 2010 to January 25, 2012, the interest rate on the revolving credit portion of the Loan Agreement varied based on the LIBOR rate or People’s Prime rate plus a margin spread of 2.25%, with a floor rate of 4.0%.  As part of the amendment signed on January 25, 2012, this was changed to the LIBOR rate or People’s Prime rate plus 2.25%, with a floor of 3.25%; additionally the maturity date was extended to January 31, 2014.  During December 2011, the Company used $3,000,000 of the line of credit, the proceeds of which, along with existing cash, were used to fund a discretionary pension payment made in December, 2011.  The Company did not utilize the revolving credit portion of the Loan Agreement at any other time during 2011 or 2012.

The Company’s loan covenants under the Loan Agreement require the Company to maintain a fixed charge coverage ratio of at least 1.1 to 1, a leverage ratio of no more than 1.75 to 1, and minimum tangible net worth of $43 million increasing each year by 50% of consolidated net income.  This amount was approximately $48.5 million and $45.8 million as of December 29, 2012 and December 31, 2011, respectively.  In addition, the Company has restrictions on, among other things, new capital leases, purchases or redemptions of its capital stock, mergers and divestitures, and new borrowing.  The Company was in compliance with all covenants in 2011 and 2012.

Tabular Disclosure of Contractual Obligations

The Company’s known contractual obligations as of December 29, 2012, are shown below (in thousands):

		Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$7,500	$1,429	$2,857	$2,321	$893
Estimated interest on long-term debt	865	296	396	152	21
Operating lease obligations	2,242	849	1,375	18	--
Estimated contributions to pension plans	20,182	1,937	5,924	5,924	6,397
Estimated post retirement benefits other than pensions	2,508	155	347	386	1,620
Total	$33,297	$4,666	$10,899	$8,801	$8,931

The amounts shown in the above table for estimated contributions to pension plans and estimated postretirement benefits other than pensions are based on the assumptions in Note 9 to the consolidated financial statements, as well as the assumption that participant counts will remain stable.

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

ITEM 7A                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s foreign manufacturing facilities account for approximately 23% of total sales and 18% of total assets.  Its U.S. operations buy from and sell to these foreign affiliates, and also make limited sales (approximately 17% of total sales) to nonaffiliated foreign customers.  This trade activity could be affected by fluctuations in foreign currency exchange or by weak economic conditions.  The Company’s currency exposure is concentrated in the Canadian dollar, Mexican peso, New Taiwan dollar, Chinese RMB and Hong Kong dollar.  Because of the Company’s limited exposure to any single foreign market, any exchange gains or losses have not been material and are not expected to be material in the future.  Had the exchange rate as of December 29, 2012 for all of the listed currencies changed by 1%, the total change in reported earnings would have been approximately $40,000.  As a result, the Company does not attempt to mitigate its foreign currency exposure through the acquisition of any speculative or leveraged financial instruments.  In 2012, a 10% increase/decrease in exchange rates would have resulted in a translation increase/decrease to sales of approximately $3.6 million, and to equity of approximately $2.5 million.

The Company has been able to recover cost increases in raw materials through either price increases to our customers or cost reductions in other areas of the business.  Therefore, the Company has not entered into any contracts to address commodity price risk.

On January 29, 2010, the Company eliminated its interest rate risk by refinancing its long-term debt at a fixed rate of 4.98%.  See Note 4 of the Company’s financial statements included at Item 8 of this Annual Report on Form 10-K.

ITEM 8                                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
The Eastern Company
Naugatuck, Connecticut

We have audited the accompanying consolidated balance sheets of The Eastern Company (the Company) as of December 29, 2012 and December 31, 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 29, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 29, 2012 and December 31, 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 29, 2012 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2013 expressed an unqualified opinion.

/s/Fiondella, Milone & LaSaracina LLP

Glastonbury, Connecticut
March 13, 2013

The Eastern Company

Consolidated Balance Sheets

	December 29	December 31
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$18,482,144	$11,147,297
Accounts receivable, less allowances of $487,000 in 2012 and $423,000 in 2011	18,368,774	18,633,088

Inventories:
Raw materials and component parts	8,473,007	11,863,199
Work in process	6,160,578	6,425,914
Finished goods	14,751,195	11,504,321
	29,384,780	29,793,434

Prepaid expenses and other assets	3,365,904	3,313,186
Recoverable income taxes receivable	1,158,632	647,950
Deferred income taxes	1,064,202	1,332,663
Total Current Assets	71,824,436	64,867,618

Property, Plant and Equipment
Land	1,152,970	1,152,804
Buildings	14,490,407	14,181,502
Machinery and equipment	42,486,647	39,528,714
Accumulated depreciation	(32,469,281)	(30,228,924)
	25,660,743	24,634,096

Other Assets
Goodwill	13,933,599	13,905,209
Trademarks	170,512	152,446
Patents, technology and other intangibles net of accumulated amortization	1,653,957	1,770,008
Deferred income taxes	2,610,903	1,370,597
	18,368,971	17,198,260
TOTAL ASSETS	$115,854,150	$106,699,974

Consolidated Balance Sheets

	December 29	December 31
	2012	2011
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$7,607,658	$8,412,245
Accrued compensation	3,453,709	2,999,478
Other accrued expenses	2,414,135	1,060,143
Current portion of long-term debt	1,428,571	3,714,286
Total Current Liabilities	14,904,073	16,186,152

Other long-term liabilities	607,463	655,001
Long-term debt, less current portion	6,071,428	3,035,714
Accrued postretirement benefits	2,507,726	1,853,157
Accrued pension cost	20,181,361	15,811,622

Commitments and contingencies (See Note 3)

Shareholders’ Equity
Voting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Nonvoting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Common Stock, no par value:
Authorized: 50,000,000 shares
Issued: 8,914,478 shares in 2012 and 8,908,607 shares in 2011	28,585,498	28,499,779
Treasury Stock: 2,694,729 shares in 2012 and 2011	(19,105,723)	(19,105,723)
Retained earnings	78,717,589	73,200,362

Accumulated other comprehensive income (loss):
Foreign currency translation	2,640,478	2,107,187
Unrecognized net pension and postretirement benefit costs, net of taxes	(19,255,743)	(15,543,277)
Accumulated other comprehensive loss	(16,615,265)	(13,436,090)
Total Shareholders’ Equity	71,582,099	69,158,328
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$115,854,150	$106,699,974

See accompanying notes.

Consolidated Statements of Income

		Year ended
	December 29	December 31	January 1
	2012	2011	2011
Net sales	$157,509,185	$142,856,049	$130,130,360
Cost of products sold	(124,156,707)	(115,504,443)	(103,458,137)
Gross margin	33,352,478	27,351,606	26,672,223

Selling and administrative expenses	(19,801,055)	(18,639,426)	(18,160,504)
Operating profit	13,551,423	8,712,180	8,511,719

Interest expense	(369,357)	(231,481)	(266,297)
Other income	42,452	26,230	2,996
Income before income taxes	13,224,518	8,506,929	8,248,418

Income taxes	4,598,718	3,001,999	2,705,413
Net income	$8,625,800	$5,504,930	$5,543,005
Earnings per Share:
Basic	$1.39	$0.89	$0.91

Diluted	$1.38	$0.89	$0.90

See accompanying notes.

Consolidated Statements of Comprehensive Income

		Year ended
	December 29	December 31	January 1
	2012	2011	2011
Net income	$8,625,800	$5,504,930	$5,543,005
Other comprehensive (loss)/income -
Change in foreign currency translation	533,291	(341,488)	752,662
Change in pension and postretirement benefit costs, net of income taxes benefit of $2,053,255 in 2012, $2,507,762 in 2011 and $227,018 in 2010	(3,712,466)	(4,607,131)	(418,175)
Total other comprehensive (loss)/income	(3,179,175)	(4,948,619)	334,487
Comprehensive income	$5,446,625	$556,311	$5,877,492

See accompanying notes.

Consolidated Statements of Shareholders’ Equity

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity

Balances at January 2, 2010	8,709,384	$26,236,477	(2,644,215)	$(18,375,416)	$67,558,201	$(8,821,958)	$66,597,304
Net income					5,543,005		5,543,005
Cash dividends declared, $.52 per share					(3,181,587)		(3,181,587)
Currency translation adjustment						752,662	752,662
Change in pension and postretirement benefit costs, net of tax						(418,175)	(418,175)
Purchase of Common Stock for treasury			(50,514)	(730,307)			(730,307)
Issuance of Common Stock upon the exercise of stock options	141,750	1,348,585					1,348,585
Tax benefit from exercise of non-qualified stock options and disqualifying dispositions of incentive stock options		107,662					107,662
Issuance of Common Stock for directors’ fees	1,628	24,594					24,594
Balances at January 1, 2011	8,852,762	27,717,318	(2,694,729)	(19,105,723)	69,919,619	(8,487,471)	70,043,743
Net income					5,504,930		5,504,930
Cash dividends declared, $.36 per share					(2,224,187)		(2,224,187)
Currency translation adjustment						(341,488)	(341,488)
Change in pension and postretirement benefit costs, net of tax						(4,607,131)	(4,607,131)
Issuance of Common Stock upon the exercise of stock options	54,500	651,390					651,390
Tax benefit from exercise of non-qualified stock options and disqualifying dispositions of incentive stock options		106,471					106,471
Issuance of Common Stock for directors’ fees	1,345	24,600					24,600
Balances at December 31, 2011	8,908,607	28,499,779	(2,694,729)	(19,105,723)	73,200,362	(13,436,090)	69,158,328

Consolidated Statements of Shareholders’ Equity (continued)

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity

Net income					8,625,800		8,625,800
Cash dividends declared, $.50 per share					(3,108,577)		(3,108,577)
Miscellaneous					4		4
Currency translation adjustment						533,291	533,291
Change in pension and postretirement benefit costs, net of tax						(3,712,466)	(3,712,466)
Issuance of Common Stock upon the exercise of stock options	4,500	61,110					61,110
Issuance of Common Stock for directors’ fees	1,371	24,609					24,609
Balances at December 29, 2012	8,914,478	$28,585,498	(2,694,729)	$(19,105,723)	$78,717,589	$(16,615,265)	$71,582,099

See accompanying notes.

Consolidated Statements of Cash Flows

		Year ended
	December 29	December 31	January 1
	2012	2011	2011
Operating Activities
Net income	$8,625,800	$5,504,930	$5,543,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,439,800	3,707,216	3,942,639
(Gain)/loss on sale of equipment and other assets	(1,500)	(1,602)	113,026
Provision for doubtful accounts	147,313	44,502	177,186
Deferred income taxes	1,101,701	1,847,272	526,173
Issuance of Common Stock for directors’ fees	24,609	24,600	24,594
Changes in operating assets and liabilities:
Accounts receivable	307,524	(2,470,834)	(1,047,724)
Inventories	586,576	(1,825,171)	(3,400,662)
Prepaid expenses and other	(24,741)	10,870	(534,465)
Prepaid pension cost	(865,831)	(4,924,402)	1,491,944
Recoverable taxes receivable	(510,683)	(647,949)	—
Other assets	(124,598)	(81,750)	(140,918)
Accounts payable	(889,663)	960,205	2,061,171
Accrued compensation	439,537	14,802	1,146,355
Other accrued expenses	1,389,988	(716,233)	(401,052)
Net cash provided by operating activities	13,645,832	1,446,456	9,501,272

Investing Activities
Purchases of property, plant and equipment	(4,216,970)	(3,394,726)	(4,733,244)
Proceeds from sale of equipment and other assets	44,184	4,000	275
Net cash used in investing activities	(4,172,786)	(3,390,726)	(4,732,969)

Financing Activities
Principal payments on long-term debt	(1,250,000)	(714,286)	(11,964,286)
Proceeds from issuance of long-term debt	5,000,000	—	5,000,000
Principal payments on revolving credit loan	(3,000,000)
Proceeds from revolving credit loan	—	3,000,000	—
Proceeds from sales of Common Stock	61,110	651,390	1,348,585
Tax benefit from disqualifying disposition of incentive stock options and exercise of non-qualified stock options	—	106,471	107,662
Purchases of Common Stock for treasury	—	—	(730,307)
Dividends paid	(3,108,577)	(2,224,187)	(3,181,587)
Net cash (used in) provided by financing activities	(2,297,467)	819,388	(9,419,933)
Effect of exchange rate changes on cash	159,268	47,571	129,565
Net change in cash and cash equivalents	7,334,847	(1,077,311)	(4,522,065)

Cash and cash equivalents at beginning of year	11,147,297	12,224,608	16,746,673
Cash and cash equivalents at end of year	$18,482,144	$11,147,297	$12,224,608

See accompanying notes.

The Eastern Company

Notes to Consolidated Financial Statements

1. Description of Business

The operations of The Eastern Company (the “Company”) consist of three business segments: industrial hardware, security products, and metal products. The industrial hardware segment produces latching devices for use on industrial equipment and instrumentation, composite panels used primarily in the transportation and electronic white board industries, as well as a broad line of proprietary hardware designed for truck bodies and other vehicular type equipment. The security products segment manufactures and markets a broad range of locks for traditional general purpose security applications as well as specialized locks for soft luggage, coin-operated vending and gaming equipment, and electric and computer peripheral components. This segment also manufactures and markets coin acceptors and metering systems to secure cash used in the commercial laundry industry and produces cashless payment systems utilizing advanced smart card technology. The metal products segment produces anchoring devices used in supporting the roofs of underground coal mines and specialty products, which serve the construction, automotive, railroad and electrical industries.

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

Foreign Currency Translation

For foreign operations balance sheet accounts are translated at the current year-end exchange rate; income statement accounts are translated at the average exchange rate for the year. Resulting translation adjustments are made directly to a separate component of shareholders’ equity – “Accumulated other comprehensive income (loss) – Foreign currency translation”. Foreign currency exchange transaction gains and losses are not material in any year.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

2. Accounting Policies (continued)

Recognition of Revenue and Accounts Receivable

Revenue and accounts receivable are recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred, and there is a reasonable assurance of collection of the sales proceeds. The Company obtains written purchase authorizations from its customers for a specified amount of product at a specified price and delivery occurs at the time of shipment. Credit is extended based on an evaluation of each customer’s financial condition; collateral is not required. Accounts receivable are recorded net of applicable allowances.  No customer exceeded 10% of total accounts receivable at year end 2012. At year end of 2011 only one customer had an outstanding accounts receivable balance that exceeded 10% of total accounts receivable.

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

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method in the U.S. ($21,580,351 for U.S. inventories at December 29, 2012) and by the first-in, first-out (FIFO) method for inventories outside the U.S. ($7,804,429 for inventories outside the U.S. at December 29, 2012). Current cost exceeds the LIFO carrying value by approximately $6,302,000 at December 29, 2012 and $6,281,000 at December 31, 2011. There was no material LIFO quantity liquidation in 2012, 2011 or 2010.

Property, Plant and Equipment and Related Depreciation

Property, plant and equipment (including equipment under capital lease) are stated at cost. Depreciation ($3,210,324 in 2012, $3,155,717 in 2011 and $3,265,832 in 2010) is computed generally using the straight-line method based on the following estimated useful lives of the assets: Buildings 10 to 39.5 years; Machinery and equipment 3 to 10 years.

Goodwill, Intangibles and Impairment of Long-Lived Assets

Patents are recorded at cost and are amortized using the straight-line method over the lives of the patents. Technology and licenses are recorded at cost and are generally amortized on a straight-line basis over periods ranging from 5 to 17 years. Non-compete agreements and customer relationships are being amortized using the straight-line method over a period of 5 years. Amortization expense in 2012, 2011 and 2010 was $229,476, $551,499 and $676,807, respectively. Total amortization expense for each of the next five years is estimated to be as follows: 2013 - $215,000; 2014 - $215,000; 2015 - $215,000; 2016 - $215,000; and 2017 - $215,000. Trademarks are not amortized as their lives are deemed to be indefinite.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

2. Accounting Policies (continued)

The gross carrying amount and accumulated amortization of amortizable intangible assets:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total	Weighted-Average Amortization Period (Years)
2012 Patents and developed technology
Gross Amount:	$2,732,307	$1,021,409	$5,839	$3,759,555	15.8
Accumulated amortization:	1,652,199	447,732	5,667	2,105,598
Net 2012 per Balance Sheet	$1,080,108	$573,677	$172	$1,653,957

2011 Gross Amount:
Patents and developed technology	$2,714,900	$1,062,652	$5,839	$3,783,391	15.5
Customer relationships	45,825	1,921,811	—	1,967,636	5.0
Non-compete agreements	30,000	90,735	—	120,735	5.0
Total Gross Intangibles	$2,790,725	$3,075,198	$5,839	$5,871,762	11.7

2011 Accumulated Amortization:
Patents and developed technology	$1,528,007	$495,218	$5,323	$2,028,548
Customer relationships	36,660	1,921,811	—	1,958,471
Non-compete agreements	24,000	90,735	—	114,735
Total Gross Amortization	$1,588,667	$2,507,764	$5,323	$4,101,754

Net 2011 per Balance Sheet	$1,202,058	$567,434	$516	$1,770,008

In the event that facts and circumstances indicate that the carrying value of long-lived assets, including definite life intangible assets, may be impaired, an evaluation is performed to determine if a write-down is required. No events or changes in circumstances have occurred to indicate that the carrying amount of such long-lived assets held and used may not be recovered.

During the third quarter of 2012 the Company elected to change its annual impairment testing of goodwill and trademarks from the second quarter of its fiscal year to the fourth quarter of its fiscal year.  The Company discussed this change in accounting principle with its Independent Registered Public Accounting Firm and attached their Preference Letter as an exhibit to the Form 10-Q for the quarter ending September 29, 2012.  The Company completed a qualitative assessment in the second quarter of 2012 and determined it is more likely than not that no impairment of goodwill existed at that time.  The Company performed another qualitative assessment as of the end of fiscal 2012 and determined it is more likely than not that no impairment of goodwill existed at the end of 2012.  The Company will perform annual qualitative assessments in subsequent years as of the end of each fiscal year.  Additionally, the Company will perform interim analysis whenever conditions warrant.

Goodwill or trademarks would be considered impaired whenever our historical carrying amount exceeds the fair value.  Goodwill and trademarks were not impaired in 2012, 2011 or 2010.  Should we reach a different conclusion in the future, additional work would be performed to determine the amount of the non-cash impairment charge to be recognized.  The maximum future impairment of goodwill or trademarks that could occur is the amount recognized on our balance sheet.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

2. Accounting Policies (continued)

The following is a roll-forward of goodwill for 2012 and 2011:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total
2012
Beginning balance	$2,071,393	$11,833,816	$—	$13,905,209
Foreign exchange	28,390	—	—	28,390
Ending balance	$2,099,783	$11,833,816	$—	$13,933,599

2011
Beginning balance	$2,100,174	$11,833,816	$—	$13,933,990
Foreign exchange	(28,781)	—	—	(28,781)
Ending balance	$2,071,393	$11,833,816	$—	$13,905,209

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

Product Development Costs

Product development costs, charged to expense as incurred, were $814,096 in 2012, $825,778 in 2011 and $739,251 in 2010.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were $442,300 in 2012, $386,908 in 2011 and $446,899 in 2010.

Income Taxes

The Company accounts for uncertain tax positions pursuant to the provisions of FASB Accounting Standards Codification (“ASC”) 740 which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. These provisions detail how companies should recognize, measure, present and disclose uncertain tax positions that have or are expected to be taken. As such, the financial statements will reflect expected future tax consequences of uncertain tax positions presuming the taxing authorities’ full knowledge of the position and all relevant facts. See Note 7 Income Taxes.

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

Earnings per Share

The denominators used in the earnings per share computations follow:

	2012	2011	2010
Basic:
Weighted average shares outstanding	6,216,931	6,178,664	6,104,711

Diluted:
Weighted average shares outstanding	6,216,931	6,178,664	6,104,711
Dilutive stock options	16,444	37,529	87,308
Denominator for diluted earnings per share	6,233,375	6,216,193	6,192,019

There were no anti-dilutive stock options in 2012, 2011 or 2010.

Derivatives

The Company does not maintain any derivatives as of the date of this report.

Stock Based Compensation

The Company accounts for stock based compensation pursuant to the fair value recognition provisions of ASC 718.  No stock options were granted in 2012, 2011 or 2010, and, since all outstanding options were fully vested in each year presented, there was no impact on the financial statements.

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

The carrying amounts of financial instruments (cash and cash equivalents, accounts receivable, accounts payable and debt) as of December 29, 2012 and December 31, 2011, approximate fair value. Fair value was based on expected cash flows and current market conditions.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

2. Accounting Policies (continued)

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

3. Contingencies

The Company is party to various legal proceedings and claims related to its normal business operations. In the opinion of management, the Company has substantial and meritorious defenses for these claims and proceedings in which it is a defendant, and believes these matters will ultimately be resolved without a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company. The aggregate provision for losses related to contingencies arising in the ordinary course of business was not material to operating results for any year presented.

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

Approximately 38% of the total workforce is subject to negotiated union contracts, and approximately 19% of the total workforce is covered by such agreements that expire during 2013.

4. Debt

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

On November 13, 2009, the Company amended its Prior Loan Agreement with Bank of America, N.A.  The amendment extended the term of the revolving credit portion of the Prior Loan Agreement to May 31, 2010 and permanently reduced the amount available to borrow to $3,000,000.  In addition, the margin rate spread was fixed at two and one quarter percent (2.25%); the unused line fee was increased to one half of one percent (0.50%); and the fixed coverage ratio covenant was modified such that it would be calculated on a fiscal year to date basis (instead of a rolling four quarter basis) commencing with the second quarter of Fiscal 2009, provided that if the Company failed to comply with such fixed coverage ratio covenant for any quarter, then such ratio would be re-calculated to add back the amount of permitted dividends declared and actually paid during the period to meet the required 1.1 to 1.0 ratio, so long as the payment of such dividends did not result in the amount of consolidated cash to be below $10,000,000 on the date of determination.  The testing period returned to a rolling 4 quarter period effective with the end of the first quarter of 2010.  The amendment

The Eastern Company

Notes to Consolidated Financial Statements (continued)

4. Debt (continued)

also required the Company to secure all of the present and future indebtedness of the Company and its subsidiaries with a continuing first priority security interest in all present and future assets of the Company and its consolidated subsidiaries.

On November 2, 2006, the Company entered into an interest rate swap contract with its former lender with an original notional amount of $20,000,000, which was equal to 100% of the outstanding balance of the term loan on that date. The notional amount began decreasing on a quarterly basis on January 2, 2007 following the principal repayment schedule of the term loan. The Company had a fixed interest rate of 5.25% on the swap contract and paid the difference between the fixed rate and LIBOR when LIBOR was below 5.25% and received interest when the LIBOR rate exceeded 5.25%.  This remained in effect until December 22, 2009 when the Company terminated the interest rate swap contract at a cost of $967,350, which was accounted for as a charge to interest expense.  After terminating the contract, the Company commenced a refinancing plan of all of the Company’s outstanding debt.

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

On January 25, 2012 the Company amended the Loan Agreement by taking an additional $5,000,000 term loan (the “2012 Term Loan”).  The 2012 Term Loan requires quarterly principal payments of $178,571 for a period of seven (7) years, maturing on January 31, 2019.

Interest on the original term portion of the Loan Agreement is fixed at 4.98%.  Interest on the 2012 Term Loan is fixed at 3.90%.  For the period from January 29, 2010 to January 25, 2012, the interest rate on the revolving credit portion of the Loan Agreement varied based on the LIBOR rate or People’s Prime rate plus a margin spread of 2.25%, with a floor rate of 4.0%.  As part of the amendment signed on January 25, 2012, this was changed to the LIBOR rate or People’s Prime rate plus 2.25%, with a floor of 3.25%; additionally the maturity date was extended to January 31, 2014.  During December 2011, the Company used $3,000,000 of the line of credit, the proceeds of which, along with existing cash, were used to fund a discretionary pension payment made in December, 2011.  The Company did not utilize the revolving credit portion of the Loan Agreement at any other time during 2011 or 2012.

Debt consists of:

	2012	2011
Term loan	$7,499,999	$3,750,000
Revolving credit loan	-	3,000,000
	7,499,999	6,750,000
Less current portion	1,428,571	3,714,286
	$6,071,428	$3,035,714

The Company paid interest of $349,972 in 2012, $240,635 in 2011, and $317,269 in 2010.

The Company’s loan covenants under the Loan Agreement require the Company to maintain a fixed charge coverage ratio of at least 1.1 to 1, a leverage ratio of no more than 1.75 to 1, and minimum tangible net worth of $43 million increasing each year by 50% of consolidated net income.  This amount was approximately $48.5 million and $45.8 million as of December 29, 2012 and December 31, 2011, respectively.  In addition, the Company has restrictions on, among other things, new capital leases, purchases or redemptions of its capital stock, mergers and divestitures, and new borrowing.  The Company was in compliance with all covenants in 2011 and 2012.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

4. Debt (continued)

As of December 29, 2012, scheduled annual principal maturities of long-term debt for each of the next five years follow:

2013	$1,428,571
2014	1,785,714
2015	1,071,429
2016	1,428,571
2017	892,857
Thereafter	892,857
$7,499,999

5. Stock Rights

The Company has a stock rights plan.  At December 29, 2012, there were 6,219,749 stock rights outstanding under the plan. Each right may be exercised to purchase one share of the Company’s common stock at an exercise price of $80.00, subject to adjustment to prevent dilution.

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

6. Stock Options and Awards

Stock Options

The Company has stock option plans for officers, other key employees, and non-employee directors. At the end of 2012 two plans have shares reserved for future issuance, the 1995 and 2010 plans.  Incentive stock options granted under the 1995 and 2010 plans must have exercise prices that are not less than 100% of the fair market value of the stock on the dates the options are granted. Restricted stock awards may also be granted to participants under the 1995 and 2010 plans with restrictions determined by the Compensation Committee of the Company’s Board of Directors. Under the 1995 and 2010 plans, non-qualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Company’s Board of Directors.  No options or restricted stock were granted in 2012, 2011 or 2010.

As of December 29, 2012, there were 500,000 shares available for future grant under the above noted 2010 plan and there were no shares available for grant under the 1995 plan. As of December 29, 2012, there were 521,000 shares of common stock reserved under all option plans for future issuance.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

6. Stock Options and Awards (continued)

Information with respect to the Company’s stock option plans is summarized below:

	Shares	Weighted Average Exercise Price
Outstanding at January 2, 2010	221,750	$ 10.581
Exercised	(141,750)	9.514
Outstanding at January 1, 2011	80,000	12.471
Exercised	(54,500)	11.952
Outstanding at December 31, 2011	25,500	13.580
Exercised	(4,500)	13.580
Outstanding at December 29, 2012	21,000	13.580

Options Outstanding and Exercisable
Range of Exercise Prices	Outstanding and Exercisable as of December 29, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$13.58	21,000	2.0	$13.580

At December 29, 2012, outstanding and exercisable options had an intrinsic value of $51,030.  The total intrinsic value of stock options exercised in 2012 was $12,150.

7. Income Taxes

Deferred income taxes are provided on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and those for income tax reporting purposes. Deferred income tax (assets) liabilities relate to:

	2012	2011	2010
Property, plant and equipment	$5,942,048	$5,480,102	$4,546,941
Total deferred income tax liabilities	5,942,048	5,480,102	4,546,941

Other postretirement benefits	(885,729)	(653,238)	(515,133)
Inventories	(761,613)	(1,005,134)	(747,397)
Allowance for doubtful accounts	(104,903)	(94,120)	(126,593)
Intangible assets	(422,443)	(472,243)	(429,749)
Accrued compensation	(197,582)	(224,155)	(258,631)
Pensions	(7,128,057)	(5,573,596)	(4,338,664)
Other	(116,826)	(160,876)	(184,561)
Total deferred income tax assets	(9,617,153)	(8,183,362)	(6,600,728)
Net deferred income tax assets	$(3,675,105)	$(2,703,260)	$(2,053,787)

The Eastern Company

Notes to Consolidated Financial Statements (continued)

7. Income Taxes (continued)

Income before income taxes consists of:

	2012	2011	2010
Domestic	$8,614,664	$5,180,467	$6,173,597
Foreign	4,609,854	3,326,462	2,074,821
	$13,224,518	$8,506,929	$8,248,418

The provision for income taxes follows:

	2012	2011	2010
Current:
Federal	$1,909,172	$214,988	$1,543,735
Foreign	1,367,025	830,028	403,115
State	220,820	109,711	232,390
Deferred:
Federal	1,022,660	1,747,620	497,815
Foreign	—	—	—
State	79,041	99,652	28,358
	$4,598,718	$3,001,999	$2,705,413

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows:

	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
Income taxes using U.S. federal statutory rate	$ 4,496,336	34%	$ 2,892,356	34%	$ 2,804,462	34%
State income taxes, net of federal benefit	188,490	2	133,201	2	153,535	2
Impact of foreign subsidiaries on effective tax rate	136,590	1	21,329	-	38,813	1
Impact of manufacturers deduction on effective tax rate	(232,928)	(2)	(50,537)	(1)	(176,847)	(2)
Other—net	10,230	-	5,650	-	(114,550)	(2)
	$ 4,598,718	35%	$ 3,001,999	35%	$ 2,705,413	33%

Total income taxes paid were $3,350,283 in 2012, $1,631,299 in 2011 and $2,466,998 in 2010.

United States income taxes have been provided on the undistributed earnings of foreign subsidiaries ($13,588,931 at December 29, 2012) only where necessary because such earnings are intended to be reinvested abroad indefinitely or repatriated only when substantially free of such taxes.  The Company would be required to accrue and pay United States income taxes to repatriate the funds held by foreign subsidiaries not otherwise provided.

During 2012, 2011 and 2010, the Company received tax benefits of $0, $106,000 and $108,000, respectively, as a result of the exercise and sale of incentive stock options that resulted in the disqualification of those incentive stock options, and the exercise of non-qualified stock options during the year.  The tax benefit associated with the exercise of the incentive and non-qualified stock options has been recorded to common stock.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

7. Income Taxes (continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

	2012	2011	2010

Balance at beginning of year	$486,332	$495,843	$791,540
Increases for positions taken during the current period	119,893	25,398	30,876
Decreases relating to settlements	-	-	(56,360)
Decreases resulting from the expiration of the statute of limitations	(106,601)	(34,909)	(270,213)
Balance at end of year	$499,624	$486,332	$495,843

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2009 and non-U.S. income tax examinations by tax authorities prior to 2006.

Included in the balance at December 29, 2012, are $155,607 of unrecognized tax benefits that would affect the annual effective tax rate. In 2012, the Company recognized accrued interest related to unrecognized tax benefits in income tax expense. The Company had approximately $108,000 of accrued interest at December 29, 2012.

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

Future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year during each of the next five years follow:

2013	$849,434
2014	736,060
2015	638,566
2016	15,778
2017	2,088
$2,241,926

Rent expense for all operating leases was $1,159,913 in 2012, $1,243,494 in 2011 and $1,049,046 in 2010. The Company expects future rent expense, including non-cancelable operating leases, leases that are expected to be renewed and buildings leased on a month-to-month basis, for each of the next five years to be in the range of $1,100,000 to $1,300,000.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

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

Components of the net periodic benefit cost of the Company’s pension benefit plans were as follows:

	2012	2011	2010
Service cost	$2,642,373	$2,141,306	$2,223,762
Interest cost	2,868,528	2,949,672	2,908,962
Expected return on plan assets	(3,930,988)	(3,650,282)	(3,345,102)
Amortization of prior service cost	221,049	194,148	204,569
Amortization of the net loss	1,111,900	897,052	843,154
Net periodic benefit cost	$2,912,862	$2,531,896	$2,835,345

Assumptions used to determine net periodic benefit cost for the Company’s pension benefit plans for the fiscal year indicated were as follows:

	2012	2011	2010
Discount rate	3.90%	5.35%	5.85%
Expected return on plan assets	8.0%	8.5%	8.5%
Rate of compensation increase	3.25%	4.25%	4.25%

Components of the net periodic benefit cost of the Company’s postretirement benefit plan were as follows:

	2012	2011	2010
Service cost	$173,613	$126,464	$110,786
Interest cost	143,388	136,752	134,977
Expected return on plan assets	(46,255)	(52,920)	(59,327)
Amortization of prior service cost	(23,889)	(23,888)	(23,888)
Amortization of the net loss	(50,784)	(46,380)	(52,650)
Net periodic benefit cost	$196,073	$140,028	$109,898

Assumptions used to determine net periodic benefit cost for the Company’s postretirement plan for the fiscal year indicated were as follows:

	2012	2011	2010
Discount rate	3.90%	5.35%	5.85%
Expected return on plan assets	8.0%	8.5%	8.5%

The Eastern Company

Notes to Consolidated Financial Statements (continued)

9. Retirement Benefit Plans (continued)

As of December 29, 2012 and December 31, 2011, the status of the Company’s pension benefit plans and postretirement benefit plan was as follows:

	Pension Benefit		Postretirement Benefit
	2012	2011	2012	2011
Benefit obligation at beginning of year	$64,709,379	$56,979,912	$3,069,155	$2,629,606
Change due to availability of final actual assets and census data	—	—	151,397	—
Plan amendment	831,201	—	—	—
Service cost	2,642,373	2,141,306	173,613	126,464
Interest cost	2,868,528	2,949,672	143,388	136,752
Actuarial loss	6,117,680	4,864,293	301,076	316,038
Benefits paid	(2,343,192)	(2,225,804)	(126,124)	(139,705)
Benefit obligation at end of year	$74,825,969	$64,709,379	$3,712,505	$3,069,155

	Pension Benefit		Postretirement Benefit
	2012	2011	2012	2011
Fair value of plan assets at beginning of year	$48,897,760	$42,966,643	$1,215,998	$1,168,235
Change due to availability of final actual assets and census data	—	—	(3,005)	(5,157)
Actual return on plan assets	4,311,348	700,623	46,255	52,920
Employer contributions	3,778,692	7,456,298	71,655	139,705
Benefits paid	(2,343,192)	(2,225,804)	(126,124)	(139,705)
Fair value of plan assets at end of year	$54,644,608	$48,897,760	$1,204,779	$1,215,998

	Pension Benefit		Postretirement Benefit
Funded Status	2012	2011	2012	2011
Net amount recognized in the balance sheet	$(20,181,361)	$(15,811,622)	$(2,507,726)	$(1,853,157)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefit		Postretirement Benefit
	2012	2011	2012	2011
Net loss	$(28,346,776)	$(23,721,356)	$(621,467)	$(115,205)
Prior service (cost) credit	(937,936)	(327,784)	135,396	159,285
	$(29,284,712)	$(24,049,140)	$(486,071)	$44,080

Change in the components of accumulated other comprehensive income consist of:

	Pension Benefit		Postretirement Benefit
	2012	2011	2012	2011
Balance at beginning of period	$(24,049,140)	$(17,326,388)	$44,080	$435,543
Change due to availability of final actual assets and census data	—	—	(154,402)	(5,157)
Charged to net periodic benefit cost
Prior service cost	221,049	194,148	(23,889)	(23,888)
Net loss (gain)	1,111,900	897,052	(50,784)	(46,380)
Other changes
Liability gains	(6,568,521)	(7,813,952)	(301,076)	(316,038)
Balance at end of period	$(29,284,712)	$(24,049,140)	$(486,071)	$44,080

The Eastern Company

Notes to Consolidated Financial Statements (continued)

9. Retirement Benefit Plans (continued)

In 2013, the net periodic pension benefit cost will include $1,423,431 of net loss and $245,427 of prior service cost and the net periodic postretirement benefit cost will include $19,858 of net gain and $23,888 of prior service credit.

Assumptions used to determine the projected benefit obligations for the Company’s pension benefit plans and postretirement benefit plan for the fiscal year indicated were as follows:

	2012	2011
Discount rate	3.90%	4.55%
Expected return on plan assets	8.0%	8.0%
Rate of compensation increase	3.25%	3.25%

In 2012 and 2011, the accumulated benefit obligation for all qualified and nonqualified defined benefit pension plans was $65,809,208 and $56,588,593, respectively.

Information for the under-funded pension plans with a projected benefit obligation and an accumulated benefit obligation in excess of plan assets:

	2012	2011
Number of plans	6	6
Projected benefit obligation	$74,825,969	$64,709,379
Accumulated benefit obligation	66,735,124	56,588,593
Fair value of plan assets	54,644,608	48,897,760
Net amount recognized in accrued benefit liability	(20,181,361)	(15,811,622)

Estimated future benefit payments to participants of the Company’s pension plans are $2.8 million in 2013, $2.8 million in 2014, $2.9 million in 2015, $3.1 million in 2016, $3.2 million in 2017 and a total of $19.0 million from 2018 through 2022.

Estimated future benefit payments to participants of the Company’s postretirement plan are $155,000 in 2013, $170,000 in 2014, $177,000 in 2015, $189,000 in 2016, $197,000 in 2017 and a total of $1,140,000 from 2018 through 2022.

The Company expects to make cash contributions to its pension plans of approximately $1.9 million and to its postretirement plan of approximately $155,000 in 2013.

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

We consider a variety of factors in determining and selecting our assumptions for the discount rate at the end of the year.  We develop a single equivalent discount rate derived with the assistance of our actuaries by matching expected future benefit payments in each year to the corresponding spot rates from the Citigroup Pension Liability Yield Curve, comprised of high quality (rated AA or better) corporate bonds.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

9. Retirement Benefit Plans (continued)

The fair values of the company’s pension plans assets at December 29, 2012 and December 31, 2011, utilizing the fair value hierarchy discussed in Note 2, follow:

	December 29, 2012
	Level 1	Level 2	Level 3	Total
Cash and Equivalents:
Common/collective trust funds	$—	$193,497	$—	$193,497
Equities:
The Eastern Company Common Stock	3,063,132	—	—	3,063,132
Common/collective trust funds
U.S. Large Cap (a)	—	5,826,726	—	5,826,726
U.S. Small Cap (b)	—	3,964,072	—	3,964,072
Concentrated Equity (c)	—	4,899,023	—	4,899,023
International Large Cap with Active Currency (d)	—	6,999,997	—	6,999,997
Emerging Market (e)	—	3,017,350	—	3,017,350
Fixed Income:
Common/collective trust funds
Intermediate Bond (f)	—	14,368,745	—	14,368,745
Target Duration LDI Fixed Income Funds (g)
• 6 Year LDI Fund	—	215,604	—	215,604
• 8 Year LDI Fund	—	214,968	—	214,968
• 10 Year LDI Fund	—	306,535	—	306,535
• 12 Year LDI Fund	—	824,342	—	824,342
• 14 Year LDI Fund	—	1,087,074	—	1,087,074
• 16 Year LDI Fund	—	426,544	—	426,544
Long Duration Fixed Credit (h)	—	6,684,999	—	6,684,999
Insurance contracts	—	2,552,000	—	2,552,000
Total	$3,063,132	$51,581,476	$—	$54,644,608

The Eastern Company

Notes to Consolidated Financial Statements (continued)

9. Retirement Benefit Plans (continued)

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Cash and Equivalents:
Common/collective trust funds	$—	$5,202,216	$—	$5,202,216
Equities:
The Eastern Company Common Stock	3,891,842	—	—	3,891,842
Common/collective trust funds
U.S. Large Cap	—	5,339,876	—	5,339,876
U.S. Small Cap	—	3,090,711	—	3,090,711
Concentrated Equity	—	3,803,417	—	3,803,417
International Large Cap with Active Currency	—	6,292,803	—	6,292,803
Emerging Market	—	2,175,968	—	2,175,968
Fixed Income:
Common/collective trust funds
Intermediate Bond	—	13,103,043	—	13,103,043
Long Duration Fixed Income (i)	—	2,658,161	—	2,658,161
Long Duration Fixed Credit	—	1,120,643	—	1,120,643
Insurance contracts	—	2,219,080	—	2,219,080
Total	$3,891,842	$45,005,918	$—	$48,897,760

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

9. Retirement Benefit Plans (continued)

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

(g)
The Target Duration LDI Fixed Income Funds seek to outperform their respective Barclays-Russell LDI Indexes over a full market cycle.  These Funds seek to provide current income, and as a secondary objective, capital appreciation through diversified strategies including sector rotation, modest interest rate timing, security selection and tactical use of high yield and emerging market bonds.  The Funds will generally be used in combination with other bond funds to enable the plans to gain additional credit exposure within their asset portfolio, with the goal of reducing the mismatch between a plan’s assets and liabilities.

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

(i)
The long duration fixed income fund seeks to outperform the Barclays Capital U.S. Long Government/Credit Index over a full market cycle.  This fund is designed to provide current income, and as a secondary objective, capital appreciation through diversified strategies including sector rotation, modest interest rate timing, security selection and tactical use of high yield and emerging market bonds.  The fund will generally be used in combination with other bond funds, with the goal of reducing the mismatch between a plan’s assets and liabilities.  In 2012, this fund was replaced by the Target Duration LDI Fixed Income Funds.  See (g) above.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

9. Retirement Benefit Plans (continued)

The investment portfolio contains a diversified blend of common stocks, bonds, cash equivalents, and other investments, which may reflect varying rates of return. The investments are further diversified within each asset classification. The portfolio diversification provides protection against a single security or class of securities having a disproportionate impact on aggregate performance. The Company has elected to change its investment strategy to better match the assets with the underlying plan liabilities.  Currently, the long-term target allocations for plan assets are 50% in equities and 50% in fixed income, with 20% of the fixed income investments being in long-duration instruments, although the actual plan asset allocations may be within a range around these targets.  The actual asset allocations are reviewed and rebalanced on a periodic basis to maintain the target allocations.  It is expected that, as the funded status of the plans improves, more assets will be invested in long-duration fixed income instruments.

The plans’ assets include 193,624 shares of the common stock of the Company having a market value of $3,063,132 and $3,891,842 at December 29, 2012 and December 31, 2011, respectively. No shares were purchased or sold in 2012 or 2011.  Dividends received during 2012 and 2011 on the common stock of the Company were $96,812 and $69,705 respectively.

The fair values of the Company’s postretirement plan assets at December 29, 2012 and December 31, 2011, utilizing the fair value hierarchy discussed in Note 2, follow:
	December 29, 2012
	Level 1	Level 2	Level 3	Total
Fixed Income:
Insurance contracts	$—	$—	$1,204,779	$1,204,779
Total	$—	$—	$1,204,779	$1,204,779

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Fixed Income:
Insurance contracts	$—	$—	$1,215,998	$1,215,998
Total	$—	$—	$1,215,998	$1,215,998

An analysis of the Level 3 assets of the Company’s postretirement plan is as follows:

	2012	2011
Fair value of Level 3 assets at beginning of year	$1,215,998	$1,168,235
Change due to availability of final actual assets and census data	(3,005)	(5,157)
Actual return on plan assets	46,255	52,920
Employer contributions	71,655	139,705
Benefits paid	(126,124)	(139,705)
Fair value of Level 3 assets at end of year	$1,204,779	$1,215,998

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

The Eastern Company

Notes to Consolidated Financial Statements (continued)

9. Retirement Benefit Plans (continued)

A one-percentage-point change in assumed health care cost trend rates would have the following effects on the postretirement benefit plan:
	1-Percentage Point
	Increase	Decrease
Effect on total of service and interest cost components	$56,711	$(45,651)

Effect on postretirement benefit obligation	$598,791	$(487,508)

U.S. salaried employees and most employees of the Company’s Canadian subsidiaries are covered by defined contribution plans.

The Company has a contributory savings plan under Section 401(k) of the Internal Revenue Code covering substantially all U.S. non-union employees. The plan allows participants to make voluntary contributions of up to 100% of their annual compensation on a pretax basis, subject to IRS limitations. The plan provides for contributions by the Company at its discretion. The Company made contributions of $187,531 in 2012, $179,400 in 2011, and in 2010, $171,326.

10. Reportable Segments

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

No customer exceeded 10% of total revenue in 2012, 2011 or 2010.

	2012	2011	2010
Revenue: Sales to unaffiliated customers:
Industrial Hardware	$72,268,559	$66,119,119	$57,527,864
Security Products	50,138,121	47,972,152	45,873,391
Metal Products	35,102,505	28,764,778	26,729,105
	$157,509,185	$142,856,049	$130,130,360

Inter-segment Revenue:
Industrial Hardware	$270,911	$330,150	$318,094
Security Products	2,914,667	2,751,060	2,789,443
Metal Products	—	127,138	413,408
	$3,185,578	$3,208,348	$3,520,945

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. Reportable Segments (continued)

	2012	2011	2010
Income Before Income Taxes:
Industrial Hardware	$7,566,512	$4,912,341	$5,148,116
Security Products	4,113,661	3,408,187	3,378,489
Metal Products	1,871,250	391,652	(14,886)
Operating Profit	13,551,423	8,712,180	8,511,719
Interest expense	(369,357)	(231,481)	(266,297)
Other income	42,452	26,230	2,996
	$13,224,518	$8,506,929	$8,248,418

Geographic Information:
Net Sales:
United States	$120,604,363	$107,472,590	$106,141,008
Foreign	36,904,822	35,383,459	23,989,352
	$157,509,185	$142,856,049	$130,130,360

Foreign sales are primarily to customers in North America.

Identifiable Assets:
United States	$95,441,029	$86,844,921	$84,804,542
Foreign	20,413,121	19,855,053	17,548,938
	$115,854,150	$106,699,974	$102,353,480

Industrial Hardware	$34,425,594	$32,298,527	$29,491,572
Security Products	41,857,156	42,149,711	42,375,361
Metal Products	18,281,619	16,814,255	15,392,848
	94,564,369	91,262,493	87,259,781
General corporate	21,289,781	15,437,481	15,093,699
	$115,854,150	$106,699,974	$102,353,480

Depreciation and Amortization:
Industrial Hardware	$1,769,097	$1,768,975	$1,748,612
Security Products	628,652	984,879	1,297,471
Metal Products	1,042,051	953,362	896,556
	$3,439,800	$3,707,216	$3,942,639

Capital Expenditures:
Industrial Hardware	$1,552,147	$1,568,779	$1,589,771
Security Products	260,692	331,619	597,822
Metal Products	2,337,104	1,477,222	2,438,557
	4,149,943	3,377,620	4,626,150
Currency translation adjustment	(2,730)	7,132	(20,536)
General corporate	69,757	9,974	127,630
	$4,216,970	$3,394,726	$4,733,244

The Eastern Company

Notes to Consolidated Financial Statements (continued)

11. Recent Accounting Pronouncements

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

The Eastern Company

Notes to Consolidated Financial Statements (continued)

11. Recent Accounting Pronouncements (continued)

In July 2012, the FASB issued authoritative guidance to amend previous guidance on the annual and interim testing of indefinite-lived intangible assets for impairment.  The guidance provides entities with the option of first assessing qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount.  If it is determined, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not less than the carrying amount, a quantitative impairment test would still be required.  The Company adopted this guidance effective December 30, 2012 and it had no impact on the consolidated financial statements of the Company.

In February 2013, the FASB issued authoritative guidance which adds new disclosure requirements for items reclassified out of Accumulated Other Comprehensive Income.  The guidance requires that an entity present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of Accumulated Other Comprehensive Income based on its source and the income statement line items affected by the reclassification. The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2012. The Company adopted this guidance effective December 30, 2012 and it had no impact on the consolidated financial statements of the Company.

The Company has implemented all new accounting pronouncements that are in effect and that could impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued, but are not yet effective, that might have a material impact on the consolidated financial statements of the Company.

12. Financial Instruments and Fair Value Measurements

Financial Risk Management Objectives and Policies

The Company is exposed primarily to credit, interest rate and currency exchange rate risks which arise in the normal course of business.

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk for the Company is its receivable accounts. The Company has established credit limits for customers and monitors their balances to mitigate its risk of loss. At December 29, 2012 and December 31, 2011, there were no significant concentrations of credit risk. No customer represented more than 10% of total accounts receivable at December 29, 2012. At December 31, 2011 only one customer represented more than 10% of total accounts receivable. The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable.

Interest Rate Risk

On December 29, 2012 the Company currently has a fixed rate of 4.98% and 3.90% on its term debt.  Prior to the refinancing completed in January 2010, the Company’s exposure to the risk of changes in market interest rates related primarily to the Company’s debt which bore interest at variable rates, which approximated market interest rates. While the Company used an interest rate swap to convert all of its Term Loan from variable to fixed rates for most of fiscal 2009, it terminated the swap contract on December 22, 2009.  See Note 4 Debt for additional details concerning the swap contract.  The valuation of this swap was determined using the three month LIBOR index.  On December 29, 2012 the interest rate on the Company’s revolver was a variable rate based on LIBOR plus 2.25% with a floor of 3.5%.  As the revolver is short term in nature, the Company does not consider this as a material risk to the financial statements.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

12. Financial Instruments and Fair Value Measurements (continued)

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

Fair Value Measurements

Assets and liabilities that require fair value measurement are recorded at fair value using market and income valuation approaches and considering the Company’s and counterparty’s credit risk. The Company uses the market approach and the income approach to value assets and liabilities as appropriate.  There were no assets or liabilities requiring fair value measurement on December 29, 2012.

13. Selected Quarterly Financial Information (Unaudited)

Selected quarterly financial information (unaudited) follows:
			2012
	First	Second	Third	Fourth	Year
Net sales	$40,495,894	$41,559,589	$39,644,050	$35,809,652	$157,509,185
Gross margin	8,184,466	9,245,390	8,165,493	7,757,129	33,352,478
Selling and administrative expenses	5,015,052	5,101,156	4,830,971	4,853,876	19,801,055
Net income	2,045,608	2,632,346	2,223,975	1,723,871	8,625,800

Net income per share:
Basic	$.33	$.42	$.36	$.28	$1.39
Diluted	$.33	$.42	$.36	$.28	$1.38

Weighted average shares outstanding:
Basic	6,213,913	6,217,198	6,219,241	6,219,384	6,216,931
Diluted	6,231,739	6,231,335	6,234,727	6,237,709	6,233,375

			2011
	First	Second	Third	Fourth	Year
Net sales	$33,188,612	$35,520,182	$36,089,946	$38,057,309	$142,856,049
Gross margin	6,316,341	6,932,112	6,556,418	7,546,735	27,351,606
Selling and administrative expenses	4,597,285	4,633,196	4,429,312	4,979,633	18,639,426
Net (loss)/income	1,098,174	1,482,799	1,459,941	1,464,016	5,504,930

Net (loss)/income per share:
Basic	$.18	$.24	$.24	$.24	$.89
Diluted	$.18	$.24	$.24	$.24	$.89

Weighted average shares outstanding:
Basic	6,162,711	6,166,883	6,172,193	6,212,875	6,178,664
Diluted	6,213,069	6,218,492	6,202,496	6,230,722	6,216,193

Fiscal 2012 and 2011 consisted of four 13 week quarters totaling 52 weeks for each year.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended December 29, 2012, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 240.13a-15.  As defined in Exchange Act Rules 240.13a-15(e) and 240.15d-15(e), “the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based upon that evaluation, the CEO and CFO concluded that the Company’s current disclosure controls and procedures were effective as of the December 29, 2012 evaluation date.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 240.13a-15(f). Under the supervision and with the participation of our management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 29, 2012.

The independent registered public accounting firm of the Company has issued a report on its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 29, 2012. Their report is included below in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
The Eastern Company
Naugatuck, Connecticut

We have audited The Eastern Company’s (the Company) internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows of the Company, and our report dated March 13, 2013 expressed an unqualified opinion.

/s/Fiondella, Milone & LaSaracina LLP

Glastonbury, Connecticut
March 13, 2013

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Registrant’s definitive proxy statement (“Proxy Statement”) for the 2013 Annual Meeting of Shareholders which is incorporated herein by reference will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 29, 2012.

The information concerning directors is incorporated herein by reference to our Proxy Statement under the captions “Item No. 1 – Election of Directors” and “Director Compensation in Fiscal 2012”.

The information concerning our executive officers is incorporated herein by reference to our Proxy Statement under the captions “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Compensation Committee Interlocks and Insider Participation”, “Executive Compensation”, “Stock Options”, “Options Exercised in Fiscal 2012”, “Outstanding Equity Awards at Fiscal 2012 Year-End”, and “Termination of Employment and Change in Control Arrangements”. The Registrant’s only Named Executive Officers are Leonard F. Leganza, Chairman, President and Chief Executive Officer, and John L. Sullivan III, Vice President and Chief Financial Officer.

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

Information concerning director and executive compensation is incorporated herein by reference to portions of the Company’s Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 29, 2012, under the captions “Director Compensation in Fiscal 2012”, “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Compensation Committee Interlocks and Insider Participation”, “Executive Compensation”, “Stock Options”, “Options Exercised in Fiscal 2012”, “Outstanding Equity Awards at Fiscal 2012 Year-End”, “Termination of Employment and Change in Control Arrangements”, and “Risk Assessment of Compensation Policies and Practices”. The Compensation Committee of the Board of Directors operates under the Compensation Committee Charter, which can be found on the Company’s website at http://www.easterncompany.com by clicking on Corporate Governance.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners and management:

(a)
Information concerning security ownership of certain beneficial owners is incorporated herein by reference to the Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 29, 2012, under the caption “Security Ownership of Certain Beneficial Shareholders”.

(b)
Information concerning security ownership of management is incorporated herein by reference to the Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 29, 2012, under the captions “Item No. 1 – Election of Directors”, “Security Ownership of Certain Beneficial Shareholders”, “Executive Compensation”, “Stock Options”, “Options Exercised in Fiscal 2012”, and “Outstanding Equity Awards at Fiscal 2012 Year-End”. See also the equity compensation plan information in Item 5 of this Annual Report on Form 10-K.

(c)	Changes in Control

None.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is incorporated herein by reference to our Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 29, 2012 under the caption “Policies and Procedures Concerning Related Persons Transactions”.

Information regarding director independence is incorporated herein by reference to our Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 29, 2012 under the captions “Item No.1 – Election of Directors” and “The Board of Directors and Committees”.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accountant fees and services is incorporated herein by reference to our Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 29, 2012 under the caption “Item No. 2 – Ratification of Appointment of Independent Registered Public Accounting Firm”.

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)                Documents filed as part of this report:

(1)	Financial statements
Report of Independent Registered Public Accounting Firm                                                                          29.

Consolidated Balance Sheets – December 29, 2012 and December 31, 2011                                               30.

Consolidated Statements of Income — Fiscal years ended December 29, 2012,
December 31, 2011 and January 1, 2011	32.

Consolidated Statements of Comprehensive Income — Fiscal years ended
December 29, 2012, December 31, 2011 and January 1, 2011	32.

Consolidated Statements of Shareholders’ Equity — Fiscal years ended
December 29, 2012, December 31, 2011 and January 1, 2011	33.

Consolidated Statements of Cash Flows—Fiscal years ended December 29, 2012,
December 31, 2011 and January 1, 2011	35.

Notes to Consolidated Financial Statements                                                                                                      36.

(2)           Financial Statement Schedule
Schedule II — Valuation and qualifying accounts                                                                                          64.

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

Form 8-K filed on February 6, 2013 setting forth the press release reporting the Company’s earnings for the quarter and fiscal year ended December 29, 2012 is incorporated herein by reference.

Form 8-K filed on February 19, 2013 setting forth the 2013 Executive Incentive Program is incorporated herein by reference.

(c)	None.

The Eastern Company and Subsidiaries

Schedule II – Valuation and Qualifying accounts

COL. A	COL. B	COL. C		COL. D	COL. E
		ADDITIONS
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts-Describe	Deductions – Describe	Balance at End of Period
Fiscal year ended December 29, 2012: Deducted from asset accounts: Allowance for doubtful accounts	$423,000	$147,313		$83,313 (a)	$487,000

Fiscal year ended December 31, 2011: Deducted from asset accounts: Allowance for doubtful accounts	$519,000	$44,502		$140,502 (a)	$423,000

Fiscal year ended January 1, 2011: Deducted from asset accounts: Allowance for doubtful accounts	$392,000	$177,186		$50,186 (a)	$519,000

 (a) Uncollectible accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 13, 2013	THE EASTERN COMPANY

By /s/ John L. Sullivan III John L. Sullivan III Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Leonard F. Leganza Leonard F. Leganza Chairman, President and Chief Executive Officer	March 13, 2013

/s/ John L. Sullivan III John L. Sullivan III Vice President and Chief Financial Officer	March 13, 2013

/s/ Kenneth R. Sapack Kenneth R. Sapack Chief Accounting Officer	March 13, 2013

/s/ John W. Everets John W. Everets Director	March 13, 2013

/s/ Charles W. Henry Charles W. Henry Director	March 13, 2013

/s/ David C. Robinson David C. Robinson Director	March 13, 2013

/s/ Donald S. Tuttle III Donald S. Tuttle III Director	March 13, 2013

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

(e)
Employment Agreement dated February 22, 2005 with Leonard F. Leganza is incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 22, 2005, as amended by amendments incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 25, 2007, Current Report on Form 8-K dated December 14, 2007, Current Report on Form 8-K dated October 22, 2008, Current Report on Form 8-K dated October 22, 2009, Current Report on Form 8-K dated October 28, 2010, Current Report on Form 8-K dated July 27, 2011 and Current Report on Form 8-K dated August 16, 2012.

(f)	The Eastern Company 2013 Executive Incentive Program is incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 19, 2013.

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

World Lock Co. Ltd., a private corporation organized under the laws of Taiwan (The Republic of China).

Sesamee Mexicana, Subsidiary, a private corporation organized under the laws of Mexico.

World Security Industries Co. Ltd., a private corporation organized under the laws of Hong Kong.

(23)	Consents of independent registered public accounting firm attached hereto on pages 68.

(31)	Certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certifications pursuant to Rule 13a-14(b) and 18 USC 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Letter to our shareholders from the Annual Report 2013 is attached on page 72.

(101)
The following materials from The Eastern Company Annual Report on Form 10-K for the year ended December 29, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 29, 2012 and December 31, 2011, (ii) the Consolidated Statements of Income for the fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011, (iii) the Consolidated Statements of Comprehensive Income for the fiscal years ended December 29, 2012, December 31, 2011, and January 1, 2011, (iv) the Consolidated Statements of Shareholders’ Equity for the years ended December 29, 2012, December 31, 2011, and January 1, 2011, (v) the Consolidated Statements of Cash Flows for the years ended December 29, 2012, December 31, 2011, and January 1, 2011, and (vi) the Notes to Consolidated Financial Statements.