Form 10-Q
period 2013-03-30
EASTERN CO
filed 2013-04-26
CIK 31107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 30, 2013

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding as of April 24, 2013
Common Stock, No par value	6,220,009

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	March 30, 2013	December 29, 2012
Current Assets
Cash and cash equivalents	$16,891,943	$18,482,144
Accounts receivable, less allowances: $522,000 - 2013; $487,000 - 2012	18,374,908	18,368,774
Inventories	29,791,380	29,384,780
Prepaid expenses and other assets	3,139,371	3,365,904
Recoverable income taxes receivable	408,632	1,158,632
Deferred income taxes	1,064,202	1,064,202
Total Current Assets	69,670,436	71,824,436

Property, Plant and Equipment	59,300,102	58,130,024
Accumulated depreciation	(33,314,571)	(32,469,281)
	25,985,531	25,660,743

Goodwill	13,906,902	13,933,599
Trademarks	171,312	170,512
Patents, technology, and other intangibles net of accumulated amortization	1,636,778	1,653,957
Deferred income taxes	2,463,987	2,610,903
	18,178,979	18,368,971
TOTAL ASSETS	$113,834,946	$115,854,150

LIABILITIES AND SHAREHOLDERS’ EQUITY	March 30, 2013	December 29, 2012
Current Liabilities
Accounts payable	$7,591,618	$7,607,658
Accrued compensation	1,401,937	3,453,709
Other accrued expenses	1,955,865	2,414,135
Current portion of long-term debt	1,428,571	1,428,571
Total Current Liabilities	12,377,991	14,904,073

Other long-term liabilities	607,463	607,463
Long-term debt, less current portion	5,714,286	6,071,428
Accrued postretirement benefits	2,568,340	2,507,726
Accrued pension cost	20,428,922	20,181,361

Shareholders’ Equity
Voting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Nonvoting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Common Stock, no par value:
Authorized: 50,000,000 shares
Issued: 8,914,738 shares in 2013 and 8,914,478 shares in 2012	28,590,111	28,585,498
Treasury Stock: 2,694,729 shares in 2013 and 2012	(19,105,723)	(19,105,723)
Retained earnings	79,100,862	78,717,589

Accumulated other comprehensive income (loss):
Foreign currency translation	2,539,395	2,640,478
Unrecognized net pension and postretirement benefit costs, net of tax	(18,986,701)	(19,255,743)
Accumulated other comprehensive loss	(16,447,306)	(16,615,265)
Total Shareholders’ Equity	72,137,944	71,582,099
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$113,834,946	$115,854,150

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 30, 2013	March 31, 2012
Net sales	$34,692,174	$40,495,894
Cost of products sold	(28,425,594)	(32,311,428)
Gross margin	6,266,580	8,184,466

Selling and administrative expenses	(4,681,296)	(5,015,052)
Operating profit	1,585,284	3,169,414

Interest expense	(86,076)	(89,237)
Other income	8,588	6,136
Income before income taxes	1,507,796	3,086,313

Income taxes	502,548	1,040,705
Net income	$1,005,248	$2,045,608

Earnings per share:
Basic	$.16	$.33

Diluted	$.16	$.33

Cash dividends per share:	$.10	$.10

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 30, 2013	March 31, 2012
Net income	$1,005,248	$2,045,608
Other comprehensive income:
Change in foreign currency translation	(101,083)	462,885
Change in pension and postretirement benefit costs, net of taxes of: 2013 – $146,916 2012 – $98,085	269,042	180,171
Total other comprehensive income	167,959	643,056
Comprehensive income	$1,173,207	$2,688,664

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 30, 2013	March 31, 2012
Operating Activities
Net income	$1,005,248	$2,045,608
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	949,554	817,557
Loss on sale of equipment and other assets	3,815	14,055
Provision for doubtful accounts	24,158	37,862
Issuance of Common Stock for directors’ fees	4,614	6,154
Changes in operating assets and liabilities:
Accounts receivable	(77,541)	(1,982,498)
Inventories	(370,921)	(161,271)
Prepaid expenses and other	(307,029)	(374,207)
Prepaid pension cost	664,775	186,606
Recoverable taxes receivable	750,000	647,949
Other assets	(47,063)	(21,003)
Accounts payable	7,411	300,851
Accrued compensation	(2,037,828)	(1,102,499)
Other accrued expenses	136,841	1,638,442
Net cash provided by operating activities	706,034	2,053,606

Investing Activities
Purchases of property, plant and equipment	(1,256,623)	(1,537,971)
Net cash used in investing activities	(1,256,623)	(1,537,971)

Financing Activities
Principal payments on long-term debt	(357,143)	(178,571)
Principal payments on revolving credit loan	-	(3,000,000)
Proceeds from issuance of long-term debt	-	5,000,000
Dividends paid	(621,975)	(621,387)
Net cash (used in) provided by financing activities	(979,118)	1,200,042

Effect of exchange rate changes on cash	(60,494)	95,927
Net change in cash and cash equivalents	(1,590,201)	1,811,604

Cash and cash equivalents at beginning of period	18,482,144	11,147,297
Cash and cash equivalents at end of period	$16,891,943	$12,958,901

See accompanying notes.

THE EASTERN COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 30, 2013

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. Refer to the Company’s consolidated financial statements and notes thereto included in its Form 10-K for the year ended December 29, 2012 for additional information.

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

The condensed consolidated balance sheet as of December 29, 2012 has been derived from the audited consolidated balance sheet at that date.

Note B – Earnings Per Share

The denominators used in the earnings per share computations follow:

	Three Months Ended
	March 30, 2013	March 31, 2012
Basic:
Weighted average shares outstanding	6,219,775	6,213,913

Diluted:
Weighted average shares outstanding	6,219,775	6,213,913
Dilutive stock options	17,067	17,826
Denominator for diluted earnings per share	6,236,842	6,231,739

Note C – Inventories

The components of inventories follow:

	March 30, 2013	December 29, 2012

Raw material and component parts	$ 8,579,917	$ 8,473,007
Work in process	6,256,190	6,160,578
Finished goods	14,955,273	14,751,195
	$ 29,791,380	$ 29,384,780

Note D – Segment Information

Segment financial information follows:

	Three Months Ended
	March 30, 2013	March 31, 2012
Revenues:
Sales to unaffiliated customers:
Industrial Hardware	$15,216,089	$19,207,700
Security Products	10,980,151	12,114,823
Metal Products	8,495,934	9,173,371
	$34,692,174	$40,495,894

Income before income taxes:
Industrial Hardware	$603,987	$1,964,557
Security Products	248,702	795,568
Metal Products	732,595	409,289
Operating Profit	1,585,284	3,169,414
Interest expense	(86,076)	(89,237)
Other income	8,588	6,136
Income before income taxes	$1,507,796	$3,086,313

Note E – Recent Accounting Pronouncements

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

Interest on the original term portion of the Loan Agreement is fixed at 4.98%.  Interest on the 2012 Term Loan is fixed at 3.90%   Prior to the amendment, the interest rate on the revolving credit portion of the Loan Agreement varied based on the LIBOR rate or People’s Prime rate plus a margin spread of 2.25%, with a floor rate of 4.0%.  As part of the amendment signed on January 25, 2012, this was changed to the LIBOR rate or People’s Prime rate plus 2.25%, with a floor of 3.25%; additionally the maturity date was extended to January 31, 2014.  During December 2011, the Company used $3,000,000 of the line of credit, the proceeds of which, along with existing cash, were used to fund a discretionary pension payment made in December, 2011.  This amount was repaid in January 2012.  The Company did not utilize the revolving credit portion of the loan during the quarter ended March 30, 2013.

The Company has loan covenants under the Loan Agreement which require the Company to maintain a fixed charge coverage ratio of at least 1.1 to 1, a leverage ratio of no more than 1.75 to 1, and minimum tangible net worth of $43 million as of the end of Fiscal 2010 increasing each year by 50% of consolidated net income.  This amount is approximately $52.8 million for Fiscal 2013 and was $48.5 million for Fiscal 2012.  In addition, the Company has restrictions on, among other things, new capital leases, purchases or redemptions of its capital stock, mergers and divestitures, and new borrowing.  The Company was in compliance with all covenants in 2012 and for the three month period ended March 30, 2013.

Note G – Goodwill

The following is a roll-forward of goodwill from year-end 2012 to the end of the first quarter 2013:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total

Beginning balance	$2,099,783	$11,833,816	$—	$13,933,599
Foreign exchange	(26,697)	—	—	(26,697)
Ending balance	$2,073,086	$11,833,816	$—	$13,906,902

Note H – Intangibles

Patents are recorded at cost and are amortized using the straight-line method over the lives of the patents. Technology and licenses are recorded at cost and are generally amortized on a straight-line basis over periods ranging from 5 to 17 years. Prior to 2013, non-compete agreements and customer relationships were being amortized using the straight-line method over a period of 5 years, all of which were fully amortized in 2012. Trademarks are not amortized as their lives are deemed to be indefinite.

The gross carrying amount and accumulated amortization of amortizable intangible assets:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total	Weighted-Average Amortization Period (Years)
2013 Patents and developed technology
Gross Amount:	$2,721,179	$1,037,020	$5,839	$3,764,038	15.7
Accumulated Amortization:	1,656,781	464,726	5,753	2,127,260
Net March 30, 2013 per Balance Sheet	$1,064,398	$572,294	$86	$1,636,778

2012 Patents and developed technology
Gross Amount:	$2,732,307	$1,021,409	$5,839	$3,759,555	15.8
Accumulated Amortization:	1,652,199	447,732	5,667	2,105,598
Net December 29, 2012 per Balance Sheet	$1,080,108	$573,677	$172	$1,653,957

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

Significant disclosures relating to these benefit plans for the first quarter of fiscal 2013 and 2012 follow:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Service cost	$752,032	$672,647	$50,642	$37,500
Interest cost	710,059	713,980	35,522	34,000
Expected return on plan assets	(1,100,912)	(982,747)	(24,347)	(24,250)
Amortization of prior service cost	61,356	41,409	(5,972)	(6,000)
Amortization of the net loss	355,859	242,847	4,715	-
Net periodic benefit cost	$778,394	$688,136	$60,560	$41,250

The Company’s funding policy with respect to its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations.  In 2013, the Company is required to contribute $1,121,000 into its pension plans and $155,000 into its postretirement plan. As of March 30, 2013, the Company has made contributions totaling $0 into its pension plans and $12,000 to its postretirement plan and will make the remaining contributions as required during the remainder of the year.

The Company has a contributory savings plan under Section 401(k) of the Internal Revenue Code covering substantially all U.S. non-union employees. The plan allows participants to make voluntary contributions of up to 100% of their annual compensation on a pretax basis, subject to IRS limitations. The plan provides for contributions by the Company at its discretion. The Company made contributions of $51,351 and $49,456 in the first quarter of 2013 and 2012, respectively.

Note J – Stock Based Compensation and Stock Options

The Company has stock option plans for officers, other key employees, and non-employee directors. As of March 30, 2013 two plans have shares reserved for future issuance, the 1995 and 2010 plans.  Incentive stock options granted under the 1995 and 2010 plans must have exercise prices that are not less than 100% of the fair market value of the stock on the dates the options are granted. Restricted stock awards may also be granted to participants under the 2010 plan with restrictions determined by the Compensation Committee of the Company’s Board of Directors. Under the 1995 and 2010 plans, nonqualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Company’s Board of Directors. No options or restricted stock were granted in the first quarter of 2013 or 2012.

As of March 30, 2013, there were 500,000 shares available for future grant under the above noted 2010 plan and there were no shares available for grant under the 1995 plan.  As of March 30, 2013, there were 521,000 shares of common stock reserved under all option plans for future issuance.

	Three Months Ended March 30, 2013		Year Ended December 29, 2012
	Shares	Weighted - Average Exercise Price	Shares	Weighted - Average Exercise Price
Outstanding at beginning of period	21,000	$13.580	25,500	$13.580
Exercised	—	—	(4,500)	13.580
Outstanding at end of period	21,000	13.580	21,000	13.580

Options Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of March 30, 2013	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$13.58	21,000	1.7	13.580

At March 30, 2013, outstanding and exercisable options had an intrinsic value of $83,160.

Note K – Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2009 and non-U.S. income tax examinations by tax authorities prior to 2006.  During the first quarter of 2013, the Company was notified by the Internal Revenue Service that they will be examining the tax returns for Fiscal 2010 and 2011.  The Company does not expect any material change to its financial statements as a result of this audit.

The total amount of unrecognized tax benefits could increase or decrease within the next twelve months for a number of reasons, including the closure of federal, state and foreign tax years by expiration of the statute of limitations and the recognition and measurement considerations under FASB Accounting Standards Codification (“ASC”) 740.  There have been no significant changes to the amount of unrecognized tax benefits during the three months ended March 30, 2013.  The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will not increase or decrease significantly over the next twelve months.

Note L - Financial Instruments and Fair Value Measurements

Financial Risk Management Objectives and Policies

The Company is exposed primarily to credit, interest rate and currency exchange rate risks which arise in the normal course of business.

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk for the Company is its receivable accounts with customers. The Company has established credit limits for customers and monitors their balances to mitigate the risk of loss. At March 30, 2013 and December 29, 2012, there were no significant concentrations of credit risk. No one customer represented more than 10% of the Company’s net trade receivables at March 30, 2013 or at December 30, 2012.  The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable.

Interest Rate Risk

On March 30, 2013, the Company has no exposure to the risk of changes in market interest rates as the interest rate on the outstanding debt is fixed at 4.98% and 3.90%.

Fair Value Measurements

Assets and liabilities that require fair value measurement are recorded at fair value using market and income valuation approaches and considering the Company’s and counterparty’s credit risk. The Company uses the market approach and the income approach to value assets and liabilities as appropriate. There are no assets or liabilities requiring fair value measurements on March 30, 2013 or December 29, 2012.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in the Company’s financial position and results of operations for the thirteen weeks ended March 30, 2013. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 29, 2012 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

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

Overview

Sales in the first quarter of 2013 decreased 14% compared to the prior year, which was primarily the result of a decrease of 20% in sales of existing products in many of the markets we serve. The decrease was offset in part by selective price increases to customers of 1% and the introduction of new products which increased sales by 5%.  Sales in the first quarter of 2013 decreased in each of the Company’s business segments when compared to the first quarter of 2012: the Industrial Hardware segment sales decreased approximately 21%, the Security Products segment sales decreased approximately 9% and the Metal Products segment sales decreased approximately 7%.  The decreases in sales of existing products in all three business segments were due to uncertain worldwide general economic conditions.

For the three months ended March 30, 2013, gross margin as a percentage of sales was 18% compared to 20% in the comparable period of 2012.  This decrease was primarily the result of lower sales volume causing lower utilization of the Company’s production capacity in the 2013 period.

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

Cash flow from operations in the first quarter of 2013 decreased compared to the same period in 2012. This decrease is primarily due to the lower level of earnings in the 2013 period and the associated timing differences in the collections of accounts receivable, payments of liabilities, and changes in inventories.  Cash on hand and cash flow from operations, along with the result of controlling discretionary expenditures, should be sufficient to enable the Company to meet all its existing obligations and continue its quarterly dividend payments.

A more detailed analysis of the Company’s results of operations and financial condition follows:

Results of Operations

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of operations as a percentage of net sales, by segment:

	Three Months Ended March 30, 2013
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	81.4%	80.4%	84.8%	81.9%
Gross margin	18.6%	19.6%	15.2%	18.1%

Selling and administrative expense	14.6%	17.3%	6.6%	13.5%
Operating profit	4.0%	2.3%	8.6%	4.6%

	Three Months Ended March 31, 2012
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	76.8%	77.6%	89.1%	79.8%
Gross margin	23.2%	22.4%	10.9%	20.2%

Selling and administrative expense	13.0%	15.8%	6.4%	12.4%
Operating profit	10.2%	6.6%	4.5%	7.8%

The following table shows the amount of change for the first quarter of 2013 compared to the first quarter of 2012 in sales, cost of products sold, gross margin, selling and administrative expenses and operating results, by segment (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$ (3,992)	$ (1,135)	$ (677)	$ (5,804)

Volume	-28.5%	-11.9%	-10.7%	-19.5%
Prices	0.1%	0.6%	1.7%	0.6%
New products	7.6%	1.9%	1.6%	4.6%
	-20.8%	-9.4%	-7.4%	-14.3%

Cost of products sold	$ (2,354)	$ (569)	$ (963)	$ (3,886)
	-16.0%	-6.1%	-11.8%	-12.0%

Gross margin	$ (1,638)	$ (566)	$ 286	$ (1,918)
	-36.7%	-20.8%	28.5%	-23.4%

Selling and administrative expenses	$ (278)	$ (19)	$ (37)	$ (334)
	-11.1%	-1.0%	-6.2%	-6.7%

Operating profit	$ (1,360)	$ (547)	$ 323	$ (1,584)
	-69.3%	-68.7%	79.0%	-50.0%

Industrial Hardware Segment

Net sales in the Industrial Hardware segment were down 21% in the first quarter of 2013 compared to the prior year quarter. The lower sales in the first quarter of 2013 reflected a decrease in sales of existing products, primarily lightweight composite panels used in an interactive electronic board product, as well as lower sales to the distribution and military markets in the first quarter of 2013 compared to the prior year quarter.  The decrease in sales of the lightweight composite panels for the electronic board product was the result of bad raw material received from a vendor, which has been replaced, and we expect to make-up production and sales of this product during the second quarter of 2013.  The decrease was reduced by an increase in sales to the Class 8 truck market in 2013 compared to the same period in 2012, selective price increases to customers and the introduction of new products.  All of the new products were developed internally and included a rotary lock, a paddle handle, an adjustable rod assembly, a striker pin and a venting line of products for the Class 8 truck market; an escape hatch for the military market; and a trigger latch for the bus market; a frack tank made from lightweight composite panels for the oil and gas market; as well as a variety of locking and latching products for the many markets we serve.

Cost of products sold for the Industrial Hardware segment decreased $2.4 million or 16% in the first quarter of 2013 compared to the first quarter of 2012.  The most significant factors resulting in changes in cost of products sold in the 2013 quarter compared to the 2012 quarter included:

▪ a decrease of $1.9 million or 21% in raw materials;
▪ a decrease of $0.2 million or 5% in costs for payroll and payroll related charges;
▪ a decrease of $0.1 million or 40% in costs for supplies and tools;
▪ and a decrease of $0.1 million or 36% from the sale of scrap.

Gross margin as a percentage of net sales for the Industrial Hardware segment decreased from 23% in the first quarter 2012 to 19% in the first quarter of 2013.  The decrease in gross margin for the 2013 period reflects the lower volume of sales in 2013, the mix of products produced and the changes in cost of products sold discussed above.

Selling and administrative expenses in the Industrial Hardware segment decreased $0.3 million or 11% from 2012 to 2013.  The most significant factor resulting in changes in selling and administrative expenses in the Industrial Hardware segment in the first quarter of 2013 compared to the 2012 quarter was:

▪ a decrease of $0.2 million or 12% in payroll and payroll related charges.

Security Products Segment

Net sales in the Security Products segment decreased 9% in the first quarter of 2013 compared to the first quarter of 2012.  The decrease in sales in the first quarter of 2013 in the Security Products segment is primarily the result of lower sales volume of existing products across many of the markets we serve.  Selective price increases and the introduction of new products offset a portion of the sales decrease.  Sales of new products included a clamp and a tubular slam lock for the vehicular market, a puck lock for the OEM market, luggage locks for the travel market, a round body steel padlock for the retail hardware market and mini “D” ring handle assembly for the storage market.

Cost of products sold for the Security Products segment decreased $0.6 million or 6% in 2013 as compared to the first quarter of 2012.  The most significant factors resulting in changes in cost of products sold in the first quarter of 2013 compared to 2012 quarter included:

▪ a decrease of $0.4 million or 5% in raw materials;
▪ a decrease of $0.1 million or 123% in foreign exchange;
▪ and a decrease of $0.1 million or 36% in costs for supplies and tools.

Gross margin as a percentage of sales for the Security Products segment decreased from 22% to 20% primarily due to the lower sales volume in 2013 compared to the same period in 2012.

Selling and administrative expenses in the Security Products segment were comparable for the first quarter of 2013 and 2012.

Metal Products Segment

Net sales in the Metal Products segment decreased 7% in the first quarter of 2013 as compared to the prior year period. The lower sales in the first quarter of 2013 reflected a decrease in sales of existing products. The decrease was partially offset by selective price increases to customers and the introduction of new products.   Sales of mining products were down 8% in 2013 compared to the first quarter of 2012 and sales of contract castings increased 3% from the prior year levels. The decrease in sales of mining products was driven by weaker demand in the first quarter of 2013 in both the U.S. and Canadian mining markets compared to the prior year first quarter. It is too early to determine if this is a temporary reduction in mining business or the result of the new clean air rules enacted by the U.S. Environmental Protection Agency that went into effect in 2012. Mining sales benefited from the introduction of new mining products including a spherical head, a rope thread and a spherical three-hole block. The increase in sales of contract casting was primarily the result of sales of a new rail clamp product for a solar panel application.

Cost of products sold for the Metal Products segment decreased $1.0 million or 12% in the first quarter of 2013 compared to the same period in 2012.  The most significant factors resulting in changes in cost of products sold in the first quarter of 2013 compared to the 2012 first quarter included:

▪	a decrease of $0.5 million or 24% in raw materials;
▪	a decrease of $0.3 million or 43% related to costs for maintenance and repairs;
▪	and a decrease of $0.1 million or 12% in costs for supplies and tools.

Gross margin as a percentage of net sales improved from 11% in the first quarter of 2012 to 15% for the 2013 quarter. The increase is due to the mix of products produced, elimination of products with unacceptable profit margins, price increases to customers, and cost reductions related to improved production efficiency resulting from the capital investment made in the operation over the last several years.

Selling and administrative expenses in the Metal Products segment were comparable for the first quarter of 2013 and 2012.

Other Items

Interest expense decreased 4% in the first quarter of 2013 compared to the prior year period due to the decreased level of debt.

Other income for both periods presented was not material to the financial statements.

Income taxes reflected the change in the operating results.  The effective tax rate in the first quarter of 2013 was 33.3% and was comparable to the 2012 effective rate which was 33.7%.

Liquidity and Sources of Capital

The Company provided $706,000 from its operations during the first three months of 2013 compared to $2.1 million during the same period in 2012.  The decrease in cash flows in the quarter was primarily the result of the lower earnings in the first quarter of 2013 compared to the 2012 first quarter, as well as the associated timing differences in the collections of accounts receivable, payments of liabilities, and changes in inventories.  Cash flow from operations coupled with cash on hand at the beginning of the year was sufficient to fund capital expenditures, debt service, and dividend payments.

Additions to property, plant and equipment were $1.3 million for the first three months of 2013 compared to $1.5 million for the same period in 2012.  Total capital expenditures for 2013 are expected to be approximately $7 million.  As of March 30, 2013, there is approximately $1.6 million of outstanding commitments for these capital expenditures.

The following table shows key financial ratios at the end of each period:

	First Quarter 2013	First Quarter 2012	Year End 2012
Current ratio	5.6	4.8	4.8
Average days’ sales in accounts receivable	49	47	47
Inventory turnover	3.8	4.3	4.2
Total debt to shareholders’ equity	9.9%	12.0%	10.5%

The following table shows important liquidity measures as of the balance sheet date for each period below (in millions):
	First Quarter 2013	First Quarter 2012	Year End 2012
Cash and cash equivalents
- Held in the United States	$ 9.2	$ 6.2	$ 10.4
- Held by a foreign subsidiary	7.7	6.8	8.1
	16.9	13.0	18.5
Working capital	57.3	54.6	56.9
Net cash provided by operating activities	0.7	2.1	13.6
Change in working capital impact on net cash (used)/provided by operating activities	(1.3)	(0.8)	0.3
Net cash used in investing activities	(1.3)	(1.5)	(4.2)
Net cash (used in)/provided by financing activities	(1.0)	1.2	(2.3)

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

Total inventories as of March 30, 2013 were $29.8 million, compared to $29.4 million at year end 2012 and $30.2 million at the end of the first quarter of 2012.  Inventory turns declined in the first quarter of 2013 related to the lower revenue for the period.  Accounts receivable remained fairly consistent at $18.4 million compared to $18.4 million at year end 2012 and slightly lower than the $20.7 million at the end of the first quarter of fiscal 2012.  The decrease from the first quarter of 2012 is related to lower revenues in the first three months of the current year.

Cash on hand, cash flow from operating activities and funds available under the revolving credit portion of the Company’s Loan Agreement are expected to be sufficient to cover future foreseeable working capital requirements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from what was reported in the 2012 Annual Report on Form 10-K.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of the end of the quarter ended March 30, 2013, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 240.13a-15.  As defined in Exchange Act Rules 240.13a-15(e) and 240.15d-15(e), “the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based upon that evaluation, the CEO and CFO concluded that the Company’s current disclosure controls and procedures were effective as of the March 30, 2013 evaluation date.

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

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

During 2010, the Company was contacted by the State of Illinois regarding potential ground contamination at our plant in Wheeling, Illinois.  The Company enlisted into a voluntary remediation program in Illinois and has engaged an environmental clean-up company to perform testing and develop a remediation plan, if needed.  No estimate for the cost of any potential remediation was available when this Form 10-Q was filed with the SEC.

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

ITEM 1A – RISK FACTORS

There have been no material changes in risk factors from what was reported in the 2012 Annual Report on Form 10-K.

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

99(1)) The Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012 is incorporated herein by reference.

99(2)) Form 8-K filed on April 24, 2013 setting forth the press release reporting the Company’s earnings for the quarter ended March 30, 2013 is incorporated herein by reference.

99(3)) Form 8-K filed on April 25, 2013 setting forth the results of the vote at the annual meeting of shareholders of the Company which was held on April 24, 2013 is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE EASTERN COMPANY
(Registrant)
DATE: April 26, 2013	/s/Leonard F. Leganza
Leonard F. Leganza Chairman, President and Chief Executive Officer

DATE: April 26, 2013	/s/John L. Sullivan III
John L. Sullivan III Vice President and Chief Financial Officer