Form 10-Q
period 2013-06-29
EASTERN CO
filed 2013-07-26
CIK 31107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 29, 2013

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding as of July 24, 2013
Common Stock, No par value	6,221,456

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	June 29, 2013	December 29, 2012
Current Assets
Cash and cash equivalents	$18,166,988	$18,482,144
Accounts receivable, less allowances: $393,000 - 2013; $487,000 - 2012	19,455,843	18,368,774
Inventories	29,668,583	29,384,780
Prepaid expenses and other assets	3,042,021	3,365,904
Recoverable income taxes receivable	408,632	1,158,632
Deferred income taxes	1,064,202	1,064,202
Total Current Assets	71,806,269	71,824,436

Property, Plant and Equipment	60,563,028	58,130,024
Accumulated depreciation	(34,117,902)	(32,469,281)
	26,445,126	25,660,743

Goodwill	13,867,312	13,933,599
Trademarks	174,790	170,512
Patents, technology, and other intangibles net of accumulated amortization	1,569,556	1,653,957
Deferred income taxes	2,317,070	2,610,903
	17,928,728	18,368,971
TOTAL ASSETS	$116,180,123	$115,854,150

LIABILITIES AND SHAREHOLDERS’ EQUITY	June 29, 2013	December 29, 2012
Current Liabilities
Accounts payable	$8,022,473	$7,607,658
Accrued compensation	2,023,840	3,453,709
Other accrued expenses	1,902,549	2,414,135
Current portion of long-term debt	1,428,571	1,428,571
Total Current Liabilities	13,377,433	14,904,073

Other long-term liabilities	607,463	607,463
Long-term debt, less current portion	5,357,143	6,071,428
Accrued postretirement benefits	2,619,586	2,507,726
Accrued pension cost	20,674,879	20,181,361

Shareholders’ Equity
Voting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Nonvoting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Common Stock, no par value:
Authorized: 50,000,000 shares
Issued: 8,916,185 shares in 2013 and 8,914,478 shares in 2012	28,610,330	28,585,498
Treasury Stock: 2,694,729 shares in 2013 and 2012	(19,105,723)	(19,105,723)
Retained earnings	80,653,055	78,717,589

Accumulated other comprehensive income (loss):
Foreign currency translation	2,103,616	2,640,478
Unrecognized net pension and postretirement benefit costs, net of tax	(18,717,659)	(19,255,743)
Accumulated other comprehensive loss	(16,614,043)	(16,615,265)
Total Shareholders’ Equity	73,543,619	71,582,099
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$116,180,123	$115,854,150

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months Ended		Three Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales	$73,940,154	$82,055,483	$39,247,980	$41,559,589
Cost of products sold	(59,142,732)	(64,625,627)	(30,717,138)	(32,314,199)
Gross margin	14,797,422	17,429,856	8,530,842	9,245,390

Selling and administrative expenses	(9,904,481)	(10,116,208)	(5,223,185)	(5,101,156)
Operating profit	4,892,941	7,313,648	3,307,657	4,144,234

Interest expense	(170,852)	(187,904)	(84,776)	(98,667)
Other income	28,459	10,723	19,871	4,587
Income before income taxes	4,750,548	7,136,467	3,242,752	4,050,154

Income taxes	1,571,006	2,458,513	1,068,458	1,417,808
Net income	$3,179,542	$4,677,954	$2,174,294	$2,632,346

Earnings per Share:
Basic	$.51	$.75	$.35	$.42

Diluted	$.51	$.75	$.35	$.42

Cash dividends per share:	$.20	$.20	$.10	$.10

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Six Months Ended		Three Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net income	$3,179,542	$4,677,954	$2,174,294	$2,632,346
Other comprehensive income/(loss):
Change in foreign currency translation	(536,862)	51,933	(435,779)	(410,952)
Change in pension and postretirement benefit costs, net of taxes of: 2013 – $293,833 and $146,917, respectively 2012 – $196,189 and $98,104, respectively	538,084	360,377	269,042	180,206
Total other comprehensive income/(loss)	1,222	412,310	(166,737)	(230,746)
Comprehensive income	$3,180,764	$5,090,264	$2,007,557	$2,401,600

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 29, 2013	June 30, 2012
Operating Activities
Net income	$3,179,542	$4,677,954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,948,878	1,710,686
Loss on sale of equipment and other assets	11,394	17,756
Provision for doubtful accounts	40,410	65,159
Issuance of Common Stock for directors’ fees	11,253	12,298
Changes in operating assets and liabilities:
Accounts receivable	(1,301,746)	(1,811,994)
Inventories	(387,175)	268,835
Prepaid expenses and other	(224,680)	411,292
Prepaid pension cost	1,327,949	(517,902)
Recoverable taxes receivable	750,000	647,949
Other assets	(51,997)	(34,196)
Accounts payable	454,402	(228,004)
Accrued compensation	(1,397,640)	(395,312)
Other accrued expenses	165,827	570,077
Net cash provided by operating activities	4,526,417	5,394,598

Investing Activities
Purchases of property, plant and equipment	(2,714,190)	(2,371,770)
Proceeds from sales of equipment and other assets	-	19,000
Net cash used in investing activities	(2,714,190)	(2,352,770)

Financing Activities
Principal payments on long-term debt	(714,286)	(535,714)
Principal payments on revolving credit loan	-	(3,000,000)
Proceeds from issuance of long-term debt	-	5,000,000
Proceeds from sales of Common Stock	13,580	61,110
Dividends paid	(1,244,076)	(1,242,807)
Net cash (used in)/provided by financing activities	(1,944,782)	282,589

Effect of exchange rate changes on cash	(182,601)	12,785
Net change in cash and cash equivalents	(315,156)	3,337,202

Cash and cash equivalents at beginning of period	18,482,144	11,147,297
Cash and cash equivalents at end of period	$18,166,988	$14,484,499

See accompanying notes.

THE EASTERN COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 29, 2013

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

The condensed consolidated balance sheet as of December 29, 2012 has been derived from the audited consolidated balance sheet at that date.

Note B – Earnings Per Share

The denominators used in the earnings per share computations follow:

	Six Months Ended		Three Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Basic:
Weighted average shares outstanding	6,220,171	6,214,644	6,220,569	6,217,198

Diluted:
Weighted average shares outstanding	6,220,171	6,214,644	6,220,569	6,217,198
Dilutive stock options	17,262	15,981	17,456	14,137
Denominator for diluted earnings per share	6,237,433	6,230,625	6,238,025	6,231,335

Note C – Inventories

The components of inventories follow:

	June 29, 2013	December 29, 2012

Raw material and component parts	$ 8,544,552	$ 8,473,007
Work in process	6,230,402	6,160,578
Finished goods	14,893,629	14,751,195
	$ 29,668,583	$ 29,384,780

Note D – Segment Information

Segment financial information follows:

	Six Months Ended		Three Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Revenues:
Sales to unaffiliated customers:
Industrial Hardware	$31,615,564	$36,954,659	$16,399,474	$17,746,959
Security Products	23,957,489	26,096,043	12,977,338	13,981,220
Metal Products	18,367,101	19,004,781	9,871,168	9,831,410
	$73,940,154	$82,055,483	$39,247,980	$41,559,589

Income before income taxes:
Industrial Hardware	$2,063,104	$4,089,783	$1,459,117	$2,125,226
Security Products	1,237,434	2,343,204	988,732	1,547,636
Metal Products	1,592,403	880,661	859,808	471,372
Operating Profit	4,892,941	7,313,648	3,307,657	4,144,234
Interest expense	(170,852)	(187,904)	(84,776)	(98,667)
Other income	28,459	10,723	19,871	4,587
	$4,750,548	$7,136,467	$3,242,752	$4,050,154

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

Interest on the original term portion of the Loan Agreement is fixed at 4.98%.  Interest on the 2012 Term Loan is fixed at 3.90%   Prior to the amendment, the interest rate on the revolving credit portion of the Loan Agreement varied based on the LIBOR rate or People’s Prime rate plus a margin spread of 2.25%, with a floor rate of 4.0%.  As part of the amendment signed on January 25, 2012, this was changed to the LIBOR rate or People’s Prime rate plus 2.25%, with a floor of 3.25%; additionally the maturity date was extended to January 31, 2014.  During December 2011, the Company used $3,000,000 of the revolving credit, the proceeds of which, along with existing cash, to fund a discretionary pension payment made in December, 2011.  This amount was repaid in January 2012.  The Company did not utilize the revolving credit during the remainder of Fiscal 2012 or during the quarter or six month period ended June 29, 2013.

The Company has loan covenants under the Loan Agreement which require the Company to maintain a fixed charge coverage ratio of at least 1.1 to 1, a leverage ratio of no more than 1.75 to 1, and minimum tangible net worth of $43 million as of the end of Fiscal 2010 increasing each year by 50% of consolidated net income.  This amount is approximately $52.8 million for Fiscal 2013 and was $48.5 million for Fiscal 2012.  In addition, the Company has restrictions on, among other things, new capital leases, purchases or redemptions of its capital stock, mergers and divestitures, and new borrowing.  The Company was in compliance with all covenants in 2012 and for the three and six month periods ended June 29, 2013.

Note G – Goodwill

The following is a roll-forward of goodwill from year-end 2012 to the end of the second quarter 2013:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total

Beginning balance	$2,099,783	$11,833,816	$—	$13,933,599
Foreign exchange	(66,287)	—	—	(66,287)
Ending balance	$2,033,496	$11,833,816	$—	$13,867,312

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

The gross carrying amount and accumulated amortization of amortizable intangible assets:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total	Weighted-Average Amortization Period (Years)
2013 Patents and developed technology
Gross Amount:	$2,656,675	$1,042,132	$5,839	$3,704,646	15.4
Accumulated Amortization:	1,648,103	481,149	5,838	2,135,090
Net June 29, 2013 per Balance Sheet	$1,008,572	$560,983	$1	$1,569,556

2012 Patents and developed technology
Gross Amount:	$2,732,307	$1,021,409	$5,839	$3,759,555	15.8
Accumulated Amortization:	1,652,199	447,732	5,667	2,105,598
Net December 29, 2012 per Balance Sheet	$1,080,108	$573,677	$172	$1,653,957

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

Significant disclosures relating to these benefit plans for the second quarter and first six months of fiscal 2013 and 2012 follow:
	Pension Benefits
	Six Months Ended		Three Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Service cost	$1,504,062	$1,347,196	$752,030	$674,549
Interest cost	1,420,117	1,427,960	710,058	713,980
Expected return on plan assets	(2,201,824)	(1,965,495)	(1,100,912)	(982,748)
Amortization of prior service cost	122,715	82,819	61,359	41,410
Amortization of the net loss	711,716	485,692	355,857	242,845
Net periodic benefit cost	$1,556,786	$1,378,172	$778,392	$690,036

	Postretirement Benefits
	Six Months Ended		Three Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Service cost	$101,284	$86,807	$50,642	$49,307
Interest cost	71,043	71,694	35,521	37,694
Expected return on plan assets	(48,694)	(48,520)	(24,347)	(24,270)
Amortization of prior service cost	(11,944)	(11,945)	(5,972)	(5,945)
Amortization of the net loss	9,430	-	4,715	-
Net periodic benefit cost	$121,119	$98,036	$60,559	$56,786

The Company’s funding policy with respect to its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations. In 2013, the Company expects to contribute $2,057,000 into its pension plans and $55,000 into its postretirement plan. As of June 29, 2013, the Company has made contributions totaling $207,000 into its pension plans and $15,000 to its postretirement plan and will make the remaining contributions as required during the remainder of the year.

The Company has a contributory savings plan under Section 401(k) of the Internal Revenue Code covering substantially all U.S. non-union employees. The plan allows participants to make voluntary contributions of up to 100% of their annual compensation on a pretax basis, subject to IRS limitations. The plan provides for contributions by the Company at its discretion. The Company made contributions of $49,385 and $100,736 in the second quarter and first six months of 2013, respectively and $47,272 and $96,729 in the second quarter and first six months of 2012, respectively.

Note J – Stock Based Compensation and Stock Options

The Company has stock option plans for officers, other key employees, and non-employee directors. As of June 29, 2013 two plans have shares reserved for future issuance, the 1995 and 2010 plans.  Incentive stock options granted under the 1995 and 2010 plans must have exercise prices that are not less than 100% of the fair market value of the stock on the dates the options are granted. Restricted stock awards may also be granted to participants under the 2010 plan with restrictions determined by the Compensation Committee of the Company’s Board of Directors. Under the 1995 and 2010 plans, nonqualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Company’s Board of Directors. No options or restricted stock were granted in the first six months of 2013 or 2012.

As of June 29, 2013, there were 500,000 shares available for future grant under the above noted 2010 plan and there were no shares available for grant under the 1995 plan.  As of June 29, 2013, there were 520,000 shares of common stock reserved under all option plans for future issuance.

	Six Months Ended June 29, 2013		Year Ended December 29, 2012
	Shares	Weighted - Average Exercise Price	Shares	Weighted - Average Exercise Price
Outstanding at beginning of period	21,000	$13.580	25,500	$13.580
Exercised	(1,000)	13.580	(4,500)	13.580
Outstanding at end of period	20,000	13.580	21,000	13.580

Options Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of June 29, 2013	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$13.58	20,000	1.5	$13.580

At June 29, 2013, outstanding and exercisable options had an intrinsic value of $48,400.  The total intrinsic value of stock options exercised in the first six months of 2013 was $1,590.

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

The total amount of unrecognized tax benefits could increase or decrease within the next twelve months for a number of reasons, including the closure of federal, state and foreign tax years by expiration of the statute of limitations and the recognition and measurement considerations under FASB Accounting Standards Codification (“ASC”) 740.  There have been no significant changes to the amount of unrecognized tax benefits during the three or six month period ended June 29, 2013.  The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will not increase or decrease significantly over the next twelve months.

Note L - Financial Instruments and Fair Value Measurements

Financial Risk Management Objectives and Policies

The Company is exposed primarily to credit, interest rate and currency exchange rate risks which arise in the normal course of business.

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk for the Company is its receivable accounts with customers. The Company has established credit limits for customers and monitors their balances to mitigate the risk of loss. At June 29, 2013 and December 29, 2012, there were no significant concentrations of credit risk. No one customer represented more than 10% of the Company’s net trade receivables at June 29, 2013 or at December 29, 2012.  The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable.

Interest Rate Risk

On June 29, 2013, the Company has no exposure to the risk of changes in market interest rates as the interest rates on the outstanding debt are fixed at 4.98% and 3.90%.

Fair Value Measurements

Assets and liabilities that require fair value measurement are recorded at fair value using market and income valuation approaches and considering the Company’s and counterparty’s credit risk. The Company uses the market approach and the income approach to value assets and liabilities as appropriate. There are no assets or liabilities requiring fair value measurements on June 29 2013 or December 29, 2012.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in the Company’s financial position and results of operations for the twenty-six weeks ended June 29, 2013. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 29, 2012 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

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

Recent Developments

On July 24, 2013, the Board of Directors of the Company voted to increase the quarterly dividend by 10% effective in the third quarter of 2013.  The third quarter 2013 dividend payment at the increased rate of $0.11 per share will represent the 292nd regular consecutive quarterly dividend.

Overview

Sales in the second quarter of 2013 decreased 6% compared to the second quarter of 2012, which was primarily the result of a decrease of 8% in sales of existing products in many of the markets we serve. The decrease was offset in part by selective price increases to customers of 1% and the introduction of new products which increased sales by 1%.  In the second quarter of 2013 Industrial Hardware sales decreased 8%, Security Products sales decreased 7% and Metal Products sales were comparable to the prior year period.

Gross margin as a percentage of sales for the three months ended June 29, 2013 was 22% and was comparable to the prior year period.

Sales in the first six months of 2013 decreased 10% compared to the prior year period, which was primarily the result of a decrease of 14% in sales of existing products in many of the markets we serve. The decrease was offset in part by selective price increases to customers of 1% and the introduction of new products which increased sales by 3%.  Sales decreased in the first six months of 2013 by 14% in the Industrial Hardware segment, by 8% in the Security Products segment, and by 3% in the Metal Products segment compared to the prior year period.

Gross margin as a percentage of sales for the six months ended June 29, 2013 was 20% compared to 21% in the comparable period a year ago.  This decrease was primarily the result of lower sales volume causing lower utilization of the Company’s production capacity in the 2013 period.

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

Cash flow from operations in the first six months of 2013 decreased compared to the same period in 2012. This decrease is primarily due to the lower level of earnings in the 2013 period and the associated timing differences in the collections of accounts receivable, payments of liabilities, and changes in inventories.  Cash on hand, cash flow from operations, along with the result of controlling discretionary expenditures, should enable the Company to meet all its existing obligations and continue its quarterly dividend payments.

A more detailed analysis of the Company’s results of operations and financial condition follows:

Results of Operations

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of operations as a percentage of net sales, by segment:

	Three Months Ended June 29, 2013
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	75.3%	77.1%	84.7%	78.3%
Gross margin	24.7%	22.9%	15.3%	21.7%

Selling and administrative expense	15.8%	15.3%	6.6%	13.3%
Operating profit	8.9%	7.6%	8.7%	8.4%

	Three Months Ended June 30, 2012
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	74.1%	74.4%	89.1%	77.8%
Gross margin	25.9%	25.6%	10.9%	22.2%

Selling and administrative expense	13.9%	14.5%	6.1%	12.2%
Operating profit	12.0%	11.1%	4.8%	10.0%

The following table shows the amount of change for the second quarter of 2013 compared to the second quarter of 2012 in sales, cost of products sold, gross margin, selling and administrative expenses and operating profit, by segment (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$ (1,348)	$ (1,004)	$ 40	$ (2,312)

Volume	-9.7%	-9.0%	-3.0%	-7.9%
Prices	0.0%	1.0%	1.6%	0.7%
New products	2.1%	0.8%	1.8%	1.6%
	-7.6%	-7.2%	0.4%	-5.6%

Cost of products sold	$ (806)	$ (393)	$ (398)	$ (1,597)
	-6.1%	-3.8%	-4.5%	-4.9%

Gross margin	$ (542)	$ (611)	$ 438	$ (715)
	-11.8%	-17.1%	40.9%	-7.7%

Selling and administrative expenses	$ 124	$ (52)	$ 50	$ 122
	5.1%	-2.6%	8.3%	2.4%

Operating profit	$ (666)	$ (559)	$ 388	$ (837)
	-31.3%	-36.1%	82.4%	-20.2%

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of income as a percentage of net sales, by segment:

	Six Months Ended June 29, 2013
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	78.3%	78.6%	84.8%	80.0%
Gross margin	21.7%	21.4%	15.2%	20.0%

Selling and administrative expense	15.2%	16.2%	6.5%	13.4%
Operating profit	6.5%	5.2%	8.7%	6.6%

	Six Months Ended June 30, 2012
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	75.5%	75.9%	89.1%	78.8%
Gross margin	24.5%	24.1%	10.9%	21.2%

Selling and administrative expense	13.4%	15.1%	6.3%	12.3%
Operating profit	11.1%	9.0%	4.6%	8.9%

The following table shows the amount of change for the first six months of 2013 compared to the first six months of 2012 in sales, cost of products sold, gross margin, selling and administrative expenses and operating profit, by segment (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$ (5,339)	$ (2,139)	$ (637)	$ (8,115)

Volume	-19.5%	-10.4%	-6.7%	-13.6%
Prices	0.1%	0.9%	1.7%	0.7%
New products	5.0%	1.3%	1.7%	3.0%
	-14.4%	-8.2%	-3.3%	-9.9%

Cost of products sold	$ (3,159)	$ (962)	$ (1,362)	$ (5,483)
	-11.3%	-4.9%	-8.0%	-8.5%

Gross margin	$ (2,180)	$ (1,177)	$ 725	$ (2,632)
	-24.1%	-18.7%	34.9%	-15.1%

Selling and administrative expenses	$ (153)	$ (71)	$ 13	$ (211)
	-3.1%	-1.8%	1.1%	-2.1%

Operating profit	$ (2,027)	$ (1,106)	$ 712	$ (2,421)
	-49.6%	-47.2%	80.8%	-33.1%

Industrial Hardware Segment

Net sales in the Industrial Hardware segment were down 8% in the second quarter of 2013 and 14% in the first half compared to the prior year periods.  The decrease in sales in the second quarter and first half of 2013 reflected a decrease in sales of existing products, resulting from lower sales to the distribution, trailer, truck accessory, service body and military markets as well as lightweight composite panels used in an interactive electronic board product in 2013 compared to the prior year periods.  The decrease was reduced by an increase in sales to the Class 8 truck and fire and rescue markets in both the second quarter and first half of 2013 compared to the same periods in 2012, selective price increases to customers and the introduction of new products.  All of the new products were developed internally and included rotary latches, an adjustable rod assembly, a striker pin, a lever latch, a cab door handle and a venting line of products for the Class 8 truck market; a dual latch rotary and a handle and rod for the fire and rescue market; a door latch assembly for the military market; and a trigger latch for the bus market; a platform and small panels made from lightweight composite material; as well as a variety of locking and latching products for the many markets we serve.  Third quarter sales for the Industrial Hardware segment may be negatively impacted by a work stoppage at one of our customers in the Class 8 truck market due to their union contract negotiations.

Cost of products sold for the Industrial Hardware segment decreased $0.8 million or 6% in the second quarter and $3.2 million or 11% in the first half of 2013 compared to the same periods in 2012.

The most significant factors resulting in changes in cost of products sold in the second quarter of 2013 compared to the 2012 second quarter included:

▪	an increase of $0.1 million or 114% in foreign currency exchange;
▪	an increase of $0.1 million or 31% in depreciation expense;
▪	a decrease of $0.2 million or 2% in raw materials;
▪	a decrease of $0.1 million or 63% from the sale of scrap;
▪	a decrease of $0.1 million or 61% in engineering expenses;
▪	a decrease of $0.1 million or 25% in costs for supplies and tools;
▪	and a decrease of $0.5 million or 14% in costs for payroll and payroll related charges.

The most significant factors resulting in changes in cost of products sold in the first half of 2013 compared to the 2012 first half included:

▪	an increase of $0.1 million or 116% in foreign currency exchange;
▪	an increase of $0.2 million or 26% in depreciation expense;
▪	a decrease of $2.1 million or 12% in raw materials;
▪	a decrease of $0.7 million or 10% in costs for payroll and payroll related charges;
▪	a decrease of $0.2 million or 33% in costs for supplies and tools;
▪	a decrease of $0.2 million or 239% in miscellaneous income;
▪	a decrease of $0.1 million or 53% in engineering expenses;
▪	a decrease of $0.1 million or 18% in utility costs;
▪	and a decrease of $0.1 million or 20% related to costs for maintenance and repair.

Gross margin as a percentage of sales in the second quarter decreased to 25% in 2013 from 26% in the prior year period and in the first half to 22% from 25% in the prior year period.  The decreases in both the second quarter and first half of 2013 reflect the lower volume of sales in 2013, the mix of products produced and the changes in cost of products sold discussed above.

Selling and administrative expenses in the Industrial Hardware segment increased $0.1 million or 5% in the second quarter and decreased $0.2 million or 3% in the first half of 2013 as compared to the 2012 periods.

The most significant factor resulting in changes in selling and administrative expenses in the Industrial Hardware segment in the second quarter of 2013 compared to the 2012 second quarter included:

▪	an increase of $0.1 million or 13% in costs for payroll and payroll related charges.

The most significant factor resulting in changes in selling and administrative expenses in the Industrial Hardware segment in the first half of 2013 compared to the 2012 first half included:

▪	a decrease of $0.1 million or 2% in costs for payroll and payroll related charges.

Security Products Segment

Net sales in the Security Products segment decreased 7% in the second quarter and 8% in the first half of 2013 compared to the 2012 periods.  The decrease in sales in both the second quarter and first half of 2013 in the Security Products segment is primarily the result of lower sales volume of existing products across many of the markets we serve.  Selective price increases and the introduction of new products offset a portion of the sales decreases.  Sales of new products included a clamps and a tubular slam lock for the vehicular market, a puck lock for the OEM market, luggage locks for the travel market, a round body steel padlock for the retail hardware market and mini “D” ring handle assembly for the storage market.

Cost of products sold for the Security Products segment decreased $0.4 million or 4% in the second quarter and $1.0 million or 5% in the first half of 2013 compared to the same periods in 2012.

The most significant factors resulting in changes in cost of products sold in the second quarter of 2013 compared to the 2012 second quarter included:

▪	an increase of $0.1 million or 63% in costs for supplies and tools;
▪	and a decrease of $0.6 million or 7% in raw materials.

The most significant factors resulting in changes in cost of products sold in the first half of 2013 compared to the 2012 first half included:

▪	a decrease of $0.1 million or 160% in foreign exchange;
▪	and a decrease of $0.9 million or 6.5% in raw materials.

Gross margin as a percentage of sales in the second quarter decreased to 23% in 2013 from 26% in the prior year period and in the first half to 21% from 24% in the prior year period.  The decreases in both the second quarter and first half of 2013 were primarily the result of the mix of products produced and the decreased sales volume.

Selling and administrative expenses in the Security Products segment decreased $0.1 million or 3% in the second quarter and $0.1 million or 2% in the first half of 2013 as compared to the 2012 periods.

The most significant factor resulting in changes in selling and administrative expenses in the Security Products segment in the second quarter of 2013 compared to the 2012 second quarter included:

▪	a decrease of $0.1 million or 5% in costs for payroll and payroll related charges.

The most significant factor resulting in changes in selling and administrative expenses in the Security Products segment in the first half of 2013 compared to the 2012 first half included:

▪	a decrease of $0.1 million or 3% in costs for payroll and payroll related charges.

Metal Products Segment

Net sales in the Metal Products segment were up less than 1% in the second quarter and down 3% in the first half of 2013 as compared to the prior year periods.  The higher sales in the second quarter were primarily the result of selective price increases to customers and the introduction of new products. The decrease in sales in the first half of 2013 was the result of lower sales of existing products to the contract casting market. The decrease was partially offset by selective price increases to customers and the introduction of new products.  Sales of mining products were up 13% in the second quarter and up 3% in the first half of 2013 compared to the prior year periods.  The increase in sales of mining products was the result of continued demand in 2013 in both the U.S. and Canadian mining markets compared to the prior year periods and the introduction of new mining products.  New mining products included a rope thread and a cable head.  While the Company experienced a strong first half in sales of products for the coal mining industry, it is too early to determine if the mining business will be impacted by the new clean air rules enacted by the U.S. Environmental Protection Agency that went into effect in 2012.   Sales of contract castings decreased 55% in the second quarter and 35% in the first half of 2013 from the prior year levels.  The decrease in sales of contract casting was primarily the result of a reduction in sales of a tie plate for the railroad industry.  Contract casting sales benefited from the sales of new products including rail clamps for a solar panel application and new beam clamps.  The Company is actively trying to develop additional new products to replace any softening in sales volume of mining products that may result from the new EPA clean air regulations.

Cost of products sold for the Metal Products segment decreased $0.4 million or 5% in the second quarter and $1.3 million or 8% in the first half of 2013 compared to the same periods in 2012.

The most significant factors resulting in changes in cost of products sold in the second quarter of 2013 compared to the 2012 second quarter included:

▪	an increase of $0.5 million or 24% in raw materials;
▪	a decrease of $0.5 million or 36% in costs for supplies and tools;
▪	and a decrease of $0.3 million or 8% in costs for payroll and payroll related charges.

The most significant factors resulting in changes in cost of products sold in the first half of 2013 compared to the 2012 first half included:

▪	a decrease of $0.6 million or 26% in costs for supplies and tools;
▪	a decrease of $0.3 million or 5% in costs for payroll and payroll related charges;
▪	and a decrease of $0.3 million or 22% related to costs for maintenance and repairs.

Gross margin as a percentage of net sales increased from 11% to 15% in both the second quarter and first half of 2013 as compared to the 2012 periods. The increases in both the second quarter and first half of 2013 are due to the mix of products produced, elimination of products with unacceptable profit margins, selective price increases to customers, and cost reductions related to improved production efficiency resulting from the capital investment made in the operation over the last several years.

Selling and administrative expenses in the Metal Products segment were comparable for the second quarter and first half of 2013 and 2012.

Other Items

Interest expense decreased 14% in the second quarter and 9% in the first six months of 2013 compared to the prior year period due to the decreased level of debt in 2013.

Other income was not material to the financial statements.

Income taxes reflected the change in the operating results.  The effective tax rates in the second quarter and first six months of 2013 were both 33%, compared to 35% and 34% in the 2012 periods.

Liquidity and Sources of Capital

The Company provided $4.5 and $5.4 million from its operations during the first six months of 2013 and 2012, respectively.  The reduction in cash flows in the quarter was primarily the result of the decreased earnings in the current year over the same period last year and the associated timing differences in the collections of accounts receivable, payments of liabilities, and changes in inventories.  Cash flow from operations coupled with cash on hand at the beginning of the year was sufficient to fund capital expenditures, debt service, and dividend payments.  The Company did not utilize its revolving line of credit during the second quarter.

Additions to property, plant and equipment were $2.7 million for the first six months of 2013 compared to $2.4 million for the same period in 2012.  Total capital expenditures for 2013 are expected to be approximately $5 to $6 million.  As of June 29, 2013, there is approximately $1.1 million of outstanding commitments for these capital expenditures.

The following table shows key financial ratios at the end of each period:

	Second Quarter 2013	Second Quarter 2012	Year End 2012
Current ratio	5.4	5.0	4.8
Average days’ sales in accounts receivable	46	45	47
Inventory turnover	4.0	4.4	4.2
Total debt to shareholders’ equity	9.2%	11.2%	10.5%

The following table shows important liquidity measures as of the balance sheet date for each period below (in millions):

	Second Quarter 2013	Second Quarter 2012	Year End 2012
Cash and cash equivalents
- Held in the United States	$9.8	$6.7	$10.4
- Held by a foreign subsidiary	8.4	7.8	8.1
	18.2	14.5	18.5
Working capital	58.4	55.4	56.9
Net cash provided by operating activities	4.5	5.4	13.6
Change in working capital impact on net cash used in operating activities	(0.7)	(1.1)	0.3
Net cash used in investing activities	(2.7)	(2.4)	(4.2)
Net cash (used in)/provided by financing activities	(1.9)	0.3	(2.3)

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

Total inventories as of June 29, 2013 were $29.7 million, compared to $29.4 million at year end 2012 and $29.6 million at the end of the second quarter of 2012.  Accounts receivable increased slightly to $19.5 million from $18.4 million at year end 2012 but declined slightly compared to the $20.4 million at the end of the second quarter of fiscal 2012.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of the end of the quarter ended June 29, 2013, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 240.13a-15.  As defined in Exchange Act Rules 240.13a-15(e) and 240.15d-15(e), “the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based upon that evaluation, the CEO and CFO concluded that the Company’s current disclosure controls and procedures were effective as of the June 29, 2013 evaluation date.

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

99(4)) Form 8-K filed on July 24, 2013 setting forth the press release reporting the Company’s earnings for the quarter ended June 29, 2013 is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE EASTERN COMPANY
(Registrant)
DATE: July 26, 2013	/s/Leonard F. Leganza
Leonard F. Leganza Chairman, President and Chief Executive Officer

DATE: July 26, 2013	/s/John L. Sullivan III
John L. Sullivan III Vice President and Chief Financial Officer