Form 10-Q
period 2013-09-28
EASTERN CO
filed 2013-10-25
CIK 31107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 28, 2013

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding as of October 23, 2013
Common Stock, No par value	6,221,817

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	September 28, 2013	December 29, 2012
Current Assets
Cash and cash equivalents	$19,080,745	$18,482,144
Accounts receivable, less allowances: $425,000 - 2013; $487,000 - 2012	18,662,614	18,368,774
Inventories	30,425,463	29,384,780
Prepaid expenses and other assets	3,352,951	3,365,904
Recoverable income taxes receivable	-	1,158,632
Deferred income taxes	1,066,161	1,064,202
Total Current Assets	72,587,934	71,824,436

Property, Plant and Equipment	62,073,438	58,130,024
Accumulated depreciation	(35,072,372)	(32,469,281)
	27,001,066	25,660,743

Goodwill	13,889,060	13,933,599
Trademarks	176,540	170,512
Patents, technology, and other intangibles net of accumulated amortization	1,519,100	1,653,957
Deferred income taxes	2,168,037	2,610,903
	17,752,737	18,368,971
TOTAL ASSETS	$117,341,737	$115,854,150

LIABILITIES AND SHAREHOLDERS’ EQUITY	September 28, 2013	December 29, 2012
Current Liabilities
Accounts payable	$8,224,036	$7,607,658
Accrued co mpensation	2,465,905	3,453,709
Other accrued expenses	1,043,375	2,414,135
Current portion of long-term debt	1,428,571	1,428,571
Total Current Liabilities	13,161,887	14,904,073

Other long-term liabilities	607,463	607,463
Long-term debt, less current portion	5,000,000	6,071,428
Accrued postretirement benefits	2,669,762	2,507,726
Accrued pension cost	20,766,553	20,181,361

Shareholders’ Equity
Voting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Nonvoting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Common Stock, no par value:
Authorized: 50,000,000 shares
Issued: 8,916,546 shares in 2013 and 8,914,478 shares in 2012	28,615,949	28,585,498
Treasury Stock: 2,694,729 shares in 2013 and 2012	(19,105,723)	(19,105,723)
Retained earnings	81,767,475	78,717,589

Accumulated other comprehensive income (loss):
Foreign currency translation	2,303,111	2,640,478
Unrecognized net pension and postretirement benefit costs, net of tax	(18,444,740)	(19,255,743)
Accumulated other comprehensive loss	(16,141,629)	(16,615,265)
Total Shareholders’ Equity	75,136,072	71,582,099
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$117,341,737	$115,854,150

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net sales	$108,196,240	$121,699,533	$34,256,086	$39,644,050
Cost of products sold	(86,174,409)	(96,104,184)	(27,031,677)	(31,478,557)
Gross margin	22,021,831	25,595,349	7,224,409	8,165,493

Selling and administrative expenses	(14,671,986)	(14,947,179)	(4,767,505)	(4,830,971)
Operating profit	7,349,845	10,648,170	2,456,904	3,334,522

Interest expense	(249,481)	(281,142)	(78,629)	(93,238)
Other income	36,660	14,185	8,201	3,462
Income before income taxes	7,137,024	10,381,213	2,386,476	3,244,746

Income taxes	2,158,699	3,479,284	587,693	1,020,771
Net income	$4,978,325	$6,901,929	$1,798,783	$2,223,975

Earnings per Share:
Basic	$.80	$1.11	$.29	$.36

Diluted	$.80	$1.11	$.29	$.36

Cash dividends per share:	$.31	$.30	$.11	$.10

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net income	$4,978,325	$6,901,929	$1,798,783	$2,223,975
Other comprehensive income/(loss):
Change in foreign currency translation	(337,367)	606,529	199,495	554,596
Change in pension and postretirement benefit costs, net of taxes of: 2013 – $442,866 and $149,033, respectively 2012 – $308,343 and $112,154, respectively	811,003	566,390	272,919	206,013
Total other comprehensive income	473,636	1,172,919	472,414	760,609
Comprehensive income	$5,451,961	$8,074,848	$2,271,197	$2,984,584

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 28, 2013	September 29, 2012
Operating Activities
Net income	$4,978,325	$6,901,929
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,916,310	2,550,290
Loss on sale of equipment and other assets	28,065	17,713
Provision for doubtful accounts	76,201	94,315
Deferred income taxes	(1,959)	18
Issuance of Common Stock for directors’ fees	16,872	18,451
Changes in operating assets and liabilities:
Accounts receivable	(499,335)	(923,685)
Inventories	(1,092,971)	1,058,395
Prepaid expenses and other	201,459	94,487
Prepaid pension cost	1,842,832	(555,684)
Recoverable taxes receivable	1,158,632	647,949
Other assets	(59,685)	(86,365)
Accounts payable	655,352	(243,280)
Accrued compensation	(960,059)	62,476
Other accrued expenses	(1,366,903)	1,132,760
Net cash provided by operating activities	7,893,136	10,769,769

Investing Activities
Purchases of property, plant and equipment	(4,160,251)	(3,549,674)
Proceeds from sales of equipment and other assets	-	19,000
Net cash used in investing activities	(4,160,251)	(3,530,674)

Financing Activities
Principal payments on long-term debt	(1,071,429)	(892,857)
Principal payments on revolving credit loan	-	(3,000,000)
Proceeds from issuance of long-term debt	-	5,000,000
Proceeds from sales of Common Stock	13,580	61,110
Dividends paid	(1,928,439)	(1,864,709)
Net cash used in financing activities	(2,986,288)	(696,456)

Effect of exchange rate changes on cash	(147,996)	133,409
Net change in cash and cash equivalents	598,601	6,676,048

Cash and cash equivalents at beginning of period	18,482,144	11,147,297
Cash and cash equivalents at end of period	$19,080,745	$17,823,345

See accompanying notes.

THE EASTERN COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 28, 2013

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

The condensed consolidated balance sheet as of December 29, 2012 has been derived from the audited consolidated balance sheet at that date.

Note B – Earnings Per Share

The denominators used in the earnings per share computations follow:

	Nine Months Ended		Three Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Basic:
Weighted average shares outstanding	6,220,620	6,216,113	6,221,515	6,219,241

Diluted:
Weighted average shares outstanding	6,220,620	6,216,113	6,221,515	6,219,241
Dilutive stock options	17,027	15,816	16,559	15,486
Denominator for diluted earnings per share	6,237,647	6,231,929	6,238,074	6,234,727

Note C – Inventories

The components of inventories follow:

	September 28, 2013	December 29, 2012

Raw material and component parts	$ 8,762,534	$ 8,473,007
Work in process	6,389,347	6,160,578
Finished goods	15,273,582	14,751,195
	$ 30,425,463	$ 29,384,780

Note D – Segment Information

Segment financial information follows:

	Nine Months Ended		Three Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Revenues:
Sales to unaffiliated customers:
Industrial Hardware	$46,682,686	$55,610,830	$15,067,122	$18,656,171
Security Products	36,647,899	38,689,676	12,690,410	12,593,633
Metal Products	24,865,655	27,399,027	6,498,554	8,394,246
	$108,196,240	$121,699,533	$34,256,086	$39,644,050

Income before income taxes:
Industrial Hardware	$3,507,935	$6,138,342	$1,444,830	$2,048,559
Security Products	1,737,150	3,489,090	499,717	1,145,886
Metal Products	2,104,760	1,020,738	512,357	140,077
Operating Profit	7,349,845	10,648,170	2,456,904	3,334,522
Interest expense	(249,481)	(281,142)	(78,629)	(93,238)
Other income	36,660	14,185	8,201	3,462
	$7,137,024	$10,381,213	$2,386,476	$3,244,746

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

In July 2013, the FASB issued authoritative guidance that requires an entity to net its liability for unrecognized tax positions against a net operating loss carryforward, a similar tax loss or a tax credit carryforward when settlement in this manner is available under the tax law.  The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2013. We are currently evaluating the impact of this guidance on our financial statements.

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

Interest on the original term portion of the Loan Agreement is fixed at 4.98%.  Interest on the 2012 Term Loan is fixed at 3.90%   Prior to the amendment, the interest rate on the revolving credit portion of the Loan Agreement varied based on the LIBOR rate or People’s Prime rate plus a margin spread of 2.25%, with a floor rate of 4.0%.  As part of the amendment signed on January 25, 2012, this was changed to the LIBOR rate or People’s Prime rate plus 2.25%, with a floor of 3.25%; additionally the maturity date was extended to January 31, 2014.  During December 2011, the Company used $3,000,000 of the revolving credit, along with existing cash, to fund a discretionary pension payment.  This amount was repaid in January 2012.  The Company did not utilize the revolving credit during the remainder of Fiscal 2012 or during the quarter or nine month period ended September 28, 2013.

The Company has loan covenants under the Loan Agreement which require the Company to maintain a fixed charge coverage ratio of at least 1.1 to 1, a leverage ratio of no more than 1.75 to 1, and minimum tangible net worth of $43 million as of the end of Fiscal 2010 increasing each year by 50% of consolidated net income.  This amount is approximately $52.8 million for Fiscal 2013 and was $48.5 million for Fiscal 2012.  In addition, the Company has restrictions on, among other things, new capital leases, purchases or redemptions of its capital stock, mergers and divestitures, and new borrowing.  The Company was in compliance with all covenants in 2012 and for the three and nine month periods ended September 28, 2013.

Note G – Goodwill

The following is a roll-forward of goodwill from year-end 2012 to the end of the third quarter 2013:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total

Beginning balance	$2,099,783	$11,833,816	$—	$13,933,599
Foreign exchange	(44,539)	—	—	(44,539)
Ending balance	$2,055,244	$11,833,816	$—	$13,889,060

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

The gross carrying amount and accumulated amortization of amortizable intangible assets:
	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total	Weighted-Average Amortization Period (Years)
2013 Patents and developed technology
Gross Amount:	$2,669,756	$1,036,742	$5,839	$3,712,337	16.1
Accumulated Amortization:	1,689,150	498,248	5,839	2,193,237
Net September 28, 2013 per Balance Sheet	$980,606	$538,494	$-	$1,519,100

2012 Patents and developed technology
Gross Amount:	$2,732,307	$1,021,409	$5,839	$3,759,555	15.8
Accumulated Amortization:	1,652,199	447,732	5,667	2,105,598
Net December 29, 2012 per Balance Sheet	$1,080,108	$573,677	$172	$1,653,957

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

Significant disclosures relating to these benefit plans for the third quarter and first nine months of fiscal 2013 and 2012 follow:

	Pension Benefits
	Nine Months Ended		Three Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Service cost	$2,259,723	$2,034,985	$755,661	$687,789
Interest cost	2,130,467	2,151,392	710,350	723,432
Expected return on plan assets	(3,302,736)	(2,948,242)	(1,100,912)	(982,747)
Amortization of prior service cost	192,345	165,787	69,630	82,968
Amortization of the net loss	1,065,295	726,863	353,579	241,171
Net periodic benefit cost	$2,345,094	$2,130,785	$788,308	$752,613

	Postretirement Benefits
	Nine Months Ended		Three Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Service cost	$151,926	$130,210	$50,642	$43,403
Interest cost	106,565	107,541	35,522	35,847
Expected return on plan assets	(73,041)	(72,779)	(24,347)	(24,259)
Amortization of prior service cost	(17,916)	(17,917)	(5,972)	(5,972)
Amortization of the net loss	14,145	-	4,715	-
Net periodic benefit cost	$181,679	$147,055	$60,560	$49,019

The Company’s funding policy with respect to its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations. In 2013, the Company expects to contribute $3,237,000 into its pension plans and $55,000 into its postretirement plan. As of September 28, 2013, the Company has made contributions totaling $491,000 into its pension plans and $28,000 to its postretirement plan and will make the remaining contributions as required during the remainder of the year.

The Company has a contributory savings plan under Section 401(k) of the Internal Revenue Code covering substantially all U.S. non-union employees. The plan allows participants to make voluntary contributions of up to 100% of their annual compensation on a pretax basis, subject to IRS limitations. The plan provides for contributions by the Company at its discretion. The Company made contributions of $48,062 and $148,797 in the third quarter and first nine months of 2013, respectively and $47,463 and $144,191 in the third quarter and first nine months of 2012, respectively.

Note J – Stock Based Compensation and Stock Options

The Company has stock option plans for officers, other key employees, and non-employee directors. As of September 28, 2013 two plans have shares reserved for future issuance, the 1995 and 2010 plans.  Incentive stock options granted under the 1995 and 2010 plans must have exercise prices that are not less than 100% of the fair market value of the stock on the dates the options are granted. Restricted stock awards may also be granted to participants under the 2010 plan with restrictions determined by the Compensation Committee of the Company’s Board of Directors. Under the 1995 and 2010 plans, nonqualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Company’s Board of Directors. No options or restricted stock were granted in the first nine months of 2013 or 2012.

As of September 28, 2013, there were 500,000 shares available for future grant under the above noted 2010 plan and there were no shares available for grant under the 1995 plan.  As of September 28, 2013, there were 520,000 shares of common stock reserved under all option plans for future issuance.

	Nine Months Ended September 28, 2013		Year Ended December 29, 2012
	Shares	Weighted - Average Exercise Price	Shares	Weighted - Average Exercise Price
Outstanding at beginning of period	21,000	$13.580	25,500	$13.580
Exercised	(1,000)	13.580	(4,500)	13.580
Outstanding at end of period	20,000	13.580	21,000	13.580

Options Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of September 28, 2013	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$13.58	20,000	1.2	$13.580

At September 28, 2013, outstanding and exercisable options had an intrinsic value of $41,600.  The total intrinsic value of stock options exercised in the first nine months of 2013 was $1,590.

Note K – Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2010 and non-U.S. income tax examinations by tax authorities prior to 2007.  During the first quarter of 2013, the Company was notified by the Internal Revenue Service that they will be examining the tax returns for Fiscal Years 2010 and 2011.  On September 18, 2013, the Internal Revenue Service completed its audit with no changes.

The total amount of unrecognized tax benefits could increase or decrease within the next twelve months for a number of reasons, including the closure of federal, state and foreign tax years by expiration of the statute of limitations and the recognition and measurement considerations under FASB Accounting Standards Codification (“ASC”) 740.  There have been no significant changes to the amount of unrecognized tax benefits during the three or nine month period ended September 28, 2013.  As a result of the completed IRS audit, the Company recorded a net tax benefit of $25,480 due to the release of accrued interest on unrecognized tax benefits resulting from timing differences.  This net tax benefit does not impact the effective tax rate, since the uncertainty that generated the tax benefit relates only to the period in which the items are deductible on a tax return.  Further, as a result of the expiration of the statute of limitations in the U.S. federal jurisdiction and various state jurisdictions, the Company recorded a net tax benefit of $82,863.  This net tax benefit resulted from the release of unrecognized tax benefits related to deferred foreign income and state income tax nexus issues, and the associated accrued interest. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will not increase or decrease significantly over the next twelve months.

Note L - Financial Instruments and Fair Value Measurements

Financial Risk Management Objectives and Policies

The Company is exposed primarily to credit, interest rate and currency exchange rate risks which arise in the normal course of business.

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk for the Company is its receivable accounts with customers. The Company has established credit limits for customers and monitors their balances to mitigate the risk of loss. At September 28, 2013 and December 29, 2012, there were no significant concentrations of credit risk. No one customer represented more than 10% of the Company’s net trade receivables at September 28, 2013 or at December 29, 2012.  The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable.

Interest Rate Risk

On September 28, 2013, the Company has no exposure to the risk of changes in market interest rates as the interest rates on the outstanding debt are fixed at 4.98% and 3.90%.

Fair Value Measurements

Assets and liabilities that require fair value measurement are recorded at fair value using market and income valuation approaches and considering the Company’s and counterparty’s credit risk. The Company uses the market approach and the income approach to value assets and liabilities as appropriate. There are no assets or liabilities requiring fair value measurements on September 28, 2013 or December 29, 2012.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in the Company’s financial position and results of operations for the thirty-nine weeks ended September 28, 2013. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 29, 2012 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

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

Recent Developments

On July 24, 2013, the Board of Directors of the Company voted to increase the quarterly dividend by 10% effective in the third quarter of 2013.  The third quarter 2013 dividend payment at the increased rate of $0.11 per share represented the 292nd regular consecutive quarterly dividend.

Overview

Sales in the third quarter of 2013 decreased 14% compared to the third quarter of 2012, which was primarily the result of a decrease of 16% in sales of existing products in many of the markets we serve. The decrease was offset in part by the introduction of new products which increased sales by 2%.  In the third quarter of 2013 Industrial Hardware sales decreased 19%, Metal Products sales decreased 23% and Security Products sales increased 1% compared to the prior year period.

Gross margin as a percentage of sales for the three months ended September 28, 2013 was 21% and was comparable to the prior year period.

Sales in the first nine months of 2013 decreased 11% compared to the prior year period, which was primarily the result of a decrease of 15% in sales of existing products in many of the markets we serve. The decrease was offset in part by selective price increases to customers of 1% and the introduction of new products which increased sales by 3%.  Sales decreased in the first nine months of 2013 by 16% in the Industrial Hardware segment, by 5% in the Security Products segment, and by 9% in the Metal Products segment compared to the prior year period.

Gross margin as a percentage of sales for the nine months ended September 28, 2013 was 20% compared to 21% in the comparable period a year ago.  This decrease was primarily the result of lower sales volume causing lower utilization of the Company’s production capacity in the 2013 period.

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

Cash flow from operations in the first nine months of 2013 decreased compared to the same period in 2012. This decrease is primarily due to the lower level of earnings in the 2013 period and the associated timing differences in the collections of accounts receivable, payments of liabilities, and changes in inventories.  Cash on hand, cash flow from operations, along with the result of controlling discretionary expenditures, should enable the Company to meet all its existing obligations and continue its quarterly dividend payments.

A more detailed analysis of the Company’s results of operations and financial condition follows:

Results of Operations

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of operations as a percentage of net sales, by segment:

	Three Months Ended September 28, 2013
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	74.9%	81.0%	84.0%	78.9%
Gross margin	25.1%	19.0%	16.0%	21.1%

Selling and administrative expense	15.5%	15.0%	8.1%	13.9%
Operating profit	9.6%	4.0%	7.9%	7.2%

	Three Months Ended September 29, 2012
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	76.0%	76.1%	91.9%	79.4%
Gross margin	24.0%	23.9%	8.1%	20.6%

Selling and administrative expense	13.0%	14.8%	6.4%	12.2%
Operating profit	11.0%	9.1%	1.7%	8.4%

The following table shows the amount of change for the third quarter of 2013 compared to the third quarter of 2012 in sales, cost of products sold, gross margin, selling and administrative expenses and operating profit, by segment (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$ (3,589)	$ 97	$(1,896)	$ (5,388)

Volume	-21.8%	-1.8%	-25.6%	-16.2%
Prices	0.2%	0.6%	1.1%	0.5%
New products	2.4%	2.0%	1.9%	2.1%
	-19.2%	0.8%	-22.6%	-13.6%

Cost of products sold	$ (2,894)	$ 700	$(2,253)	$ (4,447)
	-20.4%	7.3%	-29.2%	-14.1%

Gross margin	$ (695)	$ (603)	$ 357	$ (941)
	-15.5%	-20.0%	52.3%	-11.5%

Selling and administrative expenses	$ (91)	$ 43	$ (15)	$ (63)
	-3.7%	2.3%	-2.8%	-1.3%

Operating profit	$ (604)	$ (646)	$ 372	$ (878)
	-29.5%	-56.4%	265.8%	-26.3%

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of income as a percentage of net sales, by segment:

	Nine Months Ended September 28, 2013
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	77.2%	79.5%	84.6%	79.6%
Gross margin	22.8%	20.5%	15.4%	20.4%

Selling and administrative expense	15.3%	15.8%	7.0%	13.6%
Operating profit	7.5%	4.7%	8.4%	6.8%

	Nine Months Ended September 29, 2012
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	75.7%	75.9%	90.0%	79.0%
Gross margin	24.3%	24.1%	10.0%	21.0%

Selling and administrative expense	13.3%	15.1%	6.3%	12.3%
Operating profit	11.0%	9.0%	3.7%	8.7%

The following table shows the amount of change for the first nine months of 2013 compared to the first nine months of 2012 in sales, cost of products sold, gross margin, selling and administrative expenses and operating profit, by segment (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$ (8,928)	$ (2,042)	$ (2,533)	$(13,503)

Volume	-20.3%	-7.6%	-12.5%	-14.5%
Prices	0.1%	0.8%	1.5%	0.6%
New products	4.1%	1.5%	1.8%	2.8%
	-16.1%	-5.3%	-9.2%	-11.1%

Cost of products sold	$ (6,054)	$ (261)	$ (3,615)	$ (9,930)
	-14.4%	-0.9%	-14.7%	-10.3%

Gross margin	$ (2,874)	$ (1,781)	$ 1,082	$ (3,573)
	-21.2%	-19.1%	39.2%	-14.0%

Selling and administrative expenses	$ (244)	$ (29)	$ (2)	$ (275)
	-3.3%	-0.5%	-0.2%	-1.8%

Operating profit	$ (2,630)	$ (1,752)	$ 1,084	$ (3,298)
	-42.9%	-50.2%	106.2%	-31.0%

Industrial Hardware Segment

Net sales in the Industrial Hardware segment were down 19% in the third quarter of 2013 and 16% in the first nine months compared to the prior year periods.  The decrease in sales in the third quarter and first nine months of 2013 reflected a decrease in sales of existing products, resulting from lower sales to the distribution, trailer, truck accessory, service body and military markets as well as lightweight composite panels used in an interactive electronic board product in 2013 compared to the prior year periods.  The decrease was reduced by an increase in sales to the Class 8 truck and fire and rescue markets in both the third quarter and first nine months of 2013 compared to the same periods in 2012, selective price increases to customers and the introduction of new products.  All of the new products were developed internally and included rotary latches, an adjustable rod assembly, a striker pin, a lever latch, a cab door handle and a venting line of products for the Class 8 truck market; a dual latch rotary and a handle for the fire and rescue market; a trigger latch for the bus market; a platform and small panels made from lightweight composite material; as well as a variety of locking and latching products for the many markets we serve.

Cost of products sold for the Industrial Hardware segment decreased $2.9 million or 20% in the third quarter and $6.1 million or 14% in the first nine months of 2013 compared to the same periods in 2012.

The most significant factors resulting in changes in cost of products sold in the third quarter of 2013 compared to the 2012 third quarter included:

▪	an increase of $0.1 million or 48% in foreign currency exchange;
▪	an increase of $0.1 million or 30% in depreciation expense;
▪	a decrease of $2.2 million or 25% in raw materials;
▪	a decrease of $0.1 million or 30% in other shipping expenses;
▪	a decrease of $0.1 million or 31% in costs for supplies and tools;
▪	a decrease of $0.4 million or 249% in miscellaneous income;
▪	and a decrease of $0.3 million or 8% in costs for payroll and payroll related charges.

The most significant factors resulting in changes in cost of products sold in the first nine months of 2013 compared to the 2012 period included:

▪	an increase of $0.2 million or 74% in foreign currency exchange;
▪	an increase of $0.3 million or 28% in depreciation expense;
▪	a decrease of $4.3 million or 17% in raw materials;
▪	a decrease of $1.0 million or 9% in costs for payroll and payroll related charges;
▪	a decrease of $0.3 million or 32% in costs for supplies and tools;
▪	a decrease of $0.1 million or 18% in other shipping expenses;
▪	a decrease of $0.6 million or 245% in miscellaneous income;
▪	a decrease of $0.1 million or 24% in rent expense;
▪	a decrease of $0.1 million or 13% in utility costs;
▪	and a decrease of $0.1 million or 15% related to costs for maintenance and repair.

Gross margin as a percentage of sales in the third quarter increased to 25% in 2013 from 24% in the prior year period and decreased in the first nine months to 23% from 24% in the prior year period.  The changes in gross margin for both the third quarter and first nine months of 2013 reflect the lower volume of sales in 2013, the mix of products produced and the changes in cost of products sold discussed above.

Selling and administrative expenses in the Industrial Hardware segment decreased $0.1 million or 4% in the third quarter and decreased $0.2 million or 3% in the first nine months of 2013 as compared to the 2012 periods.

The most significant factor resulting in changes in selling and administrative expenses in the Industrial Hardware segment in the third quarter of 2013 compared to the 2012 third quarter included:

▪	a decrease of $0.1 million or 13% in costs for payroll and payroll related charges.

The most significant factor resulting in changes in selling and administrative expenses in the Industrial Hardware segment in the first nine months of 2013 compared to the 2012 period included:

▪	a decrease of $0.2 million or 4% in costs for payroll and payroll related charges.

Security Products Segment

Net sales in the Security Products segment increased 1% in the third quarter and decreased 5% in the first nine months of 2013 compared to the 2012 periods.  The increase in sales in the third quarter of 2013 compared to the 2012 period was primarily the result of new lock products to the many markets we serve.  The decrease in the first nine months of 2013 compared to the prior year period was the result of lower sales volume of existing products across many of the markets we serve.  Selective price increases and the introduction of new products offset a portion of the sales decreases.  Sales of new products included clamps, a tubular slam lock, locking t-handles for truck caps and a locking flush mount tonneau cover handle for the vehicular market, a puck lock for the OEM market, luggage locks for the travel market, a round body steel padlock for the retail hardware market and mini “D” ring handle assembly for the storage market.

Cost of products sold for the Security Products segment increased $0.7 million or 7% in the third quarter and decreased $0.3 million or 1% in the first nine months of 2013 compared to the same periods in 2012.

The most significant factors resulting in changes in cost of products sold in the third quarter of 2013 compared to the 2012 third quarter included:

▪	an increase of $0.6 million or 100% in severance costs for relocation of a facility in China;
▪	and a increase of $0.1 million or 2% in raw materials.

The most significant factors resulting in changes in cost of products sold in the first nine months of 2013 compared to the 2012 period included:

▪	an increase of $0.6 million or 100% in severance costs for relocation of a facility in China;
▪	a decrease of $0.1 million or 209% in foreign exchange;
▪	and a decrease of $0.8 million or 4% in raw materials.

Gross margin as a percentage of sales in the third quarter decreased to 19% in 2013 from 24% in the prior year period and in the first nine months to 21% from 24% in the prior year period.  The decreases in both the third quarter and first nine months of 2013 reflect the mix of products produced and the changes in cost of products sold discussed above as well as the lower sales volume in the first nine months compared to the 2012 period.

Selling and administrative expenses in the Security Products segment were comparable for both the third quarter and first nine months of 2013 as compared to the 2012 periods.

Metal Products Segment

Net sales in the Metal Products segment were down 23% in the third quarter and 9% in the first nine months of 2013 as compared to the prior year periods.  The decrease in sales in the third quarter of 2013 compared to the prior year period was the result of lower sales of existing products to both the contract casting and mining markets. The decrease in sales in the first nine months of 2013 was primarily the result of lower sales of existing products to the contract casting market. The decreases in both the third quarter and first nine months of 2013 were reduced by selective price increases to customers and the introduction of new products.  Sales of mining products were down 8% in the third quarter and less than one-half percent in the first nine months of 2013 compared to the prior year periods.  New mining products included a rope thread and a cable head.  While the Company experienced a slow down in sales of products for the coal mining industry during the third quarter of 2013, it is too early to determine if this is the result of the new clean air rules enacted by the U.S. Environmental Protection Agency that went into effect in 2012, general economic uncertainty or other temporary factors.   Sales of contract castings decreased 64% in the third quarter and 48% in the first nine months of 2013 from the prior year levels.  The decrease in sales of contract casting was primarily the result of a reduction in sales of a tie plate for the railroad industry.  Contract casting sales benefited from the sales of new products including rail clamps for a solar panel application and new beam clamps.  The Company is actively trying to develop additional new products to replace any softening in sales volume of mining products that may result from the new EPA clean air regulations.

Cost of products sold for the Metal Products segment decreased $2.3 million or 29% in the third quarter and $3.6 million or 15% in the first nine months of 2013 compared to the same periods in 2012.

The most significant factors resulting in changes in cost of products sold in the third quarter of 2013 compared to the 2012 third quarter included:

▪	an increase of $0.2 million or 44% related to costs for maintenance and repairs;
▪	a decrease of $1.8 million or 83% in raw materials;
▪	a decrease of $0.4 million or 29% in costs for supplies and tools;
▪	and a decrease of $0.2 million or 9% in costs for payroll and payroll related charges.

The most significant factors resulting in changes in cost of products sold in the first nine months of 2013 compared to the 2012 period included:

▪	a decrease of $1.8 million or 30% in raw materials;
▪	a decrease of $1.0 million or 27% in costs for supplies and tools;
▪	a decrease of $0.5 million or 6% in costs for payroll and payroll related charges;
▪	and a decrease of $0.1 million or 4% related to costs for maintenance and repairs.

Gross margin as a percentage of net sales increased to 16% in the third quarter of 2013 from 8% in the prior year period and to 15% in the first nine months of 2013 from 10% in the 2012 period. The increases in both the third quarter and first nine months of 2013 are due to the mix of products produced, elimination of products with unacceptable profit margins, selective price increases to customers, and cost reductions related to improved production efficiency resulting from the capital investment made in the operation over the last several years, as well as the changes in cost of products sold discussed above.

Selling and administrative expenses in the Metal Products segment were comparable for the third quarter and first nine months of 2013 and 2012.

Other Items

Interest expense decreased 16% in the third quarter and 11% in the first nine months of 2013 compared to the prior year period due to the decreased level of debt in 2013.

Other income was not material to the financial statements.

Income taxes reflected the change in the operating results.  The effective tax rate in the third quarter was 25% compared to the prior year period of 32% and in first nine months of 2013 was 30% compared to 33% in the 2012 period.  The effective tax rate for the first nine months of 2013 was lower than the prior year period due to the ratio of earnings in countries with lower tax rates and a change in unrecognized tax benefits, while the lower rate in the third quarter of 2013 reflected the impact of those changes for the full nine months of 2013.

Liquidity and Sources of Capital

The Company provided $7.9 and $10.8 million from its operations during the first nine months of 2013 and 2012, respectively.  The reduction in cash flows in the quarter was primarily the result of the decreased earnings in the current year over the same period last year and the associated timing differences in the collections of accounts receivable, payments of liabilities, and changes in inventories.  Cash flow from operations coupled with cash on hand at the beginning of the year was sufficient to fund capital expenditures, debt service, and dividend payments.  The Company did not utilize its revolving line of credit during the third quarter.

Additions to property, plant and equipment were $4.2 million for the first nine months of 2013 compared to $3.5 million for the same period in 2012.  Total capital expenditures for 2013 are expected to be approximately $5 to $6 million.  As of September 28, 2013, there is approximately $1.3 million of outstanding commitments for these capital expenditures.

The following table shows key financial ratios at the end of each period:

	Third Quarter 2013	Third Quarter 2012	Year End 2012
Current ratio	5.5	4.8	4.8
Average days’ sales in accounts receivable	50	46	47
Inventory turnover	3.8	4.4	4.2
Total debt to shareholders’ equity	8.6%	10.4%	10.5%

The following table shows important liquidity measures as of the balance sheet date for each period below (in millions):
	Third Quarter 2013	Third Quarter 2012	Year End 2012
Cash and cash equivalents
- Held in the United States	$8.5	$9.5	$10.4
- Held by a foreign subsidiary	10.6	8.3	8.1
	19.1	17.8	18.5
Working capital	59.4	56.1	56.9
Net cash provided by operating activities	7.9	10.8	13.6
Change in working capital impact on net cash used in operating activities	(0.1)	1.2	0.3
Net cash used in investing activities	(4.2)	(3.5)	(4.2)
Net cash used in financing activities	(3.0)	(0.7)	(2.3)

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

Total inventories as of September 28, 2013 were $30.4 million, compared to $29.4 million at year end 2012 and $29.0 million at the end of the third quarter of 2012.  Accounts receivable increased slightly to $18.7 million from $18.4 million at year end 2012 but declined slightly compared to the $19.7 million at the end of the third quarter of fiscal 2012.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of the end of the quarter ended September 28, 2013, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 240.13a-15.  As defined in Exchange Act Rules 240.13a-15(e) and 240.15d-15(e), “the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based upon that evaluation, the CEO and CFO concluded that the Company’s current disclosure controls and procedures were effective as of the September 28, 2013 evaluation date.

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

99(5)) Form 8-K filed on October 23, 2013 setting forth the press release reporting the Company’s earnings for the quarter ended September 28, 2013 is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE EASTERN COMPANY
(Registrant)
DATE: October 25, 2013	/s/Leonard F. Leganza
Leonard F. Leganza Chairman, President and Chief Executive Officer

DATE: October 25, 2013	/s/John L. Sullivan III
John L. Sullivan III Vice President and Chief Financial Officer