Form 10-K
period 2013-12-28
EASTERN CO
filed 2014-03-12
CIK 31107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the Fiscal Year ended December 28, 2013
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

Securities registered pursuant to Section 12(b) of the Act:  Common Stock No Par Value                    The NASDAQ Stock Market LLC
                                                                                                                (Title of each class)                                             (Name of each exchange
                                                                                                                                                                                      on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes [  ]  No [X]

As of June 29, 2013, the last day of registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $89,106,240 (based on the closing sales price of the registrant’s common stock on the last trading date prior to that date). Shares of the registrant’s common stock held by each officer and director and shares held in trust by the pension plans of the Company have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2014, 6,222,168 shares of the registrant’s common stock, no par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the annual proxy statement dated March 12, 2014 are incorporated by reference into Part III.

The Eastern Company
Form 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 28, 2013

TABLE OF CONTENTS

		Page
	Table of Contents	2.

	Safe Harbor Statement	3.

PART I
Item 1.	Business	4.

Item 1A.	Risk Factors	6.

Item 1B.	Unresolved Staff Comments	10.

Item 2.	Properties	10.

Item 3.	Legal Proceedings	11.

Item 4.	Mine Safety Disclosures	11.

PART II
Item 5.	Market for Registrant’s Common Equity, Related
	Stockholder Matters and Issuer Purchases of Equity Securities	12.

Item 6.	Selected Financial Data	14.

Item 7.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	14.

Item 7A.	Quantitative and Qualitative Disclosures
	About Market Risk	27.

Item 8.	Financial Statements and Supplementary Data	28.

Item 9.	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure	57.

Item 9A.	Controls and Procedures	57.

Item 9B.	Other Information	59.

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	59.

Item 11.	Executive Compensation	59.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	60.

Item 13.	Certain Relationships and Related Transactions, and Director
	Independence	60.

Item 14.	Principal Accounting Fees and Services	60.

PART IV
Item 15.	Exhibits, Financial Statement Schedules	60.

	Signatures	63.

	Exhibit Index	64.

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

The business of the Company is the manufacture and sale of industrial hardware, security products and metal products from four U.S. operations and seven wholly-owned foreign subsidiaries. The Company maintains eleven physical locations.

RECENT DEVELOPMENTS

In July 2013, the Board of Directors of the Company voted to increase the quarterly dividend by 10% effective in the third quarter of 2013.

In July 2013, the Company obtained a business license for a new subsidiary, Dongguan Reeworld Security Products Ltd.  The subsidiary is located in Dongguan, China and was established to replace a contract manufacturer supplying lock products primarily for the Security Products segment of the Company.

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

Security Products

The Security Products segment, made up of Greenwald Industries, Illinois Lock Company/CCL Security Products/Royal Lock, World Lock Company Ltd., Dongguan Reeworld Security Products Ltd. and World Security Industries Ltd., is a leading manufacturer of security products. This segment manufactures electronic and mechanical locking devices, both keyed and keyless, for the computer, electronics, vending and gaming industries. The segment also supplies its products to the luggage, furniture, laboratory equipment and commercial laundry industries. Greenwald manufactures and markets coin acceptors and other coin security products used primarily in the commercial laundry markets, as well as hardware and accessories for the appliance industry. In addition, the segment provides a new level of security for the access control, municipal parking and vending markets through the use of “smart card” technology.

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

General

Raw materials and outside services were readily available from domestic sources for all of the Company’s segments during 2013 and are expected to be readily available in 2014 and the foreseeable future.  The Company also obtains materials from Asian affiliated and nonaffiliated sources. The Company has not experienced any significant problems obtaining material from its Asian sources in 2013 and does not expect any such problems in 2014.  In 2011, 2012 and 2013, the Company experienced price increases for many of the raw materials used in producing its products, including: scrap iron, zinc, brass and stainless steel.  The Company expects raw material prices to continue increasing as demand for raw materials increases as the world economy grows.  These raw material cost increases could negatively impact the Company’s gross margin if raw material prices increase too rapidly for the Company to recover those cost increases through either price increases to our customers or cost reductions in other areas of the businesses.

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

Customer lists for all business segments are broad-based geographically and by markets, and sales are generally not highly concentrated by customer.  One customer of the Metal Products segment, Jennmar Corporation, accounted for 11.5% of the Company’s consolidated sales in 2013.  No other customer exceeded 10% of total consolidated sales in 2013, 2012 or 2011.

The dollar amount of the backlog of orders received by the Company believed to be firm as of the fiscal year end December 28, 2013 is $21,494,000, as compared to $20,281,000 at December 29, 2012.  The primary reasons for the increase from 2012 to 2013 was the timing of orders received from customers.

The Company encounters competition in all of its business segments. The Company has been successful in dealing with this competition by offering high quality diversified products with the flexibility of meeting customer needs on a timely basis. This is accomplished by effectively using internal engineering resources and cost effective manufacturing capabilities, expanding product lines through product development and acquisitions, and maintaining sufficient inventory for fast turnaround of customer orders.  Imports from Asia and Latin America with favorable currency exchange rates and low cost labor have created additional competitive pressures. The Company currently utilizes four wholly-owned subsidiaries in Asia to help offset offshore competition.

Research and development expenditures in 2013 were $991,000 and represented less than 1% of gross revenues. In 2012 and 2011 they were $814,000 and $826,000, respectively. The research costs are primarily attributable to the Greenwald Industries and Eberhard Mfg. divisions. Greenwald performs ongoing research, in both the mechanical and smart card product lines, which is necessary in order to remain competitive and to continue to provide technologically advanced smart card systems. Eberhard develops new products for the various markets they serve based on changing customer requirements to remain competitive. Other research projects include the development of various locks, and transportation and industrial hardware products.

The Company does not anticipate that compliance with federal, state or local environmental laws or regulations will have a material effect on the Company’s capital expenditures, earnings or competitive position.

The average number of employees in 2013 was 737.

(d) Financial Information about Geographic Areas

The Company includes four separate operating divisions located within the United States, two wholly-owned Canadian subsidiaries (one located in Tillsonburg, Ontario, Canada, and one in Kelowna, British Columbia, Canada), a wholly-owned Taiwanese subsidiary located in Taipei, Taiwan, a wholly-owned subsidiary in Hong Kong, two wholly-owned Chinese subsidiaries (one located in Shanghai, China, and one located in Dongguan, China) and a wholly-owned subsidiary in Lerma, Mexico.

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

During 2014, union contracts covering approximately 3% of the total workforce of the Company will expire.  The Company has been successful in negotiating new contracts over the years, but cannot guarantee that will continue. Failure to negotiate new union contracts could result in disruption of production, inability to deliver product or a number of unforeseen circumstances, any of which could have an unfavorable material impact on the Company’s results of operations or financial statements.

Deterioration in the creditworthiness of several major customers could have a material impact on the Company’s business, financial condition or results of operations.

Included as a significant asset on the Company’s balance sheet are accounts receivable from our customers.  If several large customers become insolvent or otherwise unable to pay for products, or become unwilling or unable to make payments in a timely manner, it could have an unfavorable material impact on the Company’s results of operations or financial statements.  Although the Company is not dependent on any one customer, deterioration in several large customers at the same time could have an unfavorable material impact on the Company’s results of operations or financial statements.  No customers exceeded 10% of total accounts receivable for 2013 or 2012.  At the end of 2011 only one customer had an outstanding accounts receivable balance that exceeded 10% of total accounts receivable.

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

The Industrial Hardware Group includes the following:

The Eberhard Manufacturing Division in Strongsville, Ohio owns 9.6 acres of land and a building containing 157,580 square feet, located in an industrial park. The building is steel frame, one-story, having curtain walls of brick, glass and insulated steel panel. The building has two high bays, one of which houses two units of automated warehousing.

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

The Eastern Industrial Ltd., a wholly-owned subsidiary in Shanghai, China, leases brick and concrete buildings containing approximately 47,500 square feet, located in both industrial and commercial areas. A five-year lease was signed in 2009, which expires on March 31, 2014 and is renewable.

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

The Dongguan Reeworld Security Products Company Ltd. subsidiary was established in July 2013 to manufacture locks and hardware and leases 118,000 square feet of concrete buildings in an industrial park located in Dongguan, China.  A five-year lease was signed in 2013, which expires June 30, 2018 and is renewable.

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

The Company’s common stock is traded on the NASDAQ (ticker symbol EML). The approximate number of record holders of the Company common stock on December 28, 2013 was 436.

High and low stock prices and dividends for the last two years were:

	2013			2012
	Market Price				Market Price
Quarter	High	Low	Dividend	Quarter	High	Low	Dividend
First	$20.00	$14.91	$.10	First	$20.70	$18.45	$.10
Second	18.25	14.58	.10	Second	26.49	15.17	.10
Third	17.75	15.27	.11	Third	20.25	16.21	.10
Fourth	17.99	15.39	.11	Fourth	18.85	13.38	.20 #

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

The following table sets forth information regarding securities authorized for issuance under the Company’s equity compensation plans as of December 28, 2013, including the Company’s 1995 and 2010 plans.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	20,0001	$13.58	500,0002
Equity compensation plans not approved by security holders	-	-	-
Total	20,000	13.58	500,000

1 Includes options outstanding under the 1995 plan.
2 Includes shares available for future issuance under the 2010 plan.

Each director who is not an employee of the Company (“Outside Director”) is paid a director’s fee for his services at the annual rate of $30,000. All annual fees paid to non-employee members of the Board of Directors of the Company are paid in common stock of the Company or cash, in accordance with the Directors Fee Program adopted by the shareholders on March 26, 1997 and amended on January 5, 2004. The directors make an annual election, within a reasonable time before their first quarterly payment, to receive their fees in the form of cash, stock or a combination thereof. The election remains in force for one year.

There were no issuer sales of any unregistered securities during fiscal years 2013, 2012 or 2011.

There were no issuer purchases of securities during the fourth quarter of 2013.  The Company does not have any share repurchase plans or programs.

Stock Performance Graph

The following graph sets forth the Company’s cumulative total shareholder return based upon an initial $100 investment made on December 31, 2008 (i.e., stock appreciation plus dividends during the past five fiscal years) compared to the Wilshire 5000 Index and the S&P Industrial Machinery Index.

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

	Dec. 08	Dec. 09	Dec. 10	Dec. 11	Dec. 12	Dec. 13
The Eastern Company	$100	$160	$220	$252	$205	$212
Wilshire 5000	$100	$128	$150	$152	$176	$234
S&P Industrial Machinery	$100	$140	$190	$172	$220	$320

Copyright© 2014 Standard & Poor's, a division of The McGraw-Hill Companies Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm)

ITEM 6	SELECTED FINANCIAL DATA

		2013	2012	2011	2010	2009
	INCOME STATEMENT ITEMS (in thousands)
	Net sales	$ 142,458	$ 157,509	$ 142,856	$ 130,130	$ 112,665
	Cost of products sold	112,311	124,157	115,504	103,458	92,031
	Depreciation and amortization	3,825	3,440	3,707	3,943	4,103
	Interest expense	323	369	231	266	1,728
	Income before income taxes	10,114	13,225	8,507	8,248	1,902
	Income taxes	3,212	4,599	3,002	2,705	865
	Net income	6,902	8,626	5,505	5,543	1,036
	Dividends #	2,613	3,109	2,224	3,182	2,155

	BALANCE SHEET ITEMS (in thousands)
	Inventories	$ 30,658	$ 29,385	$ 29,793	$ 28,190	$ 24,520
	Working capital	57,379	56,920	48,681	48,262	44,280
	Property, plant and equipment, net	27,392	25,661	24,634	24,464	22,974
	Total assets	113,858	115,854	106,700	102,353	100,872
	Shareholders’ equity	81,505	71,582	69,158	70,044	66,597
	Capital expenditures	5,524	4,217	3,395	4,733	2,226
	Long-term obligations, less current portion	4,286	6,071	3,036	3,750	4,286

	PER SHARE DATA
	Net income per share
	Basic	$ 1.11	$ 1.39	$ .89	$ .91	$ .17
	Diluted	1.11	1.38	.89	.90	.17
	Dividends #	.42	.50	.36	.52	.36
	Shareholders’ equity (Basic)	13.10	11.51	11.19	11.47	11.13

Average shares outstanding:	Basic	6,220,928	6,216,931	6,178,664	6,104,711	5,985,640
	Diluted	6,237,758	6,233,375	6,216,193	6,192,019	6,241,780

# - 2012 dividends include a one-time extra payment of $0.10 per share distributed on 12/14/2012. 2010 dividends include a one-time extra payment of $0.16 per share distributed on 12/15/2010.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

Net sales for 2013 decreased 10% to $142.5 million from $157.5 million in 2012.  Net income for 2013 decreased 20% to $6.9 million, or $1.11 per diluted share, from $8.6 million, or $1.38 per diluted share in 2012.  Net sales in the Industrial Hardware segment decreased approximately 17% in 2013, resulting primarily from weaker demand for lightweight composite products such as the sleeper boxes for the Class 8 truck market and panels used in the electronic white board market and lower demand for Industrial Hardware products sold to the distribution, trailer, truck accessory, service body and military markets.  Net sales in the Security Products segment decreased approximately 3% in 2013, primarily due to lower sales volume of products sold to the cash management, computer and commercial laundry markets.  The Metal Products segment net sales decreased approximately 5% in 2013, resulting primarily from a reduction in sales of a tie plate for the railroad industry.

Fourth Quarter 2013 Compared to Fourth Quarter 2012

The following table shows, for the fourth quarter of 2013 and 2012, selected line items from the consolidated statements of income as a percentage of net sales, by segment.

	2013 Fourth Quarter
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	73.6%	73.8%	84.1%	76.3%
Gross margin	26.4%	26.2%	15.9%	23.7%
Selling and administrative expense	17.0%	17.6%	7.6%	14.8%
Operating profit	9.4%	8.6%	8.3%	8.9%

	2012 Fourth Quarter
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	77.2%	77.5%	82.1%	78.4%
Gross margin	22.8%	22.5%	17.9%	21.6%
Selling and administrative expense	14.2%	17.0%	6.9%	13.5%
Operating profit	8.6%	5.5%	11.0%	8.1%

The following table shows the amount of change from the fourth quarter of 2012 to the fourth quarter of 2013 in sales, cost of products sold, gross margin, selling and administrative expenses and operating profit, by segment (dollars in thousands).

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$(2,973)	$655	$770	$(1,548)
Volume	-21.0%	4.2%	5.6%	-7.2%
Prices	-0.1%	0.7%	1.8%	0.6%
New Products	3.3%	0.8%	2.6%	2.3%
	-17.8%	5.7%	10.0%	-4.3%

Cost of products sold	$(2,790)	$55	$806	$(1,929)
	-21.7%	0.6%	12.8%	-6.9%

Gross margin	$(183)	$600	$(36)	$381
	-4.8%	23.3%	-2.6%	4.9%

Selling and administrative expenses	$(44)	$181	$111	$248
	-1.9%	9.3%	20.8%	5.1%

Operating profit	$(139)	$419	$(147)	$133
	-9.7%	67.0%	17.2%	4.6%

Net sales in the fourth quarter of 2013 decreased 4% to $34.3 million from $35.8 million a year earlier.  The decrease in sales in the fourth quarter from 2012 to 2013 is primarily attributable to a drop in sales of our lightweight composite panels for use in the electronic white board industry and sleeper cabs of Class 8 trucks, as well as lower sales of Industrial Hardware products to the distribution, service body and military markets in 2013 compared to 2012.  Net sales were favorably impacted by increased sales volume of existing products in many of the markets to which we sell, the introduction of new products and selective price increases to customers.

Cost of products sold in the fourth quarter decreased $1.9 million or 7% from 2012 to 2013.  The most significant factors resulting in changes in cost of products sold in the fourth quarter of 2013 compared to 2012 fourth quarter included:

▪	an increase of $0.2 million or 32% in utilities;
▪	an increase of $0.1 million or 1% in costs for payroll and payroll related charges;
▪	an increase of $0.1 million or 71% for miscellaneous expenses;
▪	a decrease of $2.2 million or 15% in raw materials;
▪	and a decrease of $0.1 million or 7% in costs for supplies and tools.

Gross margin as a percentage of net sales for the fourth quarter of 2013 was 24% compared to 22% in the fourth quarter of 2012.  The increase is primarily the result of the changes in cost of products sold enumerated above, the mix of products produced, the introduction of new products and selective price increases to customers.

Selling and administrative expenses for the fourth quarter of 2013 increased $0.2 million or 5% compared to the prior year quarter. The most significant factors resulting in changes in selling and administrative expenses in the fourth quarter of 2013 compared to 2012 fourth quarter included:

▪	an increase of $0.1 million or 4% in payroll and payroll related charges;
▪	and an increase of $0.1 million or 37% in travel expenses.

Net income for the fourth quarter of 2013 increased 12% to $1.9 million (or $.31 per diluted share) from $1.7 million (or $.28 per diluted share) a year earlier.

Authoritative Accounting Guidance

In May 2011, the FASB issued authoritative guidance which clarifies the concepts related to highest and best use and valuation premise, blockage factors and other premiums and discounts, the fair value measurement of financial instruments held in a portfolio and of those instruments classified as a component of shareowners’ equity. The guidance includes enhanced disclosure requirements about recurring Level 3 fair value measurements, the use of non-financial assets, and the level in the fair value hierarchy of assets and liabilities not recorded at fair value.  This guidance became effective for the Company on January 1, 2012. This guidance did not have an impact on our consolidated financial statements or disclosures, as there are presently no recurring Level 3 fair value measurements.

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

In July 2013, the FASB issued authoritative guidance that requires an entity to net its liability for unrecognized tax positions against a net operating loss carryforward, a similar tax loss or a tax credit carryforward when settlement in this manner is available under the tax law.  The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2013. The Company adopted this guidance effective December 29, 2013 and it had no impact on the consolidated financial statements of the Company.

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

Goodwill and Other Intangible Assets

Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited. Goodwill and other intangible assets with indefinite useful lives are not amortized. During the third quarter of 2012 the Company elected to change its annual impairment testing of goodwill and trademarks from the second quarter of its fiscal year to the fourth quarter of its fiscal year.  The Company discussed this change in accounting principle with its Independent Registered Public Accounting Firm and attached their Preference Letter as an exhibit to the Form 10-Q for the quarter ending September 29, 2012.  The Company performed its most recent qualitative assessment as of the end of fiscal 2013 and determined it is more likely than not that no impairment of goodwill existed at the end of 2013.  The Company will perform annual qualitative assessments in subsequent years as of the end of each fiscal year.  Additionally, the Company will perform interim analysis whenever conditions warrant.

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

The discount rate used is based on a single equivalent discount rate derived with the assistance of our actuaries by matching expected future benefit payments in each year to the corresponding spot rates from the Citigroup Pension Liability Yield Curve, comprised of high quality (rated AA or better) corporate bonds.  The expected long-term rate of return on assets is also developed with input from the Company’s actuarial firms. We consider the Company’s historical experience with pension fund asset performance, the current and expected allocation of our plan assets, and expected long-term rates of return. The long-term rate-of-return assumption used for determining net periodic pension expense for 2013 was 8.0%. The Company reviews the long-term rate of return each year. Future actual pension income and expense will depend on future investment performance, changes in future discount rates, and various other factors related to the population of participants in the Company’s pension plans.

The Company expects to make cash contributions of approximately $2.5 million and $63,000 to its pension plans and postretirement plan, respectively, in 2014.

RESULTS OF OPERATIONS

Fiscal 2013 Compared to Fiscal 2012

The following table shows, for 2013 and 2012, selected line items from the consolidated statements of income as a percentage of net sales, by segment.

	Industrial	Security	Metal
	Hardware	Products	Products	Total
	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	76.4%	78.0%	84.5%	78.8%
Gross margin	23.6%	22.0%	15.5%	21.2%
Selling and administrative expense	15.7%	16.3%	7.1%	13.9%
Operating profit	7.9%	5.7%	8.4%	7.3%

	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	76.0%	76.3%	88.2%	78.8%
Gross margin	24.0%	23.7%	11.8%	21.2%
Selling and administrative expense	13.5%	15.5%	6.5%	12.6%
Operating profit	10.5%	8.2%	5.3%	8.6%

The following table shows the amount of change from 2012 to 2013 in sales, cost of products sold, gross margin, selling and administrative expenses, and operating profit, by segment (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$(11,901)	$(1,387)	$(1,763)	$(15,051)
Volume	-20.4%	-4.9%	-8.5%	-12.8%
Prices	0.0%	0.7%	1.6%	0.6%
New Products	3.9%	1.4%	1.9%	2.6%
	-16.5%	-2.8%	-5.0%	-9.6%

Cost of products sold	$(8,844)	$(206)	$(2,808)	$(11,858)
	-16.1%	-0.5%	-9.1%	-9.5%

Gross margin	$(3,057)	$(1,181)	$1,045	$(3,193)
	-17.7%	-9.9%	25.3%	-9.6%

Selling and administrative expenses	$(288)	$152	$108	$(28)
	-3.0%	2.0%	4.8%	-0.1%

Operating profit	$(2,769)	$(1,333)	$937	$(3,165)
	-36.6%	-32.4%	50.1%	-23.4%

Industrial Hardware Segment

Net sales in the Industrial Hardware segment decreased 17% in 2013 from the 2012 level. The decrease in sales in 2013 reflected a decrease in sales of existing products, resulting from lower sales to the distribution, trailer, truck accessory, service body and military markets as well as lightweight composite panels used in an interactive electronic board product and lightweight composite sleeper cabs for the Class 8 truck market in 2013 compared to the prior year period.  The decrease was reduced by an increase in sales of other products to the Class 8 truck market, such as vents, and to the fire and rescue market, the bus market and the off-highway market in 2013 compared to the same periods in 2012, selective price increases to customers and the introduction of new products.  All of the new products were developed internally and included rotary latches, an adjustable rod assembly, a striker pin, a lever latch, a cab door handle and a venting line of products for the Class 8 truck market; a dual latch rotary and a handle for the fire and rescue market; a trigger latch for the bus market; a platform and small panels made from lightweight composite material; as well as a variety of locking and latching products for the many markets we serve.

Cost of products sold for the Industrial Hardware segment decreased $8.8 million or 16% from 2012 to 2013.  The most significant factors resulting in changes in cost of products sold in 2013 compared to 2012 included:

▪	an increase of $0.3 million or 22% for depreciation;
▪	an increase of $0.3 million or 121% in foreign exchange;
▪	a decrease of $6.4 million or 19% in raw materials;
▪	a decrease of $1.2 million or 8% in costs for payroll and payroll related charges;
▪	a decrease of $0.9 million or 1,640% in miscellaneous expense;
▪	a decrease of $0.3 million or 25% in costs for supplies and tools;
▪	a decrease of $0.2 million or 18% in shipping expenses;
▪	a decrease of $0.1 million or 14% for equipment rental;
▪	a decrease of $0.1 million or 14% related to costs for maintenance and repairs;
▪	a decrease of $0.1 million or 29% in engineering expenses;
▪	and a decrease of $0.1 million or 23% for rent.

Gross margin for 2013 of 24% was comparable to the 2012 period as a percentage of net sales for the Industrial Hardware segment.

Selling and administrative expenses in the Industrial Hardware segment decreased $0.3 million or 3% from 2012 to 2013.  The most significant factor resulting in changes in selling and administrative expenses in the Industrial Hardware segment in 2013 compared to 2012 included:

▪	a decrease of $0.3 million or 5% in payroll and payroll related charges.

Security Products Segment

Net sales in the Security Products segment decreased 3% in 2013 from the 2012 level. The decrease in sales in 2013 in the Security Products segment compared to the prior year period was the result of lower sales volume of existing products to the cash management, computer and commercial laundry markets.  Selective price increases and the introduction of new products offset a portion of the sales decrease.  Sales of new products included clamps, a tubular slam lock, locking t-handles for truck caps and a locking flush mount tonneau cover handle for the vehicular market, a puck lock for the OEM market, luggage locks for the travel market, a round body steel padlock for the retail hardware market and mini “D” ring handle assembly for the storage market.

Cost of products sold for the Security Products segment decreased $0.2 million or 1% from 2012 to 2013.  The most significant factors resulting in changes in cost of products sold in 2013 compared to 2012 included:

▪	an increase of $1.1 million or 18% in payroll and payroll related charges;
▪	an increase of $0.2 million or 207% in foreign exchange;
▪	and a decrease of $1.5 million or 6% in raw materials.

Gross margin as a percentage of sales in the Security Products segment decreased from 24% in 2012 to 22% in 2013.  The decrease reflects the mix of products produced and the changes in cost of products sold discussed above, as well as the lower sales volume in 2013 compared to 2012.

Selling and administrative expenses in the Security Products segment increased $0.2 million or 2% from 2012 to 2013.  The most significant factors resulting in changes in selling and administrative expenses in the Security Products segment in 2013 compared to 2012 included:

▪	an increase of $0.2 million or 3% in payroll and payroll related charges;
▪	an increase of $0.1 million or 10% in commission payments;
▪	an increase of $0.1 million or 19% in advertising expenses;
▪	an increase of $0.1 million or 33% in travel expenses;
▪	and a decrease of $0.3 million or 31% in other administrative expenses.

Metal Products Segment

Net sales in the Metal Products segment decreased 5% in 2013 from the 2012 level.  Sales of mine products increased 2% in 2013 compared to 2012.  The increase in sales of mining products was driven by continued strong demand in 2013 primarily in the U.S. mining market compared to the prior year period and the introduction of new mining products.  New mining products included a flange nut, a rope thread and a cable head.  The Company was not impacted during 2012 or 2013 by the coal mining industry forecast of softening demand for coal projected to begin during the second half of 2012 resulting from new clean air rules enacted by the U.S. Environmental Protection Agency (“EPA”).  The Company is actively trying to develop additional new products to replace any softening in future sales volume of mining products that may result from the EPA clean air regulations.  Sales of contract casting products decreased 44% from 2012 levels.  The decrease in sales of contract casting was primarily the result of a reduction in sales of a tie plate for the railroad industry.  Contract casting sales benefited from the sales of new products including rail clamps for a solar panel application and new beam clamps.

Cost of products sold for the Metal Products segment decreased $2.8 million or 9% from 2012 to 2013.  The most significant factors resulting in changes in cost of products sold in 2013 compared to 2012 included:

▪	an increase of $0.1 million or 8% for utility costs;
▪	an increase of $0.1 million or 11% in costs for depreciation;
▪	a decrease of $1.2 million or 16% in raw materials;
▪	a decrease of $1.1 million or 24% in costs for supplies and tools;
▪	a decrease of $0.5 million or 4% in costs for payroll and payroll related charges;
▪	and a decrease of $0.2 million or 80% in miscellaneous expense.

Gross margin as a percentage of sales in the Metal Products segment increased from 12% in 2012 to 16% in 2013.  The improvement in gross margin compared to the prior year is due to the mix of products produced, elimination of products with unacceptable profit margins, price increases to customers, and cost reductions related to improved production efficiency.

Selling and administrative expenses in the Metal Products segment increased $0.1 million or 5% from 2012 to 2013.  The most significant factors resulting in changes in selling and administrative expenses in the Metal Products segment in 2013 compared to 2012 were:

▪	an increase of $0.2 million or 38% in other administrative expense;
▪	and a decrease of $0.1 million or 5% in payroll and payroll related charges.

Other Items

The following table shows the amount of change from 2012 to 2013 in other items (dollars in thousands):

Total
Interest expense	$(47)
-13%

Other income	$8
18%

Income taxes	$(1,387)
-30%

Interest expense decreased from 2012 to 2013 due to the decreased level of debt in 2013.

Other income which is not material to the financial statements increased from 2012 to 2013 due to higher cash balances in the Company’s cash management program in 2013.

Income taxes – the effective tax rate for 2013 was 32% compared to the 2012 rate which was 35%.  The effective tax rate for 2013 was lower than the prior year period due to the ratio of earnings in countries with lower tax rates and a change in unrecognized tax benefits

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

Liquidity and Sources of Capital

The Company’s financial position continued to be strong in 2013.  The primary source of the Company’s cash is earnings from operating activities adjusted for cash generated from or used for net working capital.  The most significant recurring non-cash items included in net income are depreciation and amortization expense.  Changes in working capital fluctuate with the changes in operating activities.  As sales increase, there generally is an increased need for working capital.  Since increases in working capital reduce the Company’s cash, management attempts to keep the Company’s investment in net working capital at a reasonable level by closely monitoring inventory levels and matching production to expected market demand, keeping tight control over the collection of receivables, and optimizing payment terms on its trade and other payables.

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

The following table shows key financial ratios at the end of each year:

	2013	2012	2011
Current ratio	5.2	4.8	4.0
Average days’ sales in accounts receivable	47	47	45
Inventory turnover	3.7	4.2	3.9
Ratio of working capital to sales	40.3%	36.1%	34.5%
Total debt to shareholders’ equity	7.4%	10.5%	9.8%

The following table shows important liquidity measures as of the fiscal year end balance sheet date for each of the preceding three years (in millions):

	2013	2012	2011
Cash and cash equivalents
- Held in the United States	$10.2	$10.4	$5.2
- Held by foreign subsidiary	9.8	8.1	5.9
	20.0	18.5	11.1
Working capital	57.4	56.9	48.6
Net cash provided by operating activities	11.3	13.6	1.4
Change in working capital impact on net cash (used)/provided by operating activities	(0.2)	0.3	(9.7)
Net cash used in investing activities	(5.5)	(4.2)	(3.4)
Net cash (used in)/provided by financing activities	(4.0)	(2.3)	0.8

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

The $11.3 million and $13.6 million increase in net cash provided by operating activities for 2013 and 2012, respectively is the result of applicable year earnings and the Company’s ability to control inventory and accounts receivable levels during the year.  The $1.4 million increase in net cash provided by operating activities in 2011 was primarily related to current year earnings being offset by increases in accounts receivable and inventory and the $5 million discretionary contribution made to the Company’s salaried pension plan in December 2011.  The major reasons for the discretionary contribution were to reduce 2011 cash payments for federal income taxes, to reduce future years’ pension expense, and to attempt to take advantage of the spread between borrowing rates and expected investment return.  The remaining changes were related to the reasonable changes in other operating assets and liabilities, given the earnings for the year.

In Fiscal 2013, the impact on cash from the net change in working capital was approximately ($0.2) million; in Fiscal 2012, the impact on cash from the net change in working capital was $0.3 million; and in Fiscal 2011, the impact on cash from the net change in working capital was ($9.7) million resulting mainly from the $5 million discretionary pension payment described above as well as the increases in accounts receivable and inventory which were anticipated given the increased revenue.

Virtually the entire amount of cash used in investing activities in Fiscal 2013, 2012 and 2011 was for the purchase of fixed assets.  Capital expenditures in Fiscal 2014 are expected to be in the range of $6 million.

In Fiscal 2013, the Company used approximately $4.0 million of cash for financing activities.  Approximately $1.4 million was used for debt repayments, and another $2.6 million was paid in dividends.

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

In Fiscal 2011, financing activities provided approximately $800,000.  Approximately $2.3 million was provided from the utilization of $3 million from a line of credit, reduced by $714,000 of repayments on the term loan.  The Company also received approximately $758,000 from the issuance of new shares of its Common Stock (as a result of the exercise of qualified and non-qualified stock options) and the related tax benefit from the disqualifying disposition of qualified stock options and the exercise of non-qualified stock options during the period.  These items were offset by approximately $2.2 million in dividends paid during the period.

The Company leases certain equipment and buildings under cancelable and non-cancelable operating leases expiring at various dates up to five years. Rent expense amounted to approximately $1.1 million in 2013 and $1.2 million in 2012 and 2011, respectively.

On January 29, 2010, the Company signed a secured Loan Agreement (the “Loan Agreement”) with People’s United Bank (“People’s”) which included a $5,000,000 term portion and a $10,000,000 revolving credit portion.  The term portion of the loan requires quarterly principal payments of $178,571 for a period of seven (7) years, maturing on January 31, 2017.  The revolving credit portion had a quarterly commitment fee of one quarter of one percent (0.25%), and a maturity date of January 31, 2012.   The proceeds of the term portion along with the Company’s available cash were used to retire the remaining portion of the debt with our former lender, Bank of America, N.A., which on January 29, 2010 totaled $10,714,286.

On January 25, 2012 the Company amended the Loan Agreement by taking an additional $5,000,000 term loan (the “2012 Term Loan”).  The 2012 Term Loan requires quarterly principal payments of $178,571 for a period of seven (7) years, maturing on January 31, 2019.  At the same time the maturity date of the revolving credit portion was extended to January 31, 2014 and continued to have a quarterly commitment fee of one quarter of one percent (0.25%).

Interest on the original term portion of the Loan Agreement is fixed at 4.98%.  Interest on the 2012 Term Loan is fixed at 3.90%.  For the period from January 29, 2010 to January 25, 2012, the interest rate on the revolving credit portion of the Loan Agreement varied based on the LIBOR rate or People’s Prime rate plus a margin spread of 2.25%, with a floor rate of 4.0%.  As part of the amendment signed on January 25, 2012, this was changed to the LIBOR rate or People’s Prime rate plus 2.25%, with a floor of 3.25%; additionally the maturity date was extended to January 31, 2014.  During December 2011, the Company used $3,000,000 of the line of credit, the proceeds of which, along with existing cash, were used to fund a discretionary pension payment made in December, 2011.  The Company did not utilize the revolving credit portion of the Loan Agreement at any other time during 2012 or 2013.

On January 23, 2014, the Company amended the Loan Agreement with People’s.  The amendment renewed and extended the maturity date of the revolving credit portion of the Loan Agreement to July 1, 2016 and changes the interest rate to LIBOR plus 2.25%, and eliminated the 3.25% floor previously in place.  The quarterly commitment fee of one quarter of one percent (0.25%) remained unchanged.

The Company’s loan covenants under the Loan Agreement require the Company to maintain a fixed charge coverage ratio of at least 1.1 to 1, a leverage ratio of no more than 1.75 to 1, and minimum tangible net worth of $43 million increasing each year by 50% of consolidated net income.  This amount was approximately $52.8 million and $48.5 million as of December 28, 2013 and December 29, 2012, respectively.  In addition, the Company has restrictions on, among other things, new capital leases, purchases or redemptions of its capital stock, mergers and divestitures, and new borrowing.  The Company was in compliance with all covenants in 2012 and 2013.

As part of the amendment to the Loan Agreement signed on January 23, 2014, the leverage ratio was eliminated, and the minimum tangible net worth covenant was modified to a fixed minimum amount of $55 million, effective with the end of the Company’s first quarter of 2014.

The quarterly payment dates as listed in the Loan Agreement are the first business day of the calendar quarter.  As a result, there will be five scheduled payments in Fiscal 2014 and three in Fiscal 2015.

Tabular Disclosure of Contractual Obligations

The Company’s known contractual obligations as of December 28, 2013, are shown below (in thousands):

		Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$6,071	$1,786	$2,500	$1,785	$--
Estimated interest on long-term debt	569	248	251	70	--
Operating lease obligations	3,139	1,072	1,619	448	--
Estimated contributions to pension plans	10,930	2,631	3,155	3,155	1,989
Estimated post retirement benefits other than pensions	2,233	63	137	152	1,881
Total	$22,942	$5,800	$7,662	$5,610	$3,870

The amounts shown in the above table for estimated contributions to pension plans and estimated postretirement benefits other than pensions are based on the assumptions in Note 9 to the consolidated financial statements, as well as the assumption that participant counts will remain stable.

The Company does not have any non-cancellable open purchase orders.

In December 2011, the Company made a $5 million discretionary contribution to its salaried pension plan.  As a result of this contribution, at the end of 2011 the Company utilized $3 million from its revolving credit facility.  This amount was repaid in January 2012 when the Company borrowed an additional $5 million from its lender, People’s United Bank.  The Company believes it has sufficient cash on hand and credit resources available to it to sustain itself though the next fiscal year.

ITEM 7A                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s foreign manufacturing facilities account for approximately 20% of total sales and 15% of total assets.  Its U.S. operations buy from and sell to these foreign affiliates, and also make limited sales (approximately 15% of total sales) to nonaffiliated foreign customers.  This trade activity could be affected by fluctuations in foreign currency exchange or by weak economic conditions.  The Company’s currency exposure is concentrated in the Canadian dollar, Mexican peso, New Taiwan dollar, Chinese RMB and Hong Kong dollar.  Because of the Company’s limited exposure to any single foreign market, any exchange gains or losses have not been material and are not expected to be material in the future.  Had the exchange rate as of December 28, 2013 for all of the listed currencies changed by 1%, the total change in reported earnings would have been approximately $27,000.  As a result, the Company does not attempt to mitigate its foreign currency exposure through the acquisition of any speculative or leveraged financial instruments.  In 2013, a 10% increase/decrease in exchange rates would have resulted in a translation increase/decrease to sales of approximately $2.6 million, and to equity of approximately $2.0 million.

The Company has been able to recover cost increases in raw materials through either price increases to our customers or cost reductions in other areas of the business.  Therefore, the Company has not entered into any contracts to address commodity price risk.

The Company does not have any interest rate risk as all of its long-term debt bears interest at a fixed rate.  See Note 4 of the Company’s financial statements included at Item 8 of this Annual Report on Form 10-K for complete details.

ITEM 8                                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Eastern Company

Consolidated Balance Sheets

	December 28	December 29
	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$19,988,361	$18,482,144
Accounts receivable, less allowances of $410,000 in 2013 and $487,000 in 2012	16,284,603	18,368,774

Inventories:
Raw materials and component parts	8,256,977	8,473,007
Work in process	4,925,001	6,160,578
Finished goods	17,475,634	14,751,195
	30,657,612	29,384,780

Prepaid expenses and other assets	3,244,686	3,365,904
Recoverable income taxes receivable	—	1,158,632
Deferred income taxes	818,662	1,064,202
Total Current Assets	70,993,924	71,824,436

Property, Plant and Equipment
Land	1,161,343	1,152,970
Buildings	15,736,794	14,490,407
Machinery and equipment	44,951,717	42,486,647
Accumulated depreciation	(34,458,096)	(32,469,281)
	27,391,758	25,660,743

Other Assets
Goodwill	13,842,047	13,933,599
Trademarks	173,177	170,512
Patents, technology and other intangibles net of accumulated amortization	1,457,503	1,653,957
Deferred income taxes	—	2,610,903
	15,472,727	18,368,971
TOTAL ASSETS	$113,858,409	$115,854,150

Consolidated Balance Sheets

	December 28	December 29
	2013	2012
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$7,302,368	$7,607,658
Accrued compensation	3,007,169	3,453,709
Other accrued expenses	1,519,338	2,414,135
Current portion of long-term debt	1,785,714	1,428,571
Total Current Liabilities	13,614,589	14,904,073

Deferred income taxes	1,111,755	—
Other long-term liabilities	248,417	607,463
Long-term debt, less current portion	4,285,714	6,071,428
Accrued postretirement benefits	2,232,872	2,507,726
Accrued pension cost	10,860,211	20,181,361

Commitments and contingencies (See Note 3)

Shareholders’ Equity
Voting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Nonvoting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Common Stock, no par value:
Authorized: 50,000,000 shares
Issued: 8,916,897 shares in 2013 and 8,914,478 shares in 2012	28,621,582	28,585,498
Treasury Stock: 2,694,729 shares in 2013 and 2012	(19,105,723)	(19,105,723)
Retained earnings	83,006,671	78,717,589

Accumulated other comprehensive income (loss):
Foreign currency translation	1,983,506	2,640,478
Unrecognized net pension and postretirement benefit costs, net of taxes	(13,001,185)	(19,255,743)
Accumulated other comprehensive loss	(11,017,679)	(16,615,265)
Total Shareholders’ Equity	81,504,851	71,582,099
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$113,858,409	$115,854,150

See accompanying notes.

Consolidated Statements of Income

		Year ended
	December 28	December 29	December 31
	2013	2012	2011
Net sales	$142,458,279	$157,509,185	$142,856,049
Cost of products sold	(112,310,759)	(124,156,707)	(115,504,443)
Gross margin	30,147,520	33,352,478	27,351,606

Selling and administrative expenses	(19,761,199)	(19,801,055)	(18,639,426)
Operating profit	10,386,321	13,551,423	8,712,180

Interest expense	(322,731)	(369,357)	(231,481)
Other income	50,305	42,452	26,230
Income before income taxes	10,113,895	13,224,518	8,506,929

Income taxes	3,211,974	4,598,718	3,001,999
Net income	$6,901,921	$8,625,800	$5,504,930
Earnings per Share:
Basic	$1.11	$1.39	$0.89

Diluted	$1.11	$1.38	$0.89

See accompanying notes.

Consolidated Statements of Comprehensive Income

		Year ended
	December 28	December 29	December 31
	2013	2012	2011
Net income	$6,901,921	$8,625,800	$5,504,930
Other comprehensive income/(loss) -
Change in foreign currency translation	(656,972)	533,291	(341,488)
Change in pension and postretirement benefit costs, net of income taxes (expense)/benefit of ($3,437,175) in 2013, $2,053,255 in 2012 and $2,507,762 in 2011	6,254,558	(3,712,466)	(4,607,131)
Total other comprehensive income/(loss)	5,597,586	(3,179,175)	(4,948,619)
Comprehensive income	$12,499,507	$5,446,625	$556,311

See accompanying notes.

Consolidated Statements of Shareholders’ Equity

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity

Balances at January 1, 2011	8,852,762	$27,717,318	(2,694,729)	$(19,105,723)	$69,919,619	$(8,487,471)	$70,043,743
Net income					5,504,930		5,504,930
Cash dividends declared, $.36 per share					(2,224,187)		(2,224,187)
Currency translation adjustment						(341,488)	(341,488)
Change in pension and postretirement benefit costs, net of tax						(4,607,131)	(4,607,131)
Issuance of Common Stock upon the exercise of stock options	54,500	651,390					651,390
Tax benefit from exercise of non-qualified stock options and disqualifying dispositions of incentive stock options		106,471					106,471
Issuance of Common Stock for directors’ fees	1,345	24,600					24,600
Balances at December 31, 2011	8,908,607	28,499,779	(2,694,729)	(19,105,723)	73,200,362	(13,436,090)	69,158,328
Net income					8,625,800		8,625,800
Cash dividends declared, $.50 per share					(3,108,577)		(3,108,577)
Miscellaneous					4		4
Currency translation adjustment						533,291	533,291
Change in pension and postretirement benefit costs, net of tax						(3,712,466)	(3,712,466)
Issuance of Common Stock upon the exercise of stock options	4,500	61,110					61,110
Issuance of Common Stock for directors’ fees	1,371	24,609					24,609
Balances at December 29, 2012	8,914,478	28,585,498	(2,694,729)	(19,105,723)	78,717,589	(16,615,265)	71,582,099

Consolidated Statements of Shareholders’ Equity (continued)

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity

Net income					6,901,921		6,901,921
Cash dividends declared, $.42 per share					(2,612,839)		(2,612,839)
Currency translation adjustment						(656,972)	(656,972)
Change in pension and postretirement benefit costs, net of tax						6,254,558	6,254,558
Issuance of Common Stock upon the exercise of stock options	1,000	13,580					13,580
Issuance of Common Stock for directors’ fees	1,419	22,504					22,504
Balances at December 28, 2013	8,916,897	$28,621,582	(2,694,729)	$(19,105,723)	$83,006,671	$(11,017,679)	$81,504,851

See accompanying notes.

Consolidated Statements of Cash Flows

		Year ended
	December 28	December 29	December 31
	2013	2012	2011
Operating Activities
Net income	$6,901,921	$8,625,800	$5,504,930
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,825,286	3,439,800	3,707,216
(Gain)/loss on sale of equipment and other assets	116,327	(1,500)	(1,602)
Provision for doubtful accounts	106,485	147,313	44,502
Deferred income taxes	531,023	1,101,701	1,847,272
Issuance of Common Stock for directors’ fees	22,504	24,609	24,600
Changes in operating assets and liabilities:
Accounts receivable	1,776,744	307,524	(2,470,834)
Inventories	(1,400,893)	586,576	(1,825,171)
Prepaid expenses and other	308,653	(24,741)	10,870
Prepaid pension cost	(111,945)	(865,831)	(4,924,402)
Recoverable taxes receivable	1,158,632	(510,683)	(647,949)
Other assets	(76,426)	(124,598)	(81,750)
Accounts payable	(253,994)	(889,663)	960,205
Accrued compensation	(626,385)	439,537	14,802
Other accrued expenses	(960,896)	1,389,988	(716,233)
Net cash provided by operating activities	11,317,036	13,645,832	1,446,456

Investing Activities
Purchases of property, plant and equipment	(5,523,742)	(4,216,970)	(3,394,726)
Proceeds from sale of equipment and other assets	2,839	44,184	4,000
Net cash used in investing activities	(5,520,903)	(4,172,786)	(3,390,726)

Financing Activities
Principal payments on long-term debt	(1,428,571)	(1,250,000)	(714,286)
Proceeds from issuance of long-term debt	—	5,000,000	—
Principal payments on revolving credit loan	—	(3,000,000)
Proceeds from revolving credit loan	—	—	3,000,000
Proceeds from sales of Common Stock	13,580	61,110	651,390
Tax benefit from disqualifying disposition of incentive stock options and exercise of non-qualified stock options	—	—	106,471
Dividends paid	(2,612,839)	(3,108,577)	(2,224,187)
Net cash (used in) provided by financing activities	(4,027,830)	(2,297,467)	819,388
Effect of exchange rate changes on cash	(262,086)	159,268	47,571
Net change in cash and cash equivalents	1,506,217	7,334,847	(1,077,311)

Cash and cash equivalents at beginning of year	18,482,144	11,147,297	12,224,608
Cash and cash equivalents at end of year	$19,988,361	$18,482,144	$11,147,297

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

The Eastern Company

Notes to Consolidated Financial Statements (continued)

2. Accounting Policies (continued)

Recognition of Revenue and Accounts Receivable

Revenue and accounts receivable are recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred, and there is a reasonable assurance of collection of the sales proceeds. The Company obtains written purchase authorizations from its customers for a specified amount of product at a specified price and delivery occurs at the time of shipment. Credit is extended based on an evaluation of each customer’s financial condition; collateral is not required. Accounts receivable are recorded net of applicable allowances.  No customer exceeded 10% of total accounts receivable at year end 2013 or 2012.

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

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method in the U.S. ($23,922,496 for U.S. inventories at December 28, 2013) and by the first-in, first-out (FIFO) method for inventories outside the U.S. ($6,735,116 for inventories outside the U.S. at December 28, 2013). Current cost exceeds the LIFO carrying value by approximately $6,689,000 at December 28, 2013 and $6,302,000 at December 29, 2012. There was no material LIFO quantity liquidation in 2013, 2012 or 2011.

Property, Plant and Equipment and Related Depreciation

Property, plant and equipment (including equipment under capital lease) are stated at cost. Depreciation ($3,592,263 in 2013, $3,210,324 in 2012 and $3,155,717 in 2011) is computed generally using the straight-line method based on the following estimated useful lives of the assets: Buildings 10 to 39.5 years; Machinery and equipment 3 to 10 years.

Goodwill, Intangibles and Impairment of Long-Lived Assets

Patents are recorded at cost and are amortized using the straight-line method over the lives of the patents. Technology and licenses are recorded at cost and are generally amortized on a straight-line basis over periods ranging from 5 to 17 years. Non-compete agreements and customer relationships are being amortized using the straight-line method over a period of 5 years. Amortization expense in 2013, 2012 and 2011 was $233,023, $229,476 and $551,499, respectively. Total amortization expense for each of the next five years is estimated to be as follows: 2014 - $231,000; 2015 - $231,000; 2016 - $231,000; 2017 - $231,000; and 2018 - $231,000. Trademarks are not amortized as their lives are deemed to be indefinite.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

2. Accounting Policies (continued)

The gross carrying amount and accumulated amortization of amortizable intangible assets:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total	Weighted-Average Amortization Period (Years)
2013 Patents and developed technology
Gross Amount:	$2,595,931	$1,041,250	$--	$3,637,181	16.0
Accumulated amortization:	1,676,440	503,238	--	2,179,678
Net 2013 per Balance Sheet	$919,491	$538,012	$--	$1,457,503

2012 Patents and developed technology
Gross Amount:	$2,732,307	$1,021,409	$5,839	$3,759,555	15.8
Accumulated amortization:	1,652,199	447,732	5,667	2,105,598
Net 2012 per Balance Sheet	$1,080,108	$573,677	$172	$1,653,957

In the event that facts and circumstances indicate that the carrying value of long-lived assets, including definite life intangible assets, may be impaired, an evaluation is performed to determine if a write-down is required. No events or changes in circumstances have occurred to indicate that the carrying amount of such long-lived assets held and used may not be recovered.

During the third quarter of 2012 the Company elected to change its annual impairment testing of goodwill and trademarks from the second quarter of its fiscal year to the fourth quarter of its fiscal year.  The Company discussed this change in accounting principle with its Independent Registered Public Accounting Firm and attached their Preference Letter as an exhibit to the Form 10-Q for the quarter ending September 29, 2012.  The Company completed a qualitative assessment in the second quarter of 2012 and determined it is more likely than not that no impairment of goodwill existed at that time.  The Company performed additional qualitative assessments as of the end of fiscal 2012 and fiscal 2013 and determined it is more likely than not that no impairment of goodwill existed at the end of 2013 or 2012.  The Company will perform annual qualitative assessments in subsequent years as of the end of each fiscal year.  Additionally, the Company will perform interim analysis whenever conditions warrant.

Goodwill or trademarks would be considered impaired whenever our historical carrying amount exceeds the fair value.  Goodwill and trademarks were not impaired in 2013, 2012 or 2011.  Should we reach a different conclusion in the future, additional work would be performed to determine the amount of the non-cash impairment charge to be recognized.  The maximum future impairment of goodwill or trademarks that could occur is the amount recognized on our balance sheet.

The following is a roll-forward of goodwill for 2013 and 2012:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total
2013
Beginning balance	$2,099,783	$11,833,816	$—	$13,933,599
Foreign exchange	(91,552)	—	—	(91,552)
Ending balance	$2,008,231	$11,833,816	$—	$13,842,047

The Eastern Company

Notes to Consolidated Financial Statements (continued)

2. Accounting Policies (continued)

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total
2012
Beginning balance	$2,071,393	$11,833,816	$—	$13,905,209
Foreign exchange	28,390	—	—	28,390
Ending balance	$2,099,783	$11,833,816	$—	$13,933,599

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

Product Development Costs

Product development costs, charged to expense as incurred, were $991,286 in 2013, $814,096 in 2012 and $825,778 in 2011.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were $486,027 in 2013, $442,300 in 2012 and $386,908 in 2011.

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

The Eastern Company

Notes to Consolidated Financial Statements (continued)

2. Accounting Policies (continued)

Earnings per Share

The denominators used in the earnings per share computations follow:

	2013	2012	2011
Basic:
Weighted average shares outstanding	6,220,928	6,216,931	6,178,664

Diluted:
Weighted average shares outstanding	6,220,928	6,216,931	6,178,664
Dilutive stock options	16,830	16,444	37,529
Denominator for diluted earnings per share	6,237,758	6,233,375	6,216,193

There were no anti-dilutive stock options in 2013, 2012 or 2011.

Derivatives

The Company does not maintain any derivatives as of the date of this report.

Stock Based Compensation

The Company accounts for stock based compensation pursuant to the fair value recognition provisions of ASC 718.  No stock options were granted in 2013, 2012 or 2011, and, since all outstanding options were fully vested in each year presented, there was no impact on the financial statements.

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

The carrying amounts of financial instruments (cash and cash equivalents, accounts receivable, accounts payable and debt) as of December 28, 2013 and December 29, 2012, approximate fair value. Fair value was based on expected cash flows and current market conditions.

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

Approximately 33% of the total workforce is subject to negotiated union contracts, and approximately 3% of the total workforce is covered by such agreements that expire during 2014.

4. Debt

On January 29, 2010, the Company signed a secured Loan Agreement (the “Loan Agreement”) with People’s United Bank (“People’s”) which included a $5,000,000 term portion and a $10,000,000 revolving credit portion.  The term portion of the loan requires quarterly principal payments of $178,571 for a period of seven (7) years, maturing on January 31, 2017.  The revolving credit portion had a quarterly commitment fee of one quarter of one percent (0.25%), and a maturity date of January 31, 2012.   The proceeds of the term portion along with the Company’s available cash were used to retire the remaining portion of the debt with our former lender, Bank of America, N.A., which on January 29, 2010 totaled $10,714,286.

On January 25, 2012 the Company amended the Loan Agreement by taking an additional $5,000,000 term loan (the “2012 Term Loan”).  The 2012 Term Loan requires quarterly principal payments of $178,571 for a period of seven (7) years, maturing on January 31, 2019.  At the same time the maturity date of the revolving credit portion was extended to January 31, 2014 and continued to have a quarterly commitment fee of one quarter of one percent (0.25%).

Interest on the original term portion of the Loan Agreement is fixed at 4.98%.  Interest on the 2012 Term Loan is fixed at 3.90%.  For the period from January 29, 2010 to January 25, 2012, the interest rate on the revolving credit portion of the Loan Agreement varied based on the LIBOR rate or People’s Prime rate plus a margin spread of 2.25%, with a floor rate of 4.0%.  As part of the amendment signed on January 25, 2012, this was changed to the LIBOR rate or People’s Prime rate plus 2.25%, with a floor of 3.25%; additionally the maturity date was extended to January 31, 2014.  During December 2011, the Company used $3,000,000 of the line of credit, the proceeds of which, along with existing cash, were used to fund a discretionary pension payment made in December, 2011.  The Company did not utilize the revolving credit portion of the Loan Agreement at any other time during 2012 or 2013.

On January 23, 2014, the Company amended the Loan Agreement with People’s.  The amendment renewed and extended the maturity date of the revolving credit portion of the Loan Agreement to July 1, 2016 and changes the interest rate to LIBOR plus 2.25%, and eliminated the 3.25% floor previously in place.  The quarterly commitment fee of one quarter of one percent (0.25%) remained unchanged.

Debt consists of:

	2013	2012
Term loans	$6,071,428	$7,499,999
Revolving credit loan	—	—
	6,071,428	7,499,999
Less current portion	1,785,714	1,428,571
	$4,285,714	$6,071,428

The Eastern Company

Notes to Consolidated Financial Statements (continued)

4. Debt (continued)

The Company paid interest of $319,760 in 2013, $349,972 in 2012, and $240,635 in 2011.

The Company’s loan covenants under the Loan Agreement require the Company to maintain a fixed charge coverage ratio of at least 1.1 to 1, a leverage ratio of no more than 1.75 to 1, and minimum tangible net worth of $43 million increasing each year by 50% of consolidated net income.  This amount was approximately $52.8 million and $48.5 million as of December 28, 2013 and December 29, 2012, respectively.  In addition, the Company has restrictions on, among other things, new capital leases, purchases or redemptions of its capital stock, mergers and divestitures, and new borrowing.  The Company was in compliance with all covenants in 2012 and 2013.

As part of the amendment to the Loan Agreement signed on January 23, 2014, the leverage ratio was eliminated, and the minimum tangible net worth covenant was modified to a fixed minimum amount of $55 million, effective with the end of the Company’s first quarter of 2014.

The quarterly payment dates as listed in the Loan Agreement are the first business day of the calendar quarter.  As a result, there will be five scheduled payments in Fiscal 2014 and three in Fiscal 2015.  As of December 28, 2013, scheduled annual principal maturities of long-term debt for each of the next five years follow:

2014	$1,785,714
2015	1,071,429
2016	1,428,571
2017	892,857
2018	714,286
Thereafter	178,571
$6,071,428

5. Stock Rights

The Company has a stock rights plan.  At December 28, 2013, there were 6,222,168 stock rights outstanding under the plan. Each right may be exercised to purchase one share of the Company’s common stock at an exercise price of $80.00, subject to adjustment to prevent dilution.

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

The Eastern Company

Notes to Consolidated Financial Statements (continued)

6. Stock Options and Awards

Stock Options

The Company has stock option plans for officers, other key employees, and non-employee directors. At the end of 2013 two plans have shares reserved for future issuance, the 1995 and 2010 plans.  Incentive stock options granted under the 1995 and 2010 plans must have exercise prices that are not less than 100% of the fair market value of the stock on the dates the options are granted. Restricted stock awards may also be granted to participants under the 1995 and 2010 plans with restrictions determined by the Compensation Committee of the Company’s Board of Directors. Under the 1995 and 2010 plans, non-qualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Company’s Board of Directors.  No options or restricted stock were granted in 2013, 2012 or 2011.

As of December 28, 2013, there were 500,000 shares available for future grant under the above noted 2010 plan and there were no shares available for grant under the 1995 plan. As of December 28, 2013, there were 520,000 shares of common stock reserved under all option plans for future issuance.

Information with respect to the Company’s stock option plans is summarized below:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2011	80,000	$ 12.471
Exercised	(54,500)	11.952
Outstanding at December 31, 2011	25,500	13.580
Exercised	(4,500)	13.580
Outstanding at December 29, 2012	21,000	13.580
Exercised	(1,000)	13.580
Outstanding at December 28, 2013	20,000	13.580

Options Outstanding and Exercisable
Range of Exercise Prices	Outstanding and Exercisable as of December 28, 2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$13.58	20,000	1.0	$13.580

At December 28, 2013, outstanding and exercisable options had an intrinsic value of $50,400.  The total intrinsic value of stock options exercised in 2013 was $1,590.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

7. Income Taxes

Deferred income taxes are provided on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and those for income tax reporting purposes. Deferred income tax (assets) liabilities relate to:

	2013	2012	2011
Property, plant and equipment	$6,184,873	$5,942,048	$5,480,102
Other	208,938	—	—
Total deferred income tax liabilities	6,393,811	5,942,048	5,480,102

Other postretirement benefits	(787,087)	(885,729)	(653,238)
Inventories	(848,364)	(761,613)	(1,005,134)
Allowance for doubtful accounts	(104,695)	(104,903)	(94,120)
Intangible assets	(373,482)	(422,443)	(472,243)
Accrued compensation	(158,866)	(197,582)	(224,155)
Pensions	(3,828,224)	(7,128,057)	(5,573,596)
Other	—	(116,826)	(160,876)
Total deferred income tax assets	(6,100,718)	(9,617,153)	(8,183,362)
Net deferred income tax (assets) liabilities	$293,093	$(3,675,105)	$(2,703,260)

Income before income taxes consists of:

	2013	2012	2011
Domestic	$7,139,039	$8,614,664	$5,180,467
Foreign	2,974,856	4,609,854	3,326,462
	$10,113,895	$13,224,518	$8,506,929

The provision for income taxes follows:

	2013	2012	2011
Current:
Federal	$1,942,271	$1,909,172	$214,988
Foreign	871,949	1,367,025	830,028
State	162,952	220,820	109,711
Deferred:
Federal	241,821	1,022,660	1,747,620
Foreign	—	—	—
State	(7,019)	79,041	99,652
	$3,211,974	$4,598,718	$3,001,999

The Eastern Company

Notes to Consolidated Financial Statements (continued)

7. Income Taxes (continued)

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows:

	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
Income taxes using U.S. federal statutory rate	$ 3,438,724	34%	$ 4,496,336	34%	$ 2,892,356	34%
State income taxes, net of federal benefit	99,245	1	188,490	2	133,201	2
Impact of foreign subsidiaries on effective tax rate	(103,878)	(1)	136,590	1	21,329	-
Impact of manufacturers deduction on effective tax rate	(138,127)	(1)	(232,928)	(2)	(50,537)	(1)
Other—net	(83,990)	(1)	10,230	-	5,650	-
	$ 3,211,974	32%	$ 4,598,718	35%	$ 3,001,999	35%

Total income taxes paid were $2,568,708 in 2013, $3,350,283 in 2012 and $1,631,299 in 2011.

United States income taxes have been provided on the undistributed earnings of foreign subsidiaries ($13,791,838 at December 28, 2013) only where necessary because such earnings are intended to be reinvested abroad indefinitely or repatriated only when substantially free of such taxes.  The Company would be required to accrue and pay United States income taxes to repatriate the funds held by foreign subsidiaries not otherwise provided.

During 2013, 2012 and 2011, the Company received tax benefits of $0, $0 and $106,000, respectively, as a result of the exercise and sale of incentive stock options that resulted in the disqualification of those incentive stock options, and the exercise of non-qualified stock options during the year.  The tax benefit associated with the exercise of the incentive and non-qualified stock options has been recorded to common stock.

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

	2013	2012	2011

Balance at beginning of year	$499,624	$486,332	$495,843
Increases for positions taken during the current period	49,636	119,893	25,398
Decreases relating to settlements	(263,856)	—	—
Decreases resulting from the expiration of the statute of limitations	(65,115)	(106,601)	(34,909)
Balance at end of year	$220,289	$499,624	$486,332

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2010 and non-U.S. income tax examinations by tax authorities prior to 2007.

Included in the balance at December 28, 2013, are $145,391 of unrecognized tax benefits that would affect the annual effective tax rate. In 2013, the Company recognized accrued interest related to unrecognized tax benefits in income tax expense. The Company had approximately $28,000 of accrued interest at December 28, 2013.

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

Future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year during each of the next five years follow:

2014	$1,071,929
2015	1,098,323
2016	521,097
2017	313,845
2018	134,228
$3,139,422

Rent expense for all operating leases was $1,093,895 in 2013, $1,159,913 in 2012 and $1,243,494 in 2011. The Company expects future rent expense, including non-cancelable operating leases, leases that are expected to be renewed and buildings leased on a month-to-month basis, for each of the next five years to be in the range of $1,100,000 to $1,300,000.

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

Components of the net periodic benefit cost of the Company’s pension benefit plans were as follows:

	2013	2012	2011
Service cost	$3,028,863	$2,642,373	$2,141,306
Interest cost	2,840,622	2,868,528	2,949,672
Expected return on plan assets	(4,827,393)	(3,930,988)	(3,650,282)
Amortization of prior service cost	256,459	221,049	194,148
Amortization of the net loss	1,844,139	1,111,900	897,052
Net periodic benefit cost	$3,142,690	$2,912,862	$2,531,896

Assumptions used to determine net periodic benefit cost for the Company’s pension benefit plans for the fiscal year indicated were as follows:
	2013	2012	2011
Discount rate	3.90%	4.55%	5.35%
Expected return on plan assets	8.0%	8.0%	8.5%
Rate of compensation increase	3.25%	3.25%	4.25%

The Eastern Company

Notes to Consolidated Financial Statements (continued)

9. Retirement Benefit Plans (continued)

Components of the net periodic benefit cost of the Company’s postretirement benefit plan were as follows:

	2013	2012	2011
Service cost	$202,568	$173,613	$126,464
Interest cost	142,086	143,388	136,752
Expected return on plan assets	(73,920)	(46,255)	(52,920)
Amortization of prior service cost	(23,888)	(23,889)	(23,888)
Amortization of the net loss	(4,608)	(50,784)	(46,380)
Net periodic benefit cost	$242,238	$196,073	$140,028

Assumptions used to determine net periodic benefit cost for the Company’s postretirement plan for the fiscal year indicated were as follows:

	2013	2012	2011
Discount rate	3.90%	4.55%	5.35%
Expected return on plan assets	8.0%	8.0%	8.5%

As of December 28, 2013 and December 29, 2012, the status of the Company’s pension benefit plans and postretirement benefit plan was as follows:

	Pension Benefit		Postretirement Benefit
	2013	2012	2013	2012
Benefit obligation at beginning of year	$74,825,969	$64,709,379	$3,712,505	$3,069,155
Change due to availability of final actual assets and census data	—	—	—	151,397
Plan amendment	132,378	831,201	—	—
Service cost	3,028,863	2,642,373	202,568	173,613
Interest cost	2,840,622	2,868,528	142,086	143,388
Actuarial (gain)/loss	(7,187,997)	6,117,680	(498,446)	301,076
Benefits paid	(2,428,637)	(2,343,192)	(138,238)	(126,124)
Benefit obligation at end of year	$71,211,198	$74,825,969	$3,420,475	$3,712,505

	Pension Benefit		Postretirement Benefit
	2013	2012	2013	2012
Fair value of plan assets at beginning of year	$54,644,608	$48,897,760	$1,204,779	$1,215,998
Change due to availability of final actual assets and census data	—	—	12,577	(3,005)
Actual return on plan assets	4,880,381	4,311,348	73,920	46,255
Employer contributions	3,254,635	3,778,692	34,565	71,655
Benefits paid	(2,428,637)	(2,343,192)	(138,238)	(126,124)
Fair value of plan assets at end of year	$60,350,987	$54,644,608	$1,187,603	$1,204,779

	Pension Benefit		Postretirement Benefit
Funded Status	2013	2012	2013	2012
Net amount recognized in the balance sheet	$(10,860,211)	$(20,181,361)	$(2,232,872)	$(2,507,726)

The Eastern Company

Notes to Consolidated Financial Statements (continued)

9. Retirement Benefit Plans (continued)

Amounts recognized in accumulated other comprehensive income consist of:
	Pension Benefit		Postretirement Benefit
	2013	2012	2013	2012
Net loss	$(19,261,651)	$(28,346,776)	$(115,052)	$(621,467)
Prior service (cost) credit	(813,855)	(937,936)	111,508	135,396
	$(20,075,506)	$(29,284,712)	$(3,544)	$(486,071)

Change in the components of accumulated other comprehensive income consist of:
	Pension Benefit		Postretirement Benefit
	2013	2012	2013	2012
Balance at beginning of period	$(29,284,712)	$(24,049,140)	$(486,071)	$44,080
Change due to availability of final actual assets and census data	—	—	12,577	(154,402)
Charged to net periodic benefit cost
Prior service cost	256,459	221,049	(23,888)	(23,889)
Net loss (gain)	1,844,139	1,111,900	(4,608)	(50,784)
Other changes
Liability (gains)/losses	7,108,608	(6,568,521)	498,446	(301,076)
Balance at end of period	$(20,075,506)	$(29,284,712)	$(3,544)	$(486,071)

In 2014, the net periodic pension benefit cost will include $944,130 of net loss and $218,585 of prior service cost and the net periodic postretirement benefit cost will include $0 of net gain and $24,000 of prior service credit.

Assumptions used to determine the projected benefit obligations for the Company’s pension benefit plans and postretirement benefit plan for the fiscal year indicated were as follows:
	2013	2012
Discount rate	4.80%	3.90%
Expected return on plan assets	8.0%	8.0%
Rate of compensation increase	3.25%	3.25%

In 2013 and 2012, the accumulated benefit obligation for all qualified and nonqualified defined benefit pension plans was $71,403,778 and $66,735,124, respectively.

Information for the under-funded pension plans with a projected benefit obligation and an accumulated benefit obligation in excess of plan assets:
	2013	2012
Number of plans	5*	6
Projected benefit obligation	$68,781,752	$74,825,969
Accumulated benefit obligation	68,974,332	66,735,124
Fair value of plan assets	57,850,937	54,644,608
Net amount recognized in accrued benefit liability	(10,930,815)	(20,181,361)

* Information relating to one of the Company’s pension plans is excluded from the above table as this plan was over-funded by approximately $70,000 at December 28, 2013.

Estimated future benefit payments to participants of the Company’s pension plans are $2.8 million in 2014, $2.9 million in 2015, $3.0 million in 2016, $3.1 million in 2017, $3.2 million in 2018 and a total of $19.1 million from 2019 through 2023.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

9. Retirement Benefit Plans (continued)

Estimated future benefit payments to participants of the Company’s postretirement plan are $164,000 in 2014, $172,000 in 2015, $184,000 in 2016, $193,000 in 2017, $202,000 in 2018 and a total of $1,186,000 from 2019 through 2023.

The Company expects to make cash contributions to its qualified pension plans of approximately $2.5 million and to its postretirement plan of approximately $63,000 in 2014.

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

The fair values of the company’s pension plans assets at December 28, 2013 and December 29, 2012, utilizing the fair value hierarchy discussed in Note 2, follow:
	December 28, 2013
	Level 1	Level 2	Level 3	Total
Cash and Equivalents:
Common/collective trust funds	$—	$204,874	$—	$204,874
Equities:
The Eastern Company Common Stock	3,082,494	—	—	3,082,494
Common/collective trust funds
U.S. Large Cap (a)	—	6,643,640	—	6,643,640
U.S. Small Cap (b)	—	4,485,040	—	4,485,040
Concentrated Equity (c)	—	5,578,600	—	5,578,600
International Large Cap with Active Currency (d)	—	7,788,246	—	7,788,246
Emerging Market (e)	—	3,231,355	—	3,231,355
Fixed Income:
Common/collective trust funds
Intermediate Bond (f)	—	15,817,474	—	15,817,474
Target Duration LDI Fixed Income Funds (g)
• 6 Year LDI Fund	—	211,661	—	211,661
• 8 Year LDI Fund	—	211,101	—	211,101
• 10 Year LDI Fund	—	316,556	—	316,556
• 12 Year LDI Fund	—	845,278	—	845,278
• 14 Year LDI Fund	—	1,108,960	—	1,108,960
• 16 Year LDI Fund	—	475,035	—	475,035
Long Duration Fixed Credit (h)	—	7,363,673	—	7,363,673
Insurance contracts	—	2,689,979	—	2,689,979
Total	$3,082,494	$56,971,472	$—	$60,053,966

The Eastern Company

Notes to Consolidated Financial Statements (continued)

9. Retirement Benefit Plans (continued)

	December 29, 2012
	Level 1	Level 2	Level 3	Total
Cash and Equivalents:
Common/collective trust funds	$—	$193,497	$—	$193,497
Equities:
The Eastern Company Common Stock	3,063,132	—	—	3,063,132
Common/collective trust funds
U.S. Large Cap	—	5,826,726	—	5,826,726
U.S. Small Cap	—	3,964,072	—	3,964,072
Concentrated Equity	—	4,899,023	—	4,899,023
International Large Cap with Active Currency	—	6,999,997	—	6,999,997
Emerging Market	—	3,017,350	—	3,017,350
Fixed Income:
Common/collective trust funds
Intermediate Bond	—	14,368,745	—	14,368,745
Target Duration LDI Fixed Income Funds			—
• 6 Year LDI Fund	—	215,604		215,604
• 8 Year LDI Fund	—	214,968		214,968
• 10 Year LDI Fund	—	306,535		306,535
• 12 Year LDI Fund	—	824,342		824,342
• 14 Year LDI Fund	—	1,087,074		1,087,074
• 16 Year LDI Fund	—	426,544		426,544
Long Duration Fixed Credit	—	6,684,999	—	6,684,999
Insurance contracts	—	2,552,000	—	2,552,000
Total	$3,063,132	$51,581,476	$—	$54,644,608

Equity common funds primarily hold publicly traded common stock of both U.S and international companies selected for purposes of total return and to maintain equity exposure consistent with policy allocations.  The level 1 investment is made up of shares of The Eastern Company Common Stock and is valued at market price.  Level 2 investments include commingled funds valued at unit values provided by the investment managers, which are based on the fair value of the underlying publicly traded securities.

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

(d)
The international fund with active currency has an investment objective of outperforming the Russell Development ex-U.S. Large Cap Index Net.  The fund is designed to provide the potential for long-term growth of capital by utilizing a diversified group of investment advisors that the Trustee’s manager’s research indicates will outperform over a full market cycle.  The investment advisors’ portfolios are combined to form a fund that emphasizes their strengths while minimizing unintended risk exposures.

(e)
The emerging market fund seeks to outperform the Russell Emerging Markets Index Net.  The fund is designed to provide the potential for long-term growth of capital by utilizing a diversified market group of investment advisors that the Trustee’s manager’s research indicates will outperform over a full market cycle.  The investment advisors’ portfolios are combined to form a fund that emphasizes their strengths while minimizing unintended risk exposures.

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

The plans’ assets include 193,624 shares of the common stock of the Company having a market value of $3,082,494 and $3,063,132 at December 28, 2013 and December 29, 2012, respectively. No shares were purchased or sold in 2013 or 2012.  Dividends received during 2013 and 2012 on the common stock of the Company were $81,322 and $96,812 respectively.

The fair values of the Company’s postretirement plan assets at December 28, 2013 and December 29, 2012, utilizing the fair value hierarchy discussed in Note 2, follow:
	December 28, 2013
	Level 1	Level 2	Level 3	Total
Fixed Income:
Insurance contracts	$—	$—	$1,187,603	$1,187,603
Total	$—	$—	$1,187,603	$1,187,603

	December 29, 2012
	Level 1	Level 2	Level 3	Total
Fixed Income:
Insurance contracts	$—	$—	$1,204,779	$1,204,779
Total	$—	$—	$1,204,779	$1,204,779

The level 3 asset consists of an insurance contract with The Prudential Life Insurance Company of America.  It is designed to provide life insurance benefits for eligible retirees of the Company.  The contract is valued annually by the insurance company, based on activity in the account.  An analysis of the Level 3 asset of the Company’s postretirement plan is as follows:

	2013	2012
Fair value of Level 3 assets at beginning of year	$1,204,779	$1,215,998
Change due to availability of final actual assets and census data	12,577	(3,005)
Actual return on plan assets	73,920	46,255
Employer contributions	34,565	71,655
Benefits paid	(138,238)	(126,124)
Fair value of Level 3 assets at end of year	$1,187,603	$1,204,779

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

A one-percentage-point change in assumed health care cost trend rates would have the following effects on the postretirement benefit plan:
	1-Percentage Point
	Increase	Decrease
Effect on total of service and interest cost components	$58,361	$(47,201)

Effect on postretirement benefit obligation	$514,000	$(423,068)

U.S. salaried employees and most employees of the Company’s Canadian subsidiaries are covered by defined contribution plans.

The Company has a contributory savings plan under Section 401(k) of the Internal Revenue Code covering substantially all U.S. non-union employees. The plan allows participants to make voluntary contributions of up to 100% of their annual compensation on a pretax basis, subject to IRS limitations. The plan provides for contributions by the Company at its discretion. The Company made contributions of $194,068 in 2013, $187,531 in 2012, and in 2011, $179,400.

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

One customer of the Metal Products segment, Jennmar Corporation, accounted for 11.5% of total sales in 2013.  No other customer exceeded 10% of total revenue in 2013, 2012 or 2011.

	2013	2012	2011
Revenue: Sales to unaffiliated customers:
Industrial Hardware	$60,367,209	$72,268,559	$66,119,119
Security Products	48,751,688	50,138,121	47,972,152
Metal Products	33,339,382	35,102,505	28,764,778
	$142,458,279	$157,509,185	$142,856,049

Inter-segment Revenue:
Industrial Hardware	$373,797	$270,911	$330,150
Security Products	2,558,127	2,914,667	2,751,060
Metal Products	11,540	—	127,138
	$2,943,464	$3,185,578	$3,208,348

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. Reportable Segments (continued)

	2013	2012	2011
Income Before Income Taxes:
Industrial Hardware	$4,797,254	$7,566,512	$4,912,341
Security Products	2,780,403	4,113,661	3,408,187
Metal Products	2,808,664	1,871,250	391,652
Operating Profit	10,386,321	13,551,423	8,712,180
Interest expense	(322,731)	(369,357)	(231,481)
Other income	50,305	42,452	26,230
	$10,113,895	$13,224,518	$8,506,929

Geographic Information:
Net Sales:
United States	$114,085,322	$120,604,363	$107,472,590
Foreign	28,372,957	36,904,822	35,383,459
	$142,458,279	$157,509,185	$142,856,049

Foreign sales are primarily to customers in North America.

Identifiable Assets:
United States	$96,289,200	$95,441,029	$86,844,921
Foreign	17,569,209	20,413,121	19,855,053
	$113,858,409	$115,854,150	$106,699,974

Industrial Hardware	$31,820,269	$34,425,594	$32,298,527
Security Products	43,582,088	41,857,156	42,149,711
Metal Products	19,282,393	18,281,619	16,814,255
	94,684,750	94,564,369	91,262,493
General corporate	19,173,659	21,289,781	15,437,481
	$113,858,409	$115,854,150	$106,699,974

Depreciation and Amortization:
Industrial Hardware	$2,085,618	$1,769,097	$1,768,975
Security Products	592,555	628,652	984,879
Metal Products	1,147,113	1,042,051	953,362
	$3,825,286	$3,439,800	$3,707,216

Capital Expenditures:
Industrial Hardware	$1,967,335	$1,552,147	$1,568,779
Security Products	469,669	260,692	331,619
Metal Products	3,002,556	2,337,104	1,477,222
	5,439,560	4,149,943	3,377,620
Currency translation adjustment	(245)	(2,730)	7,132
General corporate	84,427	69,757	9,974
	$5,523,742	$4,216,970	$3,394,726

The Eastern Company

Notes to Consolidated Financial Statements (continued)

11. Recent Accounting Pronouncements

In May 2011, the FASB issued authoritative guidance which clarifies the concepts related to highest and best use and valuation premise, blockage factors and other premiums and discounts, the fair value measurement of financial instruments held in a portfolio and of those instruments classified as a component of shareowners’ equity. The guidance includes enhanced disclosure requirements about recurring Level 3 fair value measurements, the use of non-financial assets, and the level in the fair value hierarchy of assets and liabilities not recorded at fair value.  This guidance became effective for the Company on January 1, 2012. This guidance did not have an impact on our consolidated financial statements or disclosures, as there are presently no recurring Level 3 fair value measurements.

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

In July 2013, the FASB issued authoritative guidance that requires an entity to net its liability for unrecognized tax positions against a net operating loss carryforward, a similar tax loss or a tax credit carryforward when settlement in this manner is available under the tax law.  The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2013. The Company adopted this guidance effective December 29, 2013 and it had no impact on the consolidated financial statements of the Company.

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

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk for the Company is its receivable accounts. The Company has established credit limits for customers and monitors their balances to mitigate its risk of loss. At December 28, 2013 and December 29, 2012, there were no significant concentrations of credit risk. No customer represented more than 10% of total accounts receivable at December 28, 2013 and December 29, 2012.  The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable.

Interest Rate Risk

As of December 28, 2013 the Company currently has a fixed rate of 4.98% and 3.90% on its term debt.  On December 28, 2013 the interest rate on the Company’s revolver was a variable rate based on LIBOR plus 2.25% with a floor of 3.5%.  As of January 23, 2014 the floor has been eliminated and the interest rate is LIBOR plus 2.25%.  See Note 4, Debt for additional details concerning the Loan Agreement.  As the revolver is short term in nature, the Company does not consider this as a material risk to the financial statements.

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

Fair Value Measurements

Assets and liabilities that require fair value measurement are recorded at fair value using market and income valuation approaches and considering the Company’s and counterparty’s credit risk. The Company uses the market approach and the income approach to value assets and liabilities as appropriate.  There were no assets or liabilities requiring fair value measurement on December 28, 2013.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

13. Selected Quarterly Financial Information (Unaudited)

Selected quarterly financial information (unaudited) follows:
			2013
	First	Second	Third	Fourth	Year
Net sales	$34,692,174	$39,247,980	$34,256,086	$34,262,039	$142,458,279
Gross margin	6,266,580	8,530,842	7,224,409	8,125,689	30,147,520
Selling and administrative expenses	4,681,296	5,223,185	4,767,505	5,089,213	19,761,199
Net income	1,005,248	2,174,294	1,798,783	1,923,596	6,901,921

Net income per share:
Basic	$.16	$.35	$.29	$.31	$1.11
Diluted	$.16	$.35	$.29	$.31	$1.11

Weighted average shares outstanding:
Basic	6,219,775	6,220,569	6,221,515	6,221,851	6,220,928
Diluted	6,236,842	6,238,025	6,238,074	6,238,089	6,237,758

			2012
	First	Second	Third	Fourth	Year
Net sales	$40,495,894	$41,559,589	$39,644,050	$35,809,652	$157,509,185
Gross margin	8,184,466	9,245,390	8,165,493	7,757,129	33,352,478
Selling and administrative expenses	5,015,052	5,101,156	4,830,971	4,853,876	19,801,055
Net (loss)/income	2,045,608	2,632,346	2,223,975	1,723,871	8,625,800

Net (loss)/income per share:
Basic	$.33	$.42	$.36	$.28	$1.39
Diluted	$.33	$.42	$.36	$.28	$1.38

Weighted average shares outstanding:
Basic	6,213,913	6,217,198	6,219,241	6,219,384	6,216,931
Diluted	6,231,739	6,231,335	6,234,727	6,237,709	6,233,375

Fiscal 2013 and 2012 consisted of four 13 week quarters totaling 52 weeks for each year.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
The Eastern Company
Naugatuck, Connecticut

We have audited the accompanying consolidated balance sheets of The Eastern Company (the Company) as of December 28, 2013 and December 29, 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 28, 2013. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 28, 2013 and December 29, 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 28, 2013 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2014 expressed an unqualified opinion.

/s/ Fiondella, Milone & LaSaracina LLP

Glastonbury, Connecticut
March 12, 2014

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended December 28, 2013, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 240.13a-15.  As defined in Exchange Act Rules 240.13a-15(e) and 240.15d-15(e), “the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based upon that evaluation, the CEO and CFO concluded that the Company’s current disclosure controls and procedures were effective as of the December 28, 2013 evaluation date.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 240.13a-15(f) and 240.15d-15(f). Under the supervision and with the participation of our management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 28, 2013.

The independent registered public accounting firm of the Company has issued a report on its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 28, 2013. Their report is included below in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
The Eastern Company
Naugatuck, Connecticut

We have audited The Eastern Company’s (the Company) internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows of the Company, and our report dated March 12, 2014 expressed an unqualified opinion.

/s/ Fiondella, Milone & LaSaracina LLP

Glastonbury, Connecticut
March 12, 2014

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Registrant’s definitive proxy statement (“Proxy Statement”) for the 2014 Annual Meeting of Shareholders which is incorporated herein by reference will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 28, 2013.

The information concerning directors is incorporated herein by reference to our Proxy Statement under the captions “Item No. 1 – Election of Directors” and “Director Compensation in Fiscal 2013”.

The information concerning our executive officers is incorporated herein by reference to our Proxy Statement under the captions “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Compensation Committee Interlocks and Insider Participation”, “Executive Compensation”, “Stock Options”, “Options Exercised in Fiscal 2013”, “Outstanding Equity Awards at Fiscal 2013 Year-End”, and “Termination of Employment and Change in Control Arrangements”. The Registrant’s only Named Executive Officers are Leonard F. Leganza, Chairman, President and Chief Executive Officer, and John L. Sullivan III, Vice President and Chief Financial Officer.

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

Information concerning director and executive compensation is incorporated herein by reference to portions of the Company’s Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 28, 2013, under the captions “Director Compensation in Fiscal 2013”, “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Compensation Committee Interlocks and Insider Participation”, “Executive Compensation”, “Stock Options”, “Options Exercised in Fiscal 2013”, “Outstanding Equity Awards at Fiscal 2013 Year-End”, “Termination of Employment and Change in Control Arrangements”, and “Risk Assessment of Compensation Policies and Practices”. The Compensation Committee of the Board of Directors operates under the Compensation Committee Charter, which can be found on the Company’s website at http://www.easterncompany.com by clicking on Corporate Governance.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners and management:

(a)
Information concerning security ownership of certain beneficial owners is incorporated herein by reference to the Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 28, 2013, under the caption “Security Ownership of Certain Beneficial Shareholders”.

(b)
Information concerning security ownership of management is incorporated herein by reference to the Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 28, 2013, under the captions “Item No. 1 – Election of Directors”, “Security Ownership of Certain Beneficial Shareholders”, “Executive Compensation”, “Stock Options”, “Options Exercised in Fiscal 2013”, and “Outstanding Equity Awards at Fiscal 2013 Year-End”. See also the equity compensation plan information in Item 5 of this Annual Report on Form 10-K.

(c)	Changes in Control

None.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is incorporated herein by reference to our Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 28, 2013 under the caption “Policies and Procedures Concerning Related Persons Transactions”.

Information regarding director independence is incorporated herein by reference to our Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 28, 2013 under the captions “Item No.1 – Election of Directors” and “The Board of Directors and Committees”.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accountant fees and services is incorporated herein by reference to our Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 28, 2013 under the caption “Item No. 3 – Ratification of Appointment of Independent Registered Public Accounting Firm”.

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)                Documents filed as part of this report:

(1)	Financial statements
Consolidated Balance Sheets – December 28, 2013 and December 29, 2012                                                28.

Consolidated Statements of Income — Fiscal years ended December 28, 2013,
December 29, 2012 and December 31, 2011	30.

Consolidated Statements of Comprehensive Income — Fiscal years ended
December 28, 2013, December 29, 2012 and December 31, 2011	30.

Consolidated Statements of Shareholders’ Equity — Fiscal years ended
December 28, 2013, December 29, 2012 and December 31, 2011	31.

Consolidated Statements of Cash Flows—Fiscal years ended December 28, 2013,
December 29, 2012 and December 31, 2011	33.

Notes to Consolidated Financial Statements                                                                                                     34.

Report of Independent Registered Public Accounting Firm                                                                           56.

(2)           Financial Statement Schedule
Schedule II — Valuation and qualifying accounts                                                                                         62.

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

Form 8-K filed on December 19, 2013 setting forth the amendment and restatement of the Employment Agreement dated February 22, 2005 with Leonard F. Leganza is incorporated herein by reference.

Form 8-K filed on February 6, 2014 setting forth the press release reporting the Company’s earnings for the quarter and fiscal year ended December 28, 2013 is incorporated herein by reference.

Form 8-K filed on February 6, 2014 setting forth the 2014 Executive Incentive Program is incorporated herein by reference.

(c)	None.

The Eastern Company and Subsidiaries

Schedule II – Valuation and Qualifying accounts

COL. A	COL. B	COL. C		COL. D	COL. E
		ADDITIONS
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts-Describe	Deductions – Describe	Balance at End of Period
Fiscal year ended December 28, 2013: Deducted from asset accounts: Allowance for doubtful accounts	$487,000	$106,485		$183,485 (a)	$410,000

Fiscal year ended December 29, 2012: Deducted from asset accounts: Allowance for doubtful accounts	$423,000	$147,313		$83,313 (a)	$487,000

Fiscal year ended December 31, 2011: Deducted from asset accounts: Allowance for doubtful accounts	$519,000	$44,502		$140,502 (a)	$423,000

 (a) Uncollectible accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 12, 2014	THE EASTERN COMPANY

By /s/ John L. Sullivan III John L. Sullivan III Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Leonard F. Leganza Leonard F. Leganza Chairman, President and Chief Executive Officer	March 12, 2014

/s/ John L. Sullivan III John L. Sullivan III Vice President and Chief Financial Officer	March 12, 2014

/s/ Kenneth R. Sapack Kenneth R. Sapack Chief Accounting Officer	March 12, 2014

/s/ John W. Everets John W. Everets Director	March 12, 2014

/s/ Charles W. Henry Charles W. Henry Director	March 12, 2014

/s/ David C. Robinson David C. Robinson Director	March 12, 2014

/s/ Donald S. Tuttle III Donald S. Tuttle III Director	March 12, 2014

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

(e)
Employment Agreement dated February 22, 2005 with Leonard F. Leganza is incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 22, 2005, as amended by amendments incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 25, 2007, Current Report on Form 8-K dated December 14, 2007, Current Report on Form 8-K dated October 22, 2008, Current Report on Form 8-K dated October 22, 2009, Current Report on Form 8-K dated October 28, 2010, Current Report on Form 8-K dated July 27, 2011, Current Report on Form 8-K dated August 16, 2012 and Current Report on Form 8-K dated December 19, 2013.

(f)	The Eastern Company 2014 Executive Incentive Program is incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 6, 2014.

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

Canadian Commercial Vehicles Corporation, a private corporation organized under the laws of the Province of Nova Scotia, Canada.

Eastern Industrial Ltd., a private corporation organized under the laws of the Peoples Republic of China.

Dongguan Reeworld Security Products Ltd., a private corporation organized under the laws of the Peoples Republic of China.

World Lock Co. Ltd., a private corporation organized under the laws of Taiwan (The Republic of China).

Sesamee Mexicana, Subsidiary, a private corporation organized under the laws of Mexico.

World Security Industries Co. Ltd., a private corporation organized under the laws of Hong Kong.

(23)	Consents of independent registered public accounting firm attached hereto on pages 66.

(31)	Certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certifications pursuant to Rule 13a-14(b) and 18 USC 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Letter to our shareholders from the Annual Report 2013 is attached on page 70.

(101)
The following materials from The Eastern Company Annual Report on Form 10-K for the year ended December 28, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 28, 2013 and December 29, 2012, (ii) the Consolidated Statements of Income for the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011, (iii) the Consolidated Statements of Comprehensive Income for the fiscal years ended December 28, 2013, December 29, 2012, and December 31, 2011, (iv) the Consolidated Statements of Shareholders’ Equity for the years ended December 28, 2013, December 29, 2012, and December 31, 2011, (v) the Consolidated Statements of Cash Flows for the years ended December 28, 2013, December 29, 2012, and December 31, 2011, and (vi) the Notes to Consolidated Financial Statements.