Form 10-Q
period 2014-03-29
EASTERN CO
filed 2014-04-25
CIK 31107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 29, 2014

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding as of April 23, 2014
Common Stock, No par value	6,222,625

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	March 29, 2014	December 28, 2013
Current Assets
Cash and cash equivalents	$18,518,336	$19,988,361
Accounts receivable, less allowances: $436,000 - 2014; $410,000 - 2013	18,176,174	16,284,603
Inventories	30,266,053	30,657,612
Prepaid expenses and other assets	3,422,748	3,244,686
Deferred income taxes	818,662	818,662
Total Current Assets	71,201,973	70,993,924

Property, Plant and Equipment	62,136,945	61,849,854
Accumulated depreciation	(34,957,178)	(34,458,096)
	27,179,767	27,391,758

Goodwill	13,801,676	13,842,047
Trademarks	174,662	173,177
Patents, technology, and other intangibles net of accumulated amortization	1,431,749	1,457,503
	15,408,087	15,472,727
TOTAL ASSETS	$113,789,827	$113,858,409

LIABILITIES AND SHAREHOLDERS’ EQUITY	March 29, 2014	December 28, 2013
Current Liabilities
Accounts payable	$8,303,333	$7,302,368
Accrued compensation	1,564,979	3,007,169
Other accrued expenses	1,199,330	1,519,338
Current portion of long-term debt	1,785,714	1,785,714
Total Current Liabilities	12,853,356	13,614,589

Deferred income taxes	1,212,105	1,111,755
Other long-term liabilities	248,417	248,417
Long-term debt, less current portion	3,928,572	4,285,714
Accrued postretirement benefits	2,289,405	2,232,872
Accrued pension cost	11,109,383	10,860,211

Shareholders’ Equity
Voting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Nonvoting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Common Stock, no par value:
Authorized: 50,000,000 shares
Issued: 8,917,354 shares in 2014 and 8,916,897 shares in 2013	28,629,073	28,621,582
Treasury Stock: 2,694,729 shares in 2014 and 2013	(19,105,723)	(19,105,723)
Retained earnings	83,825,117	83,006,671

Accumulated other comprehensive income (loss):
Foreign currency translation	1,616,977	1,983,506
Unrecognized net pension and postretirement benefit costs, net of tax	(12,816,855)	(13,001,185)
Accumulated other comprehensive loss	(11,199,878)	(11,017,679)
Total Shareholders’ Equity	82,148,589	81,504,851
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$113,789,827	$113,858,409

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 29, 2014	March 30, 2013
Net sales	$35,849,126	$34,692,174
Cost of products sold	(28,335,720)	(28,425,594)
Gross margin	7,513,406	6,266,580

Selling and administrative expenses	(5,216,289)	(4,681,296)
Operating profit	2,297,117	1,585,284

Interest expense	(68,569)	(86,076)
Other income	7,283	8,588
Income before income taxes	2,235,831	1,507,796

Income taxes	732,946	502,548
Net income	$1,502,885	$1,005,248

Earnings per share:
Basic	$.24	$.16

Diluted	$.24	$.16

Cash dividends per share:	$.11	$.10

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 29, 2014	March 30, 2013
Net income	$1,502,885	$1,005,248
Other comprehensive (loss) income:
Change in foreign currency translation	(366,529)	(101,083)
Change in pension and postretirement benefit costs, net of taxes of: 2014 – $100,350 2013 – $146,916	184,330	269,042
Total other comprehensive (loss) income	(182,199)	167,959
Comprehensive income	$1,320,686	$1,173,207

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 29, 2014	March 30, 2013
Operating Activities
Net income	$1,502,885	$1,005,248
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	823,320	949,554
Loss on sale of equipment and other assets	85,623	3,815
Provision for doubtful accounts	27,374	24,158
Issuance of Common Stock for directors’ fees	7,490	4,614
Changes in operating assets and liabilities:
Accounts receivable	(1,993,182)	(77,541)
Inventories	299,770	(370,921)
Prepaid expenses and other	(176,412)	(307,029)
Prepaid pension cost	539,852	664,775
Recoverable taxes receivable	-	750,000
Other assets	(48,591)	(47,063)
Accounts payable	1,048,202	7,411
Accrued compensation	(1,640,177)	(2,037,828)
Other accrued expenses	(62,850)	136,841
Net cash provided by operating activities	413,304	706,034

Investing Activities
Purchases of property, plant and equipment	(690,041)	(1,256,623)
Net cash used in investing activities	(690,041)	(1,256,623)

Financing Activities
Principal payments on long-term debt	(357,142)	(357,143)
Dividends paid	(684,438)	(621,975)
Net cash used in financing activities	(1,041,580)	(979,118)

Effect of exchange rate changes on cash	(151,708)	(60,494)
Net change in cash and cash equivalents	(1,470,025)	(1,590,201)

Cash and cash equivalents at beginning of period	19,988,361	18,482,144
Cash and cash equivalents at end of period	$18,518,336	$16,891,943

See accompanying notes.

THE EASTERN COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 29, 2014

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. Refer to the Company’s consolidated financial statements and notes thereto included in its Form 10-K for the year ended December 28, 2013 for additional information.

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

The condensed consolidated balance sheet as of December 28, 2013 has been derived from the audited consolidated balance sheet at that date.

Note B – Earnings Per Share

The denominators used in the earnings per share computations follow:

	Three Months Ended
	March 29, 2014	March 30, 2013
Basic:
Weighted average shares outstanding	6,222,213	6,219,775

Diluted:
Weighted average shares outstanding	6,222,213	6,219,775
Dilutive stock options	16,936	17,067
Denominator for diluted earnings per share	6,239,149	6,236,842

Note C – Inventories

The components of inventories follow:

	March 29, 2014	December 28, 2013

Raw material and component parts	$ 8,141,568	$ 8,256,977
Work in process	4,872,835	4,925,001
Finished goods	17,251,650	17,475,634
	$ 30,266,053	$ 30,657,612

Note D – Segment Information

Segment financial information follows:

	Three Months Ended
	March 29, 2014	March 30, 2013
Revenues:
Sales to unaffiliated customers:
Industrial Hardware	$14,130,751	$15,216,089
Security Products	12,547,036	10,980,151
Metal Products	9,171,339	8,495,934
	$35,849,126	$34,692,174

Income before income taxes:
Industrial Hardware	$1,095,834	$603,987
Security Products	555,287	248,702
Metal Products	645,996	732,595
Operating Profit	2,297,117	1,585,284
Interest expense	(68,569)	(86,076)
Other income	7,283	8,588
Income before income taxes	$2,235,831	$1,507,796

Note E – Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that could impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued, but are not yet effective, that might have a material impact on the consolidated financial statements of the Company.

Note F – Debt

On January 29, 2010, the Company signed a secure Loan Agreement (the “Loan Agreement”) with People’s United Bank which included a $5,000,000 term portion (the “Original Term Loan”) and a $10,000,000 revolving credit portion.  On January 25, 2012, the Company amended the loan agreement by taking an additional $5,000,000 term loan (the “2012 Term Loan”).  Interest on the Original Term Loan portion of the Loan Agreement is fixed at 4.98%.  Interest on the 2012 Term Loan is fixed at 3.90%.  The interest rate on the revolving credit portion of the Loan Agreement varied based on the LIBOR rate or People’s Prime rate plus a margin spread of 2.25%, with a floor rate of 3.25% and a maturity date of January 31, 2014.  On January 23, 2014, the Company signed an amendment to its secured Loan Agreement with People’s United Bank (“People’s”) which extended the maturity date of the $10,000,000 revolver portion of the Loan Agreement to July 1, 2016 and changed the interest rate to LIBOR plus 2.25%, eliminating the floor previously in place.

The Company has loan covenants under the Loan Agreement which required the Company to maintain a fixed charge coverage ratio of at least 1.1 to 1, a leverage ratio of no more than 1.75 to 1, and minimum tangible net worth of $43 million as of the end of Fiscal 2010 increasing each year by 50% of consolidated net income.  This amount is approximately $52.8 million for Fiscal 2013.  As part of the amendment signed on January 23, 2014, the leverage ratio was eliminated and the minimum tangible net worth covenant was modified to a fixed $55 million, effective as of March 29, 2014.  In addition, the Company has restrictions on, among other things, new capital leases, purchases or redemptions of its capital stock, mergers and divestitures, and new borrowing.  The Company was in compliance with all covenants in 2013 and for the three month period ended March 29, 2014.

Note G – Goodwill

The following is a roll-forward of goodwill from year-end 2013 to the end of the first quarter 2014:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total

Beginning balance	$2,008,231	$11,833,816	$—	$13,842,047
Foreign exchange	(40,371)	—	—	(40,371)
Ending balance	$1,967,860	$11,833,816	$—	$13,801,676

Note H – Intangibles

Patents are recorded at cost and are amortized using the straight-line method over the lives of the patents. Technology and licenses are recorded at cost and are generally amortized on a straight-line basis over periods ranging from 5 to 17 years.  Trademarks are not amortized as their lives are deemed to be indefinite.

The gross carrying amount and accumulated amortization of amortizable intangible assets:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total	Weighted-Average Amortization Period (Years)
2014 Patents and developed technology
Gross Amount:	$2,569,067	$1,044,345	$--	$3,613,412	15.9
Accumulated Amortization:	1,662,516	519,147	--	2,181,663
Net March 29, 2014 per Balance Sheet	$906,551	$525,198	$--	$1,431,749

2013 Patents and developed technology
Gross Amount:	$2,595,931	$1,041,250	$--	$3,637,181	16.0
Accumulated Amortization:	1,676,440	503,238	--	2,179,678
Net December 28, 2013 per Balance Sheet	$919,491	$538,012	$--	$1,457,503

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

Significant disclosures relating to these benefit plans for the first quarter of fiscal 2014 and 2013 follow:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Service cost	$698,424	$752,032	$42,000	$50,642
Interest cost	829,299	710,059	40,250	35,522
Expected return on plan assets	(1,202,632)	(1,100,912)	(22,250)	(24,347)
Amortization of prior service cost	54,647	61,356	(6,000)	(5,972)
Amortization of the net loss	236,033	355,859	--	4,715
Net periodic benefit cost	$615,771	$778,394	$54,000	$60,560

The Company’s funding policy with respect to its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations.  In 2014, the Company expects to contribute $2.5 million into its pension plans and $63,000 into its postretirement plan. As of March 29, 2014, the Company has made contributions totaling approximately $0 into its pension plans and $4,000 to its postretirement plan and will make the remaining contributions as required during the remainder of the year.

The Company has a contributory savings plan under Section 401(k) of the Internal Revenue Code covering substantially all U.S. non-union employees. The plan allows participants to make voluntary contributions of up to 100% of their annual compensation on a pretax basis, subject to IRS limitations. The plan provides for contributions by the Company at its discretion. The Company made contributions of $52,491 and $51,351 in the first quarter of 2014 and 2013, respectively.

Note J – Stock Based Compensation and Stock Options

The Company has stock option plans for officers, other key employees, and non-employee directors. As of March 29, 2014 two plans have shares reserved for future issuance, the 1995 and 2010 plans.  Incentive stock options granted under the 1995 and 2010 plans must have exercise prices that are not less than 100% of the fair market value of the stock on the dates the options are granted. Restricted stock awards may also be granted to participants under the 2010 plan with restrictions determined by the Compensation Committee of the Company’s Board of Directors. Under the 1995 and 2010 plans, nonqualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Company’s Board of Directors. No options or restricted stock were granted in the first quarter of 2014 or 2013.

As of March 29, 2014, there were 500,000 shares available for future grant under the above noted 2010 plan and there were no shares available for grant under the 1995 plan.  As of March 29, 2014, there were 520,000 shares of common stock reserved under all option plans for future issuance.

	Three Months Ended March 29, 2014		Year Ended December 28, 2013
	Shares	Weighted - Average Exercise Price	Shares	Weighted - Average Exercise Price
Outstanding at beginning of period	20,000	$13.580	21,000	$13.580
Exercised	—	—	(1,000)	13.580
Outstanding at end of period	20,000	13.580	20,000	13.580

Options Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of March 29, 2014	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$13.58	20,000	0.7	13.580

At March 29, 2014, outstanding and exercisable options had an intrinsic value of $47,800.

Note K – Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2010 and non-U.S. income tax examinations by tax authorities prior to 2008.  During the third quarter of 2013, the Internal Revenue Service completed its examination of the tax returns for Fiscal Years 2010 and 2011. There were no changes to the Company’s financial statements as a result of this audit.

The total amount of unrecognized tax benefits could increase or decrease within the next twelve months for a number of reasons, including the closure of federal, state and foreign tax years by expiration of the statute of limitations and the recognition and measurement considerations under FASB Accounting Standards Codification (“ASC”) 740.  There have been no significant changes to the amount of unrecognized tax benefits during the three months ended March 29, 2014.  The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will not increase or decrease significantly over the next twelve months.

Note L - Financial Instruments and Fair Value Measurements

Financial Risk Management Objectives and Policies

The Company is exposed primarily to credit, interest rate and currency exchange rate risks which arise in the normal course of business.

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk for the Company is its receivable accounts with customers. The Company has established credit limits for customers and monitors their balances to mitigate the risk of loss. At March 29, 2014 and December 28, 2013, there were no significant concentrations of credit risk. No one customer represented more than 10% of the Company’s net trade receivables at March 29, 2014 or at December 28, 2013.  The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable.

Interest Rate Risk

On March 29, 2014, the Company has no exposure to the risk of changes in market interest rates as the interest rate on the outstanding debt is fixed at 4.98% and 3.90%.

Fair Value Measurements

Assets and liabilities that require fair value measurement are recorded at fair value using market and income valuation approaches and considering the Company’s and counterparty’s credit risk. The Company uses the market approach and the income approach to value assets and liabilities as appropriate. There are no assets or liabilities requiring fair value measurements on March 29, 2014 or December 28, 2013.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in the Company’s financial position and results of operations for the thirteen weeks ended March 29, 2014. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 28, 2013 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

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

Overview

Sales in the first quarter of 2014 decreased in the Industrial Hardware segment by 7% when compared to the first quarter of 2013 and sales increased compared to the prior year period in both the Security Products segment and the Metal Products segment by 14% and 8%, respectively, resulting in a 3% consolidated increase compared to the 2013 quarter.  Sales volume of existing products decreased in 2014 by less than 1% compared to the first quarter of 2013. The first quarter of 2014 was favorably effected by selective price increases to customers of less than 1% and the introduction of new products which increased sales by 3%.

For the three months ended March 29, 2014, gross margin as a percentage of sales was 21% compared to 18% in the comparable period of 2013.  This increase was primarily the result of increased sales volume causing higher utilization of the Company’s production capacity in the 2014 period.

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

Cash flow from operations in the first quarter of 2014 decreased compared to the same period in 2013. This decrease is primarily due to the timing differences in the collections of accounts receivable, payments of liabilities, and changes in inventories.  Cash on hand and cash flow from operations, along with the result of controlling discretionary expenditures, should be sufficient to enable the Company to meet all its existing obligations and continue its quarterly dividend payments.

A more detailed analysis of the Company’s results of operations and financial condition follows:

Results of Operations

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of operations as a percentage of net sales, by segment:

	Three Months Ended March 29, 2014
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	74.8%	78.8%	85.8%	79.0%
Gross margin	25.2%	21.2%	14.2%	21.0%

Selling and administrative expense	17.4%	16.8%	7.1%	14.6%
Operating profit	7.8%	4.4%	7.1%	6.4%

	Three Months Ended March 30, 2013
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	81.4%	80.4%	84.8%	81.9%
Gross margin	18.6%	19.6%	15.2%	18.1%

Selling and administrative expense	14.6%	17.3%	6.6%	13.5%
Operating profit	4.0%	2.3%	8.6%	4.6%

The following table shows the amount of change for the first quarter of 2014 compared to the first quarter of 2013 in sales, cost of products sold, gross margin, selling and administrative expenses and operating results, by segment (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$ (1,085)	$ 1,567	$ 675	$ 1,157

Volume	-11.8%	12.6%	3.1%	-0.4%
Prices	0.1%	0.4%	0.0%	0.2%
New products	4.6%	1.3%	4.8%	3.5%
	-7.1%	14.3%	7.9%	3.3%

Cost of products sold	$ (1,820)	$ 1,064	$ 665	$ (91)
	-14.7%	12.1%	9.2%	-0.3%

Gross margin	$ 735	$ 503	$ 10	$ 1,248
	26.0%	23.4%	0.8%	19.9%

Selling and administrative expenses	$ 243	$ 196	$ 97	$ 536
	10.9%	10.3%	17.5%	11.5%

Operating profit	$ 492	$ 307	$ (87)	$ 712
	81.4%	123.3%	-11.8%	44.9%

Industrial Hardware Segment

Net sales in the Industrial Hardware segment were down 7% in the first quarter of 2014 compared to the prior year quarter. The lower sales in the first quarter of 2014 reflected a decrease in sales of existing products, primarily lightweight composite panels which were used in the fracking industry, as well as lower sales to our distributers and military markets in the first quarter of 2014 compared to the prior year quarter.  The decrease in sales of the lightweight composite panels for the fracking tank was the result of a customer exiting the fracking business.  The overall decrease in sales was offset by an increase in sales to several of the markets we sell into, including: the Class 8 truck, truck accessory, off-highway, bus, and trailer markets in 2014 compared to the same period in 2013, selective price increases to customers and the introduction of new products.  All of the new products were developed internally and included a rotary lock, a cab handle and paddle, a rotary and lever arm, a lever assembly, a striker pin and luggage latch for the Class 8 truck market; a rotary, a mini rotary and a gate lock for the off-highway market; a trigger latch for the bus market; a 3 point compression latch, a stainless steel catch, a trigger latch and a paddle assembly for the distribution market; a striker and rotary and a paddle rotary for the industrial market; as well as a variety of locking and latching products for the many markets we serve.

Cost of products sold for the Industrial Hardware segment decreased $1.8 million or 15% in the first quarter of 2014 compared to the first quarter of 2013.  The most significant factors resulting in changes in cost of products sold in the 2014 quarter compared to the 2013 quarter included:

▪ a decrease of $0.9 million or 12% in raw materials;
▪ a decrease of $0.4 million or 12% in costs for payroll and payroll related charges;
▪ an increase of $0.3 million or 384% in miscellaneous income;
▪ a decrease of $0.1 million or 38% in costs for equipment rental;
▪ a decrease of $0.1 million or 27% for depreciation.

Gross margin as a percentage of net sales for the Industrial Hardware segment increased from 19% in the first quarter 2013 to 25% in the first quarter of 2014.  The increase in gross margin for the 2014 period reflects the mix of products produced and the changes in cost of products sold discussed above.

Selling and administrative expenses in the Industrial Hardware segment increased $0.2 million or 11% from 2013 to 2014.  The most significant factors resulting in changes in selling and administrative expenses in the Industrial Hardware segment in the first quarter of 2014 compared to the 2013 quarter was:

▪ an increase of $0.1 million or 7% in payroll and payroll related charges;
▪ and an increase of $0.1 million or 311% in advertising expenses.

Security Products Segment

Net sales in the Security Products segment increased 14% in the first quarter of 2014 compared to the first quarter of 2013.  The increase in sales in the first quarter of 2014 in the Security Products segment is primarily the result of increased sales volume of existing products across many of the markets we serve.  Selective price increases and the introduction of new products added to the sales increase.  Sales of new products included a flush mount handle for tonneau covers, a locking T-handle for truck caps and cable and stud locks for bicycle racks for the vehicular market and a custom brass padlock and a rekeyable padlock for the locksmith market.

Cost of products sold for the Security Products segment increased $1.1 million or 12% in 2014 as compared to the first quarter of 2013.  The most significant factors resulting in changes in cost of products sold in the first quarter of 2014 compared to 2013 quarter included:

▪ an increase of $0.3 million or 5% in raw materials;
▪ an increase of $0.3 million or 17% in payroll and payroll related charges;
▪ an increase of $0.2 million or 126% in costs for supplies and tools;
▪ and an increase of $0.2 million or 617% in freight and shipping costs.

Gross margin as a percentage of sales for the Security Products segment increased from 20% to 21% primarily due to the higher sales volume in 2014 compared to the same period in 2013.

Selling and administrative expenses in the Security Products segment increased $0.2 million or 10% in the first quarter of 2014 compared to the same period in 2013. The most significant factor resulting in changes in selling and administrative expenses in the Security Products segment in the first quarter of 2014 compared to the 2013 quarter was:

▪ an increase of $0.2 million or 13% in payroll and payroll related charges.

Metal Products Segment

Net sales in the Metal Products segment increased 8% in the first quarter of 2014 as compared to the prior year period. The higher sales in the first quarter of 2014 reflected an increase in sales of existing products and the introduction of new products.  Sales of mining products were up 5% in 2014 compared to the first quarter of 2013 and sales of contract castings increased 29% from the prior year levels. The increase in sales of mining products was driven by stronger demand in the first quarter of 2014 in the U.S. mining market compared to the prior year first quarter.  Mining sales benefited from the introduction of new mining products including a cable head, a shell and a small hole flange nut. The increase in sales of contract casting was primarily the result of sales of a new rail clamp product for a solar panel application.

Cost of products sold for the Metal Products segment increased $0.7 million or 9% in the first quarter of 2014 compared to the same period in 2013.  The most significant factors resulting in changes in cost of products sold in the first quarter of 2014 compared to the 2013 first quarter included:

▪	an increase of $0.2 million or 15% in raw materials;
▪	an increase of $0.2 million or 41% related to costs for maintenance and repairs;
▪	an increase of $0.2 million or 22% in costs for supplies and tools;
▪	and an increase of $0.1 million or 16% for utility costs.

Gross margin as a percentage of net sales decreased from 15% in the first quarter of 2013 to 14% for the 2014 quarter. The decrease is due to the mix of products produced and the cost increases noted above.

Selling and administrative expenses in the Metal Products segment increased $0.1 million or 18% in the first quarter of 2014 compared to the same period in 2013. The most significant factor resulting in changes in selling and administrative expenses in the Metal Products segment in the first quarter of 2014 compared to the 2013 quarter was:

▪	an increase of $0.1 million or 16% in payroll and payroll related charges.

Other Items

Interest expense decreased 20% in the first quarter of 2014 compared to the prior year period due to the decreased level of debt.

Other income for both periods presented was not material to the financial statements.

Income taxes reflected the change in the operating results.  The effective tax rate in the first quarter of 2014 was 32.8% and was comparable to the 2013 effective rate which was 33.3%.

Liquidity and Sources of Capital

The Company generated $413,000 of cash from its operations during the first three months of 2014 compared to $706,000 during the same period in 2013.  The decrease in cash flows in the quarter was primarily the result of the associated timing differences in the collections of accounts receivable, payments of liabilities, and changes in inventories.  Cash flow from operations coupled with cash on hand at the beginning of the year was sufficient to fund capital expenditures, debt service, and dividend payments.

Additions to property, plant and equipment were $700,000 for the first three months of 2014 compared to $1.3 million for the same period in 2013.  Total capital expenditures for 2014 are expected to be approximately $5 million.  As of March 29, 2014, there is approximately $500,000 of outstanding commitments for these capital expenditures.

The following table shows key financial ratios at the end of each period:

	First Quarter 2014	First Quarter 2013	Year End 2013
Current ratio	5.5	5.6	5.2
Average days’ sales in accounts receivable	47	49	47
Inventory turnover	3.7	3.8	3.7
Total debt to shareholders’ equity	7.0%	9.9%	7.4%

The following table shows important liquidity measures as of the balance sheet date for each period below (in millions):
	First Quarter 2014	First Quarter 2013	Year End 2013
Cash and cash equivalents
- Held in the United States	$9.4	$9.2	$10.2
- Held by a foreign subsidiary	9.1	7.7	9.8
	18.5	16.9	20.0
Working capital	58.3	57.3	57.4
Net cash provided by operating activities	0.4	0.7	11.3
Change in working capital impact on net cash (used)/provided by operating activities	(2.0)	(1.3)	(0.2)
Net cash used in investing activities	(0.7)	(1.3)	(5.5)
Net cash (used in)/provided by financing activities	(1.0)	(1.0)	(4.0)

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

Total inventories remained fairly constant at $30.3 million on March 29, 2014 compared to $30.7 million at year end 2013 and $29.8 million at the end of the first quarter of 2013.  Accounts receivable was $18.2 million compared to $16.3 million at year end 2013 and $18.4 million at the end of the first quarter of fiscal 2013.  The increase from year end is related to higher revenues in the first three months of the current year.

Cash on hand, cash flow from operating activities and funds available under the revolving credit portion of the Company’s Loan Agreement are expected to be sufficient to cover future foreseeable working capital requirements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from what was reported in the 2013 Annual Report on Form 10-K.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of the end of the quarter ended March 29, 2014, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 240.13a-15.  As defined in Exchange Act Rules 240.13a-15(e) and 240.15d-15(e), “the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based upon that evaluation, the CEO and CFO concluded that the Company’s current disclosure controls and procedures were effective as of the March 29, 2014 evaluation date.

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

ITEM 1A – RISK FACTORS

There have been no material changes in risk factors from what was reported in the 2013 Annual Report on Form 10-K.

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

99(1)) The Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013 is incorporated herein by reference.

99(2)) Form 8-K filed on April 23, 2014 setting forth the press release reporting the Company’s earnings for the quarter ended March 29, 2014 is incorporated herein by reference.

99(3)) Form 8-K filed on April 24, 2014 setting forth the results of the vote at the annual meeting of shareholders of the Company which was held on April 23, 2014 is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE EASTERN COMPANY
(Registrant)
DATE: April 25, 2014	/s/Leonard F. Leganza
Leonard F. Leganza Chairman, President and Chief Executive Officer

DATE: April 25, 2014	/s/John L. Sullivan III
John L. Sullivan III Vice President and Chief Financial Officer