Form 10-Q
period 2014-06-28
EASTERN CO
filed 2014-07-25
CIK 31107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 28, 2014

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding as of July 23, 2014
Common Stock, No par value	6,223,094

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	June 28, 2014	December 28, 2013
Current Assets
Cash and cash equivalents	$19,377,313	$19,988,361
Accounts receivable, less allowances: $445,000 - 2014; $410,000 - 2013	18,346,692	16,284,603
Inventories	30,789,956	30,657,612
Prepaid expenses and other assets	2,869,741	3,244,686
Deferred income taxes	818,662	818,662
Total Current Assets	72,202,364	70,993,924

Property, Plant and Equipment	63,035,251	61,849,854
Accumulated depreciation	(35,676,329)	(34,458,096)
	27,358,922	27,391,758

Goodwill	13,844,522	13,842,047
Trademarks	174,662	173,177
Patents, technology, and other intangibles net of accumulated amortization	1,436,689	1,457,503
	15,455,873	15,472,727
TOTAL ASSETS	$115,017,159	$113,858,409

LIABILITIES AND SHAREHOLDERS’ EQUITY	June 28, 2014	December 28, 2013
Current Liabilities
Accounts payable	$8,445,171	$7,302,368
Accrued compensation	1,892,049	3,007,169
Other accrued expenses	900,789	1,519,338
Current portion of long-term debt	1,785,714	1,785,714
Total Current Liabilities	13,023,723	13,614,589

Deferred income taxes	1,312,473	1,111,755
Other long-term liabilities	248,417	248,417
Long-term debt, less current portion	3,571,429	4,285,714
Accrued postretirement benefits	2,339,272	2,232,872
Accrued pension cost	10,858,616	10,860,211

Shareholders’ Equity
Voting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Nonvoting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Common Stock, no par value:
Authorized: 50,000,000 shares
Issued: 8,917,354 shares in 2014 and 8,916,897 shares in 2013	28,636,577	28,621,582
Treasury Stock: 2,694,729 shares in 2014 and 2013	(19,105,723)	(19,105,723)
Retained earnings	84,834,131	83,006,671

Accumulated other comprehensive income (loss):
Foreign currency translation	1,930,734	1,983,506
Unrecognized net pension and postretirement benefit costs, net of tax	(12,632,490)	(13,001,185)
Accumulated other comprehensive loss	(10,701,756)	(11,017,679)
Total Shareholders’ Equity	83,663,229	81,504,851
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$115,017,159	$113,858,409

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months Ended		Three Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales	$70,628,899	$73,940,154	$34,779,773	$39,247,980
Cost of products sold	(55,339,189)	(59,142,732)	(27,003,469)	(30,717,138)
Gross margin	15,289,710	14,797,422	7,776,304	8,530,842

Selling and administrative expenses	(10,204,653)	(9,904,481)	(4,988,364)	(5,223,185)
Operating profit	5,085,057	4,892,941	2,787,940	3,307,657

Interest expense	(133,195)	(170,852)	(64,626)	(84,776)
Other income	23,966	28,459	16,683	19,871
Income before income taxes	4,975,828	4,750,548	2,739,997	3,242,752

Income taxes	1,779,440	1,571,006	1,046,494	1,068,458
Net income	$3,196,388	$3,179,542	$1,693,503	$2,174,294

Earnings per Share:
Basic	$.51	$.51	$.27	$.35

Diluted	$.51	$.51	$.27	$.35

Cash dividends per share:	$.22	$.20	$.11	$.10

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Six Months Ended		Three Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net income	$3,196,388	$3,179,542	$1,693,503	$2,174,294
Other comprehensive income/(loss):
Change in foreign currency translation	(52,772)	(536,862)	313,757	(435,779)
Change in pension and postretirement benefit costs, net of taxes of: 2014 – $200,718 and $100,368, respectively 2013 – $293,833 and $146,917, respectively	368,695	538,084	184,365	269,042
Total other comprehensive income/(loss)	315,923	1,222	498,122	(166,737)
Comprehensive income	$3,512,311	$3,180,764	$2,191,625	$2,007,557

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 28, 2014	June 29, 2013
Operating Activities
Net income	$3,196,388	$3,179,542
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,666,843	1,948,878
Loss on sale of equipment and other assets	84,785	11,394
Provision for doubtful accounts	51,330	40,410
Issuance of Common Stock for directors’ fees	14,994	11,253
Changes in operating assets and liabilities:
Accounts receivable	(2,096,292)	(1,301,746)
Inventories	(120,992)	(387,175)
Prepaid expenses and other	378,211	(224,680)
Prepaid pension cost	579,764	1,327,949
Recoverable taxes receivable	-	750,000
Other assets	(96,529)	(51,997)
Accounts payable	1,137,942	454,402
Accrued compensation	(1,356,886)	(1,397,640)
Other accrued expenses	(297,302)	165,827
Net cash provided by operating activities	3,142,256	4,526,417

Investing Activities
Purchases of property, plant and equipment	(1,608,421)	(2,714,190)
Net cash used in investing activities	(1,608,421)	(2,714,190)

Financing Activities
Principal payments on long-term debt	(714,285)	(714,286)
Proceeds from sales of Common Stock	-	13,580
Dividends paid	(1,368,927)	(1,244,076)
Net cash used in financing activities	(2,083,212)	(1,944,782)

Effect of exchange rate changes on cash	(61,671)	(182,601)
Net change in cash and cash equivalents	(611,048)	(315,156)

Cash and cash equivalents at beginning of period	19,988,361	18,482,144
Cash and cash equivalents at end of period	$19,377,313	$18,166,988

See accompanying notes.

THE EASTERN COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 28, 2014

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

The condensed consolidated balance sheet as of December 28, 2013 has been derived from the audited consolidated balance sheet at that date.

Note B – Earnings Per Share

The denominators used in the earnings per share computations follow:

	Six Months Ended		Three Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Basic:
Weighted average shares outstanding	6,222,444	6,220,171	6,222,676	6,220,569

Diluted:
Weighted average shares outstanding	6,222,444	6,220,171	6,222,676	6,220,569
Dilutive stock options	17,063	17,262	17,190	17,456
Denominator for diluted earnings per share	6,239,507	6,237,433	6,239,866	6,238,025

Note C – Inventories

The components of inventories follow:

	June 28, 2014	December 28, 2013

Raw material and component parts	$ 8,282,498	$ 8,256,977
Work in process	4,957,183	4,925,001
Finished goods	17,550,275	17,475,634
	$ 30,789,956	$ 30,657,612

Note D – Segment Information

Segment financial information follows:

	Six Months Ended		Three Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Revenues:
Sales to unaffiliated customers:
Industrial Hardware	$29,195,398	$31,615,564	$15,064,647	$16,399,474
Security Products	24,967,882	23,957,489	12,420,846	12,977,338
Metal Products	16,465,619	18,367,101	7,294,280	9,871,168
	$70,628,899	$73,940,154	$34,779,773	$39,247,980

Income before income taxes:
Industrial Hardware	$2,566,403	$2,063,104	$1,470,569	$1,459,117
Security Products	1,445,451	1,237,434	890,165	988,732
Metal Products	1,073,203	1,592,403	427,206	859,808
Operating Profit	5,085,057	4,892,941	2,787,940	3,307,657
Interest expense	(133,195)	(170,852)	(64,626)	(84,776)
Other income	23,966	28,459	16,683	19,871
	$4,975,828	$4,750,548	$2,739,997	$3,242,752

Note E – Recent Accounting Pronouncements

In April 2014, the FASB issued authoritative guidance which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. To qualify as a discontinued operation the standard requires a disposal to represent a strategic shift that has, or will have, a major effect on an entity's operations and financial results. The standard also expands the disclosures for discontinued operations and requires new disclosures related to individually material dispositions that do not qualify as discontinued operations. The guidance is effective for fiscal years beginning after December 15, 2014, with early adoption permitted.  The Company will adopt this guidance with its fiscal year effective January 4, 2015 and does not expect any impact on the consolidated financial statements of the Company.  This guidance will impact the reporting of any future dispositions.

In May 2014, the FASB issued authoritative guidance which impacts virtually all aspects of an entity's revenue recognition. The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted.  The Company has not determined the impact of the adoption of this guidance on the consolidated financial statements of the Company.

The Company has implemented all new accounting pronouncements that are in effect and that could impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued, but are not yet effective, that might have a material impact on the consolidated financial statements of the Company.

Note F – Debt

On January 29, 2010, the Company signed a secure Loan Agreement (the “Loan Agreement”) with People’s United Bank (“People’s”) which included a $5,000,000 term portion (the “Original Term Loan”) and a $10,000,000 revolving credit portion.  On January 25, 2012, the Company amended the loan agreement by taking an additional $5,000,000 term loan (the “2012 Term Loan”).  Interest on the Original Term Loan portion of the Loan Agreement is fixed at 4.98%.  Interest on the 2012 Term Loan is fixed at 3.90%.  The interest rate on the revolving credit portion of the Loan Agreement varied based on the LIBOR rate or People’s Prime rate plus a margin spread of 2.25%, with a floor rate of 3.25% and a maturity date of January 31, 2014.  On January 23, 2014, the Company signed an amendment to its secured Loan Agreement with People’s which extended the maturity date of the $10,000,000 revolver portion of the Loan Agreement to July 1, 2016 and changed the interest rate to LIBOR plus 2.25%, eliminating the floor previously in place.

The Company has loan covenants under the Loan Agreement which require the Company to maintain a fixed charge coverage ratio of at least 1.1 to 1, a leverage ratio of no more than 1.75 to 1, and minimum tangible net worth of $43 million as of the end of Fiscal 2010 increasing each year by 50% of consolidated net income.  This amount was approximately $52.8 million for Fiscal 2013.  As part of the amendment signed on January 23, 2014, the leverage ratio was eliminated and the minimum tangible net worth covenant was modified to a fixed $55 million, effective as of March 29, 2014.  In addition, the Company has restrictions on, among other things, new capital leases, purchases or redemptions of its capital stock, mergers and divestitures, and new borrowing.  The Company was in compliance with all covenants in 2013 and for the six month period ended June 28, 2014.

Note G – Goodwill

The following is a roll-forward of goodwill from year-end 2013 to the end of the second quarter 2014:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total

Beginning balance	$2,008,231	$11,833,816	$—	$13,842,047
Foreign exchange	2,475	—	—	2,475
Ending balance	$2,010,706	$11,833,816	$—	$13,844,522

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

The gross carrying amount and accumulated amortization of amortizable intangible assets:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total	Weighted-Average Amortization Period (Years)
2014 Patents and developed technology
Gross Amount:	$2,658,566	$1,051,805	$--	$3,710,371	15.8
Accumulated Amortization:	1,730,696	542,986	--	2,273,682
Net June 28, 2014 per Balance Sheet	$927,870	$508,819	$--	$1,436,689

2013 Patents and developed technology
Gross Amount:	$2,595,931	$1,041,250	$--	$3,637,181	16.0
Accumulated Amortization:	1,676,440	503,238	--	2,179,678
Net December 28, 2013 per Balance Sheet	$919,491	$538,012	$--	$1,457,503

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

Significant disclosures relating to these benefit plans for the second quarter and first six months of fiscal 2014 and 2013 follow:
	Pension Benefits
	Six Months Ended		Three Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Service cost	$1,396,848	$1,504,062	$698,424	$752,030
Interest cost	1,658,557	1,420,117	829,258	710,058
Expected return on plan assets	(2,405,262)	(2,201,824)	(1,202,630)	(1,100,912)
Amortization of prior service cost	109,293	122,715	54,646	61,359
Amortization of the net loss	472,065	711,716	236,032	355,857
Net periodic benefit cost	$1,231,501	$1,556,786	$615,730	$778,392

	Postretirement Benefits
	Six Months Ended		Three Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Service cost	$86,951	$101,284	$44,951	$50,642
Interest cost	78,741	71,043	38,491	35,521
Expected return on plan assets	(47,406)	(48,694)	(25,156)	(24,347)
Amortization of prior service cost	(11,945)	(11,944)	(5,945)	(5,972)
Amortization of the net loss	--	9,430	--	4,715
Net periodic benefit cost	$106,341	$121,119	$52,341	$60,559

The Company’s funding policy with respect to its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations.  In 2014, the Company expects to contribute $2.5 million into its pension plans and $63,000 into its postretirement plan. As of June 28, 2014, the Company has made contributions totaling approximately $635,000 into its pension plans and $13,000 to its postretirement plan and will make the remaining contributions as required during the remainder of the year.

The Company has a contributory savings plan under Section 401(k) of the Internal Revenue Code covering substantially all U.S. non-union employees. The plan allows participants to make voluntary contributions of up to 100% of their annual compensation on a pretax basis, subject to IRS limitations. The plan provides for contributions by the Company at its discretion. The Company made contributions of $50,964 and $103,455 in the second quarter and first six months of 2014, respectively and $49,385 and $100,736 in the second quarter and first six months of 2013, respectively.

Note J – Stock Based Compensation and Stock Options

The Company has stock option plans for officers, other key employees, and non-employee directors. As of June 28, 2014 two plans have shares reserved for future issuance, the 1995 and 2010 plans.  Incentive stock options granted under the 1995 and 2010 plans must have exercise prices that are not less than 100% of the fair market value of the stock on the dates the options are granted. Restricted stock awards may also be granted to participants under the 2010 plan with restrictions determined by the Compensation Committee of the Company’s Board of Directors. Under the 1995 and 2010 plans, nonqualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Company’s Board of Directors. No options or restricted stock were granted in the first six months of 2014 or 2013.

As of June 28, 2014, there were 500,000 shares available for future grant under the above noted 2010 plan and there were no shares available for grant under the 1995 plan.  As of June 28, 2014, there were 520,000 shares of common stock reserved under all option plans for future issuance.

	Six Months Ended June 28, 2014		Year Ended December 28, 2013
	Shares	Weighted - Average Exercise Price	Shares	Weighted - Average Exercise Price
Outstanding at beginning of period	20,000	$13.580	21,000	$13.580
Exercised	—	—	(1,000)	13.580
Outstanding at end of period	20,000	13.580	20,000	13.580

Options Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of June 28, 2014	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$13.58	20,000	0.5	$13.580

At June 28, 2014, outstanding and exercisable options had an intrinsic value of $38,200.

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

During the first six months of Fiscal 2014, the Company repatriated approximately $2.8 million in cash from its foreign subsidiaries.  The impact of this has been an increase in the effective tax rate by approximately 2.4%.

The total amount of unrecognized tax benefits could increase or decrease within the next twelve months for a number of reasons, including the closure of federal, state and foreign tax years by expiration of the statute of limitations and the recognition and measurement considerations under FASB Accounting Standards Codification (“ASC”) 740.  There have been no significant changes to the amount of unrecognized tax benefits during the six months ended June 28, 2014.  The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will not increase or decrease significantly over the next twelve months.

Note L - Financial Instruments and Fair Value Measurements

Financial Risk Management Objectives and Policies

The Company is exposed primarily to credit, interest rate and currency exchange rate risks which arise in the normal course of business.

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk for the Company is its receivable accounts with customers. The Company has established credit limits for customers and monitors their balances to mitigate the risk of loss. At June 28, 2014 and December 28, 2013, there were no significant concentrations of credit risk. No one customer represented more than 10% of the Company’s net trade receivables at June 28, 2014 or at December 28, 2013.  The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable.

Interest Rate Risk

On June 28, 2014, the Company has no exposure to the risk of changes in market interest rates as the interest rate on the outstanding debt is fixed at 4.98% and 3.90%.

Fair Value Measurements

Assets and liabilities that require fair value measurement are recorded at fair value using market and income valuation approaches and considering the Company’s and counterparty’s credit risk. The Company uses the market approach and the income approach to value assets and liabilities as appropriate. There are no assets or liabilities requiring fair value measurements on June 28, 2014 or December 28, 2013.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in the Company’s financial position and results of operations for the twenty-six weeks ended June 28, 2014. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 28, 2013 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

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

Recent Developments

On July 23, 2014, the Board of Directors of the Company voted to pay an additional one-time extra dividend of four cents ($0.04) per share along with the regular quarterly dividend payment of eleven cents ($0.11) per share in the third quarter of 2014.  The third quarter 2014 dividend payment will represent the 296th consecutive quarterly dividend.

Overview

Sales in the second quarter of 2014 decreased 11% compared to the second quarter of 2013, and was primarily the result of a 13% decrease in sales of existing products in the many diverse markets we serve.  The decrease was offset in part by selective price increases to customers and the introduction of new products which increased sales by 2%.  In the second quarter of 2014 Industrial Hardware sales decreased 8%, Security Products sales decreased 4% and Metal Products sales decreased 26% compared to the prior year period.

Gross margin as a percentage of sales for the three months ended June 28, 2014 was 22% which was comparable to the prior year period.

Sales in the first six months of 2014 decreased 5% compared to the prior year period, and was primarily the result of a 7% decrease in sales of existing products in several of the markets we serve. The decrease was offset in part by the introduction of new products which increased sales by 2%.  Compared to the prior year period, sales decreased in the first six months of 2014 by 8% in the Industrial Hardware segment and by 10% in the Metal Products segment, while sales increased by 4% in the Security Products segment.

Gross margin as a percentage of sales for the six months ended June 28, 2014 was 22% compared to 20% in the comparable period a year ago.  This increase was primarily the result of the mix of products produced and cost reductions relating to the lower sales volume.

Raw material prices have generally increased compared to the prior year periods.  The Company, through price increases, is recovering these additional costs from our customers, wherever possible.  The Company expects that raw material prices will continue to increase as worldwide economic conditions improve, which may have a negative impact on future operating margins if not recovered by price increases and productivity improvements.  Currently, there is no indication that the Company will be unable to obtain supplies of all the raw materials that it requires.

Cash flow from operations in the first six months of 2014 decreased compared to the same period in 2013. This decrease is primarily due to the timing differences in the collections of accounts receivable, payments of liabilities, and changes in inventories.  Cash on hand, cash flow from operations, along with the result of controlling discretionary expenditures, should enable the Company to meet all its existing obligations and continue its quarterly dividend payments.

A more detailed analysis of the Company’s results of operations and financial condition follows:

Results of Operations

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of operations as a percentage of net sales, by segment:

	Three Months Ended June 28, 2014
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	74.4%	76.3%	86.7%	77.7%
Gross margin	25.6%	23.7%	13.3%	22.3%

Selling and administrative expense	15.9%	16.5%	7.5%	14.3%
Operating profit	9.7%	7.2%	5.8%	8.0%

	Three Months Ended June 29, 2013
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	75.3%	77.1%	84.7%	78.3%
Gross margin	24.7%	22.9%	15.3%	21.7%

Selling and administrative expense	15.8%	15.3%	6.6%	13.3%
Operating profit	8.9%	7.6%	8.7%	8.4%

The following table shows the amount of change for the second quarter of 2014 compared to the second quarter of 2013 in sales, cost of products sold, gross margin, selling and administrative expenses and operating profit, by segment (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$ (1,335)	$ (556)	$(2,577)	$ (4,468)

Volume	-10.4%	-5.5%	-26.6%	-12.8%
Prices	-0.1%	0.0%	-0.3%	-0.2%
New products	2.4%	1.2%	0.8%	1.6%
	-8.1%	-4.3%	-26.1%	-11.4%

Cost of products sold	$ (1,147)	$ (523)	$(2,042)	$ (3,712)
	-9.3%	-5.2%	-24.4%	-12.1%

Gross margin	$ (188)	$ (33)	$ (535)	$ (756)
	-4.6%	-1.1%	-35.5%	-8.9%

Selling and administrative expenses	$ (199)	$ 66	$ (103)	$ (236)
	-7.7%	3.3%	-15.8%	-4.5%

Operating profit	$ 11	$ (99)	$ (432)	$ (520)
	0.8%	-10.0%	-50.3%	-15.7%

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of income as a percentage of net sales, by segment:

	Six Months Ended June 28, 2014
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	74.6%	77.6%	86.2%	78.4%
Gross margin	25.4%	22.4%	13.8%	21.6%

Selling and administrative expense	16.6%	16.6%	7.3%	14.4%
Operating profit	8.8%	5.8%	6.5%	7.2%

	Six Months Ended June 29, 2013
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	78.3%	78.6%	84.8%	80.0%
Gross margin	21.7%	21.4%	15.2%	20.0%

Selling and administrative expense	15.2%	16.2%	6.5%	13.4%
Operating profit	6.5%	5.2%	8.7%	6.6%

The following table shows the amount of change for the first six months of 2014 compared to the first six months of 2013 in sales, cost of products sold, gross margin, selling and administrative expenses and operating profit, by segment (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$ (2,420)	$ 1,010	$ (1,901)	$ (3,311)

Volume	-11.1%	2.8%	-12.9%	-7.0%
Prices	0.0%	0.2%	-0.2%	0.0%
New products	3.4%	1.2%	2.7%	2.5%
	-7.7%	4.2%	-10.4%	-4.5%

Cost of products sold	$ (2,966)	$ 540	$ (1,377)	$ (3,803)
	-12.0%	2.9%	-8.8%	-6.4%

Gross margin	$ 546	$ 470	$ (524)	$ 492
	8.0%	9.2%	-18.7%	3.3%

Selling and administrative expenses	$ 43	$ 262	$ (5)	$ 300
	0.9%	6.7%	-0.4%	3.0%

Operating profit	$ 503	$ 208	$ (519)	$ 192
	24.4%	16.8%	-32.6%	3.9%

Industrial Hardware Segment

Net sales in the Industrial Hardware segment were down 8% in both the second quarter and first half of 2014 compared to the prior year periods.  The decrease in sales in both the second quarter and first half of 2014 reflected a decrease in sales of existing products, primarily lightweight composite panels which were used in the fracking industry, as well as lower sales to our distributors and military markets in 2014 compared to the prior year periods.  The decrease in sales of the lightweight composite panels for the fracking tank was the result of a customer exiting the fracking business.  The overall decrease in sales in both the second quarter and first half of 2014 were offset by an increase in sales to several of the markets we sell into, including: the Class 8 truck, truck accessory, off-highway, bus, and trailer markets compared to the same period in 2013 and the introduction of new products. All of the new products were developed internally and included a cab handle and paddle, a rotary and lever arm, a lever assembly, a paddle lock, a striker pin and luggage latch for the Class 8 truck market; a rotary, a mini rotary and a gate lock for the off-highway market; a trigger latch for the bus market; a 3 point compression latch, a stainless steel catch, a trigger latch and a paddle assembly for the distribution market; a trigger latch and a paddle rotary for the industrial market; as well as a variety of locking and latching products for the many markets we serve.

Cost of products sold for the Industrial Hardware segment decreased $1.1 million or 9% in the second quarter and $3.0 million or 12% in the first half of 2014 compared to the same periods in 2013.

The most significant factors resulting in changes to the cost of products sold in the second quarter of 2014 compared to the 2013 second quarter included:

▪	an increase of $0.1 million or 2% in costs for payroll and payroll related charges;
▪	a decrease of $0.2 million or 35% in depreciation expense;
▪	and a decrease of $1.0 million or 13% in raw materials.

The most significant factors resulting in changes to the cost of products sold in the first half of 2014 compared to the 2013 first half included:

▪	an increase of $0.1 million or 105% in engineering expenses;
▪	a decrease of $2.2 million or 14% in raw materials;
▪	a decrease of $0.4 million or 6% in costs for payroll and payroll related charges;
▪	a decrease of $0.3 million or 31% in depreciation expense;
▪	a decrease of $0.1 million or 16% in freight and shipping expenses;
▪	and a decrease of $0.1 million or 44% in equipment rental.

Gross margin as a percentage of sales in the second quarter increased to 26% in 2014 from 25% in the prior year period and in the first half to 25% from 22% in the prior year period.  The increases in both the second quarter and first half of 2014 reflect the mix of products produced and the changes to cost of products sold discussed above.

Selling and administrative expenses in the Industrial Hardware segment decreased $0.2 million or 8% in the second quarter of 2014 as compared to the 2013 period.  Selling and administrative expenses were comparable for the first half of 2014 and 2013.

The most significant factor resulting in changes in selling and administrative expenses in the Industrial Hardware segment in the second quarter of 2014 compared to the 2013 second quarter included:

▪	a decrease of $0.2 million or 8% in costs for payroll and payroll related charges.

Security Products Segment

Net sales in the Security Products segment decreased 4% in the second quarter and increased 4% in the first half of 2014 compared to the 2013 periods.  The decrease in sales in the second quarter of 2014 was the result of lower sales volume of existing products primarily to the computer market.  The decrease was reduced primarily by increased sales to the commercial laundry market.  The increase in sales in the first half of 2014 was also the result of increased sales volume of existing products to the commercial laundry market.  Selective price increases and the introduction of new products benefited both the quarter and first half of 2014.  Sales of new products included a flush mount handle for tonneau covers, a locking T-handle for truck caps and cable and stud locks for bicycle racks for the vehicular market and a custom brass padlock, a rekeyable padlock for the locksmith market and a passive keyless entry system for the storage market.

Cost of products sold for the Security Products segment decreased $0.5 million or 5% in the second quarter and increased $0.5 million or 3% in the first half of 2014 compared to the same periods in 2013.

The most significant factors resulting in changes in cost of products sold in the second quarter of 2014 compared to the 2013 second quarter included:

▪	an increase of $0.3 million or 20% in costs for payroll and payroll related charges;
▪	an increase of $0.1 million or 230% in utility costs;
▪	an increase of $0.2 million or 117% in freight and shipping expenses;
▪	and a decrease of $1.1 million or 15% in raw materials.

The most significant factors resulting in changes in cost of products sold in the first half of 2014 compared to the 2013 first half included:

▪	an increase of $0.6 million or 18% in costs for payroll and payroll related charges;
▪	an increase of $0.4 million or 148% in freight and shipping expenses;
▪	an increase of $0.2 million or 39% in costs for supplies and tools;
▪	an increase of $0.1 million or 82% in utility costs;
▪	and a decrease of $0.8 million or 6% in raw materials.

Gross margin as a percentage of sales in the second quarter increased to 24% in 2014 from 23% in the prior year period and in the first half to 22% from 21% in the prior year period.  The increase in the second quarter of 2014 was the result of the mix of products produced. The increase in the first half of 2014 was the result of the mix of products produced and the increased sales volume compared to the 2013 period.

Selling and administrative expenses in the Security Products segment increased $0.1 million or 3% in the second quarter and $0.3 million or 7% in the first half of 2014 as compared to the 2013 periods.

The most significant factor resulting in changes in selling and administrative expenses in the Security Products segment in the second quarter of 2014 compared to the 2013 second quarter included:

▪	an increase of $0.1 million or 105% in other administrative costs.

The most significant factors resulting in changes in selling and administrative expenses in the Security Products segment in the first half of 2014 compared to the 2013 first half included:

▪	an increase of $0.1 million or 90% in other administrative costs;
▪	and an increase of $0.2 million or 7% in costs for payroll and payroll related charges.

Metal Products Segment

Net sales in the Metal Products segment decreased 26% in the second quarter and 10% in the first half of 2014 as compared to the prior year periods.  The lower sales in both the second quarter and first half were primarily the result of lower sales of existing products to the mining market. The decrease was partially offset by the introduction of new products.  New mining products included a cable head, a shell and a small hole flange nut.  Sales of mining products were down 33% in the second quarter and 16% in the first half of 2014 compared to the prior year periods.  The decrease in sales of mining products was the result of weaker demand in 2014 in both the U.S. and Canadian mining markets compared to the prior year periods.    Sales of contract castings increased 36% in the second quarter and 33% in the first half of 2014 from the prior year levels.  The increase in sales of contract castings was primarily the result of increased sales of existing products to the solar and vehicular markets.  Contract casting sales also benefited from the sales of a new rail clamp product for a solar panel application.

Cost of products sold for the Metal Products segment decreased $2.0 million or 24% in the second quarter and $1.4 million or 9% in the first half of 2014 compared to the same periods in 2013.

The most significant factors resulting in changes in cost of products sold in the second quarter of 2014 compared to the 2013 second quarter included:

▪	a decrease of $1.5 million or 62% in raw materials;
▪	and a decrease of $0.5 million or 16% in costs for payroll and payroll related charges.

The most significant factors resulting in changes in cost of products sold in the first half of 2014 compared to the 2013 first half included:

▪	an increase of $0.1 million or 11% related to costs for maintenance and repairs
▪	an increase of $0.1 million or 11% in utility costs;
▪	an increase of $0.2 million or 11% in costs for supplies and tools;
▪	a decrease of $1.3 million or 33% in raw materials;
▪	and a decrease of $0.5 million or 8% in costs for payroll and payroll related charges.

Gross margin as a percentage of net sales decreased from 15% to 13% in the second quarter and decreased from 15% to 14% in the first half of 2014 as compared to the 2013 periods. The decreases in both the second quarter and first half of 2014 are primarily due to the lower sales volume in 2014.

Selling and administrative expenses in the Metal Products segment decreased $0.1 million or 16% in the second quarter of 2014 compared to the prior year period. Selling and administrative expenses were comparable for the first half of 2014 and 2013.

The most significant factor resulting in changes in selling and administrative expenses in the Metal Products segment in the second quarter of 2014 compared to the 2013 second quarter included:

▪	a decrease of $0.1 million or 18% in costs for payroll and payroll related charges.

Other Items

Interest expense decreased 24% in the second quarter and 22% in the first six months of 2014 compared to the prior year period due to the decreased level of debt in 2014.

Other income was not material to the financial statements.

Income taxes reflected the change in the operating results.  The effective tax rates in the second quarter and first six months of 2014 were 38% and 36%, respectively, compared to 33% in both the 2013 periods.  The higher rates in 2014 also reflect taxes paid on the repatriation of approximately $2.8 million of cash from foreign subsidiaries.

Liquidity and Sources of Capital

The Company generated $3.1 million of cash from its operations during the first six months of 2014 compared to $4.5 million during the same period in 2013.  The decrease in cash flows in the quarter was primarily the result of the associated timing differences in the collections of accounts receivable, payments of liabilities, and changes in inventories.  Cash flow from operations coupled with cash on hand at the beginning of the year was sufficient to fund capital expenditures, debt service, and dividend payments.

Additions to property, plant and equipment were $1.6 million for the first six months of 2014 compared to $2.7 million for the same period in 2013.  Total capital expenditures for 2014 are expected to be approximately $3.5 million.  As of June 28, 2014, there is approximately $410,000 of outstanding commitments for these capital expenditures.

The following table shows key financial ratios at the end of each period:

	Second Quarter 2014	Second Quarter 2013	Year End 2013
Current ratio	5.5	5.4	5.2
Average days’ sales in accounts receivable	49	46	47
Inventory turnover	3.6	4.0	3.7
Total debt to shareholders’ equity	6.4%	9.2%	7.4%

The following table shows important liquidity measures as of the balance sheet date for each period below (in millions):
	Second Quarter 2014	Second Quarter 2013	Year End 2013
Cash and cash equivalents
- Held in the United States	$11.3	$9.8	$10.2
- Held by a foreign subsidiary	8.1	8.4	9.8
	19.4	18.2	20.0
Working capital	59.2	58.4	57.4
Net cash provided by operating activities	3.1	4.5	11.3
Change in working capital impact on net cash provided by operating activities	(1.9)	(0.7)	(0.2)
Net cash used in investing activities	(1.6)	(2.7)	(5.5)
Net cash used in financing activities	(2.1)	(1.9)	(4.0)

During the first six months of Fiscal 2014, the Company repatriated approximately $2.8 million in cash from its foreign subsidiaries.  The impact of this was an increase in the effective tax rate by approximately 2.4%.  U.S. income taxes have not been provided on the undistributed earnings of the Company’s foreign subsidiaries except where required under U.S. tax laws.  The Company would be required to accrue and pay United States income taxes to repatriate the funds held by foreign subsidiaries not otherwise provided. The Company intends to reinvest these earnings outside the United States indefinitely.

All cash held by foreign subsidiaries is readily convertible into other currencies, including the U.S. Dollar.

Total inventories remained fairly constant at $30.8 million on June 28, 2014 compared to $30.7 million at year end 2013 and $29.7 million at the end of the second quarter of 2013.  Accounts receivable was $18.3 million compared to $16.3 million at year end 2013 and $19.5 million at the end of the second quarter of fiscal 2013.  The increase from year end is related to a slower collection rate in the second quarter.  The Company does not expect this slow-down to result in any increase in bad debts.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of the end of the quarter ended June 28, 2014, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 240.13a-15.  As defined in Exchange Act Rules 240.13a-15(e) and 240.15d-15(e), “the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based upon that evaluation, the CEO and CFO concluded that the Company’s current disclosure controls and procedures were effective as of the June 28, 2014 evaluation date.

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

99(4)) Form 8-K filed on July 23, 2014 setting forth the press release reporting the Company’s earnings for the quarter ended June 28, 2014 is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE EASTERN COMPANY
(Registrant)
DATE: July 25, 2014	/s/Leonard F. Leganza
Leonard F. Leganza Chairman, President and Chief Executive Officer

DATE: July 25, 2014	/s/John L. Sullivan III
John L. Sullivan III Vice President and Chief Financial Officer