Form 10-Q
period 2014-09-27
EASTERN CO
filed 2014-10-24
CIK 31107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 27, 2014

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding as of October 22, 2014
Common Stock, No par value	6,223,577

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	September 27, 2014	December 28, 2013
Current Assets
Cash and cash equivalents	$21,198,789	$19,988,361
Accounts receivable, less allowances: $461,000 - 2014; $410,000 - 2013	18,541,198	16,284,603
Inventories	30,702,662	30,657,612
Prepaid expenses and other assets	3,179,641	3,244,686
Deferred income taxes	818,662	818,662
Total Current Assets	74,440,952	70,993,924

Property, Plant and Equipment	63,172,766	61,849,854
Accumulated depreciation	(36,002,525)	(34,458,096)
	27,170,241	27,391,758

Goodwill	13,791,518	13,842,047
Trademarks	174,662	173,177
Patents, technology, and other intangibles net of accumulated amortization	1,395,236	1,457,503
	15,361,416	15,472,727
TOTAL ASSETS	$116,972,609	$113,858,409

LIABILITIES AND SHAREHOLDERS’ EQUITY	September 27, 2014	December 28, 2013
Current Liabilities
Accounts payable	$8,589,710	$7,302,368
Accrued compensation	2,301,203	3,007,169
Other accrued expenses	1,290,712	1,519,338
Current portion of long-term debt	1,785,714	1,785,714
Total Current Liabilities	13,967,339	13,614,589

Deferred income taxes	1,412,833	1,111,755
Other long-term liabilities	248,417	248,417
Long-term debt, less current portion	3,214,286	4,285,714
Accrued postretirement benefits	2,367,640	2,232,872
Accrued pension cost	10,853,517	10,860,211

Shareholders’ Equity
Voting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Nonvoting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Common Stock, no par value:
Authorized: 50,000,000 shares
Issued: 8,918,306 shares in 2014 and 8,916,897 shares in 2013	28,644,073	28,621,582
Treasury Stock: 2,694,729 shares in 2014 and 2013	(19,105,723)	(19,105,723)
Retained earnings	86,332,484	83,006,671

Accumulated other comprehensive income (loss):
Foreign currency translation	1,485,885	1,983,506
Unrecognized net pension and postretirement benefit costs, net of tax	(12,448,142)	(13,001,185)
Accumulated other comprehensive loss	(10,962,257)	(11,017,679)
Total Shareholders’ Equity	84,908,577	81,504,851
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$116,972,609	$113,858,409

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net sales	$106,432,304	$108,196,240	$35,803,405	$34,256,086
Cost of products sold	(82,501,121)	(86,174,409)	(27,161,932)	(27,031,677)
Gross margin	23,931,183	22,021,831	8,641,473	7,224,409

Selling and administrative expenses	(15,097,253)	(14,671,986)	(4,892,600)	(4,767,505)
Operating profit	8,833,930	7,349,845	3,748,873	2,456,904

Interest expense	(193,875)	(249,481)	(60,680)	(78,629)
Other income	37,996	36,660	14,030	8,201
Income before income taxes	8,678,051	7,137,024	3,702,223	2,386,476

Income taxes	3,049,846	2,158,699	1,270,406	587,693
Net income	$5,628,205	$4,978,325	$2,431,817	$1,798,783

Earnings per Share:
Basic	$.90	$.80	$.39	$.29

Diluted	$.90	$.80	$.39	$.29

Cash dividends per share:	$.37 #	$.31	$.15 #	$.11

# - The Company paid an additional one-time dividend of $0.04 per share in the third quarter of 2014.

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net income	$5,628,205	$4,978,325	$2,431,817	$1,798,783
Other comprehensive income/(loss):
Change in foreign currency translation	(497,620)	(337,367)	(444,848)	199,495
Change in pension and postretirement benefit costs, net of taxes of: 2014 – $301,078 and $100,360, respectively 2013 – $442,866 and $149,033, respectively	553,043	811,003	184,348	272,919
Total other comprehensive income/(loss)	55,423	473,636	(260,500)	472,414
Comprehensive income	$5,683,628	$5,451,961	$2,171,317	$2,271,197

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 27, 2014	September 28, 2013
Operating Activities
Net income	$5,628,205	$4,978,325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,506,785	2,916,310
Loss on sale of equipment and other assets	105,511	28,065
Provision for doubtful accounts	71,229	76,201
Deferred income taxes	-	(1,959)
Issuance of Common Stock for directors’ fees	22,491	16,872
Changes in operating assets and liabilities:
Accounts receivable	(2,448,174)	(499,335)
Inventories	(207,873)	(1,092,971)
Prepaid expenses and other	56,064	201,459
Prepaid pension cost	865,344	1,842,832
Recoverable taxes receivable	-	1,158,632
Other assets	(141,478)	(59,685)
Accounts payable	1,357,742	655,352
Accrued compensation	(672,074)	(960,059)
Other accrued expenses	(130,173)	(1,366,903)
Net cash provided by operating activities	7,013,599	7,893,136

Investing Activities
Purchases of property, plant and equipment	(2,292,872)	(4,160,251)
Proceeds from sales of equipment and other assets	19,000	-
Net cash used in investing activities	(2,273,872)	(4,160,251)

Financing Activities
Principal payments on long-term debt	(1,071,428)	(1,071,429)
Proceeds from sales of Common Stock	-	13,580
Dividends paid	(2,302,391)	(1,928,439)
Net cash used in financing activities	(3,373,819)	(2,986,288)

Effect of exchange rate changes on cash	(155,480)	(147,996)
Net change in cash and cash equivalents	1,210,428	598,601

Cash and cash equivalents at beginning of period	19,988,361	18,482,144
Cash and cash equivalents at end of period	$21,198,789	$19,080,745

See accompanying notes.

THE EASTERN COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 27, 2014

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

The condensed consolidated balance sheet as of December 28, 2013 has been derived from the audited consolidated balance sheet at that date.

Note B – Earnings Per Share

The denominators used in the earnings per share computations follow:

	Nine Months Ended		Three Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Basic:
Weighted average shares outstanding	6,222,678	6,220,620	6,223,140	6,221,515

Diluted:
Weighted average shares outstanding	6,222,678	6,220,620	6,223,140	6,221,515
Dilutive stock options	17,127	17,027	17,256	16,559
Denominator for diluted earnings per share	6,239,805	6,237,647	6,240,396	6,238,074

Note C – Inventories

The components of inventories follow:

	September 27, 2014	December 28, 2013

Raw material and component parts	$ 8,259,016	$ 8,256,977
Work in process	4,943,129	4,925,001
Finished goods	17,500,517	17,475,634
	$ 30,702,662	$ 30,657,612

Note D – Segment Information

Segment financial information follows:

	Nine Months Ended		Three Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Revenues:
Sales to unaffiliated customers:
Industrial Hardware	$44,202,346	$46,682,686	$15,006,948	$15,067,122
Security Products	37,748,241	36,647,899	12,780,359	12,690,410
Metal Products	24,481,717	24,865,655	8,016,098	6,498,554
	$106,432,304	$108,196,240	$35,803,405	$34,256,086

Income before income taxes:
Industrial Hardware	$3,994,443	$3,507,935	$1,428,040	$1,444,830
Security Products	3,088,610	1,737,150	1,643,159	499,717
Metal Products	1,750,877	2,104,760	677,674	512,357
Operating Profit	8,833,930	7,349,845	3,748,873	2,456,904
Interest expense	(193,875)	(249,481)	(60,680)	(78,629)
Other income	37,996	36,660	14,030	8,201
	$8,678,051	$7,137,024	$3,702,223	$2,386,476

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

Note F – Debt

On January 29, 2010, the Company signed a secured Loan Agreement (the “Loan Agreement”) with People’s United Bank (“People’s”) which included a $5,000,000 term portion (the “Original Term Loan”) and a $10,000,000 revolving credit portion.  On January 25, 2012, the Company amended the loan agreement by taking an additional $5,000,000 term loan (the “2012 Term Loan”).  Interest on the Original Term Loan portion of the Loan Agreement is fixed at 4.98%.  Interest on the 2012 Term Loan is fixed at 3.90%.  The interest rate on the revolving credit portion of the Loan Agreement varied based on the LIBOR rate plus a margin spread of 2.25%, with a floor rate of 3.25% or People’s Prime rate and a maturity date of January 31, 2014.  On January 23, 2014, the Company signed an amendment to its secured Loan Agreement with People’s which extended the maturity date of the $10,000,000 revolver portion of the Loan Agreement to July 1, 2016 and changed the interest rate to LIBOR plus 2.25%, eliminating the floor previously in place, or People’s Prime rate.   The Company did not utilize the revolving credit facility during Fiscal 2013 or during the first nine months of Fiscal 2014.

The Company has loan covenants under the Loan Agreement which require the Company to maintain a fixed charge coverage ratio of at least 1.1 to 1, a leverage ratio of no more than 1.75 to 1, and minimum tangible net worth of $43 million as of the end of Fiscal 2010 increasing each year by 50% of consolidated net income.  This amount was approximately $52.8 million for Fiscal 2013.  As part of the amendment signed on January 23, 2014, the leverage ratio was eliminated and the minimum tangible net worth covenant was modified to a fixed $55 million, effective as of March 29, 2014.  In addition, the Company has restrictions on, among other things, new capital leases, purchases or redemptions of its capital stock, mergers and divestitures, and new borrowing.  The Company was in compliance with all covenants in 2013 and for the nine month period ended September 27, 2014.

Note G – Goodwill

The following is a roll-forward of goodwill from year-end 2013 to the end of the third quarter 2014:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total

Beginning balance	$2,008,231	$11,833,816	$—	$13,842,047
Foreign exchange	(50,529)	—	—	(50,529)
Ending balance	$1,957,702	$11,833,816	$—	$13,791,518

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

The gross carrying amount and accumulated amortization of amortizable intangible assets:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total	Weighted-Average Amortization Period (Years)
2014 Patents and developed technology
Gross Amount:	$2,582,456	$1,062,380	$--	$3,644,836	15.8
Accumulated Amortization:	1,690,710	558,890	--	2,249,600
Net September 27, 2014 per Balance Sheet	$891,746	$503,490	$--	$1,395,236

2013 Patents and developed technology
Gross Amount:	$2,595,931	$1,041,250	$--	$3,637,181	16.0
Accumulated Amortization:	1,676,440	503,238	--	2,179,678
Net December 28, 2013 per Balance Sheet	$919,491	$538,012	$--	$1,457,503

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

Significant disclosures relating to these benefit plans for the third quarter and first nine months of fiscal 2014 and 2013 follow:
	Pension Benefits
	Nine Months Ended		Three Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Service cost	$2,095,271	$2,259,723	$698,423	$755,661
Interest cost	2,487,835	2,130,467	829,278	710,350
Expected return on plan assets	(3,607,894)	(3,302,736)	(1,202,632)	(1,100,912)
Amortization of prior service cost	163,940	192,345	54,647	69,630
Amortization of the net loss	708,098	1,065,295	236,033	353,579
Net periodic benefit cost	$1,847,250	$2,345,094	$615,749	$788,308

	Postretirement Benefits
	Nine Months Ended		Three Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Service cost	$130,427	$151,926	$43,476	$50,642
Interest cost	118,112	106,565	39,371	35,522
Expected return on plan assets	(71,109)	(73,041)	(23,703)	(24,347)
Amortization of prior service cost	(17,917)	(17,916)	(5,972)	(5,972)
Amortization of the net loss	--	14,145	--	4,715
Net periodic benefit cost	$159,513	$181,679	$53,172	$60,560

The Company’s funding policy with respect to its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations.  In 2014, the Company expects to contribute $2.5 million into its pension plans and $63,000 into its postretirement plan. As of September 27, 2014, the Company has made contributions totaling approximately $970,000 into its pension plans and $43,000 to its postretirement plan and will make the remaining contributions as required during the remainder of the year.

The Company has a contributory savings plan under Section 401(k) of the Internal Revenue Code covering substantially all U.S. non-union employees. The plan allows participants to make voluntary contributions of up to 100% of their annual compensation on a pretax basis, subject to IRS limitations. The plan provides for contributions by the Company at its discretion. The Company made contributions of $49,975 and $153,431 in the third quarter and first nine months of 2014, respectively and $48,062 and $148,797 in the third quarter and first nine months of 2013, respectively.

Note J – Stock Based Compensation and Stock Options

The Company has stock option plans for officers, other key employees, and non-employee directors. As of September 27, 2014 two plans have shares reserved for future issuance, the 1995 and 2010 plans.  Incentive stock options granted under the 1995 and 2010 plans must have exercise prices that are not less than 100% of the fair market value of the stock on the dates the options are granted. Restricted stock awards may also be granted to participants under the 2010 plan with restrictions determined by the Compensation Committee of the Company’s Board of Directors. Under the 1995 and 2010 plans, nonqualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Company’s Board of Directors. No options or restricted stock were granted in the first nine months of 2014 or 2013.

As of September 27, 2014, there were 500,000 shares available for future grant under the above noted 2010 plan and there were no shares available for grant under the 1995 plan.  As of September 27, 2014, there were 520,000 shares of common stock reserved under all option plans for future issuance.

	Nine Months Ended September 27, 2014		Year Ended December 28, 2013
	Shares	Weighted - Average Exercise Price	Shares	Weighted - Average Exercise Price
Outstanding at beginning of period	20,000	$13.580	21,000	$13.580
Exercised	—	—	(1,000)	13.580
Outstanding at end of period	20,000	13.580	20,000	13.580

Options Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of September 27, 2014	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$13.58	20,000	0.2	$13.580

At September 27, 2014, outstanding and exercisable options had an intrinsic value of $38,000.

Note K – Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2011 and non-U.S. income tax examinations by tax authorities prior to 2008.  During the third quarter of 2013, the Internal Revenue Service completed its examination of the tax returns for Fiscal Years 2010 and 2011. There were no changes to the Company’s financial statements as a result of this audit.

During the first nine months of Fiscal 2014, the Company repatriated approximately $2.8 million in cash from its foreign subsidiaries.  The impact of this has been an increase in the effective tax rate by approximately 1.4%.

The total amount of unrecognized tax benefits could increase or decrease within the next twelve months for a number of reasons, including the closure of federal, state and foreign tax years by expiration of the statute of limitations and the recognition and measurement considerations under FASB Accounting Standards Codification (“ASC”) 740.  There have been no significant changes to the amount of unrecognized tax benefits during the three or nine month period ended September 27, 2014.  As a result of the expiration of the statute of limitations in various state jurisdictions, the Company recorded a net tax benefit of $18,850.  This net tax benefit resulted from the release of unrecognized tax benefits related to state income tax nexus issues and the associated accrued interest. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will not increase or decrease significantly over the next twelve months.

Note L - Financial Instruments and Fair Value Measurements

Financial Risk Management Objectives and Policies

The Company is exposed primarily to credit, interest rate and currency exchange rate risks which arise in the normal course of business.

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk for the Company is its receivable accounts with customers. The Company has established credit limits for customers and monitors their balances to mitigate the risk of loss. At September 27, 2014 and December 28, 2013, there were no significant concentrations of credit risk. No one customer represented more than 10% of the Company’s net trade receivables at September 27, 2014 or at December 28, 2013.  The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable.

Interest Rate Risk

On September 27, 2014, the Company has no exposure to the risk of changes in market interest rates as the interest rate on the outstanding debt is fixed at 4.98% and 3.90%.

Fair Value Measurements

Assets and liabilities that require fair value measurement are recorded at fair value using market and income valuation approaches and considering the Company’s and counterparty’s credit risk. The Company uses the market approach and the income approach to value assets and liabilities as appropriate. There are no assets or liabilities requiring fair value measurements on September 27, 2014 or December 28, 2013.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in the Company’s financial position and results of operations for the thirty-nine weeks ended September 27, 2014. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 28, 2013 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

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

Recent Developments

On July 23, 2014, the Board of Directors of the Company voted to pay an additional one-time extra dividend of four cents ($0.04) per share along with the regular quarterly dividend payment of eleven cents ($0.11) per share in the third quarter of 2014.  The third quarter 2014 dividend payment represented the 296th consecutive quarterly dividend.

Overview

Sales in the third quarter of 2014 increased 5% compared to the third quarter of 2013, which was the result of an increase of 3% in sales of existing products in many of the markets we serve and an increase of 2% from the introduction of new products. In the third quarter of 2014 Industrial Hardware sales were comparable to the prior year period, Metal Products sales increased 23% and Security Products sales increased 1% compared to the prior year period.

Gross margin as a percentage of sales for the three months ended September 27, 2014 was 24% compared to 21% in the comparable period a year ago.  The increase was the result of changes in cost of products sold, the mix of products produced and higher sales volume causing higher utilization of the Company’s production capacity in the 2014 period.

Sales in the first nine months of 2014 decreased 2% compared to the prior year period, which was primarily the result of a decrease of 4% in sales of existing products in many of the markets we serve. The decrease was offset in part by the introduction of new products which increased sales by 2%.  Sales decreased in the first nine months of 2014 by 5% in the Industrial Hardware segment and by 2% in the Metal Products segment, and increased by 3% in the Security Products segment compared to the prior year period.

Gross margin as a percentage of sales for the nine months ended September 27, 2014 was 23% compared to 20% in the comparable period a year ago.  This increase was the result of changes in cost of products sold and the mix of products produced.

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

Cash flow from operations in the first nine months of 2014 decreased compared to the same period in 2013. This decrease is primarily due to the timing differences in the collections of accounts receivable, payments of liabilities, and changes in inventories.  Cash on hand, cash flow from operations, along with the result of controlling discretionary expenditures, should enable the Company to meet all its existing obligations and continue its quarterly dividend payments.

A more detailed analysis of the Company’s results of operations and financial condition follows:

Results of Operations

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of operations as a percentage of net sales, by segment:

	Three Months Ended September 27, 2014
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	74.4%	71.8%	85.1%	75.9%
Gross margin	25.6%	28.2%	14.9%	24.1%

Selling and administrative expense	16.1%	15.3%	6.5%	13.6%
Operating profit	9.5%	12.9%	8.4%	10.5%

	Three Months Ended September 28, 2013
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	74.9%	81.0%	84.0%	78.9%
Gross margin	25.1%	19.0%	16.0%	21.1%

Selling and administrative expense	15.5%	15.0%	8.1%	13.9%
Operating profit	9.6%	4.0%	7.9%	7.2%

The following table shows the amount of change for the third quarter of 2014 compared to the third quarter of 2013 in sales, cost of products sold, gross margin, selling and administrative expenses and operating profit, by segment (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$ (60)	$ 90	$ 1,517	$ 1,547

Volume	-2.2%	-0.3%	21.4%	3.0%
Prices	-0.2%	0.4%	-0.3%	0.0%
New products	2.0%	0.6%	2.3%	1.5%
	-0.4%	0.7%	23.4%	4.5%

Cost of products sold	$ (121)	$ (1,108)	$ 1,359	$ 130
	-1.1%	-10.8%	24.9%	0.5%

Gross margin	$ 61	$ 1,198	$ 158	$ 1,417
	1.6%	49.7%	15.2%	19.6%

Selling and administrative expenses	$ 78	$ 54	$ (7)	$ 125
	3.3%	2.8%	-1.3%	2.6%

Operating profit	$ (17)	$ 1,144	$ 165	$ 1,292
	-1.2%	228.8%	32.3%	52.6%

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of income as a percentage of net sales, by segment:

	Nine Months Ended September 27, 2014
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	74.5%	75.6%	85.8%	77.5%
Gross margin	25.5%	24.4%	14.2%	22.5%

Selling and administrative expense	16.5%	16.2%	7.0%	14.2%
Operating profit	9.0%	8.2%	7.2%	8.3%

	Nine Months Ended September 28, 2013
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	77.2%	79.5%	84.6%	79.6%
Gross margin	22.8%	20.5%	15.4%	20.4%

Selling and administrative expense	15.3%	15.8%	7.0%	13.6%
Operating profit	7.5%	4.7%	8.4%	6.8%

The following table shows the amount of change for the first nine months of 2014 compared to the first nine months of 2013 in sales, cost of products sold, gross margin, selling and administrative expenses and operating profit, by segment (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$ (2,480)	$ 1,100	$ (384)	$ (1,764)

Volume	-8.2%	1.8%	-3.9%	-3.8%
Prices	-0.1%	0.2%	-0.2%	0.0%
New products	3.0%	1.0%	2.6%	2.2%
	-5.3%	3.0%	-1.5%	-1.6%

Cost of products sold	$ (3,088)	$ (567)	$ (18)	$ (3,673)
	-8.6%	-1.9%	-0.1%	-4.3%

Gross margin	$ 608	$ 1,667	$ (366)	$ 1,909
	5.7%	22.1%	-9.5%	8.7%

Selling and administrative expenses	$ 121	$ 316	$ (12)	$ 425
	1.7%	5.5%	-0.7%	2.9%

Operating profit	$ 487	$ 1,351	$ (354)	$ 1,484
	13.9%	77.8%	-16.8%	20.2%

Industrial Hardware Segment

Net sales in the Industrial Hardware segment were comparable in the third quarter of 2014 and 2013 and decreased 5% in the first nine months compared to the prior year period.  The decrease in sales in the first nine months of 2014 reflected a decrease in sales of existing products, primarily lightweight composite panels which were used in the fracking industry, as well as lower sales to our distributors and military markets in 2014 compared to the prior year periods.  The decrease in sales of the lightweight composite panels for the fracking tank was the result of a customer exiting the fracking business.  The overall decrease in sales in the first nine months of 2014 were offset by an increase in sales to several of the markets we sell into, including: the Class 8 truck, truck accessory, off-highway, bus, and industrial markets compared to the same period in 2013 and the introduction of new products. All of the new products were developed internally and included a cab handle and paddle, a rotary and lever arm, a lever assembly, a paddle lock, a striker pin, luggage latch and a trigger latch for the Class 8 truck market; a rotary, a mini rotary and a gate lock for the off-highway market; a trigger latch for the bus market; a 3 point compression latch, a stainless steel catch, a trigger latch, an ergonomic t-handle, and a paddle assembly for the distribution market; a striker and rotary, a rotary lock and a paddle rotary for the industrial market; as well as a variety of locking and latching products for the many markets we serve.

Cost of products sold for the Industrial Hardware segment decreased $0.1 million or 1% in the third quarter and $3.1 million or 9% in the first nine months of 2014 compared to the same periods in 2013.

The most significant factors resulting in changes in cost of products sold in the third quarter of 2014 compared to the 2013 third quarter included:

▪	an increase of $0.1 million or 101% in foreign currency exchange;
▪	an increase of $0.1 million or 48% in miscellaneous income;
▪	a decrease of $0.2 million or 33% in depreciation costs;
▪	and a decrease of $0.1 million or 3% in costs for payroll and payroll related charges.

The most significant factors resulting in changes in cost of products sold in the first nine months of 2014 compared to the 2013 period included:

▪	an increase of $0.1 million or 116% in foreign currency exchange;
▪	an increase of $0.1 million or 62% in engineering expense;
▪	an increase of $0.1 million or 7% in supplies and tools;
▪	a decrease of $2.2 million or 10% in raw materials;
▪	a decrease of $0.4 million or 32% in depreciation expense;
▪	a decrease of $0.4 million or 5% in costs for payroll and payroll related charges;
▪	a decrease of $0.2 million or 53% in miscellaneous income;
▪	a decrease of $0.1 million or 12% in other shipping expenses;
▪	and a decrease of $0.1 million or 17% in rent expense.

Gross margin as a percentage of sales in the third quarter increased to 26% in 2014 from 25% in the prior year period and increased in the first nine months to 26% from 23% in the prior year period.  The increases in gross margin for both the third quarter and first nine months of 2014 reflect the mix of products produced and the changes to cost of products sold discussed above.

Selling and administrative expenses in the Industrial Hardware segment increased $0.1 million or 3% in the third quarter and increased $0.1 million or 2% in the first nine months of 2014 as compared to the 2013 periods.

The most significant factor resulting in changes in selling and administrative expenses in the Industrial Hardware segment in the third quarter of 2014 compared to the 2013 third quarter included:

▪	an increase of $0.1 million or 7% in costs for payroll and payroll related charges.

The most significant factor resulting in changes in selling and administrative expenses in the Industrial Hardware segment in the first nine months of 2014 compared to the 2013 period included:

▪	an increase of $0.1 million or 1% in costs for payroll and payroll related charges.

Security Products Segment

Net sales in the Security Products segment increased 1% in the third quarter and 3% in the first nine months of 2014 compared to the 2013 periods.  The increase in sales in the third quarter of 2014 compared to the 2013 period was primarily the result of new lock products to the many markets we serve.  The increase in the first nine months of 2014 compared to the prior year period was the result of higher sales volume of existing products primarily to the commercial laundry market and the introduction of new lock products to the many markets we serve.  Sales of new products included a flush mount handle for tonneau covers, a locking T-handle for truck caps and cable and stud locks for bicycle racks for the vehicular market and a custom brass padlock, a rekeyable padlock for the locksmith market and a passive keyless entry system for the storage market.

Cost of products sold for the Security Products segment decreased $1.1 million or 11% in the third quarter and decreased $0.6 million or 2% in the first nine months of 2014 compared to the same periods in 2013.

The most significant factors resulting in changes in cost of products sold in the third quarter of 2014 compared to the 2013 third quarter included:

▪	an increase of $0.3 million or 18% in payroll and payroll related charges;
▪	an increase of $0.3 million or 1,354% in shipping expenses;
▪	an increase of $0.1 million or 27% in supplies and tools;
▪	an increase of $0.1 million or 115% in costs for fire and liability insurance;
▪	an increase of $0.1 million or 284% in miscellaneous taxes;
▪	a decrease of $0.6 million or 100% in severance costs for relocation of a facility in China which occurred in the 2013 period;
▪	and a decrease of $1.4 million or 20% in raw materials.

The most significant factors resulting in changes in cost of products sold in the first nine months of 2014 compared to the 2013 period included:

▪	an increase of $0.9 million or 18% in payroll and payroll related charges;
▪	an increase of $0.6 million or 672% in shipping expenses;
▪	an increase of $0.2 million or 35% in supplies and tools;
▪	an increase of $0.2 million or 392% in freight on sales;
▪	an increase of $0.1 million or 88% in costs for fire and liability insurance;
▪	an increase of $0.1 million or 1,606% for rental equipment;
▪	an increase of $0.1 million or 160% related to costs for maintenance and repairs;
▪	an increase of $0.1 million or 129% in miscellaneous taxes;
▪	a decrease of $0.1 million or 60% for tools and jigs;
▪	a decrease of $0.6 million or 100% in severance costs for relocation of a facility in China;
▪	and a decrease of $2.2 million or 11% in raw materials.

Gross margin as a percentage of sales in the third quarter increased to 28% in 2014 from 19% in the prior year period and in the first nine months to 24% from 21% in the prior year period.  The increases in both the third quarter and first nine months of 2014 reflect the mix of products produced and the changes in cost of products sold discussed above as well as the higher sales volume in the first nine months compared to the 2013 period.

Selling and administrative expenses in the Security Products segment increased $0.1 million or 3% in the third quarter and $0.3 million or 6% in the first nine months of 2014 as compared to the 2013 periods.

The most significant factor resulting in changes in selling and administrative expenses in the Security Products segment in the third quarter of 2014 compared to the 2013 third quarter included:

▪	an increase of $0.1 million or 5% in costs for payroll and payroll related charges.

The most significant factor resulting in changes in selling and administrative expenses in the Security Products segment in the first nine months of 2014 compared to the 2013 period included:

▪	an increase of $0.3 million or 6% in costs for payroll and payroll related charges.

Metal Products Segment

Net sales in the Metal Products segment increased 23% in the third quarter and decreased 2% in the first nine months of 2014 as compared to the prior year periods.  The increase in sales in the third quarter of 2014 compared to the prior year period was the result of higher sales of existing products to both the contract casting and mining markets and the introduction of new products. The decrease in sales in the first nine months of 2014 was primarily the result of lower sales of existing products to the mining market. The decrease in the first nine months of 2014 was reduced by the introduction of new products.  New mining products included a cable head, a shell and a small hole flange nut.  Sales of mining products were up 17% in the third quarter resulting from stronger demand in both the U.S. and Canadian mining markets compared to the 2013 period.  Sales were down 7% in the first nine months of 2014 compared to the prior year period, the result of weaker demand in the first half of 2014 in both the U.S. and Canadian mining markets.  Sales of contract castings increased 64% in the third quarter and 42% in the first nine months of 2014 from the prior year levels.  The increase in sales of contract castings was primarily the result of increased sales of existing products to the solar and vehicular markets.  Contract casting sales also benefited from the sales of a new rail clamp product for a solar panel application and nuts for the utility market.

Cost of products sold for the Metal Products segment increased $1.4 million or 25% in the third quarter of 2014 compared to the prior year period and were comparable in the first nine months of 2014 and 2013.

The most significant factors resulting in changes in cost of products sold in the third quarter of 2014 compared to the 2013 third quarter included:

▪	an increase of $1.9 million or 427% in raw materials;
▪	a decrease of $0.2 million or 35% related to costs for maintenance and repairs;
▪	and a decrease of $0.3 million or 11% in costs for payroll and payroll related charges.

The most significant factors resulting in changes in cost of products sold in the first nine months of 2014 compared to the 2013 period included:

▪	an increase of $0.7 million or 14% in raw materials;
▪	an increase of $0.1 million or 3% in supplies and tools;
▪	an increase of $0.1 million or 8% in utility costs;
▪	a decrease of $0.8 million or 9% in costs for payroll and payroll related charges;
▪	and a decrease of $0.1 million or 7% related to costs for maintenance and repairs.

Gross margin as a percentage of net sales decreased to 15% in the third quarter of 2014 from 16% in the prior year period and to 14% in the first nine months of 2014 from 15% in the 2013 period. The decreases in both the third quarter and first nine months of 2014 are due to the mix of products produced as well as the changes in cost of products sold discussed above.

Selling and administrative expenses in the Metal Products segment were comparable for the third quarter and first nine months of 2014 and 2013.

Other Items

Interest expense decreased 23% in the third quarter and 22% in the first nine months of 2014 compared to the prior year period due to the decreased level of debt in 2014.

Other income was not material to the financial statements.

Income taxes reflected the change in the operating results.  The effective tax rate in the third quarter was 34% compared to the prior year period of 25% and in the first nine months of 2014 was 35% compared to 30% in the 2013 period.  The higher rates in 2014 also reflect taxes paid on the repatriation of approximately $2.8 million of cash from foreign subsidiaries.

Liquidity and Sources of Capital

The Company generated $7.0 million of cash from its operations during the first nine months of 2014 compared to $7.9 million during the same period in 2013.  The decrease in cash flows in the quarter was primarily the result of the associated timing differences in the collections of accounts receivable, payments of liabilities, and changes in inventories.  Cash flow from operations coupled with cash on hand at the beginning of the year was sufficient to fund capital expenditures, debt service, and dividend payments.

Additions to property, plant and equipment were $2.3 million for the first nine months of 2014 compared to $4.2 million for the same period in 2013.  Total capital expenditures for 2014 are expected to be approximately $3 to $3.5 million.  As of September 27, 2014, there is approximately $725,000 of outstanding commitments for the remaining capital expenditures.

The following table shows key financial ratios at the end of each period:

	Third Quarter 2014	Third Quarter 2013	Year End 2013
Current ratio	5.3	5.5	5.2
Average days’ sales in accounts receivable	48	50	47
Inventory turnover	3.6	3.8	3.7
Total debt to shareholders’ equity	5.9%	8.6%	7.4%

The following table shows important liquidity measures as of the balance sheet date for each period below (in millions):
	Third Quarter 2014	Third Quarter 2013	Year End 2013
Cash and cash equivalents
- Held in the United States	$11.3	$8.5	$10.2
- Held by a foreign subsidiary	9.9	10.6	9.8
	21.2	19.1	20.0
Working capital	60.5	59.4	57.4
Net cash provided by operating activities	7.0	7.9	11.3
Change in working capital impact on net cash provided by operating activities	(1.3)	(0.1)	(0.2)
Net cash used in investing activities	(2.3)	(4.2)	(5.5)
Net cash used in financing activities	(3.4)	(3.0)	(4.0)

During the first nine months of Fiscal 2014, the Company repatriated approximately $2.8 million in cash from its foreign subsidiaries.  The impact of this was an increase in the effective tax rate by approximately 1.4%.  U.S. income taxes have not been provided on the undistributed earnings of the Company’s foreign subsidiaries except where required under U.S. tax laws.  The Company would be required to accrue and pay United States income taxes to repatriate the funds held by foreign subsidiaries not otherwise provided. The Company intends to reinvest these earnings outside the United States indefinitely.

All cash held by foreign subsidiaries is readily convertible into other currencies, including the U.S. Dollar.

Total inventories remained fairly constant at $30.7 million on September 27, 2014 compared to $30.7 million at year end 2013 and $30.4 million at the end of the third quarter of 2013.  Accounts receivable was $18.5 million compared to $16.3 million at year end 2013 and $18.7 million at the end of the third quarter of fiscal 2013.  The increase from year end is related to increased revenue in the current quarter as compared to the last quarter of Fiscal 2013.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of the end of the quarter ended September 27, 2014, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 240.13a-15.  As defined in Exchange Act Rules 240.13a-15(e) and 240.15d-15(e), “the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based upon that evaluation, the CEO and CFO concluded that the Company’s current disclosure controls and procedures were effective as of the September 27, 2014 evaluation date.

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

99(5)) Form 8-K filed on October 22, 2014 setting forth the press release reporting the Company’s earnings for the quarter ended September 27, 2014 is incorporated herein by reference.

99(6)) Form 8-K filed on October 23, 2014 setting forth the amendment of the Employment Agreement dated December 18, 2013 with Leonard F. Leganza is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE EASTERN COMPANY
(Registrant)
DATE: October 24, 2014	/s/Leonard F. Leganza
Leonard F. Leganza Chairman, President and Chief Executive Officer

DATE: October 24, 2014	/s/John L. Sullivan III
John L. Sullivan III Vice President and Chief Financial Officer