Form 10-K
period 2015-01-03
EASTERN CO
filed 2015-03-13
CIK 31107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the Fiscal Year ended January 3, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes [  ]  No [X]

As of June 28, 2014, the last day of registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $86,116,996 (based on the closing sales price of the registrant’s common stock on the last trading date prior to that date). Shares of the registrant’s common stock held by each officer and director and shares held in trust by the pension plans of the Company have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 2, 2015, 6,244,013 shares of the registrant’s common stock, no par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the annual proxy statement for the fiscal year ending January 3, 2015 (which will be filed within 120 days of that date) are incorporated by reference into Part III.

The Eastern Company
Form 10-K

FOR THE FISCAL YEAR ENDED JANUARY 3, 2015

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

The business of the Company is the manufacture and sale of industrial hardware, security products and metal products from six U.S. operations and seven wholly-owned foreign subsidiaries. The Company maintains thirteen physical locations.

RECENT DEVELOPMENTS

Effective December 15, 2014, the Company acquired the assets and business of Argo Transdata Corporation (“Argo”) located in Clinton, Connecticut, which was integrated into the Company’s Security Products segment.  Argo is a contract manufacturer of printed circuit board assemblies. Its products are sold to numerous OEM’s in industries such as measurement systems, industrial controls, medical and military markets.  The cost of the Argo acquisition was approximately $5,034,000, inclusive of transaction costs, plus a contingent earn-out of $282,914 based on revenue levels in each of the first two fiscal years following the closing and the assumption of $63,000 in current liabilities.

In November 2014, the Company established a new division, Composite Panel Technologies (“CPT”), located in Salisbury, North Carolina.  CPT is preparing for the production of lightweight composite panels to begin during the second quarter of 2015.  The primary product will be lightweight composite panels to supply sleeper cabs for a newly designed Class 8 truck. This location will enable us to expand our marketing and sales efforts of composite products throughout the Eastern U.S.A.

On September 15, 2014 the Company paid a one-time extra dividend of $0.04 per share in addition to its 296th regular consecutive quarterly dividend of $0.11 per share.

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

(c)  Narrative Description of Business

The Company operates in three business segments: Industrial Hardware, Security Products and Metal Products.

Industrial Hardware

The Industrial Hardware segment consists of Eberhard Manufacturing, Eberhard Hardware Manufacturing Ltd., Canadian Commercial Vehicles Corporation, Composite Panel Technologies, Eastern Industrial Ltd. and Sesamee Mexicana, S.A. de C.V. The units design, manufacture and market a diverse product line of industrial and vehicular hardware throughout North America. The segment’s locks, latches, hinges, handles, lightweight honeycomb composite structures and related hardware can be found on tractor-trailer trucks, moving vans, off-road construction and farming equipment, school buses, military vehicles and recreational boats. They are also used on pickup trucks, sport utility vehicles and fire and rescue vehicles. In addition, the segment manufactures a wide selection of fasteners and other closure devices used to secure access doors on various types of industrial equipment such as metal cabinets, machinery housings and electronic instruments. Eastern Industrial expands the range of offerings of this segment to include plastic injection molding.

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

Security Products

The Security Products segment, made up of Greenwald Industries, Argo Transdata, Illinois Lock Company/CCL Security Products, World Lock Company Ltd., Dongguan Reeworld Security Products Ltd. and World Security Industries Ltd., is a leading manufacturer of security products. This segment manufactures electronic and mechanical locking devices, both keyed and keyless, for the computer, electronics, vending and gaming industries. The segment also supplies its products to the luggage, furniture, laboratory equipment and commercial laundry industries. Greenwald manufactures and markets coin acceptors and other coin security products used primarily in the commercial laundry markets, as well as hardware and accessories for the appliance industry. In addition, the segment provides a new level of security for the access control, municipal parking and vending markets through the use of “smart card” technology.  Argo supplies printed circuit board assemblies to OEM’s in industries such as measurement systems, industrial controls, medical and military markets.

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

Although there has been strong demand for our mine roof support products in recent years, the Metal Products segment is actively developing new products to replace any softening in future sales volume of mining products that may result from the 2012 EPA clean air regulations or competitive pricing from natural gas that may impact demand for coal.

General

Raw materials and outside services were readily available from domestic sources for all of the Company’s segments during 2014 and are expected to be readily available in 2015 and the foreseeable future.  The Company also obtains materials from Asian affiliated and nonaffiliated sources. The Company has not experienced any significant problems obtaining material from its Asian sources in 2014 and does not expect any such problems in 2015.  In 2012, 2013 and 2014, the Company experienced price increases for many of the raw materials used in producing its products, including: scrap iron, zinc, brass and stainless steel.  The Company expects raw material prices to continue increasing as demand for raw materials increases as the world economy grows.  These raw material cost increases could negatively impact the Company’s gross margin if raw material prices increase too rapidly for the Company to recover those cost increases through either price increases to our customers or cost reductions in other areas of the businesses.

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

Customer lists for all business segments are broad-based geographically and by markets, and sales are generally not highly concentrated by customer.  One customer of the Metal Products segment, Jennmar Corporation, accounted for 10.5% of the Company’s consolidated sales in 2014 and 11.5% in 2013.  No other customer exceeded 10% of total consolidated sales in 2014, 2013 or 2012.

The dollar amount of the backlog of orders received by the Company believed to be firm as of the fiscal year end January 3, 2015 is $23,143,000, as compared to $21,494,000 at December 28, 2013.  The primary reasons for the increase from 2013 to 2014 was the timing of orders received from customers.

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

Research and development expenditures in 2014 were $1,080,000 and represented less than 1% of gross revenues.  In 2013 and 2012 they were $991,000 and $814,000, respectively.  The research costs are primarily attributable to the Greenwald Industries and Eberhard Mfg. divisions. Greenwald performs ongoing research, in both the mechanical and smart card product lines, which is necessary in order to remain competitive and to continue to provide technologically advanced smart card systems. Eberhard develops new products for the various markets they serve based on changing customer requirements to remain competitive. Other research projects include the development of various locks, and transportation and industrial hardware products.

The Company does not anticipate that compliance with federal, state or local environmental laws or regulations will have a material effect on the Company’s capital expenditures, earnings or competitive position.

The average number of employees in 2014 was 942.

(d) Financial Information about Geographic Areas

The Company includes six separate operating divisions located within the United States, two wholly-owned Canadian subsidiaries (one located in Tillsonburg, Ontario, Canada, and one in Kelowna, British Columbia, Canada), a wholly-owned Taiwanese subsidiary located in Taipei, Taiwan, a wholly-owned subsidiary in Hong Kong, two wholly-owned Chinese subsidiaries (one located in Shanghai, China, and one located in Dongguan, China) and a wholly-owned subsidiary in Lerma, Mexico.

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

(e) Available Information

The Company makes available, free of charge through its Internet website at http://www.easterncompany.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room, 100 F Street, N.E., Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. The Company’s reports filed with, or furnished to, the SEC are also available on the SEC’s website at www.sec.gov.

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

During 2015, none of the union contracts covering the workforce of the Company will expire.  The Company has been successful in negotiating new contracts over the years, but cannot guarantee that will continue. Failure to negotiate new union contracts could result in disruption of production, inability to deliver product or a number of unforeseen circumstances, any of which could have an unfavorable material impact on the Company’s results of operations or financial statements.

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

Although the Company is not dependent on any one customer, deterioration in several large customers at the same time could have an unfavorable material impact on the Company’s results of operations or financial statements.  No customers exceeded 10% of total accounts receivable for 2014, 2013 or 2012.

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

The Composite Panel Technologies Division (“CPT”) in Salisbury, North Carolina, leases 70,000 square feet of building space located in an industrial park. The building is made from brick and concrete, contains approximately 6,600 square feet of office space on one level and houses a modern paint booth for finishing our products. The building is protected by a water sprinkler fire suppression system and alarmed for fire and security. The current lease expires October 31, 2019 and is renewable.

The Eastern Industrial Ltd., a wholly-owned subsidiary in Shanghai, China, leases brick and concrete buildings containing approximately 47,500 square feet, located in both industrial and commercial areas. A two year lease was signed in 2014, which expires on April 30, 2016 and is renewable.

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

The Illinois Lock Company/CCL Security Products Division owns 2.5 acres of land and a building containing 44,000 square feet in Wheeling, Illinois. The building is brick and located in an industrial park.

The Argo Transdata Division leases approximately 17,000 square feet located in an industrial park in Clinton, CT.  The building is a two-story steel framed structure and is situated on 2.9 acres of land.  The current lease expires April 1, 2016 and is renewable for an additional 5 years.

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

The Company’s common stock is traded on the NASDAQ (ticker symbol EML). The approximate number of record holders of the Company common stock on January 3, 2015 was 412.

High and low stock prices and dividends for the last two years were:

	2014			2013
	Market Price				Market Price
Quarter	High	Low	Dividend	Quarter	High	Low	Dividend
First	$17.71	$15.35	$.11	First	$20.00	$14.91	$.10
Second	17.74	15.05	.11	Second	18.25	14.58	.10
Third	16.45	15.15	.15 #	Third	17.75	15.27	.11
Fourth	18.49	15.29	.11	Fourth	17.99	15.39	.11

# - The Company paid an additional one-time extra dividend of $0.04 in the third quarter of 2014.

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

The following table sets forth information regarding securities authorized for issuance under the Company’s equity compensation plans as of January 3, 2015, consisting of the Company’s 2010 plan.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	500,0001
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	500,000

1 Includes shares available for future issuance under the 2010 plan.

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

There were no issuer sales of any unregistered securities during fiscal years 2014, 2013 or 2012.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c ) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number that May Yet Be Purchased Under the Plans or Programs
September 28 – November 1, 2014	-	-	-	-
November 2 – November 29, 2014	7,001	$16.33	-	-
November 30, 2014 – January 3, 2015	1,937	$16.72	-	-
Total	8,938	$16.41	-	-

The figures shown in the table above are for shares purchased by The Salaried Employees’ Retirement Plan of The Eastern Company during the fourth quarter of 2014. The Company does not have any share repurchase plans or programs.

Stock Performance Graph

The following graph sets forth the Company’s cumulative total shareholder return based upon an initial $100 investment made on December 31, 2009 (i.e., stock appreciation plus dividends during the past five fiscal years) compared to the Wilshire 5000 Index and the S&P Industrial Machinery Index.

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

CUMULATIVE TOTAL RETURN
Based upon an initial investment of $100 on December 31, 2009 with dividends reinvested
$250
$200
$150
$100
$50
$0
Dec-09
Dec-10
Dec-11
Dec-12
Dec-13
Dec-14
The Eastern Company
Wilshire 5000
S&P Industrial Machinery

	Dec. 09	Dec. 10	Dec. 11	Dec. 12	Dec. 13	Dec. 14
The Eastern Company	$100	$138	$157	$128	$132	$146
Wilshire 5000	$100	$117	$118	$137	$183	$206
S&P Industrial Machinery	$100	$136	$123	$157	$229	$241

Copyright© 2014 Standard & Poor's, a division of The McGraw-Hill Companies Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm)

ITEM 6	SELECTED FINANCIAL DATA

		2014	2013	2012	2011	2010
	INCOME STATEMENT ITEMS (in thousands)
	Net sales	$ 140,825	$ 142,458	$ 157,509	$ 142,856	$ 130,130
	Cost of products sold	108,339	112,311	124,157	115,504	103,458
	Depreciation and amortization	3,486	3,825	3,440	3,707	3,943
	Interest expense	255	323	369	231	266
	Income before income taxes	11,529	10,114	13,225	8,507	8,248
	Income taxes	3,867	3,212	4,599	3,002	2,705
	Net income	7,661	6,902	8,626	5,505	5,543
	Dividends #	2,987	2,613	3,109	2,224	3,182

	BALANCE SHEET ITEMS (in thousands)
	Inventories	$ 34,402	$ 30,658	$ 29,385	$ 29,793	$ 28,190
	Working capital	57,845	57,379	56,920	48,681	48,262
	Property, plant and equipment, net	28,051	27,392	25,661	24,634	24,464
	Total assets	121,271	113,858	115,854	106,700	102,353
	Shareholders’ equity	74,975	81,505	71,582	69,158	70,044
	Capital expenditures	3,633	5,524	4,217	3,395	4,733
	Long-term obligations, less current portion	3,214	4,286	6,071	3,036	3,750

	PER SHARE DATA
	Net income per share
	Basic	$ 1.23	$ 1.11	$ 1.39	$ .89	$ .91
	Diluted	1.23	1.11	1.38	.89	.90
	Dividends #	.48	.42	.50	.36	.52
	Shareholders’ equity (Basic)	12.04	13.10	11.51	11.19	11.47

Average shares outstanding:	Basic	6,225,068	6,220,928	6,216,931	6,178,664	6,104,711
	Diluted	6,237,914	6,237,758	6,233,375	6,216,193	6,192,019

# - 2014 dividends include a one-time extra payment of $0.04 per share distributed on 9/15/2014.  2012 dividends include a one-time extra payment of $0.10 per share distributed on 12/14/2012.  2010 dividends include a one-time extra payment of $0.16 per share distributed on 12/15/2010.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

Net sales for 2014 decreased 1% to $140.8 million from $142.5 million in 2013.  Net income for 2014 increased 11% to $7.7 million, or $1.23 per diluted share, from $6.9 million, or $1.11 per diluted share in 2013.  Net sales in the Industrial Hardware segment decreased approximately 3% in 2014, reflecting a decrease in sales of existing products, primarily lightweight composite panels which were used in the fracking industry, as well as lower sales to our distributors and military markets in 2014 compared to the prior year periods.  The overall decrease in sales of Industrial Hardware products was reduced by an increase compared to the same period in 2013 in sales to several of the markets we sell into, including: the Class 8 truck, truck accessory, off-highway, bus, and industrial markets, as well as the introduction of new products.  Net sales in the Security Products segment increased approximately 1% in 2014, primarily the result of sales of new lock products to the many markets we serve.  The Metal Products segment net sales decreased approximately 2% in 2014, reflecting lower demand for existing products primarily in the U.S. mining market compared to the prior year period.

Fourth Quarter 2014 Compared to Fourth Quarter 2013

The following table shows, for the fourth quarter of 2014 and 2013, selected line items from the consolidated statements of income as a percentage of net sales, by segment.

	2014 Fourth Quarter
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	73.7%	72.6%	81.1%	75.1%
Gross margin	26.3%	27.4%	18.9%	24.9%
Selling and administrative expense	18.9%	19.1%	8.7%	16.5%
Operating profit	7.4%	8.3%	10.2%	8.4%

	2013 Fourth Quarter
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	73.6%	73.8%	84.1%	76.3%
Gross margin	26.4%	26.2%	15.9%	23.7%
Selling and administrative expense	17.0%	17.6%	7.6%	14.8%
Operating profit	9.4%	8.6%	8.3%	8.9%

The following table shows the amount of change from the fourth quarter of 2013 to the fourth quarter of 2014 in sales, cost of products sold, gross margin, selling and administrative expenses and operating profit, by segment (dollars in thousands).

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$779	$(470)	$(178)	$131
Volume	0.1%	-8.0%	-2.5%	-3.4%
Prices	-0.1%	1.0%	0.0%	0.3%
New Products	5.7%	3.1%	0.4%	3.5%
	5.7%	-3.9%	-2.1%	0.4%

Cost of products sold	$589	$(489)	$(398)	$(298)
	5.9%	-5.5%	-5.6%	-1.1%

Gross margin	$190	$19	$220	$429
	5.3%	0.6%	16.4%	5.3%

Selling and administrative expenses	$410	$92	$79	$581
	17.7%	4.4%	12.3%	11.4%

Operating profit	$(220)	$(73)	$141	$(152)
	-17.1%	-7.0%	20.1%	-5.0%

Net sales in the fourth quarter of 2014 increased less than 1% to $34.4 million from $34.3 million a year earlier.  The increase in sales in the fourth quarter from 2013 to 2014 is primarily attributable to higher sales of products in the Industrial Hardware segment to the distribution, service body, truck accessory, industrial and Class 8 truck markets, in the Security Products segment to the cash management and distribution markets and in the Metal Products segment to the railway, truck and utility markets in 2014 compared to 2013.  However, net sales in the fourth quarter of 2014 were unfavorably impacted by lower sales of products in the Industrial Hardware segment to the off-highway and military markets, in the Security Products segment to the commercial laundry market and in the Metal Products segment to the U.S. mining market in 2014 compared to 2013.

Cost of products sold in the fourth quarter decreased $0.3 million or 1% from 2013 to 2014.  The most significant factors resulting in changes in cost of products sold in the fourth quarter of 2014 compared to 2013 fourth quarter included:

▪	an increase of $0.5 million or 192% in utility costs;
▪	an increase of $0.5 million or 124% in shipping expenses;
▪	an increase of $0.3 million or 3% in costs for payroll and payroll related charges;
▪	an increase of $0.1 million or 40% in pattern costs;
▪	an increase of $0.1 million or 5% in costs for supplies and tools;
▪	a decrease of $0.7 million or 6% in raw materials;
▪	a decrease of $0.7 million or 100% in severance costs for relocation of a facility in China which occurred in the 2013 period;
▪	a decrease of $0.1 million or 15% in maintenance and repair expenses;
▪	a decrease of $0.1 million or 61% in property taxes;
▪	a decrease of $0.1 million or 180% in foreign exchange;
▪	and a decrease of $0.1 million or 548% in miscellaneous taxes.

Gross margin as a percentage of net sales for the fourth quarter of 2014 was 25% compared to 24% in the fourth quarter of 2013.  The increase is primarily the result of the changes in cost of products sold enumerated above, the mix of products produced and the introduction of new products.

Selling and administrative expenses for the fourth quarter of 2014 increased $0.6 million or 11% compared to the prior year quarter. The most significant factor resulting in changes in selling and administrative expenses in the fourth quarter of 2014 compared to 2013 fourth quarter was:

▪	an increase of $0.6 million or 18% in payroll and payroll related charges.

Net income for the fourth quarter of 2014 increased 6% to $2.0 million (or $.33 per diluted share) from $1.9 million (or $.31 per diluted share) a year earlier.

Authoritative Accounting Guidance

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

In April 2014, the FASB issued authoritative guidance which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. To qualify as a discontinued operation the standard requires a disposal to represent a strategic shift that has, or will have, a major effect on an entity's operations and financial results. The standard also expands the disclosures for discontinued operations and requires new disclosures related to individually material dispositions that do not qualify as discontinued operations. The guidance is effective for fiscal years beginning after December 15, 2014, with early adoption permitted.  The Company adopted this guidance with its fiscal year effective January 4, 2015 and does not expect any impact on the consolidated financial statements of the Company.  This guidance will impact the reporting of any future dispositions.

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

Goodwill and Other Intangible Assets

Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited. Goodwill and other intangible assets with indefinite useful lives are not amortized. During the third quarter of 2012 the Company elected to change its annual impairment testing of goodwill and trademarks from the second quarter of its fiscal year to the fourth quarter of its fiscal year.  The Company discussed this change in accounting principle with its Independent Registered Public Accounting Firm and attached their Preference Letter as an exhibit to the Form 10-Q for the quarter ending September 29, 2012.  The Company performed its most recent qualitative assessment as of the end of fiscal 2014 and determined it is more likely than not that no impairment of goodwill existed at the end of 2014.  The Company will perform annual qualitative assessments in subsequent years as of the end of each fiscal year.  Additionally, the Company will perform interim analysis whenever conditions warrant.

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

The discount rate used is based on a single equivalent discount rate derived with the assistance of our actuaries by matching expected future benefit payments in each year to the corresponding spot rates from the Citigroup Pension Liability Yield Curve, comprised of high quality (rated AA or better) corporate bonds.  The expected long-term rate of return on assets is also developed with input from the Company’s actuarial firms. We consider the Company’s historical experience with pension fund asset performance, the current and expected allocation of our plan assets, and expected long-term rates of return. The long-term rate-of-return assumption used for determining net periodic pension expense for 2014 was 8.0%. The Company reviews the long-term rate of return each year. Future actual pension income and expense will depend on future investment performance, changes in future discount rates, and various other factors related to the population of participants in the Company’s pension plans.

The Company expects to make cash contributions of approximately $3.0 million and $150,000 to its pension plans and postretirement plan, respectively, in 2015.

RESULTS OF OPERATIONS

Fiscal 2014 Compared to Fiscal 2013

The following table shows, for 2014 and 2013, selected line items from the consolidated statements of income as a percentage of net sales, by segment.

	Industrial	Security	Metal
	Hardware	Products	Products	Total
	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	74.4%	74.9%	84.6%	76.9%
Gross margin	25.6%	25.1%	15.4%	23.1%
Selling and administrative expense	17.0%	16.9%	7.5%	14.8%
Operating profit	8.6%	8.2%	7.9%	8.3%

	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	76.4%	78.0%	84.5%	78.8%
Gross margin	23.6%	22.0%	15.5%	21.2%
Selling and administrative expense	15.7%	16.3%	7.1%	13.9%
Operating profit	7.9%	5.7%	8.4%	7.3%

The following table shows the amount of change from 2013 to 2014 in sales, cost of products sold, gross margin, selling and administrative expenses, and operating profit, by segment (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$(1,701)	$630	$(562)	$(1,633)
Volume	-6.3%	-0.6%	-3.5%	-3.7%
Prices	-0.1%	0.4%	-0.2%	0.1%
New Products	3.6%	1.5%	2.0%	2.5%
	-2.8%	1.3%	-1.7%	-1.1%

Cost of products sold	$(2,499)	$(1,057)	$(416)	$(3,972)
	-5.4%	-2.8%	-1.5%	-3.5%

Gross margin	$798	$1,687	$(146)	$2,339
	5.6%	15.8%	-2.8%	7.8%

Selling and administrative expenses	$531	$409	$67	$1,007
	5.6%	5.2%	2.8%	5.1%

Operating profit	$267	$1,278	$(213)	$1,332
	5.6%	46.0%	-7.6%	12.8%

Industrial Hardware Segment

Net sales in the Industrial Hardware segment decreased 3% in 2014 from the 2013 level. The decrease in sales in 2014 reflected a decrease in sales of existing products, resulting primarily from lightweight composite panels which were used in the fracking industry, as well as lower sales to our distributors and military markets in 2014 compared to the prior year periods.  The decrease in sales of the lightweight composite panels for the fracking tank was the result of a customer exiting the fracking business.  The overall decrease was reduced by an increase in sales to several of the markets we sell into, including: the Class 8 truck, truck accessory, off-highway, bus, and industrial markets compared to the same period in 2013 and the introduction of new products.  All of the new products were developed internally and included a cab handle and paddle, a rotary and lever arm, a lever assembly, a paddle lock, a striker pin, luggage latch, a bellcrank assembly, a rotary latch and a trigger latch for the Class 8 truck market; a rotary, a mini rotary and a gate latch for the off-highway market; a trigger latch for the bus market; a 3 point compression latch, a stainless steel catch, a trigger latch, an ergonomic t-handle, and a paddle assembly for the distribution market; a striker and rotary, a rotary lock, a triangle key tool and a paddle rotary for the industrial market; as well as a variety of locking and latching products for the many markets we serve.

Cost of products sold for the Industrial Hardware segment decreased $2.5 million or 5% from 2013 to 2014.  The most significant factors resulting in changes in cost of products sold in 2014 compared to 2013 included:

▪	an increase of $0.1 million or 34% in rent expense;
▪	a decrease of $1.6 million or 6% in raw materials;
▪	a decrease of $0.4 million or 27% for depreciation;
▪	a decrease of $0.3 million or 2% in costs for payroll and payroll related charges;
▪	a decrease of $0.2 million or 33% for equipment rental;
▪	and a decrease of $0.1 million or 8% in shipping expenses.

Gross margin for 2014 of 26% increased as compared to 24% in the 2013 period as a percentage of net sales for the Industrial Hardware segment.  The increase reflects the mix of products produced and the changes in cost of products sold discussed above.

Selling and administrative expenses in the Industrial Hardware segment increased $0.5 million or 6% from 2013 to 2014.  The most significant factors resulting in changes in selling and administrative expenses in the Industrial Hardware segment in 2014 compared to 2013 included:

▪	an increase of $0.5 million or 8% in payroll and payroll related charges;
▪	an increase of $0.1 million or 99% in advertising;
▪	and a decrease of $0.1 million or 9% in other administrative expenses.

Security Products Segment

Net sales in the Security Products segment increased 1% in 2014 from the 2013 level. The increase in sales in 2014 in the Security Products segment compared to the prior year period was primarily the result of sales of new lock products to the many markets we serve.  Sales in the Security Products segment also reflect approximately 2 weeks of sales in 2014 from the Argo Transdata acquisition which was completed on December 15, 2014 and were not material to the consolidated financial statements.  Sales of new products included a locking flush mount handle for tonneau covers, a locking T-handle for truck caps and cable and stud locks for bicycle racks for the vehicular market, a custom brass padlock and a rekeyable padlock for the locksmith market, a passive keyless entry system for the storage market, and a mini tubular self-retaining lock for the computer industry, as well as printed circuit board assemblies for the industrial controls, medical and military markets.

Cost of products sold for the Security Products segment decreased $1.1 million or 3% from 2013 to 2014.  The most significant factors resulting in changes in cost of products sold in 2014 compared to 2013 included:

▪	an increase of $0.9 million or 14% in payroll and payroll related charges;
▪	an increase of $1.3 million or 527% in shipping expenses;
▪	an increase of $0.1 million or 84% in costs for fire and liability insurance;
▪	an increase of $0.1 million or 10% in supplies and tools;
▪	an increase of $0.1 million or 172% in maintenance and repair expenses;
▪	a decrease of $2.6 million or 10% in raw materials;
▪	a decrease of $0.7 million or 100% in severance costs for relocation of a facility in China which occurred in the 2013 period;
▪	a decrease of $0.1 million or 57% in pattern costs;
▪	a decrease of $0.1 million or 52% in property taxes;
▪	and a decrease of $0.1 million or 100% in other miscellaneous expenses.

Gross margin as a percentage of sales in the Security Products segment increased from 22% in 2013 to 25% in 2014.  The increase reflects the mix of products produced and the changes in cost of products sold discussed above, as well as the higher sales volume in 2014 compared to 2013.

Selling and administrative expenses in the Security Products segment increased $0.4 million or 5% from 2013 to 2014.  The most significant factors resulting in changes in selling and administrative expenses in the Security Products segment in 2014 compared to 2013 included:

▪	an increase of $0.3 million or 6% in payroll and payroll related charges;
▪	an increase of $0.2 million or 36% in other administrative expenses;
▪	and a decrease of $0.1 million or 16% in advertising expenses.

Metal Products Segment

Net sales in the Metal Products segment decreased 2% in 2014 from the 2013 level.  Sales of mine products decreased 8% in 2014 compared to 2013.  The decrease in sales of mining products was driven by lower demand for existing products in 2014 primarily in the U.S. mining market compared to the prior year period, and was partially offset by increased sales from the introduction of new mining products.  New mining products included a flange nut and a cable head.  The Company is actively trying to develop additional new products to replace any softening in future sales volume of mining products that may result from the EPA clean air regulations that went into effect in 2012.  Sales of contract casting products increased 47% from 2013 levels.  The increase in sales of contract casting was primarily the result of an increase in sales of existing products to the trucking and solar industries.  Contract casting sales also benefited from sales of new products including rail clamps for a solar panel application, a rail tie plate for a new customer, and nuts used by a gas company in the utility industry.

Cost of products sold for the Metal Products segment decreased $0.4 million or 2% from 2013 to 2014.  The most significant factors resulting in changes in cost of products sold in 2014 compared to 2013 included:

▪	an increase of $0.4 million or 10% for supplies and tools;
▪	an increase of $0.2 million or 114% in pattern costs;
▪	an increase of $0.1 million or 7% for utility costs;
▪	an increase of $0.1 million or 22% in scrap costs;
▪	an increase of $0.1 million or 7% in costs for depreciation;
▪	a decrease of $0.8 million or 7% in costs for payroll and payroll related charges;
▪	a decrease of $0.3 million or 11% in costs for maintenance and repair;

▪	a decrease of $0.1 million or 17% in shipping expenses;
▪	and a decrease of $0.1 million or 31% in property taxes.

Gross margin as a percentage of sales in the Metal Products segment decreased from 16% in 2013 to 15% in 2014.  The slight decrease in gross margin compared to the prior year is due to the mix of products produced and the changes in cost of products sold enumerated above.

Selling and administrative expenses in the Metal Products segment increased $0.1 million or 3% from 2013 to 2014.  The most significant factor resulting in changes in selling and administrative expenses in the Metal Products segment in 2014 compared to 2013 was:

▪	an increase of $0.1 million or 9% in payroll and payroll related charges.

Other Items

The following table shows the amount of change from 2013 to 2014 in other items (dollars in thousands):

Total
Interest expense	$(68)
-21%

Other income	$14
29%

Income taxes	$655
20%

Interest expense decreased from 2013 to 2014 due to the decreased level of debt in 2014.

Other income which is not material to the financial statements increased from 2013 to 2014 due to higher cash balances in the Company’s cash management program in 2014.

Income taxes – the effective tax rate for 2014 was 34% compared to the 2013 rate which was 32%.  The effective tax rate for 2014 was higher than the prior year period due to the ratio of earnings in states with higher tax rates and a change in unrecognized tax benefits.

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

Security Products Segment

Net sales in the Security Products segment decreased 3% in 2013 from the 2012 level. The decrease in sales in 2013 in the Security Products segment compared to the prior year period was the result of lower sales volume of existing products to the cash management, computer and commercial laundry markets.  Selective price increases and the introduction of new products offset a portion of the sales decrease.  Sales of new products included clamps, a tubular slam lock, locking t-handles for truck caps and a locking flush mount tonneau cover handle for the vehicular market, a puck lock for the OEM market, luggage locks for the travel market, a round body steel padlock for the retail hardware market, and mini “D” ring handle assembly for the storage market.

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

The Company’s financial position continued to be strong in 2014.  The primary source of the Company’s cash is earnings from operating activities adjusted for cash generated from or used for net working capital.  The most significant recurring non-cash items included in net income are depreciation and amortization expense.  Changes in working capital fluctuate with the changes in operating activities.  As sales increase, there generally is an increased need for working capital.  Since increases in working capital reduce the Company’s cash, management attempts to keep the Company’s investment in net working capital at a reasonable level by closely monitoring inventory levels and matching production to expected market demand, keeping tight control over the collection of receivables, and optimizing payment terms on its trade and other payables.

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

The following table shows key financial ratios at the end of each year:

	2014	2013	2012
Current ratio	5.3	5.2	4.8
Average days’ sales in accounts receivable	49	47	47
Inventory turnover	3.1	3.7	4.2
Ratio of working capital to sales	41.1%	40.3%	36.1%
Total debt to shareholders’ equity	5.7%	7.4%	10.5%

The following table shows important liquidity measures as of the fiscal year end balance sheet date for each of the preceding three years (in millions):

	2014	2013	2012
Cash and cash equivalents
- Held in the United States	$5.6	$10.2	$10.4
- Held by foreign subsidiary	10.2	9.8	8.1
	15.8	20.0	18.5
Working capital	57.8	57.4	56.9
Net cash provided by operating activities	9.3	11.3	13.6
Change in working capital impact on net cash (used)/provided by operating activities	(2.2)	(0.2)	0.3
Net cash used in investing activities	(8.6)	(5.5)	(4.2)
Net cash (used in)/provided by financing activities	(4.5)	(4.0)	(2.3)

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

Net cash provided by operating activities dropped to $9.3 million from $11.3 million in 2013 and $13.6 million in 2012. The $2.0 million difference between 2014 and 2013 was mainly the result of a $2.8 million increase in inventory, offset by increased profitability in 2014.  Management has made the reduction of inventory a priority in 2015.  The $2.3 million decline between 2013 and 2012 is the result of applicable year earnings and the Company’s ability to control inventory and accounts receivable levels during the year.

In Fiscal 2014 the impact on cash from the net change in working capital was approximately ($2.2) million, due mainly to the increased inventory levels at the end of the year; in Fiscal 2013 the impact on cash from the net change in working capital was approximately ($0.2) million; in Fiscal 2012, the impact on cash from the net change in working capital was $0.3 million.

In 2014 the Company used $3.6 million for the purchase of fixed assets.  The Company also used approximately $5.0 million on the acquisition of the assets of Argo Transdata.  This transaction is more fully discussed in Note 3 of the 2014 Audited Financial Statement located in Item 8 of this Form 10-K.  Virtually the entire amount of cash used in investing activities in Fiscal 2013 and 2012 was for the purchase of fixed assets.  Capital expenditures in Fiscal 2015 are expected to be in the range of $6 million.

In Fiscal 2014 the Company used approximately $4.5 million in cash for financing activities.  The major reason for the increase over the level used in Fiscal 2013 relates to a higher dividend rate ($0.48 and $0.42 in  Fiscal 2014 and 2013 respectively) and the fact that the Company was required to make a fifth debt payment as a result of the 53 week year in Fiscal 2014.

In Fiscal 2013, the Company used approximately $4.0 million of cash for financing activities.  Approximately $1.4 million was used for debt repayments, and another $2.6 million was paid in dividends.

In Fiscal 2012, the Company used approximately $2.3 million of cash for financing activities.  In January 2012, the Company obtained a second term loan in the amount of $5 million, and paid off the $3 million revolver that was in place at the end of Fiscal 2011.  In addition, the Company paid approximately $1.3 million of the term balance in regular quarterly payments.  The Company paid dividends during the year totaling approximately $3.1 million as a result of the special one time dividend of $0.16 paid in the fourth quarter.

The Company leases certain equipment and buildings under cancelable and non-cancelable operating leases expiring at various dates up to five years. Rent expense amounted to approximately $1.2 million in 2014; $1.1 million in 2013; and $1.2 million in 2012.

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

Interest on the original term portion of the Loan Agreement is fixed at 4.98%.  Interest on the 2012 Term Loan is fixed at 3.90%.  For the period from January 29, 2010 to January 25, 2012, the interest rate on the revolving credit portion of the Loan Agreement varied based on the LIBOR rate or People’s Prime rate plus a margin spread of 2.25%, with a floor rate of 4.0%.  As part of the amendment signed on January 25, 2012, this was changed to the LIBOR rate or People’s Prime rate plus 2.25%, with a floor of 3.25%; additionally the maturity date was extended to January 31, 2014.  On January 23, 2014, the Company amended the Loan Agreement with People’s.  The amendment renewed and extended the maturity date of the revolving credit portion of the Loan Agreement to July 1, 2016 and changes the interest rate to LIBOR plus 2.25%, and eliminated the 3.25% floor previously in place.  The quarterly commitment fee of one quarter of one percent (0.25%) remained unchanged.  The Company did not utilize the revolving credit portion of the Loan Agreement at any time during 2013 or 2014.

The Company’s loan covenants under the Loan Agreement require the Company to maintain a fixed charge coverage ratio of at least 1.1 to 1, a leverage ratio of no more than 1.75 to 1, and minimum tangible net worth of $43 million increasing each year by 50% of consolidated net income.  This amount was approximately $52.8 million as of December 28, 2013.  As part of an amendment to the Loan Agreement signed on January 23, 2014, the leverage ratio was eliminated, and the minimum tangible net worth covenant was modified to a fixed minimum amount of $55 million, effective with the end of the Company’s first quarter of 2014.  In addition, the Company has restrictions on, among other things, new capital leases, purchases or redemptions of its capital stock, mergers and divestitures, and new borrowing.  The Company was in compliance with all covenants in 2013 and 2014.

The quarterly payment dates as listed in the Loan Agreement are the first business day of the calendar quarter.  As a result, there were five scheduled payments in Fiscal 2014 and will be only three in Fiscal 2015.  In Fiscal 2016 there will again be four scheduled payments.

Tabular Disclosure of Contractual Obligations

The Company’s known contractual obligations as of January 3, 2015, are shown below (in thousands):

		Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$4,286	$1,071	$2,322	$893	$--
Estimated interest on long-term debt	302	149	152	1	--
Operating lease obligations	2,527	1,270	879	378	--
Estimated contributions to pension plans	26,165	3,090	7,916	7,916	7,243
Estimated post retirement benefits other than pensions	2,906	150	330	366	2,060
Total	$36,186	$5,730	$11,599	$9,554	$9,303

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

ITEM 7A                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s foreign manufacturing facilities account for approximately 17% of total sales and 13% of total assets.  Its U.S. operations buy from and sell to these foreign affiliates, and also make limited sales (approximately 13% of total sales) to nonaffiliated foreign customers.  This trade activity could be affected by fluctuations in foreign currency exchange or by weak economic conditions.  The Company’s currency exposure is concentrated in the Canadian dollar, Mexican peso, New Taiwan dollar, Chinese RMB and Hong Kong dollar.  Because of the Company’s limited exposure to any single foreign market, any exchange gains or losses have not been material and are not expected to be material in the future.  Had the exchange rate as of January 3, 2015 for all of the listed currencies changed by 1%, the total change in reported earnings would have been approximately $33,000.  As a result, the Company does not attempt to mitigate its foreign currency exposure through the acquisition of any speculative or leveraged financial instruments.  In 2014, a 10% increase/decrease in exchange rates would have resulted in a translation increase/decrease to sales of approximately $2.1 million, and to equity of approximately $1.2 million.

The Company has been able to recover cost increases in raw materials through either price increases to our customers or cost reductions in other areas of the business.  Therefore, the Company has not entered into any contracts to address commodity price risk.

The Company does not have any interest rate risk as all of its long-term debt bears interest at a fixed rate.  See Note 5 of the Company’s financial statements included at Item 8 of this Annual Report on Form 10-K for complete details.

ITEM 8                                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Eastern Company

Consolidated Balance Sheets

	January 3	December 28
	2015	2013
ASSETS
Current Assets
Cash and cash equivalents	$15,834,444	$19,988,361
Accounts receivable, less allowances of $414,000 in 2014 and $410,000 in 2013	17,064,245	16,284,603

Inventories:
Raw materials and component parts	9,219,341	8,256,977
Work in process	7,074,950	4,925,001
Finished goods	18,107,906	17,475,634
	34,402,197	30,657,612

Prepaid expenses and other assets	2,659,737	3,244,686
Recoverable income taxes receivable	380,000	—
Deferred income taxes	950,024	818,662
Total Current Assets	71,290,647	70,993,924

Property, Plant and Equipment
Land	1,160,720	1,161,343
Buildings	16,216,146	15,736,794
Machinery and equipment	45,593,631	44,951,717
Accumulated depreciation	(34,919,067)	(34,458,096)
	28,051,430	27,391,758

Other Assets
Goodwill	14,960,354	13,842,047
Trademarks	174,662	173,177
Patents, technology and other intangibles net of accumulated amortization	2,498,570	1,457,503
Deferred income taxes	4,294,893	—
	21,928,479	15,472,727
TOTAL ASSETS	$121,270,556	$113,858,409

Consolidated Balance Sheets

	January 3	December 28
	2015	2013
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$8,256,600	$7,302,368
Accrued compensation	2,916,832	3,007,169
Other accrued expenses	1,201,114	1,519,338
Current portion of long-term debt	1,071,429	1,785,714
Total Current Liabilities	13,445,975	13,614,589

Deferred income taxes	—	1,111,755
Other long-term liabilities	564,669	248,417
Long-term debt, less current portion	3,214,285	4,285,714
Accrued postretirement benefits	2,905,908	2,232,872
Accrued pension cost	26,164,812	10,860,211

Commitments and contingencies (See Note 4)

Shareholders’ Equity
Voting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Nonvoting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Common Stock, no par value:
Authorized: 50,000,000 shares
Issued: 8,938,742 shares in 2014 and 8,916,897 shares in 2013	28,932,058	28,621,582
Treasury Stock: 2,694,729 shares in 2014 and 2013	(19,105,723)	(19,105,723)
Retained earnings	87,680,667	83,006,671

Accumulated other comprehensive income (loss):
Foreign currency translation	855,179	1,983,506
Unrecognized net pension and postretirement benefit costs, net of taxes	(23,387,274)	(13,001,185)
Accumulated other comprehensive loss	(22,532,095)	(11,017,679)
Total Shareholders’ Equity	74,974,907	81,504,851
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$121,270,556	$113,858,409

See accompanying notes.

Consolidated Statements of Income

		Year ended
	January 3	December 28	December 29
	2015	2013	2012
Net sales	$140,825,360	$142,458,279	$157,509,185
Cost of products sold	(108,338,956)	(112,310,759)	(124,156,707)
Gross margin	32,486,404	30,147,520	33,352,478

Selling and administrative expenses	(20,767,756)	(19,761,199)	(19,801,055)
Operating profit	11,718,648	10,386,321	13,551,423

Interest expense	(254,576)	(322,731)	(369,357)
Other income	64,691	50,305	42,452
Income before income taxes	11,528,763	10,113,895	13,224,518

Income taxes	3,867,287	3,211,974	4,598,718
Net income	$7,661,476	$6,901,921	$8,625,800
Earnings per Share:
Basic	$1.23	$1.11	$1.39

Diluted	$1.23	$1.11	$1.38

See accompanying notes.

Consolidated Statements of Comprehensive Income

		Year ended
	January 3	December 28	December 29
	2015	2013	2012
Net income	$7,661,476	$6,901,921	$8,625,800
Other comprehensive (loss)/income -
Change in foreign currency translation	(1,128,327)	(656,972)	533,291
Change in pension and postretirement benefit costs, net of income taxes (expense)/benefit of $5,767,236 in 2014, ($3,437,175) in 2013 and $2,053,255 in 2012	(10,386,089)	6,254,558	(3,712,466)
Total other comprehensive (loss)/income	(11,514,416)	5,597,586	(3,179,175)
Comprehensive (loss)/income	$(3,852,940)	$12,499,507	$5,446,625

See accompanying notes.

Consolidated Statements of Shareholders’ Equity

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity

Balances at December 31, 2011	8,908,607	28,499,779	(2,694,729)	(19,105,723)	73,200,362	(13,436,090)	69,158,328
Net income					8,625,800		8,625,800
Cash dividends declared, $.50 per share					(3,108,577)		(3,108,577)
Miscellaneous					4		4
Currency translation adjustment						533,291	533,291
Change in pension and postretirement benefit costs, net of tax						(3,712,466)	(3,712,466)
Issuance of Common Stock upon the exercise of stock options	4,500	61,110					61,110
Issuance of Common Stock for directors’ fees	1,371	24,609					24,609
Balances at December 29, 2012	8,914,478	28,585,498	(2,694,729)	(19,105,723)	78,717,589	(16,615,265)	71,582,099
Net income					6,901,921		6,901,921
Cash dividends declared, $.42 per share					(2,612,839)		(2,612,839)
Currency translation adjustment						(656,972)	(656,972)
Change in pension and postretirement benefit costs, net of tax						6,254,558	6,254,558
Issuance of Common Stock upon the exercise of stock options	1,000	13,580					13,580
Issuance of Common Stock for directors’ fees	1,419	22,504					22,504
Balances at December 28, 2013	8,916,897	$28,621,582	(2,694,729)	$(19,105,723)	$83,006,671	$(11,017,679)	$81,504,851

Consolidated Statements of Shareholders’ Equity (continued)

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity

Net income					7,661,476		7,661,476
Cash dividends declared, $.48 per share					(2,987,480)		(2,987,480)
Currency translation adjustment						(1,128,327)	(1,128,327)
Change in pension and postretirement benefit costs, net of tax						(10,386,089)	(10,386,089)
Issuance of Common Stock upon the exercise of stock options	20,000	271,600					271,600
Tax benefit from exercise of non-qualified stock options and disqualifying dispositions of incentive stock options		8,882					8,882
Issuance of Common Stock for directors’ fees	1,845	29,994					29,994
Balances at January 3, 2015	8,938,742	$28,932,058	(2,694,729)	$(19,105,723)	$87,680,667	$(22,532,095)	$74,974,907

See accompanying notes.

Consolidated Statements of Cash Flows

		Year ended
	January 3	December 28	December 29
	2015	2013	2012
Operating Activities
Net income	$7,661,476	$6,901,921	$8,625,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,486,302	3,825,286	3,439,800
(Gain)/loss on sale of equipment and other assets	69,258	116,327	(1,500)
Provision for doubtful accounts	37,601	106,485	147,313
Deferred income taxes	229,226	531,023	1,101,701
Issuance of Common Stock for directors’ fees	29,994	22,504	24,609
Changes in operating assets and liabilities:
Accounts receivable	(207,631)	1,776,744	307,524
Inventories	(2,825,155)	(1,400,893)	586,576
Prepaid expenses and other	593,075	308,653	(24,741)
Prepaid pension cost	(309,034)	(111,945)	(865,831)
Recoverable taxes receivable	(380,000)	1,158,632	(510,683)
Other assets	(156,164)	(76,426)	(124,598)
Accounts payable	998,502	(253,994)	(889,663)
Accrued compensation	185,724	(626,385)	439,537
Other accrued expenses	(65,990)	(960,896)	1,389,988
Net cash provided by operating activities	9,347,184	11,317,036	13,645,832

Investing Activities
Purchases of property, plant and equipment	(3,633,165)	(5,523,742)	(4,216,970)
Proceeds from sale of equipment and other assets	22,500	2,839	44,184
Business acquisitions	(5,034,289)	—	—
Net cash used in investing activities	(8,644,954)	(5,520,903)	(4,172,786)

Financing Activities
Principal payments on long-term debt	(1,785,714)	(1,428,571)	(1,250,000)
Proceeds from issuance of long-term debt	—	—	5,000,000
Principal payments on revolving credit loan	—	—	(3,000,000)
Proceeds from sales of Common Stock	271,600	13,580	61,110
Tax benefit from disqualifying disposition of incentive stock options and exercise of non-qualified stock options	8,882	—	—
Dividends paid	(2,987,480)	(2,612,839)	(3,108,577)
Net cash used in financing activities	(4,492,712)	(4,027,830)	(2,297,467)
Effect of exchange rate changes on cash	(363,435)	(262,086)	159,268
Net change in cash and cash equivalents	(4,153,917)	1,506,217	7,334,847

Cash and cash equivalents at beginning of year	19,988,361	18,482,144	11,147,297
Cash and cash equivalents at end of year	$15,834,444	$19,988,361	$18,482,144

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

Fiscal Year

The Company’s year ends on the Saturday nearest to December 31.  Fiscal 2014 was a 53 week year, 2013 and 2012 were 52 weeks.

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

The Eastern Company

Notes to Consolidated Financial Statements (continued)

2. Accounting Policies (continued)

Recognition of Revenue and Accounts Receivable

Revenue and accounts receivable are recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred, and there is a reasonable assurance of collection of the sales proceeds. The Company obtains written purchase authorizations from its customers for a specified amount of product at a specified price and delivery occurs at the time of shipment. Credit is extended based on an evaluation of each customer’s financial condition; collateral is not required. Accounts receivable are recorded net of applicable allowances.  No customer exceeded 10% of total accounts receivable at year end 2014 or 2013.

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

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method in the U.S. ($28,324,813 for U.S. inventories at January 3, 2015) and by the first-in, first-out (FIFO) method for inventories outside the U.S. ($6,077,384 for inventories outside the U.S. at January 3, 2015). Current cost exceeds the LIFO carrying value by approximately $6,886,000 at January 3, 2015 and $6,689,000 at December 28, 2013. There was no material LIFO quantity liquidation in 2014, 2013 or 2012.

Property, Plant and Equipment and Related Depreciation

Property, plant and equipment (including equipment under capital lease) are stated at cost. Depreciation ($3,237,426 in 2014, $3,592,263 in 2013 and $3,210,324 in 2012) is computed generally using the straight-line method based on the following estimated useful lives of the assets: Buildings 10 to 39.5 years; Machinery and equipment 3 to 10 years.

Goodwill, Intangibles and Impairment of Long-Lived Assets

Patents are recorded at cost and are amortized using the straight-line method over the lives of the patents. Technology and licenses are recorded at cost and are generally amortized on a straight-line basis over periods ranging from 5 to 17 years. Non-compete agreements and customer relationships are being amortized using the straight-line method over a period of 5 years. Amortization expense in 2014, 2013 and 2012 was $248,876, $233,023 and $229,476, respectively. Total amortization expense for each of the next five years is estimated to be as follows: 2015 - $477,000; 2016 - $476,000; 2017 - $474,000; 2018 - $474,000; and 2019 - $474,000. Trademarks are not amortized as their lives are deemed to be indefinite.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

2. Accounting Policies (continued)

The gross carrying amount and accumulated amortization of amortizable intangible assets:
	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total	Weighted-Average Amortization Period (Years)
2014 Gross Amount
Patents and developed technology	$2,494,261	$1,025,303	$—	$3,519,564	15.7
Customer relationships	—	449,706	—	449,706	5.0
Non-compete agreements	—	407,000	—	407,000	5.0
Intellectual property	—	307,370	—	307,370	5.0
Total Gross Intangibles	$2,494,261	$2,189,379	$—	$4,683,640	12.7

2014 Accumulated Amortization
Patents and developed technology	$1,649,655	$535,415	$—	$2,185,070
Customer relationships	—	—	—	—
Non-compete agreements	—	—	—	—
Intellectual property	—	—	—	—
Accumulated Amortization	$1,649,655	$535,415	$—	$2,185,070

Net 2014 per Balance Sheet	$844,606	$1,653,964	$—	$2,498,570

2013 Patents and developed technology
Gross Amount	$2,595,931	$1,041,250	$—	$3,637,181	16.0
Accumulated amortization	1,676,440	503,238	—	2,179,678
Net 2013 per Balance Sheet	$919,491	$538,012	$—	$1,457,503

In the event that facts and circumstances indicate that the carrying value of long-lived assets, including definite life intangible assets, may be impaired, an evaluation is performed to determine if a write-down is required. No events or changes in circumstances have occurred to indicate that the carrying amount of such long-lived assets held and used may not be recovered.

The Company performed qualitative assessments as of the end of fiscal 2014 and fiscal 2013 and determined it is more likely than not that no impairment of goodwill existed at the end of 2014 or 2013.  The Company will perform annual qualitative assessments in subsequent years as of the end of each fiscal year.  Additionally, the Company will perform interim analysis whenever conditions warrant.

Goodwill or trademarks would be considered impaired whenever our historical carrying amount exceeds the fair value.  Goodwill and trademarks were not impaired in 2014, 2013 or 2012.  Should we reach a different conclusion in the future, additional work would be performed to determine the amount of the non-cash impairment charge to be recognized.  The maximum future impairment of goodwill or trademarks that could occur is the amount recognized on our balance sheet.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

2. Accounting Policies (continued)

The following is a roll-forward of goodwill for 2014 and 2013:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total
2014
Beginning balance	$2,008,231	$11,833,816	$—	$13,842,047
Acquisition of Argo Transdata	—	1,225,226	—	1,225,226
Foreign exchange	(106,919)	—	—	(106,919)
Ending balance	$1,901,312	$13,059,042	$—	$14,960,354

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total
2013
Beginning balance	$2,099,783	$11,833,816	$—	$13,933,599
Foreign exchange	(91,552)	—	—	(91,552)
Ending balance	$2,008,231	$11,833,816	$—	$13,842,047

Cost of Goods Sold

Cost of goods sold reflects the cost of purchasing, manufacturing and preparing a product for sale.  These costs generally represent the expenses to acquire or manufacture products for sale (including an allocation of depreciation and amortization) and are primarily comprised of direct materials, direct labor, and overhead, which includes indirect labor, facility and equipment costs, inbound freight, receiving, inspection, purchasing, warehousing and any other costs related to the purchasing, manufacturing or preparation of a product for sale.

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include all operating costs of the Company that are not directly related to the cost of purchasing, manufacturing and preparing a product for sale.  These expenses generally represent the cost of selling or distributing the product once it is available for sale, as well as administrative expenses for support functions and related overhead.

Product Development Costs

Product development costs, charged to expense as incurred, were $1,079,557 in 2014, $991,286 in 2013 and $814,096 in 2012.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were $494,267 in 2014, $486,027 in 2013 and $442,300 in 2012.

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

Earnings per Share

The denominators used in the earnings per share computations follow:

	2014	2013	2012
Basic:
Weighted average shares outstanding	6,225,068	6,220,928	6,216,931

Diluted:
Weighted average shares outstanding	6,225,068	6,220,928	6,216,931
Dilutive stock options	12,846	16,830	16,444
Denominator for diluted earnings per share	6,237,914	6,237,758	6,233,375

There were no anti-dilutive stock options in 2014, 2013 or 2012.

Derivatives

The Company does not maintain any derivatives as of the date of this report.

Stock Based Compensation

The Company accounts for stock based compensation pursuant to the fair value recognition provisions of ASC 718.  No stock options were granted in 2014, 2013 or 2012, and, since all outstanding options were fully vested in each year presented, there was no impact on the financial statements.

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

The carrying amounts of financial instruments (cash and cash equivalents, accounts receivable, accounts payable and debt) as of January 3, 2015 and December 28, 2013, approximate fair value. Fair value was based on expected cash flows and current market conditions.

3. Business Acquisitions

Effective December 15, 2014 the Company acquired certain assets of Argo Transdata Corporation (“Argo”) including accounts receivable, inventories, furniture, fixtures and equipment, intellectual property rights and rights existing under all sales and purchase agreements.  Argo is a contract manufacturer of printed circuit board assemblies and has the ability to manufacture surface mount (SMT), through hole and wire bond assemblies or any combination of the three technologies.  Its products are sold to numerous OEM’s in industries such as measurement systems, industrial controls, medical and military.  The Argo acquisition further diversified our markets and provides a source for printed circuit boards which are used in several of our current products.  Argo is included in the Security Products segment of the Company from the date of the acquisition.  The cost of the acquisition of Argo was approximately $5,034,000, inclusive of transaction costs, plus a contingent earn-out of $282,914 based on revenue levels in each of the first two fiscal years following the closing and the assumption of $63,000 in current liabilities.

The above acquisition was accounted for under ASC 805.  The acquired business is included in the consolidated operating results of the Company from the date of acquisition.  The excess of the cost of Argo over the fair market value of the net assets acquired of $1,225,226 has been recorded as goodwill.

In connection with the above acquisition, the Company recorded the following intangible assets:

Asset Class/Description	Amount	Weighted-average Amortization Period in Years
Patents, technology, and licenses
Customer relationships	$ 449,706	5.0
Intellectual property	307,370	5.0
Non-compete agreements	407,000	5.0
	$ 1,164,076	5.0

There is no anticipated residual value relating to these intangible assets.

Neither the actual results nor the pro forma effects of the acquisition of Argo are material to the Company's financial statements.

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

Approximately 26% of the total workforce is subject to negotiated union contracts, and none of the total workforce is covered by such agreements that expire during 2015.

5. Debt

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

Interest on the original term portion of the Loan Agreement is fixed at 4.98%.  Interest on the 2012 Term Loan is fixed at 3.90%.  For the period from January 29, 2010 to January 25, 2012, the interest rate on the revolving credit portion of the Loan Agreement varied based on the LIBOR rate or People’s Prime rate plus a margin spread of 2.25%, with a floor rate of 4.0%.  As part of the amendment signed on January 25, 2012, this was changed to the LIBOR rate or People’s Prime rate plus 2.25%, with a floor of 3.25%; additionally the maturity date was extended to January 31, 2014.  On January 23, 2014, the Company amended the Loan Agreement with People’s.  The amendment renewed and extended the maturity date of the revolving credit portion of the Loan Agreement to July 1, 2016 and changes the interest rate to LIBOR plus 2.25%, and eliminated the 3.25% floor previously in place.  The quarterly commitment fee of one quarter of one percent (0.25%) remained unchanged.  The Company did not utilize the revolving credit portion of the Loan Agreement at any time during 2013 or 2014.

Debt consists of:

	2014	2013
Term loans	$4,285,714	$6,071,428
Revolving credit loan	—	—
	4,285,714	6,071,428
Less current portion	1,071,429	1,785,714
	$3,214,285	$4,285,714

The Company paid interest of $272,993 in 2014, $319,760 in 2013, and $349,972 in 2012.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

5. Debt (continued)

The Company’s loan covenants under the Loan Agreement require the Company to maintain a fixed charge coverage ratio of at least 1.1 to 1, a leverage ratio of no more than 1.75 to 1, and minimum tangible net worth of $43 million increasing each year by 50% of consolidated net income.  This amount was approximately $52.8 million as of December 28, 2013.  As part of an amendment to the Loan Agreement signed on January 23, 2014, the leverage ratio was eliminated, and the minimum tangible net worth covenant was modified to a fixed minimum amount of $55 million, effective with the end of the Company’s first quarter of 2014.  In addition, the Company has restrictions on, among other things, new capital leases, purchases or redemptions of its capital stock, mergers and divestitures, and new borrowing.  The Company was in compliance with all covenants in 2013 and 2014.

The quarterly payment dates as listed in the Loan Agreement are the first business day of the calendar quarter.  As a result, there were five payments in Fiscal 2014 and will be three scheduled payments in Fiscal 2015.  As of January 3, 2015, scheduled annual principal maturities of long-term debt for each of the next five years follow:

2015	$1,071,429
2016	1,428,571
2017	892,857
2018	714,286
2019	178,571
Thereafter	—
$4,285,714

6. Stock Rights

The Company has a stock rights plan.  At January 3, 2015, there were 6,244,013 stock rights outstanding under the plan. Each right may be exercised to purchase one share of the Company’s common stock at an exercise price of $80.00, subject to adjustment to prevent dilution.

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

7. Stock Options and Awards

Stock Options

At the end of 2014, the Company had one stock option plan, the 2010 plan, for officers, other key employees, and non-employee directors.  Incentive stock options granted under the 2010 plan must have exercise prices that are not less than 100% of the fair market value of the stock on the dates the options are granted. Restricted stock awards may also be granted to participants under the 2010 plan with restrictions determined by the Compensation Committee of the Company’s Board of Directors. Under the 2010 plan, non-qualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Company’s Board of Directors.  No options or restricted stock were granted in 2014, 2013 or 2012.

As of January 3, 2015, there were 500,000 shares of common stock reserved and available for future grant under the above noted 2010 plan.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

7. Stock Options and Awards (continued)

Information with respect to the Company’s stock option plans is summarized below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	25,500	13.580
Exercised	(4,500)	13.580
Outstanding at December 29, 2012	21,000	13.580
Exercised	(1,000)	13.580
Outstanding at December 28, 2013	20,000	13.580
Exercised	(20,000)	13.580
Outstanding at January 3, 2015	—

At January 3, 2015, there were no stock options outstanding or exercisable.  The total intrinsic value of stock options exercised in 2014 was $59,125.

8. Income Taxes

Deferred income taxes are provided on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and those for income tax reporting purposes. Deferred income tax (assets) liabilities relate to:

	2014	2013	2012
Property, plant and equipment	$6,503,597	$6,184,873	$5,942,048
Other	92,531	208,938	—
Total deferred income tax liabilities	6,596,128	6,393,811	5,942,048

Other postretirement benefits	(1,030,203)	(787,087)	(885,729)
Inventories	(829,876)	(848,364)	(761,613)
Allowance for doubtful accounts	(105,296)	(104,695)	(104,903)
Intangible assets	(396,541)	(373,482)	(422,443)
Accrued compensation	(203,180)	(158,866)	(197,582)
Pensions	(9,275,949)	(3,828,224)	(7,128,057)
Other	—	—	(116,826)
Total deferred income tax assets	(11,841,045)	(6,100,718)	(9,617,153)
Net deferred income tax (assets) liabilities	$(5,244,917)	$293,093	$(3,675,105)

Income before income taxes consists of:

	2014	2013	2012
Domestic	$8,087,552	$7,139,039	$8,614,664
Foreign	3,441,211	2,974,856	4,609,854
	$11,528,763	$10,113,895	$13,224,518

The Eastern Company

Notes to Consolidated Financial Statements (continued)

8. Income Taxes (continued)

The provision for income taxes follows:

	2014	2013	2012
Current:
Federal	$2,339,917	$1,942,271	$1,909,172
Foreign	991,257	871,949	1,367,025
State	295,554	162,952	220,820
Deferred:
Federal	164,830	241,821	1,022,660
Foreign	—	—	—
State	75,729	(7,019)	79,041
	$3,867,287	$3,211,974	$4,598,718

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows:

	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
Income taxes using U.S. federal statutory rate	$ 3,919,779	34%	$ 3,438,724	34%	$ 4,496,336	34%
State income taxes, net of federal benefit	249,324	2	99,245	1	188,490	2
Impact of foreign subsidiaries on effective tax rate	(76,914)	(1)	(103,878)	(1)	136,590	1
Impact of manufacturers deduction on effective tax rate	(185,993)	(1)	(138,127)	(1)	(232,928)	(2)
Other—net	(38,909)	-	(83,990)	(1)	10,230	-
	$ 3,867,287	34%	$ 3,211,974	32%	$ 4,598,718	35%

Total income taxes paid were $3,989,978 in 2014, $2,568,708 in 2013 and $3,350,283 in 2012.

United States income taxes have been provided on the undistributed earnings of foreign subsidiaries ($13,656,236 at January 3, 2015) only where necessary because such earnings are intended to be reinvested abroad indefinitely or repatriated only when substantially free of such taxes.  The Company would be required to accrue and pay United States income taxes to repatriate the funds held by foreign subsidiaries not otherwise provided.

During 2014, 2013 and 2012, the Company received tax benefits of $8,882, $0 and $0, respectively, as a result of the exercise and sale of incentive stock options that resulted in the disqualification of those incentive stock options, and the exercise of non-qualified stock options during the year.  The tax benefit associated with the exercise of the incentive and non-qualified stock options has been recorded to common stock.

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

	2014	2013	2012

Balance at beginning of year	$220,289	$499,624	$486,332
Increases for positions taken during the current period	50,735	49,636	119,893
Decreases relating to settlements	—	(263,856)	—
Decreases resulting from the expiration of the statute of limitations	(22,379)	(65,115)	(106,601)
Balance at end of year	$248,645	$220,289	$499,624

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

Included in the balance at January 3, 2015, are $164,106 of unrecognized tax benefits that would affect the annual effective tax rate. In 2014, the Company recognized accrued interest related to unrecognized tax benefits in income tax expense. The Company had approximately $33,000 of accrued interest at January 3, 2015.

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

Future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year during each of the next five years follow:
2015	$1,269,902
2016	498,709
2017	380,576
2018	259,270
2019	119,000
$2,527,457

Rent expense for all operating leases was $1,151,749 in 2014, $1,093,895 in 2013 and $1,159,913 in 2012. The Company expects future rent expense, including non-cancelable operating leases, leases that are expected to be renewed and buildings leased on a month-to-month basis, for each of the next five years to be in the range of $1,100,000 to $1,300,000.

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

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. Retirement Benefit Plans (continued)

Components of the net periodic benefit cost of the Company’s pension benefit plans were as follows:

	2014	2013	2012
Service cost	$2,837,134	$3,028,863	$2,642,373
Interest cost	3,365,194	2,840,622	2,868,528
Expected return on plan assets	(4,810,524)	(4,827,393)	(3,930,988)
Amortization of prior service cost	218,585	256,459	221,049
Amortization of the net loss	944,130	1,844,139	1,111,900
Net periodic benefit cost	$2,554,519	$3,142,690	$2,912,862

Assumptions used to determine net periodic benefit cost for the Company’s pension benefit plans for the fiscal year indicated were as follows:
	2014	2013	2012
Discount rate	4.80%	3.90%	4.55%
Expected return on plan assets	8.0%	8.0%	8.0%
Rate of compensation increase	3.25%	3.25%	3.25%

Components of the net periodic benefit cost of the Company’s postretirement benefit plan were as follows:

	2014	2013	2012
Service cost	$173,902	$202,568	$173,613
Interest cost	157,481	142,086	143,388
Expected return on plan assets	(22,434)	(73,920)	(46,255)
Amortization of prior service cost	(23,888)	(23,888)	(23,889)
Amortization of the net loss	(72,378)	(4,608)	(50,784)
Net periodic benefit cost	$212,683	$242,238	$196,073

Assumptions used to determine net periodic benefit cost for the Company’s postretirement plan for the fiscal year indicated were as follows:

	2014	2013	2012
Discount rate	4.80%	3.90%	4.55%
Expected return on plan assets	8.0%	8.0%	8.0%

As of January 3, 2015 and December 28, 2013, the status of the Company’s pension benefit plans and postretirement benefit plan was as follows:

	Pension Benefit		Postretirement Benefit
	2014	2013	2014	2013
Benefit obligation at beginning of year	$71,211,198	$74,825,969	$3,420,475	$3,712,505
Change due to availability of final actual assets and census data	—	—	(56,516)	—
Plan amendment	—	132,378	—	—
Service cost	2,837,134	3,028,863	173,902	202,568
Interest cost	3,365,194	2,840,622	157,481	142,086
Actuarial (gain)/loss	15,697,087	(7,187,997)	497,488	(498,446)
Benefits paid	(2,593,691)	(2,428,637)	(137,718)	(138,238)
Benefit obligation at end of year	$90,516,922	$71,211,198	$4,055,112	$3,420,475

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. Retirement Benefit Plans (continued)

	Pension Benefit		Postretirement Benefit
	2014	2013	2014	2013
Fair value of plan assets at beginning of year	$60,350,987	$54,644,608	$1,187,603	$1,204,779
Change due to availability of final actual assets and census data	—	—	(2,451)	12,577
Actual return on plan assets	3,731,262	4,880,381	22,434	73,920
Employer contributions	2,863,552	3,254,635	79,336	34,565
Benefits paid	(2,593,691)	(2,428,637)	(137,718)	(138,238)
Fair value of plan assets at end of year	$64,352,110	$60,350,987	$1,149,204	$1,187,603

	Pension Benefit		Postretirement Benefit
Funded Status	2014	2013	2014	2013
Net amount recognized in the balance sheet	$(26,164,812)	$(10,860,211)	$(2,905,908)	$(2,232,872)

Amounts recognized in accumulated other comprehensive income consist of:
	Pension Benefit		Postretirement Benefit
	2014	2013	2014	2013
Net loss	$(35,093,871)	$(19,261,651)	$(630,853)	$(115,052)
Prior service (cost) credit	(595,270)	(813,855)	87,620	111,508
	$(35,689,141)	$(20,075,506)	$(543,233)	$(3,544)

Change in the components of accumulated other comprehensive income consist of:
	Pension Benefit		Postretirement Benefit
	2014	2013	2014	2013
Balance at beginning of period	$(20,075,506)	$(29,284,712)	$(3,544)	$(486,071)
Change due to availability of final actual assets and census data	—	—	54,065	12,577
Charged to net periodic benefit cost
Prior service cost	218,585	256,459	(23,888)	(23,888)
Net loss (gain)	944,130	1,844,139	(72,378)	(4,608)
Other changes
Liability (gains)/losses	(16,776,350)	7,108,608	(497,488)	498,446
Balance at end of period	$(35,689,141)	$(20,075,506)	$(543,233)	$(3,544)

In 2015, the net periodic pension benefit cost will include $2,011,179 of net loss and $218,585 of prior service cost and the net periodic postretirement benefit cost will include $19,426 of net gain and $23,888 of prior service credit.

Assumptions used to determine the projected benefit obligations for the Company’s pension benefit plans and postretirement benefit plan for the fiscal year indicated were as follows:
	2014	2013
Discount rate	3.90%	4.80%
Expected return on plan assets	8.0%	8.0%
Rate of compensation increase	3.25%	3.25%

In 2014 and 2013, the accumulated benefit obligation for all qualified and nonqualified defined benefit pension plans was $84,714,136 and $71,403,778, respectively.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. Retirement Benefit Plans (continued)

Information for the under-funded pension plans with a projected benefit obligation and an accumulated benefit obligation in excess of plan assets:

	2014	2013
Number of plans	6	5*
Projected benefit obligation	$90,516,922	$68,781,752
Accumulated benefit obligation	84,714,136	68,974,332
Fair value of plan assets	64,352,110	57,850,937
Net amount recognized in accrued benefit liability	(26,164,812)	(10,930,815)

* Information relating to one of the Company’s pension plans is excluded from the above table as this plan was over-funded by approximately $70,000 at December 28, 2013.

Estimated future benefit payments to participants of the Company’s pension plans are $3.1 million in 2015, $3.4 million in 2016, $3.5 million in 2017, $3.8 million in 2018, $4.1 million in 2019 and a total of $24.6 million from 2020 through 2024.

Estimated future benefit payments to participants of the Company’s postretirement plan are $175,000 in 2015, $188,000 in 2016, $197,000 in 2017, $207,000 in 2018, $220,000 in 2019 and a total of $1,259,000 from 2020 through 2024.

The Company expects to make cash contributions to its qualified pension plans of approximately $3.0 million and to its postretirement plan of approximately $150,000 in 2015.

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

The fair values of the company’s pension plans assets at January 3, 2015 and December 28, 2013, utilizing the fair value hierarchy discussed in Note 2, follow:

	January 3, 2015
	Level 1	Level 2	Level 3	Total
Cash and Equivalents:
Common/collective trust funds	$—	$1,201,073	$—	$1,201,073
Equities:
The Eastern Company Common Stock	3,473,938	—	—	3,473,938
Common/collective trust funds
U.S. Large Cap (a)	—	6,936,880	—	6,936,880
U.S. Small Cap (b)	—	4,632,485	—	4,632,485
Concentrated Equity (c)	—	5,788,864	—	5,788,864
International Large Cap with Active Currency (d)	—	7,606,489	—	7,606,489
Emerging Market (e)	—	3,188,672	—	3,188,672

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. Retirement Benefit Plans (continued)
	January 3, 2015
	Level 1	Level 2	Level 3	Total
Fixed Income:
Common/collective trust funds
Intermediate Bond (f)	—	17,013,171	—	17,013,171
Target Duration LDI Fixed Income Funds (g)
• 6 Year LDI Fund	—	226,826	—	226,826
• 8 Year LDI Fund	—	227,960	—	227,960
• 10 Year LDI Fund	—	343,712	—	343,712
• 12 Year LDI Fund	—	919,538	—	919,538
• 14 Year LDI Fund	—	1,212,739	—	1,212,739
• 16 Year LDI Fund	—	520,522	—	520,522
Long Duration Fixed Credit (h)	—	8,112,746	—	8,112,746
Insurance contracts	—	2,946,495	—	2,946,495
Total	$3,473,938	$60,878,172	$—	$64,352,110

	December 28, 2013
	Level 1	Level 2	Level 3	Total
Cash and Equivalents:
Common/collective trust funds	$—	$204,874	$—	$204,874
Equities:
The Eastern Company Common Stock	3,082,494	—	—	3,082,494
Common/collective trust funds
U.S. Large Cap	—	6,643,640	—	6,643,640
U.S. Small Cap	—	4,485,040	—	4,485,040
Concentrated Equity	—	5,578,600	—	5,578,600
International Large Cap with Active Currency	—	7,788,246	—	7,788,246
Emerging Market	—	3,231,355	—	3,231,355
Fixed Income:
Common/collective trust funds
Intermediate Bond	—	15,817,474	—	15,817,474
Target Duration LDI Fixed Income Funds
• 6 Year LDI Fund	—	211,661	—	211,661
• 8 Year LDI Fund	—	211,101	—	211,101
• 10 Year LDI Fund	—	316,556	—	316,556
• 12 Year LDI Fund	—	845,278	—	845,278
• 14 Year LDI Fund	—	1,108,960	—	1,108,960
• 16 Year LDI Fund	—	475,035	—	475,035
Long Duration Fixed Credit	—	7,363,673	—	7,363,673
Insurance contracts	—	2,987,000	—	2,987,000
Total	$3,082,494	$57,268,493	$—	$60,350,987

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

The investment portfolio contains a diversified blend of common stocks, bonds, cash equivalents, and other investments, which may reflect varying rates of return. The investments are further diversified within each asset classification. The portfolio diversification provides protection against a single security or class of securities having a disproportionate impact on aggregate performance. The Company has elected to change its investment strategy to better match the assets with the underlying plan liabilities.  Currently, the long-term target allocations for plan assets are 50% in equities and 50% in fixed income although the actual plan asset allocations may be within a range around these targets.  The actual asset allocations are reviewed and rebalanced on a periodic basis to maintain the target allocations.  It is expected that, as the funded status of the plans improves, more assets will be invested in long-duration fixed income instruments.

The plans’ assets include 202,562 and 193,624 shares of the common stock of the Company having a market value of $3,473,938 and $3,082,494 at January 3, 2015 and December 28, 2013, respectively. During 2014, The Salaried Pension Plan purchased 8,938 shares of common stock at a cost of $146,712.  No shares were sold in this period.  No shares were purchased or sold in 2013.  Dividends received during 2014 and 2013 on the common stock of the Company were $93,507 and $81,322 respectively.

The fair values of the Company’s postretirement plan assets at January 3, 2015 and December 28, 2013, utilizing the fair value hierarchy discussed in Note 2, follow:
	January 3, 2015
	Level 1	Level 2	Level 3	Total
Fixed Income:
Insurance contracts	$—	$—	$1,149,204	$1,149,204
Total	$—	$—	$1,149,204	$1,149,204

	December 28, 2013
	Level 1	Level 2	Level 3	Total
Fixed Income:
Insurance contracts	$—	$—	$1,187,603	$1,187,603
Total	$—	$—	$1,187,603	$1,187,603

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. Retirement Benefit Plans (continued)

The level 3 asset consists of an insurance contract with The Prudential Life Insurance Company of America.  It is designed to provide life insurance benefits for eligible retirees of the Company.  The contract is valued annually by the insurance company, based on activity in the account.  An analysis of the Level 3 asset of the Company’s postretirement plan is as follows:

	2014	2013
Fair value of Level 3 assets at beginning of year	$1,187,603	$1,204,779
Change due to availability of final actual assets and census data	(2,451)	12,577
Actual return on plan assets	22,434	46,013
Employer contributions	19,639	—
Benefits paid	(78,021)	(75,766)
Fair value of Level 3 assets at end of year	$1,149,204	$1,187,603

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

A one-percentage-point change in assumed health care cost trend rates would have the following effects on the postretirement benefit plan:
	1-Percentage Point
	Increase	Decrease
Effect on total of service and interest cost components	$55,785	$(45,328)

Effect on postretirement benefit obligation	$645,868	$(52,432)

U.S. salaried employees and most employees of the Company’s Canadian subsidiaries are covered by defined contribution plans.

The Company has a contributory savings plan under Section 401(k) of the Internal Revenue Code covering substantially all U.S. non-union employees. The plan allows participants to make voluntary contributions of up to 100% of their annual compensation on a pretax basis, subject to IRS limitations. The plan provides for contributions by the Company at its discretion. The Company made contributions of $186,545 in 2014, $194,068 in 2013, and $187,531in 2012.

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

One customer of the Metal Products segment, Jennmar Corporation, accounted for 10.5% of total sales in 2014 and 11.5% of total sales in 2013.  No other customer exceeded 10% of total revenue in 2014, 2013 or 2012.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

11. Reportable Segments (continued)

	2014	2013	2012
Revenue: Sales to unaffiliated customers:
Industrial Hardware	$58,666,229	$60,367,209	$72,268,559
Security Products	49,381,553	48,751,688	50,138,121
Metal Products	32,777,578	33,339,382	35,102,505
	$140,825,360	$142,458,279	$157,509,185

Inter-segment Revenue:
Industrial Hardware	$984,192	$373,797	$270,911
Security Products	2,565,733	2,558,127	2,914,667
Metal Products	—	11,540	—
	$3,549,925	$2,943,464	$3,185,578

Income Before Income Taxes:
Industrial Hardware	$5,063,786	$4,797,254	$7,566,512
Security Products	4,058,554	2,780,403	4,113,661
Metal Products	2,596,308	2,808,664	1,871,250
Operating Profit	11,718,648	10,386,321	13,551,423
Interest expense	(254,576)	(322,731)	(369,357)
Other income	64,691	50,305	42,452
	$11,528,763	$10,113,895	$13,224,518

Geographic Information:
Net Sales:
United States	$117,478,557	$114,085,322	$120,604,363
Foreign	23,346,803	28,372,957	36,904,822
	$140,825,360	$142,458,279	$157,509,185

Foreign sales are primarily to customers in North America.

Identifiable Assets:
United States	$105,771,961	$96,289,200	$95,441,029
Foreign	15,498,595	17,569,209	20,413,121
	$121,270,556	$113,858,409	$115,854,150

Industrial Hardware	$29,660,695	$31,820,269	$34,425,594
Security Products	51,573,251	43,582,088	41,857,156
Metal Products	21,037,058	19,282,393	18,281,619
	102,271,004	94,684,750	94,564,369
General corporate	18,999,552	19,173,659	21,289,781
	$121,270,556	$113,858,409	$115,854,150

The Eastern Company

Notes to Consolidated Financial Statements (continued)

11. Reportable Segments (continued)

	2014	2013	2012
Depreciation and Amortization:
Industrial Hardware	$1,631,521	$2,085,618	$1,769,097
Security Products	621,501	592,555	628,652
Metal Products	1,233,280	1,147,113	1,042,051
	$3,486,302	$3,825,286	$3,439,800

Capital Expenditures:
Industrial Hardware	$1,929,022	$1,967,335	$1,552,147
Security Products	973,365	469,669	260,692
Metal Products	664,851	3,002,556	2,337,104
	3,567,238	5,439,560	4,149,943
Currency translation adjustment	10,347	(245)	(2,730)
General corporate	55,580	84,427	69,757
	$3,633,165	$5,523,742	$4,216,970

12. Recent Accounting Pronouncements

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

In April 2014, the FASB issued authoritative guidance which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. To qualify as a discontinued operation the standard requires a disposal to represent a strategic shift that has, or will have, a major effect on an entity's operations and financial results. The standard also expands the disclosures for discontinued operations and requires new disclosures related to individually material dispositions that do not qualify as discontinued operations. The guidance is effective for fiscal years beginning after December 15, 2014, with early adoption permitted.  The Company adopted this guidance with its fiscal year effective January 4, 2015 and does not expect any impact on the consolidated financial statements of the Company.  This guidance will impact the reporting of any future dispositions.

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

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk for the Company is its receivable accounts. The Company has established credit limits for customers and monitors their balances to mitigate its risk of loss. At January 3, 2015 and December 28, 2013, there were no significant concentrations of credit risk. No customer represented more than 10% of total accounts receivable at January 3, 2015 and December 28, 2013.  The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable.

Interest Rate Risk

As of January 3, 2015 the Company currently has a fixed rate of 4.98% and 3.90% on its term debt.  On January 3, 2015 the interest rate on the Company’s revolver was a variable rate based on LIBOR plus 2.25%.  See Note 5, Debt for additional details concerning the Loan Agreement.  As the revolver is short term in nature, the Company does not consider this as a material risk to the financial statements.

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

Fair Value Measurements

Assets and liabilities that require fair value measurement are recorded at fair value using market and income valuation approaches and considering the Company’s and counterparty’s credit risk. The Company uses the market approach and the income approach to value assets and liabilities as appropriate.  There were no assets or liabilities requiring fair value measurement on January 3, 2015.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

14. Selected Quarterly Financial Information (Unaudited)

Selected quarterly financial information (unaudited) follows:
			2014
	First	Second	Third	Fourth	Year
Net sales	$35,849,126	$34,779,773	$35,803,405	$34,393,056	$140,825,360
Gross margin	7,513,406	7,776,304	8,641,473	8,555,221	32,486,404
Selling and administrative expenses	5,216,289	4,988,364	4,892,600	5,670,503	20,767,756
Net income	1,502,885	1,693,503	2,431,817	2,033,271	7,661,476

Net income per share:
Basic	$.24	$.27	$.39	$.33	$1.23
Diluted	$.24	$.27	$.39	$.33	$1.23

Weighted average shares outstanding:
Basic	6,222,213	6,222,676	6,223,140	6,231,729	6,225,068
Diluted	6,239,149	6,239,866	6,240,396	6,231,729	6,237,914

			2013
	First	Second	Third	Fourth	Year
Net sales	$34,692,174	$39,247,980	$34,256,086	$34,262,039	$142,458,279
Gross margin	6,266,580	8,530,842	7,224,409	8,125,689	30,147,520
Selling and administrative expenses	4,681,296	5,223,185	4,767,505	5,089,213	19,761,199
Net (loss)/income	1,005,248	2,174,294	1,798,783	1,923,596	6,901,921

Net (loss)/income per share:
Basic	$.16	$.35	$.29	$.31	$1.11
Diluted	$.16	$.35	$.29	$.31	$1.11

Weighted average shares outstanding:
Basic	6,219,775	6,220,569	6,221,515	6,221,851	6,220,928
Diluted	6,236,842	6,238,025	6,238,074	6,238,089	6,237,758

Fiscal 2014 consisted of 13 weeks for the first, second and third quarters, with the fourth quarter being 14 weeks, totaling 53 weeks for the year. Fiscal 2013 consisted of four 13 week quarters totaling 52 weeks for the year.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
The Eastern Company
Naugatuck, Connecticut

We have audited the accompanying consolidated balance sheets of The Eastern Company (the Company) as of January 3, 2015 and December 28, 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended January 3, 2015. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 3, 2015 and December 28, 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended January 3, 2015 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 3, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2015 expressed an unqualified opinion.

/s/ Fiondella, Milone & LaSaracina LLP

Glastonbury, Connecticut
March 13, 2015

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended January 3, 2015, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 240.13a-15.  As defined in Exchange Act Rules 240.13a-15(e) and 240.15d-15(e), “the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based upon that evaluation, the CEO and CFO concluded that the Company’s current disclosure controls and procedures were effective as of the January 3, 2015 evaluation date.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 240.13a-15(f) and 240.15d-15(f). Under the supervision and with the participation of our management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 3, 2015.

The independent registered public accounting firm of the Company has issued a report on its assessment of the effectiveness of the Company’s internal control over financial reporting as of January 3, 2015. Their report is included below in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
The Eastern Company
Naugatuck, Connecticut

We have audited The Eastern Company’s (the Company) internal control over financial reporting as of January 3, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2015, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows of the Company, and our report dated March 13, 2015 expressed an unqualified opinion.

/s/ Fiondella, Milone & LaSaracina LLP

Glastonbury, Connecticut
March 13, 2015

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Registrant’s definitive proxy statement (“Proxy Statement”) for the 2015 Annual Meeting of Shareholders which is incorporated herein by reference will be filed with the SEC pursuant to Regulation 14A not later than 120 days after January 3, 2015.

The information concerning directors is incorporated herein by reference to our Proxy Statement under the captions “Item No. 1 – Election of Directors” and “Director Compensation in Fiscal 2014”.

The information concerning our executive officers is incorporated herein by reference to our Proxy Statement under the captions “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Compensation Committee Interlocks and Insider Participation”, “Executive Compensation”, “Stock Options”, “Options Exercised in Fiscal 2014”, “Outstanding Equity Awards at Fiscal 2014 Year-End”, and “Termination of Employment and Change in Control Arrangements”. The Registrant’s only Named Executive Officers are Leonard F. Leganza, Chairman, President and Chief Executive Officer, and John L. Sullivan III, Vice President and Chief Financial Officer.

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

Information concerning director and executive compensation is incorporated herein by reference to portions of the Company’s Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after January 3, 2015, under the captions “Director Compensation in Fiscal 2014”, “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Compensation Committee Interlocks and Insider Participation”, “Executive Compensation”, “Stock Options”, “Options Exercised in Fiscal 2014”, “Outstanding Equity Awards at Fiscal 2014 Year-End”, “Termination of Employment and Change in Control Arrangements”, and “Risk Assessment of Compensation Policies and Practices”. The Compensation Committee of the Board of Directors operates under the Compensation Committee Charter, which can be found on the Company’s website at http://www.easterncompany.com by clicking on Corporate Governance.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners and management:

(a)
Information concerning security ownership of certain beneficial owners is incorporated herein by reference to the Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after January 3, 2015, under the caption “Security Ownership of Certain Beneficial Shareholders”.

(b)
Information concerning security ownership of management is incorporated herein by reference to the Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after January 3, 2015, under the captions “Item No. 1 – Election of Directors”, “Security Ownership of Certain Beneficial Shareholders”, “Executive Compensation”, “Stock Options”, “Options Exercised in Fiscal 2014”, and “Outstanding Equity Awards at Fiscal 2014 Year-End”. See also the equity compensation plan information in Item 5 of this Annual Report on Form 10-K.

(c)	Changes in Control

None.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is incorporated herein by reference to our Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after January 3, 2015 under the caption “Policies and Procedures Concerning Related Persons Transactions”.

Information regarding director independence is incorporated herein by reference to our Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after January 3, 2015 under the captions “Item No.1 – Election of Directors” and “The Board of Directors and Committees”.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accountant fees and services is incorporated herein by reference to our Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after January 3, 2015 under the caption “Item No. 2 – Ratification of Appointment of Independent Registered Public Accounting Firm”.

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)                Documents filed as part of this report:

(1)	Financial statements
Consolidated Balance Sheets – January 3, 2015 and December 28, 2013                                                      28.

Consolidated Statements of Income — Fiscal years ended January 3, 2015,
December 28, 2013 and December 29, 2012	30.

Consolidated Statements of Comprehensive Income — Fiscal years ended
January 3, 2015, December 28, 2013 and December 29, 2012	30.

Consolidated Statements of Shareholders’ Equity — Fiscal years ended
January 3, 2015, December 28, 2013 and December 29, 2012	31.

Consolidated Statements of Cash Flows—Fiscal years ended January 3, 2015,
December 28, 2013 and December 29, 2012	33.

Notes to Consolidated Financial Statements                                                                                                     34.

Report of Independent Registered Public Accounting Firm                                                                           56.

(2)           Financial Statement Schedule
Schedule II — Valuation and qualifying accounts                                                                                           62.

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

Form 8-K filed on December 15, 2014 setting forth the press release reporting the Company’s acquisition of the assets and business of Argo Transdata Corporation.

Form 8-K filed on January 14, 2015 setting forth the press release reporting the Company’s response to a proposal from Synalloy Corporation.

Form 8-K filed on February 12, 2015 setting forth the press release reporting the Company’s earnings for the quarter and fiscal year ended January 3, 2015 is incorporated herein by reference.

Form 8-K filed on March 3, 2015 setting forth the 2015 Executive Incentive Program is incorporated herein by reference.

Form 8-K filed on March 3, 2015 setting forth the change in control agreement between the Company and John L. Sullivan III is incorporated herein by reference.

(c)	None.

The Eastern Company and Subsidiaries

Schedule II – Valuation and Qualifying accounts

COL. A	COL. B	COL. C		COL. D	COL. E
		ADDITIONS
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts-Describe	Deductions – Describe	Balance at End of Period
Fiscal year ended January 3, 2015: Deducted from asset accounts: Allowance for doubtful accounts	$410,000	$71,927		$67,927 (a)	$414,000

Fiscal year ended December 28, 2013: Deducted from asset accounts: Allowance for doubtful accounts	$487,000	$106,485		$183,485 (a)	$410,000

Fiscal year ended December 29, 2012: Deducted from asset accounts: Allowance for doubtful accounts	$423,000	$147,313		$83,313 (a)	$487,000

 (a) Uncollectible accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 13, 2015	THE EASTERN COMPANY

By /s/ John L. Sullivan III John L. Sullivan III Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Leonard F. Leganza Leonard F. Leganza Chairman, President and Chief Executive Officer	March 13, 2015

/s/ John L. Sullivan III John L. Sullivan III Vice President and Chief Financial Officer	March 13, 2015

/s/ Kenneth R. Sapack Kenneth R. Sapack Chief Accounting Officer	March 13, 2015

/s/ John W. Everets John W. Everets Director	March 13, 2015

/s/ Charles W. Henry Charles W. Henry Director	March 13, 2015

/s/ David C. Robinson David C. Robinson Director	March 13, 2015

/s/ Donald S. Tuttle III Donald S. Tuttle III Director	March 13, 2015

EXHIBIT INDEX

(3)
Restated Certificate of Incorporation dated August 14, 1991 is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 1991 and the Registrant’s Form 8-K filed on February 13, 1991. Amended and restated bylaws dated July 29, 1996 are attached to this Form 10-K.

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

(b)
Supplemental Retirement Plan dated September 9, 1998 with Leonard F. Leganza is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999, as amended by amendment incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 14, 2007.

(c)	The Eastern Company 2010 Executive Stock Incentive Plan effective April 28, 2010 is incorporated by reference to the Registrant’s Form S-8 filed on September 2, 2010.

(d)
Employment Agreement dated December 18, 2013 with Leonard F. Leganza is incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 19, 2013, as amended by amendment incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 23, 2014.

(e)	The Eastern Company 2015 Executive Incentive Program is incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 3, 2015.

(f)	The change in control agreement between the Company and John L. Sullivan III is incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 3, 2015.

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

(101)
The following materials from The Eastern Company Annual Report on Form 10-K for the year ended January 3, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of January 3, 2015 and December 28, 2013, (ii) the Consolidated Statements of Income for the fiscal years ended January 3, 2015, December 28, 2013 and December 29, 2012, (iii) the Consolidated Statements of Comprehensive Income for the fiscal years ended January 3, 2015, December 28, 2013, and December 29, 2012, (iv) the Consolidated Statements of Shareholders’ Equity for the years ended January 3, 2015, December 28, 2013, and December 29, 2012, (v) the Consolidated Statements of Cash Flows for the years ended January 3, 2015, December 28, 2013, and December 29, 2012, and (vi) the Notes to Consolidated Financial Statements.