Form 10-Q
period 2015-04-04
EASTERN CO
filed 2015-05-01
CIK 31107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 4, 2015

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding as of April 28, 2015
Common Stock, No par value	6,244,391

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	April 4, 2015	January 3, 2015
Current Assets
Cash and cash equivalents	$14,135,291	$15,834,444
Accounts receivable, less allowances: $416,000 - 2015; $414,000 - 2014	19,261,425	17,064,245
Inventories	34,161,532	34,402,197
Prepaid expenses and other assets	2,791,034	2,659,737
Recoverable income taxes receivable	-	380,000
Deferred income taxes	950,024	950,024
Total Current Assets	71,299,306	71,290,647

Property, Plant and Equipment	63,506,975	62,970,497
Accumulated depreciation	(35,568,640)	(34,919,067)
	27,938,335	28,051,430

Goodwill	14,796,385	14,960,354
Trademarks	174,662	174,662
Patents, technology, and other intangibles net of accumulated amortization	2,398,441	2,498,570
Deferred income taxes	4,108,379	4,294,893
	21,477,867	21,928,479
TOTAL ASSETS	$120,715,508	$121,270,556

LIABILITIES AND SHAREHOLDERS’ EQUITY	April 4, 2015	January 3, 2015
Current Liabilities
Accounts payable	$8,206,809	$8,256,600
Accrued compensation	1,555,950	2,916,832
Other accrued expenses	2,151,947	1,201,114
Current portion of long-term debt	1,071,429	1,071,429
Total Current Liabilities	12,986,135	13,445,975

Other long-term liabilities	564,669	564,669
Long-term debt, less current portion	2,857,143	3,214,285
Accrued postretirement benefits	2,947,514	2,905,908
Accrued pension cost	26,445,275	26,164,812

Shareholders’ Equity
Voting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Nonvoting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Common Stock, no par value:
Authorized: 50,000,000 shares
Issued: 8,939,120 shares in 2015 and 8,938,742 shares in 2014	28,939,556	28,932,058
Treasury Stock: 2,694,729 shares in 2015 and 2014	(19,105,723)	(19,105,723)
Retained earnings	87,867,776	87,680,667

Accumulated other comprehensive income (loss):
Foreign currency translation	260,847	855,179
Unrecognized net pension and postretirement benefit costs, net of tax	(23,047,684)	(23,387,274)
Accumulated other comprehensive loss	(22,786,837)	(22,532,095)
Total Shareholders’ Equity	74,914,772	74,974,907
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$120,715,508	$121,270,556

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	April 4, 2015	March 29, 2014
Net sales	$36,876,842	$35,849,126
Cost of products sold	(29,541,664)	(28,335,720)
Gross margin	7,335,178	7,513,406

Selling and administrative expenses	(5,963,695)	(5,216,289)
Operating profit	1,371,483	2,297,117

Interest expense	(52,825)	(68,569)
Other income	7,007	7,283
Income before income taxes	1,325,665	2,235,831

Income taxes	451,714	732,946
Net income	$873,951	$1,502,885

Earnings per share:
Basic	$.14	$.24

Diluted	$.14	$.24

Cash dividends per share:	$.11	$.11

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	April 4, 2015	March 29, 2014
Net income	$873,951	$1,502,885
Other comprehensive (loss) income:
Change in foreign currency translation	(594,332)	(366,529)
Change in pension and postretirement benefit costs, net of taxes of: 2015 – $186,514 2014 – $100,350	339,590	184,330
Total other comprehensive (loss) income	(254,742)	(182,199)
Comprehensive income	$619,209	$1,320,686

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	April 4, 2015	March 29, 2014
Operating Activities
Net income	$873,951	$1,502,885
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	959,857	823,320
Loss on sale of equipment and other assets	-	85,623
Provision for doubtful accounts	-	27,374
Issuance of Common Stock for directors’ fees	7,498	7,490
Changes in operating assets and liabilities:
Accounts receivable	(2,317,994)	(1,993,182)
Inventories	33,403	299,770
Prepaid expenses and other	(140,975)	(176,412)
Prepaid pension cost	807,838	539,852
Recoverable taxes receivable	380,000	-
Other assets	57,208	(48,591)
Accounts payable	(14,302)	1,048,202
Accrued compensation	(1,349,334)	(1,640,177)
Other accrued expenses	1,029,720	(62,850)
Net cash provided by operating activities	326,870	413,304

Investing Activities
Purchases of property, plant and equipment	(820,161)	(690,041)
Net cash used in investing activities	(820,161)	(690,041)

Financing Activities
Principal payments on long-term debt	(357,142)	(357,142)
Dividends paid	(686,841)	(684,438)
Net cash used in financing activities	(1,043,983)	(1,041,580)

Effect of exchange rate changes on cash	(161,879)	(151,708)
Net change in cash and cash equivalents	(1,699,153)	(1,470,025)

Cash and cash equivalents at beginning of period	15,834,444	19,988,361
Cash and cash equivalents at end of period	$14,135,291	$18,518,336

See accompanying notes.

THE EASTERN COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
April 4, 2015

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. Refer to the Company’s consolidated financial statements and notes thereto included in its Form 10-K for the year ended January 3, 2015 for additional information.

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

The condensed consolidated balance sheet as of January 3, 2015 has been derived from the audited consolidated balance sheet at that date.

Note B – Earnings Per Share

The denominators used in the earnings per share computations follow:

	Three Months Ended
	April 4, 2015	March 29, 2014
Basic:
Weighted average shares outstanding	6,244,088	6,222,213

Diluted:
Weighted average shares outstanding	6,244,088	6,222,213
Dilutive stock options	-	16,936
Denominator for diluted earnings per share	6,244,088	6,239,149

Note C – Inventories

The components of inventories follow:

	April 4, 2015	January 3, 2015

Raw material and component parts	$ 9,155,290	$ 9,219,341
Work in process	7,037,276	7,074,950
Finished goods	17,968,966	18,107,906
	$ 34,161,532	$ 34,402,197

Note D – Segment Information

Segment financial information follows:

	Three Months Ended
	April 4, 2015	March 29, 2014
Revenues:
Sales to unaffiliated customers:
Industrial Hardware	$14,786,666	$14,130,751
Security Products	14,100,916	12,547,036
Metal Products	7,989,260	9,171,339
	$36,876,842	$35,849,126

Income before income taxes:
Industrial Hardware	$731,545	$1,095,834
Security Products	786,291	555,287
Metal Products	(146,353)	645,996
Operating Profit	1,371,483	2,297,117
Interest expense	(52,825)	(68,569)
Other income	7,007	7,283
Income before income taxes	$1,325,665	$2,235,831

Note E – Recent Accounting Pronouncements

In April 2015, the FASB issued authoritative guidance which simplifies the presentation of debt issuance costs. The amendments in this accounting standard update require debt issuance costs be presented on the balance sheet as a direct reduction from the carrying amount of the related debt liability.  The amendments in this accounting standard update are to be applied retrospectively and are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  The adoption of the new guidance is not expected to have a material impact on the consolidated financial statements of the Company.

In February 2015, the FASB issued authoritative guidance which amends certain requirements for determining whether a variable interest entity must be consolidated.  The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  The adoption of the new guidance is not expected to have a material impact on the consolidated financial statements of the Company.

In January 2015, the FASB issued authoritative guidance that modifies reporting of extraordinary items in the income statement.  The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  The adoption of the new guidance is not expected to have a material impact on the consolidated financial statements of the Company.

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

The Company has loan covenants under the Loan Agreement which required the Company to maintain a fixed charge coverage ratio of at least 1.1 to 1, a leverage ratio of no more than 1.75 to 1, and minimum tangible net worth of $43 million as of the end of Fiscal 2010 increasing each year by 50% of consolidated net income.  As part of the amendment signed on January 23, 2014, the leverage ratio was eliminated and the minimum tangible net worth covenant was modified to a fixed $55 million, effective as of March 29, 2014.  In addition, the Company has restrictions on, among other things, new capital leases, purchases or redemptions of its capital stock, mergers and divestitures, and new borrowing.  The Company was in compliance with all covenants in 2014 and for the three month period ended April 4, 2015.

Note G – Goodwill

The following is a roll-forward of goodwill from year-end 2014 to the end of the first quarter 2015:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total

Beginning balance	$1,901,312	$13,059,042	$—	$14,960,354
Foreign exchange	(163,969)	—	—	(163,969)
Ending balance	$1,737,343	$13,059,042	$—	$14,796,385

Note H – Intangibles

The gross carrying amount and accumulated amortization of amortizable intangible assets:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total	Weighted-Average Amortization Period (Years)
2015 Gross Amount
Patents and developed technology	$2,431,010	$1,029,423	$--	$3,460,433	15.7
Customer relationships	--	449,706	--	449,706	5.0
Non-compete agreements	--	407,000	--	407,000	5.0
Intellectual property	--	307,370	--	307,370	5.0
Total Gross Intangibles	$2,431,010	$2,193,499	$--	$4,624,509	12.7

2015 Accumulated Amortization
Patents and developed technology	$1,617,196	$550,668	$--	$2,167,864
Customer relationships	--	22,485	--	22,485
Non-compete agreements	--	20,350	--	20,350
Intellectual property	--	15,369	--	15,369
Accumulated Amortization	$1,617,196	$608,872	$--	$2,226,068

Net April 4, 2015 per Balance Sheet	$813,814	$1,584,627	$--	$2,398,441

2014 Gross Amount
Patents and developed technology	$2,494,261	$1,025,303	$--	$3,519,564	15.7
Customer relationships	--	449,706	--	449,706	5.0
Non-compete agreements	--	407,000	--	407,000	5.0
Intellectual property	--	307,370	--	307,370	5.0
Total Gross Intangibles	$2,294,261	$2,189,379	$--	$4,683,640	12.7

2014 Accumulated Amortization
Patents and developed technology	$1,649,655	$535,415	$--	$2,185,070
Customer relationships	--	--	--	--
Non-compete agreements	--	--	--	--
Intellectual property	--	--	--	--
Accumulated Amortization	$1,649,655	$535,415	$--	$2,185,070

Net January 3, 2015 per Balance Sheet	$844,606	$1,653,964	$--	$2,498,570

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

Significant disclosures relating to these benefit plans for the first quarter of fiscal 2015 and 2014 follow:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014
Service cost	$964,987	$698,424	$54,393	$42,000
Interest cost	859,259	829,299	38,729	40,250
Expected return on plan assets	(1,287,914)	(1,202,632)	(22,984)	(22,250)
Amortization of prior service cost	54,647	54,647	(5,972)	(6,000)
Amortization of the net loss	472,728	236,033	4,701	--
Net periodic benefit cost	$1,063,707	$615,771	$68,867	$54,000

The Company’s funding policy with respect to its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations.  In 2015, the Company expects to contribute $3.0 million into its pension plans and $150,000 into its postretirement plan. As of April 4, 2015, the Company has made contributions totaling approximately $0 into its pension plans and $32,000 to its postretirement plan and will make the remaining contributions as required during the remainder of the year.

The Company has a contributory savings plan under Section 401(k) of the Internal Revenue Code covering substantially all U.S. non-union employees. The plan allows participants to make voluntary contributions of up to 100% of their annual compensation on a pretax basis, subject to IRS limitations. The plan provides for contributions by the Company at its discretion. The Company made contributions of $52,266 and $52,491 in the first quarter of 2015 and 2014, respectively.

Note J – Stock Based Compensation and Stock Options

The Company has a stock option plan for officers, other key employees, and non-employee directors. As of April 4, 2015 the 2010 plan had 500,000 shares reserved for future grant and issuance.  Incentive stock options granted under the 2010 plan must have exercise prices that are not less than 100% of the fair market value of the stock on the dates the options are granted. Restricted stock awards may also be granted to participants under the 2010 plan with restrictions determined by the Compensation Committee of the Company’s Board of Directors. Under the 2010 plan, nonqualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Company’s Board of Directors. No options or restricted stock were granted in the first quarter of 2015 or 2014.

At April 4, 2015, there were no outstanding or exercisable options.

Note K – Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2011 and non-U.S. income tax examinations by tax authorities prior to 2009.

The Company repatriated approximately $1.2 million and $1.1 million in cash from its foreign subsidiaries in the first three months of 2015 and 2014, respectively.  The impact on the effective tax rate was less than 1% in either period.

The total amount of unrecognized tax benefits could increase or decrease within the next twelve months for a number of reasons, including the closure of federal, state and foreign tax years by expiration of the statute of limitations and the recognition and measurement considerations under FASB Accounting Standards Codification (“ASC”) 740.  There have been no significant changes to the amount of unrecognized tax benefits during the three months ended April 4, 2015.  The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will not increase or decrease significantly over the next twelve months.

Note L - Financial Instruments and Fair Value Measurements

Financial Risk Management Objectives and Policies

The Company is exposed primarily to credit, interest rate and currency exchange rate risks which arise in the normal course of business.

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk for the Company is its receivable accounts with customers. The Company has established credit limits for customers and monitors their balances to mitigate the risk of loss. At April 4, 2015 and January 3, 2015, there were no significant concentrations of credit risk. No one customer represented more than 10% of the Company’s net trade receivables at April 4, 2015 or at January 3, 2015.  The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable.

Interest Rate Risk

On April 4, 2015, the Company has no exposure to the risk of changes in market interest rates as the interest rate on the outstanding debt is fixed at 4.98% and 3.90%.

Fair Value Measurements

Assets and liabilities that require fair value measurement are recorded at fair value using market and income valuation approaches and considering the Company’s and counterparty’s credit risk. The Company uses the market approach and the income approach to value assets and liabilities as appropriate. There are no assets or liabilities requiring fair value measurements on April 4, 2015 or January 3, 2015.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in the Company’s financial position and results of operations for the thirteen weeks ended April 4, 2015. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended January 3, 2015 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

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

Overview

Sales in the first quarter of 2015 decreased in the Metal Products segment by 13% when compared to the first quarter of 2014 and sales increased compared to the prior year period in both the Industrial Hardware segment and the Security Products segment by 5% and 12%, respectively, resulting in a 3% consolidated increase compared to the 2014 quarter.  The increase in sales in the first quarter of 2015 is primarily the result of the acquisition of Argo Transdata Corporation that occurred in the fourth quarter of 2014, and is included in the Security Products segment.  Consolidated sales volume of existing products decreased in 2015 by 5% compared to the first quarter of 2014. The first quarter of 2015 was favorably effected by the introduction of new products which increased sales by 8% including the effect of the Argo acquisition.

For the three months ended April 4, 2015, gross margin as a percentage of sales was 20% compared to 21% in the comparable period of 2014.  This decrease was primarily the result of decreased sales volume of mining products in the Metal Products segment causing lower utilization of the Company’s production capacity in the 2015 period.

Selling and administration costs increased $0.7 million or 14% in the first quarter of 2015 compared to the prior year period. The increase is primarily the result of cost totaling approximately $0.6 million related to the proxy contest initiated by Barington Companies Equity Partners, L.P. and certain of its affiliates (“Barington”). Additional costs related to the proxy contest are being incurred and will have a negative impact on the second quarter of 2015.

In general, raw material prices have increased from the prior year period.  The Company, through price increases, is recovering these additional costs from our customers, wherever possible.  The Company expects raw material prices to continue to increase as worldwide economic conditions improve, which may have a negative impact on future operating margins.  Currently, there is no indication that the Company will be unable to obtain supplies of all the raw materials that it requires.

Cash flow from operations in the first quarter of 2015 decreased compared to the same period in 2014. This decrease is primarily due to the timing differences in the collections of accounts receivable, payments of liabilities, and changes in inventories.  Cash on hand and cash flow from operations, along with the result of controlling discretionary expenditures, should be sufficient to enable the Company to meet all its existing obligations and continue its quarterly dividend payments.

A more detailed analysis of the Company’s results of operations and financial condition follows:

Results of Operations

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of operations as a percentage of net sales, by segment:

	Three Months Ended April 4, 2015
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	76.6%	76.4%	93.1%	80.1%
Gross margin	23.4%	23.6%	6.9%	19.9%

Selling and administrative expense	18.5%	18.0%	8.7%	16.2%
Operating profit	4.9%	5.6%	-1.8%	3.7%

	Three Months Ended March 29, 2014
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	74.8%	78.8%	85.8%	79.0%
Gross margin	25.2%	21.2%	14.2%	21.0%

Selling and administrative expense	17.4%	16.8%	7.1%	14.6%
Operating profit	7.8%	4.4%	7.1%	6.4%

The following table shows the amount of change for the first quarter of 2015 compared to the first quarter of 2014 in sales, cost of products sold, gross margin, selling and administrative expenses and operating results, by segment (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$ 656	$ 1,554	$(1,182)	$ 1,028

Volume	0.1%	-3.6%	-15.7%	-5.2%
Prices	0.1%	-0.2%	0.0%	0.0%
New products	4.4%	16.2%	2.8%	8.1%
	4.6%	12.4%	-12.9%	2.9%

Cost of products sold	$ 750	$ 886	$ (429)	$ 1,207
	7.1%	9.0%	-5.5%	4.3%

Gross margin	$ (94)	$ 668	$ (753)	$ (179)
	-2.6%	25.2%	-57.9%	-2.4%

Selling and administrative expenses	$ 270	$ 437	$ 40	$ 747
	11.0%	20.8%	6.0%	14.3%

Operating profit	$ (364)	$ 231	$ (793)	$ (926)
	-33.2%	41.6%	-122.7%	-40.3%

Industrial Hardware Segment

Net sales in the Industrial Hardware segment were up 5% in the first quarter of 2015 compared to the prior year quarter. The higher sales in the first quarter of 2015 reflected an increase in sales of existing latching and hardware products as well as the introduction of new products in the first quarter of 2015 compared to the prior year quarter.  This increase was reduced by lower sales of our lightweight composite panels in the Mexican market in 2015 compared to the prior year period.  All of the new products were developed internally and included a lever arm latch, a trigger latch, a rod assembly and the new sleeper, manufactured from our lightweight composite panel material in our new North Carolina facility, for the Class 8 truck market; a handle latch and a gate latch for the off-highway market; a trigger latch, a rear door lock and a hinge assembly for the bus market; a locking handle assembly, a key locking compression latch and a heavy duty t-handle for the distribution market; an adjustable draw latch, a rotary lock, an adjustable trigger and triangle key tool for the industrial market; as well as a variety of locking and latching products for the many markets we serve.  Our new lightweight composite panel facility in North Carolina made its initial shipments of sleeper bodies in March 2015 and is ready to begin full scale shipments effective in the second quarter of 2015.  We have also recently introduced our lightweight composite panels into the China marketplace to evaluate establishing a lightweight composite panel production line in China.

Cost of products sold for the Industrial Hardware segment increased $0.8 million or 7% in the first quarter of 2015 compared to the first quarter of 2014.  The most significant factors resulting in changes in cost of products sold in the 2015 quarter compared to the 2014 quarter included:

▪ an increase of $0.4 million or 6% in raw materials;
▪ an increase of $0.3 million or 10% in costs for payroll and payroll related charges;
▪ an increase of $0.1 million or 76% in costs for fire and liability insurance;
▪ an increase of $0.1 million or 57% in building rent expense;
▪ an increase of $0.1 million or 26% in other miscellaneous expenses;
▪ a decrease of $0.1 million or 240% in foreign currency exchange;
▪ a decrease of $0.1 million or 81% in costs for equipment rental.

Gross margin as a percentage of net sales for the Industrial Hardware segment decreased from 25% in the first quarter 2014 to 23% in the first quarter of 2015.  The decrease in gross margin for the 2015 period reflects the mix of products produced and the changes in cost of products sold discussed above.

Selling and administrative expenses in the Industrial Hardware segment increased $0.3 million or 11% from 2014 to 2015.  The most significant factor resulting in changes in selling and administrative expenses in the Industrial Hardware segment in the first quarter of 2015 compared to the 2014 quarter was:

▪	an increase of $0.3 million or 100% in charges related to the proxy contest initiated by Barington.

Security Products Segment

Net sales in the Security Products segment increased 12% in the first quarter of 2015 compared to the first quarter of 2014.  The increase in sales in the first quarter of 2015 in the Security Products segment is primarily the result of the Argo acquisition.  An increase in sales resulting from the introduction of new lock products, sold primarily to the vehicular and storage markets was offset by a decrease in sales volume of existing products to the commercial laundry market.  Sales of new products included printed circuit board assemblies resulting from the Argo acquisition; a detach latch and a large format interchangeable core padlock for the computer market; a passive keyless entry system for truck saddle boxes and a short length cam lock with stainless steel tumblers for the storage market.

Cost of products sold for the Security Products segment increased $0.9 million or 9% in 2015 as compared to the first quarter of 2014.  The most significant factors resulting in changes in cost of products sold in the first quarter of 2015 compared to 2014 quarter included:

▪ an increase of $0.5 million or 28% in payroll and payroll related charges;
▪ an increase of $0.4 million or 6% in raw materials;
▪ an increase of $0.1 million or 40% in depreciation expense;
▪ an increase of $0.1 million or 45% in miscellaneous expenses;
▪ a decrease of $0.1 million or 455% in foreign currency exchange;
▪ and a decrease of $0.1 million or 32% in costs for supplies and tools.

Gross margin as a percentage of sales for the Security Products segment increased from 21% to 24% primarily due to the gross margin contribution from the Argo acquisition which is included in the 2015 period compared to the same period in 2014 which was prior to the acquisition.

Selling and administrative expenses in the Security Products segment increased $0.4 million or 21% in the first quarter of 2015 compared to the same period in 2014. The most significant factors resulting in changes in selling and administrative expenses in the Security Products segment in the first quarter of 2015 compared to the 2014 quarter was:

▪	an increase of $0.2 million or 100% in charges related to the proxy contest initiated by Barington;
▪	an increase of $0.1 million or 8% in payroll and payroll related charges primarily resulting from the Argo acquisition;
▪	and an increase of $0.1 million or 362% in amortization expense related to the Argo acquisition.

Metal Products Segment

Net sales in the Metal Products segment decreased 13% in the first quarter of 2015 as compared to the prior year period. Sales of mining products were down 15% in 2015 compared to the first quarter of 2014 and sales of contract castings increased 1% from the prior year levels. The lower sales in the first quarter of 2015 primarily reflect a decrease in sales of existing products to our largest customer in the U.S. mining market who serves a significant portion of the Eastern (Appalachian) region thermal and metallurgical coal mining market. This region has been hit hardest due to the higher costs to mine which have made it difficult to compete with natural gas and even coal mined in other areas of the U.S., a trend we expect to continue into 2016. The other U.S. mining regions have seen respectable growth along with the Canadian mining market which has seen substantial growth to partially off-set the reductions incurred in the eastern region in comparison to the first quarter of 2014.  While the mining industry continues to be impacted by lower natural gas prices, excess coal inventories and stricter EPA regulations, it still represents approximately 35% of the U.S. energy consumption and has historically fluctuated dependant on natural gas prices. The sales of contract castings slightly increased due to new products, including nuts produced for gas fittings used in the utility industry, which was partially offset by timing issues in sales of existing products, especially in relation to a solar panel producer who sells through contract on major installations.  We are working with several new customers in the contract casting market which we expect to favorably impact the remainder of the 2015 fiscal year.

Cost of products sold for the Metal Products segment decreased $0.4 million or 6% in the first quarter of 2015 compared to the same period in 2014.  The most significant factors resulting in changes in cost of products sold in the first quarter of 2015 compared to the 2014 first quarter included:

▪	a decrease of $0.1 million or 4% in raw materials;
▪	a decrease of $0.1 million or 16% related to costs for maintenance and repairs;
▪	a decrease of $0.1 million or 10% in costs for supplies and tools;
▪	and a decrease of $0.1 million or 4% in payroll and payroll related charges.

Gross margin as a percentage of net sales decreased from 14% in the first quarter of 2014 to 7% for the 2015 quarter.  The decrease is primarily due to lower utilization of the facility due to the lower sales volume, as well as, the mix of products produced and the cost changes noted above.

Selling and administrative expenses in the Metal Products segment increased less than $0.1 million or 6% in the first quarter of 2015 compared to the same period in 2014. The most significant factors resulting in changes in selling and administrative expenses in the Metal Products segment in the first quarter of 2015 compared to the 2014 quarter was:

▪	an increase of slightly more than $0.1 million or 100% in charges related to the proxy contest initiated by Barington;
▪	and a decrease of less than $0.1 million or 19% in payroll and payroll related charges.

Other Items

Interest expense decreased 23% in the first quarter of 2015 compared to the prior year period due to the decreased level of debt.

Other income for both periods presented was not material to the financial statements.

Income taxes reflected the change in the operating results.  The effective tax rate in the first quarter of 2015 was 34.1% and was comparable to the 2014 effective rate which was 32.8%.

Liquidity and Sources of Capital

The Company generated $327,000 of cash from its operations during the first three months of 2015 compared to $413,000 during the same period in 2014.  The decrease in cash flows in the 2015 quarter compared to the prior year period was primarily the result of the associated timing differences in the collections of accounts receivable, payments of liabilities, and changes in inventories.  Cash flow from operations coupled with cash on hand at the beginning of the year was sufficient to fund capital expenditures, debt service, and dividend payments.

Additions to property, plant and equipment were $800,000 for the first three months of 2014 compared to $700,000 for the same period in 2014.  Total capital expenditures for 2015 are expected to be approximately $6 million.  As of April 4, 2015, there is approximately $400,000 of outstanding commitments for these capital expenditures.

The following table shows key financial ratios at the end of each period:

	First Quarter 2015	First Quarter 2014	Year End 2014
Current ratio	5.5	5.5	5.3
Average days’ sales in accounts receivable	48	47	49
Inventory turnover	3.5	3.7	3.1
Total debt to shareholders’ equity	5.2%	7.0%	5.7%

The following table shows important liquidity measures as of the balance sheet date for each period below (in millions):
	First Quarter 2015	First Quarter 2014	Year End 2014
Cash and cash equivalents
- Held in the United States	$4.6	$9.4	$5.6
- Held by a foreign subsidiary	9.5	9.1	10.2
	14.1	18.5	15.8
Working capital	58.3	58.3	57.8
Net cash provided by operating activities	0.3	0.4	9.3
Change in working capital impact on net cash used in operating activities	(1.5)	(2.0)	(2.2)
Net cash used in investing activities	(0.8)	(0.7)	(8.6)
Net cash used in financing activities	(1.0)	(1.0)	(4.5)

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

Total inventories remained fairly constant at $34.2 million on April 4, 2015 compared to $34.4 million at year end 2014 and increased approximately 13% from $30.3 million at the end of the first quarter of 2014.  Management has made inventory control a priority in 2015, and has been able to hold inventory fairly even in the first three months of the year.  Accounts receivable was $19.3 million compared to $17.1 million at year end 2014 and $18.2 million at the end of the first quarter of 2014.  The increase from year end is related to higher revenues in the first three months of the current year and to a slightly slower collection rate.   The Company expects to improve on the collection rate as we move through the remainder of this year.

Cash on hand, cash flow from operating activities and funds available under the revolving credit portion of the Company’s Loan Agreement are expected to be sufficient to cover future foreseeable working capital requirements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from what was reported in the 2014 Annual Report on Form 10-K.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of the end of the quarter ended April 4, 2015, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 240.13a-15.  As defined in Exchange Act Rules 240.13a-15(e) and 240.15d-15(e), “the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based upon that evaluation, the CEO and CFO concluded that the Company’s current disclosure controls and procedures were effective as of the April 4, 2015 evaluation date.

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

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On April 17, 2015, Barington Companies Equity Partners, L.P. (“Barington”) filed a purported class action lawsuit against the Company and its board of directors (the “Board”) in the Superior Court of Waterbury, Connecticut (the “Action”).  The Action alleges, among other things, that the Eastern Board breached its fiduciary duties by amending the Company’s bylaws to allow the board to fill vacancies resulting from an expansion of the number of board seats.  The Action also challenges the Board’s announced intention to increase the size of the Board and appoint a new director after the May 20, 2015 Annual Meeting and seeks, among other things, injunctive relief preventing the Board from nominating a new director to fill a vacancy that is the result of an expansion of the number of board seats.  On April 17, 2015, Barington filed a motion for expedited proceedings and discovery prior to the May 20, 2015 Annual Meeting.  On April 29, 2015, the Court issued an Order holding that the Action is derivative and staying the case until July 11, 2015 pursuant to Connecticut law.  No estimate for the cost of defending this suit was available when this Form 10-Q was filed with the SEC.

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

ITEM 1A – RISK FACTORS

There have been no material changes in risk factors from what was reported in the 2014 Annual Report on Form 10-K.

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

99(1)) The Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 2015 is incorporated herein by reference.

99(2)) Form 8-K filed on March 20, 2015 setting forth an amendment to the Company’s bylaws and the press release reporting the Company’s (i) director nominees for election at the Company’s 2015 annual meeting of shareholders, (ii) intention to expand the size of the Board by one and appoint a new director to the resulting vacancy and (iii) filing of its preliminary proxy statement is incorporated herein by reference.

99(3)) Form 8-K filed on March 30, 2015 setting forth the press release reporting the engagement of Wells Fargo Securities as the Company’s financial advisor is incorporated herein by reference.

99(4)) Form 8-K filed on April 13, 2015 setting forth the press release reporting the release of the President’s Letter from the Annual Report to Shareholders is incorporated herein by reference.

99(5)) Form 8-K filed on April 29, 2015 setting forth the press release reporting the Company’s earnings for the quarter ended April 4, 2015 is incorporated herein by reference.

99(6)) Form 8-K filed on May 1, 2015 setting forth the promotion of Angelo Labbadia as the Company’s Vice President and Chief Operating Officer is incorporated herein by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE EASTERN COMPANY
(Registrant)
DATE: May 1, 2015	/s/Leonard F. Leganza
Leonard F. Leganza Chairman, President and Chief Executive Officer

DATE: May 1, 2015	/s/John L. Sullivan III
John L. Sullivan III Vice President and Chief Financial Officer