Form 10-Q
period 2015-07-04
EASTERN CO
filed 2015-07-31
CIK 31107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 4, 2015

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding as of July 29, 2015
Common Stock, No par value	6,245,038

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	July 4, 2015	January 3, 2015
Current Assets
Cash and cash equivalents	$13,320,316	$15,834,444
Accounts receivable, less allowances: $429,000 - 2015; $414,000 - 2014	19,945,228	17,064,245
Inventories	34,903,196	34,402,197
Prepaid expenses and other assets	2,131,757	2,659,737
Recoverable income taxes receivable	-	380,000
Deferred income taxes	950,024	950,024
Total Current Assets	71,250,521	71,290,647

Property, Plant and Equipment	64,210,404	62,970,497
Accumulated depreciation	(36,325,780)	(34,919,067)
	27,884,624	28,051,430

Goodwill	14,797,557	14,960,354
Trademarks	168,688	174,662
Patents, technology, and other intangibles net of accumulated amortization	2,314,239	2,498,570
Deferred income taxes	3,921,865	4,294,893
	21,202,349	21,928,479
TOTAL ASSETS	$120,337,494	$121,270,556

LIABILITIES AND SHAREHOLDERS’ EQUITY	July 4, 2015	January 3, 2015
Current Liabilities
Accounts payable	$9,327,877	$8,256,600
Accrued compensation	1,870,323	2,916,832
Other accrued expenses	691,356	1,201,114
Current portion of long-term debt	1,071,429	1,071,429
Total Current Liabilities	12,960,985	13,445,975

Other long-term liabilities	564,669	564,669
Long-term debt, less current portion	2,500,000	3,214,285
Accrued postretirement benefits	2,992,026	2,905,908
Accrued pension cost	26,182,873	26,164,812

Shareholders’ Equity
Voting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Nonvoting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Common Stock, no par value:
Authorized: 50,000,000 shares
Issued: 8,939,767 shares in 2015 and 8,938,742 shares in 2014	28,952,017	28,932,058
Treasury Stock: 2,694,729 shares in 2015 and 2014	(19,105,723)	(19,105,723)
Retained earnings	87,765,487	87,680,667

Accumulated other comprehensive income (loss):
Foreign currency translation	233,256	855,179
Unrecognized net pension and postretirement benefit costs, net of tax	(22,708,096)	(23,387,274)
Accumulated other comprehensive loss	(22,474,840)	(22,532,095)
Total Shareholders’ Equity	75,136,941	74,974,907
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$120,337,494	$121,270,556

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months Ended		Three Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net sales	$73,914,539	$70,628,899	$37,037,697	$34,779,773
Cost of products sold	(58,667,200)	(55,339,189)	(29,125,536)	(27,003,469)
Gross margin	15,247,339	15,289,710	7,912,161	7,776,304

Selling and administrative expenses	(13,019,834)	(10,204,653)	(7,056,139)	(4,988,364)
Operating profit	2,227,505	5,085,057	856,022	2,787,940

Interest expense	(100,570)	(133,195)	(47,745)	(64,626)
Other income	26,967	23,966	19,960	16,683
Income before income taxes	2,153,902	4,975,828	828,237	2,739,997

Income taxes	695,357	1,779,440	243,643	1,046,494
Net income	$1,458,545	$3,196,388	$584,594	$1,693,503

Earnings per Share:
Basic	$.23	$.51	$.09	$.27

Diluted	$.23	$.51	$.09	$.27

Cash dividends per share:	$.22	$.22	$.11	$.11

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Six Months Ended		Three Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net income	$1,458,545	$3,196,388	$584,594	$1,693,503
Other comprehensive income/(loss):
Change in foreign currency translation	(621,923)	(52,772)	(27,591)	313,757
Change in pension and postretirement benefit costs, net of taxes of: 2015 – $373,028 and $186,514, respectively 2014 – $200,718 and $100,368, respectively	679,178	368,695	339,588	184,365
Total other comprehensive income	57,255	315,923	311,997	498,122
Comprehensive income	$1,515,800	$3,512,311	$896,591	$2,191,625

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	July 4, 2015	June 28, 2014
Operating Activities
Net income	$1,458,545	$3,196,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,902,386	1,666,843
Unrecognized pension and postretirement benefits	1,156,385	674,219
Loss on sale of equipment and other assets	17,734	84,785
Provision for doubtful accounts	26,626	51,330
Issuance of Common Stock for directors’ fees	19,960	14,994
Changes in operating assets and liabilities:
Accounts receivable	(3,038,008)	(2,096,292)
Inventories	(724,353)	(120,992)
Prepaid expenses and other	513,110	378,211
Recoverable taxes receivable	380,000	-
Other assets	21,384	(96,529)
Accounts payable	1,099,021	1,137,942
Accrued compensation	(1,039,252)	(1,356,886)
Other accrued expenses	(440,315)	(391,757)
Net cash provided by operating activities	1,353,223	3,142,256

Investing Activities
Purchases of property, plant and equipment	(1,609,471)	(1,608,421)
Net cash used in investing activities	(1,609,471)	(1,608,421)

Financing Activities
Principal payments on long-term debt	(714,285)	(714,285)
Dividends paid	(1,373,724)	(1,368,927)
Net cash used in financing activities	(2,088,009)	(2,083,212)

Effect of exchange rate changes on cash	(169,871)	(61,671)
Net change in cash and cash equivalents	(2,514,128)	(611,048)

Cash and cash equivalents at beginning of period	15,834,444	19,988,361
Cash and cash equivalents at end of period	$13,320,316	$19,377,313

See accompanying notes.

THE EASTERN COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
July 4, 2015

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

The condensed consolidated balance sheet as of January 3, 2015 has been derived from the audited consolidated balance sheet at that date.

Note B – Earnings Per Share

The denominators used in the earnings per share computations follow:

	Six Months Ended		Three Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Basic:
Weighted average shares outstanding	6,244,250	6,222,444	6,244,451	6,222,676

Diluted:
Weighted average shares outstanding	6,244,250	6,222,444	6,244,451	6,222,676
Dilutive stock options	-	17,063	-	17,190
Denominator for diluted earnings per share	6,244,250	6,239,507	6,244,451	6,239,866

Note C – Inventories

The components of inventories follow:

	July 4, 2015	January 3, 2015

Raw material and component parts	$ 9,354,057	$ 9,219,341
Work in process	7,190,058	7,074,950
Finished goods	18,359,081	18,107,906
	$ 34,903,196	$ 34,402,197

Note D – Segment Information

Segment financial information follows:

	Six Months Ended		Three Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Revenues:
Sales to unaffiliated customers:
Industrial Hardware	$29,906,612	$29,195,398	$15,119,946	$15,064,647
Security Products	29,536,240	24,967,882	15,435,324	12,420,846
Metal Products	14,471,687	16,465,619	6,482,427	7,294,280
	$73,914,539	$70,628,899	$37,037,697	$34,779,773

Income before income taxes:
Industrial Hardware	$1,369,091	$2,566,403	$637,546	$1,470,569
Security Products	1,436,293	1,445,451	650,002	890,165
Metal Products	(577,879)	1,073,203	(431,526)	427,206
Operating Profit	2,227,505	5,085,057	856,022	2,787,940
Interest expense	(100,570)	(133,195)	(47,745)	(64,626)
Other income	26,967	23,966	19,960	16,683
	$2,153,902	$4,975,828	$828,237	$2,739,997

Note E – Recent Accounting Pronouncements

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

Note F – Debt

On January 29, 2010, the Company signed a secured Loan Agreement (the “Loan Agreement”) with People’s United Bank which included a $5,000,000 term portion (the “Original Term Loan”) and a $10,000,000 revolving credit portion.  On January 25, 2012, the Company amended the loan agreement by taking an additional $5,000,000 term loan (the “2012 Term Loan”).  Interest on the Original Term Loan portion of the Loan Agreement is fixed at 4.98%.  Interest on the 2012 Term Loan is fixed at 3.90%.  The interest rate on the revolving credit portion of the Loan Agreement varied based on the LIBOR rate or People’s Prime rate plus a margin spread of 2.25%, with a floor rate of 3.25% and a maturity date of January 31, 2014.  On January 23, 2014, the Company signed an amendment to its secured Loan Agreement with People’s United Bank (“People’s”) which extended the maturity date of the $10,000,000 revolver portion of the Loan Agreement to July 1, 2016 and changed the interest rate to LIBOR plus 2.25%, eliminating the floor previously in place.

The Company has loan covenants under the Loan Agreement which required the Company to maintain a fixed charge coverage ratio of at least 1.1 to 1, a leverage ratio of no more than 1.75 to 1, and minimum tangible net worth of $43 million as of the end of Fiscal 2010 increasing each year by 50% of consolidated net income.  As part of the amendment signed on January 23, 2014, the leverage ratio was eliminated and the minimum tangible net worth covenant was modified to a fixed $55 million, effective as of March 29, 2014.  In addition, the Company has restrictions on, among other things, new capital leases, purchases or redemptions of its capital stock, mergers and divestitures, and new borrowing.  The Company was in compliance with all covenants in 2014 and for the six month period ended July 4, 2015.

Note G – Goodwill

The following is a roll-forward of goodwill from year-end 2014 to the end of the second quarter 2015:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total

Beginning balance	$1,901,312	$13,059,042	$—	$14,960,354
Foreign exchange	(162,797)	—	—	(162,797)
Ending balance	$1,738,515	$13,059,042	$—	$14,797,557

Note H – Intangibles

Patents are recorded at cost and are amortized using the straight-line method over the lives of the patents. Technology and licenses are recorded at cost and are generally amortized on a straight-line basis over periods ranging from 5 to 17 years. Customer relationships, non-compete agreements and intellectual property are being amortized using the straight-line method over a period of 5 years. Trademarks are not amortized as their lives are deemed to be indefinite.

The gross carrying amount and accumulated amortization of amortizable intangible assets:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total	Weighted-Average Amortization Period (Years)
2015 Gross Amount
Patents and developed technology	$2,429,839	$1,042,307	$--	$3,472,146	15.6
Customer relationships	--	449,706	--	449,706	5.0
Non-compete agreements	--	407,000	--	407,000	5.0
Intellectual property	--	307,370	--	307,370	5.0
Total Gross Intangibles	$2,429,839	$2,206,383	$--	$4,636,222	12.6

2015 Accumulated Amortization
Patents and developed technology	$1,639,193	$566,382	$--	$2,205,575
Customer relationships	--	44,971	--	44,971
Non-compete agreements	--	40,700	--	40,700
Intellectual property	--	30,737	--	30,737
Accumulated Amortization	$1,639,193	$682,790	$--	$2,321,983

Net July 4, 2015 per Balance Sheet	$790,646	$1,523,593	$--	$2,314,239

2014 Gross Amount
Patents and developed technology	$2,494,261	$1,025,303	$--	$3,519,564	15.7
Customer relationships	--	449,706	--	449,706	5.0
Non-compete agreements	--	407,000	--	407,000	5.0
Intellectual property	--	307,370	--	307,370	5.0
Total Gross Intangibles	$2,494,261	$2,189,379	$--	$4,683,640	12.7

2014 Accumulated Amortization
Patents and developed technology	$1,649,655	$535,415	$--	$2,185,070
Customer relationships	--	--	--	--
Non-compete agreements	--	--	--	--
Intellectual property	--	--	--	--
Accumulated Amortization	$1,649,655	$535,415	$--	$2,185,070

Net January 3, 2015 per Balance Sheet	$844,606	$1,653,964	$--	$2,498,570

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

Significant disclosures relating to these benefit plans for the second quarter and first six months of fiscal 2015 and 2014 follow:
	Pension Benefits
	Six Months Ended		Three Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Service cost	$1,929,975	$1,396,848	$964,988	$698,424
Interest cost	1,718,476	1,658,557	859,217	829,258
Expected return on plan assets	(2,575,828)	(2,405,262)	(1,287,914)	(1,202,630)
Amortization of prior service cost	109,293	109,293	54,646	54,646
Amortization of the net loss	945,456	472,065	472,728	236,032
Net periodic benefit cost	$2,127,372	$1,231,501	$1,063,665	$615,730

	Postretirement Benefits
	Six Months Ended		Three Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Service cost	$108,785	$86,951	$54,393	$44,951
Interest cost	77,458	78,741	38,729	38,491
Expected return on plan assets	(45,968)	(47,406)	(22,984)	(25,156)
Amortization of prior service cost	(11,944)	(11,945)	(5,972)	(5,945)
Amortization of the net loss	9,402	--	4,701	--
Net periodic benefit cost	$137,733	$106,341	$68,867	$52,341

The Company’s funding policy with respect to its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations.  In 2015, the Company expects to contribute $3.0 million into its pension plans and $150,000 into its postretirement plan. As of July 4, 2015, the Company has made contributions totaling approximately $1.2 million into its pension plans and $57,000 to its postretirement plan and will make the remaining contributions as required during the second half of the year.

The Company has a contributory savings plan under Section 401(k) of the Internal Revenue Code covering substantially all U.S. non-union employees. The plan allows participants to make voluntary contributions of up to 100% of their annual compensation on a pretax basis, subject to IRS limitations. The plan provides for contributions by the Company at its discretion. The Company made contributions of $55,660 and $107,926 in the second quarter and first six months of 2015, respectively and $50,964 and $103,455 in the second quarter and first six months of 2014, respectively.

Note J – Stock Based Compensation and Stock Options

The Company has a stock option plan for officers, other key employees, and non-employee directors.  As of July 4, 2015 the 2010 plan had 500,000 shares reserved for future grant and issuance.  Incentive stock options granted under the 2010 plan must have exercise prices that are not less than 100% of the fair market value of the stock on the dates the options are granted.  Restricted stock awards may also be granted to participants under the 2010 plan with restrictions determined by the Compensation Committee of the Company’s Board of Directors.  Under the 2010 plan, nonqualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Company’s Board of Directors.  No options or restricted stock were granted in the first six months of 2015 or 2014.

At July 4, 2015, there were no outstanding or exercisable options.

Note K – Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2011 and non-U.S. income tax examinations by tax authorities prior to 2009.

The Company repatriated approximately $1.2 million and $2.8 million in cash from its foreign subsidiaries in the first six months of 2015 and 2014, respectively.  The impact on the effective tax rate was less than 1% in 2015 and approximately 2.4% in 2014.

The total amount of unrecognized tax benefits could increase or decrease within the next twelve months for a number of reasons, including the closure of federal, state and foreign tax years by expiration of the statute of limitations and the recognition and measurement considerations under FASB Accounting Standards Codification (“ASC”) 740.  There have been no significant changes to the amount of unrecognized tax benefits during the six months ended July 4, 2015.  The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will not increase or decrease significantly over the next twelve months.

Note L - Financial Instruments and Fair Value Measurements

Financial Risk Management Objectives and Policies

The Company is exposed primarily to credit, interest rate and currency exchange rate risks which arise in the normal course of business.

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk for the Company is its receivable accounts with customers. The Company has established credit limits for customers and monitors their balances to mitigate the risk of loss. At July 4, 2015 and January 3, 2015, there were no significant concentrations of credit risk. No one customer represented more than 10% of the Company’s net trade receivables at July 4, 2015 or at January 3, 2015.  The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable.

Interest Rate Risk

On July 4, 2015, the Company has no exposure to the risk of changes in market interest rates as the interest rate on the outstanding debt is fixed at 4.98% and 3.90%.

Fair Value Measurements

Assets and liabilities that require fair value measurement are recorded at fair value using market and income valuation approaches and considering the Company’s and counterparty’s credit risk. The Company uses the market approach and the income approach to value assets and liabilities as appropriate. There are no assets or liabilities requiring fair value measurements on July 4, 2015 or January 3, 2015.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in the Company’s financial position and results of operations for the twenty-six weeks ended July 4, 2015. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended January 3, 2015 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

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

Overview

Sales in the second quarter of 2015 increased 7% compared to the second quarter of 2014, and was primarily the result of a sales increase of 9% in new products to the many diverse markets we serve.  The increase was offset in part by a decrease of 2% in sales of existing products.  In the second quarter of 2015 Industrial Hardware sales increased less than 1%, Security Products sales increased 24% and Metal Products sales decreased 11% compared to the prior year period.

Sales in the first six months of 2015 increased 5% compared to the prior year period, and was primarily the result of a sales increase of 9% in new products to the many diverse markets we serve.  The increase was offset in part by a decrease of 4% in sales of existing products.  Compared to the prior year period, sales increased in the first six months of 2015 by 2% in the Industrial Hardware segment and by 18% in the Security Products segment, while sales decreased by 12% in the Metal Products segment resulting in a 5% increase.

Gross margin as a percentage of sales for both the three months and first six months ended July 4, 2015 was 21% compared to the 22% in the prior year period. This decrease was primarily the negative result of decreased sales volume of mining products in the Metal Products segment causing lower utilization of the Company’s production capacity in the 2015 period, the favorable impact of the Argo acquisition which is included in 2015 but not in 2014, and the mix of products produced and sold.

Selling and administration costs increased $2.1 million or 42% in the second quarter and $2.8 million or 28% in the first half of 2015 compared to the prior year period. The increase is primarily the result of legal and administrative costs totaling approximately $1.4 million in the second quarter and $2.0 million in the first six months of 2015 related to the proxy contest initiated by Barington Companies Equity Partners, L.P. and certain of its affiliates (“Barington”), reimbursement of Barington Companies Management, LLC costs for winning the proxy contest, and the legal and settlement costs associated with the settlement of a lawsuit initiated by Barington Companies Equity Partners, L.P.

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

Cash flow from operations in the first six months of 2015 decreased compared to the same period in 2014. This decrease was abnormally primarily impacted due to the Company’s legal and administrative expenses associated with the proxy contest initiated by Barington, reimbursement of proxy contest costs to Barington Companies Management, LLC for winning the proxy contest, and the legal and settlement costs associated with the settlement of the lawsuit initiated by Barington Companies Equity Partners, L.P.  The decrease was also impacted by timing differences in the collection of accounts receivable, payments of liabilities, and changes in inventories.  Cash on hand and cash flow from operations, along with controlling discretionary expenditures, should enable the Company to meet all its existing obligations and continue its quarterly dividend payments.

A more detailed analysis of the Company’s results of operations and financial condition follows:

Results of Operations

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of operations as a percentage of net sales, by segment:

	Three Months Ended July 4, 2015
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	74.6%	75.9%	94.7%	78.6%
Gross margin	25.4%	24.1%	5.3%	21.4%

Selling and administrative expense	21.2%	19.9%	12.0%	19.1%
Operating profit	4.2%	4.2%	-6.7%	2.3%

	Three Months Ended June 28, 2014
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	74.4%	76.3%	86.7%	77.7%
Gross margin	25.6%	23.7%	13.3%	22.3%

Selling and administrative expense	15.9%	16.5%	7.5%	14.3%
Operating profit	9.7%	7.2%	5.8%	8.0%

The following table shows the amount of change for the second quarter of 2015 compared to the second quarter of 2014 in sales, cost of products sold, gross margin, selling and administrative expenses and operating profit, by segment (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$ 55	$ 3,015	$ (812)	$ 2,258

Volume	-9.2%	12.2%	-12.3%	-2.2%
Prices	0.3%	-0.3%	0.0%	0.0%
New products	9.3%	12.4%	1.2%	8.7%
	0.4%	24.3%	-11.1%	6.5%

Cost of products sold	$ 80	$ 2,227	$ (185)	$ 2,122
	0.7%	23.5%	-2.9%	7.9%

Gross margin	$ (25)	$ 788	$ (627)	$ 136
	-0.6%	26.8%	-64.4%	1.7%

Selling and administrative expenses	$ 808	$ 1,028	$ 232	$ 2,068
	33.8%	50.2%	42.4%	41.5%

Operating profit	$ (833)	$ (240)	$ (859)	$(1,932)
	-56.6%	-27.0%	-201.0%	-69.3%

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of income as a percentage of net sales, by segment:

	Six Months Ended July 4, 2015
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	75.6%	76.1%	93.8%	79.4%
Gross margin	24.4%	23.9%	6.2%	20.6%

Selling and administrative expense	19.8%	19.0%	10.2%	17.6%
Operating profit	4.6%	4.9%	-4.0%	3.0%

	Six Months Ended June 28, 2014
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	74.6%	77.6%	86.2%	78.4%
Gross margin	25.4%	22.4%	13.8%	21.6%

Selling and administrative expense	16.6%	16.6%	7.3%	14.4%
Operating profit	8.8%	5.8%	6.5%	7.2%

The following table shows the amount of change for the first six months of 2015 compared to the first six months of 2014 in sales, cost of products sold, gross margin, selling and administrative expenses and operating profit, by segment (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$ 711	$ 4,569	$ (1,994)	$ 3,286

Volume	-4.8%	4.2%	-14.2%	-3.7%
Prices	0.2%	-0.2%	0.0%	0.0%
New products	7.0%	14.3%	2.1%	8.4%
	2.4%	18.3%	-12.1%	4.7%

Cost of products sold	$ 829	$ 3,113	$ (614)	$ 3,328
	3.8%	16.1%	-4.3%	6.0%

Gross margin	$ (118)	$ 1,456	$ (1,380)	$ (42)
	-1.6%	26.0%	-60.7%	-0.3%

Selling and administrative expenses	$ 1,080	$ 1,465	$ 271	$ 2,816
	22.2%	35.3%	22.6%	27.6%

Operating profit	$(1,198)	$ (9)	$ (1,651)	$(2,858)
	-46.7%	-0.6%	-153.8%	-56.2%

Industrial Hardware Segment

Net sales in the Industrial Hardware segment were up less than 1% in the second quarter and 2% in the first half of 2015 compared to the prior year periods.  The increase in sales in both the second quarter and first half of 2015 primarily reflect sales from the introduction of new products which was reduced by lower sales of our lightweight composite panels to the Class 8 truck market and the Mexican market compared to the prior year periods.

Sales of existing products increased in both the second quarter and first half of 2015 to the distribution, trailer, service body, military, Class 8 truck and fire and rescue markets.  This increase was reduced by lower sales to the bus and off-highway markets as well as lower sales of our lightweight composite panels to the Class 8 truck market and the Mexican market in 2015 compared to the prior year periods, both of which are the result of scheduling changes by customers.  Our new lightweight composite panel facility in North Carolina made its initial shipments of sleeper cabs in March 2015 and continues to increase its daily build rate for the new lightweight composite sleeper cabs for the Class 8 truck market to meet customer demand.  We expect the North Carolina facility to be accretive to earnings for fiscal year 2015 and to open new opportunities for its products now that Eastern has four panel making facilities in North America.

All of the new products were developed internally and included a cab door handle, a paddle assembly, a trigger latch, a rod assembly and a new sleeper, manufactured from our lightweight composite panel material in our new North Carolina facility, for the Class 8 truck market; a two-stage rotary, a handle latch and a gate latch for the off-highway market; a rear door lock for the bus market; a locking handle assembly, an adjustable draw latch and a heavy duty t-handle for the distribution market; a latch and an ergonomic t handle for the service body market; as well as a variety of locking and latching products for the many markets we serve.

Cost of products sold for the Industrial Hardware segment increased $0.1 million or 1% in the second quarter and $0.8 million or 4% in the first half of 2015 compared to the same periods in 2014.

The most significant factors resulting in changes to the cost of products sold in the second quarter of 2015 compared to the 2014 second quarter included:

•	an increase of $0.2 million or 7% in costs for payroll and payroll related charges;
•	an increase of $0.1 million or 100% in rental equipment;
•	an increase of $0.1 million or 151% in foreign exchange;
•	an increase of $0.1 million or 48% from the sale of scrap;
•	a decrease of $0.3 million or 4% in raw materials;
•	and a decrease of $0.1 million or 94% in fire and liability insurance.

The most significant factors resulting in changes to the cost of products sold in the first half of 2015 compared to the 2014 first half included:

•	an increase of $0.5 million or 8% in costs for payroll and payroll related charges;
•	an increase of $0.1 million or 1% in raw materials;
•	an increase of $0.1 million or 37% from the sale of scrap;
•	an increase of $0.1 million or 66% for property taxes;
•	an increase of $0.1 million or 19% in freight and shipping expenses;
•	an increase of $0.1 million or 47% in rent expense;
•	a decrease of $0.1 million or 61% in engineering expenses;
•	and a decrease of $0.1 million or 1,656% in foreign exchange.

Gross margin as a percentage of sales for the Industrial Hardware segment decreased in the second quarter to 25% in 2015 from 26% in the prior year period and in the first half to 24% from 25% in the prior year period.  The decreases in both the second quarter and first half of 2015 reflect the mix of products produced and the changes to cost of products sold discussed above.

Selling and administrative expenses in the Industrial Hardware segment increased $0.8 million or 34% in the second quarter of 2015 and $1.1 million or 22% in the first half of 2015 as compared to the 2014 periods.

The most significant factor resulting in changes in selling and administrative expenses in the Industrial Hardware segment in the second quarter of 2015 compared to the 2014 second quarter included:

•	an increase of $0.6 million in allocated charges resulting from the proxy contest initiated by Barington in the first quarter of 2015;
•	and an increase of $0.2 million or 9% in costs for payroll and payroll related charges.

The most significant factors resulting in changes in selling and administrative expenses in the Industrial Hardware segment in the first half of 2015 compared to the 2014 first half included:

•	an increase of $0.8 million in allocated charges resulting from the proxy contest initiated by Barington in the first quarter of 2015;
•	an increase of $0.2 million or 6% in costs for payroll and payroll related charges
•	and an increase of $0.1 million or 31% in other administrative expenses.

Security Products Segment

Net sales in the Security Products segment increased 24% in the second quarter and increased 18% in the first half of 2015 compared to the 2014 periods.  The increase in sales in both the second quarter and first half of 2015 was the result of the Argo acquisition which was not in the 2014 results; an increase in sales of existing products including money boxes and card systems to the commercial laundry market, and lock products to the travel, OEM, vehicle, furniture and cash management markets; as well as the introduction of new products.

Sales of new products included printed circuit board assemblies resulting from the Argo acquisition; a detach latch and a mini tubular cam lock for the vehicular markets; a passive keyless entry system for truck saddle boxes, and a short length cam lock with stainless steel tumblers for the storage market; and a mini tubular self-retaining lock for the computer market.

Cost of products sold for the Security Products segment increased $2.2 million or 24% in the second quarter and $3.1 million or 16% in the first half of 2015 compared to the same periods in 2014. The changes in dollars and percentages identified below primarily reflect the acquisition of Argo which was included in the 2015 periods but was not included in the comparable periods for 2014.

The most significant factors resulting in changes in cost of products sold in the second quarter of 2015 compared to the 2014 second quarter included:

•	an increase of $1.4 million or 23% in raw materials
•	an increase of $0.5 million or 28% in costs for payroll and payroll related charges;
•	an increase of $0.2 million or 103% in freight and shipping expenses;
•	an increase of $0.1 million or 21% in engineering expense;
•	and a decrease of $0.1 million or 38% in costs for supplies and tools.

The most significant factors resulting in changes in cost of products sold in the first half of 2015 compared to the 2014 first half included:

•	an increase of $1.8 million or 14% in raw materials;
•	an increase of $1.1 million or 28% in costs for payroll and payroll related charges;
•	an increase of $0.2 million or 35% in freight and shipping expenses;
•	an increase of $0.1 million or 38% in depreciation expense;
•	an increase of $0.1 million or 13% in engineering expense;
•	an increase of $0.1 million or 55% in rental equipment;
•	an increase of $0.1 million or 91% in maintenance and repair costs;
•	a decrease of $0.2 million or 35% in costs for supplies and tools;
•	a decrease of $0.1 million or 58% in miscellaneous taxes;
•	and a decrease of $0.1 million or 38% in fire and liability insurance.

Gross margin as a percentage of sales for the Security Products segment in the second quarter was 24% in 2015 and was comparable to the 2014 period, and increased in the first half to 24% from 22% in the prior year period.  The increase in the first half of 2015 was primarily due to the gross margin contribution from the Argo acquisition which is included in the 2015 period when compared to the same period in 2014 which was prior to the acquisition.

Selling and administrative expenses in the Security Products segment increased $1.0 million or 50% in the second quarter and $1.5 million or 35% in the first half of 2015 as compared to the 2014 periods.

The most significant factors resulting in changes in selling and administrative expenses in the Security Products segment in the second quarter of 2015 compared to the 2014 second quarter included:

•	an increase of $0.6 million in allocated charges resulting from the proxy contest initiated by Barington in the first quarter of 2015;
•	an increase of $0.3 million or 24% in costs for payroll and payroll related charges;
•	and an increase of $0.1 million or 210% for in amortization costs primarily resulting from the acquisition of Argo in 2014.

The most significant factors resulting in changes in selling and administrative expenses in the Security Products segment in the first half of 2015 compared to the 2014 first half included:

•	an increase of $0.8 million in allocated charges resulting from the proxy contest initiated by Barington in the first quarter of 2015;
•	an increase of $0.4 million or 16% in costs for payroll and payroll related charges;
•	an increase of $0.1 million or 271% for in amortization costs primarily resulting from the acquisition of Argo in 2014;
•	an increase of $0.1 million or 86% in insurance costs;
•	and an increase of $0.1 million or 11% in other administrative expenses.

Metal Products Segment

Net sales in the Metal Products segment decreased 11% in the second quarter and 12% in the first half of 2015 as compared to the prior year periods.  Sales of mining products were down 13% in the second quarter and 14% in the first half of 2015 compared to the prior year levels.  The lower sales in both the second quarter and first half of 2015 primarily reflect significant sales reductions of 33% during the first half of 2015 to our largest customer who sells significant volumes into the Eastern (Appalachian) region thermal and metallurgical coal mining market. The remainder of the U.S. mining market is experiencing reductions of 10-15%, which is being partially offset by the Canadian market which has realized significant growth.

While the mining industry continues to be impacted by lower natural gas prices, excess coal inventories and stricter EPA regulations, it still represents approximately 30-35% of U.S. energy consumption and has historically fluctuated depending on natural gas prices.

The introduction of new products, including a shell and a small hole flange nut, helped offset some of the decrease in sales of mining products.  In addition, sales of contract castings increased 8% in the second quarter and 4% in the first half of 2015 from the prior year levels.  The increase in sales of contract castings was primarily due to new products, including nuts produced for gas fittings used in the utility industry.  Sales of existing products used in the Class 8 truck market increased but were offset by timing issues of other products, principally in relation to a solar panel producer who sells through contract on major solar installations.  We are working with several new customers in the contract casting markets, which should have a positive impact on the second half of 2015 and future.

Cost of products sold for the Metal Products segment decreased $0.2 million or 3% in the second quarter and $0.6 million or 4% in the first half of 2015 compared to the same periods in 2014.

The most significant factors resulting in changes in cost of products sold in the second quarter of 2015 compared to the 2014 second quarter included:

•	an increase of $0.8 million or 87% in raw materials;
•	a decrease of $0.6 million or 20% in costs for payroll and payroll related charges;
•	a decrease of $0.2 million or 33% in costs for maintenance and repairs;
•	a decrease of $0.1 million or 96% for pattern costs;
•	and a decrease of $0.1 million or 13% in costs for supplies and tools.

The most significant factors resulting in changes in cost of products sold in the first half of 2015 compared to the 2014 first half included:

•	an increase of $0.7 million or 27% in raw materials;
•	an increase of $0.1 million or 63% from the sale of scrap;
•	a decrease of $0.7 million or 12% in costs for payroll and payroll related charges;
•	a decrease of $0.3 million or 25% related to costs for maintenance and repairs;
•	a decrease of $0.2 million or 12% in costs for supplies and tools;
•	a decrease of $0.1 million or 5% in utility costs;
•	and a decrease of $0.1 million or 93% for pattern costs.

Gross margin as a percentage of net sales for the Metal Products segment decreased from 13% to 5% in the second quarter and decreased from 14% to 6% in the first half of 2015 as compared to the 2014 periods. The decreases in both the second quarter and first half of 2015 are primarily due to the lower sales volume causing lower utilization of the Company’s production capacity in 2015 as compared to the 2014 periods.

Selling and administrative expenses in the Metal Products segment increased $0.2 million or 42% in the second quarter and $0.3 million or 23% in the first half of 2015 as compared to the 2014 periods.

The most significant factor resulting in changes in selling and administrative expenses in the Metal Products segment in the second quarter of 2015 compared to the 2014 second quarter included:

•	an increase of $0.2 million in allocated charges resulting from the proxy contest initiated by Barington in the first quarter of 2015.

The most significant factors resulting in changes in selling and administrative expenses in the Metal Products segment in the first half of 2015 compared to the 2014 first half included:

•	an increase of $0.4 million in allocated charges resulting from the proxy contest initiated by Barington in the first quarter of 2015;
•	and a decrease of $0.1 million or 11% in costs for payroll and payroll related charges.

Other Items

Interest expense decreased 26% in the second quarter and 25% in the first six months of 2015 compared to the prior year period due to the decreased level of debt in 2015.

Other income was not material to the financial statements.

Income taxes reflected the change in operating results. The effective tax rates in the second quarter and first six months of 2015 were 29% and 32%, respectively, compared to 38% and 36%, respectively in the 2014 periods. The lower than expected effective rates are the result of decreased earnings estimates from our US sources (primarily related to the costs of the proxy contest during the first half of the year) compared to earnings estimates from foreign sources that have lower overall tax rates. The higher rates in 2014 also reflect taxes paid on the repatriation of approximately $2.8 million of cash from foreign subsidiaries.

Liquidity and Sources of Capital

The Company generated $1.4 million of cash from its operations during the first six months of 2015 compared to $3.1 million during the same period in 2014.  The decrease in cash flows in the 2015 quarter compared to the prior year period was primarily the result of lower earnings during the period related to the cash expended for the proxy contest as well as the associated timing differences in the collections of accounts receivable, payments of liabilities, and changes in inventories.  Cash flow from operations coupled with cash on hand at the beginning of the year was sufficient to fund capital expenditures, debt service, and dividend payments.

Additions to property, plant and equipment were $1.6 million for the first six months of 2015 and for the same period in 2014.  Total capital expenditures for 2015 are expected to be approximately $3.2 million.  As of July 4, 2015, there is approximately $200,000 of outstanding commitments for these capital expenditures.

The following table shows key financial ratios at the end of each period:

	Second Quarter 2015	Second Quarter 2014	Year End 2014
Current ratio	5.5	5.5	5.3
Average days’ sales in accounts receivable	49	49	49
Inventory turnover	3.4	3.6	3.1
Total debt to shareholders’ equity	4.8%	6.4%	5.7%

The following table shows important liquidity measures as of the balance sheet date for each period below (in millions):
	Second Quarter 2015	Second Quarter 2014	Year End 2014
Cash and cash equivalents
- Held in the United States	$3.6	$11.3	$5.6
- Held by a foreign subsidiary	9.7	8.1	10.2
	13.3	19.4	15.8
Working capital	58.3	59.2	57.8
Net cash provided by operating activities	1.4	3.1	9.3
Change in working capital impact on net cash used in operating activities	(3.2)	(2.5)	(2.2)
Net cash used in investing activities	(1.6)	(1.6)	(8.6)
Net cash used in financing activities	(2.1)	(2.1)	(4.5)

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

Total inventories remained fairly constant at $34.9 million on July 4, 2015 compared to $34.4 million at year end 2014 and increased approximately 13% from $30.8 million at the end of the second quarter of 2014.  Management has made inventory control a priority in 2015, and has been able to hold inventory fairly level in the first six months of the year.  Accounts receivable were $19.9 million compared to $17.1 million at year end 2014 and $18.3 million at the end of the second quarter of 2014.  The increase from year end is related to higher revenues in the first six months of the current year.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of the end of the quarter ended July 4, 2015, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 240.13a-15.  As defined in Exchange Act Rules 240.13a-15(e) and 240.15d-15(e), “the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based upon that evaluation, the CEO and CFO concluded that the Company’s current disclosure controls and procedures were effective as of the July 4, 2015 evaluation date.

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

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On April 17, 2015, Barington Companies Equity Partners, L.P. (“Barington”) filed a purported class action lawsuit against the Company and its board of directors (the “Board”) in the Superior Court of Waterbury, Connecticut (the “Action”).  The Action alleged, among other things, that the Eastern Board breached its fiduciary duties by amending the Company’s bylaws to allow the Board to fill vacancies resulting from an expansion of the number of Board seats.  The Action also challenged the Board’s announced intention to increase the size of the Board and appoint a new director after the May 20, 2015 Annual Meeting, and sought, among other things, injunctive relief preventing the Board from nominating a new director that is the result of an expansion of the number of Board seats without Shareholders voting on the appointment.  On April 17, 2015, Barington filed a motion for expedited proceedings and discovery prior to the May 20, 2015 Annual Meeting.  On April 29, 2015, the Court issued an Order holding that the Action is derivative, and staying the case until July 11, 2015 pursuant to Connecticut law.  On July 13, 2015, the Court approved a Stipulation and Order of Dismissal (the “Stipulation”) entered into by the parties in connection with the Action.  The Stipulation provides for, among other things, the dismissal of the Action after the requisite notice period to shareholders has expired.  The Company expensed $320,500 in legal fees and settlement costs during the second quarter of 2015 resulting from this lawsuit.  All costs and fees related to this matter in excess of this amount have been paid by the Company’s insurance carrier.

During the fourth quarter of 2010, the Company was contacted by the State of Illinois regarding potential ground contamination at our plant in Wheeling, Illinois. The Company enlisted into a voluntary remediation program in Illinois and has engaged an environmental clean-up company to perform testing and develop a remediation plan, if needed. Based on discussions to date with the environmental clean-up company, the Company does not expect any remediation cost to have a material impact on the consolidated financial statements. However, no estimate for the cost of remediation was available when this Form 10-Q was filed with the SEC.

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

99(6)) Form 8-K filed on May 1, 2015 setting forth the promotion of Angelo Labbadia as the Company’s Vice President and Chief Operating Officer is incorporated herein by reference.

99(7)) Form 8-K filed on May 26, 2015 setting forth the results of the vote at the annual meeting of shareholders of the Company which was held on May 20, 2015 is incorporated herein by reference.

99(8)) Form 8-K filed on May 29, 2015 setting forth the press release reporting the Company’s intention to not appoint a sixth director to its Board of Directors without shareholder approval.

99(9)) Form 8-K filed on July 17, 2015 setting forth the Court approved Stipulation and Order of Dismissal (the “Stipulation”) entered into by the parties in connection with a purported class action lawsuit filed on April 17, 2015 by the Barington Companies Equity Partners, L.P. The Stipulation required that notice of its terms be given to shareholders of the Company in the form of this Current Report on Form 8-K.

99(10)) Form 8-K filed on July 29, 2015 setting forth the press release reporting the Company’s earnings for the quarter ended July 4, 2015 is incorporated herein by reference.

99(11)) Form 8-K filed on July 30, 2015 setting forth a letter issued from the Company’s Chairman, President & CEO terminating the engagement of Wells Fargo Securities as the Company’s financial advisor.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE EASTERN COMPANY
(Registrant)
DATE: July 31, 2015	/s/Leonard F. Leganza
Leonard F. Leganza Chairman, President and Chief Executive Officer

DATE: July 31, 2015	/s/John L. Sullivan III
John L. Sullivan III Vice President and Chief Financial Officer