Form 10-Q
period 2015-10-03
EASTERN CO
filed 2015-10-30
CIK 31107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED October 3, 2015

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding as of October 30, 2015
Common Stock, No par value	6,246,412

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	October 3, 2015	January 3, 2015
Current Assets
Cash and cash equivalents	$13,611,066	$15,834,444
Accounts receivable, less allowances: $438,000 - 2015; $414,000 - 2014	19,747,618	17,064,245
Inventories	36,475,448	34,402,197
Prepaid expenses and other assets	2,079,150	2,659,737
Recoverable income taxes receivable	-	380,000
Deferred income taxes	950,024	950,024
Total Current Assets	72,863,306	71,290,647

Property, Plant and Equipment	64,230,401	62,970,497
Accumulated depreciation	(36,924,239)	(34,919,067)
	27,306,162	28,051,430

Goodwill	14,747,158	14,960,354
Trademarks	168,688	174,662
Patents, technology, and other intangibles net of accumulated amortization	2,218,016	2,498,570
Deferred income taxes	3,735,353	4,294,893
	20,869,215	21,928,479
TOTAL ASSETS	$121,038,683	$121,270,556

LIABILITIES AND SHAREHOLDERS’ EQUITY	October 3, 2015	January 3, 2015
Current Liabilities
Accounts payable	$8,286,337	$8,256,600
Accrued compensation	2,674,247	2,916,832
Other accrued expenses	1,167,641	1,201,114
Current portion of long-term debt	1,071,429	1,071,429
Total Current Liabilities	13,199,654	13,445,975

Other long-term liabilities	564,669	564,669
Long-term debt, less current portion	2,142,857	3,214,285
Accrued postretirement benefits	3,029,305	2,905,908
Accrued pension cost	25,819,339	26,164,812

Shareholders’ Equity
Voting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Nonvoting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Common Stock, no par value:
Authorized: 50,000,000 shares
Issued: 8,941,141 shares in 2015 and 8,938,742 shares in 2014	28,974,545	28,932,058
Treasury Stock: 2,694,729 shares in 2015 and 2014	(19,105,723)	(19,105,723)
Retained earnings	89,543,612	87,680,667

Accumulated other comprehensive income (loss):
Foreign currency translation	(761,069)	855,179
Unrecognized net pension and postretirement benefit costs, net of tax	(22,368,506)	(23,387,274)
Accumulated other comprehensive loss	(23,129,575)	(22,532,095)
Total Shareholders’ Equity	76,282,859	74,974,907
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$121,038,683	$121,270,556

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended		Three Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net sales	$110,154,039	$106,432,304	$36,239,500	$35,803,405
Cost of products sold	(85,872,857)	(82,501,121)	(27,205,657)	(27,161,932)
Gross margin	24,281,182	23,931,183	9,033,843	8,641,473

Selling and administrative expenses	(18,604,056)	(15,097,253)	(5,584,222)	(4,892,600)
Operating profit	5,677,126	8,833,930	3,449,621	3,748,873

Interest expense	(145,773)	(193,875)	(45,203)	(60,680)
Other income	33,540	37,996	6,573	14,030
Income before income taxes	5,564,893	8,678,051	3,410,991	3,702,223

Income taxes	1,578,626	3,049,846	883,269	1,270,406
Net income	$3,986,267	$5,628,205	$2,527,722	$2,431,817

Earnings per Share:
Basic	$.64	$.90	$.41	$.39

Diluted	$.64	$.90	$.41	$.39

Cash dividends per share:	$.34 *	$.37 #	$.12 *	$.15 #

* - Includes $0.01 per share redemption for the termination of the 2008 Shareholder Rights Agreement.
# - The Company paid an additional one-time dividend of $0.04 per share in the third quarter of 2014.

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Nine Months Ended		Three Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net income	$3,986,267	$5,628,205	$2,527,722	$2,431,817
Other comprehensive income/(loss):
Change in foreign currency translation	(1,616,248)	(497,620)	(994,325)	(444,848)
Change in pension and postretirement benefit costs, net of taxes of: 2015 – $559,542 and $186,513, respectively 2014 – $301,078 and $100,360, respectively	1,018,768	553,043	339,590	184,348
Total other comprehensive (loss)/income	(597,480)	55,423	(654,735)	(260,500)
Comprehensive income	$3,388,787	$5,683,628	$1,872,987	$2,171,317

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	October 3, 2015	September 27, 2014
Operating Activities
Net income	$3,986,267	$5,628,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,885,560	2,506,785
Unrecognized pension and postretirement benefits	1,356,233	982,195
Loss on sale of equipment and other assets	62,254	105,511
Provision for doubtful accounts	44,126	71,229
Issuance of Common Stock for directors’ fees	42,487	22,491
Changes in operating assets and liabilities:
Accounts receivable	(2,991,497)	(2,448,174)
Inventories	(2,602,651)	(207,873)
Prepaid expenses and other	532,981	56,064
Recoverable income taxes receivable	380,000	-
Other assets	(4,616)	(141,478)
Accounts payable	269,696	1,357,742
Accrued compensation	(186,096)	(672,074)
Other accrued expenses	(125,439)	(247,024)
Net cash provided by operating activities	3,649,305	7,013,599

Investing Activities
Purchases of property, plant and equipment	(2,044,712)	(2,292,872)
Proceeds from sales of equipment and other assets	--	19,000
Net cash used in investing activities	(2,044,712)	(2,273,872)

Financing Activities
Principal payments on long-term debt	(1,071,428)	(1,071,428)
Dividends paid	(2,123,322)	(2,302,391)
Net cash used in financing activities	(3,194,750)	(3,373,819)

Effect of exchange rate changes on cash	(633,221)	(155,480)
Net change in cash and cash equivalents	(2,223,378)	1,210,428

Cash and cash equivalents at beginning of period	15,834,444	19,988,361
Cash and cash equivalents at end of period	$13,611,066	$21,198,789

See accompanying notes.

THE EASTERN COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
October 3, 2015

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

The condensed consolidated balance sheet as of January 3, 2015 has been derived from the audited consolidated balance sheet at that date.

Note B – Earnings Per Share

The denominators used in the earnings per share computations follow:

	Nine Months Ended		Three Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Basic:
Weighted average shares outstanding	6,244,534	6,222,678	6,245,099	6,223,140

Diluted:
Weighted average shares outstanding	6,244,534	6,222,678	6,245,099	6,223,140
Dilutive stock options	-	17,127	-	17,256
Denominator for diluted earnings per share	6,244,534	6,239,805	6,245,099	6,240,396

Note C – Inventories

The components of inventories follow:

	October 3, 2015	January 3, 2015

Raw material and component parts	$ 9,775,420	$ 9,219,341
Work in process	7,513,942	7,074,950
Finished goods	19,186,086	18,107,906
	$ 36,475,448	$ 34,402,197

Note D – Segment Information

Segment financial information follows:

	Nine Months Ended		Three Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Revenues:
Sales to unaffiliated customers:
Industrial Hardware	$46,234,468	$44,202,346	$16,327,856	$15,006,948
Security Products	43,463,335	37,748,241	13,927,096	12,780,359
Metal Products	20,456,236	24,481,717	5,984,548	8,016,098
	$110,154,039	$106,432,304	$36,239,500	$35,803,405

Income before income taxes:
Industrial Hardware	$3,112,008	$3,994,443	$1,742,917	$1,428,040
Security Products	2,672,875	3,088,610	1,236,581	1,643,159
Metal Products	(107,757)	1,750,877	470,123	677,674
Operating Profit	5,677,126	8,833,930	3,449,621	3,748,873
Interest expense	(145,773)	(193,875)	(45,203)	(60,680)
Other income	33,540	37,996	6,573	14,030
	$5,564,893	$8,678,051	$3,410,991	$3,702,223

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

In April 2015, the FASB issued authoritative guidance which simplifies the presentation of debt issuance costs. The amendments in this accounting standard update require debt issuance costs to be presented on the balance sheet as a direct reduction from the carrying amount of the related debt liability.  The amendments in this accounting standard update are to be applied retrospectively and are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  The adoption of the new guidance is not expected to have a material impact on the consolidated financial statements of the Company.

In July 2015, the FASB issued authoritative guidance which requires a company to change its valuation method of inventory from the lower of cost or market (market being replacement cost, net realizable value or net realizable value less an approximate profit margin) to the lower of cost or net realizable value.  The amendment is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  The amendment should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.  The adoption of this amendment is not expected to have a material impact on the consolidated financial statements of the Company.

In September 2015, the FASB issued authoritative guidance which will simplify the accounting for adjustments made to provisional amounts recognized in a business combination.   U.S. GAPP currently requires that during the measurement period, the acquirer retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill.  The amendments require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  The amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years.  The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not yet been issued.  The adoption of this amendment is not expected to have a material impact on the consolidated financial statements of the Company.

The Company has implemented all new accounting pronouncements that are in effect and that could impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued, but are not yet effective, that might have a material impact on the consolidated financial statements of the Company.

Note F – Debt

On January 29, 2010, the Company signed a secured Loan Agreement (the “Loan Agreement”) with People’s United Bank which included a $5,000,000 term portion (the “Original Term Loan”) and a $10,000,000 revolving credit portion.  On January 25, 2012, the Company amended the loan agreement by taking an additional $5,000,000 term loan (the “2012 Term Loan”).  Interest on the Original Term Loan portion of the Loan Agreement is fixed at 4.98%.  Interest on the 2012 Term Loan is fixed at 3.90%.  The interest rate on the revolving credit portion of the Loan Agreement varied based on the LIBOR rate or People’s Prime rate plus a margin spread of 2.25%, with a floor rate of 3.25% and a maturity date of January 31, 2014.  On January 23, 2014, the Company signed an amendment to its secured Loan Agreement with People’s United Bank (“People’s”) which extended the maturity date of the $10,000,000 revolver portion of the Loan Agreement to July 1, 2016 and changed the interest rate to LIBOR plus 2.25%, eliminating the floor previously in place.  The Company did not utilize the revolving credit facility during Fiscal 2014 or during the first nine months of 2015.

The Company has loan covenants under the Loan Agreement which required the Company to maintain a fixed charge coverage ratio of at least 1.1 to 1, a leverage ratio of no more than 1.75 to 1, and minimum tangible net worth of $43 million as of the end of Fiscal 2010 increasing each year by 50% of consolidated net income.  As part of the amendment signed on January 23, 2014, the leverage ratio was eliminated and the minimum tangible net worth covenant was modified to a fixed $55 million, effective as of March 29, 2014.  In addition, the Company has restrictions on, among other things, new capital leases, purchases or redemptions of its capital stock, mergers and divestitures, and new borrowing.  The Company was in compliance with all covenants in 2014 and for the nine month period ended October 3, 2015.

Note G – Goodwill

The following is a roll-forward of goodwill from year-end 2014 to the end of the third quarter 2015:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total

Beginning balance	$1,901,312	$13,059,042	$—	$14,960,354
Foreign exchange	(213,196)	—	—	(213,196)
Ending balance	$1,688,116	$13,059,042	$—	$14,747,158

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

The gross carrying amount and accumulated amortization of amortizable intangible assets:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total	Weighted-Average Amortization Period (Years)
2015 Gross Amount
Patents and developed technology	$2,344,481	$1,049,677	$--	$3,394,158	15.5
Customer relationships	--	449,706	--	449,706	5.0
Non-compete agreements	--	407,000	--	407,000	5.0
Intellectual property	--	307,370	--	307,370	5.0
Total Gross Intangibles	$2,344,481	$2,213,753	$--	$4,558,234	12.4

2015 Accumulated Amortization
Patents and developed technology	$1,583,356	$582,250	$--	$2,165,606
Customer relationships	--	67,456	--	67,456
Non-compete agreements	--	61,050	--	61,050
Intellectual property	--	46,106	--	46,106
Accumulated Amortization	$1,583,356	$756,862	$--	$2,340,218

Net October 3, 2015 per Balance Sheet	$761,125	$1,456,891	$--	$2,218,016

2014 Gross Amount
Patents and developed technology	$2,494,261	$1,025,303	$--	$3,519,564	15.7
Customer relationships	--	449,706	--	449,706	5.0
Non-compete agreements	--	407,000	--	407,000	5.0
Intellectual property	--	307,370	--	307,370	5.0
Total Gross Intangibles	$2,494,261	$2,189,379	$--	$4,683,640	12.7

2014 Accumulated Amortization
Patents and developed technology	$1,649,655	$535,415	$--	$2,185,070
Customer relationships	--	--	--	--
Non-compete agreements	--	--	--	--
Intellectual property	--	--	--	--
Accumulated Amortization	$1,649,655	$535,415	$--	$2,185,070

Net January 3, 2015 per Balance Sheet	$844,606	$1,653,964	$--	$2,498,570

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

Significant disclosures relating to these benefit plans for the third quarter and first nine months of fiscal 2015 and 2014 follow:
	Pension Benefits
	Nine Months Ended		Three Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Service cost	$2,894,960	$2,095,271	$964,985	$698,423
Interest cost	2,577,715	2,487,835	859,239	829,278
Expected return on plan assets	(3,863,742)	(3,607,894)	(1,287,914)	(1,202,632)
Amortization of prior service cost	163,940	163,940	54,647	54,647
Amortization of the net loss	1,418,182	708,098	472,726	236,033
Net periodic benefit cost	$3,191,055	$1,847,250	$1,063,683	$615,749

	Postretirement Benefits
	Nine Months Ended		Three Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Service cost	$163,178	$130,427	$54,393	$43,476
Interest cost	116,186	118,112	38,728	39,371
Expected return on plan assets	(68,952)	(71,109)	(22,984)	(23,703)
Amortization of prior service cost	(17,916)	(17,917)	(5,972)	(5,972)
Amortization of the net loss	14,103	--	4,701	--
Net periodic benefit cost	$206,599	$159,513	$68,866	$53,172

The Company’s funding policy with respect to its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations.  In 2015, the Company expects to contribute $3.0 million into its pension plans and $150,000 into its postretirement plan. As of October 3, 2015, the Company has made contributions totaling approximately $1.9 million into its pension plans and $90,000 to its postretirement plan and will make the remaining contributions as required during the fourth quarter of the year.

The Company has a contributory savings plan under Section 401(k) of the Internal Revenue Code covering substantially all U.S. non-union employees. The plan allows participants to make voluntary contributions of up to 100% of their annual compensation on a pretax basis, subject to IRS limitations. The plan provides for contributions by the Company at its discretion. The Company made contributions of $49,207 and $157,133 in the third quarter and first nine months of 2015, respectively and $49,975 and $153,431 in the third quarter and first nine months of 2014, respectively.

Note J – Stock Based Compensation and Stock Options

The Company has a stock option plan for officers, other key employees, and non-employee directors.  As of October 3, 2015 the 2010 plan had 500,000 shares reserved for future grant and issuance.  Incentive stock options granted under the 2010 plan must have exercise prices that are not less than 100% of the fair market value of the stock on the dates the options are granted.  Restricted stock awards may also be granted to participants under the 2010 plan with restrictions determined by the Compensation Committee of the Company’s Board of Directors.  Under the 2010 plan, nonqualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Company’s Board of Directors.  No options or restricted stock were granted in the first nine months of 2015 or 2014.

At October 3, 2015, there were no outstanding or exercisable options.

Note K – Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2012 and non-U.S. income tax examinations by tax authorities prior to 2010.

The Company repatriated approximately $3.1 million and $2.8 million in cash from its foreign subsidiaries in the first nine months of 2015 and 2014, respectively.  The impact on the effective tax rate was a reduction in the rate by approximately 2.5% in 2015 and an approximate 1.4% increase in the rate in 2014.  The reason for the reduction in 2015 relates to differences in exchange rates from the time the earnings were reported to the date of the dividend.

The total amount of unrecognized tax benefits could increase or decrease within the next twelve months for a number of reasons, including the closure of federal, state and foreign tax years by expiration of the statute of limitations and the recognition and measurement considerations under FASB Accounting Standards Codification (“ASC”) 740.  There have been no significant changes to the amount of unrecognized tax benefits during the nine months ended October 3, 2015.  The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will not increase or decrease significantly over the next twelve months.

Note L - Financial Instruments and Fair Value Measurements

Financial Risk Management Objectives and Policies

The Company is exposed primarily to credit, interest rate and currency exchange rate risks which arise in the normal course of business.

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk for the Company is its receivable accounts with customers. The Company has established credit limits for customers and monitors their balances to mitigate the risk of loss. At October 3, 2015 and January 3, 2015, there were no significant concentrations of credit risk. No one customer represented more than 10% of the Company’s net trade receivables at October 3, 2015 or at January 3, 2015.  The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable.

Interest Rate Risk

On October 3, 2015, the Company has no exposure to the risk of changes in market interest rates as the interest rate on the outstanding debt is fixed at 4.98% and 3.90%.

Fair Value Measurements

Assets and liabilities that require fair value measurement are recorded at fair value using market and income valuation approaches and considering the Company’s and counterparty’s credit risk. The Company uses the market approach and the income approach to value assets and liabilities as appropriate. There are no assets or liabilities requiring fair value measurements on October 3, 2015 or January 3, 2015.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in the Company’s financial position and results of operations for the thirty-nine weeks ended October 3, 2015. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended January 3, 2015 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

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

Overview

Sales in the third quarter of 2015 increased 1% compared to the third quarter of 2014, and was primarily the result of a sales increase of 14% in new products to the many diverse markets we serve.  The increase in new product sales was offset by a decrease of 13% in sales of existing products.  In the third quarter of 2015 Industrial Hardware sales increased 9%, Security Products sales increased 9% and Metal Products sales decreased 25% compared to the prior year period.

Gross margin as a percentage of sales for the three months ended October 3, 2015 was 25% compared to the 24% in the prior year period. This increase was primarily due to the lower commodity prices experienced in the third quarter  as world metal prices continue to fall, and the favorable impact of the Argo acquisition which is included in 2015 but not in 2014, and the mix of products produced and sold.

Sales in the first nine months of 2015 increased 4% compared to the prior year period, and was primarily the result of a sales increase of 10% in new products to the many diverse markets we serve.  The increase was offset in part by a decrease of 7% in sales of existing products.  Compared to the prior year period, sales increased in the first nine months of 2015 by 5% in the Industrial Hardware segment and by 15% in the Security Products segment, while sales decreased by 16% in the Metal Products segment resulting in an overall increase of 4%.

Gross margin as a percentage of sales for the nine months ended October 3, 2015 was 22% compared to 23% in the prior year period. This decrease was primarily the result of decreased sales volume of mining products in the Metal Products segment causing lower utilization of the Company’s production capacity in the 2015 period.  The favorable impact of the Argo acquisition which is included in 2015 but not in 2014, and the mix of products produced and sold were insufficient to offset the volume decline in the Metal Products segment.

Selling and administration costs increased $691,000 or 14% in the third quarter and $3.5 million or 23% in the first nine months of 2015 compared to the prior year period. The increase is primarily the result of legal and administrative costs totaling approximately $2.0 million related to the proxy contest initiated by Barington Companies Equity Partners, L.P. and certain of its affiliates (“Barington”), reimbursement of Barington Companies Management, LLC costs for winning the proxy contest, and the legal and settlement costs associated with the settlement of a lawsuit initiated by Barington Companies Equity Partners, L.P.  All of these costs were recorded by the Company in the first half of this fiscal year.

Raw material prices have generally decreased compared to the prior year periods.  The Company expects that raw material prices will remain soft for the rest of this year and into 2016.  Worldwide commodity prices are lower due to excess supplies in the marketplace.  Currently, there is no indication that the Company will be unable to obtain supplies of all the raw materials that it requires.

Cash flow from operations in the first nine months of 2015 decreased compared to the same period in 2014. This decrease was primarily impacted by the Company’s legal and administrative expenses associated with the proxy contest initiated by Barington, reimbursement of proxy contest costs to Barington Companies Management, LLC for winning the proxy contest, and the legal and settlement costs associated with the settlement of the lawsuit initiated by Barington Companies Equity Partners, L.P.  The decrease was also impacted by timing differences in the collection of accounts receivable, payments of liabilities, and changes in inventories.  Cash on hand and cash flow from operations, along with controlling discretionary expenditures, should enable the Company to meet all its existing obligations and continue its quarterly dividend payments.

A more detailed analysis of the Company’s results of operations and financial condition follows:

Results of Operations

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of operations as a percentage of net sales, by segment:

	Three Months Ended October 3, 2015
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	73.1%	73.6%	83.7%	75.1%
Gross margin	26.9%	26.4%	16.3%	24.9%

Selling and administrative expense	16.2%	17.5%	8.4%	15.4%
Operating profit	10.7%	8.9%	7.9%	9.5%

	Three Months Ended September 27, 2014
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	74.4%	71.8%	85.1%	75.9%
Gross margin	25.6%	28.2%	14.9%	24.1%

Selling and administrative expense	16.1%	15.3%	6.5%	13.6%
Operating profit	9.5%	12.9%	8.4%	10.5%

The following table shows the amount of change for the third quarter of 2015 compared to the third quarter of 2014 in sales, cost of products sold, gross margin, selling and administrative expenses and operating profit, by segment (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$ 1,321	$ 1,147	$ (2,032)	$ 436

Volume	-10.5%	-6.1%	-27.2%	-12.7%
Prices	0.1%	0.8%	0.1%	0.3%
New products	19.2%	14.3%	1.8%	13.6%
	8.8%	9.0%	-25.3%	1.2%

Cost of products sold	$ 773	$ 1,078	$ (1,807)	$ 44
	6.9%	11.7%	-26.5%	0.2%

Gross margin	$ 548	$ 69	$ (225)	$ 392
	14.3%	1.9%	-18.7%	4.5%

Selling and administrative expenses	$ 233	$ 476	$ (18)	$ 691
	9.7%	24.2%	-3.3%	14.1%

Operating profit	$ 315	$ (407)	$ (207)	$ (299)
	22.0%	-24.7%	-30.6%	-8.0%

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of income as a percentage of net sales, by segment:

	Nine Months Ended October 3, 2015
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	74.7%	75.3%	90.9%	78.0%
Gross margin	25.3%	24.7%	9.1%	22.0%

Selling and administrative expense	18.6%	18.5%	9.6%	16.9%
Operating profit	6.7%	6.2%	-0.5%	5.1%

	Nine Months Ended September 27, 2014
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	74.5%	75.6%	85.8%	77.5%
Gross margin	25.5%	24.4%	14.2%	22.5%

Selling and administrative expense	16.5%	16.2%	7.0%	14.2%
Operating profit	9.0%	8.2%	7.2%	8.3%

The following table shows the amount of change for the first nine months of 2015 compared to the first nine months of 2014 in sales, cost of products sold, gross margin, selling and administrative expenses and operating profit, by segment (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$ 2,032	$ 5,715	$ (4,025)	$ 3,722

Volume	-6.7%	0.7%	-18.4%	-6.8%
Prices	0.2%	0.1%	0.0%	0.1%
New products	11.1%	14.3%	2.0%	10.2%
	4.6%	15.1%	-16.4%	3.5%

Cost of products sold	$ 1,602	$ 4,190	$ (2,420)	$ 3,372
	4.9%	14.7%	-11.5%	4.1%

Gross margin	$ 430	$ 1,525	$ (1,605)	$ 350
	3.8%	16.6%	-46.2%	1.5%

Selling and administrative expenses	$ 1,312	$ 1,940	$ 255	$ 3,507
	18.1%	31.8%	14.7%	23.2%

Operating profit	$ (882)	$ (415)	$ (1,860)	$(3,157)
	-22.1%	-13.5%	-106.2%	-35.7%

Industrial Hardware Segment

Net sales in the Industrial Hardware segment were up 9% in the third quarter and 5% in the first nine months of 2015 compared to the prior year periods.  The increase in sales in both the third quarter and first nine months of 2015 primarily reflect sales from the introduction of new products which was reduced by lower sales of our lightweight composite panels to the Class 8 truck market and the Mexican market compared to the prior year periods.

Sales of existing products increased in both the third quarter and first nine months of 2015 to the trailer, service body, military and Class 8 truck markets.  This increase was reduced by lower sales to the distribution and bus markets as well as lower sales of our lightweight composite panels to the Class 8 truck market and the Mexican market in 2015 compared to the prior year periods, both of which are the result of scheduling changes by customers.  Our new lightweight composite panel facility in North Carolina made its initial shipments of sleeper cabs in March 2015 and continues to increase its daily build rate for the new lightweight composite sleeper cabs for the Class 8 truck market to meet customer demand.  At the end of the third quarter, the North Carolina facility was accretive to earnings for fiscal year 2015 and is expected to open new opportunities for its products now that Eastern has four panel making facilities in North America.

All of the new products were developed internally and included a cab door handle, a paddle assembly, a trigger latch, a rod assembly and a new sleeper, manufactured from our lightweight composite panel material in our new North Carolina facility, for the Class 8 truck market; a two-stage rotary, a handle latch and a gate latch for the off-highway market; a rear door lock for the bus market; a locking handle assembly, an adjustable draw latch and a heavy duty t-handle for the distribution market; a latch and an ergonomic t-handle for the service body market; as well as a variety of locking and latching products for the many markets we serve.

Cost of products sold for the Industrial Hardware segment increased $0.8 million or 7% in the third quarter and $1.6 million or 5% in the first nine months of 2015 compared to the same periods in 2014.

The most significant factors resulting in changes to the cost of products sold in the third quarter of 2015 compared to the 2014 third quarter included:

▪	an increase of $0.2 million or 7% in costs for payroll and payroll related charges;
▪	an increase of $0.3 million or 5% in raw materials;
▪	an increase of $0.1 million or 32% in supplies & tools;
▪	an increase of $0.1 million or 48% in other expense;
▪	an increase of $0.1 million or 57% from the sale of scrap;
▪	a decrease of $0.2 million or 37,115% in foreign exchange;
▪	and an increase of $0.1 million or 87% in miscellaneous expense.

The most significant factors resulting in changes to the cost of products sold in the first nine months of 2015 compared to the same period in 2014 included:

▪	an increase of $0.8 million or 8% in costs for payroll and payroll related charges;
▪	an increase of $0.1 million or 1% in raw materials;
▪	an increase of $0.1 million or 14% in supplies & tool costs
▪	an increase of $0.1 million or 15% in shipping expenses;
▪	an increase of $0.1 million or 21% from other costs;
▪	an increase of $0.1 million or 38% in rent expense;
▪	an increase of $0.1 million or 48% for property taxes;
▪	a decrease of $0.1 million or 49% in engineering expenses;
▪	an increase of $0.2 million or 44% from the sale of scrap;
▪	an increase of $0.4 million or 78% in miscellaneous expense;
▪	and a decrease of $0.3 million or 3,535% in foreign exchange.

Gross margin as a percentage of sales for the Industrial Hardware segment increased in the third quarter to 27% in 2015 from 26% in the prior year period, and decreased in the first nine months to 25% from 26% in the prior year period.  The changes in both the third quarter and first nine months of 2015 reflect the mix of products produced and the changes to cost of products sold discussed above.

Selling and administrative expenses in the Industrial Hardware segment increased $0.2 million or 10% in the third quarter of 2015 and $1.3 million or 18% in the first nine months of 2015 as compared to the 2014 periods.

The most significant factor resulting in changes in selling and administrative expenses in the Industrial Hardware segment in the third quarter of 2015 compared to the 2014 third quarter included:

▪	an increase of $0.1 million or 9% in costs for payroll and payroll related charges
▪	and an increase of $0.1 million or 32% in costs for other administrative expenses.

The most significant factors resulting in changes in selling and administrative expenses in the Industrial Hardware segment in the first nine months of 2015 compared to the 2014 first nine months included:

▪	an increase of $0.8 million in allocated charges resulting from the proxy contest initiated by Barington in the first quarter of 2015;
▪	an increase of $0.4 million or 7% in costs for payroll and payroll related charges;
▪	and an increase of $0.1 million or 31% in other administrative expenses.

Security Products Segment

Net sales in the Security Products segment increased 9% in the third quarter and increased 15% in the first nine months of 2015 compared to the 2014 periods.  The increase in sales in both the third quarter and first nine months of 2015 was the result of the Argo acquisition which was not in the 2014 results; an increase in sales of existing products including money boxes and card systems to the commercial laundry market, and lock products to the travel, OEM, vehicle, furniture and cash management markets; as well as the introduction of new products.

Sales of new products included printed circuit board assemblies resulting from the Argo acquisition; a detach latch and a mini tubular cam lock for the vehicular markets; a passive keyless entry system for truck saddle boxes, and a short length cam lock with stainless steel tumblers for the storage market; a mini tubular self-retaining lock for the computer market; and a carded cable luggage lock.

Cost of products sold for the Security Products segment increased $1.1 million or 12% in the third quarter and $4.2 million or 15% in the first nine months of 2015 compared to the same periods in 2014. The changes in dollars and percentages identified below primarily reflect the acquisition of Argo which was included in the 2015 periods but was not included in the comparable periods for 2014.

The most significant factors resulting in changes in cost of products sold in the third quarter of 2015 compared to the 2014 third quarter included:

▪	an increase of $0.6 million or 30% in costs for payroll and payroll related charges;
▪	an increase of $0.5 million or 10% in raw materials;
▪	an increase of $0.1 million or 103% in miscellaneous expenses;
▪	an increase of $0.1 million or 53% in depreciation expense;
▪	and a decrease of $0.2 million or 2,491% in foreign exchange.

The most significant factors resulting in changes in cost of products sold in the first nine months of 2015 compared to the 2014 first nine months included:

▪	an increase of $1.6 million or 29% in costs for payroll and payroll related charges;
▪	an increase of $2.3 million or 13% in raw materials;
▪	an increase of $0.1 million or 66% in maintenance and repair costs;
▪	a decrease of $0.3 million or 29% in costs for supplies and tools;
▪	a decrease of $0.1 million or 54% in miscellaneous taxes;
▪	an increase of $0.2 million or 29% in freight and shipping expenses;
▪	a decrease of $0.1 million or 29% in fire and liability insurance;
▪	an increase of $0.1 million or 55% in rental equipment;
▪	an increase of $0.1 million or 71% in miscellaneous expense;
▪	an increase of $0.1 million or 14% in engineering expense;
▪	an increase of $0.1 million or 43% in depreciation expense;
▪	and an increase of $0.2 million or 1,070% in foreign exchange.

Gross margin as a percentage of sales for the Security Products segment in the third quarter was 26% in 2015 as compared to 28% in the third quarter of 2014.  For the first nine months the gross margin as a percentage of sales increased to 25% in 2015 from 24% in the prior year period.  The decrease in the third quarter was the result of material and labor increases that could not immediately be passed on to the customer.  The increase in the first nine months of 2015 was primarily due to the gross margin contribution from the Argo acquisition which is included in the 2015 period when compared to the same period in 2014 which was prior to the acquisition.

Selling and administrative expenses in the Security Products segment increased $0.5 million or 24% in the third quarter and $1.9 million or 32% in the first nine months of 2015 as compared to the 2014 periods.

The most significant factors resulting in changes in selling and administrative expenses in the Security Products segment in the third quarter of 2015 compared to the 2014 third quarter included:

▪	an increase of $0.3 million or 22% in costs for payroll and payroll related charges;
▪	an increase of $0.1 million or 37% in other administrative expenses;
▪	and an increase of $0.1 million or 366% for amortization costs primarily resulting from the acquisition of Argo in December 2014.

The most significant factors resulting in changes in selling and administrative expenses in the Security Products segment in the first nine months of 2015 compared to the 2014 first nine months included:

▪	an increase of $0.8 million in allocated charges resulting from the proxy contest initiated by Barington in the first quarter of 2015;
▪	an increase of $0.7 million or 18% in costs for payroll and payroll related charges;

▪	an increase of $0.1 million or 19% in other administrative expenses;
▪	an increase of $0.1 million or 95% in insurance costs;
▪	and an increase of $0.2 million or 298% in amortization costs primarily resulting from the acquisition of Argo in December 2014.

Metal Products Segment

Net sales in the Metal Products segment decreased 25% in the third quarter and 16% in the first nine months of 2015 as compared to the prior year periods.  Sales of mining products were down 24% in the third quarter and 17% in the first nine months of 2015 compared to the prior year levels.  The lower sales in both the third quarter and first nine months of 2015 primarily reflect significant sales reductions of 33% during the third quarter and first nine months of 2015 to our largest customers who sell significant volumes into the Eastern (Appalachian) region thermal and U.S. metallurgical coal mining market. Sales in the Canadian market increased in both the third quarter and first nine months of 2015 over the same periods in 2014.

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

Cost of products sold for the Metal Products segment decreased $1.8 million or 27% in the third quarter and $2.4 million or 12% in the first nine months of 2015 compared to the same periods in 2014.

The most significant factors resulting in changes in cost of products sold in the third quarter of 2015 compared to the 2014 third quarter included:

▪	an increase of $0.6 million or 23% in costs for payroll and payroll related charges;
▪	and a decrease of $2.4 million or 99% in raw materials.

The most significant factors resulting in changes in cost of products sold in the first nine months of 2015 compared to the 2014 first nine months included:

▪	a decrease of $0.2 million or 2% in costs for payroll and payroll related charges;
▪	a decrease of $1.6 million or 32% in raw materials;
▪	a decrease of $0.3 million or 20% related to costs for maintenance and repairs;
▪	a decrease of $0.2 million or 6% in costs for supplies and tools;
▪	a decrease of $0.1 million or 9% in utility costs;
▪	a decrease of $0.2 million or 100% for pattern costs;
▪	and an increase of $0.1 million or 63% from the sale of scrap.

Gross margin as a percentage of net sales for the Metal Products segment increased from 15% to 16% in the third quarter of 2015 and decreased from 14% to 9% in the first nine months of 2015 as compared to the 2014 periods. The increase in the third quarter of 2015 is primarily due to the reduction in commodity prices during the period, and the decrease in first nine months of 2015 is primarily due to the lower sales volume causing lower utilization of the Company’s production capacity in 2015 as compared to the 2014 period.

Selling and administrative expenses in the Metal Products segment decreased less than $0.1 million or 3% in the third quarter and increased $0.3 million or 15% in the first nine months of 2015 as compared to the 2014 periods.

There were no significant factors resulting in any changes in selling and administrative for the Metal Products segment in the third quarter as compared to the third quarter of 2014.

The most significant factors resulting in changes in selling and administrative expenses in the Metal Products segment in the first nine months of 2015 compared to the first nine months of 2014 included:

▪	an increase of $0.4 million in allocated charges resulting from the proxy contest initiated by Barington in the first quarter of 2015;
▪	and a decrease of $0.1 million or 11% in costs for payroll and payroll related charges.

Other Items

Interest expense decreased 26% in the third quarter and 25% in the first nine months of 2015 compared to the prior year period due to the decreased level of debt in 2015.

Other income was not material to the financial statements.

Income taxes reflected the change in operating results. The effective tax rates in the third quarter and first nine months of 2015 were 26% and 28%, respectively, compared to 34% and 35%, respectively in the 2014 periods. The lower than expected effective rates are the result of decreased earnings estimates from our US sources (primarily related to the costs of the proxy contest during the first half of the year) compared to earnings estimates from foreign sources that have lower overall tax rates. The lower rates in 2015 were also the result of exchange rate differences on foreign tax credits realized on cash repatriated from foreign operations.

Liquidity and Sources of Capital

The Company generated $3.6 million of cash from its operations during the first nine months of 2015 compared to $7.0 million during the same period in 2014.  The decrease in cash flows in the 2015 quarter compared to the prior year period was primarily the result of lower earnings during the period related to the cash expended for the proxy contest as well as the associated timing differences in the collections of accounts receivable, payments of liabilities, and changes in inventories.  Cash flow from operations coupled with cash on hand at the beginning of the year was sufficient to fund capital expenditures, debt service, and dividend payments.

Additions to property, plant and equipment were $2.0 million for the first nine months of 2015 and $2.3 million for the same period in 2014.  Total capital expenditures for 2015 are expected to be approximately $3.0 million.  As of October 3, 2015, there is approximately $250,000 of outstanding commitments for these capital expenditures.

The following table shows key financial ratios at the end of each period:

	Third Quarter 2015	Third Quarter 2014	Year End 2014
Current ratio	5.5	5.3	5.3
Average days’ sales in accounts receivable	50	48	49
Inventory turnover	3.1	3.6	3.1
Total debt to shareholders’ equity	4.2%	5.9%	5.7%

The following table shows important liquidity measures as of the balance sheet date for each period below (in millions):
	Third Quarter 2015	Third Quarter 2014	Year End 2014
Cash and cash equivalents
- Held in the United States	$ 3.8	$ 11.3	$ 5.6
- Held by a foreign subsidiary	9.8	9.9	10.2
	13.6	21.2	15.8
Working capital	59.7	60.5	57.8
Net cash provided by operating activities	3.6	7.0	9.3
Change in working capital impact on net cash used in operating activities	(4.7)	(2.3)	(2.2)
Net cash used in investing activities	(2.0)	(2.3)	(8.6)
Net cash used in financing activities	(3.2)	(3.4)	(4.5)

As a result of the cash used in the proxy contest during the first half of the year, the Company decided to repatriate approximately $3.1 million in cash from its foreign subsidiaries during the first nine months of 2015.

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

Total inventories were $36.5 million on October 3, 2015 compared to $34.4 million at year end 2014, a 6% increase, and $30.7 million, a 19% increase compared to the end of the third quarter of 2014.  Inventory has increased in all of our segments.  In the Industrial Hardware segment, inventory increased due to the opening of the new panel facility in North Carolina during 2015 and higher sales volume.  In the Security Products segment, inventory increased as a result of the Argo acquisition in December 2014 and increased safety stock levels established to protect against lengthening transit times from our Asian affiliates.  In the Metal Products segment, inventory increased because production was slow to react to the reduced demands from the mining industry.   Accounts receivable were $19.8 million compared to $17.1 million at year end 2014 and $18.5 million at the end of the third quarter of 2014.  The increase from year end is related to higher revenues in the first nine months of the current year.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of the end of the quarter ended October 3, 2015, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 240.13a-15.  As defined in Exchange Act Rules 240.13a-15(e) and 240.15d-15(e), “the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based upon that evaluation, the CEO and CFO concluded that the Company’s current disclosure controls and procedures were effective as of the October 3, 2015 evaluation date.

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

During the fourth quarter of 2010, the Company was contacted by the State of Illinois regarding potential ground contamination at our plant in Wheeling, Illinois.  The Company enrolled in a voluntary remediation program in Illinois and engaged an environmental engineering company to perform testing and develop a remediation plan.  In late July, 2015, the Illinois EPA granted conditional approval of a remediation plan which basically states that institutional controls would be implemented on the site for venting gasses trapped in the soil under the slab on which the building is situated.  Test borings are to be performed to determine the optimal location to place piping for a simple exhaust system to be installed.  This study will be completed during the 4th quarter of this year.  Once completed, it is expected that the Illinois EPA will issue a letter stating that no further remediation is needed, and that there is a restriction limiting the future use to an industrial/commercial property.  The Company does not expect any remediation cost to have a material impact on the consolidated financial statements.  While no final estimate for the cost of remediation was available, it is expected that the cost will be approximately $30,000.  As of the end of the third quarter, the Company had provided for about $26,000.

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

99(12)) Form 8-K filed on August 7, 2015 setting forth the termination of the 2008 Shareholders’ Rights Agreement and ordering the redemption of the rights at the $0.01 per share redemption price.

99(13)) Form 8-K filed on October 28, 2015 setting forth the press release reporting the Company’s earnings for the quarter ended October 3, 2015 is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE EASTERN COMPANY
(Registrant)
DATE: October 30, 2015	/s/Leonard F. Leganza
Leonard F. Leganza Chairman, President and Chief Executive Officer

DATE: October 30, 2015	/s/John L. Sullivan III
John L. Sullivan III Vice President and Chief Financial Officer