Form 10-K
period 2016-01-02
EASTERN CO
filed 2016-03-15
CIK 31107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the Fiscal Year ended January 2, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes [  ]  No [X]

As of July 4, 2015, the last day of registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $99,505,155 (based on the closing sales price of the registrant’s common stock on the last trading date prior to that date). Shares of the registrant’s common stock held by each officer and director and shares held in trust by the pension plans of the Company have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 4, 2016, 6,247,732 shares of the registrant’s common stock, no par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the annual proxy statement dated March 15, 2016 are incorporated by reference into Part III.

The Eastern Company
Form 10-K

FOR THE FISCAL YEAR ENDED JANUARY 2, 2016

TABLE OF CONTENTS

		Page
	Table of Contents	2.

	Safe Harbor Statement	3.

PART I
Item 1.	Business	3.

Item 1A.	Risk Factors	6.

Item 1B.	Unresolved Staff Comments	9.

Item 2.	Properties	9.

Item 3.	Legal Proceedings	10.

Item 4.	Mine Safety Disclosures	10.

PART II
Item 5.	Market for Registrant’s Common Equity, Related
	Stockholder Matters and Issuer Purchases of Equity Securities	11.

Item 6.	Selected Financial Data	13.

Item 7.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	13.

Item 7A.	Quantitative and Qualitative Disclosures
	About Market Risk	27.

Item 8.	Financial Statements and Supplementary Data	28.

Item 9.	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure	58.

Item 9A.	Controls and Procedures	58.

Item 9B.	Other Information	60.

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	60.

Item 11.	Executive Compensation	60.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	61.

Item 13.	Certain Relationships and Related Transactions, and Director
	Independence	61.

Item 14.	Principal Accounting Fees and Services	61.

PART IV
Item 15.	Exhibits, Financial Statement Schedules	63.

	Signatures	65.

	Exhibit Index	66.

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

RECENT DEVELOPMENTS

On January 13, 2016, the Board of Directors of the Company approved amendments to the Certificate of Incorporation and the By-Laws of the Company which will eliminate the classification of the Board of Directors in a phased in manner and will provide for the election of directors by a majority of the votes cast at the Annual Meeting of Shareholders.  The declassification of the Board of Directors and the election of Directors by a majority of the votes cast will become effective only upon approval of the shareholders.

On December 21, 2015, the Company announced the retirement of Leonard F. Leganza from his position as Chairman of the Board, President and Chief Executive Officer effective December 31, 2015.  Mr. Leganza will remain as a member of the Board of Directors of the Company until the expiration of his term at the 2017 annual meeting of the shareholders.  The Company also announced that James M. Mitarotonda will serve as Chairman of the Board of Directors effective January 1, 2016 and that August M. Vlak will serve as President and Chief Executive Officer of the Company effective January 1, 2016.

On August 7, 2015 the Board of Directors of the Company terminated the Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC.

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

Security Products

The Security Products segment, made up of Greenwald Industries, Argo Transdata, Illinois Lock Company/CCL Security Products, World Lock Company Ltd., Dongguan Reeworld Security Products Ltd. and World Security Industries Ltd., is a leading manufacturer of security products. This segment manufactures electronic and mechanical locking devices, both keyed and keyless, for the computer, electronics, vending and gaming industries. The segment also supplies its products to the luggage, furniture, laboratory equipment and commercial laundry industries. Greenwald manufactures and markets coin acceptors and other coin security products used primarily in the commercial laundry markets, as well as hardware and accessories for the appliance industry. In addition, the segment provides a new level of security for the commercial laundry industry through the use of “smart card” technology.  Argo Transdata supplies printed circuit boards and other electronic assemblies to Original Equipment Manufacturers (“OEM”) in industries such as measurement systems, semiconductor equipment manufacturing, and industrial controls, medical and military markets.

Greenwald’s products include timers, drop meters, coin chutes, money boxes, meter cases, smart cards, value transfer stations, smart card readers, card management software, access control units, oven door latches, oven door switches and smoke eliminators. Illinois Lock Company/CCL Security Products sales include cabinet locks, cam locks, electric switch locks, tubular key locks and combination padlocks. Many of the products are sold under the names, SESAMEE®, PRESTOLOCK® and SEARCHALERT™. These products are sold to original equipment manufacturers, distributors, route operators, and locksmiths via in-house salesmen and outside sales representatives. Sales efforts are concentrated through national and regional sales personnel where greater representation of our diverse product lines can be promoted across a variety of markets.

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

Typical products include mine roof support anchors, couplers for railroad braking systems, support anchoring for construction and couplers/fittings for utility (oil, water and gas) industries. Mine roof support anchors are sold to bolt manufacturers while specialty castings are sold to original equipment manufacturers or machine houses.

General

Raw materials and outside services were readily available from domestic sources for all of the Company’s segments during 2015 and are expected to be readily available in 2016 and the foreseeable future.  The Company also obtains materials from Asian affiliated and nonaffiliated sources. The Company has not experienced any significant problems obtaining material from its Asian sources in 2015 and does not expect any such problems in 2016.  In 2013 and 2014, the Company experienced price increases for many of the raw materials used in producing its products, including: scrap iron, zinc, brass and stainless steel.  In 2015 the Company experienced a price decline for many of these same materials.  The Company expects raw material prices to stabilize and then continue to increase as demand for raw materials increases as the world economy grows.  These raw material cost increases could negatively impact the Company’s gross margin if raw material prices increase too rapidly for the Company to recover those cost increases through either price increases to our customers or cost reductions in other areas of the businesses.

Patent protection for the various product lines within the Company is limited, but is sufficient to protect the Company’s competitive positions. Foreign sales and license agreements are not significant.

None of the Company’s business segments are seasonal.

Customer lists for all business segments are broad-based geographically and by markets, and sales are generally not highly concentrated by customer.  One customer of the Metal Products segment, Jennmar Corporation, accounted for 10.5% of the Company’s consolidated sales in 2014 and 11.5% in 2013.  No other customer exceeded 10% of total consolidated sales in 2015, 2014 or 2013.

The dollar amount of the backlog of orders received by the Company believed to be firm as of the fiscal year end January 2, 2016 is $27,622,000, as compared to $23,143,000 at January 3, 2015.  The primary reasons for the increase from 2014 to 2015 were the timing of orders received from customers, the increase related to the opening of our new panel facility in North Carolina and the acquisition of Argo Transdata Corporation.

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

Research and development expenditures in 2015 were $1,219,000 and represented less than 1% of gross revenues.  In 2014 and 2013 they were $1,080,000 and $991,000, respectively.  The research costs are primarily attributable to the Greenwald Industries and Eberhard Manufacturing divisions. Greenwald performs ongoing research, in both the mechanical and smart card product lines, which is necessary in order to remain competitive and to continue to provide technologically advanced smart card systems. Eberhard develops new products for the various markets they serve based on changing customer requirements to remain competitive. Other research projects include the development of various latches, rotaries and various transportation and industrial hardware products.

The Company does not anticipate that compliance with federal, state or local environmental laws or regulations will have a material effect on the Company’s capital expenditures, earnings or competitive position.

The average number of employees in 2015 was 911.

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

e) Available Information

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

The Company’s stock price may become highly volatile due to low float, which is the number of shares of the Company’s common stock that are outstanding and available for trading by the public.

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

During 2016, none of the union contracts covering the workforce of the Company will expire.  The Company has been successful in negotiating new contracts over the years, but cannot guarantee that will continue. Failure to negotiate new union contracts could result in disruption of production, inability to deliver product or a number of unforeseen circumstances, any of which could have an unfavorable material impact on the Company’s results of operations or financial statements.

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

Although the Company is not dependent on any one customer, deterioration in several large customers at the same time could have an unfavorable material impact on the Company’s results of operations or financial statements.  No customers exceeded 10% of total accounts receivable for 2015, 2014 or 2013.

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

The Canadian Commercial Vehicles Corporation (“CCV”), a wholly-owned subsidiary in Kelowna, British Columbia, leases 46,385 square feet of building space located in an industrial park. The building is made from brick and concrete, contains approximately 5,400 square feet of office space on two levels and houses a modern paint booth for finishing our products. The building is protected by a F1 rated fire suppression system and alarmed for fire and security. The current lease expires December 31, 2018 and is renewable.

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

The Eastern Industrial Ltd., a wholly-owned subsidiary in Shanghai, China, leases brick and concrete buildings containing approximately 47,500 square feet, located in both industrial and commercial areas. A two year lease was signed in 2014, which expires on April 30, 2016 and is renewable on an annual basis.

The Sesamee Mexicana subsidiary leases 42,588 square feet in a facility located in an industrial park in Lerma, Mexico.  The current lease expires November 30, 2020 and is renewable.  The building is steel framed with concrete block and glass curtain walls.

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

The Argo Transdata Division leases approximately 17,000 square feet located in an industrial park in Clinton, CT.  The building is a two-story steel framed structure and is situated on 2.9 acres of land.  The current lease expires April 1, 2016 and has been renewed for an additional 3 years expiring March 31, 2019.

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

During the fourth quarter of 2010, the Company was contacted by the State of Illinois regarding potential ground contamination at our plant in Wheeling, Illinois.  The Company enrolled in a voluntary remediation program in Illinois and engaged an environmental engineering company to perform testing and develop a remediation plan.  In late July, 2015, the Illinois EPA granted conditional approval of a remediation plan which basically states that institutional controls would be implemented on the site for venting gasses trapped in the soil under the slab on which the building is situated.  Test borings have been performed to determine the optimal location to place piping for a simple exhaust system to be installed.  This study was completed during the 4th quarter of this year and the required exhaust system will be installed in 2016.  Once completed, it is expected that the Illinois EPA will issue a letter stating that no further remediation is needed, and that there is a restriction limiting the future use to an industrial/commercial property.  The Company does not expect any remediation cost to have a material impact on the consolidated financial statements.  While no final estimate for the cost of remediation was available, it is expected that the cost will be approximately $30,000.  As of January 2, 2016, the Company had provided for about $26,000 in remediation costs.

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

The Company’s common stock is traded on the NASDAQ (ticker symbol EML). The approximate number of record holders of the Company common stock on January 2, 2016 was 390.

High and low stock prices and dividends for the last two years were:

	2015			2014
	Market Price				Market Price
Quarter	High	Low	Dividend	Quarter	High	Low	Dividend
First	$20.67	$16.75	$.11	First	$17.71	$15.35	$.11
Second	20.66	18.10	.11	Second	17.74	15.05	.11
Third	18.74	15.75	.12 #	Third	16.45	15.15	.15 ##
Fourth	19.27	15.82	.11	Fourth	18.49	15.29	.11

#   - Includes $0.01 per share redemption for the termination of the 2008 Shareholders Rights Agreement
## - The Company paid an additional one-time extra dividend of $0.04 in the third quarter of 2014.

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

The following table sets forth information regarding securities authorized for issuance under the Company’s equity compensation plans as of January 2, 2016, consisting of the Company’s 2010 plan.

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

Each director who is not an employee of the Company (“Outside Director”) is paid a director’s fee for his services at the annual rate of $30,000 plus additional fees ($1,200 for in person attendance, or $800 for telephonic attendance) for unscheduled meetings. All annual fees paid to non-employee members of the Board of Directors of the Company are paid in common stock of the Company or cash, in accordance with the Directors Fee Program adopted by the shareholders on March 26, 1997 and amended on January 5, 2004. The directors make an annual election, within a reasonable time before their first quarterly payment, to receive their fees in the form of cash, stock or a combination thereof. The election remains in force for one year.

There were no issuer sales of any unregistered securities during fiscal years 2015, 2014 or 2013.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c ) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number that May Yet Be Purchased Under the Plans or Programs
July 5 – August 1, 2015	--	--	--	--
August 2 – August 29, 2015	--	--	--	--
August 30 – October 3, 2015	6,652	$16.07	--	--
October 4 – October 31, 2015	7,804	$16.05	--	--
November 1 – November 28, 2015	--	--	--	--
November 29, 2015 – January 2, 2016	--	--	--	--
Total	14,456	$16.06	--	--

The figures shown in the table above are for shares purchased by The Salaried Employees’ Retirement Plan of The Eastern Company during the third and fourth quarter of 2015. The Company does not have any share repurchase plans or programs.

Stock Performance Graph

The following graph sets forth the Company’s cumulative total shareholder return based upon an initial $100 investment made on December 31, 2010 (i.e., stock appreciation plus dividends during the past five fiscal years) compared to the Russell 2000 Index and the S&P Industrial Machinery Index.

The Company manufactures and markets a broad range of locks, latches, fasteners and other security hardware that meets the diverse security and safety needs of industrial and commercial customers. Consequently, while the S&P Industrial Machinery Index being used for comparison is the standard index most closely related to the Company, it does not completely represent the Company’s products or market applications. The Russell 2000 is a small cap market index of the smallest 2,000 stocks in the Russell 3000 Index.

CUMULATIVE TOTAL RETURN
Based upon an initial investment of $100 on December 31, 2010 with dividends reinvested
$250
$200
$150
$100
$50
$0
Dec-10
Dec-11
Dec-12
Dec-13
Dec-14
Dec-15
The Eastern Company
Russell 2000
S&P Industrial Machinery

	Dec. 10	Dec. 11	Dec. 12	Dec. 13	Dec. 14	Dec. 15
The Eastern Company	$100	$114	$93	$96	$106	$120
Russell 2000	$100	$96	$111	$155	$162	$155
S&P Industrial Machinery	$100	$91	$116	$169	$177	$170
Copyright© 2016 Standard & Poor's, a division of The McGraw-Hill Companies Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm)
Copyright© 2016 Russell Investment Group.  All rights reserved.

ITEM 6	SELECTED FINANCIAL DATA

		2015	2014	2013	2012	2011
	INCOME STATEMENT ITEMS (in thousands)
	Net sales	$ 144,568	$ 140,825	$ 142,458	$ 157,509	$ 142,856
	Cost of products sold	112,187	108,339	112,311	124,157	115,504
	Depreciation and amortization	3,921	3,486	3,825	3,440	3,707
	Interest expense	185	255	323	369	231
	Income before income taxes	8,021	11,529	10,114	13,225	8,507
	Income taxes	2,294	3,867	3,212	4,599	3,002
	Net income	5,727	7,661	6,902	8,626	5,505
	Dividends #	2,811	2,987	2,613	3,109	2,224

	BALANCE SHEET ITEMS (in thousands)
	Inventories	$ 36,842	$ 34,402	$ 30,658	$ 29,385	$ 29,793
	Working capital	60,105	57,845	57,379	56,920	48,681
	Property, plant and equipment, net	26,801	28,051	27,392	25,661	24,634
	Total assets	121,739	121,271	113,858	115,854	106,700
	Shareholders’ equity	79,405	74,975	81,505	71,582	69,158
	Capital expenditures	2,538	3,633	5,524	4,217	3,395
	Long-term obligations, less current portion	1,786	3,214	4,286	6,071	3,036

	PER SHARE DATA
	Net income per share
	Basic	$ .92	$ 1.23	$ 1.11	$ 1.39	$ .89
	Diluted	.92	1.23	1.11	1.38	.89
	Dividends #	.45	.48	.42	.50	.36
	Shareholders’ equity (Basic)	12.71	12.04	13.10	11.51	11.19

Average shares outstanding:	Basic	6,245,057	6,225,068	6,220,928	6,216,931	6,178,664
	Diluted	6,245,057	6,237,914	6,237,758	6,233,375	6,216,193

# - 2015 dividends include a $0.01 per share redemption for the termination of the 2008 Shareholder Rights Agreement.  2014 dividends include a one-time extra payment of $0.04 per share distributed on 9/15/2014.  2012 dividends include a one-time extra payment of $0.10 per share distributed on 12/14/2012.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

Net sales for 2015 increased 3% to $144.6 million from $140.8 million in 2014.  Net sales in the Industrial Hardware segment increased approximately 5% in 2015.  Major sales increases came from a 30% increase of products sold into the military aftermarket and a 27% increase in sales of our paddle rotary latches and hinges for the class 5 and 6 light service body vehicles market over 2014 sales.  Other existing products remained mixed with modest gains realized in the distribution, trailer, and other truck equipment markets.  The Industrial Hardware segment experienced sales decreases in the bus market, sport and recreational markets and in our lightweight composite panels used primarily in the class 8 truck markets.  Net sales in the Security Products segment increased approximately 15% in 2015, primarily as a result of the acquisition of Argo Transdata in December of 2014 which contributed 10% in new sales in 2015.  Also contributing to increased sales was a 35% increase in sales of our electronic payment solutions systems sold in both the domestic and international markets.  The Metal Products segment net sales decreased approximately 19% in 2015 compared to the prior year period, reflecting lower demand for existing products primarily in the U.S. coal mining market.  Demand for coal continues to weaken as lower energy prices in oil and natural gas as well as excessive coal inventories sharply reduce demand for our mining products.  This market is expected to continue to remain soft into 2016.  The Company is monitoring the reduction in mining orders closely and preparing to make the necessary cost reductions as deemed appropriate.  The Metal Products segment is actively developing new products in the utility, rail and construction markets to offset the softening in mining products.  Net income for 2015 decreased 25% to $5.7 million, or $.92 per diluted share, from $7.7 million, or $1.23 per diluted share in 2014.  The decrease in net income was the result of cost incurred in a proxy contest in the first half of the year negatively impacting earnings by ($0.21) per diluted share.  Also, effecting earnings was the sharp decrease in sales in the Metal Products segment where sales of our mining product were down 17% from 2014 levels.

Fourth Quarter 2015 Compared to Fourth Quarter 2014

The following table shows, for the fourth quarter of 2015 and 2014, selected line items from the consolidated statements of income as a percentage of net sales, by segment.

	2015 Fourth Quarter
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	75.1%	71.5%	90.5%	76.5%
Gross margin	24.9%	28.5%	9.5%	23.5%
Selling and administrative expense	16.9%	20.0%	9.1%	16.7%
Operating profit	8.0%	8.5%	0.4%	6.8%

	2014 Fourth Quarter
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	73.7%	72.6%	81.1%	75.1%
Gross margin	26.3%	27.4%	18.9%	24.9%
Selling and administrative expense	18.9%	19.1%	8.7%	16.5%
Operating profit	7.4%	8.3%	10.2%	8.4%

The following table shows the amount of change from the fourth quarter of 2014 to the fourth quarter of 2015 in sales, cost of products sold, gross margin, selling and administrative expenses and operating profit, by segment (dollars in thousands).

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$640	$1,502	$(2,121)	$21
Volume	-6.7%	10.4%	-25.6%	-5.4%
Prices	0.1%	0.5%	0.0%	0.2%
New Products	11.0%	2.0%	0.0%	5.3%
	4.4%	12.9%	-25.6%	0.1%

Cost of products sold	$673	$945	$(1,141)	$477
	6.3%	11.2%	-17.0%	1.8%

Gross margin	$(33)	$557	$(980)	$(456)
	-0.9%	17.5%	-62.6%	5.3%

Selling and administrative expenses	$(165)	$402	$(158)	$79
	-6.1%	18.1%	-21.9%	1.4%

Operating profit	$133	$155	$(822)	$(534)
	12.4%	16.0%	-97.3%	-18.5%

Net sales in the fourth quarter of 2015 were comparable to fourth quarter 2014 sales of $34.4 million.  Sales increased in the Industrial Hardware segment by 4% as compared to the fourth quarter sales on 2014.  Sales increased 54% in the military aftermarket, 2% in distribution and 31% in other miscellaneous markets, offset by decreases in sales in the service body and truck equipment market by 12%, trailers and bus markets by 11%, sports and recreational vehicle market by 4% and lightweight composite panels by 9%. Security Products segment sales in the fourth quarter increased by 13% compared to the fourth quarter of 2014.  Contributing to this increase was a 40% increase in sales from the fourth quarter of 2014 in our electronic payment solutions systems sold in both domestic and international markets, and the acquisition of Argo Transdata in December of 2014 and which added an additional 6% of sales to the Security Products segment.  The Metal Products segment sales declined 26% from sales in the fourth quarter of 2014 as a result of a decline in the products sold into the U.S. coal mining industry.   Demand for coal continues to weaken as lower energy prices for oil and natural gas as well as excessive coal inventories sharply reduce demand for our mining products.  The Company is actively developing new customers in the contract casting business and is close to producing product to help offset this softening in the mining industry.  This market is expected to remain soft into 2016.  The Company continues to monitor this market closely, and is preparing to make the necessary cost reductions as deemed appropriate.

Cost of products sold in the fourth quarter increased $0.5 million or 2% from 2014 to 2015.  The most significant factors resulting in changes in cost of products sold in the fourth quarter of 2015 compared to 2014 fourth quarter included:

▪	an increase of $0.6 million or 5% in raw material costs;
▪	an increase of $0.1 million or 1% in costs for payroll and payroll related charges;
▪	an increase of $0.1 million or 26% in engineering costs;
▪	an increase of $0.3 million or 526% in foreign exchange gain;
▪	an increase of $0.1 million or 169% in miscellaneous taxes;
▪	a decrease of $0.1 million or 72% in scrap sales;
▪	a decrease of $0.2 million or 12% in costs for supplies and tools;
▪	a decrease of $0.2 million or 20% in utility expenses;
▪	and a decrease of $0.1 million or 11% in shipping expenses.

Gross margin as a percentage of net sales for the fourth quarter of 2015 was 24% compared to 25% in the fourth quarter of 2014.  The decrease is primarily the result of the changes in cost of products sold enumerated above, the mix of products produced, and lower production capacity being consumed in our Metals Products segment.

Selling and administrative expenses for the fourth quarter of 2015 increased $0.1 million or 1% compared to the prior year quarter. The most significant factor resulting in changes in selling and administrative expenses in the fourth quarter of 2015 compared to 2014 fourth quarter was:

▪	an increase of $0.2 million or 29% in other administration charges;
▪	an increase of $0.1 million or 67% in patent amortization costs;
▪	and a decrease of $0.2 million or 5% in costs for payroll and payroll related charges;

Net income for the fourth quarter of 2015 decreased 14% to $1.7 million (or $.28 per diluted share) from $2.0 million (or $.33 per diluted share) a year earlier.

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

In April 2014, the FASB issued authoritative guidance which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. To qualify as a discontinued operation the standard requires a disposal to represent a strategic shift that has, or will have, a major effect on an entity's operations and financial results. The standard also expands the disclosures for discontinued operations and requires new disclosures related to individually material dispositions that do not qualify as discontinued operations. The guidance is effective for fiscal years beginning after December 15, 2014, with early adoption permitted.  The Company adopted this guidance with its fiscal year effective January 4, 2015 and did not have any impact on the consolidated financial statements of the Company.  This guidance will impact the reporting of any future dispositions.

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

Goodwill and Other Intangible Assets

Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited. Goodwill and other intangible assets with indefinite useful lives are not amortized. The Company performed its most recent qualitative assessment as of the end of fiscal 2015 and determined it is more likely than not that no impairment of goodwill existed at the end of 2015.  The Company will perform annual qualitative assessments in subsequent years as of the end of each fiscal year.  Additionally, the Company will perform interim analysis whenever conditions warrant.

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

The discount rate used is based on a single equivalent discount rate derived with the assistance of our actuaries by matching expected future benefit payments in each year to the corresponding spot rates from the Citigroup Pension Liability Yield Curve, comprised of high quality (rated AA or better) corporate bonds.  Effective January 3, 2016, the Company elected to refine its approach for calculating its Service and Interest Costs in future years by applying the specific spot rates along the selected yield curve to the relevant projected cash flows.  The Company believes this method more precisely measures its obligations.

The expected long-term rate of return on assets is also developed with input from the Company’s actuarial firms. We consider the Company’s historical experience with pension fund asset performance, the current and expected allocation of our plan assets, and expected long-term rates of return. The long-term rate-of-return assumption used for determining net periodic pension expense for 2015 and 2014 was 8.0%. The Company reviews the long-term rate of return each year.

Future actual pension income and expense will depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in the Company’s pension plans.

The Company expects to make cash contributions of approximately $3.1 million and $118,000 to its pension plans and postretirement plan, respectively, in 2016.

In connection with its pension and other postretirement benefits, the Company reported a $3.5 million, ($10.4) million and $6.3 million gain/(loss) (net of tax) on its Consolidated Statement of Comprehensive Income in Fiscal 2015, 2014 and 2013, respectively.  While the main factor driving these gains/(loss) is the discount rate changes during the applicable period, in Fiscal 2014 the loss was also impacted to a lesser degree by the Company’s adoption of new mortality tables for all of its plans and a change of actuarial firms for one of its plans.

Assumptions used to determine net periodic pension benefit cost for the fiscal years indicated were as follows:

	2015	2014	2013
Discount rate	3.90%	4.80%	3.90%
Expected return on plan assets	8.0%	8.0%	8.0%
Rate of compensation increase	3.25%	3.25%	3.25%

Assumptions used to determine net periodic postretirement benefit cost are the same as those assumptions used for the pension benefit cost, except that the rate of compensation is not applicable for postretirement benefit cost.

The changes in assumptions had the following effect on the net periodic pension and postretirement costs recorded in Other Comprehensive Income as follows:

		Year ended
	January 2	January 3	December 28
	2016	2015	2013
Discount rate	$4,208,918	$(11,046,554)	$7,454,548
Mortality table	--	(2,883,430)	--
Plan amendments	--	--	(132,378)
Asset gain or loss	(577,892)	(257,073)	545,336
Amortization of:
Unrecognized gain or loss	1,947,102	944,130	1,439,253
Unrecognized prior service cost	194,696	194,697	232,571
Other	(415,479)	(3,105,095)	152,403
Comprehensive income, before tax	5,357,345	(16,153,325)	9,691,733
Income tax	1,899,285	(5,767,236)	3,437,175
Comprehensive income, net of tax	$3,458,060	$(10,386,089)	$6,254,558

During 2014, the Company changed actuaries for one of its pension plans.  As a result of the new actuary’s following a different process, there was an approximate $3 million increase in benefit obligations for this plan.  We have reviewed the increase with the new actuary and agree that the increase should be included in the Plan’s liability as of the end of Fiscal 2014.  This amount is included in the Other category in the above chart.  We also reviewed the new actuary’s process, analysis and results and believe they are appropriate for reporting purposes.

The Company has been investing a portion of the assets in long-term bonds in an effort to better match the impact of changes in interest rates on its assets and liabilities, and thus reduce some of the volatility in Other Comprehensive Income.  Please refer to Note 10 – Retirement Benefit Plans in Item 8 of the Form 10-K for additional disclosures concerning the Company’s pension and postretirement benefit plans.

RESULTS OF OPERATIONS

Fiscal 2015 Compared to Fiscal 2014

The following table shows, for 2015 and 2014, selected line items from the consolidated statements of income as a percentage of net sales, by segment.

	Industrial	Security	Metal
	Hardware	Products	Products	Total
	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	74.8%	74.4%	90.8%	77.6%
Gross margin	25.2%	25.6%	9.2%	22.4%
Selling and administrative expense	18.2%	18.9%	9.5%	16.8%
Operating profit	7.0%	6.7%	-0.3%	5.6%

	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	74.4%	74.9%	84.6%	76.9%
Gross margin	25.6%	25.1%	15.4%	23.1%
Selling and administrative expense	17.0%	16.9%	7.5%	14.8%
Operating profit	8.6%	8.2%	7.9%	8.3%

The following table shows the amount of change from 2014 to 2015 in sales, cost of products sold, gross margin, selling and administrative expenses, and operating profit, by segment (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$2,673	$7,217	$(6,147)	$3,743
Volume	-6.7%	3.0%	-20.3%	-6.4%
Prices	0.2%	0.2%	0.0%	0.1%
New Products	11.1%	11.4%	1.5%	9.0%
	4.6%	14.6%	-18.8%	2.7%

Cost of products sold	$2,275	$5,135	$(3,562)	$3,848
	5.2%	13.9%	-12.8%	3.6%

Gross margin	$398	$2,082	$(2,585)	$(105)
	2.6%	16.8%	-51.3%	-0.3%

Selling and administrative expenses	$1,147	$2,343	$96	$3,586
	11.5%	28.1%	3.9%	17.3%

Operating profit	$(750)	$(260)	$(2,681)	$(3,691)
	-14.8%	-6.4%	-103.3%	-31.5%

Industrial Hardware Segment

Net sales in the Industrial Hardware segment increased 5% in 2015 from the 2014 level.  Sales of existing product decreased 7% in 2015 as the result of an 8% decrease in the Western Star 4900 Starlight sleeper cab made from our lightweight honey comb composite material.  This decrease was partially offset by increases in existing products sold into the class 5 & 6 light service body vehicle market, military after market, distribution, trailer and truck equipment markets. New products increased sales by 11%, consisting of a new model sleeper cab for the Western Star 5700EX arrow dynamic class 8 truck made of our light weight honey comb composite materials which contributed 8%.  The balance of the increase was from sales of various truck hardware consisting of T-Handles, rear door locks, draw latch, compression latch, paddle latch, handle latch and refrigerator van panels.   All new products were developed internally.

Cost of products sold for the Industrial Hardware segment increased $2.3 million or 5% from 2014 to 2015.  The most significant factors resulting in changes in cost of products sold in 2015 compared to 2014 included:

▪	an increase of $0.7 million or 3% in raw materials;
▪	an increase of $0.6 million or 158% in pension costs;
▪	an increase of $0.2 million or 1% in costs for payroll and payroll related charges;
▪	an increase of $0.2 million or 16% for supplies and tools;
▪	an increase of $0.1 million or 13% in shipping expenses;
▪	an increase of $0.1 million or 31% in rent expense;
▪	and a decrease of $0.3 million or 50% for scrap sales.

Gross margin for 2015 of 25% decreased as compared to 26% in the 2014 period for the Industrial Hardware segment.  The decrease reflects the mix of products produced, the changes in cost of products sold discussed above, and lower utilization of our production facilities in both Kelowna, British Columbia, Canada and North Carolina where we produce sleeper cabs and where production has been slow due to lower customer orders.

Selling and administrative expenses in the Industrial Hardware segment increased $1.2 million or 12% from 2014 to 2015.  The most significant factors resulting in changes in selling and administrative expenses in the Industrial Hardware segment in 2015 compared to 2014 included:

▪	an increase of $0.8 million or 100% in allocated proxy contest costs;
▪	and an increase of $0.3 million or 13% in payroll and payroll related charges.

Security Products Segment

Net sales in the Security Products segment increased 15% in 2015 from the 2014 level. The increase in sales in 2015 in the Security Products segment compared to the prior year period was primarily the result of sales of new products from the Argo Transdata acquisition in mid-December of 2014 which in 2015 contributed 10% in new product sales of printed circuit boards for the industrial controls, medical and military markets.  New product sales also included a detach latch, a short length cam lock, new computer lock, a carded cable luggage lock, a brass rekeyable padlock and an electronic lock for medical enclosures.  Sales of existing products contributed 3% in increased sales from the 2014 level, the majority consisting of our electronic payment solution products offered in both domestic and international markets.

Cost of products sold for the Security Products segment increased $5.1 million or 14% from 2014 to 2015.  The major factor increasing costs in 2015 from 2014 was the result of the full year of costs generated by Argo Transdata which was acquired in December 2014.  The most significant factors resulting in changes in cost of products sold in 2015 compared to 2014 included:

▪	an increase of $2.9 million or 13% in raw materials;
▪	an increase of $1.1 million or 16% in payroll and payroll related charges;
▪	an increase of $0.8 million or 110% in pension charges;
▪	an increase of $0.3 million or 396% in foreign exchange gains;
▪	an increase of $0.2 million or 54% in other miscellaneous expenses
▪	an increase of $0.1 million or 9% in shipping expenses;
▪	an increase of $0.1 million or 12% in engineering costs;
▪	an increase of $0.1 million or 33% in depreciation expenses;
▪	a decrease of $0.3 million or 27% in supplies and tools;
▪	and a decrease of $0.1 million or 23% in insurance costs.

Gross margin as a percentage of sales in the Security Products segment increased from 25% in 2014 to 26% in 2015.  The increase reflects the mix of products produced and the changes in cost of products sold discussed above, as well as the higher margin products being sold associated with the acquisition of Argo Transdata in December of 2014.

Selling and administrative expenses in the Security Products segment increased $2.3 million or 28% from 2014 to 2015.  The major factor increasing costs in 2015 from 2014 was the result of the full year of costs generated by Argo Transdata which was acquired in December 2014.  The most significant factors resulting in changes in selling and administrative expenses in the Security Products segment in 2015 compared to 2014 included:

▪	an increase of $0.8 million or 15% in payroll and payroll related charges;
▪	an increase of $0.8 million or 100% in allocated proxy contest costs;
▪	an increase of $0.3 million or 39% in other administrative expenses;
▪	an increase of $0.1 million or 75% in D&O insurance expense;
▪	and an increase of $0.2 million or 286% in patent amortization expenses.

Metal Products Segment

Net sales in the Metal Products segment decreased 19% in 2015 from the 2014 level.  Sales of mine products decreased 17% and contract casting products decreased 3% in 2015 compared to 2014.  The decrease in sales of mining products was driven by lower demand for existing products compared to the prior year period primarily in the U.S. mining market where lower oil and natural gas prices coupled with excessive coal inventories have reduced demand for our products.  New products increased sales by 1%, consisting of tie plates for the rail industry and pipe fittings for the water, oil and gas industries.  The Company is actively developing new customers in the contract casting business and is close to producing product to help offset the softening in the mining industry.  The mining industry is expected to remain soft into 2016.  The Company continues to monitor this market closely, and is preparing to make the necessary cost reductions as deemed appropriate.

Cost of products sold for the Metal Products segment decreased $3.6 million or 13% from 2014 to 2015.  The most significant factors resulting in changes in cost of products sold in 2015 compared to 2014 included:

▪	an increase of $0.2 million or 67% in scrap costs;
▪	an increase of $0.2 million or 155% in pension charges;
▪	an increase of $0.1 million or 9% in depreciation expense;
▪	a decrease of $2.2 million or 35% in raw material costs;
▪	a decrease of $0.8 million or 7% in costs for payroll and payroll related charges;
▪	a decrease of $0.4 million or 10% for supplies and tools;

▪	a decrease of $0.3 million or 14% for utility costs;
▪	and a decrease of $0.3 million or 14% in costs for maintenance and repair.

Gross margin as a percentage of sales in the Metal Products segment decreased from 15% in 2014 to 9% in 2015.  The decrease in gross margin compared to the prior year is due to the mix of products produced, the changes in cost of products sold enumerated above, and lower utilization of our production capacity.

Selling and administrative expenses in the Metal Products segment increased $0.1 million or 4% from 2014 to 2015.  The most significant factor resulting in changes in selling and administrative expenses in the Metal Products segment in 2015 compared to 2014 was:

▪	an increase of $0.4 million or 100% in allocated proxy contest charges;
▪	and a decrease of $0.2 million or 31% in payroll and payroll related charges;

Other Items

The following table shows the amount of change from 2014 to 2015 in other items (dollars in thousands):

	Amount	%
Interest expense	$(69)	-27%

Other income	$114	176%

Income taxes	$(1,573)	-41%

Interest expense decreased from 2014 to 2015 due to the decreased level of debt in 2015.

Other income which is not material to the financial statements increased from 2014 to 2015 due to the Company recognizing $138,683 in income as a result of Argo Transdata not meeting the sales goals for the 1st year earn-out period.

Income taxes – the effective tax rate for 2015 was 29% compared to the 2014 rate which was 34%.  The effective tax rate for 2015 was lower than the prior year period due to the ratio of earnings in the United States to that of foreign entities with lower tax rates.

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

Selling and administrative expenses in the Metal Products segment increased $0.1 million or 3% from 2013 to 2014.  The most significant factor resulting in changes in selling and administrative expenses in the Metal Products segment in 2014 compared to 2013 was:

▪	an increase of $0.1 million or 9% in payroll and payroll related charges.

Other Items

The following table shows the amount of change from 2013 to 2014 in other items (dollars in thousands):

	Amount	%
Interest expense	$(68)	-21%

Other income	$14	29%

Income taxes	$655	20%

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

Liquidity and Sources of Capital

The Company’s financial position continued to be strong in 2015.  The primary source of the Company’s cash is earnings from operating activities adjusted for cash generated from or used for net working capital.  The most significant recurring non-cash items included in net income are depreciation and amortization expense.  Changes in working capital fluctuate with the changes in operating activities.  As sales increase, there generally is an increased need for working capital.  Since increases in working capital reduce the Company’s cash, management attempts to keep the Company’s investment in net working capital at a reasonable level by closely monitoring inventory levels and matching production to expected market demand, keeping tight control over the collection of receivables, and optimizing payment terms on its trade and other payables.

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

The following table shows key financial ratios at the end of each year:

	2015	2014	2013
Current ratio	5.0	5.3	5.2
Average days’ sales in accounts receivable	47	49	47
Inventory turnover	3.0	3.1	3.7
Ratio of working capital to sales	41.6%	41.1%	40.3%
Total debt to shareholders’ equity	4.0%	5.7%	7.4%

The following table shows important liquidity measures as of the fiscal year end balance sheet date for each of the preceding three years (in millions):

	2015	2014	2013
Cash and cash equivalents
- Held in the United States	$6.9	$5.6	$10.2
- Held by foreign subsidiary	10.9	10.2	9.8
	17.8	15.8	20.0
Working capital	60.1	57.8	57.4
Net cash provided by operating activities	9.1	9.3	11.3
Change in working capital impact on net cash (used)/provided by operating activities	(2.0)	(1.8)	0.2
Net cash used in investing activities	(2.5)	(8.6)	(5.5)
Net cash (used in)/provided by financing activities	(3.9)	(4.5)	(4.0)

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

Net cash provided by operating activities was $9.1 million compared to $9.3 million in 2014 and $11.3 million in 2013. While not a significant change from 2014, inventory increased $3.1 million in 2015, mainly the result of a $1.2 million increase at our Metal Products segment as a result of a slowdown in business in the mining industry and a $0.6 change in LIFO reserves as a result of declining metal prices in all of our segments. The $2.0 million difference between 2014 and 2013 was mainly the result of a $2.8 million increase in inventory, offset by increased profitability in 2014.  The Company, across all of its business segments, has increased its emphasis on sales and customer service by fulfilling the rapid delivery requirements of our customers.  As a result, investments in additional inventories are made on a selective basis.

In Fiscal 2015 the impact on cash from the net change in working capital was a decline of approximately $2.0 million, due mainly to increased inventory and accounts receivable offset by declines in accounts payable, prepaid expenses and recoverable taxes.  In Fiscal 2014 the impact on cash from the net change in working capital was a decline of approximately $1.8 million, due mainly to the increased inventory levels at the end of the year.  In Fiscal 2013 the impact on cash from the net change in working capital was an increase of approximately $0.2 million.

The Company used $2.5 million, $8.6 million and $5.5 million for investing activities in 2015, 2014 and 2013 respectively.  Included in the 2014 figure is approximately $5.0 million used for the acquisition of the assets of Argo Transdata.  This transaction is more fully discussed in Note 3 of the 2015 Audited Financial Statements located in Item 8 of this Form 10-K.  Virtually the entire amount of cash used in investing activities in Fiscal 2015 and 2013 and the balance of $3.6 million in 2014 was used for the purchase of fixed assets.  Capital expenditures in Fiscal 2016 are expected to be in the range of $4 million.

In Fiscal 2015, the Company used approximately $3.9 million in cash for financing activities.  Approximately $1.1 million was used for debt repayments, and another $2.8 million was paid in dividends.

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

The Company leases certain equipment and buildings under cancelable and non-cancelable operating leases expiring at various dates up to five years. Rent expense amounted to approximately $1.3 million in 2015; $1.2 million in 2014; and $1.1 million in 2013.

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

Interest on the original term portion of the Loan Agreement is fixed at 4.98%.  Interest on the 2012 Term Loan is fixed at 3.90%.  For the period from January 25, 2012 to January 23, 2014, interest on the revolving credit portion of the Loan Agreement varied based on the LIBOR rate or People’s Prime rate plus 2.25%, with a floor of 3.25% with a maturity date of January 31, 2014.  On January 23, 2014, the Company amended the Loan Agreement with People’s.  The amendment renewed and extended the maturity date of the revolving credit portion of the Loan Agreement to July 1, 2016 and changed the interest rate to LIBOR plus 2.25%, and eliminated the 3.25% floor previously in place.  The quarterly commitment fee of one quarter of one percent (0.25%) remained unchanged.  The Company did not utilize the revolving credit portion of the Loan Agreement at any time during 2014 or 2015.

The Company’s loan covenants under the Loan Agreement require the Company to maintain a fixed charge coverage ratio of at least 1.1 to 1, a leverage ratio of no more than 1.75 to 1, and minimum tangible net worth of $43 million increasing each year by 50% of consolidated net income.  This amount was approximately $52.8 million as of December 28, 2013.  As part of an amendment to the Loan Agreement signed on January 23, 2014, the leverage ratio was eliminated, and the minimum tangible net worth covenant was modified to a fixed minimum amount of $55 million, effective with the end of the Company’s first quarter of 2014.  In addition, the Company has restrictions on, among other things, new capital leases, purchases or redemptions of its capital stock, mergers and divestitures, and new borrowing.  The Company was in compliance with all covenants in 2014 and 2015.

The quarterly payment dates as listed in the Loan Agreement are the first business day of the calendar quarter.  As a result, there were five scheduled payments in Fiscal 2014 and only three in Fiscal 2015.  In Fiscal 2016 there will again be four scheduled payments.

Tabular Disclosure of Contractual Obligations

The Company’s known contractual obligations as of January 2, 2016, are shown below (in thousands):

		Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$3,214	$1,428	$1,607	$179	$--
Estimated interest on long-term debt	173	102	70	1	--
Operating lease obligations	3,376	1,047	1,877	452	--
Estimated contributions to pension plans	24,306	3,148	7,903	7,903	5,352
Estimated post retirement benefits other than pensions	793	118	235	234	206
Total	$31,862	$5,843	$11,692	$8,769	$5,558

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

ITEM 7A                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s foreign manufacturing facilities account for approximately 13% of total sales and 12% of total assets.  Its U.S. operations buy from and sell to these foreign affiliates, and also make limited sales (approximately 14% of total sales) to nonaffiliated foreign customers.  This trade activity could be affected by fluctuations in foreign currency exchange or by weak economic conditions.  The Company’s currency exposure is concentrated in the Canadian dollar, Mexican peso, New Taiwan dollar, Chinese RMB and Hong Kong dollar.  Because of the Company’s limited exposure to any single foreign market, any exchange gains or losses have not been material and are not expected to be material in the future.  Had the exchange rate as of January 2, 2016 for all of the listed currencies changed by 1%, the total change in reported earnings would have been approximately $35,000.  As a result, the Company does not attempt to mitigate its foreign currency exposure through the acquisition of any speculative or leveraged financial instruments.  In 2015, a 10% increase/decrease in exchange rates would have resulted in a translation increase/decrease to sales of approximately $1.7 million, and to equity of approximately $0.5 million.

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

ITEM 8                                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Eastern Company

Consolidated Balance Sheets

	January 2	January 3
	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$17,814,986	$15,834,444
Accounts receivable, less allowances of $450,000 in 2015 and $414,000 in 2014	17,502,445	17,064,245

Inventories:
Raw materials and component parts	10,913,827	9,219,341
Work in process	7,681,576	7,074,950
Finished goods	18,247,010	18,107,906
	36,842,413	34,402,197

Prepaid expenses and other assets	2,122,215	2,659,737
Recoverable income taxes receivable	—	380,000
Deferred income taxes	986,167	950,024
Total Current Assets	75,268,226	71,290,647

Property, Plant and Equipment
Land	1,159,732	1,160,720
Buildings	16,072,536	16,216,146
Machinery and equipment	46,205,973	45,593,631
Accumulated depreciation	(36,636,775)	(34,919,067)
	26,801,466	28,051,430

Other Assets
Goodwill	14,790,793	14,960,354
Trademarks	164,957	174,662
Patents, technology and other intangibles net of accumulated amortization	2,113,576	2,498,570
Deferred income taxes	2,599,541	4,294,893
	19,668,867	21,928,479
TOTAL ASSETS	$121,738,559	$121,270,556

Consolidated Balance Sheets

	January 2	January 3
	2016	2015
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$9,109,394	$8,256,600
Accrued compensation	2,873,871	2,916,832
Other accrued expenses	1,751,052	1,201,114
Current portion of long-term debt	1,428,571	1,071,429
Total Current Liabilities	15,162,888	13,445,975

Other long-term liabilities	286,920	564,669
Long-term debt, less current portion	1,785,714	3,214,285
Accrued postretirement benefits	793,055	2,905,908
Accrued pension cost	24,304,926	26,164,812

Commitments and contingencies (See Note 4)

Shareholders’ Equity
Voting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Nonvoting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Common Stock, no par value:
Authorized: 50,000,000 shares
Issued: 8,942,461,shares in 2015 and 8,938,742 shares in 2014	28,997,050	28,932,058
Treasury Stock: 2,694,729 shares in 2015 and 2014	(19,105,723)	(19,105,723)
Retained earnings	90,597,041	87,680,667

Accumulated other comprehensive income (loss):
Foreign currency translation	(1,154,098)	855,179
Unrecognized net pension and postretirement benefit costs, net of taxes	(19,929,214)	(23,387,274)
Accumulated other comprehensive loss	(21,083,312)	(22,532,095)
Total Shareholders’ Equity	79,405,056	74,974,907
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$121,738,559	$121,270,556

See accompanying notes.

Consolidated Statements of Income

		Year ended
	January 2	January 3	December 28
	2016	2015	2013
Net sales	$144,567,951	$140,825,360	$142,458,279
Cost of products sold	(112,186,725)	(108,338,956)	(112,310,759)
Gross margin	32,381,226	32,486,404	30,147,520

Selling and administrative expenses	(24,353,498)	(20,767,756)	(19,761,199)
Operating profit	8,027,728	11,718,648	10,386,321

Interest expense	(185,475)	(254,576)	(322,731)
Other income	178,722	64,691	50,305
Income before income taxes	8,020,975	11,528,763	10,113,895

Income taxes	2,293,932	3,867,287	3,211,974
Net income	$5,727,043	$7,661,476	$6,901,921
Earnings per Share:
Basic	$.92	$1.23	$1.11

Diluted	$.92	$1.23	$1.11

See accompanying notes.

Consolidated Statements of Comprehensive Income

		Year ended
	January 2	January 3	December 28
	2016	2015	2013
Net income	$5,727,043	$7,661,476	$6,901,921
Other comprehensive income/(loss) -
Change in foreign currency translation	(2,009,277)	(1,128,327)	(656,972)
Change in pension and postretirement benefit costs, net of income taxes (expense)/benefit of $1,899,285 in 2015, $5,767,236 in 2014 and ($3,437,175) in 2013	3,458,060	(10,386,089)	6,254,558
Total other comprehensive income/(loss)	1,448,783	(11,514,416)	5,597,586
Comprehensive income/(loss)	$7,175,826	$(3,852,940)	$12,499,507

See accompanying notes.

Consolidated Statements of Shareholders’ Equity

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity
Balances at December 29, 2012	8,914,478	$28,585,498	(2,694,729)	$(19,105,723)	$78,717,589	$(16,615,265)	$71,582,099
Net income					6,901,921		6,901,921
Cash dividends declared, $.42 per share					(2,612,839)		(2,612,839)
Currency translation adjustment						(656,972)	(656,972)
Change in pension and postretirement benefit costs, net of tax						6,254,558	6,254,558
Issuance of Common Stock upon the exercise of stock options	1,000	13,580					13,580
Issuance of Common Stock for directors’ fees	1,419	22,504					22,504
Balances at December 28, 2013	8,916,897	28,621,582	(2,694,729)	(19,105,723)	83,006,671	(11,017,679)	81,504,851
Net income					7,661,476		7,661,476
Cash dividends declared, $.48 per share					(2,987,480)		(2,987,480)
Currency translation adjustment						(1,128,327)	(1,128,327)
Change in pension and postretirement benefit costs, net of tax						(10,386,089)	(10,386,089)
Issuance of Common Stock upon the exercise of stock options	20,000	271,600					271,600
Tax benefit from disqualifying dispositions of incentive stock options		8,882					8,882
Issuance of Common Stock for directors’ fees	1,845	29,994					29,994
Balances at January 3, 2015	8,938,742	28,932,058	(2,694,729)	(19,105,723)	87,680,667	(22,532,095)	74,974,907
Net income					5,727,043		5,727,043
Cash dividends declared, $.45 per share					(2,810,669)		(2,810,669)
Currency translation adjustment						(2,009,277)	(2,009,277)
Change in pension and postretirement benefit costs, net of tax						3,458,060	3,458,060
Issuance of Common Stock for directors’ fees	3,719	64,992					64,992
Balances at January 2, 2016	8,942,461	$28,997,050	(2,694,729)	$(19,105,723)	$90,597,041	$(21,083,312)	$79,405,056

See accompanying notes.

Consolidated Statements of Cash Flows

		Year ended
	January 2	January 3	December 28
	2016	2015	2013
Operating Activities
Net income	$5,727,043	$7,661,476	$6,901,921
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,921,438	3,486,302	3,825,286
Unrecognized pension & postretirement benefits	1,384,605	(175,687)	95,728
Loss on sale of equipment and other assets	49,796	69,258	116,327
Provision for doubtful accounts	9,459	37,601	106,485
Issuance of Common Stock for directors’ fees	64,992	29,994	22,505
Changes in operating assets and liabilities:
Accounts receivable	(852,168)	(207,631)	1,776,744
Inventories	(3,095,801)	(2,825,155)	(1,400,893)
Prepaid expenses	483,178	593,075	308,653
Recoverable tax receivables	380,000	(380,000)	1,158,632
Other assets	(106,081)	(156,164)	(76,426)
Accounts payable	1,182,124	998,502	(253,994)
Accrued compensation	28,426	185,724	(626,385)
Other accrued expenses	(43,582)	29,889	(637,547)
Net cash provided by operating activities	9,133,429	9,347,184	11,317,036

Investing Activities
Purchases of property, plant and equipment	(2,538,236)	(3,633,165)	(5,523,742)
Proceeds from sale of equipment and other assets	25,000	22,500	2,839
Business acquisitions	—	(5,034,289)	—
Net cash used in investing activities	(2,513,236)	(8,644,954)	(5,520,903)

Financing Activities
Principal payments on long-term debt	(1,071,428)	(1,785,714)	(1,428,571)
Proceeds from sales of Common Stock	—	271,600	13,580
Tax benefit from disqualifying dispositions of incentive stock options	—	8,882	—
Dividends paid	(2,810,669)	(2,987,480)	(2,612,839)
Net cash used in financing activities	(3,882,097)	(4,492,712)	(4,027,830)

Effect of exchange rate changes on cash	(757,554)	(363,435)	(262,086)
Net change in cash and cash equivalents	1,980,542	(4,153,917)	1,506,217

Cash and cash equivalents at beginning of year	15,834,444	19,988,361	18,482,144
Cash and cash equivalents at end of year	$17,814,986	$15,834,444	$19,988,361

See accompanying notes.

The Eastern Company

Notes to Consolidated Financial Statements

1. Description of Business

The operations of The Eastern Company (the “Company”) consist of three business segments: industrial hardware, security products, and metal products.  The industrial hardware segment produces latching devices for use on industrial equipment and instrumentation, composite panels used primarily in the transportation and electronic white board industries, as well as a broad line of proprietary hardware designed for truck bodies and other vehicular type equipment.  The security products segment manufactures and markets a broad range of locks for traditional general purpose security applications as well as specialized locks for soft luggage, coin-operated vending and gaming equipment, and electric and computer peripheral components.  This segment also manufactures and markets coin acceptors and metering systems to secure cash used in the commercial laundry industry and produces cashless payment systems utilizing advanced smart card technology. The metal products segment produces anchoring devices used in supporting the roofs of underground coal mines and specialty products which serve the construction, automotive, railroad and electrical industries.

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

Fiscal Year

The Company’s year ends on the Saturday nearest to December 31.  Fiscal 2015 was a 52 week year, 2014 was a 53 week year and 2013 was a 52 week year.

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

The Eastern Company

Notes to Consolidated Financial Statements (continued)

2. Accounting Policies (continued)

Recognition of Revenue and Accounts Receivable

Revenue and accounts receivable are recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred, and there is a reasonable assurance of collection of the sales proceeds.  The Company obtains written purchase authorizations from its customers for a specified amount of product at a specified price and delivery occurs at the time of shipment. Credit is extended based on an evaluation of each customer’s financial condition; collateral is not required. Accounts receivable are recorded net of applicable allowances.  No customer exceeded 10% of total accounts receivable at year end 2015 or 2014.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The Company reviews the collectability of its receivables on an ongoing basis taking into account a combination of factors.  The Company reviews potential problems, such as past due accounts, a bankruptcy filing or deterioration in the customer’s financial condition, to ensure the Company is adequately accrued for potential loss.  Accounts are considered past due based on when payment was originally due.  If a customer’s situation changes, such as a bankruptcy or creditworthiness, or there is a change in the current economic climate, the Company may modify its estimate of the allowance for doubtful accounts.  The Company will write off accounts receivable after reasonable collection efforts have been made and the accounts are deemed uncollectible.  Write-offs have been within management’s estimates.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method in the U.S. ($31,601,408 for U.S. inventories at January 2, 2016) and by the first-in, first-out (FIFO) method for inventories outside the U.S. ($5,241,005 for inventories outside the U.S. at January 2, 2016). Current cost exceeds the LIFO carrying value by approximately $6,297,368 at January 2, 2016 and $6,886,000 at January 3, 2015. There was no material LIFO quantity liquidation in 2015, 2014 and 2013.

Property, Plant and Equipment and Related Depreciation

Property, plant and equipment (including equipment under capital lease) are stated at cost.  Depreciation ($3,460,516 in 2015, $3,237,426 in 2014, $3,592,263 in 2013) is computed generally using the straight-line method based on the following estimated useful lives of the assets: Buildings 10 to 39.5 years; Machinery and equipment 3 to 10 years.

Goodwill, Intangibles and Impairment of Long-Lived Assets

Patents are recorded at cost and are amortized using the straight-line method over the lives of the patents.  Technology and licenses are recorded at cost and are generally amortized on a straight-line basis over periods ranging from 5 to 17 years.  Non-compete agreements and customer relationships are being amortized using the straight-line method over a period of 5 years. Amortization expense in 2015, 2014 and 2013 was $460,922, $248,876 and $233,023, respectively.  Total amortization expense for each of the next five years is estimated to be as follows: 2016 - $437,000; 2017 - $437,000; 2018 - $437,000; and 2019 - $379,000; and 2020 - $146,000.  Trademarks are not amortized as their lives are deemed to be indefinite.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

2. Accounting Policies (continued)

The gross carrying amount and accumulated amortization of amortizable intangible assets:
	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total	Weighted-Average Amortization Period (Years)
2015 Gross Amount
Patents and developed technology	$2,206,852	$1,029,181	$—	$3,236,033	15.9
Customer relationships	—	449,706	—	449,706	5.0
Non-compete agreements	—	407,000	—	407,000	5.0
Intellectual property	—	307,370	—	307,370	5.0
Total Gross Intangibles	$2,206,852	$2,193,257	$—	$4,400,109	12.6

2015 Accumulated Amortization
Patents and developed technology	$1,478,692	$575,026	$—	$2,053,718
Customer relationships	—	89,941	—	89,941
Non-compete agreements	—	81,400	—	81,400
Intellectual property	—	61,474	—	61,474
Accumulated Amortization	$1,478,692	$807,841	$—	$2,286,533

Net 2015 per Balance Sheet	$728,160	$1,385,416	$—	$2,113,576

2014 Gross Amount
Patents and developed technology	$2,494,261	$1,025,303	$—	$3,519,564	15.7
Customer relationships	—	449,706	—	449,706	5.0
Non-compete agreements	—	407,000	—	407,000	5.0
Intellectual property	—	307,370	—	307,370	5.0
Total Gross Intangibles	$2,494,261	$2,189,379	$—	$4,683,640	12.7

2014 Accumulated Amortization
Patents and developed technology	$1,649,655	$535,415	$—	$2,185,070
Customer relationships	—	—	—	—
Non-compete agreements	—	—	—	—
Intellectual property	—	—	—	—
Accumulated amortization	1,649,655	535,415	—	2,185,070

Net 2014 per Balance Sheet	$844,606	$1,653,964	$—	$2,498,570

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

The Eastern Company

Notes to Consolidated Financial Statements (continued)

2. Accounting Policies (continued)

The Company performed qualitative assessments as of the end of fiscal 2015 and fiscal 2014 and determined it is more likely than not that no impairment of goodwill existed at the end of 2015 or 2014.  The Company will perform annual qualitative assessments in subsequent years as of the end of each fiscal year.  Additionally, the Company will perform interim analysis whenever conditions warrant.

Goodwill or trademarks would be considered impaired whenever our historical carrying amount exceeds the fair value.  Goodwill and trademarks were not impaired in 2015, 2014 or 2013.  Should we reach a different conclusion in the future, additional work would be performed to determine the amount of the non-cash impairment charge to be recognized.  The maximum future impairment of goodwill or trademarks that could occur is the amount recognized on our balance sheet.

The following is a roll-forward of goodwill for 2015 and 2014:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total
2015
Beginning balance	$1,901,312	$13,059,042	$—	$14,960,354
Foreign exchange	(169,561)	—	—	(169,561)
Ending balance	$1,731,751	$13,059,042	$—	$14,790,793

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total
2014
Beginning balance	$2,008,231	$11,833,816	$—	$13,842,047
Acquisition of Argo Transdata	—	1,225,226	—	1,225,226
Foreign exchange	(106,919)	—	—	(106,919)
Ending balance	$1,901,312	$13,059,042	$—	$14,960,354

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

The Eastern Company

Notes to Consolidated Financial Statements (continued)

2. Accounting Policies (continued)

Product Development Costs

Product development costs, charged to expense as incurred, were $1,218,948 in 2015, $1,079,557 in 2014 and $991,286 in 2013.

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising costs were $496,066 in 2015, $494,267 in 2014 and $486,027 in 2013.

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

Earnings per Share

The denominators used in the earnings per share computations follow:

	2015	2014	2013
Basic:
Weighted average shares outstanding	6,245,057	6,225,068	6,220,928

Diluted:
Weighted average shares outstanding	6,245,057	6,225,068	6,220,928
Dilutive stock options	—	12,846	16,830
Denominator for diluted earnings per share	6,245,057	6,237,914	6,237,758

There were no anti-dilutive stock options in 2015, 2014 or 2013.

Derivatives

The Company does not maintain any derivatives as of the date of this report.

Stock Based Compensation

The Company accounts for stock based compensation pursuant to the fair value recognition provisions of ASC 718.  No stock options were granted in 2015, 2014 or 2013, and, since all outstanding options were fully vested in each year presented, there was no impact on the financial statements.

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

The carrying amounts of financial instruments (cash and cash equivalents, accounts receivable, accounts payable and debt) as of January 2, 2016 and January 3, 2015, approximate fair value.  Fair value was based on expected cash flows and current market conditions.

3. Business Acquisitions

Effective December 15, 2014 the Company acquired certain assets of Argo Transdata Corporation (“Argo”) including accounts receivable, inventories, furniture, fixtures and equipment, intellectual property rights and rights existing under all sales and purchase agreements.  Argo is a contract manufacturer of printed circuit board assemblies and has the ability to manufacture surface mount (SMT), through hole and wire bond assemblies or any combination of the three technologies.  Its products are sold to numerous OEM’s in industries such as measurement systems, industrial controls, medical and military.  The Argo acquisition further diversified our markets and provides a source for printed circuit boards which are used in several of our current products.  Argo is included in the Security Products segment of the Company from the date of the acquisition.  The cost of the acquisition of Argo was approximately $5,034,000, inclusive of transaction costs, plus a contingent earn-out of $282,914 based on revenue levels in each of the first two fiscal years following the closing and the assumption of $63,000 in current liabilities.  In 2015, the Company recognized $138,683 in earnings as a result of Argo not meeting the sales goals for the 1st year earn-out.  On January 2, 2016 the contingent earn-out liability was $144,231.

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

The Eastern Company

Notes to Consolidated Financial Statements (continued)

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

During the fourth quarter of 2010, the Company was contacted by the State of Illinois regarding potential ground contamination at our plant in Wheeling, Illinois.  The Company signed up with a voluntary remediation program in Illinois and has engaged an environmental clean-up company to perform testing and develop a remediation plan.  The estimated cost of remediation is $30,000.

Approximately 26% of the total workforce is subject to negotiated union contracts, and none of the agreements expire during 2016.

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

Interest on the original term portion of the Loan Agreement is fixed at 4.98%.  Interest on the 2012 Term Loan is fixed at 3.90%.  For the period from January 25, 2012 to January 23, 2014, interest on the revolving credit portion of the Loan Agreement varied based on the LIBOR rate or People’s Prime rate plus 2.25%, with a floor of 3.25% with a maturity date of January 31, 2014.  On January 23, 2014, the Company amended the Loan Agreement with People’s.  The amendment renewed and extended the maturity date of the revolving credit portion of the Loan Agreement to July 1, 2016 and changed the interest rate to LIBOR plus 2.25%, and eliminated the 3.25% floor previously in place.  The quarterly commitment fee of one quarter of one percent (0.25%) remained unchanged.  The Company did not utilize the revolving credit portion of the Loan Agreement at any time during 2014 or 2015.

Debt consists of:

	2015	2014
Term loans	$3,214,285	$4,285,714
Revolving credit loan	—	—
	3,214,285	4,285,714
Less current portion	1,428,571	1,071,429
	$1,785,714	$3,214,285

The Company paid interest of $174,558 in 2015, $272,993 in 2014, and $319,760 in 2013.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

5. Debt (continued)

The Company’s loan covenants under the Loan Agreement require the Company to maintain a fixed charge coverage ratio of at least 1.1 to 1, a leverage ratio of no more than 1.75 to 1, and minimum tangible net worth of $43 million increasing each year by 50% of consolidated net income.  This amount was approximately $52.8 million as of December 28, 2013.  As part of an amendment to the Loan Agreement signed on January 23, 2014, the leverage ratio was eliminated, and the minimum tangible net worth covenant was modified to a fixed minimum amount of $55 million, effective with the end of the Company’s first quarter of 2014.  In addition, the Company has restrictions on, among other things, new capital leases, purchases or redemptions of its capital stock, mergers and divestitures, and new borrowing.  The Company was in compliance with all covenants in 2014 and 2015.

As of January 3, 2015, scheduled annual principal maturities of long-term debt for each of the next five years follow:

2016	$1,428,571
2017	892,857
2018	714,286
2019	178,571
2020	—
Thereafter	—
$3,214,285

6. Stock Rights

The Company had a stock rights plan.  At January 3, 2015, there were 6,244,013 stock rights outstanding under the plan.  Each right may have been exercised to purchase one share of the Company’s common stock at an exercise price of $80.00, subject to adjustment to prevent dilution.

On August 7, 2015, the Company terminated the 2008 Shareholder Rights Agreement. Pursuant to Section 23 of the Rights Agreement, the Company redeemed all of the outstanding rights at a redemption price of $0.01 per right.  The redemption fee was paid on September 15, 2015, to common shareholders of record as of August 19, 2015.

7. Stock Options and Awards

Stock Options

At the end of 2015, the Company had one stock option plan, the 2010 plan, for officers, other key employees, and non-employee directors.  Incentive stock options granted under the 2010 plan must have exercise prices that are not less than 100% of the fair market value of the stock on the dates the options are granted.  Restricted stock awards may also be granted to participants under the 2010 plan with restrictions determined by the Compensation Committee of the Company’s Board of Directors.  Under the 2010 plan, non-qualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Company’s Board of Directors.  No options or restricted stock were granted in 2015, 2014 or 2013.

As of January 2, 2016, there were 500,000 shares of common stock reserved and available for future grant under the above noted 2010 plan.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

7. Stock Options and Awards (continued)

Information with respect to the Company’s stock option plans is summarized below:

	Shares	Weighted Average Exercise Price
Outstanding at December 29, 2012	21,000	$13.58
Exercised	(1,000)	13.58
Outstanding at December 28, 2013	20,000	13.58
Exercised	(20,000)	13.58
Outstanding at January 3, 2015	—
Exercised	—
Outstanding at January 2, 2016	—

At January 2, 2016, there were no stock options outstanding or exercisable.  The total intrinsic value of stock options exercised in 2014 and 2013 was $59,125 and $1,590, respectively.

8. Income Taxes

Deferred income taxes are provided on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and those for income tax reporting purposes.  Deferred income tax (assets) liabilities relate to:

	2015	2014	2013
Property, plant and equipment	$6,694,885	$6,503,597	$6,184,873
Other	99,989	92,531	208,938
Total deferred income tax liabilities	6,794,874	6,596,128	6,393,811

Other postretirement benefits	(281,154)	(1,030,203)	(787,087)
Inventories	(807,061)	(829,876)	(848,364)
Allowance for doubtful accounts	(124,351)	(105,296)	(104,695)
Intangible assets	(299,137)	(396,541)	(373,482)
Accrued compensation	(252,297)	(203,180)	(158,866)
Pensions	(8,616,582)	(9,275,949)	(3,828,224)
Total deferred income tax assets	(10,380,582)	(11,841,045)	(6,100,718)
Net deferred income tax (assets) liabilities	$(3,585,708)	$(5,244,917)	$293,093

Income before income taxes consists of:

	2015	2014	2013
Domestic	$4,308,809	$8,087,552	$7,139,039
Foreign	3,712,166	3,441,211	2,974,856
	$8,020,975	$11,528,763	$10,113,895

The Eastern Company

Notes to Consolidated Financial Statements (continued)

8. Income Taxes (continued)

The provision for income taxes follows:

	2015	2014	2013
Current:
Federal	$1,337,417	$2,339,917	$1,942,271
Foreign	1,054,694	991,257	871,949
State	140,139	295,554	162,952
Deferred:
Federal	(223,530)	164,830	241,821
State	(14,788)	75,729	(7,019)
	$2,293,932	$3,867,287	$3,211,974

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows:

	2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent
Income taxes using U.S. federal statutory rate	$ 2,727,131	34%	$ 3,919,779	34%	$ 3,438,724	34%
State income taxes, net of federal benefit	82,987	1	249,324	2	99,245	1
Impact of foreign subsidiaries on effective tax rate	(388,132)	(5)	(76,914)	(1)	(103,878)	(1)
Impact of manufacturers deduction on effective tax rate	(91,018)	(1)	(185,993)	(1)	(138,127)	(1)
Other—net	(37,036)	-	(38,909)	-	(83,990)	(1)
	$ 2,293,932	29%	$ 3,867,287	34%	$ 3,211,974	32%

Total income taxes paid were $2,348,865 in 2015, $3,989,978 in 2014 and $2,568,708 in 2013.

United States income taxes have been provided on the undistributed earnings of foreign subsidiaries ($13,308,709 at January 2, 2016) only where necessary because such earnings are intended to be reinvested abroad indefinitely or repatriated only when substantially free of such taxes.  The Company would be required to accrue and pay United States income taxes to repatriate the funds held by foreign subsidiaries not otherwise provided.

During 2015, 2014 and 2013, the Company received tax benefits of $0, $8,882, and $0, respectively, as a result of the exercise and sale of incentive stock options that resulted in the disqualification of those incentive stock options and the exercise of non-qualified stock options during the year.  The tax benefit associated with the exercise of the incentive and non-qualified stock options has been recorded to common stock.

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

	2015	2014	2013

Balance at beginning of year	$248,645	$220,289	$499,624
Increases for positions taken during the current period	27,947	50,735	49,636
Decreases relating to settlements	—	—	(263,856)
Decreases resulting from the expiration of the statute of limitations	(26,810)	(22,379)	(65,115)
Balance at end of year	$249,782	$248,645	$220,289

The Eastern Company

Notes to Consolidated Financial Statements (continued)

8. Income Taxes (continued)

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2012 and non-U.S. income tax examinations by tax authorities prior to 2009.

Included in the balance at January 2, 2016, are $164,856 of unrecognized tax benefits that would affect the annual effective tax rate.  In 2015, the Company recognized accrued interest related to unrecognized tax benefits in income tax expense.  The Company had approximately $37,000 of accrued interest at January 2, 2016.

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

Future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year during each of the next five years follow:
2016	$1,046,940
2017	992,680
2018	884,615
2019	397,186
2020	55,120
$3,376,541

Rent expense for all operating leases was $1,324,365 in 2015, $1,151,749 in 2014 and $1,093,895 in 2013.  The Company expects future rent expense, including non-cancelable operating leases, leases that are expected to be renewed and buildings leased on a month-to-month basis, for each of the next five years to be in the range of $1,100,000 to $1,300,000.

10. Retirement Benefit Plans

The Company has non-contributory defined benefit pension plans covering most U.S. employees.  Plan benefits are generally based upon age at retirement, years of service and, for its salaried plan, the level of compensation.  The Company also sponsors unfunded non-qualified supplemental retirement plans that provide certain former officers with benefits in excess of limits imposed by federal tax law.

The Company also provides health care and life insurance for retired salaried employees in the United States who meet specific eligibility requirements.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. Retirement Benefit Plans (continued)

Components of the net periodic benefit cost of the Company’s pension benefit plans were as follows:

	2015	2014	2013
Service cost	$3,770,191	$2,837,134	$3,028,863
Interest cost	3,472,870	3,365,194	2,840,622
Expected return on plan assets	(5,151,654)	(4,810,524)	(4,827,393)
Amortization of prior service cost	218,585	218,585	256,459
Amortization of the net loss	1,928,298	944,130	1,844,139
Net periodic benefit cost	$4,238,290	$2,554,519	$3,142,690

Assumptions used to determine net periodic benefit cost for the Company’s pension benefit plans for the fiscal year indicated were as follows:
	2015	2014	2013
Discount rate	3.90%	4.80%	3.90%
Expected return on plan assets	8.0%	8.0%	8.0%
Rate of compensation increase	3.25%	3.25%	3.25%

Components of the net periodic benefit cost of the Company’s postretirement benefit plan were as follows:

	2015	2014	2013
Service cost	$217,570	$173,902	$202,568
Interest cost	154,915	157,481	142,086
Expected return on plan assets	(91,936)	(22,434)	(73,920)
Amortization of prior service cost	(23,889)	(23,888)	(23,888)
Amortization of the net loss	18,804	(72,378)	(4,608)
Net periodic benefit cost	$275,464	$212,683	$242,238

Assumptions used to determine net periodic benefit cost for the Company’s postretirement plan for the fiscal year indicated were as follows:
	2015	2014	2013
Discount rate	3.90%	4.80%	3.90%
Expected return on plan assets	8.0%	8.0%	8.0%

As of January 2, 2016 and January 3, 2015, the status of the Company’s pension benefit plans and postretirement benefit plan was as follows:
	Pension Benefit		Postretirement Benefit
	2015	2014	2015	2014
Benefit obligation at beginning of year	$90,516,922	$71,211,198	$4,055,112	$3,420,475
Change due to availability of final actual assets and census data	—	—	346	(56,516)
Discount rate	(4,121,170)	10,600,944	(87,748)	445,610
Mortality table	—	2,808,383	—	75,047
Service cost	3,770,191	2,837,134	217,570	173,902
Interest cost	3,472,870	3,365,194	154,915	157,481
Actuarial (gain)/loss	(3,316,552)	2,287,760	(2,235,904)	(23,169)
Benefits paid	(2,894,492)	(2,593,691)	(122,947)	(137,718)
Benefit obligation at end of year	$87,427,769	$90,516,922	$1,981,344	$4,055,112

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. Retirement Benefit Plans (continued)

	Pension Benefit		Postretirement Benefit
	2015	2014	2015	2014
Fair value of plan assets at beginning of year	$64,352,110	$60,350,987	$1,149,204	$1,187,603
Change due to availability of final actual assets and census data	—	—	—	(2,451)
Actual return on plan assets	(1,340,977)	3,731,262	39,085	22,434
Employer contributions	3,006,202	2,863,552	122,947	79,336
Benefits paid	(2,894,492)	(2,593,691)	(122,947)	(137,718)
Fair value of plan assets at end of year	$63,122,843	$64,352,110	$1,188,289	$1,149,204

	Pension Benefit		Postretirement Benefit
Funded Status	2015	2014	2015	2014
Net amount recognized in the balance sheet	$(24,304,926)	$(26,164,812)	$(793,055)	$(2,905,908)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefit		Postretirement Benefit
	2015	2014	2015	2014
Net (loss)/gain	$(32,220,482)	$(35,093,871)	$1,658,406	$(630,853)
Prior service (cost) credit	(376,685)	(595,270)	63,731	87,620
	$(32,597,167)	$(35,689,141)	$1,722,137	$(543,233)

Change in the components of accumulated other comprehensive income consist of:

	Pension Benefit		Postretirement Benefit
	2015	2014	2015	2014
Balance at beginning of period	$(35,689,141)	$(20,075,506)	$(543,233)	$(3,544)
Change due to availability of final actual assets and census data	—	—	(346)	54,065
Charged to net periodic benefit cost
Prior service cost	218,585	218,585	(23,889)	(23,888)
Net loss (gain)	1,928,298	944,130	18,804	—
Liability (gains)/losses
Discount rate	4,121,170	(10,600,944)	87,748	(445,610)
Mortality table	—	(2,808,383)	—	(75,047)
Asset (gains)/losses deferred	(2,813,796)	(184,695)	(52,851)	(72,378)
Other	(362,283)	(3,182,328)	2,235,904	23,169
Balance at end of period	$(32,597,167)	$(35,689,141)	$1,722,137	$(543,233)

In 2016, the net periodic pension benefit cost will include $1,837,738 of net loss and $200,568 of prior service cost and the net periodic postretirement benefit cost will include $125,885 of net gain and $23,889 of prior service credit.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. Retirement Benefit Plans (continued)

Assumptions used to determine the projected benefit obligations for the Company’s pension benefit plans and postretirement benefit plan for the fiscal year indicated were as follows:
	2015	2014
Discount rate
- Pension plans	4.24% - 4.28%	3.9%
- Supplemental pension plans	3.53%	3.9%
- Postretirement plan	4.23%	3.9%
Expected return on plan assets	8.0%	8.0%
Rate of compensation increase	3.25%	3.25%

At January 2, 2016 and January 3, 2015, the accumulated benefit obligation for all qualified and nonqualified defined benefit pension plans was $83,433,339 and $84,714,136, respectively.

Information for the under-funded pension plans with a projected benefit obligation and an accumulated benefit obligation in excess of plan assets:

	2015	2014
Number of plans	6	6
Projected benefit obligation	$87,427,769	$90,516,922
Accumulated benefit obligation	83,433,339	84,714,136
Fair value of plan assets	63,122,843	64,352,110
Net amount recognized in accrued benefit liability	(24,304,926)	(26,164,812)

Estimated future benefit payments to participants of the Company’s pension plans are $3.4 million in 2016, $3.6 million in 2017, $3.8 million in 2018, $4.1 million in 2019, $4.4 million in 2020 and a total of $26.2 million from 2021 through 2025.

Estimated future benefit payments to participants of the Company’s postretirement plan are $118,000 in 2016, $118,000 in 2017, $117,000 in 2018, $117,000 in 2019, $117,000 in 2020 and a total of $577,000 from 2021 through 2025.

The Company expects to make cash contributions to its qualified pension plans of approximately $3.1 million and to its postretirement plan of approximately $118,000 in 2016.

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

We consider a variety of factors in determining and selecting our assumptions for the discount rate at the end of the year.  In 2015 we developed each plan’s discount rate with the assistance of our actuaries by matching expected future benefit payments in each year to the corresponding spot rates from the Citigroup Pension Liability Yield Curve, comprised of high quality (rated AA or better) corporate bonds.  Prior to 2015, we used the same process to determine each individual plan’s discount rate, but the average of these rates was used to determine a single rate for all plans.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. Retirement Benefit Plans (continued)

The fair values of the company’s pension plans assets at January 2, 2016 and January 3, 2015, utilizing the fair value hierarchy discussed in Note 2, follow:

	January 2, 2016
	Level 1	Level 2	Level 3	Total
Cash and Equivalents:
Common/collective trust funds	$—	$236,209	$—	$236,209
Equities:
The Eastern Company Common Stock	4,069,088	—	—	4,069,088
Common/collective trust funds
Russell Large Cap Defensive Equity Fund (a)	—	6,685,388	—	6,685,388
Russell Equity II Fund (b)	—	4,456,364	—	4,456,364
Russell Large Cap U.S. Equity Fund (c)	—	5,575,535	—	5,575,535
Russell International Fund with Active Currency (d)	—	7,796,625	—	7,796,625
Russell Emerging Markets Fund (e)	—	3,350,136	—	3,350,136
Fixed Income:
Common/collective trust funds
Russell Fixed Income I Fund (f)	—	8,504,086	—	8,504,086
Target Duration LDI Fixed Income Funds (g)
• Russell 8 Year LDI Fixed Income Fund	—	1,478,701	—	1,478,701
• Russell 10 Year LDI Fixed Income Fund	—	1,840,616	—	1,840,616
• Russell 12 Year LDI Fixed Income Fund	—	2,119,786	—	2,119,786
• Russell 14 Year LDI Fixed Income Fund	—	3,795,220	—	3,795,220
• Russell 16 Year LDI Fixed Income Fund	—	5,615,278	—	5,615,278
STRIPS Fixed Income Funds (h)
• Russell 15 Year STRIPS Fixed Income Fund	—	2,606,554	—	2,606,554
• Russell 10 Year STRIPS Fixed Income Fund	—	1,411,574	—	1,411,574
• Russell 28 to 29 Year STRIPS Fixed Income Fund	—	543,357	—	543,357
Insurance contracts	—	3,038,326	—	3,038,326
Total	$4,069,088	$59,053,755	$—	$63,122,843

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. Retirement Benefit Plans (continued)

	January 3, 2015
	Level 1	Level 2	Level 3	Total
Cash and Equivalents:
Common/collective trust funds	$—	$1,201,073	$—	$1,201,073
Equities:
The Eastern Company Common Stock	3,473,938	—	—	3,473,938
Common/collective trust funds
Russell Large Cap Defensive Equity Fund	—	6,936,880	—	6,936,880
Russell Equity II Fund	—	4,632,485	—	4,632,485
Russell Concentrated Equity Fund	—	5,788,864	—	5,788,864
Russell International Fund with Active Currency	—	7,606,489	—	7,606,489
Russell Emerging Markets Fund	—	3,188,672	—	3,188,672
Fixed Income:
Common/collective trust funds
Russell Fixed Income I Fund	—	17,013,171	—	17,013,171
Target Duration LDI Fixed Income Funds
• Russell 6 Year LDI Fixed Income Fund	—	226,826	—	226,826
• Russell 8 Year LDI Fixed Income Fund	—	227,960	—	227,960
• Russell 10 Year LDI Fixed Income Fund	—	343,712	—	343,712
• Russell 12 Year LDI Fixed Income Fund	—	919,538	—	919,538
• Russell 14 Year LDI Fixed Income Fund	—	1,212,739	—	1,212,739
• Russell 16 Year LDI Fixed Income Fund	—	520,522	—	520,522
Russell Long Duration Fixed Income Fund (i)	—	8,112,746	—	8,112,746
Insurance contracts	—	2,946,495	—	2,946,495
Total	$3,473,938	$60,878,172	$—	$64,352,110

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

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. Retirement Benefit Plans (continued)

(a)
The investment objective of the Russell Large Cap Defensive Equity Fund is to outperform the Russell 1000® Defensive Index® while managing volatility and maintaining diversification similar to the Index over a full market cycle.  The Fund invests in common stocks of large and medium cap U.S. companies, employing a multi-manager approach with advisors using distinct methods to identify medium to large cap U.S. stocks with positive excess return potential.  The defensive style of investing emphasizes investments in equities of companies expected to have lower than average stock price volatility, higher financial quality and/or stable business fundamentals.

(b)
The Russell Equity II Fund has an objective to provide a favorable total return primarily through capital appreciation.  Aims to outperform the Russell 2500® Index with above-average consistency while managing volatility and maintaining diversification similar to the Index over a full market cycle.  The fund invests in common stocks of U.S. small cap companies.  It employs a multi-style (growth and market-oriented, value), multi-manager approach.   Advisors employ distinct yet complementary styles in their stock selection, focusing on factors such as: undervalued or under-researched companies, special situations, emerging growth, asset plays and turnarounds.

(c)
The investment objective of the Russell Large Cap U.S. Equity Fund (formerly the Russell Concentrated Equity Fund) is to outperform the Russell 1000® Index with above-average consistency over a full market cycle.  The fund invests in common stocks of large and medium cap U.S. companies.  Employs a multi-style, multi-manager approach whereby portions of the fund are allocated to different money managers who employ distinct styles.  The number of advisors and number of stocks (150 – 200) is more concentrated than other Russell multi-style large cap U.S. funds.

(d)
The Russell International Fund with Active Currency seeks to provide long-term growth of Capital.  Aims to outperform the Russell Development ex-U.S. Large Cap Index Net while managing volatility and maintaining diversification similar to the index over a full market cycle.  The fund invests primarily in the equities of non-U.S. developing markets and currency of global markets.  Employs multiple managers with distinct investment styles, which are intended to be complementary.  Seeks to capitalize on the stock selection abilities of its active manager.  The Fund typically has moderate country and sector weights relative to the index.  Also believe active currency management is an attractive strategy with the potential to deliver excess return.

(e)
The Russell Emerging Markets Fund seeks to provide the potential for long-term growth of Capital.  Aims to outperform the Russell Emerging Markets Index Net over a full market cycle.  The fund invests in equity securities of companies located in, or are economically tied to, emerging market countries.  Securities are denominated principally in foreign currencies and are typically held outside the U.S.  The Fund employs a multi-style (growth, market-oriented and value) and multi-manager approach whereby portions of the fund are allocated to different money managers who employ distinct styles.

(f)
The Russell Fixed Income I Fund is designed to provide current income and capital appreciation through a variety of diversified strategies.  The Fund seeks favorable returns comparable to the broad fixed income market, as measured by the Barclays U.S. Aggregate Bond Index.  The fund primarily invests in fixed income securities representing diverse sectors and maturities.  Advisors use diversified strategies including sector rotation, modest interest rate timing, security selection and tactical use of high yield and emerging market bonds.  It is actively managed with multiple advisors employing distinct yet complementary strategies and different technologies to insure prudent diversification over a broad spectrum of investments.

(g)
The Target Duration LDI Fixed Income Funds seek to outperform their respective Barclays-Russell LDI Indexes over a full market cycle.  These Funds invest primarily in investment grade corporate bonds that closely match those found in discount curves used to value U.S. pension liabilities.  They seek to provide additional incremental return through modest interest rate timing, security selection and tactical use of non-credit sectors.  Generally for use in combination with other bond funds to gain additional credit exposure, with the goal of reducing the mismatch between a plan’s assets and liabilities.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. Retirement Benefit Plans (continued)

(h)
The STRIPS (Separate Trading of Registered Interest and Principal of Securities) Funds seek to provide duration and Treasury exposure by investing in an optimized subset of the STRIPS universe with a similar duration profile as the Barclays U.S. Treasury STRIPS 10-11 year, 16-16 year or 28-29 year Index.  These passively managed funds are generally used with other bond funds to add additional duration to the asset portfolio.  This will help reduce the mismatch between a plan’s assets and liabilities.

(i)
The Russell Long Duration Fixed Income Fund seeks to outperform the Barclays Capital Long Credit Index over a full market cycle.  The fund seeks to provide current income, and as a secondary objective, capital appreciation through diversified strategies including sector rotation, modest interest rate timing, security selection and tactical use of high yield and emerging market bonds.  The fund will generally be used in combination with other bond funds, with the goal of reducing the mismatch between a plan’s assets and liabilities.  In January 2015, the Trustee of the plan sold all of the assets of this fund.  The proceeds were invested in the LDI Target funds and the STRIPS funds as of the end of 2015.

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

The plans’ assets include 217,018 and 202,562 shares of the common stock of the Company having a market value of $4,069,938 and $3,473,938 at January 2, 2016 and January 3, 2015, respectively.  The Salaried Pension Plan purchased 14,456 shares of common stock at a cost of $232,124 during 2015 and 8,938 shares of common stock at a cost of $146,712 in 2014.  No shares were sold in either period.  Dividends received during 2015 and 2014 on the common stock of the Company were $92,743 and $93,507 respectively.

The fair values of the Company’s postretirement plan assets at January 2, 2016 and January 3, 2015, utilizing the fair value hierarchy discussed in Note 2, follow:
	January 2, 2016
	Level 1	Level 2	Level 3	Total
Fixed Income:
Insurance contracts	$—	$—	$1,188,289	$1,188,289
Total	$—	$—	$1,188,289	$1,188,289

	January 3, 2015
	Level 1	Level 2	Level 3	Total
Fixed Income:
Insurance contracts	$—	$—	$1,149,204	$1,149,204
Total	$—	$—	$1,149,204	$1,149,204

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. Retirement Benefit Plans (continued)

The level 3 asset consists of an insurance contract with The Prudential Life Insurance Company of America.  It is designed to provide life insurance benefits for eligible retirees of the Company.  The contract is valued annually by the insurance company, based on activity in the account.  An analysis of the Level 3 asset of the Company’s postretirement plan is as follows:

	2015	2014
Fair value of Level 3 assets at beginning of year	$1,149,204	$1,187,603
Change due to availability of final actual assets and census data	—	(2,451)
Actual return on plan assets	39,085	22,434
Employer contributions	81,360	19,639
Benefits paid	(81,360)	(78,021)
Fair value of Level 3 assets at end of year	$1,188,289	$1,149,204

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

A one-percentage-point change in assumed health care cost trend rates would have the following effects on the postretirement benefit plan:
	1-Percentage Point
	Increase	Decrease
Effect on total of service and interest cost components	$71,520	$(57,039)

Effect on postretirement benefit obligation	$—	$—

U.S. salaried employees and most employees of the Company’s Canadian subsidiaries are covered by defined contribution plans.

The Company has a contributory savings plan under Section 401(k) of the Internal Revenue Code covering substantially all U.S. non-union employees.  The plan allows participants to make voluntary contributions of up to 100% of their annual compensation on a pretax basis, subject to IRS limitations.  The plan provides for contributions by the Company at its discretion.  The Company made contributions of $232,399 in 2015, $186,545 in 2014, and $194,068 in 2013.  Beginning in 2015, the Company began making a non-discretionary contribution to the plan for the benefit of all U.S. non-union employees who are not eligible for the Company’s salaried retirement plan.  This contribution totaled $51,470 in 2015.

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

One customer of the Metal Products segment, Jennmar Corporation, accounted for 10.5% of total sales in 2014 and 11.5% of total sales in 2013.  No other customer exceeded 10% of total sales in 2015, 2014 or 2013.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

11. Reportable Segments (continued)

	2015	2014	2013
Sales: Sales to unaffiliated customers:
Industrial Hardware	$61,338,812	$58,666,229	$60,367,209
Security Products	56,598,487	49,381,553	48,751,688
Metal Products	26,630,652	32,777,578	33,339,382
	$144,567,951	$140,825,360	$142,458,279

Inter-segment Sales:
Industrial Hardware	$595,596	$984,192	$373,797
Security Products	2,813,576	2,565,733	2,558,127
Metal Products	16,804	—	11,540
	$3,425,976	$3,549,925	$2,943,464

Income Before Income Taxes:
Industrial Hardware	$4,314,149	$5,063,786	$4,797,254
Security Products	3,798,115	4,058,554	2,780,403
Metal Products	(84,536)	2,596,308	2,808,664
Operating Profit	8,027,728	11,718,648	10,386,321
Interest expense	(185,475)	(254,576)	(322,731)
Other income	178,722	64,691	50,305
	$8,020,975	$11,528,763	$10,113,895

Geographic Information:
Net Sales:
United States	$126,115,036	$117,478,557	$114,085,322
Foreign	18,452,915	23,346,803	28,372,957
	$144,567,951	$140,825,360	$142,458,279

Foreign sales are primarily to customers in North America.

Identifiable Assets:
United States	$106,662,743	$105,771,961	$96,289,200
Foreign	15,075,816	15,498,595	17,569,209
	$121,738,559	$121,270,556	$113,858,409

Industrial Hardware	$30,425,348	$29,660,695	$31,820,269
Security Products	52,688,497	51,573,251	43,582,088
Metal Products	20,931,863	21,037,058	19,282,393
	104,045,708	102,271,004	94,684,750
General corporate	17,692,851	18,999,552	19,173,659
	$121,738,559	$121,270,556	$113,858,409

The Eastern Company

Notes to Consolidated Financial Statements (continued)

11. Reportable Segments (continued)

	2015	2014	2013
Depreciation and Amortization:
Industrial Hardware	$1,580,741	$1,631,521	$2,085,618
Security Products	1,010,262	621,501	592,555
Metal Products	1,330,435	1,233,280	1,147,113
	$3,921,438	$3,486,302	$3,825,286

Capital Expenditures:
Industrial Hardware	$1,479,984	$1,929,022	$1,967,335
Security Products	388,377	973,365	469,669
Metal Products	632,016	664,851	3,002,556
	2,500,377	3,567,238	5,439,560
Currency translation adjustment	25,020	10,347	(245)
General corporate	12,839	55,580	84,427
	$2,538,236	$3,633,165	$5,523,742

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

In September 2015, the FASB issued authoritative guidance which will simplify the accounting for adjustments made to provisional amounts recognized in a business combination.  U.S. GAAP currently requires that during the measurement period, the acquirer retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill.  The amendments require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  The amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years.  The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not yet been issued.  The adoption of this amendment is not expected to have a material impact on the consolidated financial statements of the Company.

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

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk for the Company is its receivable accounts. The Company has established credit limits for customers and monitors their balances to mitigate its risk of loss. At January 2, 2016 and January 3, 2015, there were no significant concentrations of credit risk. No customer represented more than 10% of total accounts receivable at January 2, 2016 and January 3, 2015.  The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable.

Interest Rate Risk

As of January 2, 2016 the Company currently has a fixed rate of 4.98% and 3.90% on its term debt.  On January 2, 2016 the interest rate on the Company’s revolver was a variable rate based on LIBOR plus 2.25%.  See Note 5 for additional details concerning the Loan Agreement.  As the revolver is short term in nature, the Company does not consider this as a material risk to the financial statements.

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

Fair Value Measurements

Assets and liabilities that require fair value measurement are recorded at fair value using market and income valuation approaches and considering the Company’s and counterparty’s credit risk. The Company uses the market approach and the income approach to value assets and liabilities as appropriate.  There were no assets or liabilities requiring fair value measurement on January 2, 2016.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

14. Selected Quarterly Financial Information (Unaudited)

Selected quarterly financial information (unaudited) follows:
			2015
	First	Second	Third	Fourth	Year
Net sales	$36,876,842	$37,037,697	$36,239,500	$34,413,912	$144,567,951
Gross margin	7,335,178	7,912,161	9,033,843	8,100,044	32,381,226
Selling and administrative expenses	5,963,695	7,056,139	5,584,222	5,749,442	24,353,498
Net income	873,951	584,594	2,527,722	1,740,776	5,727,043

Net income per share:
Basic	$.14	$.09	$.41	$.28	$.92
Diluted	$.14	$.09	$.41	$.28	$.92

Weighted average shares outstanding:
Basic	6,244,088	6,244,051	6,245,099	6,246,571	6,245,057
Diluted	6,244,088	6,244,051	6,245,099	6,246,571	6,245,057

			2014
	First	Second	Third	Fourth	Year
Net sales	$35,849,126	$34,779,773	$35,803,405	$34,393,056	$140,825,360
Gross margin	7,513,406	7,776,304	8,461,473	8,555,221	32,486,404
Selling and administrative expenses	5,216,289	4,988,364	4,892,600	5,670,503	20,767,756
Net (loss)/income	1,502,885	1,693,503	2,431,817	2,033,271	7,661,476

Net (loss)/income per share:
Basic	$.24	$.27	$.39	$.33	$1.23
Diluted	$.24	$.27	$.39	$.33	$1.23

Weighted average shares outstanding:
Basic	6,222,213	6,222,676	6,223,140	6,231,729	6,225,068
Diluted	6,239,149	6,239,866	6,240,396	6,231,729	6,237,914

Fiscal 2015 consisted of four 13 week quarters totaling 52 weeks for the year.  Fiscal 2014 consisted of 13 weeks for the first, second and third quarters, with the fourth quarter being 14 weeks, totaling 53 weeks for the year.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
The Eastern Company
Naugatuck, Connecticut

We have audited the accompanying consolidated balance sheets of The Eastern Company (the Company) as of January 2, 2016 and January 3, 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended January 2, 2016. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 2, 2016 and January 3, 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended January 2, 2016 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 2, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2016 expressed an unqualified opinion.

/s/Fiondella, Milone & LaSaracina LLP

Glastonbury, Connecticut
March 15, 2016

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended January 2, 2016, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”), Chief Operating Officer (“COO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 240.13a-15.  As defined in Exchange Act Rules 240.13a-15(e) and 240.15d-15(e), “the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based upon that evaluation, the CEO, COO and CFO concluded that the Company’s current disclosure controls and procedures were effective as of the January 2, 2016 evaluation date.

The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO, COO and CFO have concluded that these controls and procedures are effective at the “reasonable assurance” level.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 240.13a-15(f) and 240.15d-15(f). Under the supervision and with the participation of our management, including the CEO, COO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 2, 2016.

The independent registered public accounting firm of the Company has issued a report on its assessment of the effectiveness of the Company’s internal control over financial reporting as of January 2, 2016. Their report is included below in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
The Eastern Company
Naugatuck, Connecticut

We have audited The Eastern Company’s (the Company) internal control over financial reporting as of January 2, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows of the Company, and our report dated March 15, 2016 expressed an unqualified opinion.

/s/Fiondella, Milone & LaSaracina LLP

Glastonbury, Connecticut
March 15, 2016

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Registrant’s definitive proxy statement (“Proxy Statement”) for the 2016 Annual Meeting of Shareholders which is incorporated herein by reference will be filed with the SEC pursuant to Regulation 14A not later than 120 days after January 2, 2016.

The information concerning directors is incorporated herein by reference to our Proxy Statement under the captions “Item No. 1 – Election of Directors” and “Director Compensation in Fiscal 2015”.

The information concerning our executive officers is incorporated herein by reference to our Proxy Statement under the captions “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Compensation Committee Interlocks and Insider Participation”, “Executive Compensation”, “Stock Options”, “Options Exercised in Fiscal 2015”, “Outstanding Equity Awards at Fiscal 2015 Year-End”, and “Termination of Employment and Change in Control Arrangements”. The Registrant’s only Named Executive Officers are August M. Vlak, President and Chief Executive Officer, Angelo M. Labbadia, Vice President and Chief Operating Officer and John L. Sullivan III, Vice President and Chief Financial Officer.  The Company’s former Chairman, President and Chief Executive Officer, Leonard F. Leganza retired effective December 31, 2015.

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

The Company’s Board of Directors has adopted a Code of Business Conduct and Ethics that applies to our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and the Company’s other financial professionals. The Code of Business Conduct and Ethics is available on the Company’s website at http://www.easterncompany.com by clicking on Corporate Governance.

ITEM 11	EXECUTIVE COMPENSATION

Information concerning director and executive compensation is incorporated herein by reference to portions of the Company’s Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after January 2, 2016, under the captions “Director Compensation in Fiscal 2015”, “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Compensation Committee Interlocks and Insider Participation”, “Executive Compensation”, “Stock Options”, “Options Exercised in Fiscal 2015”, “Outstanding Equity Awards at Fiscal 2015 Year-End”, “Termination of Employment and Change in Control Arrangements”, and “Risk Assessment of Compensation Policies and Practices”. The Compensation Committee of the Board of Directors operates under the Compensation Committee Charter, which can be found on the Company’s website at http://www.easterncompany.com by clicking on Corporate Governance.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners and management:

(a)
Information concerning security ownership of certain beneficial owners is incorporated herein by reference to the Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after January 2, 2016, under the caption “Security Ownership of Certain Beneficial Shareholders”.

(b)
Information concerning security ownership of management is incorporated herein by reference to the Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after January 2, 2016, under the captions “Item No. 1 – Election of Directors”, “Security Ownership of Certain Beneficial Shareholders”, “Executive Compensation”, “Stock Options”, “Options Exercised in Fiscal 2015”, and “Outstanding Equity Awards at Fiscal 2015 Year-End”. See also the equity compensation plan information in Item 5 of this Annual Report on Form 10-K.

(c)	Changes in Control

None.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is incorporated herein by reference to our Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after January 2, 2016 under the caption “Policies and Procedures Concerning Related Persons Transactions”.

Information regarding director independence is incorporated herein by reference to our Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after January 2, 2016 under the captions “Item No.1 – Election of Directors” and “The Board of Directors and Committees”.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accountant fees and services is incorporated herein by reference to our Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after January 2, 2016 under the caption “Item No. 3 – Ratification of Appointment of Independent Registered Public Accounting Firm”.

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)                Documents filed as part of this report:

(1)	Financial statements
Consolidated Balance Sheets – January 2, 2016 and January 3, 2015                                                                                                            28.

Consolidated Statements of Income — Fiscal years ended January 2, 2016,
                                     January 3, 2015 and December 28, 2013                                                                                                                                                               30.

Consolidated Statements of Comprehensive Income — Fiscal years ended
                                     January 2, 2016, January 3, 2015 and December 28, 2013                                                                                                                                  30.

Consolidated Statements of Shareholders’ Equity — Fiscal years ended
                             January 2, 2016, January 3, 2015 and December 28, 2013                                                                                                                                  31.

Consolidated Statements of Cash Flows—Fiscal years ended January 2, 2016,
                                     January 3, 2015 and December 28, 2013                                                                                                                                                              32.

Notes to Consolidated Financial Statements                                                                                                                                                     33.

Report of Independent Registered Public Accounting Firm                                                                                                                            57.

(2)           Financial Statement Schedule
Schedule II — Valuation and qualifying accounts                                                                                                                                          64.

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

Form 8-K filed on March 20, 2015 setting forth the adoption of an amendment to the bylaws of the Company is incorporated herein by reference.

Form 8-K filed on March 30, 2015 setting forth the press release announcing that the Company had engaged Well Fargo Securities as its investment advisor is incorporated herein by reference.

Form 8-K filed on April 13, 2015 setting forth the Company’s release of a letter from its President, Leonard F. Leganza, to its shareholders as part of the Company’s Annual Report is incorporated herein by reference.

Form 8-K filed on April 29, 2015 setting forth the press release reporting the Company’s earnings for the quarter ended April 4, 2015 is incorporated herein by reference.

Form 8-K filed on May 1, 2015 setting forth the press release announcing the appointment of Angelo M. Labbadia as its Chief Operating Officer effective April 29, 2015 is incorporated herein by reference.

Form 8-K filed on May 26, 2015 setting forth the results of the vote at the annual meeting of shareholders of the Company which was held on May 20, 2015 is incorporated herein by reference.

Form 8-K filed on May 29, 2015 setting forth the press release announcing that the Company will not be adding a sixth director to its Board of Directors is incorporated hereby by reference.

Form 8-K filed on July 17, 2015 setting forth a Stipulation and Order of Dismissal with regards to a class action lawsuit is incorporated herein by reference.

Form 8-K filed on July 29, 2015 setting forth the press release reporting the Company’s earnings for the quarter ended July 4, 2015 is incorporated herein by reference.

Form 8-K filed on July 30, 2015 setting forth the press release announcing that the Company had terminated its agreement with Well Fargo Securities as its financial advisor is incorporated herein by reference.

Form 8-K filed on August 7, 2015 setting forth the termination of the Company’s Rights Agreement is incorporated herein by reference.

Form 8-K filed on October 28, 2015 setting forth the press release reporting the Company’s earnings for the quarter ended October 3, 2015 is incorporated herein by reference.

Form 8-K filed on December 21, 2015 setting forth the press release reporting the retirement of Leonard F. Leganza as the Company’s Chairman, President and Chief Executive Officer effective December 31, 2015; the appointment of James M. Mitarotonda as Chairman of the Board of Directors; and the appointment of August M. Vlak as President and Chief Executive Officer of the Company is incorporated herein by reference.

Form 8-K filed on January 13, 2016 setting forth the press release reporting the Company has approved amendments to Certificate of Incorporation and the By-laws of the Company with regard to the elimination of the phased in declassification of the Board of Directors and the election of directors by a majority vote rather than a plurality vote of the Company is incorporated herein by reference.

Form 8-K filed on February 12, 2016 setting forth the press release reporting the Company’s earnings for the quarter and fiscal year ended January 2, 2016 is incorporated herein by reference.

Form 8-K filed on February 16, 2016 setting forth the press release announcing that the Board of Directors has voted to increase the size of the Board to from five to six is incorporated herein by reference.

Form 8K filed on March 14, 2016 setting forth the 2016 Executive Incentive Program is incorporated herein by reference.

(c)	None.

The Eastern Company and Subsidiaries

Schedule II – Valuation and Qualifying accounts

COL. A	COL. B	COL. C		COL. D	COL. E
		ADDITIONS
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts-Describe	Deductions – Describe	Balance at End of Period
Fiscal year ended January 2, 2016: Deducted from asset accounts: Allowance for doubtful accounts	$414,000	$ 52,144		$ 16,144 (a)	$450,000

Fiscal year ended January 3, 2015: Deducted from asset accounts: Allowance for doubtful accounts	$410,000	$ 71,927		$ 67,927 (a)	$414,000

Fiscal year ended December 28, 2013: Deducted from asset accounts: Allowance for doubtful accounts	$487,000	$106,485		$183,485 (a)	$410,000

 (a) Uncollectible accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2016	THE EASTERN COMPANY

By /s/ John L. Sullivan III John L. Sullivan III Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ August M. Vlak	March 15, 2016
August M. Vlak President and Chief Executive Officer

/s/ John L. Sullivan III	March 15, 2016
John L. Sullivan III Vice President and Chief Financial Officer

/s/ Angelo M. Labbadia	March 15, 2016
Angelo M. Labbadia Vice President and Chief Operating Officer

/s/ James A. Mitarotonda	March 15, 2016
James A. Mitarotonda Chairman of the Board
/s/ John W. Everets	March 15, 2016
John W. Everets Director
/s/ Charles W. Henry	March 15, 2016
Charles W. Henry Director
/s/ Leonard F. Leganza	March 15, 2016
Leonard F. Leganza Director

/s/ Michael A. McManus	March 15, 2016
Michael A. McManus Director

EXHIBIT INDEX

(3)
Restated Certificate of Incorporation dated August 14, 1991 is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 1991 and the Registrant’s Form 8-K filed on February 13, 1991. Amended and restated bylaws dated July 29, 1996 are attached to the Registrant’s Form 10-K filed on March 13, 2015.

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

(e)	The change in control agreement between the Company and John L. Sullivan III is incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 3, 2015.

(f)	The change in control agreement between the Company and Angelo M. Labbadia is attached hereto on page 72.

(g)	Consulting agreement between the Company and Mr. Leonard F. Leganza dated February 5, 2016 is attached hereto on page 85.

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

World Lock Co. Ltd., a private corporation organized under the laws of Taiwan (The Republic of China).

Sesamee Mexicana, Subsidiary, a private corporation organized under the laws of Mexico.

World Security Industries Co. Ltd., a private corporation organized under the laws of Hong Kong.

(23)	Consents of independent registered public accounting firm attached hereto on page 87.

(31)	Certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certifications pursuant to Rule 13a-14(b) and 18 USC 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
The following materials from The Eastern Company Annual Report on Form 10-K for the year ended January 2, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of January 2, 2016 and January 3, 2015, (ii) the Consolidated Statements of Income for the fiscal years ended January 2, 2016, January 3, 2015 and December 28, 2013, (iii) the Consolidated Statements of Comprehensive Income for the fiscal years ended January 2, 2016, January 3, 2015, and December 28, 2013, (iv) the Consolidated Statements of Shareholders’ Equity for the years ended January 2, 2016, January 3, 2015, and December 28, 2013, (v) the Consolidated Statements of Cash Flows for the years ended January 2, 2016, January 3, 2015, and December 28, 2013, and (vi) the Notes to Consolidated Financial Statements.