Form 10-Q
period 2016-04-02
EASTERN CO
filed 2016-04-29
CIK 31107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 2, 2016

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding as of April 27, 2016
Common Stock, No par value	6,250,207

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	April 2, 2016	January 2, 2016
Current Assets
Cash and cash equivalents	$16,728,086	$17,814,986
Accounts receivable, less allowances: $461,000 - 2016; $450,000 - 2015	17,864,495	17,502,445
Inventories	35,684,938	36,842,413
Prepaid expenses and other assets	2,250,755	2,122,215
Deferred income taxes	986,167	986,167
Total Current Assets	73,514,441	75,268,226

Property, Plant and Equipment	63,813,669	63,438,241
Accumulated depreciation	(37,466,820)	(36,636,775)
	26,346,849	26,801,466

Goodwill	14,848,095	14,790,793
Trademarks	169,845	164,957
Patents, technology, and other intangibles net of accumulated amortization	2,032,599	2,113,576
Deferred income taxes	2,366,374	2,599,541
	19,416,913	19,668,867
TOTAL ASSETS	$119,278,203	$121,738,559

LIABILITIES AND SHAREHOLDERS’ EQUITY	April 2, 2016	January 2, 2016
Current Liabilities
Accounts payable	$7,792,497	$9,109,394
Accrued compensation	1,809,148	2,873,871
Other accrued expenses	1,589,817	1,751,052
Current portion of long-term debt	1,250,000	1,428,571
Total Current Liabilities	12,441,462	15,162,888

Other long-term liabilities	286,920	286,920
Long-term debt, less current portion	1,250,000	1,785,714
Accrued postretirement benefits	744,473	793,055
Accrued pension cost	24,547,739	24,304,926

Shareholders’ Equity
Voting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Nonvoting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Common Stock, no par value:
Authorized: 50,000,000 shares
Issued: 8,944,936 shares in 2016 and 8,942,461 shares in 2015	29,036,652	28,997,050
Treasury Stock: 2,694,729 shares in 2016 and 2015	(19,105,723)	(19,105,723)
Retained earnings	90,557,674	90,597,041

Accumulated other comprehensive income (loss):
Foreign currency translation	(976,311)	(1,154,098)
Unrecognized net pension and postretirement benefit costs, net of tax	(19,504,683)	(19,929,214)
Accumulated other comprehensive loss	(20,480,994)	(21,083,312)
Total Shareholders’ Equity	80,007,609	79,405,056
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$119,278,203	$121,738,559

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	April 2, 2016	April 4, 2015
Net sales	$33,101,657	$36,876,842
Cost of products sold	(26,681,211)	(29,541,664)
Gross margin	6,420,446	7,335,178

Selling and administrative expenses	(5,459,582)	(5,963,695)
Operating profit	960,864	1,371,483

Interest expense	(36,285)	(52,825)
Other income	21,374	7,007
Income before income taxes	945,953	1,325,665

Income taxes	297,880	451,714
Net income	$648,073	$873,951

Earnings per share:
Basic	$.10	$.14

Diluted	$.10	$.14

Cash dividends per share:	$.11	$.11

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	April 2, 2016	April 4, 2015
Net income	$648,073	$873,951
Other comprehensive (loss) income:
Change in foreign currency translation	177,787	(594,332)
Change in pension and postretirement benefit costs, net of taxes of: 2016 – $233,167 2015 – $186,514	424,531	339,590
Total other comprehensive (loss) income	602,318	(254,742)
Comprehensive income	$1,250,391	$619,209

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	April 2, 2016	April 4, 2015
Operating Activities
Net income	$648,073	$873,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	928,136	959,857
Unrecognized pension and postretirement benefits	851,929	848,173
Loss on sale of equipment and other assets	19,780	--
Issuance of Common Stock for directors’ fees	39,601	7,498
Changes in operating assets and liabilities:
Accounts receivable	(339,041)	(2,317,994)
Inventories	1,254,683	33,403
Prepaid expenses and other	(127,991)	(140,975)
Recoverable income taxes receivable	--	380,000
Other assets	(19,977)	57,208
Accounts payable	(1,336,219)	(14,302)
Accrued compensation	(1,099,262)	(1,349,334)
Other accrued expenses	(161,982)	989,385
Net cash provided by operating activities	657,730	326,870

Investing Activities
Purchases of property, plant and equipment	(338,270)	(820,161)
Net cash used in investing activities	(338,270)	(820,161)

Financing Activities
Principal payments on long-term debt	(714,285)	(357,142)
Dividends paid	(687,439)	(686,841)
Net cash used in financing activities	(1,401,724)	(1,043,983)

Effect of exchange rate changes on cash	(4,636)	(161,879)
Net change in cash and cash equivalents	(1,086,900)	(1,699,153)

Cash and cash equivalents at beginning of period	17,814,986	15,834,444
Cash and cash equivalents at end of period	$16,728,086	$14,135,291

See accompanying notes.

THE EASTERN COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
April 2, 2016

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. Refer to the Company’s consolidated financial statements and notes thereto included in its Form 10-K for the year ended January 2, 2016 for additional information.

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

The condensed consolidated balance sheet as of January 2, 2016 has been derived from the audited consolidated balance sheet at that date.

Note B – Earnings Per Share

The denominators used in the earnings per share computations follow:

	Three Months Ended
	April 2, 2016	April 4, 2015
Basic:
Weighted average shares outstanding	6,247,760	6,244,088

Diluted:
Weighted average shares outstanding	6,247,760	6,244,088
Dilutive stock options	-	-
Denominator for diluted earnings per share	6,247,760	6,244,088

Note C – Inventories

The components of inventories follow:

	April 2, 2016	January 2, 2016

Raw material and component parts	$ 10,598,427	$ 10,913,827
Work in process	7,422,467	7,681,576
Finished goods	17,664,044	18,247,010
	$ 35,684,938	$ 36,842,413

Note D – Segment Information

Segment financial information follows:

	Three Months Ended
	April 2, 2016	April 4, 2015
Revenues:
Sales to unaffiliated customers:
Industrial Hardware	$14,591,513	$14,786,666
Security Products	14,197,217	14,100,916
Metal Products	4,312,927	7,989,260
	$33,101,657	$36,876,842

Income before income taxes:
Industrial Hardware	$697,196	$731,545
Security Products	1,128,196	786,291
Metal Products	(864,528	(146,353)
Operating Profit	960,864	1,371,483
Interest expense	(36,285	(52,825)
Other income	21,374	7,007
Income before income taxes	$945,953	$1,325,665

Note E – Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires lessees to present right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. The guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and is effective for years beginning after December 15, 2019. Early adoption is permitted. The Company is still in the process of determining the effect that the adoption of ASU 2016-02 will have on the accompanying financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that could impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued, but are not yet effective, that might have a material impact on the consolidated financial statements of the Company.

Note F – Debt

On January 29, 2010, the Company signed a secured Loan Agreement (the “Loan Agreement”) with People’s United Bank (“People’s”) which included a $5,000,000 term portion (the “Original Term Loan”) and a $10,000,000 revolving credit portion.  On January 25, 2012, the Company amended the loan agreement by taking an additional $5,000,000 term loan (the “2012 Term Loan”).  Interest on the Original Term Loan portion of the Loan Agreement is fixed at 4.98%.  Interest on the 2012 Term Loan is fixed at 3.90%.  The interest rate on the revolving credit portion of the Loan Agreement varied based on the LIBOR rate or People’s Prime rate plus a margin spread of 2.25%, with a floor rate of 3.25% and a maturity date of January 31, 2014.  On January 23, 2014, the Company signed an amendment to its secured Loan Agreement with People’s which extended the maturity date of the $10,000,000 revolver portion of the Loan Agreement to July 1, 2016 and changed the interest rate to LIBOR plus 2.25%, eliminating the floor previously in place.  The Company did not utilize the revolving credit facility during Fiscal 2015 or during the first three months of 2016.

The Company has loan covenants under the Loan Agreement which required the Company to maintain a fixed charge coverage ratio of at least 1.1 to 1, and minimum tangible net worth of $55 million. In addition, the Company has restrictions on, among other things, new capital leases, purchases or redemptions of its capital stock, mergers and divestitures, and new borrowing.  The Company was in compliance with all covenants in 2015 and for the three month period ended April 2, 2016.

Note G – Goodwill

The following is a roll-forward of goodwill from year-end 2015 to the end of the first quarter 2016:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total

Beginning balance	$1,731,751	$13,059,042	$—	$14,790,793
Foreign exchange	57,302	—	—	57,302
Ending balance	$1,789,053	$13,059,042	$—	$14,848,095

Note H – Intangibles

The gross carrying amount and accumulated amortization of amortizable intangible assets:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total	Weighted-Average Amortization Period (Years)
2016 Gross Amount
Patents and developed technology	$2,262,367	$1,030,701	$--	$3,293,068	15.9
Customer relationships	--	449,706	--	449,706	5.0
Non-compete agreements	--	407,000	--	407,000	5.0
Intellectual property	--	307,370	--	307,370	5.0
Total Gross Intangibles	$2,262,367	$2,194,777	$--	$4,457,144	12.6

2016 Accumulated Amortization
Patents and developed technology	$1,543,456	$590,070	$--	$2,133,526
Customer relationships	--	112,426	--	112,426
Non-compete agreements	--	101,750	--	101,750
Intellectual property	--	76,843	--	76,843
Accumulated Amortization	$1,543,456	$881,089	$--	$2,424,545

Net April 2, 2016 per Balance Sheet	$718,911	$1,313,688	$--	$2,032,599

2015 Gross Amount
Patents and developed technology	$2,206,852	$1,029,181	$--	$3,236,033	15.9
Customer relationships	--	449,706	--	449,706	5.0
Non-compete agreements	--	407,000	--	407,000	5.0
Intellectual property	--	307,370	--	307,370	5.0
Total Gross Intangibles	$2,206,852	$2,193,257	$--	$4,400,109	12.6

2015 Accumulated Amortization
Patents and developed technology	$1,478,692	$575,026	$--	$2,053,718
Customer relationships	--	89,941	--	89,941
Non-compete agreements	--	81,400	--	81,400
Intellectual property	--	61,474	--	61,474
Accumulated Amortization	$1,478,692	$807,841	$--	$2,286,533

Net January 2, 2016 per Balance Sheet	$728,160	$1,385,416	$--	$2,113,576

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

Significant disclosures relating to these benefit plans for the first quarter of fiscal 2016 and 2015 follow:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015
Service cost	$813,005	$964,987	$10,750	$54,393
Interest cost	766,580	859,259	20,500	38,729
Expected return on plan assets	(1,243,941)	(1,287,914)	(11,750)	(22,984)
Amortization of prior service cost	50,143	54,647	(6,000)	(5,972)
Amortization of the net loss	627,055	472,728	(13,500)	4,701
Net periodic benefit cost	$1,012,842	$1,063,707	$--	$68,867

The Company’s funding policy with respect to its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations.  In 2016, the Company expects to contribute $3.1 million into its pension plans and $118,000 into its postretirement plan. As of April 2, 2016, the Company has not made contributions into its pension plans and has contributed $46,000 to its postretirement plan and will make the remaining contributions as required during the remainder of the year.

On April 5, 2016 the Board of Directors passed a resolution freezing the benefits of The Salaried Employees Retirement Plan of The Eastern Company effective as of May 31, 2016.  The Board also approved several enhancements to The Eastern Company Savings and Investment Plan effective June 1, 2016.

The Company has a contributory savings plan under Section 401(k) of the Internal Revenue Code covering substantially all U.S. non-union employees. The plan allows participants to make voluntary contributions of up to 100% of their annual compensation on a pretax basis, subject to IRS limitations. The plan provides for contributions by the Company at its discretion. The Company made contributions of $56,231 and $52,266 in the first quarter of 2016 and 2015, respectively.

Note J – Stock Based Compensation and Stock Options

As of April 2, 2016, the Company had one stock option plan, the 2010 plan, for officers, other key employees, and non-employee directors.  Incentive stock options granted under the 2010 plan must have exercise prices that are not less than 100% of the fair market value of the stock on the dates the options are granted.  Restricted stock awards may also be granted to participants under the 2010 plan with restrictions determined by the Compensation Committee of the Company’s Board of Directors.  Under the 2010 plan, non-qualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Company’s Board of Directors.  No options or restricted stock were granted in the first quarter of 2016 or 2015.

As of April 2, 2016, there were 500,000 shares of common stock reserved and available for future grant under the above noted 2010 plan.

Note K – Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2012 and non-U.S. income tax examinations by tax authorities prior to 2009.

The total amount of unrecognized tax benefits could increase or decrease within the next twelve months for a number of reasons, including the closure of federal, state and foreign tax years by expiration of the statute of limitations and the recognition and measurement considerations under FASB Accounting Standards Codification (“ASC”) 740.  There have been no significant changes to the amount of unrecognized tax benefits during the three months ended April 2, 2016.  The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will not increase or decrease significantly over the next twelve months.

Note L - Financial Instruments and Fair Value Measurements

Financial Risk Management Objectives and Policies

The Company is exposed primarily to credit, interest rate and currency exchange rate risks which arise in the normal course of business.

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk for the Company is its receivable accounts with customers. The Company has established credit limits for customers and monitors their balances to mitigate the risk of loss. At April 2, 2016 and January 2, 2016, there were no significant concentrations of credit risk. No one customer represented more than 10% of the Company’s net trade receivables at April 2, 2016 or at January 2, 2016.  The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable.

Interest Rate Risk

On April 2, 2016, the Company has no exposure to the risk of changes in market interest rates as the interest rate on the outstanding debt is fixed at 4.98% and 3.90%.

Fair Value Measurements

Assets and liabilities that require fair value measurement are recorded at fair value using market and income valuation approaches and considering the Company’s and counterparty’s credit risk. The Company uses the market approach and the income approach to value assets and liabilities as appropriate. There are no assets or liabilities requiring fair value measurements on April 2, 2016 or January 2, 2016.

Note M – Subsequent Event

On April 5, 2016 the Board of Directors passed a resolution freezing the benefits of The Salaried Employees Retirement Plan of The Eastern Company as of May 31, 2016.  The Board also approved several enhancements to The Eastern Company Savings and Investment Plan effective June 1, 2016.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in the Company’s financial position and results of operations for the thirteen weeks ended April 2, 2016. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended January 2, 2016 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

Certain statements set forth in this discussion and analysis of financial condition and results of operations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. They use such words as “may,” “will,” “expect,” “believe,” “plan” and other similar terminology. These statements reflect management’s current expectations regarding future events and operating performance and speak only as of the date of this release. These forward-looking statements involve a number of risks and uncertainties, and actual future results and trends may differ materially depending on a variety of factors, including changing customer preferences, lack of success of new products, loss of customers, competition, increased raw material prices, problems associated with foreign sourcing of parts and products, changes within our industry segments and in the overall economy, litigation and legislation. In addition, terrorist threats and the possible responses by the U.S. and foreign governments, the effects on consumer demand, the financial markets, the travel industry, the trucking industry and other conditions increase the uncertainty inherent in forward-looking statements. Forward-looking statements reflect the expectations of the Company at the time they are made, and investors should rely on them only as expressions of opinion about what may happen in the future and only at the time they are made. The Company undertakes no obligation to update any forward-looking statement. Although the Company believes it has an appropriate business strategy and the resources necessary for its operations, future revenue and margin trends cannot be reliably predicted and the Company may alter its business strategies to address changing conditions.

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

Overview

Sales in the first quarter of 2016 decreased 10% when compared to the first quarter of 2015.  The decrease in sales is primarily the result of a 46% decrease in sales in the Metal Products Segment.   Sales of our mining products were down 46% due to the sharp decline in the U. S. coal industry. Sales in the Industrial Hardware and Security Products segment were comparable to the first quarter of 2015.  Consolidated sales volume of existing products decreased in 2016 by 14% compared to the first quarter of 2015. The first quarter of 2016 was favorably affected by the introduction of new products which increased sales by 4%.

For the three months ended April 2, 2016, gross margin as a percentage of sales was 19% compared to 20% in the comparable period of 2015.  This decrease was primarily the result of decreased sales volume of mining products in the Metal Products segment causing lower utilization of the Company’s production capacity in the 2016 period.

Selling and administration costs decreased $0.5 million or 8% in the first quarter of 2016 compared to the prior year period. The decrease is the result of cost incurred in the first quarter of 2015 totaling approximately $0.6 million related to the proxy contest.

In general, raw material prices have started to increase compared to an overall decline in in commodity prices experienced in 2015.  The Company recovers these additional costs from our customers through price increases wherever possible.  Currently, there is no indication that the Company will be unable to obtain supplies of all the raw materials that it requires.

Cash flow from operations in the first quarter of 2016 increased compared to the same period in 2015. This increase is primarily due to the timing differences in the collections of accounts receivable, payments of liabilities, and changes in inventories.  Cash on hand and cash flow from operations, along with the result of controlling discretionary expenditures, should be sufficient to enable the Company to meet all its existing obligations and continue its quarterly dividend payments.

A more detailed analysis of the Company’s results of operations and financial condition follows:

Results of Operations

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of operations as a percentage of net sales, by segment:

	Three Months Ended April 2, 2016
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	77.3%	75.5%	108.6%	80.6%
Gross margin	22.7%	24.5%	-8.6%	19.4%

Selling and administrative expense	17.9%	16.5%	11.4%	16.5%
Operating profit	4.8%	7.9%	-20.0%	2.9%

	Three Months Ended April 4, 2015
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	76.6%	76.4%	93.1%	80.1%
Gross margin	23.4%	23.6%	6.9%	19.9%

Selling and administrative expense	18.5%	18.0%	8.7%	16.2%
Operating profit	4.9%	5.6%	-1.8%	3.7%

The following table shows the amount of change for the first quarter of 2016 compared to the first quarter of 2015 in sales, cost of products sold, gross margin, selling and administrative expenses and operating results, by segment (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$ (195)	$ 96	$(3,676)	$ (3,775)

Volume	-8.1%	-2.0%	-46.0%	-14.0%
Prices	-0.2%	-0.3%	0.0%	-0.2%
New products	6.9%	3.0%	0.0%	4.0%
	-1.4%	0.7%	-46.0%	-10.2%

Cost of products sold	$ (45)	$ (59)	$ (2,755)	$ (2,859)
	-0.4%	-0.5%	-37.0%	-9.7%

Gross margin	$ (151)	$ 155	$ (920)	$ (916)
	-4.3%	4.7%	-168.0%	-12.5%

Selling and administrative expenses	$ (116)	$ (187)	$ (202)	$ (505)
	-4.3%	-7.4%	-29.2%	-8.5%

Operating profit	$ (34)	$ 342	$ (718)	$ (410)
	-4.7%	43.5%	-490.7%	-29.9%

Industrial Hardware Segment

Net sales in the Industrial Hardware segment were down 1.5% in the first quarter of 2016 compared to the prior year quarter. The lower sales in the first quarter of 2016 reflected lower volume of sales of existing products by 8.1%.  The majority of this decrease came from a 21% decrease in sales to our Class 8 truck customers where we sell many of our hardware products and lightweight composite panels.  Sales of new product in the 1st quarter contributed a 6.9% in increase sales consisting of new sleepers, electronic rotary latches and white board panels.

Cost of products sold for the Industrial Hardware segment remained the same in the first quarter of 2016 compared to the first quarter of 2015.  The most significant factors resulting in changes in cost of products sold in the 2016 quarter compared to the 2015 quarter included:

▪ a decrease of $0.8 million or 35% in outside parts and processing;
▪ an increase of $0.5 million or 1117% in inventory parts change;
▪ and an increase of $0.2 million or 160% in foreign currency exchange.

Gross margin as a percentage of net sales for the Industrial Hardware segment was 23% in the first quarter 2016 and 2015.  The slight decrease in gross margin for the 2015 period reflects the mix of products produced and the changes in cost of products sold discussed above.

Selling and administrative expenses in the Industrial Hardware segment decreased $0.1 million or 4% from 2015 to 2016.  The most significant factor resulting in changes in selling and administrative expenses in the Industrial Hardware segment was a decrease of $0.3 million or 100% in charges related to the proxy contest in 2015.

Security Products Segment

Net sales in the Security Products segment increased 1% in the first quarter of 2016 compared to the first quarter of 2015.  The increase in sales came from the introduction of new lock products, sold primarily to the luggage and storage markets and new flash cash products for the commercial laundry market adding 3% in new sales, offset by a 2% decrease in volume sales of existing products.

Cost of products sold for the Security Products segment decreased $0.1 million or 1% in 2016 as compared to the first quarter of 2015.  The most significant factors resulting in changes in cost of products sold in the first quarter of 2016 compared to 2015 quarter included a decrease of $0.1 million or 1% in raw materials.

Selling and administrative expenses in the Security Products segment decreased $0.2 million or 7% in the first quarter of 2016 compared to the same period in 2015. The most significant factors resulting in changes in selling and administrative expenses in the Security Products segment was a decrease of $0.2 million or 100% in charges related to the proxy contest in 2015.

Metal Products Segment

Net sales in the Metal Products segment decreased 46% in the first quarter of 2016 as compared to the prior year period. Sales of mining products were down 46% and sales of contract castings products were down 57% from the prior year levels. The U.S. mining industry is at its lowest levels in a decade and is forecasted to contract further during 2016. The coal mining industry continues to be impacted by coal plant closures, a mild winter, lower natural gas prices, excess coal inventories and stricter EPA regulations. The reduction in our contract castings products was due to the down turn in the Class 8 truck market where we supply EGR valve casting for truck engines.  Due to the decreases in incoming mining and contract casting orders the Company decreased its workforce by 39% during the 1st quarter and expects to see the full effect of these reduction in payroll and payroll cost beginning in the second quarter.  We are working with several new customers in the contract casting market which we expect to favorably impact the remainder of the 2016 fiscal year.

Cost of products sold for the Metal Products segment decreased $2.8 million or 37% in the first quarter of 2016 compared to the same period in 2015.  The most significant factors resulting in changes in cost of products sold in the first quarter of 2016 compared to the 2015 first quarter included:

▪ a decrease of $1.1 million or 37% in labor costs;
▪ a decrease of $0.7 million or 58% in raw materials;
▪ a decrease of $0.5 million or 49% in supplies and tools;
▪ a decrease of $0.3 million or 50% in outside parts and processing; and
▪ a decrease of $0.2 million or 28% in utilities.

Gross margin as a percentage of net sales decreased from 7% in the first quarter of 2015 to -9% for the 2016 quarter.  The decrease is primarily due to lower sales and high fixed costs associated with foundry operations.

Selling and administrative expenses in the Metal Products segment decreased than $0.2 million or 29% in the first quarter of 2016 compared to the same period in 2015. The most significant factors resulting in changes in selling and administrative expenses in the Metal Products segment in the first quarter of 2016 compared to the 2015 quarter were:

▪ a decrease of $0.1 million or 100% in charges related to the proxy contest in 2015; and
▪ a decrease $0.1 million in other charges.

Other Items

Interest expense decreased 31% in the first quarter of 2016 compared to the prior year period due to the decreased level of debt.

Other income for both periods presented was not material to the financial statements.

Income taxes reflected the change in the operating results.  The effective tax rate in the first quarter of 2016 was 31.5% and was comparable to the 2015 effective rate which was 34.1%.

Liquidity and Sources of Capital

The Company generated approximately $658,000 of cash from its operations during the first three months of 2016 compared to approximately $327,000 during the same period in 2015.  The increase in cash flows in the 2016 quarter compared to the prior year period was primarily the result of the associated timing differences in the collections of accounts receivable, payments of liabilities, and changes in inventories.  Cash flow from operations coupled with cash on hand at the beginning of the year was sufficient to fund capital expenditures, debt service, and dividend payments.

Additions to property, plant and equipment were approximately $338,000 for the first three months of 2016 and $820,000 for the same period in 2015.  Total capital expenditures for 2016 are expected to be approximately $2.5 million.  As of April 2, 2016, there is approximately $160,000 of outstanding commitments for these capital expenditures.

The following table shows key financial ratios at the end of each period:

	First Quarter 2016	First Quarter 2015	Year End 2015
Current ratio	5.9	5.5	5.0
Average days’ sales in accounts receivable	50	48	47
Inventory turnover	3.0	3.5	3.0
Total debt to shareholders’ equity	3.1%	5.2%	4.0%

The following table shows important liquidity measures as of the balance sheet date for each period below (in millions):

	First	First	Year
	Quarter	Quarter	End
	2016	2015	2015
Cash and cash equivalents
- Held in the United States	$5.8	$4.6	$6.9
- Held by a foreign subsidiary	10.9	9.5	10.9
	16.7	14.1	17.8
Working capital	61.1	58.3	60.1
Net cash provided by operating activities	0.7	0.3	9.1
Change in working capital impact on net cash (used) in operating activities	(1.8)	(2.3)	(2.0)
Net cash (used) in investing activities	(0.3)	(0.8)	(2.5)
Net cash (used) in financing activities	(1.4)	(1.0)	(3.9)

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

Total inventories were $35.7 million on April 2, 2016 compared to $36.8 million at year end 2015, a 3% decrease, and $34.2 million, a 4% increase compared to the end of the first quarter of 2015.  Accounts receivable were $17.9 million compared to $17.5 million at year end 2015 and $19.3 million at the end of the first quarter of 2015.

Cash on hand, cash flow from operating activities and funds available under the revolving credit portion of the Company’s Loan Agreement are expected to be sufficient to cover future foreseeable working capital requirements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from what was reported in the 2015 Annual Report on Form 10-K.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of the end of the quarter ended April 2, 2016, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 240.13a-15.  As defined in Exchange Act Rules 240.13a-15(e) and 240.15d-15(e), “the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based upon that evaluation, the CEO and CFO concluded that the Company’s current disclosure controls and procedures were effective as of the April 2, 2016 evaluation date.

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

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

During 2010, the Company was contacted by the State of Illinois regarding potential ground contamination at our plant in Wheeling, Illinois.  The Company signed up with a voluntary remediation program in Illinois and has engaged an environmental clean-up company to perform testing and develop a remediation plan.  Since 2010, the environmental company has completed a number of tests and a final remediation system design is expected to be approved in this fiscal year.  In Fiscal 2016, the Company has expensed $2,500 related to this issue and expects an additional cost for the remediation system of approximately $25,000.

There are no other legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which either the Company or any of its subsidiaries is a party or to which any of their property is the subject.

ITEM 1A – RISK FACTORS

There have been no material changes in risk factors from what was reported in the 2015 Annual Report on Form 10-K.

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

99(1)) The Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016 is incorporated herein by reference.

99(2)) Form 8-K filed on March 18, 2016 setting forth the press release reporting the release of the President’s Letter from the Annual Report to Shareholders is incorporated herein by reference.

99(3)) Form 8-K filed on March 30, 2016 setting forth the press release reporting the release of the compensatory arrangements with certain officers is incorporated herein by reference.

99(4)) Form 8-K filed on April 15, 2016 setting forth the press release reporting the release of an amendment to its proxy statement is incorporated herein by reference.

99(5)) Form 8-K filed on April 29, 2016 setting forth the press release reporting the Company’s earnings for the quarter ended April 2, 2016 is incorporated herein by reference.

99(6)) Form 8-K filed on April 29, 2016 setting forth the results of the annual meeting of the Shareholders of the Company which was held on April 27, 2016 is incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE EASTERN COMPANY
(Registrant)
DATE: April 29, 2016	/s/August M. Vlak
August M. Vlak President and Chief Executive Officer

DATE: April 29, 2016	/s/John L. Sullivan III
John L. Sullivan III Vice President and Chief Financial Officer

DATE: April 29, 2016	/s/Angelo M. Labbadia
Angelo M. Labbadia Chief Operating Officer