Form 10-Q
period 2016-07-02
EASTERN CO
filed 2016-08-01
CIK 31107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 2, 2016

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding as of July 27, 2016
Common Stock, No par value	6,252,365

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	July 2, 2016	January 2, 2016
Current Assets
Cash and cash equivalents	$20,246,083	$17,814,986
Accounts receivable, less allowances: $448,000 - 2016; $450,000 - 2015	19,626,374	17,502,445
Inventories, net	33,983,325	36,842,413
Prepaid expenses and other assets	1,810,142	2,122,215
Deferred income taxes	986,167	986,167
Total Current Assets	76,652,091	75,268,226

Property, Plant and Equipment	64,459,734	63,438,241
Accumulated depreciation	(38,227,179)	(36,636,775)
	26,232,555	26,801,466

Goodwill	14,850,960	14,790,793
Trademarks	163,561	164,957
Patents, technology, and other intangibles net of accumulated amortization	1,950,747	2,113,576
Deferred income taxes	3,087,622	2,599,541
	20,052,890	19,668,867
TOTAL ASSETS	$122,937,536	$121,738,559

LIABILITIES AND SHAREHOLDERS’ EQUITY	July 2, 2016	January 2, 2016
Current Liabilities
Accounts payable	$9,044,639	$9,109,394
Accrued compensation	2,002,119	2,873,871
Other accrued expenses	1,660,070	1,751,052
Current portion of long-term debt	1,071,429	1,428,571
Total Current Liabilities	13,778,257	15,162,888

Other long-term liabilities	286,920	286,920
Long-term debt, less current portion	1,071,428	1,785,714
Accrued postretirement benefits	775,625	793,055
Accrued pension cost	27,153,446	24,304,926

Shareholders’ Equity
Voting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Nonvoting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Common Stock, no par value:
Authorized: 50,000,000 shares
Issued: 8,947,094 shares in 2016 and 8,942,461 shares in 2015	29,071,611	28,997,050
Treasury Stock: 2,694,729 shares in 2016 and 2015	(19,105,723)	(19,105,723)
Retained earnings	91,957,806	90,597,041

Accumulated other comprehensive income (loss):
Foreign currency translation	(1,233,964)	(1,154,098)
Unrecognized net pension and postretirement benefit costs, net of tax	(20,817,870)	(19,929,214)
Accumulated other comprehensive loss	(22,051,834)	(21,083,312)
Total Shareholders’ Equity	79,871,860	79,405,056
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$122,937,536	$121,738,559

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months Ended		Three Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net sales	$69,984,969	$73,914,539	$36,883,312	$37,037,697
Cost of products sold	(54,962,920)	(58,667,200)	(28,281,709)	(29,125,536)
Gross margin	15,022,049	15,247,339	8,601,603	7,912,161

Selling and administrative expenses	(10,955,317)	(13,019,834)	(5,495,735)	(7,056,139)
Operating profit	4,066,732	2,227,505	3,105,868	856,022

Interest expense	(68,669)	(100,570)	(32,384)	(47,745)
Other income	26,518	26,967	5,144	19,960
Income before income taxes	4,024,581	2,153,902	3,078,628	828,237

Income taxes	1,288,671	695,357	990,791	243,643
Net income	$2,735,910	$1,458,545	$2,087,837	$584,594

Earnings per Share:
Basic	$.44	$.23	$.33	$.09

Diluted	$.44	$.23	$.33	$.09

Cash dividends per share:	$.22	$.22	$.11	$.11

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Six Months Ended		Three Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net income	$2,735,910	$1,458,545	$2,087,837	$584,594
Other comprehensive income/(loss):
Change in foreign currency translation	(79,866)	(621,923)	(257,653)	(27,591)
Change in pension and postretirement benefit costs, net of taxes of: 2016 – $488,081 and $721,248, respectively 2015 – $373,028 and $186,514, respectively	(888,656)	679,178	(1,313,187)	339,588
Total other comprehensive income	(968,522)	57,255	(1,570,840)	311,997
Comprehensive income	$1,767,388	$1,515,800	$516,997	$896,591

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	July 2, 2016	July 4, 2015
Operating Activities
Net income	$2,735,910	$1,458,545
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,849,128	1,902,386
Unrecognized pension and postretirement benefits	1,454,353	1,156,385
Loss on sale of equipment and other assets	39,702	17,734
Provision for doubtful accounts	-	26,626
Issuance of Common Stock for directors’ fees	74,561	19,960
Changes in operating assets and liabilities:
Accounts receivable	(2,318,859)	(3,038,008)
Inventories	2,864,295	(724,353)
Prepaid expenses and other	461,524	513,110
Recoverable taxes receivable	-	380,000
Other assets	(40,364)	21,384
Accounts payable	236,787	1,099,021
Accrued compensation	(877,879)	(1,039,252)
Other accrued expenses	(399,298)	(440,315)
Net cash provided by operating activities	6,079,860	1,353,223

Investing Activities
Purchases of property, plant and equipment	(1,084,325)	(1,609,471)
Net cash used in investing activities	(1,084,325)	(1,609,471)

Financing Activities
Principal payments on long-term debt	(1,071,428)	(714,285)
Dividends paid	(1,375,145)	(1,373,724)
Net cash used in financing activities	(2,446,573)	(2,088,009)

Effect of exchange rate changes on cash	(117,865)	(169,871)
Net change in cash and cash equivalents	2,431,097	(2,514,128)

Cash and cash equivalents at beginning of period	17,814,986	15,834,444
Cash and cash equivalents at end of period	$20,246,083	$13,320,316

See accompanying notes.

THE EASTERN COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
July 2, 2016

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. Refer to the Company’s consolidated financial statements and notes thereto included in its Form 10-K for the fiscal year ended January 2, 2016 for additional information.

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

The condensed consolidated balance sheet as of January 2, 2016 has been derived from the audited consolidated balance sheet at that date.

Note B – Earnings Per Share

The denominators used in the earnings per share computations follow:

	Six Months Ended		Three Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Basic:
Weighted average shares outstanding	6,249,042	6,244,250	6,250,326	6,244,451

Diluted:
Weighted average shares outstanding	6,249,042	6,244,250	6,250,326	6,244,451
Dilutive stock options	--	--	--	--
Denominator for diluted earnings per share	6,249,042	6,244,250	6,250,326	6,244,451

Note C – Inventories, Net

The components of inventories follow:

	July 2, 2016	January 2, 2016

Raw material and component parts	$ 10,066,879	$ 10,913,827
Work in process	7,085,462	7,681,576
Finished goods	16,830,984	18,247,010
	$ 33,983,325	$ 36,842,413

Note D – Segment Information

Segment financial information follows:

	Six Months Ended		Three Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Revenues:
Sales to unaffiliated customers:
Industrial Hardware	$30,478,161	$29,906,612	$15,886,648	$15,119,946
Security Products	30,074,127	29,536,240	15,876,910	15,435,324
Metal Products	9,432,681	14,471,687	5,119,754	6,482,427
	$69,984,969	$73,914,539	$36,883,312	$37,037,697

Income before income taxes:
Industrial Hardware	$2,194,472	$1,369,091	$1,497,277	$637,546
Security Products	2,920,847	1,436,293	1,792,650	650,002
Metal Products	(1,048,587)	(577,879)	(184,059)	(431,526)
Operating Profit	4,066,732	2,227,505	3,105,868	856,022
Interest expense	(68,669)	(100,570)	(32,384)	(47,745)
Other income	26,518	26,967	5,144	19,960
	$4,024,581	$2,153,902	$3,078,628	$828,237

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

Note F – Debt

On January 29, 2010, the Company signed a secured Loan Agreement (the “Loan Agreement”) with People’s United Bank (“People’s”) which included a $5,000,000 term portion (the “Original Term Loan”) and a $10,000,000 revolving credit portion.  On January 25, 2012, the Company amended the loan agreement by taking an additional $5,000,000 term loan (the “2012 Term Loan”).  Interest on the Original Term Loan portion of the Loan Agreement is fixed at 4.98%.  Interest on the 2012 Term Loan is fixed at 3.90%.  The interest rate on the revolving credit portion of the Loan Agreement varied based on the LIBOR rate or People’s Prime rate plus a margin spread of 2.25%, with a floor rate of 3.25% and a maturity date of January 31, 2014.  On January 23, 2014, the Company signed a second amendment to its secured Loan Agreement with People’s which extended the maturity date of the $10,000,000 revolver portion of the Loan Agreement to July 1, 2016 and changed the interest rate to LIBOR plus 2.25%, eliminating the floor previously in place.  On June 9, 2016, the Company signed a third amendment to its secured Loan Agreement which extended the maturity date of the $10,000,000 revolver portion of the Loan Agreement to July 1, 2018.  The Company did not utilize the revolving credit facility during Fiscal 2015 or during the first six months of 2016.

The Company has loan covenants under the Loan Agreement which required the Company to maintain a fixed charge coverage ratio of at least 1.1 to 1, and minimum tangible net worth of $55 million. In addition, the Company has restrictions on, among other things, new capital leases, purchases or redemptions of its capital stock, mergers and divestitures, and new borrowing.  The Company was in compliance with all covenants in 2015 and for the six-month period ended July 2, 2016.

Note G – Goodwill

The following is a roll-forward of goodwill from year-end 2015 to the end of the second quarter 2016:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total

Beginning balance	$1,731,751	$13,059,042	$—	$14,790,793
Foreign exchange	60,167	—	—	60,167
Ending balance	$1,791,918	$13,059,042	$—	$14,850,960

Note H – Intangibles

The gross carrying amount and accumulated amortization of amortizable intangible assets:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total	Weighted-Average Amortization Period (Years)
2016 Gross Amount
Patents and developed technology	$2,207,820	$1,048,073	$--	$3,255,893	15.9
Customer relationships	--	449,706	--	449,706	5.0
Non-compete agreements	--	407,000	--	407,000	5.0
Intellectual property	--	307,370	--	307,370	5.0
Total Gross Intangibles	$2,207,820	$2,212,149	$--	$4,419,969	12.6

2016 Accumulated Amortization
Patents and developed technology	$1,514,647	$605,352	$--	$2,119,999
Customer relationships	--	134,912	--	134,912
Non-compete agreements	--	122,100	--	122,100
Intellectual property	--	92,211	--	92,211
Accumulated Amortization	$1,514,647	$954,575	$--	$2,469,222

Net July 2, 2016 per Balance Sheet	$693,173	$1,257,574	$--	$1,950,747

2015 Gross Amount
Patents and developed technology	$2,206,852	$1,029,181	$--	$3,236,033	15.9
Customer relationships	--	449,706	--	449,706	5.0
Non-compete agreements	--	407,000	--	407,000	5.0
Intellectual property	--	307,370	--	307,370	5.0
Total Gross Intangibles	$2,206,852	$2,193,257	$--	$4,400,109	12.6

2015 Accumulated Amortization
Patents and developed technology	$1,478,692	$575,026	$--	$2,053,718
Customer relationships	--	89,941	--	89,941
Non-compete agreements	--	81,400	--	81,400
Intellectual property	--	61,474	--	61,474
Accumulated Amortization	$1,478,692	$807,841	$--	$2,286,533

Net January 2, 2016 per Balance Sheet	$728,160	$1,385,416	$--	$2,113,576

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

On April 5, 2016 the Board of Directors passed a resolution freezing the benefits of The Salaried Employees Retirement Plan of The Eastern Company (the “Salaried Plan”) effective as of May 31, 2016.  Under ASC 715, the Company is required to remeasure plan assets and obligations during an interim period whenever a significant event occurs that results in a material change in the net periodic pension cost.  The determination of significance is based on judgment and consideration of events and circumstances impacting the pension costs.  After consulting with our actuary the freezing of benefits under the Salaried Plan is considered a significant event pursuant to such standard.

The Company uses April 30, 2016 as the remeasurement date.  Assumptions used to determine the projected benefits obligations for the Salaried Plan for the measurement date indicated follows:

Measurement Date	April 30, 2016	December 31, 2015
Discount rate	3.69%	4.24%
Expected rate of return	8.0%	8.0%
Rate of compensation increase	--	3.25%

As a result of the remeasurement, pension benefit obligations increased $3,022,291.  The major components of this change are as follows:
April 30, 2016
Discount rate	$4,383,159
Service cost	770,361
Interest cost	818,565
Actuarial loss	611,693
Benefits paid	(1,026,898)
Additional recognition due to significant event	(2,534,589)
Net increase in pension benefit obligation	$3,022,291

In accordance with ASC 715, the Company performed curtailment accounting procedures in relation to the freezing of benefits of the Salaried Plan.  As a result of the fact that there were no unrecognized prior service costs for the plan, and that the calculated $2.5 million gain from the reduction of accumulated plan benefits was more than offset by other actuarial losses in Other Comprehensive Income.

Significant disclosures relating to these benefit plans for the second quarter and first six months of fiscal 2016 and 2015 follow:

	Pension Benefits
	Six Months Ended		Three Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Service cost	$1,341,557	$1,929,975	$528,552	$964,988
Interest cost	1,774,343	1,718,476	1,007,763	859,217
Expected return on plan assets	(2,482,172)	(2,575,828)	(1,238,231)	(1,287,914)
Amortization of prior service cost	100,284	109,293	50,141	54,646
Amortization of the net loss	1,042,148	945,456	415,093	472,728
Net periodic benefit cost	$1,776,160	$2,127,372	$763,318	$1,063,665

	Postretirement Benefits
	Six Months Ended		Three Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Service cost	$14,650	$108,785	$3,900	$54,393
Interest cost	47,436	77,458	26,936	38,729
Expected return on plan assets	(23,766)	(45,968)	(12,016)	(22,984)
Amortization of prior service cost	(11,945)	(11,944)	(5,945)	(5,972)
Amortization of the net loss	(46,961)	9,402	(33,461)	4,701
Net periodic benefit cost	$(20,586)	$137,733	$(20,586)	$68,867

The Company reduced pension expense as a result of the significant event.  Pension expense for the second quarter and first six months of 2016 were reduced by approximately $612,000 related to the significant event.

Prior to April 30, 2016, the Company used a corridor approach to amortize actuarial gains and losses. We are applying the 10% threshold set forth in ASC 715. In addition, since all accrued benefits under the Salaried Plan are frozen, we are amortizing the unrecognized gains and losses outside of the corridor by the average life expectancy of the plan participants.  Our defined pension plans for hourly rated employees will continue to amortize the unrecognized gains and losses outside the corridor by the average remaining service of the active employees.

The Company’s funding policy with respect to its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations.  In 2016, the minimum contribution is $594,000.  For the past several years, the Company has also made discretionary contributions in order to improve funding ratios.  As of July 2, 2016, the Company has made contributions totaling $266,000, of which $181,250 was required.

The Company expects to contribute approximately $118,000 into its post-retirement plan.  As of July 2, 2016 the Company has contributed $79,000.

The Company has a contributory savings plan under Section 401(k) of the Internal Revenue Code covering substantially all U.S. non-union employees. The plan allows participants to make voluntary contributions of up to 100% of their annual compensation on a pretax basis, subject to IRS limitations. The plan provides for contributions by the Company at its discretion.

In December 2015, the Company approved a 50% match on the first 4% of employee contributions.  The Company amended the Eastern Company Savings and Investment Plan (“401(k) Plan Amendment”) effective June 1, 2016.  The 401(k) Plan Amendment increased this match to 50% of the first 6% of contributions for the remainder of Fiscal 2016.  The 401(k) Plan Amendment also provided for an additional non-discretionary contribution for certain non-union U.S. employees who were eligible to participate in the Salaried Plan.  The amount of this non-discretionary contribution ranges from 0% to 4% of wages, based on the age of the individual on June 1, 2016.

The Company made contributions of $117,365 and $173,596 in the second quarter and first six months of 2016, respectively and $55,660 and $107,926 in the second quarter and first six months of 2015, respectively.  The matching contribution increased approximately $60,000 in the second quarter of 2016 as a result of the 401(k) Plan Amendment.

Also in December 2015, the Company approved a non-discretionary contribution of 2.5% for the benefit of all non-union U.S. employees who were not eligible for the Company’s Salaried Plan.  The 401(k) Plan Amendment increased the non-discretionary contribution to 3%, and changed the eligibility to all non-union U.S. employees.  This contribution is payable in January 2017.  The Company has accrued approximately $80,000 for this non-discretionary contribution as of July 2, 2016.

Note J – Stock Based Compensation and Stock Options

The Company has one stock option plan, the 2010 plan, for officers, other key employees, and non-employee directors.  As of July 2, 2016 the 2010 plan had 500,000 shares of common stock reserved and available for future grant and issuance.  Incentive stock options granted under the 2010 plan must have exercise prices that are not less than 100% of the fair market value of the stock on the dates the options are granted.  Restricted stock awards may also be granted to participants under the 2010 plan with restrictions determined by the Compensation Committee of the Company’s Board of Directors.  Under the 2010 plan, nonqualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Company’s Board of Directors.  No options or restricted stock were granted in the first six months of 2016 or 2015.

At July 2, 2016, there were no outstanding or exercisable options.

Note K – Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2012 and non-U.S. income tax examinations by tax authorities prior to 2010.

The Company repatriated approximately $1.2 million in cash from its foreign subsidiaries in the first six months of 2015.  The impact on the effective tax rate was less than 1% in 2015.  No cash was repatriated in the first six months of 2016.

The total amount of unrecognized tax benefits could increase or decrease within the next twelve months for a number of reasons, including the closure of federal, state and foreign tax years by expiration of the statute of limitations and the recognition and measurement considerations under FASB Accounting Standards Codification (“ASC”) 740.  There have been no significant changes to the amount of unrecognized tax benefits during the six months ended July 2, 2016.  The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will not increase or decrease significantly over the next twelve months.

Note L - Financial Instruments and Fair Value Measurements

Financial Risk Management Objectives and Policies

The Company is exposed primarily to credit, interest rate and currency exchange rate risks which arise in the normal course of business.

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk for the Company is its receivable accounts with customers. The Company has established credit limits for customers and monitors their balances to mitigate the risk of loss. At July 2, 2016 and January 2, 2016, there were no significant concentrations of credit risk. No one customer represented more than 10% of the Company’s net trade receivables at July 2, 2016 or at January 2, 2016.  The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable.

Interest Rate Risk

On July 2, 2016, the Company has no exposure to the risk of changes in market interest rates as the interest rate on the outstanding debt is fixed at 4.98% and 3.90%.

Fair Value Measurements

Assets and liabilities that require fair value measurement are recorded at fair value using market and income valuation approaches and considering the Company’s and counterparty’s credit risk. The Company uses the market approach and the income approach to value assets and liabilities as appropriate. There are no assets or liabilities requiring fair value measurements on July 2, 2016 or January 2, 2016.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in the Company’s financial position and results of operations for the twenty-six weeks ended July 2, 2016. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended January 2, 2016 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

Certain statements set forth in this discussion and analysis of financial condition and results of operations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. They use such words as “may,” “will,” “expect,” “believe,” “plan” and other similar terminology. These statements reflect management’s current expectations regarding future events and operating performance and speak only as of the date of this release. These forward-looking statements involve a number of risks and uncertainties, and actual future results and trends may differ materially depending on a variety of factors, including changing customer preferences, lack of success of new products, loss of customers, competition, increased raw material prices, problems associated with foreign sourcing of parts and products, changes within our industry segments and in the overall economy, litigation and legislation. In addition, terrorist threats and the possible responses by the U.S. government, the effects on consumer demand, the financial markets, the travel industry, the trucking industry, the impact of the recent referendum vote in favor of Great Britain no longer remaining a member of the European Union, the upcoming national elections in the United States, and other conditions increase the uncertainty inherent in forward-looking statements. Forward-looking statements reflect the expectations of the Company at the time they are made, and investors should rely on them only as expressions of opinion about what may happen in the future and only at the time they are made. The Company undertakes no obligation to update any forward-looking statement. Although the Company believes it has an appropriate business strategy and the resources necessary for its operations, future revenue and margin trends cannot be reliably predicted and the Company may alter its business strategies to address changing conditions.

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

Overview

Sales in the second quarter of 2016 decreased less than 1% compared to the second quarter of 2015. The decline in sales was primarily the result of sales increases of new products sales of 3% to the many diverse markets we serve offset by a decrease of 3% in sales of existing products.  In the second quarter of 2016 Industrial Hardware sales increased 5%, Security Products sales increased 3% while Metal Products sales decreased 21% compared to the prior year period due to the continued pressure in the U.S. coal industry.

Sales in the first six months of 2016 decreased 5% compared to the prior year period, and was primarily the result of a sales increase of 3% in new products to the many diverse markets we serve.  The increase was offset by a decrease of 8% in sales of existing products.  Compared to the prior year period, sales increased in the first six months of 2016 by 2% in the Industrial Hardware segment and by 2% in the Security Products segment, while sales decreased by 35% in the Metal Products segment as a result of depressed mining product sales.

Gross margin as a percentage of sales for the three months ended July 2, 2016 was 23% compared to 21% in the second quarter of 2015. The increase was primarily the result of increased sales volume with higher margins in the Security Products segment.  Gross margin as a percentage of sales for the six months of 2016 was 21% compared to 21% in the prior year period.

Selling and administration costs decreased $1.6 million or 22% in the second quarter and $2.1 million or 16% in the first half of 2016 compared to the prior year period. The decrease is primarily the result of legal and administrative costs totaling approximately $1.4 million in the second quarter and $2.0 million in the first six months of 2015 related to a proxy contest.

Net income in the second quarter and first six months of 2016 increased $1.5 million or 257% and $1.3 million or 88% compared to the same periods in 2015.

Cash flow from operations in the first six months of 2016 increased $4.7 million compared to the same period in 2015. The increase is primarily due to a reduction of inventory on hand and by timing differences in the collection of account receivable and payments of liabilities.

A more detailed analysis of the Company’s results of operations and financial condition follows:

Results of Operations

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of operations as a percentage of net sales, by segment:

	Three Months Ended July 2, 2016
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	74.2%	73.4%	94.8%	76.7%
Gross margin	25.8%	26.6%	5.2%	23.3%

Selling and administrative expense	16.4%	15.3%	8.8%	14.9%
Operating profit	9.4%	11.3%	-3.6%	8.4%

	Three Months Ended July 4, 2015
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	74.6%	75.9%	94.7%	78.6%
Gross margin	25.4%	24.1%	5.3%	21.4%

Selling and administrative expense	21.2%	19.9%	12.0%	19.1%
Operating profit	4.2%	4.2%	-6.7%	2.3%

The following table shows the amount of change for the second quarter of 2016 compared to the second quarter of 2015 in sales, cost of products sold, gross margin, selling and administrative expenses and operating profit, by segment (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$ 767	$ 442	$ (1,363)	$ (154)

Volume	-0.2%	1.4%	-21.4%	-3.3%
Prices	-0.7%	-0.5%	0.0%	-0.4%
New products	6.0%	2.0%	0.4%	3.3%
	5.1%	2.9%	-21.0%	-0.4%

Cost of products sold	$ 498	$ (61)	$ (1,281)	$ (844)
	4.4%	-0.5%	-20.9%	-2.9%

Gross margin	$ 269	$ 503	$ (82)	$ 690
	7.0%	13.5%	-23.5%	8.7%

Selling and administrative expenses	$ (591)	$ (639)	$ (330)	$(1,560)
	-18.5%	-20.8%	-42.3%	-22.1%

Operating profit	$ 860	$ 1,142	$ 248	$ 2,250
	134.8%	175.8%	-57.3%	262.8%

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of income as a percentage of net sales, by segment:

	Six Months Ended July 2, 2016
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	75.6%	74.4%	101.1%	78.5%
Gross margin	24.4%	25.6%	-1.1%	21.5%

Selling and administrative expense	17.2%	15.9%	10.0%	15.7%
Operating profit	7.2%	9.7%	-11.1%	5.8%

	Six Months Ended July 4, 2015
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	75.6%	76.1%	93.8%	79.4%
Gross margin	24.4%	23.9%	6.2%	20.6%

Selling and administrative expense	19.8%	19.0%	10.2%	17.6%
Operating profit	4.6%	4.9%	-4.0%	3.0%

The following table shows the amount of change for the first six months of 2016 compared to the first six months of 2015 in sales, cost of products sold, gross margin, selling and administrative expenses and operating profit, by segment (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$ 572	$ 538	$ (5,039)	$ (3,929)

Volume	-4.1%	1.0%	-34.9%	-8.1%
Prices	-0.5%	-0.4%	0.0%	-0.4%
New products	6.5%	1.2%	0.1%	3.2%
	1.9%	1.8%	-34.8%	-5.3%

Cost of products sold	$ 454	$ (121)	$ (4,037)	$ (3,704)
	2.0%	-0.5%	-29.7%	-6.3%

Gross margin	$ 118	$ 659	$ (1,002)	$ (225)
	1.6%	9.3%	-112.0%	-1.5%

Selling and administrative expenses	$ (707)	$ (826)	$ (531)	$ (2,064)
	-11.9%	-14.7%	-36.1%	-15.9%

Operating profit	$ 825	$ 1,485	$ (471)	$1,839
	60.3%	103.4%	-81.5%	82.6%

Industrial Hardware Segment

Net sales in the Industrial Hardware segment were up 5% in the second quarter and 2% in the first half of 2016 compared to the prior year periods.  The increase in sales in both the second quarter and first half of 2016 when compared to the prior year periods primarily reflect sales across several markets including the off highway, service bodies, truck accessories, industrial and military markets. These increases were partially offset by decreased sales in the Class 8 market in relation to hardware and composites for existing models of trucks that have been produced over the past several years.

New product sales increased 6% for the second quarter and 7% for the first six months of the year in the 2016 periods when compared to the same periods in 2015. New products included composites for a new model in the Class 8 market that was launched in the second half of 2015; refrigerated boxes on truck cabs; smart boards and electronic rotary and drawer latches; brackets and door locking systems.

Cost of products sold for the Industrial Hardware segment increased $0.5 million or 4% in the second quarter and $0.4 million or 2% in the first half of 2016 compared to the same periods in 2015.

The most significant factors resulting in changes to the cost of products sold in the second quarter of 2016 compared to the 2015 second quarter included:

•	an increase of $0.4 million or 7% in raw materials;
•	and an increase of $0.1 million or 4% in costs for payroll and payroll related charges;
•	and a decrease of $0.1 million or 47% in equipment rental.

The most significant factor resulting in the change to the cost of products sold in the first half of 2016 compared to the 2015 first half was an increase of $0.4 million or 3% in raw materials.

Gross margin as a percentage of sales for the Industrial Hardware segment increased in the second quarter to 26% in 2016 from 25% in the prior year period and in the first half of 2016 and 2015 it was 24%.  The increase in the second quarter of 2016 reflects the change in product mix with higher margins with lower volume products sold to non Class 8 truck market which traditionally have lower margins but higher volumes and the changes to cost of products sold discussed above.

Selling and administrative expenses in the Industrial Hardware segment decreased $0.6 million or 18% in the second quarter of 2016 and $0.7 million or 12% in the first half of 2016 as compared to the 2015 periods.

The most significant factor resulting in changes in selling and administrative expenses in the Industrial Hardware segment in the second quarter of 2016 compared to the 2015 second quarter included a decrease of $0.6 million in charges related to the proxy contest initiated in 2015.

The most significant factors resulting in changes in selling and administrative expenses in the Industrial Hardware segment in the first half of 2016 compared to the 2015 first half included a decrease of $0.8 million in charges related to the proxy contest initiated in 2015.

Security Products Segment

Net sales in the Security Products segment increased 3% in the second quarter and increased 2% in the first half of 2016 compared to the 2015 periods.  The increase in sales in the second quarter was the result of introducing new products in the laundry and events markets. The increase of sales in the first half of 2016 was both the result of an increase in sales of existing products including money boxes and card systems to the commercial laundry market, and lock products to the travel, OEM, vehicle, furniture and cash management markets, as well as the introduction of new products. Increased sales in the storage, events and routing operator markets were partially offset by decreased sales in the vehicular market.

Sales of new products included an economy pushbutton lock for job site security boxes; a carded cable luggage locks for the travel industry markets; and a tumbler plate lock for the waste and recycling industry.

Cost of products sold for the Security Products segment decreased $0.1 million or 1% in the second quarter and in the first half of 2016 compared to the same periods in 2015.

The most significant factors resulting in changes in cost of products sold in the second quarter of 2016 compared to the 2015 second quarter included:

•	an increase of $0.1 million or 27% in engineering costs;
•	a decrease of $0.1 million or 6% in costs for payroll and payroll related charges;
•	and a decrease of $0.2 million or 2% in raw materials.

The most significant factors resulting in changes in cost of products sold in the first half of 2016 compared to the 2015 first half included:

•	an increase of $0.1 million or 19% in engineering expense;
•	an increase of $0.1 million or 11% in costs for supplies and tools;
•	an increase of $0.1 million or 92% in fire and liability insurance;
•	a decrease of $0.2 million or 4% for payroll and payroll related charges;
•	a decrease of $0.2 million or 1% in raw materials.

Gross margin as a percentage of sales for the Security Products segment in the second quarter increased to 27% in 2016 from 24% in the 2015 period and increased in the first half to 26% from 24% in the prior year period.

Selling and administrative expenses in the Security Products segment decreased $0.6 million or 21% in the second quarter and $0.8 million or 15% in the first half of 2016 as compared to the 2015 periods.

The most significant factors resulting in changes in selling and administrative expenses in the Security Products segment in the second quarter of 2016 compared to the 2015 second quarter included a decrease of $0.6 million in charges related to the proxy contest initiated in 2015.

The most significant factors resulting in changes in selling and administrative expenses in the Security Products segment in the first half of 2016 compared to the 2015 first half included a decrease of $0.8 million in charges related to the proxy contest initiated in 2015.

Metal Products Segment

Net sales in the Metal Products segment decreased 21% in the second quarter and 35% in the first half of 2016 as compared to the prior year periods. The U.S. mining industry is at its lowest levels in a decade and is still under significant pressures in 2016. The coal mining industry continues to be impacted by coal plant closures, lower natural gas prices, excess coal inventories and stricter EPA regulations. The reduction in our contract castings products was due to the down turn in the Class 8 truck market where we supply EGR valve casting for truck engines.  We are working with several new customers in the contract casting market which we expect to favorably impact the remainder of the 2016 fiscal year.

Cost of products sold for the Metal Products segment decreased $1.3 million or 21% in the second quarter and $4.0 million or 30% in the first half of 2016 compared to the same periods in 2015.

The most significant factors resulting in changes in cost of products sold in the second quarter of 2016 compared to the 2015 second quarter included:

•	an increase of $0.1 million or 8% in raw materials;
•	a decrease of $0.6 million or 32% in costs for payroll and payroll related charges;
•	a decrease of $0.4 million or 47% in costs for supplies and tools;
•	a decrease of $0.2 million or 63% in costs for maintenance and repairs;
•	and a decrease of $0.2 million or 42% in utilities costs.

The most significant factors resulting in changes in cost of products sold in the first half of 2016 compared to the 2015 first half included:

•	a decrease of $1.7 million or 35% in costs for payroll and payroll related charges;
•	a decrease of $0.9 million or 24% in raw materials;
•	a decrease of $0.9 million or 48% in costs for supplies and tools;
•	and a decrease of $0.4 million or 42% related to costs for maintenance and repairs.

Gross margin as a percentage of net sales for the Metal Products segment was 5% in the second quarter of both 2016 and 2015 and decreased from 6% to -1% in the first half of 2016 as compared to the 2015 periods. The decreases first half of 2016 is primarily due to the lower sales volume causing lower utilization of the Company’s production capacity in 2016 as compared to the 2015 periods.

Selling and administrative expenses in the Metal Products segment decreased $0.3 million or 42% in the second quarter and $0.5 million or 36% in the first half of 2016 as compared to the 2015 periods.

The most significant factor resulting in changes in selling and administrative expenses in the Metal Products segment in the second quarter of 2016 compared to the 2015 second quarter included a decrease of $0.2 million in charges related to the proxy contest initiated in 2015.

The most significant factors resulting in changes in selling and administrative expenses in the Metal Products segment in the first half of 2016 compared to the 2015 first half included a decrease of $0.4 million in charges related to the proxy contest initiated in 2015.

Other Items

Interest expense decreased 32% in the second quarter and in the first six months of 2016 compared to the prior year period due to the decreased level of debt in 2016.

Other income was not material to the financial statements.

Income taxes reflected the change in operating results. The effective tax rates in the second quarter and first six months of 2016 were 32% and 32%, respectively, compared to 29% and 32%, respectively in the 2015 periods. The slightly lower than expected effective rates are the result of lower earnings estimates from our US sources compared to earnings estimates from foreign sources that have lower overall tax rates.

Liquidity and Sources of Capital

The Company generated $6.1 million of cash from its operations during the first six months of 2016 compared to $1.4 million during the same period in 2015.  The increase in cash flows in the 2016 period compared to the prior year period was primarily the result of increased earnings during the period related to the cash expended for the proxy contest in 2015, the impact from an inventory reduction initiative, as well as the associated timing differences in the collections of accounts receivable, and payments of liabilities.  Cash flow from operations coupled with cash on hand at the beginning of the year was sufficient to fund capital expenditures, debt service, and dividend payments.

Additions to property, plant and equipment were $1.1 million for the first six months of 2016 and $1.6 million for the same period in 2015.  Total capital expenditures for 2016 are expected to be approximately $2.5 million.  As of July 2, 2016, there is approximately $370,000 of outstanding commitments for these capital expenditures.

The following table shows key financial ratios at the end of each period:

	Second Quarter 2016	Second Quarter 2015	Year End 2015
Current ratio	5.6	5.5	5.0
Average days’ sales in accounts receivable	49	49	47
Inventory turnover	3.2	3.4	3.0
Total debt to shareholders’ equity	2.7%	4.8%	4.0%

The following table shows important liquidity measures as of the balance sheet date for each period below (in millions):
	Second Quarter 2016	Second Quarter 2015	Year End 2015
Cash and cash equivalents
- Held in the United States	$ 8.7	$ 3.6	$ 6.9
- Held by a foreign subsidiary	11.5	9.7	10.9
	20.2	13.3	17.8
Working capital	62.9	58.3	60.1
Net cash provided by operating activities	6.1	1.4	9.1
Change in working capital impact on net cash used in operating activities	(0.1)	(3.2)	(2.0)
Net cash used in investing activities	(1.1)	(1.6)	(2.5)
Net cash used in financing activities	(2.4)	(2.1)	(3.9)

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

Total inventories declined approximately 8% to $34.0 million on July 2, 2016 compared to $36.8 million at year end 2015 and decreased approximately 3% from $34.9 million at the end of the second quarter of 2015.  Management made inventory control a priority in 2016, and has been able to reduce overall inventory in the first six months of 2016.  Accounts receivable were $19.6 million compared to $17.5 million at year end 2015 and $19.9 million at the end of the second quarter of 2015.

Cash on hand, cash flow from operating activities and funds available under the revolving credit portion of the Company’s Loan Agreement are expected to be sufficient to cover future foreseeable working capital requirements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the 26-week period ending July 2, 2016, there have been no material changes in market risk from what was reported in the 2015 Annual Report on Form 10-K.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of the end of the quarter ended July 2, 2016, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 240.13a-15.  As defined in Exchange Act Rules 240.13a-15(e) and 240.15d-15(e), “the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based upon that evaluation, the CEO and CFO concluded that the Company’s current disclosure controls and procedures were effective as of the July 2, 2016 evaluation date.

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

Changes in Internal Controls:

During the 26-week period ending July 2, 2016, there have been no significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls.

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

ITEM 1A – RISK FACTORS

During the 26-week period ending July 2, 2016, there have been no material changes in risk factors from what was reported in the 2015 Annual Report on Form 10-K.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the prior three years there have been no sales of securities by the Company which were not registered under the Securities Act; and during the 26-week period ending July 2, 2016, there were no purchases of any equity securities of the Company registered under the Exchange Act by or on behalf of the Company or any “affiliated purchaser” as defined in 17CFR 240.10b-18(a)(3).

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

99(7)) Form 8-K filed on June 30, 2016 setting forth the press release reported that the Board of Directors of the Company has adopted an incentive compensation clawback policy as part of the Board’s ongoing efforts to strengthen the Company’s corporate governance and risk management is incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE EASTERN COMPANY
(Registrant)
DATE: August 1, 2016	/s/August M. Vlak
August M. Vlak President and Chief Executive Officer

DATE: August 1, 2016	/s/John L. Sullivan III
John L. Sullivan III Vice President and Chief Financial Officer

DATE: August 1, 2016	/s/Angelo M. Labbadia
Angelo M. Labbadia
Chief Operating Officer