Form 10-Q
period 2016-10-01
EASTERN CO
filed 2016-11-04
CIK 31107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED October 1, 2016

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding as of November 2, 2016
Common Stock, No par value	6,254,287

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	October 1, 2016	January 2, 2016
Current Assets
Cash and cash equivalents	$21,640,060	$17,814,986
Accounts receivable, less allowances: $443,000 - 2016; $450,000 - 2015	19,041,481	17,502,445
Inventories	34,098,827	36,842,413
Prepaid expenses and other assets	1,875,141	2,122,215
Deferred income taxes	986,167	986,167
Total Current Assets	77,641,676	75,268,226

Property, Plant and Equipment	65,123,800	63,438,241
Accumulated depreciation	(39,018,381)	(36,636,775)
	26,105,419	26,801,466

Goodwill	14,842,755	14,790,793
Trademarks	163,561	164,957
Patents, technology, and other intangibles net of accumulated amortization	1,866,980	2,113,576
Deferred income taxes	2,981,919	2,599,541
	19,855,215	19,668,867
TOTAL ASSETS	$123,602,310	$121,738,559

LIABILITIES AND SHAREHOLDERS’ EQUITY	October 1, 2016	January 2, 2016
Current Liabilities
Accounts payable	$8,410,218	$9,109,394
Accrued compensation	2,668,733	2,873,871
Other accrued expenses	1,382,683	1,751,052
Current portion of long-term debt	1,071,429	1,428,571
Total Current Liabilities	13,533,063	15,162,888

Other long-term liabilities	286,920	286,920
Long-term debt, less current portion	1,071,428	1,785,714
Accrued postretirement benefits	767,620	793,055
Accrued pension cost	26,361,144	24,304,926

Shareholders’ Equity
Voting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Nonvoting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Common Stock, no par value:
Authorized: 50,000,000 shares
Issued: 8,949,016 shares in 2016 and 8,942,461 shares in 2015	29,109,136	28,997,050
Treasury Stock: 2,694,729 shares in 2016 and 2015	(19,105,723)	(19,105,723)
Retained earnings	93,669,931	90,597,041

Accumulated other comprehensive income (loss):
Foreign currency translation	(1,465,795)	(1,154,098)
Unrecognized net pension and postretirement benefit costs, net of tax	(20,625,414)	(19,929,214)
Accumulated other comprehensive loss	(22,091,209)	(21,083,312)
Total Shareholders’ Equity	81,582,135	79,405,056
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$123,602,310	$121,738,559

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended		Three Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net sales	$103,463,316	$110,154,039	$33,478,347	$36,239,500
Cost of products sold	(79,588,389)	(85,872,857)	(24,625,469)	(27,205,657)
Gross margin	23,874,927	24,281,182	8,852,878	9,033,843

Selling and administrative expenses	(16,544,081)	(18,604,056)	(5,588,764)	(5,584,222)
Operating profit	7,330,846	5,677,126	3,264,114	3,449,621

Interest expense	(97,486)	(145,773)	(28,817)	(45,203)
Other income	54,687	33,540	28,169	6,573
Income before income taxes	7,288,047	5,564,893	3,263,466	3,410,991

Income taxes	2,152,073	1,578,626	863,402	883,269
Net income	$5,135,974	$3,986,267	$2,400,064	$2,527,722

Earnings per Share:
Basic	$.82	$.64	$.38	$.41

Diluted	$.82	$.64	$.38	$.41

Cash dividends per share:	$.33	$.34 *	$.11	$.12 *

* - Includes $0.01 per share redemption for the termination of the 2008 Shareholder Rights Agreement.

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Nine Months Ended		Three Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net income	$5,135,974	$3,986,267	$2,400,064	$2,527,722
Other comprehensive income/(loss):
Change in foreign currency translation	(311,697)	(1,616,248)	(231,831)	(994,325)
Change in pension and postretirement benefit costs, net of taxes of: 2016 – $382,378 and $(105,703), respectively 2015 – $559,542 and $186,513, respectively	(696,200)	1,018,768	192,456	339,590
Total other comprehensive loss	(1,007,897)	(597,480)	(39,375)	(654,735)
Comprehensive income	$4,128,077	$3,388,787	$2,360,689	$1,872,987

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	October 1, 2016	October 3, 2015
Operating Activities
Net income	$5,135,974	$3,986,267
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,795,699	2,885,560
Unrecognized pension and postretirement benefits	952,205	1,356,233
Loss on sale of equipment and other assets	45,313	62,254
Provision for doubtful accounts	-	44,126
Issuance of Common Stock for directors’ fees	112,086	42,487
Changes in operating assets and liabilities:
Accounts receivable	(1,626,625)	(2,991,497)
Inventories	2,665,002	(2,602,651)
Prepaid expenses and other	78,914	532,981
Recoverable income taxes receivable	-	380,000
Other assets	(67,324)	(4,616)
Accounts payable	(366,454)	269,696
Accrued compensation	(215,313)	(186,096)
Other accrued expenses	(526,930)	(125,439)
Net cash provided by operating activities	8,982,547	3,649,305

Investing Activities
Purchases of property, plant and equipment	(1,819,894)	(2,044,712)
Net cash used in investing activities	(1,819,894)	(2,044,712)

Financing Activities
Principal payments on long-term debt	(1,071,428)	(1,071,428)
Dividends paid	(2,063,085)	(2,123,322)
Net cash used in financing activities	(3,134,513)	(3,194,750)

Effect of exchange rate changes on cash	(203,066)	(633,221)
Net change in cash and cash equivalents	3,825,074	(2,223,378)

Cash and cash equivalents at beginning of period	17,814,986	15,834,444
Cash and cash equivalents at end of period	$21,640,060	$13,611,066

See accompanying notes.

THE EASTERN COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
October 1, 2016

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

The condensed consolidated balance sheet as of January 2, 2016 has been derived from the audited consolidated balance sheet at that date.

Note B – Earnings Per Share

The denominators used in the earnings per share computations follow:

	Nine Months Ended		Three Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Basic:
Weighted average shares outstanding	6,250,185	6,244,534	6,254,287	6,245,099

Diluted:
Weighted average shares outstanding	6,250,185	6,244,534	6,254,287	6,245,099
Dilutive stock options	-	-	-	-
Denominator for diluted earnings per share	6,250,185	6,244,534	6,254,287	6,245,099

Note C – Inventories

The components of inventories follow:

	October 1, 2016	January 2, 2016

Raw material and component parts	$ 10,101,095	$ 10,913,827
Work in process	7,109,543	7,681,576
Finished goods	16,888,189	18,247,010
	$ 34,098,827	$ 36,842,413

Note D – Segment Information

Segment financial information follows:

	Nine Months Ended		Three Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Revenues:
Sales to unaffiliated customers:
Industrial Hardware	$45,689,104	$46,234,468	$15,210,943	$16,327,856
Security Products	43,722,828	43,463,335	13,648,701	13,927,096
Metal Products	14,051,384	20,456,236	4,618,703	5,984,548
	$103,463,316	$110,154,039	$33,478,347	$36,239,500

Income before income taxes:
Industrial Hardware	$3,769,045	$3,112,008	$1,574,573	$1,742,917
Security Products	4,533,995	2,672,875	1,613,148	1,236,581
Metal Products	(972,194)	(107,757)	76,393	470,123
Operating Profit	7,330,846	5,677,126	3,264,114	3,449,621
Interest expense	(97,486)	(145,773)	(28,817)	(45,203)
Other income	54,687	33,540	28,169	6,573
	$7,288,047	$5,564,893	$3,263,466	$3,410,991

Note E – Recent Accounting Pronouncements

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date. ASU 2015-14 defers the adoption date of ASU 2014-09, Revenue from Contracts with Customers in which both the FASB and IASB in a joint project will clarify the principles for recognizing revenue and to develop a common revenue standard. The guidance is to be applied using a retrospective approach at the beginning of the earliest comparative period in the financial statements and is effective for years beginning after December 15, 2017. Early adoption is permitted. The Company is still in the process of determining the effect that the adoption of ASU 2015-14 will have on the accompanying financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows - Classification of certain types of cash receipts and cash payments. ASU 2016-15 provides guidance regarding eight specific cash flow issues. The guidance is to be applied using a retrospective approach at the beginning of the earliest comparative period in the financial statements and is effective for years beginning after December 15, 2017. Early adoption is permitted. The Company is still in the process of determining the effect that the adoption of ASU 2016-15 will have on the accompanying financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that could impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued, but are not yet effective, that might have a material impact on the consolidated financial statements of the Company.

Note F – Debt

On January 29, 2010, the Company signed a secured Loan Agreement (the “Loan Agreement”) with People’s United Bank (“People’s”) which included a $5,000,000 term portion (the “Original Term Loan”) and a $10,000,000 revolving credit portion.  On January 25, 2012, the Company amended the loan agreement by taking an additional $5,000,000 term loan (the “2012 Term Loan”).  Interest on the Original Term Loan portion of the Loan Agreement is fixed at 4.98%.  Interest on the 2012 Term Loan is fixed at 3.90%.  The interest rate on the revolving credit portion of the Loan Agreement varied based on the LIBOR rate or People’s Prime rate plus a margin spread of 2.25%, with a floor rate of 3.25% and a maturity date of January 31, 2014.  On January 23, 2014, the Company signed a second amendment to its secured Loan Agreement with People’s which extended the maturity date of the $10,000,000 revolver portion of the Loan Agreement to July 1, 2016 and changed the interest rate to LIBOR plus 2.25%, eliminating the floor previously in place.  On June 9, 2016, the Company signed a third amendment to its secured Loan Agreement which extended the maturity date of the $10,000,000 revolver portion of the Loan Agreement to July 1, 2018.  The Company did not utilize the revolving credit facility during Fiscal 2015 or during the first nine months of 2016.

The Company has loan covenants under the Loan Agreement which required the Company to maintain a fixed charge coverage ratio of at least 1.1 to 1, and minimum tangible net worth of $55 million. In addition, the Company has restrictions on, among other things, new capital leases, purchases or redemptions of its capital stock, mergers and divestitures, and new borrowing.  The Company was in compliance with all covenants in 2015 and for the nine-month period ended October 1, 2016.

Note G – Goodwill

The following is a roll-forward of goodwill from year-end 2015 to the end of the third quarter 2016:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total

Beginning balance	$1,731,751	$13,059,042	$—	$14,790,793
Foreign exchange	51,962	—	—	51,962
Ending balance	$1,783,713	$13,059,042	$—	$14,842,755

Note H – Intangibles

The gross carrying amount and accumulated amortization of amortizable intangible assets:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total	Weighted-Average Amortization Period (Years)
2016 Gross Amount
Patents and developed technology	$2,176,425	$1,068,518	$--	$3,244,943	15.9
Customer relationships	--	449,706	--	449,706	5.0
Non-compete agreements	--	407,000	--	407,000	5.0
Intellectual property	--	307,370	--	307,370	5.0
Total Gross Intangibles	$2,176,425	$2,232,594	$--	$4,409,019	12.5

2016 Accumulated Amortization
Patents and developed technology	$1,513,977	$620,635	$--	$2,134,612
Customer relationships	--	157,397	--	157,397
Non-compete agreements	--	142,450	--	142,450
Intellectual property	--	107,580	--	107,580
Accumulated Amortization	$1,513,977	$1,028,062	$--	$2,542,039

Net October 1, 2016 per Balance Sheet	$662,448	$1,204,532	$--	$1,866,980

2015 Gross Amount
Patents and developed technology	$2,206,852	$1,029,181	$--	$3,236,033	15.9
Customer relationships	--	449,706	--	449,706	5.0
Non-compete agreements	--	407,000	--	407,000	5.0
Intellectual property	--	307,370	--	307,370	5.0
Total Gross Intangibles	$2,206,852	$2,193,257	$--	$4,400,109	12.6

2015 Accumulated Amortization
Patents and developed technology	$1,478,692	$575,026	$--	$2,053,718
Customer relationships	--	89,941	--	89,941
Non-compete agreements	--	81,400	--	81,400
Intellectual property	--	61,474	--	61,474
Accumulated Amortization	$1,478,692	$807,841	$--	$2,286,533

Net January 2, 2016 per Balance Sheet	$728,160	$1,385,416	$--	$2,113,576

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

The Company used April 30, 2016 as the remeasurement date.  Assumptions used to determine the projected benefits obligations for the Salaried Plan for the measurement date indicated follows:

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

In accordance with ASC 715, the Company performed curtailment accounting procedures in relation to the freezing of benefits of the Salaried Plan.  The Company did not recognize any gain or loss related to the freeze of benefits accrued under the Salaried Plan, since there were no unrecognized prior service costs for the Salaried Plan, and the calculated $2.5 million gain from the reduction of accumulated plan benefits was more than offset by other actuarial losses in Other Comprehensive Income, there were no curtailment accounting adjustments required.

Significant disclosures relating to these benefit plans for the third quarter and first nine months of fiscal 2016 and 2015 follow:

	Pension Benefits
	Nine Months Ended		Three Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Service cost	$1,612,278	$2,894,960	$270,721	$964,985
Interest cost	2,541,968	2,577,715	767,625	859,239
Expected return on plan assets	(3,603,483)	(3,863,742)	(1,121,311)	(1,287,914)
Amortization of prior service cost	150,427	163,940	50,143	54,647
Amortization of the net loss	1,319,617	1,418,182	277,469	472,726
Net periodic benefit cost	$2,020,807	$3,191,055	$244,647	$1,063,683

	Postretirement Benefits
	Nine Months Ended		Three Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Service cost	$21,975	$163,178	$7,325	$54,393
Interest cost	71,154	116,186	23,718	38,728
Expected return on plan assets	(35,649)	(68,952)	(11,883)	(22,984)
Amortization of prior service cost	(17,918)	(17,916)	(5,973)	(5,972)
Amortization of the net loss	(70,441)	14,103	(23,480)	4,701
Net periodic benefit cost	$(30,879)	$206,599	$(10,293)	$68,866

The Company reduced pension expense as a result of the significant event.  Pension expense for the third quarter and first nine months of 2016 were reduced by approximately $917,000 and $1,529,000, respectively, related to the significant event.

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

The Company’s funding policy with respect to its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations.  In 2016, the minimum required contribution is $594,000.  For the past several years, the Company has also made discretionary contributions in order to improve funding ratios.  As of October 1, 2016, the Company has made contributions to its qualified plans totaling $799,000, of which $594,000 was required.

The Company expects to contribute approximately $155,000 into its post-retirement plan.  As of October 1, 2016 the Company has contributed $116,000.

The Company has a contributory savings plan under Section 401(k) of the Internal Revenue Code covering substantially all U.S. non-union employees. This plan allows participants to make voluntary contributions of up to 100% of their annual compensation on a pretax basis, subject to IRS limitations. The plan provides for contributions by the Company at its discretion.

In December 2015, the Company approved a 50% match on the first 4% of employee contributions.  The Company amended the Eastern Company Savings and Investment Plan (“401(k) Plan Amendment”) effective June 1, 2016.  The 401(k) Plan Amendment increased this match to 50% of the first 6% of contributions for the remainder of Fiscal 2016.  The 401(k) Plan Amendment also provided for an additional non-discretionary contribution for certain non-union U.S. employees who were eligible to participate in the Salaried Plan.  The amount of this non-discretionary contribution ranges from 0% to 4% of wages, based on the age of the individual on June 1, 2016.  Also in December

2015, the Company approved a non-discretionary profit sharing contribution of 2.5% for the benefit of all non-union U.S. employees who were not eligible for the Company’s Salaried Plan.  The 401(k) Plan Amendment increased the non-discretionary contribution to 3%, and changed the eligibility to all non-union U.S. employees.  This contribution is payable in January 2017.  The Company has accrued approximately $193,000 for this non-discretionary contribution as of October 1, 2016.

The Company made contributions of $189,000 and $363,000 in the third quarter and first nine months of 2016, respectively, and $49,000 and $157,000 in the third quarter and first nine months of 2015, respectively.  The matching contribution increased approximately $126,000 in the third quarter of 2016 and $181,000 for the first nine months of 2016 as a result of the 401(k) Plan Amendment.

Note J – Stock Based Compensation and Stock Options

The Company has a stock option plan, the 2010 plan, for officers, other key employees, and non-employee directors.  As of October 1, 2016 the 2010 plan had 500,000 shares of common stock reserved and available for future grant and issuance.  Incentive stock options granted under the 2010 plan must have exercise prices that are not less than 100% of the fair market value of the stock on the dates the options are granted.  Restricted stock awards may also be granted to participants under the 2010 plan with restrictions determined by the Compensation Committee of the Company’s Board of Directors.  Under the 2010 plan, nonqualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Company’s Board of Directors.  No options or restricted stock were granted in the first nine months of 2016 or 2015.

At October 1, 2016, there were no outstanding or exercisable options.

Note K – Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2013 and non-U.S. income tax examinations by tax authorities prior to 2011.

The Company repatriated approximately $1.2 million in cash from its foreign subsidiaries in the first nine months of 2015.  The impact on the effective tax rate was less than 1% in 2015.  No cash was repatriated in the first nine months of 2016.

The total amount of unrecognized tax benefits could increase or decrease within the next twelve months for a number of reasons, including the closure of federal, state and foreign tax years by expiration of the statute of limitations and the recognition and measurement considerations under FASB Accounting Standards Codification (“ASC”) 740.  There have been no significant changes to the amount of unrecognized tax benefits during the nine months ended October 1, 2016.  The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will not increase or decrease significantly over the next twelve months.

Note L - Financial Instruments and Fair Value Measurements

Financial Risk Management Objectives and Policies

The Company is exposed primarily to credit, interest rate and currency exchange rate risks which arise in the normal course of business.

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk for the Company is its receivable accounts with customers. The Company has established credit limits for customers and monitors their balances to mitigate the risk of loss. At October 1, 2016 and January 2, 2016, there were no significant concentrations of credit risk. No one customer represented more than 10% of the Company’s net trade receivables at October 1, 2016 or at January 2, 2016.  The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable.

Interest Rate Risk

On October 1, 2016, the Company has no exposure to the risk of changes in market interest rates as the interest rate on the outstanding debt is fixed at 4.98% and 3.90%.

Fair Value Measurements

Assets and liabilities that require fair value measurement are recorded at fair value using market and income valuation approaches and considering the Company’s and counterparty’s credit risk. The Company uses the market approach and the income approach to value assets and liabilities as appropriate. There are no assets or liabilities requiring fair value measurements on October 1, 2016 or January 2, 2016.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in the Company’s financial position and results of operations for the thirty-nine weeks ended October 1, 2016. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended January 2, 2016 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

Certain statements set forth in this discussion and analysis of financial condition and results of operations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. They use such words as “may,” “will,” “expect,” “believe,” “plan” and other similar terminology. These statements reflect management’s current expectations regarding future events and operating performance and speak only as of the date of this release. These forward-looking statements involve a number of risks and uncertainties, and actual future results and trends may differ materially depending on a variety of factors, including changing customer preferences, lack of success of new products, loss of customers, competition, increased raw material prices, problems associated with foreign sourcing of parts and products, changes within our industry segments and in the overall economy, litigation and legislation. In addition, terrorist threats and the possible responses by the U.S. government, the effects on consumer demand, the financial markets, the travel industry, the trucking industry, the results of the upcoming national elections in the United States and other conditions increase the uncertainty inherent in forward-looking statements. Forward-looking statements reflect the expectations of the Company at the time they are made, and investors should rely on them only as expressions of opinion about what may happen in the future and only at the time they are made. The Company undertakes no obligation to update any forward-looking statement. Although the Company believes it has an appropriate business strategy and the resources necessary for its operations, future revenue and margin trends cannot be reliably predicted and the Company may alter its business strategies to address changing conditions.

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

Overview

Sales in the third quarter of 2016 decreased 8% compared to the third quarter of 2015. The decline in sales was primarily the result of sales volume decreases of existing products of 10% to the many diverse markets we serve offset by an increase of 3% in sales of new products.  In the third quarter of 2016 Industrial Hardware sales decreased 7%, Security Products sales decreased 2% while Metal Products sales decreased 23% compared to the prior year period due to the continued pressure in the U.S. coal industry.

Sales in the first nine months of 2016 decreased 6% compared to the prior year period, and was primarily the result of a decrease of 9% in sales of existing products. The decrease was offset by a sales increase of 3% in new products to the many diverse markets we serve. Compared to the prior year period, sales decreased in the first nine months of 2016 by 1% in the Industrial Hardware segment and increased by 1% in the Security Products segment, while sales decreased by 31% in the Metal Products segment as a result of depressed mining product sales.

Gross margin as a percentage of sales for the three months ended October 1, 2016 was 26% compared to 25% in the third quarter of 2016. The increase was primarily the result of increased sales volume of products with higher margins in the Security Products segment and cost reductions related to the freezing of the salary pension plan. Gross margin as a percentage of sales for the nine months of 2016 was 23% compared to 22% in the prior year period.

Selling and administration costs approximated the costs incurred in the third quarter of 2015 and decreased $2.1 million or 11% in the first nine months of 2016 compared to the prior year period. The nine month decrease is primarily the result of legal and administrative costs totaling approximately $2.0 million in the first six months of 2015 related to a proxy contest.

Net income in the third quarter of 2016 decreased $0.1 million or 5%, and increased in the first nine months $1.1 million or 29% compared to the same periods in 2015.

Cash flow from operations in the first nine months of 2016 increased $5.3 million compared to the same period in 2015. The increase is primarily due to a reduction of inventory on hand and by timing differences in the collection of account receivable and payments of liabilities.

A more detailed analysis of the Company’s results of operations and financial condition follows:

Results of Operations

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of operations as a percentage of net sales, by segment:

	Three Months Ended October 1, 2016
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	72.7%	69.4%	88.8%	73.6%
Gross margin	27.3%	30.6%	11.2%	26.4%

Selling and administrative expense	17.0%	18.8%	9.5%	16.7%
Operating profit	10.3%	11.8%	1.7%	9.7%

	Three Months Ended October 3, 2015
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	73.1%	73.6%	83.7%	75.1%
Gross margin	26.9%	26.4%	16.3%	24.9%

Selling and administrative expense	16.2%	17.5%	8.4%	15.4%
Operating profit	10.7%	8.9%	7.9%	9.5%

The following table shows the amount of change for the third quarter of 2016 compared to the third quarter of 2015 in sales, cost of products sold, gross margin, selling and administrative expenses and operating profit, by segment (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$ (1,117)	$ (278)	$ (1,366)	$ (2,761)

Volume	-13.1%	-0.1%	-25.4%	-10.1%
Prices	-0.7%	0.0%	0.0%	-0.4%
New products	7.1%	-1.9%	2.6%	2.9%
	-6.7%	-2.0%	-22.8%	-7.6%

Cost of products sold	$ (888)	$ (784)	$ (908)	$ (2,580)
	-7.4%	-7.6%	-18.1%	-9.5%

Gross margin	$ (229)	$ 506	$ (458)	$ (181)
	-5.2%	13.8%	-47.0%	-2.0%

Selling and administrative expenses	$ (61)	$ 129	$ (63)	$ 5
	-2.3%	5.3%	-12.7%	0.1%

Operating profit	$ (168)	$ 377	$ (395)	$ (186)
	-9.7%	30.5%	-83.8%	-5.4%

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of income as a percentage of net sales, by segment:

	Nine Months Ended October 1, 2016
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	74.7%	72.8%	97.1%	76.9%
Gross margin	25.3%	27.2%	2.9%	23.1%

Selling and administrative expense	17.1%	16.8%	9.8%	16.0%
Operating profit	8.2%	10.4%	-6.9%	7.1%

	Nine Months Ended October 3, 2015
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	74.7%	75.3%	90.9%	78.0%
Gross margin	25.3%	24.7%	9.1%	22.0%

Selling and administrative expense	18.6%	18.5%	9.6%	16.9%
Operating profit	6.7%	6.2%	-0.5%	5.1%

The following table shows the amount of change for the first nine months of 2016 compared to the first nine months of 2015 in sales, cost of products sold, gross margin, selling and administrative expenses and operating profit, by segment (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$ (546)	$ 260	$ (6,405)	$ (6,691)

Volume	-7.3%	0.6%	-32.1%	-8.8%
Prices	-0.6%	-0.3%	0.0%	-0.4%
New products	6.7%	0.3%	0.8%	3.1%
	-1.2%	0.6%	-31.3%	-6.1%

Cost of products sold	$ (434)	$ (905)	$ (4,946)	$ (6,285)
	-1.3%	-2.8%	-26.6%	-7.3%

Gross margin	$ (112)	$ 1,165	$ (1,459)	$ (406)
	-1.0%	10.9%	-78.1%	-1.7%

Selling and administrative expenses	$ (768)	$ (697)	$ (595)	$ (2,060)
	-9.0%	-8.7%	-30.1%	-11.1%

Operating profit	$ 656	$ 1,862	$ (864)	$ 1,654
	21.1%	69.6%	802.2%	29.1%

Industrial Hardware Segment

Net sales in the Industrial Hardware segment were down 7% in the third quarter and 1% in the first nine months of 2016 compared to the prior year periods.  The decrease in sales in both the third quarter and first nine months of 2016 when compared to the prior year periods is primarily the result of the slowdown in the Class 8 truck market where many of our products are sold. Some of the decline in sales were partially offset by increased sales of our products to the many other markets we sell into including Medium Duty trucks, services utility vehicles, off highway sport utility vehicles, industrial and military markets.

New product sales increased 7% for both the third quarter and the first nine months in the 2016 periods when compared to the same periods in 2015. New products included composites for a new model in the Class 8 truck market that was launched in the second half of 2015; refrigerated boxes on truck cabs; smart boards; electronic rotary and drawer latches; brackets and door locking systems.

Cost of products sold for the Industrial Hardware segment decreased $0.9 million or 7% in the third quarter and $0.4 million or 1% in the first nine months of 2016 compared to the same periods in 2015.

The most significant factors resulting in changes to the cost of products sold in the third quarter of 2016 compared to the 2015 third quarter included:

▪	a decrease of $0.7 million or 9% in raw materials;
▪	a decrease of $0.3 million or 114% in pension costs;
▪	a decrease of $0.1 million or 3% in costs for payroll and payroll related charges;
▪	and an increase of $0.1 million or 73% in foreign exchange.

The most significant factors resulting in changes to the cost of products sold in the first nine months of 2016 compared to the same period in 2015 included:

▪	a decrease of $0.3 million or 38% in pension costs;
▪	a decrease of $0.1 million or 1% in costs for payroll and payroll related charges;
▪	a decrease of $0.2 million or 1% in raw materials;
▪	and an increase of $0.2 million or 80% in foreign exchange.

Gross margin as a percentage of sales for the Industrial Hardware segment remained virtually the same in the third quarter at 27% in 2016 and for the same prior year period, and remained the same for the first nine months at 25% in both 2016 and the prior year period.

Selling and administrative expenses in the Industrial Hardware segment increased $0.1 million or 2% in the third quarter of 2016 and decreased $0.8 million or 9% in the first nine months of 2016 as compared to the 2015 periods.

The most significant factor resulting in changes in selling and administrative expenses in the Industrial Hardware segment in the third quarter of 2016 compared to the 2015 third quarter included an increase of $0.1 million or 8% in costs for payroll and payroll related charges.

The most significant factors resulting in changes in selling and administrative expenses in the Industrial Hardware segment in the first nine months of 2016 compared to the 2015 first nine months included

▪	an increase of $0.2 million in costs for payroll and payroll related charges;
▪	and a decrease of $0.9 million in allocated proxy contest charges incurred in the first half of 2015.

Security Products Segment

Net sales in the Security Products segment decreased 2% in the third quarter and increased 1% in the first nine months of 2016 compared to the 2015 periods. The increase in sales in the first nine months of 2016 was both the result of an increase in sales of existing products including money boxes and card systems to the commercial laundry market, and lock products to the travel, OEM, vehicle, furniture and cash management markets, as well as the introduction of new products. Increased sales in the storage, events and routing operator markets were partially offset by decreased sales in the vehicular market.

Sales of new products included an economy pushbutton lock for job site security boxes; a carded cable luggage lock for the travel industry markets; and a tumbler plate lock for the waste and recycling industry.

Cost of products sold for the Security Products segment decreased $0.8 million or 8% in the third quarter and $0.9 million or 3% in the first nine months of 2016 compared to the same periods in 2015.

The most significant factors resulting in changes in cost of products sold in the third quarter of 2016 compared to the 2015 third quarter included:

▪	a decrease of $0.8 million or 13% in raw materials;
▪	a decrease of $0.4 million or 108% in pension costs;
▪	an increase of $0.1 million or 5% in costs for payroll and payroll related charges;
▪	an increase of $0.2 million or 99% in foreign exchange;
▪	and an increase of $0.1 million or 24% in shipping costs;

The most significant factors resulting in changes in cost of products sold in the first nine months of 2016 compared to the 2015 first nine months included:

▪	a decrease of $1.0 million or 5% in raw materials;
▪	a decrease of $0.6 million or 53% in pension costs;
▪	a decrease of $0.1 million or 2% in costs for payroll and payroll related charges;
▪	an increase of $0.2 million or 18% in engineering expense;
▪	an increase of $0.2 million or 92% in foreign exchange gains.
▪	an increase of $0.1 million or 9% in freight and shipping expenses;
▪	an increase of $0.1 million or 45% in fire and liability insurance;
▪	and an increase of $0.1 million or 100% in finishing expense;

Gross margin as a percentage of sales for the Security Products segment in the third quarter was 31% in 2016 as compared to 26% in the third quarter of 2015.  For the first nine months the gross margin as a percentage of sales increased to 27% in 2016 from 25% in the prior year period.

Selling and administrative expenses in the Security Products segment increased $0.1 million or 5% in the third quarter and decreased $0.7 million or 9% in the first nine months of 2016 as compared to the respective 2015 period.

The most significant factors resulting in changes in selling and administrative expenses in the Security Products segment in the third quarter of 2016 compared to the 2015 third quarter included:

▪	an increase of $0.1 million or 4% in costs for payroll and payroll related charges;
▪	and an increase of $0.1 million or 46% in other administrative expenses.

The most significant factors resulting in changes in selling and administrative expenses in the Security Products segment in the first nine months of 2016 compared to the 2015 first nine months included:

▪	a decrease of $0.8 million in allocated proxy contest charges incurred in the first half of 2015;
▪	a decrease of $0.1 million or 42% in insurance costs;
▪	and an increase of $0.2 million or 26% in other administrative expenses.

Metal Products Segment

Net sales in the Metal Products segment decreased 23% in the third quarter and 31% in the first nine months of 2016 as compared to the prior year periods. Sales of our mining products continue to be below 2015 levels by 26% and 32% for the corresponding third quarter and nine month periods. The U.S. mining industry is at its lowest levels in a decade and is still under significant pressures in 2016. The coal mining industry continues to be impacted by coal plant closures, lower natural gas prices, excess coal inventories and stricter EPA regulations. Sales of Industrial Castings were also down 6% and 36% for the third quarter and nine months of 2016 as compared to the same 2015periods due to the down turn in the Class 8 truck market where we supply EGR valve casting for truck engines.  We are working with several new customers in the contract casting market which we expect to favorably impact the remainder of the 2016 fiscal year.

Cost of products sold for the Metal Products segment decreased $0.9 million or 18% in the third quarter and $4.9 million or 27% in the first nine months of 2016 compared to the same periods in 2015.

The most significant factors resulting in changes in cost of products sold in the third quarter of 2016 compared to the 2015 third quarter included:

▪	a decrease of $1.1 million or 41% in costs for payroll and payroll related charges;
▪	a decrease of $0.5 million or 56% in supplies and tools expense;
▪	a decrease of $0.2 million or 114% in pension costs;
▪	a decrease of $0.2 million or 76% in maintenance and repair costs;
▪	and an increase of $1.0 million or 605% in the costs of materials, labor and overhead related to reduction in inventory.

The most significant factors resulting in changes in cost of products sold in the first nine months of 2016 compared to the 2015 first nine months included:

▪	a decrease of $2.7 million or 36% in costs for payroll and payroll related charges;
▪	a decrease of $1.3 million or 51% in costs for supplies and tools;
▪	a decrease of $0.6 million or 53% related to costs for maintenance and repairs;
▪	a decrease of $0.5 million or 35% in utility costs;
▪	a decrease of $0.3 million or 65% in pension costs;
▪	an increase of $0.2 million or 6% in raw materials;
▪	and an increase of $0.2 million or 100% for pattern costs.

Gross margin as a percentage of net sales for the Metal Products segment decreased to 11% from 16% in the third quarter of 2016 and decreased to 3% from 9% in the first nine months of 2016 as compared to the 2015 periods. The decrease in the third quarter and first nine months of 2016 is primarily due to the under absorption of overhead cost due to lower production capacity being consumed during the period as compared to the 2015 period.

Selling and administrative expenses in the Metal Products segment decreased less than $0.1 million or 13% in the third quarter and decreased $0.6 million or 30% in the first nine months of 2016 as compared to the respective 2015 period.

There were no significant factors resulting in any changes in selling and administrative for the Metal Products segment in the third quarter of 2016 as compared to the third quarter of 2015.

The most significant factors resulting in changes in selling and administrative expenses in the Metal Products segment in the first nine months of 2016 compared to the first nine months of 2015 included:

▪	a decrease of $0.5 million in allocated proxy contest charges incurred in the first half of 2015;
▪	and a decrease of $0.1 million or 71% in commissions and royalty charges.

Other Items

Interest expense decreased 36% in the third quarter and 33% in the first nine months of 2016 compared to the respective prior year period due to the decreased level of debt in 2015.

Other income was not material to the financial statements.

Income taxes reflected the change in operating results. The effective tax rates in the third quarter and first nine months of 2016 were 26% and 30%, respectively, compared to 26% and 28%, respectively in the respective 2015 periods. The lower than expected effective rates in 2016 and 2015 are the result of decreased earnings estimates from our US sources compared to earnings estimates from foreign sources that have lower overall tax rates. The lower rates for the 2015 periods were also the result of exchange rate differences on foreign tax credits realized on cash repatriated from foreign operations.

Liquidity and Sources of Capital

The Company generated $9.0 million of cash from its operations during the first nine months of 2016 compared to $3.6 million during the same period in 2015.  The increase in cash flows in the 2016 period compared to the prior year period was primarily the result of increased earnings during the period related to the non-recurring cash expended for the proxy contest in 2015, the impact from an inventory reduction initiative, as well as the associated timing differences in the collections of accounts receivable, and payments of liabilities.  Cash flow from operations coupled with cash on hand at the beginning of the year was sufficient to fund capital expenditures, debt service, and dividend payments.

Additions to property, plant and equipment were $1.8 million for the first nine months of 2016 and $2.0 million for the same period in 2015.  Total capital expenditures for 2016 are expected to be approximately $2.5 million.  As of October 1, 2016, there is approximately $250,000 of outstanding commitments for these capital expenditures.

The following table shows key financial ratios at the end of each period:

	Third Quarter 2016	Third Quarter 2015	Year End 2015
Current ratio	5.7	5.5	5.0
Average days’ sales in accounts receivable	53	50	47
Inventory turnover	3.1	3.1	3.0
Total debt to shareholders’ equity	2.6%	4.2%	4.0%

The following table shows important liquidity measures as of the balance sheet date for each period below (in millions):
	Third Quarter 2016	Third Quarter 2015	Year End 2015
Cash and cash equivalents
- Held in the United States	$ 9.7	$ 3.8	$ 6.9
- Held by a foreign subsidiary	11.9	9.8	10.9
	21.6	13.6	17.8
Working capital	64.1	59.7	60.1
Net cash provided by operating activities	9.0	3.6	9.1
Change in working capital impact on net cash used in operating activities	(0.1)	(4.7)	(2.0)
Net cash used in investing activities	(1.8)	(2.0)	(2.5)
Net cash used in financing activities	(3.1)	(3.2)	(3.9)

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

Total inventories declined approximately 7% to $34.1 million on October 1, 2016 compared to $36.8 million at year end 2015 and decreased approximately 6% from $36.5 million at the end of the third quarter of 2015.  Management made inventory control a priority in 2016, and has been able to reduce overall inventory in the first nine months of 2016.  Accounts receivable were $19.0 million compared to $17.5 million at year end 2015 and $19.8 million at the end of the third quarter of 2015.

Cash on hand, cash flow from operating activities and funds available under the revolving credit portion of the Company’s Loan Agreement are expected to be sufficient to cover future foreseeable working capital requirements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the 39-week period ending October 1, 2016, there have been no material changes in market risk from what was reported in the 2015 Annual Report on Form 10-K.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of the end of the quarter ended October 1, 2016, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 240.13a-15.  As defined in Exchange Act Rules 240.13a-15(e) and 240.15d-15(e), “the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based upon that evaluation, the CEO and CFO concluded that the Company’s current disclosure controls and procedures were effective as of the October 1, 2016 evaluation date.

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

Changes in Internal Controls:

During the 39-week period ending October 1, 2016, there have been no significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls.

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

ITEM 1A – RISK FACTORS

During the 39-week period ending October 1, 2016, there have been no material changes in risk factors from what was reported in the 2015 Annual Report on Form 10-K.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the prior three years there have been no sales of securities by the Company which were not registered under the Securities Act; and during the 39-week period ending October 1, 2016, there were no purchases of any equity securities of the Company registered under the Exchange Act by or on behalf of the Company or any “affiliated purchaser” as defined in 17CFR 240.10b-18(a)(3).

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

99(8)) Form 8-K filed on July 29, 2016 setting forth the press release reporting the Company’s earnings for the quarter ended July 2, 2016 is incorporated herein by reference.

99(9)) Form 8-K filed on November 3, 2016 setting forth the press release reporting the Company’s earnings for the quarter ended October 1, 2016 is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE EASTERN COMPANY
(Registrant)
DATE: November 4, 2016	/s/August M. Vlak
August M. Vlak President and Chief Executive Officer

DATE: November 4, 2016	/s/John L. Sullivan III
John L. Sullivan III Vice President and Chief Financial Officer

DATE: November 4, 2016	/s/Angelo M. Labbadia
Angelo M. Labbadia Chief Operating Officer