Form 10-K
period 2016-12-31
EASTERN CO
filed 2017-03-15
CIK 31107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the Fiscal Year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes [  ]  No [X]

As of July 2, 2016, the last day of registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $87,125,916 (based on the closing sales price of the registrant’s common stock on the last trading date prior to that date). Shares of the registrant’s common stock held by each officer and director and shares held in trust by the pension plans of the Company have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 13, 2017, 6,256,098 shares of the registrant’s common stock, no par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the annual proxy statement dated March 15, 2017 are incorporated by reference into Part III.

The Eastern Company
Form 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect the Company’s current expectations regarding its products, its markets and its future financial and operating performance. These statements, however, are subject to risks and uncertainties that may cause the Company’s actual results in future periods to differ materially from those expected. Such risks and uncertainties include, but are not limited to, unanticipated slowdowns in the Company’s major markets, changing customer preferences, lack of success of new products, loss of customers, competition, increased raw material prices, problems associated with foreign sourcing of parts and products, worldwide conditions and foreign currency fluctuations that may affect results of operations, and other factors discussed in item 1A of this Annual Report on Form 10-K and, from time to time, in the Company’s filings with the Securities and Exchange Commission. The Company is not obligated to update or revise the aforementioned statements for those new developments.

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

RECENT DEVELOPMENTS

On January 13, 2016, the Board of Directors of the Company approved amendments to the Certificate of Incorporation and the By-Laws of the Company which will eliminate the classification of the Board of Directors in a phased in manner and will provide for the election of directors by a majority of the votes cast at the Annual Meeting of Shareholders.  The declassification of the Board of Directors and the election of Directors by a majority of the votes cast became effective at the Annual Meeting of Shareholders held on April 27, 2016.

 (b)  Financial Information about Industry Segments

Financial information about industry segments is included in Note 11 to the Company’s financial statements, included at Item 8 of this Annual Report on Form 10-K.

(c)  Narrative Description of Business

The Company operates in three business segments: Industrial Hardware, Security Products and Metal Products.

Industrial Hardware

The Industrial Hardware segment consists of Eberhard Manufacturing, Eberhard Hardware Manufacturing Ltd., Canadian Commercial Vehicles Corporation, Composite Panel Technologies, Eastern Industrial Ltd. and Sesamee Mexicana, S.A. de C.V. The units design, manufacture and market a diverse product line of industrial and vehicular hardware throughout North America. The segment’s locks, latches, hinges, handles, lightweight composite structures and related hardware can be found on tractor-trailer trucks, moving vans, off-road construction and farming equipment, school buses, military vehicles and recreational boats. They are also used on pickup trucks, sport utility vehicles and fire and rescue vehicles. In addition, the segment manufactures a wide selection of fasteners and other closure devices used to secure access doors on various types of industrial equipment such as metal cabinets, machinery housings and electronic instruments. Eastern Industrial expands the range of offerings of this segment to include plastic injection molding.

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

Security Products

The Security Products segment, made up of Greenwald Industries, Argo EMS (formerly Argo Transdata), Illinois Lock Company/CCL Security Products, World Lock Company Ltd., Dongguan Reeworld Security Products Ltd. and World Security Industries Ltd., is a leading manufacturer of security products. This segment manufactures electronic and mechanical locking devices, both keyed and keyless, for the computer, electronics, vending and gaming industries. The segment also supplies its products to the luggage, furniture, laboratory equipment and commercial laundry industries. Greenwald manufactures and markets coin acceptors and other coin security products used primarily in the commercial laundry markets, as well as hardware and accessories for the appliance industry. In addition, the segment provides a new level of security for the commercial laundry industry through the use of “smart card” technology.  Argo EMS supplies printed circuit boards and other electronic assemblies to Original Equipment Manufacturers (“OEM”) in industries such as measurement systems, semiconductor equipment manufacturing, and industrial controls, medical and military markets.

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

General

Raw materials and outside services were readily available from domestic sources for all of the Company’s segments during 2016 and are expected to be readily available in 2017 and the foreseeable future.  The Company also obtains materials from Asian affiliated and nonaffiliated sources. The Company has not experienced any significant problems obtaining material from its Asian sources in 2016 and does not expect any such problems in 2017.  In 2014, the Company experienced price increases for many of the raw materials used in producing its products, including: scrap iron, zinc, brass and stainless steel.  In 2015 the Company experienced a price decline for many of these same materials.  The Company expects raw material prices to stabilize and then continue to increase as demand for raw materials increases as the world economy grows.  These raw material cost increases could negatively impact the Company’s gross margin if raw material prices increase too rapidly for the Company to recover those cost increases through either price increases to our customers or cost reductions in other areas of the businesses.

Patent and trademark protection for the various product lines within the Company is limited, but believed by the Company to be sufficient to protect the Company’s competitive positions. Foreign sales and license agreements are not significant.

None of the Company’s business segments are seasonal.

Customers for all business segments are broad-based geographically and by markets, and sales are generally not highly concentrated by customer.  One customer of the Metal Products segment, Jennmar Corporation, accounted for 10.5% of the Company’s consolidated sales in 2014.  No other customer exceeded 10% of total consolidated sales in 2016, 2015 or 2014.

The dollar amount of the backlog of orders received by the Company believed to be firm as of the fiscal year end December 31, 2016 is $26,993,000, as compared to $27,622,000 at January 2, 2016.  The primary reasons for the decrease from 2015 to 2016 were the timing of orders received from customers.

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

Research and development expenditures in 2016 were $1,526,000 and represented less than 1% of gross revenues.  In 2015 and 2014 they were $1,219,000 and $1,080,000, respectively.  The research costs are primarily attributable to the Greenwald Industries and Eberhard Manufacturing divisions. Greenwald performs ongoing research, in both the mechanical and electronic product lines, which is necessary in order to remain competitive and to continue to provide technologically advanced electronic systems. Eberhard develops new products for the various markets they serve based on changing customer requirements to remain competitive. Other research projects include the development of various latches, rotaries and various transportation and industrial hardware products.

The Company does not anticipate that compliance with federal, state or local environmental laws or regulations is likely to have a material effect on the Company’s capital expenditures, earnings or competitive position.

The average number of employees in 2016 was 862.

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

In addition to the other information contained in this Form 10-K and the exhibits hereto and the Company’s other filings with the SEC, the following risk factors should be considered carefully in evaluating the Company’s business. The Company’s business, financial condition or results of operation could be materially adversely affected by any of these risks or additional risks not presently known to the Company, or by risks the Company currently deems immaterial which may also adversely affect its business, financial condition, or results of operations, such as: changes in the economy, including changes in inflation, tax rates interest rates and currency exchange rates; risk associated with possible disruption in the Company’s operations due to terrorism and other manmade or natural disasters; future regulatory actions, legal issues or environmental matters; loss of, or changes in, executive management; and changes in accounting standards which are adverse to the Company.  Also, there can be no assurance that the Company has correctly identified and appropriately assessed all factors affecting its business or that information publicly available with respect to these matters is complete and correct.

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

During 2017, union contracts covering approximately 14% of the total workforce of the Company will expire.  The Company has been successful in negotiating new contracts over the years, but cannot guarantee that will continue. Failure to negotiate new union contracts could result in disruption of production, inability to deliver product or a number of unforeseen circumstances, any of which could have an unfavorable material impact on the Company’s results of operations or financial statements.

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

Although the Company is not dependent on any one customer, deterioration in several large customers at the same time could have an unfavorable material impact on the Company’s results of operations or financial statements.  No customers exceeded 10% of total accounts receivable for 2016, 2015 or 2014.

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

The Eastern Industrial Ltd., a wholly-owned subsidiary in Shanghai, China, leases brick and concrete buildings containing approximately 47,500 square feet, located in both industrial and commercial areas. A six year lease was signed in 2016, which expires on March 31, 2022 and is renewable.

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

The Argo EMS Division leases approximately 17,000 square feet located in an industrial park in Clinton, CT.  The building is a two-story steel framed structure and is situated on 2.9 acres of land.  The current lease expires March 31, 2019.

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

During the fourth quarter of 2010, the Company was contacted by the State of Illinois regarding potential ground contamination at our plant in Wheeling, Illinois.  The Company signed up with a voluntary remediation program in Illinois and has engaged an environmental clean-up company to perform testing and develop a remediation plan.  Since 2010, the environmental company has completed a number of tests and a final remediation system design is expected to be approved in Fiscal 2017.  In Fiscal 2016, the Company had expenses of $10,738 related to this issue. Final cost to remediate have not been determined at this time.

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

The Company’s common stock is traded on the NASDAQ (ticker symbol EML). The approximate number of record holders of the Company common stock on December 31, 2016 was 369.

The following table sets forth the high and low sales price of the Company’s common stock, and the per share annual dividend declared on the Company’s common stock, for each of the past two years.

	2016			2015
	Market Price				Market Price
Quarter	High	Low	Dividend	Quarter	High	Low	Dividend
First	$19.04	$15.01	$.11	First	$20.67	$16.75	$.11
Second	17.21	15.74	.11	Second	20.66	18.10	.11
Third	20.12	16.39	.11	Third	18.74	15.75	.12 #
Fourth	21.50	18.90	.11	Fourth	19.27	15.82	.11

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

The following table sets forth information regarding securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2016, consisting of the Company’s 2010 plan.

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

During fiscal years 2016, 2015 or 2014, there were no sales by the Company of securities of the registrant sold which were not registered under the Securities Act.

The Company does not have any share repurchase plans or programs.

Stock Performance Graph

The following graph sets forth the Company’s cumulative total shareholder return based upon an initial $100 investment made on December 31, 2011 (i.e., stock appreciation plus dividends during the past five fiscal years) compared to the Russell 2000 Index and the S&P Industrial Machinery Index.

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

	Dec. 11	Dec. 12	Dec. 13	Dec. 14	Dec. 15	Dec. 16
The Eastern Company	$100	$82	$84	$93	$105	$120
Russell 2000	$100	$116	$162	$169	$162	$196
S&P Industrial Machinery	$100	$127	$186	$195	$188	$238

Copyright© 2017 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2017 Russell Investment Group. All rights reserved.

ITEM 6                       SELECTED FINANCIAL DATA

		2016	2015	2014	2013	2012
	INCOME STATEMENT ITEMS (in thousands)
	Net sales	$ 137,608	$ 144,568	$ 140,825	$ 142,458	$ 157,509
	Cost of products sold	103,315	112,187	108,339	112,311	124,157
	Depreciation and amortization	3,814	3,921	3,486	3,825	3,440
	Interest expense	122	185	255	323	369
	Income before income taxes	11,223	8,021	11,529	10,114	13,225
	Income taxes	3,438	2,294	3,867	3,212	4,599
	Net income	7,785	5,727	7,661	6,902	8,626
	Dividends #	2,751	2,811	2,987	2,613	3,109

	BALANCE SHEET ITEMS (in thousands)
	Inventories	$ 34,030	$ 36,842	$ 34,402	$ 30,658	$ 29,385
	Working capital	64,831	60,105	57,845	57,379	56,920
	Property, plant and equipment, net	26,166	26,801	28,051	27,392	25,661
	Total assets	124,198	121,739	121,271	113,858	115,854
	Shareholders’ equity	82,468	79,405	74,975	81,505	71,582
	Capital expenditures	2,863	2,538	3,633	5,524	4,217
	Long-term obligations, less current portion	893	1,786	3,214	4,286	6,071

	PER SHARE DATA
	Net income per share
	Basic	$ 1.25	$ .92	$ 1.23	$ 1.11	$ 1.39
	Diluted	1.25	.92	1.23	1.11	1.38
	Dividends #	.44	.45	.48	.42	.50
	Shareholders’ equity (Basic)	13.19	12.71	12.04	13.10	11.51

Average shares outstanding:	Basic	6,251,535	6,245,057	6,225,068	6,220,928	6,216,931
	Diluted	6,251,535	6,245,057	6,237,914	6,237,758	6,233,375

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

Summary

Net sales for 2016 decreased 5% to $137.6 million from $144.6 million in 2015.  Net sales in the Industrial Hardware segment decreased approximately 1% in 2016.  Sales of existing product decreased 8% in 2016 as the result of a decrease in our lightweight composite panels material for the Class 8 truck market.  This decrease was offset by an 8% increase in the new product sales of lightweight composite panels for electronic smartboards.  Net sales in the Security Products segment increased approximately 1% in 2016, primarily as a result of volume in the smart card and flash cash products for the laundry industry and new product sales in the storage, locksmith and industrial distribution and electronic locking enclosures industries.  The Metal Products segment net sales decreased approximately 28% in 2016 compared to the prior year period, reflecting lower demand for existing products in the U.S. coal mining market and industrial castings.  Demand for coal weakened as lower energy prices for oil and natural gas as well as excess coal inventories reduce demand for our mining products.  The Company believes that this market is likely to rise slightly in 2017.  The Company reduced cost in 2016 as the result of lowering demand for our mining products.  The Metal Products segment is developing new products in the utility, rail and construction markets to offset the softening in mining products.  Net income for 2016 increased 39% to $7.8 million, or $1.25 per diluted share, from $5.7 million, or $0.92 per diluted share in 2015.  A strong U.S. dollar benefited margins along with cost reduction including the freezing of the salaried pension plan benefited earnings in 2016 versus 2015. In addition, 2015 included expenses associated with a proxy contest costing ($0.21) per diluted share.

Fourth Quarter 2016 Compared to Fourth Quarter 2015

The following table shows, for the fourth quarter of 2016 and 2015, selected line items from the consolidated statements of income as a percentage of net sales, by segment.

	2016 Fourth Quarter
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	67.3%	69.4%	76.0%	69.5%
Gross margin	32.7%	30.6%	24.0%	30.5%
Selling and administrative expense	20.2%	22.1%	9.8%	19.4%
Operating profit	12.5%	8.5%	14.2%	11.1%

	2015 Fourth Quarter
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	75.1%	71.5%	90.5%	76.5%
Gross margin	24.9%	28.5%	9.5%	23.5%
Selling and administrative expense	16.9%	20.0%	9.1%	16.7%
Operating profit	8.0%	8.5%	0.4%	6.8%

The following table shows the amount of change from the fourth quarter of 2015 to the fourth quarter of 2016 in sales, cost of products sold, gross margin, selling and administrative expenses and operating profit, by segment (dollars in thousands).

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$265	$397	$(931)	$(269)
Volume	-10.5%	-0.2%	-16.3%	-7.6%
Prices	-0.6%	-0.7%	0.0%	-0.5%
New Products	12.8%	3.9%	1.2%	7.3%
	1.8%	3.0%	-15.1%	-0.8%

Cost of products sold	$(988)	$6	$(1,605)	$(2,587)
	-8.7%	.1%	-28.7%	-9.8%

Gross margin	$1,253	$391	$674	$2,318
	33.3%	10.4%	115.0%	28.6%

Selling and administrative expenses	$541	$373	$(51)	$863
	21.1%	14.2%	-9.0%	15.0%

Operating profit	$712	$18	$725	$1,455
	59.3%	1.6%	3,117%	61.9%

Net sales in the fourth quarter of 2016 decreased less than 1% to $34.1 million from $34.4 million a year earlier.  Sales increased in the Industrial Hardware segment by 2% as compared to the fourth quarter sales on 2015.  Sales increased 13% for new product sales of lightweight composite panels for electronic smartboards, which was offset by decreases in sales of our lightweight composite panels material for the Class 8 truck market by 11%. Security Products segment sales in the fourth quarter increased by 3% compared to the fourth quarter of 2015.  Contributing to this increase was a 49% increase in sales from the fourth quarter of 2016 in our electronic circuit board assembly and lock products sold in both domestic and international markets.  The Metal Products segment sales declined 15% from sales in the fourth quarter of 2015 as a result mainly from a decline in industrial casting sales and, to a lesser extent, products sold to into the U.S. coal mining industry.  U.S. coal production is expected to rise slightly in 2017.  There has already been an increase in coal mining sales for the tail end of 2016 and into 2017.  The Company, however, continues to develop new customers in the industrial casting business and is close to producing several new products for the gas, water and energy industry.

Cost of products sold in the fourth quarter decreased $2.6 million or 10% from 2015 to 2016.  The most significant factors resulting in changes in cost of products sold in the fourth quarter of 2016 compared to 2015 fourth quarter included:

▪	a decrease of $1.4 million or 19% in costs for payroll and payroll related charges;
▪	a decrease of $0.7 million or 61% in supplies;
▪	a decrease of $0.2 million or 41% in maintenance and repair costs;
▪	a decrease of $0.2 million or 26% in shipping expenses;
▪	a decrease of $0.2 million or 100% in outside finishing costs;
▪	a decrease of $0.2 million or 26% in other shipping expenses;
▪	a decrease of $0.1 million or 9% in depreciation expense;
▪	a decrease of $0.1 million or 19% in utility expenses;
▪	and an increase of $0.5 million or 3% in raw material costs;

Gross margin as a percentage of net sales for the fourth quarter of 2016 was 31% compared to 24% in the fourth quarter of 2015.  The increase is primarily the result of the changes in cost of products sold enumerated above, the mix of products produced, and higher production capacity being consumed in our Metals Products segment.

Selling and administrative expenses for the fourth quarter of 2016 increased $0.9 million or 15% compared to the prior year quarter. The most significant factor resulting in changes in selling and administrative expenses in the fourth quarter of 2016 compared to 2015 fourth quarter was:

▪	an increase of $0.8 million or 20% in costs for payroll and payroll related charges;
▪	an increase of $0.2 million or 32% in other administrative charges;
▪	a decrease of $0.1 million or 451% in bad debt charges;
▪	and a decrease of $0.1 million or 2% in advertising, commissions and royalties.

Net income for the fourth quarter of 2016 increased 53% to $2.6 million (or $.42 per diluted share) from $1.7 million (or $.28 per diluted share) a year earlier.

Authoritative Accounting Guidance

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements and Property, Plant and Equipment. ASU No. 2014-08 provides authoritative guidance which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements.  To qualify as a discontinued operation the standard requires a disposal to represent a strategic shift that has, or will have, a major effect on an entity's operations and financial results.  The standard also expands the disclosures for discontinued operations and requires new disclosures related to individually material dispositions that do not qualify as discontinued operations.  The guidance is effective for fiscal years beginning after December 15, 2014, with early adoption permitted.  The Company adopted this guidance with its fiscal year effective January 4, 2015 and did not impact the consolidated financial statements of the Company.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU No. 2014-09 provides authoritative guidance which impacts virtually all aspects of an entity's revenue recognition.  The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The standard is effective for annual reporting periods beginning after December 15, 2016.

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date. ASU No. 2015-14 defers the adoption date of ASU 2014-09, Revenue from Contracts with Customers in which both the FASB and IASB in a joint project will clarify the principles for recognizing revenue and to develop a common revenue standard. The guidance is to be applied using a retrospective approach at the beginning of the earliest comparative period in the financial statements and is effective for years beginning after December 15, 2017. Early adoption is permitted. The Company is still in the process of determining the effect that the adoption of ASU 2015-14 will have on the accompanying financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory: Simplifying the Measurement of Inventory. ASU No. 2015-11 provides authoritative guidance which requires a company to change its valuation method of inventory from the lower of cost or market (market being replacement cost, net realizable value or net realizable value less an approximate profit margin) to the lower of cost or net realizable value.  The amendment is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  The amendment should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.  The adoption of this amendment is not expected to have a material impact on the consolidated financial statements of the Company.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations. ASU 2015-16 provides authoritative guidance which will simplify the accounting for adjustments made to provisional amounts recognized in a business combination.  U.S. GAAP currently requires that during the measurement period, the acquirer retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill.  The amendments require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  The amendments were effective for Fiscal 2017, including interim periods.  The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not yet been issued.  The adoption of this amendment did not have a material impact on the consolidated financial statements of the Company.

In November 2015, the FASB issued accounting standards update 2015-07 which simplifies the balance sheet classification of deferred taxes. This standard requires that all deferred tax assets and liabilities be classified as non-current in the classified balance sheet, rather than separating such deferred taxes into current and non-current amounts, as is required under current guidance. The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period with early application permitted. The Company has not early adopted ASU 2015-17. This guidance will be effective for the Company in the first quarter of 2017

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires lessees to present right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. The guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and is effective for years beginning after December 15, 2019. Early adoption is permitted. The Company is still in the process of determining the effect that the adoption of ASU 2016-02 will have on the accompanying financial statements.

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

In March 2016, the Financial Accounting Standards Board ("FASB") issued accounting standards update 2016-09 which simplifies employee share-based payment accounting. This standard will simplify the income tax consequences, accounting for forfeitures and classification on the statement of cash flows. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The Company did not early adopt ASU 2016-09. This guidance will be effective for the Company in the first quarter of 2017.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations – Clarifying the Definition of a business. ASU 201-01 provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or dispositions of assets or businesses. The amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The amendment should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.  The Company is still in the process of determining the effect that the adoption of ASU 2017-01 will have on the accompanying financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other: Simplifying the test for Goodwill Impairment. ASU 201-04 provides guidance to simplify the subsequent measure of goodwill by eliminating Step 2 from the goodwill impairment test. The amendment is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The amendment should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period after January 1, 2017.  The Company is still in the process of determining the effect that the adoption of ASU 2017-04 will have on the accompanying financial statements.

In February 2017, the FASB issued ASU No. 2017-06, Plan Accounting: Defined Benefit Pension Plans (Topic 960); Defined Contribution Pension Plans (Topic 962); Health and Welfare Benefit Plans (Topic 965): Employee Benefit Plan Master Trust Reporting. ASU 201-06 provides guidance for reporting by an employee benefit plan for its interest in a master trust. The amendment is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The amendment should be applied retrospectively with earlier application permitted as of the beginning of an interim or annual reporting period after December 15, 2018.  The Company is still in the process of determining the effect that the adoption of ASU 2017-06 will have on the accompanying financial statements.

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

Goodwill and Other Intangible Assets

Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited. Goodwill and other intangible assets with indefinite useful lives are not amortized. The Company performed its most recent qualitative assessment as of the end of fiscal 2016 and determined it is more likely than not that no impairment of goodwill existed at the end of 2016.  The Company will perform annual qualitative assessments in subsequent years as of the end of each fiscal year.  Additionally, the Company will perform interim analysis whenever conditions warrant.

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

The discount rate used is based on a single equivalent discount rate derived with the assistance of our actuaries by matching expected future benefit payments in each year to the corresponding spot rates from the Citigroup Pension Liability Yield Curve, comprised of high quality (rated AA or better) corporate bonds.  Effective January 1, 2017, the Company elected to refine its approach for calculating its Service and Interest Costs in future years by applying the specific spot rates along the selected yield curve to the relevant projected cash flows.  The Company believes this method more precisely measures its obligations.

The expected long-term rate of return on assets is also developed with input from the Company’s actuarial firms. We consider the Company’s historical experience with pension fund asset performance, the current and expected allocation of our plan assets, and expected long-term rates of return. The long-term rate-of-return assumption used for determining net periodic pension expense for 2016 and 2015 was 8.0%. The Company reviews the long-term rate of return each year.  Effective January 1, 2017, the Company lowered the long-term rate-of-return assumption to 7.5% to better reflect the expected returns of its current investment portfolio.

Future actual pension income and expense will depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in the Company’s pension plans.

The Company expects to make cash contributions of approximately $700,000 and $103,000 to its pension plans and other postretirement plan, respectively, in 2017.

In connection with its pension and other postretirement benefits, the Company reported a ($1.1) million, $3.5 million, and ($10.4) million gain/(loss) (net of tax) on its Consolidated Statement of Comprehensive Income in Fiscal 2016, 2015 and 2014, respectively.  While the main factor driving these gain/(loss) is the discount rate changes during the applicable period, the Company froze the benefits of its salaried pension plan effective May 31, 2016 resulting an approximate $2.5 million gain for this significant event.  In Fiscal 2014 the loss was also impacted to a lesser degree by the Company’s adoption of new mortality tables for all of its plans and a change of actuarial firms for one of its plans.

Assumptions used to determine net periodic pension benefit cost for the fiscal years indicated were as follows:

	2016	2015	2014
Discount rate	4.24% - 4.28%	3.90%	4.80%
Expected return on plan assets	8.0%	8.0%	8.0%
Rate of compensation increase	3.25%	3.25%	3.25%

Assumptions used to determine net periodic other postretirement benefit cost are the same as those assumptions used for the pension benefit cost, except that the rate of compensation is not applicable for other postretirement benefit cost.

The changes in assumptions had the following effect on the net periodic pension and other postretirement costs recorded in Other Comprehensive Income as follows:

		Year ended
	December 31	January 2	January 3
	2016	2016	2015
Discount rate	$(2,394,216)	$4,208,918	$(11,046,554)
Mortality table	--	--	(2,883,430)
Additional recognition due to significant event	2,534,589	--	--
Asset gain or loss	(4,358,254)	(577,892)	(257,073)
Amortization of:
Unrecognized gain or loss	1,610,942	1,947,102	944,130
Unrecognized prior service cost	176,678	194,696	194,697
Other	776,658	(415,479)	(3,105,095)
Comprehensive income, before tax	(1,653,603)	5,357,345	(16,153,325)
Income tax	(543,297)	1,899,285	(5,767,236)
Comprehensive income, net of tax	$(1,110,306)	$3,458,060	$(10,386,089)

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

The Company has been investing a portion of the assets in long-term bonds in an effort to better match the impact of changes in interest rates on its assets and liabilities, and thus reduce some of the volatility in Other Comprehensive Income.  Please refer to Note 10 – Retirement Benefit Plans in Item 8 of the Form 10-K for additional disclosures concerning the Company’s pension and other postretirement benefit plans.

RESULTS OF OPERATIONS

Fiscal 2016 Compared to Fiscal 2015

The following table shows, for 2016 and 2015, selected line items from the consolidated statements of income as a percentage of net sales, by segment.

	Industrial	Security	Metal
	Hardware	Products	Products	Total
	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	72.8%	72.0%	91.4%	75.1%
Gross margin	27.2%	28.0%	8.6%	24.9%
Selling and administrative expense	17.9%	18.1%	9.8%	16.8%
Operating profit	9.3%	9.9%	-1.2%	8.1%

	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	74.8%	74.4%	90.8%	77.6%
Gross margin	25.2%	25.6%	9.2%	22.4%
Selling and administrative expense	18.2%	18.9%	9.5%	16.8%
Operating profit	7.0%	6.7%	-0.3%	5.6%

The following table shows the amount of change from 2015 to 2016 in sales, cost of products sold, gross margin, selling and administrative expenses, and operating profit, by segment (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$(280)	$657	$(7,336)	$(6,959)
Volume	-8.1%	0.4%	-28.5%	-8.5%
Prices	-0.6%	-0.4%	0.0%	-0.4%
New Products	8.2%	1.1%	0.9%	4.1%
	-0.5%	1.2%	-27.5%	-4.8%

Cost of products sold	$(1,422)	$(899)	$(6,550)	$(8,871)
	-3.1%	-2.1%	-27.1%	-7.9%

Gross margin	$1,142	$1,556	$(786)	$1,912
Selling and administrative expenses	$(228)	$(323)	$(645)	$(1,196)
	2.0%	-3.0%	-25.4%	-4.9%

Operating profit	$1,370	$1,879	$(141)	$3,108
	31.7%	49.5%	-166.3%	38.7%

Industrial Hardware Segment

Net sales in the Industrial Hardware segment decreased less than 1% in 2016 from the 2015 level.  Sales of existing product decreased 8% in 2016 as the result of a decrease in our lightweight composite material for the Class 8 truck market.  This decrease was offset by an 8% increase in the new product sales of lightweight composite panels for electronic smartboards.

Cost of products sold for the Industrial Hardware segment decreased $1.4 million or 3% from 2015 to 2016.  The most significant factors resulting in changes in cost of products sold in 2016 compared to 2015 included:

▪	a decrease of $0.9 million or 4% in raw materials;
▪	a decrease of $0.6 million or 4% in costs for payroll and payroll related charges;
▪	a decrease of $0.1 million or 9% for supplies and tools;
▪	a decrease of $0.1 million or 8% in depreciation charges;
▪	a decrease of $0.2 million or 94% in miscellaneous income;
▪	and an increase of $0.2 million or 46% in foreign exchange costs.

Gross margin for 2016 of 27% increased as compared to 25% in the 2015 period for the Industrial Hardware segment.  The increase reflects the mix of products produced, the changes in cost of products sold discussed above, and lower utilization of our production facilities in both Kelowna, British Columbia, Canada and North Carolina.

Selling and administrative expenses in the Industrial Hardware segment decreased $0.2 million or 2% from 2015 to 2016.  The most significant factors resulting in changes in selling and administrative expenses in the Industrial Hardware segment in 2016 compared to 2015 included:

▪	a decrease of $0.3 million or 4% in payroll and payroll related charges;
▪	and increase of $0.1 million or 12% in administrative charges.

Security Products Segment

Net sales in the Security Products segment increased 1% in 2016 from the 2015 level. The increase in sales in 2016 in the Security Products segment compared to the prior year period was a combination of primarily volume sales and new product sales in the laundry industry (partially offset by a decrease in the vehicle lock industry). Sales volume increased in the smart card and flash cash products sold in the international laundry market. New products included high security equipment for add value card systems in the laundry industry and also, new product sales in the storage, locksmith and industrial distribution and electronic locking enclosures industries.  New product sales included a zinc branded puck lock, a spring return lock, a push button lock and a mini cam lock.

Cost of products sold for the Security Products segment decreased $0.9 million or 2% from 2015 to 2016.  The most significant factors resulting in changes in cost of products sold in 2016 compared to 2015 included:

▪	a decrease of $0.4 million or 2% in raw materials;
▪	a decrease of $0.9 million or 11% in payroll and payroll related charges;
▪	an increase of $0.2 million or 57% in foreign exchange gains;
▪	an increase of $0.1 million or 12% in engineering costs;
▪	an increase of $0.1 million or 8% in supplies and tools;
▪	and an increase of $0.1 million or 30% in insurance costs.

Gross margin as a percentage of sales in the Security Products segment increased from 26% in 2015 to 28% in 2016.  The increase reflects the mix of products produced and the changes in cost of products sold discussed above.

Selling and administrative expenses in the Security Products segment decreased $0.3 million or 3% from 2015 to 2016.  The most significant factors resulting in changes in selling and administrative expenses in the Security Products segment in 2016 compared to 2015 included:

▪	a decrease of $0.3 million or 4% in payroll and payroll related charges;
▪	a decrease of $0.1 million or 278% in bad debt charges;
▪	a decrease of $0.1 million or 21% in commissions and royalty expenses;
▪	and an increase of $0.3 million or 27% in other administration expenses.

Metal Products Segment

Net sales in the Metal Products segment decreased 28% in 2016 from the 2015 level.  Sales of mine products decreased 26% and industrial casting products decreased 41% in 2016 compared to 2015.  The decrease in sales of mining products was driven by lower demand for existing products compared to the prior year period primarily in the U.S. mining market where lower oil and natural gas prices coupled with excessive coal inventories have reduced demand for our products.  U.S. coal production is expected to rise in 2017.  New products increased sales by 1%, consisting of tie plates for the rail industry and pipe fittings for the water, oil and gas industries.  The Company is actively developing new customers in the industrial casting business and is close to producing several new products gas, water and energy industry.

Cost of products sold for the Metal Products segment decreased $6.6 million or 27% from 2015 to 2016.  The most significant factors resulting in changes in cost of products sold in 2016 compared to 2015 included:

▪	a decrease of $3.8 million or 39% in costs for payroll and payroll related charges;
▪	a decrease of $2.1 million or 61% for supplies and tools;
▪	a decrease of $0.9 million or 53% in costs for maintenance and repair;
▪	a decrease of $0.6 million or 34% for utility costs;

▪	an increase of $0.8 million or 18% in raw materials;

▪	and an increase of $0.2 million or 299% in tools and jigs costs.

Gross margin as a percentage of sales in the Metal Products segment was approximately the same at 9% in both 2015 and 2016.

Selling and administrative expenses in the Metal Products segment decreased $0.6 million or 25% from 2015 to 2016.  The most significant factor resulting in changes in selling and administrative expenses in the Metal Products segment in 2016 compared to 2015 was:

▪	a decrease of $0.5 million or 29% in payroll and payroll related charges;
▪	and a decrease of $0.1 million or 72% in commissions and royalty charges.

Other Items

The following table shows the amount of change from 2015 to 2016 in other items (dollars in thousands):

	Amount	%
Interest expense	$(64)	-35%

Other income	$30	17%

Income taxes	$1,114	50%

Interest expense decreased from 2015 to 2016 due to the decreased level of debt in 2016.

Other income which is not material to the financial statements increased from 2015 to 2016 due to the Company recognizing $144,231 in income as a result of Argo EMS not meeting the sales goals for the 2nd year earn-out period.

Income taxes – the effective tax rate for 2016 was 31% compared to the 2015 rate which was 29%.  The effective tax rate for 2016 was higher than the prior year period due to the ratio of earnings in the United States to that of foreign entities with lower tax rates.

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

Industrial Hardware Segment

Net sales in the Industrial Hardware segment increased 5% in 2015 from the 2014 level.  Sales of existing product decreased 7% in 2015 as the result of an 8% decrease in the Western Star 4900 Starlight sleeper cab made from our lightweight composite material.  This decrease was partially offset by increases in existing products sold into the class 5 & 6 light service body vehicle market, military after market, distribution, trailer and truck equipment markets. New products increased sales by 11%, consisting of a new model sleeper cab for the Western Star 5700EX arrow dynamic class 8 truck made of our light weight composite materials which contributed 8%.  The balance of the increase was from sales of various truck hardware consisting of T-Handles, rear door locks, draw latch, compression latch, paddle latch, handle latch and refrigerator van panels.   All new products were developed internally.

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

Security Products Segment

Net sales in the Security Products segment increased 15% in 2015 from the 2014 level. The increase in sales in 2015 in the Security Products segment compared to the prior year period was primarily the result of sales of new products from the Argo EMS acquisition in mid-December of 2014 which in 2015 contributed 10% in new product sales of printed circuit boards for the industrial controls, medical and military markets.  New product sales also included a detach latch, a short length cam lock, new computer lock, a carded cable luggage lock, a brass rekeyable padlock and an electronic lock for medical enclosures.  Sales of existing products contributed 3% in increased sales from the 2014 level, the majority consisting of our electronic payment solution products offered in both domestic and international markets.

Cost of products sold for the Security Products segment increased $5.1 million or 14% from 2014 to 2015.  The major factor increasing costs in 2015 from 2014 was the result of the full year of costs generated by Argo EMS which was acquired in December 2014.  The most significant factors resulting in changes in cost of products sold in 2015 compared to 2014 included:

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

Gross margin as a percentage of sales in the Security Products segment increased from 25% in 2014 to 26% in 2015.  The increase reflects the mix of products produced and the changes in cost of products sold discussed above, as well as the higher margin products being sold associated with the acquisition of Argo EMS in December of 2014.

Selling and administrative expenses in the Security Products segment increased $2.3 million or 28% from 2014 to 2015.  The major factor increasing costs in 2015 from 2014 was the result of the full year of costs generated by Argo EMS which was acquired in December 2014.  The most significant factors resulting in changes in selling and administrative expenses in the Security Products segment in 2015 compared to 2014 included:

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

Other income which is not material to the financial statements increased from 2014 to 2015 due to the Company recognizing $138,683 in income as a result of Argo EMS not meeting the sales goals for the 1st year earn-out period.

Income taxes – the effective tax rate for 2015 was 29% compared to the 2014 rate which was 34%.  The effective tax rate for 2015 was lower than the prior year period due to the ratio of earnings in the United States to that of foreign entities with lower tax rates.

Liquidity and Sources of Capital

The Company’s financial position strengthened in 2016.  The primary source of the Company’s cash is earnings from operating activities adjusted for cash generated from or used for net working capital.  The most significant recurring non-cash items included in net income are depreciation and amortization expense.  Changes in working capital fluctuate with the changes in operating activities.  As sales increase, there generally is an increased need for working capital.  Since increases in working capital reduce the Company’s cash, management attempts to keep the Company’s investment in net working capital at a reasonable level by closely monitoring inventory levels and matching production to expected market demand, keeping tight control over the collection of receivables, and optimizing payment terms on its trade and other payables.

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

The following table shows key financial ratios at the end of each year:

	2016	2015	2014
Current ratio	6.0	5.0	5.3
Average days’ sales in accounts receivable	49	47	49
Inventory turnover	3.0	3.0	3.1
Ratio of working capital to sales	47.1%	41.6%	41.1%
Total debt to shareholders’ equity	2.2%	4.0%	5.7%

The following table shows important liquidity measures as of the fiscal year-end balance sheet date for each of the preceding three years (in millions):

	2016	2015	2014
Cash and cash equivalents
- Held in the United States	$11.2	$6.9	$5.6
- Held by foreign subsidiary	11.5	10.9	10.2
	22.7	17.8	15.8
Working capital	64.8	60.1	57.8
Net cash provided by operating activities	12.4	9.1	9.3
Change in working capital impact on net cash (used)/provided by operating activities	(0.5)	(2.0)	(1.8)
Net cash used in investing activities	(2.9)	(2.5)	(8.6)
Net cash (used in)/provided by financing activities	(4.2)	(3.9)	(4.5)

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

Net cash provided by operating activities was $12.4 million compared to $9.1 million in 2015 and $9.3 million in 2014.    In 2016, the Company was not required, and did not contribute anything into its salaried retirement plan, as compared to the $2 million contribution made in 2015.  Also in 2015 and 2016 the Company improved the benefits of its 401(k) Plan with the result being increased contributions of approximately $380,000 in 2016 over 2015 contributions.  See Note 10 – Retirement Benefit Plans for details of the Plan changes.  Finally, in 2015 the Company paid approximately $1.4 million, net of tax, associated with the proxy contest in the first half of 2015 which did not reoccur in 2016.  While not a significant change from 2014, inventory increased $3.1 million in 2015, mainly the result of a $1.2 million increase at our Metal Products segment as a result of a slowdown in business in the mining industry and a $0.6 change in LIFO reserves as a result of declining metal prices in all of our segments.

The Company, across all of its business segments, has increased its emphasis on sales and customer service by fulfilling the rapid delivery requirements of our customers.  As a result, investments in additional inventories are made on a selective basis.

In Fiscal 2016 inventory declined $2.5 million mainly due to inventory reduction in the Metal Product segment in response to the slowdown in the mining industry in 2015 and 2016.  This change was offset by an increase in accounts receivable of $1.1 million due to increased sales late in the fiscal year and a reduction of accounts payable related to the previously mentioned inventory reduction.  In Fiscal 2015 the impact on cash from the net change in working capital was a decline of approximately $2.0 million, due mainly to increased inventory and accounts receivable offset by declines in accounts payable, prepaid expenses and recoverable taxes.  In Fiscal 2014 the impact on cash from the net change in working capital was a decline of approximately $1.8 million, due mainly to the increased inventory levels at the end of the year

The Company used $2.9 million, $2.5 million and $8.6 million for investing activities in 2016, 2015 and 2014 respectively.  Included in the 2014 figure is approximately $5.0 million used for the acquisition of the assets of Argo Transdata Corporation.  This transaction is more fully discussed in Note 3 of the 2016 Audited Financial Statements located in Item 8 of this Form 10-K.  Virtually the entire amount of cash used in investing activities in Fiscal 2016 and 2015 and the balance of $3.6 million in 2014 was used for the purchase of fixed assets.  Capital expenditures in Fiscal 2017 are expected to be in the range of $3 million.

In Fiscal 2016, the Company used approximately $4.2 million in cash for financing activities.  Approximately $1.4 million was used for debt repayments, and another $2.8 million was paid in dividends.

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

The Company leases certain equipment and buildings under cancelable and non-cancelable operating leases expiring at various dates up to five years. Rent expense amounted to approximately $1.3 million in 2016; $1.3 million in 2015; and $1.2 million in 2014.

On January 29, 2010, the Company signed a secured Loan Agreement (the “Loan Agreement”) with People’s United Bank (“People’s”) which included a $5,000,000 term portion and a $10,000,000 revolving credit portion.  The term portion of the loan requires quarterly principal payments of $178,571 for a period of seven (7) years, maturing on January 31, 2017.  The revolving credit portion had a quarterly commitment fee of one quarter of one percent (0.25%), and a maturity date of January 31, 2012.  The Loan Agreement is secured by all of the assets of the Company.

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

Interest on the original term portion of the Loan Agreement is fixed at 4.98%.  Interest on the 2012 Term Loan is fixed at 3.90%.  For the period from January 25, 2012 to January 23, 2014, interest on the revolving credit portion of the Loan Agreement varied based on the LIBOR rate or People’s Prime rate plus 2.25%, with a floor of 3.25% with a maturity date of January 31, 2014.  On January 23, 2014, the Company amended the Loan Agreement with People’s.  The amendment renewed and extended the maturity date of the revolving credit portion of the Loan Agreement to July 1, 2016 and changed the interest rate to LIBOR plus 2.25%, and eliminated the 3.25% floor previously in place.  The interest rate at December 31, 2016 on the revolving credit portion of the Loan Agreement was 3.02%.  The quarterly commitment fee of one quarter of one percent (0.25%) remained unchanged.  On June 9, 2016, the Company signed a third amendment to its secured Loan Agreement which extended the maturity date of the $10,000,000 revolver portion of the Loan Agreement to July 1, 2018.  The Company did not utilize the revolving credit portion of the Loan Agreement at any time during 2015 or 2016.

The Company’s loan covenants under the Loan Agreement require the Company to maintain a fixed charge coverage ratio of at least 1.1 to 1, a leverage ratio of no more than 1.75 to 1, and minimum tangible net worth of $43 million increasing each year by
50% of consolidated net income.  This amount was approximately $52.8 million as of December 28, 2013.  As part of an amendment to the Loan Agreement signed on January 23, 2014, the leverage ratio was eliminated, and the minimum tangible net worth covenant was modified to a fixed minimum amount of $55 million, effective with the end of the Company’s first quarter of 2014.  In addition, the Company has restrictions on, among other things, new capital leases, purchases or redemptions of its capital stock, mergers and divestitures, and new borrowing.  The Company was in compliance with all covenants in 2015 and 2016.

The quarterly payment dates as listed in the Loan Agreement are the first business day of the calendar quarter.  As a result, there were five scheduled payments in Fiscal 2014 and only three in Fiscal 2015.  In Fiscal 2016 there were four scheduled payments.

Tabular Disclosure of Contractual Obligations

The Company’s known contractual obligations as of December 31, 2016, are shown below (in thousands):

		Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$1,786	$893	$893	$--	$--
Estimated interest on long-term debt	70	49	21	--	--
Operating lease obligations	3,986	1,218	1,886	800	82
Estimated contributions to pension plans	26,632	877	6,096	7,466	12,193
Estimated other postretirement benefits other than pensions	1,052	103	213	224	512
Total	$33,526	$3,140	$9,109	$8,490	$12,787

The amounts shown in the above table for estimated contributions to pension plans and estimated postretirement benefits other than pensions are based on the assumptions in Note 10 to the consolidated financial statements, as well as the assumption that participant counts will remain stable.

The Company does not have any non-cancellable open purchase obligations.

The Company believes it has sufficient cash on hand and credit resources available to it to sustain itself though the next fiscal year.

ITEM 7A                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s foreign manufacturing facilities account for approximately 14% of total sales and 14% of total assets.  Its U.S. operations buy from and sell to these foreign affiliates, and also make limited sales (approximately 15% of total sales) to nonaffiliated foreign customers.  This trade activity could be affected by fluctuations in foreign currency exchange or by weak economic conditions.  The Company’s currency exposure is concentrated in the Canadian dollar, Mexican peso, New Taiwan dollar, Chinese RMB and Hong Kong dollar.  Because of the Company’s limited exposure to any single foreign market, any exchange gains or losses have not been material and are not expected to be material in the future.  Had the exchange rate as of December 31, 2016 for all of the listed currencies changed by 1%, the total change in reported earnings would have been approximately $37,000.  As a result, the Company does not attempt to mitigate its foreign currency exposure through the acquisition of any speculative or leveraged financial instruments.  In 2016, a 10% increase/decrease in exchange rates would have resulted in a translation increase/decrease to sales of approximately $1.8 million, and to equity of approximately $680,000.

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

ITEM 8                                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Eastern Company

Consolidated Balance Sheets

	December 31	January 2
	2016	2016
ASSETS
Current Assets
Cash and cash equivalents	$22,725,376	$17,814,986
Accounts receivable, less allowances of $430,000 in 2016 and $450,000 in 2015	18,135,792	17,502,445

Inventories:
Raw materials and component parts	8,829,236	10,913,827
Work in process	7,118,149	7,681,576
Finished goods	18,082,901	18,247,010
	34,030,286	36,842,413

Prepaid expenses and other assets	1,858,471	2,122,215

Deferred income taxes	947,001	986,167
Total Current Assets	77,696,926	75,268,226

Property, Plant and Equipment
Land	1,159,901	1,159,732
Buildings	16,303,521	16,072,536
Machinery and equipment	47,447,649	46,205,973
Accumulated depreciation	(38,745,557)	(36,636,775)
	26,165,514	26,801,466

Other Assets
Goodwill	14,819,835	14,790,793
Trademarks	166,312	164,957
Patents, technology and other intangibles net of accumulated amortization	1,764,449	2,113,576
Deferred income taxes	3,585,360	2,599,541
	20,335,956	19,668,867
TOTAL ASSETS	$124,198,396	$121,738,559

Consolidated Balance Sheets

	December 31	January 2
	2016	2016
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$7,048,174	$9,109,394
Accrued compensation	3,112,404	2,873,871
Other accrued expenses	1,812,647	1,751,052
Current portion of long-term debt	892,857	1,428,571
Total Current Liabilities	12,866,082	15,162,888

Other long-term liabilities	288,805	286,920
Long-term debt, less current portion	892,857	1,785,714
Accrued other postretirement benefits	1,051,700	793,055
Accrued pension cost	26,631,438	24,304,926

Commitments and contingencies (See Note 4)

Shareholders’ Equity
Voting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Nonvoting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Common Stock, no par value:
Authorized: 50,000,000 shares
Issued: 8,950,827 shares in 2016 and 8,942,461 shares in 2015
Outstanding: 6,256,098 shares in 2016 and 6,247,732 shares in 2015	29,146,622	28,997,050
Treasury Stock: 2,694,729 shares in 2016 and 2015	(19,105,723)	(19,105,723)
Retained earnings	95,631,216	90,597,041

Accumulated other comprehensive income (loss):
Foreign currency translation	(2,165,081)	(1,154,098)
Unrecognized net pension and other postretirement benefit costs, net of taxes	(21,039,520)	(19,929,214)
Accumulated other comprehensive loss	(23,204,601)	(21,083,312)
Total Shareholders’ Equity	82,467,514	79,405,056
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$124,198,396	$121,738,559

See accompanying notes.

Consolidated Statements of Income

		Year ended
	December 31	January 2	January 3
	2016	2016	2015
Net sales	$137,608,258	$144,567,951	$140,825,360
Cost of products sold	(103,315,387)	(112,186,725)	(108,338,956)
Gross margin	34,292,871	32,381,226	32,486,404

Selling and administrative expenses	(23,156,999)	(24,353,498)	(20,767,756)
Operating profit	11,135,872	8,027,728	11,718,648

Interest expense	(121,500)	(185,475)	(254,576)
Other income	209,043	178,722	64,691
Income before income taxes	11,223,415	8,020,975	11,528,763

Income taxes	3,438,092	2,293,932	3,867,287
Net income	$7,785,323	$5,727,043	$7,661,476
Earnings per Share:
Basic	$1.25	$.92	$1.23

Diluted	$1.25	$.92	$1.23

See accompanying notes.

Consolidated Statements of Comprehensive Income

		Year ended
	December 31	January 2	January 3
	2016	2016	2015
Net income	$7,785,323	$5,727,043	$7,661,476
Other comprehensive income/(loss) -
Change in foreign currency translation	(1,010,983)	(2,009,277)	(1,128,327)
Change in pension and other postretirement benefit costs, net of income taxes (expense)/benefit of ($543,297) in 2016, $1,899,285 in 2015 and $5,767,236 in 2014	(1,110,306)	3,458,060	(10,386,089)
Total other comprehensive income/(loss)	(931,548)	1,448,783	(11,514,416)
Comprehensive income/(loss)	$5,664,034	$7,175,826	$(3,852,940)

See accompanying notes.

Consolidated Statements of Shareholders’ Equity

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity
Balances at December 28, 2013	8,916,897	$28,621,582	(2,694,729)	$(19,105,723)	$83,006,671	$(11,017,679)	$81,504,851
Net income					7,661,476		7,661,476
Cash dividends declared, $.48 per share					(2,987,480)		(2,987,480)
Currency translation adjustment						(1,128,327)	(1,128,327)
Change in pension and other postretirement benefit costs, net of tax						(10,386,089)	(10,386,089)
Issuance of Common Stock upon the exercise of stock options	20,000	271,600					271,600
Tax benefit from
disqualifying
dispositions of
incentive stock options		8,882					8,882
Issuance of Common Stock for directors’ fees	1,845	29,994					29,994
Balances at January 3, 2015	8,938,742	28,932,058	(2,694,729)	(19,105,723)	87,680,667	(22,532,095)	74,974,907
Net income					5,727,043		5,727,043
Cash dividends declared, $.45 per share					(2,810,669)		(2,810,669)
Currency translation adjustment						(2,009,277)	(2,009,277)
Change in pension and other postretirement benefit costs, net of tax						3,458,060	3,458,060
Issuance of Common Stock for directors’ fees	3,719	64,992					64,992
Balances at January 2, 2016	8,942,461	28,997,050	(2,694,729)	(19,105,723)	90,597,041	(21,083,312)	79,405,056
Net income					7,785,323		7,785,323
Cash dividends declared, $.44 per share					(2,751,148)		(2,751,148)
Currency translation adjustment						(1,010,983)	(1,010,983)
Change in pension and other postretirement benefit costs, net of tax						(1,110,306)	(1,110,306)
Issuance of Common Stock for directors’ fees	8,366	149,572					149,572
Balances at December 31, 2016	8,950,827	$29,146,622	(2,694,729)	$(19,105,723)	$95,631,216	$(23,204,601)	$82,467,514

See accompanying notes.

Consolidated Statements of Cash Flows

		Year ended
	December 31	January 2	January 3
	2016	2016	2015
Operating Activities
Net income	$7,785,323	$5,727,043	$7,661,476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,814,393	3,921,438	3,486,302
Unrecognized pension & other postretirement benefits	931,554	1,384,605	(175,687)
Loss on sale of equipment and other assets	73,309	49,796	69,258
Provision for doubtful accounts	120,252	9,459	37,601
Issuance of Common Stock for directors’ fees	149,572	64,992	29,994
Changes in operating assets and liabilities:
Accounts receivable	(1,062,654)	(852,168)	(207,631)
Inventories	2,514,371	(3,095,801)	(2,825,155)
Prepaid expenses	217,389	483,178	593,075
Recoverable tax receivables	—	380,000	(380,000)
Other assets	(84,626)	(106,081)	(156,164)
Accounts payable	(1,755,159)	1,182,124	998,502
Accrued compensation	261,231	28,426	185,724
Other accrued expenses	(549,715)	(43,582)	29,889
Net cash provided by operating activities	12,415,240	9,133,429	9,347,184

Investing Activities
Purchases of property, plant and equipment	(2,863,470)	(2,538,236)	(3,633,165)
Proceeds from sale of equipment and other assets	8,350	25,000	22,500
Business acquisitions	—	—	(5,034,289)
Net cash used in investing activities	(2,855,120)	(2,513,236)	(8,644,954)

Financing Activities
Principal payments on long-term debt	(1,428,571)	(1,071,428)	(1,785,714)
Proceeds from sales of Common Stock	—	—	271,600
Tax benefit from disqualifying dispositions of incentive stock options	—	—	8,882
Dividends paid	(2,751,148)	(2,810,669)	(2,987,480)
Net cash used in financing activities	(4,179,719)	(3,882,097)	(4,492,712)

Effect of exchange rate changes on cash	(470,011)	(757,554)	(363,435)
Net change in cash and cash equivalents	4,910,390	1,980,542	(4,153,917)

Cash and cash equivalents at beginning of year	17,814,986	15,834,444	19,988,361
Cash and cash equivalents at end of year	$22,725,376	$17,814,986	$15,834,444

See accompanying notes.

The Eastern Company

Notes to Consolidated Financial Statements

1. Description of Business

The Eastern Company (the “Company”) includes six separate operating divisions located within the United States, two wholly-owned Canadian subsidiaries (one located in Tillsonburg, Ontario, Canada, and one in Kelowna, British Columbia, Canada), a wholly-owned Taiwanese subsidiary located in Taipei, Taiwan, a wholly-owned subsidiary in Hong Kong, two wholly-owned Chinese subsidiaries (one located in Shanghai, China, and one located in Dongguan, China) and a wholly-owned subsidiary in Lerma, Mexico.

The operations of the Company consist of three business segments: industrial hardware, security products, and metal products.  The industrial hardware segment produces latching devices for use on industrial equipment and instrumentation, composite panels used primarily in the transportation and electronic white board industries, as well as a broad line of proprietary hardware designed for truck bodies and other vehicular type equipment.  The security products segment manufactures and markets a broad range of locks for traditional general purpose security applications as well as specialized locks for soft luggage, coin-operated vending and gaming equipment, and electric and computer peripheral components.  This segment also manufactures and markets coin acceptors and metering systems to secure cash used in the commercial laundry industry and produces cashless payment systems utilizing advanced smart card technology. The metal products segment produces anchoring devices used in supporting the roofs of underground coal mines and specialty products which serve the construction, automotive, railroad and electrical industries.

Sales are made to customers primarily in North America.

2. Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  On an ongoing basis the Company evaluates its estimates, including those related to product returns, bad debts, carrying value of inventories, intangible and other long-lived assets, income taxes, pensions and other postretirement benefits.  Actual results could differ from those estimates.

Fiscal Year

The Company’s year ends on the Saturday nearest to December 31.  Fiscal 2016 was a 52 week year, 2015 was a 52 week year and 2014 was a 53 week year.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany accounts and transactions are eliminated.

Cash Equivalents

Highly liquid investments purchased with a maturity of three months or less are considered cash equivalents.  The Company has deposits that exceed amounts insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000, but the Company does not consider this a significant concentration of credit risk based on the strength of the financial institution. Approximately 51% of available cash is located outside of the United States in our foreign subsidiaries.

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

Recognition of Sales

Sales are recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred, and there is a reasonable assurance of collection of the sales proceeds.  The Company obtains written purchase authorizations from its customers for a specified amount of product at a specified price and delivery occurs at the time of shipment. Credit is extended based on an evaluation of each customer’s financial condition; collateral is not required. Sales are recorded net of returns and allowances.  Accounts receivable are recorded net of applicable allowances.  No customer accounted for 10% of net sales during 2016, 2015 or 2014.  No customer exceeded 10% of total accounts receivable at year end 2016 or 2015.

Accounts Receivable

Accounts receivable are stated at their net realizable value.  The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The Company reviews the collectability of its receivables on an ongoing basis taking into account a combination of factors.  The Company reviews potential problems, such as past due accounts, a bankruptcy filing or deterioration in the customer’s financial condition, to ensure the Company is adequately accrued for potential loss.  Accounts are considered past due based on when payment was originally due.  If a customer’s situation changes, such as a bankruptcy or creditworthiness, or there is a change in the current economic climate, the Company may modify its estimate of the allowance for doubtful accounts.  The Company will write off accounts receivable after reasonable collection efforts have been made and the accounts are deemed uncollectible.  Write-offs have been within management’s estimates.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method in the U.S. ($28,052,368 for U.S. inventories at December 31, 2016) and by the first-in, first-out (FIFO) method for inventories outside the U.S. ($5,977,918 for inventories outside the U.S. at December 31, 2016). Cost exceeds the LIFO carrying value by approximately $6,121,286 at December 31, 2016 and $6,297,368 at January 2, 2016. There was no material LIFO quantity liquidation in 2016, 2015 and 2014.  In addition, as of the balance sheet dates, the Company has recorded reserves for excess/obsolete inventory.

Property, Plant and Equipment and Related Depreciation

Property, plant and equipment (including equipment under capital lease) are stated at cost.  Depreciation ($3,371,694 in 2016, $3,460,516 in 2015, $3,237,426 in 2014) is computed generally using the straight-line method based on the following estimated useful lives of the assets: Buildings 10 to 39.5 years; Machinery and equipment 3 to 10 years.

Goodwill, Intangibles and Impairment of Long-Lived Assets

Patents are recorded at cost and are amortized using the straight-line method over the lives of the patents.  Technology and licenses are recorded at cost and are generally amortized on a straight-line basis over periods ranging from 5 to 17 years.  Non-compete agreements and customer relationships are being amortized using the straight-line method over a period of 5 years. Amortization expense in 2016, 2015 and 2014 was $442,699, $460,922 and $248,876, respectively.  Total amortization expense for each of the next five years is estimated to be as follows: 2017 - $406,000; 2018 - $406,000; 2019 - $406,000; 2020 - $173,000 and 2021 - $147,000.  Trademarks are not amortized as their lives are deemed to be indefinite.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

2. Accounting Policies (continued)

The gross carrying amount and accumulated amortization of amortizable intangible assets:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total	Weighted-Average Amortization Period (Years)
2016 Gross Amount
Patents and developed technology	$2,159,060	$1,035,374	$—	$3,194,434	15.6
Customer relationships	—	449,706	—	449,706	5.0
Non-compete agreements	—	407,000	—	407,000	5.0
Intellectual property	—	307,370	—	307,370	5.0
Total Gross Intangibles	$2,159,060	$2,199,450	$—	$4,358,510	12.3

2016 Accumulated Amortization
Patents and developed technology	$1,529,675	$598,756	$—	$2,128,431
Customer relationships	—	179,882	—	179,882
Non-compete agreements	—	162,800	—	162,800
Intellectual property	—	122,948	—	122,948
Accumulated Amortization	$1,529,675	$1,064,386	$—	$2,594,061

Net 2016 per Balance Sheet	$629,385	$1,135,064	$—	$1,764,449

2015 Gross Amount
Patents and developed technology	$2,206,852	$1,029,181	$—	$3,236,033	15.9
Customer relationships	—	449,706	—	449,706	5.0
Non-compete agreements	—	407,000	—	407,000	5.0
Intellectual property	—	307,370	—	307,370	5.0
Total Gross Intangibles	$2,206,852	$2,193,257	$—	$4,400,109	12.6

2015 Accumulated Amortization
Patents and developed technology	$1,478,692	$575,026	$—	$2,053,718
Customer relationships	—	89,941	—	89,941
Non-compete agreements	—	81,400	—	81,400
Intellectual property	—	61,474	—	61,474
Accumulated Amortization	$1,478,692	$807,841	$—	$2,286,533

Net 2015 per Balance Sheet	$728,160	$1,385,416	$—	$2,113,576

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

The Eastern Company

Notes to Consolidated Financial Statements (continued)

2. Accounting Policies (continued)

The Company performed qualitative assessments as of the end of fiscal 2016 and fiscal 2015 and determined it is more likely than not that no impairment of goodwill existed at the end of 2016 or 2015.  The Company will perform annual qualitative assessments in subsequent years as of the end of each fiscal year.  Additionally, the Company will perform interim analysis whenever conditions warrant.

Goodwill or trademarks would be considered impaired whenever the historical carrying amount exceeds the fair value.  Pursuant to the qualitative assessment performed, goodwill and trademarks were not impaired in 2016, 2015 or 2014.  Should we reach a different conclusion in the future, additional work would be performed to determine the amount of the non-cash impairment charge to be recognized.  The maximum future impairment of goodwill or trademarks that could occur is the amount recognized on our balance sheet.

The following is a roll-forward of goodwill for 2016 and 2015:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total
2016
Beginning balance	$1,731,751	$13,059,042	$—	$14,790,793
Foreign exchange	29,042	—	—	29,042
Ending balance	$1,760,793	$13,059,042	$—	$14,819,835

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total
2015
Beginning balance	$1,901,312	$13,059,042	$—	$14,960,354

Foreign exchange	(169,561)	—	—	(169,561)
Ending balance	$1,731,751	$13,059,042	$—	$14,790,793

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

The Eastern Company

Notes to Consolidated Financial Statements (continued)

2. Accounting Policies (continued)

Research & Development Costs

Research & development costs, charged to expense as incurred, were $1,525,650 in 2016, $1,218,948 in 2015 and $1,079,557 in 2014.

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising costs were $441,853 in 2016, $496,066 in 2015 and $494,267 in 2014.

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

Earnings per Share

The denominators used in the earnings per share computations follow:

	2016	2015	2014
Basic:
Weighted average shares outstanding	6,251,535	6,245,057	6,225,068

Diluted:
Weighted average shares outstanding	6,251,535	6,245,057	6,225,068
Dilutive stock options	—	—	12,846
Denominator for diluted earnings per share	6,251,535	6,245,057	6,237,914

There were no anti-dilutive stock equivalents in 2016, 2015 or 2014.

Stock Based Compensation

The Company accounts for stock based compensation pursuant to the fair value recognition provisions of ASC 718.  No stock options were granted in 2016, 2015 or 2014, and, since all outstanding options were fully vested in each year presented, there was no impact on the financial statements.

Under the terms of the Director’s Fee Program, the directors can elect to receive their director’s fees in cash or in common shares of the Company.  This election is made at the beginning of each fiscal year and remains in effect for the entire year.

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

The carrying amounts of other financial instruments (cash and cash equivalents, accounts receivable, accounts payable and debt) as of December 31, 2016 and January 2, 2016, approximate fair value.  Fair value was based on expected cash flows and current market conditions.

3. Business Acquisitions

Effective December 15, 2014 the Company acquired certain assets of Argo Transdata Corporation (“Argo”) including accounts receivable, inventories, furniture, fixtures and equipment, intellectual property rights and rights existing under all sales and purchase agreements.  Argo is a contract manufacturer of printed circuit board assemblies and has the ability to manufacture surface mount (SMT), through hole and wire bond assemblies or any combination of the three technologies.  Its products are sold to numerous OEM’s in industries such as measurement systems, industrial controls, medical and military.  The Argo acquisition further diversified our markets and provides a source for printed circuit boards which are used in several of our current products.  Argo is included in the Security Products segment of the Company from the date of the acquisition.  The cost of the acquisition of Argo was approximately $5,034,000, inclusive of transaction costs, plus a contingent earn-out of $282,914 based on revenue levels in each of the first two fiscal years following the closing and the assumption of $63,000 in current liabilities.  The Company recognized $144,231 in 2016 and $138,683 in 2015 earnings as a result of Argo not meeting the sales goals for the 1st and 2nd year earn-out.  On December 31, 2016 the contingent earn-out liability was zero.

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

During 2010, the Company was contacted by the State of Illinois regarding potential ground contamination at our plant in Wheeling, Illinois.  The Company signed up with a voluntary remediation program in Illinois and has engaged an environmental clean-up company to perform testing and develop a remediation plan.  Since 2010, the environmental company has completed a number of tests and a final remediation system design is expected to be approved in Fiscal 2017.  In Fiscal 2016, the Company had expenses of $10,738 related to this issue. Final cost to remediate has not been determined at this time and is not expected to be material.

Approximately 22% of the total workforce is subject to negotiated union contracts, and approximately 14% of the total workforce is covered by such agreements that expire during 2017.

5. Debt

On January 29, 2010, the Company signed a secured Loan Agreement (the “Loan Agreement”) with People’s United Bank (“People’s”) which included a $5,000,000 term portion and a $10,000,000 revolving credit portion.  The term portion of the loan requires quarterly principal payments of $178,571 for a period of seven (7) years, maturing on January 31, 2017.  The revolving credit portion had a quarterly commitment fee of one quarter of one percent (0.25%), and a maturity date of January 31, 2012.  The Loan Agreement is secured by all of the assets of the Company.

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

Interest on the original term portion of the Loan Agreement is fixed at 4.98%.  Interest on the 2012 Term Loan is fixed at 3.90%.  For the period from January 25, 2012 to January 23, 2014, interest on the revolving credit portion of the Loan Agreement varied based on the LIBOR rate or People’s Prime rate plus 2.25%, with a floor of 3.25% with a maturity date of January 31, 2014.  On January 23, 2014, the Company amended the Loan Agreement with People’s.  The amendment renewed and extended the maturity date of the revolving credit portion of the Loan Agreement to July 1, 2016 and changed the interest rate to LIBOR plus 2.25%, and eliminated the 3.25% floor previously in place.  The interest rate at December 31, 2016 on the revolving credit portion of the Loan Agreement was 3.02%.  The quarterly commitment fee of one quarter of one percent (0.25%) remained unchanged.  On June 9, 2016, the Company signed a third amendment to its secured Loan Agreement which extended the maturity date of the $10,000,000 revolver portion of the Loan Agreement to July 1, 2018.  The Company did not utilize the revolving credit portion of the Loan Agreement at any time during 2015 or 2016.

Debt consists of:

	2016	2015
Term loans	$1,785,714	$3,214,285
Revolving credit loan	—	—
	1,785,714	3,214,285
Less current portion	892,857	1,428,571
	$892,857	$1,785,714

The Company paid interest of $127,735 in 2016, $174,558 in 2015 and $272,993 in 2014.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

5. DEBT (continued)

The Company’s loan covenants under the Loan Agreement require the Company to maintain a fixed charge coverage ratio of at least 1.1 to 1, a leverage ratio of no more than 1.75 to 1, and minimum tangible net worth of $43 million increasing each year by
50% of consolidated net income.  This amount was approximately $52.8 million as of December 28, 2013.  As part of an amendment to the Loan Agreement signed on January 23, 2014, the leverage ratio was eliminated, and the minimum tangible net worth covenant was modified to a fixed minimum amount of $55 million, effective with the end of the Company’s first quarter of 2014.  In addition, the Company has restrictions on, among other things, new capital leases, purchases or redemptions of its capital stock, mergers and divestitures, and new borrowing.  The Company was in compliance with all covenants in 2015 and 2016.

As of December 31, 2016, scheduled annual principal maturities of long-term debt for each of the next five years follow:

2017	$892,857
2018	714,286
2019	178,571
2020	—
2021	—
Thereafter	—
$1,785,714

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

7. Stock Options and Awards

Stock Options

At the end of 2016, the Company had one stock option plan, the 2010 plan, for officers, other key employees, and non-employee directors.  Incentive stock options granted under the 2010 plan must have exercise prices that are not less than 100% of the fair market value of the stock on the dates the options are granted.  Restricted stock awards may also be granted to participants under the 2010 plan with restrictions determined by the Compensation Committee of the Company’s Board of Directors.  Under the 2010 plan, non-qualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Company’s Board of Directors.  No options or restricted stock were granted in 2016, 2015 or 2014.

As of December 31, 2016, there were 500,000 shares of common stock reserved and available for future grant under the above noted 2010 plan.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

7. Stock Options and Awards (continued)

Information with respect to the Company’s stock option plans is summarized below:

	Shares	Weighted Average Exercise Price
Outstanding at December 28, 2013	20,000	$13.58
Exercised	(20,000)	13.58
Outstanding at January 3, 2015	—
Exercised	—
Outstanding at January 2, 2016	—
Exercised	—
Outstanding at December 31, 2016	—

At December 31, 2016, there were no stock options outstanding or exercisable.  The total intrinsic value of stock options exercised in 2014 was $59,125.

8. Income Taxes

Deferred income taxes are provided on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and those for income tax reporting purposes.  Deferred income tax (assets) liabilities relate to:

	2016	2015	2014
Property, plant and equipment	$6,515,129	$6,694,885	$6,503,597
Other	119,618	99,989	92,531
Total deferred income tax liabilities	6,634,747	6,794,874	6,596,128

Other postretirement benefits	(371,460)	(281,154)	(1,030,203)
Inventories	(806,680)	(807,061)	(829,876)
Allowance for doubtful accounts	(124,329)	(124,351)	(105,296)
Intangible assets	(224,609)	(299,137)	(396,541)
Accrued compensation	(233,806)	(252,297)	(203,180)
Pensions	(9,406,224)	(8,616,582)	(9,275,949)
Total deferred income tax assets	(11,167,108)	(10,380,582)	(11,841,045)
Net deferred income tax (assets) liabilities	$(4,532,361)	$(3,585,708)	$(5,244,917)

Income before income taxes consists of:

	2016	2015	2014
Domestic	$7,276,239	$4,308,809	$8,087,552
Foreign	3,947,176	3,712,166	3,441,211
	$11,223,415	$8,020,975	$11,528,763

The Eastern Company

Notes to Consolidated Financial Statements (continued)

8. Income Taxes (continued)

The provision for income taxes follows:

	2016	2015	2014
Current:
Federal	$2,554,341	$1,337,417	$2,339,917
Foreign	1,091,952	1,054,694	991,257
State	194,514	140,139	295,554
Deferred:
Federal	(339,412)	(223,530)	164,830
State	(63,303)	(14,788)	75,729
	$3,438,092	$2,293,932	$3,867,287

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows:

	2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent
Income taxes using U.S. federal statutory rate	$ 3,815,962	34%	$ 2,727,131	34%	$ 3,919,779	34%
State income taxes, net of federal benefit	87,061	1	82,987	1	249,324	2
Impact of foreign subsidiaries on effective tax rate	(365,528)	(3)	(388,132)	(5)	(76,914)	(1)
Impact of manufacturers deduction on effective tax rate	(140,690)	(1)	(91,018)	(1)	(185,993)	(1)
Other—net	41,287	-	(37,036)	-	(38,909)	-
	$ 3,438,092	31%	$ 2,293,932	29%	$ 3,867,287	34%

Total income taxes paid were $3,493,558 in 2016, $2,348,865 in 2015 and $3,989,978 in 2014.

United States income taxes have been provided on the undistributed earnings of foreign subsidiaries ($16,163,932 at December 31, 2016) only where necessary because such earnings are intended to be reinvested abroad indefinitely or repatriated only when substantially free of such taxes.  The Company would be required to accrue and pay United States income taxes to repatriate the funds held by foreign subsidiaries not otherwise provided.

During 2016, 2015 and 2014, the Company received tax benefits of $0, $0 and $8,882, respectively, as a result of the exercise and sale of incentive stock options that resulted in the disqualification of those incentive stock options and the exercise of non-qualified stock options during the year.  The tax benefit associated with the exercise of the incentive and non-qualified stock options has been recorded to common stock.

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

	2016	2015	2014

Balance at beginning of year	$249,782	$248,645	$220,289
Increases for positions taken during the current period	44,172	27,947	50,735
Decreases relating to settlements	—	—	—
Decreases resulting from the expiration of the statute of limitations	(42,115)	(26,810)	(22,379)
Balance at end of year	$251,839	$249,782	$248,645

The Eastern Company

Notes to Consolidated Financial Statements (continued)

8. Income Taxes (continued)

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2013 and non-U.S. income tax examinations by tax authorities prior to 2010.

Included in the balance at December 31, 2016, are $166,214 of unrecognized tax benefits that would affect the annual effective tax rate.  In 2016, the Company recognized accrued interest related to unrecognized tax benefits in income tax expense.  The Company had approximately $37,000 of accrued interest at December 31, 2016.

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

Future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year during each of the next five years follow:

2017	$1,218,047
2018	1,145,243
2019	741,243
2020	515,845
2021	285,088
$3,905,466

Rent expense for all operating leases was $1,293,271 in 2016, $1,324,365 in 2015 and $1,151,749 in 2014.  The Company expects future rent expense, including non-cancelable operating leases, leases that are expected to be renewed and buildings leased on a month-to-month basis, for each of the next five years to be in the range of $1,100,000 to $1,400,000.

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

On April 5, 2016, the Board of Directors passed a resolution freezing the benefits of The Salaried Employees Retirement Plan of The Eastern Company (the “Salaried Plan”) effective as of May 31, 2016.  Under ASC 715, the Company is required to remeasure plan assets and obligations during an interim period whenever a significant event occurs that results in a material change in the net periodic pension cost.  The determination of significance is based on judgment and consideration

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. Retirement Benefit Plans (continued)

of events and circumstances affecting the pension costs.  After consulting with our actuary the freezing of benefits under the Salaried Plan was considered a significant event pursuant to such standard.

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

Components of the net periodic benefit cost of the Company’s pension benefit plans for the fiscal year indicated were as follows:

	2016	2015	2014
Service cost	$1,977,295	$3,770,191	$2,837,134
Interest cost	3,486,982	3,472,870	3,365,194
Expected return on plan assets	(4,995,858)	(5,151,654)	(4,810,524)
Amortization of prior service cost	200,568	218,585	218,585
Amortization of the net loss	1,704,863	1,928,298	944,130
Net periodic benefit cost	$2,373,850	$4,238,290	$2,554,519

As a result of the freezing of the benefits of the Salaried Plan, 2016 pension expense was reduced by $2,447,000.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. Retirement Benefit Plans (continued)

Assumptions used to determine net periodic benefit cost for the Company’s pension benefit plans for the fiscal year indicated were as follows:
	2016	2015	2014
Discount rate
- Pension plans	4.24% - 4.28%	3.90%	4.80%
- Supplemental pension plans	3.53%	3.90%	4.80%
Expected return on plan assets	8.0%	8.0%	8.0%
Rate of compensation increase	3.25%	3.25%	3.25%

Components of the net periodic benefit cost of the Company’s other postretirement benefit plan were as follows:

	2016	2015	2014
Service cost	$29,300	$217,570	$173,902
Interest cost	94,872	154,915	157,481
Expected return on plan assets	(47,532)	(91,936)	(22,434)
Amortization of prior service cost	(23,890)	(23,889)	(23,888)
Amortization of the net loss	(93,921)	18,804	(72,378)
Net periodic benefit cost	$(41,171)	$275,464	$212,683

Assumptions used to determine net periodic benefit cost for the Company’s other postretirement plan for the fiscal year indicated were as follows:
	2016	2015	2014
Discount rate	4.23%	3.90%	4.8%
Expected return on plan assets	8.0%	8.0%	8.0%

As of December 31, 2016 and January 2, 2016, the status of the Company’s pension benefit plans and other postretirement benefit plan was as follows:
	Pension Benefit		Other Postretirement Benefit
	2016	2015	2016	2015
Benefit obligation at beginning of year	$87,427,769	$90,516,922	$1,981,344	$4,055,112
Change due to availability of final actual assets and census data	—	—	317,440	346
Discount rate	2,359,745	(4,121,170)	34,471	(87,748)
Service cost	1,977,295	3,770,191	29,300	217,570
Interest cost	3,486,982	3,472,870	94,872	154,915
Actuarial (gain)/loss	2,940,154	(3,316,552)	33,022	(2,235,904)
Benefits paid	(3,398,419)	(2,894,492)	(151,399)	(122,947)
Additional recognition due to significant event	(2,534,589)	—	—	—
Benefit obligation at end of year	$92,258,937	$87,427,769	$2,339,050	$1,981,344

	Pension Benefit		Other Postretirement Benefit
	2016	2015	2016	2015
Fair value of plan assets at beginning of year	$63,122,843	$64,352,110	$1,188,289	$1,149,204
Actual return on plan assets	4,653,349	(1,340,977)	99,061	39,085
Employer contributions	1,249,726	3,006,202	151,399	122,947
Benefits paid	(3,398,419)	(2,894,492)	(151,399)	(122,947)
Fair value of plan assets at end of year	$65,627,499	$63,122,843	$1,287,350	$1,188,289

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. Retirement Benefit Plans (continued)

	Pension Benefit		Other Postretirement Benefit
Funded Status	2016	2015	2016	2015
Net amount recognized in the balance sheet	$(26,631,438)	$(24,304,926)	$(1,051,700)	$(793,055)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefit		Other Postretirement Benefit
	2016	2015	2016	2015
Net (loss)/gain	$(33,623,438)	$(32,220,482)	$1,231,081	$1,658,406
Prior service (cost) credit	(176,117)	(376,685)	39,841	63,731
	$(33,799,555)	$(32,597,167)	$1,270,922	$1,722,137

Change in the components of accumulated other comprehensive income consist of:

	Pension Benefit		Other Postretirement Benefit
	2016	2015	2016	2015
Balance at beginning of period	$(32,597,167)	$(35,689,141)	$1,722,137	$(543,233)
Change due to availability of final actual assets and census data	—	—	(317,440)	(346)
Charged to net periodic benefit cost
Prior service cost	200,568	218,585	(23,890)	(23,889)
Net loss (gain)	1,704,863	1,928,298	(93,921)	18,804
Liability (gains)/losses
Discount rate	(2,359,745)	4,121,170	(34,471)	87,748
Asset (gains)/losses deferred	(4,325,232)	(2,813,796)	51,529	(52,851)
Additional recognition due to significant event	2,534,589	—	—	—
Other	1,042,569	(362,283)	(33,022)	2,235,904
Balance at end of period	$(33,799,555)	$(32,597,167)	$1,270,922	$1,722,137

In 2017, the net periodic pension benefit cost will include $1,231,484 of net loss and $145,748 of prior service cost and the net periodic other postretirement benefit cost will include $93,921 of net gain and $23,890 of prior service credit.

Assumptions used to determine the projected benefit obligations for the Company’s pension benefit plans and other postretirement benefit plan for the fiscal year indicated were as follows:

		2016	2015
Discount rate
-	Pension plans	4.04% - 4.08%	4.24% - 4.28%
-	Supplemental pension plans	3.03%	3.53%
-	Other postretirement plan	4.12%	4.23%

At December 31, 2016 and January 2, 2016, the accumulated benefit obligation for all qualified and nonqualified defined benefit pension plans was $92,258,937 and $83,433,339, respectively.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. Retirement Benefit Plans (continued)

Information for the under-funded pension plans with a projected benefit obligation and an accumulated benefit obligation in excess of plan assets:

	2015	2015
Number of plans	6	6
Projected benefit obligation	$92,258,937	$87,427,769
Accumulated benefit obligation	92,258,937	83,433,339
Fair value of plan assets	65,627,499	63,122,843
Net amount recognized in accrued benefit liability	(26,631,438)	(24,304,926)

Estimated future benefit payments to participants of the Company’s pension plans are $3.8 million in 2017, $4.0 million in 2018, $4.2 million in 2019, $4.5 million in 2020, $4.7 million in 2021 and a total of $26.2 million from 2022 through 2026.

Estimated future benefit payments to participants of the Company’s other postretirement plan are $103,000 in 2017, $105,000 in 2018, $108,000 in 2019, $111,000 in 2020, $113,000 in 2021 and a total of $597,000 from 2022 through 2026.

The Company expects to make cash contributions to its qualified pension plans of approximately $700,000 and to its other postretirement plan of approximately $103,000 in 2017.

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

We consider a variety of factors in determining and selecting our assumptions for the discount rate at the end of the year.  In 2016, as in 2015 we developed each plan’s discount rate with the assistance of our actuaries by matching expected future benefit payments in each year to the corresponding spot rates from the Citigroup Pension Liability Yield Curve, comprised of high quality (rated AA or better) corporate bonds.  Prior to 2015, we used the same process to determine each individual plan’s discount rate, but the average of these rates was used to determine a single rate for all plans.

Effective for the Fiscal 2017 expense, the Company is changing the method used to measure Service Cost and Interest Cost for pension and other postretirement benefits for our plans.  Previously, we measured interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligations.  For 2017, interest costs will be measured by applying the specific spot rates along the yield curve to the plans’ corresponding discounted cash flows that comprise the obligation (i.e., the Spot rate Approach).  The new method provides a more precise measurement of interest costs by aligning the timing of the plans’ discounted cash flows to the corresponding spot rates on the yield curve; the measurement of our pension and other postretirement benefit obligations is not affected.  We have accounted for this change as a change in accounting estimate, which is applied prospectively.  Consequently, combined 2017 pension expense for the Company’s pension plans and other postretirement plan under the Spot Rate approach is approximately $985,000, which is a $541,000 reduction when compared to the prior approach.

During 2016, as a result of a legal separation of the Russell Indexes from Russell Investments into different companies with different ownership, the name of our Trustee changed from Russell Trust Company to Russell Investment Trust Company (“RITC”).

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. Retirement Benefit Plans (continued)

The fair values of the company’s pension plans assets at December 31, 2016 and January 2, 2016, utilizing the fair value hierarchy discussed in Note 2, follow:

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Cash and Equivalents:
Common/collective trust funds	$—	$276,129	$—	$276,129
Equities:
The Eastern Company Common Stock	4,535,676	—	—	4,535,676
Common/collective trust funds
RITC Large Cap Defensive Equity Fund (a)	—	7,131,589	—	7,131,589
RITC Equity II Fund (b)	—	4,875,234	—	4,875,234
RITC Large Cap U.S. Equity Fund (c)	—	5,984,636	—	5,984,636
RITC International Fund with Active Currency (d)	—	8,178,635	—	8,178,635
RITC Emerging Markets Fund (e)	—	3,373,089	—	3,373,089
Fixed Income:
Common/collective trust funds
RITC Fixed Income I Fund (f)	—	8,700,175	—	8,700,175
Target Duration LDI Fixed Income Funds (g)
• RITC 8 Year LDI Fixed Income Fund	—	1,499,390	—	1,499,390
• RITC 10 Year LDI Fixed Income Fund	—	1,851,317	—	1,851,317
• RITC 12 Year LDI Fixed Income Fund	—	2,122,411	—	2,122,411
• RITC 14 Year LDI Fixed Income Fund	—	3,790,209	—	3,790,209
• RITC 16 Year LDI Fixed Income Fund	—	5,650,440	—	5,650,440
STRIPS Fixed Income Funds (h)
• RITC 15 Year STRIPS Fixed Income Fund	—	2,504,395	—	2,504,395
• RITC 10 Year STRIPS Fixed Income Fund	—	1,407,518	—	1,407,518
• RITC 28 to 29 Year STRIPS Fixed Income Fund	—	464,106	—	464,106
Insurance contracts	—	3,282,552	—	3,282,552
Total	$4,535,676	$61,091,825	$—	$65,627,501

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. Retirement Benefit Plans (continued)

	January 2, 2016
	Level 1	Level 2	Level 3	Total
Cash and Equivalents:
Common/collective trust funds	$—	$236,209	$—	$236,209
Equities:
The Eastern Company Common Stock	4,069,088	—	—	4,069,088
Common/collective trust funds
Russell Large Cap Defensive Equity Fund	—	6,685,388	—	6,685,388
Russell Equity II Fund	—	4,456,364	—	4,456,364
Russell Large Cap U.S. Equity Fund	—	5,575,535	—	5,575,535
Russell International Fund with Active Currency	—	7,796,625	—	7,796,625
Russell Emerging Markets Fund	—	3,350,136	—	3,350,136
Fixed Income:
Common/collective trust funds
Russell Fixed Income I Fund	—	8,504,086	—	8,504,086
Target Duration LDI Fixed Income Funds
• Russell 8 Year LDI Fixed Income Fund	—	1,478,701	—	1,478,701
• Russell 10 Year LDI Fixed Income Fund	—	1,840,616	—	1,840,616
• Russell 12 Year LDI Fixed Income Fund	—	2,119,786	—	2,119,786
• Russell 14 Year LDI Fixed Income Fund	—	3,795,220	—	3,795,220
• Russell 16 Year LDI Fixed Income Fund	—	5,615,278	—	5,615,278
STRIPS Fixed Income Funds
• Russell 15 Year STRIPS Fixed Income Fund	—	2,606,554	—	2,606,554
• Russell 10 Year STRIPS Fixed Income Fund	—	1,411,574	—	1,411,574
• Russell 28 to 29 Year STRIPS Fixed Income Fund	—	543,357	—	543,357
Insurance contracts	—	3,038,326	—	3,038,326
Total	$4,069,088	$59,053,755	$—	$63,122,843

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

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. Retirement Benefit Plans (continued)

(a)
The investment objective of the RITC (formerly Russell) Large Cap Defensive Equity Fund is to outperform the Russell 1000® Defensive Index® while managing volatility and maintaining diversification similar to the Index over a full market cycle.  The Fund invests in common stocks of large and medium cap U.S. companies, employing a multi-manager approach with advisors using distinct methods to identify medium to large cap U.S. stocks with positive excess return potential.  The defensive style of investing emphasizes investments in equities of companies expected to have lower than average stock price volatility, higher financial quality and/or stable business fundamentals.

(b)
The RITC Equity II Fund has an objective to provide a favorable total return primarily through capital appreciation.  Aims to outperform the Russell 2500® Index with above-average consistency while managing volatility and maintaining diversification similar to the Index over a full market cycle.  The fund invests in common stocks of U.S. small cap companies.  It employs a multi-style (growth and market-oriented, value), multi-manager approach.   Advisors employ distinct yet complementary styles in their stock selection, focusing on factors such as: undervalued or under-researched companies, special situations, emerging growth, asset plays and turnarounds.

(c)
The investment objective of the RITC Large Cap U.S. Equity Fund is to outperform the Russell 1000® Index with above-average consistency over a full market cycle.  The fund invests in common stocks of large and medium cap U.S. companies.  Employs a multi-style, multi-manager approach whereby portions of the fund are allocated to different money managers who employ distinct styles.  The number of advisors and number of stocks (150 – 200) is more concentrated than other Russell multi-style large cap U.S. funds.

(d)
The RITC International Fund with Active Currency seeks to provide long-term growth of Capital.  Aims to outperform the Russell Development ex-U.S. Large Cap Index Net while managing volatility and maintaining diversification similar to the index over a full market cycle.  The fund invests primarily in the equities of non-U.S. developing markets and currency of global markets.  Employs multiple managers with distinct investment styles, which are intended to be complementary.  Seeks to capitalize on the stock selection abilities of its active manager.  The Fund typically has moderate country and sector weights relative to the index.  Also believe active currency management is an attractive strategy with the potential to deliver excess return.

(e)
The RITC Emerging Markets Fund seeks to provide the potential for long-term growth of Capital.  Aims to outperform the Russell Emerging Markets Index Net over a full market cycle.  The fund invests in equity securities of companies located in, or are economically tied to, emerging market countries.  Securities are denominated principally in foreign currencies and are typically held outside the U.S.  The Fund employs a multi-style (growth, market-oriented and value) and multi-manager approach whereby portions of the fund are allocated to different money managers who employ distinct styles.

(f)
The RITC Fixed Income I Fund is designed to provide current income and capital appreciation through a variety of diversified strategies.  The Fund seeks favorable returns comparable to the broad fixed income market, as measured by the Barclays U.S. Aggregate Bond Index.  The fund primarily invests in fixed income securities representing diverse sectors and maturities.  Advisors use diversified strategies including sector rotation, modest interest rate timing, security selection and tactical use of high yield and emerging market bonds.  It is actively managed with multiple advisors employing distinct yet complementary strategies and different technologies to insure prudent diversification over a broad spectrum of investments.

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

The plans’ assets include 217,018 shares of the common stock of the Company having a market value of $ $4,535,676 and $4,069,938 at December 31, 2016 and January 2, 2016, respectively.  The Salaried Pension Plan purchased 14,456 shares of common stock at a cost of $232,124 during 2015.  No shares were purchased in 2016 nor were and shares sold in either period.  Dividends received during 2016 and 2015 on the common stock of the Company were $95,488 and $92,743 respectively.

The fair values of the Company’s other postretirement plan assets at December 31, 2016 and January 2, 2016, utilizing the fair value hierarchy discussed in Note 2, follow:

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Fixed Income:
Insurance contracts	$—	$—	$1,287,350	$1,287,350
Total	$—	$—	$1,287,350	$1,287,350

	January 2, 2016
	Level 1	Level 2	Level 3	Total
Fixed Income:
Insurance contracts	$—	$—	$1,188,289	$1,188,289
Total	$—	$—	$1,188,289	$1,188,289

The level 3 asset consists of an insurance contract with The Prudential Life Insurance Company of America.  It is designed to provide life insurance benefits for eligible retirees of the Company.  The contract is valued annually by the insurance company, based on activity in the account and is stated at contract value.  An analysis of the Level 3 asset of the Company’s other postretirement plan is as follows:

	2016	2015
Fair value of Level 3 assets at beginning of year	$1,188,289	$1,149,204
Change due to availability of final actual assets and census data	—	—
Actual return on plan assets	99,061	39,085
Employer contributions	92,898	81,360
Benefits paid	(92,898)	(81,360)
Fair value of Level 3 assets at end of year	$1,287,350	$1,188,289

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. Retirement Benefit Plans (continued)

The Level 3 assets described above are the only assets of the other postretirement plan, and thus have no impact on any Level 1 or Level 2 assets.

For measurement purposes relating to the other postretirement benefit plan, the life insurance cost trend rate is 1%.  The health care cost trend rate for participants retiring after January 1, 1991 is nil; no increase in that rate is expected because of caps placed on benefits. The health care cost trend rate is expected to remain at 4.5% for participants after the year 2000.

A one-percentage-point change in assumed health care cost trend rates would have no effect on the other postretirement benefit plan.

U.S. salaried and non-union hourly employees and most employees of the Company’s Canadian subsidiaries are covered by defined contribution plans.

The Company has a contributory savings plan under Section 401(k) of the Internal Revenue Code covering substantially all U.S. non-union employees. This plan allows participants to make voluntary contributions of up to 100% of their annual compensation on a pretax basis, subject to IRS limitations. The plan provides for contributions by the Company at its discretion.

In December 2015, the Company approved a 50% match on the first 4% of employee contributions.  The Company amended the Eastern Company Savings and Investment Plan (“401(k) Plan Amendment”) effective June 1, 2016.  The 401(k) Plan Amendment increased this match to 50% of the first 6% of contributions for the remainder of Fiscal 2016.  The 401(k) Plan Amendment also provided for an additional non-discretionary contribution (the “transitional credit”) for certain non-union U.S. employees who were eligible to participate in the Salaried Plan.  The amount of this non-discretionary contribution ranges from 0% to 4% of wages, based on the age of the individual on June 1, 2016.  Also in December 2015, the Company approved a non-discretionary profit sharing contribution of 2.5% for the benefit of all non-union U.S. employees who were not eligible for the Company’s Salaried Plan.  The 401(k) Plan Amendment increased the non-discretionary contribution to 3%, and changed the eligibility to all non-union U.S. employees.

The Company made contributions to the plan as follows:

	2016	2015	2014
Regular matching contributions	$328,144	$232,399	$186,545
Transitional credit contributions	231,847	---	---
Non-discretionary contributions	51,470	---	---
Total contributions made for the period	$611,461	$232,399	$186,545

The non-discretionary contribution for $51,470 was expensed in Fiscal 2015 and contributed to the Plan in Fiscal 2016.  At December 31, 2016, the Company had accrued $307,568 for the non-discretionary contribution.  This amount was contributed to the Plan in January 2017.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

11. Reportable Segments (continued)

	2016	2015	2014
Sales: Sales to unaffiliated customers:
Industrial Hardware	$61,058,871	$61,338,812	$58,666,229
Security Products	57,255,101	56,598,487	49,381,553
Metal Products	19,294,286	26,630,652	32,777,578
	$137,608,258	$144,567,951	$140,825,360

Inter-segment Sales:
Industrial Hardware	$637,405	$595,596	$984,192
Security Products	2,716,802	2,813,576	2,565,733
Metal Products	—	16,804	—
	$3,354,207	$3,425,976	$3,549,925

Income Before Income Taxes:
Industrial Hardware	$5,683,730	$4,314,149	$5,063,786
Security Products	5,677,264	3,798,115	4,058,554
Metal Products	(225,122)	(84,536)	2,596,308
Operating Profit	11,135,872	8,027,728	11,718,648
Interest expense	(121,500)	(185,475)	(254,576)
Other income	209,043	178,722	64,691
	$11,223,415	$8,020,975	$11,528,763

Geographic Information:
Net Sales:
United States	$117,679,860	$126,115,036	$117,478,557
Foreign	19,928,398	18,452,915	23,346,803
	$137,608,258	$144,567,951	$140,825,360

Foreign sales are primarily to customers in North America.

Identifiable Assets:
United States	$107,031,435	$106,662,743	$105,771,961
Foreign	17,166,961	15,075,816	15,498,595
	$124,198,396	$121,738,559	$121,270,556

Industrial Hardware	$32,278,281	$30,425,348	$29,660,695
Security Products	49,520,708	52,688,497	51,573,271
Metal Products	18,447,526	20,931,863	21,037,058
	100,246,515	104,045,708	102,271,004
General corporate	23,951,881	17,692,851	18,999,552
	$124,198,396	$121,738,559	$121,270,556

The Eastern Company

Notes to Consolidated Financial Statements (continued)

11. Reportable Segments (continued)

	2016	2015	2014
Depreciation and Amortization:
Industrial Hardware	$1,468,904	$1,580,741	$1,631,521
Security Products	980,048	1,010,262	621,501
Metal Products	1,365,441	1,330,435	1,233,280
	$3,814,393	$3,921,438	$3,486,302

Capital Expenditures:
Industrial Hardware	$648,516	$1,479,984	$1,929,022
Security Products	1,018,371	388,377	973,365
Metal Products	1,153,872	632,016	644,851
	2,820,759	2,500,377	3,567,238
Currency translation adjustment	(8,889)	25,020	10,347
General corporate	51,600	12,839	55,580
	$2,863,470	$2,538,236	$3,633,165

12. Recent Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements and Property, Plant and Equipment. ASU No. 2014-08 provides authoritative guidance which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements.  To qualify as a discontinued operation the standard requires a disposal to represent a strategic shift that has, or will have, a major effect on an entity's operations and financial results.  The standard also expands the disclosures for discontinued operations and requires new disclosures related to individually material dispositions that do not qualify as discontinued operations.  The guidance is effective for fiscal years beginning after December 15, 2014, with early adoption permitted.  The Company adopted this guidance with its fiscal year effective January 4, 2015 and did not impact the consolidated financial statements of the Company.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU No. 2014-09 provides authoritative guidance which impacts virtually all aspects of an entity's revenue recognition.  The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The standard is effective for annual reporting periods beginning after December 15, 2016.

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date. ASU No. 2015-14 defers the adoption date of ASU 2014-09, Revenue from Contracts with Customers in which both the FASB and IASB in a joint project will clarify the principles for recognizing revenue and to develop a common revenue standard. The guidance is to be applied using a retrospective approach at the beginning of the earliest comparative period in the financial statements and is effective for years beginning after December 15, 2017. Early adoption is permitted. The Company is still in the process of determining the effect that the adoption of ASU 2015-14 will have on the accompanying financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory: Simplifying the Measurement of Inventory. ASU No. 2015-11 provides authoritative guidance which requires a company to change its valuation method of inventory from the lower of cost or market (market being replacement cost, net realizable value or net realizable value less an approximate profit margin) to the lower of cost or net realizable value.  The amendment is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  The amendment should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.  The adoption of this amendment is not expected to have a material impact on the consolidated financial statements of the Company.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

12. Recent Accounting Pronouncements (continued)

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations. ASU 2015-16 provides authoritative guidance which will simplify the accounting for adjustments made to provisional amounts recognized in a business combination.  U.S. GAAP currently requires that during the measurement period, the acquirer retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill.  The amendments require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  The amendments were effective for Fiscal 2017, including interim periods.  The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not yet been issued.  The adoption of this amendment did not have a material impact on the consolidated financial statements of the Company.

In November 2015, the FASB issued accounting standards update 2015-07 which simplifies the balance sheet classification of deferred taxes. This standard requires that all deferred tax assets and liabilities be classified as non-current in the classified balance sheet, rather than separating such deferred taxes into current and non-current amounts, as is required under current guidance. The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period with early application permitted. The Company has not early adopted ASU 2015-17. This guidance will be effective for the Company in the first quarter of 2017

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires lessees to present right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. The guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and is effective for years beginning after December 15, 2019. Early adoption is permitted. The Company is still in the process of determining the effect that the adoption of ASU 2016-02 will have on the accompanying financial statements.

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

In March 2016, the Financial Accounting Standards Board ("FASB") issued accounting standards update 2016-09 which simplifies employee share-based payment accounting. This standard will simplify the income tax consequences, accounting for forfeitures and classification on the statement of cash flows. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The Company did not early adopt ASU 2016-09. This guidance will be effective for the Company in the first quarter of 2017.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations – Clarifying the Definition of a business. ASU 201-01 provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or dispositions of assets or businesses. The amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The amendment should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.  The Company is still in the process of determining the effect that the adoption of ASU 2017-01 will have on the accompanying financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other: Simplifying the test for Goodwill Impairment. ASU 201-04 provides guidance to simplify the subsequent measure of goodwill by eliminating Step 2 from the goodwill impairment test. The amendment is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The amendment should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period after January 1, 2017.  The Company is still in the process of determining the effect that the adoption of ASU 2017-04 will have on the accompanying financial statements.

In February 2017, the FASB issued ASU No. 2017-06, Plan Accounting: Defined Benefit Pension Plans (Topic 960); Defined Contribution Pension Plans (Topic 962); Health and Welfare Benefit Plans (Topic 965): Employee Benefit Plan Master Trust Reporting. ASU 201-06 provides guidance for reporting by an employee benefit plan for its interest in a master trust. The amendment is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.

The amendment should be applied retrospectively with earlier application permitted as of the beginning of an interim or annual reporting period after December 15, 2018.  The Company is still in the process of determining the effect that the adoption of ASU 2017-06 will have on the accompanying financial statements.

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

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk for the Company is its receivable accounts. The Company has established credit limits for customers and monitors their balances to mitigate its risk of loss. At December 31, 2016 and January 2, 2016, there were no significant concentrations of credit risk. No customer represented more than 10% of total accounts receivable at December 31, 2016 and January 2, 2016.  The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable.

Interest Rate Risk

As of December 31, 2016 the Company currently has a fixed rate of 4.98% and 3.90% on its term debt.  On December 31, 2016 the interest rate on the Company’s revolver was a variable rate based on LIBOR plus 2.25%.  See Note 5 for additional details concerning the Loan Agreement.  As the revolver is short term in nature, the Company does not consider this as a material risk to the financial statements.

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

Fair Value Measurements

Assets and liabilities that require fair value measurement are recorded at fair value using market and income valuation approaches and considering the Company’s and counterparty’s credit risk. The Company uses the market approach and the income approach to value assets and liabilities as appropriate.  There were no assets or liabilities requiring fair value measurement on December 31, 2016.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

14. Selected Quarterly Financial Information (Unaudited)

Selected quarterly financial information (unaudited) follows:
			2016
	First	Second	Third	Fourth	Year
Net sales	$33,101,657	$36,883,312	$33,478,347	$34,144,942	$137,608,258
Gross margin	6,420,446	8,601,603	8,852,878	10,417,944	34,292,871
Selling and administrative expenses	5,459,582	5,495,735	5,588,764	6,612,918	23,156,999
Net income	648,073	2,087,837	2,400,064	2,649,349	7,785,323

Net income per share:
Basic	$.10	$.33	$.38	$.42	$1.25
Diluted	$.10	$.33	$.38	$.42	$1.25

Weighted average shares outstanding:
Basic	6,248,222	6,250,610	6,252,681	6,254,605	6,251,535
Diluted	6,248,222	6,250,610	6,252,681	6,254,605	6,251,535

			2015
	First	Second	Third	Fourth	Year
Net sales	$36,876,842	$37,037697	$36,239,500	$34,413,912	$144,567,951
Gross margin	7,335,178	7,912,161	9,033,843	8,100,044	32,381,226
Selling and administrative expenses	5,963,695	7,056,139	5,584,222	5,749,422	24,353,498
Net (loss)/income	873,951	584,594	2,527,722	1,740,776	5,727,043

Net (loss)/income per share:
Basic	$.14	$.09	$.41	$.28	$.92
Diluted	$.14	$.09	$.41	$.28	$.92

Weighted average shares outstanding:
Basic	6,244,088	6,244,051	6,245,099	6,246,571	6,245,057
Diluted	6,244,088	6,244,051	6,245,099	6,246,571	6,245,057

Fiscal 2016 and 2015 consisted of four 13 week quarters totaling 52 weeks for the year.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
The Eastern Company
Naugatuck, Connecticut

We have audited the accompanying consolidated balance sheets of The Eastern Company (the Company) as of December 31, 2016 and January 2, 2016 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and January 2, 2016 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2017, expressed an unqualified opinion.

/s/Fiondella, Milone & LaSaracina LLP
Fiondella, Milone & LaSaracina LLP
Glastonbury, Connecticut
March 15, 2017

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended December 31, 2016, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”), Chief Operating Officer (“COO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 240.13a-15.  As defined in Exchange Act Rules 240.13a-15(e) and 240.15d-15(e), “the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based upon that evaluation, the CEO, COO and CFO concluded that the Company’s current disclosure controls and procedures were effective as of the December 31, 2016 evaluation date.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 240.13a-15(f) and 240.15d-15(f). Under the supervision and with the participation of our management, including the CEO, COO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The independent registered public accounting firm of the Company has issued a report on its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. Their report is included below in this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
The Eastern Company
Naugatuck, Connecticut

We have audited The Eastern Company’s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows of the Company, and our report dated March 15, 2017, expressed an unqualified opinion.

/s/Fiondella, Milone & LaSaracina LLP
Fiondella, Milone & LaSaracina LLP
Glastonbury, Connecticut
March 15, 2017

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Registrant’s definitive proxy statement (“Proxy Statement”) for the 2017 Annual Meeting of Shareholders which is incorporated herein by reference will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2016.

The information concerning directors is incorporated herein by reference to our Proxy Statement under the captions “Item No. 1 – Election of Directors” and “Director Compensation in Fiscal 2016”.

The information concerning our executive officers is incorporated herein by reference to our Proxy Statement under the captions “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Compensation Committee Interlocks and Insider Participation”, “Executive Compensation”, “Stock Options”, “Options Exercised in Fiscal 2016”, “Outstanding Equity Awards at Fiscal 2016 Year-End”, and “Termination of Employment and Change in Control Arrangements”. The Registrant’s only Named Executive Officers are August M. Vlak, President and Chief Executive Officer, Angelo M. Labbadia, Vice President and Chief Operating Officer and John L. Sullivan III, Vice President and Chief Financial Officer.

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

Information concerning director and executive compensation is incorporated herein by reference to portions of the Company’s Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2016, under the captions “Director Compensation in Fiscal 2016”, “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Compensation Committee Interlocks and Insider Participation”, “Executive Compensation”, “Stock Options”, “Options Exercised in Fiscal 2016”, “Outstanding Equity Awards at Fiscal 2016 Year-End”, “Termination of Employment and Change in Control Arrangements”, and “Risk Assessment of Compensation Policies and Practices”. The Compensation Committee of the Board of Directors operates under the Compensation Committee Charter, which can be found on the Company’s website at http://www.easterncompany.com by clicking on Corporate Governance.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners and management:

(a)
Information concerning security ownership of certain beneficial owners is incorporated herein by reference to the Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2016, under the caption “Security Ownership of Certain Beneficial Shareholders”.

(b)
Information concerning security ownership of management is incorporated herein by reference to the Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2016, under the captions “Item No. 1 – Election of Directors”, “Security Ownership of Certain Beneficial Shareholders”, “Executive Compensation”, “Stock Options”, “Options Exercised in Fiscal 2016”, and “Outstanding Equity Awards at Fiscal 2016 Year-End”. See also the equity compensation plan information in Item 5 of this Annual Report on Form 10-K.

(c)	Changes in Control

None.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is incorporated herein by reference to our Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2016 under the caption “Policies and Procedures Concerning Related Persons Transactions”.

Information regarding director independence is incorporated herein by reference to our Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2016 under the captions “Item No.1 – Election of Directors” and “The Board of Directors and Committees”.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accountant fees and services is incorporated herein by reference to our Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2016 under the caption “Item No. 3 – Ratification of Appointment of Independent Registered Public Accounting Firm”.

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)                Documents filed as part of this report:

(1)	Financial statements
Consolidated Balance Sheets – December 31, 2016 and January 2, 2016 ................................................ 28.

Consolidated Statements of Income — Fiscal years ended December 31, 2016,
January 2, 2016 and January 3, 2015............................................................................................................ 30.

Consolidated Statements of Comprehensive Income — Fiscal years ended
December 31, 2016, January 2, 2016 and January 3, 2015.......................................................................... 30.

Consolidated Statements of Shareholders’ Equity — Fiscal years ended
December 31, 2016, January 2, 2016 and January 3, 2015............................................................................ 31.

Consolidated Statements of Cash Flows—Fiscal years ended December 31, 2016,
January 2, 2016 and January 3, 2015.............................................................................................................. 32.

                                     Notes to Consolidated Financial Statements................................................................................................ 33.

                                     Report of Independent Registered Public Accounting Firm ....................................................................... 58.

(2)           Financial Statement Schedule
Schedule II — Valuation and qualifying accounts ................................................................................. 64.

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

Form 8K filed on March 11, 2016 setting forth the 2016 Executive Incentive Program for the President and Chief Executive officer is incorporated herein by reference.

Form 8-K filed on March 18, 2016 setting forth the press release announcing a letter from the Company’s President, August M. Vlak and Chairman James A. Mitarotonda, to its Shareholders as part of the Annual Report reporting earnings for the fiscal year ended January 2, 2016 is incorporated herein by reference.

Form 8-K filed on February 16, 2016 setting forth the press release announcing that the Company executed an Employment Agreement with the Company’s President and Chief Executive Officer, August M. Vlak, effective as of January 1, 2016 is incorporated herein by reference.

Form 8-K filed on April 15, 2016 setting forth the press release stating that it has filed with the Securities and Exchange Commission an amendment to its proxy statement relating to the solicitation of proxies for use at the Annual Meeting of Shareholders to be held on April 27, 2016 is incorporated herein by reference.

Form 8-K filed on April 27, 2016 setting forth the press release reporting an amendment to the Company’s Certificate of Incorporation to declassify the Board of Directors and elect Directors by majority vote is incorporated herein by reference.

Form 8-K filed on April 29, 2016 setting forth the press release reporting the Company’s earnings for the quarter ended April 2, 2016 is incorporated herein by reference.

Form 8K filed on June 30, 2016 setting forth the press release reporting that the Board of Directors of the Company adopted an Incentive compensation clawback policy is incorporated herein by reference.

Form 8-K filed on July 29, 2016 setting forth the press release reporting the Company’s earnings for the quarter ended July 2, 2016 is incorporated herein by reference.

Form 8-K filed on November 3, 2016 setting forth the press release reporting the Company’s earnings for the quarter ended October 1, 2016 is incorporated herein by reference.

Form 8-K filed on February 10, 2017 setting forth the press release reporting the Company’s earnings for the quarter and fiscal year ended December 31, 2016 is incorporated herein by reference.

Form 8K filed on February 17, 2017 setting forth the 2017 Executive Incentive Program is incorporated herein by reference.

(c)	None.

The Eastern Company and Subsidiaries

Schedule II – Valuation and Qualifying accounts

COL. A	COL. B	COL. C		COL. D	COL. E
		ADDITIONS
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts-Describe	Deductions – Describe	Balance at End of Period
Fiscal year ended December 31, 2016: Deducted from asset accounts: Allowance for doubtful accounts	$450,000	$ 0		$ 20,000 (a)	$430,000

Fiscal year ended January 2, 2016: Deducted from asset accounts: Allowance for doubtful accounts	$414,000	$ 52,144		$ 16,144 (a)	$450,000

Fiscal year ended January 3, 2015: Deducted from asset accounts: Allowance for doubtful accounts	$410,000	$ 71,927		$ 67,927 (a)	$414,000

 (a) Uncollectible accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2017	THE EASTERN COMPANY

By /s/ John L. Sullivan III John L. Sullivan III Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ August M. Vlak	March 15, 2017
August M. Vlak President and Chief Executive Officer

/s/ John L. Sullivan III	March 15, 2017
John L. Sullivan III Vice President and Chief Financial Officer

/s/ Angelo M. Labbadia	March 15, 2017
Angelo M. Labbadia Vice President and Chief Operating Officer

/s/ James A. Mitarotonda	March 15, 2017
James A. Mitarotonda Chairman of the Board

/s/ Fredrick D. DiSanto	March 15, 2017
Fredrick D. DiSanto Director

/s/ John W. Everets	March 15, 2017
John W. Everets Director

/s/ Charles W. Henry	March 15, 2017
Charles W. Henry Director

/s/ Michael A. McManus	March 15, 2017
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

(b)	The Eastern Company 2010 Executive Stock Incentive Plan effective April 28, 2010 is incorporated by reference to the Registrant’s Form S-8 filed on September 2, 2010.

(c)	The change in control agreement between the Company and John L. Sullivan III is incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 3, 2015.

(d)	The change in control agreement between the Company and Angelo M. Labbadia is incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 3, 2015.

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

World Lock Co. Ltd., a private corporation organized under the laws of Taiwan (The Republic of China).

Sesamee Mexicana, Subsidiary, a private corporation organized under the laws of Mexico.

World Security Industries Co. Ltd., a private corporation organized under the laws of Hong Kong.

(23)	Consents of independent registered public accounting firm attached hereto on page 68.

(31)	Certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certifications pursuant to Rule 13a-14(b) and 18 USC 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Letter to our shareholders from the Annual Report 2016 is attached on page 73.

(101)
The following materials from The Eastern Company Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2016 and January 2, 2016, (ii) the Consolidated Statements of Income for the fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015, (iii) the Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2016, January 2, 2016, and January 3, 2015, (iv) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2016, January 2, 2016, and January 3, 2015, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2016, January 2, 2016, and January 3, 2015, and (vi) the Notes to Consolidated Financial Statements.