Form 10-Q
period 2017-04-01
EASTERN CO
filed 2017-05-05
CIK 31107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 1, 2017

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
Yes   [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company,” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ] Smaller reporting company [ ] Emerging growth company [ ]

If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding as of May 3, 2017
Common Stock, No par value	6,258,233

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	April 1, 2017	December 31, 2016
Current Assets
Cash and cash equivalents	$23,581,301	$22,725,376
Marketable securities	215,923	--
Accounts receivable, less allowances: $389,000 - 2017; $430,000 - 2016	19,961,027	18,135,792
Inventories	32,505,203	34,030,286
Prepaid expenses and other assets	1,979,789	1,858,471
Total Current Assets	78,243,243	76,749,925

Property, Plant and Equipment	65,444,168	64,911,071
Accumulated depreciation	(39,643,872)	(38,745,557)
	25,800,296	26,165,514

Goodwill	14,827,388	14,819,835
Trademarks	170,037	166,312
Patents, technology, and other intangibles net of accumulated amortization	1,686,815	1,764,449
Deferred income taxes	4,420,289	4,532,361
	21,104,529	21,282,957
TOTAL ASSETS	$125,148,068	$124,198,396

LIABILITIES AND SHAREHOLDERS’ EQUITY	April 1, 2017	December 31, 2016
Current Liabilities
Accounts payable	$7,964,163	$7,048,174
Accrued compensation	1,820,392	3,112,404
Other accrued expenses	2,139,592	1,812,647
Current portion of long-term debt	714,285	892,857
Total Current Liabilities	12,638,432	12,866,082

Other long-term liabilities	288,805	288,805
Long-term debt, less current portion	714,286	892,857
Accrued postretirement benefits	1,046,269	1,051,700
Accrued pension cost	26,445,249	26,631,438

Shareholders’ Equity
Voting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Nonvoting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Common Stock, no par value:
Authorized: 50,000,000 shares
Issued: 8,952,961 shares in 2017 and 8,950,827 shares in 2016
Outstanding: 6,258,233 shares in 2017 and 6,256,098 shares in 2016	29,188,131	29,146,622
Treasury Stock: 2,694,729 shares in 2017 and 2016	(19,105,723)	(19,105,723)
Retained earnings	96,460,017	95,631,216

Accumulated other comprehensive income (loss):
Foreign currency translation	(1,693,110)	(2,165,081)
Marketable securities, net of tax	(1,451)	--
Unrecognized net pension and postretirement benefit costs, net of tax	(20,832,837)	(21,039,520)
Accumulated other comprehensive loss	(22,527,398)	(23,204,601)
Total Shareholders’ Equity	84,015,027	82,467,514
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$125,148,068	$124,198,396

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	April 1, 2017	April 2, 2016
Net sales	$36,043,295	$33,101,657
Cost of products sold	(27,755,136)	(26,681,211)
Gross margin	8,288,159	6,420,446

Selling and administrative expenses	(6,051,958)	(5,459,582)
Operating profit	2,236,201	960,864

Interest expense	(21,024)	(36,285)
Other income	19,653	21,374
Income before income taxes	2,234,830	945,953

Income taxes	717,689	297,880
Net income	$1,517,141	$648,073

Earnings per share:
Basic	$.24	$.10

Diluted	$.24	$.10

Cash dividends per share:	$.11	$.11

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	April 1, 2017	April 2, 2016
Net income	$1,517,141	$648,073
Other comprehensive (loss) income:
Change in foreign currency translation	471,971	177,787
Change in marketable securities, net of tax benefit of: 2017 – ($792) 2016 – $ --	(1,451)	--
Change in pension and postretirement benefit costs, net of tax expense of: 2017 – $112,864 2016 – $233,167	206,683	424,531
Total other comprehensive (loss) income	677,203	602,318
Comprehensive income	$2,194,344	$1,250,391

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	April 1, 2017	April 2, 2016
Operating Activities
Net income	$1,517,141	$648,073
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	955,614	928,136
Unrecognized pension and postretirement benefits	127,926	851,929
(Gain)/loss on sale of equipment and other assets	33,098	19,780
Provision for doubtful accounts	6,381	--
Issuance of Common Stock for directors’ fees	41,509	39,601
Changes in operating assets and liabilities:
Accounts receivable	(1,719,513)	(339,041)
Inventories	1,689,822	1,254,683
Prepaid expenses and other	(84,755)	(127,991)
Other assets	(35,208)	(19,977)
Accounts payable	901,500	(1,336,219)
Accrued compensation	(1,321,648)	(1,099,262)
Other accrued expenses	279,730	(161,982)
Net cash provided by operating activities	2,391,597	657,730

Investing Activities
Marketable securities	(215,923)	--
Purchases of property, plant and equipment	(487,169)	(338,270)
Net cash used in investing activities	(703,092)	(338,270)

Financing Activities
Principal payments on long-term debt	(357,142)	(714,285)
Dividends paid	(688,340)	(687,439)
Net cash used in financing activities	(1,045,482)	(1,401,724)

Effect of exchange rate changes on cash	212,902	(4,636)
Net change in cash and cash equivalents	855,925	(1,086,900)

Cash and cash equivalents at beginning of period	22,725,376	17,814,986
Cash and cash equivalents at end of period	$23,581,301	$16,728,086

See accompanying notes.

THE EASTERN COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
April 1, 2017

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. Refer to the Company’s consolidated financial statements and notes thereto included in its Form 10-K for the year ended December 31, 2016 for additional information.

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

The condensed consolidated balance sheet as of December 31, 2016 has been derived from the audited consolidated balance sheet at that date.

Note B – Earnings Per Share

The denominators used in the earnings per share computations follow:

	Three Months Ended
	April 1, 2017	April 2, 2016
Basic:
Weighted average shares outstanding	6,256,496	6,247,760

Diluted:
Weighted average shares outstanding	6,256,496	6,247,760
Dilutive stock options	-	-
Denominator for diluted earnings per share	6,256,496	6,247,760

Note C – Inventories

The components of inventories follow:

	April 1, 2017	December 31, 2016

Raw material and component parts	$ 8,433,550	$ 8,829,236
Work in process	6,799,146	7,118,149
Finished goods	17,272,507	18,082,901
	$ 32,505,203	$ 34,030,286

Note D – Segment Information

Segment financial information follows:

	Three Months Ended
	April 1, 2017	April 2, 2016
Revenues:
Sales to unaffiliated customers:
Industrial Hardware	$15,442,825	$14,591,513
Security Products	13,917,489	14,197,217
Metal Products	6,682,981	4,312,927
	$36,043,295	$33,101,657

Income before income taxes:
Industrial Hardware	$566,792	$697,196
Security Products	994,437	1,128,196
Metal Products	674,972	(864,528)
Operating Profit	2,236,201	960,864
Interest expense	(21,024)	(36,285)
Other income	19,653	21,374
Income before income taxes	$2,234,830	$945,953

Note E – Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations – Clarifying the Definition of a business. ASU 2017-01 provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or dispositions of assets or businesses. The amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The amendment should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.  The Company is in the process of determining the effect that the adoption of ASU 2017-01 will have on the accompanying financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other: Simplifying the test for Goodwill Impairment. ASU 2017-04 provides guidance to simplify the subsequent measure of goodwill by eliminating Step 2 from the goodwill impairment test. The amendment is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The amendment should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period after January 1, 2017.  The Company is in the process of determining the effect that the adoption of ASU 2017-04 will have on the accompanying financial statements.

In February 2017, the FASB issued ASU No. 2017-06, Plan Accounting: Defined Benefit Pension Plans (Topic 960); Defined Contribution Pension Plans (Topic 962); Health and Welfare Benefit Plans (Topic 965): Employee Benefit Plan Master Trust Reporting. ASU 2017-06 provides guidance for reporting by an employee benefit plan for its interest in a master trust. The amendment is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The amendment should be applied retrospectively with earlier application permitted as of the beginning of an interim or annual reporting period after December 15, 2018.  The Company is in the process of determining the effect that the adoption of ASU 2017-06 will have on the accompanying financial statements.

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 provides guidance to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendment should be applied retrospectively with earlier application permitted as of the beginning of an interim or annual reporting period after December 15, 2017.  The Company is in the process of determining the effect that the adoption of ASU 2017-06 will have on the accompanying financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that could impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued, but are not yet effective, that might have a material impact on the consolidated financial statements of the Company.

Note F – Debt

On January 29, 2010, the Company signed a secured Loan Agreement (the “Loan Agreement”) with People’s United Bank (“People’s”) which included a $5,000,000 term portion (the “Original Term Loan”) and a $10,000,000 revolving credit portion.  On January 25, 2012, the Company amended the loan agreement by taking an additional $5,000,000 term loan (the “2012 Term Loan”).  Interest on the Original Term Loan portion of the Loan Agreement is fixed at 4.98%.  Interest on the 2012 Term Loan is fixed at 3.90%.  The interest rate on the revolving credit portion of the Loan Agreement varied based on the LIBOR rate or People’s Prime rate plus a margin spread of 2.25%, with a floor rate of 3.25% and a maturity date of January 31, 2014.  On January 23, 2014, the Company signed an amendment to its secured Loan Agreement with People’s which extended the maturity date of the $10,000,000 revolver portion of the Loan Agreement to July 1, 2016 and changed the interest rate to LIBOR plus 2.25%, eliminating the floor previously in place.  On June 9, 2016, the Company signed a third amendment to its secured Loan Agreement which extended the maturity date of the $10,000,000 revolver portion of the Loan Agreement to July 1, 2018.  The Company did not utilize the revolving credit facility during Fiscal 2016 or during the first three months of 2017.

The Company has loan covenants under the Loan Agreement which required the Company to maintain a fixed charge coverage ratio of at least 1.1 to 1, and minimum tangible net worth of $55 million. In addition, the Company has restrictions on, among other things, new capital leases, purchases or redemptions of its capital stock, mergers and divestitures, and new borrowing.  The Company was in compliance with all covenants in 2016 and for the three month period ended April 1, 2017.

On April 3, 2017, the Company signed an amended and restated loan agreement (the “Restated Loan Agreement”) with People’s United Bank that included a $31 million term portion and a $10 million revolving credit portion.  Proceeds of the loan were used to repay the remaining outstanding term loan of the Company (approximately $1,429,000) and to acquire 100% of the common stock of Velvac Holdings, Inc. (see Note M).  The term portion of the loan requires quarterly principal payments of $387,500 for a two-year period beginning July 3, 2017.  The repayment amount then increases to $775,000 per quarter beginning July 1, 2019.  The term loan is a five-year loan with the remaining balance due on March 1, 2022.  The revolving credit portion has a quarterly commitment fee ranging from 0.2% to 0.375% based on operating results.  Under the terms of the Restated Loan Agreement, this rate will be 0.25% for the first six months.  The revolving credit portion has a maturity date of April 1, 2022.  On April 3, 2017, the Company borrowed approximately $6.6 million on the revolving credit facility.

The interest rates on the term and revolving credit portion of the Restated Loan Agreement vary.  The interest rates may vary based on the LIBOR rate plus a margin spread of 1.75% to 2.50%.  The margin spread is based on operating results calculated on a rolling-four-quarter basis.  The Company may also borrow funds at the lender’s prime rate.  On April 3, 2017, the interest rate for one half ( $15.5 million) of the term portion was 2.98%, using a 1 month LIBOR rate and 3.15% on the remaining balance ($15.5 million) of the term loan based on a 3 month LIBOR rate. The interest rate on the first $5 million of the revolving credit portion was 2.98% with the remaining balance of approximately $1.6 million at 4.0%, the bank’s prime rate.

The Company’s loan covenants under the Restated Loan Agreement require the Company to maintain a consolidated minimum debt service coverage ratio of at least 1.1 to 1 for periods through December 31, 2018 and 1.2 to 1 thereafter to be tested quarterly on a twelve-month trailing basis.  In addition, the Company will be required to show a maximum total leverage ratio of 4.0x for periods through December 31, 2018, 3.5x for the period January 1, 2019 through December 31, 2019, 3.25x for the period January 1 2020 through December 31, 2020 and 3.0x thereafter.

On April 4, 2017, the Company entered into an interest rate swap contract with the lender with an original notational amount of $15,500,000, which is equal to 50% of the outstanding balance of the term loan on that date.  The notational amount will decrease on a quarterly basis beginning July 3, 2017 following the principal repayment schedule of the term loan.  The Company has a fixed interest rate of 1.92% on the swap contract and will pay the difference between the fixed rate and LIBOR when LIBOR is below 1.92% and will receive interest when the LIBOR rate exceeds 1.92%.

Note G – Goodwill

The following is a roll-forward of goodwill from year-end 2016 to the end of the first quarter 2017:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total

Beginning balance	$1,760,793	$13,059,042	$—	$14,819,835
Foreign exchange	7,553	—	—	7,553
Ending balance	$1,768,346	$13,059,042	$—	$14,827,388

Note H – Intangibles

The gross carrying amount and accumulated amortization of amortizable intangible assets:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total	Weighted-Average Amortization Period (Years)
2017 Gross Amount
Patents and developed technology	$2,166,937	$1,046,299	$--	$3,213,236	15.5
Customer relationships	--	449,706	--	449,706	5.0
Non-compete agreements	--	407,000	--	407,000	5.0
Intellectual property	--	307,370	--	307,370	5.0
Total Gross Intangibles	$2,166,937	$2,210,375	$--	$4,377,312	12.3

2017 Accumulated Amortization
Patents and developed technology	$1,550,992	$615,671	$--	$2,166,663
Customer relationships	--	202,368	--	202,368
Non-compete agreements	--	183,150	--	183,150
Intellectual property	--	138,316	--	138,316
Accumulated Amortization	$1,550,992	$1,139,505	$--	$2,690,497

Net April 1, 2017 per Balance Sheet	$615,945	$1,070,870	$--	$1,686,815

2016 Gross Amount
Patents and developed technology	$2,159,060	$1,035,374	$--	$3,194,434	15.6
Customer relationships	--	449,706	--	449,706	5.0
Non-compete agreements	--	407,000	--	407,000	5.0
Intellectual property	--	307,370	--	307,370	5.0
Total Gross Intangibles	$2,159,060	$2,199,450	$--	$4,358,510	12.3

2016 Accumulated Amortization
Patents and developed technology	$1,529,675	$598,756	$--	$2,128,431
Customer relationships	--	179,882	--	179,882
Non-compete agreements	--	162,800	--	162,800
Intellectual property	--	122,948	--	122,948
Accumulated Amortization	$1,529,675	$1,064,386	$--	$2,594,061

Net December 31, 2016 per Balance Sheet	$629,385	$1,135,064	$--	$1,764,449

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

Effective for the Fiscal 2017 year expense, the Company changed the method used to measure Service Cost and Interest Cost for pension and other postretirement benefits for our plans.  Previously, we measured interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligations.  For 2017, interest costs will be measured by applying the specific spot rates along the yield curve to the plans’ corresponding discounted cash flows that comprise the obligation (i.e., the Spot Rate approach).  The new method provides a more precise measurement of interest costs by aligning the timing of the plans’ discounted cash flows to the corresponding spot rates on the yield curve; the measurement of our pension and other postretirement benefit obligations is not affected.  We have accounted for this change as a change in accounting estimate, which is applied prospectively.  Consequently, combined pension expense for the Company’s pension plans and other postretirement plan under the Spot Rate approach for the three-month period ended April 1, 2017 is approximately $135,000 lower when compared to the prior approach.

Significant disclosures relating to these benefit plans for the first quarter of fiscal 2017 and 2016 follow:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Service cost	$317,360	$813,005	$6,847	$10,750
Interest cost	791,057	766,580	20,207	20,500
Expected return on plan assets	(1,195,895)	(1,243,941)	(12,874)	(11,750)
Amortization of prior service cost	36,438	50,143	(5,361)	(6,000)
Amortization of the net loss	307,870	627,055	(19,400)	(13,500)
Net periodic benefit cost	$256,830	$1,012,842	$(10,581)	$--

The Company’s funding policy with respect to its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations.  In 2017, the Company expects to contribute $700,000 into its pension plans and $103,000 into its postretirement plan. As of April 1, 2017, the Company has not made contributions into its pension plans and has contributed $45,000 to its postretirement plan and will make the remaining contributions as required during the remainder of the year.

The Company has a contributory savings plan under Section 401(k) of the Internal Revenue Code covering substantially all U.S. non-union employees. The plan allows participants to make voluntary contributions of up to 100% of their annual compensation on a pretax basis, subject to IRS limitations. The plan provides for contributions by the Company at its discretion.  This contribution rate is currently 50% of the first 6% of contributions by eligible participants.  The plan also provides for a transitional credit ranging from 0% to 4% to certain eligible emplyees who were active participants of the Salaried Retirement Plan at the time that benefits under the plan were frozen in Fiscal 2016, and a non-discretionary 3% of contributions to all eligible employees.

The Company made contributions to the plan as follows:

	For the Three Months Ended
	April 1, 2017	April 2, 2016
Regular matching contribution	$116,475	$56,231
Transitional credit contribution	135,370	--
Non-discretionary contribution	307,568	51,470
Total contributions made for the period	$559,413	$107,701

The non-discretionary contributions made in each of the periods disclosed above were expensed in the prior fiscal year.

Note J – Stock Based Compensation

The Company accounts for its stock based awards in accordance with Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”), which requires a fair value measurement and recognition of compensation expense for all share-based payment awards made to its employees and directors, including employee stock options and restricted stock awards. The Company estimates the fair value of stock options granted using the Black-Scholes valuation model. This model requires the Company to make estimates and assumptions including, among other things, estimates regarding the length of time an employee will retain vested stock options before exercising them, the estimated volatility of our common stock price and the number of options that will be forfeited prior to vesting. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Changes in these estimates and assumptions can materially affect the determination of the fair value of stock-based compensation and consequently, the related amount recognized in the Company’s consolidated statements of operations.

As of April 1, 2017, the Company had one stock option plan, the 2010 plan, for officers, other key employees, and non-employee directors.  Incentive stock options granted under the 2010 plan must have exercise prices that are not less than 100% of the fair market value of the stock on the dates the options are granted.  Restricted stock awards may also be granted to participants under the 2010 plan with restrictions determined by the Compensation Committee of the Company’s Board of Directors.  Under the 2010 plan, non-qualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Company’s Board of Directors.   No options or restricted stock were granted in the first quarter of 2017 or 2016.

The 2010 plan also permits the issuance of Stock Appreciation Rights (“SARs”).  The rights are in the form of an option with a cashless exercise price equal to the fair value of the Company’s stock at the date of grant.  During the first quarter of 2017, the Company issued 62,000 SARs at an exercise price of $19.10.  The SARs will vest over a three-year period and some are subject to meeting performance measurements.  When exercised, the Company will issue shares of Company stock with a value equal to the difference between the closing stock price on the date of exercise and the exercise price of the SAR’s.

Stock-based compensation expense in connection with SARs granted to employees and directors in the first quarter of Fiscal 2017 was approximately $7,000.

As of April 1, 2017, there were 438,000 shares of common stock reserved and available for future grant under the above noted 2010 plan.

	Three Months Ended April 1, 2017		Year Ended December 31, 2016
	Shares	Weighted - Average Exercise Price	Shares	Weighted - Average Exercise Price
Outstanding at beginning of period	--	$--	--	$--
Issued	62,000	19.10	--	--
Outstanding at end of period	62,000	19.10	--	--

SARs Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of April 1, 2017	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$19.10	--	4.8	$19.10

At April 1, 2017, outstanding and exercisable SARs had an intrinsic value of $0.

Note K – Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2013 and non-U.S. income tax examinations by tax authorities prior to 2010.

The total amount of unrecognized tax benefits could increase or decrease within the next twelve months for a number of reasons, including the closure of federal, state and foreign tax years by expiration of the statute of limitations and the recognition and measurement considerations under FASB Accounting Standards Codification (“ASC”) 740.  There have been no significant changes to the amount of unrecognized tax benefits during the three months ended April 1, 2017.  The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will not increase or decrease significantly over the next twelve months.

Note L - Financial Instruments and Fair Value Measurements

Financial Risk Management Objectives and Policies

The Company is exposed primarily to credit, interest rate and currency exchange rate risks which arise in the normal course of business.

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk for the Company is its receivable accounts with customers. The Company has established credit limits for customers and monitors their balances to mitigate the risk of loss. At April 1, 2017 and December 31, 2016, there were no significant concentrations of credit risk. No one customer represented more than 10% of the Company’s net trade receivables at April 1, 2017 or at December 31, 2016.  The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable.

Interest Rate Risk

On April 1, 2017, the Company has no exposure to the risk of changes in market interest rates as the interest rate on the outstanding term debt is fixed at 3.90%.

Fair Value Measurements

Assets and liabilities that require fair value measurement are recorded at fair value using market and income valuation approaches and considering the Company’s and counterparty’s credit risk. The Company uses the market approach and the income approach to value assets and liabilities as appropriate. There are no assets or liabilities requiring fair value measurements on April 1, 2017 or December 31, 2016 except for the marketable securities, a level 1 asset, which are immaterial to the total assets of the Company.

Note M – Subsequent Event

On April 3, 2017, the Company entered into Securities Purchase Agreement (the “Securities Purchase Agreement”) with Velvac Holdings, Inc., a Delaware corporation (“Velvec”), and specific individuals (collectively, the “Sellers”). Pursuant to the Securities Purchase Agreement, the Company acquired 100% of the issued and outstanding stock of Velvec from the Sellers (the “Acquisition”) for $39.5 million and an earnout consideration contingent upon Velvac achieving minimum earnings performance levels and based on sales of Velvac’s new proprietary Road-iQ product line (the “Earnout Consideration”).

Velvac is a premier designer and manufacturer of proprietary vision technology for original equipment manufacturers serving the heavy-duty and medium-duty truck, motorhome, and bus markets.  Approximately two-thirds of Velvac’s sales are represented by proprietary mirrors and camera-enabled vision systems that provide substantial value to their customers.  The remaining one-third of sales are represented by aftermarket components.  Velvac recorded net sales of approximately $60 million for Fiscal year 2016. Velvac maintains manufacturing operations in Reynoso, Mexico and has distribution facilities at its headquarters in New Berlin, Wisconsin; in El Paso, Texas; Anaheim, California; and in Toronto, Ontario, Canada.  Velvac also operates a facility in Bellingham, Washington in connection with the development of the new Road-iQ product line.

On April 3, 2017, the Company signed an amended and restated loan agreement (the “Loan Agreement”) with People’s United Bank that included a $31 million term portion and a $10 million revolving credit portion.  Proceeds of the loan were used to repay the remaining outstanding term loan of the Company (approximately $1,429,000) and to acquire 100% of the common stock of Velvac Holdings, Inc.  The term portion of the loan requires quarterly principal payments of $387,500 for a two-year period beginning July 3, 2017.  The repayment amount then increases to $775,000 per quarter beginning July 1, 2019.  The term loan is a five-year loan with the remaining balance due on March 1, 2022.  The revolving credit portion has a quarterly commitment fee ranging from 0.2% to 0.375% based on operating results.  Under the terms of the Agreement, this rate will be 0.25% for the first six months.

The revolving credit portion has a maturity date of April 1, 2022.  On April 3, 2017, the Company borrowed approximately $6.6 million on the revolving credit facility.

The interest rates on the term and revolving credit portion of the Restated Loan Agreement vary.  The interest rates may vary based on the LIBOR rate plus a margin spread of 1.75% to 2.50%.  The margin spread is based on operating results calculated on a rolling-four-quarter basis.  The Company may also borrow funds at the lender’s prime rate.  On April 3, 2017, the interest rate for one half ( $15.5 million) of the term portion was 2.98%, using a 1 month LIBOR rate and 3.15% on the remaining balance ($15.5 million) of the term loan based on a 3 month LIBOR rate. The interest rate on the first $5 million of the revolving credit portion was 2.98% with the remaining balance of approximately $1.6 million at 4.0%, the bank’s prime rate.

The Company’s loan covenants under the Restated Loan Agreement require the Company to maintain a consolidated minimum debt service coverage ratio of at least 1.1 to 1 for periods through December 31, 2018 and 1.2 to 1 thereafter to be tested quarterly on a twelve-month trailing basis.  In addition, the Company will be required to show a maximum total leverage ratio of 4.0x for periods through December 31, 2018, 3.5x for the period January 1, 2019 through December 31, 2019, 3.25x for the period January 1 2020 through December 31, 2020 and 3.0x thereafter.

On April 4, 2017, the Company entered into an interest rate swap contract with the lender with an original notational amount of $15,500,000, which is equal to 50% of the outstanding balance of the term loan on that date.  The notational amount will decrease on a quarterly basis beginning July 3, 2017 following the principal repayment schedule of the term loan.  The Company has a fixed interest rate of 1.92% on the swap contract and will pay the difference between the fixed rate and LIBOR when LIBOR is below 1.92% and will receive interest when the LIBOR rate exceeds 1.92%.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in the Company’s financial position and results of operations for the thirteen weeks ended April 1, 2017. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2016 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Certain statements set forth in this discussion and analysis of financial condition and results of operations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. They use such words as “may,” “will,” “expect,” “believe,” “plan” and other similar terminology. These statements reflect management’s current expectations regarding future events and operating performance and speak only as of the date of this report. These forward-looking statements involve a number of risks and uncertainties, and actual future results and trends may differ materially depending on a variety of factors, including changing customer preferences, lack of success of new products, loss of customers, competition, increased raw material prices, problems associated with foreign sourcing of parts and products, changes within our industry segments and in the overall economy, litigation, legislation and the impact of the acquisition and integration of Velvac Holdings, Inc. and its subsidiaries. In addition, terrorist threats and the possible responses by the U.S. and foreign governments, the effects on consumer demand, the financial markets, the travel industry, the trucking industry and other conditions increase the uncertainty inherent in forward-looking statements. Forward-looking statements reflect the expectations of the Company at the time they are made, and investors should rely on them only as expressions of opinion about what may happen in the future and only at the time they are made. The Company undertakes no obligation to update any forward-looking statement. Although the Company believes it has an appropriate business strategy and the resources necessary for its operations, future revenue and margin trends cannot be reliably predicted and the Company may alter its business strategies to address changing conditions.

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

Subsequent to the period covered by this report, on April, 3, 2017, the Company completed the acquisition of 100% of the issued and outstanding capital stock of Velvac Holdings, Inc. (“Velvac”) from its stockholders.  In connection with that acquisition, the Company entered into an amended and restated loan agreement with People’s United Bank, National Association.  Items 2.01 and 2.03 of the Company’s Form 8-K filed on April 4, 2017 are incorporated herein by reference.

Overview

Sales in the first quarter of 2017 increased 9% when compared to the first quarter of 2016.  The increase in sales is primarily the result of a 55% increase in sales in the Metal Products Segment.   Sales of our metal products increased by 55% due to the sharp increase in the demand from our customers in the U. S. coal industry. Sales in the Industrial Hardware segment increased 6% and decreased 2% in the Security Products segment, when compared to the first quarter of 2016. Consolidated sales volume of existing products increased by 6% in 2017 compared to the first quarter of 2016. The first quarter of 2017 was favorably affected by the introduction of new products which increased sales by 3%.

For the three months ended April 1, 2017, gross margin as a percentage of sales was 23% compared to 19% in the comparable period of 2016.  This increase was primarily the result of increased sales volume of mining products in the Metal Products segment causing higher utilization of the Company’s production capacity in the 2017 period.

Selling and administration costs increased $0.6 million or 11% in the first quarter of 2017 compared to the prior year period. The increase is the result of payroll related costs incurred in the first quarter of 2017.

In general, raw material prices have started to increase compared to 2016.  The Company believes it will be able to recover some of these additional costs from our customers through price increases wherever possible.  Currently, there is no indication that the Company will be unable to obtain supplies of all the raw materials that it requires.

The Company generated approximately $2,392,000 of cash from its operations during the first three months of 2017 compared to approximately $658,000 during the same period in 2016.  This increase is primarily due to the timing differences in the collections of accounts receivable, payments of liabilities, and changes in inventories, as well as the impact of increased earnings during the period.  Cash on hand and cash flow from operations, along with the result of controlling discretionary expenditures, should be sufficient to enable the Company to meet all its existing obligations and continue its quarterly dividend payments.

A more detailed analysis of the Company’s results of operations and financial condition follows:

Results of Operations

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of operations as a percentage of net sales, by segment:

	Three Months Ended April 1, 2017
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	78.1%	73.3%	82.2%	77.0%
Gross margin	21.9%	26.7%	17.8%	23.0%

Selling and administrative expense	18.2%	19.6%	7.7%	16.8%
Operating profit	3.7%	7.1%	10.1%	6.2%

	Three Months Ended April 2, 2016
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	77.3%	75.5%	108.6%	80.6%
Gross margin	22.7%	24.5%	-8.6%	19.4%

Selling and administrative expense	17.9%	16.5%	11.4%	16.5%
Operating profit	4.8%	7.9%	-20.0%	2.9%

The following table shows the amount of change for the first quarter of 2017 compared to the first quarter of 2016 in sales, cost of products sold, gross margin, selling and administrative expenses and operating results, by segment (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$ 851	$ (279)	$ 2,370	$ 2,942

Volume	2.1%	-2.6%	46.5%	5.9%
Prices	-0.3%	-0.3%	3.1%	0.1%
New products	4.0%	0.9%	5.3%	2.9%
	5.8%	-2.0%	54.9%	8.9%

Cost of products sold	$ 789	$ (524)	$ 808	$ 1,073
	7.0%	-4.9%	17.3%	4.0%

Gross margin	$ 62	$ 245	$ 1,562	$ 1,869
	1.9%	7.0%	419.2%	29.1%

Selling and administrative expenses	$ 192	$ 379	$ 22	$ 593
	7.3%	16.2%	4.5%	10.9%

Operating profit	$ (130)	$ (134)	$ 1,540	$ 1,276
	-18.7%	-11.9%	178.1%	132.6%

Industrial Hardware Segment

Net sales in the Industrial Hardware segment were up 5.8% in the first quarter of 2017 compared to the prior year quarter. The higher sales in the first quarter of 2017 reflected increased sales of new products by 4.0%.  The majority of this increase came from an increase in sales in composite panels.

Cost of products sold for the Industrial Hardware segment increased $0.8 million or 7.0% in the first quarter of 2017 compared to the first quarter of 2016.  The most significant factors resulting in changes in cost of products sold in the 2017 quarter compared to the 2016 quarter included:

■ an increase of $1.1 million or 17% in raw materials;
▪ an increase of $0.1 million or 91% in maintenance and repair;
▪ and a decrease of $0.3 million or 10% in payroll and payroll related charges;

Gross margin as a percentage of net sales for the Industrial Hardware segment was 22% in the first quarter 2017 compared to 23% in 2016.  The decrease in gross margin for the 2017 period reflects the mix of products produced and the changes in cost of products sold discussed above.

Selling and administrative expenses in the Industrial Hardware segment increased $0.2 million or 7% from 2016 to 2017.  The most significant factor resulting in changes in selling and administrative expenses in the Industrial Hardware segment in 2017 compared to 2016 were:

▪ an increase of $0.4 million or 20% in payroll and payroll related costs;
▪ and a decrease of $0.1 million or 54% in headquarter charges.

Security Products Segment

Net sales in the Security Products segment decreased 2% in the first quarter of 2017 compared to the first quarter of 2016.  The decrease in sales came from a reduction of sales volume of existing products to the commercial laundry market.

Cost of products sold for the Security Products segment decreased $0.5 million or 5% in 2017 as compared to the first quarter of 2016.  The most significant factors resulting in changes in cost of products sold in the first quarter of 2017 compared to 2016 quarter included:

▪ a decrease of $0.6 million or 9% in raw materials.
▪ a decrease of $0.2 million or 10% in payroll and payroll related items;
▪ and an increase of $0.2 million or 80% in shipping costs.

Gross margin as a percentage of net sales for the Security Products segment was 27% in the first quarter 2017 compared to 25% in 2016.  The increase in gross margin for the 2017 period reflects the mix of products produced and the changes in cost of products sold discussed above.

Selling and administrative expenses in the Security Products segment increased $0.4 million or 16% in the first quarter of 2017 compared to the same period in 2016. The most significant factors resulting in changes in selling and administrative expenses in the Security Products segment in 2017 compared to 2016 were:

▪ an increase of $0.3 million or 18% in payroll and payroll related costs;
▪ and an increase of $0.1 million or 34% in other administrative expenses.

Metal Products Segment

Net sales in the Metal Products segment increased 55% in the first quarter of 2017 as compared to the prior year period. Sales volume of mining products were higher by 47% and sales of contract castings products were higher by 5% from the prior year levels.

Cost of products sold for the Metal Products segment increased $0.8 million or 17% in the first quarter of 2017 compared to the same period in 2016.  The cost increase is the result of the increase in sales in the first quarter of 2017 as compared to the first quarter of 2016.  The most significant factors resulting in changes in cost of products sold in the first quarter of 2017 compared to the 2016 first quarter included:

▪ an increase of $0.7 million or 97% in raw materials;
▪ an increase of $0.1 million or 100% in outside parts and processing;
▪ an increase of $0.2 million or 45% in supplies and tools;
▪ and a decrease of $0.2 million or 44% in maintenance and repair costs.

Gross margin as a percentage of net sales increased from -9% in the first quarter of 2016 to 18% for the 2017 quarter.  The increase is primarily due to an increase in sales and an increase of productive capacity being consumed.

Selling and administrative expenses in the Metal Products segment was virtually equal in the first quarter of 2017 compared to the same period in 2016.

Other Items

Interest expense decreased 42% in the first quarter of 2017 compared to the prior year period due to the decreased level of debt.

Other income for both periods presented was not material to the financial statements.

Income taxes reflected the change in the operating results.  The effective tax rate in the first quarter of 2017 was 32.0% and was comparable to the 2016 effective rate which was 31.5%.

Liquidity and Sources of Capital

The Company generated approximately $2,392,000 of cash from its operations during the first three months of 2017 compared to approximately $658,000 during the same period in 2016.  The increase in cash flows in the 2017 quarter compared to the prior year period was primarily the result of increased sales and profitability during the 2017 period, and the associated timing differences in the collections of accounts receivable, payments of liabilities, and changes in inventories.  Cash flow from operations coupled with cash on hand at the beginning of the year was sufficient to fund capital expenditures, debt service, and dividend payments.

The Company acquired marketable securities totaling approximately $216,000 during the period.  Marketable securities are being acquired for investment purposes.  Additions to property, plant and equipment were approximately $487,000 for the first three months of 2017 and $338,000 for the same period in 2016.  Total capital expenditures for 2017 are expected to be approximately $2.5 million.  As of April 1, 2017, there was approximately $200,000 of outstanding commitments for capital expenditures.

The following table shows key financial ratios at the end of each period:

	First Quarter 2017	First Quarter 2016	Year End 2016
Current ratio	6.2	5.9	6.0
Average days’ sales in accounts receivable	51	50	49
Inventory turnover	3.4	3.0	3.0
Total debt to shareholders’ equity	1.7%	3.1%	2.2%

The following table shows important liquidity measures as of the balance sheet date for each period below (in millions):

	First	First	Year
	Quarter	Quarter	End
	2017	2016	2016
Cash and cash equivalents
- Held in the United States	$11.4	$5.8	$11.2
- Held by a foreign subsidiary	12.2	10.9	11.5
	23.6	16.7	22.7
Working capital	65.6	61.1	63.9
Net cash provided by operating activities	2.4	0.7	12.4
Change in working capital impact on net cash (used) in operating activities	(0.3)	(1.8)	(0.5)
Net cash (used) in investing activities	(0.7)	(0.3)	(2.9)
Net cash (used) in financing activities	(1.0)	(1.4)	(4.2)

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

Total inventories of $32.5 million declined 4% in the first quarter of 2017 as compared to the $34.0 million end of Fiscal 2016; and declined 9% as compared to the $35.7 million at the end of the first quarter of 2016.  Accounts receivable were $20.0 million compared to $18.1 million at year-end 2016 and $17.9 million at the end of the first quarter of 2016.

On April 3, 2017, the Company signed an amended and restated loan agreement (the “Restated Loan Agreement”) with People’s United Bank that included a $31 million term portion and a $10 million revolving credit portion.  Proceeds of the loan were used to repay the remaining outstanding term loan of the Company (approximately $1,429,000) and to acquire 100% of the common stock of Velvac Holdings, Inc.  The term portion of the loan requires quarterly principal payments of $387,500 for a two-year period beginning July 3, 2017.  The repayment amount then increases to $775,000 per quarter beginning July 1, 2019.  The term loan is a five-year loan with the remaining balance due on March 1, 2022.  The revolving credit portion has a quarterly commitment fee ranging from 0.2% to 0.375% based on operating results.  Under the terms of the Restated Loan Agreement, this rate will be 0.25% for the first six months.  The revolving credit portion has a maturity date of April 1, 2022.  On April 3, 2017, the Company borrowed approximately $6.6 million on the revolving credit facility.

The interest rates on the term and revolving credit portion of the Restated Loan Agreement vary.  The interest rates may vary based on the LIBOR rate plus a margin spread of 1.75% to 2.50%.  The margin spread is based on operating results calculated on a rolling-four-quarter basis.  The Company may also borrow funds at the lender’s prime rate.  On April 3, 2017, the interest rate for one half ( $15.5 million) of the term portion was 2.98%, using a 1 month LIBOR rate and 3.15% on the remaining balance ($15.5 million) of the term loan based on a 3 month LIBOR rate. The interest rate on the first $5 million of the revolving credit portion was 2.98% with the remaining balance of approximately $1.6 million at 4.0%, the bank’s prime rate.

The Company’s loan covenants under the Restated Loan Agreement require the Company to maintain a consolidated minimum debt service coverage ratio of at least 1.1 to 1 for periods through December 31, 2018 and 1.2 to 1 thereafter to be tested quarterly on a twelve-month trailing basis.  In addition, the Company will be required to show a maximum total leverage ratio of 4.0x for periods through December 31, 2018, 3.5x for the period January 1, 2019 through December 31, 2019, 3.25x for the period January 1 2020 through December 31, 2020 and 3.0x thereafter.

On April 4, 2017, the Company entered into an interest rate swap contract with the lender with an original notational amount of $15,500,000, which is equal to 50% of the outstanding balance of the term loan on that date.  The notational amount will decrease on a quarterly basis beginning July 3, 2017 following the principal repayment schedule of the term loan.  The Company has a fixed interest rate of 1.92% on the swap contract and will pay the difference between the fixed rate and LIBOR when LIBOR is below 1.92% and will receive interest when the LIBOR rate exceeds 1.92%.

Cash on hand, cash flow from operating activities and funds available under the revolving credit portion of the Company’s Restated Loan Agreement are expected to be sufficient to cover future foreseeable working capital requirements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from what was reported in the 2016 Annual Report on Form 10-K.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of the end of the quarter ended April 1, 2017, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 240.13a-15.  As defined in Exchange Act Rules 240.13a-15(e) and 240.15d-15(e), “the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based upon that evaluation, the CEO and CFO concluded that the Company’s current disclosure controls and procedures were effective as of the April 1, 2017 evaluation date.

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

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

During 2010, the Company was contacted by the State of Illinois regarding potential ground contamination at our plant in Wheeling, Illinois.  The Company signed up with a voluntary remediation program in Illinois and has engaged an environmental clean-up company to perform testing and develop a remediation plan.  Since 2010, the environmental company has completed a number of tests and a final remediation system design is currently being reviewed and should be approved in the second quarter of 2017.  The total cost for the proposed remediation system will be approximately $50,000.

There are no other legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which either the Company or any of its subsidiaries is a party or to which any of their property is the subject.

ITEM 1A – RISK FACTORS

In addition to the risk factors reported in the 2016 Annual Report on Form 10-K, the inability to identify or complete acquisitions could limit future growth. As part of its growth strategy, the Company continues to pursue acquisitions of complementary products or businesses. The ability to grow through acquisitions depends upon the Company’s ability to identify, negotiate, complete and integrate suitable acquisitions. The Company makes certain assumptions based on the information provided by potential acquisition candidates and also conducts due diligence to ensure the information provided is accurate and based on reasonable assumptions. However, the Company may be unable to realize the anticipated benefits from an acquisition or predict accurately how an acquisition will ultimately affect the business, financial condition or results of operations.

Our business is subject to a number of risks, some of which are beyond our control. In addition to the other information set forth in this report, the Company’s stockholders should carefully consider the factors discussed in Item 1A. - “Risk Factors” of our Annual Report on Form 10- K for the fiscal year ended December 31, 2017, as filed with the SEC on March 15, 2017 that could have a material adverse effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of March 31, 2017, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.

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

99(1)) The Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 is incorporated herein by reference.

99(2)) Form 8-K filed on April 10, 2017 setting forth the press release reporting the fourth quarter and full year earnings for 2016 is incorporated herein by reference.

99(3)) Form 8-K filed on April 3, 2017 setting forth the acquisition of Velvac Holdings, Inc. and the amendment and restatement of the Company’s loan agreement with People’s United Bank, N.A. is incorporated herein by reference.

99(4)) Form 8-K filed on April 18, 2017 setting forth an amendment to the Employment Agreement with the Company’s President and Chief Executive Officer is incorporated herein by reference.

99(5)) Form 8-K filed on May XX, 2017 setting forth the press release reporting the Company’s earnings for the quarter ended April 1, 2017 is incorporated herein by reference.

99(6)) Form 8-K filed on May XX, 2017 setting forth the results of the annual meeting of the Shareholders of the Company which was held on May 3, 2017 is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE EASTERN COMPANY
(Registrant)
DATE: May 5, 2017	/s/August M. Vlak
August M. Vlak President and Chief Executive Officer

DATE: May 5, 2017	/s/John L. Sullivan III
John L. Sullivan III Vice President and Chief Financial Officer

DATE: May 5, 2017	/s/Angelo M. Labbadia
Angelo M. Labbadia Chief Operating Officer