Form 10-Q
period 2017-07-01
EASTERN CO
filed 2017-08-07
CIK 31107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 1, 2017

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM                          TO

Commission File Number:    001-35383

THE EASTERN COMPANY
(Exact name of registrant as specified in its charter)

Connecticut	06-0330020
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

112 Bridge Street, Naugatuck, Connecticut	06770
(Address of principal executive offices)	(Zip Code)

(203) 729-2255
(Registrant's telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒       No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☒        No☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐       No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding as of July 27, 2017
Common Stock, No par value	6,259,568

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	July 1, 2017	December 31, 2016
Current Assets
Cash and cash equivalents	$19,078,802	$22,725,376
Marketable securities	318,039	--
Accounts receivable, less allowances: $480,000 - 2017; $430,000 - 2016	28,928,146	18,135,792
Inventories	44,076,734	34,030,286
Prepaid expenses and other assets	3,544,990	1,858,471
Total Current Assets	95,946,711	76,749,925

Property, Plant and Equipment	69,654,698	64,911,071
Accumulated depreciation	(40,360,786)	(38,745,557)
	29,293,912	26,165,514

Goodwill	32,355,458	14,819,835
Trademarks	3,680,037	166,312
Patents, technology, and other intangibles net of accumulated amortization	9,453,914	1,764,449
Deferred income taxes	1,320,761	4,532,361
	46,810,170	21,282,957
TOTAL ASSETS	$172,050,793	$124,198,396

LIABILITIES AND SHAREHOLDERS' EQUITY	July 1, 2017	December 31, 2016
Current Liabilities
Accounts payable	$14,741,022	$7,048,174
Accrued compensation	2,608,051	3,112,404
Other accrued expenses	5,742,570	1,812,647
Current portion of long-term debt	6,549,830	892,857
Total Current Liabilities	29,641,473	12,866,082

Other long-term liabilities	288,805	288,805
Long-term debt, less current portion	29,450,000	892,857
Accrued postretirement benefits	1,031,444	1,051,700
Accrued pension cost	26,243,605	26,631,438

Shareholders' Equity
Voting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Nonvoting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Common Stock, no par value:
Authorized: 50,000,000 shares
Issued: 8,954,297 shares in 2017 and 8,950,827 shares in 2016
Outstanding: 6,259,568 shares in 2017 and 6,256,098 shares in 2016	29,228,593	29,146,622
Treasury Stock: 2,694,729 shares in 2017 and 2016	(19,105,723)	(19,105,723)
Retained earnings	97,237,844	95,631,216

Accumulated other comprehensive income (loss):
Foreign currency translation	(1,281,258)	(2,165,081)
Marketable securities, net of tax	(57,836)	--
Unrecognized net pension and postretirement benefit costs, net of tax	(20,626,154)	(21,039,520)
Accumulated other comprehensive loss	(21,965,248)	(23,204,601)
Total Shareholders' Equity	85,395,466	82,467,514
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$172,050,793	$124,198,396

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months Ended		Three Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net sales	$94,088,038	$69,984,969	$58,044,743	$36,883,312
Cost of products sold	(71,795,204)	(54,962,920)	(44,040,068)	(28,281,709)
Gross margin	22,292,834	15,022,049	14,004,675	8,601,603

Selling and administrative expenses	(17,570,171)	(10,955,317)	(11,518,213)	(5,495,735)
Operating profit	4,722,663	4,066,732	2,486,462	3,105,868

Interest expense	(332,678)	(68,669)	(311,654)	(32,384)
Other income	55,765	26,518	36,112	5,144
Income before income taxes	4,445,750	4,024,581	2,210,920	3,078,628

Income taxes	1,462,207	1,288,671	744,518	990,791
Net income	$2,983,543	$2,735,910	$1,466,402	$2,087,837

Earnings per Share:
Basic	$.48	$.44	$.23	$.33

Diluted	$.47	$.44	$.23	$.33

Cash dividends per share:	$.22	$.22	$.11	$.11

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Six Months Ended		Three Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net income	$2,983,543	$2,735,910	$1,466,402	$2,087,837
Other comprehensive income/(loss):
Change in foreign currency translation	883,823	(79,866)	411,852	(257,653)
Change in marketable securities, net of
tax benefit of:
2017 – $5,553 and $6,345,
respectively	10,169	—	11,620	—
2016 - $ —
Change in fair value of derivative financial instrument, net of income tax benefit $41,680	(68,005)	—	(68,005)	—
Change in pension and postretirement benefit costs, net of taxes of: 2017 – $225,727 and $112,864 respectively 2016 – $488,081 and $721,248, respectively	413,366	(888,656)	206,683	1,313,187
Total other comprehensive income	1,239,353	(968,522)	562,150	(1,570,840)
Comprehensive income	$4,222,896	$1,767,388	$2,028,552	$516,997

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	July 1, 2017	July 2, 2016
Operating Activities
Net income	$2,983,543	$2,735,910
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,536,319	1,849,128
Unrecognized pension and postretirement benefits	231,005	1,454,353
Loss on sale of equipment and other assets	48,618	39,702
Provision for doubtful accounts	24,866	—
Issuance of Common Stock for directors' fees	81,970	74,561
Changes in operating assets and liabilities:
Accounts receivable	(4,519,266)	(2,318,859)
Inventories	3,249,443	2,864,295
Prepaid expenses and other	(1,636,168)	461,524
Other assets	970,284	(40,364)
Accounts payable	956,626	236,787
Accrued compensation	(822,861)	(877,879)
Other accrued expenses	3,204,161	(399,298)
Net cash provided by operating activities	6,308,540	6,079,860

Investing Activities
Marketable securities	(318,039)	—
Business Acquisition, net of cash acquired	(42,148,000)	—
Purchases of property, plant and equipment	(708,499)	(1,084,325)
Net cash used in investing activities	(43,174,538)	(1,084,325)

Financing Activities
Proceeds from issuance of long-term debt	31,000,000	—
Proceeds from short term borrowings	6,614,611	—
Payments on revolving credit note	(1,614,611)	—
Principal payments on long-term debt	(1,785,714)	(1,071,428)
Dividends paid	(1,376,914)	(1,375,145)
Net cash provided by (used in) financing activities	32,837,372	(2,446,573)

Effect of exchange rate changes on cash	382,052	(117,865)
Net change in cash and cash equivalents	(3,646,574)	2,431,097

Cash and cash equivalents at beginning of period	22,725,376	17,814,986
Cash and cash equivalents at end of period	$19,078,802	$20,246,083

See accompanying notes.

THE EASTERN COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
July 1, 2017

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. Refer to the consolidated financial statements of The Eastern Company (the "Company") and the notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2016 for additional information.

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

On April 3, 2017, the Company completed a Securities Purchase Agreement (the "Securities Purchase Agreement") with Velvac Holdings, Inc., a Delaware corporation ("Velvac"), Jeffery R. Porter, W. Greg Bland, John Backovitch, Dave Otto, Bob Otto, Timothy Rintelman, Robert Brester, Dan Mcgrew, Mark Moeller; and Prospect Partners II, L.P. (collectively, the "Sellers"). Pursuant to the Securities Purchase Agreement, the Company acquired 100% of the issued and outstanding stock of Velvac from the Sellers (the "Acquisition") for $39.5 million and an earnout consideration contingent upon Velvac achieving minimum earnings performance levels and based on sales of Velvac's new proprietary Road-iQ product line (the "Earnout Consideration"). The Acquisition was financed with a $31 million term loan from People's United Bank, National Association ("People's"), a $5 million draw down on the Company's $10 million revolving credit facility with People's and $3.5 million in cash. Please refer to the Form 8-K filed on April 7, 2017 and the amendment thereto filed on June 19, 2017 for further details.

The condensed consolidated balance sheet as of December 31, 2016 has been derived from the audited consolidated balance sheet as of that date.

Note B – Earnings Per Share

The denominators used in the earnings per share computations are as follows:

	Six Months Ended		Three Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Basic:
Weighted average shares outstanding	6,257,482	6,249,042	6,258,467	6,250,326

Diluted:
Weighted average shares outstanding	6,257,482	6,249,042	6,258,467	6,250,326
Dilutive stock options	13,436	--	26,872	--
Denominator for diluted earnings per share	6,270,918	6,249,042	6,285,339	6,250,326

Note C – Inventories, Net

The components of inventories are as follows:

	July 1, 2017	December 31, 2016

Raw material and component parts	$11,435,810	$8,829,236
Work in process	9,219,574	7,118,149
Finished goods	23,421,350	18,082,901
	$44,076,734	$34,030,286

Note D – Segment Information

Segment financial information are as follows:

	Six Months Ended		Three Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Revenues:
Sales to unaffiliated customers:
Industrial Hardware	$50,541,057	$30,478,161	$35,098,231	$15,886,648
Security Products	30,117,055	30,074,127	16,199,567	15,876,910
Metal Products	13,429,926	9,432,681	6,746,945	5,119,754
	$94,088,038	$69,984,969	$58,044,743	$36,883,312

Income before income taxes:
Industrial Hardware	$1,064,263	$2,194,472	$497,471	$1,497,277
Security Products	2,685,795	2,920,847	1,691,358	1,792,650
Metal Products	972,605	(1,048,587)	297,633	(184,059)
Operating Profit	4,722,663	4,066,732	2,486,462	3,105,868
Interest expense	(332,678)	(68,669)	(311,654)	(32,384)
Other income	55,765	26,518	36,112	5,144
	$4,445,750	$4,024,581	$2,210,920	$3,078,628

Note E – Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations – Clarifying the Definition of a Business. ASU 2017-01 provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or dispositions of assets or businesses. The amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The amendment should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.  The Company does not expect that the adoption of ASU 2017-01 will have a material impact on the accompanying financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment. ASU 2017-04 provides guidance to simplify the subsequent measure of goodwill by eliminating Step 2 from the goodwill impairment test. The amendment is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The amendment should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period after January 1, 2017.  The Company does not expect that the adoption of ASU 2017-04 will have a material impact on the accompanying financial statements.

In February 2017, the FASB issued ASU No. 2017-06, Plan Accounting: Defined Benefit Pension Plans (Topic 960); Defined Contribution Pension Plans (Topic 962); Health and Welfare Benefit Plans (Topic 965): Employee Benefit Plan Master Trust Reporting. ASU 2017-06 provides guidance for reporting by an employee benefit plan for its interest in a master trust. The amendment is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The amendment should be applied retrospectively with earlier application permitted as of the beginning of an interim or annual reporting period after December 15, 2018.  The Company does not expect that the adoption of ASU 2017-06 will have a material impact on the accompanying financial statements.

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 provides guidance to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendment should be applied retrospectively with earlier application permitted as of the beginning of an interim or annual reporting period after December 15, 2017.  The Company does not expect that the adoption of ASU 2017-07 will have a material impact on the accompanying financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that could impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued, but are not yet effective, that might have a material impact on the consolidated financial statements of the Company.

Note F – Debt

On January 29, 2010, the Company signed a secured Loan Agreement (the "Loan Agreement") with People's United Bank ("People's") which included a $5,000,000 term portion (the "Original Term Loan") and a $10,000,000 revolving credit portion.  On January 25, 2012, the Company amended the loan agreement by taking an additional $5,000,000 term loan (the "2012 Term Loan").  Interest on the Original Term Loan portion of the Loan Agreement is fixed at 4.98%.  Interest on the 2012 Term Loan is fixed at 3.90%.  The interest rate on the revolving credit portion of the Loan Agreement varied based on the LIBOR rate or People's Prime rate plus a margin spread of 2.25%, with a floor rate of 3.25% and a maturity date of January 31, 2014.  On January 23, 2014, the Company signed an amendment to its secured Loan Agreement with People's which extended the maturity date of the $10,000,000 revolver portion of the Loan Agreement to July 1, 2016 and changed the interest rate to LIBOR plus 2.25%, eliminating the floor previously in place.  On June 9, 2016, the Company signed a third amendment to its secured Loan Agreement which extended the maturity date of the $10,000,000 revolver portion of the Loan Agreement to July 1, 2018.  On April 3, 2017, the Company signed an amended and restated loan agreement (the "Restated Loan Agreement") with People's United Bank that included a $31 million term portion and a $10 million revolving credit portion.  Proceeds of the loan were used to repay the remaining outstanding term loan of the Company (approximately $1,429,000) and to acquire 100% of the common stock of Velvac Holdings, Inc. (see Note M).  The term portion of the loan requires quarterly principal payments of $387,500 for a two-year period beginning July 3, 2017.  The repayment amount then increases to $775,000 per quarter beginning July 1, 2019.  The term loan is a five-year loan with any remaining outstanding balance due on March 1, 2022.  The revolving credit portion has a quarterly commitment fee ranging from 0.2% to 0.375% based on operating results.  Under the terms of the Restated Loan Agreement, this quarterly commitment fee will be 0.25% for the first six months.  The revolving credit portion has a maturity date of April 1, 2022.  On April 3, 2017, the Company borrowed approximately $6.6 million on the revolving credit facility. The Company subsequently paid off $1.6 million on the revolving credit facility leaving a balance on the credit facility of $5 million.

The interest rates on the term and revolving credit portion of the Restated Loan Agreement vary.  The interest rates may vary based on the LIBOR rate plus a margin spread of 1.75% to 2.50%.  The margin spread is based on operating results calculated on a rolling-four-quarter basis.  The Company may also borrow funds at the lender's prime rate.  On July 1, 2017, the interest rate for one half ($15.5 million) of the term portion was 3.23%, using a 1 month LIBOR rate and 3.30% on the remaining balance ($15.5 million) of the term loan based on a 3 month LIBOR rate. The interest rate on the $5 million of the revolving credit portion was 3.23%.

The Company's loan covenants under the Restated Loan Agreement require the Company to maintain a consolidated minimum debt service coverage ratio of at least 1.1 to 1 for periods through December 31, 2018 and 1.2 to 1 thereafter, which is to be tested quarterly on a twelve-month trailing basis.  In addition, the Company will be required to show a maximum total leverage ratio of 4.0x for periods through December 31, 2018, 3.5x for the periods from January 1, 2019 through December 31, 2019, 3.25x for the periods from January 1, 2020 through December 31, 2020 and 3.0x thereafter.  The Company was in compliance with all covenants for the three month period ended July 1, 2017.

On April 4, 2017, the Company entered into an interest rate swap contract with the lender with an original notional amount of $15,500,000, which is equal to 50% of the outstanding balance of the term loan on that date.  The notional amount will decrease on a quarterly basis beginning July 3, 2017 following the principal repayment schedule of the term loan.  The Company has a fixed interest rate of 1.92% on the swap contract and will pay the difference between the fixed rate and the LIBOR rate when the LIBOR rate is below 1.92% and will receive interest when the LIBOR rate exceeds 1.92%.

Note G – Goodwill

The following is a roll-forward of goodwill from year-end 2016 to the end of the second quarter of 2017:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total

Beginning balance	$1,760,793	$13,059,042	$—	$14,819,835
Investment - Velvac	17,502,024	—	—	17,502,024
Foreign exchange	33,599	—	—	33,599
Ending balance	$19,296,416	$13,059,042	$—	$32,355,458

Note H – Intangibles

The gross carrying amount and accumulated amortization of amortizable intangible assets are as follows:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total	Weighted-Average Amortization Period (Years)
2017 Gross Amount
Patents and developed technology	$6,608,772	$1,047,844	$--	$7,656,616	12.9
Customer relationships	3,650,000	449,706	--	4,099,706	9.5
Non-compete agreements	--	407,000	--	407,000	5.0
Intellectual property	--	307,370	--	307,370	5.0
Total Gross Intangibles	$10,258,772	$2,211,920	$--	$12,470,692	11.2

2017 Accumulated Amortization
Patents and developed technology	$1,704,323	$639,168	$--	$2,343,491
Customer relationships	91,250	224,853	--	316,103
Non-compete agreements	--	203,500	--	203,500
Intellectual property	--	153,684	--	153,684
Accumulated Amortization	$1,795,573	$1,221,205	$--	$3,016,778

Net July 1, 2017 per Balance Sheet	$8,463,199	$990,715	$--	$9,453,914

2016 Gross Amount
Patents and developed technology	$2,159,060	$1,035,374	$--	$3,194,434	15.6
Customer relationships	--	449,706	--	449,706	5.0
Non-compete agreements	--	407,000	--	407,000	5.0
Intellectual property	--	307,370	--	307,370	5.0
Total Gross Intangibles	$2,159,060	$2,199,450	$--	$4,358,510	12.3

2016 Accumulated Amortization
Patents and developed technology	$1,529,675	$598,756	$--	$2,128,431
Customer relationships	--	179,882	--	179,882
Non-compete agreements	--	162,800	--	162,800
Intellectual property	--	122,948	--	122,948
Accumulated Amortization	$1,529,675	$1,064,386	$--	$2,594,061

Net December 31, 2016 per Balance Sheet	$629,385	$1,135,064	$--	$1,764,449

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

Effective for fiscal year 2017, the Company changed the method used to measure Service Cost and Interest Cost for pension and other postretirement benefits for the Company's plans.  Previously, the Company measured interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligations.  For fiscal year 2017, interest costs will be measured by applying the specific spot rates along the yield curve to the plans' corresponding discounted cash flows that comprise the obligation (i.e., the Spot Rate approach).  This new method provides a more precise measurement of interest costs by aligning the timing of the plans' discounted cash flows to the corresponding spot rates on the yield curve; the measurement of our pension and other postretirement benefit obligations is not affected.  The Company has accounted for this change as a change in accounting estimate, which is applied prospectively.  Consequently, combined pension expense for the Company's pension plans and other postretirement plan under the Spot Rate approach for the six-month period ended July 1, 2017 is approximately $270,000 lower when compared to the prior approach that the Company used.

Significant disclosures relating to these benefit plans for the second quarter and first six months of fiscal years 2017 and 2016 are as follows:

	Pension Benefits
	Six Months Ended		Three Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Service cost	$634,718	$1,341,557	$317,358	$528,552
Interest cost	1,582,112	1,774,343	791,055	1,007,763
Expected return on plan assets	(2,391,787)	(2,482,172)	(1,195,892)	(1,238,231)
Amortization of prior service cost	72,874	100,284	36,436	50,141
Amortization of the net loss	615,743	1,042,148	307,873	415,093
Net periodic benefit cost	$513,660	$1,776,160	$256,830	$763,318

	Postretirement Benefits
	Six Months Ended		Three Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Service cost	$13,695	$14,650	$6,848	$3,900
Interest cost	40,414	47,436	20,207	26,936
Expected return on plan assets	(25,747)	(23,766)	(12,873)	(12,016)
Amortization of prior service cost	(10,722)	(11,945)	(5,361)	(5,945)
Amortization of the net loss	(38,801)	(46,961)	(19,401)	(33,461)
Net periodic benefit cost	$(21,161)	$(20,586)	$(10,580)	$(20,586)

The Company's funding policy with respect to its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations.  In 2017, the Company expects to contribute $700,000 into its pension plans and $103,000 into its postretirement plan.  As of July 1, 2017 the Company has contributed $161,000 into its pension plans and $72,000 into its postretirement plan and will make the remaining contributions as required during the remainder of the year.

The Company has contributory savings plans under Section 401(k) of the Internal Revenue Code covering substantially all non-union employees. The plan allows participants to make voluntary contributions of up to 100% of their annual compensation on a pretax basis, subject to IRS limitations. The plan provides for contributions by the Company at its discretion.  The 401(k) Plan also provides for a transitional credit to certain eligible employees who were active participants of the Salaried Retirement Plan at the time that benefits under the plan were frozen in Fiscal 2016, and a non-discretionary contribution to all eligible employees.

The Company made contributions to the plan as follows:

	Six Months Ended		Three Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Regular matching contribution	$235,423	$132,048	$118,947	$75,817
Transitional credit contribution	231,072	41,548	95,702	41,548
Non-discretionary contribution	323,232	51,470	15,664	--
Total contributions for the period	$789,727	$225,066	$230,313	$117,365

The non-discretionary contributions made in each of the periods disclosed above were expensed in the prior fiscal year.

Note J – Stock Based Compensation

The Company accounts for its stock based awards in accordance with Accounting Standards Codification subtopic 718-10, Compensation ("ASC 718-10"), which requires a fair value measurement and recognition of compensation expense for all share-based payment awards made to its employees and directors, including employee stock options and restricted stock awards. The Company estimates the fair value of stock options granted using the Black-Scholes valuation model. This model requires the Company to make estimates and assumptions including, among other things, estimates regarding the length of time an employee will retain vested stock options before exercising them, the estimated volatility of our common stock price and the number of options that will be forfeited prior to vesting. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Changes in these estimates and assumptions can materially affect the determination of the fair value of stock-based compensation and consequently, the related amount recognized in the Company's consolidated statements of operations.

As of July 1, 2017, the Company had one stock option plan, The Eastern Company 2010 Executive Stock Incentive Plan (the "2010 Plan"), for officers, other key employees, and non-employee directors.  Incentive stock options granted under the 2010 Plan must have exercise prices that are not less than 100% of the fair market value of the Company's common stock on the dates the stock options are granted.  Restricted stock awards may also be granted to participants under the 2010 Plan with restrictions determined by the Compensation Committee of the Company's Board of Directors.  Under the 2010 Plan, non-qualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Company's Board of Directors. In the second quarter of 2017, 25,000 stock options were granted and no stock options or restricted stock were granted in the second quarter of 2016 which are subject to meeting performance measurements.

The 2010 Plan also permits the issuance of Stock Appreciation Rights ("SARs").  The SARs are in the form of an option with a cashless exercise price equal to the fair value of the Company's common stock at the date of grant.  During the second quarter of 2017, the Company issued 87,500 SARs at an exercise price of $21.10.  The SARs will become fully vested after five years and some are subject to meeting certain performance measurements.  When exercised, the Company will issue shares of Company common stock with a value equal to the difference between the closing price of the Company's common stock on the date of exercise and the exercise price of the SAR's.

Stock-based compensation expense in connection with SARs granted to employees and directors in the second quarter of fiscal year 2017 was approximately $55,584.

As of July 1, 2017, there were 325,500 shares of common stock reserved and available for future grant under the above noted 2010 Plan.

The following tables set forth the outstanding stock options and SARs for the period specified:

	Three Months Ended July 1, 2017		Year Ended December 31, 2016
	Shares	Weighted - Average Exercise Price	Shares	Weighted - Average Exercise Price
Outstanding at beginning of period	62,000	$19.10	--	$--
Issued	112,500	21.10	--	--
Outstanding at end of period	174,500	20.39	--	--

SARs and Options Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of July 1, 2017	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable as of July 1, 2017	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$19.10-21.10	174,500	4.7	$20.39	--	--	--

As of July 1, 2017, outstanding SARs and options had an intrinsic value of $2,204,525.

Note K – Income Taxes

The Company files federal income tax returns as well as tax returns in various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2013 and foreign income tax examinations by tax authorities prior to 2010.

The total amount of unrecognized tax benefits could increase or decrease within the next twelve months for a number of reasons, including the closure of federal, state and foreign tax years as a result of the expiration of applicable statutes of limitation and the recognition and measurement considerations under FASB Accounting Standards Codification ("ASC") 740.  There have been no significant changes to the amount of unrecognized tax benefits during the six months ended July 1, 2017.  The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will not increase or decrease significantly over the next twelve months.

Note L - Financial Instruments and Fair Value Measurements

Financial Risk Management Objectives and Policies

The Company is exposed primarily to credit, interest rate and currency exchange rate risks which arise in the ordinary course of business.

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk for the Company is its accounts receivable due from customers. The Company has established credit limits for customers and monitors their balances to mitigate the risk of loss. As July 1, 2017 and December 31, 2016, there were no significant concentrations of credit risk. No single customer represented more than 10% of the Company's net accounts receivable as of July 1, 2017 or at December 31, 2016.  The maximum exposure to credit risk is primarily represented by the carrying amount of the Company's accounts receivable.

Interest Rate Risk

The Company's exposure to the risk of changes in market interest rates relates primarily to the Company's debt, which bears interest at variable rates based on the LIBOR rate plus a margin spread of 1.75% to 2.50%.  The Company has an interest rate swap with a notional amount of $15,500,000 on July 1, 2017 to convert a portion of its 2017 Term Loan from variable to fixed rates.  The valuation of this swap is determined using the three month LIBOR rate index and mitigates the Company's exposure to interest rate risk.

Fair Value Measurements

Assets and liabilities that require fair value measurement are recorded at fair value using market and income valuation approaches and considering the Company's and counterparty's credit risk. The Company uses the market approach and the income approach to value assets and liabilities as appropriate. The assets or liabilities requiring fair value measurements on July 1, 2017 are as follows:

	Fair Value	Level 1	Level 2	Level 3
Financial Liabilities Interest rate swap	$109,685	$--	$109,685	$--
Contingent consideration	2,070,000	--	--	2,070,000

Total liabilities	$2,179,685	$--	$109,685	$2,070,000

The Company's interest rate swap is not an exchange-traded instrument.  However, it is valued based on observable inputs for similar liabilities and accordingly is classified as Level 2. The amount of the interest rate swap is included in other accrued liabilities. Regarding the contingent consideration, the fair value measurement is based on significant inputs not observable in the market and accordingly is classified as a Level 3.

Note M – Business Combination

On April 3, 2017, The Eastern Company (the "Company") completed an acquisition of Velvac Holdings, Inc. ("Velvac"), a Delaware corporation (including its subsidiaries), for $39.5 million and an earnout consideration contingent upon Velvac achieving minimum earning performance levels and based on sales of Velvac's new proprietary Road-IQ product line, subject to certain customary post-closing adjustments (the "Acquisition"). Velvac is a premier designer and manufacturer of proprietary vision technology for original equipment manufacturers serving the heavy-duty and medium-duty truck, motorhome, and bus markets.

The goodwill of $17,502,000 arising from the acquisition consist of the difference between the consideration paid and the fair value of the assets and liabilities acquired. None of the goodwill recognized is expected to be deductible for income tax purposes. The following table summarizes the consideration paid for Velvac and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date, as well as the fair value at the acquisition date.

At April 3, 2017:

Consideration
Cash	$4,078,000
Debt	36,000,000
Contingent consideration arrangement	2,070,000
$42,148,000
Recognized amounts of identifiable assets acquired and liabilities assumed
Accounts receivable	$6,063,429
Inventory	12,992,377
Prepaid and other assets	494,617
Property plant and equipment	3,911,767
Other noncurrent assets	366,401
Other intangible assets	11,560,000
Current liabilities	(7,720,591)
Deferred tax liabilities	(3,022,000)
Total identifiable net assets	24,646,000
Goodwill	17,502,000
$42,148,000

The Company determined the acquisition date fair value of the contingent consideration obligation using the Income Approach method which is a valuation technique that provides an estimate of the fair value of an asset based on the market participant expectations of the cash flows an asset would generate over a period of time. The contingent consideration obligation was based on weighted projected cash flows discounted back to present value equivalents at a risk adjusted discount rate. The Velvac earnout is contingent upon the ability of Velvac to reach certain EBITDA targets over the course of the next five years. At each annual period, the Company will revalue the contingent consideration obligation to estimated fair value and record changes in fair value as income or expense in the Company's consolidated statement of operations.

Accounts Receivable

Acquired receivables are amounts due from customers.

Inventories

The estimated fair value of inventories acquired included a step-up in the value of inventories of $1,187,668. The entire amount was charged to cost of sales in the second quarter of 2017.

Intangible Assets

The estimated fair value of identifiable intangible assets is determined primarily using the Income Approach method which is a valuation technique that provides an estimate of the fair value of an asset based on the market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the more significant assumption inherent in the development of the identifiable intangible assets valuation, from the perspective of a market participant, include the estimate net cash flows for each year for each project or product, the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset's life cycle, competitive trends impacting the asset and each cash flow stream as well as other factors.

Goodwill Allocation

Among the primary reasons the Company entered into the Velvac acquisition and the factors that contributed to a purchase price resulting in the recognition of goodwill were a history of operating margins and profitability, a strong research and development center including its Road-iQTM  360-degree view camera, recording and communication system and TrailerLinkTM, a new patent-pending solution that supports trailer-to-trailer video and data communications, expanded commercial footprint on a nationwide basis, and key pipeline additions of Velvac which will enable the Company to expand its product offerings and offer its customers a greater breadth of products.

Acquisition Related Expenses

Included in general and administrated expenses in the consolidated statements of operations for the three and six month periods ended July 1, 2017 were $691,000 and $869,000 respectively for acquisition expenses.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in the Company's financial position and results of operations for the thirteen weeks ended July 1, 2017. The interim financial statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2016 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 ("2016 Annual Report on Form 10-K").

Certain statements set forth in this discussion and analysis of financial condition and results of operations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. They use such words as "may," "will," "expect," "believe," "plan" and other similar terminology. These statements reflect management's current expectations regarding future events and operating performance and speak only as of the date of this report. These forward-looking statements involve a number of risks and uncertainties, and actual future results and trends may differ materially depending on a variety of factors, including, without limitation, changing customer preferences, lack of success of new products, loss of customers, competition, increased raw material prices, problems associated with foreign sourcing of parts and products, changes within the Company's industry segments and in the overall economy, litigation and legislation and other factors included in and incorporated by reference in Item 1A of Part II of this report. In addition, terrorist threats and the possible responses by the United States and foreign governments, the effects on consumer demand, the financial markets, the travel industry, the trucking industry and other conditions increase the uncertainty inherent in forward-looking statements. Forward-looking statements reflect the expectations of the Company at the time they are made, and investors should rely on them only as expressions of opinion about what may happen in the future and only at the time they are made. The Company undertakes no obligation to update any forward-looking statement. Although the Company believes it has an appropriate business strategy and the resources necessary for its operations, future revenue and margin trends cannot be reliably predicted and the Company may alter its business strategies to address changing conditions.

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

On April 3, 2017, the Company completed a Securities Purchase Agreement (the "Securities Purchase Agreement") with Velvac Holdings, Inc., a Delaware corporation ("Velvac"), Jeffery R. Porter, W. Greg Bland, John Backovitch, Dave Otto, Bob Otto, Timothy Rintelman, Robert Brester, Dan Mcgrew, Mark Moeller; and Prospect Partners II, L.P. (collectively, the "Sellers"). Pursuant to the Securities Purchase Agreement, the Company acquired 100% of the issued and outstanding stock of Velvac from the Sellers (the "Acquisition") for $39.5 million and an earnout consideration contingent upon Velvac achieving minimum earnings performance levels and based on sales of Velvac's new proprietary Road-iQ product line (the "Earnout Consideration"). The Acquisition was financed with a $31 million term loan from People's United Bank, National Association ("People's"), a $5 million draw down on the Company's $10 million revolving credit facility with People's and $3.5 million in cash. Please refer to the Form 8-KA filed on April 3, 2017 and the amendment thereto filed on June 19, 2017 for further details.

Overview

Sales in the second quarter of 2017 increased 57% when compared to the second quarter of 2016. Sales increased in the Industrial Hardware segment by 121% which includes the sales of the Velvac acquisition in the second quarter of 2017. Excluding Velvac's sales in the second quarter of 2017, sales in the Industrial Hardware segment increased 21% when compared to the second quarter of 2016.

Sales increased 32% in the Metals segment and sales in the Security Products segment increased 2%, when compared to the second quarter of 2016. Sales volume of existing products which include all of the sales of Velvac products increased by 52% in in the second quarter of 2017 compared to the second quarter of 2016. The second quarter of 2017 was favorably affected by the introduction of new products which increased sales by 5%.

Sales in the first six months of 2017 increased 34% compared to the comparable prior year period, and which was primarily the result of the Velvac acquisition. Sales volume of existing products which include the sales of Velvac products increased by 30% in the first six months of 2017 compared to the first six months of 2016. The first six months of 2017 was favorably affected by the introduction of new products which increased sales by 4%. Compared to the prior year period, sales increased in the first six months of 2017 by 66% in the Industrial Hardware segment and by 42% in the Metal Products segment, and were comparable in the Security Products segment.

For the three months ended July 1, 2017, gross margin as a percentage of sales was 24% compared to 23% for the comparable period of 2016.  This increase was primarily the result of increased sales volume of mining products in the Metal Products segment causing higher utilization of the Company's production capacity in the 2017 period. Gross margin as a percentage of sales for the six months of 2017 was 24% compared to 22% for the prior year period. Gross margin as a percentage of sales was adversely effected by a $1.2 million charge to cost of goods sold related to the purchase accounting for the Velvac acquisition.

Selling and administration costs increased $6.0 million or 110% in the second quarter of 2017 and $6.6 million or 60% in the first half of 2017 compared to the respective corresponding prior year period. The increase is primarily the result of the Velvac acquisition. Selling and administrative costs were adversely impacted by several one time charges which included personnel changes of $0.2 million in the Security segment, environmental costs of $0.3 million in the Metal Products segment, and acquisition costs of $0.9 million in the Industrial Hardware segment.

In general, raw material prices increased slightly compared to 2016 and are expected to be flat to a slight increase during the second half of 2017.  The Company believes it will be able to recover some of these additional costs from our customers through price increases wherever possible.  Currently, there is no indication that the Company will be unable to obtain supplies of all the raw materials that it requires.

The Company generated approximately $6,309,000 of cash from its operations during the first six months of 2017 compared to generating approximately $6,080,000 during the same period in 2016. This increase was primarily due to the increase in earnings and cash flow generation in the Company's Metal Products segment. Cash on hand and cash flow from operations, along with the result of controlling discretionary expenditures, is anticipated to be sufficient to enable the Company to meet its existing obligations.

A more detailed analysis of the Company's results of operations and financial condition follows:

Results of Operations

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of operations as a percentage of net sales, by segment:

	Three Months Ended July 1, 2017
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	76.5%	71.5%	83.3%	75.9%
Gross margin	23.5%	28.5%	16.7%	24.1%

Selling and administrative expense	22.1%	18.0%	12.3%	19.8%
Operating profit	1.4%	10.5%	4.4%	4.3%

	Three Months Ended July 2, 2016
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	74.2%	73.4%	94.8%	76.7%
Gross margin	25.8%	26.6%	5.2%	23.3%

Selling and administrative expense	16.4%	15.3%	8.8%	14.9%
Operating profit	9.4%	11.3%	-3.6%	8.4%

The following table shows the amount of change for the second quarter of 2017 compared to the second quarter of 2016 in sales, cost of products sold, gross margin, selling and administrative expenses and operating profit, by segment (dollars in thousands):

	Industrial Hardware	Security Products	Metal Products	Total
Net sales	$19,211	$323	$1,627	$21,161

Volume	115.0%	0.3%	15.1%	51.7%
Prices	-0.2%	0.1%	2.3%	0.3%
New products	6.1%	1.6%	14.4%	5.4%
	120.9%	2.0%	31.8%	57.4%

Cost of products sold	$15,057	$(62)	$763	$15,758
	127.8%	-0.5%	15.7%	55.7%

Gross margin	$4,154	$385	$864	$5,403
	101.1%	9.1%	326.3%	62.8%

Selling and administrative expenses	$5,154	$485	$383	$6,022
	197.4%	19.9%	85.2%	109.5%

Operating profit	$(1,000)	$(100)	$481	$(619)
	-68.8%	-5.6%	261.7%	-19.9%

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of income as a percentage of net sales, by segment:

	Six Months Ended July 1, 2017
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	77.0%	72.3%	82.7%	76.3%
Gross margin	23.0%	27.7%	17.3%	23.7%

Selling and administrative expense	20.9%	18.8%	10.0%	18.7%
Operating profit	2.1%	8.9%	7.3%	5.0%

	Six Months Ended July 2, 2016
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	75.6%	74.4%	101.1%	78.5%
Gross margin	24.4%	25.6%	-1.1%	21.5%

Selling and administrative expense	17.2%	15.9%	10.0%	15.7%
Operating profit	7.2%	9.7%	-11.1%	5.8%

The following table shows the amount of change for the first six months of 2017 compared to the first six months of 2016 in sales, cost of products sold, gross margin, selling and administrative expenses and operating profit, by segment (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$20,063	$43	$3,997	$24,103

Volume	61.0%	-1.1%	29.5%	30.1%
Prices	-0.3%	-0.1%	2.6%	0.2%
New products	5.1%	1.3%	10.3%	4.1%
	65.8%	0.1%	42.4%	34.4%

Cost of products sold	$15,847	$(587)	$1,572	$16,832
	68.7%	-2.6%	16.5%	30.6%

Gross margin	$4,216	$630	$2,425	$7,271
	56.8%	8.2%	2252.0%	48.4%

Selling and administrative expenses	$5,346	$864	$405	6,615
	95.7%	18.1%	43.0%	$60.4%

Operating profit	$(1,130)	$(234)	$2,020	$656
	-51.5%	-8.0%	192.8%	16.2%

Industrial Hardware Segment

Net sales in the Industrial Hardware segment were up 121% in the second quarter of 2017 and 66% in the first half of 2017 compared to the respective corresponding prior year periods.  The increase in sales in both the second quarter and first half of 2017 when compared to the respective corresponding prior year periods primarily reflect sales from the Velvac acquisition. Sales of new products included tumbler paddles, latch brackets and panels for the class 8 trucking industry.

Cost of products sold for the Industrial Hardware segment increased $15.1 million or 128% in the second quarter of 2017 and $15.8 million or 69% in the first half of 2017 compared to the respective corresponding periods in 2016. The increase in the cost of products sold in both the second quarter and first half of 2017 when compared to the respective corresponding prior year periods primarily reflects cost of products sold attributable to the Velvac acquisition.

The most significant factors resulting in changes in cost of products sold in the second quarter of 2017 compared to the second quarter 2016 included:

•	an increase of $10.7 million or 156% in raw material costs;
•	an increase of $0.9 million or 2,446% in freight costs;
•	and an increase of $0.6 million or 20% in costs for payroll and payroll related charges.

The most significant factors resulting in changes in cost of products sold in the first half of 2017 compared to the 2016 first half included:

•	an increase of $11.8 million or 89% in raw materials costs;
•	an increase of $0.3 million or 5% in payroll and payroll related charges;
•	and an increase of $0.9 million or 1390% for freight costs.

Gross margin as a percentage of sales for the Industrial Hardware segment decreased in the second quarter of 2017 to 24% from 26% in the prior year period and decreased in the first half of 2017 to 23% from 24% in the first half of 2016. Gross margin as a percentage of sales was adversely effected by a $1.2 million charge to cost of goods sold related to the purchase accounting for the Velvac acquisition.

Selling and administrative expenses in the Industrial Hardware segment increased $5.2 million or 197% in the second quarter of 2017 and $5.3 million or 102% in the first half of 2017 as compared to the respective corresponding periods of 2016. The increase in the selling and administrative expenses in both the second quarter and first half of 2017 when compared to the respective corresponding prior year periods primarily reflects costs from the Velvac acquisition.

The most significant factors resulting in changes in selling and administrative costs in the second quarter of 2017 compared to the second quarter of 2016 included:

•	an increase of $3.2 million or 166% for payroll and payroll related charges which includes Velvac;
•	an increase of $0.9 million or 6216% for selling expenses;
•	an increase of $0.5 million or 115% in other administrative expenses which includes Velvac;
•	an increase of $0.2 million or 542% in depreciation and amortization charges;
•	an increase of $0.1 million or 719% in advertising expenses;
•	and an increase of $0.1 million or 175% in travel expenses.

The most significant factors resulting in changes in selling and administrative costs in the first half of 2017 compared to the first half of 2016 included:

•	an increase of $3.6 million or 95% for payroll and payroll related charges which includes Velvac;
•	an increase of $0.9 million or 3021% for selling expenses;
•	an increase of $0.4 million or 41% in other administrative expenses which includes Velvac;
•	an increase of $0.2 million or 274% in depreciation and amortization charges;
•	an increase of $0.1 million or 86% in advertising expenses;
•	and an increase of $0.1 million or 57% in travel expenses.

Security Products Segment

Net sales in the Security Products segment increased 2% in the second quarter of 2017 and remained equal in the first half of 2017 compared to the respective corresponding periods of 2016.  The increase in sales in the second quarter of 2017 was primarily the result of introducing new products in the lock markets. Sales of new products included an interchangeable lock core for the security industry and a camlock for job site security boxes.

Cost of products sold for the Security Products segment decreased $0.1 million or 1% in the second quarter of 2017 and decreased $0.6 million in the first half of 2017 compared to the respective corresponding periods of 2016.

The most significant factors resulting in changes in cost of products sold in the second quarter of 2017 compared to the second quarter of 2016 included:

•	an increase of $0.3 million or 4% in raw material costs;
•	a decrease of $0.2 million or 9% in costs for payroll and payroll related charges;
•	and a decrease of $0.2 million or 40% in engineering expense.

The most significant factors resulting in changes in cost of products sold in the first half of 2017 compared to the first half of 2016 included:

•	an increase of $0.2 million or 1169% in foreign exchange charges;
•	an increase of $0.1 million or 12% in other shipping costs;
•	a decrease of $0.4 million or 9% for payroll and payroll related charges;
•	a decrease of $0.3 million or 2% in raw materials;
•	and a decrease of $0.2 million or 26% in engineering expense.

Gross margin as a percentage of sales for the Security Products segment in the second quarter of 2017 increased to 29% in 2017 from 27% in the second quarter of 2016 and increased in the first half of 2017 to 28% from 26% in the comparable prior year period.

Selling and administrative expenses in the Security Products segment increased $0.5 million or 20% in the second quarter of 2017 and $0.9 million or 18% in the first half of 2017 as compared to the respective corresponding periods of 2016. This was due to second quarter costs related to personnel changes and investment in sales and marketing resources in order to support the strategic growth plan for this segment.

The most significant factors resulting in changes in selling and administrative costs in the second quarter of 2017 compared to the second quarter of 2016 included:

•	an increase of $0.2 million or 11% for payroll and payroll related charges;
•	and an increase of $0.3 million or 90% in other administrative expenses.

The most significant factors resulting in changes in selling and administrative costs in the first half of 2017 compared to the first half of 2016 included:

•	an increase of $0.5 million or 15% for payroll and payroll related charges;
•	and an increase of $0.4 million or 64% in other administrative expenses.

Metal Products Segment

Net sales in the Metal Products segment increased 32% in the second quarter of 2017 and 42% in the first half of 2017 as compared to the respective corresponding prior year periods. Mining increases were related to the resurgence of mining demand due to easing of environmental regulations under the current presidential Administration, increases in natural gas prices and increased requirements due to reduced inventory carrying levels instituted in 2016 with customer's current on-hands inventory at minimum levels, which drove more orders being placed. The industrial products increased substantially as compared to the prior year. Sales of new products included numerous types of pipe and gas fittings for the oil, water and gas industries.

Cost of products sold for the Metal Products segment increased $0.8 million or 16% in the second quarter of 2017 and $1.6 million or 17% in the first half of 2017 compared to the respective corresponding periods of 2016.

The most significant factors resulting in changes in cost of products sold in the second quarter of 2017 compared to the second quarter of 2016 included:

•	an increase of $0.7 million or 49% in costs for payroll and payroll related charges;
•	an increase of $0.4 million or 92% in costs for supplies and tools;
•	an increase of $0.1 million or 83% in costs for maintenance and repairs;
•	an increase of $0.1 million or 48% in utilities costs;
•	a decrease of $0.4 million or 24% in raw materials;
•	and a decrease of $0.1 million or 100% in outside finishing costs.

The most significant factors resulting in changes in cost of products sold in the first half of 2017 compared to the first half of 2016 included:

•	an increase of $0.8 million or 25% in costs for payroll and payroll related charges;
•	an increase of $0.3 million or 11% in raw materials;
•	an increase of $0.6 million or 66% in costs for supplies and tools;
•	an increase of $0.1 million or 18% in utilities costs;
•	and a decrease of $0.2 million or 100% in outside finishing costs.

Gross margin as a percentage of net sales for the Metal Products segment was 17% in the second quarter of 2017 and 5% in the second quarter of 2016 and increased from -1% in the first half of 2016 to 17% in the first half of 2017. The increases in the second quarter and first half of 2017 was primarily due to the higher sales volume causing improved utilization of the Company's production capacity in the 2017 as compared to the respective corresponding 2016 periods.

Selling and administrative expenses in the Metal Products segment increased $0.4 million or 85% in the second quarter of 2017 and $0.4 million or 43% in the first half of 2017 as compared to the respective corresponding periods of 2016.

The most significant factor resulting in changes in selling and administrative costs in the second quarter and first half of 2017 compared to the second quarter and first half of 2016 was a $0.3 million charge to remediate and monitor a landfill environmental issue that was expensed in the second quarter of 2017.

Other Items

Interest expense increased 862% in the second quarter of 2017 and 385% in the first six months of 2017 compared to the respective corresponding prior year period due to the increased level of debt incurred in the Velvac acquisition.

Other income was not material to the financial statements during the periods covered by this report.

Income taxes reflected the change in operating results. The effective tax rates in the second quarter and first six months of 2017 were 34% and 33%, respectively, compared to 32% and 32%, respectively in the respective corresponding periods of 2016. The slightly lower than expected effective rates were the result of lower earnings estimates from our United States sources compared to earnings estimates from foreign sources that have lower overall tax rates.

Liquidity and Sources of Capital

The Company generated $6.3 million of cash from its operations during the first six months of 2017 compared to $6.1 million during the same period in 2016.  The increase in cash flows in the 2017 period compared to the prior year period was primarily the result of increased sales and profitability during the 2017 period, and the associated timing differences in the collections of accounts receivable, payments of liabilities, and changes in inventories.  Cash flow from operations coupled with the new loan was sufficient to acquire Velvac, Inc. and fund capital expenditures, debt service and dividend payments.

The Company acquired marketable securities totaling approximately $84,000 during the period.  Marketable securities are being acquired for investment purposes. Additions to property, plant and equipment were $0.7 million for the first six months of 2017 and $1.1 million for the same period in 2016.  Total capital expenditures for all of 2017 are expected to be approximately $3.0 million.  As of July 1, 2017, there was approximately $200,000 of outstanding commitments for these capital expenditures.

The following table shows key financial ratios as of the end of each specified period:

	Second Quarter 2017	Second Quarter 2016	Year End 2016
Current ratio	3.2	5.6	6.0
Average days' sales in accounts receivable	56	49	49
Inventory turnover	3.3	3.2	3.0
Total debt to shareholders' equity	42.2%	2.7%	2.2%

The total debt to shareholders' equity increased due to the Company leveraging the purchase of Velvac, Inc. with a $31 million loan and a drawdown of $5 million on the line of credit.

The following table shows important liquidity measures as of the balance sheet date for each period below (in millions):
	Second Quarter 2017	Second Quarter 2016	Year End 2016
Cash and cash equivalents
- Held in the United States	$6.4	$8.7	$11.2
- Held by a foreign subsidiary	12.6	11.5	11.5
	19.0	20.2	22.7
Working capital	66.3	62.9	64.8
Net cash provided by operating activities	6.3	6.1	12.4
Change in working capital impact on net cash used in operating activities	1.4	(0.1)	(0.5)
Net cash used in investing activities	(43.2)	(1.1)	(2.9)
Net cash used in financing activities	32.8	(2.4)	(4.2)

The cash used in the investing activities was primarily for the acquisition of Velvac Inc.  The cash from financing activities were the result of the execution of the loan with People's and revolving credit facility to provide a significant share of the capital used in the acquisition of Velvac, Inc.

Federal income taxes have not been provided for on the undistributed earnings of the Company's foreign subsidiaries except where required under federal tax laws.  The Company would be required to accrue and pay United States income taxes to repatriate the funds held by foreign subsidiaries not otherwise provided. The Company intends to reinvest these earnings outside of the United States indefinitely.

All cash held by foreign subsidiaries is readily convertible into other currencies, including the U.S. Dollar.

Total inventories increased approximately 30% to $44.1 million as of July 1, 2017 compared to $34.0 million as of year end 2016 and increased approximately 30% from $34.0 million at the end of the second quarter of 2016.  The increase of inventory was primarily attributable to the acquisition of Velvac as management has made inventory control a priority since 2016.  Accounts receivable were $28.9 million compared to $18.1 million at year end 2016 and $19.6 million as of the end of the second quarter of 2016.

On April 3, 2017, we incurred indebtedness under the Restated Loan Agreement in the aggregate principal amount of $31 million in the form of a term loan, the proceeds of which were used to repay the remaining outstanding balances of the Original Term Loan and 2012 Term Loan (approximately $1,429,000) and to acquire 100% of the common stock of Velvac (see Note M).  On April 3, 2017, the Company also borrowed approximately $6.6 million on the revolving credit portion of the Restated Loan Agreement. The Company subsequently paid off $1.6 million on the revolving credit portion of the Restated Loan Agreement, which left an outstanding balance of $5 million on such revolving credit portion (at July 1, 2017).  See Note F for additional information regarding the terms of the Restated Loan Agreement, including repayment terms, interest rates and applicable loan covenants.  (Under the terms of the Restated Loan Agreement, the Company is subject to restrictive covenants that limit our ability to, among other things, incur additional indebtedness, pay dividends or make other distributions, and consolidate, merge, sell or otherwise dispose of assets, as well financial covenants that require us to maintain a minimum debt service coverage ratio and a maximum total leverage ratio.  These covenants may limit how we conduct our business, and in the event of certain defaults, our repayment obligations may be accelerated.  We were in compliance with all of our covenants at July 1, 2017.)

Cash on hand, cash flow from operating activities and funds available under the revolving credit portion of the Company's Restated Loan Agreement are expected to be sufficient to cover future foreseeable working capital requirements subject to the risks and uncertainties outline in the risk factors disclosed in our 2016 Annual Report on form 10-K as updated by, and incorporated by reference, in Item 1A of Part II of this report.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the second quarter of 2017, there were no material changes in market risk from what was reported in the Company's 2016 Annual Report on Form 10-K.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of the end of the quarter ended July 1, 2017, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 240.13a-15.  As defined in Exchange Act Rules 240.13a-15(e) and 240.15d-15(e), "the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure."  Based upon that evaluation, the CEO and CFO concluded that the Company's current disclosure controls and procedures were effective as of the July 1, 2017 evaluation date.

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

Changes in Internal Controls Over Financial Reporting:

During the second quarter of 2017, there has been no significant changes in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

During 2010, the Company was contacted by the State of Illinois regarding potential ground contamination at its plant in Wheeling, Illinois.  The Company entered into with a voluntary remediation program in Illinois and has engaged an environmental clean-up company to perform testing and develop a remediation plan.  Since 2010, the environmental company has completed a number of tests and the design of a final remediation system is currently being reviewed and is expected be approved in the third quarter of 2017.  The total estimated cost for the proposed remediation system is anticipated be approximately $50,000.

During 2016 the Company created a plan to remediate a landfill of spent foundry sand maintained at the Company's Metal Casting facility in Syracuse, New York.  This plan was presented to the New York Department of Environmental Conservation (DEC) for approval in 2017.  The Company is in final negotiation with the DEC and based on estimates provided by the Company's environmental engineers, the cost to remediate and monitor the landfill was $290,000 which the Company expensed in the second quarter of 2017.

There are no other legal proceedings, other than ordinary routine litigation incidental to the Company's business, to which either the Company or any of its subsidiaries is a party or of which any of property of the Company or any subsidiary is the subject.

ITEM 1A – RISK FACTORS

The Company's business is subject to a number of risks, some of which are beyond its control. In addition to the other information set forth in this report, the Company's stockholders should carefully consider the factors discussed in Item 1A. - "Risk Factors" of the Company's 2016 Annual Report on Form 10- K, as filed with the Securities Exchange Commission ("SEC") on March 15, 2017 that could have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity and that could cause its operating results to vary significantly from period to period. As of July 1, 2017, there have been no material changes to the risk factors disclosed in the Company's most recent Annual Report on Form 10-K, other than the additional risk factor set forth below. The Company may also disclose changes to such factors or disclose additional factors from time to time in its future filings with the SEC.  Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition, or operating results.

In addition to the risk factors reported in the Company's 2016 Annual Report on Form 10-K, the Company has identified the following as a risk factor:

The inability to identify or complete acquisitions could limit future growth.

As part of its growth strategy, the Company continues to pursue acquisitions of complementary products or businesses.  The ability to grow through acquisitions depends upon the Company's ability to identify, negotiate, complete and integrate suitable acquisitions.  The Company makes certain assumptions based on the information provided by potential acquisition candidates and also conducts due diligence to ensure that the information provided is accurate and based on reasonable assumptions.  However, the Company may be unable to realize the anticipated benefits from an acquisition or predict accurately how an acquisition will ultimately affect its business, financial condition of results of operations.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered securities by the Company or purchases of registered equity securities by the Company during the period covered by this report.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

2.1) Securities Purchase Agreement dated April 3, 2017, among the Company, Velvac Holdings, Inc., Jeffery R. Porter, W. Greg Bland, John Backovitch, Dave Otto, Bob Otto, Timothy Rintelman, Robert  Brester,  Dan Mcgrew, Mark Moeller and Prospect Partners II, L.P. (incorporated by reference to Exhibit 2.1 of the Company's Form 8-K filed with the SEC on April 7, 2017)

10.1) Amended and Restated Loan Agreement between the Company and People's United Bank, National Association dated April 3, 2017 (incorporated by reference to Exhibit 99.1 of the Company's Form 8-K filed with the SEC on April 7, 2017)

10.2) ISDA Master Agreement between the Company and People's United Bank, National Association dated April 3, 2017 (the "ISDA Master Agreement") (incorporated by reference to Exhibit 99.2 of the Company's Form 8-K filed with the SEC on April 7, 2017)

10.3) ISDA Schedule to the ISDA Master Agreement between the Company and People's United Bank, National Association dated April 3, 2017 (incorporated by reference to Exhibit 99.3 of the Company's Form 8-K filed with the SEC on April 7, 2017)

10.4) Amendment to Employment Agreement by and between the Company and August M. Vlak, dated
April 18, 0217.

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

THE EASTERN COMPANY
(Registrant)
DATE: August 7, 2017	/s/August M. Vlak
August M. Vlak President and Chief Executive Officer

DATE: August 7, 2017	/s/John L. Sullivan III
John L. Sullivan III Vice President and Chief Financial Officer

DATE: August 7, 2017	/s/Angelo M. Labbadia
Angelo M. Labbadia
Chief Operating Officer