Form 10-Q
period 2018-03-31
EASTERN CO
filed 2018-05-04
CIK 31107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Quarter ended March 31, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________________ to _______________

Commission File Number 001-35383

THE EASTERN COMPANY
(Exact name of registrant as specified in its charter)

Connecticut	06-0330020
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

112 Bridge Street, Naugatuck, Connecticut	06770
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (203) 729-2255

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

As of March 31, 2018, 6,265,000 shares of the registrant's common stock, no par value per share, were issued and outstanding.

The Eastern Company
Form 10-Q

FOR THE FISCAL YEAR ENDED MARCH 31, 2018

TABLE OF CONTENTS

		Page

PART I
Item 1.	Financial Statements and Supplementary Data	3.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18.

Item 4.	Controls and Procedures	18.

PART II
Item 1.	Legal Proceedings	19.

Item 1A.	Risk Factors	19.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20.

Item 3.	Defaults Upon Senior Securities	20.
Item 4.	Mine Safety Disclosures	20.
Item 5.	Other Information	20.
Item 6	Exhibits and Signatures	20

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31, 2018	April 1, 2017
Net sales	$59,444,997	$36,043,295
Cost of products sold	(44,723,521)	(27,359,246)
Gross margin	14,721,476	8,684,049

Engineering expenses	(1,389,229)	(630,411)
Selling and administrative expenses	(9,160,360)	(5,877,967)
Operating profit	4,171,887	2,175,671

Interest expense	(296,330)	(21,024)
Other income	218,731	80,183
Income before income taxes	4,094,288	2,234,830

Income taxes	994,093	717,689
Net income	$3,100,195	$1,517,141

Earnings per share:
Basic	$.49	$.24

Diluted	$.49	$.24

Cash dividends per share:	$.11	$.11

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31, 2018	April 1, 2017
Net income	$3,100,195	$1,517,141
Other comprehensive (loss) income:
Change in foreign currency translation	608,928	471,971
Change in marketable securities, net of tax benefit of: 2018 – 0 and 2017 – ($792)	—	(1,451)
Change in pension and postretirement benefit costs, net of tax expense of: 2018 – $65,842 and 2017 - $112,864	222,725	206,683
Change in fair value of interest rate swap, net of tax benefit of: 2018 – ($65,557)	165,840	—
Total other comprehensive (loss) income	997,463	677,203
Comprehensive income	$4,097,688	$2,194,344

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	March 31, 2018	December 30, 2017
Current Assets
Cash and cash equivalents	$16,361,816	$22,275,477
Accounts receivable, less allowances: $477,000 - 2018; $389,000 - 2017	30,304,665	27,119,910
Inventories	48,976,948	47,268,757
Prepaid expenses and other assets	3,615,307	3,401,456
Total Current Assets	99,258,736	100,065,600
Property, Plant and Equipment	70,875,801	70,109,077
Accumulated depreciation	(42,007,439)	(41,075,121)
	28,868,362	29,033,956
Goodwill	32,200,916	32,228,891
Trademarks	3,686,063	3,686,063
Patents and other intangibles net of accumulated amortization	9,847,216	9,433,596
Deferred income taxes	1,904,485	2,010,291
	47,638,680	47,358,841
TOTAL ASSETS	$175,765,778	$176,458,397

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$16,943,359	$14,712,414
Accrued compensation	2,390,909	4,376,211
Other accrued expenses	3,658,147	3,606,057
Contingent liability	2,070,000	2,070,000
Current portion of long-term debt	2,550,000	6,550,000
Total Current Liabilities	27,612,415	31,314,682

Deferred income taxes	1,723,543	1,723,543
Other long-term liabilities	358,982	358,982
Long-term debt, less current portion	28,287,500	28,675,000
Accrued postretirement benefits	1,015,290	1,032,171
Accrued pension cost	26,343,088	26,423,429

Shareholders' Equity
Preferred Stock, no par value:
Authorized and unissued: 2,000,000 shares
Common Stock, no par value, Authorized: 50,000,000 shares	29,608,222	29,501,123
Issued: 8,959,729 shares in 2018 and 8,957,974 shares in 2017
Treasury Stock: 2,694,729 shares in 2018 and 2017	(19,105,723)	(19,105,723)
Retained earnings	100,311,681	97,921,903
Accumulated other comprehensive income (loss):
Foreign currency translation	(334,265)	(943,193)
Unrealized gain on interest rate swap, net of tax	207,597	41,757
Unrecognized net pension and postretirement benefit costs, net of tax	(20,262,552)	(20,485,277)
Accumulated other comprehensive loss	(20,389,220)	(21,386,713)
Total Shareholders' Equity	90,424,960	86,930,590
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$175,765,778	$176,458,397

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31, 2018	April 1, 2017
Operating Activities
Net income	$3,100,195	$1,517,141
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,150,204	955,614
Unrecognized pension and postretirement benefits	191,344	127,926
(Gain)/loss on sale of equipment and other assets	21,024	33,098
Provision for doubtful accounts	9,136	6,381
Issuance of Common Stock for directors' fees	107,099	41,509
Changes in operating assets and liabilities:
Accounts receivable	(3,514,532)	(1,719,513)
Inventories	(1,540,703)	1,689,822
Prepaid expenses and other	(144,757)	(84,755)
Other assets	(90,073)	(35,208)
Accounts payable	2,256,432	901,500
Accrued compensation	(2,012,189)	(1,321,648)
Other accrued expenses	562,695	279,730
Net cash provided by operating activities	95,875	2,391,597

Investing Activities
Marketable securities	—	(215,923)
Capitalized software	(733,842)	—
Purchases of property, plant and equipment	(605,655)	(487,169)
Net cash used in investing activities	(1,339,497)	(703,092)

Financing Activities
Principal payments on long-term debt	(4,387,500)	(357,142)
Dividends paid	(689,133)	(688,340)
Net cash used in financing activities	(5,076,633)	(1,045,482)

Effect of exchange rate changes on cash	406,594	212,902
Net change in cash and cash equivalents	(5,913,661)	855,925

Cash and cash equivalents at beginning of period	22,275,477	22,725,376
Cash and cash equivalents at end of period	$16,361,816	$23,581,301

See accompanying notes.

THE EASTERN COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. Refer to the Company's consolidated financial statements and notes thereto included in its Form 10-K for the year ended December 30, 2017 for additional information.

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

The condensed consolidated balance sheet as of December 30, 2017 has been derived from the audited consolidated balance sheet at that date.

Commencing with Quarterly Report on Form 10-Q for the period ended September 30, 2017, engineering expenses have been separately identified for all periods presented. These expenses have been reclassified from cost of products sold and selling and administrative expenses. Engineering expense is not necessarily a cost of product sold. Rather, these expenses are related to product development. This reclass of April 1, 2017 amounts does not change the overall results.

Commencing with this Quarterly Report on Form 10-Q, in accordance with ASC 715 – Compensation – Retirement Benefits, net periodic pension costs have been separately identified for all periods presented. These expenses have been reclassified from cost of products sold to other income.

Note B – Earnings Per Share

The denominators used in the earnings per share computations follow:

	Three Months Ended
	March 31, 2018	April 1, 2017
Basic:
Weighted average shares outstanding	6,263,553	6,256,496

Diluted:
Weighted average shares outstanding	6,263,553	6,256,496
Dilutive stock units	28,173	-
Denominator for diluted earnings per share	6,291,726	6,256,496

Note C – Inventories

The components of inventories follow:

	March 31, 2018	December 30, 2017

Raw material and component parts	$14,849,839	$14,331,915
Work in process	7,997,305	7,718,379
Finished goods	26,129,804	25,218,463
	$48,976,948	$47,268,757

Note D – Segment Information

Segment financial information follows:

	Three Months Ended
	March 31, 2018	April 1, 2017
Revenues:
Sales to unaffiliated customers:
Industrial Hardware	$36,557,043	$15,442,825
Security Products	15,119,328	13,917,489
Metal Products	7,768,626	6,682,981
	$59,444,997	$36,043,295

Income before income taxes:
Industrial Hardware	$2,766,444	$540,571
Security Products	985,138	969,125
Metal Products	420,305	665,975
Operating Profit	4,171,887	2,175,671
Interest expense	(296,330)	(21,024)
Other income	218,731	80,183
Income before income taxes	$4,094,288	$2,234,830

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

Note F – Debt

On April 3, 2017, the Company signed an amended and restated loan agreement (the "Restated Loan Agreement") with People's United Bank that included a $31 million term portion and a $10 million revolving credit portion.  Proceeds of the loan were used to repay the remaining outstanding term loan of the Company (approximately $1,429,000) and to acquire 100% of the common stock of Velvac Holdings, Inc.  The term portion of the loan requires quarterly principal payments of $387,500 for a two-year period beginning July 3, 2017.  The repayment amount then increases to $775,000 per quarter beginning July 1, 2019.  The term loan is a five-year loan with the remaining balance due on March 1, 2022.  The revolving credit portion has a quarterly commitment fee ranging from 0.2% to 0.375% based on operating results.  The revolving credit portion has a maturity date of April 1, 2022.  On April 3, 2017, the Company borrowed approximately $6.6 million on the revolving credit facility.  The Company subsequently paid off $1.6 million during 2017 and an additional $4 million during the first 3 months of 2018 on the revolving credit facility leaving a balance on the credit of $1 million as of March 31, 2018

The interest rates on the term and revolving credit portion of the Restated Loan Agreement vary.  The interest rates may vary based on the LIBOR rate plus a margin spread of 1.75% to 2.50%.  The margin spread is based on operating results calculated on a rolling-four-quarter basis.  The Company may also borrow funds at the lender's prime rate.  On March 31, 2018, the interest rate for one half ($14.9 million) of the term portion was 3.44%, using a 1 month LIBOR rate and 3.41% on the remaining balance ($14.9 million) of the term loan based on a 3 month LIBOR rate. The interest rate on the $1 million of the revolving credit portion was 4.0%, the bank's prime rate.

The Company's loan covenants under the Restated Loan Agreement require the Company to maintain a consolidated minimum debt service coverage ratio of at least 1.1 to 1 for periods through December 31, 2018 and 1.2 to 1 thereafter to be tested quarterly on a twelve-month trailing basis.  In addition, the Company will be required to show a maximum total leverage ratio of 4.0x for periods through December 31, 2018, 3.5x for the period January 1, 2019 through December 31, 2019, 3.25x for the period January 1, 2020 through December 31, 2020 and 3.0x thereafter.  The Company was in compliance with all covenants in 2017 and 2018.

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

Note G – Retirement Benefit Plans

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

In addition, the Company provides health care and life insurance for retired salaried employees in the U.S.who meet specific eligibility requirements.

Significant disclosures relating to these benefit plans for the first quarter of fiscal 2018 and 2017 follow:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Service cost	$329,960	$317,360	$9,256	$6,847
Interest cost	776,792	791,057	19,290	20,207
Expected return on plan assets	(1,304,880)	(1,195,895)	(13,913)	(12,874)
Amortization of prior service cost	32,691	36,438	(1,268)	(5,361)
Amortization of the net loss	277,528	307,870	(16,398)	(19,400)
Net periodic benefit cost	$112,091	$256,830	$(3,033)	$(10,581)

The Company's funding policy with respect to its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations.  In the year 2018, the Company expects to contribute $510,000 into its pension plans and $105,000 into its postretirement plan. As of March 31, 2018, the Company has not made contributions into its pension plans and has contributed $36,000 to its postretirement plan and will make the remaining contributions as required during the remainder of the year.

The Company has a contributory savings plan under Section 401(k) of the Internal Revenue Code covering substantially all U.S. non-union employees. The plan allows participants to make voluntary contributions their annual compensation on a pretax basis, subject to IRS limitations. The plan provides for contributions by the Company at its discretion.

The Company made contributions to the plan as follows:

	For the Three Months Ended
	March 31, 2018	April 1, 2017
Regular matching contribution	$166,015	$116,475
Transitional credit contribution	124,108	135,370
Non-discretionary contribution	524,373	307,568
Total contributions made for the period	$814,496	$559,413

The non-discretionary contribution of $502,617 made in the period of March 31, 2018 was expensed in the prior fiscal year.

Note H – Stock Based Compensation

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

As of March 31, 2018, the Company had one stock option plan, the 2010 Executive Stock Incentive Plan (the "2010 Plan"), for officers, other key employees, and non-employee directors.  Incentive stock options granted under the 2010 plan must have exercise prices that are not less than 100% of the fair market value of the stock on the dates the options are granted.  Restricted stock awards may also be granted to participants under the 2010 Plan with restrictions determined by the Compensation Committee of the Company's Board of Directors (the "Compensation Committee").  Under the 2010 Plan, non-qualified stock options granted to participants will have exercise prices determined by the Compensation Committee.   No options or restricted stock were granted in the first quarters of fiscal years 2018 or 2017.

The 2010 Plan also permits the issuance of stock appreciation rights ("SARs").  The SARs are in the form of an option with a cashless exercise price equal to the fair value of the Company's common stock at the date of grant.  During the first quarter of 2018, the Company issued 51,000 SARs at an exercise price of $24.90.  The SARs will vest on February 1, 2021 and are subject to meeting performance measurements.  When exercised, the Company will issue shares of the Company' common stock with a value equal to the difference between the closing stock price on the date of exercise and the exercise price of the SARs.

Stock-based compensation expense in connection with SARs granted to employees and directors in the first quarter of 2018 and 2017 was approximately $56,000 and $7,000, respectively.

As of March 31, 2018, there were 275,000 units reserved and available for future grant under the above noted 2010 plan.

	Three Months Ended March 31, 2018		Year Ended December 30, 2017
	Units	Weighted - Average Exercise Price	Units	Weighted - Average Exercise Price
Outstanding at beginning of period	141,500	$20.36	--	$--
Issued	51,000	24.90	149,500	20.39
Forfeited	(2,000)	19.10	(8,000)	21.10
Outstanding at end of period	190,500	21.44	141,500	20.36

SARs Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of December 30, 2017	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable as of March 31, 2018	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$19.10-24.90	190,500	4.2	$21.44	20,670	4.0	19.10

The following tables set forth the outstanding stock grants for the period specified:

	Three Months Ended March 31, 2018		Year Ended December 30, 2017
	Shares	Weighted - Average Exercise Price	Shares	Weighted - Average Exercise Price
Outstanding at beginning of period	25,000	$—	—	$—
Issued	—	—	25,000	—
Forfeited	—	—	—	—
Outstanding at end of period	25,000	—	25,000	—

Stock Grants Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of March 31, 2018	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable as of December 30, 2017	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$0.00	25,000	4.0	—	—	—	—

At March 31, 2018, outstanding SARs and options had an intrinsic value of $2,040,450.

Note I – Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and in various states and foreign jurisdictions.  With limited exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2013 and is no longer subject to non-U.S. income tax examinations by foreign tax authorities for years prior to 2011.

The Tax Cuts and Jobs Act (the "2017 Tax Act") was enacted into law on December 22, 2017. The 2017 Tax Act, significantly changes U.S. corporate income tax laws by, among other provisions, reducing the maximum U.S. corporate income tax rate from 35% to 21% starting in 2018, and creating a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries.

The final impact on the Company resulting from the 2017 Tax Act's transition tax legislation may differ from the aforementioned reasonable estimate due to the complexity of calculating and supporting with primary evidence U.S. tax attributes, such as accumulated foreign earnings and profits, foreign tax paid, and other tax components involved in foreign tax credit calculations for prior years back to 1986. Such differences could be material, due to, among other things, changes in interpretations of the 2017 Tax Act, future legislative action to address questions that arise because of the 2017 Tax Act, changes in accounting standards for income taxes or related interpretations in response to the 2017 Tax Act, or any updates or changes to estimates the Company has utilized to calculate the reasonable estimate of the transition tax.

Pursuant to the SAB118, the company is allowed a measurement period of up to one year after the enactment date of the 2017 Tax Act to finalize the recording of the related tax impacts.  During the three months ending March 31, 2018, no measurement period adjustments were recorded.

The total amount of unrecognized tax benefits could increase or decrease within the next 12 months for a number of reasons, including the closure of federal, state and foreign tax years by expiration of the statute of limitations and the recognition and measurement considerations under FASB ASC Topic 740, "Income Taxes."  There have been no significant changes to the amount of unrecognized tax benefits during the three months ended March 31, 2018.  The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will not increase or decrease significantly over the next twelve months.

Note J – Revenue Recognition

The Company's revenues result from the sale of goods and services and reflect the consideration to which the Company expects to be entitled.  The Company records revenues based on a five-step model in accordance with FASB ASC Topic 606, "Revenue from Contracts with Customers."  The Company has defined purchase orders as contracts in accordance with ASC Topic 606. For its customer contracts, the Company identifies it's performance obligations, which is delivering goods or services, determines the transaction price, allocates the contract transaction price to the performance obligations (when applicable), and recognizes the revenue when (or as) the performance obligation is transferred to the customer.  A good or service is transferred when the customer obtains control of that good or service.  The Company's revenues are recorded at a point in time from the sale of tangible products.  Revenues are recognized when products are shipped.

The Company has elected the Modified Retrospective Method (the "Cumulate Effect Method") to comply with ASC Topic 606. The Cumulative Effect Method does not affect the amounts for the prior periods, but requires that the current period be reported in accordance with as if ASC Topic 606. ASC Topic 606 was adopted on December 31, 2017 which was the first day of the Company's 2018 fiscal year. The financial effect of ASC Topic 606 on the March 31, 2018 financial statements was not significant.

Customer volume rebates, product returns, discount and allowance are variable consideration and are recorded as a reduction of revenue in the same period that the related sales is recorded.  The Company has reviewed the overall sales transactions for variable consideration and has determined that these costs are not significant.

Refer to Note D for revenues reported by segment.  The Company has not experienced any impairment losses, has no future performance obligations and does not capitalize costs to obtain or fulfill contracts.

Note K - Financial Instruments and Fair Value Measurements

Financial Risk Management Objectives and Policies

The Company is exposed primarily to credit, interest rate and currency exchange rate risks which arise in the normal course of business.

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk for the Company is its receivable accounts with customers. The Company has established credit limits for customers and monitors their balances to mitigate the risk of loss. At March 31, 2018 and December 30, 2017, there were no significant concentrations of credit risk. No one customer represented more than 10% of the Company's net trade receivables at March 31, 2018 or at December 30, 2017.  The maximum exposure to credit risk is primarily represented by the carrying amount of the Company's accounts receivable.

Interest Rate Risk

The Company's exposure to the risk of changes in market interest rates relates primarily to the Company's debt, which bears interest at variable rates based on the LIBOR rate plus a margin spread of 1.75% to 2.50%. The Company has an interest rate swap with a notional amount of $14,918,750 on March 31, 2018 to convert a portion of its 2017 Term Loan from variable to fixed rates. The valuation of this swap is determined using the three month LIBOR rate index and mitigates the Company's exposure to interest rate risk.

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

Fair Value Measurements

Assets and liabilities that require fair value measurement are recorded at fair value using market and income valuation approaches and considering the Company's and counterparty's credit risk. The Company uses the market approach and the income approach to value assets and liabilities as appropriate. The assets or liabilities requiring fair value measurements on March 31, 2018 are as follows:

	Fair Value	Level 1	Level 2	Level 3
Financial Receivable Interest rate swap	$273,154	$—	$273,154	$—
Total assets	$273,154	$—	$273,154	$—

The Company's interest rate swap is not an exchange-traded instrument. However, it is valued based on observable inputs for similar liabilities and accordingly is classified as Level 2. The amount of the interest rate swap is included in other accrued assets.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in the Company's financial position and results of operations for the quarter ended March 31, 2018. The interim financial statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 30, 2017 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company's 2017 Form 10-K.

Certain statements set forth in this discussion and analysis of financial condition and results of operations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the rules, regulation and releases of the Securities and Exchange Commission (the "SEC").  Any statement that are not historical fact, including statements containing such words as "may," "will," "could," "expects," "intends," "believes," "plans," "anticipates," "estimated," or similar expressions, should be considered forward=looking statements. Readers should not place undue influence on these statements which, reflect management's current expectations regarding future events and operating performance and are made only as of the date of this Report. These forward-looking statements are subject to risks and uncertainties, and actual future results and trends might differ materially from those discussed in, or implied by, the forward-looking statements.

The risks and uncertainties that could cause actual results to differ from those described in the forward-looking statements depend on a variety of factors, including changing customer preferences, lack of success of new products, loss of customers, competition, increased raw material prices, problems associated with foreign sourcing of parts and products, changes within our industry segments and in the overall economy, litigation, legislation and the impact of the acquisition and integration of Velvac and its subsidiaries. In addition, terrorist threats and the possible responses by the U.S. and foreign governments, the effects on consumer demand, the financial markets, the travel industry, the trucking industry and other conditions increase the uncertainty inherent in forward-looking statements.

There are important, additional factors that could cause actual results or events to differ materially from those indicated by such forward-looking statements, including the factors described in the Company's 2017 For 10-K, which was filed with the SEC on March 15, 2018.  Although the Company believes it has an appropriate business strategy and the resources necessary for its operations, future revenue and margin trends cannot be reliably predicted and the Company may alter its business strategies to address changing conditions.

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

Overview

Sales in the first quarter of 2018 increased $23.4 million or 65%, as compared to the first quarter of 2017.  In the first quarter of 2018, organic sales growth for the total Company was 15%, as compared to the first quarter of 2017.  The increase in sales is primarily the result of a $21.1 million or 137% increase in sales in the Industrial Hardware segment.  Velvac's sales in the first quarter of 2018 accounted for 86% of the increase in Industrial Hardware segment increase sales.  The Industrial Hardware segment sales in the first quarter of 2018 had organic growth of 19%.  Sales increased 16% in the Metal Products segment and increased 9% in the Security Products segment, when compared to the first quarter of 2017.  Consolidated sales volume of existing products increased by 58% for the first quarter of 2018 compared to the first quarter of 2017.  Companywide, the first quarter of 2018 was favorably affected by the introduction of new products which increased sales by 6%.

For the three months ended March 31, 2018, gross margin as a percentage of sales was 25% compared to 24% in the comparable period of 2017.

Engineering expense increased $0.8 million or 120% in the first quarter of 2018 compared to the prior year period. The increase is primarily the result of the Velvac acquisition in the second quarter of 2017.

Selling and administration costs increased $3.2 million or 55% in the first quarter of 2018 compared to the prior year period.  The most significant contributing to this increase in cost was the Velvac acquisition which increased payroll related costs incurred in the first quarter of 2018.

Interest expense increased $0.3 million in the first quarter of 2018 compared to the first quarter of 2017 due to the increased level of debt incurred in connection with the acquisition of Velvac in the second quarter of 2017.

Other income increased in the first quarter of 2018 compared to the first quarter of 2017 due to the adoption of FASB ASC Topic 715, "Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost."

A more detailed analysis of the Company's results of operations and financial condition is provided below:

Results of Operations

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of operations as a percentage of net sales, by segment:

	Three Months Ended March 31, 2018
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	74.8%	70.9%	85.6%	75.2%
Gross margin	25.2%	29.1%	14.4%	24.8%

Engineering expense	2.4%	3.3%	—	2.4%
Selling and administrative expense	15.2%	19.3%	9.0%	15.4%
Operating profit	7.6%	6.5%	5.4%	7.0%

	Three Months Ended April 1, 2017
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	78.1%	70.0%	82.2%	75.9%
Gross margin	21.9%	30.0%	17.8%	24.1%

Engineering expense	1.1%	3.3%		1.7%
Selling and administrative expense	17.1%	19.6%	7.7%	16.4%
Operating profit	3.7%	7.1%	10.1%	6.0%

The following table shows the amount of change for the first quarter of 2018 compared to the first quarter of 2017 in sales and operating profit by segment (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$21,114	$1,202	$1,086	$23,402

Volume	134.5%	3.4%	-4.6%	58.1%
Prices	0.4%	0.7%	2.3%	0.9%
New products	1.8%	4.6%	18.6%	6.0%
	136.7%	8.7%	16.3%	65.0%

Operating profit	$2,200	$(9)	$(255)	$1,936
	388.1%	-0.9%	-37.7%	86.6%

Industrial Hardware Segment

Net sales in the Industrial Hardware segment were up 137% in the first quarter of 2018 compared to the prior year period.  The increase in sales in the first quarter of 2018 were primarily the result of the Velvac acquisition in April 2017.  Velvac's net sales for the first quarter of 2018 represent 88% of the increase in net sales in the first quarter of 2018 as compared to the prior year period. Sales in the first quarter of 2018 had organic growth of 19% primarily in Class 8 trucks, specialty vehicles and military end markets, as compared to sales in the prior year period.  In addition, composite panels sales increased 15% in the first quarter of 2018 compared to the same period in 2017.

Cost of products sold increased 127% in the first quarter of 2018, as compared to the first quarter of 2017, due to the increased sales volume and raw material prices.  Velvac's cost of products sold for the first quarter of 2018 represent 92% of the increase in the cost of products sold in the first quarter of 2018 compared to the prior year quarter.  Raw material prices for steel and zinc increased in the first quarter of 2018 as compared to the first quarter of 2017.  These materials are important in the products produced.  Hot rolled steel prices increased 16%, cold rolled steel prices increased 5% and zinc prices increased 39%.

Gross margin as a percentage of net sales was 25% in the first quarter 2018 compared to 22% in the same period in 2017.  The change in gross margin for the first quarter of 2018 reflects the mix of products produced offset by the increase in raw material costs.

Engineering expense as a percentage of net sales was 2% in the first quarter 2018 compared to 1% in 2017.  The increase for the 2018 period reflects Velvac's engineering expenses of $0.8 million.

Selling and administrative expenses increased 111% for the first quarter of 2018 compared to the same period in from 2017.  The increase is the result of the Velvac acquisition in the second quarter of 2017.

Security Products Segment

Net sales in the Security Products segment increased 9% in the first quarter of 2018 compared to the first quarter of 2017.  The increase in sales resulted from an increase of sales volume of 32% of existing products to the commercial laundry market and new product sales of 5% to the commercial lock market.  New product sales included a zinc branded puck lock, a spring return lock, a push button lock and a mini cam lock.

Cost of products sold increased 10% in the first quarter of 2018 as compared to the first quarter of 2017, as the result of increased sales volume and raw material prices.  The most significant factor resulting in changes in cost of products sold in the first quarter of 2018 as compared to the same period in 2017 quarter was in the cost of raw materials of 12%.  These materials are important in the products produced.  Raw material prices for cold rolled steel, zinc and brass increased in the first quarter of 2018 when compared to the first quarter of 2017.  Zinc prices increased 39% and brass prices increased 12%.  In addition, payroll and payroll related expenses increased 14% in 2018 as compared to the first quarter of 2017 which was the result of hiring additional personnel at several divisions.

Gross margin as a percentage of net sales was 29% in the first quarter of 2018, as compared to 30% in the first quarter of 2017.  The decrease in gross margin for the 2018 period reflects the mix of products produced offset by the increase in raw materials costs.

Engineering expense as a percentage of net sales was 3% for each of the first quarters of 2018 and 2017.

Selling and administrative expenses increased 7% in the first quarter of 2018, as compared to the same period in 2017. The most significant factor resulting in the increase were payroll and payroll related costs.

Metal Products Segment

Net sales in the Metal Products segment increased 16% in the first quarter of 2018 as compared to the prior year period. Increased sales volume of industrial castings products represented the entire increase from the first quarter of 2017 levels as the Company continues efforts to diversify away from traditional mining products.  New product sales were to the mining, oil, water, gas, and rail industries.

Cost of products sold increased 21% in the first quarter of 2018, as compared to the same period in 2017 as the result of increased sales volume and raw material prices.  The cost increase is the result of an increase of 33% in payroll and payroll related costs due to hiring additional personnel, and an increase of 48% in supplies and tools costs as a result of increased production.  Raw material costs for scrap iron increased in the first quarter of 2018 when compared to the first quarter of 2017 by 17%.

Gross margin as a percentage of net sales was 14% in the first quarter of 2018 compared to 18% in 2017.

Selling and administrative expenses increased 35% in the first quarter of 2018 compared to the same period in 2017.  The increase was primarily due to the hiring of key management positions that were previously vacant in the 2017 period.

Liquidity and Sources of Capital

The Company generated approximately $96,000 of cash from its operations during the first three months of 2018 compared to approximately $2,392,000 during the same period in 2017.  The decrease in cash flows in the 2018 period compared to the 2017 period was primarily the result of increased inventories and accounts receivable on increased organic sales and the Velvac acquisition during the 2018 period.  Cash flow from operations coupled with cash at the beginning of the 2018 fiscal year was sufficient to fund capital expenditures, debt service, and dividend payments.

Additions to property, plant and equipment were approximately $606,000 for the first three months of 2018 and $487,000 for the same period in 2017.  As of March 31, 2018, there was approximately $125,000 of outstanding commitments for capital expenditures.

The following table shows key financial ratios at the end of each period:

	First Quarter 2018	First Quarter 2017	Year End 2017
Current ratio	3.6	6.2	3.2
Average days' sales in accounts receivable	47	51	46
Inventory turnover	3.7	3.4	3.4
Total debt to shareholders' equity	34.2%	1.7%	40.5%

The following table shows important liquidity measures as of the balance sheet date for each period below (in millions):

	First	First	Year
	Quarter	Quarter	End
	2018	2017	2017
Cash and cash equivalents
- Held in the United States	$2.3	$11.4	$7.9
- Held by a foreign subsidiary	14.1	12.2	14.4
	16.4	23.6	22.3
Working capital	71.4	65.6	68.8
Net cash provided by operating activities	.1	2.4	11.2
Change in working capital impact on net cash (used) in operating activities	(4.5)	(0.3)	2.4
Net cash (used) in investing activities	(1.3)	(0.7)	(44.7)
Net cash (used) in financing activities	(5.1)	(1.0)	30.7

Total inventories of $49.0 million increased 4% in the first quarter of 2018 as compared to $47.3 million at the fiscal year end of 2017.  Inventories increased 51% in the first quarter of 2018, as compared to $32.5 million in the same period in 2017.  Accounts receivable were $30.3 million for the first quarter of 2018, as compared to $27.1 million at the 2017 fiscal year-2017 and $20.0 million for the quarter of 2017 as the result of the Velvac acquisition.

Cash, cash flow from operating activities and funds available under the revolving credit portion of the Restated Loan Agreement are expected to be sufficient to cover future foreseeable working capital requirements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from what was reported in the 2017 Annual Report on Form 10-K.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of the end of the quarter ended March 31, 2018, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 240.13a-15.  As defined in Exchange Act Rules 240.13a-15(e) and 240.15d-15(e), "the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure."  Based upon that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of March 31, 2018.

The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO have concluded that these controls and procedures are effective at the "reasonable assurance" level as of March 31, 2018.

Changes in Internal Control Over Financial Reporting:

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

In 2010, the Company was contacted by the State of Illinois regarding potential ground contamination at its plant in Wheeling, Illinois. The Company entered into a voluntary remediation program in Illinois and has engaged an environmental clean-up company to perform testing and develop a remediation plan. Since 2010, the environmental company has completed a number of tests and the design of a final remediation system has verbally been agreed upon and is expected to be signed in the second quarter of 2018. The total estimated cost for the proposed remediation system is anticipated to be approximately $50,000.

In 2016, the Company created a plan to remediate a landfill of spent foundry sand maintained at the Company's Metal Casting facility in New York. This plan was presented to the New York Department of Environmental Conservation (the "DEC") for approval in the first quarter of 2018. The Company is in final negotiations with the DEC, and, based on estimates provided by the Company's environmental engineers, the anticipated cost to remediate and monitor the landfill is $411,000. The Company has accrued for and expensed the entire $411,000 of which $31,000 of the estimated cost was accrued for and expensed in the first quarter of 2018.

There are no other legal proceedings, other than ordinary routine litigation incidental to the Company's business, to which either the Company or any of its subsidiaries is a party or of which any property of the Company or any subsidiary is the subject.

ITEM 1A – RISK FACTORS

The Company's business is subject to a number of risks, some of which are beyond its control. In addition to the other information set forth in this report, the Company's stockholders should carefully consider the factors discussed in Item 1A. - "Risk Factors" of the Company's 2017 Annual Report on Form 10-K, as filed with the SEC on March 15, 2018, that could have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity and that could cause its operating results to vary significantly from period to period. As of March 31, 2018, there have been no material changes to the risk factors disclosed in the Company's most recent Annual Report on Form 10-K. The Company may also disclose changes to such factors or disclose additional factors from time to time in its future filings with the SEC.  Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition, or operating results.

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

101) The following materials from Eastern Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2018, and April 1, 2017; (ii) Condensed Consolidated Statement Balance Sheet at March 31, 2018 and April 1, 2017; (iii) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2018 and April 1, 2017; and (iv) Notes to the (Unaudited) Condensed Consolidated Financial Statements**.

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE EASTERN COMPANY
(Registrant)
DATE: May 4, 2018	/s/August M. Vlak
August M. Vlak President and Chief Executive Officer

DATE: May 4, 2018	/s/John L. Sullivan III
John L. Sullivan III Vice President and Chief Financial Officer