Form 10-Q
period 2018-06-30
EASTERN CO
filed 2018-08-06
CIK 31107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________________ to _______________

Commission File Number 001-35383

THE EASTERN COMPANY
(Exact name of registrant as specified in its charter)

Connecticut	06-0330020
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

112 Bridge Street, Naugatuck, Connecticut	06770
(Address of principal executive offices)	(Zip Code)

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

As of June 30, 2018, 6,266,911 shares of the registrant's common stock, no par value per share, were issued and outstanding.

The Eastern Company
Form 10-Q

FOR THE FISCAL YEAR ENDED JUNE 30, 2018

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months Ended		Three Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales	$120,305,849	$94,088,038	$60,860,852	$58,044,743
Cost of products sold	(90,531,018)	(69,829,465)	(45,807,496)	(42,530,749)
Gross margin	29,774,831	24,258,573	15,053,356	15,513,994

Product development expenses	(3,084,258)	(2,313,720)	(1,581,719)	(1,683,309)
Selling and administrative expenses	(18,130,180)	(17,222,190)	(9,083,131)	(11,344,223)
Operating profit	8,560,393	4,722,663	4,388,506	2,486,462

Interest expense	(608,390)	(332,678)	(312,060)	(311,654)
Other income	444,500	55,765	225,769	36,112
Income before income taxes	8,396,503	4,445,750	4,302,215	2,210,920

Income taxes	2,037,831	1,462,207	1,043,738	744,518
Net income	$6,358,672	$2,983,543	$3,258,477	$1,466,402

Earnings per Share:
Basic	$1.02	$.48	$.52	$.23

Diluted	$1.01	$.47	$.52	$.23

Cash dividends per share:	$.22	$.22	$.11	$.11

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Six Months Ended		Three Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net income	$6,358,672	$2,983,543	$3,258,477	$1,466,402
Other comprehensive income/(loss):
Change in foreign currency translation	(274,318)	883,823	(883,246)	411,852
Change in marketable securities, net of
tax benefit of:
2017 - $ $5,553 and $6,345	—	10,169	—	11,620
Change in fair value of interest rate swap, net of tax benefit/(cost) of: 2018 – $59,166 and $19,202 respectively 2017 – $41,680	226,645	(68,005)	60,806	(68,005)
Change in pension and postretirement benefit costs, net of taxes of: 2018 – $131,685 and $65,843 respectively 2017 – $225,727 and $112,864, respectively	445,449	413,366	222,724	206,683
Total other comprehensive income	397,776	1,239,353	(599,716)	562,150
Comprehensive income	$6,756,448	$4,222,896	$2,658,761	$2,028,552

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2018	December 30, 2017
	(Unaudited)
Current Assets
Cash and cash equivalents	$18,979,924	$22,275,477
Accounts receivable, less allowances: $667,000 - 2018; $389,000 - 2017	30,449,373	27,119,910
Inventories	49,889,085	47,268,757
Prepaid expenses and other assets	3,839,937	3,401,456
Total Current Assets	103,158,319	100,065,600
Property, Plant and Equipment	72,266,184	70,109,077
Accumulated depreciation	(42,756,081)	(41,075,121)
	29,510,103	29,033,956
Goodwill	34,874,518	32,228,891
Trademarks	3,686,064	3,686,063
Patents and other intangibles net of accumulated amortization	11,018,808	9,433,596
Deferred income taxes	1,840,724	2,010,291
	51,420,114	47,358,841
TOTAL ASSETS	$184,088,536	$176,458,397

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$18,075,133	$14,712,414
Accrued compensation	2,844,041	4,376,211
Other accrued expenses	4,046,863	3,606,057
Contingent liability	2,070,000	2,070,000
Current portion of long-term debt	7,550,000	6,550,000
Total Current Liabilities	34,586,037	31,314,682

Deferred income taxes	1,723,543	1,723,543
Other long-term liabilities	358,982	358,982
Long-term debt, less current portion	27,900,000	28,675,000
Accrued postretirement benefits	1,000,409	1,032,171
Accrued pension cost	25,994,635	26,423,429

Shareholders' Equity
Preferred Stock, no par value:
Authorized and unissued: 2,000,000 shares
Common Stock, no par value, Authorized: 50,000,000 shares	29,715,945	29,501,123
Issued: 8,961,640 shares in 2018 and 8,957,974 shares in 2017
Treasury Stock: 2,694,729 shares in 2018 and 2017	(19,105,723)	(19,105,723)
Retained earnings	102,903,644	97,921,903
Accumulated other comprehensive income (loss):
Foreign currency translation	(1,217,511)	(943,193)
Unrealized gain on interest rate swap, net of tax	268,402	41,757
Unrecognized net pension and postretirement benefit costs, net of tax	(20,039,828)	(20,485,277)
Accumulated other comprehensive loss	(20,988,937)	(21,386,713)
Total Shareholders' Equity	92,524,929	86,930,590
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$184,088,536	$176,458,397

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30, 2018	July 1, 2017
Operating Activities
Net income	$6,358,672	$2,983,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,314,985	1,536,319
Unrecognized pension and postretirement benefits	116,578	231,005
Loss on sale of equipment and other assets	50,348	48,618
Provision for doubtful accounts	201,552	24,866
Issuance of Common Stock for directors' fees	214,821	81,970
Changes in operating assets and liabilities:
Accounts receivable	(3,717,778)	(4,519,266)
Inventories	(2,658,358)	3,249,443
Prepaid expenses and other	(339,385)	(1,636,168)
Other assets	(58,426)	970,284
Accounts payable	3,712,586	956,626
Accrued compensation	(1,527,545)	(822,861)
Other accrued expenses	946,368	3,204,161
Net cash provided by operating activities	5,614,417	6,308,540

Investing Activities
Marketable securities	—	(318,039)
Business Acquisition, net of cash acquired	(4,994,685)	(42,148,000)
Capitalized software	(1,444,459)	—
Purchases of property, plant and equipment	(1,236,375)	(708,499)
Net cash used in investing activities	(7,675,519)	(43,174,538)

Financing Activities
Proceeds from issuance of long-term debt	—	31,000,000
Proceeds from short term borrowings	7,000,000	6,614,611
Payments on revolving credit note	(6,000,000)	(1,614,611)
Principal payments on long-term debt	(775,000)	(1,785,714)
Dividends paid	(1,378,456)	(1,376,914)
Net cash used in financing activities	(1,153,456)	32,837,372

Effect of exchange rate changes on cash	(80,996)	382,052
Net change in cash and cash equivalents	(3,295,553)	(3,646,574)

Cash and cash equivalents at beginning of period	22,275,477	22,725,376
Cash and cash equivalents at end of period	$18,979,924	$19,078,802

See accompanying notes.

THE EASTERN COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X 10-01 and do not include all of the information and footnotes required by generally accepted accounting principles in the United States ("GAAP") for complete financial statements. Refer to the Company's consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 30, 2017 (the 2017 For 10-K filed with the Securities and Exchange Commission on March 15, 2018) for additional information.

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

Commencing with Quarterly Report on Form 10-Q for the period ended September 30, 2017, product development expenses have been separately identified for all periods presented. These expenses have been reclassified from cost of products sold and selling and administrative expenses. Product development expenses are not necessarily a cost of product sold. The reclassified amounts as of July 1, 2017 do not change the overall results of the Company.

Commencing with this Quarterly Report on Form 10-Q, in accordance with ASU 2017-07 – Compensation – Retirement Benefits, net periodic pension costs have been separately identified for all periods presented. These expenses have been reclassified to cost of products sold from other income.

Note B – Earnings Per Share

The denominators used to calculate earnings per share are as follow:

	Six Months Ended		Three Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Basic:
Weighted average shares outstanding	6,264,435	6,257,482	6,265,315	6,258,467

Diluted:
Weighted average shares outstanding	6,264,435	6,257,482	6,265,315	6,258,467
Dilutive stock options	27,002	13,436	27,002	26,872
Denominator for diluted earnings per share	6,291,437	6,270,918	6,292,317	6,285,339

Note C – Inventories

Inventories consist of the following components:

	June 30, 2018	December 30, 2017

Raw material and component parts	$15,126,400	$14,331,915
Work in process	8,146,245	7,718,379
Finished goods	26,616,440	25,218,463
Total inventories	$49,889,085	$47,268,757

Note D – Segment Information

Financial information by segment is as follows:

	Six Months Ended		Three Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Revenues:
Sales to unaffiliated customers:
Industrial Hardware	$72,410,627	$50,541,057	$35,853,583	$35,098,231
Security Products	33,007,356	30,117,055	17,888,028	16,199,567
Metal Products	14,887,866	13,429,926	7,119,241	6,746,945
	$120,305,849	$94,088,038	$60,860,852	$58,044,743

Income before income taxes:
Industrial Hardware	$5,284,529	$1,064,263	$2,518,086	$497,471
Security Products	2,649,180	2,685,795	1,664,041	1,691,358
Metal Products	626,684	972,605	206,379	297,633
Operating Profit	8,560,393	4,722,663	4,388,506	2,486,462
Interest expense	(608,390)	(332,678)	(312,060)	(311,654)
Other income	444,500	55,765	225,769	36,112
	$8,396,503	$4,445,750	$4,302,215	$2,210,920

Note E – Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2016-02, Leases (Topic 842). ASU 2016-02 requires leases to present right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. The guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and is effective for years beginning after December 15, 2018.  Early adoption is permitted. The Company is evaluating the impact of the new guidance.

In February 2017, the FASB issued ASU No. 2017-06, Plan Accounting: Defined Benefit Pension Plans (Topic 960); Defined Contribution Pension Plans (Topic 962); Health and Welfare Benefit Plans (Topic 965): Employee Benefit Plan Master Trust Reporting. ASU 2017-06 provides guidance for reporting by an employee benefit plan for its interest in a master trust. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This ASU should be applied retrospectively with earlier application permitted as of the beginning of an interim or annual reporting period after December 15, 2018.  The Company is in the process of determining the effect that the adoption of ASU 2017-06 will have on the accompanying financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that could impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued, but are not yet effective, that might have a material impact on the consolidated financial statements of the Company.

Note F – Debt

On April 3, 2017, the Company signed an amended and restated loan agreement (the "Restated Loan Agreement") with People's United Bank that included a $31 million term portion and a $10 million revolving credit portion.  Proceeds of the loan were used to repay the remaining outstanding term loan of the Company (approximately $1,429,000) and to acquire 100% of the common stock of Velvac Holdings, Inc. ("Velvac").  The term portion of the Restated Loan Agreement requires quarterly principal payments of $387,500 for a two-year period beginning July 3, 2017.  The repayment amount then increases to $775,000 per quarter beginning July 1, 2019.  The term loan is a five-year loan with the remaining balance due on March 1, 2022.  The revolving credit portion of the Restated Loan Agreement has a quarterly commitment fee ranging from 0.2% to 0.375% based on operating results on an annualized basis.  The revolving credit portion has a maturity date of April 1, 2022.  On April 3, 2017, the Company borrowed approximately $6.6 million on the revolving credit facility.  The Company subsequently paid off $1.6 million during 2017 and drew down an additional net of $1 million during the first six months of 2018 on the revolving credit facility leaving a balance on the revolving credit facility of $6 million as of June 30, 2018.

The interest rates on the term and revolving credit portions of the Restated Loan Agreement vary.  The interest rates vary based on the LIBOR rate plus a margin spread of 1.75% to 2.50%.  The margin spread is based on operating results calculated on a rolling-four-quarter basis.  The Company may also borrow funds at the lender's prime rate.  On June 30, 2018, the interest rate for one half ($14.7 million) of the term portion of the Restated Loan Agreement was 3.73%, using a one month LIBOR rate, and the interest rate for the remaining balance ($14.7 million) of the term portion was 4.05%, based on a three month LIBOR rate. As of June 30, 2018, the interest rate for the $6 million balance of the revolving credit portion of the Restated Loan Agreement was 3.73%, based on a one month LIBOR rate.

The Company's loan covenants under the Restated Loan Agreement require the Company to maintain a consolidated minimum debt service coverage ratio of at least 1.1 to 1 for periods through December 31, 2018 and of at least 1.2 to 1 for subsequent periods.  This ratio is to be tested quarterly on a 12 month trailing basis.  In addition, the Company will be required to show a maximum total leverage ratio of 4.0x for periods through December 31, 2018, 3.5x for the period January 1, 2019 through December 31, 2019, 3.25x for the period of January 1, 2020 through December 31, 2020 and 3.0x thereafter.  The Company was in compliance with all covenants in 2017 and 2018.

On April 4, 2017, the Company entered into an interest rate swap contract with the lender with an original notional amount of $15,500,000, which is equal to 50% of the outstanding balance of the term portion of the Restated Loan Agreement on that date.  The notional amount will decrease on a quarterly basis beginning July 3, 2017 in accordance with the principal repayment schedule of the term portion of the Restated Loan Agreement.  The Company has a fixed interest rate of 1.92% on the swap contract and will pay the difference between the fixed interest rate and the LIBOR when LIBOR rate is below 1.92% and the Company will receive interest when the LIBOR rate exceeds 1.92%.

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

In addition, the Company provides health care and life insurance for retired salaried employees in the U.S.who meet specific eligibility requirements.

Significant disclosures relating to these benefit plans for the second quarter and first six months of fiscal years 2018 and 2017 are as follows:

	Pension Benefits
	Six Months Ended		Three Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Service cost	$659,922	$634,718	$329,901	$317,358
Interest cost	1,553,583	1,582,112	776,791	791,055
Expected return on plan assets	(2,609,758)	(2,391,787)	(1,304,878)	(1,195,892)
Amortization of prior service cost	65,381	72,874	32,690	36,436
Amortization of the net loss	555,056	615,743	277,528	307,873
Net periodic benefit cost	$224,184	$513,660	$112,032	$256,830

	Postretirement Benefits
	Six Months Ended		Three Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Service cost	$18,512	$13,695	$9,256	$6,848
Interest cost	38,581	40,414	19,291	20,207
Expected return on plan assets	(27,825)	(25,747)	(13,912)	(12,873)
Amortization of prior service cost	(2,536)	(10,722)	(1,268)	(5,361)
Amortization of the net loss	(32,796)	(38,801)	(16,398)	(19,401)
Net periodic benefit cost	$(6,064)	$(21,161)	$(3,031)	$(10,580)

The Company's funding policy with respect to its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations.  In fiscal year 2018, the Company expects to contribute $510,000 into its Hourly Rated Employees Pension Plans and $105,000 into its postretirement plan. In addition, the Company has elected to prepay $2,000,000 in pension contributions towards its Salaried Employees Pension Plan during the third quarter of 2018 to take advantage of the higher tax deduction on its 2017 tax return. As of June 30, 2018, the Company has not made any contributions into its pension plans. The Company has contributed $64,000 to its postretirement plan and intends to make the balance of the contributions during the remainder of the year.

The Company has a contributory savings plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan") covering substantially all U.S. non-union employees.  The 401(k) Plan allows participants to make voluntary contributions from their annual compensation on a pre-tax basis, subject to limitations under the Internal Revenue Code.  The 401(k) Plan provides for contributions by the Company at its discretion.

The Company made contributions to the plan as follows:

	Six Months Ended		Three Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Regular matching contribution	$306,121	$235,423	$140,106	$118,947
Transitional credit contribution	205,614	231,072	81,506	95,702
Non-discretionary contribution	540,831	323,232	16,458	15,664
Total contributions for the period	$1,052,566	$789,727	$238,070	$230,313

The non-discretionary contribution of $502,617 made in the six months ended June 30, 2018 was expensed in the prior fiscal year.

Note H – Stock Based Compensation

The Company accounts for its stock based awards in accordance with FASB Accounting Standards Codification (ASC) 718-10, Compensation – Stock Compensation, which requires a fair value measurement and recognition of compensation expense for all share-based payment awards made to its employees and directors, including employee stock options and restricted stock awards. The Company estimates the fair value of stock options granted using the Black-Scholes valuation model. This model requires the Company to make estimates and assumptions including, among other things, estimates regarding the length of time an employee will retain vested stock options before exercising them, the estimated volatility of our common stock price and the number of options that will be forfeited prior to vesting. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Changes in these estimates and assumptions could materially affect the determination of the fair value of stock-based compensation, which, in turn, could materially affect the related amount recognized in the Company's consolidated statements of operations.

As of June 30, 2018, the Company had one stock option plan, the 2010 Executive Stock Incentive Plan (the "2010 Plan"), for officers, other key employees, and non-employee directors.  Incentive stock options granted under the 2010 plan must have exercise prices that are not less than 100% of the fair market value of the stock on the dates the options are granted.  Restricted stock awards may also be granted to participants under the 2010 Plan with restrictions determined by the Compensation Committee of the Company's Board of Directors (the "Compensation Committee").  Under the 2010 Plan, non-qualified stock options granted to participants will have exercise prices determined by the Compensation Committee.   No options or restricted stock were granted in the second quarter of fiscal year 2018 and 25,000 stock options were granted in the second quarter of 2017.

The 2010 Plan also permits the issuance of stock appreciation rights (SARs).  The SARs are in the form of an option with a cashless exercise price equal to the fair value of the Company's common stock at the date of grant.  During the second quarter of 2018, the Company did not issue any SARs.

Stock-based compensation expense in connection with SARs granted to employees and directors in the second quarter of 2018 and 2017 was approximately $74,000 and $56,000, respectively, and for the six months of fiscal 2018 and 2017 was approximately $130,000 and $63,000 respectively.

As of June 30, 2018, there were 275,000 units reserved and available for future grant under the 2010 Plan.  The following tables set forth the outstanding SARs for the periods specified:

	Six Months Ended June 30, 2018		Year Ended December 30, 2017
	Units	Weighted - Average Exercise Price	Units	Weighted - Average Exercise Price
Outstanding at beginning of period	141,500	$20.36	--	$--
Issued	51,000	24.90	149,500	20.39
Forfeited	(2,000)	19.10	(8,000)	21.10
Outstanding at end of period	190,500	21.44	141,500	20.36

SARs Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of June 30, 2018	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable as of June 30, 2018	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$19.10-24.90	190,500	4.0	$21.44	20,670	3.7	$19.10

The following tables set forth the outstanding restricted stock grants for the period specified:

	Six Months Ended June 30, 2018		Year Ended December 30, 2017
	Shares	Weighted - Average Exercise Price	Shares	Weighted - Average Exercise Price
Outstanding at beginning of period	25,000	$—	—	$—
Issued	—	—	25,000	—
Forfeited	—	—	—	—
Outstanding at end of period	25,000	—	25,000	—

Restricted Stock Grants Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of June 30, 2018	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable as of June 30, 2018	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$0.00	25,000	3.8	—	—	—	—

At June 30, 2018, outstanding SARs and grants had an intrinsic value of $1,943,000.

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

Pursuant to the SAB118, the company is allowed a measurement period of up to one year after the enactment date of the 2017 Tax Act to finalize the recording of the related tax impacts.  During the six months ending June 30, 2018, no measurement period adjustments were recorded.

The total amount of unrecognized tax benefits could increase or decrease within the next 12 months for a number of reasons, including the closure of federal, state and foreign tax years by expiration of the statute of limitations and the recognition and measurement considerations under FASB ASC Topic 740, "Income Taxes."  There have been no significant changes to the amount of unrecognized tax benefits during the six months ended June 30, 2018.  The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will not increase or decrease significantly over the next twelve months.

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

The Company has elected the Modified Retrospective Method (the "Cumulate Effect Method") to comply with ASC Topic 606. The Cumulative Effect Method does not affect the amounts for the prior periods, but requires that the current period be reported in accordance with ASC Topic 606. ASC Topic 606 was adopted on December 31, 2017 which was the first day of the Company's 2018 fiscal year. The financial effect of ASC Topic 606 on the June 30, 2018 financial statements was not material.

Customer volume rebates, product returns, discount and allowance are variable consideration and are recorded as a reduction of revenue in the same period that the related sales are recorded.  The Company has reviewed the overall sales transactions for variable consideration and has determined that these costs are not material.

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

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk to the Company is its accounts receivable with customers. The Company has established credit limits for customers and monitors their balances to mitigate the risk of loss. At June 30, 2018 and December 30, 2017, there were no significant concentrations of credit risk. No one customer represented more than 10% of the Company's net trade receivables at June 30, 2018 or at December 30, 2017.  The maximum exposure to credit risk is primarily represented by the carrying amount of the Company's accounts receivable.

Interest Rate Risk

The Company's exposure to the risk of changes in market interest rates relates primarily to the Company's debt, which bears interest at variable rates based on the LIBOR rate plus a margin spread of 1.75% to 2.50%. The Company has an interest rate swap with a notional amount of $14,725,000 on June 30, 2018 to convert a portion of its 2017 Term Loan from variable to fixed rates. The valuation of this swap is determined using the three month LIBOR rate index and mitigates the Company's exposure to interest rate risk.

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

Fair Value Measurements

Assets and liabilities that require fair value measurement are recorded at fair value using market and income valuation approaches and considering the Company's and counterparty's credit risk. The Company uses the market approach and the income approach to value assets and liabilities as appropriate. The assets or liabilities requiring fair value measurements on June 30, 2018 are as follows:

	Fair Value	Level 1	Level 2	Level 3
Financial Receivable Interest rate swap	$353,161	$—	$353,161	$—
Total assets	$353,161	$—	$353,161	$—

The Company's interest rate swap is not an exchange-traded instrument. However, it is valued based on observable inputs for similar liabilities and thus classified as Level 2. The amount of the interest rate swap is included in other accrued assets.

Note L – Business Acquisition

Effective June 1, 2018 the Company acquired certain assets of Load N Lock Systems, Inc. ("Load N Lock") including accounts receivable, inventories, furniture, fixtures and equipment, intellectual property rights, assumption of certain liabilities and rights existing under all sales and purchase agreements.  Load N Lock is a leader in innovative truck cap and tonneau cover locks that keep truck contents safe and secure.  Load N Lock developed and patented the first integrated power lock for the industry and has developed numerous truck cap and tonneau cover lock related products.  Load N Lock provides its innovative products and solutions to the industry's leading manufacturers in the United States and Asia.

Load N Lock is included in the Security Products segment of the Company from the date of the acquisition.  The cost of the acquisition of Load N Lock was approximately $4,995,000.

The above acquisition was accounted for under ASC 805.  The acquired business is included in the consolidated operating results of the Company from the date of acquisition.  The excess of the cost of Load N Lock over the fair market value of the net assets acquired of $2,694,700 has been recorded as goodwill.

In connection with the above acquisition, the Company recorded the following intangible assets:

Asset Class/Description	Amount	Weighted-average Period in Years
Patents, technology, and licenses
Customer relationships	$689,675	8.3
Intellectual property	586,762	8.3
Non-compete agreements	52,570	8.3
	$1,329,007	8.3

There is no anticipated residual value relating to these intangible assets.

Neither the actual results nor the pro forma effects of the acquisition of Load N Lock are material to the Company's financial statements.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in the Company's financial position and results of operations for the quarter ended June 30, 2018. The interim financial statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 30, 2017 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company's 2017 Form 10-K.

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

Overview

Sales in the second quarter of 2018 increased $2.8 million or 5%, as compared to the second quarter of 2017.  Sales increased across all business segments with Industrial Hardware increasing 2%, Security Products increasing 10% and Metal Products increasing 6%. The second quarter of 2018 was favorably affected by the introduction of new products which increased sales 4%. New products consisted of tumbler paddles; latch brackets primarily in Class 8 trucks, specialty vehicles and military end trucks; mini rotary engines; puck, spring return, push button and mini cam locks; and contract castings.

Sales in the first six months of 2018 increased $26.2 million or 28% compared to the comparable prior year period.  Organic sales in the first six months of 2018 increased 9% while the Velvac acquisition contributed 19%.  Sales volume of existing products increased by 23% in the first six months of 2018 compared to the first six months of 2017. The first six months of 2018 was favorably affected by the introduction of new products which increased sales by 4%. Compared to the prior year period, sales increased in the first six months of 2018 by 43% in the Industrial Hardware segment and by 11% in the Metal Products segment, and by 10% in the Security Products segment.

For the three months ended June 30, 2018, gross margin as a percentage of sales was 25% compared to 27% in the comparable period of 2017.  This decrease was primarily the result of increased raw material prices. Gross margin as a percentage of sales for the six months of 2018 was 25% compared to 26% for the comparable prior year period.  Raw materials are important to the products produced. Comparing the first half of 2018 and 2017, there were significant price increases for the following raw materials: hot rolled, cold rolled, stainless and galvanized steel; zinc, copper, and scrap iron.

Product development expenses decreased $0.1 million or 6% in the second quarter of 2018 and increased $0.8 million or 33% for the first six months of 2018 as compared to the prior year periods in 2017. The increase in the first six months of 2018 is the result of a full six months of Velvac related expenses compared with only three months in 2017.

Selling and administrative costs decreased $2.3 million or 20% in the second quarter of 2018 compared to the prior year period. Selling and administrative costs were adversely impacted by several one time charges incurred during the second quarter of 2017, which included $0.9 million of transaction expenses related to the Velvac acquisition, $0.3 million for environmental remediation expense related to the Metal Product segment and personnel changes of $0.2 million in the Security Products segment.  Selling and administrative costs increased 5.3% or $0.9 million for the first six months of 2018 compared to the prior year period in 2017 as a result of the inclusion of the Velvac acquisition in the second quarter of 2017.

Interest expense was comparable in the second quarter of 2018 to the second quarter of 2017.  Compared to the prior year period, interest expense increased $0.3 million due to the increased level of debt for a full six month period incurred in connection with the acquisition of Velvac in the second quarter of 2017.

Other income increased in the first six months of 2018 compared to the first six months of 2017 due to the adoption of FASB ASU 2017-07 - Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.

A more detailed analysis of the Company's results of operations and financial condition is provided below:

Results of Operations

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of operations as a percentage of net sales, by segment:

	Three Months Ended June 30, 2018
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	75.3%	70.3%	87.5%	75.3%
Gross margin	24.7%	29.7%	12.5%	24.7%

Product development expense	3.1%	2.6%	—	2.6%
Selling and administrative expense	14.6%	17.8%	9.6%	14.9%
Operating profit	7.0%	9.3%	2.9%	7.2%

	Three Months Ended July 1, 2017
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	73.4%	68.9%	83.3%	73.3%
Gross margin	26.6%	31.1%	16.7%	26.7%

Product development expense	3.6%	2.7%	—	2.9%
Selling and administrative expense	21.6%	18.0%	12.3%	19.5%
Operating profit	1.4%	10.4%	4.4%	4.3%

The following table shows the amount of change for the second quarter of 2018 compared to the second quarter of 2017 in sales, cost of products sold, gross margin, selling and administrative expenses and operating profit, by segment (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$755	$1,689	$372	$2,816

Volume	-0.3%	5.9%	-9.0%	0.4%
Prices	1.0%	0.6%	2.1%	1.0%
New products	1.5%	3.9%	12.4%	3.5%
	2.2%	10.4%	5.5%	4.9%

Operating profit	$2,020	$(27)	$(91)	$1,902
	406.5%	-1.6%	-30.7%	76.5%

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of operations as a percentage of net sales, by segment:

	Six Months Ended June 30, 2018
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	75.1%	70.6%	86.5%	75.2%
Gross margin	24.9%	29.4%	13.5%	24.8%

Product development expense	2.9%	2.9%	—	2.6%
Selling and administrative expense	14.7%	18.5%	9.3%	15.1%
Operating profit	7.3%	8.0%	4.2%	7.1%

	Six Months Ended July 1, 2017
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	74.8%	69.4%	82.7%	74.2%
Gross margin	25.2%	30.6%	17.3%	25.8%

Product development expense	2.8%	2.9%	—	2.5%
Selling and administrative expense	20.3%	18.8%	10.0%	18.3%
Operating profit	2.1%	8.9%	7.3%	5.0%

The following table shows the amount of change for the first six months of 2018 compared to the first six months of 2017 in sales and operating profit by segment (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$21,870	$2,890	$1,458	$26,218

Volume	40.9%	4.8%	-6.8%	22.5%
Prices	0.8%	0.6%	2.2%	1.0%
New products	1.6%	4.2%	15.4%	4.4%
	43.3%	9.6%	10.8%	27.9%

Operating profit	$4,221	$(37)	$(346)	$3,838
	396.7%	-1.4%	-35.6%	81.3%

Industrial Hardware Segment

Net sales were up 2% in the second quarter of 2018 and 43% in the first half of 2018 compared to the respective corresponding prior year periods.  The increase in sales in the first half of 2018 when compared to the respective corresponding prior year period reflect a full six months of sales from the Velvac acquisition in 2018 and only three months of sales in 2017.  Sales of new products included tumbler paddles and latch brackets primarily in Class 8 trucks, specialty vehicles and military end markets, and mini rotary locks.

Cost of products sold increased 5% in the second quarter and 44% in the first half of 2018 compared to the respective corresponding prior year periods due to increased sales volume and raw material prices.  Velvac's cost of products sold for the first half of 2018 represent 92% of the increase in the cost of products sold which reflects a full six months of cost of products sold from the Velvac acquisition in 2018 and only three months of sales in 2017. Raw material prices for steel and zinc increased in the first half of 2018 as compared to the first half of 2017.  These materials are important in the products produced.  Comparing raw material prices for the first half of 2018 and 2017, hot rolled steel prices increased 18%, cold rolled steel prices increased 24%, galvanized steel prices increased 88% and stainless steel increased 15%.

Gross margin as a percentage of net sales was 25% in the second quarter 2018 compared to 27% in the same period in 2017.  Gross margin as a percentage of net sales was 25% in the first half of 2018 compared to 25% in the same period in 2017. The change in gross margin for the second quarter of 2018 reflects the mix of products produced offset by the increase in raw material costs. 2017 cost was adversely affected due to purchase accounting write-off of step up in inventory value in the Velvac acquisition.

Product development expense as a percentage of net sales was 3% in the second quarter 2018 compared to 4% in the same period in 2017.  Product development expense as a percentage of net sales was 3% in the first half of 2018 and the comparable period in 2017.

Selling and administrative expenses decreased 31% for the second quarter of 2018 compared to the same period in 2017. The most significant factor contributing to this decrease were the costs due to the acquisition of Velvac in the second quarter of 2017.  In 2017, selling and administrative costs were adversely impacted by several one time charges which included $0.9 million of transaction expenses related to the Velvac acquisition.  Selling and administrative expenses increased 4% for the first half of 2018 compared to the same period in 2017.  The most significant factor contributing to this increase were sales commissions due to the acquisition of Velvac in the second quarter of 2017.

Security Products Segment

Net sales increased 10% in the second quarter and first half period of 2018 compared to the same periods of 2017.  The increase in second quarter 2018 sales resulted from an increase in sales volume of 6% of existing products to the commercial laundry market and new product sales of 4% to the commercial lock market.  The increase in the first half of 2018 sales resulted from an increase of 5% for both sales volume of existing products and 4% for new products.  New product sales included a zinc branded puck lock, a spring return lock, a push button lock and a mini cam lock.

Cost of products sold increased 13% in the second quarter and 12% for the first half of 2018 as compared to the comparable periods of 2017, as the result of increased sales volume and raw material prices.  These materials are important in the products produced.  Raw material prices for cold rolled steel, zinc and copper increased in the second quarter and first half of 2018 when compared to the comparable periods of 2017.  Zinc prices increased 7% and copper prices increased 11%.  In addition, payroll and payroll related expenses increased 19% in the second quarter and 17% in the first half of 2018 as compared to the same periods of 2017 which was the result of hiring additional personnel at several divisions.

Gross margin as a percentage of net sales was 30% the second quarter of 2018 and 29% in the first half of 2018, as compared to 31% in the second quarter and first half of 2017.  The decrease in gross margin for the second quarter of 2018 period reflects the mix of products produced offset by the increase in raw materials costs.

Product development expense as a percentage of net sales was 3% for each of the second quarters and first halves of 2018 and 2017.

Selling and administrative expenses increased 9% in the second quarter and 8% in the first half of 2018, as compared to the same periods in 2017. The most significant factor resulting in the increase were the costs related to the Load N Lock acquisition in the second quarter of 2018.

Metal Products Segment

Net sales increased 6% in the second quarter and 11% in the first half of 2018 as compared to the comparable periods of 2017. Increased sales volume of industrial castings products represented the entire increase from the second quarter of 2017 levels as the Company continues efforts to diversify away from traditional mining products.  New product sales were to the mining, oil, water, gas, and rail industries.

Cost of products sold increased 11% in the second quarter and 16% in the first half of 2018, as compared to the same periods in 2017 as the result of increased sales volume and raw material prices.  The increase in cost is the result of hiring additional personnel adding 9% in payroll cost in the second quarter of 2018 and 24% in the first half of 2018.  Supplies and tools costs increased 24% in the second quarter and 35% in the first half of 2018 as a result of increased production.  Raw material price for scrap iron increased in the first half of 2018 when compared to the first half of 2017 by 14%.

Gross margin as a percentage of net sales was 13% in the second quarter of 2018 compared to 17% in 2017. Gross margin as a percentage of net sales was 14% in the first half of 2018 compared to 17% in 2017.

Selling and administrative expenses decreased 18% in the second quarter of 2018 compared to the same period in 2017.  Selling and administrative expenses increased 2% in the first half of 2018 compared to the same period in 2017.  The decrease in the second quarter of 2018 was due to environmental costs incurred in the second quarter of 2017.

Liquidity and Sources of Capital

The Company generated approximately $5,600,000 of cash from its operations during the first six months of 2018 compared to approximately $6,309,000 during the same period in 2017.  The decrease in cash flows in the 2018 period compared to the 2017 period was primarily the result of increased inventories and accounts receivable on increased organic sales and the inclusion of the Velvac acquisition during the 2018 period.  Cash flow from operations coupled with cash at the beginning of the 2018 fiscal year was sufficient to fund capital expenditures, debt service, and dividend payments.

Additions to property, plant and equipment were approximately $1,236,000 for the first six months of 2018 and $709,000 for the same period in 2017.  As of June 31, 2018, there was approximately $260,000 of outstanding commitments for capital expenditures.

The following table shows key financial ratios at the end of each specified period:

	Second Quarter 2018	Second Quarter 2017	Year End 2017
Current ratio	3.0	3.2	3.2
Average days' sales in accounts receivable	46	56	46
Inventory turnover	3.6	3.3	3.4
Total debt to shareholders' equity	38.3%	42.2%	40.5%

The following table shows important liquidity measures as of the balance sheet date for each specified period (in millions):

	Second	Second	Year
	Quarter	Quarter	End
	2018	2017	2017
Cash and cash equivalents
- Held in the United States	$4.1	$6.4	$7.9
- Held by a foreign subsidiary	14.9	12.6	14.4
	19.0	19.0	22.3
Working capital	68.6	66.3	68.8
Net cash provided by operating activities	5.6	6.3	11.2
Change in working capital impact on net cash (used) in operating activities	(3.5)	1.4	2.4
Net cash (used) in investing activities	(7.7)	(43.2)	(44.7)
Net cash (used) in financing activities	(1.2)	32.8	30.7

Total inventories of $49.9 million increased 5% in the second quarter of 2018 as compared to $47.3 million at the fiscal year end of 2017.  Inventories increased 12% in the second quarter of 2018, as compared to $44.1 million in the same period in 2017.  Accounts receivable were $29.7 million for the second quarter of 2018, as compared to $28.9 million in the same period in 2017.

Cash, cash flow from operating activities and funds available under the revolving credit portion of the Restated Loan Agreement are expected to be sufficient to cover future foreseeable working capital requirements.

Subsequent to the end of the quarter and prior to the filing of this Form 10-Q the Company repatriated $5.5 million in cash from foreign operations and used the funds to pay down the Company's revolving credit facility.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from what was reported in the 2017 Form 10-K.  For additional information, see Note K in the Notes accompanying this Report.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of the end of the quarter ended June 30, 2018, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 240.13a-15.  As defined in Exchange Act Rules 240.13a-15(e) and 240.15d-15(e), "the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure."  Based upon that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of June 30, 2018.

The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO have concluded that these controls and procedures are effective at the "reasonable assurance" level as of June 30, 2018.

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

In 2010, the Company was contacted by the State of Illinois regarding potential ground contamination at its plant in Wheeling, Illinois. The Company entered into a voluntary remediation program in Illinois and has engaged an environmental clean-up company to perform testing and develop a remediation plan. Since 2010, the environmental company has completed a number of tests and the design of a final remediation system has been approved in the second quarter of 2018. The total estimated cost for the proposed remediation system is anticipated to be approximately $50,000. The Company has accrued for and expensed the entire $50,000.

In 2016, the Company created a plan to remediate a landfill of spent foundry sand maintained at the Company's metal casting facility in New York. This plan was agreed to by the New York Department of Environmental Conservation (the "DEC") on March 27, 2018. Based on estimates provided by the Company's environmental engineers, the anticipated cost to remediate and monitor the landfill is $411,000. The Company has accrued for and expensed the entire $411,000 in the first quarter of 2018 and fiscal 2017.

There are no other legal proceedings, other than ordinary routine litigation incidental to the Company's business, to which either the Company or any of its subsidiaries is a party or of which any property of the Company or any subsidiary is the subject.

ITEM 1A – RISK FACTORS

The Company's business is subject to a number of risks, some of which are beyond its control. In addition to the other information set forth in this report, the Company's shareholders should carefully consider the factors discussed in Item 1A.  "Risk Factors" of the Company's 2017 Form 10-K, as filed with the SEC on March 15, 2018.  These risk factors could have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity and could cause our operating results to vary significantly from period to period. As of June 30, 2018, there have been no material changes to the risk factors disclosed in the Company's 2017 Form 10-K. The Company may also disclose changes to such factors or disclose additional factors from time to time in its future filings with the SEC.  Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition, or operating results.

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

101) The following materials from Eastern Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2018, and July 1, 2017; (ii) Condensed Consolidated Statement Balance Sheet at June 30, 2018 and December 30, 2017; (iii) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2018 and July 1, 2017; and (iv) Notes to the (Unaudited) Condensed Consolidated Financial Statements**.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE EASTERN COMPANY
(Registrant)
DATE: August 6, 2018	/s/August M. Vlak
August M. Vlak President and Chief Executive Officer

DATE: August 6, 2018	/s/John L. Sullivan III
John L. Sullivan III Vice President and Chief Financial Officer