Form 10-Q
period 2018-09-29
EASTERN CO
filed 2018-11-05
CIK 31107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 29, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________________ to _______________

Commission File Number 001-35383

THE EASTERN COMPANY
(Exact name of registrant as specified in its charter)

Connecticut	06-0330020
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

112 Bridge Street, Naugatuck, Connecticut	06770
(Address of principal executive offices)	(Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                  Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [ ]
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

As of September 29, 2018, 6,257,588 shares of the registrant's common stock, no par value per share, were issued and outstanding.

The Eastern Company
Form 10-Q

FOR THE FISCAL QUARTER ENDED SEPTEMBER 29, 2018

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net sales	$177,663,291	$150,095,975	$57,357,442	$56,007,937
Cost of products sold	(133,670,797)	(113,888,301)	(43,139,780)	(44,058,406)
Gross margin	43,992,494	36,207,674	14,217,662	11,949,531

Product development expenses	(5,089,178)	(4,162,151)	(2,004,919)	(1,848,861)
Selling and administrative expenses	(25,602,515)	(23,749,219)	(7,472,335)	(6,527,029)
Operating profit	13,300,801	8,296,304	4,740,408	3,573,641

Interest expense	(918,897)	(659,884)	(310,507)	(327,206)
Other income	673,287	69,278	228,787	13,513
Income before income taxes	13,055,191	7,705,698	4,658,688	3,259,948

Income taxes	2,929,858	2,491,674	892,027	1,029,467
Net income	$10,125,333	$5,214,024	$3,766,661	$2,230,481

Earnings per Share:
Basic	$1.62	$.83	$.60	$.36

Diluted	$1.61	$.83	$.60	$.35

Cash dividends per share:	$.33	$.33	$.11	$.11

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
	Nine Months Ended		Three Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net income	$10,125,333	$5,214,024	$3,766,661	$2,230,481
Other comprehensive income/(loss):
Change in foreign currency translation	(815,314)	1,262,332	(540,998)	378,509
Change in marketable securities, net of tax benefit of: 2018 - $5,435 and $5,853 respectively 2017 - $22,688 and $17,135 respectively	18,383	41,548	19,801	31,379
Change in fair value of interest rate swap, net of tax benefit/(cost) of: 2018 – $71,428 and $12,263 respectively 2017 – $31,275 and $(10,406) respectively	265,480	(51,027)	38,833	16,978
Change in pension and postretirement benefit costs, net of taxes of: 2018 – $197,527 and $65,842 respectively 2017 – $338,592 and $112,865 respectively	668,174	620,048	222,725	206,682
Total other comprehensive income	136,723	1,872,901	(259,639)	633,548
Comprehensive income	$10,262,056	$7,086,925	$3,507,022	$2,864,029

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	September 29, 2018	December 30, 2017
	(Unaudited)
Current Assets
Cash and cash equivalents	$11,171,703	$22,275,477
Marketable securities	192,529	—
Accounts receivable, less allowances: $712,000 - 2018; $389,000 - 2017	30,515,259	27,119,910
Inventories	51,200,098	47,268,757
Prepaid expenses and other assets	3,629,899	3,401,456
Total Current Assets	96,709,488	100,065,600
Property, Plant and Equipment	73,315,481	70,267,515
Accumulated depreciation	(43,605,003)	(41,075,121)
	29,710,478	29,192,394
Goodwill	34,891,579	32,228,891
Trademarks	3,686,064	3,686,063
Patents and other intangibles net of accumulated amortization	10,698,635	9,275,158
Deferred income taxes	2,210,225	2,010,291
	51,486,503	47,358,841
TOTAL ASSETS	$177,906,469	$176,458,397

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$17,032,269	$14,712,414
Accrued compensation	4,124,769	4,376,211
Other accrued expenses	4,544,159	3,606,057
Contingent liability	2,070,000	2,070,000
Current portion of long-term debt	1,937,000	6,550,000
Total Current Liabilities	29,708,197	31,314,682

Deferred income taxes	1,723,543	1,723,543
Other long-term liabilities	358,982	358,982
Long-term debt, less current portion	27,125,500	28,675,000
Accrued postretirement benefits	980,387	1,032,171
Accrued pension cost	22,849,651	26,423,429

Shareholders' Equity
Preferred Stock, no par value:
Authorized and unissued: 2,000,000 shares
Common Stock, no par value, Authorized: 50,000,000 shares	29,769,535	29,501,123
Issued: 8,952,317 shares in 2018 and 8,957,974 shares in 2017
Treasury Stock: 2,705,939 shares in 2018 and 2,694,729 shares in 2017	(19,420,784)	(19,105,723)
Retained earnings	106,061,448	97,921,903
Accumulated other comprehensive income (loss):
Foreign currency translation	(1,758,507)	(943,193)
Unrealized gain on interest rate swap & marketable security, net of tax	325,620	41,757
Unrecognized net pension and postretirement benefit costs, net of tax	(19,817,103)	(20,485,277)
Accumulated other comprehensive loss	(21,249,990)	(21,386,713)
Total Shareholders' Equity	95,160,209	86,930,590
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$177,906,469	$176,458,397

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 29, 2018	September 30, 2017
Operating Activities
Net income	$10,125,333	$5,214,024
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,483,035	3,230,174
Unrecognized pension and postretirement benefits	(2,197,580)	74,839
Loss on sale of equipment and other assets	55,823	18,585
Provision for doubtful accounts	211,292	52,663
Issuance of stock compensation	268,412	130,547
Changes in operating assets and liabilities:
Accounts receivable	(4,116,321)	(3,894,569)
Inventories	(4,730,310)	2,267,945
Prepaid expenses and other	(158,549)	(2,686,763)
Other assets	(6,864)	494,750
Accounts payable	2,614,554	1,466,401
Accrued compensation	(200,967)	(172,509)
Other accrued expenses	1,747,682	3,978,256
Net cash provided by operating activities	7,095,540	10,174,343

Investing Activities
Marketable securities	(174,145)	(366,554)
Business Acquisition, net of cash acquired	(4,994,685)	(42,148,000)
Capitalized software	(1,311,567)	—
Purchases of property, plant and equipment	(2,850,365)	(1,457,641)
Net cash used in investing activities	(9,330,762)	(43,972,195)

Financing Activities
Proceeds from issuance of long-term debt	—	31,000,000
Proceeds from short term borrowings	7,000,000	6,614,611
Payments on revolving credit note	(12,000,000)	(1,614,611)
Principal payments on long-term debt	(1,162,500)	(2,173,214)
Purchase common stock for the Treasury	(315,061)	—
Dividends paid	(2,067,957)	(2,065,607)
Net cash used in financing activities	(8,545,518)	31,761,179

Effect of exchange rate changes on cash	(323,034)	505,388
Net change in cash and cash equivalents	(11,103,774)	(1,531,285)

Cash and cash equivalents at beginning of period	22,275,477	22,725,376
Cash and cash equivalents at end of period	$11,171,703	$21,194,091

See accompanying notes.

THE EASTERN COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 29, 2018

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X 10-01 and do not include all of the information and footnotes required by generally accepted accounting principles in the United States ("GAAP") for complete financial statements. Refer to the Company's consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 30, 2017 (the "2017 Form 10-K" filed with the Securities and Exchange Commission on March 15, 2018 for additional information.

The accompanying condensed consolidated financial statements are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for interim periods have been reflected herein. All intercompany accounts and transactions are eliminated. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

The condensed consolidated balance sheet as of December 30, 2017 has been derived from the audited consolidated balance sheet at that date.

Commencing with the financial statements contained in the Company's 10-Q for the period ended September 30, 2017, engineering expenses (which have been renamed product development expenses commencing with the June 30, 2018 Quarterly Report on Form 10-Q) have been separately identified for all periods presented. These expenses have been reclassified from cost of products sold and selling and administrative expenses. Product development expenses are not necessarily a cost of product sold.

Commencing with this Quarterly Report on Form 10-Q, in accordance with ASU 2017-07 – Compensation – Retirement Benefits, net periodic pension costs have been separately identified for all periods presented. These expenses have been reclassified to cost of products sold from other income.

Note B – Earnings Per Share

The denominators used to calculate earnings per share are as follow:

	Nine Months Ended		Three Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Basic:
Weighted average shares outstanding	6,263,733	6,258,278	6,262,332	6,259,872

Diluted:
Weighted average shares outstanding	6,263,733	6,258,278	6,262,332	6,259,872
Dilutive stock options	27,916	36,679	27,916	36,679
Denominator for diluted earnings per share	6,291,649	6,294,957	6,290,248	6,296,551

Note C – Inventories

Inventories consist of the following components:

	September 29, 2018	December 30, 2017

Raw material and component parts	$15,523,900	$14,331,915
Work in process	8,360,316	7,718,379
Finished goods	27,315,882	25,218,463
Total inventories	$51,200,098	$47,268,757

Note D – Segment Information

Financial information by segment is as follows:

	Nine Months Ended		Three Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Revenues:
Sales to unaffiliated customers:
Industrial Hardware	$106,621,484	$83,500,656	$34,210,857	$32,959,599
Security Products	49,926,265	46,232,410	16,918,909	16,115,356
Metal Products	21,115,542	20,362,909	6,227,676	6,932,982
	$177,663,291	$150,095,975	$57,357,442	$56,007,937

Income before income taxes:
Industrial Hardware	$7,116,732	$2,877,052	$1,832,203	$1,813,133
Security Products	5,055,569	4,290,745	2,406,390	1,604,950
Metal Products	1,128,500	1,128,507	501,815	155,558
Operating Profit	13,300,801	8,296,304	4,740,408	3,573,641
Interest expense	(918,897)	(659,884)	(310,507)	(327,206)
Other income	673,287	69,278	228,787	13,513
	$13,055,191	$7,705,698	$4,658,688	$3,259,948

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

Note F – Debt

On April 3, 2017, the Company signed an amended and restated loan agreement (the "Restated Loan Agreement") with People's United Bank that included a $31 million term portion and a $10 million revolving credit portion.  Proceeds of the loan were used to repay the remaining outstanding term loan of the Company (approximately $1,429,000) and to acquire 100% of the common stock of Velvac Holdings, Inc. ("Velvac").  The term portion of the Restated Loan Agreement requires quarterly principal payments of $387,500 for a two-year period beginning July 3, 2017.  The repayment amount then increases to $775,000 per quarter beginning July 1, 2019.  The term loan is a five-year loan with the remaining balance due on March 1, 2022.  The revolving credit portion of the Restated Loan Agreement has a quarterly commitment fee ranging from 0.2% to 0.375% based on operating results on an annualized basis.  The revolving credit portion has a maturity date of April 1, 2022.  On April 3, 2017, the Company borrowed approximately $6.6 million on the revolving credit facility.  The Company subsequently paid off $1.6 million during 2017 and during 2018 the Company fully repaid the $5.0 million balance during the first quarter.  In addition, the Company withdrew $5.0 million for the acquisition of Load N Lock during the second quarter and paid of the balance of $5.0 million from the repatriation of cash from the Company's overseas subsidiaries leaving a zero dollar balance of the revolving credit facility as of September 29, 2018.

The interest rates on the term and revolving credit portions of the Restated Loan Agreement vary.  The interest rates vary based on the LIBOR rate plus a margin spread of 1.75% to 2.50%.  The margin spread is based on operating results calculated on a rolling-four-quarter basis.  The Company may also borrow funds at the lender's prime rate.  On September 29, 2018, the interest rate for one half ($14.5 million) of the term portion of the Restated Loan Agreement was 3.85%, using a one month LIBOR rate, and the interest rate for the remaining balance ($14.5 million) of the term portion was 4.08%, based on a three month LIBOR rate. As of September 29, 2018, the interest rate for the undrawn revolving credit portion of the Restated Loan Agreement was 3.85%, based on a one month LIBOR rate.

The Company's loan covenants under the Restated Loan Agreement require the Company to maintain a consolidated minimum debt service coverage ratio (to be tested quarterly) of at least 1.1 to 1 for 12 months trailing periods through December 31, 2018 and of at least 1.2 to 1 for subsequent 12 month trailing periods.  In addition, the Company will be required to show a maximum total leverage ratio of 4.0x for the calendar year ended December 31, 2018, 3.5x for the calendar year ended December 31, 2019, 3.25x for calendar year ended December 31, 2020 and 3.0x for each calendar year thereafter.  The Company was in compliance with all covenants in 2017 and 2018.

On April 4, 2017, the Company entered into an interest rate swap contract with the lender with an original notional amount of $15,500,000, which is equal to 50% of the outstanding balance of the term portion of the Restated Loan Agreement on that date.  The notional amount will decrease on a quarterly basis beginning July 3, 2017 in accordance with the principal repayment schedule of the term portion of the Restated Loan Agreement.  The Company has a fixed interest rate of 1.92% on the swap contract and will pay the difference between the fixed interest rate and the LIBOR when LIBOR is below 1.92% and the Company will receive interest when the LIBOR rate exceeds 1.92%.

Note G – Retirement Benefit Plans

The Company has non-contributory defined benefit pension plans covering certain U.S. employees. Plan benefits are generally based upon age at retirement, years of service and, for its salaried plan, the level of compensation. The Company also sponsors unfunded nonqualified supplemental retirement plans that provide certain current and former officers with benefits in excess of limits imposed by federal tax law. In addition, the Company provides health care and life insurance for retired salaried employees in the U.S. who meet specific eligibility requirements.

Significant disclosures relating to these benefit plans for the third quarter and first nine months of fiscal years 2018 and 2017 are as follows:

	Pension Benefits
	Nine Months Ended		Three Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Service cost	$989,881	$952,078	$329,959	$317,360
Interest cost	2,330,373	2,373,167	776,790	791,055
Expected return on plan assets	(3,914,637)	(3,587,682)	(1,304,879)	(1,195,895)
Amortization of prior service cost	98,072	109,312	32,691	36,438
Amortization of the net loss	832,584	923,614	277,528	307,871
Net periodic benefit cost	$336,273	$770,489	$112,089	$256,829

	Postretirement Benefits
	Nine Months Ended		Three Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Service cost	$27,768	$20,542	$9,256	$6,847
Interest cost	57,871	60,620	19,290	20,206
Expected return on plan assets	(41,738)	(38,621)	(13,913)	(12,874)
Amortization of prior service cost	(3,804)	(16,083)	(1,268)	(5,361)
Amortization of the net loss	(49,193)	(58,201)	(16,397)	(19,400)
Net periodic benefit cost	$(9,096)	$(31,743)	$(3,032)	$(10,582)

The Company's funding policy with respect to its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations.  In fiscal year 2018, the Company has contributed $2,510,000 into its pension plans and $97,000 to its postretirement plan.  The Company made additional contributions in excess of the minimum amount required in order to take advantage of the higher tax deduction on its 2017 tax return. The Company intends to make an additional $8,000 of contributions to its postretirement plan during the remainder of the year.

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

The Company made contributions to the 401(k) Plan as follows:

	Nine Months Ended		Three Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Regular matching contribution	$436,088	$346,713	$129,968	$111,291
Transitional credit contribution	273,742	307,597	68,128	76,526
Non-discretionary contribution	558,547	339,220	17,715	15,987
Total contributions for the period	$1,268,377	$993,530	$215,811	$203,804

The non-discretionary contribution of $502,617 made in the nine months ended September 29, 2018 was expensed in the prior fiscal year.

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

As of September 29, 2018, the Company had one stock option plan, the 2010 Executive Stock Incentive Plan (the "2010 Plan"), for officers, other key employees, and non-employee directors.  Incentive stock options granted under the 2010 plan must have exercise prices that are not less than 100% of the fair market value of the stock on the dates the options are granted.  Restricted stock awards may also be granted to participants under the 2010 Plan with restrictions determined by the Compensation Committee of the Company's Board of Directors (the "Compensation Committee").  Under the 2010 Plan, non-qualified stock options granted to participants will have exercise prices determined by the Compensation Committee. No options or restricted stock were granted in the third quarter of fiscal years 2018 and 2017.

The 2010 Plan also permits the issuance of stock appreciation rights ("SARs").  The SARs are in the form of an option with a cashless exercise price equal to the fair value of the Company's common stock at the date of grant.  During the third quarter of 2018, the Company did not issue any SARs.

Stock-based compensation expense in connection with SARs granted and vested to employees for the third quarter of 2018 and 2017 was approximately $74,000 and $47,000, respectively, and for the first nine months of fiscal years 2018 and 2017 was approximately $203,000 and $117,000 respectively.

As of September 29, 2018, there were 275,000 units reserved and available for future grants under the 2010 Plan.  The following tables set forth the outstanding SARs for the periods specified:

	Nine Months Ended September 29, 2018		Year Ended December 30, 2017
	Units	Weighted - Average Exercise Price	Units	Weighted - Average Exercise Price
Outstanding at beginning of period	141,500	$20.36	--	$--
Issued	51,000	24.90	149,500	20.39
Forfeited	(2,000)	19.10	(8,000)	21.10
Outstanding at end of period	190,500	21.44	141,500	20.36

SARs Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of September 29, 2018	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable as of September 29, 2018	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$19.10-24.90	190,500	3.7	$21.44	20,670	3.4	$19.10

The following tables set forth the outstanding restricted stock grants for the periods specified:

	Nine Months Ended September 29, 2018		Year Ended December 30, 2017
	Shares	Weighted - Average Exercise Price	Shares	Weighted - Average Exercise Price
Outstanding at beginning of period	25,000	$—	—	$—
Issued	—	—	25,000	—
Forfeited	—	—	—	—
Outstanding at end of period	25,000	—	25,000	—

Restricted Stock Grants Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of September 29, 2018	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable as of September 29, 2018	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$0.00	25,000	3.7	—	—	—	—

At September 29, 2018, outstanding SARs and restricted stock grants had an intrinsic value of $2,019,000.

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

The Tax Cuts and Jobs Act (the "2017 Tax Act") was enacted into law on December 22, 2017. The 2017 Tax Act significantly changed U.S. corporate income tax laws by, among other provisions, reducing the maximum U.S. corporate income tax rate from 35% to 21% starting in 2018, and creating a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries.

The final impact on the Company resulting from the 2017 Tax Act's transition tax legislation may differ from the aforementioned reasonable estimate due to the complexity of calculating and supporting with primary evidence U.S. tax attributes, such as accumulated foreign earnings and profits, foreign tax paid, and other tax components involved in foreign tax credit calculations for prior years back to 1986. Such differences could be material due to, among other things, changes in interpretations of the 2017 Tax Act, future legislative action to address questions that arise because of the 2017 Tax Act, changes in accounting standards for income taxes or related interpretations in response to the 2017 Tax Act, or any updates or changes to estimates the Company has utilized to calculate the reasonable estimate of the transition tax.

Pursuant to SAB118, the company is allowed a measurement period of up to one year after the enactment date of the 2017 Tax Act to finalize the recording of the related tax impacts.  During the nine months ended September 29, 2018, no measurement period adjustments were recorded.  The company expects to finalize and record any related adjustments during the fourth quarter of 2018 in conformity with the one year measurement period under SAB118. The total amount of unrecognized tax benefits could increase or decrease within the next 12 months for a number of reasons, including the closure of federal, state and foreign tax years by expiration of the statute of limitations and the recognition and measurement considerations under FASB ASC Topic 740, "Income Taxes."  There have been no significant changes to the amount of unrecognized tax benefits during the nine months ended September 29, 2018.  The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will not increase or decrease significantly over the next twelve months.

Note J – Revenue Recognition

The Company's revenues result from the sale of goods and services and reflect the consideration to which the Company expects to be entitled.  The Company records revenues based on a five-step model in accordance with FASB ASC Topic 606, "Revenue from Contracts with Customers."  The Company has defined purchase orders as contracts in accordance with ASC Topic 606. For its customer contracts, the Company identifies its performance obligations, which is delivering goods or services, determines the transaction price, allocates the contract transaction price to the performance obligations (when applicable), and recognizes the revenue when (or as) the performance obligation is transferred to the customer.  A good or service is transferred when the customer obtains control of that good or service.  The Company's revenues are recorded at a point in time from the sale of tangible products.  Revenues are recognized when products are shipped.

The Company has elected the Modified Retrospective Method (the "Cumulative Effect Method") to comply with ASC Topic 606. The Cumulative Effect Method does not affect the amounts for the prior periods, but requires that the current period be reported in accordance with ASC Topic 606. ASC Topic 606 was adopted on December 31, 2017, which was the first day of the Company's 2018 fiscal year. The financial effect of ASC Topic 606 on the September 29, 2018 financial statements was not material.

Customer volume rebates, product returns, discount and allowance are variable consideration and are recorded as a reduction of revenue in the same period that the related sales are recorded.  The Company has reviewed the overall sales transactions for variable consideration and has determined that these costs are not material.

Refer to Note D for revenues reported by segment.  The Company has not experienced any impairment losses, has no material future performance obligations and does not have material costs to obtain or fulfill contracts to capitalize.

Note K - Financial Instruments and Fair Value Measurements

Financial Risk Management Objectives and Policies

The Company is exposed primarily to credit, interest rate and currency exchange rate risks which arise in the normal course of business.

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk to the Company is its accounts receivable with customers. The Company has established credit limits for customers and monitors their balances to mitigate the risk of loss. At September 29, 2018 and December 30, 2017, there were no significant concentrations of credit risk. No one customer represented more than 10% of the Company's net trade receivables at September 29, 2018 or at December 30, 2017.  The maximum exposure to credit risk is primarily represented by the carrying amount of the Company's accounts receivable.

Interest Rate Risk

The Company's exposure to the risk of changes in market interest rates relates primarily to the Company's debt, which bears interest at variable rates based on the LIBOR rate plus a margin spread of 1.75% to 2.50%. The Company has an interest rate swap with a notional amount of $14,531,250 on September 29, 2018 to convert approximately 50% of the term portion of its Restated Loan Agreement from variable to fixed interest rates. The valuation of this swap is determined using the three month LIBOR rate index and mitigates the Company's exposure to interest rate risk.

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

Fair Value Measurements

Assets and liabilities that require fair value measurement are recorded at fair value using market and income valuation approaches and considering the Company's and counterparty's credit risk. The Company uses the market approach and the income approach to value assets and liabilities as appropriate. The assets or liabilities requiring fair value measurements on September 29, 2018 are as follows:

	Fair Value	Level 1	Level 2	Level 3
Financial Receivable Interest rate swap	$404,257	$—	$404,257	$—
Total assets	$404,257	$—	$404,257	$—

The Company's interest rate swap is not an exchange-traded instrument. However, it is valued based on observable inputs for similar liabilities and thus classified as Level 2. The amount of the interest rate swap is included in other accrued assets.

Note L – Business Acquisition

Effective June 1, 2018 the Company acquired certain assets of Load N Lock Systems, Inc. ("Load N Lock"), including accounts receivable, inventories, furniture, fixtures and equipment, intellectual property rights, and assumed certain liabilities and rights existing under all sales and purchase agreements.  Load N Lock provides innovative truck cap and tonneau cover locks that keep truck contents safe and secure.  Load N Lock developed and patented the first integrated power lock for the automotive industry and has developed numerous truck cap and tonneau cover lock related products.  Load N Lock provides its innovative products and solutions to the automotive industry's leading manufacturers of truck and automotive accessories in the United States and Asia.

Load N Lock has been included in the Security Products segment of the Company from the date of the acquisition.  The cost of the acquisition of Load N Lock was approximately $4,995,000.

The above acquisition was accounted for under ASC 805.  The acquired business is included in the consolidated operating results of the Company from the date of acquisition.  The excess of the cost of Load N Lock over the fair market value of the net assets acquired was $2,694,700, which has been recorded as goodwill.

In connection with the above acquisition, the Company recorded the following intangible assets:

Asset Class/Description	Amount	Weighted-average Life in Years
Patents, technology, and licenses
Customer relationships	$689,675	8.3
Intellectual property	586,762	8.3
Non-compete agreements	52,570	8.3
	$1,329,007	8.3

There is no anticipated residual value relating to these intangible assets.

Neither the actual results nor the pro forma effects of the acquisition of Load N Lock are material to the Company's financial statements.

Note M – Shareholder's Equity Share Repurchase Program

On May 2, 2018, the Company announced that its Board of Directors had authorized a new program to repurchase up to 200,000 shares of the Company's common stock. The Company's share repurchase program does not obligate it to acquire the Company's common stock at any specific cost per share.  During the third quarter of 2018, the Company repurchased 11,210 shares of its common stock for $315,000 in connection with the share repurchase program.  Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in the Company's financial position and results of operations for the quarter ended September 29, 2018. The interim financial statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 30, 2017 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company's 2017 Form 10-K.

Safe Harbor for Forward-Looking Statements

Certain statements set forth in this discussion and analysis of financial condition and results of operations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the rules, regulation and releases of the Securities and Exchange Commission (the "SEC").  Any statement that are not historical fact, including statements containing such words as "may," "will," "could," "expects," "intends," "believes," "plans," "anticipates," "estimated," or similar expressions, should be considered forward-looking statements. Readers should not place undue influence on these statements, which reflect management's current expectations regarding future events and operating performance and are made only as of the date of this Quarterly Report on Form 10-Q.  These forward-looking statements are subject to risks and uncertainties, and actual future results and trends might differ materially from those discussed in, or implied by, the forward-looking statements.

The risks and uncertainties that could cause actual results to differ from those described in the forward-looking statements depend on a variety of factors, including changing customer preferences, lack of success of new products, loss of customers, competition, increased raw material prices, problems associated with foreign sourcing of parts and products, changes within the Company's industry segments and in the overall economy, litigation, legislation and the impact of the acquisition and integration of Velvac and its subsidiaries. In addition, terrorist threats and the possible responses by the U.S. and foreign governments, the effects on consumer demand, the financial markets, the travel industry, the trucking industry and other conditions increase the uncertainty inherent in forward-looking statements.

There are important additional factors that could cause actual results or events to differ materially from those indicated by such forward-looking statements, including the factors described in the Company's 2017 Form 10-K, which was filed with the SEC on March 15, 2018.  Although the Company believes it has an appropriate business strategy and the resources necessary for its operations, future revenue and margin trends cannot be reliably predicted and the Company may alter its business strategies to address changing conditions.

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

Overview

Sales for the third quarter of 2018 increased $1.4 million or 2%, as compared to the third quarter of 2017.  Sales increased in the Industrial Hardware segment by 4% and increased in the Security segment by 5%. Sales decreased in the Metal Products segment by 10%. The third quarter of 2018 was favorably affected by the introduction of new products which increased sales 1%. New products comprise a new product line that includes paddle latches, rods and strikers, hinges and center brackets; door kits with rotary locks; and vents with vent covers and hinges primarily in Class 8 trucks, truck access and off-highway vehicles end markets; and mini-tubular locks, cam lock, switch locks and t-handles in the commercial lock markets.

Sales for the first nine months of 2018 increased $27.6 million, or 18%, compared to the same prior year period. Sales volume of existing products increased by 14% in the first nine months of 2018 compared to the first nine months of 2017. The first nine months of 2018 were favorably affected by the introduction of new products which increased sales by 3%. Compared to the prior year period, sales increased in the first nine months of 2018 by 28% in the Industrial Hardware segment and by 8% in the Security Products segment and by 4% in the Metal Products segment. The increase in Industrial Hardware segment sales in the first nine months of 2018 when compared to the respective corresponding prior year period reflect a full nine months of sales from the Velvac acquisition in 2018 and only six months of sales in 2017.

For the three months ended September 2018, gross margin as a percentage of sales was 25% compared to 21% in the same period of 2017. Gross margin as a percentage of sales for the first nine months of 2018 was 25% compared to 24% for the same prior year period.

Product development expenses increased $0.2 million, or 8%, for the third quarter of 2018 and increased $1.1 million, or 27%, for the first nine months of 2018 as compared to the corresponding prior year periods in 2017.  The increase for the first nine months of 2018 was the result of a full nine months of Velvac related expenses compared with only six months of such expenses in 2017.

Selling and administrative costs increased $0.9 million, or 15%, for the third quarter of 2018 compared to the same prior year period. Selling and administrative costs increased $1.7 million, or 7%, for the first nine months of 2018 compared to the same prior year period in 2017.  These increases were primarily the result of payroll and payroll related costs associated with increased employment. In addition, the increase in 2018 reflects a full nine months of Velvac expenses compared to only six months of expenses in 2017.

Interest expense for the third quarter of 2018 was comparable to the third quarter of 2017.  For the nine months ended September 29, 2018, interest expense increased $0.3 million due to the increased level of debt incurred in connection with the acquisition of Velvac in the second quarter of 2017.  The increased level of debt was outstanding for the full nine month period in 2018 as opposed to only approximately six months in 2017.

Other income increased $0.6 million, which represents the entire increase year over year, in the first nine months of 2018 compared to the first nine months of 2017 due to the adoption of FASB ASU 2017-07 - Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The adoption of this pronouncement requires that income earned on the plan assets be presented separately. Income earned on the plan assets is subject to factors such as interest rates, portfolio performance and the discount rate.

A more detailed analysis of the Company's results of operations and financial condition is provided below:

Results of Operations

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of operations as a percentage of net sales, by segment:

	Three Months Ended September 29, 2018
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	77.4%	68.0%	83.1%	75.2%
Gross margin	22.6%	32.0%	16.9%	24.8%

Product development expense	4.3%	3.0%	—	3.5%
Selling and administrative expense	12.9%	14.8%	8.8%	13.0%
Operating profit	5.4%	14.2%	8.1%	8.3%

	Three Months Ended September 30, 2017
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	80.6%	70.5%	88.8%	78.7%
Gross margin	19.4%	29.5%	11.2%	21.3%

Product development expense	4.1%	3.0%	--	3.3%
Selling and administrative expense	9.8%	16.5%	9.0%	11.6%
Operating profit	5.5%	10.0%	2.2%	6.4%

The following table shows the amount of change in sales and operating profit, by segment, for the third quarter of 2018 compared to the third quarter of 2017 (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$1,251	$804	$(705)	$1,350

Volume	1.4%	2.9%	-22.4%	-1.1%
Prices	0.9%	0.8%	1.8%	1.0%
New products	1.5%	1.3%	10.4%	2.5%
	3.8%	5.0%	-10.2%	2.4%

Operating profit	$19	$802	$346	$1,167
	1.1%	49.9%	221.9%	32.6%

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of operations as a percentage of net sales, by segment:

	Nine Months Ended September 29, 2018
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	75.8%	69.7%	85.5%	75.2%
Gross margin	24.2%	30.3%	14.5%	24.8%

Product development expense	3.4%	3.0%	—	2.9%
Selling and administrative expense	14.1%	17.2%	9.1%	14.4%
Operating profit	6.7%	10.1%	5.4%	7.5%

	Nine Months Ended September 30, 2017
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	77.1%	69.8%	84.8%	75.9%
Gross margin	22.9%	30.2%	15.2%	24.1%

Product development expense	3.3%	3.0%	--	2.8%
Selling and administrative expense	16.2%	17.9%	9.7%	15.8%
Operating profit	3.4%	9.3%	5.5%	5.5%

The following table shows the amount of change in sales and operating profit, by segment, for the first nine months of 2018 compared to the first nine months of 2017 (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$23,121	$3,694	$752	$27,567

Volume	25.3%	4.1%	-12.1%	13.7%
Prices	0.8%	0.7%	2.1%	1.0%
New products	1.6%	3.2%	13.7%	3.7%
	27.7%	8.0%	3.7%	18.4%

Operating profit	$4,239	$765	$0	$5,004
	147.4%	17.8%	0.0%	60.3%

Industrial Hardware Segment

Net sales increased $1.3 million or 4% for the third quarter of 2018 and $23.1 million or 28% for the first nine months of 2018 compared to the respective corresponding prior year periods.  The increase in net sales for the first nine months of 2018 when compared to the corresponding prior year period reflects a full nine months of sales from the Velvac acquisition in 2018 and only approximately six months of sales from the Velvac acquisition in 2017.  Sales of new products included a new product line that includes paddle latches, rods and strikers, hinges and center brackets; door kits with rotary locks; and vents with vent covers and hinges primarily in Class 8 trucks, truck access and off-highway vehicles end markets.

Cost of products sold decreased $0.1 million for the third quarter of 2018 when compared to the respective corresponding period in 2017.  Cost of product sold increased $16.5 million or 26% in the first nine months of 2018 compared to the respective corresponding prior year first nine months of 2017 due to increased utilization of production capacity in the first nine months of 2018. Raw material costs increased 26% for the first nine months of 2018 which reflects a full nine months of cost of products sold from the Velvac acquisition in 2018 and only six months of sales in 2017. Raw material price increases for the first nine months of 2018 included a 22%  increase in the price of hot and cold rolled steel and a 23% increase in the price of stainless steel . In addition, payroll and payroll related costs increased 20% for the first nine months of 2018 which reflects a full nine months of cost of products sold from the Velvac acquisition in 2018 and only six months of sales in 2017.

Gross margin as a percentage of net sales was 23% for the third quarter 2018 compared to 19% for the same period in 2017.  Gross margin as a percentage of net sales was 24% for the first nine months of 2018 compared to 23% for the same period in 2017.  The increase in gross margin for the third quarter of 2018 period reflects the change in the mix of products sold.

Product development expense as a percentage of net sales was 4% for both the third quarter of 2018 and the same period in 2017.  Product development expense as a percentage of net sales was 3% for the first nine months of 2018 and the comparable period in 2017.

Selling and administrative expenses increased $1.2 million or 36% for the third quarter of 2018 and $1.5 million or 11% for the first nine months of 2018 compared to the respective corresponding periods in 2017. The third quarter increase was due to an increase in payroll and payroll related expenses as a result of increased employment and an increase in commission expenses on increased sales.  For the first nine months of 2018, payroll and payroll related costs increased 12% when compared to the corresponding prior year period and reflects a full nine months of costs from the Velvac acquisition in 2018 and only approximately six months of such costs in 2017.

Security Products Segment

Net sales increased $0.8 million or 5% for the third quarter of 2018 and $3.7 million or 8% for the first nine months of 2018 compared to the respective corresponding periods of 2017.  The increase in sales for the third quarter 2018 resulted from a 3% increase in sales volume of existing products when compared to the third quarter of 2017.  The acquisition of Load N Lock accounted for 7% of this increase.  The increase in sales for the first nine months of 2018 resulted from an increase of 4% for sales volume and 3% for new products.  New product sales included mini tubular locks, cam locks, switch locks and t-handles in the commercial lock markets.

Cost of products sold increased $0.1 million or 1% in the third quarter and $2.5 million or 8% for the first nine months of 2018 as compared to the comparable periods of 2017, as the result of increased sales volume.  Raw material costs increased 4% in the third quarter and 9% in the first nine months of 2018 as compared to the same periods of 2017 in line with the overall increase in cost of products sold and sales volume.  In addition, payroll and payroll related expenses increased 10% in the third quarter and 14% in the first nine months of 2018 as compared to the same periods of 2017 which was the result of hiring additional personnel.

Gross margin as a percentage of net sales was 32% for the third quarter of 2018 and 30% for the first nine months of 2018, as compared to 30% for each of the third quarter and first nine months of 2017.  The increase in gross margin for the third quarter of 2018 reflects the change in mix of products sold by the Company to include higher margin goods.

Product development expense as a percentage of net sales was 3% for each of the third quarters and first nine months of 2018 and 2017.

Selling and administrative expenses decreased $0.2 million or 6% for the third quarter of 2018 and increased $0.3 million or 4% for the first nine months of 2018, as compared to the respective corresponding periods in 2017. The most significant factor resulting in the increase was additional charges to increase the accounts receivable allowance reserve.

Metal Products Segment

Net sales decreased $0.7 million or 10% for the third quarter of 2018 and increased $0.8 million or 4% for the first nine months of 2018 as compared to the respective corresponding periods in 2017.  The decrease in third quarter sales was in mining products offset by increased sales of industrial product as the Company continues efforts to diversify away from traditional mining products.  New product sales contributed 10% in the third quarter of 2018 and were in the industrial castings markets.

Cost of products sold decreased $1.0 million or 16% for the third quarter and increased $0.8 million or 5% for the first nine months of 2018, as compared to the respective corresponding periods for 2017.  The third quarter of 2018 costs of product sold decreased as the result of decreased sales volume.  The first nine months of 2018 costs of product increased as the result of scrap iron prices increasing 4%. The increase in cost of product sold is the result of hiring additional personnel, which added 20% in payroll cost for the first nine months of 2018.

Gross margin as a percentage of net sales was 17% for the third quarter of 2018 compared to 11% for the third quarter of 2017.  Gross margin as a percentage of net sales was 15% in each of the first nine months of 2018 and 2017.

Selling and administrative expenses decreased $0.1 million or 12% for the third quarter and decreased $0.1 million or 2% for the first nine months of 2018 compared to the respective corresponding periods in 2017.  The decrease for the third quarter of 2018 was due to decreases in payroll and payroll related items.

Liquidity and Sources of Capital

The Company generated approximately $7,100,000 of cash from its operations during the first nine months of 2018 compared to approximately $10,200,000 during the same period in 2017.  The decrease for cash flows for the first nine months of 2018 compared to the corresponding period in 2017 was primarily the result of increased inventories and accounts receivable on increased organic sales and the inclusion of the Velvac acquisition during the 2018 period.  Cash flow from operations coupled with cash at the beginning of the 2018 fiscal year was sufficient to fund capital expenditures, debt service, and dividend payments.

Additions to property, plant and equipment were approximately $4,162,000 for the first nine months of 2018 and $1,458,000 for the same period in 2017.  As of September 29, 2018, there was approximately $290,000 of outstanding commitments for capital expenditures.

The following table shows key financial ratios at the end of each specified period:

	Third Quarter 2018	Third Quarter 2017	Year End 2017
Current ratio	3.3	3.1	3.2
Average days' sales in accounts receivable	48	53	46
Inventory turnover	3.5	3.5	3.4
Total debt to shareholders' equity	30.5%	40.6%	40.5%

The following table shows important liquidity measures as of the balance sheet date for each specified period (in millions):

	Third	Third	Year
	Quarter	Quarter	End
	2018	2017	2017
Cash and cash equivalents
- Held in the United States	$3.4	$7.1	$7.9
- Held by a foreign subsidiary	7.8	14.1	14.4
	11.2	21.2	22.3
Working capital	67.0	68.0	68.8
Net cash provided by operating activities	7.1	10.2	11.2
Change in working capital impact on net cash (used) in operating activities	(6.4)	1.4	2.4
Net cash (used) in investing activities	(9.3)	(43.9)	(44.7)
Net cash (used) in financing activities	(8.5)	31.8	30.7

Total inventories of $51.2 million at September 29, 2018 increased 8% as compared to $47.3 million at December 30, 2017.  Accounts receivable were $30.5 million at September 29, 2018, as compared to $27.1 million at December 30, 2017.

Cash flow from operating activities and funds available under the revolving credit portion of the Restated Loan Agreement are expected to be sufficient to cover future foreseeable working capital requirements.

During the nine months ended September 29, 2018 the Company repatriated approximately $7.6 million in cash from foreign operations and used the funds to fully repay the outstanding balance on the Company's revolving credit facility.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from what was reported in the 2017 Form 10-K.  For additional information, see Note K in the Notes accompanying this Quarterly Report on Form 10Q.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of the end of the quarter ended September 29, 2018, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 240.13a-15.  As defined in Exchange Act Rules 240.13a-15(e) and 240.15d-15(e), "the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure."

The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO have concluded that these controls and procedures are effective at the "reasonable assurance" level as of September 29, 2018.

Changes in Internal Control Over Financial Reporting:

During the period covered by this Quarterly Report on Form 10-Q, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

In 2010, the Company was contacted by the State of Illinois regarding potential ground contamination at its plant in Wheeling, Illinois. The Company entered into a voluntary remediation program in Illinois and engaged an environmental clean-up company to perform testing and develop a remediation plan. Since 2010, the environmental company completed a number of tests and the design of a final remediation system was approved in the second quarter of 2018. As of the end of the third quarter of 2018, the remediation plan was completed. The State of Illinois has received the documentation related to the remediation and is in the process signing off on the documentation.

In 2016, the Company created a plan to remediate a landfill of spent foundry sand maintained at the Company's metal casting facility in New York. This plan was agreed to by the New York Department of Environmental Conservation (the "DEC") on March 27, 2018. Based on estimates provided by the Company's environmental engineers, the anticipated cost to remediate and monitor the landfill is $411,000. The Company has accrued for and expensed the entire $411,000 in the first quarter of 2018 and in fiscal 2017.  An outside consultant and engineer has been engaged and have created a preliminary closure design which will be presented to the DEC in the fourth quarter of 2018. If the closure design plan is approved by the DEC, then work will commence in the spring of 2019.

There are no other legal proceedings, other than ordinary routine litigation incidental to the Company's business, to which either the Company or any of its subsidiaries is a party or of which any property of the Company or any subsidiary is the subject.

ITEM 1A – RISK FACTORS

The Company's business is subject to a number of risks, some of which are beyond its control. In addition to the other information set forth in this report, the Company's shareholders should carefully consider the factors discussed in Item 1A.  "Risk Factors" of the Company's 2017 Form 10-K, as filed with the SEC on March 15, 2018.  These risk factors could have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity and could cause our operating results to vary significantly from period to period. As of September 29, 2018, there have been no material changes to the risk factors disclosed in the Company's 2017 Form 10-K. The Company may also disclose changes to such factors or disclose additional factors from time to time in its future filings with the SEC.  Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition, or operating results.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On May 2, 2018, the Company announced that its Board of Directors had authorized a new program to repurchase up to 200,000 shares of the Company's common stock.  The Company's share repurchase program does not obligate it to acquire the Company's common stock at any specific cost per share.  Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

The following table provides common stock repurchases made by or on behalf of the Company during the three months ended September 29, 2018.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs

July 1 – August 4, 2018	-	-	-	-
August 5 – September 1, 2018	6,210	27.02	6,210	193,790
September 2 – September 29, 2018	5,000	29.45	5,000	188,790
Total	11,210	$28.10	11,210	188,790

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

(101.INS)    XBRL Instance Document

(101.SCH)      XBRL Taxonomy Extension Schema Document

(101.CAL)               XBRL Taxonomy Extension Calculation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE EASTERN COMPANY
(Registrant)
DATE: November 5, 2018	/s/August M. Vlak
August M. Vlak President and Chief Executive Officer

DATE: November 5, 2018	/s/John L. Sullivan III
John L. Sullivan III Vice President and Chief Financial Officer