Form 10-K
period 2018-12-29
EASTERN CO
filed 2019-03-14
CIK 31107

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the Fiscal Year ended December 29, 2018
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

Securities registered pursuant to Section 12(b) of the Act:  Common Stock No Par Value             NASDAQ Global Market
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
                                                                                                                                                                      Yes []  No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                                                                                                                                       Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                       Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes [X ]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ X ]
Non-accelerated filer [ ]	Smaller reporting company [X ]
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

As of July 1, 2018, the last day of registrant's most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $145,184,332 (based on the closing sales price of the registrant's common stock on the last trading date prior to that date). Shares of the registrant's common stock held by each officer and director and shares held in trust by the pension plans of the Company have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 15, 2019, 6,231,409 shares of the registrant's common stock, no par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the Company's 2019 Annual Meeting of  Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 29, 2018.

The Eastern Company
Form 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 29, 2018

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K (this "Form 10-K") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect the Company's current expectations regarding its products, its markets and its future financial and operating performance. These statements, however, are subject to risks and uncertainties that may cause the Company's actual results in future periods to differ materially from those expected. Such risks and uncertainties include, but are not limited to, unanticipated slowdowns in the Company's major markets, changing customer preferences, lack of success of new products, loss of customers, competition, increased raw material prices, problems associated with foreign sourcing of parts and products, worldwide conditions and foreign currency fluctuations that may affect results of operations, and other factors discussed the "Legal Proceedings" section, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and other sections of this Form 10-K and, from time to time, in the Company's other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update, alter, or otherwise revise any forward-looking statements, whether written or oral, that may be made from time to time, whether as a result of new information, future events, or otherwise.

PART I

ITEM 1	BUSINESS

General Development of Business

The Eastern Company (the "Company," "Eastern," "we," "us," or "our") was incorporated under the laws of the State of Connecticut in October, 1912, succeeding a co-partnership established in October, 1858. The businesses of the Company is the design, manufacture and sale of unique engineered solutions for niche industrial markets.

Today, the Company maintains sixteen physical locations across North America and Asia.

RECENT DEVELOPMENTS

Effective June 1, 2018 the Company acquired certain assets of Load N Lock Systems, Inc. ("Load N Lock"), including accounts receivable, inventories, furniture, fixtures and equipment, intellectual property rights, and assumed certain liabilities and rights existing under all sales and purchase agreements.  The transaction price was $5 million.  The Load N Lock acquisition was financed with a draw down on the Company's $10 million revolving credit facility.  Load N Lock operates as a part of Eastern's Illinois Lock Company ("ILC"), a part of Eastern's Security Products Segment.

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

Narrative Description of Business

The Eastern Company manages industrial businesses that design, manufacture and sell unique engineered solutions to niche markets. We believe Eastern's businesses operate in industries with long-term macroeconomic growth opportunities and face minimal threats of technological or competitive obsolescence. We look to acquire businesses that produce stable and growing earnings and cash flows. Eastern may pursue acquisitions in industries other than those in which its divisions currently operate if an acquisition presents an attractive opportunity.

Eastern focuses on proactive financial, operational, and strategic management of its businesses in order to increase cash generation, operating earnings and long-term shareholder value. Among other things, Eastern monitors financial and operational performance of each of its businesses and instills consistent financial discipline. Eastern's management analyzes and pursues prudent organic growth strategies and works to execute attractive external growth and acquisition opportunities.

In addition, Eastern recruits and retains talented managers to operate its businesses.  We look for leaders who are accountable, maintain cost discipline, act quickly, and build strong followership.

The Company operates in three business segments: Industrial Hardware, Security Products and Metal Products.

Industrial Hardware

The Industrial Hardware segment consists of Eberhard Manufacturing, Eberhard Hardware Manufacturing Ltd., Eastern Industrial Ltd, Velvac Holdings, Canadian Commercial Vehicles Corporation, Composite Panel Technologies and Sesamee Mexicana, S.A. de C.V. These businesses design, manufacture and market a diverse product line of custom and standard vehicular and industrial hardware, including passenger restraint and vehicular locks, latches, hinges, mirrors, mirror-cameras, light-weight sleeper boxes and truck bodies. These products can be found on tractor-trailer trucks, specialty commercial vehicles, recreational vehicles, fire and rescue vehicles, school buses, military vehicles and other vehicles. The segment also designs and manufactures a wide selection of fasteners and other closure devices used to secure access doors on various types of industrial equipment such as metal cabinets, machinery housings and electronic instruments. In addition, we invest in the continued introduction of new or improved product designs and we expand into synergistic product lines in order to maintain and increase market share.  The segment sells directly to original equipment manufacturers ("OEM's") and to distributors through in-house sales personnel and outside sales representatives. Sales, customer engineering and customer service are primarily provided through in-house sales personnel and engineering staff. We believe that in order to service these markets, our divisions offer competitive engineering design, service, quality and price.

Security Products

The Security Products segment consists of Illinois Lock Company/CCL Security Products, World Lock Company Ltd., Dongguan Reeworld Security Products Ltd., World Security Industries Ltd., Greenwald Industries ("Greenwald"), and Argo EMS (formerly Argo Transdata).  Illinois Lock Company/CCL Security Products, known in the market as ILC, is a global leader in the design and manufacture of engineered security and access solutions in the form of mechanical, electronic and wireless products.  ILC employs an 80/20 business philosophy to drive focus and efficiency in its end-markets, customers, products and manufacturing processes.  ILC focuses on the industrial, vehicle accessory, outdoor recreational equipment, medical, and point of sale and vending segments.  These products and solutions are specified and sold to OEM's, contract equipment manufacturers ("CEM's"), and industrial distributors globally.  Greenwald designs, manufactures and markets payment systems and coin security products used primarily in the commercial laundry market. Greenwald's products include timers, drop meters, coin chutes, money boxes, meter cases, mobile payment apps, smart cards, value transfer stations, smart card readers, card management software, and access control units.  Argo EMS supplies printed circuit boards and other electronic assemblies to original equipment manufacturers in various industries, including measurement systems, semiconductor equipment manufacturing, and industrial controls, medical and military products. The Security Products segment continuously evaluates markets, technology and customer requests to develop growth strategies for the future.

Metal Products

The Company believes that its Metal Products segment, based at the Company's Frazer & Jones facility in Solvay, New York, is the largest and most efficient producer of expansion shells for use in supporting the roofs of underground mines in North America. This segment also manufactures specialty malleable and ductile iron castings.  Typical products include mine roof support anchors, couplers for railroad braking systems, support anchoring for construction and couplers/fittings for utility (oil, water and gas) industries. Mine roof support anchors are sold to bolt manufacturers while specialty castings are sold to original equipment manufacturers or machine houses.

General

The Company obtains materials from domestic, Asian affiliated and nonaffiliated sources. Raw materials and outside services were readily available for all of the Company's segments during 2018 and are expected to be readily available in 2019 and the foreseeable future. In in the first half of 2018 and during 2017, the Company experienced price increases for many of the raw materials used in producing its products, including: scrap iron, stainless steel, hot and cold rolled steel, and aluminum.  Since mid-2018, the Company has seen a reduction in zinc and brass raw material prices but expects steel to continue to increase as demand for raw materials increases as the global economy grows.  These raw material cost increases could negatively impact the Company's gross margin if raw material prices increase too rapidly for the Company to recover those cost increases through either price increases to our customers or cost reductions in other areas of the business.

Effective September 24, 2018, the Office of the U.S. Trade Representative (the "USTR") imposed 10% tariffs on approximately $200 billion worth of Chinese imports.  The impact of the 10% tariffs on Chinese produced goods has been negligible in 2018 as the majority of the tariffs have been recovered from our customers.  For 2019, the USTR anticipates the level of the additional tariffs to increase to 25% and could expand to include an additional $267 billion worth of Chinese imports.  If the proposed 25% tariff goes into effect in 2019 on Chinese purchased goods, it could result in a loss of business and possible reduced margins if the tariffs cannot be recovered in higher selling prices.  If the proposed 25% tariff on Chinese purchased goods goes into effect in 2019, these tariffs could result in a loss of business and possible reduced margins if the tariffs cannot be recovered in the higher selling prices.

Patent and trademark protection for the various product lines within the Company is limited, but believed by the Company to be sufficient to protect the Company's competitive positions.  Patent durations are from 4 to 20 years.  No business segment is dependent on any patent nor would the loss of any patent have any material adverse effect on the Company's business.

None of the Company's segments are seasonal.

Customers for all segments are broad-based geographically and by markets, and sales are generally not highly concentrated by customer.  Foreign sales are not significant.  No one customer exceeded 10% of total consolidated sales in 2018 or 2017.

The dollar amount of the backlog of orders received by the Company increased as of the fiscal year ended December 29, 2018. Such backlogs were $46,888,000 at December 29, 2018, as compared to $34,991,000 at December 30, 2017.  The primary reasons for the change from 2017 to 2018 were significant backlog increases at Eberhard Manufacturing, Velvac, Argo EMS, and Frazer & Jones and the timing of orders received from customers.

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

The Company does not anticipate that compliance with federal, state or local environmental laws or regulations are likely to have a material effect on the Company's capital expenditures, earnings or competitive position.

The average number of fulltime employees in 2018 was 1,327.

The Company's ratio of working capital to sales improved to 30.3% in 2018 from 33.7% in 2017. The improvement in working capital was the result of increased sales activity and our continued commitment to reducing our working capital.  Working capital includes cash held in various foreign subsidiaries.  With the passage of recent tax legislation cash previously held in foreign countries can be repatriated back to the United States and used for other business needs thus reducing working capital further.  Other factors affecting working capital include our average days' sales in accounts receivable, inventory turnover ratio and payment of vendor accounts payable.  In some cases, the company must hold extra inventory due to extended lead time in receiving products ordered from our foreign subsidiaries to ensure product is available for our customers.  The Company continues to monitor its working capital needs with the goal of reducing our ratio of working capital to sales.

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

As of December, 29, 2018, the Company had $28,675,000 in total consolidated indebtedness. Subject to restrictions contained in our credit facility, the Company may incur additional indebtedness in the future, including indebtedness incurred to finance acquisitions. The level of indebtedness and servicing costs associated with that indebtedness could have important effects on our operation and business strategy. For example, the indebtedness could:

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

If tariffs on imported Chinese products are further expanded to include an additional $267 billion of products and the tariff is increased to 25% from the current 10% our cost of raw materials may increase, which could adversely affect our business, results of operations and financial condition.

The Company obtains raw materials used in the production of its products from domestic, Asian affiliated and nonaffiliated sources.  Effective September 24, 2018, the Office of the U.S. Trade Representative (the "USTR") imposed 10% tariffs on approximately $200 billion worth of Chinese imports.  The impact of the 10% tariffs on Chinese produced goods has been negligible in 2018, as the majority of the tariffs have been recovered from our customers.  For 2019, the USTR anticipates the level of the additional tariffs to increase to 25% and could expand to include an additional $267 billion worth of Chinese imports.  If the proposed 25% tariff goes into effect in 2019 on Chinese purchased goods, it could result in a loss of business and possible reduced margins if the tariffs cannot be recovered in higher selling prices.

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

The Company's future growth may partly depend on its ability to acquire and successfully integrate new businesses. The Company intends to seek additional acquisition opportunities, both to expand into new markets and to enhance the Company's position in existing markets. However, there can be no assurances that the Company will be able to successfully identify suitable candidates, negotiate appropriate terms, obtain financing on acceptable terms, complete proposed acquisitions, successfully integrate acquired businesses or expand into new markets. Once acquired, operations may not achieve anticipated levels of revenues or profitability.

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

During 2019, union contracts covering approximately 1% of the Company's total workforce will expire.  The Company has been successful in negotiating new contracts over the years, but cannot guarantee that will continue. Failure to negotiate new union contracts could result in the disruption of production, inability to deliver product or a number of unforeseen circumstances, any of which could have an unfavorable material impact on the Company's results of operations or financial condition.

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

Although the Company is not dependent on any one customer, deterioration in several large customers at the same time could have an unfavorable material impact on the Company's results of operations or financial condition.  No one customer exceeded 10% of total accounts receivable for 2018 or 2017.

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

The Composite Panel Technologies Division ("CPT") in Salisbury, North Carolina, leases 70,000 square feet of building space located in an industrial park. The building is made from brick and concrete, contains approximately 6,600 square feet of office space on one level and houses a modern paint booth for finishing our products. The building is protected by a water sprinkler fire suppression system and is alarmed for fire and security. The current lease expires on December 31, 2019 and is renewable.

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

The World Lock Co. Ltd. subsidiary leases 5,285 square feet of space in a building located in Taipei, Taiwan. The building is made from brick and concrete and is protected by a fire alarm and sprinklers.  A four-year lease was signed in 2018, which expires on July 31, 2022 and is renewable.

The Dongguan Reeworld Security Products Company Ltd. subsidiary was established in July 2013 to manufacture locks and hardware and leases 118,000 square feet of space in concrete buildings that are located in an industrial park in Dongguan, China.  The current lease expires on June 30, 2019 and is renewable for six months to December 31, 2019.

The Greenwald Industries Division in Chester, Connecticut owns 26 acres of land and a building containing 120,000 square feet. The building is steel frame, is one-story, and has brick over concrete blocks.

The Argo EMS Division leases approximately 17,000 square feet of space in a building located in an industrial park in Clinton, Connecticut.  The building is a two-story steel frame structure and is situated on 2.9 acres of land.  The current lease expires on March 31, 2022.

The Metal Products Group consists of:

The Frazer & Jones Division in Solvay, New York owns 17.9 acres of land and buildings containing 205,000 square feet constructed for foundry use. These facilities are well adapted to handle the division's current and future casting requirements.

All owned properties are free and clear of any encumbrances.

ITEM 3	LEGAL PROCEEDINGS

The Company is party to various legal proceedings from time to time related to its normal business operations.  Currently, the Company is not involved in any legal proceedings.

In 2010, the Company was contacted by the State of Illinois regarding potential ground contamination at its plant in Wheeling, Illinois. The Company entered into a voluntary remediation program in Illinois and engaged an environmental clean-up company to perform testing and develop a remediation plan. Since 2010, the environmental company completed a number of tests and the design of a final remediation system was approved in the second quarter of 2018. As of the end of the third quarter of 2018, the remediation plan was completed. The State of Illinois has received the documentation related to the remediation and is in the process of signing off on the documentation.  The total estimated cost for the remediation system is anticipated to be approximately $50,000 which the Company accrued for and expensed.

In 2016, the Company created a plan to remediate a landfill of spent foundry sand maintained at the Company's metal casting facility in New York. This plan was agreed to by the New York Department of Environmental Conservation (the "DEC") on March 27, 2018. Based on estimates provided by the Company's environmental engineers, the anticipated cost to remediate and monitor the landfill is $430,000. The Company accrued for and expensed the entire $430,000 in the first quarter of 2018 and in fiscal 2017.  In the Fall of 2018 detailed construction drawings were prepared by an outside consultant in conjunction with informal progress reviews by the New York State Department of Environmental Conservation (the "NYSDEC"). A meeting is scheduled for the first quarter of 2019 to formally present finalized construction drawings to the NYSDEC and to request written approval. Approval is anticipated by March of 2019.  Construction of the closure remedies, including improved drainage system, regrading, and installation of a low permeability cap, is anticipated in May or June of 2019. Site preparation including surveying and clearing of select trees and shrubs was conducted in December of 2018 to improve access for anticipated construction work to occur in the Spring of 2019.  Long-term groundwater monitoring will commence in April of 2019. In the Fall of 2019, following the completion of construction work, a closure report and maintenance plan will be prepared for the NYSDEC documenting the work done and requesting acknowledgement of satisfactory completion of the Order on Consent between Frazer and Jones and the NYSDEC.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is quoted on the NASDAQ Global Market under the symbol "EML". The approximate number of record holders of the Company common stock on December 29, 2018 was 337.

The following table sets forth the high and low per share sales prices of the Company's common stock, and the per share quarterly dividend declared on the Company's common stock, for each quarter of the immediately preceding two years as reported on the NASDAQ Global Market.

	2018			2017
	Market Price				Market Price
Quarter	High	Low	Dividend	Quarter	High	Low	Dividend
First	$30.83	$24.00	$0.11	First	$21.50	$18.85	$0.11
Second	31.00	27.50	0.11	Second	31.50	21.06	0.11
Third	30.95	25.25	0.11	Third	31.15	24.35	0.11
Fourth	30.70	21.67	0.11	Fourth	30.85	25.10	0.11

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

The following table sets forth information regarding securities authorized for issuance under the Company's equity compensation plans as of December 29, 2018, consisting of the Company's 2010 Executive Stock Incentive Plan (the "2010 Plan").

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	45,675	21.46	274,500	[1]
Equity compensation plans not approved by security holders	-	-	-
Total	45,675	21.46	274,500

1 Includes shares available for future issuance under the 2010 Plan.

Each director who is not an employee of the Company ("Independent Director") is paid a director's fee for his services at the annual rate of $30,000.  Effective August 1, 2017, the Chairman of the Board of Directors receives an annual fee of $60,000 for his services and all chairs of the varying committees will receive additional compensation. All annual fees paid to non-employee members of the Board of Directors of the Company are paid in common stock of the Company or cash, in accordance with the Directors Fee Program adopted by the shareholders on March 26, 1997 and amended on January 5, 2004. The directors make an annual election, within a reasonable time before their first quarterly payment, to receive their fees in the form of cash, stock or a combination thereof. The election remains in force for one year.
During fiscal years 2018 and 2017, there were no sales by the Company of its securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

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

The Company did not have any share repurchase plans or programs in effect during fiscal year 2017.  Below is a summary of the Company's share repurchases during 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs

July 1 – August 4, 2018	-	-	-	-
August 5 – September 1, 2018	6,210	27.02	6,210	193,790
September 2 – September 29, 2018	5,000	29.45	5,000	188,790
September 30 – November 3, 2018	18,790	26.54	18,790	170,000
November 4 – December 1, 2018	-	-	-	-
December 2 – December 29, 2018	10,000	24.97	10,000	160,000
Total	40,000	$26.58	40,000	160,000

ITEM 6  SELECTED FINANCIAL DATA

As a result of the Company's status as a smaller reporting company pursuant to Rule 12b-2 of the Exchange Act, the Company is no longer required to provide the information under this Item 6, of Form 10-K pursuant to Item 301(c) of Reg. S-K.

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

Sales for fiscal year 2018 were $234.3 million compared to $204.2 million for fiscal year 2017.  Net income for fiscal year 2018 was $14.5 million, or $2.31 per diluted share, compared to $5.0 million, or $0.80 per diluted share, for fiscal year 2017.  Sales for the fourth quarter of 2018 were $56.6 million compared to $54.1 million for the same period in 2017.  Net income for the fourth quarter of 2018 was $4.4 million, or $0.70 per diluted share compared to a loss of ($0.2) million, or a loss of ($0.03) per diluted share, for the comparable 2017 period.  The fourth quarter 2017 earnings were adversely affected by a one-time tax charge of $2.5 million related to the passage of the Tax Cuts and Jobs Act in December 2017.

The Company anticipates continued growth in sales and earnings in fiscal 2019 primarily as a result of a new mirror program for Class 8 trucks awarded to our Velvac subsidiary and the acquisition of specific assets of Load N Lock Systems, Inc. in June of 2018 and new products launches at Eberhard Manufacturing and Illinois Lock.  Load N Lock provides innovative truck cap and tonneau cover locks that keep truck contents safe and secure.  Load N Lock developed and patented the first integrated power lock for the automotive industry and has developed numerous truck cap and tonneau cover lock related products.    Load N Lock has been successfully integrated into our Illinois Lock Company division and brings new capabilities to our customers.

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

Goodwill and Other Intangible Assets

Intangible assets with finite useful lives are generally amortized on a straight-line basis over the periods benefited. Goodwill and other intangible assets with indefinite useful lives are not amortized. The Company performed its most recent qualitative assessment as of the end of fiscal 2018 and determined that it is more likely than not that no impairment of goodwill existed at the end of 2018.  The Company will perform annual qualitative assessments in subsequent years as of the end of each fiscal year.  Additionally, the Company will perform interim analysis whenever conditions warrant.

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

The discount rate used is based on a single equivalent discount rate derived with the assistance of our actuaries by matching expected future benefit payments in each year to the corresponding spot rates from the FTSE Pension Liability Yield Curve, comprised of high quality (rated AA or better) corporate bonds.  Effective January 1, 2017, the Company elected to refine its approach for calculating its service and interest costs in future years by applying the specific spot rates along the selected yield curve to the relevant projected cash flows.  The Company believes this method more precisely measures its obligations.

The expected long-term rate of return on assets is also developed with input from the Company's actuarial firms. We consider the Company's historical experience with pension fund asset performance, the current and expected allocation of our plan assets and expected long-term rates of return. The long-term rate-of-return assumption used for determining net periodic pension expense was 7.5% for 2018 and 2017. The Company reviews the long-term rate of return each year.

Future actual pension income and expense will depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in the Company's pension plans.

The Company expects to make cash contributions of approximately $600,000 and $105,000 to our pension plans and other postretirement plan, respectively, in 2019.

In connection with our pension and other postretirement benefits, the Company reported a $(0.2) million and $0.6 million gain/(loss) (net of tax) on its Consolidated Statement of Comprehensive Income for Fiscal Years 2018 and 2017, respectively.  While the main factor driving this gain/(loss) was the change in the discount rate during the applicable period, the Company froze the benefits of our salaried pension plan effective May 31, 2016, resulting in an approximate $2.5 million gain for this significant event.

Assumptions used to determine net periodic pension benefit cost for the fiscal years indicated were as follows:

	2018	2017
Discount rate	3.54% - 3.57%	4.04%-4.08%
Expected return on plan assets	7.5%	7.5%
Rate of compensation increase	0.0%	0.0%

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

The changes in assumptions had the following effect on the net periodic pension and other postretirement costs recorded in Other Comprehensive Income as follows:

	Year ended
	December 29	December 30
	2018	2017
Discount rate	$8,537,413	$(6,382,182)
Mortality table	--	--
Additional recognition due to significant event	14,928	(496,899)
Asset gain or (loss)	(9,530,411)	6,043,672
Amortization of:
Unrecognized gain or (loss)	1,044,520	1,153,885
Unrecognized prior service cost	109,750	157,430
Other	(957,643)	140,969
Comprehensive income, before tax	(781,443)	616,875
Income tax	(578,090)	62,632
Comprehensive income, net of tax	$(203,353)	$554,243

The Plan has been investing a portion of the assets in long-term bonds in an effort to better match the impact of changes in interest rates on its assets and liabilities and thus reduce some of the volatility in Other Comprehensive Income.  Please refer to Note 11 – Retirement Benefit Plans in Item 8 of this Form 10-K for additional disclosures concerning the Company's pension and other postretirement benefit plans.

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

Fourth Quarter 2018 Compared to Fourth Quarter 2017

The following table shows, for the fourth quarter of 2018 and 2017, selected line items from the consolidated statements of income as a percentage of net sales, by segment.

	2018 Fourth Quarter
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	73.4%	64.9%	93.5%	74.0%
Gross margin	26.6%	35.1%	6.5%	26.0%
Product development expense	4.0%	3.6%	--%	3.3%
Selling and administrative expense	15.3%	17.7%	6.2%	14.6%
Operating profit	7.3%	13.8%	0.3%	8.1%

	2017 Fourth Quarter
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	73.5%	67.8%	93.6%	74.8%
Gross margin	26.5%	32.2%	6.4%	25.2%
Product development expense	3.1%	3.2%	--%	2.7%
Selling and administrative expense	16.6%	17.3%	7.8%	15.5%
Operating profit	6.8%	11.7%	-1.4%	7.0%

Net sales in the fourth quarter of 2018 increased 5% to $56.6 million from $54.1 million a year earlier.  Sales increased in the Industrial Hardware Segment by 6% for the fourth quarter of 2018 as compared to sales in the fourth quarter of 2017 as a result of strong sales growth to Class 8 Trucks, distribution, specialty vehicles and truck accessories customers.  Sales of new products contributed 5% and included a new hood mount truck mirror, a modular toolbox latching system, an electronic activated latching system and various composite panels.  Sales in the Security Products Segment increased by 2% for the fourth quarter of 2018 compared to the fourth quarter of 2017.  Sales in the Metal Products Segment increased 5% for the fourth quarter of 2018 from sales in the fourth quarter of 2017 as a result of an increase in sales to industrial casting customers.

Cost of products sold in the fourth quarter of 2018 increased $1.4 million or 3% from the corresponding period in 2017.  The increase in cost primarily reflects increased material cost associated with increased sales volume and higher cost for scrap iron, which was up15% used in the metal product segment.

Gross margin as a percentage of net sales for the fourth quarter of 2018 was 26% and 25% in the fourth quarter of 2017.

Product development expenses as a percentage of sales in the fourth quarter of 2018 and 2017 were comparable at 3%.

Selling and administrative expenses for the fourth quarter of 2018 were comparable with the fourth quarter of 2017 at approximately $8 million or 15% of sales.

Net income (loss) for the fourth quarter of 2018 increased to $4.4 million or $0.70 per diluted share from a loss of ($0.2) million or ($0.3) per diluted share for the comparable period in 2017.  In the fourth quarter of 2017, we incurred an incremental one-time charge of $2.5 million, or $0.41 per fully diluted share, consisting of a $2.0 million charge on undistributed earnings of foreign subsidiaries as well as a charge of $0.5 million related to the impact of the Tax Cuts and Jobs Act on our deferred tax asset.

RESULTS OF OPERATIONS

Fiscal Year 2018 Compared to Fiscal Year 2017

The following table shows, for fiscal year 2018 and fiscal year 2017, selected line items from the consolidated statements of income as a percentage of net sales, by segment.

	Industrial	Security	Metal
	Hardware	Products	Products	Total
	Fiscal Year 2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	75.2%	68.6%	87.7%	74.9%
Gross margin	24.8%	31.4%	12.3%	25.1%
Product development expense	3.5%	3.1%	--%	3.0%
Selling and administrative expense	14.4%	17.3%	8.3%	14.5%
Operating profit	6.9%	11.0%	4.0%	7.6%

	Fiscal Year 2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	76.1%	69.3%	87.1%	75.6%
Gross margin	23.9%	30.7%	12.9%	24.4%
Product development expense	3.3%	3.0%	--%	2.8%
Selling and administrative expense	16.2%	17.8%	9.2%	15.7%
Operating profit	4.4%	9.9%	3.7%	5.9%

Summary

Net sales for 2018 increased 15% to $234.3 million from $204.2 million in 2017.  Sales growth in 2018 reflects a full year of sales from the Velvac Acquisition, which closed on April 3, 2017, as compared to 9 months of sales from Velvac in 2017.  Excluding the effects of Velvac, sales growth was approximately 6% in 2018.  Net sales in the Industrial Hardware segment increased approximately 22% in 2018, and excluding Velvac, sales increased 7% as compared to 2017.  Sales volume of existing products increased 19% in 2018 primarily as the result of the Velvac acquisition and increased sales from our existing Class 8 truck, distribution, specialty vehicles and truck accessory customers.  Net sales in the Security Products segment increased approximately 6% in 2018 primarily as result of increased sales volume from our investment in growth at Illinois Lock and Greenwald Industries.  The Metal Products segment's net sales increased approximately 4% in 2018 compared to the prior year period.  Sales volume decreased 13% in mine roof products as a result of a lower demand for coal in the mining industry.  Net sales increased 68% in industrial casting products through our continued efforts to diversify away from mining products.  Net income for 2018 increased 187% to $14.5 million, or $2.31 per diluted share, from $5.0 million, or $0.80 per diluted share, in 2017. In 2017, net income was adversely affected by the recognition of one-time charges of $2.5 million related to the enactment of the Tax Cuts and Jobs Act in 2017 and $1.8 million, net of tax expenses, related to the Velvac acquisition, environmental remediation and personnel related expenses.

Industrial Hardware Segment

Net sales in the Industrial Hardware Segment increased 22% in 2018 from the 2017 level.  Sales volume of existing products increased 19%, however excluding the Velvac acquisition, sales volume increased 3% from growth in Class 8 trucks, distribution, specialty vehicles and truck accessory customers, while price and new products contributed 2% respectively.  New product sales include a new hood mount truck mirror, modular toolbox latching system, an electronic activated latching system and various composite panels.

Cost of products sold in the Industrial Hardware Segment increased $17.8 million or 20% from 2017 level.  The increase in the cost of products sold primarily reflects the Velvac Acquisition in April of 2017. Other significant factors resulting in changes in cost of products sold in 2018 compared were 2017 was rising metal cost during the year, which increased by 11% after adjusting for the Velvac Acquisition, as a result of an increase in hot rolled steel cost by 30%, an increase in cold rolled steel cost by 15%, an increase in stainless steel cost by 14% and an increase in aluminum cost by 6%.  Where possible, our businesses passed along higher metal prices to customers.

Gross margin as a percentage of sales increased to 25% in 2018 from 24% in 2017 in the Industrial Hardware Segment.  The increase reflects the combination of favorable product mix, greater utilization of productive capacity and the non-recurrence of one-time charges of $1.2 million to cost of goods sold, related to the impact of the purchase accounting in connection with the Velvac acquisition in 2017.

Product development expenses as a percentage of sales increased to 4% in 2018 from 3% in 2017.  This increase was primarily the result of a new truck hood mount mirror program awarded to Velvac in 2018.

Selling and administrative expenses in the Industrial Hardware Segment increased $1.5 million or 8% in 2018 from the 2017 level.  The increase in selling and administrative expenses in 2018 reflect a full year of the Velvac acquisition as compared to the partial year of expenses related to the Velvac Acquisition in 2017.

Security Products Segment

Net sales in the Security Products Segment increased 6% in 2018 from the 2017 level.  Sales volume of existing products increased 3% while price and new products contributed 1% and 2% respectively.  New product sales included a custom designed lock core for a removable tie down system, a backrest docking system, a miniature tubular lock, a flip cover modular lock, and a power lock module.

Cost of products sold in the Security Products Segment increased by $2.3 million or 5% in 2018 from 2017.  The increase in cost of goods sold was primarily attributable to higher factory payroll cost which increased $1.2 million or 36%.

Gross margin as a percentage of sales in the Security Products Segment remained comparable to 2017 level of 31%.  Lower material costs, primarily in zinc and brass, down year over year by 19% and 11%, respectively, helped to offset higher factory payroll cost in our Asian factory.

Product development expenses as a percentage of sales remained level with 2017 at 3%.

Selling and administrative expenses in the Security Products Segment increased by $0.4 million or 4% in 2018 from 2017.  The most significant factors resulting in changes in selling and administrative expenses were bad debt expense of $0.2 million and an increase of $0.2 million in payroll and payroll related expenses.

Metal Products Segment

Net sales in the Metal Products Segment increased 3.9% in 2018 compared to the prior year period.  Sales volume decreased 11% while price and new products were up 2% and 13% respectively.  Sales of mining products declined 13% year over year while industrial casting increased 92% over 2017 level.  Although coal demand is expected to decline slightly through 2023 the company is placing more effort in attracting additional industrial casting customers.  New product sales include a bomb plug for the military, torque bolt and segment flute for the utilities market and various casting for the oil water and gas industries.

Cost of products sold for the Metal Products Segment increased $1.1 million or 5% from 2017 level.  The most significant factors resulting in changes in cost of products sold in 2018 was higher raw materials (scrap iron) increasing for the year by 25%.

Gross margin as a percentage of sales in the Metal Products Segment decreased to 12% in 2018 from 13% in 2017.  The increase in higher metal cost could not be fully recovered in price increases to customers.

Selling and administrative expenses in the Metal Products segment decreased $0.1 million or 5% from 2017.  The most significant factors, resulting in the decrease in selling and administrative expenses was a reduction in payroll and payroll related charges.

Other Items

The following table shows the amount of change from 2017 to 2018 in other items (dollars in thousands):

	Amount	%
Interest expense	$226	23%

Other income	$585	168%

Income taxes	$(3,325)	-52%

Interest expense increased in 2018 from 2017 due to the increased level of debt in 2018 that was incurred in connection with the Velvac Acquisition.

Other income in 2018 increased from the 2017 level. Other income in 2018 included a $887,000 gain on pension assets due to the implementation of ASU 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, and a gain on marketable securities of $44,000.  Other income in 2017 included a $194,000 gain on pension assets the recognition of a gain on marketable securities of $73,000.

The effective tax rate for 2018 was 18% compared to the 2017 effective tax rate, which was 56%.  The effective tax rate for 2018 was lower than the prior year period due to the enactment of the Tax Cuts and Jobs Act (the "Jobs Act") in 2017 and its impact on foreign repatriation tax.

Total income taxes paid were $3,741,021 in 2018 and $4,104,701 in 2017.

Jobs Act, which is commonly referred to as "U.S. tax reform," significantly changes U.S. corporate income tax laws by, among other provisions, reducing the maximum U.S. corporate income tax rate from 35% to 21% which became effective in 2018, and creating a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries. During the year ending December 30, 2017 and December 29, 2018, the Company recognized deferred income tax expense of $531,307 and deferred income tax benefit of $507,847, respectively, as a result of the re-measurement of deferred tax assets and liabilities to the new lower statutory rate of 21%.

Due to the passage of the Jobs Act, United States income taxes expenses have been provided on the undistributed earnings of foreign subsidiaries ($19,336,428, at December 29, 2018) as well as the associated withholding taxes from the foreign countries.  The amount of taxes associated with the changes to the provisions of the tax law regarding foreign earnings is $1,557,897.  Foreign divisions that were previously treated as corporations for U.S. income tax purposes will generally no longer be taxed on their foreign source income by the U.S. federal government.  Of the $1,557,897 in taxes associated with the new treatment of foreign earnings under the Act, $816,198 are associated with the withholding taxes assessed by the foreign countries, net of the applicable U.S. tax credits; and $741,699 are associated with the deemed repatriation of earnings held in foreign corporations.  The Company has made an election to pay the $741,699 in taxes on an installment basis over eight years with payments of $59,336 becoming due in each of the years 2018 to 2022 and a payment of $111,255 becoming due 2023, a payment of $148,340 becoming due in 2024, and a final payment of $185,424 becoming due in the year 2025.

Liquidity and Sources of Capital

The Company's financial position strengthened in 2018.  The primary source of the Company's cash is earnings from operating activities adjusted for cash generated from or used for net working capital and the term loan from People's Bank.  The most significant recurring non-cash items included in net income are depreciation and amortization expense.  Changes in working capital fluctuate with the changes in operating activities.  As sales increase, there generally is an increased need for working capital.  Since increases in working capital reduce the Company's cash, management attempts to keep the Company's investment in net working capital at a reasonable level by closely monitoring inventory levels and matching production to expected market demand, keeping tight control over the collection of receivables and optimizing payment terms on its trade and other payables.

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

The following table shows key financial ratios at the end of each year:

	2018	2017
Current ratio	3.4	3.2
Average days' sales in accounts receivable	44	46
Inventory turnover	3.4	3.4
Ratio of working capital to sales	30.3%	33.7%
Total debt to shareholders' equity	29.6%	40.5%

The following table shows important liquidity measures as of the fiscal year-end balance sheet date for each of the preceding three years (in millions):

	2018	2017
Cash and cash equivalents
- Held in the United States	$5.6	$7.9
- Held by foreign subsidiary	8.3	14.4
	13.9	22.3
Working capital	71.0	68.8
Net cash provided by operating activities	12.9	11.2
Change in working capital impact on net cash (used)/provided by operating activities	(5.9)	2.4
Net cash used in investing activities	(10.4)	(44.7)
Net cash (used in)/provided by financing activities	(10.4)	30.7

All cash held by foreign subsidiaries is readily convertible into other currencies, including the U.S. dollar.

Net cash provided by operating activities was $12.9 million in 2018 compared to $11.2 million in 2017.  In 2018 the Company contributed an excess contribution of $2.0 million into its defined benefit retirement plan.  In 2017, the Company was not required to, and did not, contribute anything into its salaried retirement plan. See Note 11 – Retirement Benefit Plans for details of the Plan changes.

In fiscal year 2018 cash used in the net change in working capital was $6.0 million, which was primarily due to increased sales activities that drove up the associated inventory and accounts receivable balances in order to manage the sales activities.  In fiscal year 2017 cash used in the net change in working capital was $0.2 million, which was primarily due to an increase in accounts receivable derived from increased sales activities at the end of the year.

The Company used $10.4 million and $42.8 million for investing activities in 2018 and 2017, respectively.  Included in the 2018 figure is approximately $5 million for the acquisition of Load N Lock.  Included in the 2017 figure is approximately $40.1 million used for the acquisition of 100% of the outstanding stock of Velvac.  This transaction is more fully discussed in Note 3 of the 2018 Audited Financial Statements located in Item 8 of this Form 10-K.  The balance of $5.4 million and $2.6 million in fiscal year 2018 and 2017, respectively, was used to purchase fixed assets.  Capital expenditures in fiscal year 2019 are expected to be in the range of $5 million.

In fiscal year 2018, the Company paid approximately $10.4 million in cash for financing activities.  The Company paid $1.1 million for repurchasing its common stock and used approximately $6.6 million for debt repayments and $2.8 million for the payment of dividends.  See Note 3 – Debt for additional details on the debt that was issued.

In fiscal year 2017, the Company received approximately $30.7 million in cash from financing activities.  The Company received proceeds of $37.6 million from the issuance of new debt and used approximately $4.1 million for debt repayments and $2.8 million for the payment of dividends.  See Note 3 – Debt for additional details on the debt that was issued.

The Company leases certain equipment and buildings under cancelable and non-cancelable operating leases that expire at various dates up to five years. Rent expense amounted to approximately $2.6 million in 2018 and $2.2 million in 2017.

On April 3, 2017, the Company signed an amended and restated loan agreement (the "Restated Loan Agreement") with People's that included a $31,000,000 term portion and a $10,000,000 revolving credit portion.  Proceeds of the loan were used to repay the remaining outstanding term loan of the Company (approximately $1,429,000) and to acquire 100% of the common stock of Velvac Holdings, Inc. (see Footnote 3).  The term portion of the Restated Loan Agreement requires quarterly principal payments of $387,500 for a two-year period beginning July 3, 2017.  The repayment amount then increases to $775,000 per quarter beginning July 1, 2019.  The term portion of the Restated Loan Agreement is a five-year loan with any remaining outstanding balance due on March 1, 2022.  The revolving credit portion has a quarterly commitment fee ranging from 0.2% to 0.375% based on operating results.  Under the terms of the Restated Loan Agreement, this quarterly commitment fee was 0.25% for the first six months.  The revolving credit portion has a maturity date of April 1, 2022.  On April 3, 2017, the Company borrowed approximately $6.6 million on the revolving credit facility. The Company subsequently paid off $1.6 million on the revolving credit portion of the Restated Loan Agreement, leaving a balance on the revolving credit portion of the Restated Loan Agreement of $5 million as of December 30, 2017.  During 2018 the Company paid $5 million on the revolving credit facility resulting in no balance outstanding on the revolving credit facility as of December 29, 2018.

The interest rates on the term and revolving credit portion of the Restated Loan Agreement vary.  The interest rates may vary based on the LIBOR rate plus a margin spread of 1.75% to 2.50%.  The margin spread is based on operating results calculated on a rolling-four-quarter basis.  The Company may also borrow funds at the lender's Prime rate.  On December  29, 2018, the interest rate for one half ($14.3 million) of the term portion was 4.1%, using a one-month LIBOR rate and 4.15% on the remaining balance ($14.3 million) of the term portion which was based on a three-month LIBOR rate.

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

The quarterly payment dates as listed in the Loan Agreement and the Restated Loan Agreement are the first business day of the calendar quarter.  In each of fiscal years 2017 and 2018, there were four scheduled payment dates.

The interest rates on the Loan Agreement, Restated Loan Agreement, and interest rate swap contract are susceptible to changes to the method that LIBOR rates are determined and to the potential phasing out of LIBOR after 2021.  Information regarding the potential phasing out of LIBOR is provided below.

On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. In the United States, efforts to identify a set of alternative U.S. Dollar reference interest rates have been initiated by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. At this time, it is not possible to predict whether any such changes will occur, whether LIBOR will be phased out or any such alternative reference rates or other reforms to LIBOR will be enacted in the United Kingdom, the United States or elsewhere or the effect that any such changes, phase-out, alternative reference rates or other reforms, if they occur, would have on the amount of interest paid on the Company's LIBOR-based borrowings. Uncertainty as to the nature of such potential changes, phase-out, alternative reference rates or other reforms may materially adversely affect interest rates paid by the Company on its borrowings. Reform of, or the replacement or phasing out of, LIBOR and proposed regulation of LIBOR and other "benchmarks" may materially adversely affect the amount of interest paid on the Company's LIBOR-based borrowings and could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of the Company's status as a smaller reporting company pursuant to Rule 12b-2 of the Exchange Act, the Company is no longer required to provide information under this Item 7A.

ITEM 8 FINANCIAL STATEMENTS

The Eastern Company

Consolidated Balance Sheets

	December 29	December 30
	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$13,925,765	$22,275,477
Accounts receivable, less allowances of $680,000 in 2018 and $470,000 in 2017	30,285,316	27,119,910

Inventories:
Raw materials and component parts	17,841,166	14,331,915
Work in process	8,960,202	7,718,379
Finished goods	25,971,841	25,218,463
	52,773,209	47,268,757

Prepaid expenses and other current assets	3,071,888	3,401,456
Refundable income taxes	1,133,847	—
Total Current Assets	101,190,025	100,065,600

Property, Plant and Equipment
Land	1,159,813	1,160,298
Buildings	16,477,462	16,426,977
Machinery and equipment	56,131,340	52,680,240
Accumulated depreciation	(43,915,238)	(41,075,121)
	29,853,377	29,192,394

Other Assets
Goodwill	34,840,376	32,228,891
Trademarks	3,686,063	3,686,063
Patents, technology and other intangibles net of accumulated amortization	10,281,720	9,275,158
Deferred income taxes	1,396,006	2,010,291
	50,204,165	47,200,403
TOTAL ASSETS	$181,247,567	$176,458,397

Consolidated Balance Sheets

	December 29	December 30
	2018	2017
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$18,497,626	$14,712,414
Accrued compensation	4,159,808	4,376,211
Other accrued expenses	3,095,666	3,606,057
Contingent Liability	2,070,000	2,070,000
Current portion of long-term debt	2,325,000	6,550,000
Total Current Liabilities	30,148,100	31,314,682

Deferred income taxes	1,516,012	1,723,543
Other long-term liabilities	353,856	358,982
Long-term debt, less current portion	26,350,000	28,675,000
Accrued other postretirement benefits	648,635	1,032,171
Accrued pension cost	25,362,325	26,423,429

Commitments and contingencies (See Note 6)

Shareholders' Equity
Voting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Nonvoting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Common Stock, no par value:
Authorized: 50,000,000 shares
Issued: 8,965,987 shares in 2018 and 8,957,974 shares in 2017
Outstanding: 6,231,258 shares in 2018 and 6,263,245 shares in 2017	29,994,890	29,501,123
Treasury Stock: 2,734,729 shares in 2018 and 2,694,729 shares in 2017	(20,169,098)	(19,105,723)
Retained earnings	109,671,362	97,921,903

Accumulated other comprehensive income (loss):
Foreign currency translation	(2,106,329)	(943,193)
Unrealized gain on interest rate swap, net of tax	166,444	41,757
Unrecognized net pension and other postretirement benefit costs, net of taxes	(20,688,630)	(20,485,277)
Accumulated other comprehensive loss	(22,628,515)	(21,386,713)
Total Shareholders' Equity	96,868,639	86,930,590
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$181,247,567	$176,458,397

See accompanying notes.

Consolidated Statements of Income

	Year ended
	December 29	December 30
	2018	2017
Net sales	$234,275,463	$204,239,613
Cost of products sold	(175,550,418)	(154,382,737)
Gross margin	58,725,045	49,856,876

Product development expenses	(6,950,969)	(5,622,829)
Selling and administrative expenses	(33,914,735)	(32,151,289)
Operating profit	17,859,341	12,082,758

Interest expense	(1,202,272)	(976,512)
Other income	933,260	348,696
Income before income taxes	17,590,329	11,454,942

Income taxes	3,084,392	6,409,687
Net income	$14,505,937	$5,045,255
Earnings per Share:
Basic	$2.32	$.81

Diluted	$2.31	$.80

See accompanying notes.

Consolidated Statements of Comprehensive Income

	Year ended
	December 29	December 30
	2018	2017
Net income	$14,505,937	$5,045,255
Other comprehensive income/(loss) -
Change in foreign currency translation	(1,163,136)	1,221,888
Change in fair value of interest rate swap, net of tax benefit of: $26,969	124,687	41,757
in 2018 and $7,310 in 2017
Change in pension and other postretirement benefit costs, net of income taxes (expense)/benefit of: $578,090 in 2018 and $62,632 in 2017	(203,353)	554,243
Total other comprehensive income/(loss)	(1,241,802)	1,817,888
Comprehensive income/(loss)	$13,264,135	$6,863,143

See accompanying notes.

Consolidated Statements of Shareholders' Equity

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity
Balances at December 31, 2016	8,950,827	$29,146,622	(2,694,729)	$(19,105,723)	$95,631,216	$(23,204,601)	$82,467,514

Net income					5,045,255		5,045,255
Cash dividends declared, $.44 per share					(2,754,568)		(2,754,568)
Currency translation adjustment						1,221,888	1,221,888
Change in fair value of interest rate swap						41,757	41,757
Change in pension and other postretirement benefit costs, net of tax						554,243	554,243
Issuance of SARS		172,806					172,806
Issuance of Common Stock for directors' fees	7,147	181,695					181,695
Balances at December 30, 2017	8,957,974	$29,501,123	(2,694,729)	$(19,105,723)	$97,921,903	$(21,386,713)	$86,930,590

Net income					14,505,937		14,505,937
Cash dividends declared, $.44 per share					(2,756,478)		(2,756,478)
Currency translation adjustment						(1,163,136)	(1,163,136)
Change in fair value of interest rate swap						124,687	124,687
Change in pension and other postretirement benefit costs, net of tax						(203,353)	(203,353)
Treasury stock purchases			(40,000)	(1,063,375)			(1,063,375)
Issuance of SARS	151	276,777					276,777
Issuance of Common Stock for directors' fees	7,862	216,990					216,990
Balances at December 29, 2018	8,965,987	$29,994,890	(2,734,729)	$(20,169,098)	$109,671,362	$(22,628,515)	$96,868,639

See accompanying notes.

Consolidated Statements of Cash Flows

	Year ended
	December 29	December 30
	2018	2017
Operating Activities
Net income	$14,505,937	$5,045,255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,329,208	4,719,185
Unrecognized pension & other postretirement benefits	(2,226,083)	326,706
Loss on sale of equipment and other assets	(413,333)	(369,128)
Provision for doubtful accounts	185,136	55,284
Deferred Taxes	947,851	1,198,020
Stock compensation expense	493,767	354,501
Changes in operating assets and liabilities:
Accounts receivable	(3,483,484)	(2,574,823)
Inventories	(5,356,646)	152,130
Prepaid expenses	(761,135)	(1,709,241)
Other assets	102,068	709,757
Accounts payable	4,106,130	892,439
Accrued compensation	(165,828)	911,572
Other accrued expenses	(387,526)	1,468,525
Net cash provided by operating activities	12,876,062	11,180,182

Investing Activities
Purchases of property, plant and equipment	(3,596,572)	(2,762,949)
Capitalized software	(1,813,973)	—
Proceeds from sale of equipment and other assets	—	44,100
Business acquisitions, net of cash acquired	(4,994,685)	(40,078,000)
Net cash used in investing activities	(10,405,230)	(42,796,849)

Financing Activities
Proceeds from issuance of long-term debt	—	31,000,000
Principal payments on long-term debt	(1,550,000)	(2,560,714)
Proceeds from short-term borrowing (Revolver)	7,000,000	6,614,611
Payments on Revolving Credit Note	(12,000,000)	(1,614,611)
Purchase Common Stock for Treasury	(1,063,375)	—
Dividends paid	(2,756,478)	(2,754,568)
Net cash used in financing activities	(10,369,853)	30,684,718

Effect of exchange rate changes on cash	(450,691)	482,049
Net change in cash and cash equivalents	(8,349,712)	(449,899)

Cash and cash equivalents at beginning of year	22,275,477	22,725,376
Cash and cash equivalents at end of year	$13,925,765	$22,275,477

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

2. Accounting Policies

Fiscal Year

The Company's year ends on the Saturday nearest to December 31.  Fiscal Years, 2018 and 2017, were 52 week each.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany accounts and transactions are eliminated.

Reclassification

Commencing with the first quarter of 2018, pension service costs have been broken out and reclassified from the gains and losses associated with the pension assets.  Additionally, for 2017 $193,943 of gains associated with pensions assets have been reclassified from cost of goods sold to other income for comparability between the two periods.    The reclassification of these expenses does not affect the net income reported.

Commencing with the third quarter of 2017, product development expenses have been separately identified for all periods presented. These expenses have been reclassified from cost of products sold and selling and administrative expenses.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

2. Accounting Policies (continued)

Product development expense is not necessarily a cost of product sold. Rather, these expenses are related to product development.  The reclassification of these expenses does not affect the net income reported.

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

Foreign Currency

For foreign operations asset and liability accounts are translated with an exchange rate at the respective balance sheet dates; income statement accounts are translated at the average exchange rate for the years.  Resulting translation adjustments are made directly to a separate component of shareholders' equity – "Accumulated other comprehensive income (loss) – Foreign currency translation".  Foreign currency exchange transaction gains and losses are not material in any year.

Cash Equivalents

Highly liquid investments purchased with a maturity of three months or less are considered cash equivalents.  The Company has deposits that exceed amounts insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000, but the Company does not consider this a significant concentration of credit risk based on the strength of the financial institution. Approximately 60% of available cash is located outside of the United States in our foreign subsidiaries.

Accounts Receivable

Accounts receivable are stated at their net realizable value.  The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The Company reviews the collectability of its receivables on an ongoing basis taking into account a combination of factors.  The Company reviews potential problems, such as past due accounts, a bankruptcy filing or deterioration in the customer's financial condition, to ensure the Company is adequately accrued for potential loss.  Accounts are considered past due based on when payment was originally due.  If a customer's situation changes, such as a bankruptcy or creditworthiness, or there is a change in the current economic climate, the Company may modify its estimate of the allowance for doubtful accounts.  The Company will write off accounts receivable after reasonable collection efforts have been made and the accounts are deemed uncollectible.  No one customer exceeded 10% of total accounts receivable at year end 2018 or 2017.

Inventories

Inventories are valued at the lower of cost or market or net realizable value. Cost is determined by the last-in, first-out (LIFO) method in the U.S. ($30,151,679 for U.S. inventories at December 29, 2018, excluding Velvac) and by the first-in, first-out (FIFO) method for inventories outside the U.S. ($8,175,339 for inventories outside the U.S. at December 29, 2018). Cost exceeds the LIFO carrying value by approximately $6,957,972 at December 29, 2018 and $6,476,073 at December 30, 2017. There was no material LIFO quantity liquidation in 2018 or 2017. In addition, as of the balance sheet dates, the Company has recorded reserves for excess/obsolete inventory.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

2. Accounting Policies (continued)

Property, Plant and Equipment and Related Depreciation

Property, plant and equipment (including equipment under capital lease) are stated at cost.  Depreciation ($4,329,136 in 2018, $3,948,728 in 2017) is computed generally using the straight-line method based on the following estimated useful lives of the assets: Buildings 10 to 39.5 years; Machinery and equipment 3 to 10 years.

Goodwill

The Company performed qualitative assessments of goodwill as of the end of fiscal 2018 and fiscal 2017 and determined it is more likely than not that no impairment of goodwill existed at the end of 2018 or 2017.  The Company will perform annual qualitative assessments in subsequent years as of the end of each fiscal year.  Additionally, the Company will perform interim analysis whenever conditions warrant.

Goodwill would be considered impaired whenever the historical carrying amount exceeds the fair value.  Pursuant to the qualitative assessment performed, goodwill was not impaired in 2018 or 2017.  Should we reach a different conclusion in the future, additional work would be performed to determine the amount of the non-cash impairment charge to be recognized.  The maximum future impairment of goodwill that could occur is the amount recognized on our balance sheet.

Intangible Assets

Patents are recorded at cost and are amortized using the straight-line method over the lives of the patents.  Technology and licenses are recorded at cost and are generally amortized on a straight-line basis over periods ranging from 5 to 17 years.  Generally, non-compete agreements and customer relationships are being amortized using the straight-line method over a period of 5 years. Amortization expense in 2018 and 2017 was $1,452,084 and $770,457, respectively.  In the event that facts and circumstances indicate that the carrying value of the intangible assets, including definite life intangible assets, may be impaired, an evaluation is performed to determine if a write-down is required.

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

The Company's financial instruments are primarily investments in pension assets, see footnote 11, and consists of an interest rate swap.

The Company's interest rate swap is not an exchange-traded instrument. However, it is valued based on observable inputs for similar liabilities and accordingly is classified as Level 2. The amount of the interest rate swap is included in other accrued liabilities.

The carrying amounts of other financial instruments (cash and cash equivalents, accounts receivable, accounts payable and debt) as of December 29, 2018 and December 30, 2017, approximate fair value based on the expected future cash flows of the related instruments.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

2. Accounting Policies (continued)

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The Company generates wholesale revenues primarily from the sale of products to original equipment manufacturers and distributers in the United States.  The Company recognizes revenue upon shipment or transfer of title to the customer as that is when the customer obtains control of the promised goods.  The Company typically extends credit terms to its customers based on their creditworthiness and generally does not receive advance payments.  As such, the Company records accounts receivable at the time of shipment, when the Company's right to the consideration becomes unconditional.  Accounts receivable from the Company's customers are typically due within 30 days of invoicing.  An allowance for doubtful accounts is provided based on a periodic analysis of individual account balances, including an evaluation of days outstanding, payment history, recent payment trends and the Company's assessment of the customer's credit worthiness.  As of December 29, 2018 and December 30, 2017, the Company's allowance for doubtful accounts total was $680,000 and $470,000, respectively.  As of December 29, 2018 and December 30, 2017, the Company's bad debt expense was $220,000 and $87,000, respectively.

The Company considers several factors in determining that control transfers to the customer upon shipment of products.  These factors include that legal title transfers to the customer, the Company has a present right to payment, and the customer has assumed the risk and rewards of ownership at the time of shipment.

Based on historical experience, the Company does not accrue a reserve for product returns.  For the years ended December 29, 2018 and December 30, 2017, the Company recorded sales returns of $725,000 and $565,000, respectively, as a reduction of revenue.

Greenwald Industries generates subscription services revenue from access provided to customers to the division's specific online databases.  For the years ended December 29, 2018 and December 30, 2017, Greenwald Industries subscription services revenue was $448,000 and $317,000, respectively.

Sales and similar taxes that are imposed on the Company's sales and collected from the customer are excluded from revenues.

Costs for shipping and handling activities, including those activities that occur subsequent to transfer of control to the customer, are recorded as cost of sales and are expensed as incurred.

The Company does not have any significant deferred revenue.

For the years ended December 29, 2018 and December 30, 2017, the Company recorded no revenues related to performance obligations satisfied in prior periods.  As part of the Company's adoption of the new revenue standard, the Company has elected to use the practical expedient to exclude disclosure of transaction prices allocated to remaining performance obligations, and when the Company expects to recognize such revenue, for all periods prior to the date of initial application of the standard.

Subscription services revenue from remaining performance obligations as of December 29, 2018 was $0.1 million.

No one customer accounted for 10% of net sales during 2018 or 2017.

See footnote 13 regarding the Company's revenue disaggregated by reporting segment, intersegment sales by reporting segment and geography.

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

Product Development Costs

Product development costs, charged to expense as incurred, were $6,950,969 in 2018, $5,622,829 in 2017.

Selling and Administrative Expenses

Selling and administrative expenses include all operating costs of the Company that are not directly related to the cost of purchasing, manufacturing and preparing a product for sale.  These expenses generally represent administrative expenses for support functions and related overhead.

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising costs were $501,615 in 2018, $526,651 in 2017.

Software Development Costs

Software development costs, are primarily costs to develop software sold, leased, or otherwise marketed, that are incurred subsequent to the establishment of technological feasibility are capitalized if significant.  Capitalized software development costs are amortized using the straight-line amortization method over the estimated useful life of the applicable software.  For the year ended December 29, 2018 capitalized software development costs were $1,813,973. There were no capitalized software development costs in the 2017.

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

For the year ended December 29, 2018, there were 51,000 SARs granted under the 2010 Plan.

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

On December, 22, 2017, SAB 118 was issued due to the complexities involved in accounting for the enacted Tax Act. SAB 118 requires the company to include in its financial statements a reasonable estimate of the impact of the Tax Act on earnings to the extent such estimate has been determined. Accordingly, the U.S. provision for income tax for 2017 was based on the reasonable estimate guidance provided by SAB 118. The company has assessed the impact from the Tax Act and recorded the impact in the fourth quarter of 2018.

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

3. Business Acquisitions

Load N Lock Systems, Inc.

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

The above acquisition was accounted for under ASC 805 – Business Combinations.  Load N Lock has been included in the Security Products segment of the Company from the date of the acquisition.  The cost of the acquisition of Load N Lock was approximately $4,995,000.  The excess of the cost of Load N Lock over the fair market value of the net definitive tangible and intangible assets acquired was $2,694,700, which has been recorded as goodwill.

In connection with the above acquisition, the Company recorded the following intangible assets:

Asset Class/Description	Amount	Weighted-average Life in Years
Patents, technology, and licenses
Customer relationships	$689,675	8.3
Intellectual property	586,762	8.3
Non-compete agreements	52,570	8.3
	$1,329,007	8.3

The Eastern Company

Notes to Consolidated Financial Statements (continued)

3. Business Acquisitions (continued)

Velvac

On April 3, 2017, the Company completed the Velvac Acquisition for $39.5 million and earnout consideration contingent upon Velvac achieving minimum earning performance levels with the amount of any such earnout consideration based on a specified percentage (7.5% or 15%) of sales of Velvac's new proprietary Road-iQ product line (the "Earnout Consideration") measured over annual calculation periods through April 2022, as set forth in the Securities Purchase

Agreement, subject to certain customary post-closing adjustments. Velvac is a premier designer and manufacturer of The proprietary vision technology for original equipment manufacturers serving the heavy-duty and medium-duty truck, motorhome, and bus markets.

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

4. GOODWILL

The following is a roll-forward of goodwill for 2018 and 2017:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total
2018
Beginning balance	$19,169,849	$13,059,042	$—	$32,228,891
Investment in Load N Lock	—	2,694,700	—	2,694,700
Foreign exchange	(83,215)	—	—	(83,215)
Ending balance	$19,086,634	$15,753,742	$—	$34,840,376

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total
2017
Beginning balance	$1,760,793	$13,059,042	$—	$14,819,835
Investment in Velvac	17,340,946	—	—	17,340,946
Foreign exchange	68,110	—	—	68,110
Ending balance	$19,169,849	$13,059,042	$—	$32,228,891

The Eastern Company

Notes to Consolidated Financial Statements (continued)

5. INTANGIBLES

Trademarks are not amortized as their lives are deemed to be indefinite.  Total amortization expense for each of the next five years is estimated to be as follows: 2019 - $1,211,000; 2020 - $958,000; 2021 - $937,000; 2022 - $931,000 and 2023 - $987,000.

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total	Weighted-Average Amortization Period (Years)
2018 Gross Amount
Patents and developed technology	$7,884,498	$1,648,731	$—	$9,533,229	10.2
Customer relationships	3,650,000	1,139,381	—	4,789,381	8.1
Non-compete agreements	—	459,570	—	459,570	4.4
Intellectual property	—	307,370	—	307,370	5.0
Total Gross Intangibles	$11,534,498	$3,555,052	$—	$15,089,550	9.2

2018 Accumulated Amortization
Patents and developed technology	$2,448,380	$737,276	$—	$3,185,656
Customer relationships	638,750	408,233	—	1,046,983
Non-compete agreements	—	329,296	—	329,296
Intellectual property	—	245,895	—	245,895
Accumulated Amortization	$3,087,130	$1,720,700	$—	$4,807,830

Net 2018 per Balance Sheet	$8,447,368	$1,834,352	$—	$10,281,720

2017 Gross Amount
Patents and developed technology	$7,074,456	$1,021,918	$—	$8,096,374	12.3
Customer relationships	3,650,000	449,706	—	4,099,706	9.5
Non-compete agreements	—	407,000	—	407,000	5.0
Intellectual property	—	307,370	—	307,370	5.0
Total Gross Intangibles	$10,724,456	$2,185,994	$—	$12,910,450	10.8

The Eastern Company

Notes to Consolidated Financial Statements (continued)

5. INTANGIBLES (continued)

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total	Weighted-Average Amortization Period (Years)
2017 Accumulated Amortization
Patents and developed technology	$2,007,418	$630,784	$—	$2,638,202
Customer relationships	298,645	269,823	—	568,468
Non-compete agreements	—	244,200	—	244,200
Intellectual property	—	184,422	—	184,422
Accumulated Amortization	$2,306,063	$1,329,229	$—	$3,635,292

Net 2017 per Balance Sheet	$8,418,393	$856,765	$—	$9,275,158

6. Contingencies

The Company is party to various legal proceedings from time to time related to its normal business operations.  Currently, the Company is not involved in any legal proceedings.

In 2010, the Company was contacted by the State of Illinois regarding potential ground contamination at its plant in Wheeling, Illinois. The Company entered into a voluntary remediation program in Illinois and engaged an environmental clean-up company to perform testing and develop a remediation plan. Since 2010, the environmental company completed a number of tests and the design of a final remediation system was approved in the third quarter of 2018. As of the end of
2018, the remediation plan was completed. The State of Illinois has received the documentation related to the remediation and is in the process signing off on the documentation.  The total estimated cost for the remediation system is anticipated to be approximately $50,000 which the Company accrued for and expensed.

In 2016, the Company created a plan to remediate a landfill of spent foundry sand maintained at the Company's metal casting facility in New York. This plan was agreed to by the New York Department of Environmental Conservation (the "DEC") on March 27, 2018. Based on estimates provided by the Company's environmental engineers, the anticipated cost to remediate and monitor the landfill is $430,000. The Company has accrued for and expensed the entire $430,000 in the first quarter of 2018 ($50,000) and in fiscal 2017 ($380,000).  In the Fall of 2018 detailed construction drawings were prepared by an outside consultant in conjunction with informal progress reviews by New York State Department of Environmental Conservation (NYSDEC). A meeting is scheduled for in the first quarter of 2019 to formally present finalized construction drawings to NYSDEC and to request written approval. Approval is anticipated by March 2019 and construction of the closure remedies (improved drainage system, regrading, and installation of a low permeability cap) is anticipated in May or June 2019. Site preparation including surveying and clearing of select trees and shrubs was conducted in December 2018 to improve access for anticipated Spring 2019 construction work.  Long-term groundwater monitoring will commence in April 2019. In the fall of 2019, following the completion of construction work, a closure report and maintenance plan will be prepared for NYSDEC documenting the work done and requesting acknowledgement of satisfactory completion of the Order on Consent between Frazer and Jones and NYSDEC.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

7. Debt

On April 3, 2017, the Company signed an amended and restated loan agreement (the "Restated Loan Agreement") with People's United Bank that included a $31 million term portion and a $10 million revolving credit portion.  Proceeds of the loan were used to repay the remaining outstanding term loan of the Company (approximately $1,429,000) and to acquire 100% of the common stock of Velvac Holdings, Inc. (see Footnote 3).  The term loan and revolving credit facility are secured by all of the Company's assets as well as mortgages on the properties owned by the Company.  The term portion of the loan requires quarterly principal payments of $387,500 for a two-year period beginning July 3, 2017.  The repayment amount then increases to $775,000 per quarter beginning July 1, 2019.  The term loan is a five-year loan with any remaining outstanding balance due on March 1, 2022.  The revolving credit portion has a quarterly commitment fee ranging from 0.2% to 0.375% based on operating results.  Under the terms of the Restated Loan Agreement.  The revolving credit portion has a maturity date of April 1, 2022.  On April 3, 2017, the Company borrowed approximately $6.6 million on the revolving credit facility. The Company subsequently paid off $1.6 million on the revolving credit facility leaving a balance on the credit facility of $5 million as of December 30, 2017.  During 2018 the company paid $5 million on the revolving credit facility leaving no balance as of December 29, 2018.

The interest rates on the term and revolving credit portion of the Restated Loan Agreement vary.  The interest rates may vary based on the LIBOR rate plus a margin spread of 1.75% to 2.50%.  The margin spread is based on operating results calculated on a rolling-four-quarter basis.  The Company may also borrow funds at the lender's prime rate.  On December 29, 2018, the interest rate for one half ($14.3 million) of the term portion was 4.1%, using a 1 month LIBOR rate and 4.15% on the remaining balance ($14.3 million) of the term loan based on a 3 month LIBOR rate.

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

The interest rates on the Loan Agreement, Restated Loan Agreement, and interest rate swap contract are susceptible to changes to the method that LIBOR rates are determined and to the potential phasing out of LIBOR after 2021.  Information regarding the potential phasing out of LIBOR is provided below.

On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. In the United States, efforts to identify a set of alternative U.S. Dollar reference interest rates have been initiated by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. At this time, it is not possible to predict whether any such changes will occur, whether LIBOR will be phased out or any such alternative reference rates or other reforms to LIBOR will be enacted in the United Kingdom, the United States or elsewhere or the effect that any such changes, phase-out, alternative reference rates or other reforms, if they occur, would have on the amount of interest paid on the Company's LIBOR-based borrowings. Uncertainty as to the nature of such potential changes, phase-out, alternative reference rates or other reforms may materially adversely affect interest rates paid by the Company on its borrowings. Reform of, or the replacement or phasing out of, LIBOR and proposed regulation of LIBOR and other "benchmarks" may materially adversely affect the amount of interest paid on the Company's LIBOR-based borrowings and could have a material adverse effect on the Company's business, financial condition and results of operations.

Debt consists of:

	2018	2017
Term loans	$28,675,000	$30,225,000
Revolving credit loan	—	5,000,000
	28,675,000	35,225,000
Less current portion	2,325,000	6,550,000
	$26,350,000	$28,675,000

The Company paid interest of $1,202,272 in 2018, $977,399 in 2017.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

7. DEBT (continued)

The Company's loan covenants under the Restated Loan Agreement require the Company to maintain a consolidated minimum debt service coverage ratio of at least 1.1 to 1 for periods through December 31, 2018 and 1.2 to 1 thereafter, which is to be tested quarterly on a twelve-month trailing basis.  In addition, the Company will be required to show a maximum total leverage ratio of 4.0x for periods through December 31, 2018, 3.5x for the periods from January 1, 2019 through December 31, 2019, 3.25x for the periods from January 1, 2020 through December 31, 2020 and 3.0x thereafter.  The Company was in compliance with all covenants as of December 29, 2018.  In addition, the Company has restrictions on, among other things, new capital leases, purchases or redemptions of its capital stock, mergers and divestitures, and new borrowing.  The Company was in compliance with all covenants in 2017 and 2018.

As of December 29, 2018, scheduled annual principal maturities of long-term debt for each of the next five years follow:

2019	$2,325,000
2020	3,100,000
2021	3,100,000
2022	20,150,000
Thereafter	—
$28,675,000

8. Stock Options and Awards

Stock Options

As of December 29, 2018, the Company had one stock option plan, The Eastern Company 2010 Executive Stock Incentive Plan (the "2010 Plan"), for officers, other key employees, and non-employee Directors.  Incentive stock options granted under the 2010 Plan must have exercise prices that are not less than 100% of the fair market value of the Company's common stock on the dates the stock options are granted.  Restricted stock awards may also be granted to participants under the 2010 Plan with restrictions determined by the Compensation Committee of the Company's Board of Directors.  Under the 2010 Plan, non-qualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Company's Board of Directors. During 2018, no stock options or restricted stock were granted that were subject to the meeting of performance measurements and during 2017, 25,000 shares were granted but not issued.  For the period of 2018, the Company used several assumptions which included an expected term of 3.5 years, volatility deviation of 29.5% and a risk free rate of 2.33%.  For the period of 2017, the Company used several assumptions which included an expected term of 3.5 years, volatility deviation of 22.6% and a risk free rate of 1.47%.

The 2010 Plan also permits the issuance of Stock Appreciation Rights ("SARs").  The SARs are in the form of an option with a cashless exercise price equal to the difference between the fair value of the Company's common stock at the date of grant and the fair value as of the exercise date resulting in the issuance of the Company's common stock.  During 2018, the Company issued 51,000 SARs and during 2017 149,500 SARs were issued.

Stock-based compensation expense in connection with SARs granted to employees during fiscal year 2018 was $276,778 and for 2017 was $172,806.

As of December 29, 2018, there were 274,500 shares of common stock reserved and available for future grant under the above noted 2010 Plan.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

8. STOCK OPTIONS AND AWARDS (continued)

The following tables set forth the outstanding SARs for the period specified:

	Year Ended December 29, 2018		Year Ended December 30, 2017
	Units	Weighted - Average Exercise Price	Units	Weighted - Average Exercise Price
Outstanding at beginning of period	141,500	$20.36	—	$—
Issued	51,000	24.90	149,500	20.39
Forfeited	(3,333)	19.10	(8,000)	21.10
Outstanding at end of period	189,167	21.46	141,500	20.36

SARs Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of December 29, 2018	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable as of December 29, 2018	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$19.10-24.90	189,167	3.5	$21.46	19,670	3.3	19.10

The following tables set forth the outstanding stock grants for the period specified:

	Year Ended December 29, 2018		Year Ended December 30, 2017
	Shares	Weighted - Average Exercise Price	Shares	Weighted - Average Exercise Price
Outstanding at beginning of period	25,000	$—	—	$—
Issued	—	—	25,000	—
Forfeited	—	—	—	—
Outstanding at end of period	25,000	—	25,000	—

Stock Grants Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of December 30, 2017	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable as of December 29, 2018	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$0.00	25,000	3.3	—	—	—	—

As of December 29, 2018, outstanding SARs and options had an intrinsic value of $1,104,410.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

9. Income Taxes

Deferred income taxes are provided on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and those for income tax reporting purposes.  Deferred income tax (assets) liabilities relate to:

	2018	2017
Property, plant and equipment	$2,582,792	$3,853,837
Intangible assets	4,710,052	2,620,791
Other	218,710	64,905
Foreign Withholding Tax	540,761	861,964
Total deferred income tax liabilities	8,052,315	7,401,497

Other postretirement benefits	(156,710)	(235,510)
Inventories	(1,133,427)	(792,724)
Allowance for doubtful accounts	(146,576)	(97,570)
Accrued compensation	(200,232)	(83,829)
Pensions	(6,127,538)	(6,029,034)
Foreign Tax Credit	(167,826)	(449,578)
Total deferred income tax assets	(7,932,309)	(7,688,245)
Net deferred income tax (assets) liabilities	$120,006	$(286,748)

Income before income taxes consists of:

	2018	2017
Domestic	$12,431,889	$7,513,348
Foreign	5,158,440	3,941,594
	$17,590,329	$11,454,942

The provision for income taxes follows:

	2018	2017
Current:
Federal	$484,451	$3,713,975
Foreign	753,521	1,084,353
State	347,199	319,439
Deferred:
Federal	815,858	(47,241)
Foreign	153,726	1,301,972
State	529,637	(37,189)
	$3,084,392	$6,409,687

The Eastern Company

Notes to Consolidated Financial Statements (continued)

9. Income Taxes (continued)

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows:

	2018		2017
	Amount	Percent	Amount	Percent
Income taxes using U.S. federal statutory rate	$3,693,968	21%	$3,894,680	34%
State income taxes, net of federal benefit	692,698	4	264,205	2
Impact on Foreign Repatriation Tax Reform	(83,479)	(1)	2,034,065	18
Impact of foreign subsidiaries on effective tax rate	(401,992)	(2)	(364,569)	(3)
Impact of New Tax Law	(507,847)	(2)	531,307	5
Impact of Research & Development tax credit	(216,675)	(1)	(60,630)	(1)
Impact of manufacturers deduction on effective tax rate	0	0	(123,554)	(1)
Other—net	(92,281)	(1)	234,183	2
	3,084,392	18%	6,409,687	56%

Total income taxes paid were $3,741,021 in 2018 and $4,104,701 in 2017.

Pursuant to the SAB118, the company is allowed a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts and as such has adjusted for the finalization of the tax impacts in the fourth quarter of 2018.  The change primarily related to deferred taxes.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the "Act"). The Act, which is commonly referred to as "U.S. tax reform," significantly changes U.S. corporate income tax laws by, among other provisions, reducing the maximum U.S. corporate income tax rate from 35% to 21% starting in 2018, and creating a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries. During the year ending December 30, 2017 and December 29, 2018, the Company recognized deferred income tax expense of $531,307 and deferred income tax benefit of $507,847, respectively,  as a result of the re-measurement of deferred tax assets and liabilities to the new lower statutory rate of 21%.

Due to the passage of the Tax Cut and Jobs Act, United States income taxes have been provided on the undistributed earnings of foreign subsidiaries ($19,336,428, at December 30, 2017) as well as the associated withholding taxes from the foreign countries.  The amount of taxes associated with the current tax law change on the foreign earnings is $1,557,897.  Foreign divisions that were previously treated as corporations for U.S. income tax purposes will generally no longer be taxed on their foreign source income by the U.S. federal government.  The resulting taxes from the Tax Cut and Jobs Act of $1,557,897; $816,198 are associated with the withholding taxes assessed by the foreign countries, net of the applicable U.S. tax credits; and

$741,699 in taxes are associated with the deemed repatriation of earnings held in foreign corporations.  The Company has made an election to pay the $741,699 taxes in installments over 8 years with the payments due in the years 2018 to 2022 in the amount of $59,336; in the year 2023 a payment of $111,255; in the year 2024 a payment of $148,340; and the final payment in the year 2025 of $185,424.

Under accounting standards (ASC 740) a deferred tax liability is not recorded for the excess the financial reporting (book) basis over the tax basis of an investment in a foreign subsidiary if the indefinite reinvestment criteria is met. Effective for foreign earnings after December 30, 2017, if such earnings are distributed in the form of cash dividends, the Company would not be subject to additional U.S. income taxes but could be subject to foreign income and withholding taxes. A provision has not been made for additional U.S. federal and foreign taxes at December 29, 2018 on approximately $4,404,920 of undistributed earnings of foreign subsidiaries because the Company intends to reinvest these funds indefinitely. It is not practicable to estimate the unrecognized deferred tax liability for withholding taxes on these undistributed earnings.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

9. Income Taxes (continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

	2018	2017

Balance at beginning of year	$299,734	$251,839
Increases for positions taken during the current period	74,219	53,013
Decreases resulting from the expiration of the statute of limitations	(74,231)	(5,118)
Balance at end of year	$299,722	$299,734

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2014 and non-U.S. income tax examinations by tax authorities prior to 2012.

Included in the balance at December 29, 2018, are $236,781 of unrecognized tax benefits that would affect the annual effective tax rate.  In 2018, the Company recognized accrued interest related to unrecognized tax benefits in income tax expense.  The Company had approximately $51,017 of accrued interest at December 29, 2018.

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

10. Leases

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

Future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year during each of the next five years follow:
2019	$2,489,016
2020	1,928,877
2021	1,120,898
2022	304,704
2023	550
$5,844,045

Rent expense for all operating leases was $2,552,887 in 2018 and $2,166,755 in 2017.  The Company expects future rent expense, including non-cancelable operating leases, leases that are expected to be renewed and buildings leased on a month-to-month basis, for each of the next five years to be in the range of $2,200,000 to $2,500,000.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

11. Retirement Benefit Plans

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

Effective for October 31, 2018, as a result of the collective bargaining agreement between the Frazer and Jones Company, Division of the Eastern Company and the International Union of Electronic, Electrical, Salaried (Machine and Furniture Workers) CWA-AFL-CIO pension accruals for the covered employees have been frozen.   Under ASC 715, the Company is required to remeasure plan assets and obligations during an interim period whenever a significant event occurs that results in a material change in the net periodic pension cost.  The determination of significance is based on judgment and consideration of events and circumstances affecting the pension costs.  After consulting with our actuary, although the freezing of benefits under the Frazer and Jones Plan would normally be considered a significant event pursuant to such standard, there was no remaining unrecognized Prior Service Cost as of the date of the freeze, thus, Eastern Company did not increase the expense. In addition, the freezing of benefit accruals did not impact the pension benefit obligation. Thus there was no additional recognition required and a remeasurement was not necessary.

Effective for January 1, 2018, as a result of the collective bargaining agreement between the Illinois Lock Company and the Service Employees International Union Local, 1 C.L.C.  pension accruals for the covered employees have been frozen.   Under ASC 715, the Company is required to remeasure plan assets and obligations during an interim period whenever a significant event occurs that results in a material change in the net periodic pension cost.  The determination of significance is based on judgment and consideration of events and circumstances affecting the pension costs.  After consulting with our actuary, the freezing of benefits under the Illinois Lock Plan was considered a significant event pursuant to such standard. As a result, the Company expensed the previously unrecognized Prior Service Cost. The Eastern Company increased the expense by $14,928. The freezing of benefit accruals did not impact the pension benefit obligation. The additional recognition occurred as of the beginning of the fiscal year; thus, a remeasurement was not necessary.

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

The Eastern Company

Notes to Consolidated Financial Statements (continued)

11. Retirement Benefit Plans (continued)

Components of the net periodic benefit cost of the Company's pension benefit plans for the fiscal year indicated were as follows:

	2018	2017
Service cost	$1,319,841	$1,276,608
Interest cost	3,107,164	3,170,194
Expected return on plan assets	(5,219,515)	(4,783,531)
Amortization of prior service cost	114,822	178,874
Amortization of the net loss	1,110,111	1,231,486
Net periodic benefit cost	$432,423	$1,073,631

Assumptions used to determine net periodic benefit cost for the Company's pension benefit plans for the fiscal year indicated were as follows:
	2018	2017
Discount rate
- Pension plans	3.54% - 3.57%	4.04% - 4.08%
- Supplemental pension plans	3.10%	3.03%
Expected return on plan assets	7.5%	7.5%
Rate of compensation increase	0%	0%

Components of the net periodic benefit cost of the Company's other postretirement benefit plan were as follows:

	2018	2017
Service cost	$37,024	$27,389
Interest cost	77,161	80,827
Expected return on plan assets	(55,650)	(51,494)
Amortization of prior service cost	(5,072)	(21,444)
Amortization of the net loss	(65,591)	(77,601)
Net periodic benefit cost	$(12,128)	$(42,323)

Assumptions used to determine net periodic benefit cost for the Company's other postretirement plan for the fiscal year indicated were as follows:
	2018	2017
Discount rate	3.60%	4.12%
Expected return on plan assets	4.0%	4.0%

The Eastern Company

Notes to Consolidated Financial Statements (continued)

11. Retirement Benefit Plans (continued)

As of December 29, 2018 and December 30, 2017, the status of the Company's pension benefit plans and other postretirement benefit plan was as follows:

	Pension Benefit		Other Postretirement Benefit
	2018	2017	2018	2017
Benefit obligation at beginning of year	$98,522,201	$92,258,937	$2,423,410	$2,339,050
Change due to availability of final actual assets and census data	—	—	—	—
Change in discount rate	(8,319,874)	6,200,491	(217,539)	181,691
Service cost	1,319,841	1,276,608	37,024	27,389
Interest cost	3,107,164	3,170,194	77,161	80,827
Actuarial (gain)/loss	531,799	(1,495,135)	(89,664)	(65,601)
Benefits paid	(3,627,931)	(3,385,793)	(133,631)	(139,946)
Plan Amendment	—	496,899	—	—
Benefit obligation at end of year	$91,533,200	$98,522,201	$2,096,761	$2,423,410

	2018	2017	2018	2017
Fair value of plan assets at beginning of year	$72,098,772	$65,627,499	$1,391,239	$1,287,350
Actual return on plan assets	(4,827,641)	9,315,225	56,887	103,889
Employer contributions	2,527,675	541,841	133,631	139,946
Benefits paid	(3,627,931)	(3,385,793)	(133,631)	(139,946)
Fair value of plan assets at end of year	$66,170,875	$72,098,772	$1,448,126	$1,391,239

	Pension Benefit		Other Postretirement Benefit
Funded Status	2018	2017	2018	2017
Net amount recognized in the balance sheet	$(25,362,325)	$(26,423,429)	$(648,635)	$(1,032,171)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefit		Other Postretirement Benefit
	2018	2017	2018	2017
Net (loss)/gain	$(33,714,584)	$(32,565,614)	$1,332,634	$1,089,785
Prior service (cost) credit	(364,392)	(494,142)	13,325	18,397
	$(34,078,976)	$(33,059,756)	$1,345,959	$1,108,182

The Eastern Company

Notes to Consolidated Financial Statements (continued)

11. Retirement Benefit Plans (continued)

Change in the components of accumulated other comprehensive income consist of:

	Pension Benefit		Other Postretirement Benefit
	2018	2017	2018	2017
Balance at beginning of period	$(33,059,756)	$(33,799,555)	$1,108,182	$1,270,922
Change due to availability of final actual assets and census data	—	---	—	—
Charged to net periodic benefit cost
Prior service cost	114,822	178,874	(5,072)	(21,444)
Net loss (gain)	1,110,111	1,231,486	(65,591)	(77,601)
Liability (gains)/losses
Discount rate	8,319,874	(6,200,491)	217,539	(181,691)
Asset (gains)/losses deferred	(9,531,647)	5,978,071	1,237	52,395
Additional recognition due to plan amendment	14,928	(496,899)	—	—
Other	(1,047,308)	48,758	89,664	65,601
Balance at end of period	$(34,078,976)	$(33,059,756)	$1,345,959	$1,108,182

In 2018, the net periodic pension benefit cost included $1,145,203 of net loss and $99,380 of prior service cost and the net periodic other postretirement benefit cost included $82,027 of net gain and $5,072 of prior service credit.

Assumptions used to determine the projected benefit obligations for the Company's pension benefit plans and other postretirement benefit plan for the fiscal year indicated were as follows:

		2018	2017
Discount rate
-	Pension plans	4.20% - 4.22%	3.54% - 3.57%
-	Supplemental pension plans	3.81%	3.10%
-	Other postretirement plan	4.26%	3.60%

At December 29, 2018 and December 30, 2017, the accumulated benefit obligation for all qualified and nonqualified defined benefit pension plans was $91,533,200 and $98,522,201, respectively.

Information for the under-funded pension plans with a projected benefit obligation and an accumulated benefit obligation in excess of plan assets:

	2018	2017
Number of plans	5	6
Projected benefit obligation	$91,533,200	$98,522,201
Accumulated benefit obligation	91,533,200	98,522,201
Fair value of plan assets	66,170,875	72,098,722
Net amount recognized in accrued benefit liability	(25,362,325)	(26,423,429)

Estimated future benefit payments to participants of the Company's pension plans are $4.1 million in 2019, $4.3 million in 2020, $4.5 million in 2021, $4.7 million in 2022, $4.9 million in 2023 and a total of $27.4 million from 2024 through 2028.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

11. Retirement Benefit Plans (continued)

Estimated future benefit payments to participants of the Company's other postretirement plan are $100,000 in 2019, $100,000 in 2020, $101,000 in 2021, $102,000 in 2022, $103,000 in 2023 and a total of $536,000 from 2024 through 2028.

The Company expects to make cash contributions to its qualified pension plans of approximately $600,000 and to its other postretirement plan of approximately $105,000 in 2019.

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

We consider a variety of factors in determining and selecting our assumptions for the discount rate at the end of the year.  In 2018, as in 2017, we developed each plan's discount rate with the assistance of our actuaries by matching expected future benefit payments in each year to the corresponding spot rates from the FTSE Pension Liability Yield Curve, comprised of high quality (rated AA or better) corporate bonds.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

11. Retirement Benefit Plans (continued)

The fair values of the company's pension plans assets at December 29, 2018 and December 30, 2017, utilizing the fair value hierarchy discussed in Note 2, follow:

	December 29, 2018
	Level 1	Level 2	Level 3	Total
Cash and Equivalents:
Common/collective trust funds	$—	$306,882	$—	$306,882
Equities:
The Eastern Company Common Stock	5,247,495		—	5,247,495
Common/collective trust funds
Russell Multi Asset Core Plus Fund (a)	—	30,611,519	—	30,611,519
Fixed Income:
Common/collective trust funds
Target Duration LDI Fixed Income Funds (b)
• Russell 8 Year LDI Fixed Income Fund	—	5,735,993	—	5,735,993
• Russell 14 Year LDI Fixed Income Fund	—	17,044,596	—	17,044,596
STRIPS Fixed Income Funds (c)
• Russell 15 Year STRIPS Fixed Income Fund	—	1,811,436	—	1,811,436
• Russell 10 Year STRIPS Fixed Income Fund	—	3,408,879	—	3,408,879
• Russell 28 to 29 Year STRIPS Fixed Income Fund	—	2,004,075	—	2,004,075
Total	$5,247,495	$60,923,380	$—	$66,170,875

The Eastern Company

Notes to Consolidated Financial Statements (continued)

11. Retirement Benefit Plans (continued)

	December 30, 2017
	Level 1	Level 2	Level 3	Total
Cash and Equivalents:
Common/collective trust funds	$—	$278,016	$—	$278,016
Equities:
The Eastern Company Common Stock	5,675,021		—	5,675,021
Common/collective trust funds
Russell Multi Asset Core Plus Fund (a)	—	31,642,838	—	31,642,838
Fixed Income:
Common/collective trust funds
Target Duration LDI Fixed Income Funds (b)
• Russell 8 Year LDI Fixed Income Fund	—	6,033,648	—	6,033,648
• Russell 14 Year LDI Fixed Income Fund	—	18,083,206	—	18,083,206
STRIPS Fixed Income Funds (c)
• Russell 15 Year STRIPS Fixed Income Fund	—	1,905,068	—	1,905,068
• Russell 10 Year STRIPS Fixed Income Fund	—	3,570,427	—	3,570,427
• Russell 28 to 29 Year STRIPS Fixed Income Fund	—	2,144,581	—	2,144,581
Insurance contracts	—	2,765,967	—	2,765,967
Total	$5,675,021	$66,423,751	$—	$72,098,772

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

11. Retirement Benefit Plans (continued)

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

The plans' assets include 217,018 shares of the common stock of the Company having a market value of $5,247,495 and $5,675,021 at December 29, 2018 and December 30, 2017, respectively. No shares were purchased in 2018 or 2017 nor were and shares sold in either period.  Dividends received during 2018 and 2017 on the common stock of the Company were $95,488 and $95,488 respectively.

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

11. Retirement Benefit Plans (continued)

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

The Company made contributions to the plan as follows:

	2018	2017
Regular matching contributions	$551,046	$465,671
Transitional credit contributions	349,062	385,578
Non-discretionary contributions	578,373	355,747
Total contributions made for the period	$1,478,481	$1,206,996

At December 29, 2018, the Company had accrued $565,748 for the non-discretionary safe harbor contribution this amount was expensed in 2018 and was contributed to the plan in January 2019. At December 30, 2017, the Company had accrued $502,618 for the non-discretionary safe harbor contribution. This amount was contributed to the Plan in January 2018 and was expensed in 2017.

12. Earnings per Share

The denominators used in the earnings per share computations follow:

	2018	2017
Basic:
Weighted average shares outstanding	6,258,277	6,259,139

Diluted:
Weighted average shares outstanding	6,258,277	6,259,139
Dilutive stock options	15,697	35,634
Denominator for diluted earnings per share	6,273,974	6,294,773

There were no anti-dilutive stock equivalents in 2018 or 2017.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

13. Reportable Segments

	2018	2017
Sales:
Sales to unaffiliated customers:
Industrial Hardware	$140,293,409	$115,273,233
Security Products	64,897,871	60,976,998
Metal Products	29,084,183	27,989,382
	$234,275,463	$204,239,613

Inter-segment Sales:
Industrial Hardware	$366,381	$524,536
Security Products	3,365,695	2,935,797
Metal Products	13,421	21,431
	$3,745,497	$3,481,764

Income Before Income Taxes:
Industrial Hardware	$9,588,185	$5,042,687
Security Products	7,122,640	6,020,847
Metal Products	1,148,516	1,019,224
Operating Profit	17,859,341	12,082,758
Interest expense	(1,202,272)	(976,512)
Other income	933,260	348,696
	$17,590,329	$11,454,942

Geographic Information:
Net Sales:
United States	$207,789,058	$178,124,818
Foreign	26,486,405	26,114,795
	$234,275,463	$204,239,613

Foreign sales are primarily to customers in North America.

Identifiable Assets:
United States	$166,665,767	$153,712,643
Foreign	14,581,800	22,745,754
	$181,247,567	$176,458,397

Industrial Hardware	$47,600,805	$44,828,458
Security Products	54,593,837	53,724,837
Metal Products	19,909,256	18,126,395
	122,103,898	116,679,690
General corporate	59,143,669	59,778,707
	$181,247,567	$176,458,397

The Eastern Company

Notes to Consolidated Financial Statements (continued)

13. Reportable Segments (continued)

	2018	2017
Depreciation and Amortization:
Industrial Hardware	$2,978,324	$2,526,460
Security Products	1,135,811	964,873
Metal Products	1,215,073	1,227,852
	$5,329,208	$4,719,185

Capital Expenditures:
Industrial Hardware	$3,029,406	$1,151,868
Security Products	1,482,267	705,178
Metal Products	901,400	899,663
	5,413,073	2,756,709
Currency translation adjustment	(9,014)	6,240
General corporate	6,486	—
	$5,410,545	$2,762,949

14. Recent Accounting Pronouncements

Adopted

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

In March 2017, the FASB issued ASU No. 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  ASU 2017-07 provides guidance to update and primarily improve the presentation of net periodic pension cost and net periodic postretirement benefit cost reporting. The amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendment was applied retrospectively with earlier application permitted as of the beginning of an interim or annual reporting period after December 15, 2017.  The adoption of this amendment did not have a material impact on the consolidated financial statements of the Company.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

14. Recent Accounting Pronouncements (continued)

Upcoming

In February 2016, the FASB issued ASU No. 2016-02, Leases ("Topic 842"). ASU 2016-02 requires leases to present right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. The guidance is to be applied at the beginning of the earliest comparative period in the financial statements and is effective for years beginning after December 15, 2018. Early adoption is permitted.  In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842 - Leases. ASU 2018-10 clarifies and increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions.  The guidance is to be applied upon adoption of Topic 842 and is effective for years beginning after December 15, 2018.  Also in July 2018, the FASB issued ASU No. 2018-11, Leases. ASU 2018-11 provides clarification and an additional (and optional) transition method to adopt the new leases standard.  The guidance is to be applied upon adoption of Topic 842 and is effective for years beginning after December 15, 2018.  The adoption of this amendment will not have a material impact on the consolidated financial statements of the Company.

In calculating the effect of Topic 842 – Leases, the Company has elected the transition method thereby not restating comparable periods and recognizing the cumulative effect of this guidance to retained earnings in the first quarter of 2019.  The Company has elected to account for non-lease components as part of the lease component to which they relate.  Lease accounting involves significant judgements, including when making estimates related to the lease term, lease payments, and discount rate.  In accordance with the guidance, the Company will recognize the right of use (ROU) asset and a lease liability for all leases with a term greater than 12 months. The adoption of this amendment will not have a material impact on the consolidated financial statements of the Company.

The Company has implemented all new accounting pronouncements that are in effect and that could impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued, but are not yet effective, that might have a material impact on the consolidated financial statements of the Company.

15. Concentration of risk

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk for the Company is its accounts receivable due from customers. The Company has established credit limits for customers and monitors their balances to mitigate the risk of loss. As of December 29, 2018 and December 30, 2017, there were no significant concentrations of credit risk. No single customer represented more than 10% of the Company's net accounts receivable as of December 29, 2018 or at December 30, 2017. The maximum exposure to credit risk is primarily represented by the carrying amount of the Company's accounts receivable.

Interest Rate Risk

The Company's exposure to the risk of changes in market interest rates relates primarily to the Company's debt, which bears interest at variable rates based on the LIBOR rate plus a margin spread of 1.75% to 2.50%. The Company has an interest rate swap with a notional amount of $14,337,500 on December 29, 2018 to convert a portion of its 2017 Term Loan from variable to fixed rates. The valuation of this swap is determined using the three month LIBOR rate index and mitigates the Company's exposure to interest rate risk.  Additionally, interest rates on the Company's debt are susceptible to changes to the method that LIBOR rates are determined and to the potential phasing out of LIBOR after 2021. More information regarding the potential phasing out of LIBOR is discussed in greater detail under Note 7 to Consolidated Financial Statements.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

15. CONCENTRATION OF RISK (continued)

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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
The Eastern Company
Naugatuck, Connecticut
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Eastern Company (the Company) as of December 29, 2018 and December 30, 2017, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the two-year period ended December 29, 2018, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2018 and December 30, 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 29, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2019 expressed an unqualified opinion.
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

/s/Fiondella, Milone & LaSaracina LLP
Fiondella, Milone & LaSaracina LLP

We have served as the Company's auditor since 2009.

Glastonbury, Connecticut
March 14, 2019

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended December 29, 2018, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 240.13a-15.  As defined in Exchange Act Rules 240.13a-15(e) and 240.15d-15(e), "the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure."  Based upon that evaluation, the CEO and CFO concluded that the Company's current disclosure controls and procedures were effective as of the December 29, 2018 evaluation date.

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

Management's Annual Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 240.13a-15(f) and 240.15d-15(f),  Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under this framework, our management concluded that our control over financial reporting was effective as of December 29, 2018.  The Company's registered public accounting firm, Fiondella, Milone & LaSaracina LLC, has issued an attestation report on the Company's internal control over financial reporting.  The attestation report is set forth below in this Item 9A.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2018, there were no significant changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
 The Eastern Company
Naugatuck, Connecticut
Opinion on Internal Control over Financial Reporting
We have audited The Eastern Company's (the Company's) internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows of the Company, and our report dated March 14, 2019, expressed an unqualified opinion.
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
March 14, 2019

ITEM 9B               OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company's definitive proxy statement ("Proxy Statement") for the 2019 Annual Meeting of Shareholders, which is incorporated herein by reference, will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 29, 2018.

The information concerning directors is incorporated herein by reference to the Company's Proxy Statement under the captions "Item No. 1 – Election of Directors" and "Director Compensation in Fiscal Year 2018".

The information concerning the Company's executive officers is incorporated herein by reference to the Company's Proxy Statement under the captions "Executive Compensation", "Stock Options", "Outstanding Equity Awards at Fiscal 2018 Year-End", and "Termination of Employment and Change in Control Arrangements".

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

Information concerning director and executive compensation is incorporated herein by reference to portions of the Company's Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 29, 2018 under the captions "Director Compensation in Fiscal Year 2018", "Executive Compensation", "Stock Options", "Outstanding Equity Awards at Fiscal 2018 Year-End", and "Termination of Employment and Change in Control Arrangements".  The Compensation Committee of the Board of Directors operates under the Compensation Committee Charter, which can be found on the Company's website at http://www.easterncompany.com by clicking on Corporate Governance.

ITEM 12                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners and management:

(a)
Information concerning security ownership of certain beneficial owners is incorporated herein by reference to the Company's Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 29, 2018 under the caption "Security Ownership of Certain Beneficial Shareholders".

(b)
Information concerning security ownership of management is incorporated herein by reference to the Company's Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 29, 2018 under the captions "Item No. 1 – Election of Directors", "Security Ownership of Certain Beneficial Shareholders", "Executive Compensation", "Stock Options", "Options Exercised in Fiscal 2018", and "Outstanding Equity Awards at Fiscal 2018 Year-End". See also the equity compensation plan information in Item 5 of this Form 10-K.

(c)	Changes in Control

None.

ITEM 13	DIRECTOR INDEPENDENCE

Information regarding director independence is incorporated herein by reference to the Company's Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 29, 2018 under the captions "Item No.1 – Election of Directors" and "The Board of Directors and Committees".

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accountant fees and services is incorporated herein by reference to the Company's Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 29, 2018 under the caption "Item No. 3 – Ratification of Appointment of Independent Registered Public Accounting Firm".

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a) Documents filed as part of this Form 10-K:

(1)	Financial statements
Consolidated Balance Sheets — December 29, 2018 and December 30, 2017……………	24.

Consolidated Statements of Income — Fiscal years ended December 29, 2018,
December 30, 2017………………………………………………..……………………….	26.

Consolidated Statements of Comprehensive Income — Fiscal years ended
December 29, 2018, December 30, 2017………………………………………………….	26.

Consolidated Statements of Shareholders' Equity — Fiscal years ended
December 29, 2018, December 30, 2017………………………….………………………	27.

Consolidated Statements of Cash Flows — Fiscal years ended December 29, 2018,
December 30, 2017……………..…………………………………………………………	28.

Notes to Consolidated Financial Statements…………………………………………………	29.

Report of Independent Registered Public Accounting Firm………………………………….	58.

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

2.2
Asset Purchase Agreement, dated June 2, 2018, by and among the Company and Load N Lock Systems, Inc. (incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K (SEC File No. 001-35383) filed on June 4, 2018).

3.1	Restated Certificate of Incorporation, dated August 4, 1991 (filed herewith).

3.2
Certificate of Amendment to the Company's Restated Certificate of Incorporation, dated April 29, 2016  (incorporated herein by reference to Exhibit 3(i) to the Company's Current Report on Form 8-K (SEC File No. 001-35383) filed on April 29, 2016).

3.3	By-Laws of The Eastern Company, as Amended through March 19, 2015.

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

21	Subsidiaries of the Company (filed herewith).

23	Consent of Fiondella, Milone & LaSaracina LLP (filed herewith).

31	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit No.	Description

99	Letter to our shareholders from the Annual Report 2018 (filed herewith).

101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 29, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of December 29, 2018 and December 30, 2017; (ii) the Consolidated Statements of Income for the fiscal years ended December 29, 2018 and December 30, 2017; (iii) the Consolidated Statements of Comprehensive Income for the fiscal years ended December 29, 2018 and December 30, 2017; (iv) the Consolidated Statements of Shareholders' Equity for the fiscal years ended December 29, 2018 and December 30, 2017; (v) the Consolidated Statements of Cash Flows for the fiscal years ended December 29, 2018 and December 30, 2017; and (vi) the Notes to the Consolidated Financial Statements (filed herewith).

* Management contract, compensatory plan or arrangement.

** Exhibits to this Form 10-K listed but not included herein will be provided upon written request sent to the Company's executive offices.

ITEM 16	FORM 10-K SUMMARY

None.

The Eastern Company and Subsidiaries

Schedule II – Valuation and Qualifying accounts

COL. A	COL. B	COL. C		COL. D	COL. E
		ADDITIONS
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts-Describe	Deductions – Describe	Balance at End of Period
Fiscal year ended December 29, 2018: Deducted from asset accounts: Allowance for doubtful accounts	$470,000	$ 220,000	$ 0	$ 10,000 (a)	$680,000

Fiscal year ended December 30, 2017: Deducted from asset accounts: Allowance for doubtful accounts	$430,000	$ 87,000	$ 64,000	$ 111,000 (a)	$470,000

 (a) Uncollectible accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 14, 2019	THE EASTERN COMPANY

By /s/ John L. Sullivan III John L. Sullivan III Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ August M. Vlak	March 14, 2019
August M. Vlak President, Chief Executive Officer and Director

/s/ John L. Sullivan III	March 14, 2019
John L. Sullivan III Vice President and Chief Financial Officer

/s/ James A. Mitarotonda	March 14, 2019
James A. Mitarotonda Chairman of the Board

/s/ Fredrick D. DiSanto	March 14, 2019
Fredrick D. DiSanto Director

/s/ John W. Everets	March 14, 2019
John W. Everets Director

/s/ Charles W. Henry	March 14, 2019
Charles W. Henry Director

/s/ Michael A. McManus	March 14, 2019
Michael A. McManus Director