Form 10-Q
period 2019-03-30
EASTERN CO
filed 2019-05-06
CIK 31107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 30, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________________ to _______________

Commission File Number 001-35383

THE EASTERN COMPANY
(Exact name of registrant as specified in its charter)

Connecticut	06-0330020
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

112 Bridge Street, Naugatuck, Connecticut	06770
(Address of principal executive offices)	(Zip Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

Title of Each Class	Name of Exchange on Which Registered/Ticker Symbol
Common Stock No Par Value	NASDAQ Global Market/(EML)

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [X]
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

As of March 30, 2019, approximately 6,233,000 shares of the registrant's common stock, no par value per share, were issued and outstanding.

The Eastern Company
Form 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2019

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 30, 2019	March 31, 2018
Net sales	$60,883,148	$59,444,997
Cost of products sold	(47,074,105)	(44,723,521)
Gross margin	13,809,043	14,721,476

Product development expense	(2,239,776)	(1,389,229)
Selling and administrative expenses	(8,398,265)	(9,160,360)
Restructuring costs	(836,694)	—
Operating profit	2,334,308	4,171,887

Interest expense	(292,540)	(296,330)
Other income	13,925	218,731
Income before income taxes	2,055,693	4,094,288

Income taxes	484,733	994,093
Net income	$1,570,960	$3,100,195

Earnings per share:
Basic	$.25	$.49

Diluted	$.25	$.49

Cash dividends per share:	$.11	$.11

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 30, 2019	March 31, 2018
Net income	$1,570,960	$3,100,195
Other comprehensive income (loss):
Change in foreign currency translation	412,624	608,928
Change in pension and postretirement benefit costs, net of tax expense of: 2019 – $70,938 and 2018 - $65,842	222,681	222,725
Change in fair value of marketable securities, net of tax benefit of: 2019 - $3,471 and 2018 - $0	(10,639)	—
Change in fair value of interest rate swap and marketable securities, net of tax benefit of: 2019 – $24,619 and 2018 – ($65,557)	(77,961)	165,840
Total other comprehensive income (loss)	546,705	997,463
Comprehensive income	$2,117,665	$4,094,688

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	March 30, 2019	December 29, 2018
Current Assets
Cash and cash equivalents	$13,547,289	$13,925,765
Marketable securities	91,400	—
Accounts receivable, less allowances: $488,000 - 2019; $680,000 -2018	32,441,064	30,285,316
Inventories	51,621,166	52,773,209
Prepaid expenses and other assets	3,224,308	3,071,888
Refundable taxes	1,133,847	1,133,847
Total Current Assets	102,059,074	101,190,025

Property, Plant and Equipment	73,809,062	73,768,615
Accumulated depreciation	(44,929,090)	(43,915,238)
	28,879,972	29,853,377

Goodwill	34,776,299	34,840,376
Trademarks	3,686,063	3,686,063
Patents and other intangibles net of accumulated amortization	10,010,507	10,281,720
Right of Use Assets	10,623,392	—
Deferred income taxes	1,396,006	1,396,006
	60,492,267	50,204,165
TOTAL ASSETS	$191,431,313	$181,247,567

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

LIABILITIES AND SHAREHOLDERS' EQUITY	March 30, 2019	December 29, 2018
Current Liabilities
Accounts payable	$18,618,983	$18,497,626
Accrued compensation	2,446,665	4,159,808
Other accrued expenses	3,335,187	3,095,666
Contingent liability	2,070,000	2,070,000
Current portion of long-term debt	2,712,500	2,325,000
Total Current Liabilities	29,183,335	30,148,100

Deferred income taxes	1,516,012	1,516,012
Other long-term liabilities	353,856	353,856
Lease Liability	10,623,392	—
Long-term debt, less current portion	25,575,000	26,350,000
Accrued postretirement benefits	633,903	648,635
Accrued pension cost	25,141,258	25,362,325

Shareholders' Equity
Preferred Stock, no par value:
Authorized and unissued: 2,000,000 shares
Common Stock, no par value, Authorized: 50,000,000 shares	30,099,883	29,994,890
Issued: 8,968,106 shares in 2019 and 8,965,987 shares in 2018
Treasury Stock: 2,734,729 shares in 2019 and 2,734,729 shares in 2018	(20,169,098)	(20,169,098)
Retained earnings	110,555,582	109,671,362
Accumulated other comprehensive income (loss):
Foreign currency translation	(1,693,705)	(2,106,329)
Unrealized loss on marketable securities, net of tax	(10,639)	—
Unrealized gain on interest rate swap, net of tax	88,483	166,444
Unrecognized net pension and postretirement benefit costs, net of tax	(20,465,949)	(20,688,630)
Accumulated other comprehensive loss	(22,081,810)	(22,628,515)
Total Shareholders' Equity	98,404,558	96,868,639
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$191,431,313	$181,247,567

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 30, 2019	March 31, 2018
Operating Activities
Net income	$1,570,960	$3,100,195
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,438,799	1,150,204
Unrecognized pension and postretirement benefits	207,816	191,344
(Gain)/loss on sale of equipment and other assets	671,137	21,024
Provision for doubtful accounts	25,711	9,136
Stock compensation expense	104,992	107,099
Changes in operating assets and liabilities:
Accounts receivable	(2,123,227)	(3,514,532)
Inventories	1,313,875	(1,540,703)
Prepaid expenses and other	(81,231)	(144,757)
Other assets	101,919	(90,073)
Accounts payable	(27,186)	2,256,432
Accrued compensation	(1,724,968)	(2,012,189)
Other accrued expenses	11,718	562,695
Net cash provided by operating activities	1,490,316	95,875

Investing Activities
Marketable securities	(91,400)	—
Capitalized software	(104,484)	(733,842)
Purchases of property, plant and equipment	(743,622)	(605,655)
Net cash used in investing activities	(939,506)	(1,339,479)

Financing Activities
Principal payments on long-term debt	(387,500)	(4,387,500)
Dividends paid	(686,740)	(689,133)
Net cash used in financing activities	(1,074,240)	(5,076,633)

Effect of exchange rate changes on cash	144,954	406,594
Net change in cash and cash equivalents	(378,476)	(5,913,661)

Cash and cash equivalents at beginning of period	13,925,765	22,275,477
Cash and cash equivalents at end of period	$13,547,289	$16,361,816

Non-cash investing and financing activities
Right of use asset	10,623,392	-
Lease liability	(10,623,392)	-

See accompanying notes.

THE EASTERN COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 30, 2019

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X 10-01 and do not include all of the information and footnotes required by generally accepted accounting principles in the United States ("GAAP") for complete financial statements. Refer to the Company's consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 29, 2018 (filed with the Securities and Exchange Commission on March 14, 2019 the "2018 Form 10-K") for additional information.

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

The condensed consolidated balance sheet as of December 29, 2018 has been derived from the audited consolidated balance sheet at that date.

Commencing with the financial statements contained in this Quarterly Report on Form 10-Q for the period ended March 30, 2019, in accordance with ASC 842 – Leases, right of use assets and lease liabilities have been separately identified on the balance sheet for the current period.

Note B – Earning Per Share

The denominators used to calculate earnings per share are as follow:

	Three Months Ended
	March 30, 2019	March 31, 2018
Basic:
Weighted average shares outstanding	6,231,713	6,263,553

Diluted:
Weighted average shares outstanding	6,231,713	6,263,553
Dilutive stock options	33,116	28,173
Denominator for diluted earnings per share	6,264,829	6,291,726

Note C – Inventories

Inventories consist of the following components:

	March 30, 2019	December 29, 2018

Raw material and component parts	$17,451,692	$17,841,166
Work in process	8,764,600	8,960,202
Finished goods	25,404,874	25,971,841
Total inventories	$51,621,166	$52,773,209

Note D – Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases ("Topic 842"). ASU 2016-02 requires lessees to present right-of-use (ROU) assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months.  In calculating the effect of Topic 842 – Leases, the Company elected the transition method thereby not restating comparable periods.  The Company elected to account for non-lease components as part of the lease component to which they relate.  Lease accounting involves significant judgements, including making estimates related to the lease term, lease payments, and discount rate.  In accordance with the guidance, the Company recognized right of use (ROU) assets and lease liabilities for all leases with a term greater than 12 months.

The Company has operating leases for buildings, warehouse and office equipment.  Currently, the Company has 26 operating leases with a ROU and lease liability of $10,623,392 as of March 30, 2019.  The basis, terms and conditions of the leases are determined by the individual agreements.  The Company's option to extend certain leases ranges from 12 – 120 months.  All options to extend have been included in the calculation of the ROU asset and lease liability.  The leases do not contain residual value guarantees, restrictions, or covenants that could incur additional financial obligations to the Company.  There are no subleases, sale-leaseback, or related party transactions.  There are no leases that have not yet commenced that could create significant rights and obligations for the Company.

Note E - Debt

On April 3, 2017, the Company signed an amended and restated loan agreement (the "Restated Loan Agreement") with People's United Bank that included a $31 million term portion and a $10 million revolving credit portion.  Proceeds of the loan were used to repay the remaining outstanding term loan of the Company (approximately $1,429,000) and to acquire 100% of the common stock of Velvac Holdings, Inc.  ("Velvac").  The term loan and revolving credit facility are secured by all of the Company's assets as well as mortgages on the properties owned by the Company.  The term portion of the loan requires quarterly principal payments of $387,500 for a two-year period beginning July 3, 2017.  The repayment amount then increases to $775,000 per quarter beginning July 1, 2019.  The term loan is a five-year loan with any remaining outstanding balance due on March 1, 2022.  The revolving credit portion has a quarterly commitment fee ranging from 0.2% to 0.375% based on operating results.  Under the terms of the Restated Loan Agreement, he revolving credit portion has a maturity date of April 1, 2022.  On April 3, 2017, the Company borrowed approximately $6.6 million on the revolving credit facility. The Company subsequently paid off $1.6 million on the revolving credit facility leaving a balance on the credit facility of $5 million as of December 30, 2017.  During 2018, the company paid $5 million on the revolving credit facility leaving no balance as of March 30, 2019.

The interest rates on the term and revolving credit portion of the Restated Loan Agreement vary.  The interest rates may vary based on the LIBOR rate plus a margin spread of 1.75% to 2.50%.  The margin spread is based on operating results calculated on a rolling-four-quarter basis.  The Company may also borrow funds at the lender's prime rate.  On March 30, 2019, the interest rate for one half ($14.1 million) of the term portion was 4.24%, using a 1 month LIBOR rate and 4.55% on the remaining balance ($14.1 million) of the term loan based on a 3 month LIBOR rate.

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

The Company's loan covenants under the Restated Loan Agreement require the Company to maintain a consolidated minimum debt service coverage ratio of at least 1.1 to 1 for periods through December 31, 2018 and 1.2 to 1 thereafter, which is to be tested quarterly on a twelve-month trailing basis.  In addition, the Company will be required to show a maximum total leverage ratio of 4.0x for periods through December 31, 2018, 3.5x for the periods from January 1, 2019 through December 31, 2019, 3.25x for the periods from January 1, 2020 through December 31, 2020 and 3.0x thereafter.  The Company was in compliance with all covenants as of March 30, 2019.  In addition, the Company has restrictions on, among other things, new capital leases, purchases or redemptions of its capital stock, mergers and divestitures, and new borrowing.  The Company was in compliance with all covenants in 2018 and thru March 30, 2019 (the date of this report).

Note F - Stock Options and awards

Stock Options

As of March 30, 2019, the Company had one stock option plan, The Eastern Company 2010 Executive Stock Incentive Plan (the "2010 Plan"), for officers, other key employees, and non-employee Directors.  Incentive stock options granted under the 2010 Plan must have exercise prices that are not less than 100% of the fair market value of the Company's common stock on the dates the stock options are granted.  Restricted stock awards may also be granted to participants under the 2010 Plan with restrictions determined by the Compensation Committee of the Company's Board of Directors.  Under the 2010 Plan, non-qualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Company's Board of Directors. During the first quarter of 2019 and 2018, no stock options or restricted stock were granted that were subject to the meeting of performance measurements.  For the first quarter of 2019, the Company used several assumptions which included an expected term of 3.5 years, volatility deviation of 28.88% and a risk free rate of 2.48%.  For the first quarter of 2018, the Company used several assumptions which included an expected term of 3.5 years, volatility deviation of 29.5% and a risk free rate of 2.33%.

The 2010 Plan also permits the issuance of Stock Appreciation Rights ("SARs").  The SARs are in the form of an option with a cashless exercise price equal to the difference between the fair value of the Company's common stock at the date of grant and the fair value as of the exercise date resulting in the issuance of the Company's common stock.  During 2019, the Company issued 36,000 SARs, and during 2018 51,000 SARs were issued.

Stock-based compensation expense in connection with SARs granted to employees in the first quarter of 2019 was $80,000, and for 2018 was $56,000.

As of March 30, 2019, there were 238,500 shares of Company common stock reserved and available for future grant under the above noted 2010 Plan.

  The following tables set forth the outstanding SARs for the period specified:

	Three Months Ended March 30, 2019		Year Ended December 29, 2018
	Units	Weighted - Average Exercise Price	Units	Weighted - Average Exercise Price
Outstanding at beginning of period	189,167	$21.46	141,500	$20.36
Issued	36,000	26.30	51,000	24.90
Exercised	(1,667)	19.10	--	--
Forfeited	--	--	(3,333)	19.10
Outstanding at end of period	223,500	22.15	189,167	21.46

SARs Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of March 30, 2019	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable as of March 30, 2019	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$19.10-26.30	223,500	3.6	$22.15	38,003	3.0	19.10

The following tables set forth the outstanding stock grants for the period specified:

	Three Months Ended March 30, 2019		Year Ended December 29, 2018
	Shares	Weighted - Average Exercise Price	Shares	Weighted - Average Exercise Price
Outstanding at beginning of period	25,000	$—	25,000	$—
Issued	—	—	—	—
Forfeited	—	—	—	—
Outstanding at end of period	25,000	—	25,000	—

Stock Grants Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of March 30, 2019	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable as of March 30, 2019	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$0.00	25,000	3.0	—	—	—	—

As of March 30, 2019, outstanding SARs and options had an intrinsic value of $1,864,760.

Note G – Shareholder's Equity Share Repurchase Program

On May 2, 2018, the Company announced that its Board of Directors had authorized a new program to repurchase up to 200,000 shares of the Company's common stock. The Company's share repurchase program does not obligate it to acquire the Company's common stock at any specific cost per share.  During the first quarter of 2019, the Company did not repurchase any shares of its common stock in connection with the share repurchase program.  Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Balance as of December 29, 2018	40,000	$26.58	40,000	160,000
December 30, 2018 – March 30, 2019	—	—	—	—
Balance as of March 30, 2019	40,000	$26.58	40,000	160,000

Note H – Revenue Recognition

The Company's revenues result from the sale of goods and services and reflect the consideration to which the Company expects to be entitled.  The Company records revenues based on a five-step model in accordance with FASB ASC Topic 606, "Revenue from Contracts with Customers."  The Company has defined purchase orders as contracts in accordance with ASC Topic 606. For its customer contracts, the Company identifies its performance obligations, which is delivering goods or services, determining the transaction price, allocating the contract transaction price to the performance obligations (when applicable), and recognizes the revenue when (or as) the performance obligation is transferred to the customer.  A good or service is transferred when the customer obtains control of that good or service.  The Company's revenues are recorded at a point in time from the sale of tangible products.  Revenues are recognized when products are shipped.

Customer volume rebates, product returns, discount and allowance are variable consideration and are recorded as a reduction of revenue in the same period that the related sales are recorded.  The Company has reviewed the overall sales transactions for variable consideration and has determined that these costs are not material.

Refer to Note L for revenues reported by segment.  The Company has not experienced any impairment losses, has no future performance obligations and does not capitalize costs to obtain or fulfill contracts.

Note I – Restructuring Costs

The Company has consolidated the Composites group by relocating the Composite Panels Technologies division based in Salisbury, North Carolina to the Canadian Commercial Vehicle division located in Kelowna, British Columbia.    Costs incurred in the first quarter of 2019 were $0.8 million which include the sale of inventory, fixed assets, moving costs, severance and lease termination costs, are nonrecurring operating expenses that have been incurred.  The final closure of the facility is expected to occur in the second quarter of 2019.

Note J - Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and in various states and foreign jurisdictions.  With limited exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2014 and is no longer subject to non-U.S. income tax examinations by foreign tax authorities for years prior to 2012.

The Tax Cuts and Jobs Act (the "2017 Tax Act") was enacted into law on December 22, 2017. The 2017 Tax Act significantly changed U.S. corporate income tax laws by, among other provisions, reducing the maximum U.S. corporate income tax rate from 35% to 21%, effective in 2018, and creating a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries. Pursuant to SAB118, the company is allowed a measurement period of up to one year after the enactment date of the 2017 Tax Act to finalize the recording of the related tax impacts. The Company finalized its accounting for the Tax Act during the fourth quarter of 2018, resulting in a deferred income tax benefit of $507,847 related to re-measurement of deferred tax assets and liabilities to the new lower statutory rate of 21%.

The total amount of unrecognized tax benefits could increase or decrease within the next 12 months for a number of reasons, including the closure of federal, state and foreign tax years by expiration of the statute of limitations and the recognition and measurement considerations under FASB ASC Topic 740, "Income Taxes."  There have been no significant changes to the amount of unrecognized tax benefits during the three months ended March 30, 2019.  The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will not increase or decrease significantly over the next twelve months.

Note K - Retirement Benefit Plans

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

Significant disclosures relating to these benefit plans for the first quarter of fiscal years 2019 and 2018 are as follows:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Service cost	$263,852	$329,960	$8,216	$9,256
Interest cost	879,080	776,792	20,346	19,290
Expected return on plan assets	(1,190,330)	(1,304,880)	(14,481)	(13,913)
Amortization of prior service cost	24,845	32,691	(1,268)	(1,268)
Amortization of the net loss	290,549	277,528	(20,507)	(16,398)
Net periodic benefit cost	$267,996	$112,091	$(7,694)	$(3,033)

The Company's funding policy with respect to its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations.  In fiscal year 2019, the Company expects to contribute $600,000 into its pension plans and $105,000 into its postretirement plan. As of March 30, 2019, the Company has not made contributions into its pension plans, has contributed $26,000 to its postretirement plan and will make the remaining contributions as required during the remainder of fiscal the year.

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

The Company made contributions to the plan as follows:

	For the Three Months Ended
	March 30, 2019	March 31, 2018
Regular matching contribution	$156,267	$166,015
Transitional credit contribution	103,524	124,108
Non-discretionary contribution	587,041	524,373
Total contributions made for the period	$846,832	$814,496

The non-discretionary contribution of $565,748 made in the three months ended March 30, 2019 was accrued for and expensed in the prior fiscal year.

Note L – Segment Information

Financial information by segment is as follows:

	Three Months Ended
	March 30, 2019	March 31, 2018
Revenues:
Sales to unaffiliated customers:
Industrial Hardware	$38,403,343	$36,557,043
Security Products	14,683,004	15,119,328
Metal Products	7,796,801	7,768,626
	$60,883,148	$59,444,997

Income before income taxes:
Industrial Hardware	$1,268,140	$2,766,444
Security Products	972,887	985,138
Metal Products	93,281	420,305
Operating Profit	2,334,308	4,171,887
Interest expense	(292,540)	(296,330)
Other income	13,925	218,731
	$2,055,693	$4,094,288

Note M - Recent Accounting Pronouncements

Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases ("Topic 842"). ASU 2016-02 requires lessees to present right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. The guidance is to be applied at the beginning of the earliest comparative period in the financial statements and is effective for years beginning after December 15, 2018. Early adoption was permitted.  In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842 - Leases. ASU 2018-10 clarifies and increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions.  The guidance is to be applied upon adoption of Topic 842 and is effective for years beginning after December 15, 2018.  Also in July 2018, the FASB issued ASU No. 2018-11, Leases. ASU 2018-11 provides clarification and an additional (and optional) transition method to adopt the new leases standard.  The guidance is to be applied upon adoption of Topic 842 and is effective for years beginning after December 15, 2018.  In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842): Codification Improvements.  ASU No. 2019-01 aligns the new leases guidance with existing guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers, and clarifies an exemption for lessors and lessees from a certain interim disclosure requirement associated with adopting the FASB's new lease accounting standard.  The guidance is to be applied upon adoption of Topic 842 and is effective for years beginning after December 15, 2019. See note D – Leases.

The Company has implemented all new accounting pronouncements that are in effect and that could impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued, but are not yet effective, that might have a material impact on the consolidated financial statements of the Company.

Note N - Concentration of risk

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk for the Company is its accounts receivable due from customers. The Company has established credit limits for customers and monitors their balances to mitigate the risk of loss. As of March 30, 2019 and December 29, 2018, there were no significant concentrations of credit risk. No single customer represented more than 10% of the Company's net accounts receivable as of March 30, 2019 or at December 29, 2018. The maximum exposure to credit risk is primarily represented by the carrying amount of the Company's accounts receivable.

Interest Rate Risk

The Company's exposure to the risk of changes in market interest rates relates primarily to the Company's debt, which bears interest at variable rates based on the LIBOR rate plus a margin spread of 1.75% to 2.50%. The Company has an interest rate swap with a notional amount of $14,143,750 on March 30, 2019 to convert a portion of its 2017 Term Loan from variable to fixed rates. The valuation of this swap is determined using the three month LIBOR rate index and mitigates the Company's exposure to interest rate risk.  Additionally, interest rates on the Company's debt are susceptible to changes to the method that LIBOR rates are determined and to the potential phasing out of LIBOR after 2021. More information regarding the potential phasing out of LIBOR is discussed in greater detail under Item 7 of the Company's 2018 Form 10-K.

Currency Exchange Rate Risk

The Company's currency exposure is concentrated in the Canadian dollar, Mexican peso, New Taiwan dollar, Chinese RMB and the Hong Kong dollar.  Because of the Company's limited exposure to any single foreign market, any currency gains or losses have not been material and are not expected to be material in the future.  As a result, the Company does not attempt to mitigate its foreign currency exposure through the acquisition of any speculative or leveraged financial instruments.

Note O – Subsequent Event

On April 23, 2019, the Eastern Company sold land located in Naugatuck, Connecticut, to Hutton ST 17, LLC, a Delaware limited liability company for consideration of $675,000. The land sold was equal to 45,109 square feet (1.036 acres).  The land does not contain any structures and is an undeveloped lot.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in the Company's financial position and results of operations for the quarter ended March 30, 2019. The interim financial statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 29, 2018 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company's 2018 Form 10-K, which was filed with the SEC on March 14, 2019 (the "2018 Form 10-K").

Safe Harbor for Forward-Looking Statements

Certain statements set forth in this discussion and analysis of financial condition and results of operations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the rules, regulation and releases of the Securities and Exchange Commission (the "SEC").  Any statement that are not historical fact, including statements containing such words as "may," "will," "could," "expects," "intends," "believes," "plans," "anticipates," "estimated," or similar expressions, should be considered forward looking statements. Readers should not place undue influence on these statements which, reflect management's current expectations regarding future events and operating performance and are made only as of the date of this Report. These forward-looking statements are subject to risks and uncertainties, and actual future results and trends might differ materially from those discussed in, or implied by, the forward-looking statements.

The risks and uncertainties that could cause actual results to differ from those described in the forward-looking statements depend on a variety of factors, including changing customer preferences, lack of success of new products, loss of customers, competition, increased raw material prices, tariffs, including the anticipated tariff on Chinese products in 2019 as proposed by the U.S. Trade Representative, problems associated with foreign sourcing of parts and products, changes within our industry segments and in the overall economy, litigation, legislation and the impact of an acquisition and related integration. In addition, terrorist threats and the possible responses by the U.S. and foreign governments, the effects on consumer demand, the financial markets, the travel industry, the trucking industry and other conditions increase the uncertainty inherent in forward-looking statements.

There are important, additional factors that could cause actual results or events to differ materially from those indicated by such forward-looking statements, including the factors described in the 2018 Form 10-K.  Although the Company believes it has an appropriate business strategy and the resources necessary for its operations, future revenue and margin trends cannot be reliably predicted and the Company may alter its business strategies to address changing conditions.

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

Overview

Net sales in the first quarter of 2019 increased 2% to $60.9 million from $59.5 million a year earlier.  Sales increased in the Industrial Hardware Segment by 5% for the first quarter of 2019 as compared to sales for the first quarter of 2018 as a result of strong sales growth in Class 8 Trucks and distribution customers.  Sales in the Security Products Segment decreased by 3% in the first quarter of 2019 compared to the first quarter of 2018.  This decrease relates to lower demand for our commercial laundry products and an overall decline in the semi-conductor market effecting our sales of printed circuit (PC) boards.    Sales did not materially change for the Metal Products Segment.  However, within the Metal Product Segment, sales of our mining products decrease by 6% while sale to industrial casting customers increased by 12% when compared to the first quarter of 2018.

Total sales volume decreased in the first quarter by 2% while new products contributed 4%. New products included a hood mount truck mirror, a modular power lock, a thermal protected power actuator and various industrial castings for the agriculture market.

Cost of product sold in the first quarter of 2019 increased $2.3 million or 5% as compared to the first quarter of 2018.  Material cost increase of $1.8 million relates to higher sales volume and higher material costs incurred in producing a new Class 8 truck mirror program awarded in 2018.  Many of the components used are at higher than normal material cost and not all of the related components have been resourced to more favorable costs suppliers.  Once all components are tested and approved by our customer, which is expected to be completed by mid-June, cost should normalize.  Also impacting the first quarter was increased freight cost of $0.2 million over the previous year comparable quarter as the result of a slowdown at Port of Long Beach, California, supplier quality issues and forecasting misses resulting in expedited shipping cost to our customers at the Company expense.  In addition, lower production levels resulted in operating cost not being fully absorbed in the amount of $0.4 million during the first quarter as compared to the first quarter of the previous year.  Finally, the company experienced tariff costs on China sourced products of approximately $0.2 million not incurred in the comparable quarter of 2018.

Gross margin as a percent of sales in the three months ended March 30, 2019 was 23% as compared to 25% in the prior year period.

Product development expense increased $0.9 million or 61% in the first quarter of 2019 compared to the prior year period.  The majority of the increase relates to ongoing development of the new truck mirror program awarded in 2018.

Selling and administration expenses decreased $0.8 million or 8% in the first quarter of 2019 compared to the prior year period.  The most significant factor contributing to this decrease in cost was a reduction in payroll and payroll related costs.

Restructuring cost of $0.8 million were incurred in the first quarter of 2019 as the Company consolidated its composite panel companies from Salisbury, North Carolina to its Canadian operation in Kelowna, British Columbia.  Cost incurred included write off of inventory and fixed assets, moving, severance and lease termination expenses.  The closure is expected to be completed in the second quarter.

Interest expense was unchanged in the first quarter of 2019 compared to the first quarter of 2018.

Other income decreased $0.2 million in the first quarter of 2019 compared to the first quarter of 2018 due to a lower return on pension plan assets.

Net Income for the first quarter of 2019 decreased to $1.6 million or $0.25 per diluted share from $3.1 million or $0.49 per diluted share for the comparable period in 2018.  In the first quarter of 2019 the company had significant onetime costs associated with restructuring costs of $0.8 million as well as project startup costs for the new Class 8 truck mirror program at our Velvac subsidiary as described above.

A more detailed analysis of the Company's results of operations and financial condition follows:

Results of Operations

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of operations as a percentage of net sales, by segment for the period indicated:
	Three Months Ended March 30, 2019
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	76.9%	70.9%	91.3%	78.7%
Gross margin	23.1%	29.1%	8.7%	22.7%

Product development expense	4.2%	4.3%	—	3.7%
Selling and administrative expense	13.4%	18.1%	7.5%	13.8%
Restructuring cost	2.2%	—	—	1.4%
Operating profit	3.3%	6.7%	1.2%	3.8%

	Three Months Ended March 31, 2018
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	74.8%	70.9%	85.6%	75.2%
Gross margin	25.2%	29.1%	14.4%	24.8%

Product development expense	2.4%	3.3%	—	2.4%
Selling and administrative expense	15.2%	19.3%	9.0%	15.4%
Operating profit	7.6%	6.5%	5.4%	7.0%

The following table shows the change in sales and operating profit by segment for the first quarter of 2019 compared to the first quarter of 2018 (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$1,846	$(436)	$28	$1,438

Volume	1.2%	-5.4%	-9.3%	-1.9%
Prices	-0.3%	0.9%	2.0%	0.3%
New products	4.2%	1.5%	7.7%	4.0%
	5.1%	-3.0%	0.4%	2.4%

Operating profit	$(1,499)	$(12)	$(327)	$(1,838)
	-54.2%	-1.2%	-77.8%	-44.0%

Industrial Hardware Segment

Net sales in the Industrial Hardware segment increased 5% in the first quarter of 2019 compared to the prior year period.  Sales increased in the Class 8 truck and distribution markets where increased volume accounted for 1% while new products contributed 4%.  New products include a Class 8 hood mount mirror and a thermal protected power actuator.

Cost of products sold increased 8% in the first quarter of 2019, as compared to the first quarter of 2018. Material cost increase of $1.8 million relates to higher sales volume and higher material costs incurred in producing a new Class 8 truck mirror awarded in 2018.  Many of the components used are at higher than normal material cost and not all of the related components have been resourced to more favorable costs suppliers.  Once all components are tested and approved by our customer, expected to be completed by mid-June, cost should normalize.  Also impacting the first quarter was increased freight cost up $0.2 million over the previous year's comparable quarter due to a slowdown at Port of Long Beach, California, supplier quality issues and forecasting misses resulting in expedited shipping cost to our customers at the Company expense.  In addition, lower production levels resulted in operating cost not being fully absorbed in the amount of $0.3 million during the first quarter as compared to the first quarter of the previous year.  Finally, the company experienced tariff costs on China made products of approximately $0.2 million not incurred in the comparable quarter of 2018.

Gross margin as a percentage of net sales was 23% in the first quarter 2019 compared to 25% in the same period in 2018.  The decrease in gross margin for the first quarter of 2019 reflects the mix of products sold offset by the increase in raw material, excess freight, under absorption of overhead and tariffs on China sourced products.

Product development expense as a percentage of net sales was 4% in the first quarter 2019 compared to 2% in 2018.  The increase for the 2019 period reflects continued development of a Class 8 truck hood mount mirror program.

Restructuring cost of $0.8 million were incurred in the first quarter of 2019 as the Company consolidated its composite panel companies from Salisbury, North Carolina to its Canadian operation in Kelowna, British Columbia.   Cost incurred included write off of inventory and fixed assets, moving expenses severance and lease termination expenses.  The closure is expected to be completed in the second quarter.

Selling and administrative expenses decreased 7% in the first quarter of 2019 compared to the same period in 2018.  The decrease was in payroll and payroll related costs.

Security Products Segment

Net sales in the Security Products Segment decreased by 3% in the first quarter of 2019 compared to the first quarter of 2018.  Sales volume of existing products declined 5% on lower demand for commercial laundry products and an overall decline in the semi-conductor market effecting sales of PC boards.  New product sales contributed 2% and included a modular power lock for the vehicle market and a miniature tubular lock to the medical industry.

Cost of products sold decreased 3% in the first quarter of 2019 as compared to the first quarter of 2018, as the result of product mix and lower sales volume.

Gross margin as a percentage of net sales was comparable with the first quarter of 2018 at 29%

Product development expense as a percentage of net sales was 4% in the first quarter 2019 compared to 3% in 2018.  The increase reflects continued development of a blue tooth locking product and a blade key core.

Selling and administrative expenses decreased 9% in the first quarter of 2019, as compared to the same period in 2018. The most significant factor resulting in the decrease were payroll and payroll related costs.

Metal Products Segment

Net sales in the Metal Products Segment was comparable from the 2018 level.  However, sales of our mining products decrease by 6% while sale to industrial casting customers increased by 12%.  Sales volume decreased 9% while new product sales and price increases contributed 9% during the first quarter of 2019 as compared to the first quarter of 2018.  New product sales include various industrial castings to the agriculture market.

Cost of products sold increased 7% in the first quarter of 2019, as compared to the same period in 2018 as the result of lower productive capacity being consumed.

Gross margin as a percentage of net sales was 9% in the first quarter of 2019 compared to 14% in 2018.

Selling and administrative expenses decreased 16% in the first quarter of 2019 compared to the same period in 2018.  The most significant factor resulting in the decrease were payroll and payroll related costs.

Impact of Inflation

As of the end of the quarter ended March 30, 2019, the Company does not believe that inflation has had a material impact on the Company's business, revenues or operating results during the periods presented

Liquidity and Sources of Capital

The Company generated approximately $1.5 million of cash from its operations during the first three months of 2019 compared to approximately $0.1 million during the same period in 2018.  The increase in cash flows in the 2019 period compared to the 2018 period was primarily the result of cash flow from operations.  Cash flow from operations coupled with cash at the beginning of the 2019 fiscal year was sufficient to fund capital expenditures, debt service, and dividend payments.

Additions to property, plant and equipment were approximately $0.8 million for the first three months of 2019 and $0.6 million for the same period in 2018.  As of March 30, 2019, there was approximately $0.3 million of outstanding commitments for capital expenditures.

The following table shows key financial ratios at the end of each specified period:

	First Quarter 2019	First Quarter 2018	Year End 2018
Current ratio	3.6	3.6	3.4
Average days' sales in accounts receivable	49	47	44
Inventory turnover	3.7	3.7	3.4
Total debt to shareholders' equity	28.8%	34.2%	29.6%

The following table shows important liquidity measures as of the balance sheet date for each specified period (in millions):

	First	First	Year
	Quarter	Quarter	End
	2019	2018	2018
Cash and cash equivalents
- Held in the United States	$4.1	$2.3	$5.6
- Held by a foreign subsidiary	9.5	14.1	8.3
	13.6	16.4	13.9

Working capital	72.8	71.4	71.0
Net cash provided by operating activities	1.5	.1	12.9
Change in working capital impact on net cash (used) in operating activities	(2.5)	(4.5)	(5.9)
Net cash (used) in investing activities	(0.9)	(1.3)	(10.4)
Net cash (used) in financing activities	(1.1)	(5.1)	(10.4)

Inventories of $51.6 million represent a decrease of 2% at March 30, 2019 as compared to $52.7 million at the end of fiscal year 2018.  Inventories increased 5% in the first quarter of 2019, as compared to $49.0 at the end of the first fiscal quarter of 2018.  Accounts receivable, less allowances were $32.4 million at March 30, 2019, as compared to $30.3 million at 2018 fiscal year end and $30.3 million at the end of the first fiscal quarter of 2018.

Cash, cash flow from operating activities and funds available under the revolving credit portion of the Restated Loan Agreement are expected to be sufficient to cover future foreseeable working capital requirements.

Off-Balance Sheet Arrangements

As of the end of the fiscal quarter ended March 30, 2019, the Company does not have any material transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons, as described by Item 303(a)(4) of Regulation S-K, that have or are reasonably likely to have a material current or future impact on the Company's financial condition, results of operations, liquidity, capital expenditures, capital resources or significant components of revenues or expenses.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of the Company's status as a smaller reporting company pursuant to Rule 12b-2 of the Exchange Act, the Company is no longer required to provide the information under this Item 3, of Form 10-Q pursuant to Item 305 of Regulation S-K.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of the end of the quarter ended March 30, 2019, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 240.13a-15.  As defined in Exchange Act Rules 240.13a-15(e) and 240.15d-15(e), "the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure."

The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO have concluded that these controls and procedures are effective at the "reasonable assurance" level as of March 30, 2019.

Changes in Internal Control Over Financial Reporting:

During the period covered by this Quarterly Report on From 10-Q, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company is party to various legal proceedings from time to time related to its normal business operations.  As of the end of the quarter ended March 30, 2019, the Company is not involved in any legal proceedings.

In 2010, the Company was contacted by the State of Illinois regarding potential ground contamination at its plant in Wheeling, Illinois. The Company entered into a voluntary remediation program in Illinois and engaged an environmental clean-up company to perform testing and develop a remediation plan. Since 2010, the environmental company completed a number of tests and the design of a final remediation system was approved in the second quarter of 2018. As of the end of the third quarter of 2018, the remediation plan was completed. The State of Illinois has received the documentation related to the remediation and is in the process of approving on the final documentation.  The total estimated cost for the remediation system is anticipated to be approximately $50,000 which the Company accrued for and expensed.

In 2016, the Company created a plan to remediate a landfill of spent foundry sand maintained at the Company's metal casting facility in New York. This plan was agreed to by the New York Department of Environmental Conservation (the "DEC") on March 27, 2018. Based on estimates provided by the Company's environmental engineers, the anticipated cost to remediate and monitor the landfill was $430,000. The Company accrued for and expensed the entire $430,000 in the first quarter of 2018 and in fiscal 2017.  In the Fall of 2018, detailed construction drawings were prepared by an outside consultant in conjunction with informal progress reviews by the New York State Department of Environmental Conservation (the "NYSDEC"). A meeting is scheduled for the second quarter of 2019 to formally present finalized construction drawings to the NYSDEC and to request written approval. Approval is anticipated in the second quarter of 2019.  Construction of the closure remedies, including improved drainage system, regrading, and installation of a low permeability cap, is anticipated in May or June of 2019. Site preparation including surveying and clearing of select trees and shrubs was conducted in December of 2018 to improve access for anticipated construction work to occur in the Spring of 2019.  Long-term groundwater monitoring will commence in April of 2019. In the Fall of 2019, following the completion of construction work, a closure report and maintenance plan will be prepared for the NYSDEC. This closure report and maintenance plan will document the work done and requesting acknowledgement of satisfactory completion of the Order on Consent between Frazer and Jones, and the NYSDEC.

ITEM 1A – RISK FACTORS

The Company's business is subject to a number of risks, some of which are beyond its control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the Company's shareholders should carefully consider the factors discussed in Item 1A.  "Risk Factors" of the Company's 2018 Form 10-K, as filed with the SEC on March 14, 2019.  These risk factors could have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity and could cause our operating results to vary significantly from period to period. As of March 30, 2019, there have been no material changes to the risk factors disclosed in the Company's 2018 Form 10-K. The Company may also disclose changes to such risk factors or disclose additional risk factors from time to time in its future filings with the SEC.  Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition, or operating results.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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

101) The following materials from Eastern Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2019, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations and Comprehensive Income for the three months ended March 30, 2019, and March 31, 2018; (ii) Condensed Consolidated Statement Balance Sheet at March 30, 2019 and March 31, 2018; (iii) Condensed Consolidated Statement of Cash Flows for the three months ended March 30, 2019 and March 31, 2018; and (iv) Notes to the (Unaudited) Condensed Consolidated Financial Statements**.

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

THE EASTERN COMPANY
(Registrant)
DATE: May 6, 2019	/s/August M. Vlak
August M. Vlak President and Chief Executive Officer

DATE: May 6, 2019	/s/John L. Sullivan III
John L. Sullivan III Vice President and Chief Financial Officer