Form 10-Q
period 2019-06-29
EASTERN CO
filed 2019-08-08
CIK 31107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 29, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________________ to _______________

Commission File Number 001-35383

THE EASTERN COMPANY
(Exact name of registrant as specified in its charter)

Connecticut	06-0330020
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

112 Bridge Street, Naugatuck, Connecticut	06770
(Address of principal executive offices)	(Zip Code)

(203)-729-2255
Registrant's telephone number

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, No Par Value	EML	NASDAQ Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).             Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of June 29, 2019, approximately 6,236,000 shares of the registrant's common stock, no par value per share, were issued and outstanding.

The Eastern Company
Form 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2019

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months Ended		Three Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales	$122,323,077	$120,305,849	$61,439,929	$60,860,852
Cost of products sold	(93,504,144)	(90,531,018)	(46,430,039)	(45,807,496)
Gross margin	28,818,933	29,744,831	15,009,890	15,053,356

Product development expenses	(4,414,579)	(3,084,258)	(2,174,803)	(1,581,719)
Selling and administrative expenses	(16,474,766)	(18,130,180)	(8,076,501)	(9,083,131)
Restructuring costs	(2,635,987)	—	(1,799,293)	—
Operating profit	5,293,601	8,560,393	2,959,293	4,388,506

Interest expense	(554,158)	(608,390)	(261,618)	(312,060)
Other income	600,748	444,500	586,823	225,769
Income before income taxes	5,340,191	8,396,503	3,284,498	4,302,215

Income taxes	1,239,458	2,037,831	754,725	1,043,738
Net income	$4,100,733	$6,358,672	$2,529,773	$3,258,477

Earnings per Share:
Basic	$.66	$1.02	$.41	$.52

Diluted	$.65	$1.01	$.40	$.52

Cash dividends per share:	$.22	$.22	$.11	$.11

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Six Months Ended		Three Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income	$4,100,733	$6,358,672	$2,529,773	$3,258,477
Other comprehensive income/(loss):
Change in foreign currency translation	191,094	(274,318)	(221,530)	(883,246)
Change in marketable securities, net of tax benefit/(cost) of: 2019 – $(463) and $3,008 respectively	(1,420)	—	9,219	—
Change in fair value of interest rate swap, net of tax benefit/(cost) of: 2019 – $69,817 and $45,197 respectively 2018 – $59,166 and $19,202 respectively	(221,086)	226,645	(143,125)	60,806
Change in pension and postretirement benefit costs, net of taxes of: 2019 – $141,876 and $70,938 respectively 2018 – $131,685 and $65,843 respectively	445,362	445,449	222,681	222,724
Total other comprehensive income/(loss)	413,950	397,776	(132,755)	(599,716)
Comprehensive income	$4,514,683	$6,756,448	$2,397,018	$2,658,761

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	June 29, 2019	December 29, 2018
Current Assets
Cash and cash equivalents	$13,667,902	$13,925,765
Marketable securities	23,136	—
Accounts receivable, less allowances: $476,000 - 2019; $680,000 -2018	32,103,399	30,285,316
Inventories	49,271,813	52,773,209
Prepaid expenses and other assets	3,162,089	3,071,888
Refundable taxes	1,082,011	1,133,847
Total Current Assets	99,310,350	101,190,025

Property, Plant and Equipment	72,671,980	73,768,615
Accumulated depreciation	(45,677,158)	(43,915,238)
	26,994,822	29,853,377

Goodwill	34,880,617	34,840,376
Trademarks	3,686,063	3,686,063
Patents and other intangibles net of accumulated amortization	9,118,632	10,281,720
Right of Use Assets	10,026,397	—
Deferred income taxes	1,396,006	1,396,006
	59,107,715	50,204,165
TOTAL ASSETS	$185,412,887	$181,247,567

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

LIABILITIES AND SHAREHOLDERS' EQUITY	June 29, 2019	December 29, 2018
Current Liabilities
Accounts payable	$18,504,766	$18,497,626
Accrued compensation	2,853,541	4,159,808
Other accrued expenses	3,883,036	3,095,666
Contingent liability	—	2,070,000
Current portion of long-term debt	3,100,000	2,325,000
Total Current Liabilities	28,341,343	30,148,100

Deferred income taxes	1,516,012	1,516,012
Other long-term liabilities	353,856	353,856
Lease Liability	10,026,397	—
Long-term debt, less current portion	19,300,000	26,350,000
Accrued postretirement benefits	632,500	648,635
Accrued pension cost	24,939,439	25,362,325

Shareholders' Equity
Preferred Stock, no par value:
Authorized and unissued: 2,000,000 shares
Common Stock, no par value, Authorized: 50,000,000 shares	30,288,617	29,994,890
Issued: 8,970,509 shares in 2019 and 8,965,987 shares in 2018
Treasury Stock: 2,734,729 shares in 2019 and 2,634,729 shares in 2018	(20,169,098)	(20,169,098)
Retained earnings	112,398,386	109,671,362
Accumulated other comprehensive income (loss):
Foreign currency translation	(1,915,235)	(2,106,329)
Unrealized loss on marketable securities, net of tax	(1,420)	—
Unrealized gain (loss) on interest rate swap, net of tax	(54,642)	166,444
Unrecognized net pension and postretirement benefit costs, net of tax	(20,243,268)	(20,688,630)
Accumulated other comprehensive loss	(22,214,565)	(22,628,515)
Total Shareholders' Equity	100,303,340	96,868,639
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$185,412,887	$181,247,567

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 29, 2019	June 30, 2018
Operating Activities
Net income	$4,100,733	$6,358,672
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,391,314	2,314,985
Unrecognized pension and postretirement benefits	448,214	116,578
Loss on restructuring of equipment and other assets	2,208,740	50,348
Provision for doubtful accounts	43,420	201,552
Stock compensation expense	293,726	214,821
Changes in operating assets and liabilities:
Accounts receivable	(1,794,182)	(3,717,778)
Inventories	3,618,303	(2,658,358)
Prepaid expenses and other	(21,533)	(339,385)
Other assets	709,357	(58,426)
Accounts payable	(89,081)	3,712,586
Accrued compensation	(1,307,966)	(1,527,545)
Other accrued expenses	(1,893,440)	946,368
Net cash provided by operating activities	8,707,605	5,614,417

Investing Activities
Marketable securities	(23,136)	—
Business acquisition, net of cash acquired	—	(4,994,685)
Capitalized software	—	(1,444,459)
Purchases of property, plant and equipment	(1,261,942)	(1,236,375)
Net cash used in investing activities	(1,285,078)	(7,675,519)

Financing Activities
Proceeds from short term borrowings	—	7,000,000
Payments on revolving credit note	—	(6,000,000)
Principal payments on long-term debt	(6,275,000)	(775,000)
Dividends paid	(1,373,700)	(1,378,456)
Net cash used in financing activities	(7,648,700)	(1,153,456)

Effect of exchange rate changes on cash	(31,690)	(80,996)
Net change in cash and cash equivalents	(257,863)	(3,295,553)

Cash and cash equivalents at beginning of period	13,925,765	22,275,477
Cash and cash equivalents at end of period	$13,667,902	$18,979,924

Non-cash investing and financing activities
Right of use asset	10,026,397
Lease liability	(10,026,397)
See accompanying notes.

THE EASTERN COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 29, 2019

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X 10-01 and do not include all of the information and footnotes required by generally accepted accounting principles in the United States ("GAAP") for complete financial statements. Refer to the Company's consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 29, 2018, as filed with the Securities and Exchange Commission (SEC) on March 14, 2019 the ("2018 Form 10-K") for additional information.

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

The condensed consolidated balance sheet at December 29, 2018 has been derived from the audited consolidated balance sheet at that date.

Commencing with the financial statements contained in the Quarterly Report on Form 10-Q for the period ended March 30, 2019, in accordance with ASC 842 – Leases, right of use assets and lease liabilities have been separately identified on the balance sheet for the current period.

Note B – Earning Per Share

The denominators used to calculate earnings per share are as follow:

	Six Months Ended		Three Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Basic:
Weighted average shares outstanding	6,232,744	6,264,435	6,233,773	6,265,315

Diluted:
Weighted average shares outstanding	6,232,744	6,264,435	6,233,773	6,265,315
Dilutive stock options	29,258	27,002	29,258	27,002
Denominator for diluted earnings per share	6,262,002	6,291,437	6,263,031	6,292,317

Note C – Inventories

Inventories consist of the following components:

	June 29, 2019	December 29, 2018

Raw material and component parts	$16,657,441	$17,841,166
Work in process	8,365,711	8,960,202
Finished goods	24,248,661	25,971,841
Total inventories	$49,271,813	$52,773,209

Note D – Right-of-Use Assets

In February 2016, the FASB issued ASU No. 2016-02, Leases ("Topic 842"). ASU 2016-02 requires lessees to present right-of-use ("ROU") assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months.  See Note M – Recent Accounting Pronouncements.

In calculating the effect of Topic 842 – Leases, the Company elected the transition method thereby not restating comparable periods.  The Company elected to account for non-lease components as part of the lease component to which they relate.  Lease accounting involves significant judgments, including making estimates related to the lease term, lease payments, and discount rate.  In accordance with the guidance, the Company recognized ROU assets and lease liabilities for all leases with a term greater than 12 months.

The Company has operating leases for buildings, warehouses and office equipment.  Currently, the Company has 22 operating leases with a ROU asset and lease liability totaling $10,026,397 as of June 29, 2019.  The basis, terms and conditions of the leases are determined by the individual agreements.  The Company's option to extend certain leases ranges from 12 – 120 months.  All options to extend have been included in the calculation of the ROU asset and lease liability.  The leases do not contain residual value guarantees, restrictions, or covenants that could incur additional financial obligations to the Company.  There are no subleases, sale-leaseback, or related party transactions.

Note E – Debt

On April 3, 2017, the Company signed an amended and restated loan agreement (the "Restated Loan Agreement") with People's United Bank that included a $31 million term portion and a $10 million revolving credit portion.  Proceeds of the loan were used to repay the remaining outstanding term loan of the Company (approximately $1,429,000) and to acquire 100% of the common stock of Velvac Holdings, Inc.  ("Velvac").  The term loan and revolving credit facility are secured by all of the Company's assets as well as mortgages on the properties owned by the Company.  The term portion of the loan requires quarterly principal payments of $387,500 for two years beginning July 3, 2017.  The repayment amount then increases to $775,000 per quarter beginning July 1, 2019.  The term loan is a five-year loan with any remaining outstanding balance due on March 1, 2022.  The revolving credit portion has a quarterly commitment fee ranging from 0.2% to 0.375% based on operating results.  Under the terms of the Restated Loan Agreement, the revolving credit portion has a maturity date of April 1, 2022.  On April 3, 2017, the Company borrowed approximately $6.6 million on the revolving credit facility. The Company subsequently paid off $1.6 million on the revolving credit facility leaving a balance on the credit facility of $5 million as of December 30, 2017.  During 2018, the Company paid $5 million on the revolving credit facility, resulting in a zero-dollar balance as of June 29, 2019.

The interest rates on the term and revolving credit portion of the Restated Loan Agreement vary.  The interest rates may vary based on the LIBOR rate plus a margin spread of 1.75% to 2.50%.  The margin spread is based on operating results calculated on a rolling-four-quarter basis.  The Company may also borrow funds at the lender's prime rate.  The Company made additional principal payments during the quarter ended June 29, 2019, of $5.5 million.    On June 29, 2019, the interest rate for one half ($8.4 million) of the term portion was 4.09%, using a 1 month LIBOR rate and 3.94% on the remaining balance ($13.9 million) of the term loan based on a 3 month LIBOR rate.

On April 4, 2017, the Company entered into an interest rate swap contract with the lender with an original notional amount of $15,500,000, which is equal to 50% of the outstanding balance of the term loan on that date.  The notional amount will decrease on a quarterly basis beginning July 3, 2017, following the principal repayment schedule of the term loan.  The Company has a fixed interest rate of 1.92% on the swap contract and will pay the difference between the fixed-rate and the LIBOR rate when the LIBOR rate is below 1.92% and will receive interest when the LIBOR rate exceeds 1.92%.

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

The Company's loan covenants under the Restated Loan Agreement require the Company to maintain a consolidated minimum debt service coverage ratio of at least 1.1 to 1 for periods through December 31, 2018, and 1.2 to 1 thereafter, which is to be tested quarterly on a twelve-month trailing basis.  In addition, the Company is required to show a maximum total leverage ratio of 4.0x for the calendar year ended December 31, 2018, 3.5x for the calendar year ended December 31, 2019, 3.25x for the calendar year ended December 31, 2020, and 3.0x thereafter.  In addition, the Company has restrictions on, among other things, new capital leases, purchases or redemptions of its capital stock, mergers and divestitures, and new borrowing.  The Company was in compliance with all covenants in 2018 through and including June 29, 2019, the last day of the Company's second fiscal quarter.

Note F - Stock Options and awards

Stock Options

As of June 29, 2019, the Company had one stock option plan, The Eastern Company 2010 Executive Stock Incentive Plan (the "2010 Plan"), for officers, other key employees, and non-employee Directors.  Incentive stock options granted under the 2010 Plan must have exercise prices that are not less than 100% of the fair market value of the Company's common stock on the dates the stock options are granted.  Restricted stock awards may also be granted to participants under the 2010 Plan with restrictions determined by the Compensation Committee of the Company's Board of Directors (the "Compensation Committee").  Under the 2010 Plan, non-qualified stock options granted to participants have exercise prices determined by the Compensation Committee. During the second quarters of 2019 and 2018, no stock option or restricted stock grant was issued subject to meeting performance measurements.  For the first half of 2019, the Company used several assumptions, which included an expected term of 3.5 years, volatility deviation of 28.88% and a risk-free rate of 2.48%.  For the first half of 2018, the Company used several assumptions, which included an expected term of 3.5 years, volatility deviation of 29.5% and a risk-free rate of 2.33%.

The 2010 Plan also permits the issuance of Stock Appreciation Rights ("SARs").  The SARs are in the form of an option with a cashless exercise price equal to the difference between the fair value of the Company's common stock at the date of grant and the fair value as of the exercise date resulting in the issuance of the Company's common stock.  During the second quarter of 2019, the Company did not issue any SARs.

Stock-based compensation expense in connection with SARs previously granted to employees in the second quarter of 2019 and 2018 was approximately $93,000 and $74,000, respectively and for the first six months of fiscal years 2019 and 2018 was approximately $173,000 and $130,000, respectively.

As of June 29, 2019, there were 238,500 shares of Company common stock reserved and available for future grant under the above noted 2010 Plan.

  The following tables set forth the outstanding SARs for the period specified:

	Six Months Ended June 29, 2019		Year Ended December 29, 2018
	Units	Weighted - Average Exercise Price	Units	Weighted - Average Exercise Price
Outstanding at beginning of period	189,167	$21.46	141,500	$20.36
Issued	36,000	26.30	51,000	24.90
Exercised	(1,667)	19.10	--	--
Forfeited	--	--	(3,333)	19.10
Outstanding at end of period	223,500	22.15	189,167	21.46

SARs Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of June 29, 2019	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable as of June 29, 2019	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$19.10-26.30	223,500	3.3	$22.15	38,003	2.7	19.10

The following tables set forth the outstanding stock grants for the period specified:

	Six Months Ended June 29, 2019		Year Ended December 29, 2018
	Shares	Weighted - Average Exercise Price	Shares	Weighted - Average Exercise Price
Outstanding at beginning of period	25,000	$—	25,000	$—
Issued	—	—	—	—
Forfeited	—	—	—	—
Outstanding at end of period	25,000	—	25,000	—

Stock Grants Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of June 29, 2019	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable as of June 29, 2019	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$0.00	25,000	2.8	—	—	—	—

As of June 29, 2019, outstanding SARs and options had an intrinsic value of $1,990,010.

Note G – Shareholder's Equity Share Repurchase Program

On May 2, 2018, the Company announced that its Board of Directors had authorized a new program to repurchase up to 200,000 shares of the Company's common stock. The Company's share repurchase program does not obligate it to acquire the Company's common stock at any specific cost per share.  During the second quarter and first six months of 2019, the Company did not repurchase any shares of its common stock in connection with the share repurchase program.  Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Balance as of March 30, 2019	40,000	$26.58	40,000	160,000
March 31, 2019 – June 29, 2019	—	—	—	—
Balance as of June 29, 2019	40,000	$26.58	40,000	160,000

Note H – Revenue Recognition

The Company's revenues result from the sale of goods and services and reflect the consideration to which the Company expects to be entitled.  The Company records revenues based on a five-step model in accordance with FASB ASC Topic 606, "Revenue from Contracts with Customers."  The Company has defined purchase orders as contracts in accordance with ASC Topic 606. For its customer contracts, the Company identifies its performance obligations, which are delivering goods or services, determining the transaction price, allocating the contract transaction price to the performance obligations (when applicable), and recognizing the revenue when (or as) the performance obligation is transferred to the customer.  A good or service is transferred when the customer obtains control of that good or service.  The Company's revenues are recorded at a point in time from the sale of tangible products.  Revenues are recognized when products are shipped.

The Company elected the Modified Retrospective Method (the "Cumulative Effect Method") to comply with ASC Topic 606.  ASC Topic 606 was adopted on December 31, 2017, which was the first day of the Company's 2018 fiscal year.  The financial effect of ASC Topic 606 on the June 29, 2019 financial statements was not significant.

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

Note I – Restructuring Costs

The Company has consolidated the Composites Group by relocating the Composite Panels Technologies Division based in Salisbury, North Carolina to the Canadian Commercial Vehicle Division located in Kelowna, British Columbia.    Non-recurring costs incurred in the second quarter and first six months of 2019 were $0.2 million and $1.0 million, respectively, which include the write off of inventory $0.5 million, fixed assets $0.3 million, moving costs $0.1 million, severance $0.1 million and lease termination costs.  The facility was closed in April of 2019.

During the second quarter of 2019, the Company discontinued the Velvac Road IQ development operations based in Bellingham, Washington.  Non-recurring costs related to the discontinuation of this operation in the second quarter and the first six months of 2019 were $3.7 million in total, which included the write-off of fixed assets $0.2 million, inventory $0.6 million, intangible assets $2.4 million, severance $0.2 million, lease termination costs $0.3 million, and other non-recurring operating expenses.  These costs were partially offset by the reversal of a $2.1 million contingent liability the Company established with the acquisition of Velvac in April of 2017 which was no longer applicable at June 29, 2019, resulting in a net charge to earnings of $1.6 million.

Note J – Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With limited exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2014 and is no longer subject to non-U.S. income tax examinations by foreign tax authorities for years prior to 2012.

The Tax Cuts and Jobs Act (the "2017 Tax Act") was enacted into law on December 22, 2017. The 2017 Tax Act significantly changed U.S. corporate income tax laws by, among other provisions, reducing the maximum U.S. corporate income tax rate from 35% to 21%, effective in 2018, and creating a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries. Pursuant to SAB118, the Company is allowed a measurement period of up to one year after the enactment date of the 2017 Tax Act to finalize the recording of the related tax impacts. The Company finalized its accounting for the 2017 Tax Act during the fourth quarter of 2018, resulting in a deferred income tax benefit of $507,847 related to the re-measurement of deferred tax assets and liabilities to the new lower statutory rate of 21%.

The total amount of unrecognized tax benefits could increase or decrease within the next 12 months for several reasons, including the closure of federal, state and foreign tax years by the expiration of the statute of limitations and the recognition and measurement considerations under FASB ASC Topic 740, "Income Taxes."  There have been no significant changes to the amount of unrecognized tax benefits during the six months ended June 29, 2019.  The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will not increase or decrease significantly over the next twelve months.

In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-02, Income Statement—Reporting Comprehensive Income  (Topic 220). ASU 2018-02 allows a company to elect a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. ASU 2018-02 is effective for periods beginning after December 15, 2018.  Upon adoption of ASU 2018-02, the Company did not elect to reclassify the tax effects of the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings.

Note K – Retirement Benefit Plans

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

Significant disclosures relating to these benefit plans for the second quarter of fiscal years 2019 and 2018 are as follows:

	Pension Benefits
	Six Months Ended		Three Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Service cost	$527,706	$659,922	$263,854	$329,901
Interest cost	1,758,160	1,553,583	879,080	776,791
Expected return on plan assets	(2,380,661)	(2,609,758)	(1,190,331)	(1,304,878)
Amortization of prior service cost	49,690	65,381	24,845	32,690
Amortization of the net loss	581,099	555,056	290,550	277,528
Net periodic benefit cost	$535,994	$224,184	$267,998	$112,032

	Postretirement Benefits
	Six Months Ended		Three Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Service cost	$16,432	$18,512	$8,216	$9,256
Interest cost	40,692	38,581	20,346	19,291
Expected return on plan assets	(28,963)	(27,825)	(14,482)	(13,912)
Amortization of prior service cost	(2,536)	(2,536)	(1,268)	(1,268)
Amortization of the net loss	(41,014)	(32,796)	(20,507)	(16,398)
Net periodic benefit cost	$(15,389)	$(6,064)	$(7,695)	$(3,031)

The Company's funding policy for its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations.  In the fiscal year 2019, the Company expects to contribute $600,000 into its pension plans and $105,000 into its postretirement plans. As of June 29, 2019, the Company has not made contributions to its pension plans, has contributed $33,000 to its postretirement plan and will make the remaining contributions as required during the remainder of the fiscal year.

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

The Company made contributions to the plan as follows:

	Six Months Ended		Three Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Regular matching contribution	$293,063	$306,121	$136,796	$140,106
Transitional credit contribution	178,376	205,614	74,852	81,506
Non-discretionary contribution	605,129	540,831	18,088	16,458
Total contributions for the period	$1,076,568	$1,052,566	$229,736	$238,070

The non-discretionary contribution of $565,748 made in the six months ended June 29, 2019, was accrued for and expensed in the prior fiscal year.

Note L – Segment Information

Financial information by segment is as follows:

	Six Months Ended		Three Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Revenues:
Sales to unaffiliated customers:
Industrial Hardware	$75,894,296	$72,410,627	$37,490,953	$35,853,583
Security Products	31,185,702	33,007,356	16,502,698	17,888,028
Metal Products	15,243,079	14,887,866	7,446,278	7,119,241
	$122,323,077	$120,305,849	$61,439,929	$60,860,852

Income before income taxes:
Industrial Hardware	$2,015,552	$5,284,529	$747,415	$2,518,086
Security Products	2,875,435	2,649,180	1,902,547	1,664,041
Metal Products	402,614	626,684	309,331	206,379
Operating Profit	5,293,601	8,560,393	2,959,293	4,388,506
Interest expense	(554,158)	(608,390)	(261,618)	(312,060)
Other income	600,748	444,500	586,823	225,769
	$5,340,191	$8,396,503	$3,284,498	$4,302,215

Note M – Recent Accounting Pronouncements

Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases ("Topic 842"). ASU 2016-02 requires lessees to present right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. The guidance is to be applied at the beginning of the earliest comparative period in the financial statements and is effective for years beginning after December 15, 2018. Early adoption was permitted.  In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842 - Leases. ASU 2018-10 clarifies and increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions.  The guidance is to be applied upon adoption of Topic 842 and is effective for years beginning after December 15, 2018.  Also in July 2018, the FASB issued ASU No. 2018-11, Leases. ASU 2018-11 provides clarification and an additional (and optional) transition method to adopt the new leases standard.  The guidance is to be applied upon adoption of Topic 842 and is effective for years beginning after December 15, 2018.  In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842): Codification Improvements.  ASU No. 2019-01 aligns the new leases guidance with existing guidance for the fair value of the underlying asset by lessors that are not manufacturers or dealers and clarifies an exemption for lessors and lessees from a certain interim disclosure requirement associated with adopting the FASB's new lease accounting standard.  The guidance is to be applied upon adoption of Topic 842 and is effective for years beginning after December 15, 2018. See Note D – Leases.

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, to clarify and address implementation issues around the new standards related to credit losses, hedging and recognizing and measuring financial instruments. Amendments in this ASU related to credit losses and hedging have the same effective dates as the respective standards unless an entity has already adopted the standards, in which case the amendments are effective for annual and interim reporting periods in 2020.  Amendments in this ASU related to recognizing and measuring financial instruments are effective for annual and interim reporting periods in 2020 for public entities and nonpublic entities. The Company has not yet determined the potential impact of this ASU on its consolidated financial statements and related disclosures.

The Company has implemented all new accounting pronouncements that are in effect and that could impact its consolidated financial statements and does not believe that any other new accounting pronouncements have been issued, but are not yet effective, that might have a material impact on the consolidated financial statements of the Company.

Note N – Concentration of risk

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk for the Company is its accounts receivable due from customers. The Company has established credit limits for customers and monitors their balances to mitigate the risk of loss. As of June 29, 2019, and December 29, 2018, there were no significant concentrations of credit risk. No single customer represented more than 10% of the Company's net accounts receivable as of June 29, 2019, or on December 29, 2018. The maximum exposure to credit risk is primarily represented by the carrying amount of the Company's accounts receivable.

Interest Rate Risk

The Company's exposure to the risk of changes in market interest rates relates primarily to the Company's debt, which bears interest at variable rates based on the LIBOR rate plus a margin spread of 1.50% to 2.50%. The Company has an interest rate swap with a notional amount of $13,950,000 on June 29, 2019, to convert a portion of its 2017 Term Loan from variable to fixed rates. The valuation of this swap is determined using the three month LIBOR rate index and mitigates the Company's exposure to interest rate risk.  Additionally, interest rates on the Company's debt are susceptible to changes to the method that LIBOR rates are determined and to the potential phasing out of LIBOR after 2021. More information regarding the potential phasing out of LIBOR is discussed in greater detail under Item 7 of the Company's 2018 Form 10-K.

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

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in the Company's financial position and results of operations for the quarter ended June 29, 2019. The interim financial statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 29, 2018 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company's 2018 Form 10-K, which was filed with the SEC on March 14, 2019 (the "2018 Form 10-K").

Safe Harbor for Forward-Looking Statements

Certain statements set forth in this discussion and analysis of financial condition and results of operations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the rules, regulation and releases of the Securities and Exchange Commission (the "SEC").  Any statement that is not historical fact, including statements containing such words as "may," "will," "could," "expects," "intends," "believes," "plans," "anticipates," "estimated," or similar expressions should be considered forward-looking statements. Readers should not place undue influence on these statements which, reflect management's current expectations regarding future events and operating performance and are made only as of the date of this Report. These forward-looking statements are subject to risks and uncertainties, and actual future results and trends might differ materially from those discussed in, or implied by, the forward-looking statements.

The risks and uncertainties that could cause actual results to differ from those described in the forward-looking statements depend on a variety of factors, including changing customer preferences, lack of success of new products, loss of customers, competition, increased raw material prices, tariffs, including the anticipated tariff on Chinese products in 2019 as proposed by the U.S. Trade Representative, problems associated with foreign sourcing of parts and products, changes within the Company's industry segments and in the overall economy, litigation, legislation and the impact of an acquisition and related integration. In addition, terrorist threats and the possible responses by the U.S. and foreign governments, the effects on consumer demand, the financial markets, the travel industry, the trucking industry and other conditions increase the uncertainty inherent in forward-looking statements.

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

In addition, the Company makes estimates and assumptions that may materially affect reported amounts and disclosures. These relate to valuation allowances for accounts receivable and excess and obsolete inventories, accruals for pensions and other postretirement benefits (including forecasted future cost increases and returns on plan assets), provisions for depreciation (estimating useful lives), uncertain tax positions, and, on occasion, accruals for contingent losses.

Overview

Net sales in the second quarter of 2019 increased 1% to $61.4 million as compared to $60.9 million in the second quarter of 2018.  Net sales increased in the Industrial Hardware Segment by 5% in the second quarter of 2019 as compared to net sales in the second quarter of 2018 as a result of strong sales growth in Class 8 trucks, distribution and specialty vehicle markets.  Net sales decreased in the Security Products Segment by 8% in the second quarter of 2019 as compared to net sales in the second quarter of 2018 as a result of lower demand for commercial laundry products and the termination of a supply contract with a customer to manufacture mechatronic padlock systems for cellphone tower security access applications.  Net sales increased in the Metal Products Segment by 4% in the second quarter of 2019 as compared to net sales in the second quarter of 2018 as a result of a 9% increase in net sales to industrial casting customers, more than offsetting a decrease of 7% in net sales to mining product customers, as compared to sales to these customers in the second quarter of 2018.

Total sales volume in the second quarter of 2019 decreased by 5%, while new products contributed 5% as compared to the second quarter of 2018. New products included a hood mount truck mirror, a molded toolbox latching system for pickup trucks, and various industrial castings for the agricultural market.

Net sales in the first six months of 2019 increased $2.0 million or 2% compared to net sales in the first six months of 2018.  Sales volume of existing products decreased by 3% while new products increased net sales by 5% in the first six months of 2019 as compared to the first six months of 2018.  Net sales increased in the first six months of 2019 by 5% in the Industrial Hardware segment, and 2% in the Metal Products segment, and decreased by 5% in the Security Products segment, as compared to the corresponding period in 2018.

Cost of products sold in the second quarter of 2019 increased by $0.6 million or 1% as compared to the second quarter of 2018.  The increase in cost of products sold for the second quarter of 2019 reflects the mix of products sold, increased costs due to additional sales volume, and costs incurred for the launch of the Class 8 truck mirror program, as not all required components have been approved by alternate suppliers who offer more favorable pricing, and partially offset by a decrease in raw material prices.  The Company experienced $0.3 million in tariff-related costs on China-sourced products in the second quarter of 2019, which were not incurred in the second quarter of 2018.  Raw material pricing declined by 20% for hot rolled steel and by 13% for cold-rolled steel in the second quarter of 2019 as compared to the second quarter of 2018.

Cost of products sold in the first six months of 2019 increased $3.0 million or 3% as compared to the first six months of 2018.  Material costs increased $2.2 million due to higher sales volume and higher material costs incurred in producing the new Class 8 truck mirror program that was awarded in 2018.  The Company has been actively re-sourcing higher component cost items to more cost-competitive suppliers and working with its customer to ensure that all components are approved through the Production Part Approval Process ("PPAP") as quickly as possible. This is expected to be completed by the end of October of 2019.  At such time, costs should begin to normalize.  Further impacting the first six months of 2019 were increased freight costs, which were up $0.3 million or 10% over the first six months of 2018, due to a slowdown at the Port of Long Beach, California, in addition to forecasting errors, which resulted in expedited shipping costs at the Company's expense.  Also, lower production levels resulted in operating costs of $0.6 million not being fully absorbed during the first half of 2019 as compared to the first half of 2018.  The Company experienced tariff costs of $0.5 million on China-sourced products in the first six months of 2019 that were not incurred in the first six months of 2018.  Raw material pricing declined in the first half of 2019 as compared to the first half of 2018 for the following materials: hot rolled steel (28%), cold-rolled steel (22%), zinc (17%), copper (12%) and scrap iron (23%).

Gross margin as a percent of net sales in the second quarter of 2019 was 24% as compared to 25% in the second quarter of 2018.  Gross margin as a percent of net sales in the first six months of 2019 was 24% as compared to 25% in the first six months of 2018.

Product development expenses increased $0.6 million or 38% in the second quarter of 2019 as compared to the second quarter of 2018.  The majority of the increase relates to the ongoing development of the new truck mirror program awarded in 2018.  Product development expenses in the first six months of 2019 increased $1.3 million or 43% compared to the first six months of 2018.

Selling and administration expenses decreased $1.0 million or 11% in the second quarter of 2019 compared to the second quarter of 2018, primarily as a result of a decline in payroll and payroll-related expenses. Selling and administration expenses in the first six months of 2019 decreased $1.7 million or 9% as compared to the first six months of 2018.

During the first quarter of 2019, the Company consolidated the Composites Group by relocating the Composite Panels Technologies Division based in Salisbury, North Carolina to the Canadian Commercial Vehicle Division located in Kelowna, British Columbia.  Non-recurring costs incurred in the second quarter and first six months of 2019 were $0.2 million and $1.0 million, respectively. These costs included the sale of inventory, fixed assets, moving costs, severance and lease termination costs.  The facility was closed in April 2019.

During the second quarter of 2019, the Company discontinued the Velvac Road IQ development operations based in Bellingham, Washington.  Non-recurring costs related to the discontinuation in the second quarter and the first six months of 2019 were $3.7 million in total, which included the write-off of fixed assets, inventory, intangible assets, severance, lease termination costs, and other non-recurring operating expenses.  These costs were partially offset by the reversal of a $2.1 million contingent liability the Company established with the acquisition of Velvac in April of 2017, which is no longer applicable as of June 29, 2019, resulting in a net charge to earnings of $1.6 million.

Interest expense decreased $0.1 million or 16% in the second quarter of 2019 as compared to the second quarter of 2018 and decreased $0.1 million or 9% in the first six months of 2019 as compared to the first six months of 2018.

Other income increased $0.4 million or 160% in the second quarter of 2019 compared to the second quarter of 2018 primarily due to the sale of land at the Company headquarters location, which resulted in a gain of $0.6 million.

Net Income for the second quarter of 2019 decreased to $2.5 million, or $0.40 per diluted share, from $3.3 million, or $0.52 per diluted share, for the second quarter of 2018.  Net Income for the first six months of 2019 decreased to $4.1 million, or $0.65 per diluted share, from $6.4 million, or $1.01 per diluted share, for the first six months of 2018. Net income in the second quarter of 2019 and for the six months ended June 29, 2019, the Company incurred significant one-time costs of $1.4 million and $2.0 million in restructuring costs, respectively, net of tax.

A more detailed analysis of the Company's results of operations and financial condition is provided below.

Results of Operations

The following table displays selected line items from the condensed consolidated statements of operations as a percentage of net sales, by segment, for the periods indicated:

	Three Months Ended June 29, 2019
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	76.3%	68.3%	88.0%	75.6%
Gross margin	23.7%	31.7%	12.0%	24.4%

Product development expense	4.2%	3.7%	—	3.5%
Selling and administrative expense	12.8%	16.5%	7.9%	13.1%
Restructuring cost	4.7%	—	—	2.9%
Operating profit	2.0%	11.5%	4.1%	4.9%

	Three Months Ended June 30, 2018
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	75.3%	70.3%	87.5%	75.3%
Gross margin	24.7%	29.7%	12.5%	24.7%

Product development expense	3.1%	2.6%	—	2.6%
Selling and administrative expense	14.6%	17.8%	9.6%	14.9%
Operating profit	7.0%	9.3%	2.9%	7.2%

The following table displays the change in net sales and operating profit by segment for the second quarter of 2019 compared to the second quarter of 2018 (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$1,637	$(1,385)	$327	$579

Volume	-2.5%	-8.7%	-6.5%	-4.8%
Prices	0.2%	0.6%	2.1%	0.5%
New products	6.9%	0.4%	9.0%	5.3%
	4.6%	-7.7%	4.6%	1.0%

Operating profit	$(1,771)	$239	$103	$(1,429)
	-5.0%	2.2%	1.2%	-2.4%

The following table displays selected line items from the condensed consolidated statements of operations as a percentage of net sales, by segment, for the periods indicated:

	Six Months Ended June 29, 2019
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	76.6%	69.6%	89.7%	76.4%
Gross margin	23.4%	30.4%	10.3%	23.6%

Product development expense	4.2%	4.0%	—	3.6%
Selling and administrative expense	13.1%	17.2%	7.7%	13.5%
Restructuring costs	3.5%			2.2%
Operating profit	2.6%	9.2%	2.6%	4.3%

	Six Months Ended June 30, 2018
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	75.1%	70.6%	86.5%	75.2%
Gross margin	24.9%	29.4%	13.5%	24.8%

Product development expense	2.9%	2.9%	—	2.6%
Selling and administrative expense	14.7%	18.5%	9.3%	15.1%
Operating profit	7.3%	8.0%	4.2%	7.1%

The following table displays the change in net sales and operating profit by segment for the first six months of 2019 compared to the first six months of 2018 (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$3,484	$(1,822)	$355	$2,017

Volume	-0.6%	-7.2%	-8.0%	-3.3%
Prices	-0.1%	0.8%	2.1%	0.4%
New products	5.5%	0.9%	8.3%	4.6%
	4.8%	-5.5%	2.4%	1.7%

Operating profit	$(3,269)	$226	$(224)	$(3,267)
	-4.7%	1.2%	-1.6%	-2.8%

Industrial Hardware Segment

Net sales in the Industrial Hardware Segment increased 5% in the second quarter and 5% in the first six months of 2019 as compared to the corresponding periods of 2018.  Net sales increased in the Class 8 truck, distribution and specialty vehicles markets. New products contributed 7% in the second quarter and 6% in the first six months of 2019 as compared to the corresponding periods of 2018.  New products included a Class 8 hood mount mirror, mini rotary with adapter, a vent assembly for Class 8 trucks, and a molded toolbox latching system for pickup trucks.

Cost of products sold increased by 6% in the second quarter and 7% in the first six months of 2019, as compared to the corresponding periods of 2018.  Material costs increased due to higher sales volume and higher material costs incurred in producing the new Class 8 truck mirror program awarded in 2018.  Many of the components utilized incurred at higher than normal costs.  Some of these components have yet to be resourced to more cost-competitive suppliers.  We believe that cost will nominalize once all components are tested and approved by the Company's customer, which we expect to occur by the end of October of 2019.  Further impacting the first six months of 2019 were increased freight costs, which were up $0.3 million, or 10%, over the first six months of 2018 due to a slowdown at the Port of Long Beach, California, in addition to forecasting errors that resulted in expedited shipping costs at the Company's expense.  The Company experienced tariff costs on China-sourced products of $0.3 million in the second quarter and $0.5 million in the first six months of 2019, which were not incurred in the comparable periods of 2018.

Gross margin as a percentage of net sales was 24% in the second quarter of 2019 as compared to 25% in the second quarter of 2018.  Gross margin as a percentage of net sales was 23% in the first six months of 2019 as compared to 25% in the first six months of 2018.

Product development expense as a percentage of net sales was 4% in the second quarter of 2019 and the first six months of 2019 as compared to 3% in the corresponding periods of 2018.  The increase in the 2019 periods reflects a continuation in the development of the Class 8 truck hood mount mirror program.

Restructuring costs incurred in the second quarter of 2019 related to the discontinuation of the Velvac Road IQ development operations based in Bellingham, Washington.  Non-recurring costs recorded in the second quarter and first six months of 2019 were $3.7 million in total, which included the write-off of fixed assets, inventory, intangible assets, severance. lease termination costs, and other non-recurring operating expenses.  These costs were partially offset by the reversal of a $2.1 million contingent liability the Company established with the acquisition of Velvac in April of 2017, resulting in a net write-off of $1.6 million in the second quarter of 2019.

Selling and administrative expenses decreased 11% in the second quarter of 2019 as compared to the second quarter of 2018, primarily as a result of a decline in payroll and payroll-related expenses.  Selling and administrative expenses decreased 9% in the first six months of 2019 compared to the first six months of 2018.

Security Products Segment

Net sales in the Security Products Segment decreased by 8% in the second quarter and 6% in the first six months of 2019 as compared to the corresponding periods of 2018.  This decrease in net sales reflects lower demand for the Company's commercial laundry products and the termination of a supply contract with a customer to manufacture mechatronic padlock systems for cellphone tower security access applications.  New product sales contributed 1% in the first six months of 2019 as compared to the first six months of 2018 and included sales of an electronic switch lock for the mass transit industry.

Cost of products sold decreased by 10% in the second quarter and 7% for the first six months of 2019 as compared to the corresponding periods of 2018, as a result of decreased sales volume and a reduction in the price of copper.  Copper is an important material in the products this segment produces.  The price of copper decreased by 12% in the first six months of 2019.

Gross margin as a percentage of net sales was 32% in the second quarter and 30% in the first six months of 2019, as compared to 30% in the corresponding periods of 2018.  The increase in gross margin in the second quarter of 2019 reflects the mix of products produced and a reduction in raw materials costs.

Product development expense as a percentage of net sales was 4% in the second quarter and first six months of 2019, as compared to 3% for the corresponding periods of 2018.  The increase reflects the continued development of a Blue tooth locking product and a blade key core.

Selling and administrative expenses decreased 15% in the second quarter and 12% in the first six months of 2019, as compared to the corresponding periods of 2018, primarily as a result of a decline in payroll and payroll-related expenses.

Metal Products Segment

Net sales in the Metal Products Segment increased 5% in the second quarter and 2% in the first six months of 2019 as compared to the corresponding periods of 2018.   Net sales to mining customers decreased by 4% while net sales to industrial casting customers increased by 15% in the first six months of 2019 as compared to the first six months of 2018.  Sales volume decreased by 7% while new product net sales and price increases contributed 11% during the second quarter of 2019 as compared to the second quarter of 2018.  New product net sales included various industrial castings serving the agriculture market.

Cost of products sold increased 5% in the second quarter and 6% in the first six months of 2019, as compared to the corresponding periods in 2018 primarily as a result of increased sales volume and under absorption of overhead costs due to lower production levels not sufficient to cover fixed operating expenses.

Gross margin as a percentage of net sales was 12% in the second quarter of 2019 as compared to 13% in the second quarter of 2018. Gross margin as a percentage of net sales was 10% in the first six months of 2019 as compared to 14% in the first six months of 2018.

Selling and administrative expenses decreased 14% in the second quarter of 2019 and 15% in the first six months of 2019 as compared to the corresponding periods of 2018, primarily as a result of a decrease in payroll and payroll-related expenses.

Liquidity and Sources of Capital

The Company generated approximately $8.7 million of cash from its operations during the first six months of 2019 compared to approximately $5.6 million during the same period in 2018.  The Company allocated $6.3 million of its cash towards its long-term debt, of which $5.5 million was an accelerated payment.  The Company also repatriated $0.7 million from its Canadian operations and $0.5 million from its Mexican operations in the first half of 2019.  The Company expects to repatriate $2.5 million from its Chinese operations in the third quarter of 2019.  Cash flow from operations coupled with cash at the beginning of the 2019 fiscal year was sufficient to fund capital expenditures, debt service, and dividend payments.

Additions to property, plant and equipment were approximately $1.3 million for the first six months of 2019 and $1.2 million for the corresponding period of 2018.  As of June 29, 2019, there was approximately $0.2 million of outstanding commitments for capital expenditures.

The following table shows key financial ratios at the end of each specified period:

	Second Quarter 2019	Second Quarter 2018	Year End 2018
Current ratio	3.5	3.0	3.4
Average days' sales in accounts receivable	49	46	44
Inventory turnover	3.8	3.6	3.4
Total debt to shareholders' equity	22.3%	38.3%	29.6%

The following table shows important liquidity measures as of the balance sheet date for each specified period (in millions):

	Second	Second	Year
	Quarter	Quarter	End
	2019	2018	2018
Cash and cash equivalents
- Held in the United States	$4.9	$4.1	$5.6
- Held by a foreign subsidiary	8.8	14.9	8.3
	13.7	19.0	13.9

Working capital	71.0	68.6	71.0
Net cash provided by operating activities	8.7	5.6	12.9
Change in working capital impact on net cash (used) in operating activities	(0.8)	(3.5)	(5.9)
Net cash (used) in investing activities	(1.3)	(7.7)	(10.4)
Net cash (used) in financing activities	(7.6)	(1.2)	(10.4)

Inventories of $49.3 million represent a decrease of 7% on June 29, 2019, as compared to $52.7 million at the end of the fiscal year 2018.  Inventories decreased by 1% in the second quarter of 2019, as compared to $49.9 million at the end of the second fiscal quarter of 2018.  Accounts receivable, less allowances were $32.1 million on June 29, 2019, as compared to $30.3 million at the 2018 fiscal year-end and $30.5 million at the end of the second fiscal quarter of 2018.

Cash, cash flow from operating activities and funds available under the revolving credit portion of the Restated Loan Agreement are expected to be sufficient to cover future foreseeable working capital requirements.

Subsequent to date of this report and prior to filing this report, the Company paid an additional $2.5 million on its long-term debt.

On July 27, 2017, the Financial Conduct Authority (FCA), a regulator of financial services firms in the United Kingdom, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The FCA and submitting LIBOR banks have indicated they will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board. Other financial services regulators and industry groups are evaluating the possible phase-out of LIBOR and the development of alternate reference rate indices or reference rates. Some of our assets and liabilities are indexed to LIBOR. We are evaluating the potential impact of the possible replacement of the LIBOR benchmark interest rate, but are not able to predict whether LIBOR will cease to be available after 2021, whether the alternative rates the Federal Reserve Board proposes to publish will become market benchmarks in place of LIBOR, or what the impact of such a transition will have on our business, financial condition, or results of operations. Reform of, or the replacement or phasing out of, LIBOR and proposed regulation of LIBOR and other "benchmarks" may materially adversely affect the amount of interest paid on any LIBOR-based loans, investment securities and borrowings of the Company and the Company's business, financial condition and results of operations."

Off-Balance Sheet Arrangements

As of the end of the fiscal quarter ended June 29, 2019, the Company does not have any material transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons, as described by Item 303(a)(4) of Regulation S-K, that have or are reasonably likely to have a material current or future impact on the Company's financial condition, results of operations, liquidity, capital expenditures, capital resources or significant components of revenues or expenses.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of the Company's status as a smaller reporting company pursuant to Rule 12b-2 of the Exchange Act, the Company is no longer required to provide the information under this Item 3, of Form 10-Q pursuant to Item 305 of Regulation S-K.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of the end of the quarter ended June 29, 2019, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 240.13a-15.  As defined in Exchange Act Rules 240.13a-15(e) and 240.15d-15(e), "the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure."

The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  Based upon their evaluation, the CEO and CFO have concluded that these controls and procedures are effective at the "reasonable assurance" level as of June 29, 2019.

Changes in Internal Control Over Financial Reporting:

During the period covered by this Quarterly Report on Form 10-Q, there have been no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company is a party to various legal proceedings from time to time-related to its normal business operations.  As of the end of the quarter ended June 29, 2019, the Company is not involved in any legal proceedings.

In 2010, the Company was contacted by the State of Illinois regarding potential ground contamination at its plant in Wheeling, Illinois. The Company entered into a voluntary remediation program in Illinois and engaged an environmental clean-up company to perform testing and develop a remediation plan. Since 2010, the environmental company completed a number of tests and the design of a final remediation system was approved in the second quarter of 2018. As of the end of the third quarter of 2018, the remediation plan was completed. The State of Illinois has received the documentation related to the remediation and is in the process of approving the final documentation.  The total estimated cost for the remediation system is anticipated to be approximately $50,000, which the Company previously accrued for and expensed in prior years.

In 2016, the Company created a plan to remediate a landfill of spent foundry sand maintained at the Company's metal casting facility in New York. This plan was agreed to by the New York Department of Environmental Conservation (the "DEC") on March 27, 2018. Based on estimates provided by the Company's environmental engineers, the anticipated cost to remediate and monitor the landfill was $430,000. The Company accrued for and expensed the entire $430,000 in the first quarter of 2018 and fiscal 2017.  In the Fall of 2018, detailed construction drawings were prepared by an outside consultant in conjunction with informal progress reviews by the New York State Department of Environmental Conservation (the "NYSDEC"). Long-term groundwater monitoring commenced in April of 2019.  Verbal approval for the closure plan was received from the NYSDEC in May of 2019.   Written approval is anticipated in the third quarter of 2019.  Construction of the closure remedies, including improved drainage system, regrading, and installation of a low permeability cap, is anticipated in October of 2019.  In the Winter of 2020, following the completion of construction work, a closure report and maintenance plan will be prepared for the NYSDEC. This closure report and maintenance plan will document the work done and request acknowledgment of satisfactory completion of the Order on Consent between Frazer and Jones, and the NYSDEC.

ITEM 1A – RISK FACTORS

The Company's business is subject to a number of risks, some of which are beyond its control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the Company's shareholders should carefully consider the factors discussed in Item 1A.  "Risk Factors" of the Company's 2018 Form 10-K, as filed with the SEC on March 14, 2019.  These risk factors could have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity and could cause its operating results to vary significantly from period to period. As of June 29, 2019, there have been no material changes to the risk factors disclosed in the Company's 2018 Form 10-K. The Company may also disclose changes to such risk factors or disclose additional risk factors from time to time in its future filings with the SEC.  Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition, or operating results.

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

101) The following materials from Eastern Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2019, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 29, 2019, and June 30, 2018; (ii) Condensed Consolidated Statement Balance Sheet at June 29, 2019 and June 30, 2018; (iii) Condensed Consolidated Statement of Cash Flows for the six months ended June 29, 2019 and June 30, 2018; and (iv) Notes to the (Unaudited) Condensed Consolidated Financial Statements**.

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

THE EASTERN COMPANY
(Registrant)
DATE: August 8, 2019	/s/August M. Vlak
August M. Vlak President and Chief Executive Officer

DATE: August 8, 2019	/s/John L. Sullivan III
John L. Sullivan III Vice President and Chief Financial Officer