Form 10-Q
period 2019-09-28
EASTERN CO
filed 2019-11-07
CIK 31107

 The following table summarizes the consideration paid for Big 3 Precision and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date, as well as the fair value at the acquisition date.
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 28, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________________ to _______________

Commission File Number 001-35383

THE EASTERN COMPANY
(Exact name of registrant as specified in its charter)

Connecticut	06-0330020
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

112 Bridge Street, Naugatuck, Connecticut	06770
(Address of principal executive offices)	(Zip Code)

(203)-729-2255
Registrant’s telephone number

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, No Par Value	EML	NASDAQ Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).             Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of September 28, 2019, 6,238,317 shares of the registrant’s common stock, no par value per share, were issued and outstanding.

The Eastern Company
Form 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2019

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net sales	$60,692,645	$57,357,442	$183,015,723	$177,663,291
Cost of products sold	(45,754,911)	(43,139,780)	(139,243,164)	(133,670,797)
Gross margin	14,937,734	14,217,662	43,772,559	43,992,494

Product development expenses	(825,425)	(2,004,919)	(5,240,004)	(5,089,178)
Selling and administrative expenses	(8,391,898)	(7,472,335)	(24,866,665)	(25,602,515)
Restructuring costs	—	—	(2,651,877)	—
Operating profit	5,720,411	4,740,408	11,014,013	13,300,801

Interest expense	(420,377)	(310,507)	(974,536)	(918,897)
Other income	188,623	228,787	789,371	673,287
Income before income taxes	5,488,657	4,658,688	10,828,848	13,055,191

Income taxes	1,295,575	892,027	2,535,033	2,929,858
Net income	$4,193,082	$3,766,661	$8,293,815	$10,125,333

Earnings per Share:
Basic	$.67	$.60	$1.33	$1.62

Diluted	$.67	$.60	$1.33	$1.61

Cash dividends per share:	$.11	$.11	$.33	$.33

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net income	$4,193,082	$3,766,661	$8,293,815	$10,125,333
Other comprehensive income/(loss):
Change in foreign currency translation	(537,751)	(540,998)	(346,657)	(815,314)
Change in marketable securities, net of tax benefit/(cost) of: 2019 – $176 and $(288) respectively 2018 - $5,853 and $5,435 respectively	538	19,801	(882)	18,383
Change in fair value of interest rate swap, net of tax benefit/(cost) of: 2019 – $15,720 and $85,537 respectively 2018 – $12,263 and $71,428 respectively	(49,780)	38,833	(270,866)	265,480
Change in pension and postretirement benefit costs, net of taxes of: 2019 – $75,138 and $217,014 respectively 2018 – $65,842 and $197,527 respectively	235,859	222,725	681,221	668,174
Total other comprehensive income/(loss)	(351,134)	(259,639)	62,816	136,723
Comprehensive income	$3,841,948	$3,507,022	$8,356,631	$10,262,056

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	September 28, 2019	December 29, 2018
	(Unaudited)
Current Assets
Cash and cash equivalents	$11,983,328	$13,925,765
Marketable securities	33,759	—
Accounts receivable, less allowances: $546,000 - 2019; $680,000 -2018	43,536,854	30,285,316
Inventories	52,761,230	52,773,209
Prepaid expenses and other assets	4,421,384	3,071,888
Refundable taxes	1,081,011	1,133,847
Total Current Assets	113,817,566	101,190,025

Property, Plant and Equipment	87,406,814	73,768,615
Accumulated depreciation	(46,563,361)	(43,915,238)
	40,843,453	29,853,377

Goodwill	78,965,485	34,840,376
Trademarks	5,479,063	3,686,063
Patents and other intangibles net of accumulated amortization	28,454,738	10,281,720
Right of Use Assets	10,280,814	—
Deferred income taxes	1,396,006	1,396,006
	124,576,105	50,204,165
TOTAL ASSETS	$279,237,125	$181,247,567

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND SHAREHOLDERS’ EQUITY	September 28, 2019	December 29, 2018
	(Unaudited)
Current Liabilities
Accounts payable	$20,457,927	$18,497,626
Accrued compensation	3,579,677	4,159,808
Other accrued expenses	6,134,991	3,095,666
Contingent liability	—	2,070,000
Current portion of long-term debt	5,187,689	2,325,000
Total Current Liabilities	35,360,284	30,148,100

Deferred income taxes	8,630,744	1,516,012
Other long-term liabilities	1,703,535	353,856
Lease Liability	10,280,814	—
Long-term debt, less current portion	94,852,921	26,350,000
Accrued postretirement benefits	326,489	648,635
Accrued pension cost	24,470,438	25,362,325

Shareholders’ Equity
Preferred Stock, no par value:
Authorized and unissued: 2,000,000 shares
Common Stock, no par value, Authorized: 50,000,000 shares	30,440,228	29,994,890
Issued: 8,973,046 shares in 2019 and 8,965,987 shares in 2018
Outstanding: 6,238,317 in 2019 and 6,231,258 in 2018
Treasury Stock: 2,734,729 shares in 2019 and 2,734,729 shares in 2018	(20,169,098)	(20,169,098)
Retained earnings	115,906,469	109,671,362
Accumulated other comprehensive income (loss):
Foreign currency translation	(2,452,986)	(2,106,329)
Unrealized loss on marketable securities, net of tax	(882)	—
Unrealized gain (loss) on interest rate swap, net of tax	(104,422)	166,444
Unrecognized net pension and postretirement benefit costs, net of tax	(20,007,409)	(20,688,630)
Accumulated other comprehensive loss	(22,565,699)	(22,628,515)
Total Shareholders’ Equity	103,611,900	96,868,639
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$279,237,125	$181,247,567

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 28, 2019	September 29, 2018
Operating Activities
Net income	$8,293,815	$10,125,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,807,479	3,483,035
Unrecognized pension and postretirement benefits	134,199	(2,197,580)
Loss on restructuring, equipment and other assets	1,727,788	55,823
Provision for doubtful accounts	51,711	211,292
Stock compensation expense	445,338	268,412
Changes in operating assets and liabilities:
Accounts receivable	359,606	(4,116,321)
Inventories	3,217,736	(4,730,310)
Prepaid expenses and other	762,646	(158,549)
Other assets	(589,448)	(6,864)
Accounts payable	(1,815,309)	2,614,554
Accrued compensation	(1,680,668)	(200,967)
Other accrued expenses	(2,202,622)	1,747,682
Net cash provided by operating activities	12,512,271	7,095,540

Investing Activities
Marketable securities	(33,759)	(174,145)
Business acquisition, net of cash acquired	(81,155,753)	(4,994,685)
Capitalized software	—	(1,311,567)
Purchases of property, plant and equipment	(1,896,128)	(2,850,365)
Net cash used in investing activities	(83,085,640)	(9,330,762)

Financing Activities
Proceeds from short term borrowings	—	7,000,000
Payments on revolving credit note	—	(12,000,000)
Proceeds from long-term borrowings	100,000,000	—
Principal payments on long-term debt	(29,009,769)	(1,162,500)
Purchase common stock for the Treasury	—	(315,061)
Dividends paid	(2,058,697)	(2,067,957)
Net cash provided by (used) in financing activities	68,931,534	(8,545,518)

Effect of exchange rate changes on cash	(300,602)	(323,034)
Net change in cash and cash equivalents	(1,942,437)	(11,103,774)

Cash and cash equivalents at beginning of period	13,925,765	22,275,477
Cash and cash equivalents at end of period	$11,983,328	$11,171,703

Non-cash investing and financing activities
Right of use asset	10,280,814
Lease liability	(10,280,814)
See accompanying notes.

THE EASTERN COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 28, 2019

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. Refer to the consolidated financial statements and notes thereto of the Eastern Company (the “Company”) included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2018, as filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2019 (the “2018 Form 10-K”) for additional information.

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

Business Combination

On August 30, 2019, the Company and its newly-formed wholly-owned subsidiary, Eastern Engineered Systems, Inc., a Delaware corporation (“EES” and with the Company, the “Company Parties”) entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Big 3 Holdings, LLC, a Delaware limited liability company (“Seller”), Big 3 Precision Mold Services, Inc., a Delaware corporation and wholly-owned Subsidiary of Seller (“Big 3 Mold”), and Big 3 Precision Products, Inc., a Delaware corporation and wholly owned Subsidiary of Seller (“Big 3 Products”), Industrial Design Innovations, LLC, a Delaware limited liability company and wholly-owned Subsidiary of Big 3 Products (“Design Innovations”), Sur-Form, LLC, a Delaware limited liability company and wholly-owned Subsidiary of Big 3 Products (“Sur-Form”), Associated Toolmakers Limited, a limited company formed under the laws of England and Wales and wholly-owned Subsidiary of Big 3 Mold (“Associated” and together with Big 3 Mold, Big 3 Products, Design Innovations and Sur-Form, collectively “Big 3 Precision”), TVV Capital Partners III, L.P., a Delaware limited partnership (“TVV III”), TVV Capital Partners III-A, L.P., a Delaware limited partnership (“TVV IIIA”), Alan Scheidt, (“Scheidt”), Todd Riley (“Riley”), Clinton Hyde (“Hyde,” and together with TVV-III, TVV-IIIA, Scheidt and Riley, the “Seller Owners”), and Big 3 Holdings, LLC, a Delaware limited liability company, as the initial Seller Representative (the “Seller Representative”). The Seller and the Seller Owners are collectively the “Selling Parties”.  On August 30, 2019, pursuant to the Stock Purchase Agreement, the Company, through EES, acquired all of the outstanding equity interests of Big 3 Precision Products and Big 3 Mold Services, and indirectly through them, all of the outstanding equity interests in Design Innovation, Sur-Form and Associated, for an adjusted purchase cash price of $81.2 million.  The acquisition was financed with a combination of $2.1 million of cash on hand, and a $100.0 million credit agreement (the “Credit Agreement”) with Santander Bank, N.A., for itself, People’s United Bank, N. A. and TD Bank, N.A. as lenders and a $20 million revolving credit line with lenders through a credit agreement (the “Credit Agreement”). In connection with the Credit Agreement, the Company also used its cash to repay the remaining balance (approximately $19.1 million) of its then outstanding term loan with People’s United N.A.

Leases

Commencing with the financial statements contained in the Quarterly Report on Form 10-Q for the period ended March 30, 2019, in accordance with ASU No. 2016-02, Leases (“Topic 842”), right of use assets and lease liabilities have been separately identified on the balance sheet for the current period.  See Note D – Right of Use Assets.

Note B – Earning Per Share

The denominators used to calculate earnings per share are as follow:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Basic:
Weighted average shares outstanding	6,236,225	6,262,332	6,233,894	6,263,733

Diluted:
Weighted average shares outstanding	6,236,225	6,262,332	6,233,894	6,263,733
Dilutive stock options	17,996	27,916	17,996	27,916
Denominator for diluted earnings per share	6,254,221	6,290,248	6,251,890	6,291,649

Note C – Inventories

Inventories consist of the following components:

	September 28, 2019	December 29, 2018

Raw material and component parts	$17,837,116	$17,841,166
Work in process	8,958,168	8,960,202
Finished goods	25,965,946	25,971,841
Total inventories	$52,761,230	$52,773,209

Note D – Right-of-Use Assets

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (“Topic 842”). ASU 2016-02 requires lessees to present right-of-use (“ROU”) assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months.  See Note M – Recent Accounting Pronouncements.

In calculating the effect of ASU 2016-02, the Company elected the transition method thereby not restating comparable periods.  The Company elected to account for non-lease components as part of the lease component to which they relate.  Lease accounting involves significant judgments, including making estimates related to the lease term, lease payments, and discount rate.  In accordance with the guidance, the Company recognized ROU assets and lease liabilities for all leases with a term greater than 12 months.

The Company has operating leases for buildings, warehouses and office equipment.  Currently, the Company has 31 operating leases with a ROU asset and lease liability totaling $10,280,814 as of September 28, 2019.  The basis, terms and conditions of the leases are determined by the individual agreements.  The Company’s option to extend certain leases ranges from 12 – 120 months.  All options to extend have been included in the calculation of the ROU asset and lease liability.  The leases do not contain residual value guarantees, restrictions, or covenants that could incur additional financial obligations to the Company.  There are no subleases, sale-leaseback, or related party transactions.

Note E - Debt

On August 30, 2019, the Company entered into the Credit Agreement with Santander Bank, N.A., for itself, People’s United Bank, National Association. and TD Bank, N.A. as lenders, that included a $100 million term portion and a $20 million revolving commitment portion. Proceeds of the term loan were used to repay the Company’s remaining outstanding term loan (and to terminate its existing credit facility) with People’s United Bank, N.A. (approximately $19 million) and to acquire Big 3 Precision. The term portion of the loan requires quarterly principal payments of $1,250,000 for an 18-month period beginning December 31, 2019. The repayment amount then increases to $1,875,000 per quarter beginning September 30, 2021 and continues through June 30, 2023. The repayment amount then increases to $2,500,000 per quarter beginning September 30, 2023 and continues through June 30, 2024. The term loan is a 5-year loan with the remaining balance due on August 30, 2024. The revolving commitment portion has an annual commitment fee of 0.25% based on the unused portion of the revolver. The revolving commitment portion has a maturity date of August 30, 2024. On August 30, 2019, the Company did not borrow any funds on the revolving commitment portion of the facility. The interest rates on the term and revolving credit portion of the Credit Agreement vary.  The interest rates may vary based on the LIBOR rate plus a margin spread of 1.25% to 2.25%.  The Company’s obligations under the Credit Agreement are secured by a lien on certain of the Company’s and its subsidiaries’ assets pursuant to a Pledge and Security Agreement, dated August 30, 2019 with Santander Bank, N.A., as administrative agent.

On August 30, 2019, the Company entered into an interest rate swap contract with Santander Bank, N.A., with an original notational amount of $50,000,000, which was equal to 50% of the outstanding balance of the term loan on that date.  The Company has a fixed interest rate of 1.44% on the swap contract and will pay the difference between the fixed rate and LIBOR when LIBOR is below 1.44% and will receive interest when the LIBOR rate exceeds 1.44%.  On September 28, 2019, the interest rate for half ($50 million) of the term portion was 3.86%, using a one month LIBOR rate, and 3.19% one the remaining balance ($50 million) of the term loan based on a one month LIBOR rate.

The Company’s loan covenants under the Credit Agreement require the Company to maintain a senior net leverage ratio not to exceed 4.25 to 1. In addition, the Company will be required to maintain a fixed charge coverage ratio to be not less than 1.25 to 1.

The interest rates on the Credit Agreement, and interest rate swap contract are susceptible to changes to the method that LIBOR rates are determined and to the potential phasing out of LIBOR after 2021.  Information regarding the potential phasing out of LIBOR is provided below.

On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. In the United States, efforts to identify a set of alternative U.S. Dollar reference interest rates have been initiated by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. At this time, it is not possible to predict whether any such changes will occur, whether LIBOR will be phased out or any such alternative reference rates or other reforms to LIBOR will be enacted in the United Kingdom, the United States or elsewhere or the effect that any such changes, phase-out, alternative reference rates or other reforms, if they occur, would have on the amount of interest paid on the Company’s LIBOR-based borrowings. Uncertainty as to the nature of such potential changes, phase-out, alternative reference rates or other reforms may materially adversely affect interest rates paid by the Company on its borrowings. Reform of, or the replacement or phasing out of, LIBOR and proposed regulation of LIBOR and other “benchmarks” may materially adversely affect the amount of interest paid on the Company’s LIBOR-based borrowings and could have a material adverse effect on the Company’s business, financial condition and results of operations.

Note F - Stock Options and awards

Stock Options

As of September 28, 2019, the Company had one stock option plan, The Eastern Company 2010 Executive Stock Incentive Plan (the “2010 Plan”), for officers, other key employees, and non-employee Directors.  Incentive stock options granted under the 2010 Plan must have exercise prices that are not less than 100% of the fair market value of the Company’s common stock on the dates the stock options are granted.  Restricted stock awards may also be granted to participants under the 2010 Plan with restrictions determined by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”).  Under the 2010 Plan, non-qualified stock options granted to participants have exercise prices determined by the Compensation Committee. During the third quarters of 2019 and 2018, no stock option or restricted stock grants were issued subject to meeting performance measurements.  For the nine months of 2019, the Company used several assumptions, which included an expected term of 3.5 to 4 years, volatility deviation of 28.88% to 32.33% and a risk-free rate of 1.42% to 2.48%.  For the nine months of 2018, the Company used several assumptions, which included an expected term of 3.5 years, volatility deviation of 29.5% and a risk-free rate of 2.33%.

The 2010 Plan also permits the issuance of Stock Appreciation Rights (“SARs”).  The SARs are in the form of an option with a cashless exercise price equal to the difference between the fair value of the Company’s common stock at the date of grant and the fair value as of the exercise date resulting in the issuance of the Company’s common stock.  During the third quarter of 2019, the Company issued 60,000 SARs in relation to the acquisition of Big 3 Precision.

Stock-based compensation expense in connection with SARs previously granted to employees in the third quarter of 2019 and 2018 was approximately $108,000 and $74,000, respectively, and for the first nine months of fiscal years 2019 and 2018 was approximately $281,000 and $203,000, respectively.

As of September 28, 2019, there were 178,500 shares of Company common stock reserved and available for future grant under the above noted 2010 Plan.

  The following tables set forth the outstanding SARs for the period specified:

	Nine Months Ended September 28, 2019		Year Ended December 29, 2018
	Units	Weighted - Average Exercise Price	Units	Weighted - Average Exercise Price
Outstanding at beginning of period	189,167	$21.46	141,500	$20.36
Issued	96,000	23.99	51,000	24.90
Exercised	(1,667)	19.10	--	--
Forfeited	--	--	(3,333)	19.10
Outstanding at end of period	283,500	22.36	189,167	21.46

SARs Outstanding and Exercisable

Range of Exercise Prices	Outstanding as of September 28, 2019	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable as of September 28, 2019	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$19.10-26.30	283,500	3.5	$22.36	38,003	2.5	19.10

The following tables set forth the outstanding stock grants for the period specified:

	Nine Months Ended September 28, 2019		Year Ended December 29, 2018
	Shares	Weighted - Average Exercise Price	Shares	Weighted - Average Exercise Price
Outstanding at beginning of period	25,000	$—	25,000	$—
Issued	—	—	—	—
Forfeited	—	—	—	—
Outstanding at end of period	25,000	—	25,000	—

Stock Grants Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of September 28, 2019	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable as of September 28, 2019	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$0.00	25,000	2.6	—	—	—	—

As of September 28, 2019, outstanding SARs and options had an intrinsic value of $1,180,600.

Note G – Shareholder’s Equity Share Repurchase Program

On May 2, 2018, the Company announced that its Board of Directors had authorized a new program to repurchase up to 200,000 shares of the Company’s common stock. The Company’s share repurchase program does not obligate it to acquire the Company’s common stock at any specific cost per share.  During the third quarter and first nine months of 2019, the Company did not repurchase any shares of its common stock in connection with the share repurchase program.  Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Balance as of December 29, 2019	40,000	$26.58	40,000	160,000
December 29, 2019 – September 28, 2019	—	—	—	—
Balance as of September 28, 2019	40,000	$26.58	40,000	160,000

Note H – Revenue Recognition

The Company’s revenues result from the sale of goods and services and reflect the consideration to which the Company expects to be entitled.  The Company records revenues based on a five-step model in accordance with ASU No. 2016-10, Revenue from Contracts with Customers (“Topic 606”).  The Company has defined purchase orders as contracts in accordance with ASU 2016-10. For its customer contracts, the Company identifies its performance obligations, which are delivering goods or services, determining the transaction price, allocating the contract transaction price to the performance obligations (when applicable), and recognizing the revenue when (or as) the performance obligation is transferred to the customer.  A good or service is transferred when the customer obtains control of that good or service.  The Company’s revenues are recorded at a point in time from the sale of tangible products.  Revenues are recognized when products are shipped.

The Company elected the Modified Retrospective Method (the “Cumulative Effect Method”) to comply with ASU 2016-10.  ASU 2016-10 was adopted on December 31, 2017, which was the first day of the Company’s 2018 fiscal year.  The financial effect of ASU 2016-10 on the September 28, 2019 financial statements was not significant.

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

Note I – Restructuring Costs

The Company has consolidated the Composites Group by relocating the Composite Panels Technologies division based in Salisbury, North Carolina to the Canadian Commercial Vehicle division located in Kelowna, British Columbia.    There were no costs incurred related to the consolidation in the third quarter of 2019. Non-recurring costs for the third quarter and first nine months of 2019 were $1.0 million, which included the write off of inventory in the amount of $0.5 million, fixed assets in the amount of $0.3 million, moving costs in the amount of $0.1 million, severance in the amount of $0.1 million and lease termination costs.  The Composites Group facility was closed in April of 2019.

During the second quarter of 2019, the Company discontinued the Velvac Road IQ development operations based in Bellingham, Washington.  There were no costs related to the discontinuation in the third quarter of 2019.  Non-recurring costs related to the discontinuation of this operation in the first nine months of 2019 were $3.7 million, which included the write-off of fixed assets in the amount of $0.2 million, inventory $0.6 million, intangible assets $2.4 million, severance $0.2 million, lease termination costs $0.3 million, and other non-recurring operating expenses.  These costs were partially offset by the reversal of a $2.1 million contingent liability the Company established with the acquisition of Velvac in April of 2017 which was no longer applicable at September 28, 2019, resulting in a net charge to earnings of $1.6 million.

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

The Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted into law on December 22, 2017. The 2017 Tax Act significantly changed U.S. corporate income tax laws by, among other provisions, reducing the maximum U.S. corporate income tax rate from 35% to 21%, effective in 2018, and creating a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries. Pursuant to SAB118, the Company is allowed a measurement period of up to one year after the enactment date of the 2017 Tax Act to finalize the recording of the related tax impacts. The Company finalized its accounting for the 2017 Tax Act during the fourth quarter of 2018, resulting in a deferred income tax benefit of $507,847 related to the re-measurement of deferred tax assets and liabilities to the new lower statutory rate of 21%.

The total amount of unrecognized tax benefits could increase or decrease within the next 12 months for several reasons, including the closure of federal, state and foreign tax years by the expiration of the statute of limitations and the recognition and measurement considerations under ASU No. 2018-05, Income Taxes (“Topic 740”).  There have been no significant changes to the amount of unrecognized tax benefits during the nine months ended September 28, 2019.  The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will not increase or decrease significantly over the next twelve months.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (“Topic 220”). ASU 2018-02 allows a company to elect a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 Tax Act. ASU 2018-02 is effective for periods beginning after December 15, 2018.  Upon adoption of ASU 2018-02, the Company did not elect to reclassify the tax effects of the 2017 Tax Act from accumulated other comprehensive income to retained earnings.

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

Significant disclosures relating to these benefit plans for the three and nine months periods ended September 28, 2019 and September 29, 2018 are as follows:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Service cost	$263,852	$329,959	$791,558	$989,881
Interest cost	879,080	776,790	2,637,240	2,330,373
Expected return on plan assets	(1,190,329)	(1,304,879)	(3,570,990)	(3,914,637)
Amortization of prior service cost	24,845	32,691	74,535	98,072
Amortization of the net loss	290,548	277,528	871,647	832,584
Net periodic benefit cost	$267,996	$112,089	$803,990	$336,273

	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Service cost	$8,533	$9,256	$24,965	$27,768
Interest cost	1,874	19,290	42,566	57,871
Expected return on plan assets	7,938	(13,913)	(21,025)	(41,738)
Gain on Significant Event	(227,071)	--	(227,071)	--
Amortization of prior service cost	(1,268)	(1,268)	(3,804)	(3,804)
Amortization of the net loss	5,560	(16,397)	(35,454)	(49,193)
Net periodic benefit cost	$(204,434)	$(3,032)	$(219,823)	$(9,096)

During 2019 the Company caused a significant event on its postretirement benefits which was derived from using proceeds of its insurance continuance fund to buy out life insurance contracts on its current retiree group as of June 30, 2019.

The Company's funding policy for its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations.  In the fiscal year 2019, the Company expects to contribute $600,000 into its pension plans and $105,000 into its postretirement plans. As of September 28, 2019, the Company has made contributions of $286,000 to its pension plans, and has contributed $45,000 to its postretirement plan and will make the remaining contributions as required during the remainder of the fiscal year.

The Company has a contributory savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) covering substantially all U.S. non-union employees.  The 401(k) Plan allows participants to make voluntary contributions from their annual compensation on a pre-tax basis, subject to limitations under the Internal Revenue Code.  The 401(k) Plan provides for contributions by the Company at its discretion.

The Company made contributions to the plan as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Regular matching contribution	$125,266	$129,968	$418,329	$436,088
Transitional credit contribution	62,464	68,128	240,840	273,742
Non-discretionary contribution	17,390	17,715	622,519	558,547
Total contributions for the period	$205,120	$215,811	$1,281,688	$1,268,377

The non-discretionary contribution of $565,748 made in the nine months ended September 28, 2019, was accrued for and expensed in the prior fiscal year.

Note L – Segment Information

Financial information by segment is as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Revenues:
Sales to unaffiliated customers:
Industrial Hardware	$39,427,301	$34,210,857	$115,321,597	$106,621,484
Security Products	14,169,694	16,918,909	45,355,397	49,926,265
Metal Products	7,095,650	6,227,676	22,338,729	21,115,542
	$60,692,645	$57,357,442	$183,015,723	$177,663,291

Income before income taxes:
Industrial Hardware	$3,419,052	$1,832,203	$6,369,647	$7,116,732
Security Products	1,762,703	2,406,390	3,703,098	5,055,569
Metal Products	538,656	501,815	941,268	1,128,500
Operating Profit	5,720,411	4,740,408	11,014,013	13,300,801
Interest expense	(420,377)	(310,507)	(974,536)	(918,897)
Other income	188,623	228,787	789,371	673,287
	$5,488,657	$4,658,688	$10,828,848	$13,055,191

Note M - Recent Accounting Pronouncements

Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (“Topic 842”). ASU 2016-02 requires lessees to present right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. The guidance is to be applied at the beginning of the earliest comparative period in the financial statements and is effective for years beginning after December 15, 2018. Early adoption was permitted.  In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842 - Leases. ASU 2018-10 clarifies and increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions.  The guidance is to be applied upon adoption of Topic 842 and is effective for years beginning after December 15, 2018.  Also in July 2018, the FASB issued ASU No. 2018-11, Leases. ASU 2018-11 provides clarification and an additional (and optional) transition method to adopt the new leases standard.  The guidance is to be applied upon adoption of Topic 842 and is effective for years beginning after December 15, 2018.  In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842): Codification Improvements.  ASU No. 2019-01 aligns the new leases guidance with existing guidance for the fair value of the underlying asset by lessors that are not manufacturers or dealers and clarifies an exemption for lessors and lessees from a certain interim disclosure requirement associated with adopting the FASB’s new lease accounting standard.  The guidance is to be applied upon adoption of Topic 842 and is effective for years beginning after December 15, 2018. See Note D – Right-of-Use Assets.

The Company has implemented all new accounting pronouncements that are in effect and that could impact its consolidated financial statements and does not believe that any other new accounting pronouncements have been issued, but are not yet effective, that might have a material impact on the consolidated financial statements of the Company.

Note N - Concentration of risk

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk for the Company is its accounts receivable due from customers. The Company has established credit limits for customers and monitors their balances to mitigate the risk of loss.  As of September 28, 2019, there was one significant concentration of credit risk with a customer Ford Motor Company who has receivables due of $6,315,000 representing 14% of our total accounts receivable.  As of December 29, 2018, there were no significant concentrations of credit risk. No single customer represented more than 10% of the Company’s net accounts receivable as of December 29, 2018. The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable.

Interest Rate Risk

The Company’s exposure to the risk of changes in market interest rates relates primarily to the Company’s debt, which bears interest at variable rates based on the LIBOR rate plus a margin spread of 1.25% to 2.25%. The Company has an interest rate swap with a notional amount of $50,000,000 on September 28, 2019, to convert a portion of its 2019 Credit Agreement from variable to fixed rates. The valuation of this swap is determined using the one month LIBOR rate index and mitigates the Company's exposure to interest rate risk.  Additionally, interest rates on the Company's debt are susceptible to changes to the method that LIBOR rates are determined and to the potential phasing out of LIBOR after 2021. More information regarding the potential phasing out of LIBOR is discussed in greater detail under Item 7 of the Company’s 2018 Form 10-K.

Currency Exchange Rate Risk

The Company’s currency exposure is concentrated in the Canadian dollar, Mexican peso, New Taiwan dollar, Chinese RMB and the Hong Kong dollar.  Because of the Company’s limited exposure to any single foreign market, any currency gains or losses have not been material and are not expected to be material in the future.  As a result, the Company does not attempt to mitigate its foreign currency exposure through the acquisition of any speculative or leveraged financial instruments.

Note O – Business Combination

On August 30, 2019, the Company and its newly-formed wholly-owned subsidiary, Eastern Engineered Systems, Inc., a Delaware corporation (“EES” and with the Company, the “Company Parties”) entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Big 3 Holdings, LLC, a Delaware limited liability company (“Seller”), Big 3 Precision Mold Services, Inc., a Delaware corporation and wholly-owned Subsidiary of Seller (“Big 3 Mold”), and Big 3 Precision Products, Inc., a Delaware corporation and wholly owned Subsidiary of Seller (“Big 3 Products”), Industrial Design Innovations, LLC, a Delaware limited liability company and wholly-owned Subsidiary of Big 3 Products (“Design Innovations”), Sur-Form, LLC, a Delaware limited liability company and wholly-owned Subsidiary of Big 3 Products (“Sur-Form”), Associated Toolmakers Limited, a limited company formed under the laws of England and Wales and wholly-owned Subsidiary of Big 3 Mold (“Associated” and together with Big 3 Mold, Big 3 Products, Design Innovations and Sur-Form, collectively “Big 3 Precision”), TVV Capital Partners III, L.P., a Delaware limited partnership (“TVV III”), TVV Capital Partners III-A, L.P., a Delaware limited partnership (“TVV IIIA”), Alan Scheidt, (“Scheidt”), Todd Riley (“Riley”), Clinton Hyde (“Hyde,” and together with TVV-III, TVV-IIIA, Scheidt and Riley, the “Seller Owners”), and Big 3 Holdings, LLC, a Delaware limited liability company, as the initial Seller Representative (the “Seller Representative”). The Seller and the Seller Owners are collectively the “Selling Parties”.  On August 30, 2019, pursuant to the Stock Purchase Agreement, the Company, through EES, acquired all of the outstanding equity interests of Big 3 Precision Products and Big 3 Mold Services, and indirectly through them, all of the outstanding equity interests in Design Innovation, Sur-Form and Associated, for an adjusted purchase cash price of $81.2 million.  The acquisition was financed with a combination of $2.1 million of cash on hand, and a $100.0 million credit agreement (the “Credit Agreement”) with Santander Bank, N.A., for itself, People’s United Bank, N. A. and TD Bank, N.A. as lenders and a $20 million revolving credit line with lenders through a credit agreement (the “Credit Agreement”). In connection with the Credit Agreement, the Company also used its cash to repay the remaining balance (approximately $19.1 million) of its then outstanding term loan with People’s United N.A.

Through its two divisions, Big 3 Precision Products and Big 3 Precision Mold Services, Big 3 Precision serves diverse markets including truck, automotive, plastic packaging products, packaged consumer goods and pharmaceuticals. In particular, Big 3 Precision Products works with leading manufacturers to design and produce custom returnable packaging to integrate with their assembly processes.  Big 3 Precision Mold Services is a global leader in the design and manufacture of blow mold tools.

The following table summarizes the consideration paid for Big 3 Precision and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date, as well as the fair value at the acquisition date.

At August 30, 2019:

Consideration
Cash	$338,714
Debt	80,817,039
$81,155,753
Recognized amounts of identifiable assets acquired and liabilities assumed
Accounts receivable	$13,649,937
Inventory	3,240,382
Prepaid and other assets	32,268
Property plant and equipment	13,770,170
Other noncurrent assets	1,337,337
Other intangible assets	21,054,000
Current liabilities	(4,910,384)
Deferred revenue	(1,585,709)
Income tax payable	(2,039,117)
Note payable	(375,379)
Deferred tax liabilities	(7,114,732)
Total identifiable net assets	37,058,773
Goodwill	44,096,980
$81,155,753

Accounts Receivable

Acquired receivables are amounts due from customers, and are stated at net realizable value.

Inventories

The estimated fair value of inventories acquired, which is at net realizable value.

Property, Plant and Equipment

The property plant and equipment are estimated at net realizable value at the time of the acquisition.

Intangible Assets

The estimated fair value of identifiable intangible assets is determined primarily using the Income Approach method which is a valuation technique that provides an estimate of the fair value of an asset based on the market participant’s expectations of the cash flows that an asset would generate over its remaining useful life. Some of the more significant assumption inherent in the development of the identifiable intangible assets valuation, from the perspective of a market participant, include the estimate net cash flows for each year for each project or product, the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, competitive trends impacting the asset and each cash flow stream as well as other factors.

Goodwill Allocation

Goodwill of $44,096,980 arising from the acquisition consists of the difference between the consideration paid and the fair value of the assets and liabilities acquired. None of the goodwill recognized is expected to be deductible for income tax purposes.

Current Liabilities

Acquired current liabilities are amounts owed to vendors or accrued expenses.

Deferred Revenue

Deferred revenue is the amount of customers deposits at the time of the acquisition.

Income taxes

Income taxes are the estimated amount of state and federal taxes to settle certain tax positions prior to the acquisition.

Deferred Tax Liability

The deferred tax liability is stated at estimated tax liability due to the difference in the book basis of assets compared to the tax basis of those assets at the time of acquisition.

Acquisition Related Expenses

Included in general and administrative expenses in the consolidated statements of operations for the three and nine month periods ended September 28, 2019 were $765,000 and $1,184,000, respectively, for acquisition expenses.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in the Company’s financial position and results of operations for the quarter and nine months ended September 28, 2019. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 29, 2018 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s 2018 Form 10-K, which was filed with the SEC on March 14, 2019 (the “2018 Form 10-K”).

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

The risks and uncertainties that could cause actual results to differ from those described in the forward-looking statements depend on a variety of factors, including changing customer preferences, lack of success of new products, loss of customers, competition, increased raw material prices, tariffs, including the anticipated tariff on Chinese products in 2019 as proposed by the U.S. Trade Representative, problems associated with foreign sourcing of parts and products, changes within the Company’s industry segments and in the overall economy, litigation, legislation and the impact of  acquisitions and related integration. In addition, terrorist threats and the possible responses by the U.S. and foreign governments, the effects on consumer demand, the financial markets, the travel industry, the trucking industry and other conditions increase the uncertainty inherent in forward-looking statements.

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

Overview

On August 30, 2019, the Company acquired 100% of the outstanding shares of Big 3 Precision for an adjusted purchase price of $81.2 million.  Among the primary reasons why the Company entered into the acquisition with Big 3 Precision, and the factors that contributed to a purchase price resulting in the recognition of goodwill, were Big 3 Precision’s history of operating margins and profitability, cash flow, and sales growth over the past 5 years.  Big 3 Precision Products and Big 3 Precision Mold Services, Big 3 Precision serves diverse markets including truck, automotive, plastic packaging products, packaged consumer goods and pharmaceuticals.  In particular, Big 3 Products works with leading manufacturers to design and produce custom returnable packaging to integrate with their assembly processes.  Big 3 Mold is a global leader in the design and manufacture of blow mold tools.  The acquisition was financed with a combination of $2.1 million of cash on hand and a $100.0 million credit agreement with Santander Bank, N.A., for itself, People’s United Bank, N.A. and TD Bank, N.A. as lenders that included a $20 million revolving credit line with lenders through a credit the Credit Agreement. In connection with the Credit Agreement, the Company also used its cash to repay the remaining balance (approximately $19.1 million) of its then outstanding term loan with People’s United Bank, N.A.

Net sales in the third quarter of 2019 increased 6% to $60.7 million as compared to $57.4 million in the third quarter of 2018.  Net sales increased in the Industrial Hardware Segment by 15% in the third quarter of 2019 as compared to net sales in the third quarter of 2018 as a result of strong sales growth in Class 8 trucks, distribution and specialty vehicle markets, in addition to the acquisition of Big 3 Precision.  Net sales decreased in the Security Products Segment by 16% in the third quarter of 2019 as compared to net sales in the third quarter of 2018.  Sales from the Load N Lock business which was acquired in June 2018 partially offset the impact of lower demand for commercial laundry products, a decline in our point of sale security products, the termination of a supply contract with a customer to manufacture mechatronic padlock systems for cellphone tower security access applications and the loss of a customer servicing the recreational vehicles market.  Net sales increased in the Metal Products Segment by 14% in the third quarter of 2019 as compared to net sales in the third quarter of 2018 as a result of a 20% increase in sales to mining product customers and an increase of 3% in sales to industrial casting customers, as compared to sales to these customers in the third quarter of 2018.

Total sales volume in the third quarter of 2019 decreased by 2%, while new products contributed 6%, as compared to the third quarter of 2018.  A net sales volume decline in the Security Products Segment, a decline in the Recreational Vehicle market, in addition to a decline in our composite panels business more than offset the addition of one month of sales related to the acquisition of Big 3 Precision.  New products included a hood mount truck mirror, a molded toolbox latching system for pickup trucks, an electronic switch lock, a key lock for the storage industry and a canopy lock assembly for the vehicle industry and various industrial castings for the agricultural market.

Net sales in the first nine months of 2019 increased $5.4 million or 3% compared to net sales in the first nine months of 2018.  Sales volume of existing products decreased by 3% while sales of new products increased by 5% in the first nine months of 2019 as compared to the first nine months of 2018.  Net sales increased in the Industrial Hardware Segment and the Metal Products Segment by 8% and 6% respectively and decreased in the Security Product Segment by 9% in the first nine months of 2019 as compared to the corresponding period in 2018.

Cost of products sold in the third quarter of 2019 increased by $2.6 million or 6% as compared to the third quarter of 2018.  The increase in cost of products sold for the third quarter of 2019 reflects the mix of products sold, increased costs due to additional sales volume, and costs incurred in producing the new Class 8 truck mirror program that was awarded in 2018.  The Company has been actively re-sourcing higher components cost items to more cost competitive suppliers and working through the Production Part Approval Process (“PPAP”), which was completed at the end of October2019.  Not all required components for the truck mirror program have been approved for alternate suppliers who offer more favorable pricing.  The increase in cost of products sold in the third quarter of 2019 was partially offset by a decrease in raw material prices.  The Company experienced $0.9 million in tariff-related costs on China-sourced products in the third quarter of 2019 which were not incurred in the third quarter of 2018.  Raw material pricing declined by 13% for hot rolled steel, 3% for cold-rolled steel, 24% for scrap iron, 5% for copper and 18% for zinc in the third quarter of 2019 as compared to the third quarter of 2018.

Cost of products sold in the first nine months of 2019 increased by $5.6 million or 4% as compared to the first nine months of 2018.   Material costs increased by $2.2 million reflecting higher sales volume and higher material costs incurred in producing the new Class 8 truck mirror that was awarded in 2018.  We expect to see improved margins on the product during the fourth quarter of 2019.  Further impacting the first nine months of 2019 were increase freight costs of $0.6 million or 12% compared to the first nine months of 2018 due to slow down at the Port of Long Beach, California, and expedited shipping expenses.  Lower production levels resulted in operating cost of $0.5 million not being fully absorbed during the first nine months of 2019 as compared to the first nine months of 2018.  The Company experienced tariff costs of $1.5 million on China-sourced products in the first nine months of 2019 that were not incurred in the comparable period of 2018.  The majority of the tariff costs have been recovered through price increases.  Raw material prices decreased by 16% for hot rolled steel, 13% for zinc, 6% for copper and 14% for scrap iron during the first nine months 2019 as compared to the first nine months of 2018.

Gross margin as a percent of net sales in the third quarter of 2019 and the third quarter of 2018 was 25%.  Gross margin as a percent of net sales in the first nine months of 2019 and the first nine months of 2018 was 24%.

Product development expenses decreased by $1.2 million or 59% in the third quarter of 2019 as compared to the third quarter of 2018.  The majority of the decrease relates to the closure of the Velvac Road IQ development operations.  Product development expenses in the first nine months of 2019 increased by $0.2 million or 3% compared to the first nine months of 2018.  The increase relates to several Class 8 truck mirror programs, a mobile app payment system for commercial laundry, a blue tooth lock and various new product launches in our Security Products Segment.

Selling and administration expenses increased by $0.9 million or 12% in the third quarter of 2019 compared to the third quarter of 2018, primarily as a result of an increase in payroll and payroll-related expenses, acquisition expenses of $0.8 million and increased amortization expense related to the acquisition of Big 3 Precision.  Selling and administration expenses in the first nine months of 2019 decreased by $0.7 million or 3% as compared to the first nine months of 2018 as a result of a decrease in payroll and payroll-related expenses.  Offsetting the decrease was acquisition expenses of $1.2 million, an increase in amortization expenses related to the acquisition of Big 3 Precision and the inclusion of
Big 3 Precision selling and administration expenses.

The Company has consolidated the Composites Group by relocating the Composite Panels Technologies division based in Salisbury, North Carolina to the Canadian Commercial Vehicle division located in Kelowna, British Columbia.    There were no costs incurred related to the consolidation in the third quarter of 2019. Non-recurring costs for the third quarter and first nine months of 2019 were $1.0 million, which included the write off of inventory in the amount of $0.5 million, fixed assets in the amount of $0.3 million, moving costs in the amount of $0.1 million, severance in the amount of $0.1 million and lease termination costs.  The Composites Group facility was closed in April of 2019.

During the second quarter of 2019, the Company discontinued the Velvac Road IQ development operations based in Bellingham, Washington.  There were no costs related to the discontinuation in the third quarter of 2019.  Non-recurring costs related to the discontinuation of this operation in the first nine months of 2019 were $3.7 million, which included the write-off of fixed assets in the amount of $0.2 million, inventory $0.6 million, intangible assets $2.4 million, severance $0.2 million, lease termination costs $0.3 million, and other non-recurring operating expenses.  These costs were partially offset by the reversal of a $2.1 million contingent liability the Company established with the acquisition of Velvac in April of 2017 which was no longer applicable at September 28, 2019, resulting in a net charge to earnings of $1.6 million.

Interest expense increased by $0.1 million or 35% in the third quarter of 2019 as compared to the third quarter of 2018 and increased $0.1 million or 6% in the first nine months of 2019 as compared to the first nine months of 2018.  The increase is the result of new debt incurred for the acquisition of Big 3 Precision.

Other income decreased by 18% in the third quarter of 2019 compared to the third quarter of 2018 primarily due to a decrease in postretirement benefits of $0.2 million caused by a gain from the buyout of retiree life insurance policies.  Other income increased by 17% in the first nine months of 2019 compared to the first nine months of 2018 primarily due to the sale of land at the Company’s headquarters location, which resulted in a gain of $0.6 million.

Net Income for the third quarter of 2019 increased to $4.2 million, or $0.67 per diluted share, from $3.8 million, or $0.60 per diluted share, for the third quarter of 2018.  Net Income for the first nine months of 2019 decreased to $8.3 million, or $1.33 per diluted share, from $10.1 million, or $1.61 per diluted share, for the first nine months of 2018. Net income for the nine months ended September 28, 2019, was affected by non-recurring restructuring costs of $2.0 million, net of tax, incurred in the nine months of 2019.

A more detailed analysis of the Company’s results of operations and financial condition is provided below.

Results of Operations

The following table displays selected line items from the condensed consolidated statements of operations as a percentage of net sales, by segment, for the periods indicated:
	Three Months Ended September 28, 2019
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	76.1%	67.8%	86.6%	75.4%
Gross margin	23.9%	32.2%	13.4%	24.6%

Product development expense	0.4%	4.7%	—	1.4%
Selling and administrative expense	14.8%	15.2%	5.8%	13.8%

Operating profit	8.7%	12.3%	7.6%	9.4%

	Three Months Ended September 29, 2018
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	77.4%	68.0%	83.1%	75.2%
Gross margin	22.6%	32.0%	16.9%	24.8%

Product development expense	4.3%	3.0%	—	3.5%
Selling and administrative expense	12.9%	14.8%	8.8%	13.0%
Operating profit	5.4%	14.2%	8.1%	8.3%

The following table displays the change in net sales and operating profit by segment for the third quarter of 2019 compared to the third quarter of 2018 (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$5,216	$(2,749)	$868	$3,335

Volume	5.8%	-20.2%	3.9%	-2.0%
Prices	1.8%	2.5%	2.3%	2.1%
New products	7.6%	1.5%	7.7%	5.8%
	15.2%	-16.2%	13.9%	5.9%

Operating profit	$1,586	$(643)	$37	$980
	86.6%	-26.7%	7.3%	20.7%

The following table displays selected line items from the condensed consolidated statements of operations as a percentage of net sales, by segment, for the periods indicated:

	Nine Months Ended September 28, 2019
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	76.4%	69.0%	88.7%	76.1%
Gross margin	23.6%	31.0%	11.3%	23.9%

Product development expense	2.9%	4.2%	—	2.9%
Selling and administrative expense	13.7%	16.6%	7.1%	13.6%
Restructuring costs	1.5%	2.0%		1.4%
Operating profit	5.5%	8.2%	4.2%	6.0%

	Nine Months Ended September 29, 2018
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	75.8%	69.7%	85.5%	75.2%
Gross margin	24.2%	30.3%	14.5%	24.8%

Product development expense	3.4%	3.0%	—	2.9%
Selling and administrative expense	14.1%	17.2%	9.1%	14.4%
Operating profit	6.7%	10.1%	5.4%	7.5%

The following table displays the change in net sales and operating profit by segment for the first nine months of 2019 compared to the first nine months of 2018 (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$8,700	$(4,571)	$1,223	$5,352

Volume	1.5%	-11.4%	-4.4%	-2.9%
Prices	0.5%	1.2%	2.1%	0.9%
New products	6.2%	1.0%	8.1%	5.0%
	8.2%	-9.2%	5.8%	3.0%

Operating profit	$(747)	$(1,353)	$(187)	$(2,287)
	-1.2%	-2.0%	-1.1%	-17.3%

Industrial Hardware Segment

Net sales in the Industrial Hardware Segment increased by 15% in the third quarter and 8% in the first nine months of 2019 as compared to the corresponding periods of 2018.  The acquisition of Big 3 Precision accounted for an increase in net sales of 14% in the third quarter and 4% in the first nine months of 2019 as compared to the corresponding periods of 2018.  Net sales increased in the Class 8 truck, distribution and specialty vehicles markets. New products sales contributed 8% in the third quarter and 6% in the first nine months of 2019 as compared to the corresponding periods of 2018.  New products included a Class 8 hood mount mirror, mini rotary with adapter, a vent assembly for Class 8 trucks, and a molded toolbox latching system for pickup trucks.

Cost of products sold increased by 13% in the third quarter and 9% in the first nine months of 2019, as compared to the corresponding periods of 2018.  Material costs increased by $1.7 million or 9% in the third quarter of 2019 as compared to the third quarter of 2019 and increased by $4.7 million or 8% in the first nine months of 2019 as compared to the first nine months of 2018.  The increase is the result of higher sales volume and higher material costs incurred in producing the new Class 8 truck mirror that was awarded in 2018.  The Company has been actively re-sourcing higher components cost items to more cost–competitive suppliers and working through the Production Part Approval Process (“PPAP”) which will be completed by the end of October 2019.  We expect to see improved margins on the new Class 8 truck mirror during the fourth quarter of 2019.  Further impacting the third quarter and first nine months of 2019 was an increase in freight costs of $0.2 million or 17% and $0.5 million or 12%, respectively, as compared to the third quarter and the first nine months of 2018 due to slow down at the Port of Long Beach, California.  The Company experienced tariff costs of $0.5 and $1.0 million for the third quarter and first nine months of 2019, respectively, on China-sourced products that were not incurred in the comparable periods of 2018.  The majority of the tariff costs have been recovered through price increases.  Costs of products sold also increased for the third quarter and first nine months of 2019 due to the inclusion of costs related to the acquisition of Big 3 Precision, which were not included in the comparable periods of 2018.

Gross margin as a percentage of net sales was 24% in the third quarter of 2019 as compared to 23% in the third quarter of 2018.  Gross margin as a percentage of net sales was 24% in the first nine months of 2019 and in the first nine months of 2018.

Product development expense as a percentage of net sales was less than 1% in the third quarter of 2019 and 3% in the first nine months of 2019 as compared to 4% in the corresponding periods of 2018.  The decrease in the 2019 periods primarily reflects the closure of the Velvac Road IQ development operations.

Restructuring costs incurred in the second quarter of 2019 related to the discontinuation of the Velvac Road IQ development operations based in Bellingham, Washington.  There were no costs recorded in the third quarter of 2019.  Non-recurring costs recorded in the first nine months of 2019 were $3.7 million in total, which included the write-off of fixed assets, inventory, intangible assets, severance, lease termination costs, and other non-recurring operating expenses.  These costs were partially offset by the reversal of a $2.1 million contingent liability the Company established with the acquisition of Velvac in April of 2017, resulting in a net write-off of $1.6 million in the second quarter of 2019.

Selling and administrative expenses increased by 32% in the third quarter of 2019 as compared to the third quarter of 2018, primarily as a result of an increase in payroll and payroll-related expenses and the acquisition of Big 3 Precision.  Selling and administrative expenses increased by 5% in the first nine months of 2019 compared to the first nine months of 2018 due to lower payroll and payroll related cost offset by the inclusion of Big 3 Precision expenses, higher amortization cost and acquisition expenses.

Security Products Segment

Net sales in the Security Products Segment decreased by 16% in the third quarter and 9% in the first nine months of 2019 as compared to the corresponding periods of 2018.  Sales from the Load N Lock business which was acquired in June 2018 partially offset the impact of lower demand for commercial laundry products, a decline in our point of sale security products, the termination of a supply contract with a customer to manufacture mechatronic padlock systems for cellphone tower security access applications and the loss of a customer servicing the recreational vehicles market.  New product sales contributed 1% in the first nine months of 2019 as compared to the first nine months of 2018 and included sales of an electronic switch lock for the mass transit industry, a key lock for the storage industry and a canopy lock assembly for the vehicle industry.

Cost of products sold decreased by 17% in the third quarter and 10% in the first nine months of 2019 as compared to the corresponding periods of 2018, as a result of decreased sales volume and reduction in raw material costs.  The cost of zinc decreased by 18% and the cost of copper decreased by 5% year over year.  The Company experienced tariff costs on China-sourced products of $0.4 million in the third quarter and $0.5 million in the first nine months of 2019, which were not incurred in the comparable periods of 2018.  The majority of the tariffs have been recovered through price increases.

Gross margin as a percentage of net sales was 32% in the third quarter and 31% in the first nine months of 2019, as compared to 32% and 29% in the corresponding periods of 2018.  The increase in gross margin in the first nine months of 2019 reflects the mix of products produced and a reduction in raw materials costs.

Product development expense as a percentage of net sales was 5% in the third quarter and 4% in the first nine months of 2019, as compared to 3% for both of the corresponding periods of 2018.  The increase reflects the continued development of a blue tooth lock, a blade key core and various development of new customer products.

Selling and administrative expenses decreased by 14% in the third quarter and 13% in the first nine months of 2019, as compared to the corresponding periods of 2018, primarily as a result of a decline in payroll and payroll-related expenses.

Metal Products Segment

Net sales in the Metal Products Segment increased by 14% in the third quarter and 6% in the first nine months of 2019 as compared to the corresponding periods of 2018.   Sales to mining customers increased by 20% while sales to industrial casting customers increased by 3% in the third quarter of 2019 as compared to the third quarter of 2018.  Sales to mining customers increased by 3% while sales to industrial casting customers increased by 11% in the first nine months of 2019 as compared to the first nine months of 2018.  Sales volume increased by 4% with new product sales and price increases accounting for 10% of such increase during the third quarter of 2019 as compared to the third quarter of 2018.  New product sales included various industrial castings serving the agriculture market.

Cost of products sold increased by 19% in the third quarter and 10% in the first nine months of 2019, as compared to the corresponding periods in 2018 primarily as a result of increased sales volume.

Gross margin as a percentage of net sales was 13% in the third quarter of 2019 as compared to 17% in the third quarter of 2018. Gross margin as a percentage of net sales was 11% in the first nine months of 2019 as compared to 15% in the first nine months of 2018.

Selling and administrative expenses decreased by 25% in the third quarter of 2019 and 18% in the first nine months of 2019 as compared to the corresponding periods of 2018, primarily as a result of a decrease in payroll and payroll-related expenses.

Liquidity and Sources of Capital

The Company generated approximately $12.2 million of cash from operations during the first nine months of 2019 compared to approximately $7.1 million during the same period in 2018.  The Company allocated $9.5 million of its cash towards the pay down of its long-term debt, of which $8.0 million was an accelerated payment, and subsequently entered into a new credit agreement which refinanced the outstanding $19.1 in principle and provided $81 million for the acquisition of Big 3 Precision during the third quarter of 2019.   The Company also repatriated $0.7 million from its Canadian operations, $1.5 million from its Chinese operations and $0.5 million from its Mexican operations during the first nine months of 2019.  The Company subsequently repatriated $1.0 million from its Chinese operations in the fourth quarter of 2019.  Cash flow from operations coupled with the new credit agreement were sufficient to acquire Big 3 Precision and cover related expenses and to fund capital expenditures, debt service, and dividend payments.

Additions to property, plant and equipment were approximately $1.9 million for the first nine months of 2019 and $4.2 million for the corresponding period of 2018.  As of September 28, 2019, there were approximately $0.3 million in outstanding commitments for capital expenditures.

The following table shows key financial ratios at the end of each specified period:

	Third Quarter 2019	Third Quarter 2018	Year End 2018
Current ratio	3.2	3.3	3.4
Average days’ sales in accounts receivable	54	48	44
Inventory turnover	4.3	3.5	3.4
Total debt to shareholders’ equity	96.6%	30.5%	29.6%

The following table shows important liquidity measures as of the balance sheet date for each specified period (in millions):

	Third	Third	Year
	Quarter	Quarter	End
	2019	2018	2018
Cash and cash equivalents
- Held in the United States	$4.5	$3.4	$5.6
- Held by a foreign subsidiary	7.5	7.8	8.3
	12.0	11.2	13.9

Working capital	78.8	67.0	71.0
Net cash provided by operating activities	12.5	7.1	12.9
Change in working capital impact on net cash (used) in operating activities	(2.0)	(6.4)	(5.9)
Net cash (used) in investing activities	(83.1)	(9.3)	(10.4)
Net cash (used) in financing activities	68.9	(8.5)	(10.4)

Inventories of $52.8 million as of September 28, 2019, are approximately flat as compared to $52.7 million at the end of the fiscal year 2018.  Inventories as of September 28, 2019, included $3.2 million, or 6%, of inventory acquired in the Big 3 Precision transaction.  Inventories increased by 3% in the third quarter of 2019, as compared to $51.2 million at the end of the third fiscal quarter of 2018.  Accounts receivable, less allowances were $43.5 million on September 28, 2019, as compared to $30.3 million at the 2018 fiscal year-end and $30.5 million at the end of the third fiscal quarter of 2018.

Cash, cash flow from operating activities and funds available under the revolving credit portion of the Credit Agreement are expected to be sufficient to cover future foreseeable working capital requirements.

On August 30, 2019, the Company incurred indebtedness under the Credit Agreement in the aggregate principal amount of $100 million in the form of a term loan, the proceeds of which were used to repay the remaining outstanding balances of the Restated Loan Agreement, as previously disclosed in the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2019, (approximately $19,125,000) and to acquire 100% of the common stock of Big 3 Precision (see Note O).  See Note E for additional information regarding the terms of the Credit Agreement, including repayment terms, interest rates and applicable loan covenants.  Under the terms of the Credit Agreement, the Company is subject to restrictive covenants that limit our ability to, among other things, incur additional indebtedness, pay dividends or make other distributions, and consolidate, merge, sell or otherwise dispose of assets, as well financial covenants that require us to maintain a minimum fixed charge ratio and a maximum senior net leverage ratio.  These covenants may limit how we conduct our business, and in the event of certain defaults, our repayment obligations may be accelerated.  We were in compliance with all of our covenants at September 28, 2019.

On July 27, 2017, the Financial Conduct Authority (FCA), a regulator of financial services firms in the United Kingdom, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The FCA and submitting LIBOR banks have indicated they will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board. Other financial services regulators and industry groups are evaluating the possible phase-out of LIBOR and the development of alternate reference rate indices or reference rates. Some of our assets and liabilities are indexed to LIBOR. We are evaluating the potential impact of the possible replacement of the LIBOR benchmark interest rate, but are not able to predict whether LIBOR will cease to be available after 2021, whether the alternative rates the Federal Reserve Board proposes to publish will become market benchmarks in place of LIBOR, or what the impact of such a transition will have on our business, financial condition, or results of operations. Reform of, or the replacement or phasing out of, LIBOR and proposed regulation of LIBOR and other “benchmarks” may materially adversely affect the amount of interest paid on any LIBOR-based loans, investment securities and borrowings of the Company and the Company’s business, financial condition and results of operations.”

Off-Balance Sheet Arrangements

As of the end of the fiscal quarter ended September 28, 2019, the Company does not have any material transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons, as described by Item 303(a)(4) of Regulation S-K, that have or are reasonably likely to have a material current or future impact on the Company’s financial condition, results of operations, liquidity, capital expenditures, capital resources or significant components of revenues or expenses.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of the Company’s status as a smaller reporting company pursuant to Rule 12b-2 of the Exchange Act, the Company is no longer required to provide the information under this Item 3, of Form 10-Q pursuant to Item 305 of Regulation S-K.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of the end of the quarter ended September 28, 2019, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 240.13a-15.  As defined in Exchange Act Rules 240.13a-15(e) and 240.15d-15(e), “the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”

The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  Based upon their evaluation, the CEO and CFO have concluded that these controls and procedures are effective at the reasonable assurance level as of September 28, 2019.

Changes in Internal Control Over Financial Reporting:

During the period covered by this Quarterly Report on Form 10-Q, there have been no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company is a party to various legal proceedings from time to time-related to its normal business operations.  As of the end of the quarter ended September 28, 2019, the Company is not involved in any legal proceedings.

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

In 2016, the Company created a plan to remediate a landfill of spent foundry sand maintained at the Company’s metal casting facility in New York. This plan was agreed to by the New York Department of Environmental Conservation (the “DEC”) on March 27, 2018. Based on estimates provided by the Company’s environmental engineers, the anticipated cost to remediate and monitor the landfill was $430,000. The Company accrued for and expensed the entire $430,000 in the first quarter of 2018 and fiscal 2017.  In the Fall of 2018, detailed construction drawings were prepared by an outside consultant in conjunction with informal progress reviews by the New York State Department of Environmental Conservation (the “NYSDEC”). Long-term groundwater monitoring commenced in April of 2019.  Verbal approval for the closure plan was received from the NYSDEC in May of 2019.   Written approval is anticipated in the first quarter of 2020.  Construction of the closure remedies, including improved drainage system, regrading, and installation of a low permeability cap, is anticipated in October of 2019.  In the Summer of 2020, following the completion of construction work, a closure report and maintenance plan will be prepared for the NYSDEC. This closure report and maintenance plan will document the work done and request acknowledgment of satisfactory completion of the Order on Consent between Frazer and Jones, and the NYSDEC.

ITEM 1A – RISK FACTORS

The Company’s business is subject to a number of risks, some of which are beyond its control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the Company’s shareholders should carefully consider the factors discussed in Item 1A.  “Risk Factors” of the Company’s 2018 Form 10-K, as filed with the SEC on March 14, 2019.  These risk factors could have a material adverse effect on the Company’s business, results of operations, financial condition and/or liquidity and could cause its operating results to vary significantly from period to period. As of September 28, 2019, there have been no material changes to the risk factors disclosed in the Company’s 2018 Form 10-K. The Company may also disclose changes to such risk factors or disclose additional risk factors from time to time in its future filings with the SEC.  Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition, or operating results.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

Financial Statements and Exhibits

Explanatory Note

As previously disclosed in the Company’s Form 8-K as filed with the SEC on September 3, 2019 (the “Original Form 8-K”), on August 30, 2019, the Company entered into a definitive agreement to acquire Big 3 Precision for an adjusted purchase price of $81.2 million.

For purposes of amending the Original Form 8-K to provide the financial information related to the acquisition of Big 3 Precision, The Company is disclosing the following information, attached as Exhibit 99.5 hereto, under this Item 5 in lieu of disclosing the information under Items 2.01and Item 9.01, of a Current Report on Form 8-K/A with a due date on or after the date hereof.

Financial Statements and Exhibits.

(a)	Financial Statements of Business Acquired.
•	Big 3 Unaudited Financial Statements
•	Audited Consolidated Financial Statements and Supplementary Information as of December 31, 2018 and December 31, 2017
(b)	Unaudited Pro-forma Condensed Combined Financial Information.
•	Unaudited Pro-forma Condensed Combined Balance Sheet for the year ended December 31, 2018
•	Unaudited Pro-forma Condensed Combined Statement of Operations for the year ended December 31, 2018
•	Unaudited Pro-forma Condensed Combined Statement of Operations for the six months ended June 30, 2019

 ITEM 6 – EXHIBITS

31) Certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32) Certifications pursuant to Rule 13a-14(b) and 18 USC 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.5) Unaudited pro-forma condensed combined financial statements as of and for the year ended December 31, 2018 and for the six months ended June 30, 2019, which give effect to the acquisition of Big 3 Holdings, LLC.

99.6) Audited Consolidated Financial Statements and Supplementary Information as of December 31, 2018 and December 31, 2017

99.7) Unaudited Consolidated Balance Sheet and Statement of Income as of June 30, 2019

101) The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2019, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 28, 2019, and September 29, 2018; (ii) Condensed Consolidated Statement Balance Sheet at September 28, 2019 and September 29, 2018; (iii) Condensed Consolidated Statement of Cash Flows for the nine months ended September 28, 2019 and September 29, 2018; and (iv) Notes to the (Unaudited) Condensed Consolidated Financial Statements**.

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

THE EASTERN COMPANY
(Registrant)
DATE: November 7, 2019	/s/August M. Vlak
August M. Vlak President and Chief Executive Officer

DATE: November 7, 2019	/s/John L. Sullivan III
John L. Sullivan III Vice President and Chief Financial Officer