Form 10-K
period 2019-12-28
EASTERN CO
filed 2020-03-05
CIK 31107

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the Fiscal Year ended December 28, 2019
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
                                                                                                                                                                      Yes [  ]  No [ X ]

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

As of June 29, 2019, the last day of registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $143,544,835 (based on the closing sales price of the registrant’s common stock on the last trading date prior to that date). Shares of the registrant’s common stock held by each officer and director and shares held in trust by the pension plans of the Company have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 15, 2020, 6,240,705 shares of the registrant’s common stock, no par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the Company’s 2020 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 28, 2019.

The Eastern Company
Form 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 28, 2019

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

Statements contained in this Annual Report on Form 10-K that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms or variations of those terms or the negative of those terms. There are many factors that affect the Company’s business and the results of its operations and that may cause the actual results of operations in future periods to differ materially from those currently expected or anticipated. These factors include, but are not limited to: risks associated with doing business overseas, including fluctuations in exchange rates and the inability to repatriate foreign cash, the impact on cost structure and on economic conditions as a result of actual and threatened increases in trade tariffs and the impact of political, economic and social instability and epidemics; restrictions on operating flexibility imposed by the agreement governing our credit facility; the inability to achieve the savings expected from global sourcing of materials; the impact of higher raw material and component costs, particularly steel, plastics, scrap iron, zinc, copper and electronic components; lower-cost competition; our ability to design, introduce and sell new products and related components; market acceptance of our products;  the inability to attain expected benefits from acquisitions or the inability to effectively integrate such acquisitions and achieve expected synergies; domestic and international economic conditions, including the impact, length and degree of economic downturns on the customers and markets we serve and more specifically conditions in the automotive, construction, aerospace, energy, oil and gas, transportation, electronic, commercial laundry, mining and general industrial markets; costs and liabilities associated with environmental compliance; the impact of climate change or terrorist threats and the possible responses by the U.S. and foreign governments; failure to protect our intellectual property; cyberattacks; and materially adverse or unanticipated legal judgments, fines, penalties or settlements.; [the relative mix of products which impact margins and operating efficiencies in certain of our businesses; an inability to realize the expected cost savings from restructuring activities including effective completion of plant consolidations, cost reduction efforts including procurement savings and productivity enhancements, capital equipment improvements, and the implementation of lean manufacturing techniques the impact of delays initiated by our customers; our ability to increase manufacturing production to meet demand; potential changes to future pension funding requirements] Although the Company believes it has an appropriate business strategy and the resources necessary for its operations, future revenue and margin trends cannot be reliably predicted and the Company may alter its business strategies to address changing conditions. Also, the Company makes estimates and assumptions that may materially affect reported amounts and disclosures. These relate to valuation allowances for accounts receivable and excess and obsolete inventories, accruals for pensions and other postretirement benefits (including forecasted future cost increases and returns on plan assets), provisions for depreciation (estimating useful lives), uncertain tax positions, and, on occasion, accruals for contingent losses. The Company undertakes no obligation to update, alter, or otherwise revise any forward-looking statements, whether written or oral, that may be made from time to time, whether as a result of new information, future events, or otherwise.

PART I

ITEM 1	BUSINESS

General Development of Business

The Eastern Company (the “Company,” “Eastern,” “we,” “us,” or “our”) was incorporated under the laws of the State of Connecticut in October, 1912, succeeding a co-partnership established in October, 1858. The businesses of the Company are the design, manufacture and sale of unique engineered solutions for niche industrial markets.

Today, the Company maintains 23 physical locations across North America, Europe, and Asia.

BUSINESS HIGHLIGHTS

On August 30, 2019, the Company and its newly-formed wholly-owned subsidiary, Eastern Engineered Systems, Inc., a Delaware corporation (“EES”) entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Big 3 Holdings, LLC, a Delaware limited liability company (“Seller”), Big 3 Precision Mold Services, Inc., a Delaware corporation and wholly-owned subsidiary of Seller

(“Big 3 Mold”), Big 3 Precision Products, Inc., a Delaware corporation and wholly owned subsidiary of Seller (“Big 3 Products”), Industrial Design Innovations, LLC, a Delaware limited liability company and wholly-owned subsidiary of Big 3 Products (“Design Innovations”), Sur-Form, LLC, a Delaware limited liability company and wholly-owned subsidiary of Big 3 Products (“Sur-Form”), Associated Toolmakers Limited, a limited company formed under the laws of England and Wales and wholly-owned subsidiary of Big 3 Mold (“Associated” and together with Big 3 Mold, Big 3 Products, Design Innovations and Sur-Form, collectively “Big 3 Precision”), TVV Capital Partners III, L.P., a Delaware limited partnership, TVV Capital Partners III-A, L.P., a Delaware limited partnership, Alan Scheidt, Todd Riley, Clinton Hyde, and Big 3 Holdings, LLC, a Delaware limited liability company, as the initial Seller Representative (the “Seller Representative”).  On August 30, 2019, pursuant to the Stock Purchase Agreement, the Company, through EES, acquired all of the outstanding equity interests of Big 3 Precision Products and Big 3 Mold Services, and indirectly through them, all of the outstanding equity interests in Design Innovations, Sur-Form and Associated, for an adjusted purchase cash price of $81.2 million.  The Big 3 acquisition was financed with a combination of $2.1 million of cash on hand, a credit agreement (the “Credit Agreement”) with Santander Bank, N.A., for itself and, People’s United Bank, National Association and TD Bank, N.A. as lenders, providing for a $100.0 million term loan   and a $20.0 million revolving credit line.  In connection with the Credit Agreement, the Company also used its cash to repay the remaining balance (approximately $19.1 million) of its then outstanding term loan with People’s United Bank National Association.  Through its two divisions, Big 3 Products and Big 3 Mold, Big 3 Precision serves diverse markets including truck, automotive, plastic packaging products, consumer packaged goods and pharmaceuticals. In particular, Big 3 Precision Products works with leading manufacturers to design and produce custom returnable packaging to integrate with their assembly processes.  Big 3 Mold is a global leader in the design and manufacture of blow mold tools.

Effective June 1, 2018 the Company acquired certain assets of Load N Lock Systems, Inc. (“Load N Lock”), including accounts receivable, inventories, furniture, fixtures and equipment, intellectual property rights, and assumed certain liabilities and rights existing under all sales and purchase agreements.  The transaction price was $5 million.  The Load N Lock acquisition was financed with a draw down on the Company’s $10 million revolving credit facility.  Load N Lock operates as a part of Eastern's Illinois Lock Company ("ILC"), a part of Eastern's Security Products Segment.

On April 3, 2017, the Company completed the acquisition (the “Velvac Acquisition”) of all of the outstanding stock of Velvac Holdings, Inc., a Delaware corporation (“Velvac”) for $39.5 million and an earnout consideration contingent upon Velvac achieving minimum earnings performance levels and based on sales of Velvac’s new proprietary Road-iQ product line. The Velvac Acquisition was financed with a $31 million term loan from People’s United Bank, National Association, a $5 million draw down on the Company's $10 million revolving credit facility with People’s United Bank, National Association and $3.5 million in cash. In addition, the Company paid a working capital adjustment of $0.6 million by which working capital exceeded a pre-determined target amount.

Narrative Description of Business

The Eastern Company manages industrial businesses that design, manufacture and sell unique engineered solutions to niche markets. We believe Eastern’s businesses operate in industries with long-term macroeconomic growth opportunities.  We look to acquire businesses that produce stable and growing earnings and cash flows. Eastern may pursue acquisitions in industries other than those in which its businesses currently operate if an acquisition presents an attractive opportunity.

Eastern focuses on proactive financial, operational, and strategic management of its businesses in order to increase cash generation, operating earnings and long-term shareholder value. Among other things, Eastern monitors financial and operational performance of each of its businesses and instills consistent financial discipline. Eastern’s management analyzes and pursues prudent organic growth strategies and works to execute attractive external growth and acquisition opportunities.

In addition, Eastern recruits and retains talented managers to operate its businesses.  We look for leaders who are accountable, maintain cost discipline, act quickly, and build strong followership.

The Company reports in three business segments: Industrial Hardware, Security Products and Metal Products.

Industrial Hardware

The Industrial Hardware segment consists of Big 3 Precision, including Big 3 Products and Big 3 Mold; Eberhard Manufacturing Company, Eberhard Hardware Manufacturing Ltd., and Eastern Industrial Ltd; Velvac Holdings; Canadian Commercial Vehicles Corporation; and Sesamee Mexicana, S.A. de C.V.

These businesses design, manufacture and market a diverse product line of custom and standard vehicular and industrial hardware, including turnkey returnable packaging solutions; passenger restraint and vehicular locks, latches, hinges; mirrors, mirror-

cameras; light-weight sleeper boxes; and truck bodies.  The segment also designs and manufactures a wide selection of fasteners and other closure devices used to secure access doors on various type of industrial equipment such as metal cabinets, machinery housings and electronic instruments.  Also we invest in the continued introduction of new or improved product designs and we expand into synergistic product lines in order to maintain and increase market share.  Big 3 Products and Big 3 Mold’s turnkey returnable packaging solution s are used in the assembly process of vehicles, aircraft and durable goods and in the production process of plastic packaging products, packaged consumer goods and pharmaceuticals.  Big 3 Products works with leading manufacturers to design and produce custom returnable packaging to integrate with their assembly processes.  Big 3 Mold is a global leader in the design and manufacture of blow mold tools.  Other products are found on tractor-trailer trucks, specialty commercial vehicles, recreational vehicles, fire and rescue vehicles, school buses, military vehicles and other vehicles.  In addition, through Big 3 Products and Big 3 Mold, Big 3 Precision serves diverse markets including truck, automotive, plastic packaging products, packaged consumer goods and pharmaceuticals.  The segment sells directly to original equipment manufacturers (“OEM’s”) and to distributors.  Sales, customer engineering and customer service are primarily provided through in-house sales personnel and engineering staff. We believe that our businesses offer competitive engineering design, service, quality and price to service these markets.

Security Products

The Security Products segment consists of Illinois Lock Company/CCL Security Products, World Lock Company Ltd., Dongguan Reeworld Security Products Ltd., and World Security Industries Ltd.; Greenwald Industries (“Greenwald”); and Argo EMS (formerly Argo Transdata).  Illinois Lock Company/CCL Security Products, known in the market as ILC, is a global leader in the design and manufacture of engineered security and access solutions in the form of mechanical, electronic and wireless products.  ILC focuses on the industrial, vehicle accessory, outdoor recreational equipment, medical, and point of sale and vending segments.  These products and solutions are specified and sold to OEM’s contract equipment manufacturers, and industrial distributors globally.  ILC employs an 80/20 business philosophy to drive focus and efficiency in its end-markets, customers, products and manufacturing processes.  Greenwald designs, manufactures and markets payment systems and coin security products used primarily in the commercial laundry market. Greenwald’s products include timers, drop meters, coin chutes, money boxes, meter cases, mobile payment apps, smart cards, value transfer stations, smart card readers, card management software, and access control units.  Argo EMS supplies printed circuit boards and other electronic assemblies to OEMs in various industries, including measurement systems, semiconductor equipment manufacturing, and industrial controls, medical and military products. The Security Products segment continuously evaluates markets, technology and customer requests to develop growth strategies for the future.

Metal Products

The Metal Products Segment consists of Frazer & Jones.  The Frazer & Jones Company designs and manufactures high quality ductile and malleable iron castings.  Products include valves, torque screws, bean clamps and concrete anchors.  These products are sold to a wide range of industrial markets, including the oil, water and gas; truck/automotive rail, and military/aerospace.  The Company believes that its Metal Products segment is the largest and most efficient producer of expansion shells for use in supporting the roofs of underground mines in North America.

General

The Company obtains materials from nonaffiliated domestic, Asian affiliated and Asian nonaffiliated sources. Raw materials and outside services were readily available for all of the Company’s segments during 2019 and are expected to be readily available in 2020 and the foreseeable future.

Patent and trademark protection for the various product lines within the Company is limited, but believed by the Company to be sufficient to protect the Company’s competitive positions.  Patent durations are from 4 to 20 years.  No business segment is dependent on any patent nor would the loss of any patent have any material adverse effect on the Company’s business.

None of the Company’s segments are seasonal.

Customers for all segments are broad-based geographically and by markets, and sales are generally not highly concentrated by customer.  Foreign sales were not significant.

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

The Company does not anticipate that compliance with federal, state or local environmental laws or regulations are likely to have a material effect on the Company’s capital expenditures, earnings or competitive position.

As of February 1, 2020, the Company’s total number of employees is 1,399, all of which are full time employees.

The Company’s ratio of working capital to sales improved to 28.1% in 2019 from 30.3% in 2018.  The improvement in working capital was the result of increased sales activity and our continued commitment to reducing our working capital.  Working capital includes cash held in various foreign subsidiaries.  With the passage of recent tax legislation cash previously held in foreign countries can be repatriated back to the United States and used for other business needs thus reducing working capital further.  Other factors affecting working capital include our average days’ sales in accounts receivable, inventory turnover ratio and payment of vendor accounts payable.  In some cases, the company must hold extra inventory due to extended lead time in receiving products ordered from our foreign subsidiaries to ensure product is available for our customers.  The Company continues to monitor working capital needs with the goal of reducing our ratio of working capital to sales.

Available Information

The Company makes available, free of charge through its Internet website at http://www.easterncompany.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”).  The Company’s reports filed with, or furnished to, the SEC are also available on the SEC’s website at www.sec.gov.

ITEM 1A RISK FACTORS

In addition to the other information contained in this Form 10-K and the Company’s other filings with the SEC, the following risk factors should be considered carefully in evaluating the Company’s business. The Company’s business, financial condition or results of operation could be materially adversely affected by any of these risks or additional risks not presently known to the Company, or by risks the Company currently deems immaterial, which may also adversely affect its business, financial condition or results of operations.  Additionally, there can be no assurance that the Company has correctly identified and appropriately assessed all factors affecting its business or that information publicly available with respect to these matters is complete and correct.

The Company’s business is subject to risks associated with conducting business overseas.

International operations could be adversely affected by changes in political and economic conditions, trade protection measures, restrictions on repatriation of earnings, differing intellectual property rights and changes in regulatory requirements that restrict the sales of products or increase costs. Changes in exchange rates between the U.S. dollar and foreign currencies could result in increases or decreases in earnings and may adversely affect the value of the Company’s assets outside the United States. The Company’s operations are also subject to the effects of international trade agreements and regulations. These trade agreements could impose requirements that adversely affect the Company’s business, such as, but not limited to, setting quotas on products that may be imported from a particular country into the Company’s key markets in North America.

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

The Company is also subject to the impacts of political, economic and social instability. For example, the United Kingdom’s withdrawal from the European Union, commonly referred to as “Brexit,” was completed on January 31, 2020, commencing a standstill transition period that is currently set to last until December 31, 2020.  During this transition period, the United Kingdom’s trading relationship with the European Union will remain unchanged while the parties negotiate to agree on and implement a new trading relationship.  There remains significant uncertainty about how and when such final agreement will be reached, and the withdrawal could significantly disrupt the free movement of goods, services, and people between the United Kingdom and the European Union, and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. Brexit has also contributed to significant volatility and uncertainty in global stock markets and currency exchange rates, and such volatility could continue to occur. The uncertainty surrounding the terms of the United Kingdom’s withdrawal and its consequences, as well as market volatility and any deterioration in economic conditions due to the uncertainty surrounding Brexit, could adversely impact consumer and investor confidence, and the level of consumer purchases of discretionary items and retail products, including our products. Any of these effects, among others, could materially adversely affect our business, results of operations, and financial condition.

Additionally, Brexit has resulted in the immediate strengthening of the U.S. dollar against foreign currencies in which the Company conducts business. Because the Company translates revenue denominated in foreign currency into U.S. dollars for its financial statements, during periods of a strengthening U.S. dollar, the Company’s reported earnings from foreign operations are reduced. As a result of Brexit, there may be further periods of volatility in the currencies in which the Company conducts business.

Our financial and operating performance may be adversely affected by epidemics and other health related issues.

Our business and financial and operating performance could be materially and adversely affected by the outbreak of epidemics including but not limited to the novel coronavirus (2019-nCoV) and other health related issues. As a result of the ongoing novel coronavirus, the Company’s operations in China, Hong Kong and Taiwan are expected to experience a slowdown or temporary suspension in production. Our business could be materially and adversely affected in the event that the slowdown or suspension continues for a long period of time. During such epidemic outbreak, China, Hong Kong or Taiwan may adopt certain hygiene measures, including quarantining visitors from places where any of the contagious diseases were rampant. Those restrictive measures may adversely affect and slow down economic development during that period. Any prolonged restrictive measures in order to control the contagious disease or other adverse public health developments in China, Hong Kong or Taiwan may have a material adverse effect on our business, financial condition and results of operations.

Indebtedness may affect our business and may restrict our operating flexibility.

As of December, 28, 2019, the Company had $98,765,000 in total consolidated indebtedness. Subject to restrictions contained in our credit facility, the Company may incur additional indebtedness in the future, including indebtedness incurred to finance acquisitions. The level of indebtedness and servicing costs associated with that indebtedness could have important effects on our operation and business strategy. For example, the indebtedness could:

•	Place the Company at a competitive disadvantage relative to the Company’s competitors, some of which have lower debt service obligations and greater financial resources;
•	Limit our ability to borrow additional funds;
•	Limit our ability to complete future acquisitions;
•	Limit our ability to pay dividends;
•	Limit our ability to make capital expenditures; and
•	Increase the Company’s vulnerability to general adverse economic and industry conditions.
The Company’s ability to make scheduled principal payments, to pay interest on, or to refinance our indebtedness and to satisfy other debt obligations will depend upon future operating performance, which may be affected by factors beyond the Company’s control. In addition, there can be no assurance that future borrowings or the issuance of equity would be available to the Company on favorable terms for the payment or refinancing of the Company’s debt. If the Company is unable to service its indebtedness, the business, financial condition and results of operation would be materially adversely affected.

The Company’s credit facility contains covenants requiring the Company to achieve certain financial and operations results and maintain compliance with specified financial ratios. The Company’s ability to meet the financial covenants or requirements in its credit facility may be affected by events beyond our control, and the Company may not be able to satisfy such covenants and requirements. A breach of these covenants or the Company’s inability to comply with the financial ratios, tests or other restrictions contained in our credit facility could result in an event of default under such credit facility. Upon the occurrence of an event of default under our credit facility and/or the expiration of any grace periods, the lenders could elect to declare all amounts outstanding under our credit facility, together with accrued interest, to be immediately due and payable. If this were to occur, the Company’s assets may not be sufficient to fully repay the amounts due under our credit facility or the Company’s other indebtedness.

In addition, the Company’s growth strategy involves expanding sales of its products into foreign markets. There is no guarantee that the Company’s products will be accepted by foreign customers or how long it may take to develop sales of the Company’s products in these foreign markets.

The phaseout of the London Interbank Offered Rate (LIBOR), or the replacement of LIBOR with a different reference rate, may adversely affect interest rates.

On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it would phase out LIBOR by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021, or if alternative rates or benchmarks will be adopted. Changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates and result in higher borrowing costs. This could materially and adversely affect the Company’s results of operations, cash flows and liquidity. We cannot predict the effect of the potential changes to LIBOR or the establishment and use of alternative rates or benchmarks. We may need to renegotiate our revolving credit facility or incur other indebtedness, and changes in the method of calculating LIBOR, or the use of an alternative rate or benchmark, may negatively impact the terms of such indebtedness. If changes are made to the method of calculating LIBOR or LIBOR ceases to exist, we may need to amend certain contracts, including our revolving credit facility, and cannot predict what alternative rate or benchmark would be negotiated. This may result in an increase to our interest expense.

Increases in the price or reduced availability of raw materials could increase the cost of raw materials, decrease profit margins or impair the Company’s ability to meet production requirements on time or at all.

Raw materials needed to manufacture products are obtained from numerous suppliers. Under normal market conditions, these raw materials are readily available on the open market from a variety of producers. However, from time to time, the prices and availability of these raw materials fluctuate, which could impair the Company’s ability to procure the required raw materials for its operations or increase the cost of manufacturing its products. If the price of raw materials increases, the Company may be unable to pass these increases on to its customers and could experience reductions to its profit margins. Also, any decrease in the availability of raw materials could impair the Company’s ability to meet production requirements in a timely manner or at all.

The Company faces active global competition and if it does not compete effectively, its business may suffer.

The Company encounters competition in all of its business segments, and imports from Asia and Latin America with favorable currency exchange rates and low-cost labor have resulted in pricing pressure.  The Company competes with other companies that offer similar products or that produce different products appropriate for the same uses.  To remain profitable and defend market share, the Company must continue to offer high quality custom engineered products on a timely basis, deploy internal engineering resources, maintain cost-effective manufacturing capabilities through its wholly owned Asian subsidiaries, expand its product lines through product development and acquisitions, and maintain sufficient inventory for fast turnaround of customer orders. The Company may not be able to compete effectively on all of these fronts and with all of its competitors, and the failure to do so could have a material adverse effect on its sales and profit margins.

In addition, the Company may have to reduce prices on its products and services, or make other concessions, to stay competitive and retain market share. Price reductions taken by the Company in response to customer and competitive pressures, as well as price reductions and promotional actions taken to drive demand that may not result in anticipated sales levels, could also negatively impact the Company’s business.

If tariffs on imported Chinese products are further expanded to include additional products and the tariff is reinstated to 25%, our cost of raw materials may increase, which could adversely affect our business, results of operations and financial condition.

The Company obtains raw materials used in the production of its products from domestic, Asian affiliated and nonaffiliated sources.  On January 15, 2020, the U.S. and China signed the U.S.-China Phase One trade deal which, among other things, rolls back tariffs on $120 billion of Chinese products from 15% to 7.5% effective February 14, 2020. The U.S. agreed not to proceed with the 15% tariffs on $160 billion of consumer goods which were scheduled to take effect December 15, 2019.  However, the 25% tariffs on $250 billion of Chinese imports will remain in effect subject to further reductions depending on the progress of future negotiations.  If China does not follow through its agreed upon commitments and tariffs are reinstated on $550 billion of Chinese products at the 25% rate, it could result in a loss of business and possible reduced margins for the Company, if the tariffs cannot be recovered in higher selling prices.

The inability to develop new products could limit growth.

Demand for new products and the inability to develop and introduce new competitive products at favorable profit margins could adversely affect the Company’s performance and prospects for future growth, and the Company would not be positioned to maintain current levels of revenues and earnings. The uncertainties associated with developing and introducing new products, such as the market demands and the costs of development and production, may impede the successful development and introduction of new products. Acceptance of the new products may not meet sales expectations due to several factors, such as the Company’s potential inability to accurately predict market demand or to resolve technical issues in a timely and cost effective manner. Additionally, the inability to develop new products on a timely basis could result in the loss of business to competitors.

The inability to identify or complete acquisitions could limit growth.

The Company’s future growth may partly depend on its ability to acquire and successfully integrate new businesses. The Company intends to seek additional acquisition opportunities, both to expand into new markets and to enhance the Company’s position in existing markets. However, there can be no assurances that the Company will be able to successfully identify suitable candidates, negotiate appropriate terms, obtain financing on acceptable terms, complete proposed acquisitions, successfully integrate acquired businesses or expand into new markets. Once acquired, operations may not achieve anticipated levels of revenues or profitability.

Acquisitions involve risk, including difficulties in the integration of the operations, technologies, services and products of the acquired companies and the diversion of management’s attention from other business concerns. Although the Company’s management will endeavor to evaluate the risks inherent in any particular transaction, there can be no assurances that the Company’s management will properly ascertain all such risks. In addition, prior acquisitions have resulted, and future acquisitions could result in the incurrence of substantial debt and other expenses. Future acquisitions may also result in potentially dilutive issuances of equity securities. Difficulties encountered with acquisitions may have a material adverse effect on our business, financial condition and results of operations.

We may be unable to successfully execute or effectively integrate acquisitions, including the Big 3 Precision acquistion and any businesses we may acquire in the future.

We regularly review our portfolio of businesses and pursue growth through acquisitions. We may not be able to complete transactions on favorable terms, on a timely basis, or at all, and the success of any such acquisitions depends on our ability to combine the acquired business with our existing business in a manner that does not disrupt our and the acquired business’s ongoing relationships with customers, suppliers and employees. Our results of operations and cash flows may be adversely impacted by (i) the failure of acquired businesses to meet or exceed expected returns, including risk of impairment; (ii) the failure to integrate multiple acquired businesses into the Company simultaneously and on schedule or to achieve expected synergies and (iii) the discovery of unanticipated liabilities, cybersecurity and compliance issues, labor relations difficulties or other problems in acquired businesses for which we lack contractual protections, or insurance or indemnities.

In particular, the Company may also be adversely impacted if it is unable to successfully combine its businesses with that of Big 3 Precision in a manner that does not materially disrupt the existing relationships of either the Company or Big 3 Precision or adversely affect current revenues and investments in future growth.  Additionally, the Company may not be able to successfully achieve the level of cost savings, revenue enhancements and synergies that it expects in connection with the acquisition.  If the Company is not able to successfully achieve these objectives, the anticipated benefits of its acquisition of Big 3 Precision may not be realized fully or at all or may take longer to realize than expected.

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

The Company is an “accelerated filer” as defined in Rule 12b-2 under the Exchange Act and is thus required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires the Company to include in its report management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of the end of the fiscal period for which the Company is filing its Annual Report on Form 10-K. This report must also include disclosure of any material weaknesses in internal control over financial reporting that the Company has identified. Additionally, the Company’s independent registered public accounting firm is required to issue a report on the Company’s internal control over financial reporting and their evaluation of the operating effectiveness of the Company’s internal control over financial reporting. The Company’s assessment requires it to make subjective judgments, and the independent registered public accounting firm may not agree with the Company’s assessment. If the Company or its independent registered public accounting firm were unable to complete the assessments within the period prescribed by Section 404 and thus be unable to conclude that the internal control over financial reporting is effective, investors could lose confidence in the Company’s reported financial information, which could have an adverse effect on the market price of the Company’s common stock or impact the Company’s borrowing ability. In addition, changes in operating conditions and changes in compliance with policies and procedures currently in place may result in inadequate internal control over financial reporting in the future.

Environmental compliance costs and liabilities could increase the Company’s expenses and adversely affect the Company’s financial condition.

The Company’s operations and properties are subject to laws and regulations relating to environmental protection, including air emissions, water discharges, waste management and workplace safety. These laws and regulations can result in the imposition of substantial fines and sanctions for violations and could require the installation of pollution control equipment or operational changes to limit pollution emissions and/or decrease the likelihood of accidental hazardous substance releases. The Company must conform its operations and properties to these laws and adapt to regulatory requirements in the countries in which the Company’s businesses operate as these requirements change.

The Company uses and generates hazardous substances and wastes in its operations and, as a result, could be subject to potentially material liabilities relating to the investigation and clean-up of contaminated properties and to claims alleging personal injury. The Company has experienced, and expects to continue to experience, costs relating to compliance with environmental laws and regulations. In connection with the Company’s acquisitions, the Company may assume significant environmental liabilities, some of which it may not be aware of at the time of acquisition. In addition, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean-up requirements could require the Company to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on our business, financial condition and results of operations.

Changes in climate may increase the frequency and intensity of adverse weather patterns and may negatively impact our business.

Natural disasters, changes in climate, and geo-political events could materially adversely affect our financial performance. The occurrence of one or more natural disasters, such as hurricanes, tropical storms, floods, fires, earthquakes, tsunamis, cyclones, typhoons, weather conditions such as major or extended winter storms, droughts and tornadoes, whether as a result of climate change or otherwise, severe changes in climate and geo-political events, such as war, civil unrest or terrorist attacks in a country in which we operate or in which our suppliers are located could adversely affect our operations and financial performance.

Our technology is important to the Company’s success and the failure to protect this technology could put the Company at a competitive disadvantage.

Some of the Company’s products rely on proprietary technology; therefore, the Company believes that the development and protection of intellectual property rights through patents, copyrights, trade secrets, trademarks, confidentiality agreements and other contractual provisions are important to the future success of its business. Despite the Company’s efforts to protect proprietary rights, unauthorized parties or competitors may copy or otherwise obtain and use the Company’s products or technology. Actions to enforce these rights may result in substantial costs and diversion of resources and the Company makes no assurances that any such actions will be successful.

In addition to the United States, we have applied for intellectual property protection in other jurisdictions with respect to certain innovations and new products, product features, and processes. The laws of certain foreign countries in which we do business, or contemplate doing business in the future, do not recognize intellectual property rights or protect them to the same extent as U.S. law. As a result, these factors could weaken our competitive advantage with respect to our products, services, and brands in foreign jurisdictions, which could adversely affect our financial performance.  We may also encounter significant problems in protecting and defending our licensed and owned intellectual property in foreign jurisdictions. For example, China currently affords less protection to a company’s intellectual property than some other jurisdictions. As such, the lack of strong patent and other intellectual property protection in China may significantly increase our vulnerability regarding unauthorized disclosure or use of our intellectual property and undermine our competitive position. Proceedings to enforce our intellectual property rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.

The Company relies on information and technology for many of its business operations, which could fail and cause disruption to the Company’s business operations.

The Company’s business operations are dependent upon information technology networks and systems to securely transmit, process and store electronic information and to communicate among its locations around the world and with clients and vendors. A shut-down of, or inability to access, one or more of the Company’s facilities, a power outage or a failure of one or more of the Company’s information technology, telecommunications or other systems could significantly impair the Company’s ability to perform such functions on a timely basis. Computer viruses, cyberattacks, other external hazards and human error could result in the misappropriation of assets or sensitive information, corruption of data or operational disruption. If sustained or repeated, such a business interruption, system failure, service denial or data loss and damage could result in a deterioration of the Company’s ability to write and process orders, provide customer service or perform other necessary business functions.

A breach in the security of the Company’s software could harm its reputation, result in a loss of current and potential customers and subject the Company to material claims, which could materially harm our operating results and financial condition.

If the Company’s security measures are breached, an unauthorized party may obtain access to the Company’s data or users’ or customers’ data. In addition, cyber-attacks and similar acts could lead to interruptions and delays in customer processing or a loss or breach of a customer’s data. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, the Company may be unable to anticipate these techniques or to implement adequate preventative measures. The risk that these types of events could seriously harm the Company’s business is likely to increase as the Company expands the number of web-based products we offer, the services we provide, and our global operations.

Regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning data protection. In addition, the interpretation and application of consumer and data protection laws in the United States and elsewhere are often uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with the Company’s data practices. If so, in addition to the possibility of fines, this could result in an order requiring that the Company change its data practices, which could have an adverse effect on its business and results of operations.

Any security breaches for which the Company is, or is perceived to be, responsible, in whole or in part, could subject us to legal claims or legal proceedings, including regulatory investigations, which could harm the Company’s reputation and result in significant litigation costs and damage awards or settlement amounts. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage, could materially harm our operating results and financial condition. Security breaches also could cause the Company to lose current and potential customers, which could have an adverse effect on our business. Moreover, the Company might be required to expend significant financial and other resources to further protect against security breaches or to rectify problems caused by any security breach.

The Company could be subject to litigation, which could have a material impact on the Company’s business, financial condition or results of operations.

From time to time, the Company’s operations are parties to or targets of lawsuits, claims, investigations and proceedings, including product liability, personal injury, patent and intellectual property, commercial, contract, and environmental and employment matters, which are defended and settled in the ordinary course of business.  Any litigation to which the Company may be subject could have a material adverse effect on its business, financial condition or results of operations. See “ITEM 3 – LEGAL PROCEEDINGS” in this Form 10-K for a discussion of current litigation.

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

Under accounting principles generally accepted in the United States, goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment at least annually. Future operating results used in the assumptions, such as sales or profit forecasts, may not materialize, and the Company could be required to record a significant charge to earnings in the financial statements during the period in which any impairment is determined, resulting in an unfavorable impact on our results of operations. Numerous assumptions are used in the evaluation of impairment, and there is no guarantee that the Company’s independent registered public accounting firm would reach the same conclusion as the Company or an independent valuation firm, which could result in a disagreement between management and the Company’s independent registered public accounting firm.

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

The Company’s stock price may become highly volatile.

The Company’s stock price may change dramatically when buyers seeking to purchase shares of the Company’s common stock exceed the shares available on the market, or when there are no buyers to purchase shares of the Company’s common stock when shareholders are trying to sell their shares.

The Company depends on key management and technical personnel, the loss of whom could harm its businesses.

The Company depends on key management and technical personnel. The loss of one or more key employees could materially and adversely affect the Company.

The Company’s success also depends on its ability to attract and retain highly qualified technical, sales and marketing and management personnel necessary for the maintenance and expansion of its activities. The Company faces strong competition for such personnel and may not be able to attract or retain such personnel. In addition, when the Company experiences periods with little or no profits, a decrease in compensation based on profits may make it difficult to attract and retain highly qualified personnel.

In order to attract and retain executives and other key employees, the Company must provide a competitive compensation package, if the Company’s profits decrease, or if the Company’s total compensation package is not viewed as competitive, the Company’s ability to attract, retain and motivate executives and key employees could be weakened. The failure to successfully hire and retain executives and key employees or the loss of any executives and key employees could have a significant impact on our operations.

The Company may not be able to reach acceptable terms for contracts negotiated with its labor unions and be subject to work stoppages or disruption of production.

During 2020, union contracts covering approximately 1% of the Company’s total workforce will expire.  The Company has been successful in negotiating new contracts over the years, but cannot guarantee that will continue. Failure to negotiate new union contracts could result in the disruption of production, inability to deliver product or a number of unforeseen circumstances, any of which could have an unfavorable material impact on the Company’s results of operations or financial condition.

Deterioration in the creditworthiness of several major customers could have a material impact on the Company’s business, financial condition or results of operations.

Included as a significant asset on the Company’s balance sheet are accounts receivable from our customers.  If several large customers become insolvent or are otherwise unable to pay for products, or become unwilling or unable to make payments in a timely manner, it could have an unfavorable material impact on the Company’s results of operations or financial condition.

Although the Company is not dependent on any one customer, deterioration in several large customers at the same time could have an unfavorable material impact on the Company’s results of operations or financial condition.  One customer exceeded 10% of total accounts receivable for 2019.  No customer exceeded 10% of total accounts receivable for 2018.

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

The corporate office of the Company is located in Naugatuck, Connecticut in a two-story, 8,000 square foot administrative building on 2.1 acres of land.

All of the Company’s properties are owned or leased and are adequate to satisfy current requirements. All of the Company’s properties have the necessary flexibility to cover any long-term expansion requirements.

The Industrial Hardware Group includes the following:

Big 3 Products in Centralia, Illinois owns 156,160 square feet of administrative and manufacturing space located in an industrial park.  The single story building is steel frame with steel siding and roof.

Big 3 Products in Dearborn, Michigan leases 86,250 square feet of building space.  The building is made from industrial block. Approximately 6,000 square feet of office space is used for design engineers.  The current lease expires on February 4, 2025.

Big 3 Products in Chesterfield, Michigan leases 45,000 square feet for a design and manufacturing facility.  This building is industrial block and metal frame.  The current lease expires on February 28, 2021.

Big 3 Mold in Holliston, Massachusetts leases 13,800 square feet of building space.  The building is industrial block.  The current lease expires on December 31, 2020.

Big 3 Mold in Millville, New Jersey owns 54,450 square feet of building space.  The building is industrial block.

Big 3 Precision in Pleasant Hill, Missouri leases 1,000 square feet of office space. The building is metal frame.  The current lease expires on April 1, 2022.

Big 3 Precision in Kimball, Michigan leases 3,500 square feet of building space.  The current lease expires on April 30, 2022 with an option to renew for an additional twelve months.

Associated Tool a wholly-owned subsidiary in Wrexham, Wales leases 5,000 square feet of building space.  The building is industrial block and metal frame.  The current lease expires on August 10, 2020.

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

Velvac, Inc. also leases a 9,300 square foot building in Bellingham, Washington. The premises are used solely for software development and research and development. The lease was terminated in January 2020.

Canadian Commercial Vehicles Corporation (“CCV”), a wholly-owned subsidiary in Kelowna, British Columbia, leases 46,385 square feet of building space located in an industrial park. The building is made from brick and concrete, contains approximately 5,400 square feet of office space on two levels and houses a modern paint booth for finishing our products. The building is protected by a F1 rated fire suppression system and alarmed for fire and security. CCV’s lease expires on December 31, 2018 and is renewable.

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

The World Lock Co. Ltd. subsidiary leases 5,285 square feet of space in a building located in Taipei, Taiwan. The building is made from brick and concrete and is protected by a fire alarm and sprinklers.  The current lease expires on June 30, 2020 and is renewable for a six-month period.

The Dongguan Reeworld Security Products Company Ltd. subsidiary was established in July 2013 to manufacture locks and hardware and leases 103,800 square feet of space in concrete buildings that are located in an industrial park in Dongguan, China.  The current lease expires on May 31, 2022 and is renewable for a three year period.

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

The Company is party to various legal proceedings from time to time related to its normal business operations.  Currently, the Company is not involved in any material pending legal proceedings.

In 2010, the Company was contacted by the State of Illinois regarding potential ground contamination at its plant in Wheeling, Illinois.  The Company entered into a voluntary remediation program in Illinois and engaged an environmental clean-up company to perform testing and develop a remediation plan.  Since 2010, the environmental company completed a number of tests and the design of a final remediation system was approved in the second quarter of 2018.  As of the end of the of 2019, the remediation plan was completed.  The State of Illinois has received the documentation related to the remediation and is in the process of approving the final documentation.  The total estimated cost for the remediation system is anticipated to be approximately $50,000, which the Company previously accrued for and expensed in prior years.  The Company no longer considers this proceeding to be material.

In 2016, the Company created a plan to remediate a landfill of spent foundry sand maintained at the Company’s metal casting facility in New York.  This plan was agreed to by the New York Department of Environmental Conservation (the “DEC”) on March 27, 2018.  Based on estimates provided by the Company’s environmental engineers, the anticipated cost to remediate and monitor the landfill was $430,000.  The Company accrued for and expensed the entire $430,000 in the first quarter of 2018 and fiscal 2017.  In the Fall of 2018, detailed construction drawings were prepared by an outside consultant in conjunction with informal progress reviews by the New York State Department of Environmental Conservation (the “NYSDEC”).  Long-term groundwater monitoring commenced in April of 2019.  Verbal approval for the closure plan was received from the NYSDEC in May of 2019.  Written approval is anticipated in the first quarter of 2020.  Construction of the closure remedies, including improved drainage system, regrading, and installation of a low permeability cap, is anticipated in the spring of 2020.  In the summer of 2020, following the completion of construction work, a closure report and maintenance plan will be prepared for the NYSDEC.  This closure report and maintenance plan will document the work done and request acknowledgment of satisfactory completion of the Order on Consent between Frazer and Jones, and the NYSDEC.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the NASDAQ Global Market under the symbol “EML”. The approximate number of record holders of the Company common stock on December 28, 2019 was 333.

The Company expects to continue its policy of paying regular cash dividends, although there can be no assurance as to future dividends because they are dependent on future earnings, capital requirements and financial condition.

The following table sets forth information regarding securities authorized for issuance under the Company’s equity compensation plans as of December 28, 2019, consisting of the Company’s 2010 Executive Stock Incentive Plan (the “2010 Plan”).

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	96,728	22.30	178,500[1]
Equity compensation plans not approved by security holders	-	-	-
Total	96,728	22.30	178,500

1 Includes shares available for future issuance under the 2010 Plan.  No new grants may be made under the 2010 Plan, which expired by its terms on February 9, 2020 but continues to govern awards outstanding under the 2010 Plan.

During fiscal years 2019 and 2018, there were no sales by the Company of its securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

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

The Company did not repurchase any shares during fiscal year 2019

ITEM 6 SELECTED FINANCIAL DATA

As a result of the Company’s status as a smaller reporting company pursuant to Rule 12b-2 of the Exchange Act, the Company is no longer required to provide the information under this Item 6, of Form 10-K pursuant to Item 301(c) of Reg. S-K.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s fiscal year ends on the Saturday nearest to December 31.  Fiscal Years, 2019 and 2018 were each 52 weeks in length. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to results for “2019” or “fiscal year 2019” mean the fiscal year ended December 28, 2019, and references to results for “2018” or “fiscal year 2018” mean the fiscal year ended December 29, 2018.

Summary

Sales for 2019 were $251.7 million compared to $234.3 million for 2018.  Net income for 2019 was $13.3 million, or $2.12 per diluted share, compared to $14.5 million, or $2.31 per diluted share, for 2018.  Sales for the fourth quarter of 2019 were $68.7 million compared to $56.6 million for the same period in 2018.  Net income for the fourth quarter of 2019 was $5.0 million, or $0.79 per diluted share compared to $4.4 million, or $0.70 per diluted share, for the comparable 2018 period.  The fourth quarter 2019 operating results include three months of Big 3 Precision sales and earnings while the full fiscal year includes four months of sales and earnings.  Big 3 Precision was acquired on August 30, 2019.

The dollar amount of the backlog of orders received by the Company increased as of the fiscal year ended December 28, 2019. Such backlogs were $71,200,000 at December 28, 2019, as compared to $46,888,000 at December 29, 2018.  The primary reasons for the change from 2018 to 2019 were significant backlog increases as the result of the acquisition of Big 3 Precision, stronger sales and a delay of year-end orders at Eberhard Manufacturing, and the timing of orders received from customers.  The Company anticipates continued growth in sales and earnings in fiscal 2020 primarily as a result of the acquisition of Big 3 Precision, new mirror program for Class 8 trucks being awarded to our Velvac subsidiary, and new products launches at the Eberhard Manufacturing and Illinois Lock businesses. The Company believes that as new programs and products launch, these will offset the impact from a forecasted 25-30% decline in Class 8 truck production and continued softening in the recreational vehicle market in 2020.

During 2019 and the last half of 2018, the Company experienced price decreases for many of the raw materials used in producing its products, including: scrap iron, stainless steel, hot and cold rolled steel, zinc, copper and aluminum while nickel prices increased.  Raw material prices were beginning to increase in the latter half of the fourth quarter.  These increases could negatively impact the Company’s gross margin if raw material prices increase too rapidly for the Company to recover those cost increases through either price increases to our customers or cost reductions in other areas of the business.

On January 15, 2020 the United States and China signed the U.S.-China Phase One trade deal which among other things rolls back tariffs on $120 billion worth of Chinese products from 15% to 7.5% effective February 14, 2020 and the U.S. agreed to not to proceed with the 15% tariffs on $160 billion worth of consumer goods which was scheduled to take effect December 15, 2019.  However, the 25% tariffs on $250 billion of Chinese imports will remain in effect subject to further reductions depending on the progress of future negotiations.  If China does not follow through their agreed upon commitments and tariffs are reinstated on $550 billion of Chinese products at the 25% rate, it could result in a loss of business and possible reduced margins if the tariffs cannot be recovered in higher selling prices.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Areas of uncertainty that require judgments, estimates and assumptions include items such as the accounting for derivatives; environmental matters; the testing of goodwill and other intangible assets for impairment; proceeds on assets to be sold; pensions and other postretirement benefits; leases; and tax matters. Management uses historical experience and all available information to make its estimates and assumptions, but actual results will inevitably differ from the estimates and assumptions that are used to prepare the Company’s financial statements at any given time. Despite these inherent limitations, management believes that Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and related footnotes provide a meaningful and fair presentation of the Company.

Management believes that the application of these estimates and assumptions on a consistent basis enables the Company to provide the users of the financial statements with useful and reliable information about the Company’s operating results and financial condition.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company reviews the collectability of its receivables on an ongoing basis, taking into account a combination of factors. The Company reviews potential problems, such as past due accounts, a bankruptcy filing or deterioration in the customer’s financial condition, to ensure that the Company has adequately accrued for potential loss. Accounts are considered past due based on when payment was originally due. If a customer’s situation changes, such as a bankruptcy or its creditworthiness, or there is a change in the current economic climate, the Company may modify its estimate of the allowance for doubtful accounts.  The Company will write off accounts receivable after reasonable collection efforts have been made and the accounts are deemed uncollectible.

Inventory

Inventories are valued at the lower of cost or net realizable value. Cost is determined by the last-in, first-out (“LIFO”) method at the Company’s U.S. facilities. Accordingly, a LIFO valuation reserve is calculated using the dollar value link chain method.

We review the net realizable value of inventory in detail on an ongoing basis, giving consideration to deterioration, obsolescence and other factors. Based on these assessments, we provide for an inventory reserve in the period in which an impairment is identified. The reserve fluctuates with market conditions, design cycles and other economic factors.

Goodwill and Other Intangible Assets

Intangible assets with finite useful lives are generally amortized on a straight-line basis over the periods benefited. Goodwill and other intangible assets with indefinite useful lives are not amortized. The Company performed its most recent qualitative assessment as of the end of fiscal 2019 and determined that it is more likely than not that no impairment of goodwill existed at the end of 2019.  The Company will perform annual qualitative assessments in subsequent years as of the end of each fiscal year.  Additionally, the Company will perform interim analysis whenever conditions warrant.

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

The expected long-term rate of return on assets is also developed with input from the Company’s actuarial firms. We consider the Company’s historical experience with pension fund asset performance, the current and expected allocation of our plan assets and expected long-term rates of return. The long-term rate-of-return assumption used for determining net periodic pension expense was 7.5% for 2019 and 2018. The Company reviews the long-term rate of return each year.

Future actual pension income and expense will depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in the Company’s pension plans.

The Company expects to make cash contributions of approximately $2,700,000 and $50,000 to our pension plans and other postretirement plan, respectively, in 2020.

In connection with our pension and other postretirement benefits, the Company reported an expense of $2.7 million and $0.2 million expense (net of tax) on its Consolidated Statement of Comprehensive Income for Fiscal Years 2019 and 2018, respectively.  The main factor driving this expense was the change in the discount rate during the applicable period.

Assumptions used to determine net periodic pension benefit cost for the fiscal years indicated were as follows:

	2019	2018
Discount rate	4.20% - 4.22%	3.54% - 3.57%
Expected return on plan assets	7.5%	7.5%
Rate of compensation increase	0.0%	0.0%

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

The changes in assumptions had the following effect on the net periodic pension and other postretirement costs recorded in Other Comprehensive Income as follows:

	Year ended
	December 28,	December 29
	2019	2018
Discount rate	$(12,552,989)	$8,537,413
Mortality table	--	--
Additional recognition due to significant event	(454,143)	14,928
Asset gain or (loss)	7,710,082	(9,530,411)
Amortization of:
Unrecognized gain or (loss)	1,114,924	1,044,520
Unrecognized prior service cost	94,308	109,750
Other	748,512	(957,643
Comprehensive income, before tax	(3,339,286)	(781,443)
Income tax	(664,279)	(578,090)
Comprehensive income, net of tax	$(2,675,007)	$(203,353)

The Plan has been investing a portion of the assets in long-term bonds in an effort to better match the impact of changes in interest rates on its assets and liabilities and thus reduce some of the volatility in Other Comprehensive Income.  Please refer to Note 11 – Retirement Benefit Plans in Item 8 of this Form 10-K for additional disclosures concerning the Company’s pension and other postretirement benefit plans.

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

Fourth Quarter 2019 Compared to Fourth Quarter 2018

The following table shows, for the fourth quarter of 2019 and 2018, selected line items from the consolidated statements of income as a percentage of net sales, by segment.

	2019 Fourth Quarter
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	73.6%	66.0%	89.5%	73.7%
Gross margin	26.4%	34.0%	10.5%	26.3%
Product development expense	0.3%	5.0%	—	1.1%
Selling and administrative expense	16.5%	16.0%	9.6%	15.8%
Operating profit	9.6%	13.0%	0.9%	9.4%

	2018 Fourth Quarter
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	73.4%	64.9%	93.5%	74.0%
Gross margin	26.6%	35.1%	6.5%	26.0%
Product development expense	4.0%	3.6%	—	3.3%
Selling and administrative expense	15.3%	17.7%	6.2%	14.6%
Operating profit	7.3%	13.8%	0.3%	8.1%

Net sales in the fourth quarter of 2019 increased 21% to $68.7 million from $56.6 million a year earlier.  Sales growth reflects the Big 3 Precision acquisition which the Company acquired on August 30, 2019.  Sales increased in the Industrial Hardware segment by 46% to $49.2 million in the fourth quarter of 2019 from $33.7 million in the fourth quarter of 2018.  Excluding Big 3 Precision, sales decreased 3% in the fourth quarter of 2019 as compared to sales in the fourth quarter of 2018 due to lower sales to Class 8 trucks and specialty vehicles partly offset by the impact of new program launches and stronger sales to military customers.  Sales in the Security Products segment decreased 13% in the fourth quarter of 2019 compared to the fourth quarter of 2018 as late year product launches were insufficient to offset lower demand for commercial laundry payment products and point of sale security products, as well the loss of supply contracts for mechatronic padlock systems and recreational vehicles door latches.  Sales in the Metal Products segment decreased 18% in the fourth quarter of 2019 from sales in the fourth quarter of 2018.  Sales of mining products decreased 11% while sales of industrial casting products decreased 30% in the fourth quarter of 2019 compared to the fourth quarter of 2018.  Mining sales in the fourth quarter were affected by a business combination between two customers and the filing for bankruptcy protection from one of the largest coal mines in the U.S.  Industrial castings in the fourth quarter were negatively affected by the loss of a customer who suffered a foundry fire in 2018 and temporarily sourced its products from our facility.

Sales of new products contributed 5% to sales growth in the fourth quarter compared to 4% of sales growth from new products in the fourth quarter of 2018.  New products in the fourth quarter included a new hood mount truck mirror, line haul truck mirror a modular toolbox latching system, and electronic activated latching system.

Cost of products sold in the fourth quarter of 2019 increased by $8.8 million or 21% from the corresponding period in 2018.  The increase in cost of products sold is attributable to the Big 3 Precision acquisition. Without Big 3 Precision cost of products sold would have decreased by 10% reflecting the decrease in core business sales volume.

Gross margin as a percentage of net sales for the fourth quarter of 2019 remained comparable to 26% for the fourth quarter of 2018 at 26%.

Product development expenses as a percentage of sales in the fourth quarter of 2019 decreased by 58% as compared to the fourth quarter in 2018.  The decrease relates to the closure of the Velvac Road-iQ development operations in Bellingham, Washington in the second quarter of 2019 as the Company adopted a leaner approach to the development of new vision products.

Selling and administrative expenses in the fourth quarter of 2019 increased 31% as compared to the fourth quarter of 2018. The increase is primarily due to the acquisition Big 3 Precision acquisition.

RESULTS OF OPERATIONS

Fiscal Year 2019 Compared to Fiscal Year 2018

The following table shows, for fiscal year 2019 and fiscal year 2018, selected line items from the consolidated statements of income as a percentage of net sales, by segment.

	Industrial	Security	Metal
	Hardware	Products	Products	Total
	Fiscal Year 2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	75.6%	68.3%	88.9%	75.4%
Gross margin	24.4%	31.7%	11.1%	24.6%
Product development expense	2.1%	4.4%	—	2.4%
Selling and administrative expense	14.5%	16.5%	7.7%	14.2%
Restructuring costs	1.1%	1.6%	—	1.1%
Operating profit	6.7%	9.2%	3.5%	6.9%

	Fiscal Year 2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	75.2%	68.6%	87.7%	74.9%
Gross margin	24.8%	31.4%	12.3%	25.1%
Product development expense	3.5%	3.1%	—	3.0%
Selling and administrative expense	14.4%	17.3%	8.3%	14.5%
Operating profit	6.9%	11.0%	4.0%	7.6%

Summary

Net sales for 2019 increased 8% to $251.7 million from $234.3 million in 2018.  Sales growth in 2019 reflects four months of sales from the Big 3 Precision acquisition, which the Company closed on August 30, 2019.  Excluding the effects of Big 3 Precision, sales would have been comparable to 2018.  Sales volume of existing products grew by 10% in 2019 primarily as the result of the Big 3 acquisition and increased sales to our existing Class 8 truck and distribution customers.  Net sales in the Security Products segment decreased approximately 10% in 2019 due to lower demand for commercial laundry payment products and point of sale security products, as well the loss of supply contract for mechatronic padlock systems and recreational vehicle door latches.  The Metal Products segment’s net sales decreased 1% in 2019 as compared to 2018 primary due to a slowdown in the coal mining industry and the loss of a customer, whose foundry was down due to a fire in 2018 but has since recovered.  The last shipment to that customer was in July of 2019.

Net income for 2019 decreased 9% to $13.3 million, or $2.12 per diluted share, from $14.5 million, or $2.31 per diluted share, in 2018.  In 2019, net income was adversely affected by non-recurring restructuring cost of $3.9 million net of tax, associated with the discontinuation of Road-iQ, a subsidiary of Velvac, and the consolidation of our Composite Panel Technologies facility, as well as an increase in M&A related expense incurred in the twelve months of 2019.

Industrial Hardware Segment

Net sales in the Industrial Hardware segment increased 17% in 2019 from net sales for 2018.  Without Big 3 Precision sales increased $2.9 million or 2% from 2018 level.  Sales volume of products increased 10% due to the acquisition of Big 3 Precision.  Without Big 3 Precision sales volume of legacy products decreased by 5% as we are replacing these products with new products, which contributed 7% to the sales increase.  New product sales include a new hood mount truck mirror, line haul truck mirror, modular toolbox latching system, an electronic activated latching system and various composite panels.

Cost of products sold in the Industrial Hardware segment increased $18.8 million or 18% from cost of products sold for 2018.  The increase in the cost of products sold primarily reflects the Big 3 acquisition in August of 2019.  Without the effects of Big 3 acquisition, material cost increased $3.0 million or 3.9% reflecting a higher percentage of material consumed relative to sale from producing a new Class 8 truck mirror that was awarded in 2018.  This mirror required the resourcing of components to lower cost suppliers which took longer than was originally anticipated due to the requirement that the components must go through a Production Parts Approval Process (PPAP) which requires customer approval prior to implementation. This product PPAP has been completed and components resourced to our lower cost vendors during the fourth quarter.  Freight cost increased $1.0 million or 16% over 2018 level due to expedited shipment resulting from a slowdown, earlier in the year, at the Port of Long Beach, California.  Tariffs incurred during the year were $2.0 million from China-sourced products.  A majority of the tariffs were recovered through price increases.  The cost increases were partially offset through cost reduction initiatives of $2.0 million in labor reductions, supplies and tools, manufacturing and engineering salaries, consulting and other administrative expenses.  During 2019, metal prices decreased, hot rolled steel was down 30%, cold rolled steel was down 18%, aluminum down 12% and zinc down 14% which had a favorable effect on our overall material cost.  However, during the fourth quarter of 2019 metal prices have started to increase which could have a negative impact on our margins in 2020 if they continue to rise.

Gross margin as a percentage of sales decreased from 25% in 2018 to 24% in 2019.  The decrease reflects the combination of product mix and the startup cost incurred in the launch of the aforementioned truck mirror program in 2019.

Product development expenses as a percentage of sales decreased to 2% in 2019 from 4% in 2018.  The decrease relates to the closure of the Velvac Road-iQ development operations in Bellingham Washington in the second quarter of 2019 as the Company adopted a leaner approach to the development of new vision products.

Selling and administrative expenses in the Industrial Hardware segment increased $3.7 million or 18% in 2019 from the 2018 level.  The increase in selling and administrative expenses in 2019 reflect the Big 3 Precision acquisition in August 2019.

Security Products Segment

Net sales in the Security Products segment decreased 10% in 2019 from the 2018 level.  Sales volume of existing products decreased 13% while price and new products contributed 3%.  Sales growth from the Load N Lock business which was acquired in June 2018 partially offset the impact of lower demand for commercial laundry payment products and point of sale security products, as well the loss of supply contracts for mechatronic padlock systems and recreational vehicles market door latches. New product sales include a vehicular power lock module, an electronic switch lock for the mass transit industry, a key lock for the storage industry, a canopy lock assembly for the vehicle industry and a mobile payment app for the commercial laundry industry.

Cost of products sold in the Security Products Segment decreased by $4.7 million or 11% in 2019 from 2018.  The decrease in cost of products sold was primarily attributable to the decrease in sales volume which resulted in lower material cost of $2.9 million and lower factory payroll cost of $1.3 million.  The cost of zinc decreased by 14% and the cost of copper decreased by 1% year over year.  The Company experienced tariff costs on China-sourced products of $0.9 million in 2019, which were not incurred in the comparable periods of 2018.  The majority of the tariffs have been recovered through price increases.

Gross margin as a percentage of sales in the Security Products segment increased to 32% compared to the 2018 level of 31%.

Product development expenses increased $0.5 million or 27% to $2.6 million from the 2018 level of $2.0 million.  The Company continues to invest in the development of new products for our customers to replace legacy product being phased out.

Selling and administrative expenses in the Security Products segment decreased by $1.7 million or 15% in 2019 from 2018.  The most significant factors resulting in changes in selling and administrative expenses were decrease in bad debt expense of $0.2 million, decrease of $0.7 million in payroll and payroll related expenses and a decrease in other administrative expenses of $0.2 million

Metal Products Segment

Net sales in the Metal Products segment decreased 0.6% or $0.2 million in 2019 compared to the prior year period.  In 2019, sales volume decreased 9% while price and new products were up 2% and 6% respectively.  Sales of mining and industrial casting products each declined 1% year over year from 2018 level.  The mix of mining related products and industrial casting products remained comparable in 2019 and 2018 at 66% and 34% respectively.  In 2019 and 2018 the Company received orders from a foundry that experienced a fire in its operations and utilized our open capacity at our foundry to fulfill their industrial casting needs which ended in July 2019.  Sales from that business in 2019 and 2018 were $1 million and $0.8 million respectively.

Cost of products sold for the Metal Products segment increased by $0.2 million or 1% from 2018 level.  Material prices for scrap iron decreased by 30% but higher production cost and lower productive capacity being consumed more than offset the favorable metal market.

Gross margin as a percentage of sales in the Metal Products segment decreased to 11% in 2019 from 12% in 2018.  The lower metal cost could not offset the higher production cost in 2019.

Selling and administrative expenses in the Metal Products segment decreased $0.2 million or 9% from 2018.  The most significant factors, resulting in the decrease in selling and administrative expenses was a reduction in payroll and payroll related charges.

Other Items

The following table shows the amount of change from the year ended December 29,2018 as compared to the year ended December 28, 2019 in other items (dollars in thousands):

	Amount	%
Interest expense	$656	54%

Other income	$(327)	-35%

Income taxes	$(144)	-5%

Interest expense increased in 2019 from 2018 due to the increased level of debt in 2019 that was incurred in connection with the Big 3 Precision acquisition.

Other income in 2019 decreased from the 2018 level. Other income in 2019 included a gain of $597,000 on the sale of land at the Company’s headquarters location.  Other income in 2018 included a $887,000 gain on pension assets due to the implementation of ASU 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, and a gain on marketable securities of $44,000.

The effective tax rate for 2019 was 18% compared to the 2018 effective tax rate, which was 18%.  Total income taxes paid were $3,197,984 in 2019 and $3,741,021 in 2018.

Liquidity and Sources of Capital

The Company’s financial position strengthened in 2019.  The primary source of the Company’s cash is earnings from operating activities adjusted for cash generated from or used for net working capital and the new credit agreement with Santander Bank, N.A.  The most significant recurring non-cash items included in net income are depreciation and amortization expense.  Changes in working capital fluctuate with the changes in operating activities.  As sales increase, there generally is an increased need for working capital.  Since increases in working capital reduce the Company’s cash, management attempts to keep the Company’s investment in net working capital at a reasonable level by closely monitoring inventory levels and matching production to expected market demand, keeping tight control over the collection of receivables and optimizing payment terms on its trade and other payables.

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

The following table shows key financial ratios at the end of each fiscal year:

	2019	2018
Current ratio	3.6	3.4
Average days’ sales in accounts receivable	51	44
Inventory turnover	4.2	3.4
Ratio of working capital to sales	28.1%	30.3%
Total debt to shareholders’ equity	93.7%	29.6%

The following table shows important liquidity measures as of the fiscal year-end balance sheet date for each of the preceding two years (in millions):

	2019	2018
Cash and cash equivalents
- Held in the United States	$9.0	$5.6
- Held by foreign subsidiary	9.0	8.3
	18.0	13.9
Working capital	83.0	71.0
Net cash provided by operating activities	23.0	12.9
Change in working capital impact on net cash (used)/provided by operating activities	(0.3)	(5.9)
Net cash used in investing activities	(85.8)	(10.4)
Net cash (used in)/provided by financing activities	67.0	(10.4)

All cash held by foreign subsidiaries is readily convertible into other currencies, including the U.S. dollar.

Net cash provided by operating activities was $23.0 million in 2019 compared to $12.9 million in 2018.  In 2018 the Company contributed an excess contribution of $2.0 million into its defined benefit retirement plan.

In 2019 cash used in the net change in working capital was $0.3 million.  In 2018 cash used in the net change in working capital was $6.0 million, which was primarily due to increased sales activities that drove up the associated inventory and accounts receivable balances in order to manage the sales activities

The Company used $85.8 million and $10.4 million for investing activities in 2019 and 2018, respectively.  Included in the 2019 amount is approximately $81.2 million for the Big 3 acquisition.  Included in the 2018 amount is approximately $5 million for the acquisition of Load N Lock.  These transactions are more fully discussed in Note 2 to the 2018 Consolidated Financial Statements located in Item 8 of this Form 10-K.  The balance of $5.4 million and $3.6 million in 2019 and 2018, respectively, was used to purchase fixed assets.  Capital expenditures in fiscal year 2020 are expected to be in the range of $4 million.

In 2019, the Company received approximately $67.0 million from financing activities.  The Company refinanced an existing note for $19.1 million, used approximately $10.8 million for debt repayments and $2.8 million for payment of dividends.  The Company entered into a new credit agreement for $120.0 million, of which the company received $100.0 million for the term loan portion.  The Company did not draw down on the $20.0 million revolving credit portion.

In 2018, the Company paid approximately $10.4 million in cash for financing activities.  The Company paid $1.1 million for repurchasing its common stock and used approximately $6.6 million for debt repayments and $2.8 million for the payment of dividends.  See Note 6 – Debt to the accompanying Consolidated Financial Statement for additional details on the debt that was issued.

The Company leases certain equipment and buildings under cancelable and non-cancelable operating leases that expire at various dates up to five years. Rent expense amounted to approximately $2.2 million in 2019 and $2.6 million in 2018.

On August 30, 2019, the Company entered into the Credit Agreement with Santander Bank, N.A., for itself, People’s United Bank, National Association. and TD Bank, N.A. as lenders, that included a $100 million term portion and a $20 million revolving commitment portion. Proceeds of the term loan were used to repay the Company’s remaining outstanding term loan (and to terminate its existing credit facility) with People’s United Bank, N.A. (approximately $19 million) and to acquire Big 3 Precision. The term portion of the loan requires quarterly principal payments of $1,250,000 for an 18-month period beginning December 31, 2019. The repayment amount then increases to $1,875,000 per quarter beginning September 30, 2021 and continues through June 30, 2023. The repayment amount then increases to $2,500,000 per quarter beginning September 30, 2023 and continues through June 30, 2024. The term loan is a 5-year loan with the remaining balance due on August 30, 2024. The revolving commitment portion has an annual commitment fee of 0.25% based on the unused portion of the revolver. The revolving commitment portion has a maturity date of August 30, 2024.  During 2019, the Company did not borrow any funds on the revolving commitment portion of the facility. The interest rates on the term and revolving credit portion of the Credit Agreement vary.  The interest rates may vary based on the LIBOR rate plus a margin spread of 1.25% to 2.25%.  The Company’s obligations under the Credit Agreement are secured by a lien on certain of the Company’s and its subsidiaries’ assets pursuant to a Pledge and Security Agreement, dated as of August 30, 2019 with Santander Bank, N.A., as administrative agent.

The Company’s loan covenants under the Credit Agreement require the Company to maintain a senior net leverage ratio not to exceed 4.25 to 1.  In addition, the Company will be required to maintain a fixed charge coverage ratio to be not less than 1.25 to 1.

On August 30, 2019, the Company entered into an interest rate swap contract with Santander Bank, N.A., with an original notational amount of $50,000,000, which was equal to 50% of the outstanding balance of the term loan on that date.  The Company has a fixed interest rate of 1.44% on the swap contract and will pay the difference between the fixed rate and LIBOR when LIBOR is below 1.44% and will receive interest when the LIBOR rate exceeds 1.44%.  On December 28, 2019, the interest rate for half ($50 million) of the term portion was 3.44%, using a one month LIBOR rate, and 3.19% on the remaining balance ($50 million) of the term loan based on a one month LIBOR rate.

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

Off-Balance Sheet Arrangements

As of the end of the fiscal year ended December 28, 2019, the Company does not have any material transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons, as described by Item 303(a)(4) of Regulation S-K, that have or are reasonably likely to have a material current or future impact on the Company’s financial condition, results of operations, liquidity, capital expenditures, capital resources or significant components of revenues or expenses.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of the Company’s status as a smaller reporting company pursuant to Rule 12b-2 of the Exchange Act, the Company is no longer required to provide information under this Item 7A.

ITEM 8              FINANCIAL STATEMENTS

The Eastern Company

Consolidated Balance Sheets

	December 28	December 29
	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$17,996,505	$13,925,765
Marketable securities	34,305	—
Accounts receivable, less allowances of $556,000 in 2019 and $680,000 in 2018	37,941,900	30,285,316

Inventories:
Raw materials and component parts	17,225,469	17,841,166
Work in process	11,009,648	8,960,202
Finished goods	26,364,149	25,971,841
	54,599,266	52,773,209

Prepaid expenses and other current assets	4,343,507	3,071,888
Refundable income taxes	—	1,133,847
Total Current Assets	114,915,483	101,190,025

Property, Plant and Equipment
Land	1,341,289	1,159,813
Buildings	21,830,568	16,477,462
Machinery and equipment	65,164,386	56,131,340
Accumulated depreciation	(46,313,630)	(43,915,238)
	42,022,613	29,853,377

Other Assets
Goodwill	79,518,012	34,840,376
Trademarks	5,404,283	3,686,063
Patents, technology and other intangibles net of accumulated amortization	26,460,110	10,281,720
Right of use assets	12,342,475	—
Deferred income taxes	—	1,396,006
	123,724,880	50,204,165
TOTAL ASSETS	$280,662,976	$181,247,567

Consolidated Balance Sheets

	December 28	December 39
	2019	2018
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$19,960,507	$18,497,626
Accrued compensation	3,815,186	4,159,808
Other accrued expenses	2,967,961	3,095,666
Contingent liability	—	2,070,000
Current portion of long-term debt	5,187,689	2,325,000
Total Current Liabilities	31,931,343	30,148,100

Deferred income taxes	5,270,465	1,516,012
Other long-term liabilities	2,465,261	353,856
Lease liability	12,342,475
Long-term debt, less current portion	93,577,544	26,350,000
Accrued other postretirement benefits	1,007,146	648,635
Accrued pension cost	28,631,485	25,362,325

Commitments and contingencies (See Note 6)

Shareholders’ Equity
Voting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Nonvoting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Common Stock, no par value:
Authorized: 50,000,000 shares
Issued: 8,975,434 shares in 2019 and 8,965,987 shares in 2018
Outstanding: 6,240,705 shares in 2019 and 6,231,258 shares in 2018	30,651,815	29,994,890
Treasury Stock: 2,734,729 shares in 2019 and 2,734,729 shares in 2018	(20,169,098)	(20,169,098)
Retained earnings	120,189,111	109,671,362

Accumulated other comprehensive income (loss):
Foreign currency translation	(2,037,952)	(2,106,329)
Unrealized gain/(loss) on interest rate swap, net of tax	167,018	166,444
Unrecognized net pension and other postretirement benefit costs, net of taxes	(23,363,637)	(20,688,630)
Accumulated other comprehensive loss	(25,234,571)	(22,628,515)
Total Shareholders’ Equity	105,437,257	96,868,639
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$280,662,976	$181,247,567

See accompanying notes.

Consolidated Statements of Income

	Year ended
	December 28	December 29
	2019	2018
Net sales	$251,742,619	$234,275,463
Cost of products sold	(189,890,070)	(175,550,418)
Gross margin	61,852,549	58,725,045

Product development expenses	(6,024,567)	(6,950,969)
Selling and administrative expenses	(35,719,188)	(33,914,735)
Restructuring costs	(2,650,940)	—
Operating profit	17,457,854	17,859,341

Interest expense	(1,857,961)	(1,202,272)
Other income	606,078	933,260
Income before income taxes	16,205,971	17,590,329

Income taxes	2,939,829	3,084,392
Net income	$13,266,142	$14,505,937
Earnings per Share:
Basic	$2.13	$2.32

Diluted	$2.12	$2.31

See accompanying notes.

Consolidated Statements of Comprehensive Income

	Year ended
	December 28	December 29
	2019	2018
Net income	$13,266,142	$14,505,937
Other comprehensive income/(loss) -
Change in foreign currency translation	68,377	(1,163,136)
Change in fair value of interest rate swap, net of tax benefit of: $26	574	124,687
in 2019 and $26,969 in 2018
Change in pension and other postretirement benefit costs, net of income taxes (expense)/benefit of: $664,279 in 2019 and $578,090 in 2018	(2,675,007)	(203,353)
Total other comprehensive income/(loss)	(2,606,056)	(1,241,802)
Comprehensive income/(loss)	$10,660,086	$13,264,135

See accompanying notes.

Consolidated Statements of Shareholders’ Equity

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity
Balances at December 30, 2017	8,957,974	$29,501,123	(2,694,729)	$(19,105,723)	$97,921,903	$(21,386,713)	$86,930,590
Net income					14,505,937		14,505,937
Cash dividends declared, $.44 per share					(2,756,478)		(2,756,478)
Currency translation adjustment						(1,163,136)	(1,163,136)
Change in fair value of interest rate swap						124,687	124,687
Change in pension and other postretirement benefit costs, net of tax						(203,353)	(203,353)
Treasury stock purchases			(40,000)	(1,063,375)			(1,063,375)
Issuance of SARS	151	276,777					276,777
Issuance of Common Stock for directors’ fees	7,862	216,990					216,990
Balances at December 29, 2018	8,965,987	$29,994,890	(2,734,729)	$(20,169,098)	$109,671,362	$(22,628,515)	$96,868,639

Net income					13,266,142		13,266,142
Cash dividends declared, $.44 per share					(2,748,393)		(2,748,393)
Currency translation adjustment						68,377	68,377
Change in fair value of interest rate swap						574	574
Change in pension and other postretirement benefit costs, net of tax						(2,675,007)	(2,675,007)
Issuance of SARS	151	397,250					397,250
Issuance of Common Stock for directors’ fees	9,296	259,675					259,675
Balances at December 28, 2019	8,975,434	$30,651,815	(2,734,729)	$(20,169,098)	$120,189,111	$(25,234,571)	$105,437,257

See accompanying notes.

Consolidated Statements of Cash Flows

	Year ended
	December 28	December 29
	2019	2018
Operating Activities
Net income	$13,266,142	$14,505,937
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,454,881	5,329,208
Unrecognized pension & other postretirement benefits	1,844,814	(2,226,083)
(Gain) Loss on sale of equipment and other assets	(568,956)	(413,333)
Non cash restructuring charges	2,641,890	—
Provision for doubtful accounts	63,564	185,136
Deferred Taxes	(2,093,654)	947,851
Stock compensation expense	656,925	493,767
Changes in operating assets and liabilities:
Accounts receivable	5,982,435	(3,483,484)
Inventories	1,463,409	(5,356,646)
Prepaid expenses	860,607	(761,135)
Other assets	(499,010)	102,068
Accounts payable	(2,337,146)	4,106,130
Accrued compensation	(1,462,262)	(165,828)
Other accrued expenses	(3,315,476)	(387,526)
Net cash provided by operating activities	22,958,164	12,876,062

Investing Activities
Purchases of property, plant and equipment	(5,440,488)	(3,596,572)
Capitalized software	—	(1,813,973)
Proceeds from sale of equipment and other assets	857,967	—
Marketable securities	(34,305)	—
Business acquisitions, net of cash acquired	(81,155,753)	(4,994,685)
Net cash used in investing activities	(85,772,579)	(10,405,230)

Financing Activities
Proceeds from issuance of long-term debt	100,000,000	—
Principal payments on long-term debt	(30,285,146)	(1,550,000)
Proceeds from short-term borrowing (Revolver)	—	7,000,000
Payments on Revolving Credit Note	—	(12,000,000)
Purchase Common Stock for Treasury	—	(1,063,375)
Dividends paid	(2,743,993)	(2,756,478)
Net cash used in financing activities	66,970,861	(10,369,853)

Effect of exchange rate changes on cash	(85,704)	(450,691)
Net change in cash and cash equivalents	4,070,740	(8,349,712)

Cash and cash equivalents at beginning of year	13,925,765	22,275,477
Cash and cash equivalents at end of year	$17,996,505	$13,925,765

See accompanying notes.

The Eastern Company

Notes to Consolidated Financial Statements

1. Description of Business

The Eastern Company (the “Company”) includes nine separate operating businesses located within the United States, two wholly-owned Canadian subsidiaries (one located in Tillsonburg, Ontario, Canada, and one in Kelowna, British Columbia, Canada), a wholly-owned Taiwanese subsidiary located in Taipei, Taiwan, a wholly-owned subsidiary in Hong Kong, two wholly-owned Chinese subsidiaries (one located in Shanghai, China, and one located in Dongguan, China), two wholly-owned subsidiaries in Mexico (one located in Lerma, Mexico and one located in Reynosa, Mexico) and a wholly owned subsidiary in Wrexham, United Kingdom.

The operations of the Company consist of three business segments: industrial hardware, security products, and metal products.

Industrial Hardware

The Industrial Hardware segment consists of Big 3 Precision, including Big 3 Products and Big 3 Mold; Eberhard Manufacturing Company, Eberhard Hardware Manufacturing Ltd., and Eastern Industrial Ltd; Velvac Holdings; Canadian Commercial Vehicles Corporation; and Sesamee Mexicana, S.A. de C.V.

These businesses design, manufacture and market a diverse product line of custom and standard vehicular and industrial hardware, including turnkey returnable packaging solutions; passenger restraint and vehicular locks, latches, hinges; mirrors, mirror-cameras; and light-weight sleeper boxes and truck bodies.  The segment also designs and manufactures a wide selection of fasteners and other closure devices used to secure access doors on various types of industrial equipment such as metal cabinets, machinery housings and electronic instruments.  Big 3 Products and Big 3 Mold’s turnkey returnable packaging solutions are used in the assembly process for vehicles, aircraft, and durable goods and in the production process of plastic packaging products, packaged consumer goods and pharmaceuticals.  Big 3 Products works with leading manufacturers to design and produce custom returnable packaging to integrate with their assembly processes.  Other products are found on tractor-trailer trucks, specialty commercial vehicles, recreational vehicles, fire and rescue vehicles, school buses, military vehicles and other vehicles. In addition, through Big 3 Precision Products and Big 3 Precision Mold Services, Big 3 Precision serves diverse markets including truck, automotive, plastic packaging products, consumer packaged goods and pharmaceuticals.  The segment sells directly to “OEM’s” and to distributors through in-house sales personnel and outside sales representatives. Sales, customer engineering and customer service are primarily provided through in-house sales personnel and engineering staff.

Security Products

The Security Products segment consists of Illinois Lock Company/CCL Security Products, World Lock Company Ltd., Dongguan Reeworld Security Products Ltd., and World Security Industries Ltd.; Greenwald Industries (“Greenwald”); and Argo EMS (formerly Argo Transdata).  Illinois Lock Company/CCL Security Products, known in the market as ILC, is a global leader in the design and manufacture of engineered security and access solutions in the form of mechanical, electronic and wireless products.  ILC focuses on the industrial, vehicle accessory, outdoor recreational equipment, medical, and point of sale and vending segments.  These products and solutions are specified and sold to OEM’s, contract equipment manufacturers, and industrial distributors globally.  Greenwald designs, manufactures and markets payment systems and coin security products used primarily in the commercial laundry market. Greenwald’s products include timers, drop meters, coin chutes, money boxes, meter cases, mobile payment apps, smart cards, value transfer stations, smart card readers, card management software, and access control units.  Argo EMS supplies printed circuit boards and other electronic assemblies to original equipment manufacturers in various industries, including measurement systems, semiconductor equipment manufacturing, and industrial controls, medical and military products.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

Metal Products

The Metal Products segment consists of Frazer & Jones, The Frazer & Jones Company, designs and manufactures high quality ductile and malleable iron castings.  Products include valves, rings, torque screws, bean clamps, and concrete anchors.  These products are sold to a wide range of industrial markets, including oil, water, gas; truck/automotive rail, and military/aerospace.  In addition, the Company believes that its Metal Products segment, is the largest and most efficient producer of expansion shells for use in supporting the roofs of underground mines in North America.

Sales are made to customers primarily in North America.

2. Business Acquisitions

Load N Lock Systems, Inc.

Effective June 1, 2018 the Company acquired certain assets of Load N Lock Systems, Inc. (“Load N Lock”), including accounts receivable, inventories, furniture, fixtures and equipment, intellectual property rights, and assumed certain liabilities and rights existing under all sales and purchase agreements.  Load N Lock provides innovative truck cap and tonneau cover locks that keep truck contents safe and secure.  Load N Lock developed and patented the first integrated power lock for the automotive industry and has developed numerous truck cap and tonneau cover lock related products.  Load N Lock provides its innovative products and solutions to the automotive industry’s leading manufacturers of truck and automotive accessories in the United States and Asia.

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

Big 3 Precision Products

On August 30, 2019, the Company and its newly-formed wholly-owned subsidiary, Eastern Engineered Systems, Inc., a Delaware corporation (“EES”) entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Big 3 Holdings, LLC, a Delaware limited liability company (“Seller”), Big 3 Precision Mold Services, Inc., a Delaware corporation and wholly-owned subsidiary of Seller (“Big 3 Mold”), Big 3 Precision Products, Inc., a Delaware corporation and wholly owned subsidiary of Seller (“Big 3 Products”), Industrial Design Innovations, LLC, a Delaware limited liability company and wholly-owned subsidiary of Big 3 Products (“Design Innovations”), Sur-Form, LLC, a Delaware limited liability company and wholly-owned subsidiary of Big 3 Products (“Sur-Form”), Associated Toolmakers Limited, a limited company formed under the laws of England and Wales and wholly-owned subsidiary of Big 3 Mold (“Associated” and together with Big 3 Mold, Big 3 Products, Design Innovations and Sur-Form, collectively “Big 3 Precision”), TVV Capital Partners III, L.P., a Delaware limited partnership, TVV Capital Partners III-A, L.P., a Delaware limited partnership, Alan Scheidt, Todd Riley, Clinton Hyde, and Big 3 Holdings, LLC, a Delaware limited liability company, as the initial Seller Representative (the “Seller Representative”).  On August 30, 2019, pursuant to the Stock Purchase Agreement, the Company, through EES, acquired all of the outstanding equity interests of Big 3.

Eastern Company

Notes to Consolidated Financial Statements (continued)

2. Business Acquisitions (continued)

Precision Products and Big 3 Mold Services, and indirectly through them, all of the outstanding equity interests in Design The Innovations, Sur-Form and Associated, for an adjusted purchase cash price of $81.2 million.  The Big 3 acquisition was financed with a combination of $2.1 million of cash on hand, a credit agreement (the “Credit Agreement”) with Santander Bank, N.A., for itself and, People’s United Bank, National Association and TD Bank, N.A. as lenders, providing for a $100.0 million term loan   and a $20.0 million revolving credit line.  In connection with the Credit Agreement, the Company also used its cash to repay the remaining balance (approximately $19.1 million) of its then outstanding term loan with People’s United Bank National Association.  Through its two divisions, Big 3 Products and Big 3 Mold, Big 3 Precision serves diverse markets including truck, automotive, plastic packaging products, packaged consumer goods and pharmaceuticals. In particular, Big 3 Precision Products works with leading manufacturers to design and produce custom returnable packaging to integrate with their assembly processes.  Big 3 Mold is a global leader in the design and manufacture of blow mold tools.

The following table summarizes the consideration paid for Big 3 Precision and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date, as well as the fair value at the acquisition date.

At August 30, 2019:

Consideration
Cash	$338,714
Cash proceeds from debt	80,817,039
$81,155,753
Recognized amounts of identifiable assets acquired and liabilities assumed
Accounts receivable	$13,649,937
Inventory	3,240,382
Prepaid and other assets	32,268
Property plant and equipment	13,770,170
Other noncurrent assets	1,337,337
Other intangible assets	21,054,000
Current liabilities	(4,910,384)
Deferred revenue	(1,585,709)
Income tax payable	(2,039,117)
Note payable	(375,379)
Deferred tax liabilities	(7,114,732)
Total identifiable net assets	37,058,773
Goodwill	44,096,980
$81,155,753

Accounts Receivable

Acquired receivables are amounts due from customers, and are stated at net realizable value.

Inventories

The estimated fair value of inventories acquired, which is at net realizable value based upon third party valuation specialist.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

2. Business Acquisitions (continued)

Property, Plant and Equipment

The property plant and equipment are estimated at net realizable value at the time of the acquisition based upon third party valuation specialist.

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

Acquisition Related Expenses

Included in general and administrative expenses in the consolidated statements of operations for the three and twelve month periods ended December 28, 2019 were $765,000 and $1,184,000, respectively, for acquisition expenses.

3. Accounting Policies

Fiscal Year

The Company’s year ends on the Saturday nearest to December 31.  Fiscal years, 2019 and 2018, were 52 weeks each.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany accounts and transactions are eliminated.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

3. Accounting Policies (continued)

Reclassification

Commencing with the first quarter of 2018, pension service costs have been broken out and reclassified from the gains and losses associated with the pension assets.  The reclassification of these expenses does not affect the net income reported.

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

Cash Equivalents

Highly liquid investments purchased with a maturity of three months or less are considered cash equivalents.  The Company has deposits that exceed amounts insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000, but the Company does not consider this a significant concentration of credit risk based on the strength of the financial institution. Approximately 50% of available cash is located outside of the United States in our foreign subsidiaries.

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

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined by the last-in, first-out (LIFO) method in the U.S. ($31,011,130 for U.S. inventories at December 28, 2019, excluding Big 3 and Velvac) and by the first-in, first-out (FIFO) method for inventories outside the U.S. ($7,295,793 for inventories outside the U.S. at December 28, 2019). Cost exceeds the LIFO carrying value by approximately $6,712,162 at December 28, 2019 and $6,957,972 at December 29, 2018. There was no material LIFO quantity liquidation in 2019 or 2018. In addition, as of the balance sheet dates, the Company has recorded reserves for excess/obsolete inventory.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

3. Accounting Policies (continued)

Property, Plant and Equipment and Related Depreciation

Property, plant and equipment (including equipment under capital lease) are stated at cost.  Depreciation ($4,722,758 in 2019, $4,329,136 in 2018) is computed generally using the straight-line method based on the following estimated useful lives of the assets: Buildings 10 to 39.5 years; Machinery and equipment 3 to 10 years.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long Lived Assets, the Company reviews it long lived assets and certain intangible assets for impairment whenever events or changes in circumstances indicate the that carrying amount may not be recoverable.  In such an event, the carrying value of long lived assets is reviewed by management to determine if the value may be impaired.  If this review indicates that the carrying amount will not be recoverable, as determined based on the estimated expected future cash flows attributable to the asset over the remaining amortization period, management will reduce the carrying amount to recognize the impairment and recognize an impairment loss.  The measurement of the impairment loss to be recognized is to be based on the difference between the fair value and the carrying amount of the asset.  Fair value is defined as the amount of which the asset could be bought or sold in a current transaction between willing parties.  Where quoted market prices in active markets are not available, management would estimate fair value based on the best information available in the circumstances such as the price of similar assets, a discounted cash flow analysis or other techniques.  No impairment losses were recognized for the period ended December 28, 2019 and for the period December 29, 2018.

Goodwill

The Company performed qualitative assessments of goodwill as of the end of fiscal 2019 and fiscal 2018 and determined it is more likely than not that no impairment of goodwill existed at the end of 2019 or 2018.  The Company will perform annual qualitative assessments in subsequent years as of the end of each fiscal year.  Additionally, the Company will perform interim analysis whenever conditions warrant.

Goodwill would be considered impaired whenever the historical carrying amount exceeds the fair value.  Pursuant to the qualitative assessment performed, goodwill was not impaired in 2019 or 2018.  Should we reach a different conclusion in the future, additional work would be performed to determine the amount of the non-cash impairment charge to be recognized.  The maximum future impairment of goodwill that could occur is the amount recognized on our balance sheet.

Intangible Assets

Patents are recorded at cost and are amortized using the straight-line method over the lives of the patents.  Technology and licenses are recorded at cost and are generally amortized on a straight-line basis over periods ranging from 5 to 17 years.  Generally, non-compete agreements and customer relationships are being amortized using the straight-line method over a period of 5 years. Amortization expense in 2019 and 2018 was $1,726,539 and $1,452,084, respectively.  In the event that facts and circumstances indicate that the carrying value of the intangible assets, including definite life intangible assets, may be impaired, an evaluation is performed to determine if a write-down is required.

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

The Eastern Company

Notes to Consolidated Financial Statements (continued)

3. Accounting Policies (continued)

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

The Company’s financial instruments are primarily investments in pension assets, see footnote 11, and consists of an interest rate swap.

The Company’s interest rate swap is not an exchange-traded instrument. However, it is valued based on observable inputs for similar liabilities and accordingly is classified as Level 2. The amount of the interest rate swap is included in other accrued liabilities.

The carrying amounts of other financial instruments (cash and cash equivalents, accounts receivable, accounts payable and debt) as of December 28, 2019 and December 29, 2018, approximate fair value based on the expected future cash flows of the related instruments.

Right of Use Assets

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (“Topic 842”). ASU 2016-02 requires lessees to present right-of-use (“ROU”) assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months.  See Note 13 – Recent Accounting Pronouncements.

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

The Company has operating leases for buildings, warehouses and office equipment.  Currently, the Company has 45 operating leases with a ROU asset and lease liability totaling $12,342,000 as of December 28, 2019.  The basis, terms and conditions of the leases are determined by the individual agreements.  The Company’s option to extend certain leases ranges from 12 – 140 months.  All options to extend have been included in the calculation of the ROU asset and lease liability.  The leases do not contain residual value guarantees, restrictions, or covenants that could incur additional financial obligations to the Company.  There are no subleases, sale-leaseback, or related party transactions.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The Company generates wholesale revenues primarily from the sale of products to original equipment manufacturers and distributers in the United States.  The Company recognizes revenue upon shipment or transfer of title to the customer as that is when the customer obtains control of the promised goods.  The Company typically extends credit terms to its customers based on their creditworthiness and generally does not receive advance payments.  As such, the Company records accounts receivable at the time of shipment, when the Company’s right to the consideration becomes unconditional.  Accounts receivable from the Company’s customers are typically due within 30 days of invoicing.  An allowance for doubtful accounts is provided based on a periodic analysis of individual account balances, including an evaluation of days outstanding, payment history, recent payment

The Eastern Company

Notes to Consolidated Financial Statements (continued)

3. Accounting Policies (continued)

trends and the Company’s assessment of the customer’s credit worthiness.  As of December 28, 2019 and December 29, 2018, the Company’s allowance for doubtful accounts total was $556,000 and $680,000, respectively.  As of December 28, 2019 and December 29, 2018, the Company’s bad debt expense was $64,000 and $220,000, respectively.

The Company considers several factors in determining that control transfers to the customer upon shipment of products.  These factors include that legal title transfers to the customer, the Company has a present right to payment, and the customer has assumed the risk and rewards of ownership at the time of shipment.

Big 3 Mold division may employ the efforts expended method for the percentage of completion for revenue recognition for certain transactions. The efforts expended method calculates the proportion of effort expended to date in comparison to the total effort expected to be expended for the contract.  The amount of revenue recognized employing the percentage of completion method was $576,000 for the year ended December 28, 2019. No revenue was recognized employing the percentage of completion method for the year ended December 29, 2018.

Based on historical experience, the Company does not accrue a reserve for product returns.  For the years ended December 28, 2019 and December 29, 2018, the Company recorded sales returns of $613,000 and $725,000, respectively, as a reduction of revenue.

Greenwald Industries generates subscription services revenue from access provided to customers to the division’s specific online databases.  For the years ended December 28, 2019 and December 29, 2018, Greenwald Industries subscription services revenue was $567,000 and $448,000, respectively.

Sales and similar taxes that are imposed on the Company’s sales and collected from the customer are excluded from revenues.

Costs for shipping and handling activities, including those activities that occur subsequent to transfer of control to the customer, are recorded as cost of sales and are expensed as incurred.

For the years ended December 28, 2019 and December 29, 2018, the Company recorded no revenues related to performance obligations satisfied in prior periods.  As part of the Company’s adoption of the new revenue standard, the Company has elected to use the practical expedient to exclude disclosure of transaction prices allocated to remaining performance obligations, and when the Company expects to recognize such revenue, for all periods prior to the date of initial application of the standard.

There was no subscription services revenue from remaining performance obligations as of December 28, 2019.

See footnote 12 regarding the Company’s revenue disaggregated by reporting segment, intersegment sales by reporting segment and geography.

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

Product Development Costs

Product development costs, charged to expense as incurred, were $6,024,567 in 2019, $6,950,969 in 2018.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

3. Accounting Policies (continued)

Selling and Administrative Expenses

Selling and administrative expenses include all operating costs of the Company that are not directly related to the cost of purchasing, manufacturing and preparing a product for sale.  These expenses generally represent administrative expenses for support functions and related overhead.

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising costs were $462,911 in 2019, $501,615 in 2018.

Software Development Costs

Software development costs, are primarily costs to develop software sold, leased, or otherwise marketed, that are incurred subsequent to the establishment of technological feasibility are capitalized if significant.  Capitalized software development costs are amortized using the straight-line amortization method over the estimated useful life of the applicable software.  There were no capitalized software development costs in the 2019.  For the year ended December 29, 2018 capitalized software development costs were $1,813,973.

Stock Based Compensation

The Company accounts for its stock based awards in accordance with Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”), which requires a fair value measurement and recognition of compensation expense for all share-based payment awards made to its employees and Directors, including employee stock options and restricted stock awards. The Company estimates the fair value of granted stock options using the Black-Scholes valuation model. This model requires the Company to make estimates and assumptions including, without limitation, estimates regarding the length of time an employee will retain vested stock options before exercising them, the estimated volatility of the Company’s common stock price and the number of options that will be forfeited prior to vesting. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Changes in these estimates and assumptions can materially affect the determination of the fair value of stock-based compensation and consequently, the related amount recognized in the Company’s consolidated statements of operations.

For the year ended December 28, 2019, there were 96,000 SARs granted under the 2010 Plan.

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

The Eastern Company

Notes to Consolidated Financial Statements (continued)

3. Accounting Policies (continued)

to be taken.  As such, the financial statements will reflect expected future tax consequences of uncertain tax positions presuming the taxing authorities’ full knowledge of the position and all relevant facts. See Note 7 Income Taxes.

4. Goodwill

The following is a roll-forward of goodwill for 2019 and 2018:

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total
2019
Beginning balance	$19,086,634	$15,753,742	$—	$34,840,376
Investment in Big 3	44,636,744	—	—	44,636,744
Foreign exchange	40,892	—	—	40,892
Ending balance	$63,764,270	$15,753,742	$—	$79,518,012

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total
2018
Beginning balance	$19,169,849	$13,059,042	$—	$32,228,891
Investment in Load N Lock	—	2,694,700	—	2,694,700
Foreign exchange	(83,215)	—	—	(83,215)
Ending balance	$19,086,634	$15,753,742	$—	$34,840,376

The Eastern Company

Notes to Consolidated Financial Statements (continued)

5. Intangibles

Trademarks are not amortized as their lives are deemed to be indefinite.  Total amortization expense for each of the next five years is estimated to be as follows: 2020 - $4,082,000; 2021 - $4,062,000; 2022 - $4,055,000; 2023 - $4,055,000 and 2024 - $3,372,000.

	Industrial Hardware Segment	Security Products Segment	Metal Products Segment	Total	Weighted-Average Amortization Period (Years)
2019 Gross Amount
Patents and developed technology	$5,375,680	$1,618,950	$—	$6,994,630	10.2
Customer relationships	22,899,000	1,139,381	—	24,038,381	9.6
Non-compete agreements	12,000	459,570	—	471,570	1.9
Intellectual property	—	307,370	—	307,370	2.0
Total Gross Intangibles	$28,286,680	$3,525,271	$—	$31,811,951	9.5

2019 Accumulated Amortization
Patents and developed technology	$1,505,097	$789,056	$—	$2,294,153
Customer relationships	1,751,225	581,262	—	2,332,487
Non-compete agreements	800	417,032	—	417,832
Intellectual property	—	307,369	—	307,369
Accumulated Amortization	$3,257,122	$2,094,719	$—	$5,351,841

Net 2019 per Balance Sheet	$25,029,558	$1,430,552	$—	$26,460,110

2018 Gross Amount
Patents and developed technology	$7,884,498	$1,648,731	$—	$9,533,229	10.2
Customer relationships	3,650,000	1,139,381	—	4,789,381	8.1
Non-compete agreements	—	459,570	—	459,570	4.4
Intellectual property	—	307,370	—	307,370	5.0
Total Gross Intangibles	$11,534,498	$3,555,052	$—	$15,089,550	9.2

2018 Accumulated Amortization
Patents and developed technology	$2,448,380	$737,276	$—	$3,185,656
Customer relationships	638,750	408,233	—	1,046,983
Non-compete agreements	—	329,296	—	329,296
Intellectual property	—	245,895	—	245,895
Accumulated Amortization	$3,087,130	$1,720,700	$—	$4,807,830

Net 2018 per Balance Sheet	$8,447,368	$1,834,352	$—	$10,281,720

The Eastern Company

Notes to Consolidated Financial Statements (continued)

6. Debt

On August 30, 2019, the Company entered into the Credit Agreement with Santander Bank, N.A., for itself, People’s United Bank, National Association. and TD Bank, N.A. as lenders, that included a $100 million term portion and a $20 million revolving commitment portion. Proceeds of the term loan were used to repay the Company’s remaining outstanding term loan (and to terminate its existing credit facility) with People’s United Bank, N.A. (approximately $19 million) and to acquire Big 3 Precision. The term portion of the loan requires quarterly principal payments of $1,250,000 for an 18-month period beginning December 31, 2019. The repayment amount then increases to $1,875,000 per quarter beginning September 30, 2021 and continues through June 30, 2023. The repayment amount then increases to $2,500,000 per quarter beginning September 30, 2023 and continues through June 30, 2024. The term loan is a 5-year loan with the remaining balance due on August 30, 2024. The revolving commitment portion has an annual commitment fee of 0.25% based on the unused portion of the revolver. The revolving commitment portion has a maturity date of August 30, 2024.  During 2019, the Company did not borrow any funds on the revolving commitment portion of the facility. The interest rates on the term and revolving credit portion of the Credit Agreement vary.  The interest rates may vary based on the LIBOR rate plus a margin spread of 1.25% to 2.25%.  The Company’s obligations under the Credit Agreement are secured by a lien on certain of the Company’s and its subsidiaries’ assets pursuant to a Pledge and Security Agreement, dated August 30, 2019 with Santander Bank, N.A., as administrative agent.

The Company’s loan covenants under the Credit Agreement require the Company to maintain a senior net leverage ratio not to exceed 4.25 to 1. In addition, the Company will be required to maintain a fixed charge coverage ratio to be not less than 1.25 to 1.

On August 30, 2019, the Company entered into an interest rate swap contract with Santander Bank, N.A., with an original notational amount of $50,000,000, which was equal to 50% of the outstanding balance of the term loan on that date.  The Company has a fixed interest rate of 1.44% on the swap contract and will pay the difference between the fixed rate and LIBOR when LIBOR is below 1.44% and will receive interest when the LIBOR rate exceeds 1.44%.  On December 28, 2019, the interest rate for half ($50 million) of the term portion was 3.44%, using a one month LIBOR rate, and 3.19% one the remaining balance ($50 million) of the term loan based on a one month LIBOR rate.

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

The Eastern Company

Notes to Consolidated Financial Statements (continued)

6. Debt (continued)

Debt consists of:

	2019	2018
Term loans	$98,765,233	$28,675,000
Revolving credit loan	—	—
	98,765,233	28,675,000
Less current portion	5,187,689	2,325,000
	$93,577,544	$26,350,000
1 Amounts are net of unamortized discounts and debt issuance costs of $360,146 as of December 28, 2019 and $0 as of December 29, 2018.

The Company paid interest of $1,857,961 in 2019, $1,202,272 in 2018.

The Company’s loan covenants under the Credit Agreement require the Company to maintain a consolidated fixed charge coverage ratio of at least 1.25 to 1, which is to be tested quarterly on a twelve-month trailing basis.  In addition, the Company will be required to show a senior net leverage ratio of 4.25 to 1.  The Company was in compliance with all covenants as of December 28, 2019.  In addition, the Company has restrictions on, among other things, new capital leases, purchases or redemptions of its capital stock, mergers and divestitures, and new borrowing.  The Company was in compliance with all covenants in 2018 and 2019.

As of December 29, 2019, scheduled annual principal maturities of long-term debt for each of the next five years follow:

2020	$5,187,689
2021	6,437,689
2022	7,500,000
2023	8,750,000
2024	70,889,855
Thereafter	—
$98,765,233

7. Stock Options and Awards

Stock Options

As of December 28, 2019, the Company had one stock option plan, The Eastern Company 2010 Executive Stock Incentive Plan (the “2010 Plan”), for officers, other key employees, and non-employee Directors.  Incentive stock options granted under the 2010 Plan must have exercise prices that are not less than 100% of the fair market value of the Company’s common stock on the dates the stock options are granted.  Restricted stock awards may also be granted to participants under the 2010 Plan with restrictions determined by the Compensation Committee of the Company’s Board of Directors.  Under the 2010 Plan, non-qualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Company’s Board of Directors. During 2019 and 2018, no stock options or restricted stock were granted that were subject to the meeting of performance measurements. For the period of 2019, the Company used several assumptions which included an expected term of 3.5 to 4 years, volatility deviation of 28.88% and 32.33% and a risk free rate of 1.42% to 2.48%.  For the period of 2018, the Company used several assumptions which included an expected term of 3.5 years, volatility deviation of 29.5% and a risk free rate of 2.33%.

The 2010 Plan also permits the issuance of Stock Appreciation Rights (“SARs”).  The SARs are in the form of an option with a cashless exercise price equal to the difference between the fair value of the Company’s common stock at the date of grant and the fair value as of the exercise date resulting in the issuance of the Company’s common stock.  During 2019, the Company issued 96,000 SARs and during 2018 51,000 SARs were issued.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

7. Stock options and awards (continued)

Stock-based compensation expense in connection with SARs granted to employees during fiscal year 2019 was $397,250 and for 2018 was $276,778.

As of December 28, 2019, there were 178,500 shares of common stock reserved and available for future grant under the above noted 2010 Plan.

The following tables set forth the outstanding SARs for the period specified:

	Year Ended December 28, 2019		Year Ended December 29, 2018
	Units	Weighted - Average Exercise Price	Units	Weighted - Average Exercise Price
Outstanding at beginning of period	189,167	$21.46	141,500	$20.36
Issued	96,000	23.65	51,000	24.90
Exercised	(1,667)	19.10	—	—
Forfeited	(7,500)	21.20	(3,333)	19.10
Outstanding at end of period	276,000	22.30	189,167	21.46

SARs Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of December 28, 2019	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable as of December 28, 2019	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$19.10-26.30	276,000	3.3	$22.30	38,003	2.3	19.10

The following tables set forth the outstanding stock grants for the period specified:

	Year Ended December 28, 2019		Year Ended December 29, 2018
	Shares	Weighted - Average Exercise Price	Shares	Weighted - Average Exercise Price
Outstanding at beginning of period	25,000	$—	25,000	$—
Issued	—	—	—	—
Forfeited	—	—	—	—
Outstanding at end of period	25,000	—	25,000	—

The Eastern Company

Notes to Consolidated Financial Statements (continued)

7. Stock options and awards (continued)

Stock Grants Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of December 28, 2019	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable as of December 28, 2019	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$0.00	25,000	2.3	—	—	—	—

As of December 28, 2019, outstanding SARs and options had an intrinsic value of $2,898,945.

8. Income Taxes

Deferred income taxes are provided on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and those for income tax reporting purposes.  Deferred income tax (assets) liabilities relate to:

	2019	2018
Property, plant and equipment	$4,638,141	$2,582,792
Right of Use Asset	2,933,189	--
Intangible assets	9,236,711	4,710,052
Other	380,336	218,710
Foreign Withholding Tax	315,747	540,761
Total deferred income tax liabilities	17,504,124	8,052,315

Other postretirement benefits	(239,348)	(156,710)
Inventories	(1,422,472)	(1,133,427)
Allowance for doubtful accounts	(123,172)	(146,576)
Accrued compensation	(311,125)	(200,232)
Lease Obligation	(2,933,189)	--
Pensions	(6,804,275)	(6,127,538)
Foreign Tax Credit	(400,078)	(167,826)
Total deferred income tax assets	(12,233,659)	(7,932,309)
Net deferred income tax (assets) liabilities	$5,270,465	$120,006

Income before income taxes consists of:

	2019	2018
Domestic	$12,537,168	$12,431,889
Foreign	3,668,803	5,158,440
	$16,205,971	$17,590,329

The Eastern Company

Notes to Consolidated Financial Statements (continued)

8. Income Taxes (continued)

The provision for income taxes follows:

	2019	2018
Current:
Federal	$2,783,481	$484,451
Foreign	1,001,270	753,521
State	489,921	347,199
Deferred:
Federal	(756,206)	815,858
Foreign	(225,014)	153,726
State	(353,623)	529,637
	$2,939,829	$3,084,392

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows:

	2019		2018
	Amount	Percent	Amount	Percent
Income taxes using U.S. federal statutory rate	$3,403,254	21%	$3,693,968	21%
State income taxes, net of federal benefit	117,276	1	692,698	4
Impact on Foreign Repatriation Tax Reform	--	0	(83,479)	(1)
Impact of foreign subsidiaries on effective tax rate	(239,823)	(2)	(401,992)	(2)
Impact of New Tax Law	--	0	(507,847)	(2)
Impact of Research & Development tax credit	(411,090)	(3)	(216,675)	(1)
Impact of manufacturers deduction on effective tax rate	0	0	0	0
Other—net	70,212	1	(92,281)	(1)
	2,939,829	18%	3,084,392	18%

Total income taxes paid were $3,197,984 in 2019 and $3,741,021 in 2018.

Pursuant to the SAB118, the company is allowed a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts and as such has adjusted for the finalization of the tax impacts in the fourth quarter of 2018.  The change primarily related to deferred taxes.

Under accounting standards (ASC 740) a deferred tax liability is not recorded for the excess of the financial reporting (book) basis over the tax basis of an investment in a foreign subsidiary if the indefinite reinvestment criteria is met. Effective for foreign earnings after December 30, 2017, if such earnings are distributed in the form of cash dividends, the Company would not be subject to additional U.S. income taxes but could be subject to foreign income and withholding taxes. A provision has not been made for additional U.S. federal and foreign taxes at December 28, 2019 on approximately $7,460,584 of undistributed earnings of foreign subsidiaries because the Company intends to reinvest these funds indefinitely. It is not practicable to estimate the unrecognized deferred tax liability for withholding taxes on these undistributed earnings.

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes. The list of changes is comprehensive. The changes include removing exceptions to incremental intraperiod tax allocation of losses and gains from different financial statement components, exceptions to the method of recognizing income taxes on interim period losses and exceptions to deferred tax liability recognition related to foreign subsidiary investments.  In addition, ASU 2019-12 requires that entities recognize franchise tax based on an incremental method, requires an entity to evaluate the accounting for step-ups in the tax basis of Goodwill as inside or outside of a business

The Eastern Company

Notes to Consolidated Financial Statements (continued)

8. Income Taxes (continued)

combination, and removes the requirement to allocate the current and deferred tax provision among entities in standalone financial statement reporting. The ASU also now requires that an entity reflect enacted changes in tax laws in the annual effective rate, and other Codification adjustments have been made to employee stock ownership plans. For public business entities, the amendments in ASU 2019-12 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of ASU 2019-12 is permitted, including adoption in any interim period for public business entities for periods for which financial statements have not yet been issued. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The Company is currently evaluating whether to early adopt ASU 2019-12 in the first interim period of 2020.

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

	2019	2018

Balance at beginning of year	$299,722	$299,734
Increases for positions taken during the current period	137,927	0
Increases for positions taken during the prior period	2,039,117	74,219
Decreases resulting from the expiration of the statute of limitations	(69,384)	(74,231)
Balance at end of year	$2,407,382	$299,722

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2015 and non-U.S. income tax examinations by tax authorities prior to 2013.

Included in the balance at December 28, 2019, are $1,640,609 of unrecognized tax benefits that would affect the annual effective tax rate.  In 2019, the Company recognized accrued interest related to unrecognized tax benefits in income tax expense.  The Company had approximately $57,879 of accrued interest at December 28, 2019.

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

Future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year during each of the next five years follow:
2020	$4,721,598
2021	2,935,895
2022	1,743,488
2023	955,255
2024	647,597
$11,003,833

The Eastern Company

Notes to Consolidated Financial Statements (continued)

9. Leases (continued)

Rent expense for all operating leases was $3,106,630 in 2019 and $2,552,887 in 2018.  The weighted average lease term for all operating leases is five years.  The weighted average discount rate for all operating leases is 5%.

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

Components of the net periodic benefit cost of the Company’s pension benefit plans for the fiscal year indicated were as follows:

	2019	2018
Service cost	$1,055,410	$1,319,841
Interest cost	3,516,318	3,107,164
Expected return on plan assets	(4,761,320)	(5,219,515)
Amortization of prior service cost	99,380	114,822
Amortization of the net loss	1,162,196	1,110,111
Net periodic benefit cost	$1,071,984	$432,423

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. Retirement Benefit Plans (continued)

Assumptions used to determine net periodic benefit cost for the Company’s pension benefit plans for the fiscal year indicated were as follows:
	2019	2018
Discount rate
- Pension plans	4.20% - 4.22%	3.54% - 3.57%
- Supplemental pension plans	3.81%	3.10%
Expected return on plan assets	7.5%	7.5%
Rate of compensation increase	0%	0%

Components of the net periodic benefit cost of the Company’s other postretirement benefit plan were as follows:

	2019	2018
Service cost	$33,287	$37,024
Interest cost	56,755	77,161
Expected return on plan assets	(28,033)	(55,650)
Amortization of prior service cost	(5,072)	(5,072)
Amortization of the net loss	(47,272)	(65,591)
Net periodic benefit cost	$9,665	$(12,128)

Assumptions used to determine net periodic benefit cost for the Company’s other postretirement plan for the fiscal year indicated were as follows:
	2019	2018
Discount rate	4.26%	3.60%
Expected return on plan assets	4.0%	4.0%

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. Retirement Benefit Plans (continued)

As of December 28, 2019 and December 29, 2018, the status of the Company’s pension benefit plans and other postretirement benefit plan was as follows:

	Pension Benefit		Other Postretirement Benefit
	2019	2018	2019	2018
Benefit obligation at beginning of year	$91,533,200	$98,522,201	$2,096,761	$2,423,410
Change in discount rate	12,313,831	(8,319,874)	239,138	(217,539)
Service cost	1,055,410	1,319,841	33,287	37,024
Interest cost	3,516,318	3,107,164	56,755	77,161
Actuarial (gain)/loss	(1,508,935)	531,799	77,813	(89,664)
Significant Event	--	--	(902,719)	--
Benefits paid	(3,918,781)	(3,627,931)	(35,016)	(133,631)
Benefit obligation at end of year	$102,991,043	$91,533,200	$1,566,019	$2,096,761

	2019	2018	2019	2018
Fair value of plan assets at beginning of year	$66,170,875	$72,098,772	$1,448,126	$1,391,239
Actual return on plan assets	11,803,359	(4,827,641)	13,466	56,887
Employer contributions	304,105	2,527,675	35,016	133,631
Significant Event	--	--	(902,719)	--
Benefits paid	(3,918,781)	(3,627,931)	(35,016)	(133,631)
Fair value of plan assets at end of year	$74,359,558	$66,170,875	$558,873	$1,448,126

	Pension Benefit		Other Postretirement Benefit
Funded Status	2019	2018	2019	2018
Net amount recognized in the balance sheet	$(28,631,485)	$(25,362,325)	$(1,007,146)	$(648,635)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefit		Other Postretirement Benefit
	2019	2018	2019	2018
Net (loss)/gain	$(36,315,245)	$(33,714,584)	$499,701	$1,332,634
Prior service (cost) credit	(265,012)	(364,392)	8,253	13,325
	$(36,580,257)	$(34,078,976)	$507,954	$1,345,959

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. Retirement Benefit Plans (continued)

Change in the components of accumulated other comprehensive income consist of:

	Pension Benefit		Other Postretirement Benefit
	2019	2018	2019	2018
Balance at beginning of period	$(34,078,976)	$(33,059,756)	$1,345,959	$1,108,182
Change due to availability of final actual assets and census data	---	---	--	--
Charged to net periodic benefit cost
Prior service cost	99,380	114,822	(5,072)	(5,072)
Net loss (gain)	1,162,196	1,110,111	(47,272)	(65,591)
Liability (gains)/losses
Discount rate	(12,313,831)	8,319,874	(239,138)	217,539
Asset (gains)/losses deferred	7,724,649	(9,531,647)	(14,567)	1,237
Significant Event	--	--	(454,143)	--
Additional recognition due to plan amendment	--	14,928	—	—
Other	826,325	(1,047,308)	(77,813)	89,664
Balance at end of period	$(36,580,257)	$(34,078,976)	$507,954	$1,345,959

In 2019, the net periodic pension benefit cost included $1,300,134 of net loss and $99,380 of prior service cost and the net periodic other postretirement benefit cost included $25,509 of net gain and $5,072 of prior service credit.  During 2019, the Company bought out certain Retiree Life Insurance benefits for a gain of $454,143.

Assumptions used to determine the projected benefit obligations for the Company’s pension benefit plans and other postretirement benefit plan for the fiscal year indicated were as follows:

		2019	2018
Discount rate
-	Pension plans	3.18% - 3.23%	4.20% - 4.22%
-	Supplemental pension plans	2.61%	3.81%
-	Other postretirement plan	3.35%	4.26%

At December 28, 2019 and December 29 2018, the accumulated benefit obligation for all qualified and nonqualified defined benefit pension plans was $102,991,053 and $91,533,200, respectively.

Information for the under-funded pension plans with a projected benefit obligation and an accumulated benefit obligation in excess of plan assets:

	2019	2018
Number of plans	5	5
Projected benefit obligation	$102,991,043	$91,533,200
Accumulated benefit obligation	102,991,043	91,533,200
Fair value of plan assets	74,359,558	66,170,875
Net amount recognized in accrued benefit liability	(28,631,485)	(25,362,325)

Estimated future benefit payments to participants of the Company’s pension plans are $4.3 million in 2020, $4.5 million in 2021, $4.7 million in 2022, $4.9 million in 2023, $5.1 million in 2024 and a total of $28.0 million from 2025 through 2029.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. Retirement Benefit Plans (continued)

Estimated future benefit payments to participants of the Company’s other postretirement plan are $50,000 in 2020, $49,000 in 2021, $50,000 in 2022, $51,000 in 2023, $52,000 in 2024 and a total of $293,000 from 2025 through 2029.

The Company expects to make cash contributions to its qualified pension plans of approximately $2,700,000 and to its other postretirement plan of approximately $50,000 in 2020.

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

We consider a variety of factors in determining and selecting our assumptions for the discount rate at the end of the year.  In 2019, as in 2018, we developed each plan’s discount rate with the assistance of our actuaries by matching expected future benefit payments in each year to the corresponding spot rates from the FTSE Pension Liability Yield Curve, comprised of high quality (rated AA or better) corporate bonds.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. Retirement Benefit Plans (continued)

The fair values of the company’s pension plans assets at December 28, 2019 and December 29, 2018, utilizing the fair value hierarchy discussed in Note 2, follow:

	December 28, 2019
	Level 1	Level 2	Level 3	Total
Cash and Equivalents:
Common/collective trust funds	$—	$334,138	$—	$334,138
Equities:
The Eastern Company Common Stock	6,625,560		—	6,625,560
Common/collective trust funds
Russell Multi Asset Core Plus Fund (a)	—	33,413,819	—	33,413,819
Fixed Income:
Common/collective trust funds
Target Duration LDI Fixed Income Funds (b)
• Russell 8 Year LDI Fixed Income Fund	—	12,796,482	—	12,796,482
• Russell 14 Year LDI Fixed Income Fund	—	11,387,626	—	11,387,626
STRIPS Fixed Income Funds (c)
• Russell 15 Year STRIPS Fixed Income Fund	—	3,050,389	—	3,050,389
• Russell 10 Year STRIPS Fixed Income Fund	—	4,616,924	—	4,616,924
• Russell 28 to 29 Year STRIPS Fixed Income Fund	—	2,134,620	—	2,134,620
Total	$6,625,560	$67,733,998	$—	$74,359,558

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

(b)
The Target Duration LDI Fixed Income Funds seek to outperform their respective Barclays-Russell LDI Indexes over a full market cycle.  These Funds invest primarily in investment grade corporate bonds that closely match those found in discount curves used to value U.S. pension liabilities.  They seek to provide additional incremental return through modest interest rate timing, security selection and tactical use of non-credit sectors.  Generally, for use in combination with other bond funds to gain additional credit exposure, with the goal of reducing the mismatch between a plan’s assets and liabilities.

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

The plans’ assets include 217,018 shares of the common stock of the Company having a market value of $6,625,560 and $5,247,495 at December 28, 2019 and December 29, 2018, respectively. No shares were purchased in 2019 or 2018 nor were and shares sold in either period.  Dividends received during 2019 and 2018 on the common stock of the Company were $95,488 and $95,488 respectively.

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

The Company made contributions to the plan as follows:

	2019	2018
Regular matching contributions	$540,693	$551,046
Transitional credit contributions	305,226	349,062
Non-discretionary contributions	638,745	578,373
Total contributions made for the period	$1,484,664	$1,478,481

At December 28, 2019, the Company had accrued $550,286 for the non-discretionary safe harbor contribution this amount was expensed in 2019 and was contributed to the plan in January 2020. At December 29, 2018, the Company had accrued $565,748 for the non-discretionary safe harbor contribution. This amount was contributed to the Plan in January 2019 and was expensed in 2018.

11. Earnings per Share

The denominators used in the earnings per share computations follow:

	2019	2018
Basic:
Weighted average shares outstanding	6,235,098	6,258,277

Diluted:
Weighted average shares outstanding	6,235,098	6,258,277
Dilutive stock options	34,910	15,697
Denominator for diluted earnings per share	6,270,008	6,273,974

There were no anti-dilutive stock equivalents in 2019 or 2018.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

12. Reportable Segments

	2019	2018
Sales:
Sales to unaffiliated customers:
Industrial Hardware	$164,505,888	$140,293,409
Security Products	58,324,085	64,897,871
Metal Products	28,912,646	29,084,183
	$251,742,619	$234,275,463

Inter-segment Sales:
Industrial Hardware	$61,557	$366,381
Security Products	3,382,791	3,365,695
Metal Products	11,731	13,421
	$3,456,079	$3,745,497

Income Before Income Taxes:
Industrial Hardware	$11,067,011	$9,588,185
Security Products	5,389,612	7,122,640
Metal Products	1,001,231	1,148,516
Operating Profit	17,457,854	17,859,341
Interest expense	(1,857,961)	(1,202,272)
Other income	606,078	933,260
	$16,205,971	$17,590,329

Geographic Information:
Net Sales:
United States	$230,920,619	$207,789,058
Foreign	20,822,000	26,486,405
	$251,742,619	$234,275,463

Foreign sales are primarily to customers in North America.

Identifiable Assets:
United States	$263,295,787	$166,665,767
Foreign	17,367,189	14,581,800
	$280,662,976	$181,247,567

Industrial Hardware	$66,008,663	$47,600,805
Security Products	54,804,360	54,593,837
Metal Products	19,439,404	19,909,256
	140,252,427	122,103,898
General corporate	140,410,549	59,143,669
	$280,662,976	$181,247,567

The Eastern Company

Notes to Consolidated Financial Statements (continued)

12. Reportable Segments (continued)

	2019	2018
Depreciation and Amortization:
Industrial Hardware	$4,015,017	$2,978,324
Security Products	1,281,008	1,135,811
Metal Products	1,158,856	1,215,073
	$6,454,881	$5,329,208

Capital Expenditures:
Industrial Hardware	$3,603,863	$3,029,406
Security Products	935,722	1,482,267
Metal Products	897,573	901,400
	5,437,158	5,413,073
Currency translation adjustment	3,330	(9,014)
General corporate	—	6,486
	$5,440,488	$5,410,545

13. Recent Accounting Pronouncements

Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (“Topic 842”). ASU 2016-02 requires lessees to present right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. The guidance is to be applied at the beginning of the earliest comparative period in the financial statements and is effective for years beginning after December 15, 2018. Early adoption was permitted.  In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842 - Leases. ASU 2018-10 clarifies and increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions.  The guidance is to be applied upon adoption of Topic 842 and is effective for years beginning after December 15, 2018.  Also in July 2018, the FASB issued ASU No. 2018-11, Leases. ASU 2018-11 provides clarification and an additional (and optional) transition method to adopt the new leases standard.  The guidance is to be applied upon adoption of Topic 842 and is effective for years beginning after December 15, 2018.  In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842): Codification Improvements.  ASU No. 2019-01 aligns the new leases guidance with existing guidance for the fair value of the underlying asset by lessors that are not manufacturers or dealers and clarifies an exemption for lessors and lessees from a certain interim disclosure requirement associated with adopting the FASB’s new lease accounting standard.  The guidance is to be applied upon adoption of Topic 842 and is effective for years beginning after December 15, 2018. See Note 3 – Right-of-Use Assets.

Upcoming

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740).  The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance.  Early adoption of the amendments is permitted.  For public business entities, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020.  The adoption of this amendment will not have a material impact on the consolidated financial statements of the Company.

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

In 2010, the Company was contacted by the State of Illinois regarding potential ground contamination at its plant in Wheeling, Illinois.  The Company entered into a voluntary remediation program in Illinois and engaged an environmental clean-up company to perform testing and develop a remediation plan.  Since 2010, the environmental company completed a number of tests and the design of a final remediation system was approved in the second quarter of 2018.  As of the end of the of 2019, the remediation plan was completed.  The State of Illinois has received the documentation related to the remediation and is in the process of approving the final documentation.  The total estimated cost for the remediation system is anticipated to be approximately $50,000, which the Company previously accrued for and expensed in prior years.

In 2016, the Company created a plan to remediate a landfill of spent foundry sand maintained at the Company’s metal casting facility in New York.  This plan was agreed to by the New York Department of Environmental Conservation (the “DEC”) on March 27, 2018.  Based on estimates provided by the Company’s environmental engineers, the anticipated cost to remediate and monitor the landfill was $430,000.  The Company accrued for and expensed the entire $430,000 in the first quarter of 2018 and fiscal 2017.  In the Fall of 2018, detailed construction drawings were prepared by an outside consultant in conjunction with informal progress reviews by the New York State Department of Environmental Conservation (the “NYSDEC”).  Long-term groundwater monitoring commenced in April of 2019.  Verbal approval for the closure plan was received from the NYSDEC in May of 2019.  Written approval is anticipated in the first quarter of 2020.  Construction of the closure remedies, including improved drainage system, regrading, and installation of a low permeability cap, is anticipated in spring of 2020.  In the Summer of 2020, following the completion of construction work, a closure report and maintenance plan will be prepared for the NYSDEC.  This closure report and maintenance plan will document the work done and request acknowledgment of satisfactory completion of the Order on Consent between Frazer and Jones, and the NYSDEC.

15. Concentration of risk

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk for the Company is its accounts receivable due from customers. The Company has established credit limits for customers and monitors their balances to mitigate the risk of loss. As of December 28, 2019 and December 29, 2018, there were no significant concentrations of credit risk.  One customer exceeded 10% of total accounts receivable for 2019.  No customer exceeded 10% of total accounts receivable for 2018.  The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable.

Interest Rate Risk

The Company’s exposure to the risk of changes in market interest rates relates primarily to the Company’s debt, which bears interest at variable rates based on the LIBOR rate plus a margin spread of 1.25% to 2.25%. The Company has an interest rate swap with a notional amount of $50,000,000 on December 28, 2019 to convert a portion of its 2019 Credit Agreement from variable to fixed rates. The valuation of this swap is determined using the three month LIBOR rate index and mitigates the Company’s exposure to interest rate risk.  Additionally, interest rates on the Company’s debt are susceptible to changes to the method that LIBOR rates are determined and to the potential phasing out of LIBOR after 2021. More information regarding the potential phasing out of LIBOR is discussed in greater detail under Note 7 to Consolidated Financial Statements.

Currency Exchange Rate Risk

The Company’s currency exposure is concentrated in the Canadian dollar, Mexican peso, New Taiwan dollar, Chinese RMB, Hong Kong dollar and United Kingdom pound sterling.  Because of the Company’s limited exposure to any single foreign market, any exchange gains or losses have not been material and are not expected to be material in the future.  As a result, the Company

The Eastern Company

Notes to Consolidated Financial Statements (continued)

15. Concentration of risk (continued)

does not attempt to mitigate its foreign currency exposure through the acquisition of any speculative or leveraged financial instruments.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
The Eastern Company
Naugatuck, Connecticut

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Eastern Company (the Company) as of December 28, 2019 and December 29, 2018, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 28, 2019, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2019 and December 29, 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 28, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 5, 2020 expressed an unqualified opinion.

Adoption of ASU No. 2016-02 (Topic 842)
As discussed in Note 3 to the financial statements, the Company changed its method of accounting for leases in the 2019 financial statements to reflect the accounting method change due to the adoption of ASU 2016-02, Leases (Topic 842).

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/Fiondella, Milone & LaSaracina LLP
Fiondella, Milone & LaSaracina LLP

We have served as the Company’s auditor since 2009.

Glastonbury, Connecticut
March 5, 2020

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

Management’s Responsibility for Financial Statements

Management is responsible for the integrity and objectivity of all information presented in this Annual Report on Form 10-K. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent the Company’s financial position and results of operations.

The Audit Committee of the Board of Directors, which is composed solely of independent directors, meets regularly with the independent registered public accountants, Fiondella, Milone & LaSaracina LLP, the internal auditors and representatives of management to review accounting, financial reporting, internal control and audit matters, as well as the nature and extent of the audit effort. The Audit Committee is responsible for the engagement of the independent registered public accountants. The independent registered public accountants and internal auditors have access to the Audit Committee.

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended December 28, 2019, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 240.13a-15.  As defined in Exchange Act Rules 240.13a-15(e) and 240.15d-15(e), “the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based upon that evaluation, the CEO and CFO concluded that the Company’s current disclosure controls and procedures were effective as of the December 28, 2019 evaluation date.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 240.13a-15(f) and 240.15d-15(f),  Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under this framework, our management concluded that our control over financial reporting was effective as of December 28, 2019.  The Company’s registered public accounting firm, Fiondella, Milone & LaSaracina LLC, has issued an attestation report on the Company’s internal control over financial reporting.  The attestation report is set forth below in this Item 9A.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2019, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
The Eastern Company
Naugatuck, Connecticut

Opinion on Internal Control over Financial Reporting
We have audited The Eastern Company’s (the Company’s) internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows of the Company, and our report dated March 5, 2020, expressed an unqualified opinion.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 5, 2020

ITEM 9B              OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors is incorporated herein by reference to the Company’s definitive proxy statement (the
“Proxy Statement”) for the 2020 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 28, 2019, under the captions “Item No. 1 – Election of Directors” and “Director Compensation in Fiscal Year 2019”.

The information concerning the Company’s executive officers is incorporated herein by reference to the Proxy Statement under the captions “Executive Compensation”, “Stock Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, and “Termination of Employment and Change in Control Arrangements”.

The information concerning the Company’s Audit Committee is incorporated herein by reference to the Proxy Statement under the captions “Audit Committee Financial Expert”, “Report of the Audit Committee” and “The Board of Directors and Committees”. The Audit Committee Charter is also available on the Company’s website at http://www.easterncompany.com by clicking on Corporate Governance.

The information concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to our Proxy Statement under the caption “Delinquent Section 16(a) Reports”.

The Company’s Board of Directors has adopted a Code of Business Conduct and Ethics that applies to the Company’s Chief Executive Officer, Chief Financial Officer and the Company’s other financial professionals. The Code of Business Conduct and Ethics is available on the Company’s website at http://www.easterncompany.com by clicking on Corporate Governance.

ITEM 11	EXECUTIVE COMPENSATION

Information concerning director and executive compensation is incorporated herein by reference to portions of the Proxy Statement under the captions “Director Compensation in Fiscal Year 2019”, “Executive Compensation”, “Stock Options”, “Outstanding Equity Awards at Fiscal 2019 Year-End”, and “Termination of Employment and Change in Control Arrangements”.  The Compensation Committee of the Board of Directors operates under the Compensation Committee Charter, which can be found on the Company’s website at http://www.easterncompany.com by clicking on Corporate Governance.

ITEM 12             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners and management:

(a)
Information concerning security ownership of certain beneficial owners is incorporated herein by reference to the Proxy Statement under the caption “Security Ownership of Certain Beneficial Shareholders and Management”.

(b)
Information concerning security ownership of management is incorporated herein by reference to the Proxy Statement under the captions “Security Ownership of Certain Beneficial Shareholders and Management”, “Executive Compensation”, “Stock Based Awards”, “Options Exercised in Fiscal 2019”, and “Outstanding Equity Awards at Fiscal Year-End”. See also the equity compensation plan information in Item 5 of this Form 10-K.

(c)	Changes in Control

None.

ITEM 13	DIRECTOR INDEPENDENCE

Information regarding director independence is incorporated herein by reference to the Company’s Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 28, 2019 under the captions “Item No.1 – Election of Directors” and “The Board of Directors and Committees”.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accountant fees and services is incorporated herein by reference to the Company’s Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 28, 2019 under the caption “Item No. 3 – Ratification of Appointment of Independent Registered Public Accounting Firm”.

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a) Documents filed as part of this Form 10-K:

(1)	Financial statements
Consolidated Balance Sheets — December 28, 2019 and December 29, 2018………..……	27.

Consolidated Statements of Income — Fiscal years ended December 28, 2019,
December 29, 2018………………………………………………..………………………….	29.

Consolidated Statements of Comprehensive Income — Fiscal years ended
December 28, 2019, December 29, 2018…………………………………………………….	29.

Consolidated Statements of Shareholders’ Equity — Fiscal years ended
December 28, 2019, December 29, 2018………………………….…………………………	30.

Consolidated Statements of Cash Flows — Fiscal years ended December 28, 2019,
December 29, 2018……………..……………………………………………………………	31.

Notes to Consolidated Financial Statements…………………………………………………	32.

Report of Independent Registered Public Accounting Firm………………………………….	61.

(2) Financial Statement Schedules

Schedule II — Valuation and qualifying accounts begins on page [65] of this Form 10-K.  Schedules other than that listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

Exhibit Index

Exhibits to this Form 10-K listed but not included herein will be provided upon written request sent to the Company’s executive offices.

Exhibit No.	Description

2.1
Asset Purchase Agreement, dated June 2, 2018, by and among the Company and Load N Lock Systems, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-35383) filed on June 4, 2018).

2.2
Stock Purchase Agreement dated August 30, 2019, among the Company, Eastern Engineered Systems, Inc., Big 3 Holdings, LLC, Big 3 Precision Mold Services, Inc., Industrial Design Innovations, LLC, Sur-Form, LLC, Associated Toolmakers Limited, TVV Capital Partners III, L.P., TVV Capital Partners III-A, L.P, Alan Scheidt, Todd Riley, Clinton Hyde  and Big 3 Holdings, LLC, as the initial Seller Representative (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-35383) filed on September 3, 2019).

3.1	Restated Certificate of Incorporation of the Company (conformed copy) (filed herewith).

3.2	Amended and Restated By-Laws of the Company, as Amended through April 27, 2016 (conformed copy) (filed herewith).

4	Description of Securities (filed herewith).

10.1*
Amended and Restated Employment Agreement, dated as of January 1, 2018, between the Company and August M. Vlak   (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-35383), filed January 22, 2018).

10.2*
The Company’s Directors’ Fee Program, effective as of October 1, 1996 (incorporated herein by reference to the Company’s Registration Statement on Form S-8, as amended (SEC File No. 333-21351) filed on February 7, 1997).

10.3*
The Company’s 2010 Executive Stock Incentive Plan, effective July 20, 2010  (incorporated herein by reference to Exhibit 4a to the Company’s Registration Statement on Form S-8 (SEC File No. 333-169169), filed on September 2, 2010).

10.4
Credit Agreement dated August 30, 2019 among the Company, the lenders from time to time party hereto), and Santander Bank, N.A., as the administrative agent, an LC Issuer (as there defined), and as the Swing Line Lender (as therein defined) (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-35383), filed on September 3, 2019).

10.5
Pledge and Security Agreement, dated August 30, 2019 among the Company, certain of its Subsidiaries (as defined therein), and Santander Bank, N.A., as administrative agent for the benefit of the Secured Creditors (as defined therein) (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K (SEC File No. 001-35383), filed on September 3, 2019).

21	Subsidiaries of the Company (filed herewith).

23	Consent of Fiondella, Milone & LaSaracina LLP (filed herewith).

31	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit No.	Description

99	Letter to our shareholders from the Annual Report 2019 (filed herewith).

101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 28, 2019, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of December 28, 2019 and December 29, 2018; (ii) the Consolidated Statements of Income for the fiscal years ended December 28, 2019 and December 29, 2018; (iii) the Consolidated Statements of Comprehensive Income for the fiscal years ended December 28, 2019 and December 29, 2018; (iv) the Consolidated Statements of Shareholders’ Equity for the fiscal years ended December 28, 2019 and December 29, 2018; (v) the Consolidated Statements of Cash Flows for the fiscal years ended December 28, 2019 and December 29, 2018; and (vi) the Notes to the Consolidated Financial Statements (filed herewith).

* Management contract, compensatory plan or arrangement.

ITEM 16	FORM 10-K SUMMARY

None.

The Eastern Company and Subsidiaries

Schedule II – Valuation and Qualifying accounts

COL. A	COL. B	COL. C			COL. D		COL. E
		ADDITIONS
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts-Describe		Deductions – Describe		Balance at End of Period
Fiscal year ended December 28, 2019: Deducted from asset accounts: Allowance for doubtful accounts	$680,000	$202,000	$78,000	(b)	$0	(a)	$556,000

Fiscal year ended December 29, 2018: Deducted from asset accounts: Allowance for doubtful accounts	$470,000	$220,000	$0		$10,000	(a)	$680,000

(a)	Uncollectible accounts written off, net of recoveries.
(b)	Acquired company opening balance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 5, 2020	THE EASTERN COMPANY

By /s/ John L. Sullivan III John L. Sullivan III Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ August M. Vlak	March 5, 2020
August M. Vlak President, Chief Executive Officer and Director

/s/ John L. Sullivan III	March 5, 2020
John L. Sullivan III Vice President and Chief Financial Officer

/s/ James A. Mitarotonda	March 5, 2020
James A. Mitarotonda Chairman of the Board

/s/ Fredrick D. DiSanto	March 5, 2020
Fredrick D. DiSanto Director

/s/ John W. Everets	March 5, 2020
John W. Everets Director

/s/ Charles W. Henry	March 5, 2020
Charles W. Henry Director

/s/ Michael A. McManus	March 5, 2020
Michael A. McManus Director

/s/ Peggy Scott	March 5, 2020
Peggy Scott Director