Form 10-Q
period 2020-03-28
EASTERN CO
filed 2020-05-06
CIK 31107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 28, 2020

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________________ to _______________

Commission File Number 001-35383

THE EASTERN COMPANY
(Exact name of registrant as specified in its charter)

Connecticut	06-0330020
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

112 Bridge Street, Naugatuck, Connecticut	06770
(Address of principal executive offices)	(Zip Code)

(203)-729-2255
Registrant’s telephone number

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, No Par Value	EML	NASDAQ Global Market

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

As of March 28, 2020, 6,230,731 shares of the registrant’s common stock, no par value per share, were issued and outstanding.

The Eastern Company
Form 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 28, 2020

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 28, 2020	March 30, 2019
Net sales	$65,325,616	$60,883,148
Cost of products sold	(50,663,943)	(47,074,105)
Gross margin	14,661,673	13,809,043

Product development expense	(775,444)	(2,239,776)
Selling and administrative expense	(10,024,958)	(8,398,265)
Restructuring costs	—	(836,694)
Operating profit	3,861,271	2,334,308

Interest expense	(827,664)	(292,540)
Other income	744,793	13,925
Income before income taxes	3,778,400	2,055,693

Income taxes	882,583	484,733
Net income	$2,895,817	$1,570,960

Earnings per share:
Basic	$.46	$.25

Diluted	$.46	$.25

Cash dividends per share:	$.11	$.11

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 28, 2020	March 30, 2019
Net income	$2,895,817	$1,570,960
Other comprehensive income (loss):
Change in foreign currency translation	(1,304,447)	412,624
Change in pension and postretirement benefit costs, net of tax expense of: 2020 – $81,143 and 2019 - $70,938	260,295	222,681
Change in fair value of marketable securities, net of tax benefit of: 2020 - $2,897 and 2019 - $3,471	8,878	(10,639)
Change in fair value of interest rate swap and marketable securities, net of tax benefit of: 2020 – $535,029 and 2019 – $24,619	(1,697,793)	(77,961)
Total other comprehensive income (loss)	(2,733,067)	546,705
Comprehensive income	$162,750	$2,117,665

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	March 28, 2020	December 28, 2019
	(unaudited)
Current Assets
Cash and cash equivalents	$16,508,881	$17,996,505
Marketable securities	23,154	34,305
Accounts receivable, less allowances: 2020 - $699,000;2019 - $556,000	39,873,177	37,941,900
Inventories	55,274,876	54,599,266
Prepaid expenses and other assets	3,955,872	4,343,507
Total Current Assets	115,635,960	114,915,483

Property, Plant and Equipment	88,409,321	88,336,243
Accumulated depreciation	(46,482,754)	(46,313,630)
	41,926,567	42,022,613

Goodwill	79,418,533	79,518,012
Trademarks	5,404,283	5,404,283
Patents and other intangibles net of accumulated amortization	25,699,680	26,460,110
Right of Use Assets	11,852,653	12,342,475
	122,375,149	123,724,880
TOTAL ASSETS	$279,937,676	$280,662,976

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY	March 28, 2020	December 28, 2019
	(unaudited)
Current Liabilities
Accounts payable	$22,629,076	$19,960,507
Accrued compensation	2,216,765	3,815,186
Other accrued expenses	3,797,178	2,967,961
Current portion of long-term debt	5,187,689	5,187,689
Total Current Liabilities	33,830,708	31,931,343

Deferred income taxes	5,270,465	5,270,465
Other long-term liabilities	2,465,260	2,465,261
Lease liability	11,852,653	12,342,475
Long-term debt, less current portion	92,356,121	93,577,544
Accrued postretirement benefits	1,001,509	1,007,146
Accrued pension cost	28,052,482	28,631,485

Shareholders’ Equity

Voting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Nonvoting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Common Stock, no par value, Authorized: 50,000,000 shares	30,890,108	30,651,815
Issued: 8,980,460 shares in 2020 and 8,975,434 shares in 2019
Outstanding: 6,230,731 shares in 2020 and 6,240,705 shares in 2019
Treasury Stock: 2,749,729 shares in 2020 and 2,734,729 shares in 2019	(20,537,962)	(20,169,098)
Retained earnings	122,723,970	120,189,111
Accumulated other comprehensive income (loss):
Foreign currency translation	(3,342,399)	(2,037,952)
Unrealized gain on marketable securities, net of tax	8,878	—
Unrealized gain (loss) on interest rate swap, net of tax	(1,530,775)	167,018
Unrecognized net pension and postretirement benefit costs, net of tax	(23,103,342)	(23,363,637)
Accumulated other comprehensive loss	(27,967,638)	(25,234,571)
Total Shareholders’ Equity	105,108,478	105,437,257
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$279,937,676	$280,662,976

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 28, 2020	March 30, 2019
Operating Activities
Net income	$2,895,817	$1,570,960
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,055,782	1,438,799
Unrecognized pension and postretirement benefits	(678,305)	207,816
(Gain)/loss on sale of equipment and other assets	(437,446)	671,138
Provision for doubtful accounts	156,286	25,711
Stock compensation expense	238,293	104,992
Changes in operating assets and liabilities:
Accounts receivable	(2,273,864)	(2,123,227)
Inventories	(994,546)	1,313,875
Prepaid expenses and other	341,582	(81,231)
Other assets	(415,415)	101,919
Accounts payable	2,766,829	(27,186)
Accrued compensation	(1,585,976)	(1,724,968)
Other accrued expenses	(564,572)	11,718
Net cash provided by operating activities	1,504,465	1,490,316

Investing Activities
Marketable securities	11,151	(91,400)
Capitalized software	—	(104,484)
Proceeds from sale of equipment	445,212	—
Purchases of property, plant and equipment	(828,115)	(743,622)
Net cash used in investing activities	(371,752)	(939,506)

Financing Activities
Principal payments on long-term debt	(1,221,423)	(387,500)
Purchase common stock for treasury	(368,864)	—
Dividends paid	(686,614)	(686,740)
Net cash used in financing activities	(2,276,901)	(1,074,240)

Effect of exchange rate changes on cash	(343,436)	144,954
Net change in cash and cash equivalents	(1,487,624)	(378,476)

Cash and cash equivalents at beginning of period	17,996,505	13,925,765
Cash and cash equivalents at end of period	$16,508,881	$13,547,289

Non-cash investing and financing activities	(489,822)
Right of use asset	489,822
Lease liability

See accompanying notes.

THE EASTERN COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 28, 2020

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X 10-01 and do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. Refer to the consolidated financial statements of The Eastern Company (together with its consolidated subsidiaries, the “Company,” “we,” “us” or our”) and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2019, filed with the Securities and Exchange Commission on March 5, 2020 (the “2019 Form 10-K”), for additional information.

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

The condensed consolidated balance sheet as of December 28, 2019 has been derived from the audited consolidated balance sheet at that date.

The Company’s fiscal year is a 52-53-week fiscal year ending on the Saturday nearest to December 31. References to fiscal 2019 or the 2019 fiscal year mean the 52-week period ended on December 28, 2019 and references to fiscal 2020 or the 2020 fiscal year mean the 53-week period ending on January 2, 2021. In a 52-week fiscal year, each quarter is 13 weeks long.  In a 53 week fiscal year, each of the first three fiscal quarters is a 13 weeks long, and the fourth fiscal quarter is 14 weeks long.  References to the first quarter of fiscal 2019, the first quarter of 2020 or the three months ended March 30, 2019 mean the period from December 30, 2018 to March 30, 2019. References to the first quarter of fiscal 2020, the first fiscal quarter of 2020 or the three months ended March 28, 2020 mean the 13-week period from December 29, 2019 to March 28, 2020.

Note B – Earnings Per Share

The denominators used to calculate earnings per share are as follow:

	Three Months Ended
	March 28, 2020	March 30, 2019
Basic:
Weighted average shares outstanding	6,237,921	6,231,713

Diluted:
Weighted average shares outstanding	6,237,921	6,231,713
Dilutive stock appreciation rights	3,131	33,116
Denominator for diluted earnings per share	6,241,052	6,264,829

Note C – Inventories

Inventories consist of the following components:

	March 28, 2020	December 28, 2019

Raw material and component parts	$17,438,617	$17,225,469
Work in process	11,145,881	11,009,648
Finished goods	26,690,378	26,364,149
Total inventories	$55,274,876	$54,599,266

Note D – Leases

The Company presents right-of-use (ROU) assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02, Leases.  The Company elected the transition method thereby not restating comparable periods.  The Company elected to account for non-lease components as part of the lease component to which they relate.  Lease accounting involves significant judgements, including making estimates related to the lease term, lease payments, and discount rate.

The Company has operating leases for buildings, warehouse and office equipment.  The Company determines whether an arrangement is, or contains, a lease at contract inception. An arrangement contains a lease if the Company has the right to direct the use of and obtain substantially all of the economic benefits of an identified asset. ROU assets and lease liabilities are recognized at lease commencement based on the present value of lease payments over the lease term.  Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.  Most leases include one or more options to renew.  The exercise of lease renewal options is at our sole discretion.  The Company’s option to extend certain leases ranges from 12 – 120 months.  All options to extend, when it is reasonably certain the option will be exercised, have been included in the calculation of the ROU asset and lease liability.

Currently, the Company has 42 operating leases and one finance lease with an ROU asset and lease liability of $11,852,653 as of March 28, 2020.  The finance lease arrangement is immaterial.  The basis, terms and conditions of the leases are determined by the individual agreements.  The leases do not contain residual value guarantees, restrictions, or covenants that could that could cause the Company to incur additional financial obligations.  We rent or sublease a part of one real estate property to a third party.  There are no related party transactions.  There are no leases that have not yet commenced that could create significant rights and obligations for the Company.

Note E - Debt

On August 30, 2019, the Company entered into a credit agreement with Santander Bank, N.A., for itself, People’s United Bank, National Association and TD Bank, N.A. as lenders (the “Credit Agreement”), that included a $100 million term portion and a $20 million revolving commitment portion. Proceeds of the term loan were used to repay the Company’s remaining outstanding term loan (and to terminate its existing credit facility) with People’s United Bank, N.A. (approximately $19 million) and to acquire certain subsidiaries of Big 3 Holdings, LLC (collectively “Big 3 Precision”). The term portion of the loan requires quarterly principal payments of $1,250,000 for an 18-month period beginning December 31, 2019. The repayment amount then increases to $1,875,000 per quarter beginning September 30, 2021 and continues through June 30, 2023. The repayment amount then increases to $2,500,000 per quarter beginning September 30, 2023 and continues through June 30, 2024. The term loan is a 5-year loan with the remaining balance due on August 30, 2024. The revolving commitment portion has an annual commitment fee of 0.25% based on the unused portion of the revolver. The revolving commitment portion has a maturity date of August 30, 2024.  As of March 28, 2020, the Company has not borrowed any funds on the revolving commitment portion of the facility.  The term loan bears interest at a variable rate based on the LIBOR rate plus an applicable margin of 1.25% to 2.25%, depending on the Company’s senior net leverage ratio. Borrowings under the revolving portion bear interest at a variable rate based on, at the Company’s election, a base rate plus an applicable margin of 0.25% to 1.25% or the LIBOR rate plus an applicable margin of 1.25% to 2.25%, with such margins determined based on the Company’s senior net leverage ratio.  The Company’s obligations under the Credit Agreement are secured by a lien on certain of

Company’s and its subsidiaries’ assets pursuant to a Pledge and Security Agreement, dated August 30, 2019 with Santander Bank, N.A., as administrative agent.

The Company’s loan covenants under the Credit Agreement require the Company to maintain a senior net leverage ratio not to exceed 4.25 to 1. In addition, the Company is required to maintain a fixed charge coverage ratio to be not less than 1.25 to 1.

On August 30, 2019, the Company entered into an interest rate swap contract with Santander Bank, N.A., with an original notational amount of $50,000,000, which was equal to 50% of the outstanding balance of the term loan on that date.  The Company has a fixed interest rate of 1.44% on the swap contract and will pay the difference between the fixed rate and LIBOR when LIBOR is below 1.44% and will receive interest when the LIBOR rate exceeds 1.44%.  On March 28, 2020, the interest rate for half ($49.4 million) of the term portion was 3.35%, using a one month LIBOR rate, and 3.19% on the remaining balance ($49.4 million) of the term loan based on a one month LIBOR rate.

The interest rates on the Credit Agreement and the interest rate swap contract are susceptible to changes to the method of determining LIBOR rates and to the potential phasing out of LIBOR after 2021.  Information regarding the potential phasing out of LIBOR is provided below.

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

Note F - Stock Options and Awards

The Eastern Company 2010 Executive Stock Incentive Plan (the “2010 Plan”), for officers, other key employees, and non-employee Directors expired in February 2020.  On February 19, 2020, the board of directors of the Company adopted, subject to shareholder approval at the 2020 Annual Meeting of Shareholders, The Eastern Company 2020 Stock Incentive Plan (the “2020 Plan”), which is intended to replace the 2010 Plan.  The Company has no other exiting plan pursuant to which equity awards may be granted.

Incentive stock options granted under the 2010 Plan must have exercise prices that are not less than 100% of the fair market value of the Company’s common stock on the dates the stock options are granted.  Restricted stock awards may also be granted to participants under the 2010 Plan with restrictions determined by the Compensation Committee of the Company’s Board of Directors.  Under the 2010 Plan, non-qualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Company’s Board of Directors. During the first quarter of 2020 and 2019, no stock options or restricted stock were granted that were subject to the meeting of performance measurements.  For the first quarter of 2019, the Company used several assumptions which included an expected term of 3.5 years, volatility deviation of 28.88% and a risk free rate of 2.48%.

The 2010 Plan also permits the issuance of Stock Appreciation Rights (“SARs”).  The SARs are in the form of an option with a cashless exercise price equal to the difference between the fair value of the Company’s common stock at the date of grant and the fair value as of the exercise date resulting in the issuance of the Company’s common stock.  During 2020, the Company did not issue any SARs, and during 2019 36,000 SARs were issued.

Stock-based compensation expense in connection with SARs granted to employees in the first quarter of 2020 was $110,000, and for 2019 was $80,000.

As of March 28, 2020, there were no shares of Company common stock reserved and available for future grant under the 2010 Plan, as it has expired.

  The following tables set forth the outstanding SARs for the period specified:

	Three Months Ended March 28, 2020		Year Ended December 28, 2019
	Units	Weighted - Average Exercise Price	Units	Weighted - Average Exercise Price
Outstanding at beginning of period	276,000	$22.30	189,167	$21.46
Issued	--	--	96,000	23.65
Exercised	--	--	(1,667)	19.10
Forfeited	(6,999)	19.10	(7,500)	21.20
Outstanding at end of period	269,001	22.39	276,000	22.30

SARs Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of March 28, 2020	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable as of March 28, 2020	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$19.10-26.30	269,001	3.0	$22.39	50,001	2.0	19.10

The following tables set forth the outstanding stock grants for the period specified:

	Three Months Ended March 28, 2020		Year Ended December 28, 2019
	Shares	Weighted - Average Exercise Price	Shares	Weighted - Average Exercise Price
Outstanding at beginning of period	25,000	$—	25,000	$—
Issued	—	—	—	—
Forfeited	—	—	—	—
Outstanding at end of period	25,000	—	25,000	—

Stock Grants Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of March 28, 2020	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable as of March 28, 2020	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$0.00	25,000	2.0	—	—	—	—

As of March 28, 2020, outstanding SARs and grants had an intrinsic value of $561,000.

Note G – Share Repurchase Program

On May 3, 2018, the Company announced that its Board of Directors had authorized a new program to repurchase up to 200,000 shares of the Company’s common stock. The Company’s share repurchase program does not obligate it to acquire the Company’s common stock at any specific cost per share.  During the first quarter of 2020, the Company repurchased 15,000 shares of its common stock in connection with the share repurchase program.  Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Balance as of December 28, 2019	40,000	$26.58	40,000	160,000
December 29, 2019 – March 28, 2020	15,000	24.59	15,000	145,000
Balance as of March 28, 2020	55,000	$26.04	55,000	145,000

Note H – Revenue Recognition

The Company’s revenues result from the sale of goods and services and reflect the consideration to which the Company expects to be entitled.  The Company records revenues based on a five-step model in accordance with FASB Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers."  The Company has defined purchase orders as contracts in accordance with ASC Topic 606. For its customer contracts, the Company identifies its performance obligations, which is delivering goods or services, determining the transaction price, allocating the contract transaction price to the performance obligations (when applicable), and recognizes the revenue when (or as) the performance obligation is transferred to the customer.  A good or service is transferred when the customer obtains control of that good or service.  The Company’s revenues are recorded at a point in time from the sale of tangible products.  Revenues are recognized when products are shipped.

Customer volume rebates, product returns, discount and allowance are variable consideration and are recorded as a reduction of revenue in the same period that the related sales are recorded.  The Company has reviewed the overall sales transactions for variable consideration and has determined that these costs are not material.

Refer to Note K for revenues reported by segment.  The Company has not experienced any impairment losses, has no future performance obligations and does not capitalize costs to obtain or fulfill contracts.

Note I - Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and in various states and foreign jurisdictions.  With limited exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2015 and is no longer subject to non-U.S. income tax examinations by foreign tax authorities for years prior to 2013.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes.  The changes implemented in ASU 2019-12 include removing exceptions to incremental intraperiod tax allocation of losses and gains from different financial statement components, exceptions to the method of recognizing income taxes on interim period losses and exceptions to deferred tax liability recognition related to foreign subsidiary investments.  In addition, ASU 2019-12 requires that entities recognize franchise tax based on an incremental method, requires an entity to evaluate the accounting for step-ups in the tax basis of goodwill as inside or outside of a business combination, and removes the requirement to allocate the current and deferred tax provision among entities in standalone financial statement reporting. The ASU also now requires that an entity reflect enacted changes in tax laws in the annual effective rate, and other codification adjustments have been made to employee stock ownership plans.  For public business entities, the amendments in ASU 2019-12 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of ASU 2019-12 is permitted, including adoption in any interim period for public business entities for periods for which financial statements have not yet been issued.  The Company will adopt ASU 2019-12 in 2021.

On March 27, 2020, President Trump signed into law the $2 trillion bipartisan Coronavirus Aid, Relief, and Economic Security Act (H.R. 748) (“The CARES Act”). The CARES Act includes a variety of economic and tax relief measures intended to stimulate the economy, including loans for small businesses, payroll tax credits/deferrals, and corporate income tax relief. We are analyzing the following components of the CARES Act to determine their effect on our income tax provision:
•
Net operating losses arising in 2018, 2019, and 2020 taxable years may be carried back to each of the preceding five years, which may result in refunds of prior period corporate income tax. The Company had taxable income in 2018 and 2019, thus we would only benefit from this item of CARES Act relief to the extent we incur a tax net operating loss in 2020 that can be carried back. As of March 28, 2020, a tax net operating loss is not expected for taxable year 2020. In addition, this item of CARES Act relief increased the positive evidence supporting utilization of our gross deferred tax assets due to available income in carryback years; this did not change our overall assessment as we do not have a valuation allowance recorded against our deferred tax assets.

•
Furthermore, for taxable years beginning before 2021, net operating loss carryforwards and carrybacks to that year may offset 100% of taxable income in the year. Previously, net operating losses generated through 2017 could offset 100% of taxable income, while losses generated after 2017 could only offset 80% of taxable income. The Company had taxable income in 2018 and 2019 and would carry back a loss generated in 2020 if applicable, leaving minimal opportunity to benefit from this item of CARES Act relief.

•
For taxable years beginning in 2019 and 2020, the interest deduction limitation is increased from 30% to 50% of “adjusted taxable income” (taxable income without interest, tax depreciation and tax amortization) plus interest income. Furthermore, the Company may choose to use the 2019 adjusted taxable income (instead of 2020) in determining the 2020 interest expense limitation. The Company was not subject to an interest limitation in 2019 and therefore expects to use the 2019 adjusted taxable income if needed to avoid or reduce an interest expense limitation in 2020.

•
A technical correction to the Tax Cuts and Jobs Act permits bonus depreciation and a 15-year straight-line recovery period on qualified improvement property placed in service after December 31, 2017. Prior to this technical correction, such property placed in service after 2017 was subject to the 39-year straight-line recovery period and was ineligible for bonus depreciation. To the extent the Company has eligible improvements in 2020, the Company can claim bonus depreciation which would reduce taxes payable and increase the deferred tax liability for fixed assets.

•	Other CARES Act corporate income tax provisions will not significantly impact the company, including alternative minimum tax refunds and increases in the charitable contributions deduction limitation.

The Company will also continue to assess the effect of state level tax relief provisions as enacted, such as state net operating loss rule changes and conformity to the federal interest, depreciation and charitable contribution deduction changes.

The total amount of unrecognized tax benefits could increase or decrease within the next 12 months for a number of reasons, including the closure of federal, state and foreign tax years by expiration of the statute of limitations and the recognition and measurement considerations under FASB ASC Topic 740, “Income Taxes.”  There have been no significant changes to the amount of unrecognized tax benefits during the three months ended March 28, 2020.  The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will not increase or decrease significantly over the next twelve months.

Note J - Retirement Benefit Plans

The Company has non-contributory defined benefit pension plans covering most U.S. employees.  Plan benefits are generally based upon age at retirement, years of service and, for the plan covering salaried employees, the level of compensation.  The Company also sponsors unfunded non-qualified supplemental retirement plans that provide certain former officers with benefits in excess of limits imposed by federal tax law.

The Company also provides health care and life insurance for retired salaried employees in the United States who meet specific eligibility requirements.

Significant disclosures relating to these benefit plans for the first quarter of fiscal years 2020 and 2019 are as follows:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Service cost	$266,436	$263,852	$10,855	$8,216
Interest cost	714,143	879,080	11,667	20,346
Expected return on plan assets	(1,365,261)	(1,190,330)	(5,589)	(14,481)
Amortization of prior service cost	24,845	24,845	(2,063)	(1,268)
Amortization of the net loss	325,034	290,549	(6,377)	(20,507)
Net periodic benefit cost (benefit)	$(34,803)	$267,996	$8,493	$(7,694)

The Company’s funding policy with respect to its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations.  In fiscal year 2020, the Company expects to contribute $2,690,000 into its pension plans and $50,000 into its postretirement plan. As of March 20, 2020, the Company has made contributions of approximately $400,000 into its pension plans, has contributed $11,000 to its postretirement plan and will make the remaining contributions as required during the remainder of fiscal the year.

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

The Company made contributions to the plan as follows:

	For the Three Months Ended
	March 28, 2020	March 30, 2019
Regular matching contribution	$204,992	$156,267
Transitional credit contribution	82,127	103,524
Non-discretionary contribution	567,657	587,041
Total contributions made for the period	$854,776	$846,832

The non-discretionary contribution of $550,286 made in the three months ended March 28, 2020 was accrued for and expensed in the prior fiscal year.

Note K – Segment Information

Financial information by segment is as follows:

	Three Months Ended
	March 28, 2020	March 30, 2019
Revenues:
Sales to unaffiliated customers:
Industrial Hardware	$47,236,605	$38,403,343
Security Products	12,384,484	14,683,004
Metal Products	5,704,527	7,796,801
	$65,325,616	$60,883,148

Income before income taxes:
Industrial Hardware	$3,458,893	$1,268,140
Security Products	817,401	972,887
Metal Products	(415,023)	93,281
Operating Profit	3,861,271	2,334,308
Interest expense	(827,664)	(292,540)
Other income	744,793	13,925
	$3,778,400	$2,055,693

Note L - Recent Accounting Pronouncements

Upcoming

In December 2019, FASB issued ASU 2019-12, Simplifying the Accounting for Income Tax.  The changes implemented in ASU 2019-12 include removing exceptions to incremental intraperiod tax allocation of losses and gains from different financial statement components, exceptions to the method of recognizing income taxes on interim period losses and exceptions to deferred tax liability recognition related to foreign subsidiary investments.  In addition, ASU 2019-12 requires that entities recognize franchise tax based on an incremental method, requires an entity to evaluate the accounting for step-ups in the tax basis of goodwill as inside or outside of a business combination, and removes the requirement to allocate the current and deferred tax provision among entities in standalone financial statement reporting. The ASU also now requires that an entity reflect enacted changes in tax laws in the annual effective rate, and other codification adjustments have been made to employee stock ownership plans. For public business entities, the amendments in ASU 2019-12 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of ASU 2019-12 is permitted, including adoption in any interim period for public business entities for periods for which financial statements have not yet been issued. The Company will adopt ASU 2019-12 in 2021. The adoption of this guidance is not expected to have a material impact on the consolidated financial statements of the Company.

The Company has implemented all new accounting pronouncements that are in effect and that could impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued, but are not yet effective, that might have a material impact on the consolidated financial statements of the Company.

Note M - Concentration of risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk for the Company is its accounts receivable due from customers. The Company has established credit limits for customers and monitors their balances to mitigate the risk of loss.  As of March 28, 2020, there was one significant concentration of credit risk with a customer that has receivables due of $4,205,000 representing 11% of our total accounts receivable.  As of December 28, 2019, there were no significant concentrations of credit risk. No single customer represented more than 10% of the Company’s net accounts receivable as of December 28, 2019. The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable.

Interest Rate Risk

The Company’s exposure to the risk of changes in market interest rates relates primarily to the Company’s debt, which bears interest at variable rates based on the LIBOR rate plus a margin spread of 1.25% to 2.25%. The Company has an interest rate swap with a notional amount of $49,375,000 on March 28, 2020, to convert a portion the borrowing under the Credit Agreement from variable to fixed rates. The valuation of this swap is determined using the one month LIBOR rate index and mitigates the Company's exposure to interest rate risk.  Additionally, interest rates on the Company's debt are susceptible to changes to the method that LIBOR rates are determined and to the potential phasing out of LIBOR after 2021.  The potential phasing out of LIBOR is discussed in greater detail in Note E—Debt hereof and under the heading “The phase out of the London Interbank Offered Rate (LIBOR), or the replacement of LIBOR with a different reference rate, may adversely affect interest rates” in Part I, Item 1A of the 2019 Annual Report.

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in the financial position and results of operations of The Eastern Company (together with its consolidated subsidiaries, the “Company,” “we,” “us” or “our”) for the quarter ended March 28, 2020. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 28, 2019 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s 2019 Form 10-K, which was filed with the SEC on March 5, 2020 (the “2019 Form 10-K”).

The Company’s fiscal year is a 52-53-week fiscal year ending on the Saturday nearest to December 31. References to fiscal 2019 or the 2019 fiscal year mean the 52-week period ended on December 28, 2019 and references to fiscal 2020 or the 2020 fiscal year mean the 53-week period ending on January 2, 2021. In a 52-week fiscal year, each quarter is 13 weeks long. In a 53 week fiscal year, each of the first two fiscal quarters and the fourth quarter are 13 weeks long, and the third fiscal quarter is 14 weeks long.  References to the first quarter of fiscal 2019, the first fiscal quarter of 2020 or the three months ended March 30, 2019 mean the 13-week period from December 30, 2018 to March 30, 2019. References to the first quarter of fiscal 2020, the first fiscal quarter of 2020 or the three months ended March 28, 2020 mean the 13-week period from December 29, 2019 to March 28, 2020.

Safe Harbor for Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms or variations of those terms or the negative of those terms. There are many factors that affect the Company’s business and the results of its operations and that may cause the actual results of operations in future periods to differ materially from those currently expected or anticipated. These factors include, but are not limited to: effects of the COVID-19 pandemic and the measures being taken to limit the spread of COVID-19, including supply chain disruptions, delays in delivery of our products to our customers, impact on demand for our products, reductions in production levels, increased costs, including costs of raw materials, the impact on global economic conditions, and the availability, terms and cost of financing, including borrowings under the Credit Agreement; risks associated with doing business overseas, including fluctuations in exchange rates and the inability to repatriate foreign cash, the impact on cost structure and on economic conditions as a result of actual and threatened increases in trade tariffs and the impact of political, economic and social instability; restrictions on operating flexibility imposed by the agreement governing our credit facility; the inability to achieve the savings expected from global sourcing of materials; the impact of higher raw material and component costs, particularly steel, plastics, scrap iron, zinc, copper and electronic components; lower-cost competition; our ability to design, introduce and sell new products and related components; market acceptance of our products;  the inability to attain expected benefits from acquisitions or the inability to effectively integrate such acquisitions and achieve expected synergies; domestic and international economic conditions, including the impact, length and degree of economic downturns on the customers and markets we serve and more specifically conditions in the automotive, construction, aerospace, energy, oil and gas, transportation, electronic, commercial laundry, mining and general industrial markets; costs and liabilities associated with environmental compliance; the impact of climate change or terrorist threats and the possible responses by the U.S. and foreign governments; failure to protect our intellectual property; cyberattacks; and materially adverse or unanticipated legal judgments, fines, penalties or settlements.  Although the Company believes it has an appropriate business strategy and the resources necessary for its operations, future revenue and margin trends cannot be reliably predicted and the Company may alter its business strategies to address changing conditions. Also, the Company makes estimates and assumptions that may materially affect reported amounts and disclosures. These relate to valuation allowances for accounts receivable and excess and obsolete inventories, accruals for pensions and other postretirement benefits (including forecasted future cost increases and returns on plan assets), provisions for depreciation (estimating useful lives), uncertain tax positions, and, on occasion, accruals for contingent losses. The Company undertakes no obligation to update, alter, or otherwise revise any forward-looking statements, whether written or oral, that may be made from time to time, whether as a result of new information, future events, or otherwise.

Overview

COVID-19 update

As of March 2020, there have been significant impacts to the Company’s operations due to the COVID-19 pandemic and actions taken to slow the spread of COVID-19, and we expect those impacts to continue for some time.

Across the Company, we have implemented a broad range of policies and procedures to ensure that employees at all of our locations remain healthy. We listened to and learned a great deal from our colleagues in China, who began feeling the impact of COVID-19 in late 2019, and took early-on decisive action across our North American operations, accordingly.  Steps that we have taken to reduce COVID-19 risk to our employees include, among others: implementing social distancing measures, staggering staff and shifts, enabling work from home for as many employees as possible, and implementing an enhanced cleaning program across all sites.  We are advising our employees on the importance of wearing facemasks to reduce the spread COVID-19.  As government authorities implement restrictions on commercial operations, we continue to ensure compliance with these directives in order to maintaining business continuity for our essential operations.  We continue to seek and implement additional methods to further reduce COVID-19 risk to our employees.

The Company has operations in Shanghai and Dongguan China that have been impacted by COVID-19. The virus led to a chain of events that interfered with our ability, and the ability of certain suppliers of ours, to conduct business.  We source approximately 15% of our products and components from China.  As a result of government mandated shutdowns at our facilities, and those of certain suppliers, in China, many of the products that we have ordered have been delayed by approximately four to six weeks, which has resulted in and is likely to continue to result in a comparable delay in our product shipments to our customers through May 2020.  By mid-March 2020, COVID-19 had begun to spread across the United States, which precipitated the closure by government authorities of non-essential businesses.  The majority of our businesses are deemed essential and have accordingly remained open, albeit at reduced levels.  Many of our customers operating in both automotive/transportation and non-automotive/transportation markets experienced varying degrees of shutdowns beginning in the last week of March, and are, on a case-by-case basis, tentatively expected to begin reopening as soon as May 4, 2020.  We estimate the adverse financial impact of COVID-19 on our first quarter operating profit to be an approximate $0.6 million reduction net of tax.  The broader economic fallout caused by COVID-19 may result in unfavorable operating earnings and cash flow generation in the months to follow.

Any sustained delays or disruptions in our supply chain and operations in China, and any ongoing shutdowns of the operations of our customers would continue to have a negative effect on demand for our products and our ability to fulfill orders on a timely basis or at all, which in turn would adversely affect our financial condition, results of operations and cash flow. In addition, the broader economic fallout caused by COVID-19 may result in unfavorable operating earnings and cash flow generation in the months to follow, including as a result of decreased consumer demand for our and our customers’ products. The extent of the pandemic’s effect on our operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time. Future developments include the duration, scope and severity of the pandemic, actions that may continue to be taken to contain or mitigate its impact, such as the extent of restrictions on gatherings and travel, the impact on governmental programs and budgets, the development of treatments or vaccines, and the resumption of widespread economic activity. Although the inherent uncertainty of the unprecedented and rapidly evolving crisis makes it difficult to predict with any confidence the likely impact of the COVID-19 pandemic on our future operations, the COVID-19 pandemic could have a material adverse impact on our consolidated business, results of operations and financial condition. For a discussion of certain COVID-19-related risks, see Part II, Item 1A – Risk Factors of this Form 10-Q.

Net sales in the first quarter of 2020 increased 7% to $65.3 million from $60.9 million in the prior year period.  Sales growth includes the impact of the acquisition of certain subsidiaries of Big 3 Holdings LLC (collectively, Big 3 Precision), which the Company acquired on August 30, 2019.  Sales increased in the Industrial Hardware segment by 23% to $47.2 million in the first quarter of 2020 from $38.4 million in the first quarter of 2019.  Excluding Big 3 Precision, sales decreased 11% in the Industrial Hardware segment first quarter of 2020 compared to sales in the first quarter of 2019, due to lower sales to distribution, Class 8 truck, recreational vehicles, and aftermarket truck replacement part. Increased sales into the specialty vehicle, off-highway and military markets were insufficient to offset declines in the aforementioned markets in the second half of March when certain of our customers closed their operations due to actions taken to help stop the spread of COVID-19.  Sales in the Security Products segment decreased 16% in the first quarter of 2020 compared to the first quarter of 2019, due to lower demand across the majority of the markets we serve including distribution, industrial, vehicular accessories and commercial laundry, as well as a loss of supply contracts for mechatronic padlock systems and recreational vehicles door latches, which generated sales in the first quarter of 2019, that did not recur in 2020.  Sales in the Metal Products segment decreased 27% in the first quarter of 2020, compared to sales in the first quarter of 2019.  Sales of mining products decreased 21%, and sales of industrial casting products decreased 35%, in the first quarter of 2020 compared to the first quarter of 2019.  Mining sales in the first quarter were impacted by a combination of growing renewable energy capacity, extremely low natural gas prices and unusually warm weather in the first quarter, which led utilities to cut back on coal usage.  Sales of industrial castings in the first quarter were negatively impacted by the loss of a customer who temporarily sourced products from us due to a fire at its facility in 2018, which temporarily shut down production of products that would otherwise have been sourced internally.  In addition, sales were negatively impacted due to the completion of contract from a customer serving the transit industry.

Net sales of existing products increased in the first quarter by 5% and price increases and new products effected 2% increase in net sales in the 2020 period. New products included a handle and finger pull assembly, emergency door latch, mount plate latch, top mount power lock module, crossbar lock assembly and various industrial castings for the water and gas industries.

Cost of products sold in the first quarter of 2020 increased $3.6 million, or 8% compared to the first quarter of 2019.  The primary reason for the increase is due to the inclusion of Big 3 Precision in the first quarter of 2020. Excluding Big 3 Precision, cost of products sold would have decreased by 14%, reflecting the decrease in sales.  Material costs decreased by $6.3 million on lower sales volume and lower material costs incurred in producing a new Class 8 truck mirror program that was awarded to us in 2018.  We have been successful in securing more favorable pricing from new suppliers on all of the components related to this program, which has enabled us to realize comparatively higher margins on products sold in the first quarter of 2020 compared to those sold in the first quarter of 2019.  In addition, raw material costs have decreased year-over-year, hot-rolled steel decreased 16%, cold-rolled steel decreased 7%, aluminum decreased 11%, and copper and zinc and scrap iron decreased 7%, 17%, and 17%, respectively.  Also, favorably impacting the first quarter was lower freight cost of $0.6 million, a 33% reduction over the first quarter of 2019, due to the elimination of certain supplier quality issues and expedited shipping costs.  Lower production levels resulted in the under-absorption of operating costs in the amount of $0.3 million during the first quarter of 2020 compared to the first quarter in 2019.

Finally, the company experienced tariff costs on China-sourced products of approximately $1.4 million in the first quarter of 2020 compared to $0.2 million incurred in the first quarter of 2019, all of which have been recovered through price increases.

Gross margin as a percent of sales was 22% in the first quarter of 2020 compared to 23% in the first quarter of 2019.

Product development expense decreased $1.5 million, or 65%, in the first quarter of 2020 compared to the first quarter of 2019.  The reduction in this expense relates to the closure of the Velvac Road-iQ development operation in Bellingham, Washington, which took place in the second quarter of 2019, a strategic decision that we made to adopt a leaner approach to the development of new vision products.

Selling and administrative expense increased $1.6 million, or 19%, in the first quarter of 2020 compared to the first quarter of 2019, primarily as a result of the inclusion of Big 3 Precision in the 2020 period.  Excluding Big 3 Precision, selling and administrative expense in the first quarter of 2020 would have decreased by $0.5 million, or 6%, from the first quarter of 2019.  The most significant factor contributing to this reduction was a decrease in payroll and payroll related costs of $0.3 million.

We incurred no restructuring costs during the first quarter of 2020 compared to restructuring costs of $0.8 million during the first quarter of 2019, which were related to the consolidation of our Salisbury, North Carolina composite panel business into our Canadian composite panel business in Kelowna, British Columbia.  Costs incurred related to the write off of inventory and fixed assets, moving, severance and the termination of a lease.

Interest expense increased $0.5 million in the first quarter of 2020 compared to the first quarter of 2019 as a result of increased debt related to our acquisition of Big 3 Precision in August of 2019.

Other income increased $0.7 million in the first quarter of 2020 compared to the first quarter of 2019 due to a favorable return on our pension plan assets and a onetime sale-leaseback transaction gain.

Net income for the first quarter of 2020 increased to $2.9 million, or $0.46 per diluted share, from $1.6 million, or $0.25 per diluted share, for the comparable period in 2019.  During the first quarter of 2019, the Company had significant non-recurring restructuring costs of $0.8 million, as well as project startup costs related to the new Class 8 truck mirror program awarded to our Velvac subsidiary.

A more detailed analysis of the Company’s results of operations and financial condition follows:

Results of Operations

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of operations as a percentage of net sales, by segment for the period indicated:
	Three Months Ended March 28, 2020
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	77.4%	68.9%	97.6%	77.6%
Gross margin	22.6%	31.1%	2.4%	22.4%

Product development expense	0.2%	5.5%	—	1.2%
Selling and administrative expense	15.1%	19.0%	9.7%	15.3%
Restructuring cost	—	—	—	—
Operating profit	7.3%	6.6%	-7.3%	5.9%

	Three Months Ended March 30, 2019
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	76.9%	70.9%	91.3%	78.7%
Gross margin	23.1%	29.1%	8.7%	22.7%

Product development expense	4.2%	4.3%	—	3.7%
Selling and administrative expense	13.4%	18.1%	7.5%	13.8%
Restructuring cost	2.2%			1.4%
Operating profit	3.3%	6.7%	1.2%	3.8%

The following table shows the change in sales and operating profit by segment for the first quarter of 2020 compared to the first quarter of 2019 (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$8,833	$(2,299)	$(2,092)	$4,442

Volume	20.9%	-17.0%	-30.2%	5.2%
Prices	1.1%	1.0%	0.7%	1.0%
New products	1.0%	0.4%	2.6%	1.1%
	23.0%	-15.6%	-26.9%	7.3%

Operating profit	$2,191	$(156)	$(508)	$1,527
	172.7%	-16.0%	-544.9%	65.4%

Industrial Hardware Segment

Net sales in the Industrial Hardware segment increased 23% in the first quarter of 2020 compared to the first quarter of 2019.  Sales increased due to the inclusion of Big 3 Precision in the 2020 period.  Excluding Big 3 Precision, sales would have decreased 11%.  Increased sales in the specialty vehicle, military, and off-highway markets were not sufficient to offset sales reduction in the distribution, Class 8 truck, recreational vehicle, and aftermarket truck parts markets in the second half of March when certain of our customers closed operations due to actions taken to help stop the spread of COVID-19.  Excluding Big 3 Precision, net sales decreased 13%, which was offset by price increases and sales of new products contributing 2% in the 2020 period.  New products include a handle and finger pull assembly, emergency door latch and a mount plate latch.

Cost of products sold increased 23% in the first quarter of 2020 as compared to the first quarter of 2019. Excluding Big 3 Precision, cost of products sold would have decreased by 11% compared to the first quarter of 2019.  Material costs decreased $3.4 million due to lower sales volume and lower material costs incurred in producing a new Class 8 truck mirror that was awarded in 2018.  Many of the components sourced during the first quarter of 2019 were at higher than normal material costs.  As of the first quarter of 2020, all components have been sourced to more favorable suppliers and costs have normalized.  Also impacting the first quarter were more favorable freight costs, which were down $0.6 million in the first quarter of 2020 compared to the first quarter of 2019 due to non-recurring expedited shipping costs.  Payroll and payroll-related costs decreased $0.3 million offset by $0.3 million due to the under absorption of operating costs.  Finally, we experienced tariff costs on China-sourced products of approximately $0.8 million compared to $0.2 million in the first quarter of 2019.

Gross margin as a percentage of net sales in the first quarter of 2020 was comparable to the first quarter of 2019 of 23%.

Product development expense decreased by $1.5 million in the first quarter 2020 compared to the first quarter in 2019 due primarily to the closure of the Velvac Road-iQ development operation in Bellingham, Washington in the second quarter of 2019, as we adopted a leaner approach to the development of new vision products.

We incurred no restructuring costs during the first quarter of 2020 compared to restructuring costs of $0.8 million during the first quarter of 2019, which were related to the consolidation of our Salisbury, North Carolina composite panel business into our Canadian composite panel business in Kelowna, British Columbia.  Costs incurred related to the write off of inventory and fixed assets, moving, severance and the termination of a lease.

Selling and administrative expense increased 38% in the first quarter of 2020 compared to the first quarter of 2019 due primarily to the inclusion of Big 3 Precision.  Excluding Big 3 Precision, selling and administrative expenses decreased 2% compared to the first quarter of 2019.  Payroll and payroll-related expenses decreased by $0.3 million, or 8%, compared to the first quarter of 2019.

Security Products Segment

Net sales in the Security Products segment decreased 16% in the first quarter of 2020 compared to the first quarter of 2019.  Sales growth attributable to Load N Lock, which we acquired in June of 2018, partially offset the impact of lower demand across the majority of the markets we serve including distribution, industrial, vehicular accessories and commercial laundry, as well as a loss of supply contracts for mechatronic padlock systems and recreational vehicles door latches, which generated sales in the first quarter of 2019, that did not recur in 2020.  Net sales of existing products decreased 17%, while price increases and sales of new products contributed 1% in the 2020 period.  New product sales included a top mount power lock module and a crossbar lock assembly.

Cost of products sold decreased 18% in the first quarter of 2020 compared to the first quarter of 2019, primarily as a result of lower sales volume, reduced payroll and payroll-related costs of $0.2 million, or 8%, and the mix of products sold.

Gross margin as a percentage of net sales was 31% in the first quarter of 2020 compared to 29% in the first quarter of 2019.

Product development expense as a percentage of net sales was 6% in the first quarter 2020 compared to 4% in the first quarter of 2019.  This increase reflects a continuation in the development of a Bluetooth locking system and a new cable lock system.

Selling and administrative expenses decreased 11% in the first quarter of 2020, compared to the first quarter of 2019. The most significant driver in this reduction was due to decreased payroll and payroll related costs offset by an increase in our bad debt reserve in the amount of $152,000 related to a customer that filed for chapter 11 bankruptcy during the first quarter of 2020.

Metal Products Segment

Net sales in the Metal Products segment decreased 27% to $5.7 million in the first quarter of 2020 compared to the first quarter of 2019.  Sales of our mining products decreased by 21%, while sales of industrial casting products decreased by 35%.  Mining sales in the first quarter of 2020 were impacted by a combination of growing renewable energy capacity, extremely low natural gas prices and unusually warm weather in the first quarter, which led utilities to cut back on coal usage.  Sales of industrial castings in the first quarter were negatively impacted by the loss of a customer who temporarily sourced products from us due to a fire at its facility in 2018, which temporarily shut down production of product that would otherwise have been sourced internally.  In addition, sales were negatively impacted due to the completion of contracts from a customer serving the transit industry.

Cost of products sold decreased 22% in the first quarter of 2020, compared to the first quarter of 2019, as a result of lower sales volume.

Gross margin as a percentage of net sales was 2% in the first quarter of 2020 compared to 9% in the first quarter of 2019.

Selling and administrative expenses decreased 6% in the first quarter of 2020 compared to the first quarter of 2019.  The most significant drivers of this reduction were payroll and payroll-related costs.

Impact of Inflation

As of the end of the first quarter of 2020, we do not believe that inflation has had a material impact on the Company’s business, revenues or operating results during the periods presented.

Liquidity and Sources of Capital

The Company generated approximately $1.5 million of cash from operations during the first quarter of 2020 compared to approximately $1.5 million during the first quarter of 2019.  The cash flows in the first quarter of 2020 period were comparable to the first quarter of 2019 period.  Cash flow from operations coupled with cash at the beginning of the 2020 fiscal year was sufficient to fund capital expenditures, debt service, and dividend payments.

Additions to property, plant and equipment were approximately $0.8 million for the first quarter of 2020 and $0.7 million for the first quarter of 2019.  As of March 28, 2020, there was approximately $0.1 million of outstanding commitments for capital expenditures.

The following table shows key financial ratios at the end of each specified period:

	First Quarter 2020	First Quarter 2019	Year End 2019
Current ratio	3.4	3.6	3.6
Average days’ sales in accounts receivable	57	49	51
Inventory turnover	3.6	3.7	4.2
Total debt to shareholders’ equity	92.8%	28.8%	93.7%

The following table shows important liquidity measures as of the balance sheet date for each specified period (in millions):

	First	First	Year
	Quarter	Quarter	End
	2020	2019	2019
Cash and cash equivalents
- Held in the United States	$9.6	$4.1	$9.0
- Held by a foreign subsidiary	6.9	9.5	9.0
	16.5	13.6	18.0

Working capital	81.8	72.8	83.0
Net cash provided by operating activities	1.5	1.5	23.0
Change in working capital impact on net cash (used) in operating activities	(2.7)	(2.5)	(0.3)
Net cash (used) in investing activities	(0.4)	(0.9)	(85.8)
Net cash (used) in financing activities	(2.3)	(1.1)	(67.0)

Inventories of $55.3 million represent an increase of 1% at March 28, 2020 as compared to $54.6 million at the end of fiscal year 2019.  Inventories increased 7% in the first quarter of 2020, as compared to $51.6 at the end of the first fiscal quarter of 2019.  Accounts receivable, less allowances were $39.9 million at March 28, 2020, as compared to $37.9 million at 2019 fiscal year end and $32.4 million at the end of the first fiscal quarter of 2019.

Cash, cash flow from operating activities and funds available under the revolving credit portion of the Credit Agreement are expected to be sufficient to cover future foreseeable working capital requirements.  However, based on current macroeconomic conditions resulting from the uncertainty caused by COVID-19, the Company cannot provide any assurances of the availability of future financing or the terms on which it might be available. In addition, the interest rate on borrowings under the Credit Agreement varies based on our senior net leverage ratio, and the Credit Agreement requires us to maintain a senior net leverage ratio not to exceed 4.25 to 1 and a fixed charge coverage ratio to be not less than 1.25 to 1. A decrease in earnings due to responses to contain the spread of COVID-19 or resulting harm to the financial condition of our customers or economic conditions generally, or an increase in indebtedness incurred to offset such a decrease in earnings, would have a negative impact on our senior net leverage ratio and our fixed charge coverage ratio, which in turn would increase the cost of borrowing under the Credit Agreement and to cause us to fail to comply with the covenants under our Credit Agreement.

Off-Balance Sheet Arrangements

As of the end of the fiscal quarter ended March 28, 2020, the Company does not have any material transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons, as described by Item 303(a)(4) of Regulation S-K, that have or are reasonably likely to have a material current or future impact on the Company’s financial condition, results of operations, liquidity, capital expenditures, capital resources or significant components of revenues or expenses.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of the Company’s status as a smaller reporting company pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is not required to provide the information under this Item 3, of Form 10-Q pursuant to Item 305 of Regulation S-K.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of March 28, 2020, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 240.13a-15.  As defined in Exchange Act Rules 240.13a-15(e) and 240.15d-15(e), “the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”

The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO have concluded that these controls and procedures are effective at the “reasonable assurance” level as of March 28, 2020.

Changes in Internal Control Over Financial Reporting:

During the period covered by this Quarterly Report on Form 10-Q, there have been no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company is a party to various legal proceedings from time to time related to its normal business operations.  As of the end of the quarter ended March 28, 2020, the Company does not have any material pending legal proceedings.

In 2016, the Company created a plan to remediate a landfill of spent foundry sand maintained at the Company’s metal casting facility in New York.  This plan was agreed to by the New York Department of Environmental Conservation (the “DEC”) on March 27, 2018.  Based on estimates provided by the Company’s environmental engineers, the anticipated cost to remediate and monitor the landfill was $430,000.  The Company accrued for and expensed the entire $430,000 in the first quarter of 2018 and fiscal 2017.  In the fall of 2018, detailed construction drawings were prepared by an outside consultant in conjunction with informal progress reviews by the New York State Department of Environmental Conservation (the “NYSDEC”).  Long-term groundwater monitoring commenced in April of 2019.  Verbal approval for the closure plan was received from the NYSDEC in May of 2019.  Written approval is anticipated in the first quarter of 2020.  Construction of the closure remedies, including improved drainage system, regrading, and installation of a low permeability cap, is anticipated in the spring of 2020.  In the summer of 2020, following the completion of construction work, a closure report and maintenance plan is expected to be prepared for the NYSDEC.  This closure report and maintenance plan will document the work done and request acknowledgment of satisfactory completion of the Order on Consent between Frazer and Jones, and the NYSDEC.

ITEM 1A – RISK FACTORS

The Company’s business is subject to a number of risks, some of which are beyond its control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the Company’s shareholders should carefully consider the factors discussed in Item 1A.  “Risk Factors” of the Company’s 2019 Form 10-K.  These risk factors could have a material adverse effect on the Company’s business, results of operations, financial condition and/or liquidity and could cause our operating results to vary significantly from period to period. In light of recent developments relating to the COVID-19 pandemic, the Company is supplementing the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in our 2019 Form 10-K to include the following risk factor:

The Company’s business has been and is expected to continue to be negatively impacted by the ongoing coronavirus (COVID-19) pandemic.

As a result of the COVID-19 pandemic, the Company has experienced and can be expected to continue to experience disruptions to its business, its operations, the delivery of its products and customer demand for its products, including the following:

•
The Company has operations in Shanghai and Dongguan, China that have been adversely affected by the impact of COVID-19. The virus interfered with the ability of Company employees and suppliers to conduct business.  We source approximately 15% of our products and components from China.  As a result of government mandated shutdowns at the Company’s and its suppliers’ factories in China, many of the products ordered have been delayed by approximately 4 to 6 weeks, which has resulted and will continue to result in corresponding delays in delivery of the Company’s products to its customers. These delays have had and are likely to continue to have an adverse impact on our business, operations, fulfillment of production requirements and operating results,

•
On March 11, 2020, the World Health Organization declared the rapidly spreading COVID-19 outbreak to be a global pandemic, and shortly thereafter government authorities in the United States began closing non-essential business.  The majority of the Company’s businesses are considered essential and have remained open but are operating at reduced levels.  This reduction in operations has exacerbated delays in delivery of customer orders and, to the extent we continue to operate at reduced levels, is likely to cause further delays. Any sustained reduction in operations could impair the Company’s ability to meet production requirements in a timely manner or at all. These effects have had and are likely to continue to have an adverse impact on the Company’s business, financial condition and operating results.

•
Many of the Company’s customers in both automotive and non-automotive industries experienced varying degrees of shutdowns beginning in the last week of March 2020, with some of these customers tentatively expected to begin reopening as soon as May 4, 2020.  These temporary shutdowns have had and, for so long as they remain in place, are likely to continue to have, an adverse impact on demand for our products. A sustained decrease in demand would negatively impact our business, financial condition and operating results. In addition, the COVID-19 pandemic has had and may continue to have an adverse impact on the operations, financial results and finances of many of our customers, which has impacted and could continue to impact customer payment cycles and payments due from customers.

•
The broader economic impact of the COVID-19 may result in unfavorable operating earnings and cash flow generation in the months to follow. Current global economic conditions are highly volatile due to the COVID-19 pandemic, resulting in economic slowdowns that [have caused and] [may]/[are likely to] [continue to] cause contractions in some or all of the markets we serve, which [has led to]/[may lead to]/[is likely to lead to] decreased demand for the Company’s products, which in turn is expected to negatively impact the Company’s financial condition and operating results. Other macroeconomic factors also remain dynamic, and any causes of market size contraction, including economic uncertainty related to the United Kingdom's exit from the European Union, and overall economic slowdowns, could reduce the Company’s sales or erode operating margin, in either case reducing earnings. In addition, volatile global economic conditions may cause foreign exchange rate fluctuations, which could result in increases or decreases in earnings and may adversely affect the value of the Company’s assets outside the United States. Increased pricing in response to fluctuations in foreign currency exchange rates may offset portions of the currency impacts but could also have a negative impact on demand for the Company’s products, which would affect sales and profits. Exchange rate fluctuations could also increase pricing pressure and impair the ability of the Company’s products to compete with products imported from regions with favorable exchange rates.

•
Shutdowns or other restrictions imposed to slow the spread of COVID-19 have impacted and may continue to impact the prices and availability of certain of the raw materials used in the production of the Company’s products, which could impair the Company’s ability to procure the required raw materials for its operations or increase the cost of manufacturing its products. If the price of raw materials increases, the Company may be unable to pass these increases on to its customers and could experience reductions to its profit margins. Also, any decrease in the availability of raw materials could impair the Company’s ability to meet production requirements in a timely manner or at all.

•
The Company’s management has been focused on mitigating the impact of the COVID-19 pandemic on our employees and operations, which has required and will continue to require a substantial investment of time and resources. This has resulted and can be expected to continue to result in a diversion of management attention and resources away from strategic, initiatives, new business opportunities, potential acquisitions, and the overall profitability of our business, and the Company cannot predict how long this may continue.

•	The economic downturn could also result in the carrying value of goodwill or other intangible assets exceeding their fair value, which could require the Company to recognize asset impairment.
•
To the extent the Company draws under the revolving portion of the Credit Agreement, debt of the Company would increase. Such an increase in indebtedness could adversely affect the Company’s financial results or ability to incur additional debt and could negatively impact credit ratings. The continuing impact of the COVID-19 pandemic could also negatively impact the Company’s compliance with the financial covenants under the Credit Agreement or the interest rate of borrowings under the Credit Agreement. In addition, as a result of the risks described above, the Company may in the future be required to raise additional debt or equity financing, and the availability, terms and cost of such financing would depend on, among other things, global economic conditions, conditions in the global financing markets, trading prices of the Company’s common stock, the credit ratings of the Company, and the outlook for the industries in which the Company operates, all of which could be negatively impacted by the COVID-19 pandemic. There can be no assurance that such financing would be available on acceptable terms, in sufficient quantities, or at all.

The COVID-19 pandemic continues to evolve rapidly, and additional material impacts and disruptions are likely to occur. The factors described above, which may worsen, and other factors that the Company cannot predict, can be expected to have a material adverse impact on the business, operations, financial results and capital resources of the

Company.  The ultimate impact of the COVID-19 pandemic on the Company is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted, including the duration of the pandemic, additional or modified government actions, new information that may emerge concerning the severity and impact of the COVID-19 and the actions taken to contain COVID-19 or address its impact in the short and long term, among others. We do not yet know and cannot predict the full extent of potential impacts on the business, operations, financial results and capital resources of the Company.

In addition, any of the risks and uncertainties set forth in Part I, Item 1A of the 2019 Form 10-K can be expected to be further heightened by the COVID-19 pandemic and have a material adverse effect on the Company’s business, prospects, financial condition, results of operations and capital resources.

The Company may also disclose changes to risk factors or disclose additional risk factors from time to time in its future filings with the SEC.  Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition, or operating results.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

3.1) Restated Certificate of Incorporation of the Company, as amended (conformed copy).*

3.2) Amended and Restated By-Laws of the Company, as amended through April 27, 2016 (conformed copy).*

4) Description of Securities.*

31) Certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32) Certifications pursuant to Rule 13a-14(b) and 18 USC 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101) The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2020, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 28, 2020 and March 30, 2019 (2) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 28, 2020, and March 30, 2019; (ii) Condensed Consolidated Balance Sheet (Unaudited) as of March 28, 2020 and December 28, 2019; (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 28, 2020 and March 30, 2019; and (iv) Notes to the Condensed Consolidated Financial Statements (Unaudited)**.

* Filed herewith.
**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE EASTERN COMPANY
(Registrant)
DATE: May 6, 2020	/s/August M. Vlak
August M. Vlak President and Chief Executive Officer

DATE: May 6, 2020	/s/John L. Sullivan III
John L. Sullivan III Vice President and Chief Financial Officer