Form 10-Q
period 2020-06-27
EASTERN CO
filed 2020-08-05
CIK 31107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 27, 2020

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 27, 2020, 6,237,595 shares of the registrant’s common stock, no par value per share, were issued and outstanding.

The Eastern Company

Form 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 27, 2020

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June27,2020	June 29, 2019	June27,2020	June 29, 2019
Net sales	$48,833,409	$61,439,929	$114,159,025	$122,323,077
Cost of products sold	(38,076,590)	(46,430,039)	(88,308,972)	(93,504,144)
Gross margin	10,756,819	15,009,890	25,850,053	28,818,933

Product development expense	(756,171)	(2,174,803)	(1,531,615)	(4,414,579)
Selling and administrative expenses	(7,960,307)	(8,076,501)	(17,858,438)	(16,474,766)
Goodwill impairment loss	(4,002,548)	-	(4,002,548)	-
Restructuring costs	(280,000)	(1,799,293)	(280,000)	(2,635,987)
Operating profit (loss)	(2,242,207)	2,959,293	2,177,452	5,293,601

Interest expense	(606,553)	(261,618)	(1,434,217)	(554,158)
Other income	416,917	586,823	603,322	600,748
Income (loss) before income taxes	(2,431,843)	3,284,498	1,346,557	5,340,191

Income taxes	(543,061)	754,725	339,521	1,239,458
Net income (loss)	$(1,888,782)	$2,529,773	$1,007,036	$4,100,733

Earnings (loss) per Share:
Basic	$(.30)	$.41	$.16	$.66

Diluted	$(.30)	$.40	$.16	$.65

Cash dividends per share:	$.11	$.11	$.22	$.22

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June27,2020	June 29, 2019
Net income (loss)	(1,888,782)	2,529,773	$1,007,036	$4,100,733
Other comprehensive income/(loss):
Change in foreign currency translation	765,195	(221,530)	(526,404)	191,094
Change in marketable securities, net of tax benefit (cost) of:
2020 - $679 and $(2,063) respectively
2019 - $3,008 and $(463) respectively	2,083	9,219	(6,325)	(1,420)
Change in fair value of interest rate swap, net of tax benefit (cost) of:
2020 - $48,169 and $582,673 respectively
2019 - $45,197 and $69,817 respectively	(152,519)	(143,125)	(1,847,297)	(221,086)
Change in pension and postretirement benefit costs, net of taxes of:
2020 - $81,142 and $162,285 respectively
2019 - $70,938 and $141,876 respectively	260,295	222,681	520,591	445,362
Total other comprehensive income (loss)	875,054	(132,755)	(1,859,435)	413,950
Comprehensive income (loss)	(1,013,728)	2,397,018	$(852,399)	$4,514,683

 See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 27, 2020	December 28, 2019
	(unaudited)
Current Assets
Cash and cash equivalents	$19,986,055	$17,996,505
Marketable securities	25,916	34,305
Accounts receivable, less allowances: 2020 - $693,000;2019 - $556,000	33,580,263	37,941,900
Inventories	55,908,740	54,599,266
Current portion of note receivable	221,348	-
Prepaid expenses and other assets	3,668,863	4,343,507
Total Current Assets	113,391,185	114,915,483

Property, Plant and Equipment	87,020,830	88,336,243
Accumulated depreciation	(47,313,479)	(46,313,630)
	39,707,351	42,022,613

Goodwill	75,440,535	79,518,012
Trademarks	5,404,283	5,404,283
Patents and other intangibles net of accumulated amortization	25,012,787	26,460,110
Long term note receivable, less current portion	1,030,595	-
Right of Use Assets	11,384,763	12,342,475
	118,272,963	123,724,880
TOTAL ASSETS	$271,371,499	$280,662,976

 See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 27, 2020	December 28, 2019
	(unaudited)
Current Liabilities
Accounts payable	$18,942,706	$19,960,507
Accrued compensation	2,044,562	3,815,186
Other accrued expenses	4,849,785	2,967,961
Current portion of long-term debt	5,187,689	5,187,689
Total Current Liabilities	31,024,742	31,931,343

Deferred income taxes	4,374,343	5,270,465
Other long-term liabilities	2,465,260	2,465,261
Lease liability	11,384,763	12,342,475
Long-term debt, less current portion	90,954,799	93,577,544
Accrued postretirement benefits	1,000,476	1,007,146
Accrued pension cost	27,388,381	28,631,485

Shareholders’ Equity

Voting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Nonvoting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Common Stock, no par value, Authorized: 50,000,000 shares	31,100,484	30,651,815
Issued: 8,987,324 shares in 2020 and 8,975,434 shares in 2019
Outstanding: 6,237,595 shares in 2020 and 6,240,705 shares in 2019
Treasury Stock: 2,749,729 shares in 2020 and 2,734,729 shares in 2019	(20,537,962)	(20,169,098)
Retained earnings	119,310,219	120,189,111
Accumulated other comprehensive loss:
Foreign currency translation	(2,564,356)	(2,037,952)
Unrealized gain on marketable securities, net of tax	(6,796)	(471)
Unrealized gain (loss) on interest rate swap, net of tax	(1,679,808)	167,489
Unrecognized net pension and postretirement benefit costs, net of tax	(22,843,046)	(23,363,637)
Accumulated other comprehensive loss	(27,094,006)	(25,234,571)
Total Shareholders’ Equity	102,778,735	105,437,257
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$271,371,499	$280,662,976

 See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 27, 2020	June 29, 2019
Operating Activities
Net income	$1,007,036	$4,100,733
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,050,250	2,391,314
Unrecognized pension and postretirement benefits	(962,094)	448,214
Goodwill impairment loss	4,002,548	-
(Gain) loss on sale of equipment and other assets	(420,536)	2,208,740
Provision for doubtful accounts	156,286	43,420
Stock compensation expense	448,669	293,726
Changes in operating assets and liabilities:
Accounts receivable	3,408,873	(1,794,182)
Inventories	(2,330,448)	3,618,303
Prepaid expenses and other	616,300	(21,533)
Other assets	734,790	709,357
Accounts payable	(730,055)	(89,081)
Accrued compensation	(1,697,444)	(1,307,966)
Other accrued expenses	(927,178)	(1,893,440)
Net cash provided by operating activities	7,356,997	8,707,605

Investing Activities
Marketable securities	8,389	(23,136)
Business disposition	1,378,602	-
Proceeds from sale of equipment	445,212	-
Purchases of property, plant and equipment	(1,183,419)	(1,261,942)
Net cash provided by/used in investing activities	648,784	(1,285,078)

Financing Activities
Principal payments on long-term debt	(2,622,745)	(6,275,000)
Note Receivable	(1,251,943)	-
Purchase common stock for treasury	(368,864)	-
Dividends paid	(1,372,673)	(1,373,700)
Net cash used in financing activities	(5,616,225)	(7,648,700)

Effect of exchange rate changes on cash	(400,006)	(31,690)
Net change in cash and cash equivalents	1,989,550	(257,863)

Cash and cash equivalents at beginning of period	17,996,505	13,925,765
Cash and cash equivalents at end of period	$19,986,055	$13,667,902

Non-cash investing and financing activities
Right of use asset	(957,712)
Lease liability	957,712

See accompanying notes.

THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 27, 2020

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X Item 8-03 and do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. Refer to the consolidated financial statements of The Eastern Company (together with its consolidated subsidiaries, the “Company,” “we,” “us” or our”) and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2019, filed with the Securities and Exchange Commission on March 5, 2020 (the “2019 Form 10-K”), for additional information.

The accompanying condensed consolidated financial statements are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for interim periods have been reflected therein. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  All intercompany accounts and transactions are eliminated.

The condensed consolidated balance sheet as of December 28, 2019 has been derived from the audited consolidated balance sheet at that date.

The Company’s fiscal year is a 52-53-week fiscal year ending on the Saturday nearest to December 31. References to fiscal 2019 or the 2019 fiscal year mean the 52-week period ended on December 28, 2019 and references to fiscal 2020 or the 2020 fiscal year mean the 53-week period ending on January 2, 2021. In a 52-week fiscal year, each quarter is 13 weeks long.  In a 53-week fiscal year, each of the first two fiscal quarters and the fourth quarter are 13 weeks long, and the third fiscal quarter is 14 weeks long.  References to the second quarter of fiscal 2019, the second fiscal quarter of 2019 or the three months ended June 29, 2019 mean the period from March 31, 2019 to June 29, 2019. References to the second quarter of fiscal 2020, the second fiscal quarter of 2020 or the three months ended June 27, 2020 mean the 13-week period from March 29, 2020 to June 27, 2020. References to the six months ended June 29, 2019, the first six months of fiscal 2019 or the first half of fiscal 2019 mean the 26-week period from December 30, 2018 to June 29, 2019.  References to the six months ended June 27, 2020, the first six months of fiscal 2020 or the first half of fiscal 2020 mean the 26-week period from December 29, 2019 to June 27, 2020.

Certain amounts in the 2019 financial statements have been reclassified to conform with the 2020 presentation with no impact or change to previously reported net income or member’s equity.

We expect the effects of the COVID-19 pandemic to adversely impact our financial position, results of operations, and cash flows in fiscal 2020.  The unaudited Condensed Consolidated Financial Statements presented herein reflect our current estimates and assumptions that affect the reported amount of assets and liabilities and related disclosures as of the date of the financial statements and reported amounts of sales and expenses during the reporting periods presented.

Note B - Earnings (Loss) Per Share

The denominators used to calculate earnings (loss) per share are as follows:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Basic:
Weighted average shares outstanding	6,246,410	6,233,773	6,234,665	6,232,744

Diluted:
Weighted average shares outstanding	6,246,410	6,233,773	6,234,665	6,232,744
Dilutive stock appreciation rights	-	29,258	-	29,258
Denominator for diluted earnings per share	6,246,410	6,263,031	6,234,665	6,262,002

Note C - Inventories

Inventories consist of the following components:

	June 27, 2020	December 28, 2019

Raw material and component parts	$17,638,594	$17,225,469
Work in process	11,273,696	11,009,648
Finished goods	26,996,450	26,364,149
Total inventories	$55,908,740	$54,599,266

Note D - Goodwill

The Company maintains 12 reporting units, seven of which comprise the goodwill balance. These seven units have an aggregate carrying amount of goodwill of approximately $75.4 million as of June 27, 2020.

The Company tests its reporting units for impairment annually in December, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  Such events and circumstances could include, among other things, increased competition or unexpected loss of market share, significant adverse changes in the markets in which the Company operates, or unexpected business disruptions.  The Company tests reporting units for impairment by comparing the estimated fair value of each reporting unit with its carrying amount.  If the carrying amount of a reporting unit exceeds its estimated fair value, the Company records an impairment loss based on the difference between fair value and carrying amount not to exceed the associated carrying amount of goodwill.  Determining the fair value of a reporting unit involves the use of significant estimates and assumptions.  The values assigned to the key assumptions represent management’s assessment of future trends in the relevant industry and have been based on historical data from both external and internal sources.

In the second quarter of 2020, the management determined that it was more likely than not that the estimated fair value of Greenwald Industries was below its carrying amount.  The factors that led to this determination included additional competition, industry movement away from legacy products and intense competition in new mobile payment apps.  This fundamental shift in lower cost mobile payment systems away from the higher cost electronic smart card payment systems resulted in our belief that the carrying value of Greenwald exceeded its fair value. As a result, an independent valuation was conducted which estimated that the carrying value exceeded the fair value by approximately $4.0 million. Management has recognized this impairment charge in the current quarter.

In the second quarter of 2020, management performed additional assessments to determine if there were any events, circumstances or indicators of impairment among the Company’s other reporting units as a result of the operating conditions resulting from the COVID-19 pandemic.  Management concluded that the Company has not experienced any specific indicators of impairment for goodwill among its other reporting units that would require additional impairment tests.

Note E - Leases

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

The Company has operating leases for buildings, warehouse and office equipment.  The Company determines whether an arrangement is, or contains, a lease at contract inception. An arrangement contains a lease if the Company has the right to direct the use of and obtain substantially all of the economic benefits of an identified asset. ROU assets and lease liabilities are recognized at lease commencement based on the present value of lease payments over the lease term.  Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.  Most leases include one or more options to renew.  The exercise of lease renewal options is at our sole discretion.  The Company’s option to extend certain leases ranges from 12 - 134 months.  All options to extend, when it is reasonably certain the option will be exercised, have been included in the calculation of the ROU asset and lease liability.

Currently, the Company has 41 operating leases and one finance lease with an ROU asset and lease liability of $11,384,763 as of June 27, 2020.  The finance lease arrangement is immaterial.  The basis, terms and conditions of the leases are determined by the individual agreements.  The leases do not contain residual value guarantees, restrictions, or covenants that could that could cause the Company to incur additional financial obligations.  We rent or sublease a part of one real estate property to a third party.  There are no related party transactions.  There are no leases that have not yet commenced that could create significant rights and obligations for the Company.

Total lease expense for each of the next five fiscal years is estimated to be as follows: 2020 - $1,471,506; 2021 - $2,657,481; 2022 - $2,013,912; 2023 - $1,674,987; 2024 - $1,195,425.  The weighted average years is 6 remaining lease term. The interest rate used was 5.0%.

Note F - Debt

On August 30, 2019, the Company entered into a credit agreement with Santander Bank, N.A., for itself, People’s United Bank, National Association and TD Bank, N.A. as lenders (the “Credit Agreement”), that included a $100 million term portion and a $20 million revolving commitment portion. Proceeds of the term loan were used to repay the Company’s remaining outstanding term loan (and to terminate its existing credit facility) with People’s United Bank, N.A. (approximately $19 million) and to acquire certain subsidiaries of Big 3 Holdings, LLC (collectively “Big 3 Precision”). The term portion of the loan requires quarterly principal payments of $1,250,000 for an 18-month period beginning December 31, 2019. The repayment amount then increases to $1,875,000 per quarter beginning September 30, 2021 and continues through June 30, 2023. The repayment amount then increases to $2,500,000 per quarter beginning September 30, 2023 and continues through June 30, 2024. The term loan is a 5-year loan with the remaining balance due on August 30, 2024. The revolving commitment portion has an annual commitment fee of 0.25% based on the unused portion of the revolver. The revolving commitment portion has a maturity date of August 30, 2024.  As of June 27, 2020, the Company has not borrowed any funds on the revolving commitment portion of the facility.  The term loan bears interest at a variable rate based on the LIBOR rate plus an applicable margin of 1.25% to 2.25%, depending on the Company’s senior net leverage ratio. Borrowings under the revolving portion bear interest at a variable rate based on, at the Company’s election, a base rate plus an applicable margin of 0.25% to 1.25% or the LIBOR rate plus an applicable margin of 1.25% to 2.25%, with such margins determined based on the Company’s senior net leverage ratio.  The Company’s obligations under the Credit Agreement are secured by a lien on certain of Company’s and its subsidiaries’ assets pursuant to a Pledge and Security Agreement, dated August 30, 2019 with Santander Bank, N.A., as administrative agent.

The Company’s loan covenants under the Credit Agreement require the Company to maintain a senior net leverage ratio not to exceed 4.25 to 1. In addition, the Company is required to maintain a fixed charge coverage ratio to be not less than 1.25 to 1.  The Company was in compliance with all of its covenants under the Credit Agreement at June 27, 2020 and through the date of filing this Form 10-Q.

On August 30, 2019, the Company entered into an interest rate swap contract with Santander Bank, N.A., with an original notational amount of $50,000,000, which was equal to 50% of the outstanding balance of the term loan on that date.  The Company has a fixed interest rate of 1.44% on the swap contract and will pay the difference between the fixed rate and LIBOR when LIBOR is below 1.44% and will receive interest when the LIBOR rate exceeds 1.44%.  On June 27, 2020, the interest rate for half ($48.8 million) of the term portion was 1.67%, using a one month LIBOR rate, and 2.94% on the remaining balance ($48.8 million) of the term loan based on a one month LIBOR rate.

The interest rates under the Credit Agreement and the interest rate swap contract are susceptible to changes to the method of determining LIBOR rates and to the potential phasing out of LIBOR after 2021.  Information regarding the potential phasing out of LIBOR is provided below.

On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. In the United States, the Federal Reserve Board and the Federal Reserve Bank of New York, in conjunction with the Alternative Reference Rates Committee, identified the Secured Overnight Financing Rate (“SOFR”) as its preferred benchmark alternative to U.S. dollar LIBOR.  SOFR represents a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is calculated based on directly observable U.S. Treasury-backed repurchase transactions.  In March 2020, in response to this transition, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financing Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued by reference rate reform, and addresses operational issues likely to arise in modifying contracts to replace discontinued reference rates with new rates.  ASU 2020-04 is effective as of March 12, 2020 through December 31, 2022.  The Company is evaluating the potential impact of the replacement of LIBOR, which ultimately may or may not be SOFR, from both a risk management and financial reporting perspective, as well as the guidance under ASU 2020-04.  At this time, it is not possible to predict whether any such changes to LIBOR will occur, whether SOFR will attain market traction as a LIBOR replacement, whether LIBOR will be phased out or any such alternative reference rates, other than SOFR, or other reforms to LIBOR will be enacted in the United Kingdom, the United States or elsewhere or the effect that any such changes, phase-out, SOFR or other alternative reference rates, or other reforms, if they occur, would have on the amount of interest paid on the Company’s LIBOR-based borrowings.  Uncertainty as to the nature of such potential changes, phase-out, SOFR or other alternative reference rates, or other reforms may materially adversely affect interest rates paid by the Company on its borrowings.  Reform of, or the replacement or phasing out of, LIBOR and proposed regulation of LIBOR and other “benchmarks”, including SOFR, may materially adversely affect the amount of interest paid on the Company’s LIBOR-based borrowings and could have a material adverse effect on the Company’s business, financial condition and results of operations.

Note G - Stock Options and Awards

The Eastern Company 2010 Executive Stock Incentive Plan (the “2010 Plan”), for officers, other key employees, and non-employee Directors expired in February 2020.  On February 19, 2020, the board of directors of the Company adopted the Eastern Company 2020 Stock Incentive Plan (the “2020 Plan”). On April 29, 2020, at the Company’s 2020 Annual Meeting of Shareholders, the shareholders of the Company approved and adopted the 2020 Plan.  The 2020 Plan replaced the 2010 Plan.  The Company has no other existing plan pursuant to which equity awards may be granted.

Incentive stock options granted under the 2010 Plan and the 2020 Plan must have exercise prices that are not less than 100% of the fair market value of the Company’s common stock on the dates the stock options are granted.  Restricted stock awards may also be granted to participants under the 2010 Plan and the 2020 Plan with restrictions determined by the Compensation Committee of the Company’s Board of Directors.  Under the 2010 Plan and the 2020 Plan, non-qualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Company’s Board of Directors. During the first six months of fiscal 2020 and 2019, no stock options or restricted stock were granted that were subject to the meeting of performance measurements.  For the first half of fiscal 2019, the Company used several assumptions which included an expected term of 3.5 years, volatility deviation of 28.88% and a risk free rate of 2.48%.  For the first half of fiscal 2020, the Company used several assumptions which included an expected term of 4.0 years, volatility deviation of 38.62% and a risk free rate of 0.26%.

The 2010 Plan and the 2020 Plan also permit the issuance of Stock Appreciation Rights (“SARs”).  The SARs are in the form of an option with a cashless exercise price equal to the difference between the fair value of the Company’s common stock at the date of grant and the fair value as of the exercise date resulting in the issuance of the Company’s common stock.  During the first six months of fiscal 2020, the Company issued 44,000 SARs under the 2020 Plan, and during the first six months of fiscal 2019, 36,000 SARs were issued under the 2010 Plan.

Stock-based compensation expense in connection with SARs previously granted to employees was approximately $85,000 and $93,000 in the second quarter of 2020 and 2019 respectively and for was approximately $195,000 and $173,000 in the first six months of fiscal years 2020 and 2019 respectively.

As of June 27, 2020, there were no shares of Company common stock reserved and available for future grant under the 2010 Plan, as it expired and there were 751,864 shares of Company common stock reserved and available for future grant under the 2020 Plan.

The following tables set forth the outstanding SARs for the period specified:

	Six Months Ended June 27, 2020		Year Ended December 28, 2019
	Units	Weighted - Average Exercise Price	Units	Weighted - Average Exercise Price
Outstanding at beginning of period	276,000	$22.30	189,167	$21.46
Issued	44,000	19.44	96,000	23.65
Exercised	--	--	(1,667)	19.10
Forfeited	(6,999)	19.10	(7,500)	21.20
Outstanding at end of period	313,001	21.97	276,000	22.30

SARs Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of June 27, 2020	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable as of June 27, 2020	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$19.10-26.30	313,001	3.0	$21.97	50,001	1.7	19.10

The following tables set forth the outstanding stock grants for the period specified:

	Six Months Ended June 27, 2020		Year Ended December 28, 2019
	Shares	Weighted - Average Exercise Price	Shares	Weighted - Average Exercise Price
Outstanding at beginning of period	25,000	$-	25,000	$-
Issued	-	-	-	-
Forfeited	-	-	-	-
Outstanding at end of period	25,000	-	25,000	-

Stock Grants Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of June 27, 2020	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable as of June 27, 2020	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$0.00	25,000	1.8	-	-	-	-

As of June 27, 2020, outstanding SARs and grants had an intrinsic value of $445,000.

Note H - Share Repurchase Program

On May 3, 2018, the Company announced that its Board of Directors had authorized a new program to repurchase up to 200,000 shares of the Company’s common stock. The Company’s share repurchase program does not obligate it to acquire the Company’s common stock at any specific cost per share.  Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Company did not repurchase any shares under its share repurchase program during the second quarter of 2020.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Balance as of March 28, 2020	55,000	$26.04	55,000	145,000
March 29, 2020 - June 27, 2020	-	-	-	-
Balance as of June 27, 2020	55,000	$26.04	55,000	145,000

Note I - Revenue Recognition

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

Refer to Note L for revenues reported by segment.  Refer to Note D for a discussion of goodwill impairment.  The Company has no future performance obligations and does not capitalize costs to obtain or fulfill contracts.

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

On March 27, 2020, President Trump signed into law the $2 trillion bipartisan Coronavirus Aid, Relief, and Economic Security Act (H.R. 748) (“The CARES Act”). The CARES Act includes a variety of economic and tax relief measures intended to stimulate the economy, including loans for small businesses, payroll tax credits/deferrals, and corporate income tax relief. We are analyzing the following components of the CARES Act to determine their effect on our income tax provision:

•

Net operating losses arising in 2018, 2019, and 2020 taxable years may be carried back to each of the preceding five years, which may result in refunds of prior period corporate income tax. The Company had taxable income in 2018 and 2019, thus we would only benefit from this item of CARES Act relief to the extent we incur a tax net operating loss in 2020 that can be carried back. As of June 27, 2020, a tax net operating loss is not expected for taxable year 2020. In addition, this item of CARES Act relief increased the positive evidence supporting utilization of our gross deferred tax assets due to available income in carryback years; this did not change our overall assessment as we do not have a valuation allowance recorded against our deferred tax assets.

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

The total amount of unrecognized tax benefits could increase or decrease within the next 12 months for a number of reasons, including the closure of federal, state and foreign tax years by expiration of the statute of limitations and the recognition and measurement considerations under FASB ASC Topic 740, “Income Taxes.”  There have been no significant changes to the amount of unrecognized tax benefits during the three months ended June 27, 2020.  The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will not increase or decrease significantly over the next twelve months.

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

Significant disclosures relating to these benefit plans for the first half of fiscal years 2020 and 2019 are as follows:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Service cost	$266,434	$263,854	$532,870	$527,706
Interest cost	714,142	879,080	1,428,285	1,758,160
Expected return on plan assets	(1,365,262)	(1,190,331)	(2,730,523)	(2,380,661)
Amortization of prior service cost	24,845	24,845	49,690	49,690
Amortization of the net loss	325,034	290,550	650,068	581,099
Net periodic benefit cost (benefit)	$(34,807)	$267,998	$(69,610)	$535,994

	Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Service cost	$10,855	$8,216	$21,710	$16,432
Interest cost	11,667	20,346	23,334	40,692
Expected return on plan assets	(5,589)	(14,482)	(11,178)	(28,963)
Amortization of prior service cost	(2,063)	(1,268)	(4,126)	(2,536)
Amortization of the net loss	(6,377)	(20,507)	(12,754)	(41,014)
Net periodic benefit cost (benefit)	$8,493	$(7,695)	$16,986	$(15,389)

The Company’s funding policy with respect to its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations.  In fiscal year 2020, the Company expects to contribute $2,690,000 into its pension plans and $50,000 into its postretirement plan. As of June 27, 2020, the Company has made contributions of approximately $400,000 into its pension plans, has contributed $15,000 to its postretirement plan and will make the remaining contributions as required during the remainder of fiscal the year.

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

The Company made contributions to the plan as follows:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Regular matching contribution	$168,529	$136,796	$373,521	$293,063
Transitional credit contribution	64,223	74,852	146,349	178,376
Non-discretionary contribution	12,390	18,088	580,048	605,129
Total contributions for the period	$245,142	$229,736	$1,099,918	$1,076,568

The non-discretionary contribution of $550,286 made in the six months ended June 27, 2020 was accrued for and expensed in the prior fiscal year.

Note L - Segment Information

Financial information by segment is as follows:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Revenues:
Sales to unaffiliated customers:
Industrial Hardware	$33,871,790	$37,490,953	$81,108,395	$75,894,296
Security Products	11,114,117	16,502,698	23,498,601	31,185,702
Metal Products	3,847,502	7,446,278	9,552,029	15,243,079
	$48,833,409	$61,439,929	$114,159,025	$122,323,077

Income (loss) before income taxes:
Industrial Hardware	$1,927,737	$747,415	$5,818,191	$2,015,552
Security Products	(3,237,527)	1,902,547	(2,293,298)	2,875,435
Metal Products	(932,418)	309,331	(1,347,441)	402,614
Operating Profit (loss)	(2,242,207)	2,959,293	2,177,452	5,293,601
Interest expense	(606,553)	(261,618)	(1,434,217)	(554,158)
Other income	416,917	586,823	603,322	600,748
	$(2,431,843)	$3,284,498	$1,346,557	$5,340,191

Note M - Recent Accounting Pronouncements

Upcoming

In December 2019, FASB issued ASU 2019-12, Simplifying the Accounting for Income Tax.  The changes implemented in ASU 2019-12 include removing exceptions to incremental intraperiod tax allocation of losses and gains from different financial statement components, exceptions to the method of recognizing income taxes on interim period losses and exceptions to deferred tax liability recognition related to foreign subsidiary investments.  In addition, ASU 2019-12 requires that entities recognize franchise tax based on an incremental method, requires an entity to evaluate the accounting for step-ups in the tax basis of goodwill as inside or outside of a business combination, and removes the requirement to allocate the current and deferred tax provision among entities in standalone financial statement reporting. The ASU also now requires that an entity reflect enacted changes in tax laws in the annual effective rate, and other codification adjustments have been made to employee stock ownership plans. For public business entities, the amendments in ASU 2019-12 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of ASU 2019-12 is permitted, including adoption in any interim period for public business entities for periods for which financial statements have not yet been issued. The Company will adopt ASU 2019-12 as of January 1, 2021. The adoption of this guidance is not expected to have a material impact on the consolidated financial statements of the Company.

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

Interest Rate Risk

The Company’s exposure to the risk of changes in market interest rates relates primarily to the Company’s debt, which bears interest at variable rates based on the LIBOR rate plus a margin spread of 1.25% to 2.25%. The Company has an interest rate swap with a notional amount of $48,750,000 on June 27, 2020, to convert a portion the borrowing under the Credit Agreement from variable to fixed rates. The valuation of this swap is determined using the one month LIBOR rate index and mitigates the Company's exposure to interest rate risk.  Additionally, interest rates on the Company's debt are susceptible to changes to the method that LIBOR rates are determined and to the potential phasing out of LIBOR after 2021.  The potential phasing out of LIBOR is discussed in greater detail in Note F - Debt hereof and under the heading “The phase out of the London Interbank Offered Rate (LIBOR), or the replacement of LIBOR with a different reference rate, may adversely affect interest rates” in Part I, Item 1A of the 2019 Form 10-K.

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

Note O - Divestiture

In June 2020, the Company completed the divestiture of its subsidiary, Canadian Commercial Vehicles Corporation to 1252256 B.C. LTD. for $1.3 million in a promissory note.  Under the terms of the agreement, 1252256 B.C. LTD. acquired the stock of our manufacturing facility in Kelowna, British Columbia at book value.

Note P - Subsequent Events

Except as provided below, the Company evaluated its June 27, 2020 unaudited condensed consolidated financial statements for subsequent events through the date the financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

In July 2020, the Company signed an Asset Purchase Agreement to acquire the assets of and assume the liabilities of Hallink RSB Inc. for approximately $7.0 million in cash.  The closing is scheduled to take place in or around August 2020.  Hallink RSB Inc. is a manufacturer of PET blow mold tooling operating from its manufacturing facility in Ontario, Canada.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in the financial position and results of operations of The Eastern Company (together with its consolidated subsidiaries, the “Company,” “we,” “us” or “our”) for the quarter ended June 27, 2020. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 28, 2019 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s 2019 Form 10-K, which was filed with the SEC on March 5, 2020 (the “2019 Form 10-K”).

The Company’s fiscal year is a 52-53-week fiscal year ending on the Saturday nearest to December 31. References to fiscal 2019 or the 2019 fiscal year mean the 52-week period ended on December 28, 2019 and references to fiscal 2020 or the 2020 fiscal year mean the 53-week period ending on January 2, 2021. In a 52-week fiscal year, each quarter is 13 weeks long. In a 53-week fiscal year, each of the first two fiscal quarters and the fourth quarter are 13 weeks long, and the third fiscal quarter is 14 weeks long.  References to the second quarter of fiscal 2019, the second fiscal quarter of 2019 or the three months ended June 29, 2019 mean the 13-week period from March 31, 2019 to June 29, 2019. References to the second quarter of fiscal 2020, the second fiscal quarter of 2020 or the three months ended June 27, 2020 mean the 13-week period from March 29, 2020 to June 27, 2020.  References to the six months ended June 29, 2019, the first six months of fiscal 2019 or the first half of fiscal 2019 mean the 26-week period from December 30, 2018 to June 29, 2019.  References to the six months ended June 27, 2020, the first six months of fiscal 2020 or the first half of fiscal 2020 mean the 26-week period from December 29, 2019 to June 27, 2020.

Safe Harbor for Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms or variations of those terms or the negative of those terms. There are many factors that affect the Company’s business and the results of its operations and that may cause the actual results of operations in future periods to differ materially from those currently expected or anticipated. These factors include, but are not limited to: effects of the COVID-19 pandemic and the measures being taken to limit the spread and resurgence of COVID-19, including supply chain disruptions, delays in delivery of our products to our customers, impact on demand for our products, reductions in production levels, increased costs, including costs of raw materials, the impact on global economic conditions, the availability, terms and cost of financing, including borrowings under the Credit Agreement, and risks associated with employees working remotely or operating with reduced workforce; the scope and duration of the COVID-pandemic, including the extent of any resurgences and how quickly and to what extent normal economic activity can resume; the timing of the development and distribution of effective vaccine or treatment of COVID-19; risks associated with doing business overseas, including fluctuations in exchange rates and the inability to repatriate foreign cash, the impact on cost structure and on economic conditions as a result of actual and threatened increases in trade tariffs and the impact of political, economic and social instability; restrictions on operating flexibility imposed by the agreement governing our credit facility; the inability to achieve the savings expected from global sourcing of materials; the impact of higher raw material and component costs, particularly steel, plastics, scrap iron, zinc, copper and electronic components; lower-cost competition; our ability to design, introduce and sell new products and related components; market acceptance of our products;  the inability to attain expected benefits from acquisitions or the inability to effectively integrate such acquisitions and achieve expected synergies; domestic and international economic conditions, including the impact, length and degree of economic downturns on the customers and markets we serve and more specifically conditions in the automotive, construction, aerospace, energy, oil and gas, transportation, electronic, commercial laundry, mining and general industrial markets; costs and liabilities associated with environmental compliance; the impact of climate change or terrorist threats and the possible responses by the U.S. and foreign governments; failure to protect our intellectual property; cyberattacks; and materially adverse or unanticipated legal judgments, fines, penalties or settlements.  Although the Company believes it has an appropriate business strategy and the resources necessary for its operations, future revenue and margin trends cannot be reliably predicted and the Company may alter its business strategies to address changing conditions. Also, the Company makes estimates and assumptions that may materially affect reported amounts and disclosures. These relate to valuation allowances for accounts receivable and excess and obsolete inventories, accruals for pensions and other postretirement benefits (including forecasted future cost increases and returns on plan assets), provisions for depreciation (estimating useful lives), uncertain tax positions, and, on occasion, accruals for contingent losses. The Company undertakes no obligation to update, alter, or otherwise revise any forward-looking statements, whether written or oral, that may be made from time to time, whether as a result of new information, future events, or otherwise, except as required by law.

Overview

COVID-19 Update

As of June 2020, there have been significant impacts to the Company’s operations due to the COVID-19 pandemic and actions that have been taken to slow the spread and resurgence of COVID-19, and we expect those impacts to continue for some time.

Across the Company, we have implemented a broad range of policies and procedures to ensure that employees at all of our locations remain healthy. We listened to and learned a great deal from our colleagues in China, who began feeling the impact of COVID-19 in late 2019, and took early-on decisive action across our North American operations, accordingly.  Steps that we have taken to reduce COVID-19 risk to our employees include, among others: implementing social distancing measures, staggering staff and shifts, enabling work from home for as many employees as possible, and implementing an enhanced cleaning program across all sites.  We are advising our employees on the importance of wearing facemasks to reduce the spread COVID-19.  As government authorities implement restrictions on commercial operations, we continue to ensure compliance with these directives in order to maintain business continuity for our essential operations.  We continue to seek and implement additional methods to further reduce COVID-19 risk to our employees.

The Company has operations in Shanghai and Dongguan China that have been impacted by COVID-19. The virus led to a chain of events that interfered with our ability, and the ability of certain suppliers of ours, to conduct business.  We source approximately 15% of our products and components from China.  As a result of government mandated shutdowns at our facilities, and those of certain suppliers, in China, many of the products that we have ordered have been delayed by approximately four to six weeks, which has resulted in delays in our product shipments to our customers through May 2020.  By mid-March 2020, COVID-19 had begun to spread across the United States, which precipitated the closure by government authorities of non-essential businesses.  The majority of our businesses are deemed essential and have accordingly remained open, but at reduced levels.  Many of our customers operating in both automotive/transportation and non-automotive/transportation markets experienced varying degrees of shutdowns beginning in the last week of March, and, on a case-by-case basis, began to reopen at various dates beginning in May 4, 2020.  We estimate the adverse financial impact of COVID-19 on our second quarter operating sales and profit to be an approximate $16.1 million and $3.2 million reduction net of tax, respectively.  The broader economic fallout caused by COVID-19 may result in unfavorable operating earnings and cash flow generation in the months to follow.

Although we sustained delays and disruptions in our supply chain and operations in China, in the first quarter of 2020, the majority of our facilities returned to normal operation but at reduced levels during the second fiscal quarter of 2020.  We do not anticipate further disruption in our operations unless resurgences of COVID-19 were to appear, which could cause further disruptions in our business and could adversely affect our financial condition, results of operations and cash flow.  In addition, the broader economic fallout caused by COVID-19 may result in unfavorable operating earnings and cash flow generation in the months to follow, as a result of decreased consumer demand for our and our customers’ products. The future extent of the COVID-19’s effect on our operational and financial performance will depend in large part on developments, that cannot be predicted with confidence at this time. Future developments include the ultimate duration, scope and severity of the pandemic and any resurgences, actions that may continue to be taken to contain or mitigate the impact of the pandemic, such as the extent of restrictions on gatherings and travel, the impact on governmental programs and budgets, the development of treatments or vaccines, and the resumption of widespread economic activity. Although the inherent uncertainty of the unprecedented and rapidly evolving crisis makes it difficult to predict with any confidence the likely impact of COVID-19 on our future operations, COVID-19 could have a material adverse impact on our consolidated business, results of operations and financial condition. For a discussion of certain COVID-19-related risks, see Item 1A, Risk Factors, of Part II of this Form 10-Q.

General Overview

The Company has accelerated the optimization of its portfolio of businesses in the second quarter of fiscal 2020.  In June 2020, the Company completed the divestiture of its subsidiary, Canadian Commercial Vehicles Corporation, to 1252256 B.C. LTD. for $1.3 million, payable pursuant to a promissory note from the buyer.  Under the terms of the agreement with the buyer, 1252256 B.C. LTD. acquired the stock of Canadian Commercial Vehicles Corporation, which owns our manufacturing facility in Kelowna, British Columbia at book value.

For the second fiscal quarter of 2020, the results of operations reflect a goodwill impairment of $4.0 million.  This impairment loss affects the comparability of financial results.  See Note D, Goodwill, in Item 1, Financial Statements, of Part I of this Form 10-Q for additional information on the impairment loss.

Net sales in the second fiscal quarter of 2020 decreased 21% to $48.8 million from $61.4 million, and nets sales in the first six months of fiscal 2020 decreased 7% to $114.2 million from $122.3 million, compared to corresponding periods in fiscal 2019.  The sales decline is primarily due to the decision by many of our industrial and consumer goods customers to close operations and a precipitous decline in demand for mining related products resulting from the COVID-19 pandemic.

Sales decreased in the Industrial Hardware segment by 10% to $33.9 million in the second fiscal quarter of 2020 from $37.5 million in the second fiscal quarter of 2019 and increased by 7% to $81.1 million for the first six months of fiscal year 2020 from $75.9 million in the corresponding period of fiscal 2019.  Excluding Big 3 Precision, sales decreased 42% in the Industrial Hardware segment in the second in the second quarter and decreased 26% in the first six months of fiscal 2020 compared to the comparable periods of fiscal 2019.  Lower sales were primarily attributable to temporary customer closures in April and May of 2020.  Many of our industrial transportation and consumer discretionary product manufactures closed their facilities for one or more weeks during the quarter.  Increased sales to our distributors and aftermarket customers, as well as stronger sales to military end markets, were insufficient to offset the impact of customer closures.

Sales in the Security Products segment were also impacted by COVID-19 for both the second quarter and first six months of fiscal 2020.   Sales decreased 33% in the second quarter and decreased 25% in the first six months of 2020 compared to the corresponding period of fiscal 2019.  Lower sales were attributable to temporary customer closures as well as lower demand across the majority of the markets we serve including distribution, industrial, vehicular accessories and commercial laundry. Impacting sales for the first six months of fiscal 2020 were the loss of supply contracts for mechatronic padlock systems and recreational vehicles door latches, that generated sales in the first six months of fiscal 2019 that did not recur in the first six months of fiscal 2020.

Sales in the Metal Products segment decreased 48% in the second quarter and declined 37% for the first six months of fiscal 2020 compared to sales in the corresponding periods of 2019.  Mining products decreased 56%, and sales of industrial casting products decreased 36% in the second fiscal quarter of 2020 while mining products declined 39% and industrial castings declined 35% for the first six months of fiscal 2020 compared to the corresponding period of 2019.  Mining sales in the second quarter and first six months were impacted by a combination of growing renewable energy capacity and extremely low natural gas prices, which led utilities to cut back on coal usage in addition to COVID-19 which forced many mine closures resulting in further loss of sales.  Sales of industrial castings in the second quarter and the first six months were negatively impacted by the loss of a customer that had temporarily sourced products from us in 2019 due to a fire at its facility in 2018, that temporarily shut down production of products that would otherwise have been sourced internally.

Net sales of existing products decreased 24% in the second quarter and decreased 10% in the first six months of 2020 compared to the corresponding period of fiscal 2019.  Price increases and new products affected a 3% increase in net sales in the second quarter and 2% in the first six months of fiscal 2020.  New products included numerous mirror assemblies, compression latches, a handle and finger pull assembly, mount plate latch, canopy lock assembly, handle assembly and crossbar lock assembly and hospital bed frames for use in the field hospitals established due to COVID-19.

Cost of products sold decreased $8.4 million, or 18%, in the second fiscal quarter of 2020, and decreased $5.2 million or 6% in the first six months of fiscal 2020 compared to the corresponding period of fiscal 2019.  The primary reason for the decrease is due to the reduction in sales. Material costs decreased $10.5 million in the second fiscal quarter and decreased $10.9 million in the first six months of fiscal 2020 compared to the corresponding periods in fiscal 2019 on lower sales volume and lower material costs incurred in the production of a new Class 8 truck mirror.  We have successfully transitioned all components to more favorable pricing from new suppliers.  In addition, raw material costs have decreased year-over-year, hot-rolled steel decreased 7%, cold-rolled steel decreased 6%, aluminum decreased 12%, copper decreased 4%, zinc decreased 25% while scrap iron increased 5%.  Also favorably impacting the second fiscal quarter and first half of fiscal 2020 were lower freight costs of $0.8 million in the second quarter of fiscal 2020, a 48% reduction over the second fiscal quarter of 2019 and lower freight costs of $1.4 million in the first six months of fiscal 2020, a 40% reduction over the first six months of fiscal 2019, due to the elimination of certain supplier quality issues and expedited shipping costs.  Lower production levels resulted in the under-absorption of operating costs in the amount of $0.4 million during the second quarter and $0.3 million in the first six months of fiscal 2020 compared to the corresponding periods in fiscal 2019.

Finally, the Company paid tariff costs on China-sourced products of approximately $0.6 million in the second quarter of fiscal 2020 compared to $0.3 million incurred in the second quarter of fiscal 2019, and $1.8 million for the first six months of fiscal 2020 compared to $0.5 million in the first six months of fiscal 2019, all of which have been recovered through price increases.

Gross margin as a percent of sales was 22% in the second quarter and 23% in the first six months of fiscal 2020 compared to 24% in the second quarter and first six months of fiscal 2019.

Product development expense decreased $1.4 million, or 65%, in the second quarter and decreased $2.9 million or 65% in the first six months of 2020 compared to the corresponding periods of 2019.  The reduction in this expense relates to the closure of the Velvac Road-iQ development operation in Bellingham, Washington, which took place in the second quarter of fiscal 2019, a strategic decision that we made to adopt a leaner approach to the development of new vision products.

Selling and administrative expense decreased $0.1 million, or 1%, in the second quarter and increased $1.4 million or 8% in the first six months of fiscal 2020 compared to the corresponding periods of fiscal 2019, primarily as a result of the inclusion of Big 3 Precision in the 2020 period. The most significant factor contributing to the overall increase was payroll and payroll related expenses of $0.8 million and amortization expense related to the acquisition of $1.2 million in the first six months of fiscal 2020.

Excluding Big 3 Precision, selling and administrative expenses decreased 22% in the second quarter and decreased 12% for the first six months of the 2020 compared to the corresponding periods of 2019.

Restructuring costs of $0.3 million incurred in the second quarter of fiscal 2020 related to the divestiture of Canadian Commercial Vehicles Corporation in the second quarter of fiscal 2020, compared to restructuring costs of $1.8 million during the second quarter of fiscal 2019, which were related to the discontinuance of our Road iQ development operations based in Bellingham, Washington and the relocation costs of our Composite Panels Technologies division in Salisbury, North Carolina to the Canadian Commercial Vehicle division located in Kelowna, British Columbia.

Goodwill impairment loss of $4.0 million was incurred in the second quarter of 2020.  The Company determined that it was more likely than not that the estimated fair value of one of its 12 reporting units (Greenwald Industries) was below its carrying amount.  The factors that led to this determination included additional competition, industry movement away from legacy products and intense competition in new mobile payment apps.  This fundamental shift in lower cost payment systems away from the higher cost electronic smart card payment systems resulted in the carrying value of Greenwald exceeded its fair value. As a result, an independent valuation was conducted which estimated that the carrying value exceeded the fair value by approximately $4.0 million. Management has recognized this non-cash impairment charge in the second fiscal quarter of 2020.

Interest expense increased $0.3 million in the second quarter and $0.9 million for the first six months of 2020 compared to the comparable periods of fiscal 2019 as a result of increased debt related to our acquisition of Big 3 Precision in August 2019.

Other income decreased $0.2 million in the second quarter and remained the same in the first six months of fiscal 2020 compared to the corresponding periods of fiscal 2019 due to a favorable return on our pension plan assets and a onetime sale-leaseback transaction gain in the first quarter of fiscal 2020.

Net income / loss for the second quarter of fiscal 2020 was as follows, the Company incurred a net loss of $1.9 million, or $0.30 per diluted share compared to income of $2.5 million, or $0.40 per diluted share, for the comparable period in fiscal 2019.  In the first six months of fiscal 2020 net income was $1.0 million, or $0.16 per diluted share, compared to $4.1 million, or $0.65 per diluted share, for the comparable period in fiscal 2019.  During the second quarter of fiscal 2020, the Company had a significant non-recurring goodwill impairment loss of $4.0 million.

A more detailed analysis of the Company’s results of operations and financial condition follows:

Results of Operations

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of operations as a percentage of net sales, by segment for the period indicated:

	Three Months Ended June 27, 2020
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	77.0%	69.2%	112.2%	78.0%
Gross margin	23.0%	30.8%	-12.2%	22.0%

Product development expense	0.3%	5.9%	-	1.5%
Selling and administrative expense	16.2%	18.0%	12.0%	16.3%
Goodwill impairment loss	-	36.0%	-	8.2%
Restructuring costs	0.8%	-	-	0.6%
Operating profit (loss)	5.7%	-29.1%	-24.2%	-4.6%

	Three Months Ended June 29, 2019
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	76.3%	68.3%	88.0%	75.6%
Gross margin	23.7%	31.7%	12.0%	24.4%

Product development expense	4.2%	3.7%	-	3.5%
Selling and administrative expense	12.8%	16.5%	7.9%	13.1%
Restructuring costs	4.7%	-	-	2.9%
Operating profit	2.0%	11.5%	4.1%	4.9%

The following table shows the change in sales and operating profit by segment for the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019 (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$(3,619)	$(5,389)	$(3,599)	$(12,607)

Volume	-15.3%	-34.1%	-49.0%	-24.4%
Prices	1.5%	0.7%	0.5%	1.1%
New products	4.2%	0.7%	0.2%	2.8%
	-9.6%	-32.7%	-48.3%	-20.5%

Operating profit (loss)	$1,180	$(5,140)	$(1,242)	$(5,202)
	157.9%	-270.2%	-401.4%	-175.8%

The following table displays selected line items from the condensed consolidated statements of operations as a percentage of net sales, by segment, for the periods indicated:

	Six Months Ended June 27, 2020
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	76.7%	69.0%	103.5%	77.4%
Gross margin	23.3%	31.0%	-3.5%	22.6%

Product development expense	0.2%	5.7%	-	1.3%
Selling and administrative expense	15.6%	18.0%	10.6%	15.6%
Goodwill impairment loss	-	17.1%		3.5%
Restructuring costs	0.3%	-	-	0.3%
Operating profit (loss)	7.2%	-9.8%	-14.1%	1.9%

	Six Months Ended June 29, 2019
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	76.6%	69.6%	89.7%	76.4%
Gross margin	23.4%	30.4%	10.3%	23.6%

Product development expense	4.2%	4.0%	-	3.6%
Selling and administrative expense	13.1%	17.2%	7.7%	13.5%
Restructuring costs	3.5%			2.2%
Operating profit	2.6%	9.2%	2.6%	4.3%

The following table displays the change in net sales and operating profit by segment for the first six months of fiscal 2020 compared to the first six months of fiscal 2019 (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$5,214	$(7,687)	$(5,691)	$(8,164)

Volume	3.0%	-26.1%	-39.3%	-9.7%
Prices	1.3%	0.8%	0.6%	1.1%
New products	2.6%	0.6%	1.4%	1.9%
	6.9%	-24.7%	-37.3%	-6.7%

Operating profit (loss)	$3,803	$(5,169)	$(1,750)	$(3,116)
	188.7%	-179.8%	-434.7%	-58.9%

Industrial Hardware Segment

Net sales in the Industrial Hardware segment decreased 10% in the second quarter and increased 7% in the first six months of fiscal 2020 compared to the corresponding periods of fiscal 2019.  Excluding Big 3 Precision, sales would have decreased 42% in the second quarter from $34.5 million to $21.9 million and decreased 26% for the first six months of fiscal 2020 from $75.9 million to $55.9 million compared to the corresponding periods of fiscal 2019.  Increased sales into the military market were not sufficient to offset a sales reduction to the distribution, Class 8 truck, and aftermarket truck parts markets in the first six months of fiscal 2020.  Sales were affected in the second quarter when certain of our customers closed operations due to actions taken to help stop the spread of COVID-19.  Sales of new products contributed 4.2% in the second quarter and 2.6% in the first six months of fiscal 2020.  New products include numerous mirror assemblies, compression latches, a handle and finger pull assembly, a mount plate latch and hospital beds frames for use in field hospitals established due to COVID-19.

Cost of products sold decreased 9% in the second quarter and increased 7% in the first six months of fiscal 2020 compared to the corresponding periods of fiscal 2019.  Excluding Big 3 Precision, cost of products sold would have decreased by 38% in the second quarter from $27.8 million to $17.1 million and decreased 26% in the first six months of fiscal 2020 from $58.1 million to $42.8 million compared to the corresponding periods of fiscal 2019.  Material costs decreased 29% or $5.5 million in the second quarter and 10% or $4.0 million in the first six months of fiscal 2020 due to lower sales volume and lower material costs incurred in producing a new Class 8 truck mirror that was awarded in 2018.  Many of the components sourced during the first six months of fiscal 2019 were at higher than normal material cost.  As of the second quarter of fiscal 2020, all components have been sourced to more favorable suppliers and costs have normalized.  Also impacting the second quarter were more favorable freight costs, which were down 49% or $0.9 million in the second quarter and down 40% or $1.4 million in the first six months of fiscal 2020 compared to the corresponding periods of fiscal 2019 due to non-recurring expedited shipping costs.

Finally, we experienced tariff costs on China-sourced products of approximately $0.3 million in the second quarter of fiscal 2020 compared to $0.3 million in the second quarter of fiscal 2019 and for the first six months of fiscal 2020 we experienced $1.1 million in tariff costs compared to $0.4 million in the first six months of fiscal 2019 all of which have been recovered through price increases.

Restructuring costs decreased in the second quarter of fiscal 2020 to $0.3 million related to severance pay in the sale of Canadian Commercial Vehicles Corporation in the second quarter of fiscal 2020 compared to restructuring costs of $1.8 million during the second quarter of fiscal 2019, and for the first six months restructuring costs were $0.3 million and $2.6 million for fiscal 2020 and fiscal 2019, respectively. The costs incurred in fiscal 2019 were related to the discontinuance of our Road iQ development operations based in Bellingham, Washington and the relocation cost of our Composite Panels Technologies division in Salisbury, North Carolina to the Canadian Commercial Vehicle division located in Kelowna, British Columbia.

Gross margin as a percentage of net sales in the second quarter and first six months of fiscal 2020 was comparable to the corresponding periods of fiscal 2019 of 23%.

Product development expense decreased by $1.5 million in the second quarter and decreased by $3.0 million for the first six months of fiscal 2020 compared to the corresponding periods of fiscal 2019 due primarily to the closure of the Velvac Road-iQ development operation in Bellingham, Washington in the second quarter of fiscal 2019, as we adopted a leaner approach to the development of new vision products.

Selling and administrative expense increased 15% in the second quarter and increased 27% for the first six months of fiscal 2020 compared to the corresponding periods of fiscal 2019 due primarily to the inclusion of Big 3 Precision.  Excluding Big 3 Precision, selling and administrative expense decreased 24% in the second quarter of fiscal 2020 from $4.8 million to $3.8 million and decreased 15% for the first six months of the fiscal 2020 from $9.9 million to $8.8 million compared to the corresponding periods of fiscal 2019.  Excluding Big 3 Precision, payroll and payroll-related expense decreased by $0.6 million, or 24%, in the second quarter of fiscal 2020 and decreased $0.9 million, or 16%, in the first six months of fiscal 2020 compared to the corresponding periods of fiscal 2019.

Security Products Segment

Net sales in the Security Products segment decreased 33% in the second quarter and decreased 25% in the first six months of fiscal 2020 compared to the corresponding periods of fiscal 2019.  The sales decline was due to lower demand across the majority of the markets we serve including distribution, industrial, vehicular accessories and commercial laundry, as well as continued business closures in the second quarter of fiscal 2020 due to the COVID-19 pandemic.  Net sales of existing products decreased 34%, while price increases and sales of new products contributed 1% in the second quarter of fiscal 2020 period.  New product sales included a canopy lock assembly, a handle assembly and a crossbar lock assembly.

Cost of products sold decreased 32% in the second quarter of fiscal 2020 and decreased 25% in the first six months of fiscal 2020 compared to the corresponding periods of fiscal 2019, primarily as a result of lower sales volume and the mix of products sold.  Raw materials decreased 41% or $3.2 million in the second quarter and decreased 31% or $4.5 million in the first six months of fiscal 2020 compared to the corresponding periods of fiscal 2019.  Payroll and payroll related expenses decreased 17% or $0.4 million in the second quarter and decreased 16% or $0.8 million in the first six months of fiscal 2020 compared to the corresponding periods of fiscal 2019.

We experienced tariff costs on China-sourced products of approximately $0.3 million in the second quarter of fiscal 2020 compared to $0.1 million in the second quarter of fiscal 2019 and for the first six months of fiscal 2020 we experienced $0.7 million in tariff costs compared to $0.1 million in the first six months of fiscal 2019 all of which have been recovered through price increases.

Gross margin as a percentage of net sales was 31% in the second quarter and for the first six months of fiscal 2020 compared to 32% in the second quarter and 30% in the first six months of fiscal 2019.

Product development expense as a percentage of net sales was 6% in the second quarter and first six months of fiscal 2020 compared to 4% in the corresponding periods of fiscal 2019.  This increase reflects a continuation in the development of a Bluetooth locking system, a new cable lock system, continued development of GPay, a multi-pay reader and an electronic drop.

Selling and administrative expenses decreased 26% in the second quarter and decreased 21% in the first six months of fiscal 2020, compared to the corresponding periods of fiscal 2019.  The most significant driver of this reduction was decreased payroll and payroll related costs, which were offset by an increase in our bad debt reserve in the amount of $152,000 related to a customer that filed for Chapter 11 bankruptcy during the first quarter of fiscal 2020.

Goodwill impairment loss of $4.0 million was incurred in the second quarter of fiscal 2020.  The Company determined that it was more likely than not that the estimated fair value of one of its 12 reporting units (Greenwald Industries) was below its carrying amount.  The factors that led to this determination included additional competition, industry movement away from legacy products and intense competition in new mobile payment apps.  This fundamental shift in lower cost payment systems away from the higher cost electronic smart card payment systems resulted in our belief that the carrying value of Greenwald exceeded its fair value. As a result, an independent valuation was conducted.  The valuation estimated that the carrying value exceeded the fair value by approximately $4.0 million. Management has recognized this non-cash impairment charge in the second quarter of fiscal 2020.

Metal Products Segment

Net sales in the Metal Products segment decreased 48% in the second quarter and decreased 37% in the first six months of fiscal 2020 compared to the corresponding periods of fiscal 2019.  Sales of our mining products decreased by 56%, while sales of industrial casting products decreased by 36%, in the second quarter of fiscal 2020, and mining products declined 39% and industrial castings declined 35% for the first six months of fiscal 2020, compared to the corresponding periods of fiscal 2019.  Mining sales in the second quarter and the first six months of fiscal 2020 were impacted by a combination of growing renewable energy capacity and extremely low natural gas prices which led utilities to cut back on coal usage in addition to COVID-19, which forced many mine closures resulting in further loss of sale.  Sales of industrial castings in the second quarter and first six months of fiscal 2020 were negatively impacted by the loss of a customer who had temporarily sourced products from us during 2019 due to a fire at its facility in 2018 that temporarily shut down production of product that would otherwise have been sourced internally.

Cost of products sold decreased 34% in the second quarter and decreased 28% for the first six months of fiscal 2020 compared to the corresponding periods of fiscal 2019, as a result of lower sales volume.  Raw materials decreased 72% or $1.0 million in the second quarter and decreased 60% or $1.7 million in the first six months of fiscal 2020 compared to the corresponding periods of fiscal 2019.  Payroll and payroll related expenses decreased 35% or $0.9 million in the second quarter and decreased 27% or $1.4 million in the first six months of fiscal 2020 compared to the corresponding periods of fiscal 2019.

Gross margin as a percentage of net sales was a negative 12% in the second quarter and a negative 4% for the first six months of fiscal 2020 compared to 12% and 10% in the corresponding periods of fiscal 2019.  Due to the high fixed operating cost structure of operating a foundry and the severe reduction in sales productive capacity could not be consumed resulting in the negative gross margin.

Selling and administrative expenses decreased 21% in the second quarter and decreased 13% for the first six months of fiscal 2020 compared to the corresponding periods of fiscal 2019.  The most significant driver of this reduction was payroll and payroll-related costs which decreased 33% or $$0.1 million in the second quarter and decreased 25% or $0.2 million in the first six months of fiscal 2020 compared to the corresponding periods of fiscal 2019.

Liquidity and Sources of Capital

The Company generated approximately $7.4 million of cash from operations during the first six months of fiscal 2020 compared to approximately $8.7 million during the first six months of fiscal 2019.  The cash flows in the first six months of the fiscal 2020 were comparable to the first six months of the fiscal 2019 period.  Cash flow from operations coupled with cash at the beginning of the 2020 fiscal year was sufficient to fund capital expenditures, debt service, and dividend payments.

Additions to property, plant and equipment were approximately $1.2 million for the first six months of fiscal 2020 and $1.3 million for the first six months of fiscal 2019.  As of June 27, 2020, there were approximately $0.2 million of outstanding commitments for capital expenditures.

The following table shows key financial ratios at the end of each specified period:

	Second Quarter 2020	Second Quarter 2019	Year End 2019
Current ratio	3.8	3.5	3.6
Average days’ sales in accounts receivable	55	49	51
Inventory turnover	3.2	3.8	4.2
Total debt to shareholders’ equity	93.4%	22.3%	93.7%

The following table shows important liquidity measures as of the balance sheet date for each specified period (in millions):

	Second	Second	Year
	Quarter	Quarter	End
	2020	2019	2019
Cash and cash equivalents
- Held in the United States	$13.7	$4.9	$9.0
- Held by a foreign subsidiary	6.3	8.8	9.0
	20.0	13.7	18.0

Working capital	82.3	71.0	83.0
Net cash provided by operating activities	7.4	8.7	23.0
Change in working capital impact on net cash(used) in operating activities	(0.9)	(0.8)	(0.3)
Net cash provided (used) in investing activities	0.7	(1.3)	(85.8)
Net cash (used) in financing activities	(5.6)	(7.6)	(67.0)

Inventories of $55.9 million represent an increase of 2% as of June 27, 2020 as compared to $54.6 million at the end of fiscal year 2019.  Inventories increased 13% in the first six months of fiscal 2020, as compared to $49.3 at the end of the first six months of fiscal 2019.  This was primarily due to the acquisition of Big 3 Precision.  Accounts receivable, less allowances were $33.6 million as of June 27, 2020, as compared to $37.9 million at 2019 fiscal year end and $32.1 million at the end of the first six months of fiscal 2019.

Cash, cash flow from operating activities and funds available under the revolving credit portion of the Credit Agreement are expected to be sufficient to cover future foreseeable working capital requirements.  However, based on current macroeconomic conditions resulting from the uncertainty caused by COVID-19, the Company cannot provide any assurances of the availability of future financing or the terms on which it might be available. In addition, the interest rate on borrowings under the Credit Agreement varies based on our senior net leverage ratio, and the Credit Agreement requires us to maintain a senior net leverage ratio not to exceed 4.25 to 1 and a fixed charge coverage ratio to be not less than 1.25 to 1. A decrease in earnings due to responses to contain the spread of COVID-19 or the resulting harm to the financial condition of our customers or economic conditions generally, or an increase in indebtedness incurred to offset such a decrease in earnings, would have a negative impact on our senior net leverage ratio and our fixed charge coverage ratio, which in turn would increase the cost of borrowing under the Credit Agreement and could cause us to fail to comply with the covenants under our Credit Agreement.

Off-Balance Sheet Arrangements

As of the end of the fiscal quarter ended June 27, 2020, the Company does not have any transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons, as described by Item 303(a)(4) of Regulation S-K, that have or are reasonably likely to have a material current or future impact on the Company’s financial condition, results of operations, liquidity, capital expenditures, capital resources or significant components of revenues or expenses.

Non-GAAP Financial Measures

The non-GAAP financial measures we provide in this report should be viewed in addition to, and not as an alternative for, results prepared in accordance U.S. GAAP.

To supplement the consolidated financial statements prepared in accordance with U.S. GAAP, we have presented Adjusted EPS and Adjusted EBITDA, which are considered non-GAAP financial measures.  The non-GAAP financial measures presented may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures in the same way.  These measures are not substitutes for their comparable GAAP financial measures, such as net sales, net income (loss), diluted earnings (loss) per common share, or other measures prescribed by U.S. GAAP, and there are limitations to using non-GAAP financial measures.  We also present certain results “excluding Big 3 Precision” because we believe this allows for better comparability to the corresponding prior year period.

Adjusted EPS is defined as diluted earnings (loss) per share excluding, when they occur, the impacts of impairment losses and restructuring expenses.  We believe that Adjusted EPS provides important comparability of underlying operational results, allowing investors and management to access operating performance on a consistent basis.

Adjusted EBITDA is defined as net income (loss) from continuing operations before interest expense, provision for (benefit from) income taxes, and depreciation and amortization.  In addition to these adjustments, we exclude, when they occur, the impacts of impairment losses and restructuring expenses.  Adjusted EBITDA is a tool that can assist management and investors in comparing our performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our underlying operations.

Reconciliation of earnings (loss) per share from GAAP to Non-GAAP financial measure

For the Three and Six Months ended June 27, 2020

	Three Months Ended				Six Months Ended
	June 27, 2020		June 29, 2019		June 27, 2020		June 29, 2019

Net Income (Loss) as reported per generally accepted accounting principles (GAAP)	$(1,888,782)		$2,529,773		$1,007,036		$4,100,733

Earnings (Loss) Per Share as reported under generally accepted accounting principles (GAAP):
Basic	$(0.30)		$0.41		$0.16		$0.66
Diluted	$(0.30)		$0.40		$0.16		$0.65

Adjustments for one-time expenses
Goodwill impairment loss (A)	$(3,109,980)				$(2,993,906)

Restructuring costs	$(217,560	)(B)	$(1,381,857	)(C)	$(209,440	)(B)	$(2,024,438	)(C)(D)
	$(3,327,540)		$(1,381,857)		$(3,203,346)		$(2,024,438)

Adjusted Net Income (related to one-time expenses); (Non-GAAP)	$1,438,758		$3,911,630		$4,210,382		$6,125,171

Adjusted Earnings per share (related to one-time expenses); (Non-GAAP)
Basic	$0.23		$0.63		$0.68		$0.98
Diluted	$0.23		$0.62		$0.68		$0.98

A) Goodwill impairment
B) Cost incurred on disposition of Canadian Commercial Vehicles Corporation
C) Cost incurred on closure of Road IQ in Bellingham, Washington
D) Cost incurred on the relocation of Composite Panels Technology

Reconciliation of EBITDA from GAAP to Non-GAAP financial measure

For the Three and Six Months ended June 27, 2020 and June 29, 2019

	Three Months Ended				Six Months Ended
	June 27, 2020		June 29, 2019		June 27, 2020	June 29, 2019

Net Income(loss) as reported per generally accepted accounting principles (GAAP)	$(1,888,782)		$2,529,773		$1,007,036	$4,100,733

Interest expense	606,553		261,618		1,434,217	554,158

Provision for (benefit from) income taxes	(543,061)		754,725		339,521	1,239,458

Depreciation and amortization	1,994,468		952,515		4,050,250	2,391,314

Goodwill impairment loss	4,002,548	(A)			4,002,548

Restructuring costs	280,000	(B)	1,799,293	(C)	280,000	2,635,987	(C),(D)

Transaction costs	17,182				17,182

Adjusted EBITDA	$4,468,908		$6,297,924		$11,130,754	$10,921,650

A) Goodwill impairment

B) Cost incurred on disposition of Canadian Commercial Vehicles Corporation

C) Cost incurred on closure of Road IQ in Bellingham, Washington

D) Cost incurred on the relocation of Composite Panels Technology

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of the Company’s status as a smaller reporting company pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is not required to provide the information under this Item 3, of Form 10-Q pursuant to Item 305 of Regulation S-K.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of June 27, 2020, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 240.15d-15(e)) pursuant to Exchange Act Rule 13a-15.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO have concluded that these controls and procedures are effective at the “reasonable assurance” level as of June 27, 2020.

Changes in Internal Control Over Financial Reporting:

During the period covered by this Quarterly Report on Form 10-Q, there were no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company is a party to various legal proceedings from time to time related to its normal business operations.  As of the end of the quarter ended June 27, 2020, the Company does not have any material pending legal proceedings, other than as set forth below.

In 2016, the Company created a plan to remediate a landfill of spent foundry sand maintained at the Company’s metal casting facility in New York.  This plan was agreed to by the New York Department of Environmental Conservation (the “DEC”) on March 27, 2018.  Based on estimates provided by the Company’s environmental engineers, the anticipated cost to remediate and monitor the landfill was $430,000.  The Company accrued for and expensed the entire $430,000 in the first quarter of 2018 and fiscal 2017.  In the fall of 2018, detailed construction drawings were prepared by an outside consultant in conjunction with informal progress reviews by the New York State Department of Environmental Conservation (the “NYSDEC”).  Long-term groundwater monitoring commenced in April 2019.  Verbal approval for the closure plan was received from the NYSDEC in May 2019.  Written approval is anticipated in the third quarter of 2020.  Construction of the closure remedies, including improved drainage system, regrading, and installation of a low permeability cap, is anticipated in the spring of 2021.  In the third quarter of 2020, following the completion of construction work, a closure report and maintenance plan is expected to be prepared for the NYSDEC.  This closure report and maintenance plan will document the work done and request acknowledgment of satisfactory completion of the Order on Consent between Frazer and Jones, and the NYSDEC.

ITEM 1A - RISK FACTORS

The Company’s business is subject to a number of risks, some of which are beyond its control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the Company’s shareholders should carefully consider the risk factors discussed in Part I, Item 1A “Risk Factors” of the Company’s 2019 Form 10-K, as amended by Part II, Item 1A, “Risk Factors” of the Company’s Quarterly Report on Form 10-Q filed on May 6, 2020.  These risk factors could have a material adverse effect on the Company’s business, results of operations, financial condition and/or liquidity and could cause our operating results to vary significantly from period to period. In light of recent developments relating to the COVID-19 pandemic, the Company is supplementing the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in our 2019 Form 10-K, as amended by Part II, Item 1A, “Risk Factors” of the Company’s Quarterly Report on Form 10-Q filed on May 6, 2020, to include the following risk factor:

The Company’s business has been and is expected to continue to be negatively impacted by the ongoing coronavirus (COVID-19) pandemic.

As a result of the COVID-19 pandemic, the Company has experienced and can be expected to continue to experience disruptions to its business, its operations, the delivery of its products and customer demand for its products, including the following:

•

The Company has operations in Shanghai and Dongguan, China that have been adversely affected by the impact of COVID-19. The virus interfered with the ability of Company employees and suppliers to conduct business.We source approximately 15% of our products and components from China.As a result of government mandated shutdowns at the Company’s and its suppliers’ factories in China, many of the products ordered have been delayed by approximately 4 to 6 weeks, which has resulted and will continue to result in corresponding delays in delivery of the Company’s products to its customers. These delays have had and are likely to continue to have an adverse impact on our business, operations, fulfillment of production requirements and operating results.

•

On March 11, 2020, the World Health Organization declared the rapidly spreading COVID-19 outbreak to be a global pandemic, and shortly thereafter government authorities in the United States began closing non-essential business.The majority of the Company’s businesses are considered essential and have remained open but are operating at reduced levels.This reduction in operations has exacerbated delays in delivery of customer orders and, to the extent we continue to operate at reduced levels, is likely to cause further delays. Any sustained reduction in operations could impair the Company’s ability to meet production requirements in a timely manner or at all. These effects have had and are likely to continue to have an adverse impact on the Company’s business, financial condition and operating results.

31

•

Many of the Company’s customers in both automotive and non-automotive industries experienced varying degrees of shutdowns beginning in the last week of March 2020, with some of these customers tentatively expected to begin reopening as soon as May 4, 2020.These temporary shutdowns have had and, for so long as they remain in place, are likely to continue to have, an adverse impact on demand for our products. A sustained decrease in demand would negatively impact our business, financial condition and operating results. In addition, the COVID-19 pandemic has had and may continue to have an adverse impact on the operations, financial results and finances of many of our customers, which has impacted and could continue to impact customer payment cycles and payments due from customers.

•

The broader economic impact of the COVID-19 pandemic, including any resurgences, may result in unfavorable operating earnings and cash flow generation in the months to follow. Current global economic conditions are highly volatile due to the COVID-19 pandemic, resulting in economic slowdowns that have caused and are likely to continue to cause contractions in some or all of the markets we serve, which has led to and is likely continued to lead to decreased demand for the Company’s products, which in turn is expected to negatively impact the Company’s financial condition and operating results. Other macroeconomic factors also remain dynamic, and any causes of market size contraction, including economic uncertainty related to the United Kingdom's exit from the European Union, and overall economic slowdowns, could reduce the Company’s sales or erode operating margin, in either case reducing earnings. In addition, volatile global economic conditions may cause foreign exchange rate fluctuations, which could result in increases or decreases in earnings and may adversely affect the value of the Company’s assets outside the United States. Increased pricing in response to fluctuations in foreign currency exchange rates may offset portions of the currency impacts but could also have a negative impact on demand for the Company’s products, which would affect sales and profits. Exchange rate fluctuations could also increase pricing pressure and impair the ability of the Company’s products to compete with products imported from regions with favorable exchange rates.

•

Shutdowns or other restrictions imposed to slow the spread and resurgence of COVID-19 have impacted and may continue to impact the prices and availability of certain of the raw materials used in the production of the Company’s products, which could impair the Company’s ability to procure the required raw materials for its operations or increase the cost of manufacturing its products. If the price of raw materials increases, the Company may be unable to pass these increases on to its customers and could experience reductions to its profit margins. Also, any decrease in the availability of raw materials could impair the Company’s ability to meet production requirements in a timely manner or at all.

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

•

The economic downturn has resulted and could continue to result in the carrying value of goodwill or other intangible assets exceeding their fair value, which has required and could continue to require the Company to recognize asset impairment.

•

To the extent the Company draws under the revolving portion of the Credit Agreement, debt of the Company would increase. Such an increase in indebtedness could adversely affect the Company’s financial results or ability to incur additional debt and could negatively impact credit ratings. The continuing impact of the COVID-19 pandemic, including any resrgences, could also negatively impact the Company’s compliance with the financial covenants under the Credit Agreement or the interest rate of borrowings under the Credit Agreement. In addition, as a result of the risks described above, the Company may in the future be required to raise additional debt or equity financing, and the availability, terms and cost of such financing would depend on, among other things, global economic conditions, conditions in the global financing markets, trading prices of the Company’s common stock, the credit ratings of the Company, and the outlook for the industries in which the Company operates, all of which could be negatively impacted by the COVID-19 pandemic, including the extent of any resurgences. There can be no assurance that such financing would be available on acceptable terms, in sufficient quantities, or at all.

•

Pension plan funded status, the ratio of plan assets over plan liabilities, is largely influenced by current market conditions. To the extent asset returns and interest rates, which are used to discount future plan benefits, change from prior measurement periods, the plan’s funded ratio has the potential to change significantly.

The COVID-19 pandemic continues to evolve rapidly, and additional material impacts and disruptions are likely to occur. The factors described above, which may worsen, and other factors that the Company cannot predict, can be expected to have a material adverse impact on the business, operations, financial results and capital resources of the Company.  The ultimate impact of the COVID-19 pandemic on the Company is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted, including, but limited to: (i) the duration of the pandemic, including: (a) the extent of any resurgences particularly in those regions that were previously impacted, bur are now reopening, (b) new outbreaks in the regions previously unaffected and (c) how quickly and to what extent normal economic activity can resume; (ii) additional or modified government actions; (iii) the timing of the development and distribution of an effective vaccine or treatments for COVID-19; (iv) new information that may emerge concerning the severity and impact of the COVID-19 pandemic and (v) the actions taken to contain COVID-19 pandemic or address its impact in the short and long term, among others. We do not yet know and cannot predict the full extent of potential impacts on the business, operations, financial results and capital resources of the Company.

In addition, any of the risks and uncertainties set forth in Part I, Item 1A of the 2019 Form 10-K, as amended by Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q filed on May 6, 2020, can be expected to be further heightened by the COVID-19 pandemic and have a material adverse effect on the Company’s business, prospects, financial condition, results of operations and capital resources.

The Company may also disclose changes to risk factors or disclose additional risk factors from time to time in its future filings with the SEC.  Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition, or operating results.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

3.1)	Restated Certificate of Incorporation of the Company, as amended (conformed copy) (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2020).

3.2)

Amended and Restated By-Laws of the Company, as amended through April 27, 2016 (conformed copy) (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2020).

31)	Certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32)	Certifications pursuant to Rule 13a-14(b) and 18 USC 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101)

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 27, 2020 and June 29, 2019 (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 27, 2020, and June 29, 2019; (iii) Condensed Consolidated Balance Sheets (Unaudited) as of June 27, 2020 and December 28, 2019; (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 27, 2020 and June 29, 2019; and (iv) Notes to the Condensed Consolidated Financial Statements (Unaudited).**

104)	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101). **

__________

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE EASTERN COMPANY
(Registrant)

DATE: August 5, 2020	/s/August M. Vlak
August M. Vlak President and Chief Executive Officer

DATE: August 5, 2020	/s/John L. Sullivan III
John L. Sullivan III Vice President and Chief Financial Officer

