Form 10-Q
period 2020-10-03
EASTERN CO
filed 2020-11-09
CIK 31107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended October 3, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from ________________ to _______________

Commission File Number 001-35383

THE EASTERN COMPANY
(Exact name of registrant as specified in its charter)

Connecticut	06-0330020
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

112 Bridge Street, Naugatuck, CT	06770
(Address of principal executive offices)	(Zip Code)

(203)-729-2255
Registrant’s telephone number

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, No Par Value	EML	NASDAQ Global Market

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

As of October 3, 2020 6,242,912 shares of the registrant’s common stock, no par value per share, were issued and outstanding.

The Eastern Company

Form 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 2020

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Net sales	$65,805,558	$60,692,645	$179,964,582	$183,015,723
Cost of products sold	(51,065,536)	(45,754,911)	(139,374,508)	(139,243,164)
Gross margin	14,740,022	14,937,734	40,590,074	43,772,559

Product development expense	(903,023)	(825,425)	(2,434,638)	(5,240,004)
Selling and administrative expenses	(9,592,569)	(8,391,898)	(27,452,391)	(24,866,665)
Goodwill impairment loss	—	—	(4,002,548)	—
Restructuring costs	(8,618)	—	(287,234)	(2,651,877)
Operating profit	4,235,812	5,720,411	6,413,263	11,014,013

Interest expense	(647,066)	(420,377)	(2,081,283)	(974,536)
Other income	365,703	188,623	969,024	789,371
Income before income taxes	3,954,449	5,488,657	5,301,004	10,828,848

Income taxes	969,774	1,295,575	1,309,295	2,535,033
Net income	$2,984,675	$4,193,082	$3,991,709	$8,293,815

Earnings per Share:
Basic	$0.48	$0.67	$0.64	$1.33

Diluted	$0.48	$0.67	$0.64	$1.33

Cash dividends per share:	$0.11	$0.11	$0.33	$0.33

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Net income	$2,984,675	$4,193,082	$3,991,709	$8,293,815
Other comprehensive income/(loss):
Change in foreign currency translation	277,618	(537,751)	(248,786)	(346,657)
Change in marketable securities, net of tax benefit (cost) of:
2020 – $159 and $(1,904) respectively
2019 – $176 and $(288) respectively	489	538	(5,836)	(882)
Change in fair value of interest rate swap, net of tax benefit (cost) of:
2020 – $(35,587) and $547,087 respectively
2019 – $15,720 and $85,537 respectively	112,691	(49,780)	(1,734,606)	(270,866)
Change in pension and postretirement benefit costs, net of taxes of:
2020 – $81,144 and $243,429 respectively
2019 – $75,138 and $217,014 respectively	260,295	235,859	780,886	681,221
Total other comprehensive income (loss)	651,093	(351,134)	(1,208,342)	62,816
Comprehensive income	$3,635,768	$3,841,948	$2,783,367	$8,356,631

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	October 3, 2020	December 28, 2019

Current Assets
Cash and cash equivalents	$19,551,386	$17,996,505
Marketable securities	26,564	34,305
Accounts receivable, less allowances: 2020 - $726,000;2019 - $556,000	34,174,080	37,941,900
Inventories	49,448,612	54,599,266
Current portion of note receivable	224,985	—
Prepaid expenses and other assets	4,453,522	4,343,507
Total Current Assets	107,879,149	114,915,483

Property, Plant and Equipment	88,656,237	88,336,243
Accumulated depreciation	(48,593,969)	(46,313,630)
Property, Plant and Equipment, Net	40,062,268	42,022,613

Goodwill	77,792,863	79,518,012
Trademarks	5,404,283	5,404,283
Patents and other intangibles net of accumulated amortization	27,955,229	26,460,110
Long term note receivable, less current portion	972,889	—
Right of Use Assets	11,198,742	12,342,475
Other Assets	123,324,006	123,724,880

TOTAL ASSETS	$271,265,423	$280,662,976

 See accompanying notes.

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$17,390,131	$19,960,507
Accrued compensation	2,505,568	3,815,186
Other accrued expenses	4,333,038	2,967,961
Current portion of lease liability	3,309,033	2,965,572
Current portion of long-term debt	5,812,689	5,187,689
Total Current Liabilities	33,350,459	34,896,915

Deferred income taxes	4,374,343	5,270,465
Other long-term liabilities	2,465,261	2,465,261
Lease liability	7,939,111	9,376,903
Long-term debt, less current portion	89,105,682	93,577,544
Accrued postretirement benefits	995,021	1,007,146
Accrued pension cost	26,947,804	28,631,485

Shareholders’ Equity

Voting Preferred Stock, no par value: Authorized and unissued: 1,000,000shares	-	-
Nonvoting Preferred Stock, no par value: Authorized and unissued: 1,000,000shares	-	-
Common Stock, no par value, Authorized: 50,000,000shares	31,304,047	30,651,815
Issued: 8,992,641shares in 2020 and 8,975,434shares in 2019
Outstanding: 6,242,912shares in 2020 and 6,240,705shares in 2019
Treasury Stock: 2,749,729shares in 2020 and 2,734,729shares in 2019	(20,537,962)	(20,169,098)
Retained earnings	121,764,570	120,189,111
Accumulated other comprehensive loss:
Foreign currency translation	(2,286,738)	(2,037,952)
Unrealized gain on marketable securities, net of tax	(6,307)	(471)
Unrealized gain (loss) on interest rate swap, net of tax	(1,567,117)	167,489
Unrecognized net pension and postretirement benefit costs, net of tax	(22,582,751)	(23,363,637)
Accumulated other comprehensive loss	(26,442,913)	(25,234,571)
Total Shareholders’ Equity	106,087,742	105,437,257
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$271,265,423	$280,662,976

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	October 3, 2020	September 28, 2019
Operating Activities
Net income	$3,991,709	$8,293,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,144,226	3,807,479
Unrecognized pension and postretirement benefits	(1,066,777)	134,199
Goodwill impairment loss	4,002,548	—
(Gain) loss on sale of equipment and other assets	(414,078)	1,727,788
Provision for doubtful accounts	156,286	51,711
Stock compensation expense	652,232	445,338
Changes in operating assets and liabilities:
Accounts receivable	3,270,585	359,606
Inventories	4,668,705	3,217,736
Prepaid expenses and other	(93,693)	762,646
Other assets	753,170	(589,448)
Accounts payable	(2,600,966)	(1,815,309)
Accrued compensation	(1,262,577)	(1,680,668)
Other accrued expenses	(1,511,729)	(2,202,622)
Net cash provided by operating activities	16,689,641	12,512,271

Investing Activities
Marketable securities	7,741	(33,759)
Business disposition	1,378,602	—
Business acquisition, net of cash acquired	(7,172,868)	(81,155,753)
Proceeds from sale of equipment	445,211	—
Purchases of property, plant and equipment	(1,976,370)	(1,896,128)
Net cash provided by/used in investing activities	(7,317,684)	(83,085,640)

Financing Activities
Proceeds from long-term borrowings	—	100,000,000
Principal payments on long-term debt	(3,846,861)	(29,009,769)
Issuance of Note Receivable	(1,251,943)	—
Payments Received from Note Receivable	54,069	—
Purchase common stock for treasury	(368,864)	—
Dividends paid	(2,058,943)	(2,058,697)
Net cash used in financing activities	(7,472,542)	68,931,534

Effect of exchange rate changes on cash	(344,534)	(300,602)
Net change in cash and cash equivalents	1,554,881	(1,942,437)

Cash and cash equivalents at beginning of period	17,996,505	13,925,765
Cash and cash equivalents at end of period	$19,551,386	$11,983,328

Non-cash investing and financing activities
Right of use asset	(186,021)	10,280,814
Lease liability	136,619	(10,280,814)

See accompanying notes.

THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

October 3, 2020

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. Refer to the consolidated financial statements of The Eastern Company (together with its consolidated subsidiaries, the “Company,” “we,” “us” or our”) and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2019, filed with the Securities and Exchange Commission on March 5, 2020 (the “2019 Form 10-K”), for additional information.

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

The Company’s fiscal year is a 52-53-week fiscal year ending on the Saturday nearest to December 31. References to 2019 or the 2019 fiscal year mean the 52-week period ended on December 28, 2019 and references to 2020 or the 2020 fiscal year mean the 53-week period ending on January 2, 2021. In a 52-week fiscal year, each quarter is 13 weeks long. In a 53-week fiscal year, each of the first two fiscal quarters and the fourth quarter are 13 weeks long, and the third fiscal quarter is 14 weeks long. References to the third quarter of 2019, the third fiscal quarter of 2019 or the three months ended September 28, 2019 mean the period from June 30, 2019 to September 28, 2019. References to the third quarter of 2020, the third fiscal quarter of 2020 or the three months ended October 3, 2020 mean the 14-week period from June 28, 2020 to October 3, 2020. References to the nine months ended September 28, 2019 or the first nine months of fiscal 2019 mean the 39-week period from December 30, 2018 to September 28, 2019. References to the nine months ended October 3, 2020 or the first nine months of 2020 mean the 40-week period from December 29, 2019 to October 3, 2020.

Certain amounts in the 2019 financial statements have been reclassified to conform with the 2020 presentation with no impact or change to previously reported net income or shareholder’s equity.

Note B – Earnings Per Share

The denominators used to calculate earnings per share are as follow:

	Three Months Ended		Nine Months Ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Basic:
Weighted average shares outstanding	6,237,758	6,236,225	6,235,747	6,233,894

Diluted:
Weighted average shares outstanding	6,237,758	6,236,225	6,235,747	6,233,894
Dilutive stock appreciation rights	1,722	17,996	1,722	17,996
Denominator for diluted earnings per share	6,239,480	6,254,221	6,237,469	6,251,890

Note C – Inventories

Inventories consist of the following components:

	October 3, 2020	December 28, 2019

Raw material and component parts	$15,600,494	$17,225,469
Work in process	9,971,046	11,009,648
Finished goods	23,877,072	26,364,149
Total inventories	$49,448,612	$54,599,266

Note D - Goodwill

The Company maintains 12 reporting units, seven of which comprise the goodwill balance. These seven units have an aggregate carrying amount of goodwill of approximately $77.8 million as of October 3, 2020.

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

In the second quarter of 2020, management determined that it was more likely than not that the estimated fair value of Greenwald Industries was below its carrying amount. The factors that led to this determination included additional competition, industry movement away from legacy products and intense competition in new mobile payment apps. This fundamental shift in lower cost mobile payment systems away from the higher cost electronic smart card payment systems resulted in our belief that the carrying value of Greenwald exceeded its fair value. As a result, an independent valuation was conducted which estimated that the carrying value exceeded the fair value by approximately $4.0 million. Management recognized this impairment charge in the second quarter.

In the third quarter of 2020, management performed assessments to determine if there were any events, circumstances or indicators of impairment among the Company’s reporting units as a result of the operating conditions resulting from the COVID-19 pandemic. Management concluded that the Company has not experienced any specific indicators of impairment for goodwill among its reporting units that would require additional impairment tests. There were no goodwill impairments in the third quarter of 2020.

Note E – Leases

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

The Company has operating leases for buildings, warehouse and office equipment. The Company determines whether an arrangement is, or contains, a lease at contract inception. An arrangement contains a lease if the Company has the right to direct the use of and obtain substantially all of the economic benefits of an identified asset. ROU assets and lease liabilities are recognized at lease commencement based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Most leases include one or more options to renew. The exercise of lease renewal options is at our sole discretion. The Company’s option to extend certain leases ranges from 2 – 131 months. All options to extend, when it is reasonably certain the option will be exercised, have been included in the calculation of the ROU asset and lease liability.

Currently, the Company has 36 operating leases and four finance leases with a lease liability of $11,248,144 as of October 3, 2020. The finance lease arrangements are immaterial. The basis, terms and conditions of the leases are determined by the individual agreements. The leases do not contain residual value guarantees, restrictions, or covenants that could cause the Company to incur additional financial obligations. We rent or sublease a part of one real estate property to a third party. There are no related party transactions. There are no leases that have not yet commenced that could create significant rights and obligations for the Company.

Total lease expense for each of the next five fiscal years is estimated to be as follows: remainder of 2020 - $824,251; 2021 - $3,011,067; 2022 - $2,067,173; 2023 - $1,699,249; 2024 - $1,223,651and $2,422,753thereafter. The weighted average remaining lease term is 6 years. The interest rate used was 5.0%.

Note F - Debt

On August 30, 2019, the Company entered into a credit agreement with Santander Bank, N.A., for itself, People’s United Bank, National Association and TD Bank, N.A. as lenders (the “Credit Agreement”), that included a $100 million term portion and a $20 million revolving commitment portion. Proceeds of the term loan were used to repay the Company’s remaining outstanding term loan (and to terminate its existing credit facility) with People’s United Bank, N.A. (approximately $19 million) and to acquire certain subsidiaries of Big 3 Holdings, LLC (collectively “Big 3 Precision”). The term portion of the loan requires quarterly principal payments of $1,250,000for an 18-month period beginning December 31, 2019. The repayment amount then increases to $1,875,000 per quarter beginning September 30, 2021 and continues through June 30, 2023. The repayment amount then increases to $2,500,000per quarter beginning September 30, 2023 and continues through June 30, 2024. The term loan is a 5-year loan with the remaining balance due on August 30, 2024. The revolving commitment portion has an annual commitment fee of 0.25% based on the unused portion of the revolver. The revolving commitment portion has a maturity date of August 30, 2024. As of October 3, 2020, the Company has not borrowed any funds on the revolving commitment portion of the facility. The term loan bears interest at a variable rate based on the LIBOR rate plus an applicable margin of 1.25% to 2.25%, depending on the Company’s senior net leverage ratio. Borrowings under the revolving portion bear interest at a variable rate based on, at the Company’s election, a base rate plus an applicable margin of 0.25% to 1.25% or the LIBOR rate plus an applicable margin of 1.25% to 2.25%, with such margins determined based on the Company’s senior net leverage ratio. The Company’s obligations under the Credit Agreement are secured by a lien on certain of Company’s and its subsidiaries’ assets pursuant to a Pledge and Security Agreement, dated August 30, 2019 with Santander Bank, N.A., as administrative agent.

The Company’s loan covenants under the Credit Agreement require the Company to maintain a senior net leverage ratio not to exceed 4.25 to 1. In addition, the Company is required to maintain a fixed charge coverage ratio to be not less than 1.25 to 1. The Company was in compliance with all of its covenants under the Credit Agreement at October 3, 2020 and through the date of filing this Form 10-Q.

On August 30, 2019, the Company entered into an interest rate swap contract with Santander Bank, N.A., with an original notational amount of $50,000,000, which was equal to 50% of the outstanding balance of the term loan on that date. The Company has a fixed interest rate of 1.44% on the swap contract and will pay the difference between the fixed rate and LIBOR when LIBOR is below 1.44% and will receive interest when the LIBOR rate exceeds 1.44%. On October 3, 2020, the interest rate for half ($47.5 million) of the term portion was 1.66%, using a one month LIBOR rate, and 2.94% on the remaining balance ($47.5 million) of the term loan based on a one month LIBOR rate.

The interest rates under the Credit Agreement and the interest rate swap contract are susceptible to changes to the method of determining LIBOR rates and to the potential phasing out of LIBOR after 2021. Information regarding the potential phasing out of LIBOR is provided below.

On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. In the United States, the Federal Reserve Board and the Federal Reserve Bank of New York, in conjunction with the Alternative Reference Rates Committee, identified the Secured Overnight Financing Rate (“SOFR”) as its preferred benchmark alternative to U.S. dollar LIBOR. SOFR represents a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is calculated based on directly observable U.S. Treasury-backed repurchase transactions. In March 2020, in response to this transition, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financing Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued by reference rate reform, and addresses operational issues likely to arise in modifying contracts to replace discontinued reference rates with new rates. ASU 2020-04 is effective as of March 12, 2020 through December 31, 2022. The Company is evaluating the potential impact of the replacement of LIBOR, which ultimately may or may not be SOFR, from both a risk management and financial reporting perspective, as well as the guidance under ASU 2020-04. At this time, it is not possible to predict whether any such changes to LIBOR will occur, whether SOFR will attain market traction as a LIBOR replacement, whether LIBOR will be phased out or any such alternative reference rates, other than SOFR, or other reforms to LIBOR will be enacted in the United Kingdom, the United States or elsewhere or the effect that any such changes, phase-out, SOFR or other alternative reference rates, or other reforms, if they occur, would have on the amount of interest paid on the Company’s LIBOR-based borrowings. Uncertainty as to the nature of such potential changes, phase-out, SOFR or other alternative reference rates, or other reforms may materially adversely affect interest rates paid by the Company on its borrowings. Reform of, or the replacement or phasing out of, LIBOR and proposed regulation of LIBOR and other “benchmarks”, including SOFR, may materially adversely affect the amount of interest paid on the Company’s LIBOR-based borrowings and could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Incentive stock options granted under the 2010 Plan and the 2020 Plan must have exercise prices that are not less than 100% of the fair market value of the Company’s common stock on the dates the stock options are granted.  Restricted stock awards may also be granted to participants under the 2010 Plan and the 2020 Plan with restrictions determined by the Compensation Committee of the Company’s Board of Directors.  Under the 2010 Plan and the 2020 Plan, non-qualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Company’s Board of Directors. During the first nine months of fiscal 2020 and 2019, no stock options or restricted stock were granted that were subject to the meeting of performance measurements.  For the first nine months of fiscal 2019, the Company used several assumptions which included an expected term of 3.5 to 4 years, volatility deviation of 28.88% to 32.33% and a risk free rate of 1.42% to 2.48%.  For the first nine months of fiscal 2020, the Company used several assumptions which included an expected term of 4.0 years, volatility deviation of 38.62% and a risk free rate of 0.26% for the purposes of measuring compensation under the Black Scholes Method.

The 2010 Plan and the 2020 Plan also permit the issuance of Stock Appreciation Rights (“SARs”).  The SARs are in the form of an option with a cashless exercise price equal to the difference between the fair value of the Company’s common stock at the date of grant and the fair value as of the exercise date resulting in the issuance of the Company’s common stock.  During the first nine months of fiscal 2020, the Company issued 44,000 SARs under the 2020 Plan, and during the first nine months of fiscal 2019, 96,000 SARs were issued under the 2010 Plan.

Stock-based compensation expense in connection with SARs previously granted to employees was approximately $85,000 and $108,000 in the third quarter of 2020 and 2019 respectively and was approximately $279,000 and $281,000 in the first nine months of fiscal years 2020 and 2019 respectively.

As of October 3, 2020, there were 818,864 shares of Company common stock reserved and available for future grant under the 2020 Plan.

The following tables set forth the outstanding SARs for the period specified:

	Nine Months Ended October 3, 2020		Year Ended December 28, 2019
	Units	Weighted - Average Exercise Price	Units	Weighted - Average Exercise Price
Outstanding at beginning of period	276,000	$22.30	189,167	$21.46
Issued	44,000	19.44	96,000	23.65
Exercised	-	-	(1,667)	19.10
Forfeited	(73,999)	22.05	(7,500)	21.20
Outstanding at end of period	246,001	21.87	276,000	22.30

SARs Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of October 3, 2020	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable as of October 3, 2020	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$19.10-26.30	246,001	2.5	$21.87	71,172	1.5	20.45

The following tables set forth the outstanding stock grants for the period specified:

	Nine Months Ended October 3, 2020		Year Ended December 28, 2019
	Shares	Weighted - Average Exercise Price	Shares	Weighted - Average Exercise Price
Outstanding at beginning of period	25,000	$—	25,000	$—
Issued	—	—	—	—
Forfeited	—	—	—	—
Outstanding at end of period	25,000	—	25,000	—

Stock Grants Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of October 3, 2020	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable as of October 3, 2020	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$0.00	25,000	1.6	—	—	—	—

As of October 3, 2020, outstanding SARs and grants had an intrinsic value of $558,000.

Note H – Share Repurchase Program

On May 3, 2018, the Company announced that its Board of Directors had authorized a new program to repurchase up to 200,000 shares of the Company’s common stock. The Company’s share repurchase program does not obligate it to acquire the Company’s common stock at any specific cost per share. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company did not repurchase any shares under its share repurchase program during the third quarter of 2020.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Balance as of June 27, 2020	55,000	$26.04	55,000	145,000
June 28, 2020 – October 3, 2020	—	—	—	—
Balance as of October 3, 2020	55,000	$26.04	55,000	145,000

Note I – Revenue Recognition

The Company’s revenues result from the sale of goods and services and reflect the consideration to which the Company expects to be entitled. The Company records revenues based on a five-step model in accordance with FASB Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers.” The Company has defined purchase orders as contracts in accordance with ASC Topic 606. For its customer contracts, the Company identifies its performance obligations, which are delivering goods or services, determines the transaction price, allocates the contract transaction price to the performance obligations (when applicable), and recognizes the revenue when (or as) the performance obligation is transferred to the customer. A good or service is transferred when the customer obtains control of that good or service. The Company’s revenues are recorded at a point in time from the sale of tangible products. Revenues are recognized when products are shipped.

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

On March 27, 2020, the $2 trillion bipartisan Coronavirus Aid, Relief, and Economic Security Act (H.R. 748) (“the CARES Act” became law). The CARES Act includes a variety of economic and tax relief measures intended to stimulate the economy, including loans for small businesses, payroll tax credits/deferrals, and corporate income tax relief. We are analyzing the following components of the CARES Act to determine their effect on our income tax provision:

•	Net operating losses arising in 2018, 2019, and 2020 taxable years may be carried back to each of the preceding five years, which may result in refunds of prior period corporate income tax. The Company had taxable income in 2018 and 2019, thus we would only benefit from this item of CARES Act relief to the extent we incur a tax net operating loss in 2020 that can be carried back. As of October 3, 2020, a tax net operating loss is not expected for taxable year 2020. In addition, this item of CARES Act relief increased the positive evidence supporting utilization of our gross deferred tax assets due to available income in carryback years; this did not change our overall assessment as we do not have a valuation allowance recorded against our deferred tax assets.

•	Furthermore, for taxable years beginning before 2021, net operating loss carryforwards and carrybacks to that year may offset 100% of taxable income in the year. Previously, net operating losses generated through 2017 could offset 100% of taxable income, while losses generated after 2017 could only offset 80% of taxable income. The Company had taxable income in 2018 and 2019 and would carry back a loss generated in 2020 if applicable, leaving minimal opportunity to benefit from this item of CARES Act relief.

•	For taxable years beginning in 2019 and 2020, the interest deduction limitation is increased from 30% to 50% of “adjusted taxable income” (taxable income without interest, tax depreciation and tax amortization) plus interest income. Furthermore, the Company may choose to use the 2019 adjusted taxable income (instead of 2020) in determining the 2020 interest expense limitation. The Company was not subject to an interest limitation in 2019 and therefore expects to use the 2019 adjusted taxable income if needed to avoid or reduce an interest expense limitation in 2020.

•	A technical correction to the Tax Cuts and Jobs Act permits bonus depreciation and a 15-year straight-line recovery period on qualified improvement property placed in service after December 31, 2017. Prior to this technical correction, such property placed in service after 2017 was subject to the 39-year straight-line recovery period and was ineligible for bonus depreciation. To the extent the Company has eligible improvements in 2020, the Company can claim bonus depreciation which would reduce taxes payable and increase the deferred tax liability for fixed assets.

•	Other CARES Act corporate income tax provisions will not significantly impact the company, including alternative minimum tax refunds and increases in the charitable contributions deduction limitation.

The Company will also continue to assess the effect of state level tax relief provisions as enacted, such as state net operating loss rule changes and conformity to the federal interest, depreciation and charitable contribution deduction changes.

The total amount of unrecognized tax benefits could increase or decrease within the next 12 months for a number of reasons, including the closure of federal, state and foreign tax years by expiration of the statute of limitations and the recognition and measurement considerations under FASB ASC Topic 740, “Income Taxes.” There have been no significant changes to the amount of unrecognized tax benefits during the three months ended October 3, 2020. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will not increase or decrease significantly over the next twelve months.

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

Significant disclosures relating to these benefit plans for the first nine months of fiscal years 2020 and 2019 are as follows:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Service cost	$266,435	$263,852	$799,305	$791,558
Interest cost	714,143	879,080	2,142,428	2,637,240
Expected return on plan assets	(1,365,261)	(1,190,329)	(4,095,784)	(3,570,990)
Amortization of prior service cost	24,845	24,845	74,535	74,535
Amortization of the net loss	325,033	290,548	975,101	871,647
Net periodic benefit cost (benefit)	$(34,805)	$267,996	$(104,415)	$803,990

	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Service cost	10,855	8,533	32,565	24,965
Interest cost	11,667	1,874	35,001	42,566
Expected return on plan assets	(5,589)	7,938	(16,767)	(21,025)
Gain on significant event	—	(227,071)	—	(227,071)
Amortization of prior service cost	(2,063)	(1,268)	(6,189)	(3,804)
Amortization of the net loss	(6,377)	5,560	(19,131)	(35,454)
Net periodic benefit cost (benefit)	$8,493	$(204,434)	$25,479	$(219,823)

The Company’s funding policy with respect to its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations. In fiscal year 2020, the Company expects to contribute $2,690,000 into its pension plans and $50,000 into its postretirement plan. As of October 3, 2020, the Company has made contributions of approximately $400,000into its pension plans, has contributed $10,000 to its postretirement plan and will make the remaining contributions as required during the remainder of fiscal the year. The Company delayed its required pensions payments, as permitted, under the CARES Act until the fourth quarter of 2020.

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

The Company made contributions to the plan as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Regular matching contribution	$178,244	$125,266	$551,765	$418,329
Transitional credit contribution	62,842	62,464	209,191	240,840
Non-discretionary contribution	13,036	17,390	593,084	622,519
Total contributions for the period	$254,122	$205,120	$1,354,040	$1,281,688

The non-discretionary contribution of $550,286 made in the nine months ended October 3, 2020 was accrued for and expensed in the prior fiscal year.

Note L – Segment Information

For the third quarter of 2020, financial information by segment is as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Revenues:
Sales to unaffiliated customers:
Industrial Hardware	$47,141,513	$39,427,301	$128,249,908	$115,321,597
Security Products	14,189,215	14,169,694	37,687,815	45,355,397
Metal Products	4,474,830	7,095,650	14,026,859	22,338,729
	$65,805,558	$60,692,645	$179,964,582	$183,015,723

Income (loss) before income taxes:
Industrial Hardware	$3,350,139	$3,419,052	$9,168,330	$6,369,647
Security Products	1,569,173	1,762,703	(724,125)	3,703,098
Metal Products	(683,500)	538,656	(2,030,942)	941,268
Operating Profit (loss)	4,235,812	5,720,411	6,413,263	11,014,013
Interest expense	(647,066)	(420,377)	(2,081,283)	(974,536)
Other income	365,703	188,623	969,024	789,371
	$3,954,449	$5,488,657	$5,301,004	$10,828,848

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

Note N - Concentration of Risk

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk for the Company is its accounts receivable due from customers. The Company has established credit limits for customers and monitors their balances to mitigate the risk of loss. As of October 3, 2020, there was one significant concentration of credit risk with a customer, who has receivables representing 13% of our total accounts receivable. One single customer represented more than 10% of the Company’s net accounts receivable as of December 28, 2019. The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable.

Interest Rate Risk

The Company’s exposure to the risk of changes in market interest rates relates primarily to the Company’s debt, which bears interest at variable rates based on the LIBOR rate plus a margin spread of 1.25% to2.25%. The Company has an interest rate swap with a notional amount of $47,500,000 on October 3, 2020, to convert a portion the borrowing under the Credit Agreement from variable to fixed rates. The valuation of this swap is determined using the one month LIBOR rate index and mitigates the Company’s exposure to interest rate risk. Additionally, interest rates on the Company’s debt are susceptible to changes to the method that LIBOR rates are determined and to the potential phasing out of LIBOR after 2021. The potential phasing out of LIBOR is discussed in greater detail in Note F — Debt hereof and under the heading “The phase out of the London Interbank Offered Rate (LIBOR), or the replacement of LIBOR with a different reference rate, may adversely affect interest rates” in Part I, Item 1A of the 2019 Form 10-K.

Currency Exchange Rate Risk

The Company’s currency exposure is concentrated in the British pound, Canadian dollar, Mexican peso, New Taiwan dollar, Chinese RMB and the Hong Kong dollar. Because of the Company’s limited exposure to any single foreign market, any currency gains or losses have not been material and are not expected to be material in the future. As a result, the Company does not attempt to mitigate its foreign currency exposure through the acquisition of any speculative or leveraged financial instruments.

Note O – Business Acquisition

Effective August 10, 2020 the Company acquired certain assets of Hallink, RSB Inc. (“Hallink”) including accounts receivable, inventories, furniture, fixtures and equipment, intellectual property rights, assumption of certain liabilities and rights existing under all sales and purchase agreements. Hallink is a leader in innovative injection blow mold tooling and is a leading supplier of blow molds and change parts to the food, beverage, healthcare and chemical industry. Hallink specializes in the design, development and manufacture of 2-step stretch blow molds, and related components for the stretch blow molding industry offering integrated turnkey solutions to its customers worldwide.

Hallink is included in the Industrial Hardware segment of the Company from the date of the acquisition. The cost of the acquisition of Hallink was approximately $7,173,000.

The above acquisition was accounted for under ASU 2014-18, Business Combinations (Topic 805). The acquired business is included in the consolidated operating results of the Company from the effective date of the acquisition. The excess of the cost of Hallink over the fair market value of the net assets acquired of $2,302,000 has been recorded as goodwill.

In connection with the above acquisition, the Company recorded the following intangible assets:

Asset Class/Description	Amount	Weighted-Average Period in Years
Patents, technology, and licenses
Customer relationships	$2,345,000	6
Intellectual property	591,000	6
Non-compete agreements	1,001,000	5
	$3,937,000

There is no anticipated residual value relating to these intangible assets.

Neither the actual results nor the pro forma effects of the acquisition of Hallink are material to the Company’s financial statements.

Note P – Subsequent Events

The Company evaluated its October 3, 2020 unaudited condensed consolidated financial statements for subsequent events through the date the financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in the financial position and results of operations of The Eastern Company (together with its consolidated subsidiaries, the “Company,” “we,” “us” or “our”) for the quarter ended October 3, 2020. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 28, 2019 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s 2019 Form 10-K, which was filed with the SEC on March 5, 2020 (the “2019 Form 10-K”).

The Company’s fiscal year is a 52-53-week fiscal year ending on the Saturday nearest to December 31. References to 2019 or the 2019 fiscal year mean the 52-week period ended on December 28, 2019 and references to 2020 or the 2020 fiscal year mean the 53-week period ending on January 2, 2021. In a 52-week fiscal year, each quarter is 13 weeks long. In a 53-week fiscal year, each of the first two fiscal quarters and the fourth quarter are 13 weeks long, and the third fiscal quarter is 14 weeks long. References to the third quarter of 2019, the third fiscal quarter of 2019 or the three months ended September 28, 2019 mean the period from June 30, 2019 to September 28, 2019. References to the third quarter of fiscal 2020, the third fiscal quarter of 2020 or the three months ended October 3, 2020 mean the 14-week period from June 28, 2020 to October 3, 2020. References to the nine months ended September 28, 2019, or the first nine months of fiscal 2019 mean the 39-week period from December 30, 2018 to September 28, 2019. References to the nine months ended October 3, 2020, or the first nine months of fiscal 2020 mean the 40-week period from December 29, 2019 to October 3, 2020.

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

Overview

COVID-19 Update

As of October 2020, there have been significant impacts to the Company’s operations due to the COVID-19 pandemic and actions that have been taken to slow the spread and resurgence of COVID-19, and we expect those impacts to continue for some time.

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

The Company has operations in Shanghai and Dongguan China that were affected by COVID-19 in the first six months of the year. The virus led to a chain of events that interfered with our ability, and the ability of certain suppliers of ours, to conduct business. We source approximately 10% of our products and components from China. As a result of government mandated shutdowns at our facilities, and those of certain suppliers, in China, many of the products that we have ordered were delayed by approximately four to six weeks, which resulted in delays in our product shipments to our customers through May 2020. By mid-March 2020, COVID-19 spread across the United States, which precipitated the closure by government authorities of non-essential businesses. The majority of our businesses were deemed essential and accordingly remained open, but at reduced levels. Many of our customers operating in both automotive/transportation and non-automotive/transportation markets experienced varying degrees of shutdowns beginning in the last week of March, and, on a case-by-case basis, began to reopen at various dates beginning in May 4, 2020. We estimate the adverse financial impact of COVID-19 on our third quarter operating sales and profit to be an approximate $6.1 million and $1.1 million reduction net of tax, respectively. The broader economic fallout caused by COVID-19 may result in unfavorable operating earnings and cash flow generation in the months to follow.

Although we sustained delays and disruptions in our supply chain and operations in China, in the first quarter of 2020, the majority of our facilities returned to normal operation but at reduced levels during the second fiscal quarter of 2020 and through the third quarter of 2020. We do not anticipate further disruption in our operations unless resurgence of COVID-19 were to appear, which could cause further disruptions in our business and could adversely affect our financial condition, results of operations and cash flow. In addition, the broader economic fallout caused by COVID-19 may result in unfavorable operating earnings and cash flow generation in the months to follow, as a result of decreased consumer demand for our and our customers’ products. The future extent of the effect of COVID-19 on our operational and financial performance will depend in large part on developments, that cannot be predicted with confidence at this time. Future developments include the ultimate duration, scope and severity of the pandemic and any resurgences, actions that may continue to be taken to contain or mitigate the impact of the pandemic, such as the extent of restrictions on gatherings and travel, the impact on governmental programs and budgets, the development of treatments or vaccines, and the resumption of widespread economic activity. Although the inherent uncertainty of the unprecedented and rapidly evolving crisis makes it difficult to predict with any confidence the likely impact of COVID-19 on our future operations, COVID-19 could have a material adverse impact on our consolidated business, results of operations and financial condition. For a discussion of certain COVID-19-related risks, see Item 1A, Risk Factors, of Part II of this Form 10-Q.

General Overview

On August 7, 2020, the Company acquired certain assets of Hallink RSB Inc. (“Hallink”) including accounts receivable, inventories, furniture, fixtures and equipment, intellectual property rights, and assumed certain liabilities and rights existing under all sales and purchase agreements. The transaction price was $7.2 million and was internally financed. Hallink is a leading supplier of blow molds and change parts to the food, beverage, healthcare and chemical industry. Hallink specializes in the design, development and manufacture of 2-step stretch blow molds, and related components for the stretch blow molding industry offering integrated turnkey solutions to its customers worldwide.

During the third quarter of 2020 the Company announced a change in its organization resulting from the combination of our Illinois Lock Division and Eberhard Manufacturing Division. As a result of this organizational change, the Company evaluated its segment reporting. Based on this evaluation, the Company determined that organizational change did not impact our internal reporting and reportable segments for the third quarter of 2020, but will impact our internal reporting and reportable segments for the fourth quarter of 2020. For the third quarter of 2020, as reflected in prior periods, we had three reportable segments: Industrial Products Segment, Security Product Segment and Metal Product Segment. Beginning in the fourth quarter of 2020, we will report in two segments: Engineered Solutions Segment and Diversified Products Segment. The Engineered Solutions Segment will consist of our combined Illinois Lock and Eberhard Manufacturing Division; Big 3 Precision including Big 3 Products, Big 3 Mold, Associated Toolmakers Ltd, and the newly named Hallink Moulds, Inc.; Eastern Industrial Ltd.; Velvac Holdings and Dongguan Reeworld Security Products Ltd. The Diversified Products Segment will consist of Frazer and Jones Division; Greenwald Industries Division; Argo EMS and Sesamee Mexicana, S.A. de C.V.

Net sales in the third quarter of 2020 increased 8% to $65.8 million from $60.7 million, and net sales in the first nine months of 2020 decreased 2% to $180.0 million from $183.0 million, compared to the corresponding periods in 2019. Excluding Big 3 Precision, sales in the third quarter and first nine months of 2020 declined $5.0 million or 9%, to $51.0 million from sales of $56.0 million and $38.4 million or 22%, to $140.0 million from sales of $178.4 million from the corresponding periods in 2019, respectively. The sales decline is primarily due to the divestiture of a subsidiary, Canadian Commercial Vehicle, in the second quarter of 2020. Sales in 2019 included Canadian Commercial Vehicles Corporation of $2.7 million in the third quarter and $7.6 million in the first nine months of 2019 whereas in 2020 there were no sales in the third quarter of 2020 and $2.6 million in the first nine months of 2020. In addition, the decline in sales in the first nine months of 2020 can be attributed to the fact that many of our industrial and consumer goods customers closed their operations in the second quarter of 2020 as a result of the COVID-19 pandemic.

Net sales in the third quarter of 2020 increased in the Industrial Hardware segment by 20% to $47.1 million from $39.4 million in the third fiscal quarter of 2019 and increased by 11% to $128.2 million for the first nine months of 2020 from $115.3 million in the corresponding period of 2019. Excluding Big 3 Precision, sales in the third quarter of 2020 decreased 7% in the Industrial Hardware segment to $32.3 million from sales of $34.7 million in the third quarter of 2019, and sales in the first nine months of 2020 decreased 20% to $88.3 million from sales of $110.6 million in the first nine months of 2019. Lower sales in the third quarter of 2020 were due to the sale of Canadian Commercial Vehicles Corporation in the second quarter of 2020 and continued softness in the majority of the markets into which we sell. For the first nine months of 2020, sales decreases were attributable to (i) the sale of Canadian Commercial Vehicles Corporation in the second quarter of 2020, (ii) the temporary customer closures in April and May of 2020 and (iii) the continued softness in the majority of our markets we serve through the first nine months of 2020. These declines were partially offset by third quarter sales in military products which were up by 14%, off-highway products which were up by 18%, and truck and recreational vehicle mirror sales, which were up by 18% and 14%, respectively.

Net sales in the Security Products segment in the third quarter of 2020 were comparable to the sales in the third quarter of 2019. Increases in storage, distribution vehicular accessories and medical markets were more than offset by decreases in sales to our point of sales, network technology equipment and commercial laundry markets. Sales for the first nine months of 2020 were down 17% compared to the same periods of 2019. The impact of COVID-19 in the first half of the year can be attributed to lower demand across all of our markets as businesses we serve dramatically curtailed purchasing. In addition, sales for the first nine months of fiscal 2020 were down due to the loss of several supply contracts that generated sales in the first half of 2019 that did not reoccur in 2020.

Sales in the Metal Products segment decreased 37% in the third quarter and for the first nine months of 2020 compared to sales in the corresponding periods of 2019. Mining products decreased 40%, and sales of industrial casting products decreased 36% in both the third quarter and first nine months of 2020. Mining product sales in the third quarter and first nine months were impacted by a combination of growing renewable energy capacity and extremely low natural gas prices, which led utilities to cut back on coal usage in addition to COVID-19 which forced many mine closures and resulted in further loss of sales. Mines began to open up in the third quarter and sales of mining product improved by 24% from the second quarter of 2020. Sales of industrial castings in the first nine months were negatively impacted by the loss of a customer that had temporarily sourced products from us in 2019 due to a fire at its facility in 2018.

Net sales of existing products increased 3% in the third quarter and decreased 6% in the first nine months of 2020 compared to the corresponding periods in 2019. Price increases and new products increased net sales in the third quarter by 5% and 4% in the first nine months of 2020. New products included numerous mirror assemblies, compression latches, a handle and finger pull assembly, mount plate latch, canopy lock assembly, handle assembly and crossbar lock assembly and hospital bed frames for use in the field hospitals established due to COVID-19.

Cost of products sold increased $5.3 million, or 12%, in the third quarter of 2020. The primary reason for the increase in cost of products sold in the third quarter is due to an increase in sales from the Big 3 Precision acquisition in 2019. Excluding Big 3 Precision cost of products sold in the third quarter of 2020, decreased $2.4 million or 6% to $40.4 million from costs of products sold of $42.8 million in the third quarter of 2019. Material costs decreased $3.0 million in the third quarter as we reduced inventory and curtailed replenishing stock in order to improve our cash flow generation. For the first nine months of 2020 cost of products sold was comparable to the same periods in 2019. Excluding Big 3 Precision cost of products sold decreased $29.5 million or 21% to $110.7 million from cost of products sold of $140.2 in the first nine months of 2019 on lower sales volume and lower material costs. In addition, raw material costs have decreased year-over-year, hot-rolled steel decreased 3%, cold-rolled steel decreased 8%, nickel decreased 9%, scrap iron decreased 4% while copper and zinc increased 11% and 5% respectively. However raw material prices are starting to show signs of price increases in the third quarter of 2020. Also favorably impacting the third quarter and first nine months of 2020 were lower freight costs of $0.5 million, or a 27% decrease, and $1.9 million, or a 36% decrease, over the comparable periods in 2019, respectively. Lower production levels resulted in the under-absorption of operating costs in the amount of $1.4 million during the third quarter and $1.6 million in the first nine months of 2020 compared to the corresponding periods in 2019. Further, foreign currency exchange losses increased $0.6 million and $0.4 million for the third quarter and first nine months as compared to the same periods of 2019 respectively.

Finally, the Company paid tariff costs on China-sourced products of approximately $0.6 million in the third quarter of 2020 compared to $0.9 million incurred in the third quarter of 2019, and $2.4 million for the first nine months of 2020 compared to $1.5 million in the first nine months of 2019, all of which have been recovered through price increases.

Gross margin as a percent of sales was 22% in the third quarter and 23% in the first nine months of 2020 compared to 25% in the third quarter and 24% in the first nine months of 2019.

Product development expense in the third quarter of 2020 was comparable to that of the third quarter of 2019 at $0.9 million and decreased $2.6 million or 52% in the first nine months of 2020 compared to the corresponding periods of 2019. The reduction in this expense relates to the closure of the Velvac Road-iQ development operation in Bellingham, Washington, in the second quarter of 2019, to adopt a leaner approach to the development of new vision products.

Selling and administrative expense increased $1.2 million or 14% in the third quarter and increased $2.4 million or 10% in the first nine months of 2020 compared to the corresponding periods of 2019, primarily as a result of the inclusion of Big 3 Precision in the 2020 period. For the first nine months of 2020 the most significant factor contributing to the overall increase was payroll and payroll related expenses of $1.1 million and amortization expense related to the acquisition of Big 3 Precision in the amount of $1.7 million. Excluding Big 3 Precision, selling and administrative expenses in the third quarter of 2020 increased 5% to $7.0 million from selling and administrative expenses of $6.7 million in the third quarter of 2019, and selling and administrative expenses in the first nine months of 2020 decreased 10% to $21.1 million from selling and administrative expenses of $23.3 million in the first nine months of 2019. The most significant factor contributing to the increase in the third quarter of 2020 was the reclassification of acquisition related cost for the Big 3 acquisition in 2019. For the first nine months of 2020, the decrease in selling and administrative expenses was due to payroll and payroll related expenses of $1.6 million, and travel expenses of $0.5 million respectively, as compared to the same periods of 2019.

Restructuring costs of $0.3 million incurred in the first nine months of 2020 related to the divestiture of Canadian Commercial Vehicles Corporation in the second quarter of fiscal 2020, compared to restructuring costs of $2.7 million during for the first nine months of 2019, which were related to the discontinuance of our Road iQ development operations based in Bellingham, Washington and the relocation costs of our Composite Panels Technologies division in Salisbury, North Carolina to the Canadian Commercial Vehicles Corporation located in Kelowna, British Columbia.

Goodwill impairment loss of $4.0 million was incurred in the second quarter of 2020. The Company determined that it was more likely than not that the estimated fair value of one of its 12 reporting units (Greenwald Industries) was below its carrying amount. The factors that led to this determination included additional competition, industry movement away from legacy products and intense competition in new mobile payment apps. This fundamental shift in lower cost payment systems away from the higher cost electronic smart card payment systems resulted in the carrying value of Greenwald exceeding its fair value. As a result, an independent valuation was conducted which estimated that the carrying value exceeded the fair value by approximately $4.0 million. Management has recognized this non-cash impairment charge in the second fiscal quarter of 2020. There were no goodwill impairment charges in the third quarter of 2020.

Interest expense increased $0.3 million in the third quarter and $1.1 million for the first nine months of 2020 compared to the same periods in 2019 as a result of increased debt related to our acquisition of Big 3 Precision in August 2019.

Other income increased $0.2 million in the third and the first nine months of 2020 compared to the corresponding periods in 2019 due to a favorable return on our pension plan assets and a onetime sale-leaseback transaction gain in the first quarter of fiscal 2020.

Net income for the third quarter of fiscal 2020 was $3.0 million, or $0.48 per diluted share compared to income of $4.2 million, or $0.67 per diluted share, for the comparable period in 2019. In the first nine months of 2020 net income was $4.0 million, or $0.64 per diluted share, compared to $8.3 million, or $1.33 per diluted share, for the comparable period in 2019. During the second quarter of 2020, the Company had a significant non-recurring goodwill impairment loss of $4.0 million. There were no goodwill impairment charges in the third quarter of 2020.

A more detailed analysis of the Company’s results of operations and financial condition follows:

Results of Operations

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of operations as a percentage of net sales, by segment for the period indicated:

	Three Months Ended October 3, 2020
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	77.6%	68.9%	105.7%	77.6%
Gross margin	22.4%	31.1%	-5.7%	22.4%

Product development expense	0.4%	4.9%	—	1.4%
Selling and administrative expense	14.9%	15.1%	9.6%	14.6%
Operating profit (loss)	7.1%	11.1%	-15.3%	6.4%

	Three Months Ended September 28, 2019
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	76.1%	67.8%	86.6%	75.4%
Gross margin	23.9%	32.2%	13.4%	24.6%

Product development expense	0.4%	4.7%	—	1.4%
Selling and administrative expense	14.8%	15.2%	5.8%	13.8%
Operating profit	8.7%	12.3%	7.6%	9.4%

The following table shows the change in sales and operating profit by segment for the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019 (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$7,714	$20	$(2,621)	$5,113

Volume	12.7%	-3.1%	-38.2%	3.1%
Prices	0.6%	0.9%	0.6%	0.6%
New products	6.3%	2.3%	0.7%	4.7%
	19.6%	0.1%	-36.9%	8.4%

Operating profit (loss)	$(69)	$(194)	$(1,222)	$(1,485)
	-1.6%	-1.4%	-22.9%	-3.0%

The following table displays selected line items from the condensed consolidated statements of operations as a percentage of net sales, by segment, for the periods indicated:

	Nine Months Ended October 3, 2020
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	77.0%	69.0%	104.2%	77.4%
Gross margin	23.0%	31.0%	-4.2%	22.6%

Product development expense	0.3%	5.4%	—	1.4%
Selling and administrative expense	15.3%	16.9%	10.3%	15.3%
Goodwill impairment loss	—	10.6%		2.2%
Restructuring costs	0.3%	—	—	0.1%
Operating profit (loss)	7.1%	-1.9%	-14.5%	3.6%

	Nine Months Ended September 28, 2019
	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	76.4%	69.0%	88.7%	76.1%
Gross margin	23.6%	31.0%	11.3%	23.9%

Product development expense	2.9%	4.2%	—	2.9%
Selling and administrative expense	13.7%	16.6%	7.1%	13.6%
Restructuring costs	1.5%	2.0%		1.4%
Operating profit	5.5%	8.2%	4.2%	6.0%

The following table displays the change in net sales and operating profit by segment for the first nine months of fiscal 2020 compared to the first nine months of fiscal 2019 (dollars in thousands):

	Industrial	Security	Metal
	Hardware	Products	Products	Total
Net sales	$12,928	$(7,667)	$(8,312)	$(3,051)

Volume	6.3%	-18.8%	-39.0%	-5.5%
Prices	1.0%	0.8%	0.6%	0.9%
New products	3.9%	1.1%	1.2%	2.8%
	11.2%	-16.9%	-37.2%	-1.7%

Operating profit (loss)	$3,734	$(5,362)	$(2,972)	$(4,600)
	2.4%	-12.1%	-18.7%	-2.5%

Industrial Hardware Segment

Net sales in the Industrial Hardware segment increased $7.7 million or 20% in the third quarter and increased $12.9 million or 11% in the first nine months of 2020 compared to the corresponding periods of 2019. Excluding Big 3 Precision, sales decreased 7% in the third quarter from $34.7 million to $32.3 million and decreased 20% for the first nine months of 2020 from $110.6 million to $88.4 million compared to the same periods in 2019.

The sales decline is primarily due to the divestiture of a subsidiary, Canadian Commercial Vehicles Corporation, in the second quarter of 2020. Sales in 2019 included of Canadian Commercial Vehicles Corporation of $2.7 million in the third quarter and $7.6 million in the first nine months of 2019 whereas in 2020 there were no sales in the third quarter of 2020 and $2.6 million in the first nine months of 2020. Sales increased in the third quarter of 2020 in heavy truck by 12% recreational vehicle by 17%, government by 14% and off-highway by 18%, offset by declines in sales in other markets we serve. Sales decreased in the second quarter when certain of our customers closed operations due to actions taken to help stop the spread of COVID-19, which negatively affected our overall year to date sales results. Sales increases in military off-highway markets were not sufficient to offset a sales reduction in distribution, Class 8 truck, and aftermarket truck parts markets in the first nine months of 2020. Sales of new products contributed 6.3% in the third quarter and 3.9% in the first nine months of fiscal 2020. New products include numerous mirror assemblies, compression latches, a handle and finger pull assembly, rotary lock assembly, a mount plate latch and hospital beds frames for use in field hospitals established due to COVID-19.

Cost of products sold increased $6.5 million or 22% in the third quarter and increased $10.6 million or 12% in the first nine months of 2020 compared to the corresponding periods of 2019. Excluding Big 3 Precision, cost of products sold decreased by 5% in the third quarter of 2020 from $26.5 million to $25.2 million and decreased 20% in the first nine months of 2020 from $84.6 million to $68.1 million compared to the same periods of 2019. Excluding Big 3 Precision, material costs in the third quarter of 2020 decreased 16% or $2.7 million to $14.2 million from $16.9 million and decreased 31% or $17.0 million in the first nine months of 2020 to $38.4 million from $55.4 million, compared to the same periods of 2019, due to lower sales volume and lower material costs. Also impacting the third quarter were lower freight costs, which were down 25% or $0.4 million in the third quarter and down 35% or $1.8 million in the first nine months of 2020 compared to the corresponding periods of 2019 due to non-recurring expedited shipping costs.

Finally, we paid tariffs on China-sourced products of approximately $0.3 million in the third quarter of 2020 compared to $0.5 million in the third quarter of 2019 and for the first nine months of 2020 we experienced $1.4 million in tariff costs compared to $1.0 million in the first nine months of 2019 all of which have been recovered through price increases.

Restructuring costs for the first nine months of 2020 were $0.3 million related to severance pay in the sale of Canadian Commercial Vehicles Corporation in the second quarter of 2020 compared to restructuring costs of $2.6 million for the first nine months of 2019 related to the discontinuance of our Road iQ development operations based in Bellingham, Washington and the relocation cost of our Composite Panels Technologies division in Salisbury, North Carolina to the Canadian Commercial Vehicles Corporation division located in Kelowna, British Columbia.

Gross margin as a percentage of net sales in the third quarter and first nine months of 2020 was 22% and 23% respectively as compared to the corresponding periods of 2019 of 24%.

Product development expense increased by $46 thousand in the third quarter and decreased by $2.8 million for the first nine months of 2020 compared to the corresponding periods of 2019 due primarily to the closure of the Velvac Road-iQ development operation in Bellingham, Washington in the second quarter of 2019, as we adopted a leaner approach to the development of new vision products.

Selling and administrative expense increased $1.2 million or 21% in the third quarter and increased $3.7 million or 23% for the first nine months of 2020 compared to the corresponding periods of fiscal 2019 due primarily to the inclusion of Big 3 Precision. Excluding Big 3 Precision, selling and administrative expense decreased 24% in the third quarter of 2020 from $5.8 million to $4.5 million and decreased 17% for the first nine months of 2020 from $15.9 million to $13.3 million compared to the corresponding periods of fiscal 2019. Excluding Big 3 Precision, payroll and payroll-related expense in the third quarter of 2020, decreased by $0.3 million, or 13%, to $2.3 million from $2.6 million, and decreased $1.2 million, or 15%, in the first nine months of 2020 to $6.7 million from $7.9 million, compared to the corresponding periods of 2019.

Security Products Segment

Net sales in the Security Products segment were comparable in the third quarter and decreased $7.7 million or 17% in the first nine months of 2020 compared to the corresponding periods in 2019. The sales decline was due to lower demand across the majority of the markets we serve including distribution, industrial, vehicular accessories and commercial laundry, as well as continued business closures in the second quarter of 2020 resulting from the COVID-19 pandemic. Net sales of existing products decreased 3.1%, while price increases and sales of new products contributed 3.2% in the third quarter of fiscal 2020 period. New product sales included a canopy lock assembly, a handle assembly, a crossbar lock assembly, a push button lock assembly and a power lock assembly.

Cost of products sold increased $0.2 million or 2% in the third quarter of 2020 and decreased $5.3 million or 17% in the first nine months of 2020 compared to the corresponding periods of 2019, primarily as a result of lower sales volume and the mix of products sold. Raw materials increased $0.2 million or 3% in the third quarter and decreased $4.1 million or 20% in the first nine months of 2020 compared to the corresponding periods of 2019. Payroll and payroll related expenses decreased $0.2 million or 3% in the third quarter and decreased $0.7 million or 10% in the first nine months of fiscal 2020 compared to the corresponding periods of fiscal 2019.

We paid tariffs on China-sourced products of approximately $0.2 million in the third quarter of 2020 compared to $0.4 million in the third quarter of 2019 and for the first nine months of 2020 we experienced $1.0 million in tariff costs compared to $0.5 million in the first nine months of 2019 all of which have been recovered through price increases.

Gross margin as a percentage of net sales was 31% in the third quarter and for the first nine months of 2020 compared to 32% in the third quarter and 31% in the first nine months of fiscal 2019.

Product development expense as a percentage of net sales was 5% in the third quarter and first nine months of fiscal 2020 compared to 4% in the corresponding periods of fiscal 2019. This increase reflects a continuation in the development of a Bluetooth locking system, a new cable lock system, continued development of GPay, a multi-pay reader and an electronic drop.

Selling and administrative expenses was comparable in the third quarter and decreased $1.1 million or 15% in the first nine months of 2020, compared to the corresponding periods of 2019. For the first nine months, the most significant driver of this reduction was decreased payroll and payroll related expenses of $0.3 million or 8%, travel expenses of $0.3 million or 65% which were offset by an increase in our bad debt reserve in the amount of $93 thousand related to a customer that filed for Chapter 11 bankruptcy during the first quarter of fiscal 2020.

Goodwill impairment loss of $4.0 million was incurred in the second quarter of fiscal 2020. The Company determined that it was more likely than not that the estimated fair value of one of its 12 reporting units (Greenwald Industries) was below its carrying amount. The factors that led to this determination included additional competition, industry movement away from legacy products and intense competition in new mobile payment apps. This fundamental shift in lower cost payment systems away from the higher cost electronic smart card payment systems resulted in our belief that the carrying value of Greenwald exceeded its fair value. As a result, an independent valuation was conducted. The valuation estimated that the carrying value exceeded the fair value by approximately $4.0 million. Management has recognized this non-cash impairment charge in the second quarter of fiscal 2020. There were no goodwill impairment charges in the third quarter of 2020.

Metal Products Segment

Net sales in the Metal Products segment decreased $2.6 million or 37% in the third quarter and decreased $8.3 million or 37% in the first nine months of 2020 compared to the corresponding periods of 2019. Sales of our mining products decreased by 40%, while sales of industrial casting products decreased by 36%, in the third quarter of 2020, and mining products declined 39% and industrial castings declined 36% for the first nine months of 2020, compared to the corresponding periods of 2019. Mining sales in the third quarter improved by 24% from the second quarter of 2020 as mines began opening after closing due to COVID-19 and sales of mining products in the first nine months of 2020 were impacted by a combination of growing renewable energy capacity and extremely low natural gas prices which led utilities to cut back on coal usage in addition to COVID-19, which forced many mine closures resulting in further loss of sales. Sales of industrial castings in the first nine months of fiscal 2020 were negatively impacted by the loss of a customer who had temporarily sourced products from us during 2019 due to a fire at its facility in 2018 that temporarily shut down production of product that would otherwise have been sourced internally and continued softness in the oil, water, gas, rail and construction markets.

Cost of products sold decreased $1.4 million or 23% in the third quarter and decreased $5.2 million or 26% for the first nine months of 2020 compared to the corresponding periods of 2019, as a result of lower sales volume. Raw materials decreased $0.5 million or 20% in the third quarter and decreased $1.9 million or 22% in the first nine months of 2020 compared to the corresponding periods of 2019. Payroll and payroll related expenses decreased $0.6 million or 28% in the third quarter and decreased $1.9 million or 26% in the first nine months of 2020 compared to the corresponding periods of 2019.

Gross margin as a percentage of net sales was a negative 6% in the third quarter and a negative 4% for the first nine months of 2020 compared to 13% and 11% in the corresponding periods of 2019. Due to the high fixed operating cost structure of operating a foundry and the severe reduction in sales productive capacity could not be consumed resulting in the negative gross margin.

Selling and administrative expenses increased 4% in the third quarter and decreased $0.1 million or 9% for the first nine months of 2020 compared to the corresponding periods of 2019. The third quarter increase relates to pension costs. For the first nine months of 2020 the decrease was from reduced payroll and payroll-related expenses of $0.1 million or 12% compared to the corresponding periods of 2019.

Liquidity and Sources of Capital

The Company generated approximately $16.7 million of cash from operations during the first nine months of fiscal 2020 compared to approximately $12.2 million during the first nine months of fiscal 2019. The Company allocated approximately $7.2 million of its cash for the acquisition of Hallink. Cash flow from operations coupled with cash at the beginning of the 2020 fiscal year was sufficient to fund capital expenditures, debt service, and dividend payments.

Additions to property, plant and equipment were approximately $2.0 million for the first nine months of fiscal 2020 and $1.9 million for the first nine months of fiscal 2019. As of October 3, 2020, there were approximately $0.1 million of outstanding commitments for capital expenditures.

The following table shows key financial ratios at the end of each specified period:

	Third Quarter 2020	Third Quarter 2019	Year End 2019
Current ratio	3.2	3.2	3.3
Average days’ sales in accounts receivable	53	54	51
Inventory turnover	3.8	4.3	4.2
Total debt to shareholders’ equity	89.5%	96.6%	93.7%

The following table shows important liquidity measures as of the balance sheet date for each specified period (in millions):

	Third	Third	Year
	Quarter	Quarter	End
	2020	2019	2019
Cash and cash equivalents
- Held in the United States	$13.8	$4.5	$9.0
- Held by a foreign subsidiary	5.8	7.5	9.0
	19.6	12.0	18.0

Working capital	74.5	78.8	80.0
Net cash provided by operating activities	16.7	12.5	23.0
Change in working capital impact on net cash (used) in operating activities	3.2	(2.0)	(0.3)
Net cash provided (used) in investing activities	7.3	(83.1)	(85.8)
Net cash (used) in financing activities	(7.5)	68.9	(67.0)

Inventories of $49.4 million represent a decrease of 9.5% as of October 3, 2020 as compared to $54.6 million at the end of fiscal year 2019. Inventories decreased 6% in the first nine months of fiscal 2020, as compared to $52.8 million at the end of the first nine months of fiscal 2019. This was primarily due to the acquisition of Big 3 Precision. Accounts receivable, less allowances, were $34.2 million as of October 3, 2020, as compared to $37.9 million at 2019 fiscal year end and $43.5 million at the end of the first nine months of fiscal 2019.

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

Off-Balance Sheet Arrangements

As of the end of the fiscal quarter ended October 3, 2020, the Company does not have any transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons, as described by Item 303(a)(4) of Regulation S-K, that have or are reasonably likely to have a material current or future impact on the Company’s financial condition, results of operations, liquidity, capital expenditures, capital resources or significant components of revenues or expenses.

Non-GAAP Financial Measures

The non-GAAP financial measures we provide in this report should be viewed in addition to, and not as an alternative for, results prepared in accordance U.S. GAAP.

To supplement the consolidated financial statements prepared in accordance with U.S. GAAP, we have presented Adjusted EPS and Adjusted EBITDA, which are considered non-GAAP financial measures. The non-GAAP financial measures presented may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures in the same way. These measures are not substitutes for their comparable GAAP financial measures, such as net sales, net income, diluted earnings per common share, or other measures prescribed by U.S. GAAP, and there are limitations to using non-GAAP financial measures. We also present certain results “excluding Big 3 Precision” because we believe this allows for more effective comparability to the corresponding prior year period.

Adjusted EPS is defined as diluted earnings per share excluding, when they occur, the impacts of impairment losses and restructuring expenses. We believe that Adjusted EPS provides important comparability of underlying operational results, allowing investors and management to access operating performance on a consistent basis.

Adjusted EBITDA is defined as net income from continuing operations before interest expense, provision for income taxes, and depreciation and amortization. In addition to these adjustments, we exclude, when they occur, the impacts of impairment losses and restructuring expenses. Adjusted EBITDA is a tool that can assist management and investors in comparing our performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our underlying operations.

Reconciliation of expenses from GAAP to Non-GAAP EPS calculation

For the Three and Nine Months ended October 3, 2020 and September 28, 2019

	Three Months Ended				Nine Months Ended
	October 3, 2020		September 28, 2019		October 3, 2020		September 28, 2019

Net Income as reported per generally accepted accounting principles (GAAP)	$2,984,675		$4,193,082		$3,991,709		$8,293,815

Earnings Per Share as reported under generally accepted accounting principles (GAAP):
Basic	$0.48		$0.67		$0.64		$1.33
Diluted	$0.48		$0.67		$0.64		$1.33

Adjustments for one-time expenses
Goodwill impairment loss, net of tax	$-		$-		$-2,993,906	A	$-

Transaction expenses	-183,616	E	-765,543	G	-203,682	E	-1,183,943	G

Factory relocation, net of tax	-187,688	C	-		-187,688	C	-
Restructuring costs, net of tax	$-6,446	B	$-		$-214,851	B	$-2,036,642	D,F
	$-377,750		$-765,543		$-3,600,127		$-3,220,585

Adjustment to Net Income (related to one time expenses); (Non-GAAP)	$3,362,425		$4,958,625		$7,591,836		$11,514,400

Adjustment to Earnings per share (related to one time expenses); (Non-GAAP)
Basic	$0.54		$0.80		$1.22		$1.85
Diluted	$0.54		$0.79		$1.22		$1.84

A) Goodwill impairment
B) Cost incurred on disposition of Canadian Commercial Vehicles
C) Cost incurred on relocation of factory in Reynosa, Mexico
D) Cost incurred on the relocation of Composite Panels Technology
E) Cost incurred in the acquisition of Hallink RSB, Inc.
F) Costs incurred in the closure of Road IQ in Bellingham, WA
G) Costs incurred on the acquisition of Big 3 Precision

Use of Non-GAAP Financial Measures

To supplement our consolidated financial statements presented in accordance with generally accepted accounting principles in the United States (“GAAP”), we disclose certain non-GAAP financial measures including adjusted net income and adjusted earnings per diluted share. Adjusted net income and adjusted earnings per diluted share exclude one time related expenses.  These measures are not in accordance with GAAP.

Management uses such measures to evaluate performance period over period, to analyze the underlying trends in our business including our business segments, to assess our performance relative to our competitors, and to establish operational goals and forecasts that are used in allocating resources. These financial measures should not be considered in isolation from, or as a replacement for, GAAP financial measures.

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

Reconciliation of expenses from GAAP to Non-GAAP EBITDA calculation

For the Three and Nine Months ended October 3, 2020 and September 28, 2019

	Three Months Ended				Nine Months Ended
	October 3, 2020		September 28, 2019		October 3, 2020		September 28, 2019

Net Income/(loss) as reported per generally accepted accounting principles (GAAP)	$2,984,675		$4,193,082		$3,991,709		$8,293,815

Interest expense	647,066		420,377		2,081,283		974,536

Provision for/(benefit from) income taxes	969,774		1,295,575		1,309,295		2,535,033

Depreciation and amortization	2,093,976		1,416,165		6,144,226		3,807,479

Goodwill impairment loss	-		-		4,002,548	A	-

Factory relocation	250,920	C	-		250,920	C	-

Restructuring costs	8,618	B	-		287,234	B	2,651,877	D,F

Transaction costs	183,616	E	765,543	G	203,682	E	1,183,943	G

Adjusted EBITDA	$7,138,645		$8,090,742		$18,270,897		$19,446,683

A) Goodwill impairment
B) Cost incurred on disposition of Canadian Commercial Vehicles
C) Cost incurred on relocation of factory in Reynosa, Mexico
D) Cost incurred on the relocation of Composite Panels Technology
E) Cost incurred in the acquisition of Hallink RSB, Inc.
F) Costs incurred in the closure of Road IQ in Bellingham, WA
G) Costs incurred in the acquisition of Big 3 Precision

Use of Non-GAAP Financial Measures

To supplement our consolidated financial statements presented in accordance with generally accepted accounting principles in the United States (“GAAP”), we disclose certain non-GAAP financial measures including adjusted net income and adjusted earnings per diluted share. Adjusted net income and adjusted earnings per diluted share exclude one time related expenses.  These measures are not in accordance with GAAP.

Management uses such measures to evaluate performance period over period, to analyze the underlying trends in our business including our business segments, to assess our performance relative to our competitors, and to establish operational goals and forecasts that are used in allocating resources. These financial measures should not be considered in isolation from, or as a replacement for, GAAP financial measures.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of the Company’s status as a smaller reporting company pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is not required to provide the information under this Item 3 of Form 10-Q pursuant to Item 305 of Regulation S-K.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of October 3, 2020, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 240.15d-15(e)) pursuant to Exchange Act Rule 13a-15. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO have concluded that these controls and procedures are effective at the “reasonable assurance” level as of October 3, 2020.

Changes in Internal Control Over Financial Reporting:

During the period covered by this Quarterly Report on Form 10-Q, there were no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company is a party to various legal proceedings from time to time related to its normal business operations. As of the end of the quarter ended October 3, 2020, the Company does not have any material pending legal proceedings, other than as set forth below.

In 2016, the Company created a plan to remediate a landfill of spent foundry sand maintained at the Company’s metal casting facility in New York. This plan was agreed to by the New York State Department of Environmental Conservation (the “NYSDEC”) on March 27, 2018. Based on estimates provided by the Company’s environmental engineers, the anticipated cost to remediate and monitor the landfill was $430,000. The Company accrued for and expensed the entire $430,000 in the first quarter of 2018 and fiscal 2017. In the Fall of 2018, detailed construction drawings were prepared by an outside consultant in conjunction with informal progress reviews by the NYSDEC. Long-term groundwater monitoring commenced in April 2019. Verbal approval for the closure plan was received from the NYSDEC in May 2019. Written approval was received in October of 2020. Construction of the closure remedies, including improved drainage system, regrading, and installation of a low permeability cap, is anticipated in November of 2020. In the fourth quarter of 2020, following the completion of construction work, a closure report and maintenance plan is expected to be prepared for the NYSDEC. This closure report and maintenance plan documents the work done and requests acknowledgment of satisfactory completion of the Order on Consent between Frazer and Jones, and the NYSDEC.

ITEM 1A – RISK FACTORS

The Company’s business is subject to a number of risks, some of which are beyond its control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the Company’s shareholders should carefully consider the risk factors discussed in Part I, Item 1A “Risk Factors” of the Company’s 2019 Form 10-K, as amended by Part II, Item 1A, “Risk Factors” of the Company’s Quarterly Reports on Form 10-Q filed on May 6, 2020 and August 5, 2020. These risk factors could have a material adverse effect on the Company’s business, results of operations, financial condition and/or liquidity and could cause our operating results to vary significantly from period to period. In light of recent developments relating to the COVID-19 pandemic, the Company is supplementing the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in our 2019 Form 10-K, as amended by Part II, Item 1A, “Risk Factors” of the Company’s Quarterly Reports on Form 10-Q filed on May 6, 2020 and August 5, 2020, to include the following risk factor:

RISK RELATED TO COVID-19

The Company’s business has been and is expected to continue to be negatively impacted by the ongoing coronavirus (COVID-19) pandemic.

As a result of the COVID-19 pandemic, the Company has experienced and can be expected to continue to experience disruptions to its business, its operations, the delivery of its products and customer demand for its products, including the following:

•

The Company has operations in Shanghai and Dongguan, China that were adversely affected by the impact of COVID-19. The virus interfered with the ability of Company employees and suppliers to conduct business. We source approximately 10% of our products and components from China. As a result of government mandated shutdowns at the Company’s and its suppliers’ factories in China, many of the products ordered were delayed by approximately 4 to 6 weeks, which resulted in corresponding delays in delivery of the Company’s products to its customers. These delays had an adverse impact on our business, operations, fulfillment of production requirements and operating results. There may be similar delays in the future as a result of the COVID-19 pandemic, which may have an adverse impact on our business, operations, fulfillment of production requirements and operating results.

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

•	Many of the Company’s customers in both automotive and non-automotive industries experienced varying degrees of shutdowns beginning in the last week of March 2020, with some of these customers tentatively expected to begin reopening as soon as May 4, 2020. These temporary shutdowns have had and, for so long as they remain in place, are likely to continue to have, an adverse impact on demand for our products. A sustained decrease in demand would negatively impact our business, financial condition and operating results. In addition, the COVID-19 pandemic has had and may continue to have an adverse impact on the operations, financial results and finances of many of our customers, which has impacted and could continue to impact customer payment cycles and payments due from customers.

•	The broader economic impact of the COVID-19 pandemic, including any resurgences, may result in unfavorable operating earnings and cash flow generation in the months to follow. Current global economic conditions are highly volatile due to the COVID-19 pandemic, resulting in economic slowdowns that have caused and are likely to continue to cause contractions in some or all of the markets we serve, which has led to and is likely continued to lead to decreased demand for the Company’s products, which in turn is expected to negatively impact the Company’s financial condition and operating results. Other macroeconomic factors also remain dynamic, and any causes of market size contraction, including economic uncertainty related to the United Kingdom’s exit from the European Union, and overall economic slowdowns, could reduce the Company’s sales or erode operating margin, in either case reducing earnings. In addition, volatile global economic conditions may cause foreign exchange rate fluctuations, which could result in increases or decreases in earnings and may adversely affect the value of the Company’s assets outside the United States. Increased pricing in response to fluctuations in foreign currency exchange rates may offset portions of the currency impacts but could also have a negative impact on demand for the Company’s products, which would affect sales and profits. Exchange rate fluctuations could also increase pricing pressure and impair the ability of the Company’s products to compete with products imported from regions with favorable exchange rates.

•	Shutdowns or other restrictions imposed to slow the spread and resurgence of COVID-19 have impacted and may continue to impact the prices and availability of certain of the raw materials used in the production of the Company’s products, which could impair the Company’s ability to procure the required raw materials for its operations or increase the cost of manufacturing its products. If the price of raw materials increases, the Company may be unable to pass these increases on to its customers and could experience reductions to its profit margins. Also, any decrease in the availability of raw materials could impair the Company’s ability to meet production requirements in a timely manner or at all.

•	The Company’s management has been focused on mitigating the impact of the COVID-19 pandemic on our employees and operations, which has required and will continue to require a substantial investment of time and resources. This has resulted and can be expected to continue to result in a diversion of management attention and resources away from strategic, initiatives, new business opportunities, potential acquisitions, and the overall profitability of our business, and the Company cannot predict how long this may continue.

•	The economic downturn has resulted and could continue to result in the carrying value of goodwill or other intangible assets exceeding their fair value, which has required and could continue to require the Company to recognize asset impairment.

•	To the extent the Company draws under the revolving portion of the Credit Agreement, debt of the Company would increase. Such an increase in indebtedness could adversely affect the Company’s financial results or ability to incur additional debt and could negatively impact credit ratings. The continuing impact of the COVID-19 pandemic, including any resurgences, could also negatively impact the Company’s compliance with the financial covenants under the Credit Agreement or the interest rate of borrowings under the Credit Agreement. In addition, as a result of the risks described above, the Company may in the future be required to raise additional debt or equity financing, and the availability, terms and cost of such financing would depend on, among other things, global economic conditions, conditions in the global financing markets, trading prices of the Company’s common stock, the credit ratings of the Company, and the outlook for the industries in which the Company operates, all of which could be negatively impacted by the COVID-19 pandemic, including the extent of any resurgences. There can be no assurance that such financing would be available on acceptable terms, in sufficient quantities, or at all.

34

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

In addition, any of the risks and uncertainties set forth in Part I, Item 1A of the 2019 Form 10-K, as amended by Part II, Item 1A of the Company’s Quarterly Reports on Form 10-Q filed on May 6, 2020 and August 5, 2020, can be expected to be further heightened by the COVID-19 pandemic and have a material adverse effect on the Company’s business, prospects, financial condition, results of operations and capital resources.

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

101)

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended October 3, 2020 and September 28, 2019; (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended October 3, 2020, and September 28, 2019; (iii) Condensed Consolidated Balance Sheets (Unaudited) as of October 3, 2020 and December 28, 2019; (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended October 3, 2020 and September 28, 2019; and (iv) Notes to the Condensed Consolidated Financial Statements (Unaudited).**

104)	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101). **

___________

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE EASTERN COMPANY
(Registrant)

DATE: November 9, 2020	/s/August M. Vlak
August M. Vlak President and Chief Executive Officer

DATE: November 9, 2020	/s/John L. Sullivan III
John L. Sullivan III Vice President and Chief Financial Officer

