Form 10-K
period 2021-01-02
EASTERN CO
filed 2021-03-16
CIK 31107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended January 2, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☒

As of June 27, 2020, the last day of registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $90,636,265 (based on the closing sales price of the registrant’s common stock on the last trading date prior to that date). Shares of the registrant’s common stock held by each officer and director and shares held in trust by the pension plans of the Company have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 15, 2021, 6,247,981 shares of the registrant’s common stock, no par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the Company’s 2021 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after January 2, 2021.

The Eastern Company

Form 10-K

FOR THE FISCAL YEAR ENDED JANUARY 2, 2021

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES

LITIGATION REFORM ACT OF 1995

Statements contained in this Annual Report on Form 10-K of The Eastern Company (together with its consolidated subsidiaries, unless otherwise specified or suggested by the context, the “Company,” “Eastern,” “we,” “us,” or “our”) that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms or variations of those terms or the negative of those terms. There are many factors that affect the Company’s business and the results of its operations and that may cause the actual results of operations in future periods to differ materially from those currently expected or anticipated. These factors include, but are not limited to: effects of the COVID-19 pandemic and the measures being taken to limit the spread and resurgence of COVID-19, including supply chain disruptions, delays in delivery of our products to our customers, impact on demand for our products, reductions in production levels, increased costs, including costs of raw materials, the impact on global economic conditions, the availability, terms and cost of financing, including borrowings under the credit arrangements or agreements, and risks associated with employees working remotely or operating with reduced workforce; the scope and duration of the COVID-19 pandemic, including the extent of resurgences and how quickly and to what extent normal economic activity can resume; the timing of the development and distribution of effective vaccine or treatment of COVID-19; risks associated with doing business overseas, including fluctuations in exchange rates and the inability to repatriate foreign cash, the impact on cost structure and on economic conditions as a result of actual and threatened increases in trade tariffs and the impact of political, economic and social instability; restrictions on operating flexibility imposed by the agreement governing our credit facility; the inability to achieve the savings expected from global sourcing of materials; the impact of higher raw material and component costs, particularly steel, plastics, scrap iron, zinc, copper and electronic components; lower-cost competition; our ability to design, introduce and sell new products and related components; market acceptance of our products; the inability to attain expected benefits from acquisitions or the inability to effectively integrate such acquisitions and achieve expected synergies; domestic and international economic conditions, including the impact, length and degree of economic downturns on the customers and markets we serve and more specifically conditions in the automotive, construction, aerospace, energy, oil and gas, transportation, electronic, commercial laundry, mining and general industrial markets; costs and liabilities associated with environmental compliance; the impact of climate change or terrorist threats and the possible responses by the U.S. and foreign governments; failure to protect our intellectual property; cyberattacks; and materially adverse or unanticipated legal judgments, fines, penalties or settlements; and other risks identified and discussed in Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K and that may be identified from time to time in our quarterly reports on Form 10-Q, current reports on Form 8-K and other filings we make with the Securities and Exchange Commission (the “SEC”). Although the Company believes it has an appropriate business strategy and the resources necessary for its operations, future revenue and margin trends cannot be reliably predicted and the Company may alter its business strategies to address changing conditions. Also, the Company makes estimates and assumptions that may materially affect reported amounts and disclosures. These relate to valuation allowances for accounts receivable and excess and obsolete inventories, accruals for pensions and other postretirement benefits (including forecasted future cost increases and returns on plan assets), provisions for depreciation (estimating useful lives), uncertain tax positions, and, on occasion, accruals for contingent losses. The Company undertakes no obligation to update, alter, or otherwise revise any forward-looking statements, whether written or oral, that may be made from time to time, whether as a result of new information, future events, or otherwise, except as required by law.

COVID-19 Update

As of January 2021, the Company’s operations have been significantly impacted by the COVID-19 pandemic and actions that have been taken to slow the spread and resurgence of COVID-19, and we expect the impact to continue for some time.

Across the Company, we have implemented a broad range of policies and procedures to ensure that employees at all of our locations remain healthy. Steps that we have taken to reduce the risk of COVID-19 to our employees include, among others: protecting employee health by instructing employees stay home if they exhibit symptoms of COVID-19; requiring employees to wear masks upon entry into the workplace; providing standard surgical masks, unless this conflicts with OSHA requirements; and educating employees on hand hygiene to help stop the spread. We maintain a clean work environment by frequently cleaning all touch points with products that meet EPA criteria for use against COVID-19; educating employees to clean their personal workspace at the beginning and the end of every shift; and providing hand sanitizer and disposable wipes.  We have minimized in-person contact between employees and with visitors; required essential employees who are able to work effectively from home, to work from home; developed and implemented practices for social distancing in our facilities; and reduced the number and size of in-person meetings.  We have eliminated all non-essential workplace travel, discouraged carpooling, and where we have multiple shifts, staggered shift start and stop times, break times, and lunchtimes to minimize congregations at the time clocks or break areas.  Where possible, we have closed or restricted break rooms and cafeterias or used extra rotations to reduce the number of employees in the break rooms or cafeterias at one time to achieve social distancing norms.  We continue to seek and implement additional methods to further reduce the risk of COVID-19 to our employees.

The Company has operations in Shanghai and Dongguan, China that were affected by the COVID-19 pandemic in the first six months of 2020. The virus led to a chain of events that interfered with our ability, and the ability of certain suppliers of ours, to conduct business. We source approximately 10% of our products and components from China. As a result of government mandated shutdowns at our facilities, and those of certain suppliers, in China, many of the products that we ordered were delayed by approximately four to six weeks, which resulted in delays in our product shipments to our customers through May 2020. By mid-March 2020, the COVID-19 pandemic spread across the United States, which precipitated the closure by government authorities of non-essential businesses. The majority of our businesses were deemed essential and accordingly remained open, but at reduced levels. Many of our customers operating in both automotive/transportation and non-automotive/transportation markets experienced varying degrees of shutdowns beginning in the last week of March 2020, and, on a case-by-case basis, began to reopen at various dates beginning in May 2020. We estimate the adverse financial impact of the COVID-19 pandemic on our fiscal year 2020 operating sales and profit to be approximately $26.8 million and $5.7 million reduction net of tax, respectively. The broader economic fallout caused by the COVID-19 pandemic may result in unfavorable operating earnings and cash flow generation in the months to follow.

Although we sustained delays and disruptions in the first quarter of 2020 to our supply chain and operations in China, the majority of our facilities returned to normal operations but at reduced levels from the second fiscal quarter of 2020 through the fourth fiscal quarter of 2020. We do not anticipate further disruption in our operations unless resurgence of the COVID-19 pandemic occurs, which could cause further disruptions in our business and could adversely affect our financial condition, results of operations and cash flow. In addition, the broader economic fallout caused by the COVID-19 pandemic may result in unfavorable operating earnings and cash flow generation in the months to follow, as a result of decreased consumer demand for our and our customers’ products. The future extent of the effect of the COVID-19 pandemic on our operational and financial performance will depend in large part on developments, that cannot be predicted with confidence at this time. Future developments include the ultimate duration, scope and severity of the pandemic and resurgences, actions that may continue to be taken to contain or mitigate the impact of the pandemic, such as the extent of restrictions on gatherings and travel, the impact on governmental programs and budgets, the development of treatments or vaccines, and the resumption of widespread economic activity. Although the inherent uncertainty of the crisis makes it difficult to predict with any confidence the likely impact of the COVID-19 pandemic on our future operations, the COVID-19 pandemic could continue to have a material adverse impact on our consolidated business, results of operations and financial condition. For a discussion of certain risk related to the COVID-19 pandemic, see Item 1A, Risk Factors, of this Form 10-K.

PART I

ITEM 1 BUSINESS

General Development of Business

The Eastern Company was incorporated under the laws of the State of Connecticut in October, 1912, succeeding a co-partnership established in October, 1858. The businesses of the Company design, manufacture and sell unique engineered solutions for industrial markets.

Today, the Company maintains 21 physical locations across North America, Europe, and Asia.

BUSINESS HIGHLIGHTS

On November 19, 2020 the Company sold its subsidiary Sesamee Mexicana, S.A. de C.V. (“Sesamee Mexicana”). Sesamee Mexicana designs and manufactures composite panels and distributes industrial hardware. Eastern has exited the composite panels business as part of its strategy to streamline its business.

On August 10, 2020 the Company acquired certain assets, including accounts receivable, inventories, furniture, fixtures and equipment, intellectual property rights and rights existing under all sales and purchase agreements, and assumed certain liabilities, of Hallink, RSB Inc. These assets are held in our subsidiary, Hallink Moulds, Inc. (“Hallink Moulds”). Hallink Moulds is a leader in innovative injection blow mold tooling and is a leading supplier of blow molds and change parts to the food, beverage, healthcare and chemical industries. Hallink Moulds specializes in the design, development and manufacture of 2-step stretch blow molds, and related components for the stretch blow molding industry offering integrated turnkey solutions to its customers worldwide. The total consideration for the acquisition of Hallink Moulds was approximately $7.2 million which was paid out of the Company’s cash reserves.

On June 15, 2020 the Company sold its subsidiary, the Canadian Commercial Vehicles Corporation (“CCV”). CCV designs and manufactures composite panels. Eastern has exited the composite panels business as part of its strategy to streamline its business.

On August 30, 2019, the Company and its newly-formed wholly-owned subsidiary, Eastern Engineered Systems, Inc., a Delaware corporation (“EES”) entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Big 3 Holdings, LLC, a Delaware limited liability company (“Seller”), Big 3 Precision Mold Services, Inc., a Delaware corporation and wholly-owned subsidiary of Seller (“Big 3 Mold”), Big 3 Precision Products, Inc., a Delaware corporation and wholly owned subsidiary of Seller (“Big 3 Products”), Industrial Design Innovations, LLC, a Delaware limited liability company and wholly-owned subsidiary of Big 3 Products (“Design Innovations”), Sur-Form, LLC, a Delaware limited liability company and wholly-owned subsidiary of Big 3 Products (“Sur-Form”), Associated Toolmakers LTD, a limited company formed under the laws of England and Wales and wholly-owned subsidiary of Big 3 Mold (“Associated Tool” and together with Big 3 Mold, Big 3 Products, Design Innovations and Sur-Form, collectively “Big 3 Precision”), TVV Capital Partners III, L.P., a Delaware limited partnership, TVV Capital Partners III-A, L.P., a Delaware limited partnership, Alan Scheidt, Todd Riley, Clinton Hyde, and Big 3 Holdings, LLC, a Delaware limited liability company, as the initial Seller Representative. On August 30, 2019, pursuant to the Stock Purchase Agreement, the Company, through EES, acquired all of the outstanding equity interests of Big 3 Products and Big 3 Mold Services, and indirectly through them, all of the outstanding equity interests in Design Innovations, Sur-Form and Associated, for an adjusted purchase cash price of $81.2 million (the “Big 3 Precision Acquisition”). The Big 3 Precision Acquisition was financed with a combination of $2.1 million of cash on hand, a credit agreement (the “Credit Agreement”) with Santander Bank, N.A., for itself and, People’s United Bank, National Association and TD Bank, N.A. as lenders, providing for a $100.0 million term loan and a $20.0 million revolving credit line. In connection with the Credit Agreement, the Company also used its cash to repay the remaining balance (approximately $19.1 million) of its then outstanding term loan with People’s United Bank National Association. Through its two divisions, Big 3 Products and Big 3 Mold, Big 3 Precision serves diverse markets including truck, automotive, plastic packaging products, consumer packaged goods and pharmaceuticals. In particular, Big 3 Products works with leading manufacturers to design and produce custom returnable packaging to integrate with their assembly processes. Big 3 Mold is a global leader in the design and manufacture of blow mold tools.

Description of Business

The Eastern Company manages industrial businesses that design, manufacture and sell unique engineered solutions to industrial markets. We believe Eastern’s businesses operate in industries with long-term macroeconomic growth opportunities. We look to acquire businesses that produce stable and growing earnings and cash flows. Eastern may pursue acquisitions in industries other than those in which its businesses currently operate if an acquisition presents an attractive opportunity.

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

The Company reports in two business segments: Engineered Solutions and Diversified Products.

Engineered Solutions

The Engineered Solutions segment consists of Big 3 Precision, including Big 3 Products and Big 3 Mold, Hallink Moulds, Inc., Associated Toolmakers LTD; Eberhard Manufacturing Company, Eberhard Hardware Manufacturing Ltd., Eastern Industrial Ltd, Illinois Lock Company/CCL Security Products, World Lock Company Ltd., Dongguan Reeworld Security Products Ltd., and World Security Industries Ltd. (together “Eberhard”); and Velvac Holdings (“Velvac”). These businesses design, manufacture and market a diverse product line of custom and standard vehicular and industrial hardware, including turnkey returnable packaging solutions, access and security hardware, mirrors, and mirror-cameras.

Big 3 Products and Big 3 Mold’s turnkey returnable packaging solutions are used in the assembly processes of vehicles, aircraft and durable goods and in the production processes of plastic packaging products, packaged consumer goods and pharmaceuticals. Big 3 Products works with leading manufacturers to design and produce custom returnable packaging to integrate with their assembly processes. Big 3 Mold is a global leader in the design and manufacture of blow mold tools. Hallink Moulds is a leader in innovative injection blow mold tooling and is a leading supplier of blow molds and change parts to the food, beverage, healthcare and chemical industry. Hallink specializes in the design, development and manufacture of 2-step stretch blow molds, and related components for the stretch blow molding industry offering integrated turnkey solutions to its customers worldwide.

In 2020, we combined all businesses associated with the Eberhard Manufacturing Company and The Illinois Lock Company to create Eberhard, a global leader in the engineering and manufacturing of access and security hardware. Eberhard offers a standard product line of rotary latches, compression latches, draw latches, hinges, camlocks, key switches, padlocks, and handles among other products, as well as comprehensive development and program management services for custom electromechanical and mechanical systems designed for specific original equipment manufacturers (“OEMs”) and customer applications. Eberhard’s products are found in an expansive range of applications and products globally.

Velvac is the premier designer and manufacturer of proprietary vision technology for OEMs and aftermarket applications, and a leading provider of aftermarket components to the heavy-duty truck market in North America. Velvac serves diverse, niche segments within the heavy- and medium-duty truck, motorhome, and bus markets.

Diversified Products

The Diversified Products segment consists of Frazer & Jones; Greenwald Industries (“Greenwald”); and Argo EMS (formerly Argo Transdata). Frazer & Jones designs and manufactures high quality ductile and malleable iron castings. Products include valves, torque screws, bean clamps and concrete anchors. These products are sold to a wide range of industrial markets, including the oil, water and gas; truck/automotive rail, and military/aerospace. The Company believes that Frazer & Jones is the largest and most efficient producer of expansion shells for use in supporting the roofs of underground mines in North America. Greenwald designs, manufactures and markets payment systems and coin security products used primarily in the commercial laundry market. Greenwald’s products include timers, drop meters, coin chutes, money boxes, meter cases, mobile payment apps, smart cards, value transfer stations, smart card readers, card management software, and access control units. Argo EMS supplies printed circuit boards and other electronic assemblies to OEMs in various industries, including measurement systems, semiconductor equipment manufacturing, and industrial controls, medical and military products.

Human Capital

We believe our success depends on the skills, experience, and industry knowledge of our key talent. As such, our management team places significant focus and attention on the attraction, development, and retention of employees, as well as ensuring our corporate culture reflects Eastern’s values, and our Board of Directors (our “Board) provides oversight for various employee initiatives. Eastern values and Code of Business Conduct and Ethics guide our actions, reflect our culture, and drive our performance. We have made and continue to make investments in training and we have well-established performance management process.

The health and safety of our employees is also a top priority. Our focus on the reduction of injuries and illnesses has significantly improved our safety performance. We have attained these improvements by fostering a global safety culture supported with regular training and education that includes robust systems and philosophies centered on personal responsibility and accountability. The Board established an Environment, Health and Safety Committee in 2019. There is a high-level of leadership engagement, ensuring installation and maintenance of appropriate safety equipment at all of our manufacturing sites worldwide combined with vigorous reviews of root causation and systemic corrective actions of any safety incidents that may occur.

In response to the emergence of COVID-19 in early 2020, we implemented a proactive internal procedure and complied with local, federal and international governmental guidance that has enabled us to operate safely. Each of our facilities continues to adhere to these practices, and we have also adjusted our remote worker safety procedures to ensure that remote employees are better integrated into our safety and health systems.

An engaged, innovative, skilled, and collaborative workforce is critical to our continued leadership in the design and manufacture of unique engineered solutions to industrial markets. We operate globally under policies and programs that provide competitive wages, benefits, and terms of employment. We are committed to efforts to increase diversity and foster an inclusive work environment that supports our global workforce through recruiting efforts and equitable compensation policies.

Employee levels are managed to align with business demand and management believes it currently has sufficient human capital to operate its business successfully. As of January 2, 2021, we employed 1,323 full-time employees; 788 in the United States and 535 in other countries. Approximately 53% of employees in the United States are represented by collective bargaining agreements. We believe that our relations with employees, unions and works’ councils are good.

General

Patent and trademark protection for the various product lines of the Company is limited, but the Company believes patents and trademark protection is sufficient to protect the Company’s competitive positions. Patent durations are from 3 to 20 years. No business segment is dependent on any patent nor would the loss of any patent have any material adverse effect on the Company’s business.

During the fourth quarter of 2020, the Company announced certain organizational changes that will impact our future internal reporting and reportable segments. As a result of these changes, we have combined the Illinois Lock Company and Dongguan Reeworld Security Products, Ltd. with the former Industrial Hardware segment to form the Engineered Solutions Segment. We have also combined the Frazer & Jones Company, Greenwald Industries, and Argo EMS to form the Diversified Products segment.

The Engineered Solutions and Diversified Product segments will be the reportable segments in 2020. These changes are effective for financial reporting purposes from the beginning of fiscal year 2020.

See Note 12, Reportable Segments, in Item 8, Financial Statements and Supplementary Data, for our financial information by segment.

Neither of the Company’s segments is seasonal.

Customers for both segments are broad-based by geography and by market, and sales are generally not highly concentrated by customer. Foreign sales were not significant.

The Company encounters competition in both its business segments. Imports from Asia and Latin America with favorable currency exchange rates and low-cost labor have created additional pricing pressure. The Company competes successfully by offering high quality custom engineered products on a timely basis. To compete, the Company deploys internal engineering resources, maintains cost effective manufacturing capabilities through its wholly-owned Asian subsidiaries, expands its product lines through product development and acquisitions, and maintains sufficient inventory for fast turnaround of customer orders.

The Company does not anticipate that compliance with federal, state or local environmental laws or regulations are likely to have a material effect on the Company’s capital expenditures, earnings or competitive position.

The Company obtains materials from nonaffiliated domestic, Asian affiliated and Asian nonaffiliated sources. Raw materials and outside services were affected by COVID-19 for some of the Company’s businesses during the first six months of 2020. We expect raw materials and outside services to be readily available in 2021 and the foreseeable future, unless resurgence of the COVID-19 pandemic occurs, which could cause further disruptions in our supply chain.

The Company’s ratio of working capital to sales was 29.6% in 2020 and 28.1% in 2019. Working capital includes cash held in various foreign subsidiaries. With the passage of 2017 tax legislation cash previously held in foreign countries can be repatriated back to the United States and used for other business needs thus reducing working capital needs further. Other factors affecting working capital include our average days’ sales in accounts receivable, inventory turnover ratio and payment of vendor accounts payable. In some cases, the company must hold extra inventory due to extended lead time in receiving products ordered from our foreign subsidiaries to ensure product is available for our customers. The Company continues to monitor working capital needs with the goal of reducing our ratio of working capital to sales.

Available Information

The Company makes available, free of charge through its Internet website at http://www.easterncompany.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The Company’s reports filed with, or furnished to, the SEC are also available on the SEC’s website at www.sec.gov.

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

Risks Related to Our Business

The Company’s business has been and is expected to continue to be negatively impacted by the ongoing coronavirus (COVID-19) pandemic.

As a result of the COVID-19 pandemic, the Company has experienced and could continue to experience disruptions to its business, its operations, the delivery of its products and customer demand for its products, including the following:

•

The Company has operations in Shanghai and Dongguan, China that were adversely affected by the COVID-19 pandemic in the first six months of 2020. The virus led to a chain of events that interfered with our ability, and the ability of certain suppliers of ours, to conduct business. We source approximately 10% of our products and components from China. As a result of government mandated shutdowns at our facilities, and those of certain suppliers in China, many of the products that we ordered were delayed by approximately four to six weeks, which resulted in delays in our product shipments to our customers through May 2020. These delays had an adverse impact on our business, operations, fulfillment of production requirements and operating results. There may be similar delays in the future as a result of resurgences of the COVID-19 pandemic, which may have an adverse impact on our business, operations, fulfillment of production requirements and operating results.

•	By mid-March 2020, the COVID-19 pandemic spread across the United States, which precipitated the closure by government authorities of non-essential businesses. The majority of the Company’s businesses were deemed essential and accordingly remained open, but at reduced levels. This reduction in operations exacerbated delays in delivery of customer orders in the second and third quarters of 2020. Any resurgence of COVID-19 could result in reduced operations and could impair the Company’s ability to meet production requirements in a timely manner or at all. These effects have had and could to continue to have an adverse impact on the Company’s business, financial condition and operating results.

•	Many of the Company’s customers in both automotive/transportation and non-automotive/transportation markets experienced varying degrees of shutdowns beginning in the last week of March 2020, and, on a case-by-case basis, began to reopen at various dates beginning in May 2020. These temporary shutdowns have had an adverse impact on demand for our products. A sustained decrease in demand would negatively impact our business, financial condition and operating results. In addition, the COVID-19 pandemic has had and may continue to have an adverse impact on the operations, financial results and finances of many of our customers, which has impacted and could continue to impact customer payment cycles and payments due from customers.

•	The broader economic impact of the COVID-19 pandemic, including resurgences, may continue to result in unfavorable operating earnings and cash flow generation in the months to follow. Current global economic conditions are highly volatile due to the COVID-19 pandemic, resulting in economic slowdowns that have caused and are likely to continue to cause contractions in some or all of the markets we serve, which has led to and may continue to lead to decreased demand for the Company’s products, which in turn has, and may continue to negatively impact the Company’s financial condition and operating results. Other macroeconomic factors also remain dynamic, and any causes of market size contraction, including economic uncertainty related to the United Kingdom’s exit from the European Union, and overall economic slowdowns, could reduce the Company’s sales or erode operating margin, in either case reducing earnings. In addition, volatile global economic conditions may cause foreign exchange rate fluctuations, which could result in increases or decreases in earnings and may adversely affect the value of the Company’s assets outside the United States. Increased pricing in response to fluctuations in foreign currency exchange rates may offset portions of the currency impacts but could also have a negative impact on demand for the Company’s products, which would affect sales and profits. Exchange rate fluctuations could also increase pricing pressure and impair the ability of the Company’s products to compete with products imported from regions with favorable exchange rates.

•	Shutdowns and other restrictions imposed to slow the spread and resurgence of COVID-19 have impacted and may continue to impact the prices and availability of certain of the raw materials used in the production of the Company’s products, which could impair the Company’s ability to procure the required raw materials for its operations or increase the cost of manufacturing its products. The Company may be unable to pass increases in the cost of raw materials on to its customers and could experience reductions to its profit margins. Also, any decrease in the availability of raw materials could impair the Company’s ability to meet production requirements in a timely manner or at all.

•	The Company’s management has been focused on mitigating the impact of the COVID-19 pandemic on our employees and operations, which has required and will continue to require a substantial investment of time and resources. This has resulted and can be expected to continue to result in a diversion of management attention and resources away from strategic initiatives, new business opportunities, potential acquisitions, and the overall profitability of our business, and the Company cannot predict how long this may continue.

•	The economic downturn has resulted and could continue to result in the carrying value of goodwill or other intangible assets exceeding their fair value, which has required and could continue to require the Company to recognize asset impairment.

•	To the extent the Company draws under the revolving portion of the Credit Agreement, debt of the Company would increase. Such an increase in indebtedness could adversely affect the Company’s financial results or ability to incur additional debt and could negatively impact credit ratings. The continuing impact of the COVID-19 pandemic, including any resurgences, could also negatively impact the Company’s compliance with the financial covenants under the Credit Agreement or the interest rate of borrowings under the Credit Agreement. In addition, as a result of the risks described above, the Company may in the future be required to raise additional debt or equity financing, and the availability, terms and cost of such financing would depend on, among other things, global economic conditions, conditions in the global financing markets, trading prices of the Company’s common stock, the credit ratings of the Company, and the outlook for the industries in which the Company operates, all of which could be negatively impacted by the COVID-19 pandemic, including the extent of any resurgences. There can be no assurance that such financing would be available on acceptable terms, in sufficient quantities, or at all.

•	Pension plan funded status, the ratio of plan assets over plan liabilities, is largely influenced by current market conditions. To the extent asset returns and interest rates, which are used to discount future plan benefits, change from prior measurement periods, the plan’s funded ratio has the potential to change significantly.

The COVID-19 pandemic continues to evolve rapidly, and additional material impacts and disruptions are likely to occur. The factors described above, which may worsen, and other factors that the Company cannot predict, can be expected to have a material adverse impact on the business, operations, financial results and capital resources of the Company. The ultimate impact of the COVID-19 pandemic on the Company is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted, including, but limited to: (i) the duration of the pandemic, including: (a) the extent of resurgences particularly in those regions that were previously impacted, but are now reopening, (b) new outbreaks in the regions previously unaffected and (c) how quickly and to what extent normal economic activity can resume; (ii) additional or modified government actions; (iii) the timing of vaccine distribution and the development and distribution of effective treatments for COVID-19; (iv) new information that may emerge concerning the severity and impact of the COVID-19 pandemic and (v) the actions taken to contain the COVID-19 pandemic or address its impact in the short and long term, among others. We do not yet know and cannot predict the full extent of impacts on the business, operations, financial results and capital resources of the Company.

Our financial and operating performance may be adversely affected by epidemics and other health related issues.

Our business and financial and operating performance have been and are expected to continue to be materially adversely affected by the COVID-19 pandemic, and could be materially and adversely affected by the outbreak of other epidemics and other health related issues. As a result of the ongoing novel coronavirus, the Company’s operations in China, Hong Kong and Taiwan experienced a slowdown or temporary suspension in production. Our business could be materially and adversely affected in the event of another slowdown or suspension for a long period of time. During such epidemic outbreak, China, Hong Kong or Taiwan may adopt certain hygiene measures similar to those adopted in response to COVID-19, including quarantining visitors from places where any of the contagious diseases are rampant. Those restrictive measures may adversely affect and slow down economic development during that period. Any prolonged restrictive measures in order to control the contagious disease or other adverse public health developments in China, Hong Kong or Taiwan may have a material adverse effect on our business, financial condition and results of operations.

Indebtedness may affect our business and may restrict our operating flexibility.

As of January 2, 2021, the Company had $88,694,000 in total consolidated indebtedness. Subject to restrictions contained in the Credit Agreement, the Company may incur additional indebtedness in the future, including indebtedness incurred to finance acquisitions. The level of indebtedness and servicing costs associated with that indebtedness could have important effects on our operation and business strategy. For example, the indebtedness could:

•	Place the Company at a competitive disadvantage relative to the Company’s competitors, some of which have lower debt service obligations and greater financial resources;
•	Limit the Company’s ability to borrow additional funds;
•	Limit the Company’s ability to complete future acquisitions;
•	Limit the Company’s ability to pay dividends;
•	Limit the Company’s ability to make capital expenditures; and
•	Increase the Company’s vulnerability to general adverse economic and industry conditions.

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

On July 27, 2017, the Financial Conduct Authority (the “FCA”) (the authority that regulates LIBOR) announced that it would phase out LIBOR by the end of 2021. The ICE Benchmark Administration (the “IBA”) recently announced market consultation regarding the extension of US dollar LIBOR tenors through June 30, 2023 which the FCA supports. The Alternative Reference Rates Committee (the “ARRC”), a financial industry group convened by the Federal Reserve Board has recommended the use of the Secured Overnight Financing Rate (“SOFR”) to replace LIBOR. The difference between LIBOR and SOFR is that LIBOR is a forward-looking rate which means the interest rate is set at the beginning of the period with payment due at the end. SOFR is a backward-looking overnight rate which have implications for how interest and other payments are based. Changes in the method of calculating the replacement of LIBOR with an alternative rate or benchmark are still in flux and once an alternative rate or benchmark is adopted, may adversely affect interest rates and result in higher borrowing costs. This could materially and adversely affect the Company’s results of operations, cash flows and liquidity. We cannot predict the effect of the potential changes to LIBOR or the establishment and use of alternative rates or benchmarks at this time. We are working with our senior lender and may need to renegotiate our credit facilities as LIBOR phases out in June 2023.

Risks Related to Competition and Global Operations

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

The Company is also subject to the impacts of political, economic and social instability. For example, the United Kingdom’s withdrawal from the European Union, commonly referred to as “Brexit,” was completed on December 31, 2020. There remains significant uncertainty about the impact of Brexit on the free movement of goods, services, and people between the United Kingdom and the European Union, and Brexit could result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. The uncertainty surrounding the United Kingdom’s withdrawal and its consequences, as well as any deterioration in economic conditions, could adversely impact consumer and investor confidence, and the level of consumer purchases of discretionary items and retail products, including our products. Any of these effects, among others, could materially adversely affect our business, results of operations, and financial condition.

Additionally, Brexit has contributed to the volatility of the U.S. dollar against foreign currencies in which the Company conducts business. Because the Company translates revenue denominated in foreign currency into U.S. dollars for its financial statements, during periods of a volatile U.S. dollar, the Company’s reported earnings from foreign operations are affected. As a result of Brexit, there may be further periods of volatility in the currencies in which the Company conducts business.

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

The Company obtains raw materials used in the production of its products from domestic, Asian affiliated and nonaffiliated sources. On January 15, 2020, the U.S. and China signed the U.S.-China Phase One trade deal which, among other things, rolls back tariffs on $120 billion of Chinese products from 15% to 7.5% effective February 14, 2020. The U.S. agreed not to proceed with the 15% tariffs on $160 billion of consumer goods which were scheduled to take effect December 15, 2019. However, the 25% tariffs on $250 billion of Chinese imports will remain in effect subject to further reductions depending on the progress of future negotiations. If China does not follow through its agreed upon commitments and tariffs are reinstated on $550 billion of Chinese products at the 25% rate, it could result in a loss of business and possible reduced margins for the Company, if the tariffs cannot be fully offset by higher selling prices.

Changes in competition in the markets that the Company services could impact revenues and earnings.

Any change in competition may result in lost market share or reduced prices, which could result in reduced profits and margins. This may impair the ability to grow or even maintain current levels of revenues and earnings. The loss of certain customers could adversely affect the Company’s business, financial condition or results of operations until such business is replaced, and no assurances can be made that the Company would be able to regain or replace any lost customers.

Risks Related to Acquisitions and Organic Growth

The inability to develop new products could limit growth.

Demand for new products and the inability to develop and introduce new competitive products at favorable profit margins could adversely affect the Company’s performance and prospects for future growth, and the Company would not be positioned to maintain current levels of revenues and earnings. The uncertainties associated with developing and introducing new products, such as the market demands and the costs of development and production, may impede the successful development and introduction of new products. Acceptance of the new products may not meet sales expectations due to several factors, such as the Company’s potential inability to accurately predict market demand or to resolve technical issues in a timely and cost-effective manner. Additionally, the inability to develop new products on a timely basis could result in the loss of business to competitors.

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

We may be unable to successfully execute or effectively integrate acquisitions of any businesses we may acquire in the future.

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

Risks Related to Technology and Information Security

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

Litigation, Compliance and Regulatory Risks

Delays in, or disagreements with the Company’s independent registered public accounting firm regarding, the Company’s evaluation of its internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on the market price of the Company’s stock or its borrowing ability. In addition, future changes in operating conditions could result in inadequate internal control over financial reporting.

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

From time to time, the Company’s operations are parties to or targets of lawsuits, claims, investigations and proceedings, including product liability, personal injury, patent and intellectual property, commercial, contract, and environmental and employment matters, which are defended and settled in the ordinary course of business. Any litigation to which the Company may be subject could have a material adverse effect on its business, financial condition or results of operations. See Item 3 – Legal Proceedings in this Form 10-K for a discussion of current litigation.

The Company could be subject to additional tax liabilities.

The Company is subject to income tax laws of the United States, its states and municipalities and those of other foreign jurisdictions in which the Company has business operations. These laws are complex and subject to interpretations by the taxpayer and the relevant governmental taxing authorities. Significant judgment and interpretation are required in determining the Company’s worldwide provision for income taxes. In the ordinary course of business, transactions arise where the ultimate tax determination is uncertain. Although the Company believes that our tax estimates are reasonable, the final outcome of tax audits and any related litigation could be materially different from that which is reflected in historical income tax provisions and accruals. Based on the status of a given tax audit or related litigation, a material effect on the Company’s income tax provision or net income may result during the period or periods from the initial recognition of a particular matter in the Company’s reported financial results to the final closure of that tax audit or settlement of related litigation when the ultimate tax and related cash flow is known with certainty.

General Risk Factors

The Company’s goodwill or indefinite-lived intangible assets may become impaired, which could require a significant charge to earnings to be recognized.

Under accounting principles generally accepted in the United States, goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment at least annually. Future operating results used in the assumptions, such as sales or profit forecasts, may not materialize, and the Company has been and could in the future be required to record a significant charge to earnings in the financial statements during the period in which any impairment is determined, resulting in an unfavorable impact on our results of operations. For example, approximately $1 million of goodwill was impaired and written off the books in December 2020 in connection with the closing of operations of Eberhard Hardware Manufacturing Ltd. in Ontario, Canada. Numerous assumptions are used in the evaluation of impairment, and there is no guarantee that the Company’s independent registered public accounting firm would reach the same conclusion as the Company or an independent valuation firm, which could result in a disagreement between management and the Company’s independent registered public accounting firm.

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

In order to attract and retain executives and other key employees, the Company must provide a competitive compensation package. If the Company’s profits decrease, or if the Company’s total compensation package is not viewed as competitive, the Company’s ability to attract, retain and motivate executives and key employees could be weakened. The failure to successfully hire and retain executives and key employees or the loss of any executives and key employees could have a significant impact on our operations.

The Company may not be able to reach acceptable terms for contracts negotiated with its labor unions and be subject to work stoppages or disruption of production.

During 2021, union contracts covering approximately 15% of the Company’s total workforce will expire. The Company has been successful in negotiating new contracts over the years, but cannot guarantee that will continue. Failure to negotiate new union contracts could result in the disruption of production, inability to deliver product or a number of unforeseen circumstances, any of which could have an unfavorable material impact on the Company’s results of operations or financial condition.

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

Although the Company is not dependent on any one customer, deterioration in several large customers at the same time could have an unfavorable material impact on the Company’s results of operations or financial condition. One customer exceeded 10% of total accounts receivable for 2020 and one customer exceeded 10% of total accounts receivable for 2019.

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

ITEM 1B UNRESOLVED STAFF COMMENTS

None.

ITEM 2 PROPERTIES

The corporate office of the Company owns an 8,000 square feet two-story brick building on 2.1 acres of land located in Naugatuck, Connecticut

All of the Company’s properties are owned or leased and are adequate to satisfy current requirements. All of the Company’s properties have the necessary flexibility to cover any long-term expansion requirements.

Engineered Solutions includes the following:

Big 3 Products in Centralia, Illinois owns 156,160 square feet of administrative and manufacturing space located in an industrial park. The single-story building is steel frame with steel siding and roof.

Big 3 Products in Dearborn, Michigan leases 86,250 square feet of building space. The building is made from industrial block. Approximately 6,000 square feet of office space is used for design engineers. The current lease expires on February 4, 2025.

Big 3 Products in Chesterfield, Michigan leases 45,000 square feet for a design and manufacturing facility. This building is industrial block and metal frame. The current lease expires on February 28, 2026.

Big 3 Mold in Holliston, Massachusetts leases 1,920 square feet of building space. The building is industrial block. The current lease expires on December 31, 2022.

Big 3 Mold in Millville, New Jersey owns 54,450 square feet of building space. The building is industrial block.

Big 3 Precision in Pleasant Hill, Missouri leases 1,000 square feet of office space. The building is metal frame. The current lease expires on April 2, 2022.

Big 3 Precision in Kimball, Michigan leases 3,500 square feet of building space. The current lease expires on April 30, 2022 with an option to renew for an additional twelve months.

Associated Tool, a wholly-owned subsidiary in Wrexham, Wales leases 5,000 square feet of building space. The building is industrial block and metal frame. The current lease expires on October 8, 2022.

Hallink Moulds, a wholly-owned subsidiary in Cambridge, Ontario, leases 15,000 square feet of building space. The building is industrial block and metal frame. The current lease expires on January 31, 2022.

Eberhard Manufacturing in Strongsville, Ohio owns 9.6 acres of land and a building containing 157,580 square feet, located in an industrial park. The building is steel frame, is one-story and has curtain walls of brick, glass and insulated steel panels. The building has two high bays, one of which houses two units of automated warehousing.

Eberhard Hardware Manufacturing Ltd., a wholly-owned Canadian subsidiary in Tillsonburg, Ontario, owns 4.4 acres of land and a building containing 31,000 square feet in an industrial park. The building is steel frame, is one-story, and has curtain walls of brick, glass and insulated steel panels. It is particularly suited for light fabrication, assembly and warehousing and is adequate for long-term expansion requirements.

Eastern Industrial Ltd., a wholly-owned subsidiary in Shanghai, China, leases brick and concrete buildings containing approximately 47,500 square feet of space that are located in both industrial and commercial areas. In 2016, Eastern Industrial, Ltd. entered into a six-year lease, which expires on March 31, 2022 and is renewable.

Illinois Lock Company/CCL Security Products owns 2.5 acres of land and a building containing 44,000 square feet in Wheeling, Illinois. The building is brick and is located in an industrial park.

The World Lock Co. Ltd. subsidiary leases 5,285 square feet of space in a building located in Taipei, Taiwan. The building is made from brick and concrete and is protected by a fire alarm and sprinklers. The current lease expires on October 31, 2023.

The Dongguan Reeworld Security Products Ltd. subsidiary was established in July 2013 to manufacture locks and hardware and leases 103,800 square feet of space in concrete buildings that are located in an industrial park in Dongguan, China. The current lease expires on May 31, 2022 and is renewable for a three-year period.

Velvac, Inc., a wholly-owned subsidiary in New Berlin, Wisconsin, leases a 98,000 square foot building. The building includes 17,000 square feet of office space and 81,000 square feet of warehousing and distribution operations. The current lease expires on May 31, 2024.

Velvac de Reynosa, S. De R.L De C.V., a maquiladora wholly-owned in Reynosa, Tamaulipas, Mexico, leases 150,000 square feet of building space located in an industrial park identified as Lots 2,3 and 4. The building is one level and is made from brick and concrete. The current lease expires on December 1, 2030.

Diversified Products includes the following:

Frazer & Jones in Solvay, New York owns 17.9 acres of land and buildings containing 205,000 square feet constructed for foundry use. These facilities are well adapted to handle the division’s current and future casting requirements.

Greenwald in Chester, Connecticut owns 26 acres of land and a building containing 120,000 square feet. The building is steel frame, is one-story, and has brick over concrete blocks.

Argo EMS leases approximately 17,000 square feet of space in a building located in an industrial park in Clinton, Connecticut. The building is a two-story steel frame structure and is situated on 2.9 acres of land. The current lease expires on March 31, 2022.

All owned properties are free and clear of any encumbrances.

ITEM 3 LEGAL PROCEEDINGS

The Company is party to various legal proceedings from time to time related to its normal business operations. Currently, the Company is not involved in any material pending legal proceedings, and no such material proceedings are known to the Company to be contemplated by governmental authorities.

In 2016, the Company created a plan to remediate a landfill of spent foundry sand maintained at the Company’s metal casting facility in New York. This plan was agreed to by the New York State Department of Environmental Conservation (the “NYSDEC”) on March 27, 2018. Based on estimates provided by the Company’s environmental engineers, the anticipated cost to remediate and monitor the landfill was $430,000. The Company accrued for and expensed the entire $430,000 in the first quarter of 2018 and fiscal 2017. In the fall of 2018, detailed construction drawings were prepared by an outside consultant in conjunction with informal progress reviews by the NYSDEC. Long-term groundwater monitoring commenced in April 2019. Verbal approval for the closure plan was received from the NYSDEC in May 2019. Written approval was received in October 2020. Construction of the closure remedies, including improved drainage system, regrading, and installation of a low permeability cap, is anticipated in May 2021. In the third fiscal quarter of 2021, following the completion of construction work, a closure report and maintenance plan is expected to be prepared for the NYSDEC. This closure report and maintenance plan will document the work done and request acknowledgment of satisfactory completion of the Order on Consent between Frazer & Jones, and the NYSDEC.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the NASDAQ Global Market under the symbol “EML”. The approximate number of record holders of the Company common stock on January 2, 2021 was 332.

The Company expects to continue its policy of paying regular cash dividends, although there can be no assurance as to future dividends because they are dependent on future earnings, capital requirements and financial condition.

During fiscal years 2020 and 2019, there were no sales by the Company of its securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

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

Below is a summary of the Company’s share repurchases during the year ended January 2, 2021:

Issuer Repurchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
	(a)	(b)	(c)	(d)
December 31, 2019 to March 28, 2020	15,000	24.59	15,000	145,000
March 29, 2020 to June 27,2020	--	--	--	--
June 28, 2020 to October 3, 2020	--	--	--	--
October 4, 2020 to January 2, 2021	--	--	--	--

Total	15,000	24.59	15,000	145,000

ITEM 6 SELECTED FINANCIAL DATA

Not required.

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s fiscal year ends on the Saturday nearest to December 31. Fiscal year 2020 was 53 weeks in length and fiscal year 2019 was 52 weeks in length. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to results for “2020” or “fiscal year 2020” mean the fiscal year ended January 2, 2021, and references to results for “2019” or “fiscal year 2019” mean the fiscal year ended December 28, 2019. References to the “fourth quarter of 2020” or the “fourth fiscal quarter of 2020” mean the thirteen-week period from October 4, 2020 to January 2, 2021, and references to the “fourth quarter of 2019” or the “fourth fiscal quarter of 2019” mean the thirteen-week period from September 29, 2019 to December 28, 2019.

Summary

Sales for 2020 were $240.4 million compared to $251.7 million for 2019. Net income for 2020 was $5.4 million, or $0.86 per diluted share, compared to $13.3 million, or $2.12 per diluted share, for 2019. Sales for the fourth quarter of 2020 were $60.4 million compared to $68.7 million for the same period in 2019. Net income for the fourth quarter of 2020 was $1.4 million, or $0.23 per diluted share compared to $5.0 million, or $0.79 per diluted share, for the comparable 2019 period. Fourth quarter 2019 operating results included three months of Big 3 Precision sales and earnings while the full fiscal year included four months of Big 3 Precision sales and earnings. Big 3 Precision was acquired on August 30, 2019.

The value of the backlog of orders received by the Company increased as of January 2, 2021, compared to December 28, 2019. The Company’s backlog was $85.0 million on January 2, 2021, as compared to $71.2 million on December 28, 2019. The primary reasons for growth from 2019 to 2020 were an increase of $4.6 million in blow mold tooling backlog at our Big 3 Mold subsidiary including $0.8 million in backlog from the acquisition of Hallink Moulds; an increase of $ 3.2 million in backlog for locks and hardware at Eberhard due to new product launches; an increase of $3.8 million in backlog related to launch of new mirror program for Class 8 trucks being awarded to our Velvac subsidiary; and new orders received by Frazer & Jones, which added $10.9 million in backlog for mining products. Backlog declined at Big 3 Products for returnable packaging by $0.8 million and at Argo EMS for printed circuit boards by $2.0 million.

During the fourth quarter of 2020 the Company experienced price increases for many of the raw materials used in producing its products, including: scrap iron, stainless steel, hot and cold rolled steel, zinc, copper, aluminum and nickel. These increases could negatively impact the Company’s gross margin if raw material prices increase too rapidly for the Company to recover those cost increases through either price increases to our customers or cost reductions in other areas of the business.

On January 15, 2020 the United States and China signed the U.S.-China Phase One trade deal, which among other things rolled back tariffs on $120 billion worth of Chinese products from 15% to 7.5% effective February 14, 2020 and the U.S. agreed not to proceed with the 15% tariffs on $160 billion worth of consumer goods which was scheduled to take effect December 15, 2019. However, the 25% tariffs on $250 billion of Chinese imports will remain in effect subject to further reductions depending on the progress of future negotiations. If China does not follow through their agreed upon commitments and tariffs are reinstated on $550 billion of Chinese products at the 25% rate, it could result in a loss of business and possible reduced margins if the tariffs cannot be offset by higher selling prices.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Areas of uncertainty that require judgments, estimates and assumptions include items such as the accounting for derivatives; environmental matters; the testing of goodwill and other intangible assets for impairment; proceeds on assets to be sold; pensions and other postretirement benefits; leases; and tax matters. Management uses historical experience and all available information to make its estimates and assumptions, but actual results will inevitably differ from the estimates and assumptions that are used to prepare the Company’s financial statements at any given time. Despite these inherent limitations, management believes that Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and related footnotes provide a meaningful and fair presentation of the Company’s financial position and results of operations.

Management believes that the application of these estimates and assumptions on a consistent basis enables the Company to provide the users of the financial statements with useful and reliable information about the Company’s operating results and financial condition.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company reviews the collectability of its receivables on an ongoing basis, taking into account a combination of factors. The Company reviews potential problems, such as past due accounts, a bankruptcy filing or deterioration in the customer’s financial condition, to ensure that the Company has adequately accrued for potential loss. Accounts are considered past due based on when payment was originally due. If a customer’s situation changes, such as a bankruptcy or a change in its creditworthiness, or there is a change in the current economic climate, the Company may modify its estimate of the allowance for doubtful accounts. The Company will write off accounts receivable after reasonable collection efforts have been made and the accounts are deemed uncollectible.

Inventory

Inventories are valued at the lower of cost or net realizable value. Cost is determined by the last-in, first-out (“LIFO”) method at the Company’s U.S. facilities, with the exception of Big 3 Precision and Velvac, which are valued on a first-in, first-out (“FIFO”) method. Accordingly, a LIFO valuation reserve is calculated using the dollar value link chain method.

We review the net realizable value of inventory in detail on an ongoing basis, giving consideration to deterioration, obsolescence and other factors. Based on these assessments, we provide for an inventory reserve in the period in which an impairment is identified. The reserve fluctuates with market conditions, design cycles and other economic factors.

Goodwill and Other Intangible Assets

Intangible assets with finite useful lives are generally amortized on a straight-line basis over the periods benefited. Goodwill and other intangible assets with indefinite useful lives are not amortized. In December, 2020 the Company announced that the Eberhard Hardware Manufacturing Ltd. subsidiary in Ontario, Canada would be closed and all tangible assets would be moved to Eberhard Manufacturing division in Cleveland, Ohio. As a result, approximately $1.0 million of goodwill associated with Eberhard Hardware Manufacturing Ltd. was impaired and written off the books in December 2020. The Company performed its qualitative assessment as of the end of fiscal 2020 on the remainder of its companies and determined that it is more likely than not that no impairment of goodwill existed at the end of 2020 on those companies holding goodwill at the entity level. See Note 3 – Accounting Policies – Goodwill, in Item 8, Financial Statements and Supplementary Data for more detail. The Company will perform annual qualitative assessments in subsequent years as of the end of each fiscal year. Additionally, the Company will perform an interim analysis whenever conditions warrant.

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

The discount rate used is based on a single equivalent discount rate derived with the assistance of our actuaries by matching expected future benefit payments in each year to the corresponding spot rates from the FTSE Pension Liability Yield Curve, comprised of high quality (rated AA or better) corporate bonds. The Company calculates its service and interest costs in future years by applying the specific spot rates along the selected yield curve to the relevant projected cash flows.

The expected long-term rate of return on assets is also developed with input from the Company’s actuarial firms. We consider the Company’s historical experience with pension fund asset performance, the current and expected allocation of our plan assets and expected long-term rates of return. The long-term rate-of-return assumption used for determining net periodic pension expense was 7.5% for 2020 and 2019. The Company reviews the long-term rate of return each year.

Future actual pension income and expense will depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in the Company’s pension plans.

The Company expects to make cash contributions of approximately $3,100,000 and $50,000 to our pension plans and other postretirement plan, respectively, in 2021.

In connection with our pension and other postretirement benefits, the Company reported an expense of $5.7 million and $2.7 million (net of tax) on its Consolidated Statement of Comprehensive Income for fiscal years 2020 and 2019, respectively. The main factor driving this expense was the change in the discount rate during the applicable period.

Assumptions used to determine net periodic pension benefit cost for the fiscal years indicated were as follows:

	2020	2019
Discount rate	3.18% - 3.23%	4.20% - 4.22%
Expected return on plan assets	7.5%	7.5%
Rate of compensation increase	0.0%	0.0%

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

The changes in assumptions had the following effect on the net periodic pension and other postretirement costs recorded in Other Comprehensive Income as follows:

	Year ended
	January 2,	December 28
	2021	2019
Discount rate	$(10,824,709)	$(12,552,989)
Additional recognition due to significant event	--	(454,143)
Asset gain or (loss)	6,263,566	7,710,082
Amortization of:
Unrecognized gain or (loss)	1,274,625	1,114,924
Unrecognized prior service cost	91,127	94,308
Other	(4,276,259)	748,512
Comprehensive income, before tax	(7,741,650)	(3,339,286)
Income tax	(1,776,264)	(664,279)
Comprehensive income, net of tax	$(5,695,386)	$(2,675,007)

The Plan has been investing a portion of the assets in long-term bonds in an effort to better match the impact of changes in interest rates on its assets and liabilities and thus reduce some of the volatility in Other Comprehensive Income. Please refer to Note 10 – Retirement Benefit Plans in in Item 8, Financial Statements and Supplementary Data of this Form 10-K for additional disclosures concerning the Company’s pension and other postretirement benefit plans.

RESULTS OF OPERATIONS

Fourth Quarter 2020 Compared to Fourth Quarter 2019

The following table shows, for the fourth quarter of 2020 and 2019, selected line items from the consolidated statements of income as a percentage of net sales, by segment. The Company now reports under two segments: Engineered Solutions and Diversified Products. The Engineered Solutions segment includes (1) Big 3 Precision, including Big 3 Products and Big 3 Mold, Hallink Moulds, and Associated Toolmakers Ltd.; (2) Eberhard Manufacturing Company, Eberhard Hardware Manufacturing Ltd., Eastern Industrial Ltd., Illinois Lock Company/CCL Security Products, World Lock Company Ltd., Dongguan Reeworld Security Products Ltd., and World Security Industries Ltd.; and (3) Velvac Holdings. The Diversified Products segment consists of Frazer & Jones; Greenwald Industries; Argo EMS; and Sesamee Mexicana. In the fourth quarter of 2019, the Diversified segment includes the CCV.

	2020 Fourth Quarter
	Engineered	Diversified
	Solutions	Products	Total
Net Sales	100.0%	100.0%	100.0%
Cost of Products Sold	77.8%	81.5%	78.4%
Gross Margin	22.2%	18.5%	21.6%
Product Development Expense	0.7%	3.5%	1.2%
Selling and Administrative Expense	13.4%	12.3%	13.2%
Goodwill Impairment Loss	1.9%	—	1.6%
Loss on Disposition of Subsidiary	—	21.8%	3.5%
Restructuring Costs	1.3%	—	1.1%
Operating Profit	4.9%	-19.1%	1.0%

	2019 Fourth Quarter
	Engineered	Diversified
	Solutions	Products	Total
Net Sales	100.0%	100.0%	100.0%
Cost of Products Sold	71.3%	83.1%	73.7%
Gross Margin	28.7%	16.9%	26.3%
Product Development Expense	0.8%	2.6%	1.1%
Selling and Administrative Expense	16.7%	12.0%	15.8%
Goodwill Impairment Loss	—	—	—
Loss on Disposition of Subsidiary	—	—	—
Restructuring Costs	—	—	—
Operating Profit	11.2%	2.3%	9.4%

Net sales in the fourth quarter of 2020 decreased 12% to $60.4 million from $68.7 million a year earlier. Sales decreased in the Engineered Solutions segment by 8% to $50.6 million in the fourth quarter of 2020 from $54.7 million in the fourth quarter of 2019 due to lower demand for trucks accessories, distribution products and automotive returnable packaging as a result of the delay in new automotive launches, partly offset by the impact of new program launches and stronger sales of blow mold tooling and related services. Sales in the Diversified Products segment decreased 30% to $9.9 million in the fourth quarter of 2020 compared to $14.0 million in fourth quarter of 2019 as the result of the sale of Canadian Commercial Vehicles in June 2020 and lower demand for mining products, industrial castings, commercial laundry products, and printed circuit boards.

Sales of new products contributed 4% to sales growth in the fourth quarter compared to 5% of sales growth from new products in the fourth quarter of 2019.  New products in the fourth quarter included various new truck mirrors, a truck compression latch, a cable lock, a mirror cam and a mobile payment app.

Cost of products sold in the fourth quarter of 2020 decreased $3.3 million or 7% from the corresponding period in 2019. The decrease in cost of products sold is primarily attributable to the reduced sales volume. During the fourth quarter of 2020, material costs have increased substantially over the third quarter of 2020 for hot rolled steel by 81%; cold rolled steel by 53%; aluminum by 16%; copper and nickel by 23%; zinc by 17% and scrap iron by 30%.

Gross margin as a percentage of net sales for the fourth quarter of 2020 was 22% compared to 26% in the prior year fourth quarter. The decrease reflects the combination of higher raw material cost and a decline in facility utilization due to lower sales in the fourth quarter of 2020.

Product development expenses in the fourth quarter of 2020 of $0.7 million were down 11% when compared to the fourth quarter of 2019. As a percentage of net sales, product development costs were 1.2% and 1.1% for the fourth quarter of 2020 and 2019 respectively.

Selling and administrative expenses in the fourth quarter of 2020 decreased 26% compared to the fourth quarter of 2019. The decrease was primarily the result of the Company’s initiatives to reduce payroll and payroll related expenses, reduce travel expenses, and other expense reduction initiatives.

Goodwill impairment expense of $1.0 million was incurred in the fourth quarter of 2020 as the Company announced the closure of Eberhard Hardware Manufacturing Ltd. in Ontario, Canada.

Restructuring expenses of $0.7 million for severance expenses were incurred in the fourth quarter of 2020 due to the closure of Eberhard Hardware Manufacturing Ltd.

Loss on disposal of subsidiary of $2.2 million was incurred in the fourth quarter of 2020 in recognizing the cumulative effects for foreign currency translation on Sesamee Mexicana and CCV.

Net income for the fourth quarter of 2020 decreased 72% to $1.4 million, or $0.23 per diluted share, from $5.0 million, or $0.79 per diluted share, in 2019. In the fourth quarter of 2020, net income was negatively impacted by non-cash goodwill impairment charges of $0.7 million net of tax, non-recurring restructuring, factory relocation, and transaction costs of $0.9 million net of tax, and a loss on disposition of Sesamee Mexicana and CCV of $1.6 million net of tax.

Fiscal Year 2020 Compared to Fiscal Year 2019

The following table shows, for fiscal year 2020 and fiscal year 2019, selected line items from the consolidated statements of income as a percentage of net sales, by segment. The Company now reports under two segments: Engineered Solutions and Diversified Products. The Engineered Solutions segment includes (1) Big 3 Precision, including Big 3 Products and Big 3 Mold, Hallink Moulds and Associated Toolmakers Ltd.; (2) Eberhard Manufacturing Company, Eberhard Hardware Manufacturing Ltd., Eastern Industrial Ltd., Illinois Lock Company/CCL Security Products, World Lock Company Ltd. and Dongguan Reeworld Security Products Ltd.; World Security Industries Ltd.; and (3) Velvac Holdings. The Diversified Products segment consists of Frazer & Jones ; Greenwald Industries; Argo EMS; Sesamee Mexicana; and CCV. Financial measures presented below as “excluding Big 3 Precision” are non-GAAP financial measures.

	Fiscal Year 2020
	Engineered	Diversified
	Solutions	Products	Total
Net Sales	100.0%	100.0%	100.0%
Cost of Products Sold	75.6%	87.3%	77.7%
Gross Margin	24.4%	12.7%	22.3%
Product Development Expense	0.9%	3.1%	1.3%
Selling and Administrative Expense	15.3%	12.3%	14.7%
Goodwill Impairment Loss	0.5%	9.3%	2.1%
Loss on Disposition of Subsidiary	—	5.0%	0.9%
Restructuring Costs	0.3%	0.7%	0.4%
Operating Profit	7.4%	-17.7%	2.9%

	Fiscal Year 2019
	Engineered	Diversified
	Solutions	Products	Total
Net Sales	100.0%	100.0%	100.0%
Cost of Products Sold	72.3%	84.4%	75.4%
Gross Margin	27.7%	15.6%	24.6%
Product Development Expense	2.5%	2.2%	2.4%
Selling and Administrative Expense	15.5%	10.5%	14.2%
Goodwill Impairment Loss	—	—	—
Loss on Disposition of Subsidiary	—	—	—
Restructuring Costs	0.9%	1.4%	1.1%
Operating Profit	8.8%	1.5%	6.9%

Summary

Net sales for 2020 decreased 5% to $240.4 million from $251.7 million in 2019. The sales decline is primarily due to the decision by many of our industrial and consumer goods customers to close operations as a result of the COVID-19 pandemic and the divestiture of CCV. Sales in 2020 reflect a full year of sales from the Big 3 Precision Acquisition, as compared to four months of sales in 2019. Excluding the effects of Big 3 Precision, which closed on August 30, 2019, sales would have been $186.8 million in 2020 compared to $230.4 million in 2019, a decrease of 18.9%. Sales volume of existing products decreased by 9% in 2020 compared to 2019 while price increases and new products increased sales in 2020 by 4%.

Net income for 2020 decreased 59% to $5.4 million, or $0.86 per diluted share, from $13.3 million, or $2.12 per diluted share, in 2019. In 2020, net income was negatively impacted by $6.8 million in non-recurring costs, net of tax, including goodwill impairment charges of $3.7 million net of tax, one-time restructuring, factory relocation, and transaction costs of $1.5 million net of tax, and a loss on disposition of Sesamee Mexicana and CCV of $1.6 million net of tax. Net income for 2019 was adversely affected by non-recurring restructuring costs of $3.9 million net of tax associated with the discontinuation of Road-iQ, a subsidiary of Velvac, and the consolidation of our Composite Panel Technologies facility, as well as an increase in M&A related expense incurred in 2019.

Engineered Solutions

Net sales in the Engineered Solutions segment increased 6% in 2020 to $197.6 million from $186.8 million when compared to 2019.  Without Big 3 Precision sales would have been $144.0 million or a decrease of 13% from $165.4 million in 2019.  Sales volume of existing products increased 1% due to the acquisition of Big 3 Precision.  Excluding Big 3 Precision, sales volume of existing products decreased by 17%, partially offset by price increases and new products which contributed 5% to increased sales.

New product sales include various new truck mirrors, a truck compression latch, a cable lock and a mirror cam.

Cost of products sold in the Engineered Solutions segment increased $14.3 million or 11% to $149.4 million from $135.1 million in 2019. In 2020 cost of products sold include twelve months of Big 3 Precision expenses whereas 2019 only included 4 months of Big 3 Precision expenses. Excluding the Big 3 Precision Acquisition, cost of products sold would have been $108.6 million in 2020 compared to $118.7 million in 2019, a decrease of $10.1 million or 9%. Freight costs are down due to lower sales but freight costs are increasing and ports backlogged in processing container ships are causing delays in meeting scheduled shipping dates. Metal prices have increased year over year for hot rolled steel by 86%; cold rolled steel by 44%; copper by 35%; nickel by 18% and zinc by 16%. Much of the increase came in the fourth quarter of 2020. Many of our supply contracts contain price adjustment clauses when material cost increase by a certain percentage. Tariffs incurred during 2020 were $2.6 million from China-sourced products as compared to $2.7 million in 2019. A majority of the tariffs were recovered through price increases. Excluding the Big 3 Precision Acquisition, costs are down primarily due to lower volume and cost initiatives in cutting payroll and payroll-related expenses by $3.6 million, freight by $2.5 million, shipping expenses by $0.7 million and other expenses by $0.3 million. However, during 2020 our factories’ productive capacity was underutilized, resulting in $2.1 million in unabsorbed overhead cost which negatively impacted our gross margin in 2020.

Gross margin as a percentage of sales was 24% in 2020 as compared to 28% in 2019. The decrease reflects the combination of higher raw material costs and a decline in facility utilization due to lower sales in 2020.

Product development expenses as a percentage of sales decreased to 1% in 2020 from 3% in 2019. The decrease relates to the closure of the Velvac Road-iQ development operations in Bellingham Washington in the second quarter of 2019 as the Company adopted a leaner approach to the development of new vision products.

Selling and administrative expenses increased $1.3 million or 5% to $30.2 million in 2020 from $28.9 million in 2019. The increase relates to the Big 3 Precision Acquisition in August 2019. Excluding Big 3 Precision, selling and administrative expenses would have decreased $3.4 million or 14% from $24.5 million in 2019 to $21.1 million in 2020.

Diversified Products

Net sales in the Diversified Products segment decreased by 22.2 million or 34% in 2020 from the 2019 level. Sales volume of existing products decreased 36% while price increases and new products contributed a 2% increase. The sales decrease is partially due to the sale of CCV in the second quarter of 2020. Sales of our mining products were down from 2019 levels by $6.9 million and industrial casting sales were down $2.9 million. Sales of commercial laundry products were also down from 2019 levels by $2.5 million while printed circuit board sales were down from 2019 levels by $0.8 million. New product sales include a mobile payment app for the commercial laundry industry and various industrial castings.

Cost of products sold in the Diversified Products segment decreased by $17.5 million or 32% in 2020 from 2019. The decrease in cost of products sold was primarily attributable to the decrease in sales volume. Cost reduction initiatives lowered factory payroll and payroll related cost by $3.8 million through various state workshare programs and layoffs where necessary. The cost of scrap iron increased year over year by 34%. The cost of scrap iron has increased another 16% in the first quarter of 2021 to $575 per ton. The Company incurred tariff costs on China-sourced products of $0.2 million in 2020 which was comparable to 2019. The majority of the tariffs have been offset by price increases.

Gross margin as a percentage of sales in the Diversified Products segment for 2020 decreased to 13% compared to the 2019 level of 16%.

Product development expenses decreased $0.1 million or 5% to $1.3 million for 2020 from $1.4 million for 2019. The Company continues to invest in the development of new products for our customers to replace legacy products being phased out.

Selling and administrative expenses in the Diversified Products segment decreased by $1.6 million or 23% in 2020 from 2019. The most significant factors resulting in changes in selling and administrative expenses were a decrease in amortization expense of $0.2 million, a decrease of $0.4 million in payroll and payroll related expenses, a decrease in travel expenses of $0.2 million, a decrease in other administrative expenses of $0.2 million and the sale of CCV, which resulted a decrease in selling and administrative expenses of $0.5 million in 2020 as compared to 2019.

Goodwill impairment loss of $5.0 million was incurred in 2020. In the second quarter of 2020, the Company determined that the estimated fair value of Greenwald Industries was likely below its carrying amount. The factors that led to this determination included additional competition, industry movement away from legacy products and intense competition in new mobile payment apps. This fundamental shift in lower cost payment systems away from the higher cost electronic smart card payment systems resulted in the carrying value of Greenwald exceeding its fair value. As a result, an independent valuation was conducted which estimated that the carrying value exceeded the fair value by approximately $4.0 million. During the fourth quarter of 2020 the Company announced that its subsidiary Eberhard Hardware Manufacturing Ltd. in Ontario Canada would be closed and all assets would be moved to Eberhard Manufacturing division in Cleveland, Ohio. As a result, the amount of goodwill of approximately $1.0 million at this entity level was impaired and written off in December 2020. The Company performed its qualitative assessment as of the end of fiscal 2020 on the remainder of its companies and determined that it is more likely than not that no impairment of goodwill existed at the end of 2020 on those companies holding goodwill at the entity level.

Loss on disposal of subsidiary of $2.2 million in non-cash charges were incurred in fiscal year 2020 in recognizing the cumulative effects for foreign currency translation on Sesamee Mexicana and CCV.

Restructuring expenses of $1.0 million incurred in 2020 related to the divestiture of CCV in the second quarter of 2020 and the announced closure of Eberhard Hardware Manufacturing Ltd. In Ontario, Canada in the fourth quarter of 2020. 2019 restructuring costs of $2.7 million were related to the discontinuation of our Road iQ development operations based in Bellingham, Washington and the relocation costs of Composite Panels Technologies in Salisbury, North Carolina to CCV in Kelowna, British Columbia.

Other Items

The following table shows the amount of change from the year ended December 28, 2019 as compared to the year ended January 2, 2021 in other items (dollars in thousands):

	Amount	%
Interest expense	$887	48%

Other income	$1,164	192%

Income taxes	$(2,320)	-79%

Interest expense increased in 2020 from 2019 due to the increased level of debt incurred in connection with the acquisitions of Hallink Moulds in the third quarter of 2020 and Big 3 Precision in the third quarter of 2019.

Other income in 2020 increased $1.2 million over 2019. Other income in 2020 included a favorable $1.2 million pension cost adjustment and a $0.4 million gain on a sale/leaseback transaction. In 2019, other income included a gain of $0.6 million on the sale of land at the Company headquarters location.

The effective tax rate for 2020 was 10% compared to the 2019 effective tax rate of 18%. The effective tax rate for 2020 was reduced due to the expiration of statute of limitations for uncertain tax positions. Total income taxes paid were $3.8 million in 2020 and $3.2 million in 2019.

Liquidity and Sources of Capital

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

The Company is dependent on continued demand for its products and subsequent collection of accounts receivable from its customers. The Company serves a broad base of customers and industries with a variety of products. As a result, any fluctuations in demand or payment from a particular industry or customer should not have a material impact on the Company’s sales and collection of receivables. Management expects that the Company’s foreseeable cash needs for operations, capital expenditures, debt service and dividend payments will continue to be met by the Company’s operating cash flows and available credit facility.

The following table shows key financial ratios at the end of each fiscal year:

	2020	2019
Current ratio	2.8	3.6
Average days’ sales in accounts receivable	56	51
Inventory turnover	3.6	4.2
Ratio of working capital to sales	29.6%	28.1%
Total debt to shareholders’ equity	85.1%	93.7%

The following table shows important liquidity measures as of the fiscal year-end balance sheet date for each of the preceding two years (in millions):

	2020	2019
Cash and cash equivalents
- Held in the United States	$10.0	$9.0
- Held by foreign subsidiaries	6.1	9.0
	16.1	18.0
Working capital	71.1	83.0
Net cash provided by operating activities	20.7	23.0
Change in working capital impact on net cash provided by (used in) operating activities	2.0	(0.3)
Net cash used in investing activities	(9.1)	(85.8)
Net cash (used in)/provided by financing activities	(13.2)	67.0

All cash held by foreign subsidiaries is readily convertible into other currencies, including the U.S. dollar.

Net cash provided by operating activities was $20.7 million in 2020 compared to $23.0 million in 2019. In 2020 the Company contributed $2.7 million into its defined benefit retirement plan.

In 2020 cash provided by the net change in working capital was $2.0 million which was primarily due to management’s focus on reducing inventories during the pandemic. In 2019, cash used in the net change in working capital was $0.3 million.

The Company used $9.1 million and $85.8 million for investing activities in 2020 and 2019, respectively. In 2020 the Company invested $7.2 million to acquire Hallink Moulds, and received $3.2 million for divestures of subsidiaries and equipment. The Company issued notes receivable of $2.2 million as part of the sale of its subsidiaries. In 2019, the Company invested approximately $81.2 million to acquire Big 3 Precision. These transactions are more fully discussed in Note 2 to the 2020 Consolidated Financial Statements located in Item 8 of this Form 10-K. The balance of $3.1 million and $5.4 million in 2020 and 2019, respectively, was used to purchase fixed assets. Capital expenditures in fiscal year 2021 are expected to be approximately $5.0 million.

In 2020, the Company made total debt payments of $10.0 million, of which $5.0 million was an accelerated principal payment and used $2.8 million for payment of dividends. The Company did not draw down on its $20.0 million revolving credit facility in 2020.

In 2019, the Company received approximately $67.0 million from financing activities. The Company refinanced an existing note for $19.1 million and used approximately $10.8 million for debt repayments and $2.8 million for payment of dividends. The Company entered into the Credit Agreement for $120.0 million, of which the Company received $100.0 million for the term loan portion. The Company did not draw down on the $20.0 million revolving credit portion.

The Company leases certain equipment and buildings under cancelable and non-cancelable operating leases that expire at various dates up to five years. Rent expense amounted to approximately $2.1 million in 2020 and $2.2 million in 2019.

On August 30, 2019, the Company entered into the Credit Agreement with Santander Bank, N.A., for itself, People’s United Bank, National Association. and TD Bank, N.A. as lenders, that included a $100.0 million term portion and a $20.0 million revolving commitment portion. Proceeds of the term loan were used to repay the Company’s remaining outstanding term loan (and to terminate its existing credit facility) with People’s United Bank, N.A. (approximately $19.0 million) and to acquire Big 3 Precision. The term portion of the loan requires quarterly principal payments of $1.25 million for an 18-month period beginning December 31, 2019. The repayment amount then increases to $1.875 million per quarter beginning September 30, 2021 and continues through June 30, 2023. The repayment amount then increases to $2.5 million per quarter beginning September 30, 2023 and continues through June 30, 2024. The term loan is a five-year loan with the remaining balance due on August 30, 2024. The revolving commitment portion has an annual commitment fee of 0.25% based on the unused portion of the revolver. The revolving commitment portion has a maturity date of August 30, 2024. During 2020 and 2019, the Company did not borrow any funds on the revolving commitment portion of the facility. The interest rates on the term and revolving credit portion of the Credit Agreement vary. The interest rates may vary based on the LIBOR rate plus a margin spread of 1.25% to 2.25%. The Company’s obligations under the Credit Agreement are secured by a lien on certain of the Company’s and its subsidiaries’ assets pursuant to a Pledge and Security Agreement, dated as of August 30, 2019 with Santander Bank, N.A., as administrative agent.

The Company’s loan covenants under the Credit Agreement require the Company to maintain a senior net leverage ratio not to exceed 4.25 to 1. In addition, the Company will be required to maintain a fixed charge coverage ratio to be not less than 1.25 to 1.

On August 30, 2019, the Company entered into an interest rate swap contract with Santander Bank, N.A., with an original notional amount of $50.0 million, which was equal to 50% of the outstanding balance of the term loan on that date. The Company has a fixed interest rate of 1.44% on the swap contract and will pay the difference between the fixed rate and LIBOR when LIBOR is below 1.44% and will receive interest when the LIBOR rate exceeds 1.44%. On January 2, 2021, the interest rate for half ($41.9 million) of the term portion was 1.9%, using a one-month LIBOR rate, and 3.19% on the remaining balance ($46.9 million) of the term loan based on a one-month LIBOR rate.

The interest rates on the Credit Agreement, and interest rate swap contract are susceptible to changes to the method that LIBOR rates are determined and to the potential phasing out of LIBOR after 2021. Information regarding the potential phasing out of LIBOR is provided below.

On July 27, 2017, the FCA (the authority that regulates LIBOR) announced that it would phase out LIBOR by the end of 2021. The IBA recently announced market consultation regarding the extension of US dollar LIBOR tenors through June 30, 2023 which the FCA supports. The ARRC, a financial industry group convened by the Federal Reserve Board has recommended the use of SOFR to replace LIBOR. The difference between LIBOR and SOFR is that LIBOR is a forward-looking rate which means the interest rate is set at the beginning of the period with payment due at the end. SOFR is a backward-looking overnight rate which have implications for how interest and other payments are based. Changes in the method of calculating the replacement of LIBOR with an alternative rate or benchmark are still in flux, and once an alternate rate is adopted, may adversely affect interest rates and result in higher borrowing costs. This could materially and adversely affect the Company’s results of operations, cash flows and liquidity. We cannot predict the effect of the potential changes to LIBOR or the establishment and use of alternative rates or benchmarks at this time. We are working with our senior lender and may need to renegotiate our credit facilities as LIBOR phases out in June 2023.

Off-Balance Sheet Arrangements

As of the end of the fiscal year ended January 2, 2021, the Company does not have any material transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons, as described by Item 303(a)(4) of Regulation S-K, that have or are reasonably likely to have a material current or future impact on the Company’s financial condition, results of operations, liquidity, capital expenditures, capital resources or significant components of revenues or expenses.

Non-GAAP Financial Measures

The non-GAAP financial measures we provide in this report should be viewed in addition to, and not as an alternative for, results prepared in accordance U.S. GAAP.

To supplement the consolidated financial statements prepared in accordance with U.S. GAAP, we have presented Adjusted Earnings Per Share, Adjusted Net Income and Adjusted EBITDA, which are considered non-GAAP financial measures. The non-GAAP financial measures presented may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures in the same way. These measures are not substitutes for their comparable GAAP financial measures, such as net sales, net income, diluted earnings per share, or other measures prescribed by U.S. GAAP, and there are limitations to using non-GAAP financial measures.

Adjusted Earnings Per Share is defined as diluted earnings per share excluding, when they occur, the impacts of impairment losses, losses on sale of subsidiaries, transaction expenses, factory relocation expenses and restructuring costs. We believe that Adjusted EPS provides important comparability of underlying operational results, allowing investors and management to access operating performance on a consistent basis.

Adjusted Net Income is defined as net income excluding, when they occur, the impacts of impairment losses, losses on sale of subsidiaries, transaction expenses, factory relocation expenses and restructuring costs. Adjusted Net Income is a tool that can assist management and investors in comparing our performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our underlying operations.

Adjusted EBITDA is defined as net income from continuing operations before interest expense, provision for income taxes, and depreciation and amortization. In addition to these adjustments, we exclude, when they occur, the impacts of impairment losses, losses on sale of subsidiaries, transaction expenses, factory relocation expenses and restructuring expenses. Adjusted EBITDA is a tool that can assist management and investors in comparing our performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our underlying operations.

We also present certain results “excluding Big 3 Precision” because we believe this allows for more effective comparability to the corresponding prior year period.

Management uses such measures to evaluate performance period over period, to analyze the underlying trends in our business, including our business segments, to assess our performance relative to that of our competitors, and to establish operational goals and forecasts that are used in allocating resources.

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

Reconciliation of expenses from GAAP to Non-GAAP EPS calculation

For the Three and Twelve Months ended January 2, 2021 and December 28, 2019

	Three Months Ended				Twelve Months Ended
	January 2, 2021		December 28, 2019		January 2, 2021		December 28, 2019
Net Income as reported per
generally accepted accounting principles (GAAP)	$1,413,813		$4,972,327		$5,405,522		$13,266,142

Earnings Per Share as reported under generally accepted
accounting principles (GAAP):
Basic	0.23		0.80		0.87		2.13
Diluted	0.23		0.79		0.86		2.12

Adjustments for one-time expenses:
Goodwill impairment loss, net of tax	715,026	A	-		3,716,937	A	-
Loss on sale of Subsidiary, net of tax	1,619,147	I	-		1,619,147	I	-
Transaction expenses	95,849	E	515,919		299,531	E	1,699,862	G
Factory relocation, net of tax	299,600	C	-		475,244	C	-
Restructuring costs, net of tax	489,408	H	144,908	D,F	714,821	B,H	2,181,550	D,F
Total adjustments for one-time expenses	$3,219,030		$660,827		$6,825,680		$3,881,412

Adjusted Net Income (related to one time expenses);
(Non-GAAP)	$4,632,843		$5,633,154		$12,231,202		$17,147,554

Adjusted Earnings per share
(related to one time expenses); (Non-GAAP)
Basic	$0.74		$0.90		$1.96		$2.75
Diluted	$0.74		$0.90		$1.95		$2.73

A)	Goodwill impairment
B)	Cost incurred on disposition of Canadian Commercial Vehicles
C)	Cost incurred on relocation of factory in Reynosa, Mexico
D)	Cost incurred on the relocation of Composite Panels Technology
E)	Cost incurred in the acquisition of Hallink RSB, Inc.
F)	Costs incurred in the closure of Road IQ in Bellingham, WA
G)	Costs incurred on the acquisition of Big 3 Precision
H)	Costs incurred on announced reorganization of Eberhard Hardware Ltd
I)	Loss on disposition of subsidiaries

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

Reconciliation of expenses from GAAP to Non-GAAP EBITDA calculation

For the Three and Twelve Months ended January 2, 2021 and December 28, 2019

	Three Months Ended				Twelve Months Ended
	January 2, 2021		December 28, 2019		January 2, 2021		December 28, 2019

Net Income/(loss) as reported per generally accepted accounting principles (GAAP)	$1,413,813		$4,972,327		$5,405,522		$13,266,142

Interest expense	663,517		883,425		2,744,800		1,857,961

Provision for/(benefit from) income taxes	(689,205)		404,796		620,090		2,939,829

Depreciation and amortization	2,333,286		2,647,402		8,477,512		6,454,881

Goodwill impairment loss	972,824	A	-		4,975,372	A	-

Loss on Sale of Subsidiary	2,158,863	I	-		2,158,863	I	-

Factory relocation	428,000	C	-		678,920	C	-

Restructuring costs	665,861	H	12,774	D,F	953,095	B,H	2,664,651	D,F

Transaction costs	95,849	E	515,919	G	299,531	E	1,699,862	G

Adjusted EBITDA	$8,042,808		$9,436,643		$26,313,705		$28,883,326

A)	Goodwill impairment
B)	Cost incurred on disposition of Canadian Commercial Vehicles
C)	Cost incurred on relocation of factory in Reynosa, Mexico
D)	Cost incurred on the relocation of Composite Panels Technology
E)	Cost incurred in the acquisition of Hallink RSB, Inc.
F)	Costs incurred in the closure of Road IQ in Bellingham, WA
G)	Costs incurred in the acquisition of Big 3 Precision
H)	Costs incurred on announced reorganization of Eberhard Hardware Ltd
I)	Loss on disposition of subsidiaries

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

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of the Company’s status as a smaller reporting company pursuant to Rule 12b-2 of the Exchange Act, the Company is not required to provide information under this Item 7A.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Eastern Company

Consolidated Balance Sheets

	January 2,	December 28,
	2021	2019
ASSETS
Current Assets
Cash and cash equivalents	$16,101,635	$17,996,505
Marketable securities	28,951	34,305
Accounts receivable, less allowances: 2020 - $545,000;2019 - $556,000	37,749,129	37,941,900
Inventories:
Raw materials and component parts	20,013,992	17,225,469
Work in process	11,704,311	11,009,648
Finished goods	21,394,090	26,364,149
	53,112,393	54,599,266

Current portion of note receivable	398,414	—
Prepaid expenses and other assets	4,345,250	5,366,507
Total Current Assets	111,735,772	115,938,483

Property, Plant and Equipment
Land	1,341,447	1,341,289
Buildings	21,836,885	21,830,568
Machinery and equipment	65,019,761	64,141,386
Accumulated depreciation	(48,246,120)	(46,313,630)
	39,951,973	40,999,613

Other Assets
Goodwill	76,895,015	79,518,012
Trademarks	5,404,284	5,404,283
Patents, technology and other intangibles net of accumulated amortization	27,096,006	26,460,110
Long term notes receivable, less current portion	1,677,277	—
Right of Use Assets	12,768,027	12,342,475
	123,840,609	123,724,880

TOTAL ASSETS	$275,528,354	$280,662,976

See accompanying notes.

Consolidated Balance Sheets

LIABILITIES AND SHAREHOLDERS’ EQUITY
	January 2,	December 28,
	2021	2019
Current Liabilities
Accounts payable	$23,507,719	$19,960,507
Accrued compensation	3,675,223	3,815,186
Other accrued expenses	4,121,568	2,967,961
Current portion of lease liability	2,923,761	2,965,572
Current portion of long-term debt	6,437,689	5,187,689
Total Current Liabilities	40,665,960	34,896,915

Deferred income taxes	2,899,075	5,270,465
Other long-term liabilities	1,144,127	2,465,261
Lease liability	9,883,168	9,376,903
Long-term debt, less current portion	82,255,803	93,577,544
Accrued postretirement benefits	1,185,139	1,007,146
Accrued pension cost	33,188,623	28,631,485
Total Liabilities	171,221,895	175,225,719

Shareholders’ Equity
Voting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares	-	-
Nonvoting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares	-	-
Common Stock, no par value, Authorized: 50,000,000 shares
Issued: 8,996,625 shares in 2020 and 8,975,434 shares in 2019
Outstanding: 6,246,896 shares in 2020 and 6,240,705 shares in 2019	31,501,041	30,651,815
Treasury Stock: 2,749,729 shares in 2020 and 2,734,729 shares in 2019	(20,537,962)	(20,169,098)
Retained earnings	122,840,131	120,189,111
Accumulated other comprehensive loss:
Foreign currency translation	953,864	(2,037,952)
Unrealized (loss) gain on interest rate swap, net of tax	(1,391,592)	167,018
Unrecognized net pension and postretirement benefit costs, net of tax	(29,059,023)	(23,363,637)
Accumulated other comprehensive loss	(29,496,751)	(25,234,571)
Total Shareholders’ Equity	104,306,459	105,437,257
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$275,528,354	$280,662,976

See accompanying notes.

Consolidated Statements of Income

	Year Ended
	January 2,	December 28,
	2021	2019
Net sales	$240,403,114	$251,742,619
Cost of products sold	(186,744,637)	(189,890,070)
Gross margin	53,658,477	61,852,549

Product development expense	(3,131,035)	(6,024,567)
Selling and administrative expenses	(35,439,858)	(35,719,188)
Goodwill impairment loss	(4,975,372)	—
Loss on disposition of subsidiary	(2,158,863)	—
Restructuring costs	(953,095)	(2,650,940)
Operating profit	7,000,254	17,457,854

Interest expense	(2,744,800)	(1,857,961)
Other income	1,770,158	606,078
Income before income taxes	6,025,612	16,205,971

Income taxes	620,090	2,939,829
Net income	$5,405,522	$13,266,142

Earnings per Share:
Basic	$0.87	$2.13

Diluted	$0.86	$2.12

See accompanying notes.

Consolidated Statements of Comprehensive Income

	Year Ended
	January 2,	December 28,
	2021	2019
Net income	$5,405,522	$13,266,142
Other comprehensive income:
Change in foreign currency translation	2,991,816	68,377
Change in fair value of interest rate swap,
net of tax benefit (cost) of: $490,234in 2020 and $26 in 2019	(1,558,610)	574
Change in pension and other postretirement benefit costs,
net of taxes of: $1,776,264in 2020 and $664,279in 2019	(5,695,386)	(2,675,007)
Total other comprehensive (loss)	(4,262,180)	(2,606,056)
Comprehensive income	$1,143,342	$10,660,086

See accompanying notes.

Consolidated Statements of Shareholders’ Equity

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity
Balances at December 29, 2018	8,965,987	$29,994,890	(2,734,729)	$(20,169,098)	$109,671,362	$(22,628,515)	$96,868,639
Net income					13,266,142		13,266,142
Cash dividends declared, $.44 per share					(2,748,393)		(2,748,393)
Currency translation adjustment						68,377	68,377
Change in fair value of interest rate swap						574	574
Change in pension and other postretirement benefit costs, net of tax						(2,675,007)	(2,675,007)

Issuance of SARS	151	397,250					397,250
Issuance of Common Stock for directors’ fees	9,296	259,675					259,675
Balances at December 28, 2019	8,975,434	$30,651,815	(2,734,729)	$(20,169,098)	$120,189,111	$(25,234,571)	$105,437,257

Net income					5,405,522		5,405,522
Cash dividends declared, $.44 per share					(2,754,502)		(2,754,502)
Currency translation adjustment						2,991,816	2,991,816
Change in fair value of interest rate swap						(1,558,610)	(1,558,610)
Change in pension and other postretirement benefit costs, net of tax						(5,695,386)	(5,695,386)
Treasury stock purchases			(15,000)	(368,864)			(368,864)
Issuance of SARS		376,083					376,083
Issuance of Common Stock for directors’ fees	21,191	473,143					473,143
Balances at January 2, 2021	8,996,625	$31,501,041	(2,749,729)	$(20,537,962)	$122,840,131	$(29,496,751)	$104,306,459

See accompanying notes.

Consolidated Statements of Cash Flows

	Year Ended
	January 2,	December 28,
	2021	2019
Operating Activities
Net income	$5,405,522	$13,266,142
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	8,477,512	6,454,881
Loss on disposition of subsidiaries	2,148,964	—
Unrecognized pension and postretirement benefits	(1,010,684)	1,844,814
Goodwill impairment loss	4,975,372	—
(Gain) loss on sale of equipment and other assets	(219,575)	(568,956)
Non-cash restructuring charges	—	2,641,890
Provision for doubtful accounts	156,286	63,564
Deferred taxes	(2,118,551)	(2,093,654)
Stock compensation expense	849,226	656,925
Changes in operating assets and liabilities:
Accounts receivable	(488,156)	5,982,435
Inventories	767,796	1,463,409
Prepaid expenses and other	(457,826)	860,607
Other assets	645,956	(499,010)
Accounts payable	3,160,622	(2,337,146)
Accrued compensation	(145,806)	(1,462,262)
Other accrued expenses	(1,457,896)	(3,315,475)
Net cash provided by operating activities	20,688,762	22,958,164

Investing Activities
Marketable securities	5,354	(34,305)
Business acquisition, net of cash acquired	(7,172,868)	(81,155,753)
Proceeds from business dispositions	2,785,657	—
Issuance of Note Receivable	(2,172,068)	—
Payments Received from Note Receivable	96,377	—
Proceeds from sale of equipment	445,212	857,967
Purchases of property, plant and equipment	(3,098,983)	(5,440,488)
Net cash used in investing activities	(9,111,319)	(85,772,579)

Financing Activities
Proceeds from long-term borrowings	—	100,000,000
Principal payments on long-term debt	(10,049,577)	(30,285,146)
Lease Payments	(10,500)	—
Purchase common stock for treasury	(368,864)	—
Dividends paid	(2,754,650)	(2,743,993)
Net cash provided by (used in) financing activities	(13,183,591)	66,970,861

Effect of exchange rate changes on cash	(288,722)	(85,706)
Net change in cash and cash equivalents	(1,894,870)	4,070,740

Cash and cash equivalents at beginning of period	17,996,505	13,925,765
Cash and cash equivalents at end of period	$16,101,635	$17,996,505

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$2,754,980	$1,857,961
Income taxes	3,755,475	3,197,984

Non-cash investing and financing activities
Right of use asset	425,552	12,342,475
Lease liability	(464,454)	(12,342,475)

See accompanying notes.

The Eastern Company

Notes to Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS

The Eastern Company (the “Company,” “Eastern,” “we,” “us” or “our”) manages industrial businesses that design, manufacture and sell engineered solutions to industrial markets. Eastern’s businesses operate in industries with long-term macroeconomic growth opportunities. We look to acquire businesses that produce stable and growing earnings and cash flows. Eastern may pursue acquisitions in industries other than those in which its businesses currently operate if an acquisition presents an attractive opportunity.

Eastern focuses on proactive financial, operational, and strategic management of its businesses in order to increase cash generation, operating earnings and long-term shareholder value.

Eastern encompasses seven operating entities within the United States, two wholly-owned Canadian subsidiaries (one located in Tillsonburg, Ontario, Canada, and one in Cambridge, Ontario, Canada), a wholly-owned Taiwanese subsidiary located in Taipei, Taiwan, a wholly-owned subsidiary in Hong Kong, two wholly-owned Chinese subsidiaries (one located in Shanghai, China, and one located in Dongguan, China), a wholly-owned subsidiary in Reynosa, Mexico) and a wholly owned subsidiary in Wrexham, United Kingdom. The Company reports in two business segments: Engineered Solutions and Diversified Products.

Engineered Solutions

The Engineered Solutions segment consists of Big 3 Precision, including Big 3 Products and Big 3 Mold (each as defined below), Hallink Moulds, Inc. (“Hallink Moulds”) and Associated Toolmakers Ltd. (as defined below); Eberhard Manufacturing Company, Eberhard Hardware Manufacturing Ltd., and Eastern Industrial Ltd; Illinois Lock Company/CCL Security Products, World Lock Company Ltd., Dongguan Reeworld Security Products Ltd., and World Security Industries Ltd. (together “Eberhard”); and Velvac Holdings (“Velvac”). These businesses design, manufacture and market a diverse product line of custom and standard vehicular and industrial hardware, including turnkey returnable packaging solutions; access and security hardware; mirrors, mirror-cameras.

Big 3 Products and Big 3 Mold offer turnkey returnable packaging solutions that are used in the assembly process of vehicles, aircraft and durable goods and in the production process of plastic packaging products, packaged consumer goods and pharmaceuticals. Big 3 Products works with manufacturers to design and produce custom returnable packaging to integrate with their assembly processes. Big 3 Mold designs and manufactures blow mold tools. Hallink Moulds manufactures injection blow mold tooling and is a supplier of blow molds and change parts to the food, beverage, healthcare and chemical industry. Hallink Moulds specializes in the design, development and manufacture of 2-step stretch blow molds, and related components for the stretch blow molding industry offering integrated turnkey solutions to its customers worldwide.

In 2020, we combined all businesses associated with the Eberhard Manufacturing Company and The Illinois Lock Company to create Eberhard, a global leader in the engineering and manufacturing of access and security hardware. Eberhard offers a standard product line of rotary latches, compression latches, draw latches, hinges, camlocks, key switches, padlocks, and handles, among other products, as well as comprehensive development and program management services for custom electromechanical and mechanical systems designed for specific original equipment manufacturers (“OEMs”) and customer applications. Eberhard’s products are found in various ranges of applications and products globally.

Velvac is a designer and manufacturer of proprietary vision technology for OEMs and aftermarket applications, and a leading provider of aftermarket components to the heavy-duty truck market in North America. Velvac serves diverse, niche segments within the heavy- and medium-duty truck, motorhome, and bus markets.

Diversified Products

The Diversified Products segment consists of Frazer & Jones, Greenwald Industries (“Greenwald”); and Argo EMS (formerly Argo Transdata). Frazer & Jones designs and manufactures high quality ductile and malleable iron castings. Products include valves, torque screws, bean clamps and concrete anchors. These products are sold to a wide range of industrial markets, including oil, water and gas; truck/automotive rail, and military/aerospace. The Company believes Frazer & Jones is a producer of expansion shells for use in supporting the roofs of underground mines in North America. Greenwald designs, manufactures and markets payment systems and coin security products used primarily in the commercial laundry market. Greenwald’s products include timers, drop meters, coin chutes, money boxes, meter cases, mobile payment apps, smart cards, value transfer stations, smart card readers, card management software, and access control units. Argo EMS supplies printed circuit boards and other electronic assemblies to OEMs in various industries, including measurement systems, semiconductor equipment manufacturing, and industrial controls, medical and military products.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

Sales are made to customers primarily in North America.

2. BUSINESS ACQUISITIONS

Hallink Moulds, Inc.

Effective August 10, 2020 the Company acquired certain assets, including accounts receivable, inventories, furniture, fixtures and equipment, intellectual property rights and rights existing under all sales and purchase agreements, and assumed certain liabilities, of Hallink, RSB Inc. These assets are held in our subsidiary, Hallink Moulds. Hallink Moulds produces injection blow mold tooling and is a supplier of blow molds and change parts to the food, beverage, healthcare and chemical industry. Hallink Moulds specializes in the design, development and manufacture of 2-step stretch blow molds, and related components for the stretch blow molding industry offering integrated turnkey solutions to its customers worldwide.

Hallink Moulds is included in the Engineered Solutions segment of the Company from the date of the acquisition. The cost of the acquisition of Hallink Moulds was approximately $7,173,000.

The above acquisition was accounted for under ASU 2014-18, Business Combinations (Topic 805). The acquired business is included in the consolidated operating results of the Company from the effective date of the acquisition. The excess of the cost of Hallink Moulds over the fair market value of the net assets acquired of $2,302,000 has been recorded as goodwill. An independent third party was utilized to establish the fair market value of net assets acquired.

In connection with the above acquisition, the Company recorded the following intangible assets:

Asset Class/Description	Amount	Weighted-Average Period in Years
Patents, technology, and licenses
Customer relationships	$2,345,000	6
Intellectual property	591,000	6
Non-compete agreements	1,001,000	5
	$3,937,000

There is no anticipated residual value relating to these intangible assets.

Big 3 Precision

On August 30, 2019, the Company and its newly-formed wholly-owned subsidiary, Eastern Engineered Systems, Inc., a Delaware corporation (“EES”) entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Big 3 Holdings, LLC, a Delaware limited liability company (“Seller”), Big 3 Precision Mold Services, Inc., a Delaware corporation and wholly-owned subsidiary of Seller (“Big 3 Mold”), Big 3 Precision Products, Inc., a Delaware corporation and wholly owned subsidiary of Seller (“Big 3 Products”), Industrial Design Innovations, LLC, a Delaware limited liability company and wholly-owned subsidiary of Big 3 Products (“Design Innovations”), Sur-Form, LLC, a Delaware limited liability company and wholly-owned subsidiary of Big 3 Products (“Sur-Form”), Associated Toolmakers Limited, a limited company formed under the laws of England and Wales and wholly-owned subsidiary of Big 3 Mold (“Associated” and together with Big 3 Mold, Big 3 Products, Design Innovations and Sur-Form, collectively “Big 3 Precision”), TVV Capital Partners III, L.P., a Delaware limited partnership, TVV Capital Partners III-A, L.P., a Delaware limited partnership, Alan Scheidt, Todd Riley, Clinton Hyde, and Big 3 Holdings, LLC, a Delaware limited liability company, as the initial Seller Representative. On August 30, 2019, pursuant to the Stock Purchase Agreement, the Company, through EES, acquired all of the outstanding equity interests of Big 3 Products and Big 3 Mold, and indirectly through them, all of the outstanding equity interests in Design Innovations, Sur-Form and Associated, for an adjusted purchase cash price of $81.2 million (the “Big 3 Precision Acquisition”). The Big 3 Precision Acquisition was financed with a combination of $2.1 million of cash on hand, a credit agreement (the “Credit Agreement”) with Santander Bank, N.A., for itself and, People’s United Bank, National Association and TD Bank, N.A. as lenders, providing for a $100.0 million term loan and a $20.0 million revolving credit line. In connection with the Credit Agreement, the Company also used its cash to repay the remaining balance (approximately $19.1 million) of its then outstanding term loan with People’s United Bank, National Association. Through its two divisions, Big 3 Products and Big 3 Mold, Big 3 Precision serves diverse markets including truck, automotive, plastic packaging products, packaged consumer goods and pharmaceuticals. In particular, Big 3 Products works with leading manufacturers to design and produce custom returnable packaging to integrate with their assembly processes. Big 3 Mold designs and manufactures blow mold tools.

Notes to Consolidated Financial Statements (continued)

2. BUSINESS ACQUISITIONS (continued)

The following table summarizes the consideration paid for Big 3 Precision and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date, as well as the fair value at the acquisition date. An independent third party was utilized to establish the fair market value of net assets acquired.

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
$81,155,753

Accounts Receivable

Acquired receivables are amounts due from customers, with fair value based on net realizable value.

Inventories

The estimated fair value of inventories acquired, which are at net realizable value based upon third party valuation specialist.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

2. BUSINESS ACQUISITIONS (continued)

Property, Plant and Equipment

The property plant and equipment are estimated at fair value at the time of the acquisition based upon third party valuation specialist.

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

Goodwill Allocation

Goodwill of $2,302,000 arising from the acquisition of Hallink Moulds consists of the difference between the consideration paid and the fair value of the assets and liabilities acquired.

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

Acquisition Related Expenses

Included in general and administrative expenses in the consolidated statements of operations were acquisition expenses for the twelve-month period ended January 2, 2021 of $299,531.

3. ACCOUNTING POLICIES

Fiscal Year

The Company’s year ends on the Saturday nearest to December 31. Based on this policy, fiscal year 2020 was comprised of 53 weeks and fiscal 2019 included 52 weeks. References in these Notes to the consolidated financial statements to “2020” or “fiscal year 2020” mean the fiscal year ended January 2, 2021, and references to “2019” or “fiscal year 2019” mean the fiscal year ended December 28, 2019. References to the “fourth quarter of 2020” or the “fourth fiscal quarter of 2020” mean the thirteen-week period from October 4, 2020 to January 2, 2021, and references to the “fourth quarter of 2019” or the “fourth fiscal quarter of 2019” mean the thirteen-week period from September 29, 2019 to December 28, 2019.

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

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Consolidated Balance Sheet for fiscal year ended December 28, 2019 to reclassify customer funded projects from fixed assets to prepaid expenses and other current assets.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. On an ongoing basis the Company evaluates its estimates, including those related to product returns, bad debts, carrying value of inventories, intangible and other long-lived assets, income taxes, pensions and other postretirement benefits. Actual results could differ from those estimates.

Foreign Currency

For foreign operations asset and liability accounts are translated with an exchange rate at the respective balance sheet dates; income statement accounts are translated at the average exchange rate for the years. Resulting translation adjustments are made directly to a separate component of shareholders’ equity – “Accumulated other comprehensive (loss) – Foreign currency translation”. Foreign currency exchange transaction gains and losses are not material in any year.

Cash Equivalents

Highly liquid investments purchased with a maturity of three months or less are considered cash equivalents. The Company has deposits that exceed amounts insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000, but the Company does not consider this a significant concentration of credit risk based on the strength of the financial institution. Approximately 38% of available cash is located outside of the United States in our foreign subsidiaries.

Accounts Receivable

Accounts receivable are stated at their net realizable value. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company reviews the collectability of its receivables on an ongoing basis considering a combination of factors. The Company reviews potential problems, such as past due accounts, a bankruptcy filing or deterioration in the customer’s financial condition, to ensure the Company is adequately accrued for potential loss. Accounts are considered past due based on when payment was originally due. If a customer’s situation changes, such as a bankruptcy or change in creditworthiness, or there is a change in the current economic climate, the Company may modify its estimate of the allowance for doubtful accounts. The Company will write off accounts receivable after reasonable collection efforts have been made and the accounts are deemed uncollectible.

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined by the last-in, first-out (LIFO) method in the U.S. ($27.9 million for U.S. inventories at January 2, 2021, excluding Big 3 Precision and Velvac) and by the first-in, first-out (FIFO) method for inventories outside the U.S. ($5.8 million for inventories outside the U.S. at January 2, 2021) and for Big 3 Precision and Velvac. Cost exceeds the LIFO carrying value by approximately $6.8 million at January 2, 2021 and $6.7 million at December 28, 2019. There was no material LIFO quantity liquidation in 2020 or 2019. In addition, as of the balance sheet dates, the Company has recorded reserves for excess/obsolete inventory.

Property, Plant and Equipment and Related Depreciation

Property, plant and equipment (including equipment under capital lease) are stated at cost. Depreciation expense ($4,843,134 in 2020, $4,722,758 in 2019) is computed generally using the straight-line method based on the following estimated useful lives of the assets: Buildings - 10 to 39.5 years; Machinery and equipment - 3 to 10 years.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets and certain intangible assets for impairment whenever events or changes in circumstances indicate the that carrying amount may not be recoverable. In such an event, the carrying value of long-lived assets is reviewed by management to determine if the value may be impaired. If this review indicates that the carrying amount will not be recoverable, as determined based on the estimated expected future cash flows attributable to the asset over the remaining amortization period, management will reduce the carrying amount to recognize the impairment and recognize an impairment loss. The measurement of the impairment loss to be recognized is to be based on the difference between the fair value and the carrying amount of the asset. Fair value is defined as the amount of which the asset could be bought or sold in a current transaction between willing parties. Where quoted market prices in active markets are not available, management would estimate fair value based on the best information available in the circumstances such as the price of similar assets, a discounted cash flow analysis or other techniques. No impairment losses were recognized for the period ended January 2, 2021 and for the period December 28, 2019.

Goodwill

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

In the second quarter of 2020, management determined that the estimated fair value of Greenwald Industries was likely below its carrying amount. The factors that led to this determination included additional competition, industry movement away from legacy products and intense competition in new mobile payment apps. This fundamental shift in lower cost mobile payment systems away from the higher cost electronic smart card payment systems resulted in our belief that the carrying value of Greenwald exceeded its fair value. As a result, an independent valuation was conducted which estimated that the carrying value exceeded the fair value by approximately $4.0 million. Management recognized this impairment charge in the second quarter.

In December, 2020 the Company announced that the Eberhard Hardware Manufacturing Ltd. subsidiary in Ontario, Canada would be closed and all tangible assets would be moved to Eberhard Manufacturing division in Cleveland, Ohio. As a result, approximately $1.0 million of goodwill associated with Eberhard Hardware Manufacturing Ltd. was impaired and written off the books in December 2020. Management recognized this impairment charge in the fourth quarter of 2020.

The Company performed qualitative assessments of goodwill as of the end of fiscal 2019 and determined it was more likely than not that no impairment existed at the end of 2019.

The Company will perform annual qualitative assessments in subsequent years as of the end of each fiscal year. Additionally, the Company will perform interim analysis whenever conditions warrant.

Intangible Assets

Patents are recorded at cost and are amortized using the straight-line method over the lives of the patents. Technology and licenses are recorded at cost and are generally amortized on a straight-line basis over periods ranging from 5 to 17 years. Generally, non-compete agreements and customer relationships are amortized using the straight-line method over a period of 5 years. Amortization expense in 2020 and 2019 was $3,634,378 and $1,726,539, respectively. In the event that facts and circumstances indicate that the carrying value of the intangible assets, including definite life intangible assets, may be impaired, an evaluation is performed to determine if a write-down is required. No impairment losses were recognized for the period ended January 2, 2021 and for the period December 28, 2019.

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

The Company’s financial instruments are primarily investments in pension assets, see Note 10, Retirement Benefit Plans, and consists of an interest rate swap.

The Company’s interest rate swap is not an exchange-traded instrument. However, it is valued based on observable inputs for similar liabilities and accordingly is classified as Level 2. The amount of the interest rate swap is included in other accrued liabilities.

The carrying amounts of other financial instruments (cash and cash equivalents, accounts receivable, accounts payable and debt) as of January 2, 2021 and December 28, 2019, approximate fair value based on the expected future cash flows of the related instruments.

Leases

The Company presents right-of-use (“ROU”) assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02, Leases. The Company elected to account for non-lease components as part of the lease component to which they relate. Lease accounting involves significant judgements, including making estimates related to the lease term, lease payments, and discount rate.

The Company has operating leases for buildings, warehouse and office equipment.  The Company determines whether an arrangement is, or contains, a lease at contract inception. An arrangement contains a lease if the Company has the right to direct the use of and obtain substantially all of the economic benefits of an identified asset. ROU assets and lease liabilities are recognized at lease commencement based on the present value of lease payments over the lease term.  Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.  Most leases include one or more options to renew.  The exercise of lease renewal options is at our sole discretion.  The Company’s option to extend certain leases ranges from 1–119 months.  All options to extend, when it is reasonably certain the option will be exercised, have been included in the calculation of the ROU asset and lease liability.

Currently, the Company has 35 operating leases and three finance leases with a lease liability of $12.8 million as of January 2, 2021.  The finance lease arrangements are immaterial.  The basis, terms and conditions of the leases are determined by the individual agreements.  The leases do not contain residual value guarantees, restrictions, or covenants that could cause the Company to incur additional financial obligations.  We rent or sublease a part of one real estate property to a third party.  There are no related party transactions.  There are no leases that have not yet commenced that could create significant rights and obligations for the Company.

Total lease expense for each of the next five fiscal years is estimated to be as follows: 2021 - $2,923,761; 2022 - $2,262,399; 2023 - $1,872,491; 2024 - $1,481,832; 2025 - $844,884 and $3,421,563 thereafter. The weighted average remaining lease term is 6.8 years. The interest rate used was 3.5% - 5.0%.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The Company generates wholesale revenues primarily from the sale of products to original equipment manufacturers and distributers in the United States. The Company recognizes revenue upon shipment or transfer of title to the customer as that is when the customer obtains control of the promised goods. The Company typically extends credit terms to its customers based on their creditworthiness and generally does not receive advance payments. As such, the Company records accounts receivable at the time of shipment, when the Company’s right to the consideration becomes unconditional. Accounts receivable from the Company’s customers are typically due within 30 days of invoicing. An allowance for doubtful accounts is provided based on a periodic analysis of individual account balances, including an evaluation of days outstanding, payment history, recent payment trends and the Company’s assessment of the customer’s credit worthiness. As of January 2, 2021 and December 28, 2019, the Company’s allowance for doubtful accounts total was $545,000 and $556,000, respectively. As of January 2, 2021, and December 28, 2019, the Company’s bad debt expense was $253,000 and $64,000 respectively.

The Company considers several factors in determining that control transfers to the customer upon shipment of products. These factors include that legal title transfers to the customer, the Company has a present right to payment, and the customer has assumed the risk and rewards of ownership at the time of shipment.

Big 3 Mold may employ the efforts expended method for the percentage of completion for revenue recognition for certain transactions. The efforts expended method calculates the proportion of effort expended to date in comparison to the total effort expected to be expended for the contract. The amount of revenue recognized employing the percentage of completion method was $505,000 for the year ended January 2, 2021 and $576,000 for the year ended December 28, 2019.

Based on historical experience, the Company does not accrue a reserve for product returns. For the years ended January 2, 2021 and December 28, 2019, the Company recorded sales returns of $459,000 and $613,000, respectively, as a reduction of revenue.

Greenwald Industries generates subscription services revenue from access provided to customers to the division’s specific online databases. For the years ended January 2, 2021 and December 28, 2019, Greenwald Industries subscription services revenue was $441,000 and $567,000, respectively.

Sales and similar taxes that are imposed on the Company’s sales and collected from the customer are excluded from revenues.

Costs for shipping and handling activities, including those activities that occur subsequent to transfer of control to the customer, are recorded as cost of sales and are expensed as incurred.

For the years ended January 2, 2021 and December 28, 2019, the Company recorded no revenues related to performance obligations satisfied in prior periods. The Company has elected to use the practical expedient to exclude disclosure of transaction prices allocated to remaining performance obligations, and when the Company expects to recognize such revenue, for all periods prior to the date of initial application of the standard.

See Note 12 regarding the Company’s revenue disaggregated by reporting segment, intersegment sales by reporting segment and geography.

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

Product Development Costs

Product development costs, charged to expense as incurred, were $3,131,035 in 2020 and $6,024,567 in 2019.

Selling and Administrative Expenses

Selling and administrative expenses include all operating costs of the Company that are not directly related to the cost of purchasing, manufacturing and preparing a product for sale. These expenses generally represent administrative expenses for support functions and related overhead.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were $303,060 in 2020 and $462,911 in 2019.

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

Under the terms of the Director’s Fee Program, the directors receive their Director’s fees in common shares of the Company.

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

The Company accounts for uncertain tax positions pursuant to the provisions of FASB Accounting Standards Codification (“ASC”) 740 which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. These provisions detail how companies should recognize, measure, present and disclose uncertain tax positions that have or are expected to be taken. As such, the financial statements will reflect expected future tax consequences of uncertain tax positions presuming the taxing authorities’ full knowledge of the position and all relevant facts. See Note 8, Income Taxes.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

4. GOODWILL

The following is a roll-forward of goodwill for 2020 and 2019:

	Engineered	Diversified
	Solutions	Products	Total
2020
Beginning Balance	$69,614,627	$9,903,385	$79,518,012
Investment in Hallink Moulds	2,302,000	-	2,302,000
Impairment Charge	(972,824)	(4,002,548)	(4,975,372)
Foreign Exchange	50,375	-	50,375
Ending Balance	$70,994,178	$5,900,837	$76,895,015

	Engineered	Diversified
	Solutions	Products	Total
2019
Beginning Balance	$24,936,991	$9,903,385	$34,840,376
Investment in Big 3 Precision	44,636,744	-	44,636,744
Foreign Exchange	40,892	-	40,892
Ending Balance	$69,614,627	$9,903,385	$79,518,012

The Eastern Company

Notes to Consolidated Financial Statements (continued)

5. INTANGIBLES

Trademarks are not amortized as their lives are deemed to be indefinite. Total amortization expense for each of the next five years is estimated to be as follows: 2021 - $3.8 million; 2022 - $3.8 million; 2023 - $3.8 million; 2024 - $3.0 million and 2025 - $3.0 million.

				Weighted-Average
	Engineered	Diversified		Amortization
	Solutions	Products	Total	Period (Years)
2020 Gross Amount
Patents and developed technology	$7,063,510	$386,828	$7,450,338	9.3
Customer relationships	26,030,122	-	26,030,122	8.6
Non-compete agreements	1,107,243	-	1,107,243	4.3
Intellectual property	-	-	-
Total Gross Intangibles	$34,200,875	$386,828	$34,587,703	8.6

2020 Accumulated Amortization
Patents and developed technology	$2,262,507	$379,893	$2,642,400
Customer relationships	4,742,839	-	4,742,839
Non-compete agreements	106,458	-	106,458
Intellectual property	-	-	-
Accumulated Amortization	$7,111,804	$379,893	$7,491,697

Net 2020 per Balance Sheet	$27,089,071	$6,935	$27,096,006

2019 Gross Amount
Patents and developed technology	$6,607,802	$386,828	$6,994,630	10.2
Customer relationships	23,588,675	449,706	24,038,381	9.6
Non-compete agreements	64,570	407,000	471,570	1.9
Intellectual property	-	307,370	307,370	2.0
Total Gross Intangibles	$30,261,047	$1,550,904	$31,811,951	9.5

2019 Accumulated Amortization
Patents and developed technology	$1,941,060	$353,093	$2,294,153
Customer relationships	1,882,781	449,706	2,332,487
Non-compete agreements	10,832	407,000	417,832
Intellectual property	-	307,369	307,369
Accumulated Amortization	$3,834,673	$1,517,168	$5,351,841

Net 2019 per Balance Sheet	$26,426,374	$33,736	$26,460,110

The Eastern Company

Notes to Consolidated Financial Statements (continued)

6. DEBT

On August 30, 2019, the Company entered into the Credit Agreement with Santander Bank, N.A., for itself, People’s United Bank, National Association. and TD Bank, N.A. as lenders, that included a $100 million term portion and a $20 million revolving commitment portion. Proceeds of the term loan were used to repay the Company’s remaining outstanding term loan (and to terminate its existing credit facility) with People’s United Bank, N.A. (approximately $19 million) and to acquire Big 3 Precision. The term portion of the loan requires quarterly principal payments of $1,250,000 for an 18-month period beginning December 31, 2019. The repayment amount then increases to $1,875,000 per quarter beginning September 30, 2021 and continues through June 30, 2023. The repayment amount then increases to $2,500,000 per quarter beginning September 30, 2023 and continues through June 30, 2024. The term loan is a 5-year loan with the remaining balance due on August 30, 2024. The revolving commitment portion has an annual commitment fee of 0.25% based on the unused portion of the revolver. The revolving commitment portion has a maturity date of August 30, 2024. During 2019 and 2020, the Company did not borrow any funds on the revolving commitment portion of the facility. The interest rates on the term and revolving credit portion of the Credit Agreement vary. The interest rates may vary based on the LIBOR rate plus a margin spread of 1.25% to 2.25%. The Company’s obligations under the Credit Agreement are secured by a lien on certain of the Company’s and its subsidiaries’ assets pursuant to a Pledge and Security Agreement, dated August 30, 2019 with Santander Bank, N.A., as administrative agent.

The Company’s loan covenants under the Credit Agreement require the Company to maintain a senior net leverage ratio not to exceed 4.25 to 1. In addition, the Company will be required to maintain a fixed charge coverage ratio to be not less than 1.25 to 1.

On August 30, 2019, the Company entered into an interest rate swap contract with Santander Bank, N.A., with an original notational amount of $50,000,000, which was equal to 50% of the outstanding balance of the term loan on that date. The Company has a fixed interest rate of 1.44% on the swap contract and will pay the difference between the fixed rate and LIBOR when LIBOR is below 1.44% and will receive interest when the LIBOR rate exceeds 1.44%. On January 2, 2021, the interest rate for half ($41.9 million) of the term portion was 1.9%, using a one-month LIBOR rate, and 3.19% one the remaining balance ($46.9 million) of the term loan based on a one-month LIBOR rate.

The interest rates on the Credit Agreement, and interest rate swap contract are susceptible to changes to the method that LIBOR rates are determined and to the potential phasing out of LIBOR after 2021. Information regarding the potential phasing out of LIBOR is provided below.

On July 27, 2017, the Financial Conduct Authority (the “FCA”) (the authority that regulates LIBOR) announced that it would phase out LIBOR by the end of 2021. The ICE Benchmark Administration (the “IBA”) recently announced market consultation regarding the extension of US dollar LIBOR tenors through June 30, 2023, which the FCA supports. The Alternative Reference Rates Committee (the “ARRC”), a financial industry group convened by the Federal Reserve Board, has recommended the use of the Secured Overnight Financing Rate (“SOFR”) to replace LIBOR. The difference between LIBOR and SOFR is that LIBOR is a forward-looking rate which means the interest rate is set at the beginning of the period with payment due at the end. SOFR is a backward-looking overnight rate, which has implications for how interest and other payments are based. Changes in the method of calculating the replacement of LIBOR with an alternative rate or benchmark are still in flux, and once an alternative rate is adopted, may adversely affect interest rates and result in higher borrowing costs. This could materially and adversely affect the Company’s results of operations, cash flows and liquidity. We cannot predict the effect of the potential changes to LIBOR or the establishment and use of alternative rates or benchmarks at this time. We are working with our senior lender and may need to renegotiate our credit facilities as LIBOR phases out in June 2023.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

6. DEBT (continued)

Debt consists of:

	2020	2019
Term loans	$88,693,492	$98,765,233
Revolving credit loan	—	—
	88,693,492	98,765,233
Less current portion	6,437,689	5,187,689
	$82,255,803	$93,577,554

1 Amounts are net of unamortized discounts and debt issuance costs of $273,312 as of January 2, 2021 and $360,146 as of December 28, 2019.

The Company paid interest of $2,754,980 in 2020, $1,857,961 in 2019.

The Company’s loan covenants under the Credit Agreement require the Company to maintain a consolidated fixed charge coverage ratio of at least 1.25 to 1, which is to be tested quarterly on a twelve-month trailing basis. In addition, the Company will be required to show a senior net leverage ratio of 4.25 to 1. The Company was in compliance with all covenants as of January 2, 2021. In addition, the Company has restrictions on, among other things, new capital leases, purchases or redemptions of its capital stock, mergers and divestitures, and new borrowing. The Company was in compliance with all covenants in 2020 and 2019.

As of January 2, 2021, scheduled annual principal maturities of long-term debt for each of the next five years follow:

2021	$6,437,689
2022	7,500,000
2023	8,750,000
2024	66,005,803
Thereafter	—
$88,693,492

7. STOCK OPTIONS AND AWARDS

Stock Options

As of January 2, 2021, the Company has one stock option plan, The Eastern Company 2020 Stock Incentive Plan (the “2020 Plan”), for officers, other key employees, and non-employee Directors. The Eastern Company 2010 Executive Stock Incentive Plan expired in February 2020. Incentive stock options granted under the 2020 Plan must have exercise prices that are not less than 100% of the fair market value of the Company’s common stock on the dates the stock options are granted. Restricted stock awards may also be granted to participants under the 2020 Plan with restrictions determined by the Compensation Committee of the Company’s Board of Directors. Under the 2020 Plan, non-qualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Company’s Board of Directors. During 2020 and 2019, the Company did not grant stock options or restricted stock.

The 2020 Plan also permits the issuance of Stock Appreciation Rights (“SARs”). The SARs are in the form of an option with a cashless exercise price equal to the difference between the fair value of the Company’s common stock at the date of grant and the fair value as of the exercise date resulting in the issuance of the Company’s common stock. The Company issued 44,000 SARs during 2020 and 96,000 SARs during 2019.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

7. STOCK OPTIONS AND AWARDS (continued)

Stock-based compensation expense in connection with Stock Awards and SARs granted to employees during fiscal year 2020 was $376,000 and for 2019 was $397,000. For the period of 2020, the Company used several assumptions which included an expected term of 4 years, volatility deviation of 38.62% and a risk-free rate of 0.26%. For the period of 2019, the Company used several assumptions which included an expected term of 3.5 to 4 years, volatility deviation of 28.88% and 32.33% and a risk-free rate of 1.42% to 2.48%.

As of January 2, 2021, there were 818,864 shares of common stock reserved and available for future grant under the above noted 2020 Plan.

The following tables set forth the outstanding SARs for the period specified:

	Year Ended January 2, 2021		Year Ended December 28, 2019
	Units	Weighted - Average Exercise Price	Units	Weighted - Average Exercise Price
Outstanding at beginning of period	276,000	$22.30	189,167	$21.46
Issued	44,000	20.20	96,000	23.65
Exercised	--	--	(1,667)	19.10
Forfeited	(75,999)	22.00	(7,500)	21.20
Outstanding at end of period	244,001	21.87	276,000	22.30

SARs Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of January 2, 2021	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable as of January 2, 2021	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$19.10-26.30	244,001	2.3	$21.87	71,172	1.3	$20.38

The following tables set forth the outstanding stock grants for the period specified:

	Year Ended January 2, 2021		Year Ended December 28, 2019
	Shares	Weighted - Average Exercise Price	Shares	Weighted - Average Exercise Price
Outstanding at beginning of period	25,000	$—	25,000	$—
Issued	—	—	—	—
Forfeited	—	—	—	—
Outstanding at end of period	25,000	—	25,000	—

The Eastern Company

Notes to Consolidated Financial Statements (continued)

7. STOCK OPTIONS AND AWARDS (continued)

Stock Grants Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of January 2, 2021	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable as of January 2, 2021	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
—	25,000	1.3	—	—	—	—

As of January 2, 2021, outstanding SARs and options had an intrinsic value of $1,253,140.

8. INCOME TAXES

Deferred income taxes are provided on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and those for income tax reporting purposes. Deferred income tax (assets) liabilities relate to:

	2020	2019
Property, plant and equipment	$4,460,316	$4,638,141
Right of Use Asset	3,014,148	2,933,189
Intangible assets	8,913,638	9,236,711
Other		380,336
Foreign Withholding Tax	250,432	315,747
Total deferred income tax liabilities	16,638,534	17,504,124

Other postretirement benefits	(279,776)	(239,348)
Inventories	(1,091,887)	(1,422,472)
Allowance for doubtful accounts	(120,150)	(123,172)
Accrued compensation	(399,057)	(311,125)
Lease Obligation	(3,014,148)	(2,933,189)
Pensions	(7,761,369)	(6,804,275)
Foreign Tax Credit	(976,000)	(400,078)
Other	(97,072)	--
Total deferred income tax assets	(13,739,459)	(12,233,659)
Net deferred income tax (assets) liabilities	$2,899,075	$5,270,465

Income before income taxes consists of:

	2020	2019
Domestic	$5,196,096	$12,537,168
Foreign	829,516	3,668,803
	$6,025,612	$16,205,971

The Eastern Company

Notes to Consolidated Financial Statements (continued)

8. INCOME TAXES (continued)

The provision for income taxes follows:

	2020	2019
Current:
Federal	$(503,106)	$2,783,481
Foreign	1,096,839	1,001,270
State	223,978	489,921
Deferred:
Federal	(46,555)	(756,206)
Foreign	(65,315)	(225,014)
State	(85,751)	(353,623)
	$620,090	$2,939,829

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows:

	2020		2019
	Amount	Percent	Amount	Percent
Income taxes using U.S. federal statutory rate	$1,265,378	21%	$3,403,254	21%
State income taxes, net of federal benefit	96,742	1	117,276	1
Impact on Foreign Repatriation Tax Reform	139,765	2	--	0
Impact of foreign subsidiaries on effective tax rate	165,210	3	(239,823)	(2)
Impact of Research & Development tax credit	(188,944)	(3)	(411,090)	(3)
Uncertain tax positions reserve	(926,101)	(15)	0	0
Other—net	68,040	1	70,212	1
	$620,090	10%	$2,939,829	18%

Total income taxes paid were $3,755,475 in 2020 and $3,197,984 in 2019.

Pursuant to SAB 118, the company is allowed a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts and as such has adjusted for the finalization of the tax impacts in the fourth quarter of 2018. The change primarily related to deferred taxes.

Under accounting standards (ASC 740), a deferred tax liability is not recorded for the excess of the financial reporting (book) basis over the tax basis of an investment in a foreign subsidiary if the indefinite reinvestment criteria are met. Effective for foreign earnings after December 30, 2017, if such earnings are distributed in the form of cash dividends, the Company would not be subject to additional U.S. income taxes but could be subject to foreign income and withholding taxes. A provision has not been made for additional U.S. federal and foreign taxes at January 2, 2021 on approximately $7,712,164 of undistributed earnings of foreign subsidiaries because the Company intends to reinvest these funds indefinitely. It is not practicable to estimate the unrecognized deferred tax liability for withholding taxes on these undistributed earnings.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The list of changes is comprehensive. The changes include removing exceptions to incremental intraperiod tax allocation of losses and gains from different financial statement components, exceptions to the method of recognizing income taxes on interim period losses and exceptions to deferred tax liability recognition related to foreign subsidiary investments. In addition, ASU 2019-12 requires that entities recognize franchise tax based on an incremental method, requires an entity to evaluate the accounting for step-ups in the tax basis of goodwill as inside or outside of a business combination, and removes the requirement to allocate the current and deferred tax provision among entities in standalone financial statement reporting. The ASU also now requires that an entity reflect enacted changes in tax laws in the annual effective rate, and other Codification adjustments have been made to employee stock ownership plans. For public business entities, the amendments in ASU 2019-12 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of ASU 2019-12 is permitted, including adoption in any interim period for public business entities for periods for which financial statements have not yet been issued. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The Company will adopt ASU 2019-12 in the first interim period of 2021.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

8. INCOME TAXES (continued)

On March 27, 2020, the $2 trillion bipartisan Coronavirus Aid, Relief, and Economic Security Act (H.R. 748) (the “CARES Act”) became law. The CARES Act includes a variety of economic and tax relief measures intended to stimulate the economy, including loans for small businesses, payroll tax credits/deferrals, and corporate income tax relief. We are analyzing the following components of the CARES Act to determine their effect on our income tax provision:

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

	2020	2019

Balance at beginning of year	$2,407,382	$299,722
Increase (decrease) for positions taken during the current period	(28,637)	137,927
Increase (decrease) for positions taken during the prior period	--	2,039,117
Increase (decrease) resulting from the expiration of the statute of limitations	(1,300,436)	(69,384)
Balance at end of year	$1,078,309	$2,407,382

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2016 and non-U.S. income tax examinations by tax authorities prior to 2014.

Included in the balance at January 2, 2021, are $653,204 of unrecognized tax benefits that would affect the annual effective tax rate. In 2020, the Company recognized accrued interest related to unrecognized tax benefits in income tax expense. The Company had approximately $56,105 of accrued interest at January 2, 2021.

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

Future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year during each of the next five years follow:

2021	$2,923,761
2022	2,262,399
2023	1,872,491
2024	1,481,832
2025	844,884
$9,385,367

Rent expense for all operating leases was $2,840,908 in 2020 and $3,106,630 in 2019. The weighted average lease term for all operating leases is 6.8 years. The weighted average discount rate for all operating leases is 5%.

10. RETIREMENT BENEFIT PLANS

The Company has non-contributory defined benefit pension plans covering some U.S. employees. Plan benefits are generally based upon age at retirement, years of service and, for its salaried plan, the level of compensation. The Company also sponsors unfunded non-qualified supplemental retirement plans that provide certain former officers with benefits in excess of limits imposed by federal tax law.

The Company also provides health care and life insurance for retired salaried employees in the United States who meet specific eligibility requirements.

Components of the net periodic benefit cost of the Company’s pension benefit plans for the fiscal year indicated were as follows:

Notes to Consolidated Financial Statements (continued)

10. RETIREMENT BENEFIT PLANS (continued)

	2020	2019
Service cost	$1,065,739	$1,055,410
Interest cost	2,856,569	3,516,318
Expected return on plan assets	(5,461,044)	(4,761,320)
Amortization of prior service cost	99,380	99,380
Amortization of the net loss	1,300,134	1,162,196
Net periodic benefit cost	$(139,222)	$1,071,984

Service costs are reported in the cost of products sold and the other components of net periodic benefit costs are reported in other income in the consolidated statements of income.

Assumptions used to determine net periodic benefit cost for the Company’s pension benefit plans for the fiscal year indicated were as follows:

	2020	2019
Discount rate
- Pension plans	3.18% - 3.23%	4.20% - 4.22%
- Supplemental pension plans	2.61%	3.81%
Expected return on plan assets	7.5%	7.5%
Rate of compensation increase	0%	0%

Components of the net periodic benefit cost of the Company’s other postretirement benefit plan were as follows:

	2020	2019
Service cost	$43,418	$33,287
Interest cost	46,668	56,755
Expected return on plan assets	(22,355)	(28,033)
Amortization of prior service cost	(8,253)	(5,072)
Amortization of the net loss	(25,509)	(47,272)
Net periodic benefit cost	$33,969	$9,665

Assumptions used to determine net periodic benefit cost for the Company’s other postretirement plan for the fiscal year indicated were as follows:

	2020	2019
Discount rate	3.35%	4.26%
Expected return on plan assets	4.0%	4.0%

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. RETIREMENT BENEFIT PLANS (continued)

As of January 2, 2021, and December 28, 2019, the status of the Company’s pension benefit plans and other postretirement benefit plan was as follows:

	Pension Benefit		Other Postretirement Benefit
	2020	2019	2020	2019
Benefit obligation at beginning of year	$102,991,053	$91,533,200	$1,566,019	$2,096,761
Change in discount rate	10,606,709	12,313,831	218,000	239,138
Service cost	1,065,739	1,055,410	43,418	33,287
Interest cost	2,856,569	3,516,318	46,668	56,755
Actuarial (gain)/loss	(1,786,595)	(1,508,935)	32,282	77,813
Significant Event	-	-	-	(902,719)
Benefits paid	(4,183,750)	(3,918,781)	(14,654)	(35,016)
Benefit obligation at end of year	$111,549,725	$102,991,043	$1,827,169	$1,566,019

	2020	2019	2020	2019
Fair value of plan assets at beginning of year	$74,359,558	$66,170,875	$558,873	$1,448,126
Actual return on plan assets	5,568,671	11,803,359	83,157	13,466
Employer contributions	2,616,623	304,105	33,343	35,016
Significant Event	-	-	-	(902,719)
Benefits paid	(4,183,750)	(3,918,781)	(33,343)	(35,016)
Fair value of plan assets at end of year	$78,361,102	$74,359,558	$642,030	$558,873

	Pension Benefit		Other Postretirement Benefit
Funded Status	2020	2019	2020	2019
Net amount recognized in the balance sheet	$(33,188,623)	$(28,631,485)	$(1,185,139)	$(1,007,146)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefit		Other Postretirement Benefit
	2020	2019	2020	2019
Net (loss)/gain	$(43,727,607)	$(36,315,245)	$349,276	$499,701
Prior service (cost) credit	(165,632)	(265,012)	0	8,253
	$(43,893,239)	$(36,580,257)	$349,276	$507,954

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. RETIREMENT BENEFIT PLANS (continued)

Change in the components of accumulated other comprehensive income consist of:

	Pension Benefit		Other Postretirement Benefit
	2020	2019	2020	2019
Balance at beginning of period	$(36,580,267)	$(34,078,976)	$507,954	$1,345,959
Change due to availability of final actual assets and census data	-	-	-	-
Charged to net periodic benefit cost
Prior service cost	99,380	99,380	(8,253)	(5,072)
Net loss (gain)	1,300,134	1,162,196	(25,509)	(47,272)
Liability (gains)/losses
Discount rate	(10,606,709)	(12,313,831)	(218,000)	(239,138)
Asset (gains)/losses deferred	6,202,764	7,724,649	60,802	(14,567)
Significant Event	-	-	-	(454,143)
Other	(4,308,541)	826,325	32,282	(77,813)
Balance at end of period	$(43,893,239)	$(36,580,257)	$349,276	$507,954

Assumptions used to determine the projected benefit obligations for the Company’s pension benefit plans and other postretirement benefit plan for the fiscal year indicated were as follows:

		2020	2019
Discount rate
-	Pension plans	2.40% - 2.48%	3.18% - 3.23%
-	Supplemental pension plans	1.49%	2.61%
-	Other postretirement plan	2.66%	3.35%

At January 2, 2021 and December 28 2019, the accumulated benefit obligation for all qualified and nonqualified defined benefit pension plans was $111,549,725 and $102,991,053, respectively.  During 2020, the pension benefit obligation increased between 10.3% to 11.3% due to the decrease in the discount rates from 3.18%-3.23% to 2.40%-2.48%.

Information for the under-funded pension plans with a projected benefit obligation and an accumulated benefit obligation in excess of plan assets:

	2020	2019
Number of plans	5	5
Projected benefit obligation	$111,549,725	$102,991,043
Accumulated benefit obligation	111,549,725	102,991,043
Fair value of plan assets	78,361,102	74,359,558
Net amount recognized in accrued benefit liability	$(33,188,623)	$(28,631,485)

Estimated future benefit payments to participants of the Company’s pension plans are $4.4 million in 2021, $4.6 million in 2022, $4.8 million in 2023, $5.0 million in 2024, $5.2 million in 2025 and a total of $28.1 million from 2026 through 2030.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. Retirement Benefit Plans (continued)

Estimated future benefit payments to participants of the Company’s other postretirement plan are $49,000 in 2021, $50,000 in 2022, $51,000 in 2023, $52,000 in 2024, $54,000 in 2025 and a total of $302,000 from 2026 through 2030.

The Company expects to make cash contributions to its qualified pension plans of approximately $3,100,000 and to its other postretirement plan of approximately $50,000 in 2021.

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

We consider a variety of factors in determining and selecting our assumptions for the discount rate at the end of the year.  In 2020, as in 2019, we developed each plan’s discount rate with the assistance of our actuaries by matching expected future benefit payments in each year to the corresponding spot rates from the FTSE Pension Liability Yield Curve, comprised of high quality (rated AA or better) corporate bonds.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. RETIREMENT BENEFIT PLANS (continued)

The fair values of the company’s pension plans assets at January 2, 2021 and December 28, 2019, utilizing the fair value hierarchy discussed in Note 3, follow:

	January 2, 2021
	Level 1	Level 2	Level 3	Total
Cash and Equivalents:
Common/collective trust funds	$—	$347,538	$—	$347,538
Equities:
The Eastern Company Common Stock	5,230,134		—	5,230,134
Common/collective trust funds
Russell Multi Asset Core Plus Fund (a)	—	35,139,260	—	35,139,260
Fixed Income:
Common/collective trust funds
Target Duration LDI Fixed Income Funds (b)
• Russell 25 Year LDI Fixed Income Fund	—	2,506,615	—	2,506,615
• Russell 14 Year LDI Fixed Income Fund	—	26,452,904	—	26,452,904
STRIPS Fixed Income Funds (c)
• Russell 15 to 20 Year STRIPS Fixed Income Fund	—	3,500,718	—	3,500,718
• Russell 10 to 15 Year STRIPS Fixed Income Fund	—	5,183,933	—	5,183,933
Total	$5,230,134	$73,130,968	$—	$78,361,102

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

The plans’ assets include 217,018 shares of the common stock of the Company having a market value of $5,230,134 and $6,625,560 at January 2, 2021 and December 28, 2019, respectively. No shares were purchased in 2020 or 2019 nor were any shares sold in either period. Dividends received during 2020 and 2019 on the common stock of the Company were $95,488 and $95,488 respectively.

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

The Company made contributions to the plan as follows:

	2020	2019
Regular matching contributions	$692,846	$540,693
Transitional credit contributions	264,473	305,226
Non-discretionary contributions	607,342	638,745
Total contributions made for the period	$1,564,661	$1,484,664

At January 2, 2021, the Company had accrued $519,177 for the non-discretionary safe harbor contribution this amount was expensed in 2020 and was contributed to the plan in January 2021. At December 28, 2019, the Company had accrued $550,286 for the non-discretionary safe harbor contribution. This amount was contributed to the Plan in January 2020 and was expensed in 2019.

11. EARNINGS PER SHARE

The denominators used in the earnings per share computations follow:

	2020	2019
Basic:
Weighted average shares outstanding	6,237,698	6,235,098

Diluted:
Weighted average shares outstanding	6,237,698	6,235,098
Dilutive stock options	26,823	34,910
Denominator for diluted earnings per share	6,264,521	6,270,008

There were no anti-dilutive stock equivalents in 2020 or 2019.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

12. REPORTABLE SEGMENTS

	2020	2019
Sales:
Sales to unaffiliated customers:
Engineered Solutions	$197,614,590	$186,795,507
Diversified Products	42,788,524	64,947,112
	$240,403,114	$251,742,619

Inter-segment Sales:
Engineered Solutions	$675,389	$1,286,384
Diversified Products	25,559	43,451
	$700,948	$1,329,835

Income Before Income Taxes:
Engineered Solutions	$14,589,675	$16,512,736
Diversified Products	(7,589,421)	945,118
Operating Profit	7,000,254	17,457,854
Interest Expense	(2,744,800)	(1,857,961)
Other Income	1,770,158	606,078
	$6,025,612	$16,205,971

Geographic Information:
Net Sales:
United States	$225,835,894	$230,920,619
Foreign	14,567,220	20,822,000
	$240,403,114	$251,742,619

Foreign sales are primarily to customers in North America.

Identifiable Assets:
United States	$253,689,704	$263,295,787
Foreign	21,838,650	17,367,189
	$275,528,354	$280,662,976

Engineered Solutions	$95,140,639	$91,032,813
Diversified Products	36,873,709	49,219,614
	132,014,348	140,252,427
General corporate	143,514,006	140,410,549
	$275,528,354	$280,662,976

The Eastern Company

Notes to Consolidated Financial Statements (continued)

12. REPORTABLE SEGMENTS (continued)

Depreciation and Amortization:
Engineered Solutions	$6,795,435	$4,495,380
Diversified Products	1,682,077	1,959,501
	$8,477,512	$6,454,881

Capital Expenditures:
Engineered Solutions	$2,340,762	$4,025,649
Diversified Products	763,674	1,411,509
	3,104,436	5,437,158
Currency translation adjustment	(8,439)	3,330
General corporate	2,986	-
	$3,098,983	$5,440,488

13. RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (“Topic 842”). ASU 2016-02 requires lessees to present right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. The guidance is to be applied at the beginning of the earliest comparative period in the financial statements and is effective for years beginning after December 15, 2018. Early adoption was permitted. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842 - Leases. ASU 2018-10 clarifies and increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. The guidance is to be applied upon adoption of Topic 842 and is effective for years beginning after December 15, 2018. Also in July 2018, the FASB issued ASU No. 2018-11, Leases. ASU 2018-11 provides clarification and an additional (and optional) transition method to adopt the new leases standard. The guidance is to be applied upon adoption of Topic 842 and is effective for years beginning after December 15, 2018. In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842): Codification Improvements. ASU No. 2019-01 aligns the new leases guidance with existing guidance for the fair value of the underlying asset by lessors that are not manufacturers or dealers and clarifies an exemption for lessors and lessees from a certain interim disclosure requirement associated with adopting the FASB’s new lease accounting standard. The guidance is to be applied upon adoption of Topic 842 and is effective for years beginning after December 15, 2018. See Note 3, Accounting Policies – Leases.

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

In 2016, the Company created a plan to remediate a landfill of spent foundry sand maintained at the Company’s metal casting facility in New York. This plan was agreed to by the New York State Department of Environmental Conservation (the “NYSDEC”) on March 27, 2018. Based on estimates provided by the Company’s environmental engineers, the anticipated cost to remediate and monitor the landfill was $430,000. The Company accrued for and expensed the entire $430,000 in the first quarter of 2018 and fiscal 2017. In the Fall of 2018, detailed construction drawings were prepared by an outside consultant in conjunction with informal progress reviews by the NYSDEC. Long-term groundwater monitoring commenced in April 2019. Verbal approval for the closure plan was received from the NYSDEC in May 2019. Written approval was received in October of 2020. Construction of the closure remedies, including improved drainage system, regrading, and installation of a low permeability cap, is anticipated in May 2021. In the third fiscal quarter of 2021, following the completion of construction work, a closure report and maintenance plan is expected to be prepared for the NYSDEC. This closure report and maintenance plan documents the work done and requests acknowledgment of satisfactory completion of the Order on Consent between Frazer and Jones, and the NYSDEC.

15. CONCENTRATION OF RISK

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk for the Company is its accounts receivable due from customers. The Company has established credit limits for customers and monitors their balances to mitigate the risk of loss. As of January 2, 2021 and December 28, 2019, there was one significant concentration of credit risk. One customer exceeded 10% of total accounts receivable for 2020 and 2019. The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable.

Interest Rate Risk

The Company’s exposure to the risk of changes in market interest rates relates primarily to the Company’s debt, which bears interest at variable rates based on the LIBOR rate plus a margin spread of 1.25% to 2.25%. The Company has an interest rate swap with a notional amount of $46,875,000 on January 2, 2021 to convert a portion of borrowings under the Credit Agreement from variable to fixed rates. The valuation of this swap is determined using the one-month LIBOR rate index and mitigates the Company’s exposure to interest rate risk. Additionally, interest rates on the Company’s debt are susceptible to changes to the method that LIBOR rates are determined and to the potential phasing out of LIBOR after 2021. More information regarding the potential phasing out of LIBOR is discussed in greater detail under Note 6, Debt to the Consolidated Financial Statements.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

The Eastern Company

Naugatuck, Connecticut

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Eastern Company (the Company) as of January 2, 2021 and December 28, 2019, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended January 2, 2021, including the related notes and financial statement schedule appearing under Item 15(a) (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2021 and December 28, 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended January 2, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2021 expressed an unqualified opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the Audit Committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation and Impairment Assessment of Goodwill

Description of the Critical Audit Matter and the Relevant Accounts and Disclosures

As described in Notes 3 and 4 to the consolidated financial statements, the Company’s consolidated goodwill balance was $76.9 million as of January 2, 2021. Management tests reporting units for impairment annually in December, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Reporting units are tested for impairment by comparing the estimated fair value of each reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its estimated fair value, an impairment loss is recorded based on the difference between the fair value and carrying amount, not to exceed the associated carrying amount of goodwill. Management recognized impairment losses of $5.0 million for the year ended January 2, 2021. Management generally utilizes a combination of a) the discounted cash flow method under the income approach, and b) the comparable companies method under the market approach to estimate the fair value of reporting units. As disclosed by management, management’s valuation methods included significant judgments and assumptions related to net sales, cost of products sold, selling and administrative expenses (SG&A), depreciation, working capital, capital expenditures, income tax rates, discount rates, long-term growth rates, and other market factors.

Principal Considerations for the Designation of the Critical Audit Matter

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments is a critical audit matter are (i) the significant judgments and assumptions used by management when developing the fair value measurements of the reporting units; and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to net sales, cost of products sold, SG&A, discount rates, long-term growth rates, and other market factors.

How the Critical Audit Matter was Addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the Company’s reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value estimates; (ii) evaluating the appropriateness of the discounted cash flow and comparable companies methods; (iii) testing the completeness and accuracy of underlying data used in the fair value estimates and (iv) evaluating the significant assumptions related to net sales, cost of products sold, SG&A, discount rates, long-term growth rates, and other market factors. Evaluating management’s assumptions related to net sales, cost of products sold, SG&A, discount rates, long-term growth rates, and other market factors involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

Fiondella, Milone & LaSaracina LLP

We have served as the Company’s auditor since 2009.

Glastonbury, Connecticut

March 16, 2021

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A CONTROLS AND PROCEDURES

Management’s Responsibility for Financial Statements

Management is responsible for the integrity and objectivity of all information presented in this Form 10-K. The consolidated financial statements were prepared in conformity with U.S. GAAP and include amounts based on management’s best estimates and judgments. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent the Company’s financial position and results of operations.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended January 2, 2021, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 240.13a-15. As defined in Exchange Act Rules 240.13a-15(e) and 240.15d-15(e), “the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.” Based upon that evaluation, the CEO and CFO concluded that the Company’s current disclosure controls and procedures were effective as of the January 2, 2021evaluation date.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 240.13a-15(f) and 240.15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our control over financial reporting was effective as of January 2, 2021. The Company’s registered public accounting firm, Fiondella, Milone & LaSaracina LLP, has issued an attestation report on the Company’s internal control over financial reporting. The attestation report is set forth below in this Item 9A.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2020, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
The Eastern Company

Naugatuck, Connecticut

Opinion on Internal Control over Financial Reporting

We have audited The Eastern Company’s (the Company’s) internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows of the Company, and our report dated March 16, 2021, expressed an unqualified opinion.

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

Fiondella, Milone & LaSaracina LLP

Glastonbury, Connecticut

March 16, 2021

ITEM 9B OTHER INFORMATION

None.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors is incorporated herein by reference to the Company’s definitive proxy statement (the “Proxy Statement”) for the 2021 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after January 2, 2021, under the captions “Item No. 1 – Election of Directors” and “Director Compensation in Fiscal 2020.”

The information concerning the Company’s executive officers is incorporated herein by reference to the Proxy Statement under the captions “Executive Compensation,” “Stock Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” and “Termination of Employment and Change in Control Arrangements.”

The information concerning the Company’s Audit Committee is incorporated herein by reference to the Proxy Statement under the captions “Audit Committee Financial Expert,” “Report of the Audit Committee” and “The Board of Directors and Committees.” The Audit Committee Charter is also available on the Company’s website at http://www.easterncompany.com by clicking on Corporate Governance.

The information concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to our Proxy Statement under the caption “Delinquent Section 16(a) Reports.”

The Company’s Board of Directors has adopted a Code of Business Conduct and Ethics that applies to the Company’s Chief Executive Officer, Chief Financial Officer and the Company’s other financial professionals. The Code of Business Conduct and Ethics is available on the Company’s website at https://www.easterncompany.com/ by clicking on Corporate Governance. We intend to disclose any amendment or waiver to the Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions, on our website within four business days after such amendment or waiver.

ITEM 11 EXECUTIVE COMPENSATION

Information concerning director and executive compensation is incorporated herein by reference to portions of the Proxy Statement under the captions “Director Compensation in Fiscal 2020,” “Executive Compensation,” “Stock Options,” “Outstanding Equity Awards at Fiscal Year-End,” and “Termination of Employment and Change in Control Arrangements.” The Compensation Committee of the Board of Directors operates under the Compensation Committee Charter, which can be found on the Company’s website at https://www.easterncompany.com/ by clicking on Corporate Governance.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding securities authorized for issuance under the Company’s equity compensation plans as of January 2, 2021, consisting of the Company’s 2020 Executive Stock Incentive Plan (the “2020 Plan”).

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	47,251	$21.81	818,864
Equity compensation plans not approved by security holders	-	-	-
Total	47,251	$21.81	818,864

Security ownership of certain beneficial owners and management:

(a)	Information concerning security ownership of certain beneficial owners is incorporated herein by reference to the Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management”.

(b)

Information concerning security ownership of management is incorporated herein by reference to the Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management”, “Executive Compensation”, “Stock Based Awards”, “Options Exercised in Fiscal 2020”, and “Outstanding Equity Awards at Fiscal Year-End”. See also the equity compensation plan information in Item 5 of this Form 10-K.

(c)	Changes in Control

None.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding director independence is incorporated herein by reference to the Company’s Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after January 2, 2021 under the captions “Item No.1 – Election of Directors” and “The Board of Directors and Committees”.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accountant fees and services is incorporated herein by reference to the Company’s Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after January 2, 2021 under the caption “Item No. 3 – Ratification of Appointment of Independent Registered Public Accounting Firm”.

PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)	Documents filed as part of this Form 10-K:

(1)	Financial statements

(2)	Financial Statement Schedules

Schedule II — Valuation and qualifying accounts begins on page [77] of this Form 10-K. Schedules other than that listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

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

3.1

Restated Certificate of Incorporation of the Company (conformed copy) (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2020 (SEC File No. 001-35383) filed on May 6, 2020).

3.2

Amended and Restated By-Laws of the Company, as Amended through April 27, 2016 (conformed copy) (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2020 (SEC File No. 001-35383) filed on May 6, 2020).

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

10.4*

The Company’s 2020 Executive Stock Incentive Plan, effective February 19, 2020 (incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (SEC File No. 333-238565), filed on May 21, 2020).

10.5

Credit Agreement dated August 30, 2019 among the Company, the lenders from time to time party hereto), and Santander Bank, N.A., as the administrative agent, an LC Issuer (as there defined), and as the Swing Line Lender (as therein defined) (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-35383), filed on September 3, 2019).

10.6

Pledge and Security Agreement, dated August 30, 2019 among the Company, certain of its Subsidiaries (as defined therein), and Santander Bank, N.A., as administrative agent for the benefit of the Secured Creditors (as defined therein) (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K (SEC File No. 001-35383), filed on September 3, 2019).

21	Subsidiaries of the Company (filed herewith).

23	Consent of Fiondella, Milone & LaSaracina LLP (filed herewith).

31	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit No.	Description

99	Letter to our shareholders from the Annual Report 2020 (filed herewith).

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended January 2, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets as of January 2, 2021 and December 28, 2019; (ii) the Consolidated Statements of Income for the fiscal years ended January 2, 2021 and December 28, 2019; (iii) the Consolidated Statements of Comprehensive Income for the fiscal years ended January 2, 2021 and December 28, 2019; (iv) the Consolidated Statements of Shareholders’ Equity for the fiscal years ended January 2, 2021 and December 28, 2019; (v) the Consolidated Statements of Cash Flows for the fiscal years ended January 2, 2021 and December 28, 2019; and (vi) the Notes to the Consolidated Financial Statements (filed herewith).

* Management contract, compensatory plan or arrangement.

ITEM 16 FORM 10-K SUMMARY

None.

The Eastern Company and Subsidiaries

Schedule II – Valuation and Qualifying accounts

COL. A	COL. B	COL. C			COL. D		COL. E
		ADDITIONS
		(1)	(2)
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts-Describe		Deductions – Describe		Balance at End of Period
Fiscal year ended January 2, 2021: Deducted from asset accounts: Allowance for doubtful accounts	$556,000	$13,000	$-24,000	(c)	$0	(a)	$545,000

Fiscal year ended December 28, 2019: Deducted from asset accounts: Allowance for doubtful accounts	$680,000	$202,000	$78,000	(b)	$0	(a)	$556,000

(a)	Uncollectible accounts written off, net of recoveries.
(b)	Acquired company opening balance.
(c)	Disposed companies ending balance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2021	THE EASTERN COMPANY

	By:	/s/ John L. Sullivan III
John L. Sullivan III
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ August M. Vlak	March 16, 2021
August M. Vlak President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ John L. Sullivan III	March 16, 2021
John L. Sullivan III Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ James A. Mitarotonda	March 16, 2021
James A. Mitarotonda Chairman of the Board

/s/ Fredrick D. DiSanto	March 16, 2021
Fredrick D. DiSanto Director

/s/ John W. Everets	March 16, 2021
John W. Everets Director

/s/ Charles W. Henry	March 16, 2021
Charles W. Henry Director

/s/ Michael A. McManus	March 16, 2021
Michael A. McManus, Jr. Director

/s/ Peggy Scott	March 16, 2021
Peggy B. Scott Director

