Form 10-Q
period 2021-04-03
EASTERN CO
filed 2021-05-11
CIK 31107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended April 3, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from _________ to _________

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

As of April 3, 2021, 6,253,501 shares of the registrant’s common stock, no par value per share, were issued and outstanding.

The Eastern Company

Form 10-Q

FOR THE QUARTERLY PERIOD ENDED APRIL 3, 2021

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	April 3, 2021	March 28, 2020
Net sales	$73,097,875	$65,325,616
Cost of products sold	(55,839,321)	(50,663,943)
Gross margin	17,258,554	14,661,673

Product development expense	(838,825)	(775,444)
Selling and administrative expenses	(10,485,520)	(10,024,958)
Operating profit	5,934,209	3,861,271

Interest expense	(702,859)	(827,664)
Other income	2,426,741	744,793
Income before income taxes	7,658,091	3,778,400

Income taxes	(1,817,264)	(882,583)
Net income	$5,840,827	$2,895,817

Earnings per share:
Basic	$0.93	$0.46

Diluted	$0.93	$0.46

Cash dividends per share:	$0.11	$0.11

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	April 3, 2021	March 28, 2020
Net income	$5,840,827	$2,895,817
Other comprehensive income/(loss):
Change in foreign currency translation	(79,054)	(1,304,447)
Change in marketable securities, net of taxes of:
2021 - $67 and 2020 - $2,897	205	8,878
Change in fair value of interest rate swap, net of tax cost (benefit) of:
2021 - $130,434 and 2020 - $(535,029)	413,040	(1,697,793)
Change in pension and postretirement benefit costs, net of taxes of:
2021 - $92,194 and 2020 - $81,143	295,744	260,295
Total other comprehensive income (loss)	629,935	(2,733,067)
Comprehensive income	$6,470,762	$162,750

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	April 3, 2021	January 2, 2021
	(unaudited)
Current Assets
Cash and cash equivalents	$17,464,669	$16,101,635
Marketable securities	29,224	28,951
Accounts receivable, less allowances: 2021 - $618,000; 2020 - $545,000	42,228,264	37,749,129
Inventories	53,960,426	53,112,393
Current portion of notes receivable	459,863	398,414
Prepaid expenses and other assets	5,341,214	4,345,250
Total Current Assets	119,483,660	111,735,772

Property, Plant and Equipment	86,539,328	88,198,093
Accumulated depreciation	(47,244,599)	(48,246,120)
Property, Plant and Equipment, Net	39,294,729	39,951,973

Goodwill	76,921,385	76,895,015
Trademarks	5,404,284	5,404,284
Patents and other intangibles, net of accumulated amortization	25,958,715	27,096,006
Long term notes receivable, less current portion	1,547,503	1,677,277
Right of Use Assets	12,882,498	12,768,027
Other Assets	122,714,385	123,840,609

TOTAL ASSETS	$281,492,774	$275,528,354

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	April 3, 2021	January 2, 2021
	(unaudited)
Current Liabilities
Accounts payable	$25,357,557	$23,507,719
Accrued compensation	2,520,725	3,675,223
Other accrued expenses	4,785,793	4,121,568
Current portion of lease liability	3,039,689	2,923,761
Current portion of long-term debt	7,062,689	6,437,689
Total Current Liabilities	42,766,453	40,665,960

Deferred income taxes	2,899,074	2,899,075
Other long-term liabilities	1,144,127	1,144,127
Lease liability	9,871,835	9,883,168
Long-term debt, less current portion	80,468,737	82,255,803
Accrued postretirement benefits	1,168,262	1,185,139
Accrued pension cost	32,443,297	33,188,623
Total Liabilities	170,761,785	171,221,895

Shareholders’ Equity

Voting Preferred Stock, no par value: Authorized and unissued: 1,000,000 shares
Nonvoting Preferred Stock, no par value:Authorized and unissued: 1,000,000 shares
Common Stock, no par value, Authorized: 50,000,000 shares Issued:9,003,230 shares in 2021 and 8,996,625 shares in 2020 Outstanding: 6,253,501 shares in 2021 and 6,246,896 shares in 2020	31,779,299	31,501,041
Treasury Stock: 2,749,729 shares in 2021 and 2,749,729 shares in 2020	(20,537,962)	(20,537,962)
Retained earnings	128,356,468	122,840,131
Accumulated other comprehensive income (loss):
Foreign currency translation	874,810	953,864
Unrealized loss on marketable securities, net of tax	(4,302)	(4,507)
Unrealized loss on interest rate swap, net of tax	(974,045)	(1,387,085)
Unrecognized net pension and postretirement benefit costs, net of tax	(28,763,279)	(29,059,023)
Accumulated other comprehensive loss	(28,866,816)	(29,496,751)
Total Shareholders’ Equity	110,730,989	104,306,459
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$281,492,774	$275,528,354

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	April 3, 2021	March 28, 2020
Operating Activities
Net income	$5,840,827	$2,895,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,192,622	2,055,782
Unrecognized pension and postretirement benefits	(674,262)	(678,305)
(Gain) loss on sale of equipment and other assets	(1,600,288)	(437,446)
Provision for doubtful accounts	73,097	156,286
Stock compensation expense	278,258	238,293
Changes in operating assets and liabilities:
Accounts receivable	(4,551,399)	(2,273,864)
Inventories	(1,015,663)	(994,546)
Prepaid expenses and other	(744,138)	341,582
Other assets	(156,726)	(415,415)
Accounts payable	2,063,182	2,766,829
Accrued compensation	(1,159,489)	(1,585,976)
Other accrued expenses	1,554,036	(564,572)
Net cash provided by operating activities	2,100,057	1,504,465

Investing Activities
Marketable securities	(273)	11,151
Payments received from notes receivable	68,325	-
Proceeds from sale of equipment	1,994,017	445,212
Purchases of property, plant and equipment	(919,589)	(828,115)
Net cash provided by/used in investing activities	1,142,480	(371,752)

Financing Activities
Principal payments on long-term debt	(1,162,045)	(1,221,423)
Lease payments	(9,875)	-
Purchase common stock for treasury	-	(368,864)
Dividends paid	(684,702)	(686,614)
Net cash used in financing activities	(1,856,622)	(2,276,901)

Effect of exchange rate changes on cash	(22,881)	(343,436)
Net change in cash and cash equivalents	1,363,034	(1,487,624)

Cash and cash equivalents at beginning of period	16,101,635	17,996,505
Cash and cash equivalents at end of period	$17,464,669	$16,508,881

Supplemental disclosure of cash flow information:
Interest	$685,520	$827,664
Income taxes	21,100	21,000

Non-cash investing and financing activities
Right of use asset	114,471	(489,822)
Lease liability	(104,595)	489,822

See accompanying notes

THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

April 3, 2021

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. Refer to the consolidated financial statements of The Eastern Company (together with its consolidated subsidiaries, the “Company,” “we,” “us” or our”) and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 2, 2021, filed with the Securities and Exchange Commission on March 16, 2021 (the “2020 Form 10-K”), for additional information.

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

The condensed consolidated balance sheet as of January 2, 2021 has been derived from the audited consolidated balance sheet at that date.

The Company’s fiscal year is a 52-53-week fiscal year ending on the Saturday nearest to December 31. References to 2020 or the 2020 fiscal year mean the 53-week period ended on January 2, 2021 and references to 2021 or the 2021 fiscal year mean the 52-week period ending on January 1, 2022. In a 52-week fiscal year, each quarter is 13 weeks long.  In a 53-week fiscal year, each of the first two fiscal quarters and the fourth quarter are 13 weeks long, and the third fiscal quarter is 14 weeks long.  References to the first quarter of 2020, the first fiscal quarter of 2020 or the three months ended March 28, 2020 mean the period from December 29, 2019 to March 28, 2020. References to the first quarter of 2021, the first fiscal quarter of 2021 or the three months ended April 3, 2021 mean the 13-week period from January 3, 2021 to April 3, 2021.

Certain amounts in the 2020 financial statements have been reclassified to conform with the 2021 presentation with no impact or change to previously reported net income or shareholder’s equity.

Note B - Earnings Per Share

The denominators used to calculate earnings per share are as follow:

	Three Months Ended
	April 3, 2021	March 28, 2020
Basic:
Weighted average shares outstanding	6,248,339	6,237,921

Diluted:
Weighted average shares outstanding	6,248,339	6,237,921
Dilutive stock appreciation rights	30,998	3,131
Denominator for diluted earnings per share	6,279,337	6,241,052

Note C - Inventories

Inventories consist of the following components:

	April 3, 2021	January 2, 2021

Raw material and component parts	$20,333,551	$20,013,992
Work in process	11,891,191	11,704,311
Finished goods	21,735,684	21,394,090
Total inventories	$53,960,426	$53,112,393

Note D - Goodwill

The Company maintains 11 reporting units, five of which comprise the goodwill balance. These six units have an aggregate carrying amount of goodwill of approximately $76.9 million as of April 3, 2021.

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

The Company has operating leases for buildings, warehouses and office equipment.  The Company determines whether an arrangement is, or contains, a lease at contract inception. An arrangement contains a lease if the Company has the right to direct the use of and obtain substantially all of the economic benefits of an identified asset. ROU assets and lease liabilities are recognized at lease commencement based on the present value of lease payments over the lease term.  Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.  Most leases include one or more options to renew.  The exercise of lease renewal options is at our sole discretion.  The Company’s option to extend certain leases ranges from 1 - 116 months.  All options to extend, when it is reasonably certain the option will be exercised, have been included in the calculation of the ROU asset and lease liability.

Currently, the Company has 32 operating leases and two finance leases with a lease liability of $12.9 million as of April 3, 2021.  The finance lease arrangements are immaterial.  The terms and conditions of the leases are determined by the individual agreements.  The leases do not contain residual value guarantees, restrictions, or covenants that could cause the Company to incur additional financial obligations.  We rent or sublease a part of one real estate property to a third party.  There are no related party transactions.  There are no leases that have not yet commenced that could create significant rights and obligations for the Company.

Total lease expense for each of the next five fiscal years is estimated to be as follows: remainder of 2021 - $2.3 million; 2022 - $2.4 million; 2023 - $2.0 million; 2024 - $1.6 million; 2025 - $0.9 million; and $3.7 million thereafter.  The weighted average remaining lease term is 6.7 years. The interest rate used was 5.0%.

Note F - Debt

On August 30, 2019, the Company entered into a credit agreement with Santander Bank, N.A., for itself, People’s United Bank, National Association and TD Bank, N.A. as lenders (the “Credit Agreement”), that included a $100 million term portion and a $20 million revolving commitment portion. Proceeds of the term loan were used to repay the Company’s remaining outstanding term loan (and to terminate its existing credit facility) with People’s United Bank, N.A. (approximately $19 million) and to acquire certain subsidiaries of Big 3 Holdings, LLC (collectively “Big 3 Precision”). The term portion of the loan requires quarterly principal payments of $1,250,000 for an 18-month period beginning December 31, 2019. The repayment amount then increases to $1,875,000 per quarter beginning September 30, 2021 and continues through June 30, 2023. The repayment amount then increases to $2,500,000 per quarter beginning September 30, 2023 and continues through June 30, 2024. The term loan is a 5-year loan with the remaining balance due on August 30, 2024. The revolving commitment portion has an annual commitment fee of 0.25% based on the unused portion of the revolver. The revolving commitment portion has a maturity date of August 30, 2024.  As of April 3, 2021, the Company has not borrowed any funds on the revolving commitment portion of the facility.  The term loan bears interest at a variable rate based on the LIBOR rate plus an applicable margin of 1.25% to 2.25%, depending on the Company’s senior net leverage ratio. Borrowings under the revolving portion bear interest at a variable rate based on, at the Company’s election, a base rate plus an applicable margin of 0.25% to 1.25% or the LIBOR rate plus an applicable margin of 1.25% to 2.25%, with such margins determined based on the Company’s senior net leverage ratio.  The Company’s obligations under the Credit Agreement are secured by a lien on certain of the Company’s and its subsidiaries’ assets pursuant to a Pledge and Security Agreement, dated August 30, 2019 with Santander Bank, N.A., as administrative agent.

The Company’s loan covenants under the Credit Agreement require the Company to maintain a senior net leverage ratio not to exceed 4.25 to 1. In addition, the Company is required to maintain a fixed charge coverage ratio to be not less than 1.25 to 1.  The Company was in compliance with all of its covenants under the Credit Agreement at April 3, 2021 and through the date of filing this Form 10-Q.

On August 30, 2019, the Company entered into an interest rate swap contract with Santander Bank, N.A., with an original notional amount of $50,000,000, which was equal to 50% of the outstanding balance of the term loan on that date.  The Company has a fixed interest rate of 1.44% on the swap contract and will pay the difference between the fixed rate and LIBOR when LIBOR is below 1.44% and will receive interest when the LIBOR rate exceeds 1.44%.  On April 3, 2021, the interest rate for half ($41.3 million) of the term portion was 2.36%, using a one-month LIBOR rate, and 3.69% on the remaining balance ($46.3 million) of the term loan based on a one-month LIBOR rate.

The interest rates under the Credit Agreement and the interest rate swap contract are susceptible to changes to the method of determining LIBOR rates and to the potential phasing out of LIBOR after 2021.  Information regarding the potential phasing out of LIBOR is provided below.

On July 27, 2017, the Financial Conduct Authority (the “FCA”) (the authority that regulates LIBOR) announced that it would phase out LIBOR by the end of 2021. In December 2020, the ICE Benchmark Administration (the “IBA”) announced a market consultation regarding the extension of US dollar LIBOR tenors through June 30, 2023 which the FCA supports.  On March 5, 2021, the IBA released its feedback statement reporting the results of the market consultation.  Pursuant to its feedback statement, the IBA intends to cease publication of all settings of non-US dollar LIBOR and only the one-week and two-month U.S. dollar LIBOR settings on December 31, 2021, with the publication of the remaining U.S. dollar LIBOR settings being discontinued after June 30, 2023.  The Alternative Reference Rates Committee (ARRC), a financial industry group convened by the Federal Reserve Board, has recommended the use of SOFR to replace LIBOR.  The difference between LIBOR and SOFR is that LIBOR is a forward-looking rate which means the interest rate is set at the beginning of the period with payment due at the end.  SOFR is a backward-looking overnight rate which has implications for how interest and other payments are based.  Changes in the method of calculating the replacement of LIBOR with an alternative rate or benchmark are still in flux, and once an alternate rate is adopted, may adversely affect interest rates and result in higher borrowing costs. This could materially and adversely affect the Company’s results of operations, cash flows and liquidity. We cannot predict the effect of the potential changes to LIBOR or the establishment and use of alternative rates or benchmarks at this time.  We are working with our senior lender and may need to renegotiate our credit facilities as LIBOR phases out in June 2023.

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

Incentive stock options granted under the 2020 Plan must have exercise prices that are not less than 100% of the fair market value of the Company’s common stock on the dates the stock options are granted.  Restricted stock awards may also be granted to participants under the 2020 Plan with restrictions determined by the Compensation Committee of the Company’s Board of Directors.  Under the 2020 Plan, non-qualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Company’s Board of Directors. During the first three months of fiscal 2021, the company issued 24,600 stock options that were granted that were subject to the meeting of performance measurements.  The Company did not issue any stock options or restricted stock in the first 3 months of fiscal 2020.  For the first three months of fiscal 2021, the Company used several assumptions which included an expected term of 4.0 years, volatility deviation between 47.25% to 47.54% and a risk-free rate between 0.18% to 0.20% for the purposes of measuring compensation under the Black Scholes Method.

The 2020 Plan also permit the issuance of Stock Appreciation Rights (“SARs”).  The SARs are in the form of an option with a cashless exercise price equal to the difference between the fair value of the Company’s common stock at the date of grant and the fair value as of the exercise date resulting in the issuance of the Company’s common stock.  During the first three months of fiscal 2021 and the first three months of fiscal 2020, the Company did not issue any SARs.

Stock-based compensation expense in connection with SARs previously granted to employees was approximately $113,000 and $110,000 in the first quarter of 2021 and 2020, respectively.

As of April 3, 2021, there were 788,358 shares of Company common stock reserved and available for future grant under the 2020 Plan.

The following tables set forth the outstanding SARs for the period specified:

	Three Months Ended April 3, 2021		Year Ended January 2, 2021
	Units	Weighted - Average Exercise Price	Units	Weighted - Average Exercise Price
Outstanding at beginning of period	244,001	$21.87	276,000	$22.30
Issued	--	--	44,000	20.20
Exercised	(10,000)	19.10	--	--
Forfeited	(6,000)	21.20	(75,999)	22.00
Outstanding at end of period	228,001	22.17	244,001	21.87

SARs Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of April 3, 2021	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable as of April 3, 2021	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$19.10-26.30	228,001	2.1	$22.17	115,172	1.3	21.64

The following tables set forth the outstanding stock grants for the period specified:

	Three Months Ended April 3, 2021		Year Ended January 2, 2021
	Shares	Weighted - Average Exercise Price	Shares	Weighted - Average Exercise Price
Outstanding at beginning of period	25,000	$-	25,000	$-
Issued	24,600	-	-	-
Forfeited	-	-	-	-
Outstanding at end of period	49,600	-	25,000	-

Stock Grants Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of April 3, 2021	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable as of April 3, 2021	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$0.00	49,600	3.1	-	-	-	-

As of April 3, 2021, outstanding SARs and grants had an intrinsic value of $1,776,000.

Note H - Share Repurchase Program

On May 2, 2018, the Company announced that its Board of Directors had authorized a new program to repurchase up to 200,000 shares of the Company’s common stock. The Company’s share repurchase program does not obligate it to acquire the Company’s common stock at any specific cost per share.  Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Company did not repurchase any shares under its share repurchase program during the first quarter of 2021.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Balance as of January 2, 2021	55,000	$26.04	55,000	145,000
January 3, 2021 - April 3, 2021	-	-	-	-
Balance as of April 3, 2021	55,000	$26.04	55,000	145,000

Note I - Revenue Recognition

The Company’s revenues result from the sale of goods and services and reflect the consideration to which the Company expects to be entitled.  The Company records revenues based on a five-step model in accordance with FASB Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers”.  The Company has defined purchase orders as contracts in accordance with ASC Topic 606. For its customer contracts, the Company identifies its performance obligations, which are delivering goods or services, determines the transaction price, allocates the contract transaction price to the performance obligations (when applicable), and recognizes the revenue when (or as) the performance obligation is transferred to the customer.  A good or service is transferred when the customer obtains control of that good or service.  The Company’s revenues are recorded at a point in time from the sale of tangible products.  Revenues are recognized when products are shipped.

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

Note J - Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and in various states and foreign jurisdictions.  With limited exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2016 and is no longer subject to non-U.S. income tax examinations by foreign tax authorities for years prior to 2014.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes.  The changes implemented in ASU 2019-12 include removing exceptions to incremental intraperiod tax allocation of losses and gains from different financial statement components, exceptions to the method of recognizing income taxes on interim period losses and exceptions to deferred tax liability recognition related to foreign subsidiary investments.  In addition, ASU 2019-12 requires that entities recognize franchise tax based on an incremental method, requires an entity to evaluate the accounting for step-ups in the tax basis of goodwill as inside or outside of a business combination, and removes the requirement to allocate the current and deferred tax provision among entities in standalone financial statement reporting. The ASU also now requires that an entity reflect enacted changes in tax laws in the annual effective rate, and other codification adjustments have been made to employee stock ownership plans.  For public business entities, the amendments in ASU 2019-12 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of ASU 2019-12 is permitted, including adoption in any interim period for public business entities for periods for which financial statements have not yet been issued.  The Company adopted ASU 2019-12 in the first quarter of 2021.

On March 27, 2020, the $2 trillion bipartisan Coronavirus Aid, Relief, and Economic Security Act (H.R. 748) (“the CARES Act” became law). For additional information on the Company’s CARES ACT impact see Note 8 - Income Taxes in the 2020 Form 10-K.

The Company will also continue to assess the effect of state level tax relief provisions as enacted, such as state net operating loss rule changes and conformity to the federal interest, depreciation and charitable contribution deduction changes.

The total amount of unrecognized tax benefits could increase or decrease within the next 12 months for a number of reasons, including the closure of federal, state and foreign tax years by expiration of the statute of limitations and the recognition and measurement considerations under FASB ASC Topic 740, “Income Taxes.”  There have been no significant changes to the amount of unrecognized tax benefits during the three months ended April 3, 2021.  The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will not increase or decrease significantly over the next twelve months.

Note K - Retirement Benefit Plans

The Company has four non-contributory defined benefit pension plans covering most U.S. employees.  Three of these pension plans are frozen and participants in these three plans have not accrued benefits since the date on which these plans were frozen.  A fourth pension plan does not permit new participants but existing participants in this fourth pension plan continue to accrue benefits.  Plan benefits are generally based upon age at retirement, years of service and, for the plan covering salaried employees, the level of compensation.  The Company also sponsors unfunded non-qualified supplemental retirement plans that provide certain former officers with benefits in excess of limits imposed by federal tax law.

The Company also provides health care and life insurance for retired salaried employees in the United States who meet specific eligibility requirements.

Significant disclosures relating to these benefit plans for the first three months of fiscal years 2021 and 2020 are as follows:

	Pension Benefits
	Three Months Ended
	April 3, 2021	March 28, 2020
Service cost	$271,833	$266,436
Interest cost	504,255	714,143
Expected return on plan assets	(1,448,674)	(1,365,261)
Amortization of prior service cost	24,845	24,845
Amortization of the net loss	432,539	325,034
Net periodic benefit	$(215,202)	$(34,803)

	Postretirement Benefits
	Three Months Ended
	April 3, 2021	March 28, 2020
Service cost	$13,626	$10,855
Interest cost	9,842	11,667
Expected return on plan assets	(6,420)	(5,589)
Gain on significant event	-	-
Amortization of prior service cost	-	(2,063)
Amortization of the net loss	(3,094)	(6,377)
Net periodic benefit cost	$13,954	$8,493

The Company’s funding policy with respect to its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations.  In fiscal year 2021, the Company expects to contribute $3,100,000 into its pension plans and $50,000 into its postretirement plan. The Company is currently reviewing the American Rescue Plan Act for applicable pension funding relief for the minimum required contributions and will adjust accordingly.  As of April 3, 2021, the Company has made contributions of approximately $521,000 into its pension plans, has contributed $5,000 to its postretirement plan and expects to make the remaining contributions as required during the remainder of the fiscal year.

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

The Company made contributions to the plan as follows:

	Three Months Ended
	April 3, 2021	March 28, 2020
Regular matching contribution	$191,808	$204,992
Transitional credit contribution	66,929	82,127
Non-discretionary contribution	534,675	567,657
Total contributions for the period	$793,412	$854,776

The non-discretionary contribution of $519,177 made in the three months ended April 3, 2021 was accrued for and expensed in the prior fiscal year.

Note L - Segment Information

For the first quarter of 2021, financial information by segment is as follows:

	Three Months Ended
	April 3, 2021	March 28, 2020
Revenues:
Sales to unaffiliated customers:
Engineered Solutions	$61,773,432	$51,846,102
Diversified Products	11,324,443	13,479,514
	$73,097,875	$65,325,616

Income (loss) before income taxes:
Engineered Solutions	$6,118,508	$3,789,504
Diversified Products	(98,199)	71,767
Operating Profit (loss)	6,020,309	3,861,271
Interest expense	(702,859)	(827,664)
Other income	2,340,641	744,793
Income before income taxes	$7,658,091	$3,778,400

Segment income (loss) before income taxes include the allocation of corporate expenses to the Engineered Solutions and Diversified Products segments.

Note M - Recent Accounting Pronouncements

Adopted

In December 2019, FASB issued ASU 2019-12, Simplifying the Accounting for Income Tax.  The changes implemented in ASU 2019-12 include removing exceptions to incremental intraperiod tax allocation of losses and gains from different financial statement components, exceptions to the method of recognizing income taxes on interim period losses and exceptions to deferred tax liability recognition related to foreign subsidiary investments.  In addition, ASU 2019-12 requires that entities recognize franchise tax based on an incremental method, requires an entity to evaluate the accounting for step-ups in the tax basis of goodwill as inside or outside of a business combination, and removes the requirement to allocate the current and deferred tax provision among entities in standalone financial statement reporting. The ASU also now requires that an entity reflect enacted changes in tax laws in the annual effective rate, and other codification adjustments have been made to employee stock ownership plans. For public business entities, the amendments in ASU 2019-12 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of ASU 2019-12 is permitted, including adoption in any interim period for public business entities for periods for which financial statements have not yet been issued. The Company adopted ASU 2019-12 as of January 3, 2021. The adoption of this guidance did not have a material impact on the consolidated financial statements of the Company.

The Company has implemented all new accounting pronouncements that are in effect and that could impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued, but are not yet effective, that might have a material impact on the consolidated financial statements of the Company.

Note N - Concentration of Risk

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk for the Company is its accounts receivable due from customers. The Company has established credit limits for customers and monitors their balances to mitigate the risk of loss.  As of April 3, 2021, there was one significant concentration of credit risk with a customer, who has receivables representing 12% of our total accounts receivable.  One single customer represented more than 10% of the Company’s net accounts receivable as of January 2, 2021.  The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable.

Interest Rate Risk

The Company’s exposure to the risk of changes in market interest rates relates primarily to the Company’s debt, which bears interest at variable rates based on the LIBOR rate plus a margin spread of 1.25% to 2.25%. The Company has an interest rate swap with a notional amount of $46.3 million on April 3, 2021, to convert a portion of the borrowing under the Credit Agreement from variable to fixed rates. The valuation of this swap is determined using the one-month LIBOR rate index and mitigates the Company's exposure to interest rate risk.  Additionally, interest rates on the Company's debt are susceptible to changes to the method that LIBOR rates are determined and to the potential phasing out of LIBOR after 2021.  The potential phasing out of LIBOR is discussed in greater detail in Note F - Debt hereof and under the heading “The phase out of the London Interbank Offered Rate (LIBOR), or the replacement of LIBOR with a different reference rate, may adversely affect interest rates” in Part I, Item 1A of the 2020 Form 10-K.

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

Note O - Business Acquisition

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

Neither the actual results nor the pro forma effects of the acquisition of Hallink are material to the Company's financial statements.

Note P - Subsequent Events

The Company evaluated its April 3, 2021 unaudited condensed consolidated financial statements for subsequent events through the date the financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in the financial position and results of operations of The Eastern Company (together with its consolidated subsidiaries, the “Company,” “we,” “us” or “our”) for the quarter ended April 3, 2021. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended January 2, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2021, which was filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2021 (the “2020 Form 10-K”).

The Company’s fiscal year is a 52-53-week fiscal year ending on the Saturday nearest to December 31. References to 2020 or the 2020 fiscal year mean the 53-week period ended on January 2, 2021 and references to 2021 or the 2021 fiscal year mean the 52-week period ending on January 1, 2022. In a 52-week fiscal year, each quarter is 13 weeks long.  In a 53-week fiscal year, each of the first two fiscal quarters and the fourth quarter are 13 weeks long, and the third fiscal quarter is 14 weeks long.  References to the first quarter of 2020, the first fiscal quarter of 2020 or the three months ended March 28, 2020 mean the period from December 29, 2019 to March 28, 2020. References to the first quarter of 2021, the first fiscal quarter of 2021 or the three months ended April 3, 2021 mean the 13-week period from January 3, 2021 to April 3, 2021.

Safe Harbor for Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms or variations of those terms or the negative of those terms. There are many factors that affect the Company’s business and the results of its operations and that may cause the actual results of operations in future periods to differ materially from those currently expected or anticipated. These factors include, but are not limited to: effects of the COVID-19 pandemic and the measures being taken to limit the spread and resurgence of COVID-19, including supply chain disruptions, delays in delivery of our products to our customers, impact on demand for our products, reductions in production levels, increased costs, including costs of raw materials, the impact on global economic conditions, the availability, terms and cost of financing, including borrowings under credit arrangements or agreements, and risks associated with employees working remotely or operating with reduced workforce; the scope and duration of the COVID-19 pandemic, including the extent of resurgences and how quickly and to what extent normal economic activity can resume; the timing of the development and distribution of effective vaccine or treatment of COVID-19; risks associated with doing business overseas, including fluctuations in exchange rates and the inability to repatriate foreign cash, the impact on cost structure and on economic conditions as a result of actual and threatened increases in trade tariffs and the impact of political, economic and social instability; restrictions on operating flexibility imposed by the agreement governing our credit facility; the inability to achieve the savings expected from global sourcing of materials; the impact of higher raw material and component costs, particularly steel, plastics, scrap iron, zinc, copper and electronic components; lower-cost competition; our ability to design, introduce and sell new products and related components; market acceptance of our products;  the inability to attain expected benefits from acquisitions or the inability to effectively integrate such acquisitions and achieve expected synergies; domestic and international economic conditions, including the impact, length and degree of economic downturns on the customers and markets we serve and more specifically conditions in the automotive, construction, aerospace, energy, oil and gas, transportation, electronic, commercial laundry, mining and general industrial markets; costs and liabilities associated with environmental compliance; the impact of climate change or terrorist threats and the possible responses by the U.S. and foreign governments; failure to protect our intellectual property; cyberattacks; materially adverse or unanticipated legal judgments, fines, penalties or settlements; and other risks identified and discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the 2020 Form 10-K and that may be identified from time to time in our quarterly reports on Form 10-Q, current reports on Form 8-K and other filings we make with the SEC.  Although the Company believes it has an appropriate business strategy and the resources necessary for its operations, future revenue and margin trends cannot be reliably predicted and the Company may alter its business strategies to address changing conditions. Also, the Company makes estimates and assumptions that may materially affect reported amounts and disclosures. These relate to valuation allowances for accounts receivable and excess and obsolete inventories, accruals for pensions and other postretirement benefits (including forecasted future cost increases and returns on plan assets), provisions for depreciation (estimating useful lives), uncertain tax positions, and, on occasion, accruals for contingent losses. The Company undertakes no obligation to update, alter, or otherwise revise any forward-looking statements, whether written or oral, that may be made from time to time, whether as a result of new information, future events, or otherwise, except as required by law.

Overview

COVID-19 Update

The direct impact of the COVID-19 pandemic has been minimal at most of our operations through the first quarter of 2021.  We continue to follow CDC guidelines, including the use of proper personal protection equipment, social distancing and sanitizing work areas.  All of these measures allowed the majority of our facilities to operate at full capacity where possible barring supply chain issues, port congestion, and labor shortages.  Many of the Company’s employees have received their first COVID-19 vaccination, and we will continue to encourage our workforce to continue to get vaccinated.  We do not anticipate further significant interruption in our operations unless a resurgence of the COVID-19 pandemic occurs. A significant resurgence of the COVID-19 pandemic could cause further disruptions in our business and could adversely affect our financial condition, results of operations and cash flow.

During 2020 and continuing into 2021 the Company implemented a broad range of policies and procedures to ensure that employees at all of our locations remain healthy. Steps that we have taken to reduce the risk of COVID-19 to our employees include, among others: protecting employee health by instructing employees stay home if they exhibit symptoms of COVID-19; requiring employees to wear masks upon entry into the workplace; providing standard surgical masks, unless this conflicts with OSHA requirements; and educating employees on hand hygiene to help stop the spread.  We maintain a clean work environment by frequently cleaning all touch points with products that meet EPA criteria for use against COVID-19; educating employees to clean their personal workspace at the beginning and the end of every shift; and providing hand sanitizer and disposable wipes.  We have minimized in-person contact between employees and with visitors; required essential employees who are able to work effectively from home, to work from home; developed and implemented practices for social distancing in our facilities; and reduced the number and size of in-person meetings.  We have eliminated all non-essential workplace travel, discouraged carpooling, and where we have multiple shifts, staggered shift start and stop times, break times, and lunchtimes to minimize congregations at the time clocks or break areas.  Where possible, we have closed or restricted break rooms and cafeterias or used extra rotations to reduce the number of employees in the break rooms or cafeterias at one time to achieve social distancing norms.  We continue to seek and implement additional methods to further reduce the risk of COVID-19 to our employees.

Although we sustained delays and disruptions in 2020 to our supply chain and operations, the majority of our facilities have returned to normal operations.  Currently, we do not anticipate further disruption in our operations unless a resurgence of the COVID-19 pandemic occurs, which could cause further disruptions in our business and could adversely affect our financial condition, results of operations and cash flow.  The future extent of the effect of the COVID-19 pandemic on our operational and financial performance will depend in large part on the effectiveness of the vaccines, continued mask wearing, social distancing and other developments, that cannot be predicted with confidence at this time.  With the inherent uncertainty of the COVID-19 pandemic it is difficult to predict with any confidence the likely impact of the COVID-19 pandemic on our future operations and the extent it could have on our consolidated business, results of operations and financial condition. For a discussion of certain COVID-19-related risks, see Item 1A, Risk Factors, of Part II of this Form 10-Q.

General Overview

Net sales in the first quarter of 2021 increased 12% to $73.1 million from $65.3 million in the corresponding period in 2020.  Sales increased in the Engineered Solutions segment in the first quarter of 2021 by 19% to $61.8 million from $51.8 million in the first quarter of 2020 due to increased demand for truck accessories, automotive returnable packaging, blow mold tooling, and distribution products.  First quarter 2021 sales in the Diversified Products segment of $11.3 million decreased 16% when compared to the first quarter of 2020 sales of $13.5 million primarily due to the sale of Canadian Commercial Vehicles and Sesamee Mexicana in June and November 2020 respectively, and lower demand for commercial laundry products, partially offset by increased demand for mining products and industrial castings.

Net sales of existing products increased 5% in the first quarter of 2021 compared to the corresponding period in 2020.  Price increases and new products increased net sales by 7% in the first quarter of 2021.  New products included various truck mirror assemblies, truck compression latches, a cable lock, and a mirror cam.

Cost of products sold increased $5.2 million, or 10%, in the first quarter of 2021 primarily due to increased sales volume and increases in material costs.  Raw material costs have increased year-over-year: hot-rolled steel increased 147%, cold-rolled steel increased 103%, nickel increased 38%, scrap iron increased 168% while copper and zinc increased 51% and 29% respectively, in the first quarter of 2021 compared to the first quarter of 2020.  Additionally, the Company paid tariff costs on China-sourced products of approximately $0.7 million in the first quarter of 2021 compared to $1.4 million incurred in the first quarter of 2020, all of which have been recovered through price increases.

Gross margin as a percent of sales was 24% in the first quarter of 2021 compared to 22% in the first quarter of 2020.

Product development expense of $0.8 million increased $0.1 million, or 8% in the first quarter of 2021 compared to the first quarter of 2020.  As a percentage of net sales, product development costs were 1.1% and 1.2% for the first quarter of 2021 and 2020 respectively.

Selling and administrative expense increased 5% in the first quarter of 2021 compared to the corresponding period in 2020 primarily due to increased amortization expense, and increased incentive costs, which were suspended in the first quarter of fiscal 2020, offset by reduced travel and other payroll related expenses.

Interest expense of $0.7 million decreased $0.1 million in the first quarter of 2021 compared to the same period in 2020.

Other income of $2.3 million in the first quarter of 2021 was the result of a gain on sale of the Eberhard Hardware Ltd. building of $1.8 million and a $0.5 million favorable return on pension plan assets.  Other income of $0.7 million in the first quarter of 2020 was comprised of a favorable return on our pension plan assets and a one-time sale-leaseback transaction gain in the first quarter of fiscal 2020.

Net income for the first quarter of fiscal 2021 was $5.8 million, or $0.93 per diluted share compared to income of $2.9 million, or $0.46 per diluted share, for the comparable period in 2020.

A more detailed analysis of the Company’s results of operations and financial condition follows:

Results of Operations

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of operations as a percentage of net sales, by segment for the period indicated:

	2021 First Quarter
	Engineered	Diversified
	Solutions	Products	Total
Net Sales	100.0%	100.0%	100.0%
Cost of Products Sold	74.7%	85.7%	76.4%
Gross Margin	25.3%	14.3%	23.6%
Product Development Expense	0.8%	2.9%	1.1%
Selling and Administrative Expense	14.7%	12.3%	14.3%
Operating Profit	9.8%	(0.9)%	8.2%

	2020 First Quarter
	Engineered	Diversified
	Solutions	Products	Total
Net Sales	100.0%	100.0%	100.0%
Cost of Products Sold	75.7%	84.6%	77.6%
Gross Margin	24.3%	15.4%	22.4%
Product Development Expense	0.8%	2.7%	1.2%
Selling and Administrative Expense	16.2%	12.2%	15.3%
Operating Profit	7.3%	0.5%	5.9%

The following table shows the change in sales and operating profit by segment for the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020 (dollars in thousands):

	Engineered	Diversified
	Solutions	Products	Total
Net sales	$9,927	$(2,155)	$7,772

Volume	11.2%	(16.9)%	5.4%
Price	0.4%	0.9%	0.5%
New products	7.6%	0.0%	6.0%
	19.2%	(16.0)%	11.9%

Operating profit (loss)	$2,329	$(170)	$2,159
	2.6%	(1.4)%	2.3%

Engineered Solutions

Net sales in the Engineered Solutions segment of $61.8 million increased $9.9 million or 19% in the first quarter of 2021 compared to the corresponding period of 2020 primarily due to increased demand for truck accessories, automotive returnable packaging, blow mold tooling, and distribution of industrial hardware products.

Sales of new products contributed 8% in the first quarter of fiscal 2021.  New products include numerous mirror assemblies, compression latches, a cable lock, and a mirror cam.

Cost of products sold increased $6.9 million or 18% in the first quarter of 2021 compared to the corresponding period of 2020.  Material costs in the first quarter of 2021 increased 15% or $4.1 million to $31.4 million from $27.3 million in the first quarter of 2020, primarily due to increased sales volume and higher material costs.  Also impacting the first quarter of 2021 were higher freight costs, which were up 44% or $1.4 million in the first quarter of 2021 compared to the corresponding period of 2020 due to increased volume and non-recurring expedited shipping costs related to port congestion at all U.S. ports.

Finally, we paid tariffs on China-sourced products of approximately $0.6 million in the first quarter of 2021 compared to $0.8 million in the first quarter of 2020, all of which have been recovered through price increases.

Gross margin as a percentage of net sales in the first quarter of 2021 was 25% as compared to the corresponding period of 2020 of 24%.

Product development expense increased $0.1 million first quarter of 2021 compared to the corresponding period of 2020.

Selling and administrative expense increased $0.7 million or 9% in the first quarter of 2021 compared to the corresponding period of fiscal 2020 due primarily to increased amortization expense, increased incentive costs, which were suspended in the first quarter of fiscal 2020, offset by reduced travel and other payroll related expenses.

Diversified Products

Net sales in the Diversified Products segment decreased $2.2 million or 16% in the first quarter of 2021 compared to the corresponding period in 2020.  The sales decline was due to the sale of the Canadian Commercial Vehicles Corporation and Sesamee Mexicana in June and November 2020 respectively, and lower demand for commercial laundry products, partially offset by increased demand for mining products and industrial castings.  Net sales of existing products decreased 17%, while price increases contributed 1% in the first quarter of fiscal 2021.

Cost of products sold decreased $1.7 million or 15% in the first quarter of 2021 compared to the corresponding period of 2020, primarily as a result of lower sales volume and the mix of products sold.  Raw materials decreased $1.6 million or 32% in the first quarter of 2021 compared to the corresponding period of 2020.  Payroll and payroll related expenses decreased $0.2 million or 7% in the first quarter of fiscal 2021 compared to the corresponding period of fiscal 2020.

We paid minimal tariffs on China-sourced products in the first quarter of 2021 compared to $0.6 million in the first quarter of 2020, all of which have been recovered through price increases.

Gross margin as a percentage of net sales was 14% in the first quarter of 2021 compared to 15% in the first quarter of fiscal 2020.

Product development expense as a percentage of net sales was 3% in the first quarter of fiscal 2021 compared to 3% in the corresponding period of fiscal 2020.  This increase reflects a continuation in the development of GPay, a multi-pay reader and an electronic drop.

Selling and administrative expenses decreased $0.3 million or 16% in the first quarter of 2021 compared to the corresponding period of 2020, primarily due to lower payroll and payroll related expenses and reduced travel expenses.

Liquidity and Sources of Capital

The Company generated approximately $2.1 million of cash from operations during the first three months of fiscal 2021 compared to approximately $1.5 million during the first three months of fiscal 2020.  Cash flow from operations coupled with cash at the beginning of the 2021 fiscal year was sufficient to fund capital expenditures, debt service, and dividend payments for the first quarter of fiscal 2021.

Additions to property, plant and equipment were approximately $0.9 million for the first three months of fiscal 2021 and $0.8 million for the first three months of fiscal 2020.  Additionally, in the first three months of 2021 the company received proceeds of $2.0 million from the sale of one of its facilities in Canada.  As of April 3, 2021, there were approximately $0.3 million of outstanding commitments for capital expenditures.

The following table shows key financial ratios at the end of each specified period:

	First Quarter 2021	First Quarter 2020	Year End 2020
Current ratio	2.8	3.4	2.8
Average days’ sales in accounts receivable	53	57	56
Inventory turnover	4.2	3.6	3.6
Total debt to shareholders’ equity	79.0%	92.8%	85.1%

The following table shows important liquidity measures as of the balance sheet date for each specified period (in millions):

	First	First	Year
	Quarter	Quarter	End
	2021	2020	2020
Cash and cash equivalents
- Held in the United States	$8.0	$9.6	$10.0
- Held by a foreign subsidiary	9.5	6.9	6.1
	17.5	16.5	16.1

Working capital	76.7	81.8	71.1
Net cash provided by operating activities	2.1	1.5	20.7
Change in working capital impact on net cash provided by (used in) operating activities	(4.0)	(2.7)	2.0
Net cash provided by (used in) investing activities	1.1	(0.4)	(9.1)
Net cash used in financing activities	(1.9)	(2.3)	(13.2)

Inventories of $54.0 million represent an increase of 1.6% as of April 3, 2021 as compared to $53.1 million at the end of fiscal year 2020.  Inventories decreased 2.3% in the first three months of fiscal 2021, as compared to $55.3 million at the end of the first quarter of fiscal 2020.  Accounts receivable, less allowances, were $42.2 million as of April 3, 2021, as compared to $37.7 million at 2020 fiscal year end and $39.9 million at the end of the first quarter of fiscal 2020.

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

Off-Balance Sheet Arrangements

As of the end of the fiscal quarter ended April 3, 2021, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Non-GAAP Financial Measures

The non-GAAP financial measures we provide in this report should be viewed in addition to, and not as an alternative for, results prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

To supplement the consolidated financial statements prepared in accordance with U.S. GAAP, we have presented Adjusted Net Income, Adjusted EPS and Adjusted EBITDA, which are considered non-GAAP financial measures.  The non-GAAP financial measures presented may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures in the same way.  These measures are not substitutes for their comparable GAAP financial measures, such as net sales, net income, diluted earnings per common share, or other measures prescribed by U.S. GAAP, and there are limitations to using non-GAAP financial measures.

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

Adjusted EBITDA is defined as net income before interest expense, provision for income taxes, and depreciation and amortization and excluding, when they occur, the impacts of impairment losses, losses on sale of subsidiaries, transaction expenses, gain on sale of building, factory relocation expenses and restructuring expenses.  Adjusted EBITDA is a tool that can assist management and investors in comparing our performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our underlying operations.

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

Reconciliation of Net Income to Adjusted Net Income - EPS Calculation

For the Three Months ended April 3, 2021 and March 28, 2020

($000's)

	April 3, 2021		March 28, 2020

Net Income as reported per generally accepted accounting principles (GAAP)	$5,841		$2,896

Earnings Per Share as reported under generally accepted accounting principles (GAAP):
Basic	$0.93		$0.46
Diluted	$0.93		$0.46

Adjustments for one-time items:

Gain on sale of Eberhard Hardware Ltd building, net of tax	(1,353	)A	-

Total adjustments for one-time items (Non-GAAP)	(1,353)		-

Adjusted Net Income (related for one-time items);	$4,488		$2,896

Adjusted earnings per share (related to one-time items); (Non-GAAP)
Basic	$0.72		$0.46
Diluted	$0.71		$0.46

_________

A) Gain on sale of Eberhard Hardware Ltd building

Reconciliation of one-time items from GAAP to Non-GAAP EBITDA calculation

For the Three Months ended April 3, 2021 and March 28, 2020

($000's)

	April 3, 2021		March 28, 2020

Net Income/(loss) as reported per generally accepted accounting principles (GAAP)	$5,841		$2,896

Interest expense	703		828

Provision for income taxes	1,817		883

Depreciation and amortization	2,193		2,056

Gain on sale of Eberhard Hardware Ltd Building	(1,841	)A	-

Adjusted EBITDA	$8,713		$6,663

___________

A) Gain on sale of Eberhard Hardware Ltd building

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of the Company’s status as a smaller reporting company pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is not required to provide information under this Item 3.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of April 3, 2021, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 240.15d-15(e)) pursuant to Exchange Act Rule 13a-15.  As defined in Exchange Act Rules 240.13a-15(e) and 240.15d-15(e), “the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure”.

The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO have concluded that these controls and procedures are effective at the “reasonable assurance” level as of April 3, 2021.

Changes in Internal Control Over Financial Reporting:

During the period covered by this Quarterly Report on Form 10-Q, there were no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company is a party to various legal proceedings from time to time related to its normal business operations.  As of the end of the quarter ended April 3, 2021, the Company does not have any material pending legal proceedings, other than as set forth below, or any material legal proceedings known to be contemplated by governmental authorities.

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

ITEM 1A - RISK FACTORS

The Company’s business is subject to a number of risks, some of which are beyond its control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the Company’s shareholders should carefully consider the risk factors discussed in Part I, Item 1A “Risk Factors” of the 2020 Form 10-K.  These risk factors could have a material adverse effect on the Company’s business, results of operations, financial condition and/or liquidity and could cause our operating results to vary significantly from period to period. As of April 3, 2021, there have been no material changes to the risk factors disclosed in the 2020 Form 10-K. The Company may disclose changes to such risk factors or disclose additional risk factors from time to time in its future filings with the SEC.  Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition, or operating results.

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

10)

Change in Control Agreement, dated as of March 8, 2021, between the Company and James P. Woidke (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2021).†

31)	Certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32)	Certifications pursuant to Rule 13a-14(b) and 18 USC 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101)

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended April 3, 2021 and March 28, 2020; (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended April 3, 2021, and March 28, 2020; (iii) Condensed Consolidated Balance Sheets (Unaudited) as of April 3, 2021 and January 2, 2021; (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended April 3, 2021 and March 28, 2020; and (iv) Notes to the Condensed Consolidated Financial Statements (Unaudited).**

104)	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101). **

_______

* Filed herewith.

** Furnished herewith

†Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE EASTERN COMPANY
(Registrant)

DATE: May 11, 2021	/s/August M. Vlak
August M. Vlak President and Chief Executive Officer

DATE: May 11, 2021	/s/John L. Sullivan III
John L. Sullivan III Vice President and Chief Financial Officer

