Form 10-Q
period 2021-07-03
EASTERN CO
filed 2021-08-12
CIK 31107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended July 3, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________________ to _______________

Commission File Number 001-35383

THE EASTERN COMPANY
(Exact name of registrant as specified in its charter)

Connecticut	06-0330020
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

112 Bridge Street, Naugatuck, Connecticut	06770
(Address of principal executive offices)	(Zip Code)

(203)-729-2255
Registrant’s telephone number

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, No Par Value	EML	NASDAQ Global Market

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

As of July 3, 2021, 6,268,754 shares of the registrant’s common stock, no par value per share, were issued and outstanding.

The Eastern Company

Form 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 3, 2021

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net sales	$61,247,592	$39,507,800	$123,021,025	$91,353,901
Cost of products sold	(47,270,990)	(29,188,182)	(93,535,153)	(68,111,738)
Gross margin	13,976,602	10,319,618	29,485,872	23,242,163

Product development expense	(1,088,380)	(917,513)	(2,105,942)	(1,839,464)
Selling and administrative expenses	(9,375,537)	(6,545,525)	(18,319,931)	(14,752,316)
Operating profit	3,512,685	2,856,580	9,059,999	6,650,383

Interest expense	(434,147)	(454,915)	(961,291)	(1,075,663)
Other income	525,124	303,741	2,951,873	603,322
Income from continuing operations before income taxes	3,603,662	2,705,406	11,050,581	6,178,042

Income taxes	(848,302)	(624,949)	(2,601,424)	(1,455,033)
Net income from continuing operations	2,755,360	2,080,457	8,449,157	4,723,009

Discontinued Operations (see note B )
Gain (loss) from operations of discontinued units	1,128,286	(5,137,249)	1,339,467	(4,831,485)
Loss on classification as held for sale	(10,583,078)	-	(10,583,078)	-
Income tax benefit	2,225,658	1,168,011	2,175,946	1,115,512
Loss on discontinued operations	(7,229,134)	(3,969,238)	(7,067,665)	(3,715,973)

Net (loss) income	$(4,473,774)	$(1,888,781)	$1,381,491	$1,007,036

Earnings per share from continuing operations:
Basic	$0.44	$0.33	$1.35	$0.76

Diluted	$0.44	$0.33	$1.35	$0.76

Loss per share from discontinued operations:
Basic	$(1.15)	$(0.64)	$(1.13)	$(0.60)

Diluted	$(1.15)	$(0.64)	$(1.13)	$(0.60)

Total (loss) earnings per share:
Basic	$(0.71)	$(0.30)	$0.22	$0.16

Diluted	$(0.71)	$(0.30)	$0.22	$0.16

Cash dividends per share:	$0.11	$0.11	$0.22	$0.22

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net (loss) income	$(4,473,774)	$(1,888,781)	$1,381,491	$1,007,036
Other comprehensive income/(loss):
Change in foreign currency translation	363,848	765,195	284,795	(526,404)
Change in marketable securities, net of taxes of:
2021 - $(25) and $42 respectively; 2020 - $679 and $(2,063) respectively	(77)	2,083	128	(6,325)
Change in fair value of interest rate swap, net of tax cost (benefit) of:
2021 - $26,560 and $156,994 respectively; 2020 - $48,169 and $582,673 respectively	84,107	(152,519)	497,147	(1,847,297)
Change in pension and postretirement benefit costs, net of taxes of:
2021 - $107,961 and $200,155 respectively; 2020 - $81,142 and $162,285 respectively	346,329	260,295	642,073	520,591
Total other comprehensive income (loss)	794,207	875,054	1,424,143	(1,859,435)
Comprehensive (loss) income	$(3,679,567)	$(1,013,727)	$2,805,634	$(852,399)

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 3, 2021	January 2, 2021
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$16,890,642	$15,291,825
Marketable securities	29,121	28,951
Accounts receivable, less allowances: 2021 - $564,061; 2020 - $486,707	35,109,931	31,804,207
Inventories	48,830,376	43,121,737
Current portion of notes receivable	459,863	398,414
Prepaid expenses and other assets	6,470,105	3,152,720
Current assets held for sale	33,268,203	17,937,918
Total Current Assets	141,058,241	111,735,772

Property, Plant and Equipment	51,395,884	52,173,305
Accumulated depreciation	(25,381,312)	(25,976,187)
Property, Plant and Equipment, Net	26,014,572	26,197,118

Goodwill	71,061,057	70,994,178
Trademarks	5,404,284	5,404,284
Patents and other intangibles net of accumulated amortization	24,908,099	27,089,071
Long term notes receivable, less current portion	985,916	1,677,277
Right of Use Assets	12,109,866	12,594,663
Long-term assets held for sale	-	19,894,688
Other Assets	114,469,222	137,654,161

TOTAL ASSETS	$281,542,035	$275,587,051

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 3, 2021	January 2, 2021
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$27,223,679	$21,311,619
Accrued compensation	3,364,766	3,474,686
Other accrued expenses	3,496,332	3,362,032
Current portion of lease liability	2,951,252	2,798,712
Current portion of long-term debt	7,687,689	6,437,689
Current liabilities held for sale	5,697,064	3,281,225
Total Current Liabilities	50,420,782	40,665,963

Deferred income taxes	2,957,771	2,957,771
Other long-term liabilities	1,144,127	1,144,126
Lease liability	9,367,281	9,834,853
Long-term debt, less current portion	78,672,380	82,255,803
Accrued postretirement benefits	1,154,279	1,185,139
Accrued pension cost	30,929,978	33,188,623
Long-term liabilities held for sale	-	48,315
Total Liabilities	174,646,598	171,280,593

Shareholders’ Equity
Voting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Nonvoting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Common Stock, no par value, Authorized: 50,000,000 shares	32,181,055	31,501,041
Issued: 9,018,483 shares in 2021 and 8,996,625 shares in 2020
Outstanding: 6,268,754 shares in 2021 and 6,246,896 shares in 2020
Treasury Stock: 2,749,729 shares in 2021 and 2,749,729 shares in 2020	(20,537,962)	(20,537,962)
Retained earnings	123,324,953	122,840,131
Accumulated other comprehensive income (loss):
Foreign currency translation	1,238,658	953,863
Unrealized loss on marketable securities, net of tax	(4,379)	(4,507)
Unrealized loss on interest rate swap, net of tax	(889,938)	(1,387,085)
Unrecognized net pension and postretirement benefit costs, net of tax	(28,416,950)	(29,059,023)
Accumulated other comprehensive loss	(28,072,609)	(29,496,752)
Total Shareholders’ Equity	106,895,437	104,306,458
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$281,542,035	$275,587,051

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	July 3, 2021	June 27, 2020
Operating Activities
Net income	$1,381,491	$1,007,036
Less: Loss from discontinued operations	(7,067,665)	(3,715,973)
Income from continuing operations	$8,449,156	$4,723,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,531,159	3,212,648
Unrecognized pension and postretirement benefits	(1,722,275)	(962,094)
(Gain) on sale of equipment and other assets	(1,555,983)	(424,211)
Provision for doubtful accounts	73,097	156,286
Stock compensation expense	680,014	448,669
Changes in operating assets and liabilities:
Accounts receivable	(3,343,695)	2,949,581
Inventories	(5,763,475)	(2,379,330)
Prepaid expenses and other	(3,057,099)	420,134
Other assets	(143,156)	734,790
Accounts payable	6,047,550	256,484
Accrued compensation	(144,509)	(1,527,149)
Other accrued expenses	1,215,384	(1,057,698)
Net cash provided by operating activities	4,266,168	6,551,119

Investing Activities
Marketable securities	(171)	8,389
Business disposition	-	1,178,601
Issuance of notes receivable	-	(1,251,943)
Payments received from notes receivable	629,912	-
Proceeds from sale of equipment	2,044,338	445,212
Purchases of property, plant and equipment	(1,810,434)	(830,077)
Net cash provided by/used in investing activities	863,645	(449,818)

Financing Activities
Principal payments on long-term debt	(2,336,564)	(2,622,745)
Financing leases, net	169,765	-
Purchase common stock for treasury	-	(368,864)
Dividends paid	(1,375,509)	(1,372,673)
Net cash used in financing activities	(3,542,308)	(4,364,282)

Discontinued Operations
Cash provided by operating activities	1,261,868	805,880
Cash used in investing activities	(571,945)	(153,342)
Cash provided by discontinued operations	689,923	652,538

Effect of exchange rate changes on cash	147,050	(400,006)
Net change in cash and cash equivalents	2,424,478	1,989,551

Cash and cash equivalents at beginning of period	16,101,635	14,883,954
Cash and cash equivalents at end of period ¹	$18,526,113	$16,873,505

Supplemental disclosure of cash flow information:
Interest	$1,264,023	$1,400,035
Income taxes	284,075	209,100

Non-cash investing and financing activities
Right of use asset	(484,797)	(299,567)
Lease liability	315,032	299,567

¹ includes cash from assets held for sale of $1.6 million as of July 3, 2021 and $1.7 million as of June 27, 2020

See accompanying notes

THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

July 3, 2021

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

The Company’s fiscal year is a 52-53-week fiscal year ending on the Saturday nearest to December 31. References to 2020 or the 2020 fiscal year mean the 53-week period ended on January 2, 2021 and references to 2021 or the 2021 fiscal year mean the 52-week period ending on January 1, 2022. In a 52-week fiscal year, each quarter is 13 weeks long. In a 53-week fiscal year, each of the first two fiscal quarters and the fourth quarter are 13 weeks long, and the third fiscal quarter is 14 weeks long. References to the second quarter of 2020, the second fiscal quarter of 2020 or the three months ended June 27, 2020 mean the period from March 29, 2020 to June 27, 2020. References to the second quarter of 2021, the second fiscal quarter of 2021 or the three months ended July 3, 2021 mean the 13-week period from April 4, 2021 to July 3, 2021.

Certain amounts in the 2020 financial statements have been reclassified to conform with the 2021 presentation with no impact or change to previously reported net income or shareholder’s equity.

The Company now reports continuing operations as one segment – Engineered Solutions.

Note B – Discontinued Operations

We have determined that the companies included in our Diversified Products segment no longer fit with our long-term strategy and we have initiated the process of selling the companies within the Diversified Products segment. Selling the companies within this segment will allow management to focus on our core capabilities and offerings.

The Diversified Products segment met the criteria to be held for sale and furthermore, we determined that the assets held for sale qualify for discontinued operations. As such, the financial results of the Diversified Products segment are reflected in our unaudited condensed consolidated statements of operations as discontinued operations for all periods presented. Additionally, current and non-current assets and liabilities of discontinued operations are reflected in the unaudited condensed consolidated balance sheets for both periods presented.

Summarized Financial Information of Discontinued Operations

The following table represents income from discontinued operations, net of tax:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$13,693,457	$9,325,609	$25,017,899	$22,805,124
Cost of products sold	(11,139,886)	(9,179,960)	(21,044,606)	(20,833,343)
Gross margin	2,553,571	145,649	3,973,293	1,971,781

Selling and administrative expenses	(1,280,570)	(5,131,259)	(2,313,397)	(6,444,713)
Restructuring costs	(10,583,078)	-	(10,583,078)	-
Operating loss	(9,310,077)	(4,985,610)	(8,923,182)	(4,472,932)

Interest expense	(144,715)	(151,639)	(320,429)	(358,553)
Loss from discontinued operations before income taxes	(9,454,792)	(5,137,249)	(9,243,611)	(4,831,485)

Income tax benefit	2,225,658	1,168,011	2,175,946	1,115,512
Loss from discontinued operations, net of tax	$(7,229,134)	$(3,969,238)	$(7,067,665)	$(3,715,973)

The following table represents the assets and liabilities from discontinued operations:

	July 3, 2021	January 2, 2021
	(unaudited)
Cash	$1,635,481	$809,809
Accounts receivable	8,578,397	5,944,922
Inventory	10,426,383	9,990,656
Prepaid expenses	1,086,981	1,192,530
Property, plant and equipment, net	11,428,744	13,813,553
Patents and other intangibles net of accumulated amortization	-	6,935
Goodwill	-	5,900,837
Right of use assets	112,217	173,364
Total assets of discontinued operations	$33,268,203	$37,832,606

Current assets of discontinued operations¹	$33,268,203	$17,937,917
Non-current assets of discontinued operations	-	19,894,689
Total assets of discontinued operations	$33,268,203	$37,832,606

Accounts payable	$3,515,373	$2,196,101
Accrued compensation	2,069,474	960,074
Current portion of lease liability	101,243	125,049
Other long-term liabilities	10,974	48,315
Total liabilities of discontinued operations	$5,697,064	$3,329,539

Current liabilities of discontinued operations¹	$5,697,064	$3,281,224
Non-current liabilities of discontinued operations	-	48,315
Total liabilities of discontinued operations	$5,697,064	$3,329,539

¹ The total assets and liabilities of discontinued operations are presented as current in the July 3, 2021 balance sheet as we expect to sell the discontinued operations and collect proceeds within one year.

Note C – Earnings Per Share

The denominators used to calculate earnings per share are as follow:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Basic:
Weighted average shares outstanding	6,259,654	6,246,410	6,253,996	6,234,665

Diluted:
Weighted average shares outstanding	6,259,654	6,246,410	6,253,996	6,234,665
Dilutive stock appreciation rights	17,751	-	17,751	-
Denominator for diluted earnings per share	6,277,405	6,246,410	6,271,747	6,234,665

Note D – Inventories

Inventories from continuing operations consist of the following components:

	July 3, 2021	January 2, 2021

Raw material and component parts	$18,544,799	$16,376,772
Work in process	6,027,748	5,323,059
Finished goods	24,257,829	21,421,906
Total inventories	$48,830,376	$43,121,737

Note E - Goodwill

The aggregate carrying amount of goodwill from continuing operations is approximately $71.1 million as of July 3, 2021. A goodwill write-off of approximately $5.9 million was recognized in discontinued operations when classifying the disposal group as held for sale. See Note B – Discontinued Operations for further discussion.

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

Note F – Leases

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

The Company has operating leases for buildings, warehouses and office equipment. The Company determines whether an arrangement is, or contains, a lease at contract inception. An arrangement contains a lease if the Company has the right to direct the use of and obtain substantially all of the economic benefits of an identified asset. ROU assets and lease liabilities are recognized at lease commencement based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Most leases include one or more options to renew. The exercise of lease renewal options is at our sole discretion. The Company’s option to extend certain leases ranges from 4 – 113 months. All options to extend, when it is reasonably certain the option will be exercised, have been included in the calculation of the ROU asset and lease liability.

Currently, the Company has 27 operating leases and three finance leases with a lease liability of $12.3 million as of July 3, 2021. The finance lease arrangements are immaterial. The terms and conditions of the leases are determined by the individual agreements. The leases do not contain residual value guarantees, restrictions, or covenants that could cause the Company to incur additional financial obligations. There are no related party transactions. There are no leases that have not yet commenced that could create significant rights and obligations for the Company.

Total lease expense for each of the next five fiscal years is estimated to be as follows: remainder of 2021 - $1.5 million; 2022 - $2.5 million; 2023 - $2.1 million; 2024 - $1.6 million; 2025 - $0.9 million; and $3.7 million thereafter. The weighted average remaining lease term is 6.5 years. The implicit interest rate used was 5.0%.

Note G - Debt

On August 30, 2019, the Company entered into a credit agreement with Santander Bank, N.A., for itself, People’s United Bank, National Association and TD Bank, N.A. as lenders (the “Credit Agreement”), that included a $100 million term portion and a $20 million revolving commitment portion. Proceeds of the term loan were used to repay the Company’s remaining outstanding term loan (and to terminate its existing credit facility) with People’s United Bank, N.A. (approximately $19 million) and to acquire certain subsidiaries of Big 3 Holdings, LLC (collectively “Big 3 Precision”). The term portion of the loan requires quarterly principal payments of $1,250,000 for an 18-month period beginning December 31, 2019. The repayment amount then increases to $1,875,000 per quarter beginning September 30, 2021 and continues through June 30, 2023. The repayment amount then increases to $2,500,000 per quarter beginning September 30, 2023 and continues through June 30, 2024. The term loan is a 5-year loan with the remaining balance due on August 30, 2024. The revolving commitment portion has an annual commitment fee of 0.25% based on the unused portion of the revolver. The revolving commitment portion has a maturity date of August 30, 2024. As of July 3, 2021, the Company has not borrowed any funds on the revolving commitment portion of the facility. The term loan bears interest at a variable rate based on the LIBOR rate plus an applicable margin of 1.25% to 2.25%, depending on the Company’s senior net leverage ratio. Borrowings under the revolving portion bear interest at a variable rate based on, at the Company’s election, a base rate plus an applicable margin of 0.25% to 1.25% or the LIBOR rate plus an applicable margin of 1.25% to 2.25%, with such margins determined based on the Company’s senior net leverage ratio. The Company’s obligations under the Credit Agreement are secured by a lien on certain of the Company’s and its subsidiaries’ assets pursuant to a Pledge and Security Agreement, dated August 30, 2019 with Santander Bank, N.A., as administrative agent.

The Company’s loan covenants under the Credit Agreement require the Company to maintain a senior net leverage ratio not to exceed 4.25 to 1. In addition, the Company is required to maintain a fixed charge coverage ratio to be not less than 1.25 to 1. The Company was in compliance with all of its covenants under the Credit Agreement at July 3, 2021 and through the date of filing this Form 10-Q.

On August 30, 2019, the Company entered into an interest rate swap contract with Santander Bank, N.A., with an original notional amount of $50,000,000, which was equal to 50% of the outstanding balance of the term loan on that date. The Company has a fixed interest rate of 1.44% on the swap contract and will pay the difference between the fixed rate and LIBOR when LIBOR is below 1.44% and will receive interest when the LIBOR rate exceeds 1.44%. On July 3, 2021, the interest rate for half ($40.6 million) of the term portion was 1.84%, using a one-month LIBOR rate, and 3.19% on the remaining balance ($45.6 million) of the term loan based on a one-month LIBOR rate.

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

Note H - Stock Options and Awards

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

Incentive stock options granted under the 2020 Plan must have exercise prices that are not less than 100% of the fair market value of the Company’s common stock on the dates the stock options are granted. Restricted stock awards may also be granted to participants under the 2020 Plan with restrictions determined by the Compensation Committee of the Company’s Board of Directors. Under the 2020 Plan, non-qualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Company’s Board of Directors. During the first six months of fiscal 2021, the Company issued 24,600 stock options that were granted that were subject to the meeting of performance measurements. The Company did not issue any stock options or restricted stock in the first six months of fiscal 2020. For the first six months of fiscal 2021, the Company used several assumptions which included an expected term of 4.0 years, volatility deviation between 47.25% to 48.55% and a risk-free rate between 0.18% to 0.35% for the purposes of measuring compensation under the Black Scholes Method.

The 2020 Plan also permits the issuance of Stock Appreciation Rights (“SARs”). The SARs are in the form of an option with a cashless exercise price equal to the difference between the fair value of the Company’s common stock at the date of grant and the fair value as of the exercise date resulting in the issuance of the Company’s common stock. During the first six months of fiscal 2021 the Company did not issue any SARs. During the first six months of fiscal 2020 the company issued 44,000 SARs. For the first six months of fiscal 2020, the Company used several assumptions which included an expected term of 4.0 years, volatility deviation of 38.62% and a risk-free rate of 0.26% for the purposes of measuring compensation under the Black Scholes Method.

Stock-based compensation expense in connection with SARs previously granted to employees was approximately $100,000 and $85,000 in the second quarter of 2021 and the second quarter of 2020, respectively and was approximately $214,000 and $195,000 in the first six months of fiscal years 2021 and 2020, respectively.

As of July 3, 2021, there were 811,072 shares of Company common stock reserved and available for future grant under the 2020 Plan.

The following tables set forth the outstanding SARs for the period specified:

	Six Months Ended		Year Ended
	July 3, 2021		January 2, 2021
	Units	Weighted- Average Exercise Price	Units	Weighted- Average Exercise Price
Outstanding at beginning of period	244,001	$21.87	276,000	$22.30
Issued	-	-	44,000	20.20
Exercised	(50,667)	19.33	-	-
Forfeited	(6,000)	21.20	(75,999)	22.00
Outstanding at end of period	187,334	22.77	244,001	21.87

SARs Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of July 3, 2021	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of July 3, 2021	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$19.10 - $26.30	187,334	2.0	$22.77	87,335	1.0	$22.33

The following tables set forth the outstanding stock grants for the period specified:

	Six Months Ended	Year Ended
	July 3, 2021	January 2, 2021
	Units	Units
Outstanding at beginning of period	25,000	25,000
Issued	27,300	-
Exercised	-	-
Forfeited	-	-
Outstanding at end of period	52,300	25,000

As of July 3, 2021, outstanding SARs and grants had an intrinsic value of $3,105,000.

Note I – Share Repurchase Program

On May 2, 2018, the Company announced that its Board of Directors had authorized a new program to repurchase up to 200,000 shares of the Company’s common stock. The Company’s share repurchase program does not obligate it to acquire the Company’s common stock at any specific cost per share. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company did not repurchase any shares under its share repurchase program during the second quarter of 2021.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
Balance as of April 3, 2021	55,000	$26.04	55,000	145,000

April 4, 2021 - July 3, 2021	-		-	-

Balance as of July 3, 2021	55,000	$26.04	55,000	145,000

Note J – Revenue Recognition

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

Refer to Note M for revenues reported by segment. The Company has no future performance obligations and does not capitalize costs to obtain or fulfill contracts.

Note K - Income Taxes

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

On March 27, 2020, the $2 trillion bipartisan Coronavirus Aid, Relief, and Economic Security Act (H.R. 748) (the “CARES Act”) became law. For additional information on the impact of the CARES Act on the Company see Note 8 – Income Taxes in the 2020 Form 10-K.

The Company will also continue to assess the effect of state level tax relief provisions as enacted, such as state net operating loss rule changes and conformity to the federal interest, depreciation and charitable contribution deduction changes.

The total amount of unrecognized tax benefits could increase or decrease within the next 12 months for a number of reasons, including the closure of federal, state and foreign tax years by expiration of the statute of limitations and the recognition and measurement considerations under FASB ASC Topic 740, “Income Taxes.” There have been no significant changes to the amount of unrecognized tax benefits during the six months ended July 3, 2021. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will not increase or decrease significantly over the next twelve months.

Note L - Retirement Benefit Plans

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

Significant disclosures relating to these benefit plans for the first six months of fiscal years 2021 and 2020 are as follows:

	Pension Benefits
	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Service cost	$271,835	$266,434	$543,668	$532,870
Interest cost	504,254	714,142	1,008,509	1,428,285
Expected return on plan assets	(1,448,675)	(1,365,262)	(2,897,349)	(2,730,523)
Amortization of prior service cost	24,845	24,845	49,690	49,690
Amortization of the net loss	432,536	325,034	865,075	650,068
Net periodic benefit	$(215,205)	$(34,807)	$(430,407)	$(69,610)

	Postretirement Benefits		Postretirement Benefits
	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Service cost	$13,626	$10,855	$27,252	$21,710
Interest cost	9,842	11,667	19,684	23,334
Expected return on plan assets	(6,420)	(5,589)	(12,840)	(11,178)
Gain on significant event	-	-	-	-
Amortization of prior service cost	-	(2,063)	-	(4,126)
Amortization of the net loss	(3,094)	(6,377)	(6,188)	(12,754)
Net periodic benefit cost	$13,954	$8,493	$27,908	$16,986

The Company’s funding policy with respect to its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations. In fiscal year 2021, the Company expects to contribute $3,100,000 into its pension plans and $50,000 into its postretirement plan. The Company is currently reviewing the American Rescue Plan Act for applicable pension funding relief for the minimum required contributions and will adjust accordingly. As of July 3, 2021, the Company has made contributions of approximately $1,171,000 into its pension plans, has contributed $8,000 to its postretirement plan and expects to make the remaining contributions as required during the remainder of the fiscal year.

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

The Company made contributions to the plan as follows:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Regular matching contribution	$144,081	$132,016	$297,397	$294,808
Transitional credit contribution	33,102	40,529	75,870	95,200
Non-discretionary contribution	14,895	12,390	362,484	371,613
Total contributions for the period	$192,078	$184,935	$735,751	$761,621

The non-discretionary contribution of $332,092 made in the six months ended July 3, 2021 was accrued for and expensed in the prior fiscal year.

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

Note N - Concentration of Risk

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk for the Company is its accounts receivable due from customers. The Company has established credit limits for customers and monitors their balances to mitigate the risk of loss. As of July 3, 2021, there was one significant concentration of credit risk with a customer, who has receivables representing 15% of our total accounts receivable. One single customer represented more than 10% of the Company’s net accounts receivable as of January 2, 2021. The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable.

Interest Rate Risk

The Company’s exposure to the risk of changes in market interest rates relates primarily to the Company’s debt, which bears interest at variable rates based on the LIBOR rate plus a margin spread of 1.25% to 2.25%. The Company has an interest rate swap with a notional amount of $45.6 million on July 3, 2021, to convert a portion of the borrowing under the Credit Agreement from variable to fixed rates. The valuation of this swap is determined using the one-month LIBOR rate index and mitigates the Company's exposure to interest rate risk. Additionally, interest rates on the Company's debt are susceptible to changes to the method that LIBOR rates are determined and to the potential phasing out of LIBOR after 2021. The potential phasing out of LIBOR is discussed in greater detail in Note G — Debt hereof and under the heading “The phaseout of the London Interbank Offered Rate (LIBOR), or the replacement of LIBOR with a different reference rate, may adversely affect interest rates” in Part I, Item 8of the 2020 Form 10-K.

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

In connection with the above acquisition, the Company recorded the following intangible assets:

Asset Class/Description	Amount	Weighted- Average Period in Years

Customer relationships	$2,345,000	6
Intellectual property	591,000	6
Non-compete agreements	1,001,000	5
	$3,937,000

There is no anticipated residual value relating to these intangible assets.

Neither the actual results nor the pro forma effects of the acquisition of Hallink are material to the Company's financial statements.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in the financial position and results of operations of The Eastern Company (together with its consolidated subsidiaries, the “Company,” “we,” “us” or “our”) for the quarter ended July 3, 2021. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended January 2, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2021, which was filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2021 (the “2020 Form 10-K”).

The Company’s fiscal year is a 52-53-week fiscal year ending on the Saturday nearest to December 31. References to 2020 or the 2020 fiscal year mean the 53-week period ended on January 2, 2021 and references to 2021 or the 2021 fiscal year mean the 52-week period ending on January 1, 2022. In a 52-week fiscal year, each quarter is 13 weeks long. In a 53-week fiscal year, each of the first two fiscal quarters and the fourth quarter are 13 weeks long, and the third fiscal quarter is 14 weeks long. References to the second quarter of 2020, the second fiscal quarter of 2020 or the three months ended June 27, 2020 mean the period from March 29, 2020 to June 27, 2020. References to the second quarter of 2021, the second fiscal quarter of 2021 or the three months ended July 3, 2021 mean the 13-week period from April 4, 2021 to July 3, 2021.

Safe Harbor for Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms or variations of those terms or the negative of those terms. There are many factors that affect the Company’s business and the results of its operations and that may cause the actual results of operations in future periods to differ materially from those currently expected or anticipated. These factors include, but are not limited to: effects of the COVID-19 pandemic, vaccination rates, the emergence of virus variants and the measures being taken to limit the spread and resurgence of COVID-19, including supply chain disruptions, delays in delivery of our products to our customers, impact on demand for our products, reductions in production levels, increased costs, including costs of raw materials, the impact on global economic conditions, the availability, terms and cost of financing, including borrowings under credit arrangements or agreements, and risks associated with employees working remotely or operating with reduced workforce; the scope and duration of the COVID-19 pandemic, including the extent of resurgences, the development of variants and how quickly and to what extent normal economic activity can resume; the timing of the distribution of COVID-19 vaccines and rates of vaccination; risks associated with doing business overseas, including fluctuations in exchange rates and the inability to repatriate foreign cash, the impact on cost structure and on economic conditions as a result of actual and threatened increases in trade tariffs and the impact of political, economic and social instability; restrictions on operating flexibility imposed by the agreement governing our credit facility; the inability to achieve the savings expected from global sourcing of materials; the impact of higher raw material and component costs, particularly steel, plastics, scrap iron, zinc, copper and electronic components; lower-cost competition; our ability to design, introduce and sell new products and related components; market acceptance of our products; the inability to attain expected benefits from acquisitions or the inability to effectively integrate such acquisitions and achieve expected synergies; domestic and international economic conditions, including the impact, length and degree of economic downturns on the customers and markets we serve and more specifically conditions in the automotive, construction, aerospace, energy, oil and gas, transportation, electronic, commercial laundry, mining and general industrial markets; costs and liabilities associated with environmental compliance; the impact of climate change or terrorist threats and the possible responses by the U.S. and foreign governments; failure to protect our intellectual property; cyberattacks; materially adverse or unanticipated legal judgments, fines, penalties or settlements; and other risks identified and discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the 2020 Form 10-K and that may be identified from time to time in our quarterly reports on Form 10-Q, current reports on Form 8-K and other filings we make with the SEC. Although the Company believes it has an appropriate business strategy and the resources necessary for its operations, future revenue and margin trends cannot be reliably predicted and the Company may alter its business strategies to address changing conditions. Also, the Company makes estimates and assumptions that may materially affect reported amounts and disclosures. These relate to valuation allowances for accounts receivable and excess and obsolete inventories, accruals for pensions and other postretirement benefits (including forecasted future cost increases and returns on plan assets), provisions for depreciation (estimating useful lives), uncertain tax positions, and, on occasion, accruals for contingent losses. The Company undertakes no obligation to update, alter, or otherwise revise any forward-looking statements, whether written or oral, that may be made from time to time, whether as a result of new information, future events, or otherwise, except as required by law.

Overview

COVID-19 Update

The direct impact of the COVID-19 pandemic has been minimal at most of our operations through the second quarter of 2021. We continue to follow CDC guidelines, including the use of proper personal protection equipment, social distancing and sanitizing work areas. All of these measures allowed the majority of our facilities to operate at full capacity where possible barring supply chain issues, port congestion, and labor shortages. Many of the Company’s employees have received their first COVID-19 vaccination, and we will continue to encourage our workforce to continue to get vaccinated. We do not anticipate further significant interruption in our operations unless a resurgence of the COVID-19 pandemic occurs. A significant resurgence of the COVID-19 pandemic could cause further disruptions in our business and could adversely affect our financial condition, results of operations and cash flow.

During 2020 and continuing into 2021 the Company implemented a broad range of policies and procedures to ensure that employees at all of our locations remain healthy. Steps that we have taken to reduce the risk of COVID-19 to our employees include, among others: protecting employee health by instructing employees to stay home if they exhibit symptoms of COVID-19; requiring employees to wear masks upon entry into the workplace; providing standard surgical masks, unless this conflicts with OSHA requirements; and educating employees on hand hygiene to help stop the spread. We maintain a clean work environment by frequently cleaning all touch points with products that meet EPA criteria for use against COVID-19; educating employees to clean their personal workspace at the beginning and the end of every shift; and providing hand sanitizer and disposable wipes. We have minimized in-person contact between employees and with visitors; required essential employees to work from home if they are able to do so effectively; developed and implemented practices for social distancing in our facilities; and reduced the number and size of in-person meetings. We have eliminated all non-essential workplace travel, discouraged carpooling, and where we have multiple shifts, staggered shift start and stop times, break times, and lunchtimes to minimize congregations at the time clocks or break areas. Where possible, we have closed or restricted break rooms and cafeterias or used extra rotations to reduce the number of employees in the break rooms or cafeterias at one time to achieve social distancing norms. We continue to seek and implement additional methods to further reduce the risk of COVID-19 to our employees.

Although we sustained delays and disruptions in 2020 to our supply chain and operations, the majority of our facilities have returned to normal operations however, one facility experienced an outbreak of COVID-19 among several employees resulting in closure of the factory for a few days at the end of June 2021. Currently, we do not anticipate further interruption of our operations unless a resurgence of the COVID-19 pandemic (including variants) occurs, which could cause further disruptions in our business and could adversely affect our financial condition, results of operations and cash flow. The future extent of the effect of the COVID-19 pandemic on our operational and financial performance will depend in large part on the emergence of virus variants, vaccination rates, continued mask wearing, social distancing and other developments, that cannot be predicted with confidence at this time. With the inherent uncertainty of the COVID-19 pandemic it is difficult to predict with any confidence the likely impact of the COVID-19 pandemic on our future operations and the extent it could have on our consolidated business, results of operations and financial condition. For a discussion of certain COVID-19-related risks, see Part I, Item 1A, “Risk Factors”, of the 2020 Form 10-K.

General Overview

We have determined that the companies included in our Diversified Products segment no longer fit with our long-term strategy, and we have initiated the process of divesting the companies within the Diversified Products segment. Selling the companies within this segment will allow management to focus on our core capabilities and offerings.

The Diversified Products segment meets the criteria to be held for sale and, furthermore, we determined that the assets held for sale qualify as discontinued operations. As such, the financial results of the Diversified Products segment are reflected in our unaudited condensed consolidated statements of operations as discontinued operations for all periods presented. Additionally, current and non-current assets and liabilities of discontinued operations are reflected in the unaudited condensed consolidated balance sheets for both periods presented.

The loss recognized in the write-down of the Diversified Products segment to fair value in the second quarter of 2021 was $8.1 million, net of tax with anticipated cash flow over the next twelve months of approximately $25.0 million. The majority of this cash will be used to pay down debt.

The following analysis excludes discontinued operations.

Net sales in the second quarter of 2021 increased 55% to $61.2 million from $39.5 million in the corresponding period in 2020 and net sales for the first six months of 2021 increased 35% to $123 million from $91.4 million in the same period last year. Sales increased for both the second quarter and six-month periods due to increased demand for truck accessories, automotive returnable packaging, blow mold tooling, and distribution products. Backlog as of July 3, 2021 was up 61% to $89.2 million from $55.3 million in 2020.

Net sales of existing products increased 44% in the second quarter of 2021 and 26% for the first six months of 2021 compared to the corresponding periods in 2020. Price increases and new products increased net sales by 11% in the second quarter of 2021 and 9% for the first six months of 2021, compared to the corresponding periods in 2020. New products included various truck mirror assemblies, truck compression latches, a cable lock, and a mirror cam.

Cost of products sold increased $18.1 million, or 62%, in the second quarter of 2021 and increased $25.4 million, or 37% for the first six months of 2021 compared to the corresponding periods in 2020. The increases are primarily due to higher sales volume, increases in the prices of material, and increases in freight rates. The prices of several frequently used raw materials prices have increased significantly, year-over-year. For example, the price of most common forms of hot-rolled steel increased 236% between Q2 2020 and Q2 2021; cold-rolled steel increased 174%; nickel increased 42%; scrap iron increased 178%; and copper and zinc increased 81% and 49% respectively. Additionally, our freight costs increased $1.4 million, or 148%, in the second quarter of 2021 and increased $2.1 million, or 97%, in the first six months of 2021 when compared to the corresponding periods in 2020. This increase is due to increased sales volume and freight rates as shipping demand has exceeded available carriers. Price increases to our customers recovered a portion of the increase in raw material prices and freight rates. Finally, the Company paid tariff costs on China-sourced products of approximately $0.8 million and $1.4 million in the second quarter and first six months of 2021 respectively, compared to $0.5 million and $1.7 million in the second quarter and first six months of fiscal 2020 respectively. All tariffs on China-sourced products have been recovered through price increases.

Gross margin as a percent of sales was 23% in the second quarter and 24% in the first six months of fiscal 2021 compared to 26% in the second quarter and 25% in the first six months of fiscal 2020.

Product development expense increased $0.2 million, or 19% in the second quarter of 2021 and increased $0.3 million, or 15%, in the first six months of 2021 compared to the corresponding periods in 2020. As a percentage of net sales, product development costs were 1.8% and 1.7% for the second quarter and first six months of 2021, respectively, and 2.3%, and 2.0% for the corresponding periods in 2020, respectively.

Selling and administrative expense increased $2.8 million, or 43%, in the second quarter of 2021 and increased $3.6 million, or 24% in the first six months of 2021 compared to the corresponding period in 2020 primarily due to increased commissions and other selling costs, amortization expense, payroll-related expenses, and incentive costs, which were suspended in the first quarter of fiscal 2020.

Interest expense was flat in the second quarter and decreased $0.1 million for the first six months of 2021 compared to the corresponding periods in 2020.

Other income increased $0.2 million in the second quarter and increased $2.3 million in the first six months of 2021 compared to the corresponding periods in 2020. The increase in the second quarter was due to an increase in the favorable return in our pension plan assets of $0.2 million. The increase in other income of $2.3 million in the first six months was driven by a gain on the sale of the Eberhard Hardware Ltd. Building of $1.8 million, a favorable return on pension plan assets of $1.0 million less offset by a one-time sale-leaseback transaction gain in the first quarter of 2020.

Net income for the second quarter of fiscal 2021 was $2.8 million, or $0.44 per diluted share compared to net income of $2.1 million, or $0.33 per diluted share, for the comparable period in 2020. In the first six months of 2021 net income was $8.5 million, or $1.34 per diluted share compared to net income of $4.8 million, or $0.76 per diluted share for the comparable period in 2020.

A more detailed analysis of the Company’s results of operations and financial condition follows:

Results of Operations

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of operations as a percentage of net sales:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	77.2%	73.9%	76.0%	74.6%
Gross margin	22.8%	26.1%	24.0%	25.4%
Product development expense	1.8%	2.3%	1.7%	2.0%
Selling and administrative expense	15.3%	16.6%	14.9%	16.1%
Operating Profit	5.7%	7.2%	7.4%	7.3%

The following table shows the change in sales and operating profit for the second quarter and first six months of fiscal 2021 compared to the second quarter and first six months of fiscal 2020 (dollars in thousands):

	Three Months	Six Months
	Ended	Ended
	July 3, 2021	July 3, 2021

Net Sales	$21,740	$31,667

Volume	44.5%	25.6%
Price	2.0%	1.1%
New products	8.6%	8.0%
	55.1%	34.7%

Operating Profit	$656	$2,410

Liquidity and Sources of Capital

The Company generated approximately $4.3 million of cash from operations during the first six months of fiscal 2021 compared to approximately $6.6 million during the first six months of fiscal 2020. The cash flows in the first six months of fiscal 2021 were lower when compared to the corresponding period last year due to an increase in inventory and accounts receivable partially offset by an increase in accounts payable. Cash flow from operations coupled with cash at the beginning of the 2021 fiscal year was sufficient to fund capital expenditures, debt service, and dividend payments for the first six months of fiscal 2021.

Additions to property, plant and equipment were approximately $1.8 million for the first six months of fiscal 2021 and $0.8 million for the first six months of fiscal 2020. Additionally, in the first six months of 2021 the company received proceeds of $2.0 million from the sale of one of its facilities in Canada. As of July 3, 2021, there were approximately $0.4 million of outstanding commitments for capital expenditures.

The following table shows key financial ratios at the end of each specified period:

	Second Quarter 2021	Second Quarter 2020	Fiscal Year 2020
Current ratio	2.8	3.7	2.8
Average days’ sales in accounts receivable	53	58	56
Inventory turnover	3.8	3.2	3.6
Total debt to shareholders’ equity	80.8%	105.8%	85.0%

The following table shows important liquidity measures as of the balance sheet date for each specified period (in millions):

	Second	Second	Fiscal
	Quarter	Quarter	Year
	2021	2020	2020
Cash and cash equivalents
- Held in the United States	$13.4	$13.7	$10.0
- Held by a foreign subsidiary	5.1	6.3	6.1
	18.5	20.0	16.1

Working capital	90.6	67.2	71.1
Net cash provided by operating activities	4.3	6.6	20.7
Change in working capital impact on net cash provided by (used in) operating activities	(5.3)	(0.6)	2.0
Net cash provided by (used in) investing activities	0.9	0.8	(9.1)
Net cash used in financing activities	(3.5)	(5.6)	(13.2)

Inventories of $48.8 million as of July 3, 2021 represent an increase of 13.0% as compared to $43.1 million at the end of fiscal year 2020 and an increase of 12.0% as compared to $43.7 million at the end of the second quarter of fiscal 2020. Accounts receivable, less allowances, were $35.1 million as of July 3, 2021, as compared to $31.8 million at 2020 fiscal year end and $28.4 million at the end of the second quarter of fiscal 2020.

Cash, cash flow from operating activities and funds available under the revolving credit portion of the Credit Agreement are expected to be sufficient to cover future foreseeable working capital requirements. However, based on current macroeconomic conditions resulting from the uncertainty caused by COVID-19, the Company cannot provide any assurances of the availability of future financing or the terms on which it might be available. In addition, the interest rate on borrowings under the Credit Agreement varies based on our senior net leverage ratio, and the Credit Agreement requires us to maintain a senior net leverage ratio not to exceed 4.25 to 1 and a fixed charge coverage ratio to be not less than 1.25 to 1. A decrease in earnings due to the impact of COVID-19 or the resulting harm to the financial condition of our customers or economic conditions generally, or an increase in indebtedness incurred to offset such a decrease in earnings, would have a negative impact on our senior net leverage ratio and our fixed charge coverage ratio, which in turn would increase the cost of borrowing under the Credit Agreement and could cause us to fail to comply with the covenants under our Credit Agreement.

Off-Balance Sheet Arrangements

As of the end of the fiscal quarter ended July 3, 2021, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Non-GAAP Financial Measures

The non-GAAP financial measures we provide in this report should be viewed in addition to, and not as an alternative for, results prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

To supplement the consolidated financial statements prepared in accordance with U.S. GAAP, we have presented Adjusted Net Income from Continuing Operations, Adjusted Earnings Per Share from Continuing Operations and Adjusted EBITDA from Continuing Operations, which are considered non-GAAP financial measures. The non-GAAP financial measures presented may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures in the same way. These measures are not substitutes for their comparable GAAP financial measures, such as net sales, net income, diluted earnings per common share, or other measures prescribed by U.S. GAAP, and there are limitations to using non-GAAP financial measures.

Adjusted Net Income from Continuing Operations is defined as net income from continuing operations excluding, when they occur, the impacts of impairment losses, losses on sale of subsidiaries, transaction expenses, factory relocation expenses and restructuring costs. Adjusted Net Income from Continuing Operations is a tool that can assist management and investors in comparing our performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our underlying operations.

Adjusted Earnings Per Share from Continuing Operations is defined as diluted earnings per share from continuing operations excluding, when they occur, the impacts of impairment losses, losses on sale of subsidiaries, transaction expenses, gain on sale of building, factory relocation expenses and restructuring costs. We believe that Adjusted Earnings Per Share from Continuing Operations provides important comparability of underlying operational results, allowing investors and management to access operating performance on a consistent basis.

Adjusted EBITDA from Continuing Operations is defined as net income from continuing operations before interest expense, provision for income taxes, and depreciation and amortization and excluding, when they occur, the impacts of impairment losses, losses on sale of subsidiaries, transaction expenses, gain on sale of building, factory relocation expenses and restructuring expenses. Adjusted EBITDA from Continuing Operations is a tool that can assist management and investors in comparing our performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our underlying operations.

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

Reconciliation of Net Income from Continuing Operations to Adjusted Net Income from Continuing Operations and Adjusted Earnings Per Share from Continuing Operations Calculation For the Three and Six Months ended July 3, 2021 and June 27, 2020

($000's)
	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021		June 27, 2020
Net income from continuing operations as reported per generally accepted accounting principles (GAAP)	$2,755	$2,080	$8,449		$4,723

Earnings per share from continuing operations as reported under generally accepted accounting principles (GAAP):

Basic	$0.44	$0.33	$1.35		$0.76
Diluted	$0.44	$0.33	$1.35		$0.76

Adjustments:
Gain on sale of Eberhard Hardware Ltd building, net of tax	-	-	(1,353	)A	-
Total adjustments (Non-GAAP)	-	-	(1,353)		-

Adjusted net income from continuing operations	$2,755	$2,080	$7,096		$4,723

Adjusted earnings per share from continuing operations ; (Non-GAAP):

Basic	$0.44	$0.33	$1.13		$0.76
Diluted	$0.44	$0.33	$1.13		$0.76

A) Gain on sale of Eberhard Hardware Ltd building

Reconciliation of Net Income from Continuing Operations to Adjusted EBITDA from Continuing Operations calculation For the Three and Six Months ended July 3, 2021 and June 27, 2020
($000's)

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021		June 27, 2020

Net income from continuing operations as reported per generally accepted accounting principles (GAAP)	$2,755	$2,080	$8,449		$4,723
Interest expense	434	455	961		1,076
Provision for income taxes	848	625	2,601		1,455
Depreciation and amortization	1,721	1,577	3,531		3,213
Gain on sale of Eberhard Hardware Ltd Building	-	-	(1,841	)A	-
Adjusted EBITDA from continuing operations	$5,758	$4,737	$13,701		$10,467

A) Gain on sale of Eberhard Hardware Ltd building

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of the Company’s status as a smaller reporting company pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is not required to provide information under this Item 3.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of July 3, 2021, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 240.15d-15(e)) pursuant to Exchange Act Rule 13a-15. As defined in Exchange Act Rules 240.13a-15(e) and 240.15d-15(e), “the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure”.

The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO have concluded that these controls and procedures are effective at the “reasonable assurance” level as of July 3, 2021.

Changes in Internal Control Over Financial Reporting:

During the period covered by this Quarterly Report on Form 10-Q, there were no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company is a party to various legal proceedings from time to time related to its normal business operations. As of the end of the quarter ended July 3, 2021, the Company does not have any material pending legal proceedings, other than as set forth below, or any material legal proceedings known to be contemplated by governmental authorities.

In 2016, the Company created a plan to remediate a landfill of spent foundry sand maintained at the Company’s metal casting facility in New York. This plan was agreed to by the New York State Department of Environmental Conservation (the “NYSDEC”) on March 27, 2018. Based on estimates provided by the Company’s environmental engineers, the anticipated cost to remediate and monitor the landfill was $430,000. The Company accrued for and expensed the entire $430,000 in the first quarter of 2018 and fiscal 2017. In the fall of 2018, detailed construction drawings were prepared by an outside consultant in conjunction with informal progress reviews by the NYSDEC. Long-term groundwater monitoring commenced in April 2019. Verbal approval for the closure plan was received from the NYSDEC in May 2019. Written approval was received in October 2020. Construction of the closure remedies, including improved drainage system, regrading, and installation of a low permeability cap, is expected to be completed in August 2021. In the fourth fiscal quarter of 2021 a closure report and maintenance plan are expected to be prepared for the NYSDEC. This closure report and maintenance plan will document the work done and request acknowledgment of satisfactory completion of the Order on Consent between Frazer & Jones, and the NYSDEC.

ITEM 1A – RISK FACTORS

The Company’s business is subject to a number of risks, some of which are beyond its control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the Company’s shareholders should carefully consider the risk factors discussed in Part I, Item 1A “Risk Factors” of the 2020 Form 10-K. These risk factors could have a material adverse effect on the Company’s business, results of operations, financial condition and/or liquidity and could cause our operating results to vary significantly from period to period. As of July 3, 2021, there have been no material changes to the risk factors disclosed in the 2020 Form 10-K. The Company may disclose changes to such risk factors or disclose additional risk factors from time to time in its future filings with the SEC. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition, or operating results.

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

101)

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended July 3, 2021 and June 27, 2020; (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended July 3, 2021, and June 27, 2020; (iii) Condensed Consolidated Balance Sheets (Unaudited) as of July 3, 2021 and January 2, 2021; (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended July 3, 2021 and June 27, 2020; and (iv) Notes to the Condensed Consolidated Financial Statements (Unaudited).**

104)	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101). **

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE EASTERN COMPANY
(Registrant)

DATE: August 12, 2021	/s/August M. Vlak
August M. Vlak President and Chief Executive Officer

DATE: August 12, 2021	/s/John L. Sullivan III
John L. Sullivan III Vice President and Chief Financial Officer

