Form 10-Q
period 2021-10-02
EASTERN CO
filed 2021-11-10
CIK 31107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended October 2, 2021

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
(Registrant’s telephone number, including area code)

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

As of October 2, 2021, 6,275,180 shares of the registrant’s common stock, no par value per share, were issued and outstanding.

The Eastern Company

Form 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 2021

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Net sales	$63,876,906	$55,705,597	$186,897,930	$147,059,497
Cost of products sold	(48,661,374)	(42,315,555)	(142,196,527)	(110,427,295)
Gross margin	15,215,532	13,390,042	44,701,403	36,632,202

Product development expense	(962,924)	(556,469)	(3,068,866)	(2,395,932)
Selling and administrative expenses	(9,440,583)	(8,536,752)	(27,760,514)	(23,289,068)
Operating profit	4,812,025	4,296,821	13,872,023	10,947,202

Interest expense	(427,222)	(485,300)	(1,388,512)	(1,560,962)
Other income	407,192	365,701	3,359,065	969,023
Income from continuing operations before income taxes	4,791,995	4,177,222	15,842,576	10,355,263

Income taxes	(971,884)	(1,021,607)	(3,573,308)	(2,476,640)
Net income from continuing operations	3,820,111	3,155,615	12,269,268	7,878,623

Discontinued Operations (see note B )
Gain (loss) from operations of discontinued units	1,492,063	(222,773)	2,831,530	(5,054,259)
Gain (loss) on classification as held for sale	1,308,639	-	(9,274,439)	-
Income tax (expense) benefit	(659,285)	51,833	1,516,661	1,167,345
Gain (loss) on discontinued operations	2,141,417	(170,940)	(4,926,248)	(3,886,914)

Net income	$5,961,528	$2,984,675	$7,343,020	$3,991,709

Earnings per share from continuing operations:
Basic	$0.61	$0.51	$1.96	$1.26

Diluted	$0.61	$0.51	$1.96	$1.26

Earnings (loss) per share from discontinued operations:
Basic	$0.34	$(0.03)	$(0.79)	$(0.62)

Diluted	$0.34	$(0.03)	$(0.79)	$(0.62)

Total earnings per share:
Basic	$0.95	$0.48	$1.17	$0.64

Diluted	$0.95	$0.48	$1.17	$0.64

Cash dividends per share:	$0.11	$0.11	$0.33	$0.33

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Net income	$5,961,528	$2,984,675	$7,343,020	$3,991,709
Other comprehensive (loss) income:

Change in foreign currency translation	(523,632)	277,618	(238,837)	(248,786)

Change in fair value of interest rate swap, net of tax cost (benefit) of:
2021 - $31,759 and $188,753 respectively; 2020 - $(35,587) and $547,087 respectively	104,949	113,180	602,224	(1,740,442)

Change in pension and postretirement benefit costs, net of taxes of:
2021 - $107,962 and $308,117 respectively; 2020 - $81,144 and $243,429 respectively	346,328	260,295	988,401	780,886
Total other comprehensive (loss) income	(72,355)	651,093	1,351,788	(1,208,342)
Comprehensive income	$5,889,173	$3,635,768	$8,694,808	$2,783,367

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	October 2, 2021	January 2, 2021
	(unaudited)
Current Assets
Cash and cash equivalents	$8,703,386	$15,320,776
Accounts receivable, less allowances: 2021 - $583,891; 2020 - $486,707	41,295,019	31,804,207
Inventories	56,698,552	43,121,737
Current portion of notes receivable	588,926	398,414
Prepaid expenses and other assets	7,314,511	3,152,720
Current assets held for sale	35,044,564	17,937,918
Total Current Assets	149,644,958	111,735,772

Property, Plant and Equipment	50,934,225	52,173,305
Accumulated depreciation	(26,031,846)	(25,976,187)
Property, Plant and Equipment, Net	24,902,379	26,197,118

Goodwill	70,992,398	70,994,178
Trademarks	5,393,868	5,404,284
Patents and other intangibles net of accumulated amortization	23,803,304	27,089,071
Long term notes receivable, less current portion	791,802	1,677,277
Right of Use Assets	11,774,102	12,594,663
Long-term assets held for sale	-	19,894,688
Total Other Assets	112,755,474	137,654,161

TOTAL ASSETS	$287,302,811	$275,587,051

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY
	October 2, 2021	January 2, 2021
	(unaudited)
Current Liabilities
Accounts payable	$31,480,819	$21,311,619
Accrued compensation	4,182,611	3,474,686
Other accrued expenses	1,648,486	3,362,032
Current portion of lease liability	2,785,950	2,798,712
Current portion of long-term debt	7,500,000	6,437,689
Current liabilities held for sale	7,086,138	3,281,225
Total Current Liabilities	54,684,004	40,665,963

Deferred income taxes	2,957,771	2,957,771
Other long-term liabilities	1,068,580	1,144,126
Lease liability	9,159,274	9,834,853
Long-term debt, less current portion	76,772,649	82,255,803
Accrued postretirement benefits	1,138,148	1,185,139
Accrued pension cost	29,132,453	33,188,623
Long-term liabilities held for sale	-	48,315
Total Liabilities	174,912,879	171,280,593

Shareholders’ Equity
Voting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Nonvoting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Common Stock, no par value, Authorized: 50,000,000 shares	32,591,987	31,501,041
Issued: 9,024,909 shares in 2021 and 8,996,625shares in 2020
Outstanding: 6,275,180 shares in 2021 and 6,246,896 shares in 2020
Treasury Stock: 2,749,729 shares in 2021 and 2,749,729 shares in 2020	(20,537,961)	(20,537,962)
Retained earnings	128,480,870	122,840,131
Accumulated other comprehensive income (loss):
Foreign currency translation	715,026	953,863
Unrealized loss on interest rate swap, net of tax	(789,368)	(1,391,592)
Unrecognized net pension and postretirement benefit costs, net of tax	(28,070,622)	(29,059,023)
Accumulated other comprehensive loss	(28,144,964)	(29,496,752)
Total Shareholders’ Equity	112,389,932	104,306,458
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$287,302,811	$275,587,051

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	October 2, 2021	October 3, 2020
Operating Activities
Net income	$7,343,020	$3,991,709
Less: Loss from discontinued operations	(4,926,248)	(3,886,914)
Income from continuing operations	$12,269,268	$7,878,623
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
Depreciation and amortization	5,188,863	4,966,934
Unrecognized pension and postretirement benefits	(3,056,642)	(1,066,777)
Gain on sale of equipment and other assets	(1,469,218)	(418,872)
Provision for doubtful accounts	73,097	156,286
Stock compensation expense	1,090,946	652,232
Changes in operating assets and liabilities:
Accounts receivable	(9,553,337)	3,013,523
Inventories	(13,686,268)	3,092,768
Prepaid expenses and other	(3,903,388)	132,623
Other assets	47,534	4,755,718
Accounts payable	11,156,105	(949,971)
Accrued compensation	697,735	(1,191,856)
Other accrued expenses	(2,173,142)	(1,587,475)
Net cash (used in) provided by operating activities	(3,318,447)	19,433,756

Investing Activities
Marketable securities	28,951	7,741
Business disposition	—	(5,994,267)
Issuance of notes receivable	—	(1,251,943)
Payments received from notes receivable	694,962	54,069
Proceeds from sale of equipment	1,980,729	445,212
Purchases of property, plant and equipment	(2,112,990)	(1,531,082)
Net cash provided by (used in) investing activities	591,652	(8,270,270)

Financing Activities
Principal payments on long-term debt	(4,424,757)	(3,846,861)
Financing leases, net	132,221	—
Purchase common stock for treasury	—	(368,864)
Dividends paid	(2,062,492)	(2,058,943)
Net cash used in financing activities	(6,355,028)	(6,274,668)

Discontinued Operations
Cash provided by (used in) operating activities	3,546,530	(2,744,115)
Cash used in investing activities	(794,519)	(245,288)
Cash provided by (used in) discontinued operations	2,752,011	(2,989,403)

Effect of exchange rate changes on cash	239,561	(344,534)
Net change in cash and cash equivalents	(6,090,251)	1,554,881

Cash and cash equivalents at beginning of period	16,101,635	17,996,505
Cash and cash equivalents at end of period ¹	$10,011,384	$19,551,386

Supplemental disclosure of cash flow information:
Interest	$1,839,729	$2,085,953
Income taxes	866,850	1,453,775

Non-cash investing and financing activities
Right of use asset	(820,561)	(428,510)
Lease liability	688,341	428,510

¹ includes cash from assets held for sale of $1.3 million as of October 2, 2021 and $1.8 million as of October 3, 2020

See accompanying notes

THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

October 2, 2021

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

The Company’s fiscal year is a 52-53-week fiscal year ending on the Saturday nearest to December 31. References to 2020 or the 2020 fiscal year mean the 53-week period ended on January 2, 2021 and references to 2021 or the 2021 fiscal year mean the 52-week period ending on January 1, 2022. In a 52-week fiscal year, each quarter is 13 weeks long. In a 53-week fiscal year, each of the first two fiscal quarters and the fourth quarter are 13 weeks long, and the third fiscal quarter is 14 weeks long. References to the third quarter of 2020, the third fiscal quarter of 2020 or the three months ended October 3, 2020 mean the period from June 28, 2020 to October 3, 2020. References to the third quarter of 2021, the third fiscal quarter of 2021 or the three months ended October 2, 2021 mean the 13-week period from July 4, 2021 to October 2, 2021. References to the nine months ended October 3, 2020 or the first nine months of fiscal 2020 mean the period from December 29, 2019 to October 3, 2020, and references to the nine months ended October 2, 2021 or the first nine months of fiscal 2021 mean the period from January 3, 2021 to October 2, 2021.

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

On November 3, 2021 the Company sold its Greenwald Industries, Inc. division (“Greenwald”) for a sales price of $8.0 million, subject to a final working capital adjustment. Greenwald, which is located in Chester, CT, is an OEM manufacturer offering a range of payment solutions from coin-vending products to smart card systems and payment applications.

Summarized Financial Information of Discontinued Operations

The following table represents income from discontinued operations, net of tax:

	Three Months Ended		Nine Months Ended
	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$11,477,553	$10,099,961	$36,495,452	$32,905,085
Cost of products sold	(8,749,365)	(9,096,533)	(29,793,971)	(29,929,876)
Gross margin	2,728,188	1,003,428	6,701,481	2,975,209

Selling and administrative expenses	(1,093,716)	(1,064,433)	(3,407,113)	(7,509,147)
Restructuring costs	1,308,639	-	(9,274,439)	-
Operating income (loss)	2,943,111	(61,005)	(5,980,071)	(4,533,938)

Interest expense	(142,409)	(161,768)	(462,838)	(520,321)
Gain (Loss) from discontinued operations before income taxes	2,800,702	(222,773)	(6,442,909)	(5,054,259)

Income tax (expense) benefit	(659,285)	51,833	1,516,661	1,167,345
Income (loss) from discontinued operations, net of tax	$2,141,417	$(170,940)	$(4,926,248)	$(3,886,914)

The following table represents the assets and liabilities from discontinued operations:

	October 2, 2021	January 2, 2021
	(unaudited)
Cash	$1,307,998	$809,809
Accounts receivable	6,982,532	5,944,922
Inventory	11,006,353	9,990,656
Prepaid expenses	1,527,417	1,192,530
Property, plant and equipment, net	14,139,198	13,813,553
Patents and other intangibles net of accumulated amortization	-	6,935
Goodwill	-	5,900,837
Right of use assets	81,066	173,364
Total assets of discontinued operations	$35,044,564	$37,832,606

Current assets of discontinued operations¹	$35,044,564	$17,937,917
Non-current assets of discontinued operations	-	19,894,689
Total assets of discontinued operations	$35,044,564	$37,832,606

Accounts payable	$3,125,295	$2,196,101
Accrued compensation and other accrued expenses	3,804,230	960,074
Current portion of lease liability	75,547	125,049
Other long-term liabilities	81,066	48,315
Total liabilities of discontinued operations	$7,086,138	$3,329,539

Current liabilities of discontinued operations¹	$7,086,138	$3,281,224
Non-current liabilities of discontinued operations	-	48,315
Total liabilities of discontinued operations	$7,086,138	$3,329,539

¹ The total assets and liabilities of discontinued operations are presented as current in the October 2, 2021 balance sheet as we expect to sell the discontinued operations and collect proceeds within one year.

Note C – Earnings Per Share

The denominators used to calculate earnings per share are as follow:

	Three Months Ended		Nine Months Ended
	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Basic:
Weighted average shares outstanding	6,270,147	6,237,758	6,259,380	6,235,747

Diluted:
Weighted average shares outstanding	6,270,147	6,237,758	6,259,380	6,235,747
Dilutive stock appreciation rights	2,140	1,722	2,140	1,722
Denominator for diluted earnings per share	6,272,287	6,239,480	6,261,520	6,237,469

Note D – Inventories

Inventories from continuing operations consist of the following components:

	October 2, 2021	January 2, 2021

Raw material and component parts	$21,532,974	$16,376,772
Work in process	6,999,016	5,323,059
Finished goods	28,166,562	21,421,906
Total inventories	$56,698,552	$43,121,737

Note E - Goodwill

The aggregate carrying amount of goodwill from continuing operations is approximately $71.0 million as of October 2, 2021. A goodwill write-off of approximately $5.9 million was recognized in discontinued operations in the second quarter of 2021 when classifying the disposal group as held for sale. See Note B – Discontinued Operations for further discussion.

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

Note F – Leases

The Company presents right-of-use (ROU) assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02, Leases. The Company accounts for non-lease components as part of the lease component to which they relate. Lease accounting involves significant judgements, including making estimates related to the lease term, lease payments, and discount rate.

The Company has operating leases for buildings, warehouses and office equipment. The Company determines whether an arrangement is, or contains, a lease at contract inception. An arrangement contains a lease if the Company has the right to direct the use of and obtain substantially all of the economic benefits of an identified asset. ROU assets and lease liabilities are recognized at lease commencement based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Most leases include one or more options to renew. The exercise of lease renewal options is at our sole discretion. The Company’s option to extend certain leases ranges from 1-110 months. All options to extend, when it is reasonably certain the option will be exercised, have been included in the calculation of the ROU asset and lease liability.

Currently, the Company has 28 operating leases and three finance leases with a lease liability of $11.9 million as of October 2, 2021. The finance lease arrangements are immaterial. The terms and conditions of the leases are determined by the individual agreements. The leases do not contain residual value guarantees, restrictions, or covenants that could cause the Company to incur additional financial obligations. There are no related party lease transactions. There are no leases that have not yet commenced that could create significant rights and obligations for the Company.

Total lease expense for each of the next five fiscal years is estimated to be as follows: remainder of 2021 - $0.8 million; 2022 - $2.6 million; 2023 - $2.1 million; 2024 - $1.7 million; 2025 - $1.0 million; and $3.7 million thereafter. The weighted average remaining lease term is6.4 years. The implicit interest rate used was 5.0%.

Note G - Debt

On August 30, 2019, the Company entered into a credit agreement with Santander Bank, N.A., for itself, People’s United Bank, National Association and TD Bank, N.A. as lenders (the “Credit Agreement”), that included a $100 million term portion and a $20 million revolving commitment portion. Proceeds of the term loan were used to repay the Company’s remaining outstanding term loan (and to terminate its existing credit facility) with People’s United Bank, N.A. (approximately $19 million) and to acquire certain subsidiaries of Big 3 Holdings, LLC (collectively “Big 3 Precision”). The term portion of the loan required quarterly principal payments of $1,250,000 for an 18-month period beginning December 31, 2019. The repayment amount then increased to $1,875,000 per quarter beginning September 30, 2021 and continuing through June 30, 2023. The repayment amount then increases to $2,500,000 per quarter beginning September 30, 2023 and continuing through June 30, 2024. The term loan is a 5-year loan with the remaining balance due on August 30, 2024. The revolving commitment portion has an annual commitment fee of 0.25% based on the unused portion of the revolver. The revolving commitment portion has a maturity date of August 30, 2024. As of October 2, 2021, the Company has not borrowed any funds on the revolving commitment portion of the facility. The term loan bears interest at a variable rate based on the LIBOR rate plus an applicable margin of 1.25% to 2.25%, depending on the Company’s senior net leverage ratio. Borrowings under the revolving portion bear interest at a variable rate based on, at the Company’s election, a base rate plus an applicable margin of 0.25% to 1.25% or the LIBOR rate plus an applicable margin of 1.25% to 2.25%, with such margins determined based on the Company’s senior net leverage ratio. The Company’s obligations under the Credit Agreement are secured by a lien on certain of the Company’s and its subsidiaries’ assets pursuant to a Pledge and Security Agreement, dated August 30, 2019 with Santander Bank, N.A., as administrative agent.

The Company’s loan covenants under the Credit Agreement require the Company to maintain a senior net leverage ratio not to exceed 4.25 to 1. In addition, the Company is required to maintain a fixed charge coverage ratio to be not less than 1.25 to 1. The Company was in compliance with all of its covenants under the Credit Agreement at October 2, 2021 and through the date of filing this Form 10-Q.

On August 30, 2019, the Company entered into an interest rate swap contract with Santander Bank, N.A., with an original notional amount of $50,000,000, which was equal to 50% of the outstanding balance of the term loan on that date. The Company has a fixed interest rate of 1.44% on the swap contract and will pay the difference between the fixed rate and LIBOR when LIBOR is below 1.44% and will receive interest when the LIBOR rate exceeds 1.44%. On October 2, 2021,the interest rate for approximately half ($39.7 million) of the term portion was 1.83%, using a one-month LIBOR rate, and 3.19% on the remaining balance ($44.7 million) of the term loan based on a one-month LIBOR rate. The interest rates under the Credit Agreement and the interest rate swap contract are susceptible to changes to the method of determining LIBOR rates and to the phasing out of LIBOR. Information regarding the phasing out of LIBOR is provided below.

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

Note H - Stock Options and Awards

The Eastern Company 2010 Executive Stock Incentive Plan (the “2010 Plan”), for officers, other key employees, and non-employee directors expired in February 2020. On February 19, 2020, the Board of Directors of the Company (the “Board”) adopted the Eastern Company 2020 Stock Incentive Plan (the “2020 Plan”). On April 29, 2020, at the Company’s 2020 Annual Meeting of Shareholders, the shareholders of the Company approved and adopted the 2020 Plan. The 2020 Plan replaced the 2010 Plan. The Company has no other existing plan pursuant to which equity awards may be granted.

Incentive stock options granted under the 2020 Plan must have exercise prices that are not less than 100% of the fair market value of the Company’s common stock on the dates the stock options are granted. Restricted stock awards may also be granted to participants under the 2020 Plan with restrictions determined by the Compensation Committee of the Board. Under the 2020 Plan, non-qualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Board. During the first nine months of fiscal 2021, the Company granted 27,300 stock options that were subject to the meeting of performance measurements. The Company did not issue any stock options or restricted stock in the first nine months of fiscal 2020. For the first nine months of fiscal 2021, the Company used several assumptions which included an expected term of 4.0 years, volatility deviation between 47.25% to 48.55% and a risk-free rate between 0.18% to 0.35% for the purposes of measuring compensation under the Black Scholes Method.

The 2020 Plan also permits the issuance of Stock Appreciation Rights (“SARs”). The SARs are in the form of an option with a cashless exercise price equal to the difference between the fair value of the Company’s common stock at the date of grant and the fair value as of the exercise date resulting in the issuance of the Company’s common stock. During the first nine months of fiscal 2021 the Company did not issue any SARs. During the first nine months of fiscal 2020 the company issued 44,000 SARs. For the first nine months of fiscal 2020, the Company used several assumptions which included an expected term of 4.0 years, volatility deviation of 38.62% and a risk-free rate of 0.26% for the purposes of measuring compensation under the Black Scholes Method.

Stock-based compensation expense in connection with SARs previously granted to employees was approximately $102,000 and $85,000 in the third quarter of 2021 and the third quarter of 2020, respectively and was approximately $316,000 and $279,000 in the first nine months of fiscal years 2021 and 2020, respectively.

As of October 2, 2021, there were 804,646shares of Company common stock reserved and available for future grant under the 2020 Plan.

The following tables set forth the outstanding SARs for the period specified:

	Nine Months Ended		Year Ended
	October 2, 2021		January 2, 2021
	Units	Weighted Average Exercise Price	Units	Weighted Average Exercise Price
Outstanding at beginning of period	244,001	$21.87	276,000	$22.30
Issued	-	-	44,000	20.20
Exercised	(55,667)	19.31	-	-
Forfeited	(7,500)	21.20	(75,999)	22.00
Outstanding at end of period	180,834	22.88	244,001	21.87

SARs Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of October 2, 2021	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of October 2, 2021	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$19.10 - $26.30	180,334	1.8	$22.88	87,335	0.8	$22.46

The following tables set forth the outstanding stock grants for the period specified:

	Nine Months Ended		Year Ended
	October 2, 2021		January 2, 2021
	Units	Weighted Average Exercise Price	Units	Weighted Average Exercise Price
Outstanding at beginning of period	25,000	$-	25,000	$-
Issued	27,300	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at end of period	52,300	-	25,000	-

As of October 2, 2021, outstanding SARs and grants had an intrinsic value of $1,764,000.

Note I – Share Repurchase Program

On May 2, 2018, the Company announced that the Board had authorized a new program to repurchase up to 200,000 shares of the Company’s common stock. The Company’s share repurchase program does not obligate it to acquire the Company’s common stock at any specific cost per share. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company did not repurchase any shares under its share repurchase program during the third quarter of 2021.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
Balance as of July 3, 2021	55,000	$26.04	55,000	145,000

July 4, 2021 - October 2, 2021	-		-	-

Balance as of October 2, 2021	55,000	$26.04	55,000	145,000

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

The total amount of unrecognized tax benefits could increase or decrease within the next 12 months for a number of reasons, including the closure of federal, state and foreign tax years by expiration of the statute of limitations and the recognition and measurement considerations under FASB ASC Topic 740, “Income Taxes.” There have been no significant changes to the amount of unrecognized tax benefits during the nine months ended October 2, 2021. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will not increase or decrease significantly over the next twelve months.

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

Significant disclosures relating to these benefit plans for the third quarter and the first nine months of fiscal years 2021 and 2020 are as follows:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Service cost	$271,832	$266,435	$815,500	$799,305
Interest cost	504,252	714,143	1,512,761	2,142,428
Expected return on plan assets	(1,448,671)	(1,365,261)	(4,346,020)	(4,095,784)
Amortization of prior service cost	24,845	24,845	74,535	74,535
Amortization of the net loss	432,539	325,033	1,297,614	975,101
Net periodic benefit	$(215,203)	$(34,805)	$(645,610)	$(104,415)

	Postretirement Benefits		Postretirement Benefits
	Three Months Ended		Nine Months Ended
	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Service cost	13,626	10,855	40,878	32,565
Interest cost	9,842	11,667	29,526	35,001
Expected return on plan assets	(6,420)	(5,589)	(19,260)	(16,767)
Gain on significant event	—	—	—	—
Amortization of prior service cost	—	(2,063)	—	(6,189)
Amortization of the net loss	(3,094)	(6,377)	(9,282)	(19,131)
Net periodic benefit cost	$13,954	$8,493	$41,862	$25,479

The Company’s funding policy with respect to its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations. In fiscal year 2021, the Company expects to contribute $2,300,000 into its pension plans and $50,000 into its postretirement plan. The Company has reviewed the American Rescue Plan Act(ARPA) for applicable pension funding relief for the minimum required contributions and has adjusted accordingly, ARPA will continue to provide cashflow relief to pension for future years. As of October 2, 2021, the Company has made contributions of approximately $1,856,000 into its pension plans, has contributed $11,000 to its postretirement plan and expects to make the remaining contributions as required during the remainder of the fiscal year.

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

The Company made contributions to the plan as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Regular matching contribution	$135,664	$178,244	$433,061	$551,765
Transitional credit contribution	32,468	62,842	108,337	209,191
Non-discretionary contribution	15,001	13,036	377,486	593,084
Total contributions for the period	$183,133	$254,122	$918,884	$1,354,040

The non-discretionary contribution of $332,092 made in the nine months ended October 2, 2021 was accrued for and expensed in the prior fiscal year.

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

Note N - Concentration of Risk

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk for the Company is its accounts receivable due from customers. The Company has established credit limits for customers and monitors their balances to mitigate the risk of loss. As of October 2, 2021, there was one significant concentration of credit risk with a customer, who has receivables representing 10% of our total accounts receivable. One single customer represented more than 10% of the Company’s net accounts receivable as of January 2, 2021. The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable.

Interest Rate Risk

The Company’s exposure to the risk of changes in market interest rates relates primarily to the Company’s debt, which bears interest at variable rates based on the LIBOR rate plus a margin spread of 1.25% to 2.25%. The Company has an interest rate swap with a notional amount of $44.7 million on October 2, 2021, to convert a portion of the borrowing under the Credit Agreement from variable to fixed rates. The valuation of this swap is determined using the one-month LIBOR rate index and mitigates the Company's exposure to interest rate risk. Additionally, interest rates on the Company's debt are susceptible to changes to the method that LIBOR rates are determined and to the potential phasing out of LIBOR after 2021. The potential phasing out of LIBOR is discussed in greater detail in Note G — Debt hereof and under the heading “The phaseout of the London Interbank Offered Rate (LIBOR), or the replacement of LIBOR with a different reference rate, may adversely affect interest rates” in Part I, Item 8 of the 2020 Form 10-K.

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in the financial position and results of operations of The Eastern Company (together with its consolidated subsidiaries, the “Company,” “we,” “us” or “our”) for the quarter and nine months ended October 2, 2021. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended January 2, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2021, which was filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2021 (the “2020 Form 10-K”).

The Company’s fiscal year is a 52-53-week fiscal year ending on the Saturday nearest to December 31. References to 2020 or the 2020 fiscal year mean the 53-week period ended on January 2, 2021 and references to 2021 or the 2021 fiscal year mean the 52-week period ending on January 1, 2022. In a 52-week fiscal year, each quarter is 13 weeks long. In a 53-week fiscal year, each of the first two fiscal quarters and the fourth quarter are 13 weeks long, and the third fiscal quarter is 14 weeks long. References to the third quarter of 2020, the third fiscal quarter of 2020 or the three months ended October 3, 2020 mean the period from June 28, 2020 to October 3, 2020. References to the third quarter of 2021, the third fiscal quarter of 2021 or the three months ended October 2, 2021 mean the 13-week period from July 4, 2021 to October 2, 2021. References to the nine months ended October 3, 2020 or the first nine months of fiscal 2020 mean the period from December 29, 2019 to October 3, 2020, and references to the nine months ended October 2, 2021 or the first nine months of fiscal 2021 mean the period from January 3, 2021 to October 2, 2021.

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

Overview

COVID-19 Update

The direct impact of the COVID-19 pandemic has been minimal at most of our operations through the third quarter of 2021. We continue to follow CDC guidelines, including the use of proper personal protection equipment, social distancing and sanitizing work areas. All of these measures allowed the majority of our facilities to operate at full capacity where possible barring supply chain issues, port congestion, and labor shortages. Many of the Company’s employees have received their first COVID-19 vaccination, and we will continue to encourage our workforce to continue to get vaccinated. We do not anticipate further significant interruption in our operations unless a resurgence of the COVID-19 pandemic occurs. A significant resurgence of the COVID-19 pandemic could cause further disruptions in our business and could adversely affect our financial condition, results of operations and cash flow.

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

The loss recognized in the write-down of the Diversified Products segment to fair value in the second quarter of 2021 was $8.1 million, net of tax. In the third quarter of 2021 a gain of $1.0 million, net of tax was recognized to adjust the Diversified Products segment to fair value. Anticipated cash flow over the next twelve months is approximately $25.0 million. The majority of this cash is expected to be used to pay down debt.

On November 3, 2021 the Company sold its Greenwald Industries, Inc. division (“Greenwald”) for a sales price of $8.0 million, subject to a final working capital adjustment. Greenwald, which is located in Chester, CT, is an OEM manufacturer offering a range of payment solutions from coin-vending products to smart card systems and payment applications.

The following analysis excludes discontinued operations.

Net sales in the third quarter of 2021 increased 15% to $63.9 million from $55.7 million in the corresponding period in 2020 and net sales for the first nine months of 2021 increased 27% to $186.9 million from $147.1 million in the same period last year. Sales increased for both the third quarter and nine-month periods due to increased demand for truck accessories, automotive returnable packaging, blow mold tooling, and distribution products. Backlog as of October 2, 2021 was up 44% to $83.1 million from $57.7 million as of October 3, 2020.

Net sales of existing products increased 4% in the third quarter of 2021 and 18% for the first nine months of 2021 compared to the corresponding periods in 2020. Price increases and new products increased net sales by 10% in the third quarter of 2021 and 10% for the first nine months of 2021, compared to the corresponding periods in 2020. New products included various truck mirror assemblies, rotary latches, D-rings, and mirror cams.

Cost of products sold increased $6.3 million, or 15%, in the third quarter of 2021 and increased $31.8 million, or 29% for the first nine months of 2021 compared to the corresponding periods in 2020. The increases are primarily due to higher sales volume, increases in the prices of material, and increases in freight rates. The prices of several frequently used raw materials prices have increased significantly, year-over-year. For example, the price of most common forms of hot-rolled steel increased 245% between the third quarter of 2020 and the third quarter of 2021; cold-rolled steel increased 206%; nickel increased 35%; scrap iron increased 85%; and copper and zinc increased 43% and 29% respectively. Additionally, our freight costs increased $1.4 million, or 110%, in the third quarter of 2021 and increased $3.5 million, or 99%, in the first nine months of 2021 when compared to the corresponding periods in 2020. This increase is due to increased sales volume and freight rates as shipping demand has exceeded available carriers. Price increases to our customers recovered a portion of the increase in raw material prices and freight rates. Finally, the Company paid tariff costs on China-sourced products of approximately $0.6 million and $2.0 million in the third quarter and first nine months of 2021 respectively, compared to $0.6 million and $2.4 million in the third quarter and first nine months of fiscal 2020 respectively. All tariffs on China-sourced products have been recovered through price increases.

Gross margin as a percent of sales was 24% in the third quarter and 24% in the first nine months of fiscal 2021 compared to 24% in the third quarter and 25% in the first nine months of fiscal 2020.

Product development expense increased $0.4 million, or 73% in the third quarter of 2021 and increased $0.7 million, or 28%, in the first nine months of 2021 compared to the corresponding periods in 2020. As a percentage of net sales, product development costs were 1.5% and 1.6% for the third quarter and first nine months of 2021, respectively, and 1.0%, and 1.6% for the corresponding periods in 2020, respectively.

Selling and administrative expense increased $0.9 million, or 11%, in the third quarter of 2021 and increased $4.5 million, or 19% in the first nine months of 2021 compared to the corresponding period in 2020 primarily due to increased commissions and other selling costs, amortization expense, payroll-related expenses, and incentive costs, which were suspended in the first quarter of fiscal 2020.

Interest expense decreased $0.1 million in the third quarter and decreased $0.2 million for the first nine months of 2021 compared to the corresponding periods in 2020.

Other income was flat in the third quarter and increased $2.4 million in the first nine months of 2021 compared to the corresponding periods in 2020. The increase in other income of $2.4 million in the first nine months was driven by a gain on the sale of the Eberhard Hardware Ltd. Building of $1.8 million and a favorable return on pension plan assets of $0.6 million.

Net income from continuing operations for the third quarter of fiscal 2021 was $3.8 million, or $0.61 per diluted share compared to net income of $3.2 million, or $0.51 per diluted share for the comparable period in 2020. In the first nine months of 2021 net income from continuing operations was $12.3 million, or $1.96 per diluted share compared to net income of $7.9 million, or $1.26 per diluted share for the comparable period in 2020.

A more detailed analysis of the Company’s results of operations and financial condition follows:

Results of Operations

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of operations as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	76.2%	76.0%	76.1%	75.1%
Gross margin	23.8%	24.0%	23.9%	24.9%
Product development expense	1.5%	1.0%	1.6%	1.6%
Selling and administrative expense	14.8%	15.3%	14.9%	15.9%
Operating Profit	7.5%	7.7%	7.4%	7.4%

The following table shows the change in sales and operating profit for the third quarter and first nine months of fiscal 2021 compared to the third quarter and first nine months of fiscal 2020 (dollars in thousands):

	Three Months	Nine Months
	Ended	Ended
	October 2, 2021	October 2, 2021

Net Sales	$8,171	$39,838

Volume	4.3%	17.5%
Price	2.4%	1.6%
New products	8.0%	8.0%
	14.7%	27.1%

Operating Profit	$515	$2,925

Liquidity and Sources of Capital

The Company consumed approximately $3.3 million of cash from continuing operations during the first nine months of fiscal 2021 compared to generating approximately $19.4 million during the first nine months of fiscal 2020. The cash flows in the first nine months of fiscal 2021 were lower when compared to the corresponding period last year due to an increase in inventory and accounts receivable partially offset by an increase in accounts payable. The effects of the COVID-19 pandemic are continuing to impact the supply chain and as such inventories and accounts payable have increased due to increased shipping time and port congestion as well as selective pre-buying of raw materials to avoid increasing prices. Cash flow from operations coupled with cash at the beginning of the 2021 fiscal year was sufficient to fund capital expenditures, debt service, and dividend payments for the first nine months of fiscal 2021.

Additions to property, plant and equipment were approximately $2.1 million for the first nine months of fiscal 2021 and $1.5 million for the first nine months of fiscal 2020 from continuing operations. Additionally, in the first nine months of 2021 the company received proceeds of $2.0 million from the sale of one of its facilities in Canada. As of October 2, 2021, there were approximately $0.3 million of outstanding commitments for capital expenditures.

The following table shows key financial ratios at the end of each specified period:

	Third Quarter 2021	Third Quarter 2020	Fiscal Year 2020
Current ratio	2.7	3.2	2.8
Average days’ sales in accounts receivable	61	53	56
Inventory turnover	3.3	3.8	3.6
Total debt to shareholders’ equity	75.0%	89.5%	85.0%

The following table shows important liquidity measures as of the balance sheet date for each specified period (in millions):

	Third	Third	Fiscal
	Quarter	Quarter	Year
	2021	2020	2020
Cash and cash equivalents
- Held in the United States	$7.0	$13.9	$10.0
- Held by a foreign subsidiary	3.0	5.7	6.1
	10.0	19.6	16.1

Working capital	95.0	74.5	71.1
Net cash (used in) provided by operating activities	(3.3)	16.7	20.7
Change in working capital impact on net cash (used in) provided by operating activities	(17.4)	3.2	2.0
Net cash provided by (used in) investing activities	0.6	7.3	(9.1)
Net cash used in financing activities	(6.4)	(7.5)	(13.2)

Inventories of $56.7 million as of October 2, 2021 represent an increase of 31.5% as compared to $43.1 million at the end of fiscal year 2020 and an increase of 46.1% as compared to $38.8 million at the end of the third quarter of fiscal 2020. Accounts receivable, less allowances, were $41.3 million as of October 2, 2021, as compared to $31.8 million at 2020 fiscal year end and $28.0 million at the end of the third quarter of fiscal 2020.

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

Off-Balance Sheet Arrangements

As of the end of the fiscal quarter ended October 2, 2021, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Non-GAAP Financial Measures

The non-GAAP financial measures we provide in this report should be viewed in addition to, and not as an alternative for, results prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

To supplement the consolidated financial statements prepared in accordance with U.S. GAAP, we have presented Adjusted Net Income from Continuing Operations, Adjusted Earnings Per Share from Continuing Operations and Adjusted EBITDA from Continuing Operations, which are considered non-GAAP financial measures. The non-GAAP financial measures presented may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures in the same way. These measures are not substitutes for their comparable U.S. GAAP financial measures, such as net sales, net income, diluted earnings per common share, or other measures prescribed by U.S. GAAP, and there are limitations to using non-GAAP financial measures.

Adjusted Net Income from Continuing Operations is defined as net income from continuing operations excluding, when they occur, the impacts of impairment losses, losses on sale of subsidiaries, transaction expenses, factory start-up costs, factory relocation expenses and restructuring costs. Adjusted Net Income from Continuing Operations is a tool that can assist management and investors in comparing our performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our underlying operations.

Adjusted Earnings Per Share from Continuing Operations is defined as diluted earnings per share from continuing operations excluding, when they occur, the impacts of impairment losses, losses on sale of subsidiaries, transaction expenses, gain on sale of building, factory start-up costs, factory relocation expenses and restructuring costs. We believe that Adjusted Earnings Per Share from Continuing Operations provides important comparability of underlying operational results, allowing investors and management to access operating performance on a consistent basis.

Adjusted EBITDA from Continuing Operations is defined as net income from continuing operations before interest expense, provision for income taxes, and depreciation and amortization and excluding, when they occur, the impacts of impairment losses, losses on sale of subsidiaries, transaction expenses, gain on sale of building, factory start-up costs, factory relocation expenses and restructuring expenses. Adjusted EBITDA from Continuing Operations is a tool that can assist management and investors in comparing our performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our underlying operations.

Management uses such measures to evaluate performance period over period, to analyze the underlying trends in our business including our business segments, to assess our performance relative to our competitors, and to establish operational goals and forecasts that are used in allocating resources. These financial measures should not be considered in isolation from, or as a replacement for, U.S. GAAP financial measures.

We believe that presenting non-GAAP financial measures in addition to U.S. GAAP financial measures provides investors greater transparency to the information used by our management for its financial and operational decision-making. We further believe that providing this information better enables our investors to understand our operating performance and to evaluate the methodology used by management to evaluate and measure such performance.

Reconciliation of Non-GAAP Measures
EPS from Continuing Operations Calculation
For the Three and Nine Months ended October 2, 2021 and October 3, 2020
($000's)

	Three Months Ended				Nine Months Ended
	October 2, 2021		October 3, 2020		October 2, 2021		October 3, 2020
Net income from continuing operations as reported per generally accepted accounting principles (GAAP)	$3,820		$3,156		$12,269		$7,879

Earnings per share from continuing operations as reported under generally accepted accounting principles (GAAP):

Basic	$0.61		$0.51		$1.96		$1.26
Diluted	$0.61		$0.51		$1.96		$1.26

Adjustments:
Gain on sale of Eberhard Hardware Ltd building, net of tax	-		-		(1,353)	A	-
Factory relocation, net of tax	45	E	188	B	105	E	188	B
Transaction expenses			184	C			204	C
Factory start-up costs, net of tax	155	D			187	D
Total adjustments (Non-GAAP)	$200		$372		$(1,061)		$392

Adjusted net income from continuing operations	$4,020		$3,528		$11,208		$8,271

Adjusted earnings per share from continuing operations (Non-GAAP):

Basic	$0.64		$0.57		$1.79		$1.33
Diluted	$0.64		$0.57		$1.79		$1.33

A) Gain on sale of Eberhard Hardware Ltd building
B) Cost incurred on relocation of Velvac factory in Reynosa, MX
C) Costs incurred on the acquisition of Hallink RSB, Inc.
D) Costs incurred on start-up of Eberhard factory in Reynosa, MX
E) Costs incurred on relocation of ILC facility in Wheeling, IL

Reconciliation of Non-GAAP Measures
EBITDA from Continuing Operations Calculation
For the Three and Nine Months ended October 2, 2021 and October 3, 2020
($000's)

	Three Months Ended				Nine Months Ended
	October 2, 2021		October 3, 2020		October 2, 2021		October 3, 2020

Net income from continuing operations as reported per generally accepted accounting principles (GAAP)	$3,820		$3,156		$12,269		$7,879
Interest expense	427		485		1,389		1,561
Provision for income taxes	972		1,022		3,573		2,477
Depreciation and amortization	1,658		1,754		5,189		4,967
Gain on sale of Eberhard Hardware Ltd Building	-		-		(1,841)	A	-
Factory relocation	59	E	251	B	139	E	251	B
Transaction expenses	-		184	C	-		204	C
Factory start-up costs	207	D			250	D
Adjusted EBITDA from continuing operations	$7,143		$6,852		$20,968		$17,339

A) Gain on sale of Eberhard Hardware Ltd building
B) Cost incurred on relocation of Velvac factory in Reynosa, MX
C) Costs incurred on the acquisition of Hallink RSB, Inc.
D) Costs incurred on start-up of Eberhard factory in Reynosa, MX
E) Costs incurred on relocation of ILC facility in Wheeling, IL

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of the Company’s status as a smaller reporting company pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is not required to provide information under this Item 3.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of October 2, 2021, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 240.15d-15(e)) pursuant to Exchange Act Rule 13a-15. As defined in Exchange Act Rules 240.13a-15(e) and 240.15d-15(e), “the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure”.

The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO have concluded that these controls and procedures are effective at the “reasonable assurance” level as of October 2, 2021.

Changes in Internal Control Over Financial Reporting:

During the period covered by this Quarterly Report on Form 10-Q, there were no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company is a party to various legal proceedings from time to time related to its normal business operations. As of the end of the quarter ended October 2, 2021, the Company does not have any material pending legal proceedings, other than as set forth below, or any material legal proceedings known to be contemplated by governmental authorities.

In 2016, the Company created a plan to remediate a landfill of spent foundry sand maintained at the Company’s metal casting facility in New York. This plan was agreed to by the New York State Department of Environmental Conservation (the “NYSDEC”) on March 27, 2018. Based on estimates provided by the Company’s environmental engineers, the anticipated cost to remediate and monitor the landfill was $430,000. The Company accrued for and expensed the entire $430,000 in the first quarter of 2018 and fiscal 2017. In the fall of 2018, detailed construction drawings were prepared by an outside consultant in conjunction with informal progress reviews by the NYSDEC. Long-term groundwater monitoring commenced in April 2019. Verbal approval for the closure plan was received from the NYSDEC in May 2019. Written approval was received in October 2020. Construction of the closure remedies, including improved drainage system, regrading, and installation of a low permeability cap, were completed on September 29, 2021. In the fourth fiscal quarter of 2021 a closure report and maintenance plan are expected to be prepared for the NYSDEC. This closure report and maintenance plan will document the work done and request acknowledgment of satisfactory completion of the Order on Consent between Frazer & Jones, and the NYSDEC.

ITEM 1A – RISK FACTORS

The Company’s business is subject to a number of risks, some of which are beyond its control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the Company’s shareholders should carefully consider the risk factors discussed in Part I, Item 1A “Risk Factors” of the 2020 Form 10-K. These risk factors could have a material adverse effect on the Company’s business, results of operations, financial condition and/or liquidity and could cause our operating results to vary significantly from period to period. As of October 2, 2021, there have been no material changes to the risk factors disclosed in the 2020 Form 10-K. The Company may disclose changes to such risk factors or disclose additional risk factors from time to time in its future filings with the SEC. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition, or operating results.

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

101)

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended October 2, 2021 and October 3, 2020; (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended October 2, 2021, and October 3, 2020; (iii) Condensed Consolidated Balance Sheets (Unaudited) as of October 2, 2021 and January 2, 2021; (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended October 2, 2021 and October 3, 2020; and (iv) Notes to the Condensed Consolidated Financial Statements (Unaudited).**

104)	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101). **

___________

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE EASTERN COMPANY
(Registrant)

DATE: November 10, 2021	/s/August M. Vlak
August M. Vlak President and Chief Executive Officer

DATE: November 10, 2021	/s/John L. Sullivan III
John L. Sullivan III Vice President and Chief Financial Officer

