Form 10-K
period 2022-01-01
EASTERN CO
filed 2022-03-17
CIK 31107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended January 1, 2022

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

As of July 3, 2021, the last day of registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $156,645,484 (based on the closing sales price of the registrant’s common stock on the last trading date prior to that date). Shares of the registrant’s common stock held by each officer and director and shares held in trust by the pension plans of the Company have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 15, 2022, 6,247,163 shares of the registrant’s common stock, no par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the Company’s 2022 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after January 1, 2022.

The Eastern Company

Form 10-K

FOR THE FISCAL YEAR ENDED JANUARY 1, 2022

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES

LITIGATION REFORM ACT OF 1995

Statements contained in this Annual Report on Form 10-K of The Eastern Company (together with its consolidated subsidiaries, unless otherwise specified or suggested by the context, the “Company,” “Eastern,” “we,” “us,” or “our”) that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.   Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms or variations of those terms or the negative of those terms. There are many factors that affect the Company’s business and the results of its operations and that may cause the actual results of operations in future periods to differ materially from those currently expected or anticipated. These factors include the scope and duration of the COVID-19 pandemic, including timing of the distribution of  COVID-19 vaccines and rates of vaccination, the extent of resurgences,, the emergence of additional virus variants and how quickly and to what extent normal economic activity can resume, and economic effects of the COVID-19 pandemic, including supply chain disruptions, cost inflation, delays in delivery of our products to our customers, impact on demand for our products, reductions in production levels, increased costs, including costs of raw materials, the impact on global economic conditions, the availability, terms and cost of financing, including borrowings under credit arrangements or agreements, and risks associated with employees working remotely or operating with reduced workforce. Other factors include, but are not limited to risks associated with doing business overseas, including fluctuations in exchange rates and the inability to repatriate foreign cash, the impact on cost structure and on economic conditions as a result of actual and threatened increases in trade tariffs and the impact of political, economic and social instability; restrictions on operating flexibility imposed by the agreement governing our credit facility; the inability to achieve the savings expected from global sourcing of materials; the impact of higher raw material and component costs, including the impact of supply chain shortages and inflation, particularly steel, plastics, scrap iron, zinc, copper and electronic components; lower-cost competition; our ability to design, introduce and sell new products and related components; market acceptance of our products;  the inability to attain expected benefits from acquisitions or the inability to effectively integrate such acquisitions and achieve expected synergies; domestic and international economic conditions, including the impact, length and degree of economic downturns on the customers and markets we serve and more specifically conditions in the automotive, construction, aerospace, energy, oil and gas, transportation, electronic, and general industrial markets; costs and liabilities associated with environmental compliance; the impact of climate change or terrorist threats and the possible responses by the U.S. and foreign governments; failure to protect our intellectual property; cyberattacks; materially adverse or unanticipated legal judgments, fines, penalties or settlements; and other risks identified and discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K and that may be identified from time to time in our quarterly reports on Form 10-Q, current reports on Form 8-K and other filings we make with the SEC.  Although the Company believes it has an appropriate business strategy and the resources necessary for its operations, future revenue and margin trends cannot be reliably predicted and the Company may alter its business strategies to address changing conditions. Also, the Company makes estimates and assumptions that may materially affect reported amounts and disclosures. These relate to valuation allowances for accounts receivable and excess and obsolete inventories, accruals for pensions and other postretirement benefits (including forecasted future cost increases and returns on plan assets), provisions for depreciation (estimating useful lives), uncertain tax positions, and, on occasion, accruals for contingent losses. The Company undertakes no obligation to update, alter, or otherwise revise any forward-looking statements, whether written or oral, that may be made from time to time, whether as a result of new information, future events, or otherwise, except as required by law.

COVID-19 Update

The COVID-19 pandemic has affected our businesses, including our supply chain, our operations, the labor force, and rising costs throughout 2021.  We continue to follow CDC guidelines, including the use of proper personal protection equipment, social distancing, and sanitizing work areas.  As a result of these measures, the COVID pandemic had minimal impact on our capacity utilization at most of our production facilities. Many of the Company’s employees have received COVID-19 vaccinations, and we will continue to encourage our workforce to get vaccinated.  We do not anticipate further significant interruption in our operations unless another variant of COVID-19 emerges resulting in another global response to prevent its spread. A significant resurgence of the COVID-19 pandemic or development of additional severe or highly contagious variants could cause further disruptions in our business and could adversely affect our financial condition, results of operations and cash flow.

During the past two years and continuing into 2022, the Company implemented a broad range of policies and procedures to ensure that employees at all our locations remain healthy. Steps that we have taken to reduce the risk of COVID-19 to our employees include, among others: protecting employee health by instructing employees to stay home if they exhibit symptoms of COVID-19; requiring employees to wear masks upon entry into the workplace; providing standard surgical masks and educating employees on hand hygiene to help stop the spread.  We maintain a clean work environment by frequently cleaning all touch points with products that meet EPA criteria for use against COVID-19; educating employees to clean their personal workspace at the beginning and the end of every shift; and providing hand sanitizer and disposable wipes.  We encourage social distancing, limit in-person meetings, eliminated all non-essential workplace travel and continue to seek and implement additional methods to reduce the risk of COVID-19 to our employees.

To the extent our operations will be further affected by COVID-19 in 2022 is dependent on future developments including new COVID variants, effectiveness of vaccines, new medication, and government restrictions.  All these factors could result in further supply chain shortages and resulting cost inflation, increased operating cost, difficulty in finding workers, continued port congestion, and higher shipping costs.  With the inherent uncertainty of the COVID-19 pandemic it is difficult to predict with any confidence the likely impact of the COVID-19 pandemic on our future operations and the extent of the effects it could have on our consolidated business, results of operations and financial condition. For a discussion of certain COVID-19-related risks, see Part I, Item 1A, “Risk Factors”, of this Form 10-K.

PART I

ITEM 1 BUSINESS

General Development of Business

The Eastern Company was incorporated under the laws of the State of Connecticut in October 1912, succeeding a co-partnership established in October 1858. The businesses of the Company design, manufacture and sell unique engineered solutions for industrial markets.

Today, the Company maintains 19 physical locations across North America, Europe, and Asia.

BUSINESS HIGHLIGHTS

On November 3, 2021, the Company sold its Greenwald Industries division (“Greenwald”). Greenwald is an original equipment manufacturer (“OEM”) offering a range of payment solutions from coin-vending products to smart card systems and payment applications.

On November 22, 2021, the Company sold its Frazer & Jones Company division (“Frazer & Jones”). Frazer & Jones is a high quality ductile and malleable iron foundry located in Syracuse, NY.

In the second fiscal quarter of 2021 the Company determined that the companies included in its Diversified Products segment, including Greenwald, Frazer & Jones, and Argo EMS, no longer fit with our long-term strategy and met the criteria to be treated as held for sale, and that the assets held for sale qualify for discontinued operations.

On November 19, 2020, the Company sold its subsidiary Sesamee Mexicana, S.A. de C.V. (“Sesamee Mexicana”). Sesamee Mexicana designs and manufactures composite panels and distributes industrial hardware. Eastern has exited the composite panels business as part of its strategy to streamline its business.

On August 10, 2020, the Company acquired certain assets, including accounts receivable, inventories, furniture, fixtures and equipment, intellectual property rights and rights existing under all sales and purchase agreements, and assumed certain liabilities, of Hallink, RSB Inc. These assets are held in our subsidiary, Hallink Moulds, Inc. (“Hallink Moulds”). Hallink Moulds is a leader in innovative injection blow mold tooling and is a leading supplier of blow molds and change parts to the food, beverage, healthcare and chemical industries. Hallink Moulds specializes in the design, development and manufacture of 2-step stretch blow molds, and related components for the stretch blow molding industry offering integrated turnkey solutions to its customers worldwide. The total consideration for the acquisition of Hallink Moulds was approximately $7.2 million which was paid out of the Company’s cash reserves.

On June 15, 2020, the Company sold its subsidiary, the Canadian Commercial Vehicles Corporation (“CCV”). CCV designs and manufactures composite panels. Eastern has exited the composite panels business as part of its strategy to streamline its business.

Description of Business

The Eastern Company manages industrial businesses that design, manufacture and sell unique engineered solutions to industrial markets. We believe Eastern’s businesses operate in industries with long-term macroeconomic growth opportunities. We look to acquire businesses that produce stable and growing earnings and cash flows. Eastern focuses on acquisitions that further strengthen its core business but may pursue acquisitions in industries other than those in which its businesses currently operate if an acquisition presents an attractive opportunity.

Eastern manages the financial, operational, and strategic performance of its businesses to increase cash generation, operating earnings, and long-term shareholder value. Among other things, Eastern monitors financial and operational performance of each of its businesses and instills consistent financial discipline. Eastern’s management analyzes and pursues prudent organic growth strategies and works to execute attractive external growth and acquisition opportunities.

In addition, Eastern recruits and retains talented managers to operate its businesses. We look for leaders who are accountable, maintain cost discipline, act quickly, and build strong followership.

Company Operations

The Company’s operations consist of Big 3 Precision, including Big 3 Precision Products Inc. (“Big 3 Products”) and Big 3 Mold Services, Inc. (“Big 3 Mold”), Hallink Moulds, Inc. (“Hallink Moulds” or “Hallink”), and Associated Toolmakers Ltd. (“Associated Toolmakers”); Eberhard Manufacturing Company (“Eberhard Manufacturing”), Eastern Industrial Ltd, World Lock Company Ltd., Dongguan Reeworld Security Products Ltd., and World Security Industries (together “Eberhard”); and Velvac Holdings Inc. (“Velvac”). These businesses design, manufacture, and market a diverse product line of custom and standard vehicular and industrial hardware, including turnkey returnable packaging solutions, access and security hardware, mirrors, and mirror-cameras.

Big 3 Products and Big 3 Mold’s turnkey returnable packaging solutions are used in the assembly processes of vehicles, aircraft, and durable goods and in the production processes of plastic packaging products, packaged consumer goods and pharmaceuticals. Big 3 Products works with leading OEMs to design and produce custom returnable transport packaging to integrate with OEM assembly processes. Big 3 Mold is a global leader in the design and manufacture of blow mold tools. Hallink Moulds is a leader in innovative injection blow mold tooling and is a leading supplier of blow molds and change parts to the food, beverage, healthcare, and chemical industry. Hallink specializes in the design, development and manufacture of 2-step stretch blow molds, and related components for the stretch blow molding industry offering integrated turnkey solutions to its customers worldwide.

In 2020, we combined all businesses associated with the Eberhard Manufacturing and Illinois Lock Company to create Eberhard, a global leader in the engineering and manufacturing of access and security hardware. Eberhard offers a standard product line of rotary latches, compression latches, draw latches, hinges, camlocks, key switches, padlocks, and handles among other products, as well as comprehensive development and program management services for custom electromechanical and mechanical systems designed for specific OEMs and customer applications. Eberhard’s products are found in an expansive range of applications and products globally.

Velvac is a designer and manufacturer of proprietary vision technology for OEMs and aftermarket applications, and a leading provider of aftermarket components to the heavy-duty truck market in North America. Velvac serves diverse, niche segments within the heavy- and medium-duty truck, motorhome, and bus markets.

Human Capital

We believe our success depends on the skills, experience, and industry knowledge of our key talent. As such, our management team places significant focus and attention on the attraction, development, and retention of employees, as well as ensuring our corporate culture reflects Eastern’s values, and our Board of Directors (our “Board) provides oversight for various employee initiatives. Eastern values and Code of Business Conduct and Ethics guide our actions, reflect our culture, and drive our performance. We have made and continue to make investments in training, and we have a well-established performance management process.

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

In response to the emergence of COVID-19 in early 2020, we implemented a proactive internal procedure and complied with local, federal, and international governmental guidance that has enabled us to operate safely. Each of our facilities continues to adhere to these practices, and we have also adjusted our remote worker safety procedures to ensure that remote employees are better integrated into our safety and health systems.

Employee levels are managed to align with business demand and management believes it currently has sufficient human capital to operate its business successfully. As of January 1, 2022, we employed 1,191 full-time employees: 627 in the United States and 564 in other countries. Approximately 20% of employees in the United States are represented by collective bargaining agreements. We believe that our relations with employees, unions and works’ councils are in good standing.

General

Patent and trademark protection for the various product lines of the Company is limited, but the Company believes the current patents and trademark protection is sufficient to protect the Company’s competitive positions. Patent durations are from 2 to 20 years. No business operation is dependent on any patent, nor would the loss of any patent have any material adverse effect on the Company’s business.

During the second fiscal quarter of 2021, the Company announced plans to sell the companies included in our Diversified Products segment, these assets met the criteria to be treated as held for sale and reported as discontinued operations. Subsequently, in the fourth quarter of fiscal 2021, the Company sold its Greenwald Industries and Frazer & Jones divisions.

The Company’s businesses are not subject to seasonal variations.

Customers for the Company are broad-based by geography and by market, and sales are not highly concentrated by customer. Foreign sales were not significant.

The Company encounters competition in its businesses. Imports from Asia and Latin America with favorable currency exchange rates and low-cost labor have created additional pricing pressure. The Company competes successfully by offering high quality custom engineered products on a timely basis. To compete, the Company deploys internal engineering resources, maintains cost effective manufacturing capabilities through its wholly owned Asian subsidiaries, expands its product lines through product development and acquisitions, and maintains sufficient inventory for fast turnaround of customer orders.

The Company does not anticipate that compliance with federal, state, or local environmental laws or regulations is likely to have a material effect on the Company’s capital expenditures, earnings, or competitive position.

The Company obtains materials from nonaffiliated domestic, Asian affiliated and Asian nonaffiliated sources. Availability and prices of raw materials and outside services were affected by measures taken in response to the COVID-19 pandemic for some of the Company’s businesses during 2020 and 2021. We expect raw materials and outside services to be more readily available in 2022 unless resurgence of the COVID-19 pandemic occurs.

The Company’s ratio of working capital (current assets less current liabilities) to sales was 27.2% in 2021 and 36.0% in 2020. Working capital includes cash held in various foreign subsidiaries. Other factors affecting working capital include our average days’ sales in accounts receivable, inventory turnover ratio and payment of vendor accounts payable. In some cases, the company must hold extra inventory due to extended lead time in receiving products ordered from our foreign subsidiaries to ensure product is available for our customers. The Company continues to monitor working capital needs with the goal of reducing our ratio of working capital to sales.

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

ITEM 1A RISK FACTORS

In addition to the other information contained in this Form 10-K and the Company’s other filings with the SEC, the following risk factors should be considered carefully in evaluating the Company’s business. The Company’s business, financial condition or results of operation could be materially adversely affected by any of these risks or additional risks not presently known to the Company, or by risks the Company currently deems immaterial, which may also adversely affect its business, financial condition, or results of operations. Additionally, there can be no assurance that the Company has correctly identified and appropriately assessed all factors affecting its business or that information publicly available with respect to these matters is complete and correct.

Risks Related to Our Business

Our financial and operating performance may be adversely affected by epidemics and other health related issues.

As a result of the COVID-19 pandemic, the Company has experienced and could continue to experience disruptions to its business, its operations, the delivery of its products and customer demand for its products, including the following:

•

The broader economic impact of the COVID-19 pandemic, including resurgences, may continue to result in unfavorable operating earnings and cash flow generation in the months to follow. Current global economic conditions are highly volatile due to the COVID-19 pandemic, resulting in economic slowdowns that have caused and are likely to continue to cause contractions in some or all the markets we serve, which has led to and may continue to lead to decreased demand for the Company’s products, which in turn has, and may continue to negatively impact the Company’s financial condition and operating results. Other macroeconomic factors also remain dynamic, and any causes of market size contraction, including economic uncertainty related to the United Kingdom’s exit from the European Union, and overall economic slowdowns, could reduce the Company’s sales or erode operating margin, in either case reducing earnings. In addition, volatile global economic conditions may cause foreign exchange rate fluctuations, which could result in increases or decreases in earnings and may adversely affect the value of the Company’s assets outside the United States. Increased pricing in response to fluctuations in foreign currency exchange rates may offset portions of the currency impacts but could also have a negative impact on demand for the Company’s products, which would affect sales and profits. Exchange rate fluctuations could also increase pricing pressure and impair the ability of the Company’s products to compete with products imported from regions with favorable exchange rates.

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

7

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

As of January 1, 2022, the Company had $71,314,000 in total consolidated indebtedness. Subject to restrictions contained in the Credit Agreement, the Company may incur additional indebtedness in the future, including indebtedness incurred to finance acquisitions. The level of indebtedness and servicing costs associated with that indebtedness could have important effects on our operation and business strategy. For example, the indebtedness could:

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

The Company’s ability to make scheduled principal payments, to pay interest on, or to refinance our indebtedness and to satisfy other debt obligations will depend upon future operating performance, which may be affected by factors beyond the Company’s control. In addition, there can be no assurance that future borrowings or the issuance of equity would be available to the Company on favorable terms for the payment or refinancing of the Company’s debt. If the Company is unable to service its indebtedness, the business, financial condition, and results of operation would be materially adversely affected.

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

On July 27, 2017, the Financial Conduct Authority (the “FCA”) (the authority that regulates LIBOR) announced that it would phase out LIBOR by the end of 2021. In December 2020, the ICE Benchmark Administration (the “IBA”) announced a market consultation regarding the extension of US dollar LIBOR tenors through June 30, 2023, which the FCA supports. On March 5, 2021, the IBA released its feedback statement reporting the results of the market consultation. Pursuant to its feedback statement, the IBA intends to cease publication of all settings of non-US dollar LIBOR and only the one-week and two-month U.S. dollar LIBOR settings on December 31, 2021, with the publication of the remaining U.S. dollar LIBOR settings being discontinued after June 30, 2023. The Alternative Reference Rates Committee (ARRC), a financial industry group convened by the Federal Reserve Board, has recommended the use of SOFR to replace LIBOR. The difference between LIBOR and SOFR is that LIBOR is a forward-looking rate which means the interest rate is set at the beginning of the period with payment due at the end. SOFR is a backward-looking overnight rate which has implications for how interest and other payments are based. Changes in the method of calculating the replacement of LIBOR with a fallback rate (effectively SOFR plus a spread adjustment) will become effective in June 2023 unless adopted earlier. The effect of this change is still unknown and could adversely affect the Company’s results of operations, cash flow, and liquidity.

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

The Company’s ability to import products in a timely and cost-effective manner may also be affected by conditions at ports or issues that otherwise affect transportation and warehousing providers, such as port and shipping capacity, labor disputes, severe weather or increased homeland security requirements in the United States or other countries. These issues could delay importation of products or require the Company to locate alternative ports or warehousing providers to avoid disruption to customers. These alternatives may not be available on short notice or could result in higher transit costs, which could have an adverse impact on the Company’s business, financial conditions, or results of operations.

The Company is also subject to the impacts of political, economic, and social instability. For example, the United Kingdom’s withdrawal from the European Union, commonly referred to as “Brexit,” was completed on December 31, 2020. There remains significant uncertainty about the impact of Brexit on the free movement of goods, services, and people between the United Kingdom and the European Union, and Brexit could result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. The uncertainty surrounding the United Kingdom’s withdrawal and its consequences, as well as any deterioration in economic conditions, could adversely impact consumer and investor confidence, and the level of consumer purchases of discretionary items and retail products, including our products. Any of these effects, among others, could materially adversely affect our business, results of operations, and financial condition.

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

Supply chain disruptions, delays in production, and forecast inaccuracies could affect our ability to meet customer demand, lead to higher costs, result in excess inventory, and could have an adverse effect on our results of operations and financial condition.

Raw materials needed to manufacture products are obtained from numerous suppliers. Under normal market conditions, these raw materials are readily available on the open market from a variety of producers. However, from time to time, the prices and availability of these raw materials fluctuate due to the impact of inflation, as well as changes in existing and expected rates of inflation, which could impair the Company’s ability to procure the required raw materials for its operations or increase the cost of manufacturing its products. If the price of raw materials increases, the Company may be unable to pass these increases on to its customers and could experience reductions to its profit margins. Additionally, any decrease in the availability of raw materials could impair the Company’s ability to meet production requirements in a timely manner or at all.

The Company faces active global competition and if it does not compete effectively, its business may suffer.

The Company encounters competition in all its business operations, and imports from Asia and Latin America with favorable currency exchange rates and low-cost labor have resulted in pricing pressure. The Company competes with other companies that offer comparable products or that produce different products appropriate for the same uses. To remain profitable and defend market share, the Company must continue to offer high quality custom engineered products on a timely basis, deploy internal engineering resources, maintain cost-effective manufacturing capabilities through its wholly owned Asian subsidiaries, expand its product lines through product development and acquisitions, and maintain sufficient inventory for fast turnaround of customer orders. The Company may not be able to compete effectively on all these fronts and with all its competitors, and the failure to do so could have a material adverse effect on its sales and profit margins.

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

The Company obtains raw materials used in the production of its products from domestic, Asian affiliated and nonaffiliated sources. On January 15, 2020, the U.S. and China signed the U.S.-China Phase One trade deal which, among other things, rolls back tariffs on $120 billion of Chinese products from 15% to 7.5% effective February 14, 2020. The U.S. agreed not to proceed with the 15% tariffs on $160 billion of consumer goods which were scheduled to take effect December 15, 2019. However, the 25% tariffs on $250 billion of Chinese imports will remain in effect subject to further reductions depending on the progress of future negotiations. If China does not follow through on its agreed upon commitments and tariffs are reinstated on $550 billion of Chinese products at the 25% rate, it could result in a loss of business and possible reduced margins for the Company if the tariffs cannot be fully offset by higher selling prices.

Changes in competition in the markets that the Company services could impact revenues and earnings.

Any change in competition may result in lost market share or reduced prices, which could result in reduced profits and margins. This may impair the ability to grow or even maintain current levels of revenues and earnings. The loss of certain customers could adversely affect the Company’s business, financial condition, or results of operations until such business is replaced, and no assurances can be made that the Company would be able to regain or replace any lost customers.

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

Acquisitions involve risk, including difficulties in the integration of the operations, technologies, services and products of the acquired companies and the diversion of management’s attention from other business concerns. Although the Company’s management will endeavor to evaluate the risks inherent in any particular transaction, there can be no assurances that the Company’s management will properly ascertain all such risks. In addition, prior acquisitions have resulted, and future acquisitions could result in the incurrence of substantial debt and other expenses. Future acquisitions may also result in potentially dilutive issuances of equity securities. Difficulties encountered with acquisitions may have a material adverse effect on our business, financial condition, and results of operations.

We may be unable to successfully execute or effectively integrate acquisitions of any businesses we may acquire in the future.

We regularly review our portfolio of businesses and pursue growth through acquisitions. We may not be able to complete transactions on favorable terms, on a timely basis, or at all, and the success of any such acquisitions depends on our ability to combine the acquired business with our existing business in a manner that does not disrupt our and the acquired business’s ongoing relationships with customers, suppliers, and employees. Our results of operations and cash flows may be adversely impacted by (i) the failure of acquired businesses to meet or exceed expected returns, including risk of impairment; (ii) the failure to integrate multiple acquired businesses into the Company simultaneously and on schedule or to achieve expected synergies and (iii) the discovery of unanticipated liabilities, cybersecurity and compliance issues, labor relations difficulties or other problems in acquired businesses for which we lack contractual protections, or insurance or indemnities.

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

The Company’s business operations are dependent upon information technology networks and systems to securely transmit, process and store electronic information and to communicate among its locations around the world and with clients and vendors. A shut-down of, or inability to access, one or more of the Company’s facilities, a power outage, or a failure of one or more of the Company’s information technology, telecommunications or other systems could significantly impair the Company’s ability to perform such functions on a timely basis. Computer viruses, cyberattacks, other external hazards and human error could result in the misappropriation of assets or sensitive information, corruption of data or operational disruption. If sustained or repeated, such a business interruption, system failure, service denial or data loss and damage could result in a deterioration of the Company’s ability to write and process orders, provide customer service, or perform other necessary business functions.

A breach in the security of the Company’s software could harm its reputation, result in a loss of current and potential customers, and subject the Company to material claims, which could materially harm our operating results and financial condition.

If the Company’s security measures are breached, an unauthorized party may obtain access to the Company’s data or users’ or customers’ data. In addition, cyber-attacks and similar acts could lead to interruptions and delays in customer processing or a loss or breach of a customer’s data. Because the techniques used to obtain unauthorized access, disable, or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, the Company may be unable to anticipate these techniques or to implement adequate preventative measures. The risk that these types of events could seriously harm the Company’s business is likely to increase as the Company expands the number of web-based products we offer, the services we provide, and our global operations.

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

Any security breaches for which the Company is, or is perceived to be, responsible, in whole or in part, could subject us to legal claims or legal proceedings, including regulatory investigations, which could harm the Company’s reputation and result in significant litigation costs and damage awards or settlement amounts. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage, could materially harm our operating results and financial condition. Security breaches also could cause the Company to lose current and potential customers, which could have an adverse effect on our business. Moreover, the Company may be required to expend significant financial and other resources to further protect against security breaches or to rectify problems caused by any security breach.

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

The Company uses and generates hazardous substances and wastes in its operations and, as a result, could be subject to potentially material liabilities relating to the investigation and clean-up of contaminated properties and to claims alleging personal injury. The Company has experienced, and expects to continue to experience, costs relating to compliance with environmental laws and regulations. In connection with the Company’s acquisitions, the Company may assume significant environmental liabilities, some of which it may not be aware of at the time of acquisition. In addition, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean-up requirements could require the Company to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on our business, financial condition, and results of operations.

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

The Company could be subject to litigation, which could have a material impact on the Company’s business, financial condition, or results of operations.

From time to time, the Company’s operations are parties to or targets of lawsuits, claims, investigations, and proceedings, including product liability, personal injury, patent and intellectual property, commercial, contract, and environmental and employment matters, which are defended and settled in the ordinary course of business. Any litigation to which the Company may be subject could have a material adverse effect on its business, financial condition, or results of operations. See Item 3 – Legal Proceedings of this Form 10-K for a discussion of current litigation.

The Company could be subject to additional tax liabilities.

The Company is subject to income tax laws of the United States, its states, and municipalities and those of other foreign jurisdictions in which the Company has business operations. These laws are complex and subject to interpretations by the taxpayer and the relevant governmental taxing authorities. Significant judgment and interpretation are required in determining the Company’s worldwide provision for income taxes. In the ordinary course of business, transactions arise where the ultimate tax determination is uncertain. Although the Company believes that our tax estimates are reasonable, the outcome of tax audits and any related litigation could be materially different from that which is reflected in historical income tax provisions and accruals. Based on the status of a given tax audit or related litigation, a material effect on the Company’s income tax provision or net income may result during the period or periods from the initial recognition of a particular matter in the Company’s reported financial results to the final closure of that tax audit or settlement of related litigation when the ultimate tax and related cash flow is known with certainty.

General Risk Factors

The Company’s goodwill or indefinite-lived intangible assets may become impaired, which could require a significant charge to earnings be recognized.

Under accounting principles generally accepted in the United States, goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment at least annually. Future operating results used in the assumptions, such as sales or profit forecasts, may not materialize, and the Company has been and could in the future be required to record a significant charge to earnings in the financial statements during the period in which any impairment is determined, resulting in an unfavorable impact on our results of operations. Approximately $1.0 million of goodwill was impaired and written off in December 2020 in connection with closing the operations of Eberhard Hardware Manufacturing Ltd. In Ontario, Canada (“Eberhard Hardware”).

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

During 2022, union contracts covering approximately 11% of the Company’s total workforce will expire. The Company has been successful in negotiating new contracts over the years but cannot guarantee that will continue. Failure to negotiate new union contracts could result in the disruption of production, inability to deliver product, or a number of unforeseen circumstances, any of which could have an unfavorable material impact on the Company’s results of operations or financial condition.

Deterioration in the creditworthiness of several major customers could have a material impact on the Company’s business, financial condition, or results of operations.

Included as a significant asset on the Company’s balance sheet are accounts receivable from our customers. If several large customers become insolvent or are otherwise unable to pay for products or become unwilling or unable to make payments in a timely manner, it could have an unfavorable material impact on the Company’s results of operations or financial condition.

Although the Company is not dependent on any one customer, deterioration in several large customers at the same time could have an unfavorable material impact on the Company’s results of operations or financial condition. One customer exceeded 10% of total accounts receivable for 2021 and one customer exceeded 10% of total accounts receivable for 2020.

The Company’s operating results may fluctuate, which makes the results of operations difficult to predict and could cause the results to fall short of expectations.

The Company’s operating results may fluctuate because of several factors, many of which are outside of our control. As a result, comparing the Company’s operating results on a period-to-period basis may not be meaningful, and past results should not be relied upon as an indication of future performance. Quarterly, year to date, and annual costs and expenses as a percentage of revenues may differ significantly from historical or projected levels. Future operating results may fall below expectations. These types of events could cause the price of the Company’s stock to fall.

New or existing U.S. or foreign laws could subject the Company to claims or otherwise impact the Company’s business, financial condition, or results of operations.

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

ITEM 1B UNRESOLVED STAFF COMMENTS

None.

ITEM 2 PROPERTIES

The corporate office of the Company owns an 8,000 square feet two-story brick building on 2.1 acres of land located in Naugatuck, Connecticut

All the Company’s properties are owned or leased and are adequate to satisfy current requirements. All the Company’s properties have the necessary flexibility to cover any long-term expansion requirements.

Company facilities include the following:

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

Big 3 Precision in Kimball, Michigan leases 3,500 square feet of building space.  The current lease expires on April 30, 2022, with an option to renew for an additional twelve months.

Associated Tool, a wholly owned subsidiary in Wrexham, Wales leases 5,000 square feet of building space.  The building is industrial block and metal frame.  The current lease expires on August 10, 2022.

Hallink Moulds, a wholly owned subsidiary in Cambridge, Ontario, leases 15,000 square feet of building space.  The building is industrial block and metal frame.  The current lease expires on January 31, 2024, with the option to renew for an additional twenty-four months.

Eberhard Manufacturing in Strongsville, Ohio owns 9.6 acres of land and a building containing 157,580 square feet, located in an industrial park. The building is steel frame, is one-story and has curtain walls of brick, glass, and insulated steel panels. The building has two high bays, one of which houses two units of automated warehousing.

Eberhard Manufacturing leases 8,551 square feet of office space in Arlington Heights, IL.  The current lease expires on September 1, 2026.

Eastern Industrial Ltd., a wholly owned subsidiary in Shanghai, China, leases brick and concrete buildings containing approximately 47,500 square feet of space that are in both industrial and commercial areas. In 2016, Eastern Industrial, Ltd. Entered a six-year lease, which expires on March 31, 2022, and is renewable.

Illinois Lock Company/CCL Security Products owns 2.5 acres of land and a building containing 44,000 square feet in Wheeling, Illinois. The building is brick and is in an industrial park.  The building was sold on February 15, 2022.

The World Lock Co. Ltd. Subsidiary leases 5,285 square feet of space in a building located in Taipei, Taiwan. The building is made from brick and concrete and is protected by a fire alarm and sprinklers.  The current lease expires on October 31, 2023.

The Dongguan Reeworld Security Products Ltd. Subsidiary leases 103,800 square feet of space in concrete buildings that are in an industrial park in Dongguan, China.  The current lease expires on May 31, 2022 and is renewable for a three-year period.

Velvac, Inc., a wholly owned subsidiary in New Berlin, Wisconsin, leases a 98,000 square foot building.  The building includes 17,000 square feet of office space and 81,000 square feet of warehousing and distribution operations.  The current lease expires on May 31, 2024.

Velvac de Reynosa, S. De R.L De C.V., a maquiladora wholly owned in Reynosa, Tamaulipas, Mexico, leases 150,000 square feet of building space located in an industrial park identified as Lots 2, 3 and 4.  The building is one level and is made from brick and concrete.  The current lease expires on December 1, 2030.

Argo EMS, currently reported as discontinued operations, leases approximately 17,000 square feet of space in a building located in an industrial park in Clinton, Connecticut.  The building is a two-story steel frame structure and is situated on 2.9 acres of land.  The current lease expires on March 31, 2022, and a three-year extension has been exercised.

All owned properties are free and clear of any encumbrances.

ITEM 3 LEGAL PROCEEDINGS

The Company is party to various legal proceedings from time to time related to its normal business operations. Currently, the Company is not involved in any material pending legal proceedings, and no such material proceedings are known to the Company to be contemplated by governmental authorities.

In 2016, the Company created a plan to remediate a landfill of spent foundry sand maintained at the Company’s previously owned metal casting facility in New York. This plan was agreed to by the New York State Department of Environmental Conservation (the “NYSDEC”) on March 27, 2018. Based on estimates provided by the Company’s environmental engineers, the anticipated cost to remediate and monitor the landfill was $430,000. The Company accrued for and expensed the entire $430,000 in the first quarter of 2018 and fiscal 2017. In the fall of 2018, detailed construction drawings were prepared by an outside consultant in conjunction with informal progress reviews by the NYSDEC. Long-term groundwater monitoring commenced in April 2019.  Verbal approval for the closure plan was received from the NYSDEC in May 2019, and written approval was received in October 2020. Construction of the closure remedies, including improved drainage system, regrading, and installation of a low permeability cap was completed in October 2021. A closure report and long-term maintenance plan were submitted to the NYSDEC in November 2021. The 30-year annual groundwater monitoring and site maintenance program are underway and will continue through 2048.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the NASDAQ Global Market under the symbol “EML”. The approximate number of record holders of the Company common stock on January 1, 2022, was 308.

The Company expects to continue its policy of paying regular cash dividends, although there can be no assurance as to future dividends because they are dependent on future earnings, capital requirements and financial condition.

During fiscal years 2021 and 2020, there were no sales by the Company of its securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

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

Below is a summary of the Company’s share repurchases during the year ended January 1, 2022:

Issuer Repurchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
	(a)	(b)	(c)	(d)
January 3, 2021 to April 3, 2021	--	$--	--	--
April 4, 2021 to July 3, 2021	--	--	--	--
July 4, 2021 to October 2, 2021	--	--	--	--
October 3, 2021 to January 1, 2022	14,596	25.33	14,596	130,404

Total	14,596	$25.33	14,596	130,404

ITEM 6 RESERVED

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s fiscal year ends on the Saturday nearest to December 31.  Fiscal year 2021 was 52 weeks in length and fiscal year 2020 was 53 weeks in length. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to results for “2021” or “fiscal year 2021” mean the fiscal year ended January 1, 2022, and references to results for “2020” or “fiscal year 2020” mean the fiscal year ended January 2, 2021. References to the “fourth quarter of 2021” or the “fourth fiscal quarter of 2021” mean the thirteen-week period from October 3, 2021 to January 1, 2022, and references to the “fourth quarter of 2020” or the “fourth fiscal quarter of 2020” mean the thirteen-week period from October 4, 2020 to January 2, 2020.

The following analysis excludes discontinued operations.

Summary

Sales for 2021 were $246.5 million compared to $197.6 million for 2020.  Net income for 2021 was $16.2 million, or $2.58 per diluted share, compared to $11.0 million, or $1.76 per diluted share, for 2020.  Sales for the fourth quarter of 2021 were $59.6 million compared to $50.6 million for the same period in 2020.  Net income for the fourth quarter of 2021 was $3.9 million, or $0.62 per diluted share compared to $3.2 million, or $0.50 per diluted share, for the comparable 2020 period.

During 2021, the Company experienced rising material costs, supply chain disruption, labor shortages and abnormally high freight costs all having a negative impact on our gross margin.  Despite all these challenges, demand for our products are at an all-time high. The Company’s backlog was $82.8 million on January 1, 2022, compared to $64.7 million on January 2, 2021, primarily due to an increase of $10.1 million in backlog for locks and hardware at Eberhard due to new product launches and an increase of $8.5 million in backlog related to the launch of new mirror programs for Class 8 trucks being awarded to our Velvac subsidiary.

During 2021 the Company experienced price increases for many of the raw materials used in producing its products, including: scrap iron, stainless steel, hot and cold rolled steel, zinc, copper, aluminum, and nickel.  These increases could negatively impact the Company’s gross margin if raw material prices increase too rapidly for the Company to recover those cost increases through either price increases to our customers or cost reductions in other areas of the business.

Critical Accounting Estimates

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company reviews the collectability of its receivables on an ongoing basis, considering a combination of factors. The Company reviews potential problems, such as past due accounts, a bankruptcy filing or deterioration in the customer’s financial condition, to ensure that the Company has adequately accrued for potential loss. Accounts are considered past due based on when payment was originally due. If a customer’s situation changes, such as a bankruptcy or a change in its creditworthiness, or there is a change in the current economic climate, the Company may modify its estimate of the allowance for doubtful accounts.  The Company will write off accounts receivable after reasonable collection efforts have been made and the accounts are deemed uncollectible.

Inventory

Inventories are valued at the lower of cost or net realizable value. Cost is determined by the last-in, first-out (“LIFO”) method at Eberhard while Big 3 Precision and Velvac are valued on a first-in, first-out (“FIFO”) method. Accordingly, a LIFO valuation reserve is calculated using the dollar value link chain method.

We review the net realizable value of inventory in detail on an ongoing basis, considering deterioration, obsolescence, and other factors. Based on these assessments, we provide for an inventory reserve in the period in which an impairment is identified. The reserve fluctuates with market conditions, design cycles, and other economic factors.

Goodwill and Other Intangible Assets

Intangible assets with finite useful lives are generally amortized on a straight-line basis over the periods benefited. Goodwill and other intangible assets with indefinite useful lives are not amortized. The Company performed its annual qualitative assessment as of the end of fiscal 2021 on the carrying value of goodwill and determined that it is more likely than not that no impairment of goodwill existed at the end of 2021.  See Note 4 – Accounting Policies – Goodwill, in Item 8, Financial Statements and Supplementary Data for more detail.  The Company will perform annual qualitative assessments in subsequent years as of the end of each fiscal year.  Additionally, the Company will perform an interim analysis whenever conditions warrant.

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

The expected long-term rate of return on assets is also developed with input from the Company’s actuarial firms. We consider the Company’s historical experience with pension fund asset performance, the current and expected allocation of our plan assets and expected long-term rates of return. The long-term rate-of-return assumption used for determining net periodic pension expense was 7.5% for 2021 and 2020. The Company reviews the long-term rate of return each year.

Future actual pension income and expense will depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in the Company’s pension plans.

The Company expects to make cash contributions of approximately $300,000 and $50,000 to our pension plans and other postretirement plan, respectively, in 2022.

In connection with our pension and other postretirement benefits, the Company reported income of $2.1 million and an expense of $5.7 million (net of tax) on its Consolidated Statement of Comprehensive Income for fiscal years 2021 and 2020, respectively.  The main factor driving this expense was the change in the discount rate during the applicable period.

Assumptions used to determine net periodic pension benefit cost for the fiscal years indicated were as follows:

	2021	2020
Discount rate	2.40% - 2.48%	3.18% - 3.23%
Expected return on plan assets	7.5%	7.5%
Rate of compensation increase	0.0%	0.0%

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

The changes in assumptions had the following effect on the net periodic pension and other postretirement costs recorded in Other Comprehensive Income as follows:

	Year ended
	January 1,	January 2,
	2022	2021
Discount rate	$5,412,964	$(10,824,709)
Additional recognition due to significant event	(71,547)	--
Asset gain or (loss)	(781,059)	6,263,566
Amortization of:
Unrecognized gain or (loss)	1,717,776	1,274,625
Unrecognized prior service cost	99,380	91,127
Other	(3,105,208)	(4,276,259)
Comprehensive income, before tax	3,272,306	(7,741,650)
Income tax	(1,208,497)	(1,776,264)
Comprehensive income, net of tax	$2,063,809	$(5,695,386)

The Plan has been investing a portion of the assets in long-term bonds to better match the impact of changes in interest rates on its assets and liabilities and thus reduce some of the volatility in Other Comprehensive Income.  Please refer to Note 11 – Retirement Benefit Plans in Item 8, Financial Statements and Supplementary Data of this Form 10-K for additional disclosures concerning the Company’s pension and other postretirement benefit plans.

RESULTS OF OPERATIONS

Fourth Quarter 2021 Compared to Fourth Quarter 2020

The following table shows, for the fourth quarter of 2021 and 2020, selected line items from the consolidated statements of income as a percentage of net sales for the Company’s operations.  The Company’s continuing operations include (1) Big 3 Precision, including Big 3 Products and Big 3 Mold, Hallink Moulds, and Associated Toolmakers; (2) Eberhard Manufacturing, Eberhard Hardware, Eastern Industrial Ltd., Illinois Lock Company/CCL Security Products, World Lock Company Ltd., Dongguan Reeworld Security Products Ltd., and World Security Industries Ltd.; and (3) Velvac Holdings.

	Three Months Ended
	January 1, 2022	January 2, 2021

Net Sales	100.0%	100.0%
Cost of Products Sold	79.8%	77.3%
Gross Margin	20.2%	22.7%
Product Development Expense	1.7%	0.7%
Selling and Administrative Expense	12.5%	13.7%
Goodwill Impairment Loss	--	1.9%
Restructuring Costs	--	1.3%
Operating Profit	6.0%	5.1%

Net sales in the fourth quarter of 2021 increased 18% to $59.6 million from $50.6 million in the fourth quarter of 2020.  Sales increases were due to higher demand for trucks accessories, distribution products and automotive returnable packaging and improved pricing.  Sales volume of existing products increased 6%, prices and new products contributed 12% in sales growth in the fourth quarter of 2021 when compared to sales in the fourth quarter of 2020.  New products included various truck, mirrors, latches, and accessories.

Sales of new products contributed 8% to sales growth in the fourth quarter compared to 4% sales growth from new products in the fourth quarter of 2020.  New products in the fourth quarter included various new truck mirrors and truck latches.

Cost of products sold in the fourth quarter of 2021 increased $8.5 million or 22% from the corresponding period in 2020.  The increase in cost of products sold is primarily attributable to increased sales volume, increases in the cost of materials, and increases in freight costs due to expedite fees associated with supply chain constraints.  During the fourth quarter of 2021, material costs have begun to decrease from the third quarter of 2021 levels with costs for hot rolled steel decreasing 16% and costs for cold roll steel decreasing by 7%. Material costs increased over the third quarter of 2021 for aluminum, copper, nickel, and zinc which increased by 2%, 4%, 5% and 15%, respectively.

Gross margin as a percentage of net sales for the fourth quarter of 2021 was 20% compared to 23% in the prior year fourth quarter. The decrease reflects the combination of higher material and freight costs.

Product development expenses in the fourth quarter of 2021 of $1.0 million were up 192% when compared to the fourth quarter of 2020.  As a percentage of net sales, product development costs were 1.7% and 0.7% for the fourth quarter of 2021 and 2020 respectively as part of our investment in new products at Eberhard and Velvac.

Selling and administrative expenses in the fourth quarter of 2021 increased 8% compared to the fourth quarter of 2020.  The increase was primarily the result of increased payroll and payroll related expenses, increased travel, and other expenses as business returned to more normal operations in 2021.

Goodwill impairment expense of $1.0 million was incurred in the fourth quarter of 2020 as the Company announced the closure of Eberhard Hardware in Ontario, Canada.

Restructuring expenses of $0.7 million were incurred in the fourth quarter of 2020 due to severance expenses related to the closure of Eberhard Hardware in Ontario Canada.

Net income for the fourth quarter of 2021 increased 24% to $3.9 million, or $0.62 per diluted share, from $3.2 million, or $0.50 per diluted share, in 2020.  In the fourth quarter of 2020, net income was negatively impacted by non-cash goodwill impairment charges of $0.7 million, net of tax, and non-recurring restructuring, factory relocation, and transaction costs of $0.9 million net of tax.

Fiscal Year 2021 Compared to Fiscal Year 2020

The following table shows, for fiscal year 2021 and fiscal year 2020, selected line items from the consolidated statements of income as a percentage of net sales for the Company’s operations. The Company’s continuing operations include (1) Big 3 Precision, including Big 3 Products, Big 3 Mold, Hallink Moulds and Associated Toolmakers Ltd.; (2) Eberhard Manufacturing Company, Eberhard Hardware, Eastern Industrial Ltd., Illinois Lock Company/CCL Security Products, World Lock Company Ltd., Dongguan Reeworld Security Products Ltd. and World Security Industries Ltd.; and (3) Velvac Holdings.

	Fiscal Year Ended
	January 1, 2022	January 2, 2021

Net Sales	100.0%	100.0%
Cost of Products Sold	77.0%	75.7%
Gross Margin	23.0%	24.3%
Product Development Expense	1.6%	1.4%
Selling and Administrative Expense	14.3%	15.3%
Goodwill Impairment Loss	--	0.5%
Restructuring Costs	--	0.3%
Operating Profit	7.1%	6.8%

Summary

Net sales for 2021 increased 25% to $246.5 million from $197.6 million in 2020.  The sales increase was due to higher demand for trucks accessories, distribution products and automotive returnable packaging.  Sales volume of existing products increased by 15% in 2021 compared to 2020 while price increases and new products increased sales in 2021 by 10%.  Sales of new products contributed 8% to sales growth in 2021 compared to 4% sales growth from new products in 2020.  New products in 2021 included various new truck mirrors, truck compression latches, cable locks, and locking assemblies.

Cost of products sold increased by $40.2 million or 27% to $189.8 million in 2021 from $149.5 million in 2020.  The increase in cost of products sold is primarily attributable to increased sales volume, increases in the price of materials, and increases in freight costs due to expedite fees associated with supply chain constraints.  Material costs have increased substantially over prior year for hot rolled steel by 75%; cold rolled steel by 94%; aluminum by 66%; copper by 36%, nickel by 27% and zinc by 31%.  Many of our supply contracts contain price adjustment clauses when material cost increase by a certain percentage.  Tariffs incurred during 2021 were $2.9 million from China-sourced products as compared to $2.6 million in 2020. Most of the tariffs were recovered through price increases.

Gross margin as a percentage of sales was 23% in 2021 compared to 24% in 2020.  The decrease reflects the combination of higher material and freight costs.

Product development expenses as a percentage of sales increased to 1.6% 2021 from 1.4% in 2020.  The increase reflects the Company’s on-going efforts to continue developing new products to better serve our customers.

Selling and administrative expenses increased $5.0 million or 17% to $35.2 million in 2021 from $30.2 million in 2020.  The increase relates to increased payroll and payroll related costs, increased travel, and other expenses as our businesses returned to more normal operations in 2021.

Net income for 2021 increased by 47% to $16.2 million, or $2.58 per diluted share, from $11.0 million, or $1.76 per diluted share, in 2020.  In 2021, net income was positively impacted by a $1.4 million gain, net of tax, related to the sale of the Eberhard Hardware property in the first quarter, partially offset by one-time factory relocation and start-up costs of $0.5 million, net of tax.  Net income for 2020 was adversely impacted by non-cash goodwill impairment charges of $0.7 million, net of tax and non-recurring restructuring, factory relocation, and transaction costs of $1.3 million, net of tax.

Other Items

The following table shows the amount of change from the year ended January 2, 2021 as compared to the year ended January 1, 2022 in other items (dollars in thousands):

	Amount	%
Interest expense	$(311)	-15%

Other income	$1,601	91%

Income taxes	$706	32%

Interest expense decreased in 2021 from 2020 due to principal payments made on long-term debt.

Other income in 2021 increased $1.6 million over 2020. Other income in 2021 included a favorable $1.5 million pension cost adjustment and a $1.8 million gain on the sale of the Eberhard Hardware property.  In 2020, other income included a favorable $1.2 million pension cost adjustment and a $0.4 million gain on a sale/leaseback transaction.

The effective tax rate for 2021 was 8% compared to the 2020 effective tax rate of 10%.  The effective tax rate for 2021 was reduced due to the impact of foreign subsidiaries on the effective tax rate and the R&D credit.  Total income taxes paid were $2.3 million in 2021 and $3.8 million in 2020.

Liquidity and Sources of Capital

The primary source of the Company’s cash is earnings from operating activities adjusted for cash generated from or used for net working capital.  The most significant recurring non-cash items included in net income are depreciation and amortization expense.  Changes in working capital fluctuate with the changes in operating activities.  As sales increase, there generally is an increased need for working capital.  The Company closely monitors inventory levels and attempts to match production to expected market demand, keeping tight control over the collection of receivables, and optimizing payment terms on its trade and other payables.

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

The following table shows key financial ratios at the end of each fiscal year:

	2021	2020
Current ratio	2.5	2.8
Average days’ sales in accounts receivable	64	56
Inventory turnover	3.0	3.5
Ratio of working capital to sales	27.2%	36.0%
Total debt to shareholders’ equity	62.2%	85.1%

The following table shows important liquidity measures as of the fiscal year-end balance sheet date for each of the preceding two years (in millions):

	2021	2020
Cash and cash equivalents
- Held in the United States	$4.3	$10.0
- Held by foreign subsidiaries	2.3	6.1
	6.6	16.1
Working capital	74.1	71.1
Net cash (used in) provided by operating activities	(7.8)	14.6
Change in working capital impact on net cash used in operating activities	(22.9)	(5.6)
Net cash provided by (used in) in investing activities	13.6	(8.4)
Net cash used in by financing activities	(20.3)	(13.2)

All cash held by foreign subsidiaries is readily convertible into other currencies, including the U.S. dollar.

Net cash used in by operating activities was $7.8 million in 2021 compared to $14.6 million net cash provided by operating activities in 2020.  In 2021 the Company contributed $2.3 million to its defined benefit retirement plan.

In 2021, cash used to support additional working capital requirements was $22.9 million, which was primarily due to management’s focus on ensuring availability of inventory to meet customer demands during the current supply chain constraints.  In 2020, cash used to support additional working capital requirements was $5.6 million.

The Company provided $13.6 million and used $8.4 million for investing activities in 2021 and 2020, respectively.  In 2021 the company sold businesses associated with its discontinued operations for $17.3 million and one of its buildings for $1.7 million, the Company also issued a note receivable of $2.5 million as part of the sale of the discontinued operations.  In 2020 the Company invested $7.2 million to acquire Hallink Moulds and received $3.2 million for divestures of subsidiaries and equipment.  The Company issued notes receivable of $2.2 million as part of the sale of its subsidiaries.  These transactions are more fully discussed in Note 2 to the 2021 Consolidated Financial Statements located in Item 8 of this Form 10-K. The Company invested in capital expenditures of $3.7 million and $2.3 million in 2021 and 2020, respectively.  Capital expenditures in fiscal year 2022 are expected to be approximately $5.3 million.

In 2021, the Company made total debt payments of $17.3 million, of which $11.0 million was an accelerated principal payment, and used $2.8 million for payment of dividends.  The Company did not draw down on its $20.0 million revolving credit facility in 2021.  On January 11, 2022, the Company drew down $5.0 million on its revolving credit facility to support ongoing working capital requirements brought on by current supply chain constraints.  The Company has $15.0 million available on its revolving line of credit.  See Note 7 - Debt for further discussion on the Company’s debt facilities.

In 2020, the Company made total debt payments of $10.0 million, of which $5.0 million was an accelerated principal payment, and used $2.8 million for payment of dividends.  The Company did not draw down on its $20.0 million revolving credit facility in 2020.

The Company leases certain equipment and buildings under cancelable and non-cancelable operating leases that expire at various dates up to five years. Rent expense amounted to approximately $2.3 million in 2021 and $1.9 million in 2020.

On August 30, 2019, the Company entered into the Credit Agreement with Santander Bank, N.A., for itself, People’s United Bank, National Association and TD Bank, N.A. as lenders, that included a $100.0 million term portion and a $20.0 million revolving commitment portion. Proceeds of the term loan were used to repay the Company’s remaining outstanding term loan (and to terminate its existing credit facility) with People’s United Bank, N.A. (approximately $19.0 million) and to acquire Big 3 Precision. The term portion of the loan requires quarterly principal payments of $1.25 million for an 18-month period beginning December 31, 2019. The repayment amount then increases to $1.875 million per quarter beginning September 30, 2021 and continues through June 30, 2023. The repayment amount then increases to $2.5 million per quarter beginning September 30, 2023 and continues through June 30, 2024. The term loan is a five-year loan with the remaining balance due on August 30, 2024. The revolving commitment portion has an annual commitment fee of 0.25% based on the unused portion of the revolver. The revolving commitment portion has a maturity date of August 30, 2024.  During 2021 and 2020, the Company did not borrow any funds on the revolving commitment portion of the facility. The interest rates on the term and revolving credit portion of the Credit Agreement vary.  The interest rates may vary based on the LIBOR rate plus a margin spread of 1.25% to 2.25%.  The Company’s obligations under the Credit Agreement are secured by a lien on certain of the Company’s and its subsidiaries’ assets pursuant to a Pledge and Security Agreement, dated as of August 30, 2019 with Santander Bank, N.A., as administrative agent.

The Company’s loan covenants under the Credit Agreement require the Company to maintain a senior net leverage ratio not to exceed 4.25 to 1.  In addition, the Company will be required to maintain a fixed charge coverage ratio to be not less than 1.25 to 1.

On August 30, 2019, the Company entered into an interest rate swap contract with Santander Bank, N.A., with an original notional amount of $50.0 million, which was equal to 50% of the outstanding balance of the term loan on that date.  The Company has a fixed interest rate of 1.44% on the swap contract and will pay the difference between the fixed rate and LIBOR when LIBOR is below 1.44% and will receive interest when the LIBOR rate exceeds 1.44%.  On January 2, 2021, the interest rate for half ($27.8 million) of the term portion was 1.6%, using a one-month LIBOR rate, and 3.19% on the remaining balance ($43.8 million) of the term loan based on a one-month LIBOR rate.

The interest rates on the Credit Agreement, and interest rate swap contract are susceptible to changes to the method that LIBOR rates are determined and to the potential phasing out of LIBOR after 2021.  Information regarding the potential phasing out of LIBOR is provided below.

On July 27, 2017, the Financial Conduct Authority (the “FCA”) (the authority that regulates LIBOR) announced that it would phase out LIBOR by the end of 2021. In December 2020, the ICE Benchmark Administration (the “IBA”) announced a market consultation regarding the extension of US dollar LIBOR tenors through June 30, 2023, which the FCA supports. On March 5, 2021, the IBA released its feedback statement reporting the results of the market consultation.  Pursuant to its feedback statement, the IBA intends to cease publication of all settings of non-US dollar LIBOR and only the one-week and two-month U.S. dollar LIBOR settings on December 31, 2021, with the publication of the remaining U.S. dollar LIBOR settings being discontinued after June 30, 2023. The Alternative Reference Rates Committee (ARRC), a financial industry group convened by the Federal Reserve Board, has recommended the use of SOFR to replace LIBOR. The difference between LIBOR and SOFR is that LIBOR is a forward-looking rate which means the interest rate is set at the beginning of the period with payment due at the end. SOFR is a backward-looking overnight rate which has implications for how interest and other payments are based. Changes in the method of calculating the replacement of LIBOR with a fallback rate (effectively SOFR plus a spread adjustment) will become effective in June 2023 unless adopted earlier.  The effect of this change is still unknown and could adversely affect the Company’s results of operations, cash flow, and liquidity.

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

Adjusted Net Income from Continuing Operations is defined as net income from continuing operations excluding, when they occur, the impacts of impairment losses, losses on sale of subsidiaries, transaction expenses, gain on sale of property, factory start-up costs, factory relocation expenses and restructuring costs.  Adjusted Net Income from Continuing Operations is a tool that can assist management and investors in comparing our performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our underlying operations.

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

Management uses such measures to evaluate performance period over period, to analyze the underlying trends in our business including our business operations, to assess our performance relative to our competitors, and to establish operational goals and forecasts that are used in allocating resources. These financial measures should not be considered in isolation from, or as a replacement for, U.S. GAAP financial measures.

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

Reconciliation of Non-GAAP Measures
Adjusted Net Income and EPS from Continuing Operations Calculation
For the Three and Twelve Months ended January 1, 2022 and January 2, 2021
($000's)

	Three Months Ended				Twelve Months Ended
	January 1, 2022		January 2, 2021		January 1, 2022		January 2, 2021

Net income from continuing operations as reported per generally accepted accounting principles (GAAP)	$3,913		$3,156		$16,182		$11,035

Earnings per share from continuing operations as reported under generally accepted accounting principles (GAAP):
Basic	0.62		0.51		2.58		1.77
Diluted	0.62		0.50		2.58		1.76

Adjustments:
Goodwill impairment loss, net of tax			715	A			715	A
Gain on sale of Eberhard Hardware property, net of tax					(1,353)	B
Factory relocation, net of tax			300	C	105	F	475	C
Factory start-up costs, net of tax	161	G			348	G
Restructuring costs, net of tax			489	D			489	D
Transaction expenses			96	E			300	E
Total adjustments (Non-GAAP)	$161		$1,600		$(900)		$1,979

Adjusted net income from continuing operations	$4,074		$4,756		$15,282		$13,014

Adjusted earnings per share from continuing operations (Non-GAAP):
Basic	$0.65		$0.76		$2.44		$2.09
Diluted	$0.65		$0.76		$2.44		$2.08

A)	Goodwill impairment
B)	Gain on sale of Eberhard Hardware Ltd property
C)	Cost incurred on relocation of Velvac factory in Reynosa, MX
D)	Costs incurred on announced reorganization of Eberhard Hardware
E)	Cost incurred in the acquisition of Hallink RSB, Inc.
F)	Costs incurred on relocation of ILC facility in Wheeling, IL
G)	Costs incurred on start-up of Eberhard factory in Reynosa, MX

Reconciliation of Non-GAAP Measures
Adjusted EBITDA from Continuing Operations Calculation
For the Three and Twelve Months ended January 1, 2022 and January 2, 2021
($000's)

	Three Months Ended				Twelve Months Ended
	January 1, 2022		January 2, 2021		January 1, 2022		January 2, 2021

Net income from continuing operations as reported per generally accepted accounting principles (GAAP)	$3,913		$3,156		$16,182		$11,035

Interest expense	359		498		1,748		2,059
Provision for income taxes	(802)		(295)		2,771		2,182
Depreciation and amortization	2,052		1,849		7,241		6,816
Goodwill impairment loss			973	A			973	A
Gain on sale of Eberhard Hardware property					(1,841	)B
Factory relocation			428	C	139	F	679	C
Factory start-up costs	215	G			465	G
Restructuring costs			666	D			666	D
Transaction expenses			96	E			300	E
Adjusted EBITDA from continuing operations	$5,737		$7,371		$26,705		$24,710

A)	Goodwill impairment
B)	Gain on sale of Eberhard Hardware property
C)	Cost incurred on relocation of Velvac factory in Reynosa, MX
D)	Costs incurred on announced reorganization of Eberhard Hardware
E)	Cost incurred in the acquisition of Hallink RSB, Inc.
F)	Costs incurred on relocation of ILC facility in Wheeling, IL
G)	Costs incurred on start-up of Eberhard factory in Reynosa, MX

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of the Company’s status as a smaller reporting company pursuant to Rule 12b-2 of the Exchange Act, the Company is not required to provide information under this Item 7A.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Eastern Company

Consolidated Balance Sheets

	January 1,	January 2,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$6,168,304	$15,320,776
Accounts receivable, less allowances: 2021 - $515,000;2020 - $487,000	43,151,500	31,804,207
Inventories:
Raw materials and component parts	25,113,487	14,713,452
Work in process	9,636,009	4,465,411
Finished goods	28,112,846	23,942,873
	62,862,342	43,121,736

Current portion of note receivable	1,027,125	398,414
Prepaid expenses and other assets	6,943,691	3,152,721
Current assets held for sale	3,521,899	17,937,918
Total Current Assets	123,674,861	111,735,772

Property, Plant and Equipment
Land	1,292,890	1,298,850
Buildings	16,318,957	17,139,857
Machinery and equipment	39,323,233	38,550,887
Accumulated depreciation	(28,631,329)	(27,965,412)
Property, Plant and Equipment, net	28,303,751	29,024,182

Other Assets
Goodwill	72,211,873	72,219,404
Trademarks	5,409,720	5,404,284
Patents, technology and other intangibles net of accumulated amortization	22,863,497	27,089,071
Long term note receivable, less current portion	2,726,698	1,677,277
Right of Use Assets	11,138,535	12,594,663
Long-term assets held for sale	-	15,783,701
Total Other Assets	114,350,323	134,768,400

TOTAL ASSETS	$266,328,935	$275,528,354

See accompanying notes.

	January 1,	January 2,
	2022	2021
LIABILITIES AND SHAREHOLDERS’ EQUITY Current Liabilities
Accounts payable	$29,633,974	$21,311,618
Accrued compensation	4,375,867	3,474,686
Other accrued expenses	4,808,000	3,362,032
Current portion of lease liability	2,664,895	2,827,392
Current portion of long-term debt	7,500,000	6,437,689
Current liabilities held for sale	580,990	3,252,545
Total Current Liabilities	49,563,726	40,665,962

Deferred income taxes	1,151,759	2,899,074
Other long-term liabilities	668,354	1,144,127
Lease liability	8,639,339	9,806,173
Long-term debt, less current portion	63,813,522	82,255,803
Accrued postretirement benefits	1,284,589	1,185,139
Accrued pension cost	26,605,382	33,188,623
Long-term liabilities held for sale	-	76,995
Total Liabilities	151,726,671	171,221,896

Shareholders’ Equity
Voting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Nonvoting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Common Stock, no par value, Authorized: 50,000,000 shares
Issued: 9,029,852 shares in 2021 and 8,996,625 shares in 2020
Outstanding: 6,265,527 shares in 2021 and 6,246,896 shares in 2020	32,620,008	31,501,041
Treasury Stock: 2,765,325 shares in 2021 and 2,749,729 shares in 2020	(20,907,613)	(20,537,963)
Retained earnings	129,422,625	122,840,131
Accumulated other comprehensive loss:
Foreign currency translation	818,446	953,864
Unrealized (loss) gain on interest rate swap, net of tax	(355,988)	(1,391,592)
Unrecognized net pension and postretirement benefit costs, net of tax	(26,995,214)	(29,059,023)
Accumulated other comprehensive loss	(26,532,756)	(29,496,751)
Total Shareholders’ Equity	114,602,264	104,306,458
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$266,328,935	$275,528,354

See accompanying notes.

Consolidated Statements of Income

	Year Ended
	January 1,	January 2,
	2022	2021
Net sales	$246,522,823	$197,614,590
Cost of products sold	(189,756,610)	(149,527,553)
Gross margin	56,766,213	48,087,037

Product development expense	(4,101,399)	(2,749,333)
Selling and administrative expenses	(35,218,028)	(30,193,768)
Goodwill impairment loss	-	(972,823)
Restructuring costs	-	(665,861)
Operating profit	17,446,786	13,505,252

Interest expense	(1,747,723)	(2,058,600)
Other income	3,371,497	1,770,158
Income from continuing operations before income taxes	19,070,560	13,216,810

Income taxes	(2,888,217)	(2,181,891)
Net income from continuing operations	$16,182,343	$11,034,919

Discontinued Operations (see note 3)
Gain (loss) from operations of discontinued units	$2,870,588	$(7,191,198)
Loss on sale of businesses	(11,807,512)	-
Income tax benefit	2,103,752	1,561,801
Net loss on discontinued operations	$(6,833,172)	$(5,629,397)

Net Income	$9,349,171	$5,405,522

Earnings per Share from continuing operations:
Basic	$2.58	$1.77

Diluted	$2.58	$1.76

Loss per Share from discontinued operations:
Basic	$(1.09)	$(0.90)

Diluted	$(1.09)	$(0.90)

Total Earnings per Share:
Basic	$1.49	$0.87

Diluted	$1.49	$0.86

Cash dividends per share:	$0.44	$0.44

See accompanying notes.

Consolidated Statements of Comprehensive Income

	Year Ended
	January 1,	January 2,
	2022	2021
Net income	$9,349,171	$5,405,522
Other comprehensive income:
Change in foreign currency translation	(135,418)	2,991,816
Change in fair value of interest rate swap,
net of tax (cost) benefit of: $327,118 in 2021 and $490,234 in 2020	1,035,604	(1,558,610)
Change in pension and other postretirement benefit costs,
net of taxes of: $1,208,497 in 2021 and $1,776,264 in 2020	2,063,809	(5,695,386)
Total other comprehensive income (loss)	2,963,995	(4,262,180)
Comprehensive income	$12,313,166	$1,143,342

See accompanying notes.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

						Accumulated
						Other
	Common	Common	Treasury	Treasury	Retained	Comprehensive	Shareholders'
	Shares	Stock	Shares	Stock	Earnings	Income (Loss)	Equity

Balances at December 28, 2019	8,975,434	$30,651,815	(2,734,729)	$(20,169,098)	$120,189,111	$(25,234,571)	$105,437,257
Net income					5,405,522		5,405,522
Cash dividends declared,
$0.44 per share					(2,754,502)		(2,754,502)
Currency translation adjustment						2,991,816	2,991,816
Change in fair value of interest
rate swap						(1,558,610)	(1,558,610)
Change in pension and other
postretirement benefit costs,
net of tax						(5,695,386)	(5,695,386)
Treasury Stock Purchase			(15,000)	(368,865)			(368,865)
Issuance of SARS		376,083					376,083
Issuance of Common Stock
for directors' fees	21,191	473,143					473,143
Balances at January 2, 2021	8,996,625	$31,501,041	(2,749,729)	$(20,537,963)	$122,840,131	$(29,496,751)	$104,306,458

Net income					9,349,171		9,349,171
Cash dividends declared,
$0.44 per share					(2,766,677)		(2,766,677)
Currency translation adjustment						(135,418)	(135,418)
Change in fair value of interest
rate swap						1,035,604	1,035,604
Change in pension and other
postretirement benefit costs,
net of tax						2,063,809	2,063,809
Stock Options Exercised	14,681	196,950					196,950
Treasury Stock Purchase			(14,596)	(369,650)			(369,650)
Issuance of SARS		418,000					418,000
Issuance of Common Stock
for directors' fees	18,546	504,017					504,017
Balances at January 1, 2022	9,029,852	$32,620,008	(2,764,325)	$(20,907,613)	$129,422,625	$(26,532,756)	$114,602,264

See accompanying notes.

Consolidated Statements of Cash Flows

	Year Ended
	January 1, 2022	January 2, 2021
Operating Activities
Net income	$9,349,171	$5,405,522
Less: Loss from discontinued operations	(6,833,172)	(5,629,397)
Income from continuing operations	$16,182,343	$11,034,919
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
Depreciation and amortization	7,241,073	6,815,783
Loss on disposition of subsidiaries	-	(192,466)
Unrecognized pension and postretirement benefits	(4,032,917)	(1,010,684)
Goodwill impairment	-	4,975,372
Gain on sale of equipment and other assets	(2,470,339)	(333,590)
Provision for doubtful accounts	73,097	156,286
Stock compensation expense	1,118,967	849,226
Deferred taxes	(3,010,111)	(2,118,551)
Changes in operating assets and liabilities:
Accounts receivable	(11,282,090)	311,887
Inventories	(19,608,565)	(836,465)
Prepaid expenses and other	(3,527,171)	(473,615)
Other assets	(519,478)	(4,581,818)
Accounts payable	8,834,545	(295,834)
Accrued compensation	947,171	(81,413)
Other accrued expenses	2,296,052	342,794
Net cash (used in) provided by operating activities	(7,757,423)	14,561,831

Investing Activities
Marketable securities	28,951	5,354
Business acquisition, net of cash acquired	-	(7,172,868)
Business disposition	2,325	2,785,657
Issuance of notes receivable	(2,500,000)	(2,172,068)
Payments received from notes receivable	821,868	96,377
Proceeds from sale of businesses	17,030,726	-
Proceeds from sale of building and equipment	1,980,729	445,212
Purchases of property, plant and equipment	(3,719,815)	(2,335,308)
Net cash provided by (used in) investing activities	13,644,784	(8,347,644)

Financing Activities
Principal payments on long-term debt	(17,274,410)	(10,049,577)
Financing leases, net	126,797	(10,500)
Purchase common stock for treasury	(369,651)	(368,864)
Dividends paid	(2,755,686)	(2,754,650)
Net cash used in financing activities	(20,272,950)	(13,183,591)

Discontinued Operations
Cash provided by operating activities	5,733,884	6,126,931
Cash used in investing activities	(1,022,256)	(1,407,932)
Cash provided by discontinued operations	4,711,628	4,718,999

Effect of exchange rate changes on cash	174,756	355,535
Net change in cash and cash equivalents	(9,499,205)	(1,894,870)

Cash and cash equivalents at beginning of period	16,101,635	17,996,505
Cash and cash equivalents at end of period [1]	$6,602,430	$16,101,635

Supplemental disclosure of cash flow information:
Interest	$2,271,818	$2,754,980
Income taxes	2,318,018	3,755,475

Non-cash investing and financing activities
Right of use asset	(1,456,128)	425,552
Lease liability	1,329,331	(464,454)

1 includes cash from assets held for sale of $0.4 million as of January 1, 2022 and $0.8 million as of January 2, 2021

See accompanying notes

The Eastern Company

Notes to Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS

The Eastern Company, and its subsidiaries (the “Company,” “Eastern,” “we,” “us” or “our”) manages industrial businesses that design, manufacture and sell engineered solutions to industrial markets. Eastern’s businesses operate in industries with long-term macroeconomic growth opportunities.  We look to acquire businesses that produce stable and growing earnings and cash flows. Eastern may pursue acquisitions in industries other than those in which its businesses currently operate if an acquisition presents an attractive opportunity.

Eastern manages the financial, operational, and strategic performance of its businesses to increase cash generation, operating earnings, and long-term shareholder value.

Eastern encompasses four operating entities within the United States, one wholly owned Canadian subsidiary located in Cambridge, Ontario, Canada, a wholly owned Taiwanese subsidiary located in Taipei, Taiwan, a wholly owned subsidiary in Hong Kong, two wholly owned Chinese subsidiaries (one located in Shanghai, China, and one located in Dongguan, China), a wholly owned subsidiary in Reynosa, Mexico and a wholly owned subsidiary in Wrexham, United Kingdom.

Company Operations

The Company’s operations consist of Big 3 Precision, including Big 3 Precision Products, Inc. (“Big 3 Products”) and Big 3 Mold Services, Inc. (“Big 3 Mold”), Hallink Moulds, Inc. (“Hallink Moulds”), and Associated Toolmakers Ltd. (“Associated Toolmakers”); Eberhard Manufacturing Company (“Eberhard Manufacturing”), Eberhard Hardware Manufacturing Ltd. (“Eberhard Hardware”), Eastern Industrial Ltd, World Lock Company Ltd., Dongguan Reeworld Security Products Ltd., and World Security Industries (together “Eberhard”); and Velvac Holdings Inc. (“Velvac”). These businesses design, manufacture, and market a diverse product line of custom and standard vehicular and industrial hardware, including turnkey returnable packaging solutions, access and security hardware, mirrors, and mirror-cameras.

Big 3 Products and Big 3 Mold’s turnkey returnable packaging solutions are used in the assembly processes of vehicles, aircraft, and durable goods and in the production processes of plastic packaging products, packaged consumer goods and pharmaceuticals.  Big 3 Products works with original equipment manufacturers (“OEMs”) to design and produce custom returnable transport packaging to integrate with OEM assembly processes. Big 3 Mold designs and manufactures blow mold tools. Hallink Moulds is a producer of injection blow mold tooling and is a supplier of blow molds and change parts to the food, beverage, healthcare, and chemical industry. Hallink specializes in the design, development and manufacture of 2-step stretch blow molds, and related components for the stretch blow molding industry offering integrated turnkey solutions to its customers worldwide.

In 2020, we combined all businesses associated with Eberhard Manufacturing and Illinois Lock Company to create Eberhard, which specializes in the engineering and manufacturing of access and security hardware. Eberhard offers a standard product line of rotary latches, compression latches, draw latches, hinges, camlocks, key switches, padlocks, and handles among other products, as well as comprehensive development and program management services for custom electromechanical and mechanical systems designed for specific OEMs and customer applications. Eberhard’s products are found in an expansive range of applications and products globally.

Velvac is a designer and manufacturer of proprietary vision technology for OEMs and aftermarket applications, and a provider of aftermarket components to the heavy-duty truck market in North America. Velvac serves diverse, niche segments within the heavy- and medium-duty truck, motorhome, and bus markets.

Sales are made to customers primarily in North America.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

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

In connection with the above acquisition, the Company recorded the following intangible assets:

Asset Class/Description	Amount	Weighted-Average Useful Lives in Years

Customer relationships	$2,345,000	6
Intellectual property	591,000	6
Non-compete agreements	1,001,000	5
	$3,937,000

There is no anticipated residual value relating to these intangible assets.

3. DISCONTINUED OPERATIONS

We determined that the companies previously included in our former Diversified Products segment no longer fit with our long-term strategy and have initiated the process of selling the companies within the former Diversified Products segment.  Selling these companies will allow management to focus on our core capabilities and offerings.

The former Diversified Products segment met the criteria to be held for sale and furthermore, we determined that the assets held for sale qualified for discontinued operations.  As such, the financial results of the former Diversified Products segment are reflected in our condensed consolidated statements of operations as discontinued operations for all periods presented.  Additionally, current and non-current assets and liabilities of discontinued operations are reflected in the condensed consolidated balance sheets for both periods presented.

On November 3, 2021, the Company sold its Greenwald Industries, Inc. division (“Greenwald”) for a sales price of $8.0 million, subject to a final working capital adjustment.  Greenwald, located in Chester, CT, is an OEM manufacturer offering a range of payment solutions from coin-vending products to smart card systems and payment applications.

On November 22, 2021, the Company sold its Frazer & Jones Company division (“Frazer & Jones”). Frazer & Jones is a ductile and malleable iron foundry located in Syracuse, NY.  Eastern has exited the mining business to focus on our three core businesses.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

Summarized Financial Information of Discontinued Operations

The following table represents income from discontinued operations, net of tax:

	Year Ended
	January 1, 2022	January 2, 2021

Net sales	$44,289,411	$42,788,524
Cost of products sold	(24,873,717)	(40,701,607)
Gross margin	19,415,694	2,086,917

Selling and administrative expenses	(15,962,532)	(8,591,915)
Restructuring costs	(11,807,512)	-
Operating loss	(8,354,350)	(6,504,998)

Interest expense	(582,574)	(686,200)
Loss from discontinued operations before income taxes	(8,936,924)	(7,191,198)

Income tax benefit	2,103,752	1,561,801
Loss from discontinued operations	$(6,833,172)	$(5,629,397)

Eastern Company

Notes to Consolidated Financial Statements (continued)

The following table represents the assets and liabilities from discontinued operations:

	January 1, 2022	January 2, 2021

Cash	$434,126	$809,809
Accounts receivable	1,153,274	5,944,923
Inventory	1,258,032	9,990,656
Prepaid expenses	59,850	1,192,530
Property, plant and equipment, net	591,920	10,927,791
Patents and other intangibles net of accumulated amortization	-	6,935
Goodwill	-	4,675,611
Right of use assets	24,697	173,364
Total assets of discontinued operations	$3,521,899	$33,721,619

Current assets of discontinued operations¹	$3,521,899	$17,937,918
Non-current assets of discontinued operations	-	15,783,701
Total assets of discontinued operations	$3,521,899	$33,721,619

Accounts payable	$167,794	$2,196,101
Accrued compensation and other accrued expenses	388,499	937,911
Note payable, current	-	22,164
Current portion of lease liability	24,697	96,369
Other long-term liabilities	-	76,995
Total liabilities of discontinued operations	$580,990	$3,329,540

Current liabilities of discontinued operations¹	$580,990	$3,252,545
Non-current liabilities of discontinued operations	-	76,995
Total liabilities of discontinued operations	$580,990	$3,329,540

¹ The total assets and liabilities of discontinued operations are presented as current in the January 1, 2022 balance sheet as we expect to sell the discontinued operations and collect proceeds within one year.

4. ACCOUNTING POLICIES

Fiscal Year

The Company’s year ends on the Saturday nearest to December 31.  Based on this policy, fiscal year 2021 was comprised of 52 weeks and fiscal 2020 included 53 weeks.  References in these Notes to the consolidated financial statements to “2021” or “fiscal year 2021” mean the fiscal year ended January 1, 2022, and references to “2020” or “fiscal year 2020” mean the fiscal year ended January 2, 2021. References to the “fourth quarter of 2021” or the “fourth fiscal quarter of 2021” mean the thirteen-week period from October 3, 2021 to January 1, 2022, and references to the “fourth quarter of 2020” or the “fourth fiscal quarter of 2020” mean the thirteen-week period from October 4, 2020 to January 2, 2021.

Eastern Company

Notes to Consolidated Financial Statements (continued)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions are eliminated.

Reclassification

Product development expense is not a cost of product sold.  Rather, these expenses are related to product development.  The reclassification of these expenses does not affect the net income reported.

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

Accounts Receivable

Accounts receivable are stated at their net realizable value.  The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The Company reviews the collectability of its receivables on an ongoing basis considering a combination of factors.  The Company reviews potential problems, such as past due accounts, a bankruptcy filing or deterioration in the customer’s financial condition, to ensure the Company is adequately accrued for potential loss.  Accounts are considered past due based on when payment was originally due.  If a customer’s situation changes, such as a bankruptcy or change in creditworthiness, or there is a change in the current economic climate, the Company may modify its estimate of the allowance for doubtful accounts.  The Company will write off accounts receivable after reasonable collection efforts have been made and the accounts are deemed uncollectible. As of January 1, 2022 and January 2, 2021, the Company’s allowance for doubtful accounts total was $515,000 and $487,000, respectively.  As of January 1, 2022, and January 2, 2021, the Company’s bad debt expense was $48,000 and $253,000 respectively.

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined by the last-in, first-out (LIFO) method in the U.S. ($23.4 million for U.S. inventories at January 1, 2022, excluding Big 3 Precision and Velvac) and by the first-in, first-out (FIFO) method for inventories outside the U.S. ($4.5 million for inventories outside the U.S. at January 1, 2022) and for Big 3 Precision and Velvac. Cost exceeds the LIFO carrying value by approximately $3.6 million at January 1, 2022 and $2.9 million at January 2, 2021. There was no material LIFO quantity liquidation in 2021 or 2020. In addition, as of the balance sheet dates, the Company has recorded reserves for excess/obsolete inventory.

Eastern Company

Notes to Consolidated Financial Statements (continued)

Property, Plant and Equipment and Related Depreciation

Property, plant, and equipment (including equipment under capital lease) are stated at cost.  Depreciation expense ($3,255,894 in 2021, $3,208,206 in 2020) is computed using the straight-line method based on the following estimated useful lives of the assets: Buildings - 10 to 39.5 years; Machinery and equipment - 3 to 10 years.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets and certain intangible assets for impairment whenever events or changes in circumstances indicate the that carrying amount may not be recoverable.  In such an event, the carrying value of long-lived assets is reviewed by management to determine if the value may be impaired.  If this review indicates that the carrying amount will not be recoverable, as determined based on the estimated expected future cash flows attributable to the asset over the remaining amortization period, management will reduce the carrying amount to recognize the impairment and recognize an impairment loss. The measurement of the impairment loss to be recognized is to be based on the difference between the fair value and the carrying amount of the asset.  Fair value is defined as the amount of which the asset could be bought or sold in a current transaction between willing parties.  Where quoted market prices in active markets are not available, management would estimate fair value based on the best information available in the circumstances such as the price of similar assets, a discounted cash flow analysis or other techniques.  No impairment losses were recognized for the years ended January 1, 2022 and January 2, 2021.

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

The Company performed qualitative assessments of goodwill as of the end of fiscal 2021 and determined that no impairment existed at the end of 2021.

In the fourth quarter of 2020 the Company announced that the Eberhard Hardware, subsidiary in Ontario, Canada would be closed, and all tangible assets would be moved to Eberhard Manufacturing division in Cleveland, Ohio.  As a result, approximately $1.0 million of goodwill associated with Eberhard Hardware was impaired and an impairment charge was recognized in the fourth quarter of 2020.

The Company will continue to perform annual qualitative assessments as of the end of each fiscal year. Additionally, the Company will perform an interim analysis whenever conditions warrant.

Eastern Company

Notes to Consolidated Financial Statements (continued)

Intangible Assets

Patents are recorded at cost and are amortized using the straight-line method over the lives of the patents.  Technology and licenses are recorded at cost and are amortized on a straight-line basis over periods ranging from 5 to 17 years. Non-compete agreements and customer relationships are amortized using the straight-line method over their useful lives. Trademarks are deemed to have indefinite lives. Amortization expense recognized in 2021 and 2020 was $3,985,179 and $3,607,577, respectively.  If facts and circumstances indicate that the carrying value of the intangible assets, including definite life intangible assets, may be impaired, an evaluation is performed to determine if a write-down is required. No impairment losses were recognized for the periods ended January 1, 2022 and January 2, 2021.

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

The carrying amounts of other financial instruments (cash and cash equivalents, accounts receivable, accounts payable and debt) as of January 1, 2022 and January 2, 2021, approximate fair value because of their short-term nature and market based interest rates.

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

The Company has operating leases for buildings, warehouse, and office equipment.  The Company determines whether an arrangement is, or contains, a lease at contract inception. An arrangement contains a lease if the Company has the right to direct the use of and obtain substantially all of the economic benefits of an identified asset. ROU assets and lease liabilities are recognized at lease commencement based on the present value of lease payments over the lease term.  Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.  Most leases include one or more options to renew.  The exercise of lease renewal options is at our sole discretion.  The Company’s option to extend certain leases ranges from 1–107 months.  All options to extend, when it is reasonably certain the option will be exercised, have been included in the calculation of the ROU asset and lease liability.

Eastern Company

Notes to Consolidated Financial Statements (continued)

Currently, the Company has 28 operating leases and three finance leases with a lease liability of $11.3 million as of January 1, 2022. The finance lease arrangements are immaterial. The basis, terms and conditions of the leases are determined by the individual agreements. The leases do not contain residual value guarantees, restrictions, or covenants that could cause the Company to incur additional financial obligations.  We rent or sublease a part of one real estate property to a third party. There are no related party transactions. There are no leases that have not yet commenced that could create significant rights and obligations for the Company.

Total lease expense for each of the next five fiscal years is estimated to be as follows: 2022 - $2,664,761; 2023 - $2,186,238; 2024 - $1,700,834; 2025 - $1,081,468; 2026 - $805,722 and $2,865,077 thereafter. The weighted average remaining lease term is 6.4 years. The weighted average discount rate used was 5.0%.

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

Big 3 Mold may employ the efforts expended method for the percentage of completion for revenue recognition for certain transactions. The efforts expended method calculates the proportion of effort expended to date in comparison to the total effort expected to be expended for the contract.  The amount of revenue recognized employing the percentage of completion method was $795,000 for the year ended January 1, 2022 and $505,000 for the year ended January 2, 2021.

Based on historical experience, the Company does not accrue a reserve for product returns.  For the years ended January 1, 2022 and January 2, 2021, the Company recorded sales returns of $395,000 and $374,000, respectively, as a reduction of revenue.

Sales and similar taxes that are imposed on the Company’s sales and collected from the customer are excluded from revenues.

Costs for shipping and handling activities, including those activities that occur subsequent to transfer of control to the customer, are recorded as cost of sales and are expensed as incurred.

For the years ended January 1, 2022 and January 2, 2021, the Company recorded no revenues related to performance obligations satisfied in prior periods.  The Company has elected to use the practical expedient to exclude disclosure of transaction prices allocated to remaining performance obligations, and when the Company expects to recognize such revenue, for all periods prior to the date of initial application of the standard.

See Note 13 regarding the Company’s revenue disaggregated by geography.

Cost of Goods Sold

Cost of goods sold reflects the cost of purchasing, manufacturing, and preparing a product for sale.  These costs generally represent the expenses to acquire or manufacture products for sale (including an allocation of depreciation and amortization) and are primarily comprised of direct materials, direct labor, and overhead, which includes indirect labor, facility and equipment costs, inbound freight, receiving, inspection, purchasing, warehousing and any other costs related to the purchasing, manufacturing or preparation of a product for sale.

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold.

Eastern Company

Notes to Consolidated Financial Statements (continued)

Product Development Costs

Product development costs, charged to expense as incurred, were $4,101,399 in 2021 and $2,749,333 in 2020.

Selling and Administrative Expenses

Selling and administrative expenses include all operating costs of the Company that are not directly related to the cost of purchasing, manufacturing and preparing a product for sale.  These expenses represent selling and administrative expenses for support functions and related overhead.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were $200,482 in 2021 and $278,392 in 2020.

Stock Based Compensation

The Company accounts for its stock-based awards in accordance with Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”), which requires a fair value measurement and recognition of compensation expense for all share-based payment awards made to its employees and Directors, including employee stock awards and restricted stock awards. The Company estimates the fair value of granted stock awards using the Black-Scholes valuation model at the date of grant. This model requires the Company to make estimates and assumptions including, without limitation, estimates regarding the length of time an employee will retain vested stock awards before exercising them, the estimated volatility of the Company’s common stock price and the number of awards that will be forfeited prior to vesting. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Changes in these estimates and assumptions can materially affect the determination of the fair value of stock-based compensation and consequently, the related amount recognized in the Company’s consolidated statements of operations.

Under the terms of the Director’s Fee Program, the directors receive their director’s fees in common shares of the Company.

Income Taxes

The Company and its U.S. subsidiaries file a consolidated federal income tax return.

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company accounts for uncertain tax positions pursuant to the provisions of FASB Accounting Standards Codification (“ASC”) 740 which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. These provisions detail how companies should recognize, measure, present and disclose uncertain tax positions that have or are expected to be taken.  As such, the financial statements will reflect expected future tax consequences of uncertain tax positions presuming the taxing authorities’ full knowledge of the position and all relevant facts. See Note 9, Income Taxes.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

5. GOODWILL

The following is a roll-forward of goodwill for 2021 and 2020:

2021

Beginning Balance	$72,219,404
Foreign Exchange	(7,531)
Ending Balance	$72,211,873

2020

Beginning Balance	$70,839,853
Investment in Hallink	2,302,000
Impairment Charge	(972,824)
Foreign Exchange	50,375
Ending Balance	$72,219,404

The Eastern Company

Notes to Consolidated Financial Statements (continued)

6. INTANGIBLES

Trademarks are not amortized as their lives are deemed to be indefinite. Total amortization expense for each of the next five years is estimated to be as follows: 2022 - $4.7 million; 2023 - $4.7 million; 2024 - $3.9 million; 2025 - $3.9 million and 2026 - $3.9 million.

		Weighted-Average
		Amortization
	2021	Period (Years)
Gross Amount
Patents and developed
technology	$6,749,169	6.5
Customer relationships	26,040,691	5.9
Non-compete agreements	1,111,756	3.3
Total Gross Intangibles	$33,901,616	5.9

Accumulated Amortization
Patents and developed
technology	$2,959,782
Customer relationships	7,759,667
Non-compete agreements	318,670
Accumulated Amortization	$11,038,119

Net 2021 per Balance Sheet	$22,863,497

	2020
Gross Amount
Patents and developed
technology	$7,063,510	9.3
Customer relationships	26,030,122	8.6
Non-compete agreements	1,107,243	4.3
Total Gross Intangibles	$34,200,875	8.6

Accumulated Amortization
Patents and developed
technology	$2,262,507
Customer relationships	4,742,839
Non-compete agreements	106,458
Accumulated Amortization	$7,111,804

Net 2020 per Balance Sheet	$27,089,071

The Eastern Company

Notes to Consolidated Financial Statements (continued)

7. DEBT

On August 30, 2019, the Company entered into the Credit Agreement with Santander Bank, N.A., for itself, People’s United Bank, National Association. and TD Bank, N.A. as lenders, that included a $100 million term portion and a $20 million revolving commitment portion. Proceeds of the term loan were used to repay the Company’s remaining outstanding term loan (and to terminate its existing credit facility) with People’s United Bank, N.A. (approximately $19 million) and to acquire Big 3 Precision. The term portion of the loan requires quarterly principal payments of $1,250,000 for an 18-month period beginning December 31, 2019. The repayment amount then increases to $1,875,000 per quarter beginning September 30, 2021 and continues through June 30, 2023. The repayment amount then increases to $2,500,000 per quarter beginning September 30, 2023 and continues through June 30, 2024. The term loan is a 5-year loan with the remaining balance due on August 30, 2024. The revolving commitment portion has an annual commitment fee of 0.25% based on the unused portion of the revolver. The revolving commitment portion has a maturity date of August 30, 2024.  During 2020 and 2021, the Company did not borrow any funds on the revolving commitment portion of the facility. The interest rates on the term and revolving credit portion of the Credit Agreement vary.  The interest rates may vary based on the LIBOR rate plus a margin spread of 1.25% to 2.25%.  The Company’s obligations under the Credit Agreement are secured by a lien on certain of the Company’s and its U.S. subsidiaries’ assets pursuant to a Pledge and Security Agreement, dated August 30, 2019 with Santander Bank, N.A., as administrative agent.

The Company’s loan covenants under the Credit Agreement require the Company to maintain a senior net leverage ratio not to exceed 4.25 to 1. In addition, the Company will be required to maintain a fixed charge coverage ratio to be not less than 1.25 to 1.

On August 30, 2019, the Company entered into an interest rate swap contract with Santander Bank, N.A., with an original notional amount of $50,000,000, which was equal to 50% of the outstanding balance of the term loan on that date.  The Company has a fixed interest rate of 1.44% on the swap contract and will pay the difference between the fixed rate and LIBOR when LIBOR is below 1.44% and will receive interest when the LIBOR rate exceeds 1.44%.  On January 1, 2022, the interest rate for half ($27.8 million) of the term portion was 1.6%, using a one-month LIBOR rate, and 2.94% one the remaining balance ($43.8 million) of the term loan based on a one-month LIBOR rate.

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

The Eastern Company

Notes to Consolidated Financial Statements (continued)

7. DEBT (continued)

Debt consists of:

	2021	2020
Term loans	$71,313,522	$88,693,492
Revolving credit loan	—	—
	71,313,522	88,693,492
Less current portion	7,500,000	6,437,689
	$63,813,522	$82,255,803

Amounts are net of unamortized discounts and debt issuance costs of $186,478 as of January 1, 2022 and $273,312 as of January 2, 2021.

The Company paid interest of $2,271,818 in 2021, $2,754,980 in 2020.

The Company’s loan covenants under the Credit Agreement require the Company to maintain a consolidated fixed charge coverage ratio of at least 1.25 to 1, which is to be tested quarterly on a twelve-month trailing basis.  In addition, the Company will be required to show a senior net leverage ratio of 4.25 to 1.  The Company was in compliance with all covenants as of January 1, 2022.  In addition, the Company has restrictions on, among other things, new capital leases, purchases or redemptions of its capital stock, mergers and divestitures, and new borrowing.  The Company was in compliance with all covenants in 2021 and 2020.

As of January 1, 2022, scheduled annual principal maturities of long-term debt for each of the next five years follow:

2022	$7,500,000
2023	8,750,000
2024	55,063,522
Thereafter	—
$71,313,522

8. STOCK OPTIONS AND AWARDS

Stock Awards

As of January 1, 2022, the Company has one incentive stock award plan, The Eastern Company 2020 Stock Incentive Plan (the “2020 Plan”), for officers, other key employees, and non-employee Directors.  The Eastern Company 2010 Executive Stock Incentive Plan expired in February 2020. Incentive stock awards granted under the 2020 Plan must have exercise prices that are not less than 100% of the fair market value of the Company’s common stock on the dates the stock awards are granted.  Restricted stock awards may also be granted to participants under the 2020 Plan with restrictions determined by the Compensation Committee of the Company’s Board of Directors.  Under the 2020 Plan, non-qualified stock awards granted to participants will have exercise prices determined by the Compensation Committee of the Company’s Board of Directors.  The Company granted 27,300 awards during 2021. During 2020 the Company did not grant stock awards or restricted stock.

The 2020 Plan also permits the issuance of Stock Appreciation Rights (“SARs”).  The SARs are in the form of an award with a cashless exercise price equal to the difference between the fair value of the Company’s common stock at the date of grant and the fair value as of the exercise date resulting in the issuance of the Company’s common stock.  The Company did not issue SARs during 2021 and issued 44,000 SARs during 2020.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

8. STOCK OPTIONS AND AWARDS (continued)

Stock-based compensation expense in connection with stock awards and SARs granted to employees during fiscal year 2021 was $418,000 and for 2020 was $376,000.  For the period of 2021, the Company used several assumptions which included an expected term of 4 years, volatility deviation of 47.25% to 48.55% and a risk-free rate of 0.18% to 0.35%. For the period of 2020, the Company used several assumptions which included an expected term of 4 years, volatility deviation of 38.62% and a risk-free rate of 0.26%.

As of January 1, 2022, there were 804,703 shares of common stock reserved and available for future grant under the above noted 2020 Plan.

The following tables set forth the outstanding SARs for the period specified:

	Year Ended January 1, 2022		Year Ended January 2, 2021
	Units	Weighted - Average Exercise Price	Units	Weighted - Average Exercise Price
Outstanding at beginning of period	244,001	$21.87	276,000	$22.30
Issued	-		44,000	20.20
Exercised	(55,668)	19.31	-	-
Forfeited	(7,500)	21.20	(75,999)	22.00
Outstanding at end of period	180,833	22.88	244,001	21.87

SARs Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of January 1, 2022	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable as of January 1, 2022	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$20.20-$26.30	180,833	1.6	$22.88	118,335	1.12	$23.30

The following tables set forth the outstanding stock grants for the period specified:

	Year Ended January 1, 2022	Year Ended January 2, 2021
	Shares	Shares
Outstanding at beginning of period	25,000	25,000
Issued	27,300	—
Forfeited	(25,000)	—
Outstanding at end of period	27,300	25,000

As of January 1, 2022, outstanding SARs and awards had an intrinsic value of $1,087,570.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

9. INCOME TAXES

Deferred income taxes are provided on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and those for income tax reporting purposes.  Deferred income tax (assets) liabilities relate to:

	2021	2020
Property, plant and equipment	$3,586,257	$4,460,316
Right of Use Asset	2,564,741	3,014,148
Intangible assets	6,364,038	8,913,638
Other	495,881	-
Foreign Withholding Tax	60,462	250,432
Total deferred income tax liabilities	13,071,379	16,638,534

Other postretirement benefits	(292,090)	(279,776)
Inventories	(1,161,354)	(1,091,887)
Allowance for doubtful accounts	(114,113)	(120,150)
Accrued compensation	(390,693)	(399,057)
Lease Obligation	(2,564,741)	(3,014,148)
Pensions	(6,049,532)	(7,761,369)
Foreign Tax Credit	(1,164,515)	(976,000)
Capital Loss Carry forward	(182,582)	-
Other	-	(97,072)
Total deferred income tax assets	(11,919,620)	(13,739,459)
Net deferred income tax (assets) liabilities	$1,151,759	$2,899,075

Income before income taxes consists of:

	2021			2020
	Continued Operations	Discontinued Operations	Total Income Statement	Continued Operations	Discontinued Operations	Total Income Statement

Domestic	$14,574,811	$(8,936,924)	$5,637,887	$12,387,294	$(7,191,198)	$5,196,096
Foreign	4,495,749	-	4,495,749	829,516	-	829,516
	$19,070,560	$(8,936,924)	$10,133,636	$13,216,810	$(7,191,198)	$6,025,612

The Eastern Company

Notes to Consolidated Financial Statements (continued)

9. INCOME TAXES (continued)

The provision for income taxes follows:

	2021			2020
	Continued Operations	Discontinued Operations	Total Income Statement	Continued Operations	Discontinued Operations	Total Income Statement
Current
Federal	$4,075,121	$(1,816,413)	$2,258,708	$993,337	$(1,496,443)	$(503,106)
Foreign	1,509,693	(287,339)	1,222,354	1,162,197	(65,358)	1,096,839
State	498,939	-	498,939	223,978	-	223,978
Deferred:
Federal	(2,292,101)	-	(2,292,101)	(46,555)	-	(46,555)
Foreign	(189,970)	-	(189,970)	(65,315)	-	(65,315)
State	(713,465)	-	(713,465)	(85,751)	-	(85,751)
	$2,888,217	$(2,103,752)	$784,465	$2,181,891	$(1,561,801)	$620,090

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows:

	2021		2020
	Amount	Percent	Amount	Percent
Income taxes using U.S. federal statutory rate	$2,128,063	21%	$1,265,378	21%
State income taxes, net of federal benefit	(165,221)	(2)	96,742	1
Impact on Foreign Repatriation Tax Reform	11,313	0	139,765	2
Impact of foreign subsidiaries on effective tax rate	(282,614)	(3)	165,210	3
Impact of Research & Development tax credit	(188,944)	(3)	(188,944)	(3)
Uncertain tax positions reserve	(417,197)	(3)	(926,101)	(15)
Other net	(300,935)	(3)	68,040	1
	$784,465	7%	$620,090	10%

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows for continuing operations:

	2021		2020
	Amount	Percent	Amount	Percent
Income taxes using U.S. federal statutory rate	$4,004,817	21%	$2,775,547	21%
State income taxes, net of federal benefit	61,777	1	148,374	1
Impact on Foreign Repatriation Tax Reform	11,313	0	139,765	1
Impact of foreign subsidiaries on effective tax rate	(282,614)	(2)	165,210	1
Impact of Research & Development tax credit	(188,944)	(1)	(188,944)	(1)
Uncertain tax positions reserve	(417,197)	(2)	(926,101)	(7)
Other net	(300,935)	(2)	68,040	0
	$2,888,217	15%	$2,181,891	16%

The Eastern Company

Notes to Consolidated Financial Statements (continued)

9. INCOME TAXES (continued)

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows for discontinued operations:

	2021		2020
	Amount	Percent	Amount	Percent
Income taxes using U.S. federal statutory rate	$(1,876,754)	(21)%	$(1,510,152)	(21)%
State income taxes, net of federal benefit	(226,998)	(3)	(51,632)	(1)
	$(2,103,752)	(24)%	$(1,561,784)	(22)%

Total income taxes paid were $2,318,018 in 2021 and $3,755,475 in 2020.

Under accounting standards (ASC 740), a deferred tax liability is not recorded for the excess of the financial reporting (book) basis over the tax basis of an investment in a foreign subsidiary if the indefinite reinvestment criteria are met. Effective for foreign earnings after December 30, 2017, if such earnings are distributed in the form of cash dividends, the Company would not be subject to additional U.S. income taxes but could be subject to foreign income and withholding taxes. A provision has not been made for additional U.S. federal and foreign taxes at January 1, 2022 on approximately $11,176,328 of undistributed earnings of foreign subsidiaries because the Company intends to reinvest these funds indefinitely. It is not practicable to estimate the unrecognized deferred tax liability for withholding taxes on these undistributed earnings.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The list of changes is comprehensive. The changes include removing exceptions to incremental intraperiod tax allocation of losses and gains from different financial statement components, exceptions to the method of recognizing income taxes on interim period losses and exceptions to deferred tax liability recognition related to foreign subsidiary investments.  In addition, ASU 2019-12 requires that entities recognize franchise tax based on an incremental method, requires an entity to evaluate the accounting for step-ups in the tax basis of goodwill as inside or outside of a business combination, and removes the requirement to allocate the current and deferred tax provision among entities in standalone financial statement reporting. The ASU also now requires that an entity reflect enacted changes in tax laws in the annual effective rate, and other Codification adjustments have been made to employee stock ownership plans. For public business entities, the amendments in ASU 2019-12 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of ASU 2019-12 is permitted, including adoption in any interim period for public business entities for periods for which financial statements have not yet been issued. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The Company adopted ASU 2019-12 in the first interim period of 2021.

On March 27, 2020, the $2 trillion bipartisan Coronavirus Aid, Relief, and Economic Security Act (H.R. 748) (the “CARES Act”) became law. The CARES Act includes a variety of economic and tax relief measures intended to stimulate the economy, including loans for small businesses, payroll tax credits/deferrals, and corporate income tax relief. We are analyzing the following components of the CARES Act to determine their effect on our income tax provision:

•

Net operating losses arising in 2018, 2019, and 2020 taxable years may be carried back to each of the preceding five years, which may result in refunds of prior period corporate income tax. The Company had taxable income in 2018, 2019 and 2020, thus we did not benefit from this item of CARES Act relief.

•

Furthermore, for taxable years beginning before 2021, net operating loss carryforwards and carrybacks to that year may offset 100% of taxable income in the year. Previously, net operating losses generated through 2017 could offset 100% of taxable income, while losses generated after 2017 could only offset 80% of taxable income. As noted previously, the Company had taxable income in 2018, 2019 and 2020, thus we did not benefit from this item of CARES Act relief.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

9. INCOME TAXES (continued)

•

For taxable years beginning in 2019 and 2020, the interest deduction limitation is increased from 30% to 50% of “adjusted taxable income” (taxable income without interest, tax depreciation and tax amortization) plus interest income. Furthermore, the Company may choose to use the 2019 adjusted taxable income (instead of 2020) in determining the 2020 interest expense limitation. The Company was not subject to an interest limitation in 2019 nor 2020.

•

A technical correction to the Tax Cuts and Jobs Act permits bonus depreciation and a 15-year straight-line recovery period on qualified improvement property placed in service after December 31, 2017. Prior to this technical correction, such property placed in service after 2017 was subject to the 39-year straight-line recovery period and was ineligible for bonus depreciation. The Company will take advantage of this accelerated recovery period and bonus depreciation. To the extent the Company has eligible improvements in 2021, the Company can claim bonus depreciation which would reduce taxes payable and increase the deferred tax liability for fixed assets.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

	2021	2020

Balance at beginning of year	$1,078,309	$2,407,382
Increase (decrease) for positions taken during the current period	45,721	(28,637)
Increase (decrease) for positions taken during the prior period	-	-
Increase (decrease) resulting from the expiration of the statute of limitations	(451,932)	(1,300,436)
Balance at end of year	$672,098	$1,078,309

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2017 and non-U.S. income tax examinations by tax authorities prior to 2015.

Included in the balance at January 1, 2022, are $243,052 of unrecognized tax benefits that would affect the annual effective tax rate.  In 2021, the Company recognized accrued interest related to unrecognized tax benefits in income tax expense.  The Company had approximately $65,836 of accrued interest at January 1, 2022.

The total amount of unrecognized tax benefits could increase or decrease within the next twelve months for several reasons, including the closure of federal, state, and foreign tax years by expiration of the statute of limitations and the recognition and measurement considerations under ASC 740.  The Company believes that the total amount of unrecognized tax benefits will not increase or decrease significantly over the next twelve months.

10. LEASES

The Company leases certain equipment and buildings under operating lease arrangements.  Most leases are for a fixed term and for a fixed amount. The Company is not a party to any leases that have capital improvement funding or payment increases based on any index or rate.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. LEASES (continued)

Future minimum payments under non-cancelable operating leases with initial or remaining terms more than one year during each of the next five fiscal years follow:

2022	$2,664,895
2023	2,186,238
2024	1,700,834
2025	1,081,468
2026	805,722
$8,439,157

Rent expense for all operating leases was $2,816,258 in 2021 and $2,431,285 in 2020.  The weighted average lease term for all operating leases is 6.4 years.  The weighted average discount rate for all operating leases is 5%.

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

Components of the net periodic benefit cost of the Company’s pension benefit plans for the fiscal year indicated were as follows:

	2021	2020
Service cost	$1,087,333	$1,065,739
Interest cost	2,017,015	2,856,569
Expected return on plan assets	(5,794,694)	(5,461,044)
Amortization of prior service cost	99,380	99,380
Amortization of the net loss	1,730,150	1,300,134
Net periodic benefit cost	$(860,816)	$(139,222)

Service costs are reported in the cost of products sold and the other components of net periodic benefit costs are reported in other income in the consolidated statements of income.

Assumptions used to determine net periodic benefit cost for the Company’s pension benefit plans for the fiscal year indicated were as follows:

	2021	2020
Discount rate
- Pension plans	2.40% - 2.48%	3.18% - 3.23%
- Supplemental pension plans	1.49%	2.61%
Expected return on plan assets	7.5%	7.5%
Rate of compensation increase	0%	0%

The Eastern Company

Notes to Consolidated Financial Statements (continued)

11. RETIREMENT BENEFIT PLANS (continued)

Components of the net periodic benefit cost of the Company’s other postretirement benefit plan were as follows:

	2021	2020
Service cost	$54,505	$43,418
Interest cost	39,369	46,668
Expected return on plan assets	(25,681)	(22,355)
Amortization of prior service cost	-	(8,253)
Amortization of the net loss	(12,374)	(25,509)
Net periodic benefit cost	$55,819	$33,969

Assumptions used to determine net periodic benefit cost for the Company’s other postretirement plan for the fiscal year indicated were as follows:

	2021	2020
Discount rate	2.66%	3.35%
Expected return on plan assets	4.0%	4.0%

As of January 1, 2022, and January 2, 2021, the status of the Company’s pension benefit plans and other postretirement benefit plan was as follows:

	Pension Benefit		Other Postretirement Benefit
	2021	2020	2021	2020
Benefit obligation at beginning of year	$111,549,725	$102,991,053	$1,827,169	$1,566,019
Change in discount rate	(5,316,621)	10,606,739	(96,343)	218,000
Service cost	1,087,333	1,065,739	54,505	43,418
Interest cost	2,017,015	2,856,569	39,369	46,668
Plan Amendment	-	-	36,388	-
Actuarial (gain)/loss	2,340,743	(1,786,595)	110,462	32,282
Significant Event	-	-	(218,103)	-
Benefits paid	(4,257,857)	(4,183,750)	(28,865)	(14,654)
Benefit obligation at end of year	$107,420,338	$111,549,725	$1,724,582	$1,827,169

	2021	2020	2021	2020
Fair value of plan assets at beginning of year	$78,361,102	$74,359,558	$642,030	$558,873
Actual return on plan assets	4,369,247	5,568,671	16,066	83,157
Employer contributions	2,342,462	2,616,623	45,243	33,343
Significant Event	-	-	(218,103)	-
Benefits paid	(4,257,855)	(4,183,750)	(45,243)	(33,343)
Fair value of plan assets at end of year	$80,814,956	$78,361,102	$439,993	$642,030

	Pension Benefit		Other Postretirement Benefit
Funded Status	2021	2020	2021	2020
Net amount recognized in the balance sheet	$(26,605,382)	$(33,188,623)	$(1,284,589)	$(1,185,139)

The Eastern Company

Notes to Consolidated Financial Statements (continued)

11. RETIREMENT BENEFIT PLANS (continued)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefit		Other Postretirement Benefit
	2021	2020	2021	2020
Net (loss)/gain	$(40,447,026)	$(43,727,607)	$241,621	$349,276
Prior service (cost) credit	(66,252)	(165,632)	-	-
	$(40,513,278)	$(43,893,239)	$241,621	$349,276

Change in the components of accumulated other comprehensive income consist of:

	Pension Benefit		Other Postretirement Benefit
	2021	2020	2021	2020
Balance at beginning of period	$(43,893,239)	$(36,580,267)	$349,276	$507,954
Change due to availability of final actual assets and census data	-	-	-	-
Charged to net periodic benefit cost
Prior service cost	99,380	99,380	-	(8,253)
Net loss (gain)	1,730,150	1,300,134	(12,374)	(25,509)
Liability (gains)/losses
Discount rate	5,316,621	(10,606,709)	96,343	(218,000)
Asset (gains)/losses deferred	(771,444)	6,202,764	(9,615)	60,802
Plan Amendments	-	-	(36,388)	-
Significant Event	-	-	(35,159)	-
Other	(2,994,746)	(4,308,541)	(110,462)	32,282
Balance at end of period	$(40,513,278)	$(43,893,239)	$241,621	$349,276

Assumptions used to determine the projected benefit obligations for the Company’s pension benefit plans and other postretirement benefit plan for the fiscal year indicated were as follows:

	2021	2020
Discount rate
- Pension plans	2.75% - 2.81%	2.40% - 2.48%
- Supplemental pension plans	2.08%	1.49%
- Other postretirement plan	2.93%	2.66%

At January 1, 2022 and January 2, 2021, the accumulated benefit obligation for all qualified and nonqualified defined benefit pension plans was $107,420,338 and $111,549,725, respectively.  During 2021, the pension benefit obligation decreased between 3.5% to 4.8% due to the decrease in the discount rates from 2.40%-2.48% to 2.75%-2.81%.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

11. RETIREMENT BENEFIT PLANS (continued)

Information for the under-funded pension plans with a projected benefit obligation and an accumulated benefit obligation in excess of plan assets:

	2021	2020
Number of plans	5	5
Projected benefit obligation	$107,420,338	$111,549,725
Accumulated benefit obligation	107,420,338	111,549,725
Fair value of plan assets	80,814,956	78,361,102
Net amount recognized in accrued benefit liability	$(26,605,382)	$(33,188,623)

Estimated future benefit payments to participants of the Company’s pension plans are $4.8 million in 2022, $5.0 million in 2023, $5.2 million in 2024, $5.4 million in 2025, $5.5 million in 2026 and a total of $29.2 million from 2027 through 2031.

Estimated future benefit payments to participants of the Company’s other postretirement plan are $50,000 in 2022, $50,000 in 2023, $50,000 in 2024, $52,000 in 2025, $54,000 in 2026 and a total of $303,000 from 2027 through 2031.

The Company expects to make cash contributions to its qualified pension plans of approximately $300,000 and to its other postretirement plan of approximately $50,000 in 2022.

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

We consider a variety of factors in determining and selecting our assumptions for the discount rate at the end of the year.  In 2021, as in 2020, we developed each plan’s discount rate with the assistance of our actuaries by matching expected future benefit payments in each year to the corresponding spot rates from the FTSE Pension Liability Yield Curve, comprised of high quality (rated AA or better) corporate bonds.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

11. RETIREMENT BENEFIT PLANS (continued)

The fair values of the company’s pension plans assets at January 1, 2022 and January 2, 2021, utilizing the fair value hierarchy discussed in Note 4 – Accounting Policies – Fair Value of Financial Instruments, follow:

	January 1, 2022
	Level 1	Level 2	Level 3	Total
Cash and Equivalents:
Common/collective trust funds	$—	$356,173	$—	$356,173
Equities:
The Eastern Company Common Stock	5,460,173		—	5,460,173
Common/collective trust funds
Russell Multi Asset Core Plus Fund (a)	—	36,142,837	—	36,142,837
Fixed Income:
Common/collective trust funds
Target Duration LDI Fixed Income Funds (b)
• Russell 25 Year LDI Fixed Income Fund	—	4,320,207	—	4,320,207
• Russell 14 Year LDI Fixed Income Fund	—	26,430,482	—	26,430,482
STRIPS Fixed Income Funds (c)
• Russell 15 to 20 Year STRIPS Fixed Income Fund	—	3,264,328	—	3,264,328
• Russell 10 to 15 Year STRIPS Fixed Income Fund	—	4,840,756	—	4,840,756
Total	$5,460,173	$75,354,783	$—	$80,814,956

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

The Eastern Company

Notes to Consolidated Financial Statements (continued)

11. RETIREMENT BENEFIT PLANS (continued)

(a)

The investment objective of the RITC (formerly Russell) Multi-Asset Core Plus Fund seeks to provide long-term growth of capital over a market cycle by offering a diversified portfolio of funds and separate accounts investing in global stock, return seeking fixed income, commodities, global real estate, and opportunistic investments.  They hold a dynamic mix of underlying Russell Investments funds and/or separate accounts.  Russell Investments is a strong proponent of disciplined strategic asset allocation and rebalancing strategies and believes that unstable movements in the market have the potential to create opportunities.  By identifying short-term mispricing and making small tactical adjustments to the Multi-Asset Core Plus Fund, they believe there is potential to enhance returns while continuing to manage risks.

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

The plans’ assets include 217,018 shares of the common stock of the Company having a market value of $5,460,173 and $5,230,134 on January 1, 2022 and January 2, 2021, respectively. No shares were purchased in 2021 or 2020 nor were any shares sold in either period.  Dividends received during 2021 and 2020 on the common stock of the Company were $95,488 and $95,488 respectively.

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

The Eastern Company

Notes to Consolidated Financial Statements (continued)

11. RETIREMENT BENEFIT PLANS (continued)

The Company amended the Eastern Company Savings and Investment Plan (“401(k) Plan Amendment”) effective June 1, 2016.  The 401(k) Plan Amendment increased this match to 50% of the first 6% of contributions for the remainder of Fiscal 2016.  The 401(k) Plan Amendment also provided for an additional non-discretionary contribution (the “transitional credit”) for certain non-union U.S. employees who were eligible to participate in the Salaried Plan. The amount of this non-discretionary contribution ranges from 0% to 4% of wages, based on the age of the individual on June 1, 2016. The 401(k) Plan Amendment increased the non-discretionary safe harbor contribution to 3% and changed the eligibility to all non-union U.S. employees.

The Company made contributions to the plan as follows:

	2021	2020
Regular matching contributions	$553,619	$535,910
Transitional credit contributions	138,604	163,464
Non-discretionary contributions	392,865	398,908
Total contributions made for the period	$1,085,088	$1,098,282

As of January 1, 2022, the Company had accrued $323,082 for the non-discretionary safe harbor contribution this amount was expensed in 2021 and was contributed to the plan in January 2022. As of January 2, 2021, the Company had accrued $332,092 for the non-discretionary safe harbor contribution. This amount was contributed to the Plan in January 2021 and was expensed in 2020.

12. EARNINGS PER SHARE

The denominators used in the earnings per share computations follow:

	2021	2020
Basic:
Weighted average shares outstanding	6,262,378	6,237,698

Diluted:
Weighted average shares outstanding	6,262,378	6,237,698
Dilutive stock awards	711	26,823
Denominator for diluted earnings per share	6,263,089	6,264,521

There were no anti-dilutive stock equivalents in 2021 or 2020.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

13. GEOGRAPHIC INFORMATION

	2021	2020
Geographic Information:
Net Sales:
United States	$234,300,461	$187,046,011
Foreign	12,222,362	10,568,579
	$246,522,823	$197,614,590

Foreign sales are primarily to customers in North America.

Identifiable Assets:
United States	$252,961,017	$253,689,704
Foreign	13,367,918	21,838,650
	$266,328,935	$275,528,354

14. RECENT ACCOUNTING PRONOUNCEMENTS

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

15. CONTINGENCIES

The Company is party to various legal proceedings from time to time related to its normal business operations.  Currently, the Company is not involved in any legal proceedings.

In 2016, the Company created a plan to remediate a landfill of spent foundry sand maintained at the Company’s previously owned metal casting facility in New York. This plan was agreed to by the New York State Department of Environmental Conservation (the “NYSDEC”) on March 27, 2018. Based on estimates provided by the Company’s environmental engineers, the anticipated cost to remediate and monitor the landfill was $430,000. The Company accrued for and expensed the entire $430,000 in the first quarter of 2018 and fiscal 2017. In the fall of 2018, detailed construction drawings were prepared by an outside consultant in conjunction with informal progress reviews by the NYSDEC. Long-term groundwater monitoring commenced in April 2019.  Verbal approval for the closure plan was received from the NYSDEC in May 2019. Construction of the closure remedies, including improved drainage system, regrading, and installation of a low permeability cap was completed in October 2021. A closure report and long-term maintenance plan were submitted to the NYSDEC in November 2021. The 30-year annual groundwater monitoring and site maintenance program are underway and will continue through 2048.

16. CONCENTRATION OF RISK

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk for the Company is its accounts receivable due from customers. The Company has established credit limits for customers and monitors their balances to mitigate the risk of loss. As of January 1, 2022, and January 2, 2021, there was one significant concentration of credit risk.  One customer represented 11% of total accounts receivable for 2021 and 2020.  The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable.

Interest Rate Risk

The Company’s exposure to the risk of changes in market interest rates relates primarily to the Company’s debt, which bears interest at variable rates based on the LIBOR rate plus a margin spread of 1.25% to 2.25%. The Company has an interest rate swap with a notional amount of $46,875,000 on January 2, 2021, to convert a portion of borrowings under the Credit Agreement from variable to fixed rates. The valuation of this swap is determined using the one-month LIBOR rate index and mitigates the Company’s exposure to interest rate risk.  Additionally, interest rates on the Company’s debt are susceptible to changes to the method that LIBOR rates are determined and to the potential phasing out of LIBOR after 2021. More information regarding the potential phasing out of LIBOR is discussed in greater detail under Note 6, Debt to the Consolidated Financial Statements.

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

The Eastern Company

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Naugatuck, Connecticut

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Eastern Company (the Company) as of January 1, 2022 and January 2, 2021, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended January 1, 2022, including the related notes and financial statement schedule appearing under Item 15(a)(2) (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2022 and January 2, 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended January 1, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2022, expressed an unqualified opinion.

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

Impairment Assessment of Goodwill

Description of the Critical Audit Matter and the Relevant Accounts and Disclosures

As described in Notes 4 and 5 to the consolidated financial statements, the Company’s consolidated goodwill balance is $72.2 million as of January 1, 2022. Management tests reporting units for impairment annually in December, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. As disclosed by management, reporting units are tested for impairment by utilizing qualitative factors that include a) macroeconomic conditions, b) market and industry conditions, c) cost factors, d) overall financial performance, e) other relevant entity-specific events, and f) events affecting a reporting unit.

Principal Considerations for the Designation of the Critical Audit Matter

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments is a critical audit matter are (i) the significant judgments and assumptions used by management when developing the qualitative factors that are part of the impairment assessment; and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant judgments and assumptions related to the qualitative factors.

How the Critical Audit Matter was Addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the Company’s reporting units. These procedures also included, among others (i) testing management’s process for developing the qualitative factors; (ii) evaluating the appropriateness of the qualitative factors; and (iii) testing the completeness and accuracy of underlying data used in the qualitative factors by corroborating and recalculating the relevant metrics. Evaluating management’s significant judgments and assumptions related to qualitative factors involved evaluating whether those significant judgments and assumptions used by management were reasonable considering (i) the current and past performance of the reporting units; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/Fiondella, Milone & LaSaracina LLP

Fiondella, Milone & LaSaracina LLP

We have served as the Company’s auditor since 2009.

Glastonbury, Connecticut

March 17, 2022

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

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended January 1, 2022, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 240.13a-15.  As defined in Exchange Act Rules 240.13a-15(e) and 240.15d-15(e), “the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based upon that evaluation, the CEO and CFO concluded that the Company’s current disclosure controls and procedures were effective as of the January 1, 2022 evaluation date.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 240.13a-15(f) and 240.15d-15(f).  Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under this framework, our management concluded that our control over financial reporting was effective as of January 1, 2022.  The Company’s registered public accounting firm, Fiondella, Milone & LaSaracina LLP, has issued an attestation report on the Company’s internal control over financial reporting.  The attestation report is set forth below in this Item 9A.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2021, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

The Eastern Company

Naugatuck, Connecticut

Opinion on Internal Control over Financial Reporting

We have audited The Eastern Company’s (the Company’s) internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows of the Company, and our report dated March 17, 2022, expressed an unqualified opinion.

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

/s/Fiondella, Milone & LaSaracina LLP

Fiondella, Milone & LaSaracina LLP

Glastonbury, Connecticut

March 17, 2022

ITEM 9B OTHER INFORMATION

None.

ITEM 9C DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors is incorporated herein by reference to the Company’s definitive proxy statement (the “Proxy Statement”) for the 2022 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after January 1, 2022, under the captions “Item No. 1 – Election of Directors” and “Director Compensation in Fiscal 2021.”

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

The Company’s Board of Directors has adopted a Code of Business Conduct and Ethics that applies to the Company’s Chief Executive Officer, Chief Financial Officer, and the Company’s other financial professionals. The Code of Business Conduct and Ethics is available on the Company’s website at https://www.easterncompany.com/ by clicking on Corporate Governance. We intend to disclose any amendment or waiver to the Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions, on our website within four business days after such amendment or waiver.

ITEM 11 EXECUTIVE COMPENSATION

Information concerning director and executive compensation is incorporated herein by reference to portions of the Proxy Statement under the captions “Director Compensation in Fiscal 2020,” “Executive Compensation,” “Stock Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” and “Termination of Employment and Change in Control Arrangements.”  The Compensation Committee of the Board of Directors operates under the Compensation Committee Charter, which can be found on the Company’s website at https://www.easterncompany.com/ by clicking on Corporate Governance.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding securities authorized for issuance under the Company’s equity compensation plans as of January 1, 2022, consisting of the Company’s 2021 Executive Stock Incentive Plan (the “2021 Plan”).

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding awards, warrants and rights	Weighted-average exercise price of outstanding awards, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	43,765	$23.23	804,703
Equity compensation plans not approved by security holders	-	-	-
Total	43,765	$23.23	804,703

Security ownership of certain beneficial owners and management:

(a)

Information concerning security ownership of certain beneficial owners is incorporated herein by reference to the Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management”.

(b)

Information concerning security ownership of management is incorporated herein by reference to the Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management”, “Executive Compensation”, “Stock Based Awards”, “Awards Exercised in Fiscal 2021”, and “Outstanding Equity Awards at Fiscal Year-End”. See also the equity compensation plan information in Item 5 of this Form 10-K.

(c)	Changes in Control

None.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding director independence is incorporated herein by reference to the Company’s Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after January 1, 2022 under the captions “Item No.1 – Election of Directors” and “The Board of Directors and Committees”.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accountant fees and services is incorporated herein by reference to the Company’s Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after January 1, 2022 under the caption “Item No. 3 – Ratification of Appointment of Independent Registered Public Accounting Firm”.

PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a) Documents filed as part of this Form 10-K:

(1) Financial statements

(2) Financial Statement Schedules

Schedule II — Valuation and qualifying accounts begins on page [73] of this Form 10-K. Schedules other than that listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

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

3.2

Amended and Restated By-Laws of the Company, as Amended through March 11, 2022 (incorporated herein by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K (SEC File No. 001-35383) filed on March 11, 2022).

4	Description of Securities (filed herewith).

10.1*

Amended and Restated Employment Agreement, dated as of January 1, 2018, between the Company and August M. Vlak  (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-35383), filed January 22, 2018).

10.2*

Change in Control Agreement, dated as of March 8, 2021, between the Company and James P. Woidke  (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-35383), filed March 12, 2021).

10.3*

Termination Agreement, dated as of January 14, 2022, between the Company and James P. Woidke  (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-35383), filed January 19, 2022).

10.4*

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

10.6*

The Company’s 2020 Executive Stock Incentive Plan, effective February 19, 2020 (incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (SEC File No. 333-238565), filed on May 21, 2020).

10.7

Credit Agreement dated August 30, 2019 among the Company, the lenders from time to time party hereto), and Santander Bank, N.A., as the administrative agent, an LC Issuer (as there defined), and as the Swing Line Lender (as therein defined) (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-35383), filed on September 3, 2019).

10.8

Pledge and Security Agreement, dated August 30, 2019 among the Company, certain of its Subsidiaries (as defined therein), and Santander Bank, N.A., as administrative agent for the benefit of the Secured Creditors (as defined therein) (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K (SEC File No. 001-35383), filed on September 3, 2019).

21	Subsidiaries of the Company (filed herewith).

23	Consent of Fiondella, Milone & LaSaracina LLP (filed herewith).

31	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99	Letter to our shareholders from the Annual Report 2021 (filed herewith).

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended January 1, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets as of January 1, 2022 and January 2, 2021; (ii) the Consolidated Statements of Income for the fiscal years ended January 1, 2022 and January 2, 2021; (iii) the Consolidated Statements of Comprehensive Income for the fiscal years ended January 1, 2022 and January 2, 2021; (iv) the Consolidated Statements of Shareholders’ Equity for the fiscal years ended January 1, 2022 and January 2, 2021; (v) the Consolidated Statements of Cash Flows for the fiscal years ended January 1, 2022 and January 2, 2021; and (vi) the Notes to the Consolidated Financial Statements (filed herewith).

* Management contract, compensatory plan or arrangement.

ITEM 16 FORM 10-K SUMMARY

None.

The Eastern Company and Subsidiaries

Schedule II – Valuation and Qualifying accounts

		COL. C
COL. A	COL. B	ADDITIONS			COL. D		COL. E
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts-Describe		Deductions – Describe		Balance at End of Period
Fiscal year ended January 1, 2022: Deducted from asset accounts: Allowance for doubtful accounts	$545,000	$43,000	$-72,000	(b)	$0	(a)	$515,000

Fiscal year ended January 2, 2021: Deducted from asset accounts: Allowance for doubtful accounts	$556,000	$13,000	$-24,000	(b)	$0	(a)	$545,000

(a)    Uncollectible accounts written off, net of recoveries.

(b)    Disposed companies ending balances.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 17, 2022	THE EASTERN COMPANY

	By	/s/ John L. Sullivan III
John L. Sullivan III Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ August M. Vlak	March 17, 2022
August M. Vlak President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ John L. Sullivan III	March 17, 2022
John L. Sullivan III Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ James A. Mitarotonda	March 17, 2022
James A. Mitarotonda Chairman of the Board

/s/ Fredrick D. DiSanto	March 17, 2022
Fredrick D. DiSanto Director

/s/ John W. Everets	March 17, 2022
John W. Everets Director

/s/ Charles W. Henry	March 17, 2022
Charles W. Henry Director

/s/ Peggy B. Scott	March 17, 2022
Peggy B. Scott Director

