Form 10-Q
period 2022-04-02
EASTERN CO
filed 2022-05-09
CIK 31107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended April 2, 2022

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

As of April 2, 2022, 6,239,824 shares of the registrant’s common stock, no par value per share, were issued and outstanding.

The Eastern Company

Form 10-Q

FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2022

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	April 2, 2022	April 3, 2021
Net sales	$69,014,648	$61,773,433
Cost of products sold	(54,438,968)	(46,264,163)
Gross margin	14,575,680	15,509,270

Product development expense	(1,197,008)	(1,017,563)
Selling and administrative expenses	(9,865,614)	(8,944,393)
Operating profit	3,513,058	5,547,314

Interest expense	(434,335)	(527,144)
Other income	488,520	2,426,740
Income from continuing operations before income taxes	3,567,243	7,446,910

Income tax expense	(881,125)	(1,767,552)
Net income from continuing operations	2,686,118	5,679,358

Discontinued Operations (see note B )
Income from operations of discontinued operations	471,187	211,181
Income tax expense	(126,867)	(49,712)
Income from discontinued operations	344,320	161,469

Net income	$3,030,438	$5,840,827

Earnings per share from continuing operations:
Basic	$0.43	$0.90

Diluted	$0.43	$0.90

Earnings per share from discontinued operations:
Basic	$0.06	$0.03

Diluted	$0.05	$0.03

Total earnings per share:
Basic	$0.49	$0.93

Diluted	$0.48	$0.93

Cash dividends per share:	$0.11	$0.11

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	April 2, 2022	April 3, 2021
Net income	$3,030,438	$5,840,827
Other comprehensive income (loss):

Change in foreign currency translation	202,281	(79,054)

Change in fair value of interest rate swap, net of tax cost of:
2022 - $333,635; 2021 - $130,501	1,056,511	413,245

Change in pension and postretirement benefit costs, net of taxes of:
2022 - $92,235; 2021 - $92,194	313,408	295,744
Total other comprehensive income	1,572,200	629,935
Comprehensive income	$4,602,638	$6,470,762

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 2, 2022	January 1, 2022
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$5,073,524	$6,168,304
Accounts receivable, less allowances: 2022 - $532,000; 2021 - $515,000	46,965,504	43,151,500
Inventories	67,777,718	62,862,342
Current portion of notes receivable	1,027,125	1,027,125
Prepaid expenses and other assets	7,831,437	6,943,691
Current assets held for sale	4,671,915	3,521,899
Total Current Assets	133,347,223	123,674,861

Property, Plant and Equipment	55,234,222	56,935,080
Accumulated depreciation	(28,641,459)	(28,631,329)
Property, Plant and Equipment, Net	26,592,763	28,303,751

Goodwill	72,225,885	72,211,873
Trademarks	5,484,923	5,409,720
Patents and other intangibles net of accumulated amortization	21,865,328	22,863,497
Long term notes receivable, less current portion	2,551,478	2,726,698
Right of Use Assets	11,430,632	11,138,535
Total Other Assets	113,558,246	114,350,323

TOTAL ASSETS	$273,498,232	$266,328,935

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 2, 2022	January 1, 2022
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$33,654,638	$29,633,974
Accrued compensation	2,584,565	4,375,867
Other accrued expenses	2,481,396	4,808,000
Current portion of lease liability	2,715,550	2,664,895
Current portion of long-term debt	7,500,000	7,500,000
Current liabilities held for sale	1,226,417	580,990
Total Current Liabilities	50,162,566	49,563,726

Deferred income taxes	1,151,759	1,151,759
Other long-term liabilities	668,354	668,354
Lease liability	8,815,587	8,639,339
Long-term debt, less current portion	66,960,231	63,813,522
Accrued other postretirement benefits	1,299,767	1,284,589
Accrued pension cost	26,580,732	26,605,382
Total Liabilities	155,638,996	151,726,671

Shareholders’ Equity
Voting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Nonvoting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Common Stock, no par value, Authorized: 50,000,000 shares	32,841,476	32,620,008
Issued: 9,034,387 shares in 2022 and 9,029,852 shares in 2021
Outstanding: 6,239,824 shares in 2022 and 6,265,527 shares in 2021
Treasury Stock: 2,794,563 shares in 2022 and 2,764,325 shares in 2021	(21,674,502)	(20,907,613)
Retained earnings	131,652,818	129,422,625
Accumulated other comprehensive income (loss):
Foreign currency translation	1,020,727	818,446
Unrealized gain (loss) on interest rate swap, net of tax	700,523	(355,988)
Unrecognized net pension and postretirement benefit costs, net of tax	(26,681,806)	(26,995,214)
Accumulated other comprehensive loss	(24,960,556)	(26,532,756)
Total Shareholders’ Equity	117,859,236	114,602,264
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$273,498,232	$266,328,935

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	April 2, 2022	April 3, 2021
Operating Activities
Net income	$3,030,438	$5,840,827
Less: income from discontinued operations	344,320	161,469
Income from continuing operations	$2,686,118	$5,679,358
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,830,427	1,809,609
Unrecognized pension and postretirement benefits	247,133	(674,262)
Loss (gain) on sale of equipment and other assets	268,770	(1,601,812)
Provision for doubtful accounts	19,740	73,097
Stock compensation expense	221,468	278,258
Changes in operating assets and liabilities:
Accounts receivable	(3,951,314)	(3,942,502)
Inventories	(4,902,631)	(513,863)
Prepaid expenses and other	(1,075,545)	(798,273)
Other assets	(89,366)	(156,726)
Accounts payable	3,526,499	1,075,130
Accrued compensation	(1,858,898)	(1,116,703)
Other accrued expenses	(478,878)	1,140,223
Net cash (used in) provided by operating activities	(3,556,477)	1,251,534

Investing Activities
Payments received from notes receivable	175,220	68,325
Proceeds from sale of equipment	1,371,073	1,993,744
Purchases of property, plant and equipment	(572,047)	(671,964)
Net cash provided by investing activities	974,246	1,390,105

Financing Activities
Proceeds from short term borrowings (revolver)	5,000,000	—
Principal payments on long-term debt	(1,852,107)	(1,162,045)
Financing leases, net	(92,111)	(9,875)
Purchase common stock for treasury	(766,889)	—
Dividends paid	(687,180)	(684,702)
Net cash provided by (used in) financing activities	1,601,713	(1,856,622)

Discontinued Operations
Cash (used in) provided by operating activities	(396,936)	848,523
Cash used in investing activities	-	(247,625)
Cash (used in) provided by discontinued operations	(396,936)	600,898

Effect of exchange rate changes on cash	(22,903)	(22,881)
Net change in cash and cash equivalents	(1,400,357)	1,363,034

Cash and cash equivalents at beginning of period	6,602,429	16,101,635
Cash and cash equivalents at end of period ¹	$5,202,072	$17,464,669

Supplemental disclosure of cash flow information:
Interest	$463,080	$685,520
Income taxes	110,917	21,100

Non-cash investing and financing activities
Right of use asset	292,097	114,471
Lease liability	(226,903)	(104,595)

¹ includes cash from assets held for sale of $0.1 million as of April 2, 2022 and $1.5 million as of April 3, 2021

THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

April 2, 2022

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. Refer to the consolidated financial statements of The Eastern Company (together with its consolidated subsidiaries, the “Company,” “we,” “us” or our”) and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2022, filed with the Securities and Exchange Commission on March 17, 2022 (the “2021 Form 10-K”), for additional information.

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

The condensed consolidated balance sheet as of January 1, 2022 has been derived from the audited consolidated balance sheet at that date.

The Company’s fiscal year is a 52-53-week fiscal year ending on the Saturday nearest to December 31. References to 2021 or the 2021 fiscal year mean the 52-week period ended on January 1, 2022, and references to 2022 or the 2022 fiscal year mean the 52-week period ending on December 31, 2022. In a 52-week fiscal year, each quarter has 13 weeks.  References to the first quarter of 2021, the first fiscal quarter of 2021 or the three months ended April 3, 2021 mean the period from January 3, 2021 to April 3, 2021. References to the first quarter of 2022, the first fiscal quarter of 2022 or the three months ended April 2, 2022, mean the 13-week period from January 2, 2022 to April 2, 2022.

Certain amounts in the 2021 financial statements have been reclassified to conform with the 2022 presentation with no impact or change to previously reported net income or shareholder’s equity.

Note B – Discontinued Operations

In the second quarter of 2021, the Company determined that the companies included in our former Diversified Products segment no longer fit with our long-term strategy and the Company initiated the process of selling the companies within the Diversified Products segment.  Selling the companies within this segment will allow management to focus on our core capabilities and offerings.

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

On November 3, 2021, the Company sold its Greenwald Industries, Inc. division (“Greenwald”).  Greenwald, located in Chester, CT, is an OEM manufacturer offering a range of payment solutions from coin-vending products to smart card systems and payment applications.

On November 22, 2021, the Company sold its Frazer & Jones Company division (“Frazer & Jones”).  Frazer & Jones is a ductile and malleable iron foundry located in Syracuse, NY.  Eastern has exited the mining business to focus on our three core businesses.

Summarized Financial Information of Discontinued Operations

The following table represents income from discontinued operations, net of tax:

	Three Months Ended
	April 2, 2022	April 3, 2021
	(unaudited)	(unaudited)
Net sales	$2,367,226	$11,324,442
Cost of products sold	(1,603,762)	(9,904,720)
Gross margin	763,464	1,419,722

Selling and administrative expenses	(257,060)	(1,032,827)
Operating income	506,404	386,895

Interest expense	(35,217)	(175,714)
Income from discontinued operations before income taxes	471,187	211,181

Income tax expense	(126,867)	(49,712)
Income from discontinued operations, net of tax	$344,320	$161,469

The following table represents the assets and liabilities from discontinued operations:

	April 2, 2022	January 1, 2022
	(unaudited)
Cash	$128,548	$434,126
Accounts receivable	1,112,294	1,153,274
Inventory	2,539,551	1,258,032
Prepaid expenses	43,293	59,850
Property, plant and equipment, net	571,260	591,920
Right of use assets	276,969	24,697
Total assets of discontinued operations¹	$4,671,915	$3,521,899

Accounts payable	$566,653	$167,794
Accrued compensation and other accrued expenses	382,795	388,499
Current portion of lease liability	92,323	24,697
Other long-term liabilities	184,646	-
Total liabilities of discontinued operations¹	$1,226,417	$580,990

¹ The total assets and liabilities of discontinued operations are classified as current in the April 2, 2022 and

   January 1, 2022 balance sheets, as we expect to sell the discontinued operations and collect proceeds within one year.

Note C – Earnings Per Share

The denominators used to calculate earnings per share are as follows:

	Three Months Ended
	April 2, 2022	April 3, 2021
Basic:
Weighted average shares outstanding	6,247,649	6,248,339

Diluted:
Weighted average shares outstanding	6,247,649	6,248,339
Dilutive stock appreciation rights	12,055	30,998
Denominator for diluted earnings per share	6,259,704	6,279,337

Note D – Inventories

Inventories from continuing operations consist of the following components:

	April 2, 2022	January 1, 2022

Raw material and component parts	$27,077,178	$25,113,487
Work in process	10,389,475	9,636,009
Finished goods	30,311,065	28,112,846
Total inventories	$67,777,718	$62,862,342

Note E - Goodwill

The aggregate carrying amount of goodwill from continuing operations is approximately $72.2 million as of April 2, 2022. No impairment was recognized in the first quarter of 2022.

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

The Company has operating leases for buildings, warehouses, and office equipment.  The Company determines whether an arrangement is, or contains, a lease at contract inception. An arrangement contains a lease if the Company has the right to direct the use of and obtain substantially all the economic benefits of an identified asset. ROU assets and lease liabilities are recognized at lease commencement based on the present value of lease payments over the lease term.  Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.  Most leases include one or more options to renew.  The exercise of lease renewal options is at our sole discretion.  All options to extend, when it is reasonably certain the option will be exercised, have been included in the calculation of the ROU asset and lease liability.

Currently, the Company has 25 operating leases and three finance leases with a lease liability of $11.8 million as of April 2, 2022. The finance lease arrangements are immaterial. The terms and conditions of the leases are determined by the individual agreements. The leases do not contain residual value guarantees, restrictions, or covenants that could cause the Company to incur additional financial obligations. There are no related party lease transactions. There are no leases that have not yet commenced that could create significant rights and obligations for the Company.

Total lease expense for each of the next five fiscal years is estimated to be as follows: remainder of 2022 - $2.2 million; 2023 - $2.6 million; 2024 - $2.1 million; 2025 - $1.2 million; 2026 - $0.8 million; and $2.9 million thereafter. The weighted average remaining lease term is 6.0 years. The implicit interest rate used was 5.0%.

Note G - Debt

On August 30, 2019, the Company entered into a credit agreement with Santander Bank, N.A., for itself, People’s United Bank, National Association and TD Bank, N.A. as lenders (the “Credit Agreement”), that included a $100 million term portion and a $20 million revolving commitment portion. Proceeds of the term loan were used to repay the Company’s remaining outstanding term loan (and to terminate its existing credit facility) with People’s United Bank, N.A. (approximately $19 million) and to acquire certain subsidiaries of Big 3 Holdings, LLC (collectively “Big 3 Precision”). The term portion of the loan required quarterly principal payments of $1,250,000 for an 18-month period beginning December 31, 2019. The repayment amount then increased to $1,875,000 per quarter beginning September 30, 2021 and continuing through June 30, 2023. The repayment amount then increases to $2,500,000 per quarter beginning September 30, 2023 and continuing through June 30, 2024. The term loan is a 5-year loan with the remaining balance due on August 30, 2024. The revolving commitment portion has an annual commitment fee of 0.25% based on the unused portion of the revolver. The revolving commitment portion has a maturity date of August 30, 2024. As of April 2, 2022, the Company has borrowed $5,000,000 on the revolving commitment portion of the facility at an interest rate of 1.71%. The term loan bears interest at a variable rate based on the LIBOR rate plus an applicable margin of 1.25% to 2.25%, depending on the Company’s senior net leverage ratio. Borrowings under the revolving portion bear interest at a variable rate based on, at the Company’s election, a base rate plus an applicable margin of 0.25% to 1.25% or the LIBOR rate plus an applicable margin of 1.25% to 2.25%, with such margins determined based on the Company’s senior net leverage ratio. The Company’s obligations under the Credit Agreement are secured by a lien on certain of the Company’s and its subsidiaries’ assets pursuant to a Pledge and Security Agreement, dated August 30, 2019, with Santander Bank, N.A., as administrative agent.

The Company’s loan covenants under the Credit Agreement require the Company to maintain a senior net leverage ratio not to exceed 4.25 to 1. In addition, the Company is required to maintain a fixed charge coverage ratio to be not less than 1.25 to 1. The Company was in compliance with all of its covenants under the Credit Agreement on April 2, 2022, and through the date of filing this Form 10-Q.

On August 30, 2019, the Company entered an interest rate swap contract with Santander Bank, N.A., with an original notional amount of $50,000,000, which was equal to 50% of the outstanding balance of the term loan on that date. The Company has a fixed interest rate of 1.44% on the swap contract and will pay the difference between the fixed rate and LIBOR when LIBOR is below 1.44% and will receive interest when the LIBOR rate exceeds 1.44%. On April 2, 2022, the interest rate for approximately half ($26.8 million) of the term portion was 1.71%, using a one-month LIBOR rate, and 2.94% on the remaining balance ($42.8 million) of the term loan based on a one-month LIBOR rate.

The interest rates under the Credit Agreement and the interest rate swap contract are susceptible to changes to the method of determining LIBOR rates and to the phasing out of LIBOR. Information regarding the phasing out of LIBOR is provided below.

On July 27, 2017, the Financial Conduct Authority (the “FCA”) (the authority that regulates LIBOR) announced that it would phase out LIBOR by the end of 2021. In December 2020, the ICE Benchmark Administration (the “IBA”) announced a market consultation regarding the extension of US dollar LIBOR tenors through June 30, 2023, which the FCA supports. On March 5, 2021, the IBA released its feedback statement reporting the results of the market consultation. Pursuant to its feedback statement, the IBA ceased publication of all settings of non-US dollar LIBOR and only the one-week and two-month U.S. dollar LIBOR settings on December 31, 2021, with the publication of the remaining U.S. dollar LIBOR settings scheduled to be discontinued after June 30, 2023. The Alternative Reference Rates Committee (ARRC), a financial industry group convened by the Federal Reserve Board, has recommended the use of SOFR to replace LIBOR. The difference between LIBOR and SOFR is that LIBOR is a forward-looking rate which means the interest rate is set at the beginning of the period with payment due at the end. SOFR is a backward-looking overnight rate which has implications for how interest and other payments are based. Changes in the method of calculating the replacement of LIBOR with an alternative rate or benchmark are still in flux, and once an alternate rate is adopted, may adversely affect interest rates and result in higher borrowing costs. This could materially and adversely affect the Company’s results of operations, cash flows and liquidity. We cannot predict the effect of the potential changes to LIBOR or the establishment and use of alternative rates or benchmarks at this time. We are working with our senior lender and may need to renegotiate our credit facilities as LIBOR phases out in June 2023.

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

Incentive stock options granted under the 2020 Plan must have exercise prices that are not less than 100% of the fair market value of the Company’s common stock on the dates the stock options are granted.  Restricted stock awards may also be granted to participants under the 2020 Plan with restrictions determined by the Compensation Committee of the Board.  Under the 2020 Plan, non-qualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Board. During the first three months of fiscal 2022, the Company granted 36,200 stock awards that were subject to the meeting of performance measurements.  The Company granted 27,300 stock awards in the first three months of fiscal 2021. For the first three months of fiscal 2022, the Company used an assumption which included an expected term of 4.0 years, volatility deviation of 47.15% and a risk-free rate 2.04% for the purposes of measuring compensation under the Black Scholes Method.  For the first three months of fiscal 2021, the Company used several assumptions which included an expected term of 4.0 years, volatility deviation between 47.25% to 47.54% and a risk-free rate between 0.18% to 0.20% for the purposes of measuring compensation under the Black Scholes Method.

The 2020 Plan also permits the issuance of Stock Appreciation Rights (“SARs”).  The SARs are in the form of an option with a cashless exercise price equal to the difference between the fair value of the Company’s common stock at the date of grant and the fair value as of the exercise date resulting in the issuance of the Company’s common stock.  During the first three months of fiscal 2022 and 2021 the Company did not issue any SARs.

Stock-based compensation expense in connection with SARs previously granted to employees was approximately $113,000 and $113,000 in the first quarter of 2022 and the first quarter of 2021.

As of April 2, 2022, there were 763,968 shares of Company common stock reserved and available for future grant under the 2020 Plan.

The following tables set forth the outstanding SARs for the period specified:

	Three Months Ended		Year Ended
	April 2, 2022		January 1, 2022
	Units	Weighted Average Exercise Price	Units	Weighted Average Exercise Price
Outstanding at beginning of period	180,833	$22.88	244,001	$21.87
Issued	-	-	-	-
Exercised	-	-	(55,668)	19.31
Forfeited	-	-	(7,500)	21.20
Outstanding at end of period	180,833	22.88	180,833	22.88

SARs Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of April 2, 2022	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of April 2, 2022	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$20.20 - $26.30	180,333	1.9	$22.88	118,335	1.4	$23.30

The following tables set forth the outstanding stock awards for the period specified:

	Three Months Ended	Year Ended
	April 2, 2022	January 1, 2022
	Shares	Shares
Outstanding at beginning of period	27,300	25,000
Issued	36,200	27,300
Exercised	-	-
Forfeited	-	(25,000)
Outstanding at end of period	63,500	27,300

As of April 2, 2022, outstanding SARs and stock awards had an intrinsic value of $1,722,000.

Note I – Share Repurchase Program

On May 2, 2018, the Company announced that the Board of Directors of the Company had authorized a new program to repurchase up to 200,000 shares of the Company’s common stock. The Company’s share repurchase program does not obligate it to acquire the Company’s common stock at any specific cost per share.  Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Below is a summary of the Company’s share repurchases during the first quarter of 2022.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
Balance as of January 1, 2022	69,596	$25.89	69,596	130,404
January 2, 2022 - April 2, 2022	30,238	25.36	30,238	(30,238)
Balance as of April 2, 2022	99,834	$25.73	99,834	100,166

Note J – Revenue Recognition

The Company’s revenues result from the sale of goods and services and reflect the consideration to which the Company expects to be entitled.  The Company records revenues in accordance with FASB Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers”.  The Company has defined purchase orders as contracts in accordance with ASC Topic 606. For its customer contracts, the Company identifies its performance obligations, which are delivering goods or services, determines the transaction price, allocates the contract transaction price to the performance obligations (when applicable), and recognizes the revenue when (or as) the performance obligation is transferred to the customer.  A good or service is transferred when the customer obtains control of that good or service.  The Company’s revenues are recorded at a point in time from the sale of tangible products.  Revenues are recognized when products are shipped.

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

Note K - Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and in various states and foreign jurisdictions.  With limited exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2017 and is no longer subject to non-U.S. income tax examinations by foreign tax authorities for years prior to 2015.

The total amount of unrecognized tax benefits could increase or decrease within the next 12 months for several reasons, including the closure of federal, state, and foreign tax years by expiration of the statute of limitations and the recognition and measurement considerations under FASB ASC Topic 740, “Income Taxes.”  There have been no significant changes to the value of unrecognized tax benefits during the three months ended April 2, 2022.  The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will not increase or decrease significantly over the next twelve months.

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

Significant disclosures relating to these benefit plans for the first quarter of fiscal years 2022 and 2021 are as follows:

	Pension Benefits
	Three Months Ended
	April 2, 2022	April 3, 2021
Service cost	$269,744	$271,833
Interest cost	608,189	504,255
Expected return on plan assets	(1,460,661)	(1,448,674)
Amortization of prior service cost	16,563	24,845
Amortization of the net loss	390,075	432,539
Net periodic benefit	$(176,090)	$(215,202)

	Other Postretirement Benefits
	Three Months Ended
	April 2, 2022	April 3, 2021
Service cost	13,323	13,626
Interest cost	10,988	9,842
Expected return on plan assets	(4,400)	(6,420)
Gain on significant event	-	-
Amortization of prior service cost	1,060	-
Amortization of the net loss	(2,054)	(3,094)
Net periodic benefit cost	$18,917	$13,954

The Company’s funding policy with respect to its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations.  In fiscal year 2022, the Company expects to contribute $300,000 into its pension plans and $50,000 into its postretirement plan. As of April 2, 2022, the Company has not made any contributions into its pension plans, has contributed $3,000 to its postretirement plan, and expects to make the remaining contributions as required during the remainder of the fiscal year.

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

The Company made contributions to the plan as follows:

	Three Months Ended
	April 2, 2022	April 3, 2021
Regular matching contribution	$210,939	$191,808
Transitional credit contribution	51,564	66,929
Non-discretionary contribution	343,377	534,675
Total contributions for the period	$605,880	$793,412

The non-discretionary contribution of $323,082 made in the three months ended April 2, 2022, was accrued for and expensed in the prior fiscal year.

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

Note N - Concentration of Risk

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk for the Company is its accounts receivable due from customers. The Company has established credit limits for customers and monitors their balances to mitigate the risk of loss.  As of April 2, 2022, there was one significant concentration of credit risk with a customer, who has receivables representing 10% of our total accounts receivable.  One single customer represented more than 11% of the Company’s net accounts receivable as of January 1, 2022.  The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable.

The Company has deposits that exceed amounts up to $250,000 that are insured by the Federal Deposit Insurance Corporation (FDIC), but the Company does not consider this a significant concentration of credit risk based on the strength of the financial institution.

Interest Rate Risk

The Company’s exposure to the risk of changes in market interest rates relates primarily to the Company’s debt, which bears interest at variable rates based on the LIBOR rate plus a margin spread of 1.25% to 2.25%. The Company has an interest rate swap with a notional amount of $42.8 million on April 2, 2022, to convert a portion of the borrowing under the Credit Agreement from variable to fixed rates. The valuation of this swap is determined using the one-month LIBOR rate index and mitigates the Company's exposure to interest rate risk.  Additionally, interest rates on the Company's debt are susceptible to changes to the method that LIBOR rates are determined and to the potential phasing out of LIBOR after 2021.  The potential phasing out of LIBOR is discussed in greater detail in Note G — Debt hereof and under the heading “The phaseout of the London Interbank Offered Rate (LIBOR), or the replacement of LIBOR with a different reference rate, may adversely affect interest rates” in Part II, Item 8 of the 2021 Form 10-K.

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in the financial position and results of operations of The Eastern Company (together with its consolidated subsidiaries, the “Company,” “we,” “us” or “our”) for the quarter ended April 2, 2022. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended January 1, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2022, which was filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2022 (the “2021 Form 10-K”).

The Company’s fiscal year is a 52-53-week fiscal year ending on the Saturday nearest to December 31. References to 2021 or the 2021 fiscal year mean the 52-week period ended on January 1, 2022, and references to 2022 or the 2022 fiscal year mean the 52-week period ending on December 31, 2022. In a 52-week fiscal year, each quarter has 13 weeks.   References to the first quarter of 2021, the first fiscal quarter of 2021 or the three months ended April 3, 2021, mean the period from January 3, 2021 to April 3, 2021. References to the first quarter of 2022, the first fiscal quarter of 2022 or the three months ended April 2, 2022, mean the 13-week period from January 2, 2022 to April 2, 2022.

Safe Harbor for Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q of the Company that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.   Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms or variations of those terms or the negative of those terms. There are many factors that affect the Company’s business and the results of its operations and that may cause the actual results of operations in future periods to differ materially from those currently expected or anticipated. These factors include the scope and duration of the COVID-19 pandemic, including timing of the distribution of  COVID-19 vaccines and rates of vaccination, the extent of resurgences,, the emergence of additional virus variants and how quickly and to what extent normal economic activity can resume, and economic effects of the COVID-19 pandemic, including supply chain disruptions, cost inflation, delays in delivery of our products to our customers, impact on demand for our products, reductions in production levels, increased costs, including costs of raw materials, the impact on global economic conditions, the availability, terms and cost of financing, including borrowings under credit arrangements or agreements, and risks associated with employees working remotely or operating with reduced workforce. Other factors include, but are not limited to risks associated with doing business overseas, including fluctuations in exchange rates and the inability to repatriate foreign cash, the impact on cost structure and on economic conditions as a result of actual and threatened increases in trade tariffs and the impact of political, economic and social instability; restrictions on operating flexibility imposed by the agreement governing our credit facility; the inability to achieve the savings expected from global sourcing of materials; the impact of higher raw material and component costs, including the impact of supply chain shortages and inflation, particularly steel, plastics, scrap iron, zinc, copper and electronic components; lower-cost competition; our ability to design, introduce and sell new products and related components; market acceptance of our products;  the inability to attain expected benefits from acquisitions or the inability to effectively integrate such acquisitions and achieve expected synergies; domestic and international economic conditions, including the impact, length and degree of economic downturns on the customers and markets we serve and more specifically conditions in the automotive, construction, aerospace, energy, oil and gas, transportation, electronic, and general industrial markets; costs and liabilities associated with environmental compliance; the impact of climate change or terrorist threats and the possible responses by the U.S. and foreign governments; failure to protect our intellectual property; cyberattacks; materially adverse or unanticipated legal judgments, fines, penalties or settlements; and other risks identified and discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the 2021 Form 10-K and that may be identified from time to time in our quarterly reports on Form 10-Q, current reports on Form 8-K and other filings we make with the SEC.  Although the Company believes it has an appropriate business strategy and the resources necessary for its operations, future revenue and margin trends cannot be reliably predicted and the Company may alter its business strategies to address changing conditions. Also, the Company makes estimates and assumptions that may materially affect reported amounts and disclosures. These relate to valuation allowances for accounts receivable and excess and obsolete inventories, accruals for pensions and other postretirement benefits (including forecasted future cost increases and returns on plan assets), provisions for depreciation (estimating useful lives), uncertain tax positions, and, on occasion, accruals for contingent losses. The Company undertakes no obligation to update, alter, or otherwise revise any forward-looking statements, whether written or oral, that may be made from time to time, whether as a result of new information, future events, or otherwise, except as required by law.

Overview

COVID-19 Update

The COVID-19 pandemic has affected our businesses, including our supply chain, our operations, the labor force, and rising costs throughout 2021 and into 2022.  We continue to follow CDC guidelines, including the use of proper personal protection equipment, social distancing, and sanitizing work areas.  As a result of these measures, the COVID pandemic had minimal impact on our capacity utilization at most of our production facilities in the first quarter of 2022. Many of the Company’s employees have received COVID-19 vaccinations, and we will continue to encourage our workforce to get vaccinated.  In the second quarter of 2022, we are experiencing interruptions in China of our operations and supply base as a result of another variant of COVID-19 and the response to minimize its spread. A more significant resurgence of the COVID-19 pandemic or development of additional severe or highly contagious variants could cause further disruptions in our business and could adversely affect our financial condition, results of operations and cash flow.

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

To the extent our operations will be further affected by COVID-19 in 2022 is dependent on future developments including new COVID variants, effectiveness of vaccines, new medication, and government restrictions.  All these factors could result in further supply chain shortages and resulting cost inflation, increased operating cost, difficulty in finding workers, continued port congestion, and higher shipping costs.  With the inherent uncertainty of the COVID-19 pandemic it is difficult to predict with any confidence the likely impact of the COVID-19 pandemic on our future operations and the extent of the effects it could have on our consolidated business, results of operations and financial condition. For a discussion of certain COVID-19-related risks, see Part I, Item 1A, “Risk Factors”, of the 2021 Form 10-K.

General Overview

The following analysis excludes discontinued operations.

Net sales in the first quarter of 2022 increased 12% to $69.0 million from $61.8 million in the corresponding period in 2021. Sales increased in the first quarter due to increased demand for truck accessories and automotive returnable transport packaging products as well as from distributors.  Our returnable transport packaging sales benefit from the increase in new automotive product launches, including several electric vehicle launches. Our backlog as of April 2, 2022 was up 23% to $85.8 million from $69.7 million as of April 3, 2021.

Net sales of existing products increased 4% in the first quarter of 2022 compared to the corresponding period in 2021. Price increases and new products increased net sales by 8% in the first quarter of 2022 compared to the corresponding period in 2021. New products included various truck mirror assemblies, rotary latches, D-rings, and mirror cams. Price increases primarily reflect our efforts to recover an increase in raw material and freight costs.

Cost of products sold increased $8.2 million, or 18%, in the first quarter of 2022 compared to the corresponding period in 2021. The increase is primarily due to higher sales volume, as well as increases in the cost of materials and freight rates. The cost of several frequently used raw materials have increased significantly, year-over-year. For example, the cost of most common forms of cold-rolled steel increased 21% between the first quarter of 2021 and the first quarter of 2022; nickel increased 41%; and copper and zinc increased 22% and 33% respectively. Additionally, our freight costs increased $0.4 million, or 18%, in the first quarter of 2022 when compared to the corresponding period in 2021. This increase is due to increased sales volume as shipping demand has exceeded available carriers’ capacity. Price increases to our customers recovered a portion of the increase in raw material costs and freight rates. Finally, the Company paid tariff costs on China-sourced products of approximately $0.6 million in the first quarter of 2022, compared to $0.6 million in the first quarter of fiscal 2021. Most tariffs on China-sourced products have been recovered through price increases.

Gross margin as a percent of sales was 21% in the first quarter of fiscal 2022 compared to 25% in the first quarter of fiscal 2021. Our gross margin in the first quarter of fiscal 2022 reflects the rapid increase in raw material prices.

Product development expense increased $0.2 million, or 18% in the first quarter of 2022 when compared to the corresponding period in 2021. As a percentage of net sales, product development costs were 1.7% for the first quarter of 2022 and 1.6% for the corresponding period in 2021.

Selling and administrative expense increased $0.9 million, or 10%, in the first quarter of 2022 when compared to the corresponding period in 2021 primarily due to increased commissions and other selling costs, payroll-related expenses, and travel costs. This increase in selling expenses reflect both the increase in sales as well as our investments in sales capabilities.

Interest expense decreased $0.1 million in the first quarter of 2022 compared to the corresponding period in 2021.

Other income was down $1.9 million in the first quarter of 2022 compared to the corresponding period in 2021. The decrease in other income of $1.9 million in the first quarter was primarily driven by a gain on the sale of the Eberhard Hardware Ltd. building of $1.8 million in the first quarter of 2021.

Net income from continuing operations for the first quarter of fiscal 2022 was $2.7 million, or $0.43 per diluted share compared to net income of $5.7 million, or $0.90 per diluted share for the comparable period in 2021.

A more detailed analysis of the Company’s results of operations and financial condition follows:

Results of Operations

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of operations as a percentage of net sales:

	Three Months Ended
	April 2, 2022	April 3, 2021

Net sales	100.0%	100.0%
Cost of products sold	78.9%	74.9%
Gross margin	21.1%	25.1%
Product development expense	1.7%	1.6%
Selling and administrative expense	14.3%	14.5%
Operating Profit	5.1%	9.0%

The following table shows the change in sales and operating profit for the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021 (dollars in thousands):

Net Sales	$7,241

Volume	3.4%
Price	2.9%
New products	5.4%
11.7%

Operating Profit	$(2,034)

Liquidity and Sources of Capital

The Company consumed approximately $3.6 million of cash from continuing operations during the first three months of fiscal 2022 compared to generating approximately $1.3 million during the first three months of fiscal 2021. Cash flow from operations in the first three months of 2022 was lower when compared to the corresponding period last year primarily due to an increase in inventory and accounts receivable partially offset by an increase in accounts payable. The effects of the COVID-19 pandemic are continuing to impact the supply chain and as a result inventories and accounts payable have increased due to increased shipping time, port congestion, and selective pre-buying of raw materials to ensure availability and mitigate the impact of likely future inflationary price increases. Cash flow from operations coupled with cash at the beginning of the 2022 fiscal year and the proceeds from the line of credit were sufficient to fund capital expenditures, debt service, and dividend payments for the first three months of  2022.  On April 8, 2022, the Company drew down an additional $5.0 million on its revolving credit facility to support ongoing working capital requirements brought on by current supply chain constraints. The Company has $10.0 million available on its revolving line of credit.  See Note G - Debt for further discussion on the Company’s debt facilities.

Additions to property, plant and equipment for continuing operations were approximately $0.6 million for the first three months of 2022 and $0.6 million for the first three months of 2021. Additionally, in the first three months of 2022 the company received proceeds of $1.3 million from the sale of one of its properties compared to $2.0 million from the sale of one of its facilities in Canada during the first three months of 2021. As of April 2, 2022, there were approximately $0.2 million of outstanding commitments for capital expenditures.

The following table shows key financial ratios at the end of each specified period:

	First Quarter 2022	First Quarter 2021	Fiscal Year 2021
Current ratio	2.7	2.6	2.5
Average days’ sales in accounts receivable	63	63	64
Inventory turnover	3.2	4.3	3.0
Total debt to shareholders’ equity	63.2%	79.0%	62.2%

The following table shows important liquidity measures as of the balance sheet date for each specified period (in millions):

	First	First	Fiscal
	Quarter	Quarter	Year
	2022	2021	2021
Cash and cash equivalents
- Held in the United States	$2.3	$8.0	$4.3
- Held by a foreign subsidiary	2.9	9.5	2.3
	5.2	17.5	6.6

Working capital	83.2	61.5	74.1
Net cash (used in) provided by operating activities	(3.6)	1.3	(7.8)
Change in working capital impact on net cash used in operating activities	(8.8)	(4.3)	(22.9)
Net cash provided by investing activities	1.0	1.3	13.6
Net cash provided by (used in) financing activities	1.6	(1.9)	(20.3)

Inventories of $67.8 million as of April 2, 2022, represent an increase of 7.8% as compared to $62.9 million at the end of fiscal year 2021 and an increase of 56.0% as compared to $43.4 million at the end of the first quarter of fiscal 2021. Accounts receivable, less allowances, were $47.0 million as of April 2, 2022, as compared to $43.2 million at 2021 fiscal year end and $42.2 million at the end of the first quarter of fiscal 2021.

Cash, cash flow from operating activities and funds available under the revolving credit portion of the Credit Agreement are expected to be sufficient to cover future foreseeable working capital requirements. However, the Company cannot provide any assurances of the availability of future financing or the terms on which it might be available. In addition, the interest rate on borrowings under the Credit Agreement varies based on our senior net leverage ratio, and the Credit Agreement requires us to maintain a senior net leverage ratio not to exceed 4.25 to 1 and a fixed charge coverage ratio to be not less than 1.25 to 1. A decrease in earnings due to the impact of COVID-19 or the resulting harm to the financial condition of our customers or economic conditions generally, or an increase in indebtedness incurred to offset such a decrease in earnings, would have a negative impact on our senior net leverage ratio and our fixed charge coverage ratio, which in turn would increase the cost of borrowing under the Credit Agreement and could cause us to fail to comply with the covenants under our Credit Agreement.

As of the end of the fiscal quarter ended April 2, 2022, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. For a full description of our critical accounting policies, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the 2021 Form 10-K. While there have been no material changes to our critical accounting estimates, we continue to monitor the methodologies and assumptions underlying such critical accounting estimates.

Non-GAAP Financial Measures

The non-GAAP financial measures we provide in this report should be viewed in addition to, and not as an alternative for, results prepared in accordance with U.S. GAAP.

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

Adjusted Net Income from Continuing Operations is defined as net income from continuing operations excluding, when incurred, certain one-time costs arising from the impacts of impairment losses, gains/losses on the sale of subsidiaries and facilities, transaction expenses primarily relating to acquisitions and divestitures, factory start-up costs, factory relocation expenses and restructuring costs.  Adjusted Net Income from Continuing Operations is a tool that can assist management and investors in comparing our performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our underlying operating performance.

Adjusted Earnings Per Share from Continuing Operations is defined as diluted earnings per share from continuing operations excluding, when incurred, certain per share one-time costs arising from, for example, the impacts of impairment losses, gains/losses on the sale of subsidiaries and facilities, transaction expenses primarily relating to acquisitions and divestitures, factory start-up costs, factory relocation expenses and restructuring costs.  We believe that Adjusted Earnings Per Share from Continuing Operations provides important comparability of underlying operational results, allowing investors and management to access operating performance on a consistent basis.

Adjusted EBITDA from Continuing Operations is defined as net income from continuing operations before interest expense, provision for income taxes, and depreciation and amortization and excluding, when incurred, the impacts of certain one-time costs arising from impairment losses, gains/losses on sale of subsidiaries and facilities, transaction expenses primarily relating to acquisitions and divestitures, factory start-up costs, factory relocation expenses and restructuring expenses.  Adjusted EBITDA from Continuing Operations is a tool that can assist management and investors in comparing our performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our underlying operations.

Management uses such measures to evaluate performance period-over-period, to analyze the underlying trends in our business, to assess our performance relative to our competitors, and to establish operational goals and forecasts that are used in allocating resources. These financial measures should not be considered in isolation from, or as a replacement for, U.S. GAAP financial measures.

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

Reconciliation of Non-GAAP Measures

Adjusted Net Income and EPS from Continuing Operations Calculation

For the Three Months ended April 2, 2022 and April 3, 2021

($000's)

	Three Months Ended
	April 2, 2022		April 3, 2021
Net income from continuing operations as reported per generally accepted accounting principles (GAAP)	$2,686		$5,679

Earnings per share from continuing operations as reported under generally accepted accounting principles (GAAP):

Basic	$0.43		$0.91
Diluted	$0.43		$0.90

Adjustments:
Gain on sale of Eberhard Hardware Ltd building, net of tax	-		(1,353	)A
Loss on sale of Wheeling, IL building, net of tax	202	B	-
Total adjustments (non-GAAP)	$202		$(1,353)

Adjusted net income from continuing operations	$2,888		$4,326

Adjusted earnings per share from continuing operations (non-GAAP):

Basic	$0.46		$0.69
Diluted	$0.46		$0.69

A) Gain on sale of Eberhard Hardware Ltd building

B) Loss on sale of ILC building in Wheeling, IL

Reconciliation of Non-GAAP Measures

Adjusted EBITDA from Continuing Operations Calculation

For the Three Months ended April 2, 2022 and April 3, 2021

($000's)

	Three Months Ended
	April 2, 2022		April 3, 2021

Net income from continuing operations as reported per generally accepted accounting principles (GAAP)	$2,686		$5,679

Interest expense	434		527
Provision for income taxes	881		1,768
Depreciation and amortization	1,830		1,810
Gain on sale of Eberhard Hardware Ltd Building	-		(1,841	)A
Loss on sale of Wheeling, IL building	269	B	-
Adjusted EBITDA from continuing operations	$6,100		$7,943

A) Gain on sale of Eberhard Hardware Ltd building

B) Loss on sale of ILC building in Wheeling, IL

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of the Company’s status as a smaller reporting company pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is not required to provide information under this Item 3.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of April 2, 2022, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 240.15d-15(e)) pursuant to Exchange Act Rule 13a-15.  As defined in Exchange Act Rules 240.13a-15(e) and 240.15d-15(e), “the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure”.

The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO have concluded that these controls and procedures are effective at the “reasonable assurance” level as of April 2, 2022.

Changes in Internal Control Over Financial Reporting:

During the period covered by this Quarterly Report on Form 10-Q, there were no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company is a party to various legal proceedings from time to time related to its normal business operations.  As of the end of the quarter ended April 2, 2022, the Company does not have any material pending legal proceedings, other than as set forth in Part I, Item 3 of the 2021 Form 10-K, or any material legal proceedings known to be contemplated by governmental authorities.

ITEM 1A – RISK FACTORS

The Company’s business is subject to several risks, some of which are beyond its control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the Company’s shareholders should carefully consider the risk factors discussed in Part I, Item 1A “Risk Factors” of the 2021 Form 10-K.  These risk factors could have a material adverse effect on the Company’s business, results of operations, financial condition and/or liquidity and could cause our operating results to vary significantly from period to period. As of April 2, 2022, there have been no material changes to the risk factors disclosed in the 2021 Form 10-K. The Company may disclose changes to such risk factors or disclose additional risk factors from time to time in its future filings with the SEC.  Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition, or operating results.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 2, 2018, the Company announced that the Board had authorized a new program to repurchase up to 200,000 shares of the Company’s common stock. The Company’s share repurchase program does not obligate it to acquire the Company’s common stock at any specific cost per share.  Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.  Below is a summary of the Company’s share repurchases during the first fiscal quarter of 2022.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
January 2, 2022 – January 29, 2022	10,000	26.33	10,000	120,404

January 30, 2022 – February 26, 2022	10,000	25.13	10,000	110,404

February 27, 2022 – April 2, 2022	10,238	24.64	10,238	100,166

Total	30,238	$25.36	30,238	100,166

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

3.1)	Restated Certificate of Incorporation of the Company, as amended (conformed copy) (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2020).

3.2)	Amended and Restated By-Laws of the Company, as amended through March 11, 2022 (incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed on March 11, 2022).

10.1)

Termination Agreement, dated as of January 14, 2022, between the Company and James P. Woidke (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 19, 2022.

10.2)	Termination Agreement, dated as of March 16, 2022, between the Company and Peter O’Hara (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 17, 2022).

10.3)	Offer Letter, dated as of March 16, 2022, between the Company and Peter O’Hara.*

31)	Certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32)	Certifications pursuant to Rule 13a-14(b) and 18 USC 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101)

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended April 2, 2022 and April 3, 2021; (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three ended April 2, 2022, and April 3, 2021; (iii) Condensed Consolidated Balance Sheets (Unaudited) as of April 2, 2022 and January 1, 2022; (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended April 2, 2022 and April 3, 2021; and (iv) Notes to the Condensed Consolidated Financial Statements (Unaudited).**

104)	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101). **

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE EASTERN COMPANY
(Registrant)

DATE: May 9, 2022	/s/August M. Vlak
August M. Vlak President and Chief Executive Officer

DATE: May 9, 2022	/s/John L. Sullivan III
John L. Sullivan III Vice President and Chief Financial Officer

