Form 10-Q
period 2022-07-02
EASTERN CO
filed 2022-08-08
CIK 31107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended July 2, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________________ to _______________

Commission File Number 001-35383

THE EASTERN COMPANY
(Exact name of registrant as specified in its charter)

Connecticut	06-0330020
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

112 Bridge Street, Naugatuck, Connecticut	06770
(Address of principal executive offices)	(Zip Code)

(203)-729-2255
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, No Par Value	EML	NASDAQ Global Market

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

As of July 2, 2022, 6,217,164 shares of the registrant’s common stock, no par value per share, were issued and outstanding.

The Eastern Company

Form 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 2, 2022

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net sales	$69,540,054	$61,247,592	$138,554,702	$123,021,025
Cost of products sold	(53,552,232)	(47,270,990)	(107,991,200)	(93,535,153)
Gross margin	15,987,822	13,976,602	30,563,502	29,485,872

Product development expense	(959,364)	(1,088,380)	(2,156,372)	(2,105,942)
Selling general and administrative expenses	(10,141,815)	(9,375,537)	(20,007,429)	(18,319,931)
Operating profit	4,886,643	3,512,685	8,399,701	9,059,999

Interest expense	(503,787)	(434,147)	(938,121)	(961,291)
Other income	511,810	525,124	1,000,330	2,951,873
Income from continuing operations before income taxes	4,894,666	3,603,662	8,461,910	11,050,581

Income tax expense	(1,193,877)	(848,302)	(2,075,002)	(2,601,424)
Net income from continuing operations	3,700,789	2,755,360	6,386,908	8,449,157

Discontinued Operations (see note B)
Gain from operations of discontinued operations	459,563	1,128,286	930,749	1,339,467
Loss on classification as held for sale		(10,583,078)		(10,583,078)
Income tax (expense) benefit	(123,737)	2,225,658	(250,604)	2,175,946
Gain (loss) from discontinued operations	335,826	(7,229,134)	680,145	(7,067,665)

Net income (loss)	$4,036,615	$(4,473,774)	$7,067,053	$1,381,491

Earnings per share from continuing operations:
Basic	$0.59	$0.44	$1.02	$1.35

Diluted	$0.59	$0.44	$1.02	$1.35

Earnings (loss) per share from discontinued operations:
Basic	$0.06	$(1.15)	$0.11	$(1.13)

Diluted	$0.06	$(1.15)	$0.11	$(1.13)

Total earnings (loss) per share:
Basic	$0.65	$(0.71)	$1.13	$0.22

Diluted	$0.65	$(0.71)	$1.13	$0.22

Cash dividends per share:	$0.11	$0.11	$0.22	$0.22

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net income (loss)	$4,036,615	$(4,473,774)	$7,067,053	$1,381,491
Other comprehensive income (loss):

Change in foreign currency translation	(1,173,177)	363,848	(970,896)	284,795

Change in fair value of interest rate swap, net of tax cost (benefit) of:
2022 - $93,659 and $427,294 respectively; 2021 - $26,535 and $157,036 respectively	296,588	84,030	1,353,099	497,275

Change in pension and postretirement benefit costs, net of taxes of:
2022 - $92,235 and $184,470 respectively; 2021 - $107,961 and $200,155 respectively	313,409	346,329	626,817	642,073
Total other comprehensive income (loss)	(563,180)	794,207	1,009,020	1,424,143
Comprehensive income (loss)	$3,473,435	$(3,679,567)	$8,076,073	$2,805,634

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 2, 2022	January 1, 2022
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$7,106,344	$6,168,304
Accounts receivable, less allowances: 2022 - $545,073; 2021 - $515,000	46,252,585	43,151,500
Inventories	67,689,722	62,862,342
Current portion of notes receivable	874,186	1,027,125
Prepaid expenses and other assets	8,191,519	6,943,691
Current assets held for sale	5,043,663	3,521,899
Total Current Assets	135,158,019	123,674,861

Property, Plant and Equipment	55,306,643	56,935,080
Accumulated depreciation	(29,248,062)	(28,631,329)
Property, Plant and Equipment, Net	26,058,581	28,303,751

Goodwill	72,114,853	72,211,873
Trademarks	5,489,068	5,409,720
Patents and other intangibles net of accumulated amortization	20,837,033	22,863,497
Long term notes receivable, less current portion	2,450,805	2,726,698
Right of Use Assets	12,833,246	11,138,535
Total Other Assets	113,725,005	114,350,323

TOTAL ASSETS	$274,941,605	$266,328,935

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 2, 2022	January 1, 2022
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$29,624,251	$29,633,974
Accrued compensation	2,689,074	4,375,867
Other accrued expenses	1,602,455	4,808,000
Current portion of lease liability	3,019,573	2,664,895
Current portion of long-term debt	7,500,000	7,500,000
Current liabilities held for sale	1,097,757	580,990
Total Current Liabilities	45,533,110	49,563,726

Deferred income taxes	1,151,759	1,151,759
Other long-term liabilities	668,354	668,354
Lease liability	9,879,742	8,639,339
Long-term debt, less current portion	70,102,231	63,813,522
Accrued postretirement benefits	1,315,350	1,284,589
Accrued pension cost	25,993,583	26,605,382
Total Liabilities	154,644,129	151,726,671

Shareholders’ Equity
Voting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Nonvoting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Common Stock, no par value, Authorized: 50,000,000 shares	33,034,627	32,620,008
Issued: 9,041,489 shares in 2022 and 9,029,852 shares in 2021
Outstanding: 6,217,164 shares in 2022 and 6,265,527 shares in 2021
Treasury Stock: 2,824,325 shares in 2022 and 2,764,325 shares in 2021	(22,330,991)	(20,907,613)
Retained earnings	135,117,576	129,422,625
Accumulated other comprehensive income (loss):
Foreign currency translation	(152,450)	818,446
Unrealized gain (loss) on interest rate swap, net of tax	997,111	(355,988)
Unrecognized net pension and postretirement benefit costs, net of tax	(26,368,397)	(26,995,214)
Accumulated other comprehensive loss	(25,523,736)	(26,532,756)
Total Shareholders’ Equity	120,297,476	114,602,264
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$274,941,605	$266,328,935

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	July 2, 2022	July 3, 2021
Operating Activities
Net income	$7,067,053	$1,381,491
Less: gain (loss) from discontinued operations	680,145	(7,067,665)
Income from continuing operations	$6,386,908	$8,449,156
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,632,317	3,531,159
Unrecognized pension and postretirement benefits	81,210	(1,722,275)
Loss (gain) on sale of equipment and other assets	276,250	(1,555,983)
Provision for doubtful accounts	39,437	73,097
Stock compensation expense	414,619	680,014
Changes in operating assets and liabilities:
Accounts receivable	(3,302,349)	(3,343,695)
Inventories	(5,237,113)	(5,763,475)
Prepaid expenses and other	(1,228,182)	(3,057,099)
Other assets	58,576	(143,156)
Accounts payable	(100,497)	6,047,550
Accrued compensation	(1,711,069)	(144,509)
Other accrued expenses	(1,812,968)	1,215,384
Net cash (used in) provided by operating activities	(2,502,861)	4,266,168

Investing Activities
Payments received from notes receivable	428,832	629,912
Proceeds from sale of equipment	1,371,073	2,044,167
Purchases of property, plant and equipment	(1,140,728)	(1,810,434)
Net cash provided by investing activities	659,177	863,645

Financing Activities
Proceeds from short term borrowings (revolver)	10,000,000	—
Principal payments on long-term debt	(3,767,866)	(2,336,564)
Financing leases, net	(126,547)	169,765
Purchase common stock for treasury	(1,423,378)	—
Dividends paid	(1,372,101)	(1,375,509)
Net cash provided by (used in) financing activities	3,310,108	(3,542,308)

Discontinued Operations
Cash (used in) provided by operating activities	(717,668)	1,261,868
Cash used in investing activities	-	(571,945)
Cash (used in) provided by discontinued operations	(717,668)	689,923

Effect of exchange rate changes on cash	(160,653)	147,050
Net change in cash and cash equivalents	588,103	2,424,478

Cash and cash equivalents at beginning of period	6,602,429	16,101,635
Cash and cash equivalents at end of period ¹	$7,190,532	$18,526,113

Supplemental disclosure of cash flow information:
Interest	$1,012,157	$1,264,023
Income taxes	1,647,375	284,075

Non-cash investing and financing activities
Right of use asset	1,694,711	(484,797)
Lease liability	(1,595,081)	315,032

¹ includes cash from assets held for sale of $0.1 million as of July 2, 2022 and $1.6 million as of July 3, 2021

See accompanying notes

THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

July 2, 2022

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

The Company’s fiscal year is a 52-53-week fiscal year ending on the Saturday nearest to December 31. References to 2021 or the 2021 fiscal year mean the 52-week period ended on January 1, 2022, and references to 2022 or the 2022 fiscal year mean the 52-week period ending on December 31, 2022. In a 52-week fiscal year, each quarter has 13 weeks.  References to the second quarter of 2021, the second fiscal quarter of 2021 or the three months ended July 3, 2021 mean the period from April 4, 2021 to July 3, 2021. References to the second quarter of 2022, the second fiscal quarter of 2022 or the three months ended July 2, 2022, mean the 13-week period from April 3, 2022 to July 2, 2022.

Certain amounts in the financial statements have been reclassified to conform with the current presentation with no impact or change to previously reported net income or shareholder’s equity.

Note B – Discontinued Operations

In the second quarter of 2021, the Company determined that the companies included in our former Diversified Products segment no longer fit with our long-term strategy and the Company initiated the process of selling the companies within the Diversified Products segment.  We believe that selling the companies within this segment will allow management to focus on our core capabilities and offerings.

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

Summarized Financial Information of Discontinued Operations

The following table represents income from discontinued operations, net of tax:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$2,473,201	$13,693,457	$4,840,427	$25,017,899
Cost of products sold	(1,683,295)	(11,139,886)	(3,287,057)	(21,044,606)
Gross margin	789,906	2,553,571	1,553,370	3,973,293

Selling, general and administrative expenses	(289,497)	(1,280,570)	(546,557)	(2,313,397)
Restructuring costs		(10,583,078)		(10,583,078)
Operating income (loss)	500,409	(9,310,077)	1,006,813	(8,923,182)

Interest expense	(40,846)	(144,715)	(76,064)	(320,429)
Gain (Loss) from discontinued operations before income taxes	459,563	(9,454,792)	930,749	(9,243,611)

Income tax (expense) benefit	(123,737)	2,225,658	(250,604)	2,175,946
Income (loss) from discontinued operations, net of tax	$335,826	$(7,229,134)	$680,145	$(7,067,665)

The following table represents the assets and liabilities from discontinued operations:

	July 2, 2022	January 1, 2022
	(unaudited)
Cash	$84,186	$434,126
Accounts receivable	1,097,596	1,153,274
Inventory	3,031,820	1,258,032
Prepaid expenses	24,022	59,850
Property, plant and equipment, net	550,601	591,920
Right of use assets	255,438	24,697
Total assets of discontinued operations¹	$5,043,663	$3,521,899

Accounts payable	$409,295	$167,794
Accrued compensation and other accrued expenses	433,023	388,499
Current portion of lease liability	92,887	24,697
Other long-term liabilities	162,552	-
Total liabilities of discontinued operations¹	$1,097,757	$580,990

¹ The total assets and liabilities of discontinued operations are presented as current in the July 2, 2022 and January 1, 2022 balance sheets as we expect to sell the discontinued operations and collect proceeds within one year of the applicable balance sheet date.

Note C – Earnings Per Share

The denominators used to calculate earnings per share are as follows:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Basic:
Weighted average shares outstanding	6,222,818	6,259,654	6,235,231	6,253,996

Diluted:
Weighted average shares outstanding	6,222,818	6,259,654	6,235,231	6,253,996
Dilutive stock appreciation rights	14,102	17,751	14,102	17,751
Denominator for diluted earnings per share	6,236,920	6,277,405	6,249,333	6,271,747

Note D – Inventories

Inventories from continuing operations consist of the following components:

	July 2, 2022	January 1, 2022

Raw material and component parts	$27,042,024	$25,113,487
Work in process	10,375,986	9,636,009
Finished goods	30,271,712	28,112,846
Total inventories	$67,689,722	$62,862,342

Note E - Goodwill

The aggregate carrying amount of goodwill from continuing operations is approximately $72.1 million as of July 2, 2022. No impairment was recognized in the second quarter of 2022.

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

Currently, the Company has 25 operating leases and three finance leases with a lease liability of $13.2 million as of July 2, 2022.  The finance lease arrangements are immaterial.  The terms and conditions of the leases are determined by the individual agreements.  The leases do not contain residual value guarantees, restrictions, or covenants that could cause the Company to incur additional financial obligations.  There are no related party lease transactions.  There are no leases that have not yet commenced that could create significant rights and obligations for the Company.

Total lease expense for each of the next five fiscal years is estimated to be as follows: remainder of 2022 - $1.6 million; 2023 - $3.0 million; 2024 - $2.6 million; 2025 - $1.6 million; 2026 - $1.3 million; and $3.1 million thereafter.  The weighted average remaining lease term is 5.8 years. The implicit interest rate used was 5.0%.

Note G - Debt

On August 30, 2019, the Company entered into a credit agreement with Santander Bank, N.A., for itself, People’s United Bank, National Association and TD Bank, N.A. as lenders (the “Credit Agreement”), that included a $100 million term portion and a $20 million revolving commitment portion. Proceeds of the term loan were used to repay the Company’s remaining outstanding term loan (and to terminate its existing credit facility) with People’s United Bank, N.A. (approximately $19 million) and to acquire certain subsidiaries of Big 3 Holdings, LLC (collectively “Big 3 Precision”). The term portion of the loan required quarterly principal payments of $1,250,000 for an 18-month period beginning December 31, 2019. The repayment amount then increased to $1,875,000 per quarter beginning September 30, 2021 and continuing through June 30, 2023. The repayment amount then increases to $2,500,000 per quarter beginning September 30, 2023 and continuing through June 30, 2024. The term loan is a 5-year loan with the remaining balance due on August 30, 2024. The revolving commitment portion has an annual commitment fee of 0.25% based on the unused portion of the revolver. The revolving commitment portion has a maturity date of August 30, 2024.  As of July 2, 2022, the Company has borrowed $10,000,000 on the revolving commitment portion of the facility at an interest rate of 2.59%.  The term loan bears interest at a variable rate based on the LIBOR rate plus an applicable margin of 1.25% to 2.25%, depending on the Company’s senior net leverage ratio. Borrowings under the revolving portion bear interest at a variable rate based on, at the Company’s election, a base rate plus an applicable margin of 0.25% to 1.25% or the LIBOR rate plus an applicable margin of 1.25% to 2.25%, with such margins determined based on the Company’s senior net leverage ratio.  The Company’s obligations under the Credit Agreement are secured by a lien on certain of the Company’s and its subsidiaries’ assets pursuant to a Pledge and Security Agreement, dated August 30, 2019, with Santander Bank, N.A., as administrative agent.

The Company’s loan covenants under the Credit Agreement require the Company to maintain a senior net leverage ratio not to exceed 4.25 to 1. In addition, the Company is required to maintain a fixed charge coverage ratio to be not less than 1.25 to 1.  The Company was in compliance with all of its covenants under the Credit Agreement on July 2, 2022, and through the date of filing this Form 10-Q.

On August 30, 2019, the Company entered an interest rate swap contract with Santander Bank, N.A., with an original notional amount of $50,000,000, which was equal to 50% of the outstanding balance of the term loan on that date. The Company has a fixed interest rate of 1.44% on the swap contract and will pay the difference between the fixed rate and LIBOR when LIBOR is below 1.44% and will receive interest when the LIBOR rate exceeds 1.44%. On July 2, 2022, the interest rate for approximately half ($25.9 million) of the term portion was 2.81%, using a one-month LIBOR rate, and 3.19% on the remaining balance ($41.9 million) of the term loan based on a one-month LIBOR rate.

The interest rates under the Credit Agreement and the interest rate swap contract are susceptible to changes to the method of determining LIBOR rates and to the phasing out of LIBOR.  Information regarding the phasing out of LIBOR is provided below.

On July 27, 2017, the Financial Conduct Authority (the “FCA”) (the authority that regulates LIBOR) announced that it would phase out LIBOR by the end of 2021. In December 2020, the ICE Benchmark Administration (the “IBA”) announced a market consultation regarding the extension of US dollar LIBOR tenors through June 30, 2023, which the FCA supports.  On March 5, 2021, the IBA released its feedback statement reporting the results of the market consultation.  Pursuant to its feedback statement, the IBA ceased publication of all settings of non-US dollar LIBOR and only the one-week and two-month U.S. dollar LIBOR settings on December 31, 2021, with the publication of the remaining U.S. dollar LIBOR settings scheduled to be discontinued after June 30, 2023.  The Alternative Reference Rates Committee (ARRC), a financial industry group convened by the Federal Reserve Board, has recommended the use of a secured overnight financing rate (“SOFR”) to replace LIBOR.  In addition, on March 15, 2022, the Adjustable Interest Rate Act (the “LIBOR Act”) was signed into law, which provided a replacement framework for outstanding financial contracts tied to LIBOR once LIBOR ceases to be published. The LIBOR Act provides a statutory mechanism and safe harbor that applies on a nationwide basis to replace LIBOR with a benchmark rate, selected by the Federal Reserve Board based on SOFR, for certain contracts that reference LIBOR and contain no or insufficient fallback provisions. The LIBOR Act preempts and supersedes any state or local law, statute, rule, regulation or standard relating to the selection or use of a benchmark replacement or related changes and allows parties that already have effective fallback provisions to opt out of the legislation. The difference between LIBOR and SOFR is that LIBOR is a forward-looking rate which means the interest rate is set at the beginning of the period with payment due at the end. SOFR is a backward-looking overnight rate which has implications for how interest and other payments are based.  Changes in the method of calculating the replacement of LIBOR with an alternative rate or benchmark are still in flux, and once an alternate rate is adopted, may adversely affect interest rates and result in higher borrowing costs. This could materially and adversely affect the Company’s results of operations, cash flows and liquidity. We cannot predict the effect of the potential changes to LIBOR or the establishment and use of alternative rates or benchmarks at this time.

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

Incentive stock options granted under the 2020 Plan must have exercise prices that are not less than 100% of the fair market value of the Company’s common stock on the dates the stock options are granted.  Restricted stock awards may also be granted to participants under the 2020 Plan with restrictions determined by the Compensation Committee of the Board.  Under the 2020 Plan, non-qualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Board. During the first six months of fiscal 2022, the Company granted 43,300 stock awards that were subject to the meeting of performance measurements.  The Company granted 27,300 stock awards in the first six months of fiscal 2021 that were subject to the meeting of performance measurements. For the first six months of fiscal 2022, the Company used assumptions which included an expected term of 4.0 years, volatility deviation between 47.15% to 47.70% and a risk-free rate between 2.04% to 2.66% for the purposes of measuring compensation under the Black Scholes Method.  For the first six months of fiscal 2021, the Company used several assumptions which included an expected term of 4.0 years, volatility deviation between 47.25% to 48.55% and a risk-free rate between 0.18% to 0.35% for the purposes of measuring compensation under the Black Scholes Method.

The 2020 Plan also permits the issuance of Stock Appreciation Rights (“SARs”).  The SARs are in the form of an option with a cashless exercise price equal to the difference between the fair value of the Company’s common stock at the date of grant and the fair value as of the exercise date resulting in the issuance of the Company’s common stock.  During the first six months of fiscal 2022 and 2021 the Company did not issue any SARs.

Stock-based compensation expense in connection with SARs previously granted to employees was approximately $136,000 and $100,000 in the second quarter of 2022 and the second quarter of 2021, respectively and was approximately $250,000 and $214,000 in the first six months of fiscal years 2022 and 2021, respectively.

As of July 2, 2022, there were 766,433 shares of Company common stock reserved and available for future grant under the 2020 Plan.

The following tables set forth the outstanding SARs for the period specified:

	Six Months Ended		Year Ended
	July 2, 2022		January 1, 2022
	Units	Weighted Average Exercise Price	Units	Weighted Average Exercise Price
Outstanding at beginning of period	180,833	$22.88	244,001	$21.87
Issued	-	-	-	-
Exercised	(16,667)	21.20	(55,668)	19.31
Forfeited	(13,000)	21.14	(7,500)	21.20
Outstanding at end of period	151,166	25.04	180,833	22.88

SARs Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of July 2, 2022	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of July 2, 2022	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$20.20 - $26.30	151,166	1.6	$25.04	120,166	1.1	$23.52

The following tables set forth the outstanding stock awards for the period specified:

	Six Months Ended	Year Ended
	July 2, 2022	January 1, 2022
	Units	Units
Outstanding at beginning of period	27,300	25,000
Issued	43,300	27,300
Exercised	-	-
Forfeited	(5,300)	(25,000)
Outstanding at end of period	65,300	27,300

As of July 2, 2022, outstanding SARs and stock awards had an intrinsic value of $1,337,000.

Note I – Share Repurchase Program

On May 2, 2018, the Company announced that the Board of Directors of the Company had authorized a new program to repurchase up to 200,000 shares of the Company’s common stock. The Company’s share repurchase program does not obligate it to acquire the Company’s common stock at any specific price per share.  Under this program, shares of common stock may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Below is a summary of the Company’s share repurchases during the second quarter of 2022.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
Balance as of April 2, 2022	99,834	$25.73	99,834	100,166

April 3, 2022 - July 2, 2022	29,762	22.06	29,762	(29,762)

Balance as of July 2, 2022	129,596	$24.89	129,596	70,404

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

The total amount of unrecognized tax benefits could increase or decrease within the next 12 months following July 2, 2022 for several reasons, including the closure of federal, state, and foreign tax years by expiration of the statute of limitations and the recognition and measurement considerations under FASB ASC Topic 740, “Income Taxes.”  There have been no significant changes to the value of unrecognized tax benefits during the six months ended July 2, 2022.  The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will not increase or decrease significantly over the next twelve months following July 2, 2022.

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

Significant disclosures relating to these benefit plans for the first three months and first six months 2022 and 2021 are as follows:

	Pension Benefits
	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Service cost	$269,743	$271,835	$539,487	$543,668
Interest cost	608,191	504,254	1,216,380	1,008,509
Expected return on plan assets	(1,460,661)	(1,448,675)	(2,921,322)	(2,897,349)
Amortization of prior service cost	16,563	24,845	33,126	49,690
Amortization of the net loss	390,075	432,536	780,150	865,075
Net periodic benefit	$(176,089)	$(215,205)	$(352,179)	$(430,407)

	Other Postretirement Benefits
	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Service cost	13,323	13,626	26,646	27,252
Interest cost	10,988	9,842	21,976	19,684
Expected return on plan assets	(4,400)	(6,420)	(8,800)	(12,840)
Amortization of prior service cost	1,060	—	2,120	—
Amortization of the net loss	(2,054)	(3,094)	(4,108)	(6,188)
Net periodic benefit cost	$18,917	$13,954	$37,834	$27,908

The Company’s funding policy with respect to its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations.  In 2022, the Company expects to contribute $300,000 into its pension plans and $50,000 into its postretirement plan. As of July 2, 2022, the Company has not made any contributions into its pension plans, has contributed $13,000 to its postretirement plan, and expects to make the remaining contributions as required during the remainder of the fiscal year.

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

The Company made contributions to the plan as follows:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Regular matching contribution	$161,714	$144,081	$372,654	$297,397
Transitional credit contribution	28,179	33,102	79,742	75,870
Non-discretionary contribution	16,769	14,895	360,146	362,484
Total contributions for the period	$206,662	$192,078	$812,542	$735,751

The non-discretionary contribution of $323,082 made in the six months ended July 2, 2022, was accrued for and expensed in the prior fiscal year.

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

Note N - Concentration of Risk

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk for the Company is its accounts receivable due from customers. The Company has established credit limits for customers and monitors their balances to mitigate the risk of loss.  As of July 2, 2022, there was one significant concentration of credit risk with a customer, who has receivables representing 11% of our total accounts receivable.  One single customer represented more than 11% of the Company’s net accounts receivable as of January 1, 2022.  The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable.

The Company has deposits that exceed amounts up to $250,000 that are insured by the Federal Deposit Insurance Corporation (FDIC), but the Company does not consider this a significant concentration of credit risk based on the strength of the financial institution.

Interest Rate Risk

The Company’s exposure to the risk of changes in market interest rates relates primarily to the Company’s debt, which bears interest at variable rates based on the LIBOR rate plus a margin spread of 1.25% to 2.25%. The Company has an interest rate swap with a notional amount of $41.9 million on July 2, 2022, to convert a portion of the borrowing under the Credit Agreement from variable to fixed rates. The valuation of this swap is determined using the one-month LIBOR rate index and mitigates the Company's exposure to interest rate risk.  Additionally, interest rates on the Company's debt are susceptible to changes to the method that LIBOR rates are determined and to the potential phasing out of LIBOR after 2021.  The potential phasing out of LIBOR is discussed in greater detail in Note G — Debt hereof and under the heading “The phaseout of the London Interbank Offered Rate (LIBOR), or the replacement of LIBOR with a different reference rate, may adversely affect interest rates” in Part I, Item 1A of the 2021 Form 10-K.

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in the financial position and results of operations of The Eastern Company (together with its consolidated subsidiaries, the “Company,” “we,” “us” or “our”) for the quarter ended July 2, 2022. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended January 1, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2022, which was filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2022 (the “2021 Form 10-K”).

The Company’s fiscal year is a 52-53-week fiscal year ending on the Saturday nearest to December 31. References to 2021 or the 2021 fiscal year mean the 52-week period ended on January 1, 2022, and references to 2022 or the 2022 fiscal year mean the 52-week period ending on December 31, 2022. In a 52-week fiscal year, each quarter has 13 weeks.   References to the second quarter of 2021, the second fiscal quarter of 2021 or the three months ended July 3, 2021, mean the period from April 4, 2021 to July 3, 2021. References to the second quarter of 2022, the second fiscal quarter of 2022 or the three months ended July 2, 2022, mean the 13-week period from April 3, 2022 to July 2, 2022. References to the first six months of 2021 or the six months ended July 3, 2021 mean the period from January 3, 2021 to July 3, 2021.  References to the first six months of 2022 or the six months ended July 2, 2022 mean the period from January 1, 2022 to July 2, 2022.

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

Overview

COVID-19 Update

The COVID-19 pandemic has affected our businesses, including our supply chain, our operations, the labor force, and costs throughout 2021 and into 2022.  We continue to follow CDC guidelines, including the use of proper personal protection equipment, social distancing, and sanitizing work areas.  As a result of these measures, the COVID pandemic had minimal impact on our North American capacity utilization at most of our production facilities in the second quarter of 2022. Many of the Company’s employees have received COVID-19 vaccinations, and we will continue to encourage our workforce to get vaccinated.  In the second quarter of 2022, we are experienced interruptions in China of our operations and supply base as a result of another variant of COVID-19 and the response to minimize its spread. A more significant resurgence of the COVID-19 pandemic or development of additional severe or highly contagious variants could cause further disruptions in our business and could adversely affect our financial condition, results of operations and cash flow.

During the past two years and continuing into 2022, the Company implemented a broad range of policies and procedures to ensure that employees at all our locations remain healthy. Steps that we have taken to reduce the risk of COVID-19 to our employees include, among others: protecting employee health by instructing employees to stay home if they exhibit symptoms of COVID-19; providing standard surgical masks and educating employees on hand hygiene to help stop the spread.  We maintain a clean work environment by frequently cleaning all touch points with products that meet EPA criteria for use against COVID-19; educating employees to clean their personal workspace at the beginning and the end of every shift; and providing hand sanitizer and disposable wipes.  We encourage social distancing, limit in-person meetings, reduced all non-essential workplace travel and continue to seek and implement additional methods to reduce the risk of COVID-19 to our employees.

the extent to which our operations will be further affected by COVID-19 in 2022 is dependent on future developments including new COVID variants, effectiveness of vaccines, new medication, and governmental restrictions.  All these factors could result in further supply chain shortages and resulting cost inflation, increased operating cost, difficulty in finding workers, continued port congestion, and higher shipping costs.  With the inherent uncertainty of the COVID-19 pandemic it is difficult to predict with any confidence the likely impact of the COVID-19 pandemic on our future operations and the extent of the effects it could have on our consolidated business, results of operations and financial condition. For a discussion of certain COVID-19-related risks, see Part I, Item 1A, “Risk Factors”, of the 2021 Form 10-K.

General Overview

The following analysis excludes discontinued operations.

Net sales in the second quarter of 2022 increased by 14% to $69.5 million from $61.2 million in the corresponding period in 2021. Net sales for the first six months of 2022 increased by 13% to $138.6 million from $123.0 million in the same period last year. Sales increased for both the second quarter and six-month periods due to increased demand for truck accessories and returnable transport packaging products as well as from distributors.  Our returnable transport packaging sales continue to benefit from the increase in new automotive product launches, including several electric vehicle launches. Our backlog as of July 2, 2022 decreased 0.4% to $82.8 million from $83.2 million as of July 3, 2021.

Net sales of existing products increased 9% in the second quarter of 2022 and 6% for the first six months of 2022 compared to the corresponding periods in 2021. Price increases and new products increased net sales by 5% in the second quarter and 7% in the first six months of 2022, compared to the corresponding periods in 2021. New products included various truck mirror assemblies, rotary latches, D-rings, and mirror cams. Price increases primarily reflect our efforts to recover increases in raw material and freight costs.

Cost of products sold increased by $6.3 million, or 13%, in the second quarter of 2022 and increased by $14.5 million, or 16% in the first six months of 2022 compared to the corresponding periods in 2021. The increases are primarily due to higher sales volume and increases in the cost of materials. The cost of several frequently used raw materials have increased significantly, year-over-year. For example, the cost of most common forms of cold-rolled steel increased 2% between the second quarter of 2021 and the second quarter of 2022; nickel increased 95%; and copper and zinc increased 5% and 41% respectively. Price increases to our customers recovered a portion of the increase in raw material costs. Finally, the Company paid tariff costs on China-sourced products of approximately $0.8 million and $1.3 million in the second quarter and first six months of 2022 respectively, compared to $0.8 million and $1.4 million in the second quarter and first six months of 2021 respectively. A significant portion of tariffs on China-sourced products have been recovered through price increases.

Gross margin as a percent of sales was 23% in the second quarter and 22% in the first six months of 2022 compared to 23% in the second quarter and 24% in the first six months of fiscal 2021. Our gross margins in the second quarter and first six months of 2022 reflect the impact of price increases to customers to recover increases in raw material costs.

Product development expense decreased $0.1 million, or 12% in the second quarter of 2022 and increased $0.1 million, or 2%, in the first six months of 2022 compared to the corresponding periods in 2021. As a percentage of net sales, product development costs were 1.4% and 1.6% for the second quarter and first six months of 2022, respectively, compared to 1.8% and 1.7% for the corresponding periods in 2021.

Selling, general and administrative expense increased $0.8 million, or 8%, in the second quarter of 2022 and increased $1.7 million, or 9% in the first six months of 2022 when compared to the corresponding periods in 2021 primarily due to increased commissions and other selling costs, payroll-related expenses, and travel costs. This increase in selling expenses reflect both the increase in sales as well as our investments in sales capabilities.

Interest expense increased $0.1 million in the second quarter of 2022 and was flat in the first six months of 2022 compared to the corresponding periods in 2021.

Other income was flat in the second quarter and decreased $2.0 million in the first six months of 2022 compared to the corresponding periods in 2021. The decrease in other income of $2.0 million in the first six months of 2022 was primarily driven by a gain on the sale of the Eberhard Hardware Ltd. building of $1.8 million in the first quarter of 2021.

Net income from continuing operations for the second quarter of fiscal 2022 was $3.7 million, or $0.59 per diluted share compared to net income of $2.8 million, or $0.44 per diluted share for the comparable period in 2021.  In the first six months of 2022 net income was $6.4 million, or $1.02 per diluted share compared to net income of $8.4 million, or $1.35 per diluted share for the comparable period in 2021.

A more detailed analysis of the Company’s results of operations and financial condition follows.

Results of Operations

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of operations as a percentage of net sales:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	77.0%	77.2%	77.9%	76.0%
Gross margin	23.0%	22.8%	22.1%	24.0%
Product development expense	1.4%	1.8%	1.6%	1.7%
Selling, general and administrative expense	14.6%	15.3%	14.4%	14.9%
Operating Profit	7.0%	5.7%	6.1%	7.4%

The following table shows the change in sales and operating profit for the second quarter and first six months of 2022 compared to the second quarter and first six months of 2021 (dollars in thousands):

	Three Months	Six Months
	Ended	Ended
	July 2, 2022	July 2, 2022

Net Sales	$8,292	$15,534

Volume	9.3%	6.3%
Price	2.5%	2.7%
New products	1.7%	3.6%
	13.5%	12.6%

Operating Profit	$1,374	$(660)

Liquidity and Sources of Capital

The Company consumed approximately $2.5 million of cash from continuing operations during the first six months of fiscal 2022 compared to generating approximately $4.3 million during the first six months of fiscal 2021. Cash flow from operations in the first six months of 2022 was lower when compared to the corresponding period last year primarily due to an increase in inventory and accounts receivable. The effects of the COVID-19 pandemic are continuing to impact the supply chain and as a result inventories have increased due to increased shipping time, port congestion, and selective pre-buying of raw materials to ensure availability and mitigate the impact of likely future inflationary price increases. Cash flow from operations coupled with cash at the beginning of the 2022 fiscal year and the proceeds from the line of credit were sufficient to fund capital expenditures, debt service, and dividend payments for the first six months of 2022. The Company has $10.0 million available on its revolving line of credit.  See Note G - Debt for further discussion on the Company’s debt facilities.

Additions to property, plant and equipment for continuing operations were approximately $1.1 million for the first six months of 2022 and $1.8 million for the first six months of 2021. Additionally, in the first six months of 2022 the Company received proceeds of $1.3 million from the sale of one of its properties compared to $2.0 million from the sale of one of its facilities in Canada during the first six months of 2021. As of July 2, 2022, there were approximately $0.3 million of outstanding commitments for capital expenditures.

The following table shows key financial ratios at the end of each specified period:

	Second Quarter 2022	Second Quarter 2021	Fiscal Year 2021
Current ratio	3.0	2.8	2.5
Average days’ sales in accounts receivable	62	53	64
Inventory turnover	3.2	3.8	3.0
Total debt to shareholders’ equity	64.5%	80.8%	62.2%

The following table shows important liquidity measures as of the balance sheet date for each specified period (in millions):

	Second	Second	Fiscal
	Quarter	Quarter	Year
	2022	2021	2021
Cash and cash equivalents
- Held in the United States	$3.6	$13.4	$4.3
- Held by a foreign subsidiary	3.6	5.1	2.3
	7.2	18.5	6.6

Working capital	89.6	90.6	74.1
Net cash (used in) provided by operating activities	(2.5)	4.3	(7.8)
Change in working capital impact on net cash used in operating activities	(13.2)	(5.3)	(22.9)
Net cash provided by investing activities	0.6	0.9	13.6
Net cash provided by (used in) financing activities	2.9	(3.5)	(20.3)

Inventories of $67.7 million as of July 2, 2022, represent an increase of 7.7% as compared to $62.9 million at the end of fiscal year 2021 and an increase of 38.6% as compared to $48.8 million at the end of the second quarter of fiscal 2021. Accounts receivable, less allowances, were $46.3 million as of July 2, 2022, as compared to $43.2 million at 2021 fiscal year end and $35.1 million at the end of the second quarter of fiscal 2021.

Cash, cash flow from operating activities, and funds available under the revolving credit portion of the Credit Agreement are expected to be sufficient to cover future foreseeable working capital requirements. However, the Company cannot provide any assurances of the availability of future financing or the terms on which it might be available. In addition, the interest rate on borrowings under the Credit Agreement varies based on our senior net leverage ratio, and the Credit Agreement requires us to maintain a senior net leverage ratio not to exceed 4.25 to 1 and a fixed charge coverage ratio to be not less than 1.25 to 1. A decrease in earnings due to the impact of COVID-19 or the resulting harm to the financial condition of our customers or economic conditions generally, or an increase in indebtedness incurred to offset such a decrease in earnings, would have a negative impact on our senior net leverage ratio and our fixed charge coverage ratio, which in turn would increase the cost of borrowing under the Credit Agreement and could cause us to fail to comply with the covenants under our Credit Agreement.

As of the end of the fiscal quarter ended July 2, 2022, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Reconciliation of Non-GAAP Measures
Adjusted Net Income and EPS from Continuing Operations Calculation
For the Three and Six Months ended July 2, 2022 and July 3, 2021
($000's)

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022		July 3, 2021
Net income from continuing operations as reported per generally accepted accounting principles (GAAP)	$3,701	$2,755	$6,387		$8,449

Earnings per share from continuing operations as reported under generally accepted accounting principles (GAAP):

Basic	$0.59	$0.44	$1.02		$1.35
Diluted	$0.59	$0.44	$1.02		$1.35

Adjustments:
Gain on sale of Eberhard Hardware Ltd building, net of tax	-	-	-		(1,353	)A
Loss on sale of Wheeling, IL building, net of tax	-	-	202	B	-
Total adjustments (Non-GAAP)	$-	$-	$202		$(1,353)

Adjusted net income from continuing operations	$3,701	$2,755	$6,589		$7,096

Adjusted earnings per share from continuing operations (Non-GAAP):

Basic	$0.59	$0.44	$1.06		$1.13
Diluted	$0.59	$0.44	$1.05		$1.13

A) Gain on sale of Eberhard Hardware Ltd building
B) Loss on sale of ILC building in Wheeling, IL

Reconciliation of Non-GAAP Measures
Adjusted EBITDA from Continuing Operations Calculation
For the Three and Six Months ended July 2, 2022 and July 3, 2021
($000's)

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022		July 3, 2021

Net income from continuing operations as reported per generally accepted accounting principles (GAAP)	$3,701	$2,755	$6,387		$8,449

Interest expense	504	434	938		961
Provision for income taxes	1,194	848	2,075		2,601
Depreciation and amortization	1,803	1,721	3,633		3,531
Gain on sale of Eberhard Hardware Ltd Building	-	-	-		(1,841	)A
Loss on sale of Wheeling, IL building	-	-	269	B	-
Adjusted EBITDA from continuing operations	$7,202	$5,758	$13,302		$13,701

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of July 2, 2022, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 240.15d-15(e)) pursuant to Exchange Act Rule 13a-15.  As defined in Exchange Act Rules 240.13a-15(e) and 240.15d-15(e), “the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure”.

The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO have concluded that these controls and procedures are effective at the “reasonable assurance” level as of July 2, 2022.

Changes in Internal Control Over Financial Reporting:

During the period covered by this Quarterly Report on Form 10-Q, there were no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company is a party to various legal proceedings from time to time related to its normal business operations.  As of the end of the quarter ended July 2, 2022, the Company does not have any material pending legal proceedings, other than as set forth in Part I, Item 3 of the 2021 Form 10-K, or any material legal proceedings known to be contemplated by governmental authorities.

ITEM 1A – RISK FACTORS

The Company’s business is subject to several risks, some of which are beyond its control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the Company’s shareholders should carefully consider the risk factors discussed in Part I, Item 1A “Risk Factors” of the 2021 Form 10-K.  These risk factors could have a material adverse effect on the Company’s business, results of operations, financial condition and/or liquidity and could cause our operating results to vary significantly from period to period. As of July 2, 2022, there have been no material changes to the risk factors disclosed in the 2021 Form 10-K. The Company may disclose changes to such risk factors or disclose additional risk factors from time to time in its future filings with the SEC.  Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition, or operating results.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 2, 2018, the Company announced that the Board had authorized a new program to repurchase up to 200,000 shares of the Company’s common stock. The Company’s share repurchase program does not obligate it to acquire the Company’s common stock at any specific cost per share.  Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.  Below is a summary of the Company’s share repurchases during the second quarter of 2022.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs

April 3, 2022 – April 30, 2022	9,762	23.55	9,762	90,404

May 1, 2022 – May 28, 2022	10,000	21.45	10,000	80,404

May 29, 2022 – July 2, 2022	10,000	21.22	10,000	70,404

Total	29,762	$22.06	29,762	70,404

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

THE EASTERN COMPANY
(Registrant)
DATE: August 8, 2022	/s/August M. Vlak
August M. Vlak President and Chief Executive Officer

DATE: August 8, 2022	/s/Peter O’Hara
Peter O’Hara Chief Financial Officer

