Form 10-Q
period 2022-10-01
EASTERN CO
filed 2022-11-07
CIK 31107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended October 1, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________________ to _______________

Commission File Number 001-35383

THE EASTERN COMPANY
(Exact name of registrant as specified in its charter)

Connecticut	06-0330020
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

112 Bridge Street, Naugatuck, Connecticut	06770
(Address of principal executive offices)	(Zip Code)

(203)-729-2255
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, No Par Value	EML	NASDAQ Global Market

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

As of October 1, 2022, 6,215,123 shares of the registrant’s common stock, no par value per share, were issued and outstanding.

The Eastern Company

Form 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2022

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net sales	$71,636,746	$63,876,906	$210,191,448	$186,897,930
Cost of products sold	(55,056,160)	(48,661,374)	(163,047,360)	(142,196,527)
Gross margin	16,580,586	15,215,532	47,144,088	44,701,403

Product development expense	(1,011,961)	(962,924)	(3,168,333)	(3,068,866)
Selling general and administrative expenses	(10,121,683)	(9,440,583)	(30,129,112)	(27,760,514)
Operating profit	5,446,942	4,812,025	13,846,643	13,872,023

Interest expense	(645,773)	(427,222)	(1,583,894)	(1,388,512)
Other income	1,118,453	407,192	2,118,783	3,359,065
Income from continuing operations before income taxes	5,919,622	4,791,995	14,381,532	15,842,576

Income tax expense	(1,423,363)	(971,884)	(3,498,365)	(3,573,308)
Net income from continuing operations	4,496,259	3,820,111	10,883,167	12,269,268

Discontinued Operations (see Note B)
Income from operations of discontinued operations	495,820	1,492,063	1,426,569	2,831,530
Gain (loss) on classification of assets as held for sale	—	1,308,639	—	(9,274,439)
Income tax (expense) benefit	(133,500)	(659,285)	(384,104)	1,516,661
Gain (loss) from discontinued operations	362,320	2,141,417	1,042,465	(4,926,248)

Net income	$4,858,579	$5,961,528	$11,925,632	$7,343,020

Earnings per share from continuing operations:
Basic	$0.72	$0.61	$1.75	$1.96

Diluted	$0.72	$0.61	$1.74	$1.96

Earnings (loss) per share from discontinued operations:
Basic	$0.06	$0.34	$0.17	$(0.79)

Diluted	$0.06	$0.34	$0.17	$(0.79)

Total earnings per share:
Basic	$0.78	$0.95	$1.92	$1.17

Diluted	$0.78	$0.95	$1.91	$1.17

Cash dividends per share:	$0.11	$0.11	$0.33	$0.33

See accompanying notes

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net income	$4,858,579	$5,961,528	$11,925,632	$7,343,020
Other comprehensive (loss) income:

Change in foreign currency translation	(1,387,274)	(523,632)	(2,358,170)	(238,837)

Change in fair value of interest rate swap, net of tax cost of:
2022 - $163,533 and $590,827 respectively; 2021 - $31,759 and $188,753 respectively	517,855	104,949	1,870,954	602,224

Change in pension and postretirement benefit costs, net of taxes of:
2022 - $92,235 and $276,705 respectively; 2021 - $107,962 and $308,117 respectively	313,408	346,328	940,225	988,401
Total other comprehensive (loss) income	(556,011)	(72,355)	453,009	1,351,788
Comprehensive income	$4,302,568	$5,889,173	$12,378,641	$8,694,808

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 1, 2022	January 1, 2022
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$5,275,472	$6,168,304
Accounts receivable, less allowances: 2022 - $577,820; 2021 - $515,000	50,854,523	43,151,500
Inventories	67,502,778	62,862,342
Current portion of notes receivable	1,006,421	1,027,125
Prepaid expenses and other assets	8,110,917	6,943,691
Current assets held for sale	5,071,203	3,521,899
Total Current Assets	137,821,314	123,674,861

Property, Plant and Equipment	55,079,978	56,935,080
Accumulated depreciation	(29,512,038)	(28,631,329)
Property, Plant and Equipment, Net	25,567,940	28,303,751

Goodwill	71,938,360	72,211,873
Trademarks	5,489,068	5,409,720
Patents and other intangibles net of accumulated amortization	19,748,225	22,863,497
Long term notes receivable, less current portion	2,499,254	2,726,698
Right of Use Assets	12,882,053	11,138,535
Total Other Assets	112,556,960	114,350,323

TOTAL ASSETS	$275,946,214	$266,328,935

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 1, 2022	January 1, 2022
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$29,035,147	$29,633,974
Accrued compensation	3,397,417	4,375,867
Other accrued expenses	3,126,494	4,808,000
Current portion of lease liability	2,993,652	2,664,895
Current portion of long-term debt	8,125,000	7,500,000
Current liabilities held for sale	577,118	580,990
Total Current Liabilities	47,254,828	49,563,726

Deferred income taxes	1,151,759	1,151,759
Other long-term liabilities	668,355	668,354
Lease liability	9,919,112	8,639,339
Long-term debt, less current portion	66,619,231	63,813,522
Accrued postretirement benefits	1,342,537	1,284,589
Accrued pension cost	25,001,982	26,605,382
Total Liabilities	151,957,804	151,726,671

Shareholders’ Equity
Voting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Nonvoting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Common Stock, no par value, Authorized: 50,000,000 shares	33,319,461	32,620,008
Issued: 9,049,568 shares in 2022 and 9,029,852 shares in 2021
Outstanding: 6,215,123 shares in 2022 and 6,265,527 shares in 2021
Treasury Stock: 2,834,445 shares in 2022 and 2,764,325 shares in 2021	(22,544,685)	(20,907,613)
Retained earnings	139,293,381	129,422,625
Accumulated other comprehensive (loss):
Foreign currency translation	(1,539,724)	818,446
Unrealized gain (loss) on interest rate swap, net of tax	1,514,966	(355,988)
Unrecognized net pension and postretirement benefit costs, net of tax	(26,054,989)	(26,995,214)
Accumulated other comprehensive loss	(26,079,747)	(26,532,756)
Total Shareholders’ Equity	123,988,410	114,602,264
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$275,946,214	$266,328,935

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	October 1, 2022	October 2, 2021
Operating Activities
Net income	$11,925,632	$7,343,020
Less: gain (loss) from discontinued operations	1,042,465	(4,926,248)
Income from continuing operations	10,883,167	12,269,268
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,389,394	5,188,863
Unrecognized pension and postretirement benefits	(477,560)	(3,056,642)
Gain on sale of equipment and other assets	(345,718)	(1,469,218)
Provision for doubtful accounts	35,000	73,097
Stock compensation expense	699,454	1,090,946
Changes in operating assets and liabilities:
Accounts receivable	(8,008,687)	(9,553,337)
Inventories	(5,217,395)	(13,686,268)
Prepaid expenses and other	(1,082,483)	(3,903,388)
Other assets	340,925	47,534
Accounts payable	(537,072)	11,156,105
Accrued compensation	(957,022)	697,735
Other accrued expenses	(1,046,094)	(2,173,142)
Net cash used in operating activities	(324,091)	(3,318,448)

Investing Activities
Marketable securities	—	28,951
Issuance of Notes Receivable	(400,000)	—
Payments received from notes receivable	748,148	694,962
Proceeds from sale of equipment	2,171,073	1,980,729
Purchases of property, plant and equipment	(1,734,553)	(2,112,990)
Net cash provided by investing activities	784,668	591,652

Financing Activities
Payments on short term borrowings (revolver)	(1,000,000)	—
Proceeds from short term borrowings (revolver)	10,000,000	—
Principal payments on long-term debt	(5,688,866)	(4,424,757)
Financing leases, net	(161,906)	132,221
Purchase common stock for treasury	(1,637,072)	—
Dividends paid	(2,054,875)	(2,062,492)
Net cash used in financing activities	(542,719)	(6,355,028)

Discontinued Operations
Cash (used in) provided by operating activities	(610,887)	3,546,530
Cash used in investing activities	—	(794,519)
Cash (used in) provided by discontinued operations	(610,887)	2,752,011

Effect of exchange rate changes on cash	(257,093)	239,561
Net change in cash and cash equivalents	(950,122)	(6,090,252)

Cash and cash equivalents at beginning of period	6,602,429	16,101,635
Cash and cash equivalents at end of period ¹	$5,652,307	$10,011,384

Supplemental disclosure of cash flow information:
Interest	$1,753,699	$1,839,729
Income taxes	3,197,375	866,850

Non-cash investing and financing activities
Right of use asset	$1,743,518	$(820,561)
Lease liability	(1,608,530)	688,341

¹ includes cash from assets held for sale of $0.4 million as of October 1, 2022 and $1.3 million as of October 2, 2021

THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

October 1, 2022

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. Refer to the consolidated financial statements of The Eastern Company (together with its consolidated subsidiaries, the “Company,” “we,” “us” or “our”) and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2022, filed with the Securities and Exchange Commission on March 17, 2022 (the “2021 Form 10-K”), for additional information.

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

The Company’s fiscal year is a 52-53-week fiscal year ending on the Saturday nearest to December 31. References to 2021 or the 2021 fiscal year mean the 52-week period ended on January 1, 2022, and references to 2022 or the 2022 fiscal year mean the 52-week period ending on December 31, 2022. In a 52-week fiscal year, each quarter has 13 weeks. References to the third quarter of 2021, the third fiscal quarter of 2021 or the three months ended October 2, 2021 mean the period from July 4, 2021 to October 2, 2021. References to the third quarter of 2022, the third fiscal quarter of 2022 or the three months ended October 1, 2022 mean the 13-week period from July 3, 2022 to October 1, 2022.

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

Summarized Financial Information of Discontinued Operations

The following table represents income from discontinued operations, net of tax:

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$2,516,064	$11,477,553	$7,356,491	$36,495,452
Cost of products sold	(1,656,694)	(8,749,365)	(4,943,751)	(29,793,971)
Gross margin	859,370	2,728,188	2,412,740	6,701,481

Selling, general and administrative expenses	(311,190)	(1,093,716)	(857,747)	(3,407,113)
Gain (loss) on classification of assets as held for sale		1,308,639		(9,274,439)
Operating income (loss)	548,180	2,943,111	1,554,993	(5,980,071)

Interest expense	(52,360)	(142,409)	(128,424)	(462,838)
Gain (loss) from discontinued operations before income taxes	495,820	2,800,702	1,426,569	(6,442,909)

Income tax (expense) benefit	(133,500)	(659,285)	(384,104)	1,516,661
Income (loss) from discontinued operations, net of tax	$362,320	$2,141,417	$1,042,465	$(4,926,248)

The following table represents the assets and liabilities from discontinued operations:

	October 1, 2022	January 1, 2022
	(unaudited)
Cash	$376,835	$434,126
Accounts receivable	963,659	1,153,274
Inventory	2,905,947	1,258,032
Prepaid expenses	61,183	59,850
Property, plant and equipment, net	529,941	591,920
Right of use assets	233,638	24,697
Total assets of discontinued operations¹	$5,071,203	$3,521,899

Accounts payable	$79,711	$167,794
Accrued compensation and other accrued expenses	263,769	388,499
Current portion of lease liability	93,455	24,697
Other long-term liabilities	140,183	-
Total liabilities of discontinued operations¹	$577,118	$580,990

¹ The total assets and liabilities of discontinued operations are presented as current in the October 1, 2022 and January 1, 2022 balance sheets as we sold the discontinued operations and collected proceeds within one year of the applicable balance sheet date.

Note C – Earnings Per Share

The denominators used to calculate earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Basic:
Weighted average shares outstanding	6,209,014	6,270,147	6,226,493	6,259,380

Diluted:
Weighted average shares outstanding	6,209,014	6,270,147	6,226,493	6,259,380
Dilutive stock appreciation rights	14,102	2,140	14,102	2,140
Denominator for diluted earnings per share	6,223,116	6,272,287	6,240,595	6,261,520

Note D – Inventories

Inventories from continuing operations consist of the following components:

	October 1, 2022	January 1, 2022

Raw material and component parts	$26,967,340	$25,113,487
Work in process	10,347,330	9,636,009
Finished goods	30,188,108	28,112,846
Total inventories	$67,502,778	$62,862,342

Note E - Goodwill

The aggregate carrying amount of goodwill from continuing operations is approximately $71.9 million as of October 1, 2022 and $72.2 million as of January 1, 2022. No impairment was recognized in the third quarter of 2022.

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

Currently, the Company has 24 operating leases and two finance leases with a lease liability of $13.1 million as of October 1, 2022 and $11.3 million as of January 1, 2022. The finance lease arrangements are immaterial. The terms and conditions of the leases are determined by the individual agreements. The leases do not contain residual value guarantees, restrictions, or covenants that could cause the Company to incur additional financial obligations. There are no related party lease transactions. There are no leases that have not yet commenced that could create significant rights and obligations for the Company.

Total lease expense for each of the next five fiscal years is estimated to be as follows: remainder of 2022 - $0.8 million; 2023 - $3.1 million; 2024 - $2.6 million; 2025 - $1.7 million; 2026 - $1.3 million; and $3.7 million thereafter. The weighted average remaining lease term is 6.2 years. The implicit interest rate used was 5.0%.

Note G - Debt

On August 30, 2019, the Company entered into a credit agreement with Santander Bank, N.A., for itself, People’s United Bank, National Association and TD Bank, N.A. as lenders (the “Credit Agreement”), that included a $100 million term portion and a $20 million revolving commitment portion. Proceeds of the term loan were used to repay the Company’s remaining outstanding term loan (and to terminate its existing credit facility) with People’s United Bank, N.A. (approximately $19 million) and to acquire certain subsidiaries of Big 3 Holdings, LLC. The term portion of the loan required quarterly principal payments of $1,250,000 for an 18-month period beginning December 31, 2019. The repayment amount then increased to $1,875,000 per quarter beginning September 30, 2021 and continuing through June 30, 2023. The repayment amount then increases to $2,500,000 per quarter beginning September 30, 2023 and continuing through June 30, 2024. The term loan is a 5-year loan with the remaining balance due on August 30, 2024. The revolving commitment portion has an annual commitment fee of 0.25% based on the unused portion of the revolver. The revolving commitment portion has a maturity date of August 30, 2024. As of October 1, 2022, the Company has borrowed $9,000,000 on the revolving commitment portion of the facility at an interest rate of 4.51%. The term loan bears interest at a variable rate based on the LIBOR rate plus an applicable margin of 1.25% to 2.25%, depending on the Company’s senior net leverage ratio. Borrowings under the revolving portion bear interest at a variable rate based on, at the Company’s election, a base rate plus an applicable margin of 0.25% to 1.25% or the LIBOR rate plus an applicable margin of 1.25% to 2.25%, with such margins determined based on the Company’s senior net leverage ratio. The Company’s obligations under the Credit Agreement are secured by a lien on certain of the Company’s and its subsidiaries’ assets pursuant to a Pledge and Security Agreement, dated August 30, 2019, with Santander Bank, N.A., as administrative agent.

The Company’s loan covenants under the Credit Agreement require the Company to maintain a senior net leverage ratio not to exceed 4.25 to 1. In addition, the Company is required to maintain a fixed charge coverage ratio to be not less than 1.25 to 1. The Company was in compliance with all of its covenants under the Credit Agreement on October 1, 2022, and through the date of filing this Form 10-Q.

On August 30, 2019, the Company entered an interest rate swap contract with Santander Bank, N.A., with an original notional amount of $50,000,000, which was equal to 50% of the outstanding balance of the term loan on that date. The Company has a fixed interest rate of 1.44% on the swap contract and will pay the difference between the fixed rate and LIBOR when LIBOR is below 1.44% and will receive interest when the LIBOR rate exceeds 1.44%. On October 1, 2022, the interest rate for approximately half ($24.9 million) of the term portion was 4.28%, using a one-month LIBOR rate, and 3.19% on the remaining balance ($40.9 million) of the term loan based on a one-month LIBOR rate.

The interest rates under the Credit Agreement and the interest rate swap contract are susceptible to changes to the method of determining LIBOR rates and to the phasing out of LIBOR. Information regarding the phasing out of LIBOR is provided below.

On July 27, 2017, the Financial Conduct Authority (the “FCA”) (the authority that regulates LIBOR) announced that it would phase out LIBOR by the end of 2021. In December 2020, the ICE Benchmark Administration (the “IBA”) announced a market consultation regarding the extension of US dollar LIBOR tenors through June 30, 2023, which the FCA supports. On March 5, 2021, the IBA released its feedback statement reporting the results of the market consultation. Pursuant to its feedback statement, the IBA ceased publication of all settings of non-US dollar LIBOR and only the one-week and two-month U.S. dollar LIBOR settings on December 31, 2021, with the publication of the remaining U.S. dollar LIBOR settings scheduled to be discontinued after June 30, 2023. The Alternative Reference Rates Committee (ARRC), a financial industry group convened by the Federal Reserve Board, has recommended the use of a secured overnight financing rate (“SOFR”) to replace LIBOR. In addition, on March 15, 2022, the Adjustable Interest Rate Act (the “LIBOR Act”) was signed into law, which provided a replacement framework for outstanding financial contracts tied to LIBOR once LIBOR ceases to be published. The LIBOR Act provides a statutory mechanism and safe harbor that applies on a nationwide basis to replace LIBOR with a benchmark rate, selected by the Federal Reserve Board based on SOFR, for certain contracts that reference LIBOR and contain no or insufficient fallback provisions. The LIBOR Act preempts and supersedes any state or local law, statute, rule, regulation or standard relating to the selection or use of a benchmark replacement or related changes and allows parties that already have effective fallback provisions to opt out of the legislation. The difference between LIBOR and SOFR is that LIBOR is a forward-looking rate which means the interest rate is set at the beginning of the period with payment due at the end. SOFR is a backward-looking overnight rate which has implications for how interest and other payments are based. Although the Federal Reserve has proposed a regulation implementing the LIBOR Act, including the basis for calculation of the alternative benchmark rate thereunder, this regulation has not been finalized and changes in the method of calculating the alternative rate or benchmark are still in flux, and once an alternate rate is adopted, may adversely affect interest rates and result in higher borrowing costs. This could materially and adversely affect the Company’s results of operations, cash flows and liquidity. We cannot predict the effect of the potential changes to LIBOR or the establishment and use of alternative rates or benchmarks at this time.

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

Incentive stock options granted under the 2020 Plan must have exercise prices that are not less than 100% of the fair market value of the Company’s common stock on the dates the stock options are granted. Restricted stock awards may also be granted to participants under the 2020 Plan with restrictions determined by the Compensation Committee of the Board. Under the 2020 Plan, non-qualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Board. During the first nine months of fiscal 2022, the Company granted 43,300 stock awards that were subject to the meeting of performance measurements. The Company granted 27,300 stock awards in the first nine months of fiscal 2021 that were subject to the meeting of performance measurements. For the first nine months of fiscal 2022, the Company used assumptions which included an expected term of 4.0 years, volatility deviation between 47.15% to 47.70% and a risk-free rate between 2.04% to 2.66% for the purposes of measuring compensation under the Black Scholes Method. For the first nine months of fiscal 2021, the Company used several assumptions which included an expected term of 4.0 years, volatility deviation between 47.25% to 48.55% and a risk-free rate between 0.18% to 0.35% for the purposes of measuring compensation under the Black Scholes Method.

The 2020 Plan also permits the issuance of Stock Appreciation Rights (“SARs”). The SARs are in the form of an option with a cashless exercise price equal to the difference between the fair value of the Company’s common stock at the date of grant and the fair value as of the exercise date resulting in the issuance of the Company’s common stock. During the first nine months of fiscal 2022 and 2021 the Company did not issue any SARs.

Stock-based compensation expense in connection with SARs previously granted to employees was approximately $131,000 and $102,000 in the third quarter of 2022 and the third quarter of 2021, respectively and was approximately $381,000 and $316,000 in the first nine months of fiscal years 2022 and 2021, respectively.

As of October 1, 2022, there were 812,954 shares of Company common stock reserved and available for future grant under the 2020 Plan.

The following tables set forth the outstanding SARs for the period specified:

	Nine Months Ended		Year Ended
	October 1, 2022		January 1, 2022
	Units	Weighted Average Exercise Price	Units	Weighted Average Exercise Price
Outstanding at beginning of period	180,833	$22.88	244,001	$21.87
Issued	-	-	-	-
Exercised	(16,667)	21.20	(55,668)	19.31
Forfeited	(16,000)	21.34	(7,500)	21.20
Outstanding at end of period	148,166	23.24	180,833	22.88

SARs Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of October 1, 2022	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of October 1, 2022	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$20.20 - $26.30	148,166	1.3	$23.24	120,166	0.8	$23.52

The following tables set forth the outstanding stock awards for the period specified:

	Nine Months Ended	Year Ended
	October 1, 2022	January 1, 2022
	Units	Units
Outstanding at beginning of period	27,300	25,000
Issued	43,300	27,300
Exercised	-	-
Forfeited	(6,100)	(25,000)
Outstanding at end of period	64,500	27,300

As of October 1, 2022, outstanding SARs and stock awards had an intrinsic value of $1,119,000.

Note I – Share Repurchase Program

On May 2, 2018, the Company announced that the Board of Directors of the Company had authorized a new program to repurchase up to 200,000 shares of the Company’s common stock. The Company’s share repurchase program does not obligate it to acquire the Company’s common stock at any specific price per share. Under this program, shares of common stock may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Below is a summary of the Company’s share repurchases during the third quarter of 2022.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
Balance as of July 2, 2022	129,596	$24.89	129,596	70,404

July 3, 2022 - October 1, 2022	10,120	21.12	10,120	(10,120)

Balance as of October 1, 2022	139,716	$24.62	139,716	60,284

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

The total amount of unrecognized tax benefits could increase or decrease within the next 12 months following October 1, 2022 for several reasons, including the closure of federal, state, and foreign tax years by expiration of the statute of limitations and the recognition and measurement considerations under FASB ASC Topic 740, “Income Taxes.” There have been no significant changes to the value of unrecognized tax benefits during the nine months ended October 1, 2022. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will not increase or decrease significantly over the next twelve months following October 1, 2022.

Note L - Retirement Benefit Plans

The Company has four non-contributory defined benefit pension plans covering most U.S. employees. Three of these pension plans are frozen and participants in these three plans have not accrued benefits since the date on which these plans were frozen. A fourth pension plan, The Eastern Company Pension Plan for Hourly-Rated Employees of the Eberhard Division, does not permit new participants but existing participants in this fourth pension plan continue to accrue benefits. Plan benefits are generally based upon age at retirement, years of service and, for the plan covering salaried employees, the level of compensation. On August 29, 2022, in agreement with the International Association of Machinist and Aerospace Workers Union AFL-CIO District #54, Local #439 the Company agreed to freeze The Eastern Company Pension Plan for Hourly-Rated Employees of the Eberhard Division effective December 31, 2022. As a result, no benefits will accrue under this plan after December 31, 2022. The Company also sponsors unfunded non-qualified supplemental retirement plans that provide certain former officers with benefits in excess of limits imposed by federal tax law.

The Company also provides health care and life insurance for retired salaried employees in the United States who meet specific eligibility requirements.

Significant disclosures relating to these benefit plans for the first three months and first nine months 2022 and 2021 are as follows:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Service cost	$269,744	$271,832	$809,231	$815,500
Interest cost	608,188	504,252	1,824,568	1,512,761
Expected return on plan assets	(1,460,658)	(1,448,671)	(4,381,980)	(4,346,020)
Amortization of prior service cost	16,563	24,845	49,689	74,535
Amortization of the net loss	390,075	432,539	1,170,225	1,297,614
Net periodic benefit	$(176,088)	$(215,203)	$(528,267)	$(645,610)

	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Service cost	13,323	13,626	39,969	40,878
Interest cost	10,988	9,842	32,964	29,526
Expected return on plan assets	(4,400)	(6,420)	(13,200)	(19,260)
Amortization of prior service cost	1,060	—	3,180	—
Amortization of the net loss	(2,054)	(3,094)	(6,162)	(9,282)
Net periodic benefit cost	$18,917	$13,954	$56,751	$41,862

The Company’s funding policy with respect to its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations. In 2022, the Company expects to contribute $300,000 into its pension plans and $50,000 into its postretirement plan. As of October 1, 2022, the Company has contributed $15,000 into its pension plans, has contributed $18,000 to its postretirement plan, and expects to make the remaining contributions as required during the remainder of the fiscal year.

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

The Company made contributions to the plan as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Regular matching contribution	$149,673	$135,664	$522,327	$433,061
Transitional credit contribution	28,144	32,468	107,886	108,337
Non-discretionary contribution	16,715	15,001	376,861	377,486
Total contributions for the period	$194,532	$183,133	$1,007,074	$918,884

The non-discretionary contribution of $323,082 made in the nine months ended October 1, 2022, was accrued and expensed in the prior fiscal year.

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

Note N - Concentration of Risk

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk for the Company is its accounts receivable due from customers. The Company has established credit limits for customers and monitors their balances to mitigate the risk of loss. As of October 1, 2022, there was one significant concentration of credit risk with a customer, who has receivables representing 15% of our total accounts receivable. One single customer represented more than 11% of the Company’s net accounts receivable as of January 1, 2022. The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable.

The Company has deposits that exceed amounts up to $250,000 that are insured by the Federal Deposit Insurance Corporation (FDIC), but the Company does not consider this a significant concentration of credit risk based on the strength of the financial institution.

Interest Rate Risk

The Company’s exposure to the risk of changes in market interest rates relates primarily to the Company’s debt, which bears interest at variable rates based on the LIBOR rate plus a margin spread of 1.25% to 2.25%. The Company has an interest rate swap with a notional amount of $40.9 million on October 1, 2022, to convert a portion of the borrowing under the Credit Agreement from variable to fixed rates. The valuation of this swap is determined using the one-month LIBOR rate index and mitigates the Company’s exposure to interest rate risk. Additionally, interest rates on the Company’s debt are susceptible to changes to the method that LIBOR rates are determined and to the potential phasing out of LIBOR after 2021. The potential phasing out of LIBOR is discussed in greater detail in Note G — Debt hereof and under the heading “The phaseout of the London Interbank Offered Rate (LIBOR), or the replacement of LIBOR with a different reference rate, may adversely affect interest rates” in Part I, Item 1A of the 2021 Form 10-K.

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

Note O – Subsequent Events

Subsequent to the end of the third quarter of 2022, on October 14, 2022, the Company closed on the sale of the assets of Argo to CCK Automation, LLC. The proceeds will be used to pay down debt and fund the operations of the Company. The strategic decision to divest of the Argo business reflects our strategy of focusing on our core capabilities and offerings.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in the financial position and results of operations of The Eastern Company (together with its consolidated subsidiaries, the “Company,” “we,” “us” or “our”) for the quarter and nine months ended October 1, 2022. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended January 1, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2022, which was filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2022 (the “2021 Form 10-K”).

The Company’s fiscal year is a 52-53-week fiscal year ending on the Saturday nearest to December 31. References to 2021 or the 2021 fiscal year mean the 52-week period ended on January 1, 2022, and references to 2022 or the 2022 fiscal year mean the 52-week period ending on December 31, 2022. In a 52-week fiscal year, each quarter has 13 weeks. References to the third quarter of 2021, the third fiscal quarter of 2021 or the three months ended October 2, 2021 mean the period from July 4, 2021 to October 2, 2021. References to the third quarter of 2022, the third fiscal quarter of 2022 or the three months ended October 1, 2022, mean the 13-week period from July 3, 2022 to October 1, 2022. References to the first nine months of 2021 or the nine months ended October 2, 2021 mean the period from January 3, 2021 to October 2, 2021. References to the first nine months of 2022 or the nine months ended October 1, 2022 mean the period from January 2, 2022 to October 1, 2022.

Safe Harbor for Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q of the Company that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terminology such as “would,” “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “plan,” “potential,” “opportunities,” or similar terms or variations of those terms or the negative of those terms. There are many factors that affect the Company’s business and the results of its operations and that may cause the actual results of operations in future periods to differ materially from those currently expected or anticipated. These factors include the scope and duration of the COVID-19 pandemic and economic effects of the COVID-19 pandemic, including supply chain disruptions, cost inflation, rising interest rates, delays in delivery of our products to our customers, impact on demand for our products, reductions in production levels, increased costs, including costs of raw materials, the impact on global economic conditions, and the availability, terms and cost of financing, including borrowings under credit arrangements or agreements. Other factors include, but are not limited to risks associated with doing business overseas, including fluctuations in exchange rates and the inability to repatriate foreign cash, the impact on cost structure and on economic conditions as a result of actual and threatened increases in trade tariffs and the impact of political, economic and social instability; restrictions on operating flexibility imposed by the agreement governing our credit facility; the inability to achieve the savings expected from global sourcing of materials; the impact of higher raw material and component costs, including the impact of supply chain shortages and inflation, particularly steel, plastics, scrap iron, zinc, copper and electronic components; lower-cost competition; our ability to design, introduce and sell new products and related components; market acceptance of our products; the inability to attain expected benefits from acquisitions or the inability to effectively integrate such acquisitions and achieve expected synergies; domestic and international economic conditions, including the impact, length and degree of economic downturns on the customers and markets we serve and more specifically conditions in the automotive, construction, aerospace, energy, oil and gas, transportation, electronic, and general industrial markets; costs and liabilities associated with environmental compliance; the impact of climate change or terrorist threats and the possible responses by the U.S. and foreign governments; failure to protect our intellectual property; cyberattacks; materially adverse or unanticipated legal judgments, fines, penalties or settlements; and other risks identified and discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the 2021 Form 10-K and that may be identified from time to time in our quarterly reports on Form 10-Q, current reports on Form 8-K and other filings we make with the SEC. Although the Company believes it has an appropriate business strategy and the resources necessary for its operations, future revenue and margin trends cannot be reliably predicted and the Company may alter its business strategies to address changing conditions. Also, the Company makes estimates and assumptions that may materially affect reported amounts and disclosures. These relate to valuation allowances for accounts receivable and excess and obsolete inventories, accruals for pensions and other postretirement benefits (including forecasted future cost increases and returns on plan assets), provisions for depreciation (estimating useful lives), uncertain tax positions, and, on occasion, accruals for contingent losses. The Company undertakes no obligation to update, alter, or otherwise revise any forward-looking statements, whether written or oral, that may be made from time to time, whether as a result of new information, future events, or otherwise, except as required by law.

Overview

COVID-19 Update

The COVID-19 pandemic has affected our businesses, including our supply chain, our operations, the labor force, costs and interest rates throughout 2021 and the first nine months of 2022. We continue to follow CDC guidelines, including the use of proper personal protection equipment, social distancing, and sanitizing work areas. As a result of these measures, the COVID pandemic had minimal impact on our North American capacity utilization at most of our production facilities in the third quarter of 2022. Many of the Company’s employees have received COVID-19 vaccinations, and we will continue to encourage our workforce to get vaccinated. In the second quarter of 2022, we experienced interruptions in China of our operations and supply base as a result of a new variant of COVID-19 and the response to minimize its spread. A more significant resurgence of the COVID-19 pandemic or development of additional severe or highly contagious variants could cause further disruptions in our business and could adversely affect our financial condition, results of operations and cash flow.

During the past two years and continuing through the first nine months of 2022, the Company implemented a broad range of policies and procedures to ensure that employees at all our locations remain healthy. Steps that we have taken to reduce the risk of COVID-19 to our employees include, among others: protecting employee health by instructing employees to stay home if they exhibit symptoms of COVID-19; providing standard surgical masks and educating employees on hand hygiene to help stop the spread. We maintain a clean work environment by frequently cleaning all touch points with products that meet EPA criteria for use against COVID-19; educating employees to clean their personal workspace at the beginning and the end of every shift; and providing hand sanitizer and disposable wipes. We encourage social distancing, limit in-person meetings, reduced all non-essential workplace travel and continue to seek and implement additional methods to reduce the risk of COVID-19 to our employees.

The extent to which our operations will be further affected by COVID-19 and its lasting economic impact, including supply chain disruptions, cost inflation and rising interest rates, in the fourth quarter of 2022 and fiscal year 2023 is dependent on future developments including new COVID variants, effectiveness of vaccines, new medication, and governmental restrictions. All these factors could result in further supply chain shortages and resulting cost inflation, increased operating cost, difficulty in finding workers, continued port congestion, and higher shipping costs. With the inherent uncertainty of the COVID-19 pandemic it is difficult to predict with any confidence the likely impact of the COVID-19 pandemic on our future operations and the extent of the effects it could have on our consolidated business, results of operations and financial condition. For a discussion of certain COVID-19-related risks, see Part I, Item 1A, Risk Factors, of the 2021 Form 10-K.

General Overview

The following analysis excludes discontinued operations.

Net sales in the third quarter of 2022 increased by 12% to $71.6 million from $63.9 million in the corresponding period in 2021. Net sales for the first nine months of 2022 increased 12% to $210.2 million from $186.9 million in the same period last year. Sales rose for both the third quarter and nine-month periods due to greater demand for truck accessories and returnable transport packaging products as well as from distributors. Our returnable transport packaging sales continue to benefit from the increase in new automotive product launches, including several electric vehicle launches. Our backlog as of October 1, 2022 increased 3% to $85.7 million from $83.1 million as of October 2, 2021.

Net sales of existing products grew by 5% in the third quarter of 2022 and 6% for the first nine months of 2022 compared to the corresponding periods in 2021. Price increases and new products increased net sales by 7% in the third quarter and 6% in the first nine months of 2022, compared to the corresponding periods in 2021. New products included various truck mirror assemblies, rotary latches, D-rings, and mirror cams. Price increases primarily reflect our efforts to recover increases in raw material and freight costs.

Cost of products sold increased by $6.4 million, or 13%, in the third quarter of 2022 and increased by $20.9 million, or 15% in the first nine months of 2022 compared to the corresponding periods in 2021. The increases are primarily due to higher sales volume and increases in the cost of materials. The cost of several frequently used raw materials have increased significantly, year-over-year. For example, the cost of nickel and zinc increased 30% and 17% respectively between the third quarter of 2021 and the third quarter of 2022. Price increases to our customers recovered a portion of the increase in raw material costs. Finally, the Company paid tariff costs on China-sourced products of approximately $0.8 million and $2.5 million in the third quarter and first nine months of 2022 respectively, compared to $0.6 million and $2.0 million in the third quarter and first nine months of 2021 respectively. A significant portion of tariffs on China-sourced products have been recovered through price increases.

Gross margin as a percent of sales was 23% in the third quarter and 22% in the first nine months of 2022 compared to 24% in the third quarter and 24% in the first nine months of fiscal 2021. Our gross margins in the third quarter and first nine months of 2022 reflect the impact of price increases to customers to recover increases in raw material costs.

Product development expense increased $0.1 million, or 5%, in the third quarter of 2022 and increased $0.1 million, or 3%, in the first nine months of 2022 compared to the corresponding periods in 2021. As a percentage of net sales, product development costs were 1.4% and 1.5% for the third quarter and first nine months of 2022, respectively, compared to 1.5% and 1.6% for the corresponding periods in 2021.

Selling, general and administrative expense increased $0.7 million, or 7%, in the third quarter of 2022 and increased $2.4 million, or 9% in the first nine months of 2022 when compared to the corresponding periods in 2021 primarily due to increased commissions and other selling costs, payroll-related expenses, and travel costs. This increase in selling expenses reflect both the increase in sales as well as our investments in sales capabilities.

Interest expense increased $0.2 million in the third quarter of 2022 and $0.2 million in the first nine months of 2022 compared to the corresponding periods in 2021.

Other income increased $0.7 million in the third quarter and decreased $1.2 million in the first nine months of 2022 compared to the corresponding periods in 2021. The increase in other income of $0.7 million in the third quarter of 2022 was primarily driven by a $0.6 million gain on the sale of the Eastern Company corporate office building. The $1.2 million decrease in other income for the first nine months of 2022 was primarily driven by a gain on the sale of the Eberhard Hardware Ltd. building of $1.8 million in the first quarter of 2021, partially offset by increased gains in pension cost adjustments in 2022.

Net income from continuing operations for the third quarter of fiscal 2022 was $4.5 million, or $0.72 per diluted share compared to net income from continuing operations of $3.8 million, or $0.61 per diluted share, for the comparable period in 2021. In the first nine months of 2022 net income from continuing operations was $10.9 million, or $1.74 per diluted share, compared to net income from continuing operations of $12.3 million, or $1.96 per diluted share, for the comparable period in 2021.

A more detailed analysis of the Company’s results of operations and financial condition follows.

Results of Operations

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of operations as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	76.9%	76.2%	77.6%	76.1%
Gross margin	23.1%	23.8%	22.4%	23.9%
Product development expense	1.4%	1.5%	1.5%	1.6%
Selling and administrative expense	14.1%	14.8%	14.3%	14.9%
Operating Profit	7.6%	7.5%	6.6%	7.4%

The following table shows the change in sales and operating profit for the third quarter and first nine months of 2022 compared to the third quarter and first nine months of 2021 (dollars in thousands):

	Three Months	Nine Months
	Ended	Ended
	October 1, 2022	October 1, 2022

Net Sales	$7,760	$23,294

Volume	5.0%	5.9%
Price	5.3%	3.5%
New products	1.8%	3.0%
	12.1%	12.4%

Operating Profit	$635	$(25)

Liquidity and Sources of Capital

The Company consumed approximately $0.3 million of cash from continuing operations during the first nine months of fiscal 2022 compared to consuming approximately $3.3 million during the first nine months of fiscal 2021. Cash flow from operations in the first nine months of 2022 was higher when compared to the corresponding period last year primarily due to a smaller increase in inventory and accounts receivable. The effects of the COVID-19 pandemic are continuing to impact the supply chain and as a result inventories have increased due to increased shipping time, port congestion, and selective pre-buying of raw materials to ensure availability and mitigate the impact of likely future inflationary price increases. Cash flow from operations coupled with cash at the beginning of the 2022 fiscal year and the proceeds from the line of credit were sufficient to fund capital expenditures, debt service, and dividend payments for the first nine months of 2022. The Company has $11.0 million available on its revolving line of credit as of October 1, 2022. On October 21, 2022 the Company used the proceeds from the sale of assets of Argo EMS to pay down an additional $5 million on the revolving line of credit. See Note G - Debt for further discussion on the Company’s debt facilities.

Additions to property, plant and equipment for continuing operations were approximately $1.7 million for the first nine months of 2022 and $2.1 million for the first nine months of 2021. Additionally, in the first nine months of 2022 the Company received proceeds of $2.1 million from the sale of two of its properties compared to $2.0 million from the sale of one of its facilities in Canada during the first nine months of 2021. As of October 1, 2022, there were approximately $1.1 million of outstanding commitments for capital expenditures.

The following table shows key financial ratios at the end of each specified period:

	Third Quarter 2022	Third Quarter 2021	Fiscal Year 2021
Current ratio	2.9	2.7	2.5
Average days’ sales in accounts receivable	67	61	64
Inventory turnover	3.2	3.3	3.0
Total debt to shareholders’ equity	60.3%	75.0%	62.2%

The following table shows important liquidity measures as of the balance sheet date for each specified period or for the period, as applicable (in millions):

	Third	Third	Fiscal
	Quarter	Quarter	Year
	2022	2021	2021
Cash and cash equivalents
- Held in the United States	$3.2	$7.0	$4.3
- Held by a foreign subsidiary	2.5	3.0	2.3
	5.7	10.0	6.6

Working capital	90.6	95.0	74.1
Net cash (used in) provided by operating activities	(0.3)	(3.3)	(7.8)
Change in working capital impact on net cash used in operating activities	(16.5)	(17.4)	(22.9)
Net cash provided by investing activities	0.8	0.6	13.6
Net cash used in financing activities	(0.5)	(6.4)	(20.3)

Inventories of $67.5 million as of October 1, 2022, represent an increase of 7.4% as compared to $62.9 million at the end of fiscal year 2021 and an increase of 19.1% as compared to $56.7 million at the end of the third quarter of fiscal 2021. Accounts receivable, less allowances, were $50.9 million as of October 1, 2022, as compared to $43.2 million at 2021 fiscal year end and $41.3 million at the end of the third quarter of fiscal 2021.

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

As of the end of the fiscal quarter ended October 1, 2022, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

To supplement the consolidated financial statements prepared in accordance with U.S. GAAP, we have presented Adjusted Net Income from Continuing Operations, Adjusted Earnings Per Diluted Share from Continuing Operations and Adjusted EBITDA from Continuing Operations, which are considered non-GAAP financial measures. The non-GAAP financial measures presented may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures in the same way. These measures are not substitutes for their comparable U.S. GAAP financial measures, such as net sales, net income, diluted earnings per share, or other measures prescribed by U.S. GAAP, and there are limitations to using non-GAAP financial measures.

Adjusted Net Income from Continuing Operations is defined as net income from continuing operations excluding, when incurred, certain one-time costs arising from the impacts of impairment losses, gains/losses on the sale of subsidiaries, property and facilities, transaction expenses primarily relating to acquisitions and divestitures, factory start-up costs, factory relocation expenses and restructuring costs. Adjusted Net Income from Continuing Operations is a tool that can assist management and investors in comparing our performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our underlying operating performance.

Adjusted Earnings Per Diluted Share from Continuing Operations is defined as earnings per diluted share from continuing operations excluding, when incurred, certain per share one-time costs arising from, for example, the impacts of impairment losses, gains/losses on the sale of subsidiaries, property and facilities, transaction expenses primarily relating to acquisitions and divestitures, factory start-up costs, factory relocation expenses and restructuring costs. We believe that Adjusted Earnings Per Diluted Share from Continuing Operations provides important comparability of underlying operational results, allowing investors and management to access operating performance on a consistent basis.

Adjusted EBITDA from Continuing Operations is defined as net income from continuing operations before interest expense, provision for income taxes, and depreciation and amortization and excluding, when incurred, the impacts of certain one-time costs arising from impairment losses, gains/losses on sale of subsidiaries, property and facilities, transaction expenses primarily relating to acquisitions and divestitures, factory start-up costs, factory relocation expenses and restructuring expenses. Adjusted EBITDA from Continuing Operations is a tool that can assist management and investors in comparing our performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our underlying operations.

Management uses such measures to evaluate performance period over period, to analyze the underlying trends in our business, to assess our performance relative to our competitors, and to establish operational goals and forecasts that are used in allocating resources. These financial measures should not be considered in isolation from, or as a replacement for, U.S. GAAP financial measures.

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

Reconciliation of Non-GAAP Measures

Adjusted Net Income and EPS from Continuing Operations Calculation

For the Three and Nine Months ended October 1, 2022 and October 2, 2021

($000’s)

	Three Months Ended				Nine Months Ended
	October 1, 2022		October 2, 2021		October 1, 2022		October 2, 2021
Net income from continuing operations as reported per generally accepted accounting principles (GAAP)	$4,496		$3,820		$10,883		$12,269

Earnings per share from continuing operations as reported under generally accepted accounting principles (GAAP):

Basic	$0.72		$0.61		$1.75		$1.96
Diluted	$0.72		$0.61		$1.74		$1.96

Adjustments:
Gain on sale of Eberhard Hardware Ltd building, net of tax	—		—		—		(1,353	)A
Factory relocation, net of tax	—		45	B	—		105	B
Factory start-up costs, net of tax	—		155	C	—		187	C
Loss on sale of Wheeling, IL building, net of tax	—		—		202	D	—
Gain on sale of Eastern corporate office building, net of tax	(474	)E	—		(474	)E	—
Total adjustments (Non-GAAP)	$(474)		$200		$(272)		$(1,061)

Adjusted net income from continuing operations	$4,022		$4,020		$10,611		$11,208

Adjusted earnings per share from continuing operations (Non-GAAP):

Basic	$0.65		$0.64		$1.70		$1.79
Diluted	$0.65		$0.64		$1.70		$1.79

A) Gain on sale of Eberhard Hardware Ltd building

B) Costs incurred on relocation of ILC facility in Wheeling, IL

C) Costs incurred on start-up of Eberhard factory in Reynosa, MX

D) Loss on sale of ILC building in Wheeling, IL

E) Gain on sale of Eastern corporate office building

Reconciliation of Non-GAAP Measures

Adjusted EBITDA from Continuing Operations Calculation

For the Three and Nine Months ended October 1, 2022 and October 2, 2021

($000’s)

	Three Months Ended				Nine Months Ended
	October 1, 2022		October 2, 2021		October 1, 2022		October 2, 2021

Net income from continuing operations as reported per generally accepted accounting principles (GAAP)	$4,496		$3,820		$10,883		$12,269

Interest expense	646		427		1,584		1,389
Provision for income taxes	1,423		972		3,498		3,573
Depreciation and amortization	1,756		1,658		5,389		5,189
Gain on sale of Eberhard Hardware Ltd Building	—		—		—		(1,841	)A
Factory relocation	—		59	B	—		139	B
Factory start-up costs	—		207	C	—		250	C
Loss on sale of Wheeling, IL building	—		—		269	D	—
Gain on sale of Eastern corporate office building	(624	)E	—		(624	)E	—
Adjusted EBITDA from continuing operations	$7,697		$7,143		$20,999		$20,968

A) Gain on sale of Eberhard Hardware Ltd building

B) Costs incurred on relocation of ILC facility in Wheeling, IL

C) Costs incurred on start-up of Eberhard factory in Reynosa, MX

D) Loss on sale of ILC building in Wheeling, IL

E) Gain on sale of Eastern corporate office building

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of the Company’s status as a smaller reporting company pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is not required to provide information under this Item 3.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of October 1, 2022, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 240.15d-15(e)) pursuant to Exchange Act Rule 13a-15. As defined in Exchange Act Rules 240.13a-15(e) and 240.15d-15(e), “the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure”.

The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO have concluded that these controls and procedures are effective at the “reasonable assurance” level as of October 1, 2022.

Changes in Internal Control Over Financial Reporting:

During the period covered by this Quarterly Report on Form 10-Q, there were no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company is a party to various legal proceedings from time to time related to its normal business operations. As of the end of the quarter ended October 1, 2022, the Company does not have any material pending legal proceedings, other than as set forth in Part I, Item 3 of the 2021 Form 10-K, or any material legal proceedings known to be contemplated by governmental authorities.

ITEM 1A – RISK FACTORS

The Company’s business is subject to several risks, some of which are beyond its control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the Company’s shareholders should carefully consider the risk factors discussed in Part I, Item 1A Risk Factors of the 2021 Form 10-K. These risk factors could have a material adverse effect on the Company’s business, results of operations, financial condition and/or liquidity and could cause our operating results to vary significantly from period to period. As of October 1, 2022, there have been no material changes to the risk factors disclosed in the 2021 Form 10-K. The Company may disclose changes to such risk factors or disclose additional risk factors from time to time in its future filings with the SEC. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition, or operating results.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 2, 2018, the Company announced that the Board had authorized a new program to repurchase up to 200,000 shares of the Company’s common stock. The Company’s share repurchase program does not obligate it to acquire the Company’s common stock at any specific cost per share. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. Below is a summary of the Company’s share repurchases during the third quarter of 2022.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
July 3, 2022 – July 30, 2022	10,000	$21.11	10,000	60,404

July 31, 2022 – August 27, 2022	120	21.62	120	60,284

August 28, 2022 – October 1, 2022	—	—	—	—

Total	10,120	$21.12	10,120	60,284

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

101)

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended October 1, 2022 and October 2, 2021; (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three ended October 1, 2022, and October 2, 2021; (iii) Condensed Consolidated Balance Sheets (Unaudited) as of October 1, 2022 and January 1, 2022; (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended October 1, 2022 and October 2, 2021; and (iv) Notes to the Condensed Consolidated Financial Statements (Unaudited).**

104)	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101). **

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE EASTERN COMPANY
(Registrant)

DATE: November 7, 2022	/s/August M. Vlak
August M. Vlak President and Chief Executive Officer

DATE: November 7, 2022	/s/Peter O’Hara
Peter O’Hara Chief Financial Officer

