Form 10-K
period 2022-12-31
EASTERN CO
filed 2023-03-14
CIK 31107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to _______________

Commission File Number 001-35383

THE EASTERN COMPANY
(Exact name of registrant as specified in its charter)

Connecticut	06-0330020
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3 Enterprise Drive, Suite 408, Shelton, Connecticut	06484
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 729-2255

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, No Par Value	EML	NASDAQ Global Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fi ling reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of July 2, 2022, the last day of registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $101,241,244 (based on the closing sales price of the registrant’s common stock on the last trading date prior to that date). Shares of the registrant’s common stock held by each officer and director and shares held in trust by the pension plans of the Company have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 15, 2023, 6,221,976 shares of the registrant’s common stock, no par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this report is incorporated herein by reference to portions of the proxy statement for the Company’s 2023 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2022.

The Eastern Company

Form 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES

LITIGATION REFORM ACT OF 1995

Statements contained in this Annual Report on Form 10-K of The Eastern Company (together with its consolidated subsidiaries, unless otherwise specified or suggested by the context, the “Company,” “Eastern,” “we,” “us,” or “our”) that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terminology such as “would,” “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “plan,” “potential,” “opportunities,” or similar terms or variations of those terms or the negative of those terms. There are many factors that affect the Company’s business and the results of its operations and that may cause the actual results of operations in future periods to differ materially from those currently expected or anticipated. These factors include the impact of the COVID-19 pandemic and resulting economic effects, including supply chain disruptions, cost inflation, rising interest rates, delays in delivery of our products to our customers, impact on demand for our products, reductions in production levels, increased costs, including costs of raw materials, the impact on global economic conditions, the availability, terms and cost of financing, including borrowings under credit arrangements or agreements, and the impact of market conditions on pension plan funded status. Other factors include, but are not limited to: restrictions on operating flexibility imposed by the agreement governing our credit facility; the effect on interest rates of the replacement of the London Interbank Offered Rate (LIBOR) with a Secured Overnight Financing Rate (SOFR); risks associated with doing business overseas, including fluctuations in exchange rates and the inability to repatriate foreign cash, the impact on cost structure and on economic conditions as a result of actual and threatened increases in trade tariffs and the impact of political, economic and social instability; the inability to achieve the savings expected from global sourcing of materials; the impact of higher raw material and component costs, including the impact of supply chain shortages and inflation, particularly steel, plastics, scrap iron, zinc, copper and electronic components; lower-cost competition; our ability to design, introduce and sell new or updated products and related components; market acceptance of our products; the inability to attain expected benefits from acquisitions or the inability to effectively integrate such acquisitions and achieve expected synergies; domestic and international economic conditions, including the impact, length and degree of economic downturns on the customers and markets we serve and more specifically conditions in the automotive, construction, aerospace, energy, oil and gas, transportation, electronic, and general industrial markets; costs and liabilities associated with environmental compliance; the impact of climate change or terrorist threats and the possible responses by the U.S. and foreign governments; failure to protect our intellectual property; cyberattacks; materially adverse or unanticipated legal judgments, fines, penalties or settlements; and other risks identified and discussed in Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K and that may be identified from time to time in our quarterly reports on Form 10-Q, current reports on Form 8-K and other filings we make with the Securities and Exchange Commission (the “SEC”). Although the Company believes it has an appropriate business strategy and the resources necessary for its operations, future revenue and margin trends cannot be reliably predicted and the Company may alter its business strategies to address changing conditions. Also, the Company makes estimates and assumptions that may materially affect reported amounts and disclosures. These relate to valuation allowances for accounts receivable and excess and obsolete inventories, accruals for pensions and other postretirement benefits (including forecasted future cost increases and returns on plan assets), provisions for depreciation (estimating useful lives), uncertain tax positions, and, on occasion, accruals for contingent losses. The Company undertakes no obligation to update, alter, or otherwise revise any forward-looking statements, whether written or oral, that may be made from time to time, whether as a result of new information, future events, or otherwise, except as required by law.

PART I

ITEM 1 BUSINESS

General Development of Business

The Eastern Company was incorporated under the laws of the State of Connecticut in October 1912, succeeding a co-partnership established in October 1858. The businesses of the Company design, manufacture and sell unique engineered solutions for industrial markets.

Today, the Company maintains 17 physical locations across North America, Europe, and Asia.

BUSINESS HIGHLIGHTS

On October 19, 2022, the Company sold its Argo EMS business (“Argo”). Argo supplies printed circuit boards and other electronic assemblies to original equipment manufacturers in various industries, including measurement systems, semiconductor equipment manufacturing, and industrial control, medical, and military products.

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

In the second fiscal quarter of 2021 the Company determined that the companies included in its Diversified Products segment, including Argo, Greenwald, and Frazer & Jones, no longer fit with our long-term strategy and met the criteria to be treated as held for sale, and that the assets held for sale qualify for discontinued operations.

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

Company Operations

The Company’s operations consist of Big 3 Precision, including Big 3 Precision Products Inc. (“Big 3 Products”) and Big 3 Mold Services, Inc. (“Big 3 Mold”), Hallink Moulds, Inc. (“Hallink Moulds” or “Hallink”), and Associated Toolmakers Ltd. (“Associated Toolmakers”); Eberhard Manufacturing Company (“Eberhard Manufacturing”), Eastern Industrial Ltd, World Lock Company Ltd., Dongguan Reeworld Security Products Ltd., and World Security Industries (together, “Eberhard”); and Velvac Holdings Inc. (“Velvac”). These businesses design, manufacture, and market a diverse product line of custom and standard vehicular and industrial hardware, including turnkey returnable packaging solutions, access and security hardware, mirrors, and mirror-cameras.

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

Eberhard, a global leader in the engineering and manufacturing of access and security hardware, offers a standard product line of rotary latches, compression latches, draw latches, hinges, camlocks, key switches, padlocks, and handles, among other products, as well as comprehensive development and program management services for custom electromechanical and mechanical systems designed for specific OEMs and customer applications. Eberhard’s products are found in an expansive range of applications and products globally.

Velvac is a designer and manufacturer of proprietary vision technology for OEMs and aftermarket applications, and a leading provider of aftermarket components to the heavy-duty truck market in North America. Velvac serves diverse, niche segments within the heavy- and medium-duty truck, motorhome, and bus markets.

Human Capital

We believe our success depends on the skills, experience, and industry knowledge of our key talent. As such, our management team places significant focus and attention on the attraction, development, and retention of employees, as well as ensuring our corporate culture reflects Eastern’s values, and our Board of Directors (our “Board”) provides oversight for various employee initiatives. Eastern values and our Code of Business Conduct and Ethics guide our actions, reflect our culture, and drive our performance. We have made and continue to make investments in training, and we have a well-established performance management process.

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

The health and safety of our employees is also a top priority. Our focus on the reduction of injuries and illnesses has significantly improved our safety performance. We have attained these improvements by fostering a global safety culture supported with regular training and education that includes robust systems and philosophies centered on personal responsibility and accountability. The Board established an Environment, Health and Safety Committee in 2019. There is a high level of leadership engagement, ensuring installation and maintenance of appropriate safety equipment at all our manufacturing sites worldwide combined with vigorous reviews of root causation and systemic corrective actions of any safety incidents that may occur.

In response to the emergence of COVID-19 in early 2020, we implemented a proactive internal procedure and complied with local, federal, and international governmental guidance that has enabled us to operate safely.

Each of our facilities continues to adhere to such guidance as it has evolved, and we have also adjusted our remote worker safety procedures to ensure that remote employees are better integrated into our safety and health systems.

Employee levels are managed to align with business demand and management believes it currently has sufficient human capital to operate its business successfully. As of December 31, 2022, we employed 1,191 full-time employees: 607 in the United States and 584 in other countries. Approximately 24% of employees in the United States are represented by collective bargaining agreements. We believe that our relations with employees, unions and works’ councils are in good standing.

General

Patent and trademark protection for the various product lines of the Company is limited, but the Company believes the current patents and trademark protection is sufficient to protect the Company’s competitive positions. Patent durations are from 1 to 20 years. No business operation is dependent on any patent, nor would the loss of any patent have any material adverse effect on the Company’s business.

During the second fiscal quarter of 2021, the Company announced plans to sell the companies included in our Diversified Products segment, these assets met the criteria to be treated as held for sale and reported as discontinued operations. Subsequently, in the fourth quarter of fiscal 2021, the Company sold Greenwald and Frazer & Jones. In the fourth quarter of 2022, the Company sold Argo.

The Company’s businesses are not subject to seasonal variations.

Customers of the Company are broad-based by geography and by market, and sales are not highly concentrated by customer. Only one customer exceeded 10% of accounts receivable for each of fiscal 2022 and 2021. Foreign sales were not significant for fiscal years 2022 and 2021.

The Company encounters competition in its businesses. Imports from Asia and Latin America with favorable currency exchange rates and low-cost labor have created additional pricing pressure. The Company competes successfully by offering high-quality, custom engineered products on a timely basis. To compete, the Company deploys internal engineering resources, maintains cost effective manufacturing capabilities through its wholly owned Asian subsidiaries, expands its product lines through product development and acquisitions, and maintains sufficient inventory for fast turnaround of customer orders.

The Company does not anticipate that compliance with federal, state, or local environmental laws or regulations is likely to have a material effect on the Company’s capital expenditures, earnings, or competitive position.

The Company obtains materials from nonaffiliated domestic sources, as well as from Company-affiliated and unaffiliated sources in Asia. Availability and prices of raw materials and outside services were affected by measures taken in response to the COVID-19 pandemic, as well as by global trade restrictions, for some of the Company’s businesses during 2022. We expect raw materials and outside services to be more readily available in 2023 unless resurgence of the COVID-19 pandemic occurs or trade restrictions continue, but prices may remain elevated or increase further.

The Company’s ratio of working capital (current assets less current liabilities) to sales was 26.1% in 2022 and 27.2% in 2021. Working capital includes cash held in various foreign subsidiaries. Other factors affecting working capital include our average days’ sales in accounts receivable, inventory turnover ratio and payment of vendor accounts payable. In some cases, the company must hold extra inventory due to extended lead time in receiving products ordered from our foreign subsidiaries to ensure product is available for our customers. The Company continues to monitor working capital needs with the goal of reducing our ratio of working capital to sales.

Available Information

The Company makes available, free of charge through its Internet website at http://www.easterncompany.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information posted on the Company’s website is not incorporated into this Form 10-K and is not part of this Form-10K. The Company’s reports filed with, or furnished to, the SEC are also available on the SEC’s website at www.sec.gov.

ITEM 1A RISK FACTORS

The Company’s business is subject to a variety of risks and uncertainties, including, without limitation, the risks and uncertainties described below. In addition to the other information contained in this Form 10-K and the Company’s other filings with the SEC, these risk factors should be considered carefully in evaluating the Company’s business. If any of these risks, or any risks not presently known to the Company or currently deemed immaterial by the Company, materialize, the Company’s business, reputation, stock price, financial condition or results of operations could be materially adversely affected, and the Company may not be able to achieve its goals or expectations.

This section should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes in Item 8, Financial Statements and Supplementary Data of this Form 10-K.

Risks Related to Our Business

Our financial and operating performance has been and may continue to be adversely affected by COVID-19 pandemic and the resulting economic conditions, including inflation, rising interest rates, and potential recessionary pressures, and may be adversely affected by future developments with respect to this or another epidemic.

As a result of the COVID-19 pandemic and its impact on economic conditions, the Company has experienced and could continue to experience disruptions to its business, its operations, the delivery of its products and customer demand for its products, including the following:

•	The broader economic impact of the COVID-19 pandemic, including resurgences, may continue to result in unfavorable operating earnings and cash flow generation in the months to follow. Current global economic conditions are highly volatile due to the COVID-19 pandemic, resulting in economic slowdowns that have caused and are likely to continue to cause contractions in some or all the markets we serve. This has led to and may continue to lead to decreased demand for the Company’s products, which in turn has negatively impacted, and may continue to negatively impact, the Company’s financial condition and operating results. Other macroeconomic factors also remain dynamic, and any causes of market size contraction, and overall economic slowdowns could reduce the Company’s sales or erode operating margin, in either case reducing earnings. In addition, volatile global economic conditions may cause foreign exchange rate fluctuations, which could result in increases or decreases in earnings and may adversely affect the value of the Company’s assets outside the United States. Increased pricing in response to fluctuations in foreign currency exchange rates may offset portions of the currency impacts but could also have a negative impact on demand for the Company’s products, which would affect sales and profits. Exchange rate fluctuations could also increase pricing pressure and impair the ability of the Company’s products to compete with products imported from regions with favorable exchange rates.

•	Supply shortages and supply chain disruptions originally triggered by shutdowns and other restrictions imposed to slow the spread and resurgence of COVID-19 have impacted and may continue to impact the prices and availability of certain of the raw materials and components used in the production of the Company’s products, which could impair the Company’s ability to procure the required raw materials and components for its operations or increase the cost of manufacturing its products. The Company may be unable to pass increases in the cost of raw materials and components on to its customers and could experience reductions to its profit margins. Also, any decrease in the availability of raw materials and components could impair the Company’s ability to meet production requirements in a timely manner or at all.

•	The economic downturn has resulted and could continue to result in the carrying value of goodwill or other intangible assets exceeding their fair value, which has required and could continue to require the Company to recognize asset impairment.

•	To the extent the Company draws under the revolving portion of the Credit Agreement, debt of the Company would increase. Such an increase in indebtedness could adversely affect the Company’s financial results or ability to incur additional debt and could negatively impact credit ratings. The continuing economic impact of the COVID-19 pandemic, including any resurgences, could also negatively impact the Company’s compliance with the financial covenants under the Credit Agreement or the interest rate of borrowings under the Credit Agreement. In addition, as a result of the risks described above, the Company may in the future be required to raise additional debt or equity financing, and the availability, terms and cost of such financing would depend on, among other things, global economic conditions, conditions in the global financing markets, trading prices of the Company’s common stock, the credit ratings of the Company, and the outlook for the industries in which the Company operates, all of which could be negatively impacted by the COVID-19 pandemic, including the extent of any resurgences, and related economic effects, including inflation, rising interest rates, and potential recessionary pressures. There can be no assurance that such financing would be available on acceptable terms, in sufficient quantities, or at all.

•	Pension plan funded status, the ratio of plan assets over plan liabilities, is largely influenced by current market conditions. To the extent asset returns and interest rates, which are used to discount future plan benefits, change from prior measurement periods, the plan’s funded ratio has the potential to change significantly.

Any of the foregoing effects of the COVID-19 pandemic and resulting economic conditions, if it persists, worsens or recurs, or the future occurrence of any other epidemic, could have a material adverse effect on the Company’s business, financial condition and results of operations.

Indebtedness may affect our business and may restrict our operating flexibility.

As of December 31, 2022, the Company had $64,147,000 in total consolidated indebtedness. Subject to restrictions contained in the Credit Agreement, the Company may incur additional indebtedness in the future, including indebtedness incurred to finance acquisitions. The level of indebtedness and servicing costs associated with that indebtedness could have important effects on our operation and business strategy. For example, the indebtedness could:

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

The Company’s ability to make scheduled principal payments, to pay interest on, or to refinance our indebtedness and to satisfy other debt obligations will depend upon future operating performance, which may be affected by factors beyond the Company’s control. In addition, there can be no assurance that future borrowings or the issuance of equity would be available to the Company on favorable terms for the payment or refinancing of the Company’s debt. If the Company were unable to service its indebtedness, the business, financial condition, and results of operation would be materially adversely affected.

The Credit Agreement contains covenants requiring the Company to achieve certain financial and operations results and maintain compliance with specified financial ratios. The Company’s ability to meet the financial covenants or requirements in the Credit Agreement may be affected by events beyond our control, and the Company may not be able to satisfy such covenants and requirements.

The Credit Agreement also contains a number of restrictive covenants that could adversely affect the Company’s ability to operate its business. These covenants restrict, among other things, the Company’s ability to:

•	Merge with or into another company or sell assets;
•	Grant liens;
•	Incur additional indebtedness;
•	Make investments or guarantee indebtedness of another person or entity;
•	Pay dividends, make distributions or repurchase equity;
•	Engage in certain transactions with affiliates; and
•	Make certain changes to the Company’s business.

A breach of these covenants or the Company’s inability to comply with the financial ratios, tests or other restrictions contained in our Credit Agreement could result in an event of default under the Credit Agreement. Upon the occurrence of an event of default under the Credit Agreement and/or the expiration of any grace periods, the lenders could elect to declare all amounts outstanding under our credit facility, together with accrued interest, to be immediately due and payable. If this were to occur, the Company’s assets may not be sufficient to fully repay the amounts due under our credit facility or the Company’s other indebtedness.

The phaseout of the London Interbank Offered Rate (LIBOR), or the replacement of LIBOR with a different reference rate such as SOFR, may adversely affect interest rates.

Central banks around the world, including the FRB, are working to implement the transition from the London Interbank Offered Rate (“LIBOR”) to replacement benchmarks including the Secured Overnight Financing Rate (“SOFR”) in the United States. The ICE Benchmark Administration (the “IBA”) ceased publication of all settings of non-US dollar LIBOR and the one-week and two-month U.S. dollar LIBOR settings on December 31, 2021, with the publication of the remaining U.S. dollar LIBOR settings scheduled to be discontinued after June 30, 2023. The Adjustable Interest Rate Act (the “LIBOR Act”), which was signed into law on March 15, 2022, provided a replacement framework for outstanding financial contracts tied to LIBOR once LIBOR ceases to be published. The LIBOR Act provides a statutory mechanism and safe harbor that applies on a nationwide basis to replace LIBOR with a benchmark rate, selected by the Federal Reserve Board based on SOFR, for certain contracts that reference LIBOR and contain no or insufficient fallback provisions. The LIBOR Act preempts and supersedes any state or local law, statute, rule, regulation, or standard relating to the selection or use of a benchmark replacement or related changes and allows parties that already have effective fallback provisions to opt out of the legislation. On December 16, 2022, the Federal Reserve adopted a final rule implementing the LIBOR Act that, among other things, identifies the applicable SOFR-based benchmark replacements under the LIBOR Act for various contact types. The difference between LIBOR and SOFR is that LIBOR is a forward-looking rate which means the interest rate is set at the beginning of the period with payment due at the end. SOFR is a backward-looking overnight rate which has implications for how interest and other payments are based. The change from LIBOR to SOFR may adversely affect interest rates and result in higher borrowing costs. The effect of this change is still unknown and could materially and adversely affect the Company’s results of operations, cash flows and liquidity.

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

Supply chain disruptions, delays in production, and forecast inaccuracies have affected and could continue to affect our ability to meet customer demand, lead to higher costs, result in excess inventory, and could have an adverse effect on our results of operations and financial condition.

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

The Company encounters competition in all its business operations, and imports from Asia and Latin America with favorable currency exchange rates and low-cost labor have resulted in pricing pressure. The Company competes with other companies that offer comparable products or that produce different products appropriate for the same uses. To remain profitable and defend market share, the Company must continue to offer high quality custom engineered products on a timely basis, develop new products or update existing products to compete with new or updated products introduced by competitors, deploy internal engineering resources, maintain cost-effective manufacturing capabilities through its wholly owned Asian subsidiaries, expand its product lines through product development and acquisitions, and maintain sufficient inventory for fast turnaround of customer orders. The Company may not be able to compete effectively on all these fronts and with all its competitors, and the failure to do so could have a material adverse effect on its sales and profit margins.

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

Tariffs, trade sanctions and political instability may impact the availability or cost of raw materials, which could adversely affect our margins, ability to meet customer demand, business, results of operations and financial condition.

The Company obtains raw materials used in the production of its products from domestic sources, as well as from Company-affiliated and unaffiliated sources in Asia. Changes in international trade duties and other aspects of international trade policy, both in the United States and abroad, could materially impact the cost of these raw materials. For example, from March 2018 until March 2021, the United States imposed an additional 25% tariff under Section 232 of the Trade Expansion Act of 1962, as amended, on steel products imported into the United States. While these tariffs have mostly been lifted on imports from countries other than China, imports from many jurisdictions are subject to limitations on volume, after which substantial tariffs will be reimposed. The United States also imposed a 10% tariff on all aluminum imports into the United States, with initial exemptions for aluminum imported from certain U.S. trading partners. Such actions could increase steel and aluminum costs and decrease supply availability. In response to the invasion of Ukraine by the military forces of the Russian Federation, the United States, the European Union and other jurisdictions have imposed sanctions that, among other things, prohibit the importation of a wide array of commodities and products from Russia, which is a major global supplier of nickel. Any increase in nickel, steel and/or aluminum prices that is not offset by an increase in the Company’s prices could have an adverse effect on the Company’s business, financial position, results of operations or cash flows. In addition, if the Company is unable to acquire timely nickel, steel or aluminum supplies, the Company may need to decline customer orders, which could also have an adverse effect on the business, financial position, results of operations or cash flows of the Company.

In addition to sustained increases in the cost of raw materials, the military conflict between Ukraine and Russia and the related sanctions and trade restrictions have continued to cause supply disruptions with respect to component parts for our products and resulted in higher oil and other commodity prices that have increased shipping and transportation costs. If the conflict persists or escalates, this may further disrupt global supply chains and could result in shortages of key raw materials or component parts that the Company’s suppliers require to satisfy our needs. Any increases in the cost, or shortages, of raw materials or energy may continue to create supply issues for critical materials that could constrain the Company’s manufacturing levels, which may lead to inability to meet demand for our products and could result in a loss of business and possible reduced margins for the Company if the cost increases cannot be fully offset by higher selling prices.

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

Risks Related to Acquisitions and Organic Growth

The inability to develop new or updated products could limit growth.

Demand for new products, or the need to update existing products to compete with new or updated products offered by competitors, could adversely affect the Company’s performance, ability to maintain current levels of revenues and earnings, and prospects for future growth if the Company were unable to develop and introduce new competitive products or updates to existing products at favorable profit margins. The uncertainties associated with developing and introducing new products or updates to existing products, such as the market demands and the costs of development and production, may impede the successful development and introduction of new products or updates to existing products. Acceptance of the new or updated products may not meet sales expectations due to several factors, such as the Company’s potential inability to accurately predict market demand or to resolve technical issues in a timely and cost-effective manner. Additionally, the inability to develop new or updated products on a timely basis could result in the loss of business to competitors.

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

In addition to the United States, we have applied for intellectual property protection in other jurisdictions with respect to certain innovations and new products, product features, and processes. The laws of certain foreign countries in which we do business, or may contemplate doing business in the future, do not recognize intellectual property rights or protect them to the same extent as U.S. law. As a result, these factors could weaken our competitive advantage with respect to our products, services, and brands in foreign jurisdictions, which could adversely affect our financial performance. We may also encounter significant problems in protecting and defending our licensed and owned intellectual property in foreign jurisdictions. For example, China currently affords less protection to a company’s intellectual property than some other jurisdictions. As such, the lack of strong patent and other intellectual property protection in China may significantly increase our vulnerability regarding unauthorized disclosure or use of our intellectual property and undermine our competitive position. Proceedings to enforce our intellectual property rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.

The Company relies on information and technology for many of its business operations, which could fail and cause disruption to the Company’s business operations.

The Company’s business operations are dependent upon information technology networks and systems to securely transmit, process and store electronic information and to communicate among its locations around the world and with clients and vendors. A shut-down of, or inability to access, one or more of the Company’s facilities, a power outage, a ransomware incident, or a failure of one or more of the Company’s information technology, telecommunications or other systems could significantly impair the Company’s ability to perform such functions on a timely basis. Computer viruses, cyberattacks, other external hazards and human error could result in the misappropriation of assets or sensitive information, corruption of data or operational disruption. If sustained or repeated, such a business interruption, system failure, service denial or data loss and damage could result in a deterioration of the Company’s ability to write and process orders, provide customer service, or perform other necessary business functions.

A breach in the security of the Company’s software or information technology systems could harm its reputation, result in a loss of current and potential customers, and subject the Company to material claims, which could materially harm our operating results and financial condition.

If the Company’s security measures are breached, an unauthorized party may obtain access to the Company’s data or users’ or customers’ data. In addition, cyberattacks and similar acts could lead to interruptions and delays in operations or customer processing or a loss or breach of the Company’s or a customer’s data. Because the techniques used to obtain unauthorized access, disable, or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, the Company may be unable to anticipate these techniques or to implement adequate preventative measures. The risk that these types of events could seriously harm the Company’s business is likely to increase as the Company expands its reliance on technology for its operations and order processing and enhances the number of web-based products we offer, the services we provide, and our global operations.

Data breaches and other serious cybersecurity incidents have increased globally, along with the methods, techniques and complexity of attacks, including use of viruses, ransomware and other malicious software, phishing and other efforts to discover and exploit any design flaws, bugs or other security vulnerabilities. Continued geopolitical turmoil, including the ongoing conflict between Russia and Ukraine, has heightened the risk of cyberattacks. We have been, and likely will continue to be, subject to such cyberattacks, although none has had a material impact on our operations. Also, the same cybersecurity threats exist for the third parties with whom we interact and share information and cyberattacks on third parties that possess or use our customer, personnel and other information could adversely impact us in the same way as would a direct cyberattack on us. The Company is subject to federal, state, and international laws and regulations relating to the collection, use, retention, security and transfer of personally identifiable information and individual payment data. The information, security and privacy requirements imposed by such laws and regulations are constantly evolving and are becoming increasingly demanding in the United States and other jurisdictions in which the Company operates. In addition, the interpretation and application of consumer and data protection laws in the United States and elsewhere are often uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with the Company’s data practices. If so, in addition to the possibility of fines or other penalties, this could result in an order requiring that the Company change its data practices, which could be costly, divert management attention, and have an adverse effect on the Company’s business and results of operations. The Company has incurred and may continue to incur significant costs relating to compliance with these laws and regulations, including costs related to updating certain business practices and systems and ensuring continued compliance. Further, any changes to laws or regulations, including new restrictions or requirements applicable to our business, or an increase in enforcement of existing laws and regulations, could expose the Company to additional costs and liability.

Any security breaches for which the Company is, or is perceived to be, responsible, in whole or in part, or any actual or perceived violations of data privacy laws and regulations, could subject the Company to legal claims or legal proceedings, including regulatory investigations, which could harm the Company’s reputation and result in significant litigation costs and damage awards or settlement amounts. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage, could materially harm our operating results and financial condition. Security breaches also could cause the Company to lose current and potential customers, which could have an adverse effect on the Company’s business. Moreover, the Company may be required to expend significant financial and other resources to further protect against security breaches or to rectify problems caused by any security breach.

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

Natural disasters, changes in climate, and geo-political events may negatively impact our business.

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

The Company is subject to income tax laws of the United States, its states, and municipalities and those of other foreign jurisdictions in which the Company has business operations. These laws are complex, evolving, and subject to interpretations by the taxpayer and the relevant governmental taxing authorities.

The Company’s future annual and quarterly tax rates could be affected by numerous factors, including changes in the (1) applicable tax laws; (2) composition of earnings in countries with differing tax rates; or (3) recoverability of our deferred tax assets and liabilities. Beginning in 2022, the U.S. Tax Cuts and Jobs Act of 2017 eliminated the existing option to deduct research and development expenditures and requires taxpayers to amortize them over five years pursuant to IRC Section 174. This requirement is expected to reduce our cash flows. In August 2022, the United States enacted the Inflation Reduction Act of 2022 (the “IRA”) which includes a new 15% corporate minimum tax as well as a 1% excise tax on fair value of corporate stock repurchases made after December 31, 2022. The IRA could have a negative impact on our tax position. Many countries and organizations such as the Organization for Economic Cooperation and Development are also actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our results of operations.

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

From time to time, the Company has historically relied on outside financing to fund expanded operations, capital expenditure programs and acquisitions. The Company may require additional capital in the future to fund operations or strategic opportunities. The Company cannot be assured that additional financing will be available on favorable terms, or at all. In addition, the terms of available financing may place limits on the Company’s financial and operating flexibility. If the Company is unable to obtain sufficient capital in the future, the Company may not be able to expand or acquire complementary businesses and may not be able to continue to develop new products or otherwise respond to changing business conditions or competitive pressures.

The Company’s stock price may become highly volatile, and investors may not be able to sell their shares at their desired prices, or at all.

The Company’s stock price may change dramatically when buyers seeking to purchase shares of the Company’s common stock exceed the shares available on the market, or when there are no buyers to purchase shares of the Company’s common stock when shareholders are trying to sell their shares. The Company’s common stock has historically been “thinly” traded, meaning that the number of persons interested in purchasing shares of Company common stock at prevailing prices at any given time may be relatively small. This may contribute to price volatility, as the trading of relatively small quantities of shares by our shareholders may disproportionately influence share price and may prevent investors from selling their shares at or above their purchase price if there is not sufficient demand for the shares at the time of sale.

The Company depends on key management, sales and marketing and technical personnel, the loss of whom could harm its businesses.

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

During 2023, union contracts covering approximately 21% of the Company’s total workforce will expire. The Company has been successful in negotiating new contracts over the years but cannot guarantee that will continue and the Company has, in the past experienced, and could in the future experience, temporary work stoppages during negotiation of such contracts. Failure to negotiate new union contracts, or any work stoppage that is prolonged, could result in the disruption of production, inability to deliver product, or a number of unforeseen circumstances, any of which could have an unfavorable material impact on the Company’s results of operations or financial condition.

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

Although the Company is not dependent on any one customer, deterioration in several large customers at the same time could have an unfavorable material impact on the Company’s results of operations or financial condition. One customer exceeded 14% of total accounts receivable for fiscal 2022 and one customer exceeded 10% of total accounts receivable for fiscal 2021.

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

New or existing U.S. or foreign laws and regulations could subject the Company to claims or otherwise impact the Company’s business, financial condition, or results of operations.

The Company is subject to a variety of laws, regulations, rules, and policies in both the U.S. and foreign countries that are costly to comply with, can result in negative publicity and diversion of management time and effort, and can subject the Company to claims or other remedies. These laws, regulations, rules, and policies could relate to any of an array of issues including, but not limited to, environmental, tax, intellectual property, trade secrets, product liability, contracts, antitrust, employment, securities, import/export and unfair competition. These laws and regulations may differ in different jurisdictions and are subject to change. The cost of maintaining compliance under multiple and changing regulatory regimes, and expenditures that may be required to comply with new laws and regulations, may adversely affect the Company’s business, financial condition, and results of operations. In the event that the Company fails to comply with or violates applicable U.S. or foreign laws or regulations or customer policies, the Company could be subject to civil or criminal claims or proceedings that may result in monetary fines, penalties or other costs against the Company or its employees, which may adversely affect the Company’s operating results, financial condition, customer relations and ability to conduct its business.

ITEM 1B UNRESOLVED STAFF COMMENTS

None.

ITEM 2 PROPERTIES

The Company leases 3,947 square feet of corporate office space in Shelton, Connecticut. The current lease expires on March 31, 2033.

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

Big 3 Precision in Pleasant Hill, Missouri leases 1,000 square feet of office space. The building is metal frame. The current lease expires on April 2, 2023.

Big 3 Precision in Kimball, Michigan leases 3,500 square feet of building space. The current lease expires on February 28, 2026, with an option to renew for an additional twelve months.

Associated Tool, a wholly owned subsidiary in Farndon, UK leases 16,000 square feet of building space. The building is industrial block and metal frame. The current lease expires on December 17, 2026.

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

Eastern Industrial Ltd., a wholly owned subsidiary in Shanghai, China, leases brick and concrete buildings containing approximately 47,500 square feet of space that are in both industrial and commercial areas. In 2022, Eastern Industrial, Ltd. entered a three-year lease, which expires on March 31, 2025, and is renewable.

The World Lock Co. Ltd. Subsidiary leases 5,285 square feet of space in a building located in Taipei, Taiwan. The building is made from brick and concrete and is protected by a fire alarm and sprinklers. The current lease expires on October 31, 2023.

The Dongguan Reeworld Security Products Ltd. Subsidiary leases 103,800 square feet of space in concrete buildings that are in an industrial park in Dongguan, China. The current lease expires on May 31, 2027, and is renewable.

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

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the NASDAQ Global Market under the symbol “EML”. The approximate number of record holders of the Company common stock on December 31, 2022 was 295.

The Company expects to continue its policy of paying regular cash dividends, although there can be no assurance as to future dividends because they are dependent on future earnings, capital requirements and financial condition.

During fiscal years 2022 and 2021, there were no sales by the Company of its securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

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

The Company made no share repurchases during the fourth quarter of 2022, as set forth in the table below:

Issuer Repurchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
	(a)	(b)	(c)	(d)
October 2, 2022 to October 29, 2022	--	--	--	60,284
October 30, 2022 to November 26, 2022	--	--	--	60,284
November 27, 2022 to December 31, 2022	--	--	--	60,284

Total	--	--	--	60,284

ITEM 6 RESERVED

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s fiscal year ends on the Saturday nearest to December 31. Fiscal years 2022 and 2021 were each 52 weeks in length. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to results for “2022” or “fiscal year 2022” mean the fiscal year ended December 31, 2022, and references to results for “2021” or “fiscal year 2021” mean the fiscal year ended January 1, 2022. References to the “fourth quarter of 2022” or the “fourth fiscal quarter of 2022” mean the thirteen-week period from October 2, 2022 to December 31, 2022, and references to the “fourth quarter of 2021” or the “fourth fiscal quarter of 2021” mean the thirteen-week period from October 3, 2021 to January 1, 2022.

The following analysis excludes discontinued operations.

Summary

Sales for 2022 were $279.3 million compared to $246.5 million for 2021. Net income for 2022 was $11.1 million, or $1.77 per diluted share, compared to $16.2 million, or $2.58 per diluted share, for 2021. Sales for the fourth quarter of 2022 were $69.1 million compared to $59.6 million for the same period in 2021. Net income for the fourth quarter of 2022 was $0.2 million, or $0.03 per diluted share compared to $3.9 million, or $0.62 per diluted share, for the comparable 2021 period.

During 2022, the Company experienced rising material costs, supply chain disruption, labor shortages and abnormally high freight costs all having a negative impact on our gross margin. The Company’s backlog was $72.5 million on December 31, 2022, compared to $82.8 million on January 1, 2022, primarily due to a decrease of $5.0 million in backlog for locks and hardware at Eberhard, a decrease of $7.1 million in backlog at Big 3 for mold services and returnable packaging, offset by an increase of $1.8 million in backlog related to the launch of new mirror programs for Class 8 trucks being awarded to our Velvac subsidiary.

During 2022 the Company experienced price increases for many of the raw materials used in producing its products, including: scrap iron, stainless steel, hot and cold rolled steel, zinc, copper, aluminum, and nickel. These increases have negatively impacted and could continue to negatively impact the Company’s gross margin if raw material prices increase too rapidly for the Company to recover those cost increases through either price increases to our customers or cost reductions in other areas of the business.

Impact of COVID-19, Current Political and Economic Conditions and Supply Chain Disruptions

The COVID-19 pandemic has affected our business, including our supply chain, our operations, the labor force, costs and interest rates throughout 2021 and 2022. We continue to follow CDC guidelines, social distancing, and sanitizing work areas. During the past two years and continuing into 2023, the Company implemented a broad range of policies and procedures to ensure that employees at all our locations remain healthy. Steps that we have taken to reduce the risk of COVID-19 to our employees include, among others: protecting employee health by instructing employees to stay home if they exhibit symptoms of COVID-19. We maintain a clean work environment by frequently cleaning all touch points with products that meet EPA criteria for use against COVID-19; educating employees to clean their personal workspace at the beginning and the end of every shift; and providing hand sanitizer and disposable wipes. We encourage social distancing and continue to seek and implement additional methods to reduce the risk of COVID-19 to our employees. As a result of these measures, the COVID-19 pandemic had minimal impact on our North American capacity utilization at most of our production facilities. Many of the Company’s employees have received COVID-19 vaccinations, and we will continue to encourage our workforce to get vaccinated.

Current global economic conditions, resulting from the COVID-19 pandemic and other factors, are highly volatile. Many of the markets we serve are facing inflation and rising interest rates, which has led to and may continue to lead to contractions resulting in decreased demand for our products. Decreased demand has in turn negatively impacted, and may continue to negatively impact, our financial condition and operating results. Any further or prolonged market contractions or economic slowdowns could materially adversely affect our sales or operating margin, which would in turn reduce earnings. Volatile global economic conditions may also cause foreign exchange rate fluctuations, which could result in material increases or decreases in earnings and may adversely affect the value of the Company’s assets outside the United States. Increased pricing in response to fluctuations in foreign currency exchange rates may offset portions of the currency impacts but could also have a negative impact on demand for the Company’s products, which would affect sales and profits. Exchange rate fluctuations could also increase pricing pressure and impair the ability of the Company’s products to compete with products imported from regions with favorable exchange rates.

In the second quarter of 2022, we experienced interruptions of our operations and supply base in China as a result of a new variant of COVID-19 and the local response to minimize its spread. A more significant resurgence of the COVID-19 pandemic or development of additional severe or highly contagious variants could cause further disruptions in our business and could adversely affect our financial condition, results of operations and cash flows. In addition, supply shortages and supply chain disruptions originally triggered by shutdowns and other restrictions imposed to slow the spread and resurgence of COVID-19 have impacted and may continue to impact the prices and availability of certain of the raw materials and components used in the production of our products.

The impact of economic contraction and supply chain disruptions has been exacerbated by the effects of tariffs, trade sanctions and global political instability. International trade policies, such as tariffs on imports from China and on aluminum imports, have increased our costs. Sanctions imposed as a result of the Ukraine conflict prohibit importation of a variety of products from Russia, which is a major global supplier of nickel, and have resulted in higher oil and other commodity prices that have increased shipping and transportation costs. Supply chain constraints and tariffs may result in cost increases that we are not able to offset with price increases, which could have a material adverse effect on our business, financial position, results of operations or cash flows. Further, trade restrictions and supply chain constraints have affected our ability to meet customer demand. If such conditions persist and we are unable to acquire necessary raw materials or components in a timely manner or at all, we may be unable to meet production requirements and may need to cancel or decline orders, which could have a material adverse effect on our reputation as well as our business and financial results.

The extent to which our operations will be further affected by COVID-19 and its lasting economic impact, including supply chain disruptions, cost inflation and rising interest rates, in fiscal year 2023 is dependent on future developments including new COVID-19 variants and governmental restrictions, the duration of the Russia–Ukraine conflict and related sanctions, actions taken by the Federal Reserve to stabilize the economy, and other factors outside our control. With the inherent uncertainty of the COVID-19 pandemic, volatile economic conditions and political instability, it is difficult to predict with any confidence the likely ultimate impact of these conditions on our future operations and the extent of actual and potential effects on our consolidated business, results of operations and financial condition. For further discussion of these risks, see Part I, Item 1A, Risk Factors, of this Form 10-K.

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Areas of uncertainty that require judgments, estimates and assumptions include items such as the allowance for doubtful accounts; inventory accounting; the testing of goodwill and other intangible assets for impairment; and pensions and other postretirement benefits. Management uses historical experience and all available information to make its estimates and assumptions, but actual results will inevitably differ from the estimates and assumptions that are used to prepare the Company’s financial statements at any given time. Despite these inherent limitations, management believes that Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and related footnotes provide a meaningful and fair presentation of the Company’s financial position and results of operations.

Management believes that the application of these estimates and assumptions on a consistent basis enables the Company to provide the users of the financial statements with useful and reliable information about the Company’s operating results and financial condition.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company reviews the collectability of its receivables on an ongoing basis, considering a combination of factors that require judgment and estimates, including among others, our customers’ access to capital, customers’ willingness or ability to pay, customer payment patterns, general economic conditions and geopolitical trends, and our ongoing relationship with our customers. The Company reviews potential problems, such as past due accounts, a bankruptcy filing or deterioration in the customer’s financial condition, to ensure that the Company has adequately accrued for potential loss. Accounts are considered past due based on when payment was originally due. If a customer’s situation changes, such as a bankruptcy or a change in its creditworthiness, or there is a change in the current economic climate, the Company may modify its estimate of the allowance for doubtful accounts. The Company will write off accounts receivable after reasonable collection efforts have been made and the accounts are deemed uncollectible. If our estimates and assumptions as to collectability were materially incorrect, or if any of our significant customers were to develop unexpected and immediate financial problems that would prevent payment of amounts due to us, and our allowance for doubtful accounts were inadequate, this could result in an unexpected loss in profitability.

As of December 31, 2022 and January 1, 2022, the Company’s allowance for doubtful accounts total was $677,000 and $515,000, respectively. As of December 31, 2022, and January 1, 2022, the Company’s bad debt expense was $208,000 and $48,000 respectively.

Inventory

Inventories are valued at the lower of cost or net realizable value. Cost is determined by the last-in, first-out (“LIFO”) method at Eberhard while Big 3 Precision and Velvac are valued using a first-in, first-out (“FIFO”) method. Accordingly, a LIFO valuation reserve is calculated using the dollar value link chain method.

We review the net realizable value of inventory in detail on an ongoing basis, considering deterioration, obsolescence, estimated future demand, current market conditions, and other factors. Based on these assessments, we provide for an inventory reserve in the period in which an impairment is identified. The reserve fluctuates with market conditions, design cycles, and other economic factors and could vary significantly, whether favorably or unfavorably, from actual results due to, among other things, unanticipated changes in economic conditions, customer demand, or the competitive landscape.

The inventory reserve for excess or obsolete inventory reduced the Company’s inventory valuation by $1,926,000 and $1,115,000 as of December 31, 2022 and January 1, 2022, respectively.

Goodwill and Other Intangible Assets

Intangible assets with finite useful lives are generally amortized on a straight-line basis over the periods benefited. Goodwill and other intangible assets with indefinite useful lives are not amortized. The Company performs annual qualitative assessments on goodwill and other intangible assets as of the end of each fiscal year by comparing the estimated fair value of each reporting unit with its carrying amount. Additionally, the Company performs an interim analysis if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Such events or circumstances could include, among other things, increased competition or unexpected loss of market share, significant adverse changes in the markets in which the Company operates, or unexpected business disruptions. If the carrying amount of a reporting unit exceeds its estimated fair value, the Company records an impairment loss based on the difference between fair value and carrying amount not to exceed the associated carrying amount of goodwill. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions, including (i) macroeconomic conditions, (ii) market and industry conditions, (iii) cost factors, (iv) overall financial performance, (v) other relevant entity-specific events, and (vi) events affecting a reporting unit. The values assigned to the key assumptions represent management’s assessment of future trends in the relevant industry and have been based on historical data from both external and internal sources.

The Company performed its annual qualitative assessment as of the end of each of fiscal 2022 and 2021 on the carrying value of goodwill and determined that it is more likely than not that no impairment of goodwill existed as of such dates. See Note 3 – Accounting Policies – Goodwill, in Item 8, Financial Statements and Supplementary Data of this Form 10-K for more detail.

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

The expected long-term rate of return on assets is also developed with input from the Company’s actuarial firms. We consider the Company’s historical experience with pension fund asset performance, the current and expected allocation of our plan assets and expected long-term rates of return. The long-term rate-of-return assumption used for determining net periodic pension expense was 7.5% for 2022 and 2021. The Company reviews the long-term rate of return each year.

Future actual pension income and expense will depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in the Company’s pension plans.

The Company expects to make cash contributions of approximately $800,000 and $50,000 to our pension plans and other postretirement plan, respectively, in 2023.

In connection with our pension and other postretirement benefits, the Company reported income of $3.3 million and $2.1 million (net of tax) on its Consolidated Statement of Comprehensive Income for fiscal years 2022 and 2021, respectively. The main factor driving this expense was the change in the discount rate during the applicable period.

Assumptions used to determine net periodic pension benefit cost for the fiscal years indicated were as follows:

	2022	2021
Discount rate	2.75% - 2.81%	2.40% - 2.48%
Expected return on plan assets	7.5%	7.5%
Rate of compensation increase	0.0%	0.0%

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

The changes in assumptions had the following effect on the net periodic pension and other postretirement costs recorded in Other Comprehensive Income as follows:

	Year ended
	December 31,	January 1,
	2022	2022
Discount rate	$26,970,888	$5,412,964
Additional recognition due to significant event	--	(71,547)
Asset gain or (loss)	(22,838,898)	(781,059)
Amortization of:
Unrecognized gain or (loss)	1,552,085	1,717,776
Unrecognized prior service cost	70,493	99,380
Other	(1,538,804)	(3,105,208)
Comprehensive income, before tax	4,215,764	3,272,306
Income tax	(941,964)	(1,208,497)
Comprehensive income, net of tax	$3,273,800	$2,063,809

The Plan has been investing a portion of the assets in long-term bonds to better match the impact of changes in interest rates on its assets and liabilities and thus reduce some of the volatility in Other Comprehensive Income. Please refer to Note 10 – Retirement Benefit Plans in Item 8, Financial Statements and Supplementary Data of this Form 10-K for additional disclosures concerning the Company’s pension and other postretirement benefit plans.

RESULTS OF OPERATIONS

Fourth Quarter 2022 Compared to Fourth Quarter 2021

The following table shows, for the fourth quarter of 2022 and 2021, selected line items from the consolidated statements of income as a percentage of net sales for the Company’s operations. The Company’s continuing operations include (1) Big 3 Precision, including Big 3 Products and Big 3 Mold, Hallink Moulds, and Associated Toolmakers; (2) Eberhard Manufacturing, Eastern Industrial Ltd., World Lock Company Ltd., Dongguan Reeworld Security Products Ltd., and World Security Industries Ltd.; and (3) Velvac Holdings.

	Three Months Ended
	December 31, 2022	January 1, 2022

Net Sales	100.0%	100.0%
Cost of Products Sold	83.4%	79.8%
Gross Margin	16.6%	20.2%
Product Development Expense	1.5%	1.7%
Selling and Administrative Expense	13.6%	12.5%
Restructuring Costs	1.0%	--
Operating Profit	0.5%	6.0%

Net sales in the fourth quarter of 2022 increased 15.8% to $69.1 million from $59.6 million in the fourth quarter of 2021. Sales increases were due to higher demand for trucks accessories, distribution products and automotive returnable packaging and improved pricing. Sales volume of existing products increased 10.5%, prices and new products contributed 5.3% in sales growth in the fourth quarter of 2022 when compared to sales in the fourth quarter of 2021. New products included various truck, mirrors, latches, and accessories.

Sales of new products contributed 1.4% to sales growth in the fourth quarter compared to 8% sales growth from new products in the fourth quarter of 2021. New products in the fourth quarter included various new truck mirrors and truck latches.

Cost of products sold in the fourth quarter of 2022 increased $10.0 million or 21% from the corresponding period in 2021. The increase in cost of products sold is primarily attributable to increased sales volume, increases in the cost of materials, increases in freight costs due to expedite fees associated with supply chain constraints, and other inventory write-offs.

Gross margin as a percentage of net sales for the fourth quarter of 2022 was 16.6% compared to 20.2% in the prior year fourth quarter. The decrease reflects the combination of higher material and freight costs and other inventory write-offs.

Product development expenses in the fourth quarter of 2022 of $1.1 million were flat when compared to the fourth quarter of 2021. As a percentage of net sales, product development costs were 1.5% and 1.7% for the fourth quarter of 2022 and 2021 respectively as part of our investment in new products at Eberhard and Velvac.

Selling and administrative expenses in the fourth quarter of 2022 increased 1.1% compared to the fourth quarter of 2021. The increase was primarily the result of increased payroll and payroll related expenses, increased travel, and other selling expenses.

Restructuring expenses of $0.7 million were recognized in the fourth quarter of 2022 due to a warehouse consolidation into Eberhard.

Net income for the fourth quarter of 2022 decreased 95% to $0.2 million, or $0.03 per diluted share, from $3.9 million, or $0.62 per diluted share, in 2021. In the fourth quarter of 2022, net income was negatively impacted by restructuring costs of $0.5 million, net of tax, related to a warehouse consolidation into Eberhard.

Fiscal Year 2022 Compared to Fiscal Year 2021

The following table shows, for fiscal year 2022 and fiscal year 2021, selected line items from the consolidated statements of income as a percentage of net sales for the Company’s operations. The Company’s continuing operations include (1) Big 3 Precision, including Big 3 Products, Big 3 Mold, Hallink Moulds and Associated Toolmakers Ltd.; (2) Eberhard Manufacturing Company, Eberhard Hardware, Eastern Industrial Ltd., Illinois Lock Company/CCL Security Products, World Lock Company Ltd., Dongguan Reeworld Security Products Ltd. and World Security Industries Ltd.; and (3) Velvac Holdings.

	Fiscal Year Ended
	December 31, 2022	January 1, 2022

Net Sales	100.0%	100.0%
Cost of Products Sold	79.0%	77.0%
Gross Margin	21.0%	23.0%
Product Development Expense	1.5%	1.6%
Selling and Administrative Expense	14.1%	14.3%
Restructuring Costs	0.3%	--
Operating Profit	5.1%	7.1%

Summary

Net sales for 2022 increased 13% to $279.3 million from $246.5 million in 2021. The sales increase was primarily due to higher demand for trucks accessories, distribution products and automotive returnable packaging. Sales volume of existing products increased by 7% in 2022 compared to 2021 while price increases and new products increased sales in 2022 by 6%. Sales of new products contributed 3% to sales growth in 2022 compared to 8% sales growth from new products in 2021. New products in 2022 included various new truck mirrors, truck compression latches, cable locks, and locking assemblies.

Cost of products sold increased by $30.9 million or 16% to $220.6 million in 2022 from $189.8 million in 2021. The increase in cost of products sold is primarily attributable to increased sales volume, increases in the price of materials, increases in freight costs due to expedite fees associated with supply chain constraints, and other inventory write-offs. Tariffs incurred during 2022 were $3.1 million from China-sourced products as compared to $2.9 million in 2021. Most of the tariffs were recovered through price increases.

Gross margin as a percentage of sales was 21% in 2022 compared to 23% in 2021. The decrease reflects the combination of higher material and freight costs and other inventory write-offs.

Product development expenses as a percentage of sales was 1.5% and 1.6% in 2022 and 2021, respectively, as the Company continues on-going efforts to develop new products to better serve our customers.

Restructuring expenses of $0.7 million were recognized in 2022 due to a warehouse consolidation into Eberhard.

Selling and administrative expenses increased $4.3 million or 12% to $39.5 million in 2022 from $35.2 million in 2021. The increase relates to increased payroll and payroll related costs, increased travel, and other selling expenses.

Net income for 2022 decreased 32% to $11.1 million, or $1.77 per diluted share, from $16.2 million, or $2.58 per diluted share, in 2021. In 2022, net income was negatively impacted by restructuring costs of $0.5 million, net of tax, related to a warehouse consolidation into Eberhard, and loss on sale of the Wheeling, IL building in the first quarter of 2022 of $0.2 million, net of tax, partially offset by a gain on sale of the Eastern corporate office building in the third quarter of 2022 of $0.5 million, net of tax. Net income for 2021 was positively impacted by a $1.4 million gain, net of tax, related to the sale of the Eberhard Hardware property in the first quarter, partially offset by factory relocation and start-up costs of $0.5 million, net of tax.

Other Items

The following table shows the amount of change from the year ended January 1, 2022 to the year ended December 31, 2022 in other items (dollars in thousands):

	Amount	%
Interest expense	$528	30%

Other income	$-859	-26%

Income taxes	$464	15%

Interest expense increased in 2022 from 2021 due to increased interest rates.

Other income in 2022 decreased $0.9 million over 2021. Other income in 2022 included a favorable $1.8 million pension cost adjustment and a $0.6 million gain on the sale of the Eastern corporate office building. In 2021, other income included a favorable $1.5 million pension cost adjustment and a $1.8 million gain on the sale of the Eberhard Hardware property.

The effective tax rate for 2022 was 23% compared to the 2021 effective tax rate of 7%. The effective tax rate for 2022 was increased compared to 2021 due to the impact of foreign subsidiaries on the effective tax rate in 2021 and a greater impact from research and development tax credits in 2021. Total income taxes paid were $3.7 million in 2022 and $2.3 million in 2021.

Liquidity and Sources of Capital

The primary source of the Company’s cash is earnings from operating activities adjusted for cash generated from or used for net working capital. The most significant recurring non-cash items included in net income are depreciation and amortization expense. Changes in working capital fluctuate with the changes in operating activities. As sales increase, there generally is an increased need for working capital. The Company closely monitors inventory levels and attempts to match production to expected market demand, keeping tight control over the collection of receivables, and optimizing payment terms on its trade and other payables. The maintenance of appropriate inventory levels considering demand has been and may continue to be challenged by supply chain disruptions, which have led in some cases to a deficiency inventory that has required us to pay expedited freight fees on some of our products to timely fulfill customer orders. Coupled with increased materials costs, this has decreased our margins. If these disruptions persist and we are unable to maintain sufficient inventory on hand, we may need to cancel or decline orders, and we may be unable to offset increased material and freight costs fully by increasing prices on our products, any of which could have a material adverse impact on our liquidity.

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

The following table shows key financial ratios at the end of each fiscal year:

	2022	2021
Current ratio	2.7	2.5
Average days’ sales in accounts receivable	56	64
Inventory turnover	3.4	3.0
Ratio of working capital to sales	26.1%	27.2%
Total debt to shareholders’ equity	50.7%	62.2%

The following table shows important liquidity measures as of the fiscal year-end balance sheet date for each of the preceding two years (in millions):

	2022	2021
Cash and cash equivalents
- Held in the United States	$7.4	$4.3
- Held by foreign subsidiaries	2.8	2.3
	10.2	6.6
Working capital	78.3	74.1
Net cash (used in) provided by operating activities	7.4	(7.8)
Change in working capital impact on net cash used in operating activities	(5.2)	(22.9)
Net cash provided by (used in) in investing activities	5.1	13.6
Net cash used in by financing activities	(11.8)	(20.3)

All cash held by foreign subsidiaries is readily convertible into other currencies, including the U.S. dollar.

Net cash provided by operating activities was $7.4 million in 2022 compared to $7.8 million net cash used in operating activities in 2021. In 2022, the Company contributed $0.2 million to its defined benefit retirement plan.

In 2022, cash used to support additional working capital requirements was $5.2 million, which was primarily due to management’s focus on ensuring availability of inventory to meet customer demands during the current supply chain constraints. In 2021, cash used to support additional working capital requirements was $22.9 million.

The Company provided $5.1 million and $13.6 million for investing activities in 2022 and 2021, respectively. In 2022, the company sold a business associated with its discontinued operations for $5.8 million and two of its buildings for $2.2 million. The Company also issued a note receivable of $0.4 million as part of the sale of one of its buildings. In 2021, the company sold businesses associated with its discontinued operations for $17.3 million and one of its buildings for $1.7 million, the Company also issued a note receivable of $2.5 million as part of the sale of the discontinued operations. The Company issued notes receivable of $0.4 million as part of the sale of property. These transactions are more fully discussed in Note 2 – Discontinued Operations in Item 8, Financial Statements of this Form 10-K. The Company invested in capital expenditures of $3.4 million and $3.7 million in 2022 and 2021, respectively. Capital expenditures in fiscal year 2023 are expected to be approximately $6.9 million.

In 2022, the Company made total debt payments of $17.5 million, of which $10.0 million was a repayment of the $10.0 million that had been drawn under the revolving credit facility during 2022 and used $2.8 million for payment of dividends. The Company has $20.0 million available on its revolving line of credit. See Note 6 - Debt in Item 8, Financial Statements for further discussion on the Company’s debt facilities.

In 2021, the Company made total debt payments of $17.3 million, of which $11.0 million was an accelerated principal payment, and used $2.8 million for payment of dividends. The Company did not draw down on its $20.0 million revolving credit facility in 2021.

The Company leases certain equipment and buildings under cancelable and non-cancelable operating leases that expire at various dates up to five years. Rent expense amounted to approximately $2.7 million in 2022 and $2.3 million in 2021.

On August 30, 2019, the Company entered into the Credit Agreement with Santander Bank, N.A., for itself, M&T Bank, National Association and TD Bank, N.A. as lenders (the “Credit Agreement”), that included a $100.0 million term portion and a $20.0 million revolving commitment portion. Proceeds of the term loan were used to repay the Company’s remaining outstanding term loan (and to terminate its existing credit facility) with M&T Bank, N.A. (approximately $19.0 million) and to acquire Big 3 Precision. The term portion of the loan required quarterly principal payments of $1.25 million for an 18-month period beginning December 31, 2019. The repayment amount then increased to $1.875 million per quarter beginning September 30, 2021, and continues through June 30, 2023. The repayment amount then increases to $2.5 million per quarter beginning September 30, 2023, and continues through June 30, 2024. The term loan is a five-year loan with the remaining balance due on August 30, 2024. The revolving commitment portion has an annual commitment fee of 0.25% based on the unused portion of the revolver. The revolving commitment portion has a maturity date of August 30, 2024. The interest rates on the term and revolving credit portion of the Credit Agreement vary. The interest rates may vary based on the LIBOR rate plus a margin spread of 1.25% to 2.25%. The Company’s obligations under the Credit Agreement are secured by a lien on certain of the Company’s and its subsidiaries’ assets pursuant to a Pledge and Security Agreement, dated as of August 30, 2019, with Santander Bank, N.A., as administrative agent.

The Company’s loan covenants under the Credit Agreement require the Company to maintain a senior net leverage ratio not to exceed 4.25 to 1. In addition, the Company is required to maintain a fixed charge coverage ratio to be not less than 1.25 to 1.

On August 30, 2019, the Company entered into an interest rate swap contract with Santander Bank, N.A., with an original notional amount of $50.0 million, which was equal to 50% of the outstanding balance of the term loan on that date. The Company has a fixed interest rate of 1.44% on the swap contract and will pay the difference between the fixed rate and LIBOR when LIBOR is below 1.44% and will receive interest when LIBOR exceeds 1.44%. On December 31, 2022, the interest rate for half ($24.0 million) of the term portion was 6.1%, using a one-month LIBOR rate, and 3.19% on the remaining balance ($40.0 million) of the term loan based on a one-month LIBOR rate.

The interest rates on the Credit Agreement and interest rate swap contract are susceptible to that the transition from LIBOR to alternative benchmark rates such as SOFR. Information regarding this transition is provided below.

Central banks around the world, including the FRB, are working to implement the transition from the London Interbank Offered Rate (“LIBOR”) to replacement benchmarks including the Secured Overnight Financing Rate (“SOFR”) in the United States. The ICE Benchmark Administration (the “IBA”) ceased publication of all settings of non-US dollar LIBOR and the one-week and two-month U.S. dollar LIBOR settings on December 31, 2021, with the publication of the remaining U.S. dollar LIBOR settings scheduled to be discontinued after June 30, 2023. The Adjustable Interest Rate Act (the “LIBOR Act”), which was signed into law on March 15, 2022, provided a replacement framework for outstanding financial contracts tied to LIBOR once LIBOR ceases to be published. The LIBOR Act provides a statutory mechanism and safe harbor that applies on a nationwide basis to replace LIBOR with a benchmark rate, selected by the Federal Reserve Board based on SOFR, for certain contracts that reference LIBOR and contain no or insufficient fallback provisions. The LIBOR Act preempts and supersedes any state or local law, statute, rule, regulation, or standard relating to the selection or use of a benchmark replacement or related changes and allows parties that already have effective fallback provisions to opt out of the legislation. On December 16, 2022, the Federal Reserve adopted a final rule implementing the LIBOR Act that, among other things, identifies the applicable SOFR-based benchmark replacements under the LIBOR Act for various contact types. The difference between LIBOR and SOFR is that LIBOR is a forward-looking rate which means the interest rate is set at the beginning of the period with payment due at the end. SOFR is a backward-looking overnight rate which has implications for how interest and other payments are based. The change from LIBOR to SOFR may adversely affect interest rates and result in higher borrowing costs. The effect of this change is still unknown and could materially and adversely affect the Company’s results of operations, cash flows and liquidity.

Non-GAAP Financial Measures

The non-GAAP financial measures we provide in this report should be viewed in addition to, and not as an alternative for, results prepared in accordance with U.S. GAAP.

To supplement the consolidated financial statements prepared in accordance with U.S. GAAP, we have presented Adjusted Net Income from Continuing Operations, Adjusted Earnings Per Share from Continuing Operations and Adjusted EBITDA from Continuing Operations, which are considered non-GAAP financial measures. The non-GAAP financial measures presented may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures in the same way. These measures are not substitutes for their comparable U.S. GAAP financial measures, such as net sales, net income from continuing operations, diluted earnings per share from continuing operations, or other measures prescribed by U.S. GAAP, and there are limitations to using non-GAAP financial measures.

Adjusted Net Income from Continuing Operations is defined as net income from continuing operations excluding, when incurred, gains or losses that we do not believe reflect our ongoing operations, including, for example, the impacts of impairment losses, gains/losses on the sale of subsidiaries, property and facilities, transaction expenses primarily relating to acquisitions and divestitures, factory start-up costs, factory relocation expenses and restructuring costs. Adjusted Net Income from Continuing Operations is a tool that can assist management and investors in comparing our performance on a consistent basis across periods by removing the impact of certain items that management believes do not directly reflect our underlying operating performance.

Adjusted Earnings Per Share from Continuing Operations is defined as earnings per share from continuing operations excluding, when incurred, certain per share gains or losses that we do not believe reflect our ongoing operations, including, for example, the impacts of impairment losses, gains/losses on the sale of subsidiaries, property and facilities, transaction expenses primarily relating to acquisitions and divestitures, factory start-up costs, factory relocation expenses and restructuring costs. We believe that Adjusted Earnings Per Diluted Share from Continuing Operations provides important comparability of underlying operational results, allowing investors and management to access operating performance on a consistent basis from period to period.

Adjusted EBITDA from Continuing Operations is defined as net income from continuing operations before interest expense, provision for income taxes, and depreciation and amortization and excluding, when incurred, the impacts of certain losses or gains that we do not believe reflect our ongoing operations, including, for example, impairment losses, gains/losses on sale of subsidiaries, property and facilities, transaction expenses primarily relating to acquisitions and divestitures, factory start-up costs, factory relocation expenses and restructuring expenses. Adjusted EBITDA from Continuing Operations is a tool that can assist management and investors in comparing our performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our underlying operations.

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

Reconciliation of Non-GAAP Measures
Adjusted Net Income and Adjusted Earnings per Share from Continuing Operations Calculation
For the Three and Twelve Months ended December 31, 2022 and January 1, 2022
($000’s)

	Three Months Ended			Twelve Months Ended
	December 31, 2022	January 1, 2022		December 31, 2022	January 1, 2022

Net income from continuing operations as reported per generally accepted accounting principles (GAAP)	$167	$3,913		$11,050	$16,182

Earnings per share from continuing operations as reported under generally accepted accounting principles (GAAP):
Basic	0.03	0.62		1.78	2.58
Diluted	0.03	0.62		1.77	2.58

Adjustments:
Gain on sale of Eberhard Hardware Ltd building, net of tax					(1,353)	A
Factory relocation, net of tax					105	B
Factory start-up costs, net of tax		161	C		348	C
Loss on sale of Wheeling, IL building, net of tax				202	D
Gain on sale of Eastern corporate office building, net of tax				(474)	E
Restructuring costs, net of tax	525	F		525	F
Total adjustments	525	161		253	(900)
Adjusted net income from continuing operations (Non-GAAP)	$692	$4,074		$11,303	$15,282

Adjusted earnings per share from continuing operations (Non-GAAP):
Basic	$0.11	$0.65		$1.82	$2.44
Diluted	$0.11	$0.65		$1.81	$2.44

A) Gain on sale of Eberhard Hardware Ltd property
B) Costs incurred on relocation of ILC facility in Wheeling, IL
C) Costs incurred on start-up of Eberhard factory in Reynosa, MX
D) Loss on sale of ILC building in Wheeling, IL
E) Gain on sale of Eastern corporate office building
F) Restructuring costs associated with warehouse consolidation into Eberhard

Reconciliation of Non-GAAP Measures
Adjusted EBITDA from Continuing Operations Calculation
For the Three and Twelve Months ended December 31, 2022 and January 1, 2022
($000’s)

	Three Months Ended			Twelve Months Ended
	December 31, 2022	January 1, 2022		December 31, 2022	January 1, 2022

Net income from continuing operations as reported per generally accepted accounting principles (GAAP)	$167	$3,913		$11,050	$16,182

Interest expense	692	359		2,276	1,748
Provision for income taxes	(146)	(802)		3,352	2,771
Depreciation and amortization	1,846	2,052		7,235	7,241

Gain on sale of Eberhard Hardware Ltd building					(1,841)	A
Factory relocation					139	B
Factory start-up costs		215	C		465	C
Loss on sale of Wheeling, IL building				269	D
Gain on sale of Eastern corporate office building				(624)	E
Restructuring costs	700	F		700	F
Adjusted EBITDA from continuing operations (Non-GAAP)	$3,259	$5,737		$24,258	$26,708

A) Gain on sale of Eberhard Hardware Ltd property
B) Costs incurred on relocation of ILC facility in Wheeling, IL
C) Costs incurred on start-up of Eberhard factory in Reynosa, MX
D) Loss on sale of ILC building in Wheeling, IL
E) Gain on sale of Eastern corporate office building
F) Restructuring costs associated with warehouse consolidation into Eberhard

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of the Company’s status as a smaller reporting company pursuant to Rule 12b-2 of the Exchange Act, the Company is not required to provide information under this Item 7A.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Eastern Company

Consolidated Balance Sheets

	December 31,	January 1,
	2022	2022
ASSETS
Current Assets
Cash and cash equivalents	$10,187,522	$6,168,304
Accounts receivable, less allowances: 2022-$677,000; 2021-$515,000	42,886,250	43,151,500
Inventories:
Raw materials and component parts	25,924,696	25,113,487
Work in process	9,323,082	9,636,009
Finished goods	29,388,813	28,112,846
	64,636,591	62,862,342

Current portion of note receivable	1,006,421	1,027,125
Prepaid expenses and other assets	6,598,774	6,943,691
Current assets held for sale	-	3,521,899
Total Current Assets	125,315,558	123,674,861

Property, Plant and Equipment
Land	824,344	1,292,890
Buildings	14,360,165	16,318,957
Machinery and equipment	40,928,380	39,323,233
Accumulated depreciation	(30,000,797)	(28,631,329)
Property, Plant and Equipment, net	26,112,092	28,303,751

Other Assets
Goodwill	70,777,459	72,211,873
Trademarks	5,514,886	5,409,720
Patents, technology and other intangibles net of accumulated amortization	18,819,897	22,863,497
Long term note receivable, less current portion	2,276,631	2,726,698
Deferred income taxes	488,989	-
Right of Use Assets	12,217,521	11,138,535
Total Other Assets	110,095,383	114,350,323

TOTAL ASSETS	$261,523,033	$266,328,935

See accompanying notes.

	December 31,	January 1,
	2022	2022
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$27,638,317	$29,633,974
Accrued compensation	3,327,832	4,375,867
Other accrued expenses	3,944,964	4,808,000
Current portion of lease liability	3,059,547	2,664,895
Current portion of long-term debt	9,010,793	7,500,000
Current liabilities held for sale	-	580,990
Total Current Liabilities	46,981,453	49,563,726

Deferred income taxes	-	1,151,759
Other long-term liabilities	754,762	668,354
Lease liability	9,195,205	8,639,339
Long-term debt, less current portion	55,136,231	63,813,522
Accrued postretirement benefits	666,222	1,284,589
Accrued pension cost	22,174,465	26,605,382
Total Liabilities	134,908,338	151,726,671

Shareholders’ Equity
Voting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Nonvoting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Common Stock, no par value, Authorized: 50,000,000 shares Issued: 9,056,421 shares in 2022 and 9,029,852 shares in 2021
Outstanding: 6,221,976 shares in 2022 and 6,265,527 shares in 2021	33,586,165	32,620,008
Treasury Stock: 2,834,445 shares in 2022 and 2,765,325 shares in 2021	(22,544,684)	(20,907,613)
Retained earnings	138,985,852	129,422,625
Accumulated other comprehensive loss:
Foreign currency translation	(1,140,978)	818,446
Unrealized (loss) gain on interest rate swap, net of tax	1,449,754	(355,988)
Unrecognized net pension and postretirement benefit costs, net of tax	(23,721,414)	(26,995,214)
Accumulated other comprehensive loss	(23,412,638)	(26,532,756)
Total Shareholders’ Equity	126,614,695	114,602,264
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$261,523,033	$266,328,935

See accompanying notes.

The Eastern Company

Consolidated Statements of Income

	Year Ended
	December 31,	January 1,
	2022	2022
Net sales	$279,265,146	$246,522,823
Cost of products sold	(220,648,900)	(189,756,610)
Gross margin	58,616,246	56,766,213

Product development expense	(4,241,211)	(4,101,399)
Selling and administrative expenses	(39,508,849)	(35,218,028)
Restructuring costs	(699,868)	-
Operating profit	14,166,318	17,446,786

Interest expense	(2,275,612)	(1,747,723)
Other income	2,512,211	3,371,497
Income from continuing operations before income taxes	14,402,917	19,070,560

Income taxes	(3,352,456)	(2,888,217)
Net income from continuing operations	$11,050,461	$16,182,343

Discontinued Operations (see note 2)
Gain from operations of discontinued units	$1,360,773	$2,870,588
Gain (loss) on sale of businesses	305,539	(11,807,512)
Income tax (expense) benefit	(414,855)	2,103,752
Net gain (loss) on discontinued operations	$1,251,457	$(6,833,172)

Net Income	$12,301,918	$9,349,171

Earnings per share from continuing operations:
Basic	$1.78	$2.58

Diluted	$1.77	$2.58

Gain (loss) per share from discontinued operations:
Basic	$0.20	$(1.09)

Diluted	$0.20	$(1.09)

Total earnings per share:
Basic	$1.98	$1.49

Diluted	$1.97	$1.49

Cash dividends per share:	$0.44	$0.44

See accompanying notes.

The Eastern Company

Consolidated Statements of Comprehensive Income

	Year Ended
	December 31,	January 1,
	2022	2022
Net income	$12,301,918	$9,349,171
Other comprehensive income:
Change in foreign currency translation	(1,959,424)	(135,418)
Change in fair value of interest rate swap, net of tax cost of: $531,425 in 2022 and $327,118 in 2021	1,805,742	1,035,604
Change in pension and other postretirement benefit costs, net of taxes of: $941,964 in 2022 and $1,208,497 in 2021	3,273,800	2,063,809
Total other comprehensive income	3,120,118	2,963,995
Comprehensive income	$15,422,036	$12,313,166

See accompanying notes.

The Eastern Company

Consolidated Statements of Shareholders’ Equity

						Accumulated
						Other
	Common	Common	Treasury	Treasury	Retained	Comprehensive	Shareholders'
	Shares	Stock	Shares	Stock	Earnings	Income (Loss)	Equity

Balances at January 2, 2021	8,996,625	$31,501,041	(2,749,729)	($20,537,963)	$122,840,131	($29,496,751)	$104,306,458
Net income					9,349,171		9,349,171
Cash dividends declared,
$0.44 per share					(2,766,677)		(2,766,677)
Currency translation adjustment						(135,418)	(135,418)
Change in fair value of interest
rate swap						1,035,604	1,035,604
Change in pension and other
postretirement benefit costs,
net of tax						2,063,809	2,063,809
Stock Options Exercised	14,681	196,950					196,950
Treasury Stock Purchase			(14,596)	(369,650)			(369,650)
Issuance of SARS		418,000					418,000
Issuance of Common Stock
for directors' fees	18,546	504,017					504,017
Balances at January 1, 2022	9,029,852	$32,620,008	(2,764,325)	($20,907,613)	$129,422,625	($26,532,756)	$114,602,264

Net income					12,301,918		12,301,918
Cash dividends declared,
$0.44 per share					(2,738,691)		(2,738,691)
Currency translation adjustment						(1,959,424)	(1,959,424)
Change in fair value of interest
rate swap						1,805,742	1,805,742
Change in pension and other
postretirement benefit costs,
net of tax						3,273,800	3,273,800
Stock Options Exercised	1,370	(58,515)					(58,515)
Treasury Stock Purchase			(70,120)	(1,637,071)			(1,637,071)
Issuance of SARS		504,694					504,694
Issuance of Common Stock
for directors' fees	25,199	519,978					519,978
Balances at December 31, 2022	9,056,421	$33,586,165	(2,834,445)	($22,544,684)	$138,985,852	($23,412,638)	$126,614,695

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Consolidated Statements of Cash Flows

	Year Ended
	December 31, 2022	January 1, 2022
Operating Activities
Net income	$12,301,918	$9,349,171
Less: Gain (loss) from discontinued operations	1,251,457	(6,833,172)
Income from continuing operations	$11,050,461	$16,182,343
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
Depreciation and amortization	7,235,143	7,241,073
Unrecognized pension and postretirement benefits	(3,575,749)	(4,032,917)
Gain on sale of equipment and other assets	(274,238)	(2,470,339)
Provision for doubtful accounts	207,040	73,097
Stock compensation expense	966,157	1,118,967
Deferred taxes	(3,047,762)	(3,010,111)
Changes in operating assets and liabilities:
Accounts receivable	(1,075,218)	(11,282,090)
Inventories	(5,298,977)	(19,608,565)
Prepaid expenses and other	(293,348)	(3,527,171)
Other assets	193,784	(519,478)
Accounts payable	(1,741,258)	8,834,545
Accrued compensation	(923,146)	947,171
Other accrued expenses	3,905,457	2,296,052
Net cash provided by (used in) operating activities	7,328,346	(7,757,423)

Investing Activities
Marketable securities	—	28,951
Business disposition	—	2,325
Issuance of notes receivable	(400,000)	(2,500,000)
Payments received from notes receivable	870,771	821,868
Proceeds from sale of businesses	5,814,019	17,030,726
Proceeds from sale of building and equipment	2,171,073	1,980,729
Purchases of property, plant and equipment	(3,365,594)	(3,719,815)
Net cash provided by investing activities	5,090,269	13,644,784

Financing Activities
Proceeds from issuance of long-term debt and notes payable	260,793	—
Proceeds from short term borrowings (revolver)	10,000,000	—
Principal payments on long-term debt	(17,505,501)	(17,274,410)
Financing leases, net	(155,386)	126,797
Purchase common stock for treasury	(1,637,072)	(369,651)
Dividends paid	(2,738,691)	(2,755,686)
Net cash used in financing activities	(11,775,857)	(20,272,950)

Discontinued Operations
Cash provided by (used in) operating activities	3,135,874	5,733,884
Cash used in investing activities	—	(1,022,256)
Cash provided by discontinued operations	3,135,874	4,711,628

Effect of exchange rate changes on cash	(193,540)	174,756
Net change in cash and cash equivalents	3,585,092	(9,499,205)

Cash and cash equivalents at beginning of period	6,602,430	16,101,635
Cash and cash equivalents at end of period ¹	$10,187,522	$6,602,430

Supplemental disclosure of cash flow information:
Interest	$2,502,883	$2,271,818
Income taxes	3,679,678	2,318,018

Non-cash investing and financing activities
Right of use asset	1,078,986	(1,456,128)
Lease liability	(950,518)	1,329,331

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

The former Diversified Products segment met the criteria to be held for sale and furthermore, we determined that the assets held for sale qualified for discontinued operations. As such, the financial results of the former Diversified Products segment are reflected in our condensed consolidated statements of operations as discontinued operations for all periods presented. Additionally, both current and non-current assets and liabilities of discontinued operations are reflected in the condensed consolidated balance sheets for both periods presented.

On October 19, 2022, the Company sold its Argo EMS business (“Argo”). Argo supplies printed circuit boards and other electronic assemblies to original equipment manufacturers in various industries, including measurement systems, semiconductor equipment manufacturing, and industrial control, medical, and military products.

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

The Eastern Company

Notes to Consolidated Financial Statements (continued)

Summarized Financial Information of Discontinued Operations

The following table represents income from discontinued operations, net of tax:

	Year Ended
	December 31, 2022	January 1, 2022

Net sales	$7,574,181	$44,289,411
Cost of products sold	(5,137,380)	(24,873,717)
Gross margin	2,436,801	19,415,694

Selling and administrative expenses	(891,519)	(15,962,532)
Restructuring benefit (costs)	305,539	(11,807,512)
Operating income (loss)	1,850,821	(8,354,350)

Interest expense	(184,509)	(582,574)
Income (loss) from discontinued operations before income taxes	1,666,312	(8,936,924)

Income tax (expense) benefit	(414,855)	2,103,752
Gain (loss) from discontinued operations, net of tax	$1,251,457	$(6,833,172)

The following table represents the assets and liabilities from discontinued operations:

Eastern Company

Notes to Consolidated Financial Statements (continued)

	December 31, 2022	January 1, 2022

Cash	$-	$434,126
Accounts receivable	-	1,153,274
Inventory	-	1,258,032
Prepaid expenses	-	59,850
Property, plant and equipment, net	-	591,920
Right of use assets	-	24,697
Total assets of discontinued operations	$-	$3,521,899

Current assets of discontinued operations	$-	$3,521,899
Non-current assets of discontinued operations	-	-
Total assets of discontinued operations	$-	$3,521,899

Accounts payable	$-	$167,794
Accrued compensation and other accrued expenses	-	388,499
Current portion of lease liability	-	24,697
Total liabilities of discontinued operations	$-	$580,990

Current liabilities of discontinued operations	$-	$580,990
Non-current liabilities of discontinued operations	-	-
Total liabilities of discontinued operations	$-	$580,990

3. Accounting Policies

Fiscal Year

The Company’s year ends on the Saturday nearest to December 31. Based on this policy, fiscal years 2022 and 2021 were each comprised of 52 weeks. References in these Notes to the consolidated financial statements to “2022” or “fiscal year 2022” mean the fiscal year ended December 31, 2022, and references to “2021” or “fiscal year 2021” mean the fiscal year ended January 1, 2022. References to the “fourth quarter of 2022” or the “fourth fiscal quarter of 2022” mean the thirteen-week period from October 2, 2022 to December 31, 2022, and references to the “fourth quarter of 2021” or the “fourth fiscal quarter of 2021” mean the thirteen-week period from October 3, 2021 to January 1, 2022.

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

Cash Equivalents

Highly liquid investments purchased with a maturity of three months or less are considered cash equivalents. The Company has deposits that exceed amounts insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000, but the Company does not consider this a significant concentration of credit risk based on the strength of the financial institution. Approximately 27% of available cash is located outside of the United States in our foreign subsidiaries.

Accounts Receivable

Accounts receivable are stated at their net realizable value. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company reviews the collectability of its receivables on an ongoing basis considering a combination of factors. The Company reviews potential problems, such as past due accounts, a bankruptcy filing or deterioration in the customer’s financial condition, to ensure the Company is adequately accrued for potential loss. Accounts are considered past due based on when payment was originally due. If a customer’s situation changes, such as a bankruptcy or change in creditworthiness, or there is a change in the current economic climate, the Company may modify its estimate of the allowance for doubtful accounts. The Company will write off accounts receivable after reasonable collection efforts have been made and the accounts are deemed uncollectible. As of December 31, 2022 and January 1, 2022, the Company’s allowance for doubtful accounts total was $677,000 and $515,000, respectively. As of December 31, 2022, and January 1, 2022, the Company’s bad debt expense was $208,000 and $48,000 respectively.

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined by the last-in, first-out (LIFO) method at Eberhard ($23.6 million on December 31, 2022) and by the first-in, first-out (FIFO) method for inventories at Big 3 Precision, Velvac and outside the U.S. ($41.0 million on December 31, 2022).

Eastern Company

Notes to Consolidated Financial Statements (continued)

Cost exceeds the LIFO carrying value by approximately $4.2 million on December 31, 2022 and $3.6 million on January 1, 2022. There was no material LIFO quantity liquidation in 2022 or 2021. In addition, as of the balance sheet dates, the Company has recorded reserves for excess/obsolete inventory.

Property, Plant and Equipment and Related Depreciation

Property, plant, and equipment (including equipment under capital lease) are stated at cost. Depreciation expense ($3,257,519 in 2022, $3,255,894 in 2021) is computed using the straight-line method based on the following estimated useful lives of the assets: Buildings - 10 to 39.5 years; Machinery and equipment - 3 to 10 years.

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification (“ASC”) 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets and certain intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In such an event, the carrying value of long-lived assets is reviewed by management to determine if the value may be impaired. If this review indicates that the carrying amount will not be recoverable, as determined based on the estimated expected future cash flows attributable to the asset over the remaining amortization period, management will reduce the carrying amount to recognize the impairment and recognize an impairment loss. The measurement of the impairment loss to be recognized is to be based on the difference between the fair value and the carrying amount of the asset. Fair value is defined as the amount of which the asset could be bought or sold in a current transaction between willing parties. Where quoted market prices in active markets are not available, management would estimate fair value based on the best information available in the circumstances such as the price of similar assets, a discounted cash flow analysis or other techniques. No impairment losses were recognized for the years ended December 31, 2022 and January 1, 2022.

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

The Company performed qualitative assessments of goodwill as of the end of fiscal 2022 and determined that no impairment existed at the end of 2022.

The Company will continue to perform annual qualitative assessments as of the end of each fiscal year. Additionally, the Company will perform an interim analysis whenever conditions warrant.

Eastern Company

Notes to Consolidated Financial Statements (continued)

Intangible Assets

Patents are recorded at cost and are amortized using the straight-line method over the lives of the patents. Technology and licenses are recorded at cost and are amortized on a straight-line basis over periods ranging from 1 to 24 years. Non-compete agreements and customer relationships are amortized using the straight-line method over their useful lives. Trademarks are deemed to have indefinite lives. If facts and circumstances indicate that the carrying value of the intangible assets, including definite life intangible assets, may be impaired, an evaluation is performed to determine if a write-down is required. No impairment losses were recognized for the periods ended December 31, 2022 and January 1, 2022.

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

The Company’s financial instruments are primarily investments in pension assets, see Note 10, Retirement Benefit Plans, and an interest rate swap.

The Company’s interest rate swap is not an exchange-traded instrument. However, it is valued based on observable inputs for similar liabilities and accordingly is classified as Level 2. The amount of the interest rate swap is included in other accrued liabilities.

The carrying amounts of other financial instruments (cash and cash equivalents, accounts receivable, accounts payable and debt) as of December 31, 2022 and January 1, 2022, approximate fair value because of their short-term nature and market based interest rates.

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

The Company has operating leases for buildings, warehouse, and office equipment. The Company determines whether an arrangement is, or contains, a lease at contract inception. An arrangement contains a lease if the Company has the right to direct the use of and obtain substantially all the economic benefits of an identified asset. ROU assets and lease liabilities are recognized at lease commencement based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Most leases include one or more options to renew. The exercise of lease renewal options is at our sole discretion. The Company’s option to extend certain leases ranges from 1–124 months. All options to extend, when it is reasonably certain the option will be exercised, have been included in the calculation of the ROU asset and lease liability.

Eastern Company

Notes to Consolidated Financial Statements (continued)

Currently, the Company has 22 operating leases and two finance leases with a lease liability of $12.3 million as of December 31, 2022. The finance lease arrangements are immaterial. The basis, terms and conditions of the leases are determined by the individual agreements. The leases do not contain residual value guarantees, restrictions, or covenants that could cause the Company to incur additional financial obligations. We rent or sublease one real estate property to two unrelated third parties. There are no related party transactions. There are no leases that have not yet commenced that could create significant rights and obligations for the Company. The weighted average remaining lease term is 5.7 years. The weighted average discount rate used was 5.0%.

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

Big 3 Mold may employ the efforts expended method for the percentage of completion for revenue recognition for certain transactions. The efforts expended method calculates the proportion of effort expended to date in comparison to the total effort expected to be expended for the contract. The amount of revenue recognized employing the percentage of completion method was $1,385,000 for the year ended December 31, 2022 and $795,000 for the year ended January 1, 2022.

Based on historical experience, product returns have been immaterial, and the Company does not accrue a reserve for product returns. For the years ended December 31, 2022 and January 1, 2022, the Company recorded sales returns of $580,000 and $395,000, respectively, as a reduction to revenue.

Sales and similar taxes that are imposed on the Company’s sales and collected from the customer are excluded from revenues.

Costs for shipping and handling activities, including those activities that occur after transfer of control to the customer, are recorded as cost of sales and are expensed as incurred.

For the years ended December 31, 2022 and January 1, 2022, the Company recorded no revenues related to performance obligations satisfied in prior periods. The Company has elected to use the practical expedient to exclude disclosure of transaction prices allocated to remaining performance obligations, and when the Company expects to recognize such revenue, for all periods prior to the date of initial application of the standard.

See Note 12 – Geographic Information regarding the Company’s revenue disaggregated by geography.

Cost of Goods Sold

Cost of goods sold reflects the cost of purchasing, manufacturing, and preparing a product for sale. These costs generally represent the expenses to acquire or manufacture products for sale (including an allocation of depreciation and amortization) and are primarily comprised of direct materials, direct labor, and overhead, which includes indirect labor, facility and equipment costs, inbound freight, receiving, inspection, purchasing, warehousing and any other costs related to the purchasing, manufacturing, or preparation of a product for sale.

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold.

Eastern Company

Notes to Consolidated Financial Statements (continued)

Product Development Costs

Product development costs, charged to expense as incurred, were $4,241,211 in 2022 and $4,101,399 in 2021 and include costs to develop new or enhance existing products to better serve our customers.

Selling and Administrative Expenses

Selling and administrative expenses include all operating costs of the Company that are not directly related to the cost of purchasing, manufacturing, and preparing a product for sale. These expenses represent selling and administrative expenses for support functions and related overhead.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were $269,659 in 2022 and $200,482 in 2021.

Stock - Based Compensation

The Company accounts for its stock-based awards in accordance with ASC 718-10, Compensation, which requires a fair value measurement and recognition of compensation expense for all share-based payment awards made to its employees and Directors, including employee stock awards and restricted stock awards. The Company estimates the fair value of granted stock awards using the Black-Scholes valuation model at the date of grant. This model requires the Company to make estimates and assumptions including, without limitation, estimates regarding the length of time an employee will retain vested stock awards before exercising them, the estimated volatility of the Company’s common stock price and the number of awards that will be forfeited prior to vesting. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Changes in these estimates and assumptions can materially affect the determination of the fair value of stock-based compensation and consequently, the related amount recognized in the Company’s consolidated statements of operations.

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

The Company accounts for uncertain tax positions pursuant to the provisions of ASC 740 which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. These provisions detail how companies should recognize, measure, present, and disclose uncertain tax positions that have or are expected to be taken. As such, the financial statements will reflect expected future tax consequences of uncertain tax positions presuming the taxing authorities’ full knowledge of the position and all relevant facts. See Note 8 - Income Taxes.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

4. Goodwill

The following is a roll-forward of goodwill for 2022 and 2021:

2022

Beginning Balance	$72,211,873
Disposition	(1,225,226)
Foreign Exchange	(209,188)
Ending Balance	$70,777,459

2021

Beginning Balance	$72,219,404
Foreign Exchange	(7,531)
Ending Balance	$72,211,873

The Eastern Company

Notes to Consolidated Financial Statements (continued)

5. Intangibles

Trademarks are not amortized as their lives are deemed to be indefinite. Amortization expense recognized in 2022 and 2021 was $3,953,838 and $3,985,179, respectively. Total amortization expense for each of the next five years is estimated to be as follows: 2023 - $4.7 million; 2024 - $3.9 million; 2025 - $3.9 million; 2026 - $3.9 million and 2027 - $3.9 million.

		Weighted-Average
		Amortization
	2022	Period (Years)
Gross Amount

Patents and developed technology	$7,412,101	4.8
Customer relationships	25,883,709	4.8
Non-compete agreements	1,040,714	2.4
Total Gross Intangibles	$34,340,524	4.7

Accumulated Amortization

Patents and developed technology	$3,395,729
Customer relationships	11,620,461
Non-compete agreements	504,437
Accumulated Amortization	$15,520,627

Net 2022 per Balance Sheet	$18,819,897

	2021
Gross Amount

Patents and developed technology	$6,749,169	6.5
Customer relationships	26,040,691	5.9
Non-compete agreements	1,111,756	3.3
Total Gross Intangibles	$33,901,616	5.9

Accumulated Amortization

Patents and developed technology	$2,959,782
Customer relationships	7,759,667
Non-compete agreements	318,670
Accumulated Amortization	$11,038,119

Net 2021 per Balance Sheet	$22,863,497

The Eastern Company

Notes to Consolidated Financial Statements (continued)

6. Debt

On August 30, 2019, the Company entered into the Credit Agreement with Santander Bank, N.A., for itself, M&T Bank, National Association. and TD Bank, N.A. as lenders (the “Credit Agreement”), that included a $100 million term portion and a $20 million revolving commitment portion. Proceeds of the term loan were used to repay the Company’s remaining outstanding term loan (and to terminate its existing credit facility) with M&T Bank, N.A. (approximately $19 million) and to acquire Big 3 Precision. The term portion of the loan required quarterly principal payments of $1,250,000 for an 18-month period beginning December 31, 2019. The repayment amount then increased to $1,875,000 per quarter beginning September 30, 2021, and continues through June 30, 2023. The repayment amount then increases to $2,500,000 per quarter beginning September 30, 2023, and continues through June 30, 2024. The term loan is a 5-year loan with the remaining balance due on August 30, 2024. The revolving commitment portion has an annual commitment fee of 0.25% based on the unused portion of the revolver. The revolving commitment portion has a maturity date of August 30, 2024. The Company borrowed $10,000,000 on the revolving credit facility and subsequently paid it back during 2022 and did not borrow any funds on the revolving commitment portion of the facility during 2021. The interest rates on the term and revolving credit portion of the Credit Agreement vary. The interest rates may vary based on the LIBOR rate plus a margin spread of 1.25% to 2.25%. The Company’s obligations under the Credit Agreement are secured by a lien on certain of the Company’s and its U.S. subsidiaries’ assets pursuant to a Pledge and Security Agreement, dated August 30, 2019 with Santander Bank, N.A., as administrative agent.

The Company’s loan covenants under the Credit Agreement require the Company to maintain a senior net leverage ratio not to exceed 4.25 to 1. In addition, the Company will be required to maintain a fixed charge coverage ratio to be not less than 1.25 to 1.

On August 30, 2019, the Company entered into an interest rate swap contract with Santander Bank, N.A., with an original notional amount of $50,000,000, which was equal to 50% of the outstanding balance of the term loan on that date. The Company has a fixed interest rate of 1.44% on the swap contract and will pay the difference between the fixed rate and LIBOR when LIBOR is below 1.44% and will receive interest when the LIBOR rate exceeds 1.44%. On December 31, 2022, the interest rate for half ($24.0 million) of the term portion was 6.1%, using a one-month LIBOR rate, and 3.19% on the remaining balance ($40.0 million) of the term loan based on a one-month LIBOR rate.

The interest rates on the Credit Agreement and the interest rate swap contract are susceptible to that the transition from LIBOR to alternative benchmark rates such as SOFR. Information regarding this transition is provided below.

The ICE Benchmark Administration (the “IBA”) ceased publication of all settings of non-US dollar LIBOR and the one-week and two-month U.S. dollar LIBOR settings on December 31, 2021, with the publication of the remaining U.S. dollar LIBOR settings scheduled to be discontinued after June 30, 2023. The Adjustable Interest Rate Act (the “LIBOR Act”), which was signed into law on March 15, 2022, provided a replacement framework for outstanding financial contracts tied to LIBOR once LIBOR ceases to be published. The LIBOR Act provides a statutory mechanism and safe harbor that applies on a nationwide basis to replace LIBOR with a benchmark rate, selected by the Federal Reserve Board based on SOFR, for certain contracts that reference LIBOR and contain no or insufficient fallback provisions. The LIBOR Act preempts and supersedes any state or local law, statute, rule, regulation, or standard relating to the selection or use of a benchmark replacement or related changes and allows parties that already have effective fallback provisions to opt out of the legislation. On December 16, 2022, the Federal Reserve adopted a final rule implementing the LIBOR Act that, among other things, identifies the applicable SOFR-based benchmark replacements under the LIBOR Act for various contact types. The difference between LIBOR and SOFR is that LIBOR is a forward-looking rate which means the interest rate is set at the beginning of the period with payment due at the end. SOFR is a backward-looking overnight rate, which has implications for how interest and other payments are based.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

6. Debt (continued)

Debt consists of:

	2022	2021
Term loans	$64,147,028	$71,313,522
Revolving credit loan	—	—
	64,147,028	71,313,522
Less current portion	9,010,793	7,500,000
	$55,136,231	$63,813,522

Amounts are net of unamortized discounts and debt issuance costs of $113,769 as of December 31, 2022 and $186,478 as of January 1, 2022.

The Company paid interest of $2,502,883 in 2022 and $2,271,818 in 2021.

The Company’s loan covenants under the Credit Agreement require the Company to maintain a consolidated fixed charge coverage ratio of at least 1.25 to 1, which is to be tested quarterly on a twelve-month trailing basis. In addition, the Company is required to show a senior net leverage ratio not to exceed 4.25 to 1. The Company was in compliance with all covenants as of December 31, 2022. In addition, the Company has restrictions on, among other things, new capital leases, purchases or redemptions of its capital stock, mergers and divestitures, and new borrowing. The Company was in compliance with all covenants as of December 31, 2022 and January 1, 2022.

As of December 31, 2022, scheduled annual principal maturities of long-term debt for each of the next five years follow:

2023	9,010,793
2024	55,136,231
Thereafter	—
$64,147,028

7. Stock Options and awards

Stock Awards

As of December 31, 2022, the Company has one incentive stock award plan, The Eastern Company 2020 Stock Incentive Plan (the “2020 Plan”), for officers, other key employees, and non-employee Directors. Incentive stock awards granted under the 2020 Plan must have exercise prices that are not less than 100% of the fair market value of the Company’s common stock on the dates the stock awards are granted. Restricted stock awards may also be granted to participants under the 2020 Plan with restrictions determined by the Compensation Committee of the Company’s Board of Directors. Under the 2020 Plan, non-qualified stock awards granted to participants will have exercise prices determined by the Compensation Committee of the Company’s Board of Directors. The Company granted 43,300 and 27,300 awards during 2022 and 2021, respectively.

The 2020 Plan also permits the issuance of Stock Appreciation Rights (“SARs”). The SARs are in the form of an award with a cashless exercise price equal to the difference between the fair value of the Company’s common stock at the date of grant and the fair value as of the exercise date resulting in the issuance of the Company’s common stock. The Company did not issue SARs in 2022 or 2021.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

7. Stock options and awards (continued)

Stock-based compensation expense in connection with stock awards and SARs was $504,694 for awards granted to employees during fiscal year 2022 and $418,000 for awards granted to employees during fiscal year 2021. For the 2022 fiscal year, the Company used several assumptions which included an expected term of 3 years, volatility deviation of 47.15% to 47.70% and a risk-free rate of 2.04% to 2.66%. For the 2021 fiscal year, the Company used several assumptions which included an expected term of 4 years, volatility deviation of 47.25% to 48.55% and a risk-free rate of 0.18 to 0.35%.

As of December 31, 2022, there were 808,101 shares of common stock reserved and available for future grant under 2020 Plan.

The following tables set forth the outstanding SARs for the period specified:

	Year Ended December 31, 2022		Year Ended January 1, 2022
	Units	Weighted - Average Exercise Price	Units	Weighted - Average Exercise Price
Outstanding at beginning of period	180,833	$22.88	244,001	$21.87
Issued	-	-	-	-
Exercised	(16,667)	21.20	(55,668)	19.31
Forfeited	(18,000)	21.74	(7,500)	21.20
Outstanding at end of period	146,166	23.22	180,833	22.88

SARs Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of December 31, 2022	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable as of December 31, 2022	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$20.20-$26.30	146,166	1.1	$23.22	115,166	0.6	$23.50

The following tables set forth the outstanding stock grants for the period specified:

	Year Ended December 31, 2022	Year Ended January 1, 2022
	Shares	Shares
Outstanding at beginning of period	27,300	25,000
Issued	43,300	27,300
Forfeited	(6,100)	(25,000)
Outstanding at end of period	64,500	27,300

As of December 31, 2022, outstanding SARs and awards had an intrinsic value of $1,243,560.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

8. Income Taxes

Deferred income taxes are provided on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and those for income tax reporting purposes. Deferred income tax (assets) liabilities relate to:

	2022	2021
Property, plant and equipment	$3,568,209	$3,586,257
Right of Use Asset	2,786,486	2,564,741
Intangible assets	3,374,192	6,364,038
Other	876,731	495,881
Foreign Withholding Tax	60,462	60,462
Total deferred income tax liabilities	10,666,080	13,071,379

Other postretirement benefits	(151,486)	(292,090)
Inventories	(1,562,175)	(1,161,354)
Allowance for doubtful accounts	(160,446)	(114,113)
Accrued compensation	(498,530)	(390,693)
Lease Obligation	(2,786,486)	(2,564,741)
Pensions	(5,042,030)	(6,049,532)
Foreign Tax Credit	(953,916)	(1,164,515)
Capital Loss Carry forward	-	(182,582)
Total deferred income tax assets	(11,155,069)	(11,919,620)
Net deferred income tax (assets) liabilities	$(488,989)	$1,151,759

Income before income taxes consists of:

	2022			2021
	Continuing Operations	Discontinued Operations	Total Income Statement	Continuing Operations	Discontinued Operations	Total Income Statement

Domestic	$12,787,773	$1,666,312	$14,454,085	$14,574,811	$(8,936,924)	$5,637,887
Foreign	1,615,144	-	1,615,144	4,495,749	-	4,495,749
	$14,402,917	$1,666,312	$16,069,229	$19,070,560	$(8,936,924)	$10,133,636

The Eastern Company

Notes to Consolidated Financial Statements (continued)

8. Income Taxes (continued)

The provision for income taxes follows:

	2022			2021
	Continuing Operations	Discontinued Operations	Total Income Statement	Continuing Operations	Discontinued Operations	Total Income Statement
Current
Federal	$4,528,423	$332,665	$4,861,088	$4,075,121	$(1,816,413)	$2,258,708
Foreign	572,555	-	572,555	1,509,693	(287,339)	1,222,354
State	1,361,461	84,190	1,443,651	498,939	-	498,939
Deferred:
Federal	(2,567,573)	-	(2,567,573)	(2,292,101)	-	(2,292,101)
Foreign	-	-	-	(189,970)	-	(189,970)
State	(542,410)	-	(542,410)	(713,465)	-	(713,465)
	$3,352,456	$414,855	$3,767,311	$2,888,217	$(2,103,752)	$784,465

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows:

	2022		2021
	Amount	Percent	Amount	Percent
Income taxes using U.S. federal statutory rate	$3,374,538	21%	$2,128,063	21%
State income taxes, net of federal benefit	714,416	4	(165,221)	(2)
Impact on Foreign Repatriation Tax Reform	-	0	11,313	0
Impact of foreign subsidiaries on effective tax rate	(41,404)	0	(282,614)	(3)
Impact of Research & Development tax credit	(131,005)	(1)	(188,944)	(3)
Uncertain tax positions reserve	54,705	0	(417,197)	(3)
Other net	(203,939)	(1)	(300,935)	(3)
	$3,767,311	23%	$784,465	7%

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows for continuing operations:

	2022		2021
	Amount	Percent	Amount	Percent
Income taxes using U.S. federal statutory rate	$3,024,612	21%	$4,004,817	21%
State income taxes, net of federal benefit	649,486	4	61,777	1
Impact on Foreign Repatriation Tax Reform	-	0	11,313	0
Impact of foreign subsidiaries on effective tax rate	(41,404)	0	(282,614	(2)
Impact of Research & Development tax credit	(131,005)	(1)	(188,944	(1)
Uncertain tax positions reserve	54,705	0	(417,197	(2)
Other net	(203,938)	(1)	(300,935	(2)
	$3,352,456	23%	$2,888,217	15%

The Eastern Company

Notes to Consolidated Financial Statements (continued)

8. Income Taxes (continued)

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows for discontinued operations:

	2022		2021
	Amount	Percent	Amount	Percent
Income taxes using U.S. federal statutory rate	$349,925	21%	$(1,876,754)	21%
State income taxes, net of federal benefit	64,930	4	(226,998)	3
	$414,855	25%	$(2,103,752)	24%

Total income taxes paid were $3,679,678 in 2022 and $2,318,018 in 2021.

Under accounting standards (ASC 740), a deferred tax liability is not recorded for the excess of the financial reporting (book) basis over the tax basis of an investment in a foreign subsidiary if the indefinite reinvestment criteria are met. Effective for foreign earnings after December 30, 2017, if such earnings are distributed in the form of cash dividends, the Company would not be subject to additional U.S. income taxes but could be subject to foreign income and withholding taxes. A provision has not been made for additional U.S. federal and foreign taxes on December 31, 2022 on approximately $12,218,919 of undistributed earnings of foreign subsidiaries because the Company intends to reinvest these funds indefinitely. It is not practicable to estimate the unrecognized deferred tax liability for withholding taxes on these undistributed earnings.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The list of changes is comprehensive. The changes include removing exceptions to incremental intraperiod tax allocation of losses and gains from different financial statement components, exceptions to the method of recognizing income taxes on interim period losses and exceptions to deferred tax liability recognition related to foreign subsidiary investments. In addition, ASU 2019-12 requires that entities recognize franchise tax based on an incremental method, requires an entity to evaluate the accounting for step-ups in the tax basis of goodwill as inside or outside of a business combination, and removes the requirement to allocate the current and deferred tax provision among entities in standalone financial statement reporting. The ASU also now requires that an entity reflect enacted changes in tax laws in the annual effective rate, and other Codification adjustments have been made to employee stock ownership plans. For public business entities, the amendments in ASU 2019-12 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted ASU 2019-12 in the first interim period of 2021.

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

	2022	2021

Balance at beginning of year	$672,098	$1,078,309
Increase for positions taken during the current period	58,586	45,721
Increase (decrease) for positions taken during the prior period	-	-
Decrease resulting from the expiration of the statute of limitations	(45,166)	(451,932)
Balance at end of year	$685,518	$672,098

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2018 and non-U.S. income tax examinations by tax authorities prior to 2016.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

8. Income Taxes (continued)

Included in the balance as of December 31, 2022, are $253,655 of unrecognized tax benefits that would affect the annual effective tax rate. In 2022, the Company recognized accrued interest related to unrecognized tax benefits in income tax expense. The Company had approximately $69,245 of accrued interest as of December 31, 2022.

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

Future minimum payments under non-cancelable operating leases with initial or remaining terms more than one year during each of the next five fiscal years follow:

2023	$3,059,547
2024	2,640,972
2025	1,747,019
2026	1,371,761
2027	1,008,297
$9,827,596

Rent expense for all operating leases was $3,299,579 in 2022 and $2,816,258 in 2021. The weighted average lease term for all operating leases is 5.7 years. The weighted average discount rate for all operating leases is 5%.

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

Components of the net periodic benefit cost of the Company’s pension benefit plans for the fiscal year indicated were as follows:

	2022	2021
Service cost	$1,078,973	$1,087,333
Interest cost	2,432,756	2,017,015
Expected return on plan assets	(5,842,641)	(5,794,694)
Amortization of prior service cost	66,252	99,380
Amortization of the net loss	1,560,299	1,730,150
Net periodic benefit cost	$(704,361)	$(860,816)

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. Retirement Benefit Plans (continued)

Service costs are reported in the cost of products sold and the other components of net periodic benefit costs are reported in other income in the consolidated statements of income.

Assumptions used to determine net periodic benefit cost for the Company’s pension benefit plans for the fiscal year indicated were as follows:

	2022	2021
Discount rate
- Pension plans	2.75% - 2.81%	2.40% - 2.48%
- Supplemental pension plans	2.08%	1.49%
Expected return on plan assets	7.5%	7.5%
Rate of compensation increase	0%	0%

Components of the net periodic benefit cost of the Company’s other postretirement benefit plan were as follows:

	2022	2021
Service cost	$53,291	$54,505
Interest cost	43,950	39,369
Expected return on plan assets	(17,600)	(25,681)
Amortization of prior service cost	-	-
Amortization of the net loss	(8,214)	(12,374)
Net periodic benefit cost	$75,668	$55,819

Assumptions used to determine net periodic benefit cost for the Company’s other postretirement plan for the fiscal year indicated were as follows:

	2022	2021
Discount rate	5.28%	2.66%
Expected return on plan assets	4.0%	4.0%

As of December 31, 2022, and January 1, 2022, the status of the Company’s pension benefit plans and other postretirement benefit plan was as follows:

Notes to Consolidated Financial Statements (continued)

10. Retirement Benefit Plans (continued)

	Pension Benefit		Other Postretirement Benefit
	2022	2021	2022	2021
Benefit obligation at beginning of year	$107,420,338	$111,549,725	$1,724,582	$1,827,169
Change in discount rate	(26,408,548)	(5,316,621)	(562,340)	(96,343)
Service cost	1,078,973	1,087,333	53,291	54,505
Interest cost	2,432,756	2,017,015	43,950	39,369
Plan Amendment	-	-	-	36,388
Actuarial (gain)/loss	934,211	2,340,743	(73,395)	110,462
Significant Event	-	-	-	(218,103)
Benefits paid	(4,756,015)	(4,257,857)	(34,962)	(28,865)
Benefit obligation at end of year	$80,701,715	$107,420,338	$1,151,126	$1,724,582

	2022	2021	2022	2021
Fair value of plan assets at beginning of year	$80,814,956	$78,361,102	$439,993	$642,030
Actual return on plan assets	(17,701,556)	4,369,247	44,911	16,066
Employer contributions	169,865	2,342,462	49,158	45,243
Significant Event	-	-	-	(218,103)
Benefits paid	(4,756,015)	(4,257,855)	(49,158)	(45,243)
Fair value of plan assets at end of year	$58,527,250	$80,814,956	$484,904	$439,993

	Pension Benefit		Other Postretirement Benefit
Funded Status	2022	2021	2022	2021
Net amount recognized in the balance sheet	$(22,174,465)	$(26,605,382)	$(666,222)	$(1,284,589)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefit		Other Postretirement Benefit
	2022	2021	2022	2021
Net (loss)/gain	$(36,956,587)	$(40,447,026)	$900,694	$241,621
Prior service (cost) credit	-	(66,252)	-	-
	$(36,956,587)	$(40,513,278)	$900,694	$241,621

Notes to Consolidated Financial Statements (continued)

10. Retirement Benefit Plans (continued)

Change in the components of accumulated other comprehensive income consist of:

	Pension Benefit		Other Postretirement Benefit
	2022	2021	2022	2021
Balance at beginning of period	$(40,513,278)	$(43,893,239)	$241,621	$349,276
Change due to availability of final actual assets and census data	-	-	-	-
Charged to net periodic benefit cost
Prior service cost	66,252	99,380	4,241	-
Net loss (gain)	1,560,299	1,730,150	(8,214)	(12,374)
Liability (gains)/losses
Discount rate	26,408,548	5,316,621	562,340	96,343
Asset (gains)/losses deferred	(22,866,209)	(771,444)	27,311	(9,615)
Plan Amendments	-	-	-	(36,388)
Significant Event	-	-	-	(35,159)
Other	(1,612,199)	(2,994,746)	73,395	(110,462)
Balance at end of period	$(36,956,587)	$(40,513,278)	$900,694	$241,621

Assumptions used to determine the projected benefit obligations for the Company’s pension benefit plans and other postretirement benefit plan for the fiscal year indicated were as follows:

		2022	2021
Discount rate
-	Pension plans	5.21% - 5.23%	2.75% - 2.81%
-	Supplemental pension plans	4.98%	2.08%
-	Other postretirement plan	5.28%	2.93%

On December 31, 2022 and January 1, 2022, the accumulated benefit obligation for all qualified and nonqualified defined benefit pension plans was $80,701,715 and $107,420,338, respectively. During 2022, the pension benefit obligation decreased between 24.1% to 26.1% due to the increase in the discount rates from 2.75%-2.81% to 5.21%-5.23%.

Information for the under-funded pension plans with a projected benefit obligation and an accumulated benefit obligation in excess of plan assets:

	2022	2021
Number of plans	5	5
Projected benefit obligation	$80,701,715	$107,420,338
Accumulated benefit obligation	80,701,715	107,420,338
Fair value of plan assets	58,527,250	80,814,956
Net amount recognized in accrued benefit liability	$(22,174,465)	$(26,605,382)

Estimated future benefit payments to participants of the Company’s pension plans are $5.0 million in 2023, $5.1 million in 2024, $5.3 million in 2025, $5.5 million in 2026, $5.6 million in 2027 and a total of $29.0 million from 2028 through 2032.

Estimated future benefit payments to participants of the Company’s other postretirement plan are $46,000 in 2023, $46,000 in 2024, $49,000 in 2025, $52,000 in 2026, $53,000 in 2027 and a total of $302,000 from 2028 through 2032.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. Retirement Benefit Plans (continued)

The Company expects to make cash contributions to its qualified pension plans of approximately $800,000 and to its other postretirement plan of approximately $50,000 in 2023.

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

We consider a variety of factors in determining and selecting our assumptions for the discount rate at the end of the year. In 2022, as in 2021, we developed each plan’s discount rate with the assistance of our actuaries by matching expected future benefit payments in each year to the corresponding spot rates from the FTSE Pension Liability Yield Curve, comprised of high quality (rated AA or better) corporate bonds.

The fair values of the Company’s pension plans assets on December 31, 2022 and January 1, 2022, utilizing the fair value hierarchy discussed in Note 4 – Accounting Policies – Fair Value of Financial Instruments, follow:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash and Equivalents:
Common/collective trust funds	$-	$391,357	$-	$391,357
Equities:
The Eastern Company Common Stock	4,184,107		-	4,184,107
Common/collective trust funds
Russell Multi Asset Core Plus Fund (a)	-	26,244,623	-	26,244,623
Fixed Income:
Common/collective trust funds
Target Duration LDI Fixed Income Funds (b)
• Russell 25 Year LDI Fixed Income Fund	-	4,376,600	-	4,376,600
• Russell 14 Year LDI Fixed Income Fund	-	18,012,813	-	18,012,813
STRIPS Fixed Income Funds (c)
• Russell 15 to 20 Year STRIPS Fixed Income Fund	-	2,151,410	-	2,151,410
• Russell 10 to 15 Year STRIPS Fixed Income Fund	-	3,166,340	-	3,166,340
Total	$4,184,107	$54,343,143	$-	$58,527,250

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. Retirement Benefit Plans (continued)

	January 1, 2022
	Level 1	Level 2	Level 3	Total
Cash and Equivalents:
Common/collective trust funds	$-	$356,173	$-	$356,173
Equities:
The Eastern Company Common Stock	5,460,173		-	5,460,173
Common/collective trust funds
Russell Multi Asset Core Plus Fund (a)	-	36,142,837	-	36,142,837
Fixed Income:
Common/collective trust funds
Target Duration LDI Fixed Income Funds (b)
• Russell 25 Year LDI Fixed Income Fund	-	4,320,207	-	4,320,207
• Russell 14 Year LDI Fixed Income Fund	-	26,430,482	-	26,430,482
STRIPS Fixed Income Funds (c)
• Russell 15 to 20 Year STRIPS Fixed Income Fund	-	3,264,328	-	3,264,328
• Russell 10 to 15 Year STRIPS Fixed Income Fund	-	4,840,756	-	4,840,756
Total	$5,460,173	$75,354,783	$-	$80,814,956

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

The plans’ assets include 217,018 shares of the common stock of the Company having a market value of $4,184,107 and $5,460,173 on December 31, 2022 and January 1, 2022, respectively. No shares were purchased in 2022 or 2021 nor were any shares sold in either period. Dividends received during 2022 and 2021 on the common stock of the Company were $95,488 and $95,488 respectively.

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

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. Retirement Benefit Plans (continued)

The Company amended the Eastern Company Savings and Investment Plan (“401(k) Plan Amendment”) effective June 1, 2016. The 401(k) Plan Amendment increased this match to 50% of the first 6% of contributions for the remainder of Fiscal 2016 and going forward. The 401(k) Plan Amendment also provided for an additional non-discretionary contribution (the “transitional credit”) for certain non-union U.S. employees who were eligible to participate in the Salaried Plan. The amount of this non-discretionary contribution ranges from 0% to 4% of wages, based on the age of the individual on June 1, 2016. The 401(k) Plan Amendment increased the non-discretionary safe harbor contribution to 3% and changed the eligibility to all non-union U.S. employees.

The Company made contributions to the plan as follows:

	2022	2021
Regular matching contributions	$561,357	$553,619
Transitional credit contributions	123,387	138,604
Non-discretionary contributions	376,861	392,865
Total contributions made for the period	$1,061,605	$1,085,088

As of December 31, 2022, the Company had accrued $379,090 for the non-discretionary safe harbor contribution. This amount was expensed in 2022 and was contributed to the plan in January 2023. As of January 1, 2022, the Company had accrued $323,082 for the non-discretionary safe harbor contribution. This amount was contributed to the Plan in January 2022 and was expensed in 2021.

11. Earnings per Share

The denominators used in the earnings per share computations follow:

	2022	2021
Basic:
Weighted average shares outstanding	6,223,839	6,262,378

Diluted:
Weighted average shares outstanding	6,223,839	6,262,378
Dilutive stock awards	14,102	711
Denominator for diluted earnings per share	6,237,941	6,263,089

There were no anti-dilutive stock equivalents in 2022 or 2021.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

12. Geographic Information

	2022	2021
Geographic Information:
Net Sales:
United States	$270,342,724	$234,300,461
Foreign	8,922,422	12,222,362
	$279,265,146	$246,522,823

Foreign sales are primarily to customers in North America.

Identifiable Assets:
United States	$249,652,120	$252,961,017
Foreign	13,254,624	13,367,918
	$262,906,744	$266,328,935

13. Recent Accounting Pronouncements

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

15. Concentration of risk

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk for the Company is its accounts receivable due from customers. The Company has established credit limits for customers and monitors their balances to mitigate the risk of loss. As of December 31, 2022, and January 1, 2022, there was one significant concentration of credit risk. One customer represented 14% of total accounts receivable for 2022 and 11% of total accounts receivable in 2021. The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable.

Interest Rate Risk

The Company’s exposure to the risk of changes in market interest rates relates primarily to the Company’s debt, which bears interest at variable rates based on the LIBOR rate plus a margin spread of 1.25% to 2.25%. The Company has an interest rate swap with a notional amount of $40,000,000 on December 31, 2022, to convert a portion of borrowings under the Credit Agreement from variable to fixed rates. The valuation of this swap is determined using the one-month LIBOR rate index and mitigates the Company’s exposure to interest rate risk. Additionally, interest rates on the Company’s debt are susceptible of the transition from LIBOR to alternative benchmark rates, such as SOFR. This transition is discussed in greater detail under Note 6 - Debt.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

The Eastern Company

Naugatuck, Connecticut

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Eastern Company (the Company) as of December 31, 2022 and January 1, 2022, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2022, including the related notes and financial statement schedule appearing under Item 15(a)(2) on Form 10-K, (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and January 1, 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2023 expressed an unqualified opinion.

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

Impairment Assessment of Goodwill

Description of the Critical Audit Matter and the Relevant Accounts and Disclosures

As described in Notes 3 and 4 to the financial statements, the Company’s consolidated goodwill balance is $70.8 million as of December 31, 2022. Management tests reporting units for impairment annually in December, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. As disclosed by management, reporting units are tested for impairment by utilizing qualitative factors that include a) macroeconomic conditions, b) market and industry conditions, c) cost factors, d) overall financial performance, e) other relevant entity-specific events, and f) events affecting a reporting unit.

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

How the Critical Audit Matter was Addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the Company’s reporting units. These procedures also included, among others (i) testing management’s process for developing the qualitative factors; (ii) evaluating the appropriateness of the qualitative factors; and (iii) testing the completeness and accuracy of underlying data used in the qualitative factors by corroborating and recalculating the relevant metrics. Evaluating management’s significant judgments and assumptions related to qualitative factors involved evaluating whether those significant judgments and assumptions used by management were reasonable considering (i) the current and past performance of the reporting units; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/Fiondella, Milone & LaSaracina LLP

Fiondella, Milone & LaSaracina LLP

We have served as the Company’s auditor since 2009.

Glastonbury, Connecticut

March 14, 2023

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

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended December 31, 2022, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 240.13a-15. As defined in Exchange Act Rules 240.13a-15(e) and 240.15d-15(e), “the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.” Based upon that evaluation, the CEO and CFO concluded that the Company’s current disclosure controls and procedures were effective as of the December 31, 2022 evaluation date.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 240.13a-15(f) and 240.15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our control over financial reporting was effective as of December 31, 2022. The Company’s registered public accounting firm, Fiondella, Milone & LaSaracina LLP, has issued an attestation report on the Company’s internal control over financial reporting. The attestation report is set forth below in this Item 9A.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2022, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

The Eastern Company

Naugatuck, Connecticut

Opinion on Internal Control over Financial Reporting

We have audited The Eastern Company’s (the Company’s) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows of the Company, and our report dated March 14, 2023, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting under Item 9A on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 14, 2023

ITEM 9B OTHER INFORMATION

None.

ITEM 9C Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors is incorporated herein by reference to the information under the captions “Item No. 1 – Election of Directors” in the Company’s definitive proxy statement (the “Proxy Statement”) for the 2023 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2022.

The information concerning the Company’s executive officers is incorporated herein by reference to the information under the caption “Executive Officer Biographies” in the Proxy Statement.

The information concerning the Company’s Audit Committee is incorporated herein by reference to the information under the captions “Audit Committee Financial Expert” and “The Board of Directors and Committees” in the Proxy Statement. The Audit Committee Charter is also available on the Company’s website at http://www.easterncompany.com by clicking on Corporate Governance in the “About Us” menu.

The information concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information under the caption “Delinquent Section 16(a) Reports” if any, in the Proxy Statement.

The Company’s Board of Directors has adopted a Code of Business Conduct and Ethics that applies to the Company’s Chief Executive Officer, Chief Financial Officer, and the Company’s other financial professionals. The Code of Business Conduct and Ethics is available on the Company’s website at https://www.easterncompany.com/ by clicking on Corporate Governance in the “About Us” menu. We intend to disclose any amendment or waiver to the Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions, on our website within four business days after such amendment or waiver.

ITEM 11 EXECUTIVE COMPENSATION

Information concerning director and executive compensation is incorporated herein by reference to the information under the captions “Director Compensation in Fiscal 2022,” “Executive Compensation,” “Stock Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” and “Termination of Employment and Change in Control Arrangements” in the Proxy Statement. The Compensation Committee of the Board of Directors operates under the Compensation Committee Charter, which can be found on the Company’s website at https://www.easterncompany.com/ by clicking on Corporate Governance in the “About Us” menu.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities authorized for issuance under equity compensation plans

The following table sets forth information regarding securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2022, consisting of the Company’s 2020 Executive Stock Incentive Plan (the “2020 Plan”).

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding awards, warrants and rights	Weighted-average exercise price of outstanding awards, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	43,300	$23.56	808,101
Equity compensation plans not approved by security holders	-	-	-
Total	43,300	$23.56	808,101

Security ownership of certain beneficial owners and management:

(a)

Information concerning security ownership of certain beneficial owners is incorporated herein by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

(b)

Information concerning security ownership of management is incorporated herein by reference to the information under the captions “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

(c)	Changes in Control

None.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding transactions with related persons is incorporated herein by reference to information under the caption “Policies and Procedures Concerning Related Persons Transactions” in the Proxy Statement. Information regarding director independence is incorporated herein by reference to the information under the captions “Item No.1 – Election of Directors” and “The Board of Directors and Committees” in the Proxy Statement.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accountant fees and services is incorporated herein by reference to the information under the caption “Item No. 3 – Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

ITEM 15 EXHIBITSAND FINANCIAL STATEMENT SCHEDULE

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

4

Description of Securities (incorporated by reference to Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2020 (SEC File No. 001-35383) filed on May 6, 2020).

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

10.4*

Offer Letter, dated March 16, 2022, between the Company and Peter O’Hara (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2022 (SEC File No. 001-35383), filed May 9, 2022).

10.5*

Termination Agreement, dated as of March 16, 2022, between the Company and Peter O’Hara (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-35383), filed March 17, 2022).

10.6*

Employment Agreement, dated as of January 9, 2023, between the Company and Mark Anthony Hernandez (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-35383), filed January 13, 2023).

10.7*

Offer Letter, dated February 1, 2023, between the Company and Nicholas Vlahos (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-35383), filed February 6, 2023).

10.8*

Severance Agreement, dated as of February 1, 2023, between the Company and Nicholas Vlahos (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (SEC File No. 001-35383), filed February 6, 2023).

10.9*

The Company’s Directors’ Fee Program, effective as of October 1, 1996 (incorporated herein by reference to Exhibit 4(a) to the Company’s Registration Statement on Form S-8, as amended (SEC File No. 333-21351) filed on February 7, 1997).

10.10*

The Company’s 2010 Executive Stock Incentive Plan, effective July 20, 2010 (incorporated herein by reference to Exhibit 4a to the Company’s Registration Statement on Form S-8 (SEC File No. 333-169169), filed on September 2, 2010).

10.11*

The Company’s 2020 Executive Stock Incentive Plan, effective February 19, 2020 (incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (SEC File No. 333-238565), filed on May 21, 2020).

74

10.12

Credit Agreement dated as of August 30, 2019 among the Company, the lenders from time to time party thereto, and Santander Bank, N.A., as the administrative agent, an LC Issuer (as therein defined), and as the Swing Line Lender (as therein defined) (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-35383), filed on September 3, 2019).

10.13

Pledge and Security Agreement, dated as of August 30, 2019 among the Company, certain of its subsidiaries (as grantors), and Santander Bank, N.A., as administrative agent for the benefit of the Secured Creditors (as defined therein) (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K (SEC File No. 001-35383), filed on September 3, 2019).

21	Subsidiaries of the Company (filed herewith).

23	Consent of Fiondella, Milone & LaSaracina LLP (filed herewith).

31	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99	Letter to our shareholders from the Annual Report 2022 (filed herewith).

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets as of December 31, 2022 and January 1, 2022; (ii) the Consolidated Statements of Income for the fiscal years ended December 31, 2022 and January 1, 2022; (iii) the Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2022 and January 1, 2022; (iv) the Consolidated Statements of Shareholders’ Equity for the fiscal years ended December 31, 2022 and January 1, 2022; (v) the Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2022 and January 1, 2022; and (vi) the Notes to the Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

* Management contract, compensatory plan or arrangement.

ITEM 16 FORM 10-K SUMMARY

None.

76

The Eastern Company and Subsidiaries

Schedule II – Valuation and Qualifying accounts

		COL. C
COL. A	COL. B	ADDITIONS			COL. D		COL. E

Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts-Describe		Deductions – Describe		Balance at End of Period
Fiscal year ended December 31, 2022: Deducted from asset accounts: Allowance for doubtful accounts	$515,000	$629,000	$0	(b)	$-467,000	(a)	$677,000

Fiscal year ended January 1, 2022: Deducted from asset accounts: Allowance for doubtful accounts	$545,000	$43,000	$-72,000	(b)	$0	(a)	$515,000

(a) Uncollectible accounts written off, net of recoveries.

(b) Disposed companies ending balances.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 14, 2023	THE EASTERN COMPANY

	By	/s/ Nicholas Vlahos
Nicholas Vlahos
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Mark A. Hernandez	March 14, 2023
Mark A. Hernandez President, Chief Executive Officer, and Director (Principal Executive Officer)

/s/ Nicholas Vlahos	March 14, 2023
Nicholas Vlahos Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ James A. Mitarotonda	March 14, 2023
James A. Mitarotonda Chairman of the Board

/s/ Fredrick D. DiSanto	March 14, 2023
Fredrick D. DiSanto Director

/s/ John W. Everets	March 14, 2023
John W. Everets Director

/s/ Charles W. Henry	March 14, 2023
Charles W. Henry Director

/s/ Peggy B. Scott	March 14, 2023
Peggy B. Scott Director

/s/ Michael J. Mardy	March 14, 2023
Michael J. Mardy Director