Form 10-Q
period 2023-04-01
EASTERN CO
filed 2023-05-09
CIK 31107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended April 1, 2023

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

As of April 1, 2023, 6,231,612 shares of the registrant’s common stock, no par value per share, were issued and outstanding.

The Eastern Company

Form 10-Q

FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2023

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	April 1, 2023	April 2, 2022
Net sales	$72,495,367	$69,014,648
Cost of products sold	(56,997,668)	(54,438,968)
Gross margin	15,497,699	14,575,680

Product development expense	(1,401,199)	(1,197,008)
Selling and administrative expenses	(11,937,637)	(9,865,614)
Operating profit	2,158,863	3,513,058

Interest expense	(726,006)	(434,335)
Other (expense) income	(630,699)	488,520
Income from continuing operations before income taxes	802,158	3,567,243

Income tax expense	(194,845)	(881,125)
Net income from continuing operations	607,313	2,686,118

Discontinued Operations (see note B)
Gain from operations of discontinued operations	-	471,187
Income tax expense	-	(126,867)
Gain from discontinued operations	-	344,320

Net income	$607,313	$3,030,438

Earnings per share from continuing operations:
Basic	$0.10	$0.43

Diluted	$0.10	$0.43

Earnings per share from discontinued operations:
Basic	$-	$0.06

Diluted	$-	$0.05

Total earnings per share:
Basic	$0.10	$0.49

Diluted	$0.10	$0.48

Cash dividends per share:	$0.11	$0.11

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	April 1, 2023	April 2, 2022
Net income	$607,313	$3,030,438
Other comprehensive income:

Change in foreign currency translation	336,585	202,281

Change in fair value of interest rate swap, net of tax (benefit) cost of: 2023 - $(87,691); 2022 - $333,635	(277,687)	1,056,511

Change in pension and postretirement benefit costs, net of taxes of: 2023 - $74,360; 2022 - $92,235	252,668	313,408
Total other comprehensive income	311,566	1,572,200
Comprehensive income	$918,879	$4,602,638

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 1, 2023	December 31, 2022
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$13,071,017	$10,187,522
Accounts receivable, less allowances: 2023 - $676,000; 2022 - $677,000	44,481,853	42,886,250
Inventories	57,652,961	64,636,591
Current portion of notes receivable	214,780	1,006,421
Prepaid expenses and other assets	6,639,228	6,598,774
Total Current Assets	122,059,839	125,315,558

Property, Plant and Equipment	57,318,367	56,112,889
Accumulated depreciation	(30,877,891)	(30,000,797)
Property, Plant and Equipment, Net	26,440,476	26,112,092

Goodwill	70,788,971	70,777,459
Trademarks	5,514,888	5,514,886
Patents and other intangibles net of accumulated amortization	17,987,968	18,819,897
Long term notes receivable, less current portion	905,851	2,276,631
Deferred Income Taxes	488,989	488,989
Right of Use Assets	11,564,607	12,217,521
Total Other Assets	107,251,274	110,095,383

TOTAL ASSETS	$255,751,589	$261,523,033

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 1, 2023	December 31, 2022
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$26,643,423	$27,638,317
Accrued compensation	2,233,923	3,327,832
Other accrued expenses	3,900,764	3,944,964
Current portion of operating lease liability	3,030,116	3,059,547
Current portion of finance lease liability	150,773	-
Current portion of long-term debt	9,375,000	9,010,793
Total Current Liabilities	45,333,999	46,981,453

Other long-term liabilities	754,762	754,762
Operating lease liability, less current portion	8,556,037	9,195,205
Finance lease liability, less current portion	846,547	-
Long-term debt, less current portion	49,661,128	55,136,231
Accrued postretirement benefits	664,293	666,222
Accrued pension cost	23,134,787	22,174,465
Total Liabilities	128,951,553	134,908,338

Shareholders’ Equity
Voting Preferred Stock, no par value:	-	-
Authorized and unissued: 1,000,000 shares
Nonvoting Preferred Stock, no par value:	-	-
Authorized and unissued: 1,000,000 shares
Common Stock, no par value, Authorized: 50,000,000 shares	33,536,918	33,586,165
Issued: 9,066,057 shares in 2023 and 9,056,421 shares in 2022
Outstanding: 6,231,612 shares in 2023 and 6,221,976 shares in 2022
Treasury Stock: 2,834,445 shares in 2023 and 2,834,445 shares in 2022	(22,544,684)	(22,544,684)
Retained earnings	138,908,874	138,985,852
Accumulated other comprehensive income (loss):
Foreign currency translation	(804,393)	(1,140,978)
Unrealized gain on interest rate swap, net of tax	1,172,067	1,449,754
Unrecognized net pension and postretirement benefit costs, net of tax	(23,468,746)	(23,721,414)
Accumulated other comprehensive loss	(23,101,072)	(23,412,638)
Total Shareholders’ Equity	126,800,036	126,614,695
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$255,751,589	$261,523,033

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	April 1, 2023	April 2, 2022
Operating Activities
Net income	$607,313	$3,030,438
Less: gain from discontinued operations	-	344,320
Income from continuing operations	607,313	2,686,118
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
Depreciation and amortization	1,814,749	1,830,427
Unrecognized pension and postretirement benefits	880,421	247,133
Loss on sale of equipment and other assets	-	268,770
Provision for doubtful accounts	3,269	19,740
Stock compensation (benefit) expense	(49,246)	221,468
Changes in operating assets and liabilities:
Accounts receivable	(1,585,976)	(3,951,314)
Inventories	7,212,179	(4,902,631)
Prepaid expenses and other	(37,330)	(1,075,545)
Other assets	(155,055)	(89,366)
Accounts payable	(1,031,704)	3,526,499
Accrued compensation	(1,104,186)	(1,858,898)
Other accrued expenses	305,824	(478,878)
Net cash provided by (used in) operating activities	6,860,258	(3,556,477)

Investing Activities
Payments received from notes receivable	2,233,192	175,220
Proceeds from sale of equipment	-	1,371,073
Purchases of property, plant, and equipment	(1,151,205)	(572,047)
Net cash provided by investing activities	1,081,987	974,246

Financing Activities
Proceeds from short term borrowings (revolver)	(268,249)	5,000,000
Principal payments on long-term debt	(4,858,000)	(1,852,107)
Financing leases, net	723,254	(92,111)
Purchase common stock for treasury	-	(766,889)
Dividends paid	(684,293)	(687,180)
Net cash (used in) provided by financing activities	(5,087,288)	1,601,713

Discontinued Operations
Cash used in operating activities	-	(396,936)
Cash used in discontinued operations	-	(396,936)

Effect of exchange rate changes on cash	28,538	(22,903)
Net change in cash and cash equivalents	2,883,495	(1,400,357)

Cash and cash equivalents at beginning of period	10,187,522	6,602,429
Cash and cash equivalents at end of period ¹	$13,071,017	$5,202,072

Supplemental disclosure of cash flow information:
Interest	$716,763	$463,080
Income taxes	(59,681)	110,917

Non-cash investing and financing activities
Right of use asset	(652,914)	292,097
Lease liability	(328,721)	(226,903)

¹ includes cash from assets held for sale of $0.1 million as of April 2, 2022

See accompanying notes

THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

April 1, 2023

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. Refer to the consolidated financial statements of The Eastern Company (together with its consolidated subsidiaries, the “Company,” “we,” “us” or “our”) and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 14, 2023 (the “2022 Form 10-K”), for additional information.

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

The condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited consolidated balance sheet at that date.

The Company’s fiscal year is a 52-53-week fiscal year ending on the Saturday nearest to December 31. References to 2022 or the 2022 fiscal year mean the 52-week period ended on December 31, 2022, and references to 2023 or the 2023 fiscal year mean the 52-week period ending on December 30, 2023. In a 52-week fiscal year, each quarter has 13 weeks. References to the first quarter of 2022, the first fiscal quarter of 2022 or the three months ended April 2, 2022, mean the period from January 2, 2022 to April 2, 2022. References to the first quarter of 2023, the first fiscal quarter of 2023 or the three months ended April 1, 2023, mean the 13-week period from January 1, 2023 to April 1, 2023.

Certain amounts in the 2022 financial statements have been reclassified to conform with the 2023 presentation with no impact or change to previously reported net income or shareholders’ equity.

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

The former Diversified Products segment met the criteria to be held for sale and furthermore, we determined that the assets held for sale qualify for discontinued operations. As such, the financial results of the Diversified Products segment are reflected in our unaudited condensed consolidated statement of operations as discontinued operations for the prior period presented. The results of the former Diversified Products segment are not reflected in the unaudited condensed consolidated statement of operations for the three months ended April 1, 2023 because dispositions of the businesses that comprised that segment were completed prior to the start of the period.

On October 19, 2022, the Company sold its Argo EMS business (“Argo”). Argo supplies printed circuit boards and other electronic assemblies to original equipment manufacturers in various industries, including measurement systems, semiconductor equipment manufacturing, and industrial control, medical, and military products.

Summarized Financial Information of Discontinued Operations

The following table represents income from discontinued operations, net of tax:

	Three Months Ended
	April 1, 2023	April 2, 2022
	(unaudited)	(unaudited)
Net sales	$-	$2,367,226
Cost of products sold	-	(1,603,762)
Gross margin	-	763,464

Selling and administrative expenses	-	(257,060)
Operating income	-	506,404

Interest expense	-	(35,217)
Gain from discontinued operations before income taxes	-	471,187

Income tax expense	-	(126,867)
Income from discontinued operations, net of tax	$-	$344,320

Note C – Earnings Per Share

The denominators used to calculate earnings per share are as follows:

	Three Months Ended
	April 1, 2023	April 2, 2022
Basic:
Weighted average shares outstanding	6,223,027	6,247,649

Diluted:
Weighted average shares outstanding	6,223,027	6,247,649
Dilutive stock appreciation rights	10,962	12,055
Denominator for diluted earnings per share	6,233,989	6,259,704

Note D – Inventories

Inventories from continuing operations consist of the following components:

	April 1, 2023	December 31, 2022

Raw material and component parts	$23,123,674	$25,924,696
Work in process	8,315,774	9,323,082
Finished goods	26,213,513	29,388,813
Total inventories	$57,652,961	$64,636,591

Note E - Goodwill

The aggregate carrying amount of goodwill from continuing operations is approximately $70.8 million as of April 1, 2023. No impairment was recognized in the first quarter of 2023.

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

Currently, the Company has twenty-one operating leases with a lease liability of $11.6 million and three finance leases with a lease liability of $1.0 million as of April 1, 2023. The terms and conditions of the leases are determined by the individual agreements. The leases do not contain residual value guarantees, restrictions, or covenants that could cause the Company to incur additional financial obligations. There are no related party lease transactions. There are no leases that have not yet commenced that could create significant rights and obligations for the Company.

Approximate total minimum lease payments for each of the next five fiscal years is estimated to be as follows: remainder of 2023 - $2.4 million; 2024 - $2.8 million; 2025 - $1.9 million; 2026 - $1.5 million; 2027 - $1.2 million; and $2.8 million thereafter. The weighted average remaining lease term is 5.7 years. The implicit interest rate used was 5.0% to 6.4%.

Note G - Debt

On August 30, 2019, the Company entered into a credit agreement with Santander Bank, N.A., for itself, M&T Bank, and TD Bank, N.A. as lenders (the “Credit Agreement”), that included a $100 million term portion and a $20 million revolving commitment portion. Proceeds of the term loan were used to repay the Company’s remaining outstanding term loan (and to terminate its existing credit facility) with M&T Bank (approximately $19 million) and to acquire certain subsidiaries of Big 3 Holdings, LLC (collectively “Big 3 Precision”). The term portion of the loan required quarterly principal payments of $1,250,000 for an 18-month period beginning December 31, 2019. The repayment amount then increased to $1,875,000 per quarter beginning September 30, 2021 and continuing through June 30, 2023. The repayment amount then increases to $2,500,000 per quarter beginning September 30, 2023 and continuing through June 30, 2024. The term loan is a 5-year loan with the remaining balance due on August 30, 2024. The revolving commitment portion has an annual commitment fee of 0.25% based on the unused portion of the revolver. The revolving commitment portion has a maturity date of August 30, 2024. As of April 1, 2023, the Company has not borrowed any funds on the revolving commitment portion of the facility. The term loan bears interest at a variable rate based on the LIBOR rate plus an applicable margin of 1.25% to 2.25%, depending on the Company’s senior net leverage ratio. Borrowings under the revolving portion bear interest at a variable rate based on, at the Company’s election, a base rate plus an applicable margin of 0.25% to 1.25% or the LIBOR rate plus an applicable margin of 1.25% to 2.25%, with such margins determined based on the Company’s senior net leverage ratio. The Company’s obligations under the Credit Agreement are secured by a lien on certain of the Company’s and its subsidiaries’ assets pursuant to a Pledge and Security Agreement, dated August 30, 2019, with Santander Bank, N.A., as administrative agent.

The Company’s loan covenants under the Credit Agreement require the Company to maintain a senior net leverage ratio not to exceed 4.25 to 1. In addition, the Company is required to maintain a fixed charge coverage ratio to be not less than 1.25 to 1. The Company was in compliance with all its covenants under the Credit Agreement on April 1, 2023, and through the date of filing this Form 10-Q.

On August 30, 2019, the Company entered into an interest rate swap contract with Santander Bank, N.A., with an original notional amount of $50,000,000, which was equal to 50% of the outstanding balance of the term loan on that date. The Company has a fixed interest rate of 1.44% on the swap contract and will pay the difference between the fixed rate and LIBOR when LIBOR is below 1.44% and will receive interest when the LIBOR rate exceeds 1.44%. On April 1, 2023, the interest rate for approximately half ($20.1 million) of the term portion was 6.38%, using a one-month LIBOR rate, and 3.19% on the remaining balance ($39.1 million) of the term loan based on a one-month LIBOR rate.

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

Incentive stock options granted under the 2020 Plan must have exercise prices that are not less than 100% of the fair market value of the Company’s common stock on the dates the stock options are granted. Restricted stock awards may also be granted to participants under the 2020 Plan with restrictions determined by the Compensation Committee of the Board. Under the 2020 Plan, non-qualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Board.  The Company did not grant any stock awards during the first three months of fiscal 2023. During the first three months of fiscal 2022, the Company granted 36,200 stock awards that were subject to the meeting of performance measurements. For the first three months of fiscal 2022, the Company used fair market value to determine the associated expense with stock awards.

The 2020 Plan also permits the issuance of Stock Appreciation Rights (“SARs”). The SARs are in the form of an option with a cashless exercise price equal to the difference between the fair value of the Company’s common stock at the date of grant and the fair value as of the exercise date resulting in the issuance of the Company’s common stock. During the first three months of fiscal 2023 and 2022 the Company did not issue any SARs.

Stock-based compensation (income) expense in connection with SARs previously granted to employees was approximately $(184,000) and $113,000 in the first quarter of 2023 and the first quarter of 2022, respectively.

As of April 1, 2023, there were 939,398 shares of Company common stock reserved and available for future grant under the 2020 Plan.

The following tables set forth the outstanding SARs for the period specified:

	Three Months Ended		Year Ended
	April 1, 2023		December 31, 2022
	Units	Weighted Average Exercise Price	Units	Weighted Average Exercise Price
Outstanding at beginning of period	146,166	$23.22	180,833	$22.88
Issued	-	-	-	-
Expired	(42,000)	24.90	-	-
Exercised	(33,333)	21.10	(16,667)	21.20
Forfeited	(32,500)	21.97	(18,000)	21.74
Outstanding at end of period	38,333	23.58	146,166	23.22

SARs Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of April 1, 2023	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of April 1, 2023	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$19.44 - $26.30	38,333	0.9	$23.58	38,333	0.9	$23.58

The following tables set forth the outstanding stock awards for the period specified:

	Three Months Ended	Year Ended
	April 1, 2023	December 31, 2022
	Shares	Shares
Outstanding at beginning of period	64,500	27,300
Issued	-	43,300
Forfeited	(33,100)	(6,100)
Outstanding at end of period	31,400	64,500

As of April 1, 2023, outstanding SARs and stock awards had an intrinsic value of $611,672.

Note I – Share Repurchase Program

On May 2, 2018, the Company announced that the Board of Directors of the Company had authorized a new program to repurchase up to 200,000 shares of the Company’s common stock. The Company’s share repurchase program does not obligate it to acquire the Company’s common stock at any specific cost per share. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Below is a summary of the Company’s shares repurchased during the first quarter of 2023.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
Balance as of December 31, 2022	139,716	$24.61	139,716	60,284

January 1, 2023 - April 1, 2023	-	-	-	-

Balance as of April 1, 2023	139,716	$24.61	139,716	60,284

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

Customer volume rebates, product returns, discount and allowance are variable considerations and are recorded as a reduction of revenue in the same period that the related sales are recorded. The Company has reviewed the overall sales transactions for variable consideration and has determined that these costs are not material.

The Company has no future performance obligations and does not capitalize costs to obtain or fulfill contracts.

Note K - Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and in various states and foreign jurisdictions. With limited exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2018 and is no longer subject to non-U.S. income tax examinations by foreign tax authorities for years prior to 2016.

The total amount of unrecognized tax benefits could increase or decrease within the next 12 months for several reasons, including the closure of federal, state, and foreign tax years by expiration of the statute of limitations and the recognition and measurement considerations under FASB ASC Topic 740, “Income Taxes.” There have been no significant changes to the value of unrecognized tax benefits during the three months ended April 1, 2023. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will not increase or decrease significantly over the next twelve months.

Note L – Retirement Benefit Plans

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

Significant disclosures relating to these benefit plans for the first quarter of fiscal years 2023 and 2022 are as follows:

	Pension Benefits
	Three Months Ended
	April 1, 2023	April 2, 2022
Service cost	$216,153	$269,744
Interest cost	990,054	608,189
Expected return on plan assets	(1,049,016)	(1,460,661)
Amortization of prior service cost	—	16,563
Amortization of the net loss	342,865	390,075
Net periodic cost (benefit)	$500,056	$(176,090)

	Other Postretirement Benefits
	Three Months Ended
	April 1, 2023	April 2, 2022
Service cost	6,486	13,323
Interest cost	14,533	10,988
Expected return on plan assets	(4,849)	(4,400)
Gain on significant event	—	—
Amortization of prior service cost	1,060	1,060
Amortization of the net loss	(16,895)	(2,054)
Net periodic benefit	$335	$18,917

The Company’s funding policy with respect to its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations. In fiscal year 2023, the Company expects to contribute approximately $800,000 into its pension plans and approximately $50,000 into its postretirement plan. As of April 1, 2023, the Company has not made any contributions to its pension plans, has contributed $12,000 to its postretirement plan, and expects to make the remaining contributions as required during the remainder of the fiscal year.

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

The Company made contributions to the plan as follows:

	Three Months Ended
	April 1, 2023	April 2, 2022
Regular matching contribution	$252,761	$210,939
Transitional credit contribution	34,320	51,564
Non-discretionary contribution	431,950	343,377
Total contributions for the period	$719,031	$605,880

The non-discretionary contribution of $328,953 made in the three months ended April 1, 2023, was accrued for, and expensed in the prior fiscal year.

Effective January 1, 2023, the non-discretionary contributions are being contributed on a weekly basis.

Note M - Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that could impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued, but are not yet effective, that might have a material impact on the consolidated financial statements of the Company.

Note N - Concentration of Risk

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk for the Company is its accounts receivable due from customers. The Company has established credit limits for customers and monitors their balances to mitigate the risk of loss. As of April 1, 2023, there was one significant concentration of credit risk with a customer, who has receivables representing 15% of our total accounts receivable. One single customer represented 14% of the Company’s net accounts receivable as of December 31, 2022. The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable.

The Company has deposits that exceed amounts up to $250,000 that are insured by the Federal Deposit Insurance Corporation (FDIC), but the Company does not consider this a significant concentration of credit risk based on the strength of the financial institution.

Interest Rate Risk

The Company’s exposure to the risk of changes in market interest rates relates primarily to the Company’s debt, which bears interest at variable rates based on the LIBOR rate plus a margin spread of 1.25% to 2.25%. The Company has an interest rate swap with a notional amount of $39.0 million on April 1, 2023, to convert a portion of borrowings under the Credit Agreement from variable to fixed rates. The valuation of this swap is determined using the one-month LIBOR rate index and mitigates the Company’s exposure to interest rate risk. Additionally, interest rates on the Company’s debt are susceptible to the transition from LIBOR to alternative benchmark rates, such as SOFR. This transition is discussed in greater detail under Note G - Debt hereof and under Note 6 - Debt in Part II, Item 8 of the 2022 Form 10-K.

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

Note O – Subsequent Events

On April 25, 2023, the Board of Directors of The Eastern Company (the “Company”) approved a plan to close the Company’s Associated Tool Makers Ltd. facility located in Farndon, United Kingdom, which specializes in the design and manufacture of molds for the plastic injection molding industry. The plan is intended to address long-standing profitability issues at the Farndon facility. The plan would include approximately 10 job reductions at the Farndon facility.

The Company expects to substantially complete this plan by the end of the third quarter of 2023 and estimates total pre-tax charges associated with this action to be between $3.5 million and $4.5 million, of which $0.4 million to $0.8 million is expected to be cash charges primarily for associate-related and other exit costs, with the remainder representing non-cash charges primarily for accelerated depreciation and other asset-related charges. The Company expects to record the majority of these pre-tax charges and cash outflows in the second quarter of 2023.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in the financial position and results of operations of The Eastern Company (together with its consolidated subsidiaries, the “Company,” “we,” “us” or “our”) for the quarter ended April 1, 2023. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2023 (the “2022 Form 10-K”).

The Company’s fiscal year is a 52-53-week fiscal year ending on the Saturday nearest to December 31. References to 2022 or the 2022 fiscal year mean the 52-week period ended on December 31, 2022, and references to 2023 or the 2023 fiscal year mean the 52-week period ending on December 30, 2023. In a 52-week fiscal year, each quarter has 13 weeks. References to the first quarter of 2022, the first fiscal quarter of 2022 or the three months ended April 2, 2022, mean the period from January 2, 2022 to April 2, 2022. References to the first quarter of 2023, the first fiscal quarter of 2023 or the three months ended April 1, 2023, mean the 13-week period from January 1, 2023 to April 1, 2023.

Safe Harbor for Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q of the Company that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.   Forward-looking statements may be identified by the use of forward-looking terminology such as “would,” “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “plan,” “potential,” “opportunities,” or similar terms or variations of those terms or the negative of those terms. There are many factors that affect the Company’s business and the results of its operations and that may cause the actual results of operations in future periods to differ materially from those currently expected or anticipated. These factors include the impact of the COVID-19 pandemic and resulting economic effects, including supply chain disruptions, cost inflation, rising interest rates, delays in delivery of our products to our customers, impact on demand for our products, reductions in production levels, increased costs, including costs of raw materials, the impact on global economic conditions, the availability, terms and cost of financing, including borrowings under credit arrangements or agreements, the potential impact of bank failures on our ability to access financing or capital markets, and the impact of market conditions on pension plan funded status. Other factors include, but are not limited to: restrictions on operating flexibility imposed by the agreement governing our credit facility; the effect on interest rates of the replacement of the London Interbank Offered Rate (LIBOR) with a Secured Overnight Financing Rate (SOFR); risks associated with doing business overseas, including fluctuations in exchange rates and the inability to repatriate foreign cash, the impact on cost structure and on economic conditions as a result of actual and threatened increases in trade tariffs and the impact of political, economic and social instability;  the inability to achieve the savings expected from global sourcing of materials; the impact of higher raw material and component costs, including the impact of supply chain shortages and inflation, particularly steel, plastics, scrap iron, zinc, copper and electronic components; lower-cost competition; our ability to design, introduce and sell new or updated products and related components; market acceptance of our products;  the inability to attain expected benefits from acquisitions or the inability to effectively integrate such acquisitions and achieve expected synergies; domestic and international economic conditions, including the impact, length and degree of economic downturns on the customers and markets we serve and more specifically conditions in the automotive, construction, aerospace, energy, oil and gas, transportation, electronic, and general industrial markets; costs and liabilities associated with environmental compliance; the impact of climate change or terrorist threats and the possible responses by the U.S. and foreign governments; failure to protect our intellectual property; cyberattacks; materially adverse or unanticipated legal judgments, fines, penalties or settlements; and other risks identified and discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the 2022 Form 10-K and that may be identified from time to time in our quarterly reports on Form 10-Q, current reports on Form 8-K and other filings we make with the SEC. Although the Company believes it has an appropriate business strategy and the resources necessary for its operations, future revenue and margin trends cannot be reliably predicted and the Company may alter its business strategies to address changing conditions. Also, the Company makes estimates and assumptions that may materially affect reported amounts and disclosures. These relate to valuation allowances for accounts receivable and excess and obsolete inventories, accruals for pensions and other postretirement benefits (including forecasted future cost increases and returns on plan assets), provisions for depreciation (estimating useful lives), uncertain tax positions, and, on occasion, accruals for contingent losses. The Company undertakes no obligation to update, alter, or otherwise revise any forward-looking statements, whether written or oral, that may be made from time to time, whether as a result of new information, future events, or otherwise, except as required by law.

Overview

General Overview

The following analysis excludes discontinued operations.

Net sales in the first quarter of 2023 increased 5% to $72.5 million from $69.0 million in the corresponding period in 2022. Sales increased in the first quarter of 2023 primarily due to increased demand for truck accessories and automotive returnable transport packaging products as well as increased demand from distributors. Our returnable transport packaging sales benefited from the increase in new automotive product launches, including several electric vehicle launches. Our backlog as of April 1, 2023 was down 16% to $72.0 million from $85.8 million as of April 2, 2022 as we optimize our supply chain to reduce past due orders and transition from old to new programs with our commercial vehicle and automotive customers and increased shipments to customers.

Net sales of existing products increased 3% in the first quarter of 2023 compared to the corresponding period in 2022. Price increases and new products increased net sales by 2% in the first quarter of 2023 compared to the corresponding period in 2022. New products included various truck mirror assemblies, rotary latches, electronic latches and locks, D-rings, and mirror cams. Price increases primarily reflect our efforts to recover an increase in raw material and freight costs.

Cost of products sold increased $2.6 million, or 5%, in the first quarter of 2023 compared to the corresponding period in 2022. The increase is primarily due to higher sales volume. Additionally, the Company paid tariff costs on China-sourced products of approximately $0.6 million in the first quarter of 2023, compared to $0.6 million in the first quarter of fiscal 2022. Most tariffs on China-sourced products have been recovered through price increases.

Gross margin as a percentage of sales was 21% in the first quarter of fiscal 2023 compared to 21% in the first quarter of fiscal 2022.

Product development expense increased $0.2 million, or 17% in the first quarter of 2023 when compared to the corresponding period in 2022 as we continue to invest in new products at Eberhard and Velvac. As a percentage of net sales, product development costs were 1.9% for the first quarter of 2023 and 1.7% for the corresponding period in 2022.

Selling and administrative expense increased $2.1 million, or 21%, in the first quarter of 2023 when compared to the corresponding period in 2022 primarily due to severance and other accrued compensation expenses of $1.8 million related to the elimination of the Chief Operating Officer position and the departure of our previous Chief Executive Officer and other selling costs and payroll-related expenses. The increase in selling expenses reflects both the increase in sales as well as our investments in sales capabilities.

Interest expense increased $0.3 million in the first quarter of 2023 compared to the corresponding period in 2022.

Other income was down $1.1 million in the first quarter of 2023 compared to the corresponding period in 2022. The decrease in other income of $1.1 million in the first quarter was primarily driven by an unfavorable final working capital adjustment of $0.4 million related to the sale of the Greenwald business and pension cost of $0.3 million in the first quarter of 2023, while in the first quarter of 2022 the Company had a favorable pension cost adjustment of $0.4 million, partially offset by a loss on the sale of the Wheeling, IL building of $0.2 million.

Net income from continuing operations for the first quarter of fiscal 2023 was $0.6 million, or $0.10 per diluted share, compared to net income from continuing operations of $2.7 million, or $0.43 per diluted share, for the comparable period in 2022.

A more detailed analysis of the Company’s results of operations and financial condition follows:

Results of Operations

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of operations as a percentage of net sales:

	Three Months Ended
	April 1, 2023	April 2, 2022

Net sales	100.0%	100.0%
Cost of products sold	78.6%	78.9%
Gross margin	21.4%	21.1%
Product development expense	1.9%	1.7%
Selling and administrative expense	16.5%	14.3%
Operating Profit	3.0%	5.1%

The following table shows the change in sales and operating profit for the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022 (dollars in thousands):

Three Months
Ended
April 1, 2023

Net Sales	$3,481

Volume	3.3%
Price	0.8%
New products	0.9%
5.0%

Operating Profit	$(1,355)

Liquidity and Sources of Capital

The Company generated approximately $6.9 million of cash from continuing operations during the first three months of fiscal 2023 compared to consuming approximately $3.6 million during the first three months of fiscal 2022. Cash flow from operations in the first three months of 2023 was higher when compared to the corresponding period last year primarily due to a decrease in inventory. Cash flow from operations coupled with cash at the beginning of the 2023 fiscal year were sufficient to fund capital expenditures, debt service, and dividend payments for the first three months of 2023. See Note G - Debt for further discussion on the Company’s debt facilities.

Additions to property, plant and equipment for continuing operations were approximately $1.2 million for the first three months of 2023 and $0.6 million for the first three months of 2022. As of April 1, 2023, there was approximately $1.2 million of outstanding commitments for capital expenditures.

The following table shows key financial ratios at the end of each specified period:

	First Quarter 2023	First Quarter 2022	Fiscal Year 2022
Current ratio	2.7	2.7	2.7
Average days’ sales in accounts receivable	57	63	56
Inventory turnover	4.0	3.2	3.4
Total debt to shareholders’ equity	46.6%	63.2%	50.7%

The following table shows important liquidity measures as of the balance sheet date for each specified period (in millions):

	First	First	Fiscal
	Quarter	Quarter	Year
	2023	2022	2022
Cash and cash equivalents
- Held in the United States	$9.7	$2.3	$7.4
- Held by a foreign subsidiary	3.4	2.9	2.8
	13.1	5.2	10.2

Working capital	76.7	83.2	78.3
Net cash provided by (used in) operating activities	6.9	(3.6)	7.4
Change in working capital impact on net cash Provided by (used in) operating activities	3.6	(8.8)	(5.2)
Net cash provided by investing activities	1.1	1.0	5.1
Net cash (used in) provided by financing activities	(5.1)	1.6	(11.8)

Inventories of $57.7 million as of April 1, 2023, represent a decrease of 10.8% as compared to $64.6 million at the end of fiscal year 2022 and a decrease of 14.9% as compared to $67.8 million at the end of the first quarter of fiscal 2022. Accounts receivable, less allowances, were $44.5 million as of April 1, 2023, as compared to $42.9 million at 2022 fiscal year end and $47.0 million at the end of the first quarter of fiscal 2022.

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

As of the end of the fiscal quarter ended April 1, 2023, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. For a full description of our critical accounting policies, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the 2022 Form 10-K. While there have been no material changes to our critical accounting estimates, we continue to monitor the methodologies and assumptions underlying such critical accounting estimates.

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

Adjusted Net Income from Continuing Operations is defined as net income from continuing operations excluding, when incurred, gains or losses that we do not believe reflect our ongoing operations, including, for example, the impacts of impairment losses, gains/losses on the sale of subsidiaries, property and facilities, transaction expenses primarily relating to acquisitions and divestitures, factory start-up costs, factory relocation expenses, executive severance, and restructuring costs.  Adjusted Net Income from Continuing Operations is a tool that can assist management and investors in comparing our performance on a consistent basis across periods by removing the impact of certain items that management believes do not directly reflect our underlying operating performance.

Adjusted Earnings Per Share from Continuing Operations is defined as earnings per share from continuing operations excluding, when incurred, certain per share gains or losses that we do not believe reflect our ongoing operations, including, for example, the impacts of impairment losses, gains/losses on the sale of subsidiaries, property and facilities, transaction expenses primarily relating to acquisitions and divestitures, factory start-up costs, factory relocation expenses, executive severance, and restructuring costs.  We believe that Adjusted Earnings Per Diluted Share from Continuing Operations provides important comparability of underlying operational results, allowing investors and management to access operating performance on a consistent basis from period to period.

Adjusted EBITDA from Continuing Operations is defined as net income from continuing operations before interest expense, provision for income taxes, and depreciation and amortization and excluding, when incurred, the impacts of certain losses or gains that we do not believe reflect our ongoing operations, including, for example, impairment losses, gains/losses on sale of subsidiaries, property and facilities, transaction expenses primarily relating to acquisitions and divestitures, factory start-up costs, factory relocation expenses, executive severance, and restructuring expenses.  Adjusted EBITDA from Continuing Operations is a tool that can assist management and investors in comparing our performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our underlying operations.

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

Reconciliation of Non-GAAP Measures

Adjusted Net Income and Adjusted Earnings per Share from Continuing Operations Calculation

For the Three Months ended April 1, 2023 and April 2, 2022

($000's)

	Three Months Ended
	April 1, 2023		April 2, 2022
Net income from continuing operations as reported per generally accepted accounting principles (GAAP)	$607		$2,686

Earnings per share from continuing operations as reported under generally accepted accounting principles (GAAP):

Basic	$0.10		$0.43
Diluted	$0.10		$0.43

Adjustments:
Loss on sale of Wheeling, IL building, net of tax	-		202	A
Severance and accrued compensation, net of tax	1,349	B	-
Greenwald final sale adjustment, net of tax	293	C	-
Total adjustments (non-GAAP)	$1,642		$202

Adjusted net income from continuing operations	$2,249		$2,888

Adjusted earnings per share from continuing operations (non-GAAP):

Basic	$0.36		$0.46
Diluted	$0.36		$0.46

A) Loss on sale of ILC building in Wheeling, IL

B) Severance expenses associated with accrued compensation and severance related to the elimination of the Chief Operating Officer position and the departure of the Chief Executive Officer

C) Final settlement of working capital adjustment associated with Greenwald sale

Reconciliation of Non-GAAP Measures

Adjusted EBITDA from Continuing Operations Calculation

For the Three Months ended April 1, 2023 and April 2, 2022

($000's)

	Three Months Ended
	April 1, 2023		April 2, 2022

Net income from continuing operations as reported per generally accepted accounting principles (GAAP)	$607		$2,686

Interest expense	726		434
Provision for income taxes	195		881
Depreciation and amortization	1,815		1,830
Loss on sale of Wheeling, IL building	-		269	A
Severance and accrued compensation	1,799	B	-
Greenwald final sale adjustment	390	C	-
Adjusted EBITDA from continuing operations	$5,532		$6,100

A) Loss on sale of ILC building in Wheeling, IL

B) Severance expenses associated accrued compensation and severance related to the elimination of the Chief Operating Officer position and the departure  of the Chief Executive Officer

C) Final settlement of working capital adjustment associated with Greenwald sale

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of the Company’s status as a smaller reporting company pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is not required to provide information under this Item 3.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of April 1, 2023, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 240.15d-15(e)) pursuant to Exchange Act Rule 13a-15. As defined in Exchange Act Rules 240.13a-15(e) and 240.15d-15(e), “the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure”.

The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO have concluded that these controls and procedures are effective at the “reasonable assurance” level as of April 1, 2023.

Changes in Internal Control Over Financial Reporting:

During the period covered by this Quarterly Report on Form 10-Q, there were no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company is a party to various legal proceedings from time to time related to its normal business operations. As of the end of the quarter ended April 1, 2023, the Company does not have any material pending legal proceedings, other than as set forth in Part I, Item 3 of the 2022 Form 10-K, or any material legal proceedings known to be contemplated by governmental authorities.

ITEM 1A – RISK FACTORS

The Company’s business is subject to several risks, some of which are beyond its control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the Company’s shareholders should carefully consider the risk factors discussed in Part I, Item 1A “Risk Factors” of the 2022 Form 10-K. These risk factors could have a material adverse effect on the Company’s business, results of operations, financial condition and/or liquidity and could cause our operating results to vary significantly from period to period. As of April 1, 2023, there have been no material changes to the risk factors disclosed in the 2022 Form 10-K. The Company may disclose changes to such risk factors or disclose additional risk factors from time to time in its future filings with the SEC. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition, or operating results.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 2, 2018, the Company announced that the Board had authorized a new program to repurchase up to 200,000 shares of the Company’s common stock. The Company’s share repurchase program does not obligate it to acquire the Company’s common stock at any specific cost per share. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. During the first fiscal quarter of 2023, the Company had no share repurchases.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

3.1)	Restated Certificate of Incorporation of the Company, as amended (conformed copy) (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2020).

3.2)	Amended and Restated By-Laws of the Company, as amended through March 11, 2022 (incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed on March 11, 2022).

10.1)	Employment Agreement, dated as of January 9, 2023, between the Company and Mark Anthony Hernandez (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 13, 2023.

10.2)	Offer Letter, dated February 1, 2023, between the Company and Nicholas Vlahos (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on February 6, 2023).

10.3)	Severance Agreement, dated as of February 1, 2023, between the Company and Nicholas Vlahos (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on February 6, 2023).

31)	Certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32)	Certifications pursuant to Rule 13a-14(b) and 18 USC 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101)	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended April 1, 2023 and April 2, 2022; (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three ended April 1, 2023, and April 2, 2022; (iii) Condensed Consolidated Balance Sheets (Unaudited) as of April 1, 2023 and December 31, 2022; (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended April 1, 2023 and April 2, 2022; and (iv) Notes to the Condensed Consolidated Financial Statements (Unaudited).**

104)	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101). **

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE EASTERN COMPANY
(Registrant)

DATE: May 9, 2023	/s/Mark Hernandez
Mark Hernandez President and Chief Executive Officer

DATE: May 9, 2023	/s/Nicholas Vlahos
Nicholas Vlahos Vice President and Chief Financial Officer

