Form 10-Q
period 2023-07-01
EASTERN CO
filed 2023-08-08
CIK 31107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended July 1, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________________ to _______________

Commission File Number 001-35383

THE EASTERN COMPANY
(Exact name of registrant as specified in its charter)

Connecticut	06-0330020
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3 Enterprise Drive, Suite 408, Shelton, Connecticut	06484
(Address of principal executive offices)	(Zip Code)

(203)-729-2255
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, No Par Value	EML	NASDAQ Global Market

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

As of July 1, 2023, 6,238,316 shares of the registrant’s common stock, no par value per share, were issued and outstanding.

The Eastern Company

Form 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 1, 2023

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales	$68,337,790	$69,540,054	$140,833,158	$138,554,702
Cost of products sold	(53,189,948)	(53,552,232)	(110,187,615)	(107,991,200)
Gross margin	15,147,842	15,987,822	30,645,543	30,563,502

Product development expense	(1,431,110)	(959,364)	(2,832,309)	(2,156,372)
Selling general and administrative expenses	(11,289,037)	(10,141,815)	(23,226,674)	(20,007,429)
Operating profit	2,427,695	4,886,643	4,586,560	8,399,701

Interest expense	(781,104)	(503,787)	(1,507,110)	(938,121)
Other income (expense)	252,180	511,810	(378,520)	1,000,330
Income from continuing operations before income taxes	1,898,771	4,894,666	2,700,930	8,461,910

Income tax expense	(499,564)	(1,193,877)	(694,409)	(2,075,002)
Net income from continuing operations	1,399,207	3,700,789	2,006,521	6,386,908

Discontinued Operations (see note B)
Gain from operations of discontinued operations	-	459,563	-	930,749
Income tax expense	-	(123,737)	-	(250,604)
Gain from discontinued operations	-	335,826	-	680,145

Net income	$1,399,207	$4,036,615	$2,006,521	$7,067,053

Earnings per share from continuing operations:
Basic	$0.22	$0.59	$0.32	$1.02

Diluted	$0.22	$0.59	$0.32	$1.02

Earnings per share from discontinued operations:
Basic	$-	$0.06	$-	$0.11

Diluted	$-	$0.06	$-	$0.11

Total earnings per share:
Basic	$0.22	$0.65	$0.32	$1.13

Diluted	$0.22	$0.65	$0.32	$1.13

Cash dividends per share:	$0.11	$0.11	$0.22	$0.22

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net income	$1,399,207	$4,036,615	$2,006,521	$7,067,053
Other comprehensive (loss) income:

Change in foreign currency translation	(431,042)	(1,173,177)	(94,457)	(970,896)

Change in fair value of interest rate swap, net of tax (benefit) cost of:
2023 - $(274,957) and $(362,648) respectively; 2022 - $93,659 and $427,294 respectively	(1,172,067)	296,588	(1,449,754)	1,353,099

Change in pension and postretirement benefit costs, net of taxes of:
2023 - $74,359 and $148,719 respectively; 2022 - $92,235 and $184,470 respectively	252,670	313,409	505,338	626,817
Total other comprehensive (loss) income	(1,350,439)	(563,180)	(1,038,873)	1,009,020
Comprehensive income	$48,768	$3,473,435	$967,648	$8,076,073

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 1, 2023	December 31, 2022
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$13,204,674	$10,187,522
Accounts receivable, less allowances: 2023 - $601,516; 2022 - $677,000	41,983,715	42,886,250
Inventories	57,536,157	64,636,591
Current portion of notes receivable	168,160	1,006,421
Prepaid expenses and other assets	6,172,162	6,598,774
Total Current Assets	119,064,868	125,315,558

Property, Plant and Equipment	57,338,192	56,112,889
Accumulated depreciation	(31,228,575)	(30,000,797)
Property, Plant and Equipment, Net	26,109,617	26,112,092

Goodwill	70,810,947	70,777,459
Trademarks	5,514,956	5,514,886
Patents and other intangibles net of accumulated amortization	17,058,089	18,819,897
Long term notes receivable, less current portion	876,427	2,276,631
Deferred Income Taxes	488,989	488,989
Right of Use Assets	16,621,564	12,217,521
Total Other Assets	111,370,972	110,095,383

TOTAL ASSETS	$256,545,457	$261,523,033

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 1, 2023	December 31, 2022
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$27,010,990	$27,638,317
Accrued compensation	3,758,455	3,327,832
Other accrued expenses	3,683,882	3,944,964
Current portion of operating lease liability	3,583,505	3,059,547
Current portion of finance lease liability	152,253	-
Current portion of long-term debt	3,011,829	9,010,793
Total Current Liabilities	41,200,914	46,981,453

Other long-term liabilities	754,763	754,762
Operating lease liability, less current portion	13,038,059	9,195,205
Finance lease liability, less current portion	836,445	-
Long-term debt, less current portion	51,379,405	55,136,231
Accrued postretirement benefits	664,710	666,222
Accrued pension cost	22,448,575	22,174,465
Total Liabilities	130,322,871	134,908,338

Shareholders’ Equity
Voting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Nonvoting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Common Stock, no par value, Authorized: 50,000,000 shares	33,596,350	33,586,165
Issued: 9,072,761 shares at 2023 and 9,056,421 shares at 2022
Outstanding: 6,238,316 shares at 2023 and 6,221,976 shares at 2022
Treasury Stock: 2,834,445 shares at 2023 and 2,834,445 shares at 2022	(22,544,685)	(22,544,684)
Retained earnings	139,622,432	138,985,852
Accumulated other comprehensive loss:
Foreign currency translation	(1,235,435)	(1,140,978)
Unrealized gain on interest rate swap, net of tax	-	1,449,754
Unrecognized net pension and postretirement benefit costs, net of tax	(23,216,076)	(23,721,414)
Accumulated other comprehensive loss	(24,451,511)	(23,412,638)
Total Shareholders’ Equity	126,222,586	126,614,695
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$256,545,457	$261,523,033

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	July 1, 2023	July 2, 2022
Operating Activities
Net income	$2,006,521	$7,067,053
Less: gain from discontinued operations	-	680,145
Income from continuing operations	$2,006,521	$6,386,908
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,621,126	3,632,317
Unrecognized pension and postretirement benefits	656,655	81,210
Loss on sale of equipment and other assets	318,775	276,250
Provision for doubtful accounts	(16,731)	39,437
Stock compensation expense	10,185	414,619
Changes in operating assets and liabilities:
Accounts receivable	918,871	(3,302,349)
Inventories	7,711,536	(5,237,113)
Prepaid expenses and other	562,548	(1,228,182)
Other assets	163,077	58,576
Accounts payable	(953,660)	(100,497)
Accrued compensation	(165,590)	(1,711,069)
Other accrued expenses	(1,274,858)	(1,812,968)
Net cash provided by (used in) operating activities	13,558,455	(2,502,862)

Investing Activities
Business Acquisition	(547,638)	-
Payments received from notes receivable	2,309,236	428,832
Proceeds from sale of equipment	-	1,371,073
Purchases of property, plant and equipment	(1,978,784)	(1,140,728)
Net cash (used in) provided by investing activities	(217,186)	659,177

Financing Activities
Principal payments on long-term debt	(69,248,743)	(3,767,866)
Principal payments on short-term borrowing (revolver)	(252,025)	-
Proceeds from short term borrowings (revolver)	-	10,000,000
Proceeds from new long-term debt financing	60,000,000	-
Financing leases, net	674,558	(126,547)
Purchase common stock for treasury	-	(1,423,378)
Dividends paid	(1,369,941)	(1,372,101)
Net cash (used in) provided by financing activities	(10,196,151)	3,310,108

Discontinued Operations
Cash used in operating activities	-	(717,668)
Cash used in discontinued operations	-	(717,668)

Effect of exchange rate changes on cash	(127,966)	(160,653)
Net change in cash and cash equivalents	3,017,152	588,103

Cash and cash equivalents at beginning of period	10,187,522	6,602,429
Cash and cash equivalents at end of period ¹	$13,204,674	$7,190,532

Supplemental disclosure of cash flow information:
Interest	$1,364,527	$1,012,157
Income taxes	315,120	1,647,375

Non-cash investing and financing activities
Right of use asset	4,404,043	1,694,711
Lease liability	(5,355,510)	(1,595,081)

¹ includes cash from assets held for sale of $0.1 million as of July 2, 2022

See accompanying notes

THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

July 1, 2023

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

The Company’s fiscal year is a 52-53-week fiscal year ending on the Saturday nearest to December 31. References to 2022 or the 2022 fiscal year mean the 52-week period ended on December 31, 2022, and references to 2023 or the 2023 fiscal year mean the 52-week period ending on December 30, 2023. In a 52-week fiscal year, each quarter has 13 weeks. References to the second quarter of 2022, the second fiscal quarter of 2022 or the three months ended July 2, 2022, mean the period from April 3, 2022 to July 2, 2022. References to the second quarter of 2023, the second fiscal quarter of 2023 or the three months ended July 1, 2023, mean the 13-week period from April 2, 2023 to July 1, 2023. References to the first six months of 2022 or the six months ended July 2, 2022 mean the period from January 2, 2022 to July 2, 2022. References to the first six months of 2023 or the six months ended July 1, 2023 mean the period from January 1, 2023 to July 1, 2023.

Certain amounts in the 2022 financial statements have been reclassified to conform with the 2023 presentation with no impact or change to previously reported net income or shareholders’ equity.

Note B – Discontinued Operations

In the second quarter of 2021, the Company determined that the companies included in our former Diversified Products segment no longer fit with our long-term strategy and the Company initiated the process of selling the companies within the Diversified Products segment, which process was completed with the sale of the Company’s Argo EMS business (“Argo”) on October 19, 2022. Argo supplied printed circuit boards and other electronic assemblies to original equipment manufacturers in various industries, including measurement systems, semiconductor equipment manufacturing, and industrial control, medical, and military products. We believe that the sale of the Diversified Products segment has allowed management to focus on our core capabilities and offerings.

The former Diversified Products segment met the criteria to be held for sale and furthermore, we determined that the assets held for sale qualify for discontinued operations. As such, the financial results of the Diversified Products segment are reflected in our unaudited condensed consolidated statement of operations as discontinued operations for the prior period presented. The results of the former Diversified Products segment are not reflected in the unaudited condensed consolidated statements of income for the three and six months ended July 1, 2023 because dispositions of the businesses that comprised that segment were completed prior to the start of the period.

Summarized Financial Information of Discontinued Operations

The following table represents income from discontinued operations, net of tax:

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$-	$2,473,201	$-	$4,840,427
Cost of products sold	-	(1,683,295)	-	(3,287,057)
Gross margin	-	789,906	-	1,553,370

Selling, general and administrative expenses	-	(289,497)	-	(546,557)
Operating income (loss)	-	500,409	-	1,006,813

Interest expense	-	(40,846)	-	(76,064)
Gain (Loss) from discontinued operations before income taxes	-	459,563	-	930,749

Income tax (expense) benefit	-	(123,737)	-	(250,604)
Income (loss) from discontinued operations, net of tax	$-	$335,826	$-	$680,145

Note C – Earnings Per Share

The denominators used to calculate earnings per share are as follows:

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Basic:
Weighted average shares outstanding	6,232,717	6,222,818	6,227,873	6,235,231

Diluted:
Weighted average shares outstanding	6,232,717	6,222,818	6,227,873	6,235,231
Dilutive stock appreciation rights	32,462	14,102	32,462	14,102
Denominator for diluted earnings per share	6,265,179	6,236,920	6,260,335	6,249,333

Note D – Inventories

Inventories from continuing operations consist of the following components:

	July 1, 2023	December 31, 2022

Raw material and component parts	$23,076,826	$25,924,696
Work in process	8,298,926	9,323,082
Finished goods	26,160,405	29,388,813
Total inventories	$57,536,157	$64,636,591

Note E - Goodwill

The aggregate carrying amount of goodwill from continuing operations is approximately $70.8 million as of July 1, 2023 and includes the write-off of approximately $0.5 million of goodwill associated with the closure of Associated Toolmakers Ltd. In the second quarter of 2023. Additionally, the Company recorded approximately $0.5 million of goodwill associated with the acquisition of Sureflex, Inc. in the second quarter of 2023. See Note O – Business Acquisitions for further details. No impairment was recognized in the second quarter of 2023.

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

Currently, the Company has twenty-one operating leases with a lease liability of $16.6 million and four finance leases with a lease liability of $1.0 million as of July 1, 2023. The terms and conditions of the leases are determined by the individual agreements. The leases do not contain residual value guarantees, restrictions, or covenants that could cause the Company to incur additional financial obligations. There are no related party lease transactions. There are no leases that have not yet commenced that could create significant rights and obligations for the Company.

Approximate total minimum lease payments for each of the next five fiscal years is estimated to be as follows: remainder of 2023 - $2.0 million; 2024 - $3.6 million; 2025 - $2.3 million; 2026 - $1.8 million; 2027 - $1.5 million; and $6.4 million thereafter. The weighted average remaining lease term is 7.4 years. The implicit interest rate used was 5.0% to 8.25%.

Note G - Debt

On June 16, 2023, the Company entered into a credit agreement with TD Bank, N.A., Wells Fargo Bank, Bank of America, and M&T Bank as lenders (the “Credit Agreement”), that included a $60 million term portion and a $30 million revolving commitment portion. The proceeds of the term loan were used to repay the Company’s remaining outstanding term loan and to terminate its existing credit facility with Santander Bank, N.A. (approximately $59 million). The term loan portion of the credit facility requires quarterly principal payments of (i) $750,000 beginning on September 30, 2023 through June 30, 2025, (ii) $1,125,000 beginning on September 30, 2025 through June 30, 2027, and (iii) $1,500,000 beginning on September 30, 2027 through March 31, 2028, with the balance of the term loan payable on the maturity date of June 16, 2028. Amounts outstanding under the revolving portion of the credit facility are generally due and payable on the expiration date of the Credit Agreement (June 16, 2028). The Company can elect to prepay some or all the outstanding balance from time to time without penalty. A commitment fee is payable on the unused portion of the revolving credit facility based on the Company’s consolidated ratio of net debt to adjusted EBITDA from time to time. Currently, the commitment fee is 0.30%. As of July 1, 2023, the Company has not borrowed any funds on the revolving commitment portion of the credit facility.

The term loan bears interest at a variable rate based on the SOFR rate plus an applicable margin of 1.875% to 2.625%, depending on the Company’s senior net leverage ratio. Borrowings under the revolving portion bear interest at a variable rate based on, at the Company’s election, a base rate plus an applicable margin of 0.875% to 1.625% or the SOFR rate plus an applicable margin of 1.875% to 2.625%, with such margins determined based on the Company’s senior net leverage ratio. The Company’s obligations under the Credit Agreement are secured by a lien on certain of the Company’s and its subsidiaries’ assets pursuant to a Pledge and Security Agreement, dated as of June 16, 2023, with TD Bank N.A., as administrative agent.

The Company’s loan covenants under the Credit Agreement require the Company to maintain a senior net leverage ratio not to exceed 3.5 to 1. In addition, the Company is required to maintain a fixed charge coverage ratio to be not less than 1.25 to 1. The Company was in compliance with all its covenants under the Credit Agreement on July 1, 2023, and through the date of filing this Form 10-Q.

Note H - Stock Options and Awards

On February 19, 2020, the Board of Directors of the Company (the “Board”) adopted the Eastern Company 2020 Stock Incentive Plan (the “2020 Plan”), which replaced The Eastern Company 2010 Executive Stock Incentive Plan after its expiration in February 2020. On April 29, 2020, at the Company’s 2020 Annual Meeting of Shareholders, the shareholders of the Company approved and adopted the 2020 Plan. The Company has no other existing plan pursuant to which equity awards may be granted.

Incentive stock options granted under the 2020 Plan must have exercise prices that are not less than 100% of the fair market value of the Company’s common stock on the dates the stock options are granted. Restricted stock awards may also be granted to participants under the 2020 Plan with restrictions determined by the Compensation Committee of the Board. Under the 2020 Plan, non-qualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Board. During the first six months of fiscal 2023 and 2022, the Company granted 64,500 and 43,300 stock awards, respectively, that were subject to the meeting of performance measurements or time based. For the first six months of fiscal years 2023 and 2022, the Company used fair market value to determine the associated expense with stock awards.

The 2020 Plan also permits the issuance of Stock Appreciation Rights (“SARs”). The SARs are in the form of an option with a cashless exercise price equal to the difference between the fair value of the Company’s common stock at the date of grant and the fair value as of the exercise date resulting in the issuance of the Company’s common stock. During the first six months of fiscal 2023 and 2022 the Company did not issue any SARs.

Stock-based compensation (income) expense, including forfeitures, in connection with SARs and stock awards previously granted to employees was approximately $21,000 and $136,000 in the second quarter of 2023 and the second quarter of 2022, respectively, and was approximately $(163,000) and $250,000 in the first six months of fiscal years 2023 and 2022, respectively.

As of July 1, 2023, there were 898,105 shares of Company common stock reserved and available for future grant under the 2020 Plan.

The following tables set forth the outstanding SARs for the period specified:

	Six Months Ended		Year Ended
	July 1, 2023		December 31, 2022
	Units	Weighted Average Exercise Price	Units	Weighted Average Exercise Price
Outstanding at beginning of period	146,166	$23.22	180,833	$22.88
Expired	(50,833)	24.24	-	-
Exercised	(33,333)	21.10	(16,667)	21.20
Forfeited	(49,000)	22.80	(18,000)	21.74
Outstanding at end of period	13,000	24.19	146,166	23.22

SARs Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of July 1, 2023	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of July 1, 2023	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$19.44 - $26.30	13,000	1.0	$24.19	13,000	1.0	$24.19

The following tables set forth the outstanding stock awards for the period specified:

	Six Months Ended	Year Ended
	July 1, 2023	December 31, 2022
	Shares	Shares
Outstanding at beginning of period	64,500	27,300
Issued	64,500	43,300
Exercised	(10,600)	-
Forfeited	(33,100)	(6,100)
Outstanding at end of period	85,300	64,500

As of July 1, 2023, outstanding SARs and stock awards had an intrinsic value of $1,543,077.

Note I – Share Repurchase Program

On May 2, 2018, the Company announced that the Board of Directors of the Company had authorized a new program to repurchase up to 200,000 shares of the Company’s common stock. The Company’s share repurchase program does not obligate it to acquire the Company’s common stock at any specific cost per share. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Below is a summary of the Company’s shares repurchased during the second quarter of 2023.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
Balance as of April 1, 2023	139,716	$24.61	139,716	60,284

April 2, 2023 – July 1, 2023	-	-	-	-

Balance as of July 1, 2023	139,716	$24.61	139,716	60,284

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

The total amount of unrecognized tax benefits could increase or decrease within the next 12 months for several reasons, including the closure of federal, state, and foreign tax years by expiration of the statute of limitations and the recognition and measurement considerations under FASB ASC Topic 740, “Income Taxes.”  There have been no significant changes to the value of unrecognized tax benefits during the six months ended July 1, 2023. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will not increase or decrease significantly over the next twelve months.

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

Significant disclosures relating to these benefit plans for the first three months and first six months 2023 and 2022 are as follows:

	Pension Benefits
	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Service cost	$216,153	$269,743	$432,306	$539,487
Interest cost	990,053	608,191	1,980,107	1,216,380
Expected return on plan assets	(1,049,014)	(1,460,661)	(2,098,030)	(2,921,322)
Amortization of prior service cost	-	16,563	-	33,126
Amortization of the net loss	342,865	390,075	685,730	780,150
Net periodic benefit cost (benefit)	$500,057	$(176,089)	$1,000,113	$(352,179)

	Other Postretirement Benefits
	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Service cost	$6,486	$13,323	$12,972	$26,646
Interest cost	14,533	10,988	29,066	21,976
Expected return on plan assets	(4,849)	(4,400)	(9,698)	(8,800)
Amortization of prior service cost	1,060	1,060	2,120	2,120
Amortization of the net loss	(16,895)	(2,054)	(33,790)	(4,108)
Net periodic benefit cost	$335	$18,917	$670	$37,834

The Company’s funding policy with respect to its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations. In fiscal year 2023, the Company expects to contribute approximately $800,000 into its pension plans and approximately $50,000 into its postretirement plan. As of July 1, 2023, the Company has contributed $164,000 to its pension plans, has contributed $28,000 to its postretirement plan, and expects to make the remaining contributions as required during the remainder of the fiscal year.

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

The Company made contributions to the plan as follows:

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Regular matching contribution	$253,665	$161,714	$506,426	$372,654
Transitional credit contribution	26,344	28,179	60,663	79,742
Non-discretionary contribution	89,163	16,769	521,112	360,146
Total contributions for the period	$369,172	$206,662	$1,088,201	$812,542

The non-discretionary contribution of $328,953 made in the six months ended July 1, 2023, was accrued for, and expensed in the prior fiscal year.

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

Note N - Concentration of Risk

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk for the Company is its accounts receivable due from customers. The Company has established credit limits for customers and monitors their balances to mitigate the risk of loss. As of July 1, 2023, there were two significant concentrations of credit risk with two customers, who had receivables representing 12% and 13% of our net accounts receivable. One single customer represented 14% of the Company’s net accounts receivable as of December 31, 2022. The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable.

The Company has deposits that exceed amounts up to $250,000 that are insured by the Federal Deposit Insurance Corporation (FDIC), but the Company does not consider this a significant concentration of credit risk based on the strength of the financial institution.

Interest Rate Risk

The Company’s exposure to the risk of changes in market interest rates relates primarily to the Company’s debt, which bears interest at variable rates based on the SOFR rate plus an applicable margin of 1.875% to 2.625%, depending on the Company’s senior net leverage ratio.

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

Note O – Business Acquisition

On June 29, 2023 the Company acquired certain assets, including accounts receivable, inventories, furniture, fixtures and equipment, intellectual property rights, rights existing under all sales and purchase agreements, and assumed certain liabilities of Sureflex, Inc. (“Sureflex”). These assets are held in our Velvac, Inc. (“Velvac”) subsidiary. We expect that Sureflex, which manufactures tractor-trailer electrical connection cable assemblies, will enable the Company to manufacture electrical products and become more competitive with respect to cost and quality.

The acquisition of Sureflex was accounted for under Business Combinations (Topic 805). The acquired business is included in the consolidated operating results of the Company from the effective date of the acquisition. The excess of the cost of Sureflex over the fair market value of the net assets acquired of $0.5 million has been recorded as goodwill.

Neither the actual results nor the pro forma effects of the Sureflex acquisition are material to the Company’s financial statements.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in the financial position and results of operations of The Eastern Company (together with its consolidated subsidiaries, the “Company,” “we,” “us” or “our”) for the three and six months ended July 1, 2023. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2023 (the “2022 Form 10-K”).

The Company’s fiscal year is a 52-53-week fiscal year ending on the Saturday nearest to December 31. References to 2022 or the 2022 fiscal year mean the 52-week period ended on December 31, 2022, and references to 2023 or the 2023 fiscal year mean the 52-week period ending on December 30, 2023. In a 52-week fiscal year, each quarter has 13 weeks. References to the second quarter of 2022, the second fiscal quarter of 2022 or the three months ended July 2, 2022, mean the period from April 3, 2022 to July 2, 2022. References to the first quarter of 2023, the first fiscal quarter of 2023 or the three months ended July 1, 2023, mean the 13-week period from April 2, 2023 to July 1, 2023. References to the first six months of 2022 or the six months ended July 2, 2022 mean the period from January 2, 2022 to July 2, 2022. References to the first six months of 2023 or the six months ended July 1, 2023 mean the period from January 1, 2023 to July 1, 2023.

Safe Harbor for Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q of the Company that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.   Forward-looking statements may be identified by the use of forward-looking terminology such as “would,” “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “plan,” “potential,” “opportunities,” or similar terms or variations of those terms or the negative of those terms. There are many factors that affect the Company’s business and the results of its operations and that may cause the actual results of operations in future periods to differ materially from those currently expected or anticipated. These factors include the impact of the COVID-19 pandemic and resulting economic effects, the impact of higher raw material and component costs and cost inflation, supply chain disruptions and shortages, particularly with respect to steel, plastics, scrap iron, zinc, copper and electronic components, rising interest rates, delays in delivery of our products to our customers, the impact of global economic conditions on demand for our products, including the impact, length and degree of economic downturns on the customers and markets we serve, reductions in production levels, the availability, terms and cost of financing, including borrowings under credit arrangements or agreements, the potential impact of bank failures on our ability to access financing or capital markets, and the impact of market conditions on pension plan funded status. Other factors include, but are not limited to: restrictions on operating flexibility imposed by the agreement governing our credit facility; the effect on interest rates of the replacement of the London Interbank Offered Rate (LIBOR) with a Secured Overnight Financing Rate (SOFR); risks associated with doing business overseas, including fluctuations in exchange rates and the inability to repatriate foreign cash, the impact on cost structure and on economic conditions as a result of actual and threatened increases in trade tariffs and the impact of political, economic and social instability;  the inability to achieve the savings expected from global sourcing of materials;; lower-cost competition; our ability to design, introduce and sell new or updated products and related components; market acceptance of our products;  the inability to attain expected benefits from acquisitions or the inability to effectively integrate such acquisitions and achieve expected synergies; domestic and international economic conditions, including the impact, length and degree of economic downturns on the customers and markets we serve and more specifically conditions in the automotive, construction, aerospace, energy, oil and gas, transportation, electronic, and general industrial markets; costs and liabilities associated with environmental compliance; the impact of climate change or terrorist threats and the possible responses by the U.S. and foreign governments; failure to protect our intellectual property; cyberattacks; materially adverse or unanticipated legal judgments, fines, penalties or settlements; and other risks identified and discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the 2022 Form 10-K and that may be identified from time to time in our quarterly reports on Form 10-Q, current reports on Form 8-K and other filings we make with the SEC. Although the Company believes it has an appropriate business strategy and the resources necessary for its operations, future revenue and margin trends cannot be reliably predicted and the Company may alter its business strategies to address changing conditions. Also, the Company makes estimates and assumptions that may materially affect reported amounts and disclosures. These relate to valuation allowances for accounts receivable and excess and obsolete inventories, accruals for pensions and other postretirement benefits (including forecasted future cost increases and returns on plan assets), provisions for depreciation (estimating useful lives), uncertain tax positions, and, on occasion, accruals for contingent losses. The Company undertakes no obligation to update, alter, or otherwise revise any forward-looking statements, whether written or oral, that may be made from time to time, whether as a result of new information, future events, or otherwise, except as required by law.

Overview

General Overview

The following analysis excludes discontinued operations.

Net sales in the second quarter of 2023 decreased 2% to $68.3 million from $69.5 million in the corresponding period in 2022. Net sales for the first six months of 2023 increased by 2% to $140.8 million from $138.6 million in the corresponding period last year. Sales decreased in the second quarter of 2023 primarily due to lower demand for returnable transport packaging products. Sales increased for the first six months of 2023 compared to the first six months of 2022 primarily due to increased demand for truck accessories products as well as increased demand from distributors. Our backlog as of July 1, 2023 was down 9% to $75.3 million from $82.8 million as of July 2, 2022 as we continue to optimize our supply chain to reduce past due orders and transition from old to new programs with our commercial vehicle and automotive customers and increased shipments to customers.

Net sales of existing products decreased 4% in the second quarter of 2023 and were flat for the first six months of 2023 compared to the corresponding period in 2022. Price increases and new products increased net sales by 2% in the second quarter and 2% in the first six months of 2023, compared to the corresponding periods in 2022. New products included various truck mirror assemblies, rotary latches, D-rings, and mirror cams. Price increases primarily reflect our efforts to recover increases in raw material and freight costs.

Cost of products sold decreased $0.4 million, or 1%, in the second quarter of 2023 and increased by $2.2 million, or 2% in the first six months of 2023 compared to the corresponding periods in 2022. The decrease in the second quarter of 2023  and increase for the first six months of 2023 are primarily due to lower and higher sales volumes, respectively. Additionally, the Company paid tariff costs on China-sourced products of approximately $0.5 million and $1.1 million in the second quarter and first six months of 2023 respectively, compared to $0.8 million and $1.3 million in the second quarter and first six months of fiscal 2022 respectively. Most tariffs on China-sourced products have been recovered through price increases.

Gross margin as a percentage of sales was 22% in the second quarter and 22% in the first six months of 2023 compared to 23% in the second quarter and 22% in the first six months of 2022.

Product development expense increased $0.5 million, or 49% in the second quarter of 2023 and increased $0.7 million, or 31% in the first six months of 2023 when compared to the corresponding periods in 2022 as we continue to invest in new products at Eberhard and Velvac. As a percentage of net sales, product development costs were 2.1% and 2.0% for the second quarter and first six months of 2023, respectively, compared to 1.4% and 1.6% for the corresponding periods in 2022.

Selling and administrative expense increased $1.1 million, or 11%, in the second quarter of 2023 when compared to the second quarter of 2022 primarily due to legal, professional, and selling costs and payroll-related expenses. Selling and administrative expenses increased $3.2 million, or 16% in the first six months of 2023 when compared to the corresponding periods in 2022 primarily due to severance and other accrued compensation expenses of $1.8 million related to the elimination of the Chief Operating Officer position and the departure of our previous Chief Executive Officer during the first quarter of 2023 and legal, professional, and selling costs and payroll-related expenses during the first six months of 2023. The increase in selling expenses reflects both the increase in sales during the first six months ended 2023 as well as our investments in sales capabilities.

Interest expense increased $0.3 million in the second quarter and $0.6 million in the first six months of 2023 compared to the corresponding periods in 2022 due to higher borrowing rates.

Other income decreased $0.3 million in the second quarter of 2023 and decreased $1.4 million in the first six months of 2023 compared to the corresponding periods in 2022. The decrease in other income of $0.3 million in the second quarter of 2023 was primarily driven by unfavorable pension costs of $0.3 million in the second quarter of 2023, while in the second quarter of 2022 the Company had a favorable pension cost adjustment of $0.4 million, $1.4 million expense associated with the closure of Associated Toolmakers, Ltd., partially offset by a $1.6 million favorable adjustment for the final settlement of our swap agreement with Santander Bank, N.A. (“Santander”). The decrease in other income of $1.4 million for the first six months of 2023 when compared to the corresponding period in 2022 was primarily driven by unfavorable pension costs of $0.6 million for the first six months of 2023, while in the first six months of 2022 the Company had favorable pension cost adjustments of $0.9 million, $1.4 million expense associated with the closure of Associated Toolmakers, Ltd., an unfavorable working capital adjustment of $0.4 million in the first quarter of 2023 related to the sale of the Greenwald business, partially offset by a $1.6 million favorable adjustment for the final settlement of our swap agreement with Santander, while in the first quarter of 2022 the Company had a loss on the sale of the Wheeling, IL building of $0.3 million.

Net income from continuing operations for the second quarter of 2023 was $1.4 million, or $0.22 per diluted share, compared to net income from continuing operations of $3.7 million, or $0.59 per diluted share, for the comparable period in 2022. In the first six months of 2023 net income was $2.0 million, or $0.32 per diluted share compared to net income of $6.4 million, or $1.02 per diluted share for the comparable period in 2022.

A more detailed analysis of the Company’s results of operations and financial condition follows:

Results of Operations

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of income as a percentage of net sales:

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	77.8%	77.0%	78.2%	77.9%
Gross margin	22.2%	23.0%	21.8%	22.1%
Product development expense	2.1%	1.4%	2.0%	1.6%
Selling and administrative expense	16.5%	14.6%	16.5%	14.4%
Operating Profit	3.6%	7.0%	3.3%	6.1%

The following table shows the change in sales and operating profit for the second quarter and first six months of 2023 compared to the second quarter and first six months of 2022 (dollars in thousands):

	Three Months	Six Months
	Ended	Ended
	July 1, 2023	July 1, 2023

Net Sales	$(1,202)	$2,278

Volume	-3.6%	-0.1%
Price	0.7%	0.8%
New products	1.2%	1.0%
	-1.7%	1.7%

Operating Profit	$(2,459)	$(3,813)

Liquidity and Sources of Capital

The Company generated approximately $13.6 million of cash from continuing operations during the first six months of fiscal 2023 compared to consuming approximately $2.5 million during the first six of fiscal 2022. Cash flow from operations in the first six months of 2023 was higher when compared to the corresponding period last year primarily due to a decrease in inventory. Cash flow from operations coupled with cash at the beginning of the 2023 fiscal year were sufficient to fund capital expenditures, debt service, and dividend payments for the first six months of 2023. See Note G - Debt for further discussion on the Company’s debt facilities.

Additions to property, plant and equipment for continuing operations were approximately $2.0 million for the first six months of 2023 and $1.1 million for the first six months of 2022.  As of July 1, 2023, there was approximately $1.1 million of outstanding commitments for capital expenditures.

The following table shows key financial ratios at the end of each specified period:

	Second Quarter 2023	Second Quarter 2022	Fiscal Year 2022
Current ratio	2.9	3.0	2.7
Average days’ sales in accounts receivable	55	62	56
Inventory turnover	3.8	3.2	3.4
Total debt to shareholders’ equity	43.1%	64.5%	50.7%

The following table shows important liquidity measures as of the balance sheet date for each specified period (in millions):

	Second	Second	Fiscal
	Quarter	Quarter	Year
	2023	2022	2022
Cash and cash equivalents
- Held in the United States	$8.8	$3.6	$7.4
- Held by a foreign subsidiary	4.4	3.6	2.8
	13.2	7.2	10.2

Working capital	77.8	89.6	78.3
Net cash provided by (used in) operating activities	13.6	(2.5)	7.4
Change in working capital impact on net cash Provided by (used in) operating activities	7.0	(13.2)	(5.2)
Net cash (used in) provided by investing activities	(0.2)	0.6	5.1
Net cash (used in) provided by financing activities	(10.2)	2.9	(11.8)

Inventories of $57.5 million as of July 1, 2023, represent a decrease of 11.0% as compared to $64.6 million at the end of fiscal year 2022 and a decrease of 15.1% as compared to $67.7 million at the end of the second quarter of fiscal 2022. Accounts receivable, less allowances, were $42.0 million as of July 1, 2023, as compared to $42.9 million at 2022 fiscal year end and $46.3 million at the end of the second quarter of fiscal 2022.

On June 16, 2023, the Company incurred indebtedness under the Credit Agreement in the aggregate principal amount of $60 million in the form of a term loan, the proceeds of which were used to repay the Company’s remaining outstanding term loan and to terminate its existing credit facility with Santander Bank.  See Note G for additional information regarding the terms of the Credit Agreement, including repayment terms, interest rates and applicable loan covenants.  Under the terms of the Credit Agreement, the Company is subject to restrictive covenants that limit our ability to, among other things, incur additional indebtedness, pay dividends or make other distributions, and consolidate, merge, sell or otherwise dispose of assets, as well as financial covenants that require us to maintain a fixed charge coverage ratio and a maximum senior net leverage ratio.  These covenants may limit how we conduct our business, and in the event of certain defaults, our repayment obligations may be accelerated.  We were in compliance with all our covenants as of July 1, 2023.

Cash, cash flow from operating activities and funds available under the revolving credit portion of the Credit Agreement are expected to be sufficient to cover future foreseeable working capital requirements. However, the Company cannot provide any assurances of the availability of future financing or the terms on which it might be available. In addition, the interest rate on borrowings under the Credit Agreement varies based on our senior net leverage ratio, and the Credit Agreement requires us to maintain a senior net leverage ratio not to exceed 3.50 to 1 and a fixed charge coverage ratio to be not less than 1.25 to 1. A decrease in earnings due to the impact of COVID-19 or the resulting harm to the financial condition of our customers or economic conditions generally, or an increase in indebtedness incurred to offset such a decrease in earnings, would have a negative impact on our senior net leverage ratio and our fixed charge coverage ratio, which in turn would increase the cost of borrowing under the Credit Agreement and could cause us to fail to comply with the covenants under our Credit Agreement.

As of the end of the second quarter of July 1, 2023, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. For a full description of our critical accounting estimates, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the 2022 Form 10-K. While there have been no material changes to our critical accounting estimates, we continue to monitor the methodologies and assumptions underlying such critical accounting estimates.

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

Reconciliation of Non-GAAP Measures
Adjusted Net Income and EPS from Continuing Operations Calculation
For the Three and Six Months ended July 1, 2023 and July 2, 2022
($000's)

	Three Months Ended			Six Months Ended
	July 1, 2023		July 2, 2022	July 1, 2023		July 2, 2022
Net income from continuing operations as reported per generally accepted accounting principles (GAAP)	$1,399		$3,701	$2,007		$6,387

Earnings per share from continuing operations as reported under generally accepted accounting principles (GAAP):

Basic	$0.22		$0.59	$0.32		$1.02
Diluted	$0.22		$0.59	$0.32		$1.02

Adjustments:
Loss on sale of Wheeling, IL building, net of tax	-		-			202	A
Severance and accrued compensation, net of tax				1,349	B
Greenwald final sale adjustment				293	C
Associated Toolmakers, Ltd. closure, net of tax	1,086	D		1,086	D

Total adjustments (non-GAAP)	$1,086		$-	$2,728		$202

Adjusted net income from continuing operations (non-GAAP)	$2,485		$3,701	$4,735		$6,589

Adjusted earnings per share from continuing operations (non-GAAP):

Basic	$0.40		$0.59	$0.76		$1.06
Diluted	$0.40		$0.59	$0.76		$1.05

A) Loss on sale of ILC building in Wheeling, IL
B) Severance expenses associated with accrued compensation and severance related to the elimination of the Chief Operating Officer position and the departure of the former Chief Executive Officer
C) Final settlement of working capital adjustment associated with Greenwald sale
D) Associated Toolmakers, Ltd. closure costs

Reconciliation of Non-GAAP Measures
Adjusted EBITDA from Continuing Operations Calculation
For the Three and Six Months ended July 1, 2023 and July 2, 2022
($000's)

	Three Months Ended			Six Months Ended
	July 1, 2023		July 2, 2022	July 1, 2023		July 2, 2022

Net income from continuing operations as reported per generally accepted accounting principles (GAAP)	$1,399		$3,701	$2,007		$6,387

Interest expense	781		504	1,507		938
Provision for income taxes	500		1,194	694		2,075
Depreciation and amortization	1,806		1,803	3,621		3,633
Loss on sale of Wheeling, IL building	-		-			269	A
Severance and accrued compensation, net of tax				1,799	B
Greenwald final sale adjustment				390	C
Associated Toolmakers, Ltd. closure	1,448	D		1,448	D

Adjusted EBITDA from continuing operations	$5,934		$7,202	$11,466		$13,302

A) Loss on sale of ILC building in Wheeling, IL
B) Severance expenses associated with accrued compensation and severance related to the elimination of the Chief Operating Officer position and the departure of the former Chief Executive Officer
C) Final settlement of working capital adjustment associated with Greenwald sale
D) Associated Toolmakers, Ltd. closure costs

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of the Company’s status as a smaller reporting company pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is not required to provide information under this Item 3.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of July 1, 2023, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Exchange Act Rule 13a-15.  As defined in Exchange Act Rules 13a-15(e) and 15d-15(e), “the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”

The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO have concluded that these controls and procedures are effective at the “reasonable assurance” level as of July 1, 2023.

Changes in Internal Control Over Financial Reporting:

During the period covered by this Quarterly Report on Form 10-Q, there were no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company is a party to various legal proceedings from time to time related to its normal business operations. As of the end of the quarter ended July 1, 2023, the Company does not have any material pending legal proceedings, other than as set forth in Part I, Item 3 of the 2022 Form 10-K, or any material legal proceedings known to be contemplated by governmental authorities.

ITEM 1A – RISK FACTORS

The Company’s business is subject to several risks, some of which are beyond its control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the Company’s shareholders should carefully consider the risk factors discussed in Part I, Item 1A “Risk Factors” of the 2022 Form 10-K. These risk factors could have a material adverse effect on the Company’s business, results of operations, financial condition and/or liquidity and could cause our operating results to vary significantly from period to period. As of July 1, 2023, there have been no material changes to the risk factors disclosed in the 2022 Form 10-K. The Company may disclose changes to such risk factors or disclose additional risk factors from time to time in its future filings with the SEC. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition, or operating results.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 2, 2018, the Company announced that the Board had authorized a new program to repurchase up to 200,000 shares of the Company’s common stock. The Company’s share repurchase program does not obligate it to acquire the Company’s common stock at any specific cost per share. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. During the second quarter of 2023, the Company had no share repurchases.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

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

10.1)

Credit Agreement, dated as of June 16, 2023 among The Eastern Company as Borrower, the Lenders signatory thereto and TD Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2023).

10.2)

Security Agreement, dated as of June 16, 2023 among The Eastern Company as Borrower, the Lenders signatory thereto and TD Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 20, 2023).

31)	Certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32)	Certifications pursuant to Rule 13a-14(b) and 18 USC 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101)

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income (Unaudited) for the three months ended July 1, 2023 and July 2, 2022; (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the six months ended July 1, 2023, and July 2, 2022; (iii) Condensed Consolidated Balance Sheets (Unaudited) as of July 1, 2023 and December 31, 2022; (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended July 1, 2023 and July 2, 2022; and (iv) Notes to the Condensed Consolidated Financial Statements (Unaudited).**

104)	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101). **

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE EASTERN COMPANY
(Registrant)
DATE: August 8, 2023	/s/Mark Hernandez
Mark Hernandez President and Chief Executive Officer

DATE: August 8, 2023	/s/Nicholas Vlahos
Nicholas Vlahos Vice President and Chief Financial Officer

