Form 10-Q
period 2023-09-30
EASTERN CO
filed 2023-11-07
CIK 31107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2023

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

As of September 30, 2023, 6,238,413 shares of the registrant’s common stock, no par value per share, were issued and outstanding.

The Eastern Company

Form 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net sales	$65,635,680	$71,636,746	$206,468,838	$210,191,448
Cost of products sold	(49,260,313)	(55,056,160)	(159,447,930)	(163,047,360)
Gross margin	16,375,367	16,580,586	47,020,908	47,144,088

Product development expense	(1,425,159)	(1,011,961)	(4,257,468)	(3,168,333)
Selling general and administrative expenses	(9,700,342)	(10,121,683)	(32,927,015)	(30,129,112)
Operating profit	5,249,866	5,446,942	9,836,425	13,846,643

Interest expense	(1,067,779)	(645,773)	(2,574,890)	(1,583,894)
Other (expense) income	(135,839)	1,118,453	(514,357)	2,118,783
Income from continuing operations before income taxes	4,046,248	5,919,622	6,747,178	14,381,532

Income tax expense	(984,289)	(1,423,363)	(1,678,698)	(3,498,365)
Net income from continuing operations	3,061,959	4,496,259	5,068,480	10,883,167

Discontinued Operations (see Note B)
Gain from operations of discontinued operations	-	495,820	-	1,426,569
Income tax expense	-	(133,500)	-	(384,104)
Gain from discontinued operations	-	362,320	-	1,042,465

Net income	$3,061,959	$4,858,579	$5,068,480	$11,925,632

Earnings per share from continuing operations:
Basic	$0.49	$0.72	$0.81	$1.75

Diluted	$0.49	$0.72	$0.81	$1.74

Earnings per share from discontinued operations:
Basic	$-	$0.06	$-	$0.17

Diluted	$-	$0.06	$-	$0.17

Total earnings per share:
Basic	$0.49	$0.78	$0.81	$1.92

Diluted	$0.49	$0.78	$0.81	$1.91

Cash dividends per share:	$0.11	$0.11	$0.33	$0.33

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net income	$3,061,959	$4,858,579	$5,068,480	$11,925,632
Other comprehensive (loss) income:

Change in foreign currency translation	(87,572)	(1,387,274)	(182,029)	(2,358,170)

Change in fair value of interest rate swap, net of tax cost of:
2023 - $0 and $(274,957) respectively; 2022 - $163,533 and $590,827 respectively	-	517,855	(1,449,754)	1,870,954

Change in pension and postretirement benefit costs, net of taxes of:
2023 - $74,360 and $223,079 respectively; 2022 - $92,235 and $276,705 respectively	252,668	313,408	758,006	940,225
Total other comprehensive income (loss)	165,096	(556,011)	(873,777)	453,009
Comprehensive income	$3,227,055	$4,302,568	$4,194,703	$12,378,641

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$9,540,786	$10,187,522
Accounts receivable, less allowances: 2023 - $718,568; 2022 - $677,000	42,838,864	42,886,250
Inventories	60,648,599	64,636,591
Current portion of notes receivable	570,696	1,006,421
Prepaid expenses and other assets	5,876,920	6,598,774
Total Current Assets	119,475,865	125,315,558

Property, Plant and Equipment	60,077,603	56,112,889
Accumulated depreciation	(32,088,351)	(30,000,797)
Property, Plant and Equipment, Net	27,989,252	26,112,092

Goodwill	70,764,166	70,777,459
Trademarks	5,514,890	5,514,886
Patents and other intangibles net of accumulated amortization	16,080,034	18,819,897
Long term notes receivable, less current portion	446,627	2,276,631
Deferred Income Taxes	657,607	488,989
Right of Use Assets	15,796,743	12,217,521
Total Other Assets	109,260,067	110,095,383

TOTAL ASSETS	$256,725,184	$261,523,033

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$30,257,077	$27,638,317
Accrued compensation	4,205,484	3,327,832
Other accrued expenses	4,830,717	3,944,964
Current portion of operating lease liability	3,540,157	3,059,547
Current portion of finance lease liability	150,362	-
Current portion of long-term debt	3,000,000	9,010,793
Total Current Liabilities	45,983,797	46,981,453

Other long-term liabilities	754,763	754,762
Operating lease liability, less current portion	12,256,587	9,195,205
Finance lease liability, less current portion	792,484	-
Long-term debt, less current portion	45,661,186	55,136,231
Accrued postretirement benefits	672,064	666,222
Accrued pension cost	21,958,215	22,174,465
Total Liabilities	128,079,096	134,908,338

Shareholders’ Equity
Voting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Nonvoting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Common Stock, no par value, Authorized: 50,000,000 shares	33,737,465	33,586,165
Issued: 9,086,096 shares in 2023 and 9,056,421 shares in 2022
Outstanding: 6,238,413 shares in 2023 and 6,221,976 shares in 2022
Treasury Stock: 2,847,683 shares in 2023 and 2,834,445 shares in 2022	(22,790,230)	(22,544,684)
Retained earnings	141,985,268	138,985,852
Accumulated other comprehensive loss:
Foreign currency translation	(1,323,007)	(1,140,978)
Unrealized gain on interest rate swap, net of tax	-	1,449,754
Unrecognized net pension and postretirement benefit costs, net of tax	(22,963,408)	(23,721,414)
Accumulated other comprehensive loss	(24,286,415)	(23,412,638)
Total Shareholders’ Equity	128,646,088	126,614,695
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$256,725,184	$261,523,033

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30, 2023	October 1, 2022
Operating Activities
Net income	$5,068,480	$11,925,632
Less: gain from discontinued operations	-	1,042,465
Income from continuing operations	$5,068,480	$10,883,167
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation and amortization	5,471,633	5,389,394
Unrecognized pension and postretirement benefits	635,677	(477,560)
Loss (Gain) on sale of equipment and other assets	331,474	(345,718)
Provision for doubtful accounts	(88,353)	35,000
Stock compensation expense	151,300	699,454
Changes in operating assets and liabilities:
Accounts receivable	116,025	(8,008,687)
Inventories	4,628,294	(5,217,395)
Prepaid expenses and other	888,342	(1,082,483)
Other assets	190,216	340,925
Accounts payable	1,499,401	(537,072)
Accrued compensation	476,714	(957,022)
Other accrued expenses	(119,557)	(1,046,094)
Net cash provided by (used in) operating activities	19,249,646	(324,091)

Investing Activities
Business Acquisition	(547,638)	—
Issuance of Notes Receivable	—	(400,000)
Payments received from notes receivable	2,265,730	748,148
Proceeds from sale of equipment	—	2,171,073
Purchases of property, plant, and equipment	(4,718,673)	(1,734,553)
Net cash (used in) provided by investing activities	(3,000,581)	784,668

Financing Activities
Principal payments on long-term debt	(74,919,004)	(5,688,866)
Principal payments on short-term borrowings (revolver)	(300,029)	(1,000,000)
Proceeds from short term borrowings (revolver)	—	10,000,000
Proceeds from new long-term debt financing	60,000,000	—
Financing leases, net	674,558	(161,906)
Purchase common stock for treasury	(245,546)	(1,637,072)
Dividends paid	(2,069,043)	(2,054,875)
Net cash used in financing activities	(16,859,064)	(542,719)

Discontinued Operations
Cash used in operating activities	-	(610,887)
Cash used in discontinued operations	-	(610,887)

Effect of exchange rate changes on cash	(36,737)	(257,093)
Net change in cash and cash equivalents	(646,737)	(950,122)

Cash and cash equivalents at beginning of period	10,187,522	6,602,429
Cash and cash equivalents at end of period ¹	$9,540,786	$5,652,307

Supplemental disclosure of cash flow information:
Interest	$2,482,362	$1,753,699
Income taxes	1,321,170	3,197,375

Non-cash investing and financing activities
Right of use asset	$3,579,222	$1,743,518
Lease liability	(4,484,838)	(1,608,530)

¹ includes cash from assets held for sale of $0.4 million as of October 1, 2022

See accompanying notes

THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2023

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

The Company’s fiscal year is a 52-53-week fiscal year ending on the Saturday nearest to December 31. References to 2022, the 2022 fiscal year or fiscal 2022 mean the 52-week period ended on December 31, 2022, and references to 2023, the 2023 fiscal year or fiscal 2023 mean the 52-week period ending on December 30, 2023. In a 52-week fiscal year, each quarter has 13 weeks. References to the third quarter of 2022, the third fiscal quarter of 2022, the third quarter of fiscal 2022 or the three months ended October 1, 2022, mean the period from July 3, 2022 to October 1, 2022. References to the third quarter of 2023, the third fiscal quarter of 2023, the third fiscal quarter of 2023 or the three months ended September 30, 2023, mean the 13-week period from July 2, 2023 to September 30, 2023. References to the first nine months of 2022, the first nine months of fiscal 2022 or the nine months ended October 1, 2022 mean the period from January 2, 2022 to October 1, 2022. References to the first nine months of 2023, the first nine months of fiscal 2023 or the nine months ended September 30, 2023 mean the period from January 1, 2023 to September 30, 2023.

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

The former Diversified Products segment met the criteria to be held for sale and furthermore, we determined that the assets held for sale qualified for discontinued operations. As such, the financial results of the Diversified Products segment are reflected in our unaudited condensed consolidated statements of income as discontinued operations for the prior periods presented. The results of the former Diversified Products segment are not reflected in the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2023 because dispositions of the businesses that comprised that segment were completed prior to the start of the period.

Summarized Financial Information of Discontinued Operations

The following table represents income from discontinued operations, net of tax:

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$-	$2,516,064	$-	$7,356,491
Cost of products sold	-	(1,656,694)	-	(4,943,751)
Gross margin	-	859,370	-	2,412,740

Selling, general and administrative expenses	-	(311,190)	-	(857,747)
Operating income	-	548,180	-	1,554,993

Interest expense	-	(52,360)	-	(128,424)
Gain from discontinued operations before income taxes	-	495,820	-	1,426,569

Income tax expense	-	(133,500)	-	(384,104)
Income from discontinued operations, net of tax	$-	$362,320	$-	$1,042,465

Note C – Earnings Per Share

The denominators used to calculate earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Basic:
Weighted average shares outstanding	6,241,796	6,209,014	6,233,493	6,226,493

Diluted:
Weighted average shares outstanding	6,241,796	6,209,014	6,233,493	6,226,493
Dilutive stock appreciation rights	32,462	14,102	32,462	14,102
Denominator for diluted earnings per share	6,274,258	6,223,116	6,265,955	6,240,595

Note D – Inventories

Inventories from continuing operations consist of the following components:

	September 30, 2023	December 31, 2022

Raw material and component parts	$24,325,177	$25,924,696
Work in process	8,747,860	9,323,082
Finished goods	27,575,562	29,388,813
Total inventories	$60,648,599	$64,636,591

Note E - Goodwill

The aggregate carrying amount of goodwill from continuing operations is approximately $70.8 million as of September 30, 2023 and includes the write-off of approximately $0.5 million of goodwill associated with the closure of Associated Toolmakers, Ltd. in the second quarter of 2023. Additionally, the Company recorded approximately $0.5 million of goodwill associated with the acquisition of Sureflex, Inc. in the second quarter of 2023. See Note O – Business Acquisition for further details. No impairment was recognized in the third quarter of 2023.

The Company evaluates its reporting units for impairment annually in December, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Such events and circumstances could include, among other things, increased competition or unexpected loss of market share, significant adverse changes in the markets in which the Company operates, or unexpected business disruptions. The Company tests reporting units for impairment by comparing the estimated fair value of each reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its estimated fair value, the Company records an impairment loss based on the difference between fair value and carrying amount not to exceed the associated carrying amount of goodwill. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. The values assigned to the key assumptions represent management’s assessment of future trends in the relevant industry and have been based on historical data from both external and internal sources.

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

Currently, the Company has twenty-one operating leases with a lease liability of $15.8 million and four finance leases with a lease liability of $0.9 million as of September 30, 2023. The terms and conditions of the leases are determined by the individual agreements. The leases do not contain residual value guarantees, restrictions, or covenants that could cause the Company to incur additional financial obligations. There are no related party lease transactions. There are no leases that have not yet commenced that could create significant rights and obligations for the Company.

Approximate total minimum lease payments for each of the next five fiscal years is estimated to be as follows: remainder of 2023 - $1.0 million; 2024 - $3.6 million; 2025 - $2.4 million; 2026 - $1.8 million; 2027 - $1.5 million; and $6.5 million thereafter. The weighted average remaining lease term is 7.3 years. The implicit interest rate used was 5.0% to 8.25%.

Note G - Debt

On June 16, 2023, the Company entered into a credit agreement with TD Bank, N.A., Wells Fargo Bank, Bank of America, and M&T Bank as lenders (the “Credit Agreement”), that included a $60 million term portion and a $30 million revolving commitment portion. The proceeds of the term loan were used to repay the Company’s remaining outstanding term loan and to terminate its existing credit facility with Santander Bank, N.A. (approximately $59 million). The term loan portion of the credit facility requires quarterly principal payments of (i) $750,000 beginning on September 30, 2023 through June 30, 2025, (ii) $1,125,000 beginning on September 30, 2025 through June 30, 2027, and (iii) $1,500,000 beginning on September 30, 2027 through March 31, 2028, with the balance of the term loan payable on the maturity date of June 16, 2028. Amounts outstanding under the revolving portion of the credit facility are generally due and payable on the expiration date of the Credit Agreement (June 16, 2028). The Company can elect to prepay some or all the outstanding balance from time to time without penalty. A commitment fee is payable on the unused portion of the revolving credit facility based on the Company’s consolidated ratio of net debt to adjusted EBITDA from time to time. Currently, the commitment fee is 0.30%. As of September 30, 2023, the Company has not borrowed any funds on the revolving commitment portion of the credit facility.

The term loan bears interest at a variable rate based on the term secured overnight financing rate (“SOFR”), plus an adjustment of ten basis points, plus an applicable margin of 1.875% to 2.625%, depending on the Company’s senior net leverage ratio. Borrowings under the revolving portion bear interest at a variable rate based on, at the Company’s election, a base rate plus an applicable margin of 0.875% to 1.625% or term SOFR, plus an adjustment of ten basis points, plus an applicable margin of 1.875% to 2.625%, with such margins determined based on the Company’s senior net leverage ratio. The Company’s obligations under the Credit Agreement are secured by a lien on certain of the Company’s and its subsidiaries’ assets pursuant to a Pledge and Security Agreement, dated as of June 16, 2023, with TD Bank N.A., as administrative agent.

The Company’s loan covenants under the Credit Agreement require the Company to maintain a senior net leverage ratio not to exceed 3.5 to 1. In addition, the Company is required to maintain a fixed charge coverage ratio to be not less than 1.25 to 1. The Company was in compliance with all its covenants under the Credit Agreement on September 30, 2023, and through the date of filing this Form 10-Q.

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

Incentive stock options granted under the 2020 Plan must have exercise prices that are not less than 100% of the fair market value of the Company’s common stock on the dates the stock options are granted. Restricted stock awards may also be granted to participants under the 2020 Plan with restrictions determined by the Compensation Committee of the Board. Under the 2020 Plan, non-qualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Board. During the first nine months of fiscal 2023 and 2022, the Company granted stock awards with respect to 79,500 and 43,300 shares of Company common stock respectively, that were subject to the meeting of performance measurements or time based. For the first nine months of fiscal years 2023 and 2022, the Company used fair market value to determine the associated expense with stock awards.

The 2020 Plan also permits the issuance of Stock Appreciation Rights (“SARs”). The SARs are in the form of an option with a cashless exercise price equal to the difference between the fair value of the Company’s common stock at the date of grant and the fair value as of the exercise date resulting in the issuance of the Company’s common stock. During the first nine months of fiscal 2023 and 2022 the Company did not issue any SARs.

Stock-based compensation (income) expense, including forfeitures, in connection with SARs and stock awards previously granted to employees was approximately $5,000 and $131,000 in the third quarter of 2023 and the third quarter of 2022, respectively, and was approximately $(158,000) and $381,000 in the first nine months of fiscal years 2023 and 2022, respectively.

As of September 30, 2023, there were 889,992 shares of Company common stock reserved and available for future grant under the 2020 Plan.

The following tables set forth the outstanding SARs for the period specified:

	Nine Months Ended		Year Ended
	September 30, 2023		December 31, 2022
	Units	Weighted Average Exercise Price	Units	Weighted Average Exercise Price
Outstanding at beginning of period	146,166	$23.22	180,833	$22.88
Expired	(50,833)	24.24	-	-
Exercised	(33,333)	21.10	(16,667)	21.20
Forfeited	(49,000)	22.80	(18,000)	21.74
Outstanding at end of period	13,000	24.19	146,166	23.22

SARs Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of September 30, 2023	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of September 30, 2023	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$19.44 - $26.30	13,000	0.7	$24.19	13,000	0.7	$24.19

The following tables set forth the outstanding stock awards for the period specified:

	Nine Months Ended	Year Ended
	September 30, 2023	December 31, 2022
	Shares	Shares
Outstanding at beginning of period	64,500	27,300
Issued	79,500	43,300
Exercised	(10,600)	-
Forfeited	(47,300)	(6,100)
Outstanding at end of period	86,100	64,500

As of September 30, 2023, outstanding SARs and stock awards had an intrinsic value of $1,562,715.

Note I – Share Repurchase Program

On August 21, 2023, the Company announced that the Board of Directors of the Company had approved a new share repurchase program authorizing the Company to repurchase up to 200,000 shares of the Company’s common stock through August 20, 2028. The Company’s share repurchase program does not obligate it to acquire the Company’s common stock at any specific cost per share. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

Below is a summary of the Company’s shares repurchased during the third quarter of 2023 under the prior share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
Balance as of July 1, 2023	139,716	$24.61	139,716	60,284

July 2, 2023 – September 30, 2023	-	-	-	(60,284)

Balance as of September 30, 2023	139,716	$24.61	139,716	-

Below is a summary of the Company’s shares repurchased during the third quarter of 2023 under the new share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
Balance as of July 1, 2023	-	$-	-	-
July 2, 2023 – September 30, 2023	13,238	18.55	13,238	186,762

Balance as of September 30, 2023	13,238	$18.55	13,238	186,762

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

The total amount of unrecognized tax benefits could increase or decrease within the next 12 months for several reasons, including the closure of federal, state, and foreign tax years by expiration of the statute of limitations and the recognition and measurement considerations under FASB ASC Topic 740, “Income Taxes.”  There have been no significant changes to the value of unrecognized tax benefits during the nine months ended September 30, 2023. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will not increase or decrease significantly over the next twelve months.

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

Significant disclosures relating to these benefit plans for the first three months and first nine months 2023 and 2022 are as follows:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Service cost	$216,153	$269,744	$648,459	$809,231
Interest cost	990,053	608,188	2,970,160	1,824,568
Expected return on plan assets	(1,049,016)	(1,460,658)	(3,147,046)	(4,381,980)
Amortization of prior service cost	-	16,563	-	49,689
Amortization of the net loss	342,866	390,075	1,028,596	1,170,225
Net periodic benefit cost (benefit)	$500,056	$(176,088)	$1,500,169	$(528,267)

	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Service cost	$6,486	$13,323	$19,458	$39,969
Interest cost	14,533	10,988	43,599	32,964
Expected return on plan assets	(4,849)	(4,400)	(14,547)	(13,200)
Amortization of prior service cost	1,060	1,060	3,180	3,180
Amortization of the net loss	(16,895)	(2,054)	(50,685)	(6,162)
Net periodic benefit cost	$335	$18,917	$1,005	$56,751

The Company’s funding policy with respect to its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations. In fiscal year 2023, the Company expects to contribute approximately $1,300,000 into its pension plans and approximately $50,000 into its postretirement plan. As of September 30, 2023, the Company has contributed $800,000 to its pension plans, has contributed $32,000 to its postretirement plan, and expects to make the remaining contributions as required during the remainder of the fiscal year.

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

The Company made contributions to the plan as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Regular matching contribution	$241,487	$149,673	$747,913	$522,327
Transitional credit contribution	23,271	28,144	83,935	107,886
Non-discretionary contribution	83,302	16,715	654,552	376,861
Total contributions for the period	$348,060	$194,532	$1,486,400	$1,007,074

The non-discretionary contribution of $328,953 made in the nine months ended September 30, 2023, was accrued for, and expensed in the prior fiscal year.

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

Note N - Concentration of Risk

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk for the Company is its accounts receivable due from customers. The Company has established credit limits for customers and monitors their balances to mitigate the risk of loss. As of September 30, 2023, there was one significant concentration of credit risk with a customer, who had receivables representing 12% of our net accounts receivable. One single customer represented 14% of the Company’s net accounts receivable as of December 31, 2022. The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable.

The Company has deposits that exceed amounts up to $250,000 that are insured by the Federal Deposit Insurance Corporation (FDIC), but the Company does not consider this a significant concentration of credit risk based on the strength of the financial institution.

Interest Rate Risk

The Company’s exposure to the risk of changes in market interest rates relates primarily to the Company’s debt, which bears interest at variable rates based on term SOFR, plus an adjustment of ten basis points, plus an applicable margin of 1.875% to 2.625%, depending on the Company’s senior net leverage ratio.

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

Note O – Business Acquisition

On June 29, 2023, the Company acquired certain assets, including accounts receivable, inventories, furniture, fixtures and equipment, intellectual property rights, and rights existing under all sales and purchase agreements, and assumed certain liabilities of Sureflex, Inc. (“Sureflex”). These assets are held in our Velvac, Inc. (“Velvac”) subsidiary. We expect that Sureflex, which manufactures tractor-trailer electrical connection cable assemblies, will enable the Company to manufacture electrical products and become more competitive with respect to cost and quality.

The acquisition of Sureflex was accounted for under Business Combinations (ASC Topic 805). The acquired business is included in the consolidated operating results of the Company from the effective date of the acquisition. The excess of the cost of Sureflex over the fair market value of the net assets acquired of $0.5 million has been recorded as goodwill.

Neither the actual results nor the pro forma effects of the Sureflex acquisition are material to the Company’s financial statements.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in the financial position and results of operations of The Eastern Company (together with its consolidated subsidiaries, the “Company,” “we,” “us” or “our”) for the three and nine months ended September 30, 2023. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2023 (the “2022 Form 10-K”).

The Company’s fiscal year is a 52-53-week fiscal year ending on the Saturday nearest to December 31. References to 2022, the 2022 fiscal year or fiscal 2022 mean the 52-week period ended on December 31, 2022, and references to 2023, the 2023 fiscal year or fiscal 2023 mean the 52-week period ending on December 30, 2023. In a 52-week fiscal year, each quarter has 13 weeks. References to the third quarter of 2022, the third fiscal quarter of 2022, the third quarter of fiscal 2022 or the three months ended October 1, 2022, mean the period from July 3, 2022 to October 1, 2022. References to the third quarter of 2023, the third fiscal quarter of 2023, the third quarter of fiscal 2023 or the three months ended September 30, 2023, mean the 13-week period from July 2, 2023 to September 30, 2023. References to the first nine months of 2022, the first nine months of fiscal 2022 or the nine months ended October 1, 2022 mean the period from January 2, 2022 to October 1, 2022. References to the first nine months of 2023, the first nine months of fiscal 2023 or the nine months ended September 30, 2023 mean the period from January 1, 2023 to September 30, 2023.

Safe Harbor for Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q of the Company that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terminology such as “would,” “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “plan,” “potential,” “opportunities,” or similar terms or variations of those terms or the negative of those terms. There are many factors that affect the Company’s business and the results of its operations and that may cause the actual results of operations in future periods to differ materially from those currently expected or anticipated. These factors include the impact of the COVID-19 pandemic and resulting economic effects, the impact of higher raw material and component costs and cost inflation, supply chain disruptions and shortages, particularly with respect to steel, plastics, scrap iron, zinc, copper and electronic components, rising interest rates, delays in delivery of our products to our customers, the impact of global economic conditions on demand for our products, including the impact, length and degree of economic downturns on the customers and markets we serve, reductions in production levels, the availability, terms and cost of financing, including borrowings under credit arrangements or agreements, the potential impact of bank failures on our ability to access financing or capital markets, and the impact of market conditions on pension plan funded status. Other factors include, but are not limited to: restrictions on operating flexibility imposed by the agreement governing our credit facility; risks associated with doing business overseas, including fluctuations in exchange rates and the inability to repatriate foreign cash, the impact on cost structure and on economic conditions as a result of actual and threatened increases in trade tariffs and the impact of political, economic and social instability;  the inability to achieve the savings expected from global sourcing of materials;; lower-cost competition; our ability to design, introduce and sell new or updated products and related components; market acceptance of our products;  the inability to attain expected benefits from acquisitions or the inability to effectively integrate such acquisitions and achieve expected synergies; domestic and international economic conditions, and more specifically conditions in the automotive, construction, aerospace, energy, oil and gas, transportation, electronic, and general industrial markets; costs and liabilities associated with environmental compliance; the impact of climate change; military conflict (including the Russia/Ukraine conflict, the conflict in Israel and surrounding areas, the possible expansion of such conflicts and geopolitical consequences) or terrorist threats and the possible responses by the U.S. and foreign governments; failure to protect our intellectual property; cyberattacks; materially adverse or unanticipated legal judgments, fines, penalties or settlements; and other risks identified and discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the 2022 Form 10-K and that may be identified from time to time in our quarterly reports on Form 10-Q, current reports on Form 8-K and other filings we make with the SEC.

Although the Company believes it has an appropriate business strategy and the resources necessary for its operations, future revenue and margin trends cannot be reliably predicted, and the Company may alter its business strategies to address changing conditions. Also, the Company makes estimates and assumptions that may materially affect reported amounts and disclosures. These relate to valuation allowances for accounts receivable and excess and obsolete inventories, accruals for pensions and other postretirement benefits (including forecasted future cost increases and returns on plan assets), provisions for depreciation (estimating useful lives), uncertain tax positions, and, on occasion, accruals for contingent losses. The Company undertakes no obligation to update, alter, or otherwise revise any forward-looking statements, whether written or oral, that may be made from time to time, whether as a result of new information, future events, or otherwise, except as required by law.

General Overview

The following analysis excludes discontinued operations.

Net sales in the third quarter of 2023 decreased 8% to $65.6 million from $71.6 million in the corresponding period in 2022. Net sales for the first nine months of 2023 decreased 2% to $206.5 million from $210.2 million in the same period last year. Sales declined in both the third quarter of 2023 and first nine months of 2023 primarily due to lower demand for truck accessories and returnable transport packaging products. Our backlog as of September 30, 2023 increased 4% to $89.4 million from $85.7 million as of October 1, 2022.

Net sales of existing products declined 14% in the third quarter of 2023 and 5% for the first nine months of 2023 compared to the corresponding periods in 2022. Price increases and new products increased net sales by 6% in the third quarter of 2023 and 3% in the first nine months of 2023, compared to the corresponding periods in 2022. New products included various truck mirror assemblies, rotary latches, D-rings, and mirror cams. Price increases primarily reflect our efforts to recover increases in raw material and freight costs.

Cost of products sold decreased $5.8 million, or 11%, in the third quarter of 2023 and decreased $3.6 million, or 2% in the first nine months of 2023 compared to the corresponding periods in 2022. The decreases in the third quarter and first nine months of 2023 are primarily due to lower sales volumes. Additionally, the Company paid tariff costs on China-sourced products of approximately $0.6 million and $1.7 million in the third quarter and first nine months of 2023, respectively, compared to $0.8 million and $2.5 million in the third quarter and first nine months of fiscal 2022, respectively. Most tariffs on China-sourced products have been recovered through price increases.

Gross margin as a percentage of sales was 25% in the third quarter and 23% in the first nine months of 2023 compared to 23% in the third quarter and 22% in the first nine months of fiscal 2022. Our gross margins in the third quarter and first nine months of 2023 reflect the impact of price increases to customers to recover increases in raw material costs.

Product development expense increased $0.4 million, or 41%, in the third quarter of 2023 and increased $1.1 million, or 34%, in the first nine months of 2023 compared to the corresponding periods in 2022 as we continue to invest in new products at Eberhard, Velvac and Big 3. As a percentage of net sales, product development costs were 2.2% and 2.1% for the third quarter and first nine months of 2023, respectively, compared to 1.4% and 1.5% for the corresponding periods in 2022.

Selling general and administrative expenses decreased $0.4 million, or 4%, in the third quarter of 2023 when compared to the third quarter of 2022 primarily due to lower legal, professional, and selling costs and payroll-related expenses. Selling general and administrative expenses increased $2.8 million, or 9%, in the first nine months of 2023 when compared to the corresponding period in 2022 primarily due to severance and other accrued compensation expenses of $1.8 million related to the elimination of the chief operating officer position and the departure of our previous chief executive officer during the first quarter of 2023 and legal, professional, and selling costs and payroll-related expenses during the first six months of 2023. The increase in selling expenses reflects our investments in sales capabilities and change in management personnel.

Interest expense increased $0.4 million in the third quarter and $1.0 million in the first nine months of 2023 compared to the corresponding periods in 2022 due to higher borrowing rates.

Other income decreased $1.3 million in the third quarter of 2023 and decreased $2.6 million in the first nine months of 2023 compared to the corresponding periods in 2022. The decrease in other income of $1.3 million in the third quarter of 2023 was primarily driven by unfavorable pension costs of $0.3 million in the third quarter of 2023, while in the third quarter of 2022 the Company had a favorable pension cost adjustment of $0.4 million, and a $0.6 million gain on the sale of the Company’s corporate office building in the third quarter of 2022. The decrease in other income of $2.6 million for the first nine months of 2023 when compared to the corresponding period in 2022 was primarily driven by unfavorable pension costs of $0.9 million for the first nine months of 2023, while in the first nine months of 2022 the Company had favorable pension cost adjustments of $1.3 million, $1.4 million expense associated with the closure of Associated Toolmakers, Ltd. in the second quarter of 2023, an unfavorable working capital adjustment of $0.4 million in the first quarter of 2023 related to the sale of the Greenwald business, partially offset by a $1.6 million favorable adjustment for the final settlement of our swap agreement with Santander in the second quarter of 2023, while in the first quarter of 2022 the Company had a loss on the sale of the Wheeling, IL building of $0.3 million and a gain of $0.6 million on the sale of the Company’s corporate office building in the third quarter of 2022.

Net income from continuing operations for the third quarter of fiscal 2023 was $3.1 million, or $0.49 per diluted share compared to net income from continuing operations of $4.5 million, or $0.72 per diluted share, for the comparable period in 2022. In the first nine months of 2023 net income from continuing operations was $5.1 million, or $0.81 per diluted share, compared to net income from continuing operations of $10.9 million, or $1.74 per diluted share, for the comparable period in 2022.

A more detailed analysis of the Company’s results of operations and financial condition follows.

Results of Operations

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of income as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	75.1%	76.9%	77.2%	77.6%
Gross margin	24.9%	23.1%	22.8%	22.4%
Product development expense	2.1%	1.4%	2.0%	1.5%
Selling and administrative expense	14.8%	14.1%	16.0%	14.3%
Operating Profit	8.0%	7.6%	4.8%	6.6%

The following table shows the change in sales and operating profit for the third quarter and first nine months of 2023 compared to the third quarter and first nine months of 2022 (dollars in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2023	September 30, 2023

Net Sales	$(6,001)	$(3,723)

Volume	-14.0%	-4.9%
Price	4.6%	2.1%
New products	1.0%	1.0%
	-8.4%	-1.8%

Operating Profit	$(197)	$(4,010)

Liquidity and Sources of Capital

The Company generated approximately $19.2 million of cash from continuing operations during the first nine months of fiscal 2022 compared to consuming approximately $0.3 million during the first nine months of fiscal 2022. Cash flow from operations in the first nine months of 2023 was higher when compared to the corresponding period in 2022 primarily due to reductions in inventory and accounts receivable. See Note G - Debt for further discussion on the Company’s debt facilities.

Additions to property, plant and equipment for continuing operations were approximately $4.7 million and $1.7 million for the first nine months of 2023 and 2022, respectively. As of September 30, 2023, there were approximately $1.5 million of outstanding commitments for capital expenditures.

The following table shows key financial ratios at the end of each specified period:

	Third Quarter 2023	Third Quarter 2022	Fiscal Year 2022
Current ratio	2.6	2.9	2.7
Average days’ sales in accounts receivable	58	67	56
Inventory turnover	3.5	3.2	3.4
Total debt to shareholders’ equity	37.8%	60.3%	50.7%

The following table shows important liquidity measures as of the balance sheet date for each specified period or for the period, as applicable (in millions):

	Third Quarter 2023	Third Quarter 2022	Fiscal Year 2022
- Held in the United States	$7.3	$3.2	7.4
- Held by a foreign subsidiary	2.2	2.5	2.8
	9.5	5.7	10.2

Working capital	73.5	90.6	78.3
Net cash provided by (used in) operating activities	19.2	(0.3)	7.4
Change in working capital impact on net cash used in operating activities	7.7	(16.5))	(5.2)
Net cash (used in) provided by investing activities	(3.0)	0.8	5.1
Net cash used in financing activities	(16.9)	(0.5))	(11.8)

Inventories of $60.6 million as of September 30, 2023, represent a decrease of 6.2% as compared to $64.6 million at the end of fiscal year 2022 and a decrease of 10.2% as compared to $67.5 million at the end of the third quarter of fiscal 2022. Accounts receivable, less allowances, were $42.8 million as of September 30, 2023, as compared to $42.9 million at 2022 fiscal year end and $50.9 million at the end of the third quarter of fiscal 2022.

On June 16, 2023, the Company entered into a credit agreement with TD Bank, N.A., Wells Fargo Bank, Bank of America, and M&T Bank as lenders (the “Credit Agreement”), and incurred indebtedness under the Credit Agreement in the aggregate principal amount of $60 million in the form of a term loan, the proceeds of which were used to repay the Company’s remaining outstanding term loan and to terminate its existing credit facility with Santander Bank.  See Note G for additional information regarding the terms of the Credit Agreement, including repayment terms, interest rates and applicable loan covenants. Under the terms of the Credit Agreement, the Company is subject to restrictive covenants that limit our ability to, among other things, incur additional indebtedness, pay dividends or make other distributions, and consolidate, merge, sell or otherwise dispose of assets, as well as financial covenants that require us to maintain a fixed charge coverage ratio and a maximum senior net leverage ratio.  These covenants may limit how we conduct our business, and in the event of certain defaults, our repayment obligations may be accelerated. We were in compliance with all our covenants as of September 30, 2023.

Cash, cash flow from operating activities and funds available under the revolving credit portion of the Credit Agreement are expected to be sufficient to cover future foreseeable working capital requirements in the short-term (i.e., the next 12 months from September 30, 2023) and separately in the long-term (i.e., beyond the next 12 months). However, the Company cannot provide any assurances of the availability of future financing or the terms on which it might be available. In addition, the interest rate on borrowings under the Credit Agreement varies based on our senior net leverage ratio, and the Credit Agreement requires us to maintain a senior net leverage ratio not to exceed 3.50 to 1 and a fixed charge coverage ratio to be not less than 1.25 to 1. A decrease in earnings due to the impact of current economic conditions and inflationary pressures or the resulting harm to the financial condition of our customers, or an increase in indebtedness incurred to offset such a decrease in earnings, would have a negative impact on our senior net leverage ratio and our fixed charge coverage ratio, which in turn would increase the cost of borrowing under the Credit Agreement and could cause us to fail to comply with the covenants under our Credit Agreement.

In addition to funding capital requirements, we may use available cash to pay down our indebtedness, to make investments, which may include investments in publicly traded securities, or to make acquisitions that we believe will complement or expand our existing businesses.

As of the end of the third quarter of 2023, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Reconciliation of Non-GAAP Measures
Adjusted Net Income and EPS from Continuing Operations Calculation
For the Three and Nine Months ended September 30, 2023 and October 1, 2022
($000's)

	Three Months Ended			Nine Months Ended
	September 30, 2023	October 1, 2022		September 30, 2023		October1,2022
Net income from continuing operations as reported per generally accepted accounting principles (GAAP)	$3,062	$4,496		$5,068		$10,883

Earnings per share from continuing operations as reported under generally accepted accounting principles (GAAP):

Basic	$0.49	$0.72		$0.81		$1.75
Diluted	$0.49	$0.72		$0.81		$1.74

Adjustments:
Loss on sale of Wheeling, IL building, net of tax	-	-		-		202	A
Gain on sale of Eastern corporate office building, net of tax	-	(474)	B	-		(474)	B
Severance and accrued compensation, net of tax	-	-		1,349	C	-
Greenwald final sale adjustment		-		293	D	-
Associated Toolmakers, Ltd. closure, net of tax		-		1,086	E	-
Total adjustments (non-GAAP)	$-	$(474)		$2,728		$(272)

Adjusted net income from continuing operations	$3,062	$4,022		$7,796		$10,611

Adjusted earnings per share from continuing operations (non-GAAP):

Basic	$0.49	$0.65		$1.25		$1.70
Diluted	$0.49	$0.65		$1.24		$1.70

A) Loss on sale of building in Wheeling, IL
B) Gain on sale of Eastern corporate office building
C) Severance expenses associated with accrued compensation and severance related to the elimination of the
Chief Operating Officer position and the departure of the former Chief Executive Officer
D) Final settlement of working capital adjustment associated with Greenwald sale
E) Associated Toolmakers, Ltd. closure costs

Reconciliation of Non-GAAP Measures
Adjusted EBITDA from Continuing Operations Calculation
For the Three and Nine Months ended September 30, 2023 and October 1, 2022
($000's)

	Three Months Ended			Nine Months Ended
	September 30, 2023	October 1, 2022		September 30, 2023		October1,2022

Net income from continuing operations as reported per generally accepted accounting principles (GAAP)	$3,062	$4,496		$5,068		$10,883

Interest expense	1,068	646		2,575		1,584
Provision for income taxes	984	1,423		1,679		3,498
Depreciation and amortization	1,851	1,756		5,472		5,389
Loss on sale of Wheeling, IL building	-	-		-		269	A
Gain on sale of Eastern corporate office building	-	(624	)B	-		(624	)B
Severance and accrued compensation	-	-		1,799	C	-
Greenwald final sale adjustment	-	-		390	D	-
Associated Toolmakers, Ltd. closure, net of tax	-	-		1,448	E	-
Adjusted EBITDA from continuing operations	$6,965	$7,697		$18,431		$20,999

A) Loss on sale of building in Wheeling, IL
B) Gain on sale of Eastern corporate office building
C) Severance expenses associated with accrued compensation and severance related to the elimination of the
Chief Operating Officer position and the departure of the former Chief Executive Officer
D) Final settlement of working capital adjustment associated with Greenwald sale
E) Associated Toolmakers, Ltd. closure costs

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of the Company’s status as a smaller reporting company pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is not required to provide information under this Item 3.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of September 30, 2023, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Exchange Act Rule 13a-15.  As defined in Exchange Act Rules 13a-15(e) and 15d-15(e), “the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”

The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO have concluded that these controls and procedures are effective at the “reasonable assurance” level as of September 30, 2023.

Changes in Internal Control Over Financial Reporting:

During the period covered by this Quarterly Report on Form 10-Q, there were no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company is a party to various legal proceedings from time to time related to its normal business operations. As of the end of the quarter ended September 30, 2023, the Company does not have any material pending legal proceedings, other than as set forth in Part I, Item 3, Legal Proceedings, of the 2022 Form 10-K, or any material legal proceedings known to be contemplated by governmental authorities.

ITEM 1A – RISK FACTORS

The Company’s business is subject to several risks, some of which are beyond its control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the Company’s shareholders should carefully consider the risk factors discussed in Part I, Item 1A, Risk Factors of the 2022 Form 10-K. These risk factors could have a material adverse effect on the Company’s business, results of operations, financial condition and/or liquidity and could cause our operating results to vary significantly from period to period. As of September 30, 2023, there have been no material changes to the risk factors disclosed in the 2022 Form 10-K. The Company may disclose changes to such risk factors or disclose additional risk factors from time to time in its future filings with the SEC. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition, or operating results.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 2, 2023, the Company’s existing share purchase program expired, under which the Company repurchased a total of 139,716 shares of Company common stock. On August 21, 2023, the Company announced that the Board of Directors of the Company had approved a new share repurchase program authorizing the Company to repurchase up to 200,000 shares of the Company’s common stock through August 20, 2028. The Company’s new share repurchase program does not obligate it to acquire the Company’s common stock at any specific cost per share. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. Below is a summary of the Company’s share repurchases during the third quarter of 2023 under the new share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
July 2, 2023 – July 29, 2023	-	$-	-	-

July 30, 2023 – August 26, 2023	-	-	-	200,000

August 27, 2023 – September 30, 2023	13,238	18.55	13,238	186,762

Total	13,238	$18.55	13,238	186,762

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

THE EASTERN COMPANY
(Registrant)

DATE: November 7, 2023	/s/ Mark Hernandez
Mark Hernandez President and Chief Executive Officer

DATE: November 7, 2023	/s/ Nicholas Vlahos
Nicholas Vlahos Vice President and Chief Financial Officer

