Form 10-K
period 2023-12-30
EASTERN CO
filed 2024-03-12
CIK 31107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 30, 2023

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

As of July 1, 2023, the last day of registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $88,742,320 (based on the closing sales price of the registrant’s common stock on the last trading date prior to that date). Shares of the registrant’s common stock held by each officer and director and shares held in trust by the pension plans of the Company have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 15, 2024, 6,208,126 shares of the registrant’s common stock, no par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this report is incorporated herein by reference to portions of the proxy statement for the Company’s 2024 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 30, 2023.

The Eastern Company

Form 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 30, 2023

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES

LITIGATION REFORM ACT OF 1995

Statements contained in this Annual Report on Form 10-K of The Eastern Company (together with its consolidated subsidiaries, unless otherwise specified or suggested by the context, the “Company,” “Eastern,” “we,” “us,” or “our”) that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.   Forward-looking statements may be identified by the use of forward-looking terminology such as “would,” “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “plan,” “potential,” “opportunities,” or similar terms or variations of those terms or the negative of those terms. There are many factors that affect the Company’s business and the results of its operations and that may cause the actual results of operations in future periods to differ materially from those currently expected or anticipated. These factors include:

•

the impact of higher raw material and component costs and cost inflation, supply chain disruptions and shortages, particularly with respect to steel, plastics, scrap iron, zinc, copper, and electronic components;

•	delays in delivery of our products to our customers;
•

the impact of global economic conditions and rising interest rates, and more specifically conditions in the automotive, construction, aerospace, energy, oil and gas, transportation, electronic, and general industrial markets, including the impact, length and degree of economic downturns on the customers and markets we serve and demand for our products, reductions in production levels, the availability, terms and cost of financing, including borrowings under credit arrangements or agreements, the potential impact of bank failures on our ability to access financing or capital markets, and the impact of market conditions on pension plan funded status;

•	restrictions on operating flexibility imposed by the agreement governing our credit facility;
•

risks associated with doing business overseas, including fluctuations in exchange rates and the inability to repatriate foreign cash, the impact on cost structure and on economic conditions as a result of actual and threatened increases in trade tariffs and the impact of political, economic, and social instability;

•	the inability to achieve the savings expected from global sourcing of materials;
•	lower-cost competition;
•	our ability to design, introduce and sell new or updated products and related components;
•	market acceptance of our products;
•	the inability to attain expected benefits from acquisitions or the inability to effectively integrate acquired businesses and achieve expected synergies;
•	costs and liabilities associated with environmental compliance;
•

the impact of climate change, natural disasters, geopolitical events, and public health crises, including pandemics (such as COVID-19) and epidemics, and any related Company or government policies or actions;

•

military conflict (including the Russia/Ukraine conflict, the conflict in Israel and surrounding areas, the possible expansion of such conflicts and geopolitical consequences) or terrorist threats and the possible responses by the U.S. and foreign governments;

•	failure to protect our intellectual property;
•	cyberattacks; and
•	materially adverse or unanticipated legal judgments, fines, penalties, or settlements.

The Company is also subject to other risks identified and discussed in Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K and that may be identified from time to time in our quarterly reports on Form 10-Q, current reports on Form 8-K and other filings we make with the Securities and Exchange Commission (the “SEC”). Although the Company believes it has an appropriate business strategy and the resources necessary for its operations, future revenue and margin trends cannot be reliably predicted and the Company may alter its business strategies to address changing conditions. Also, the Company makes estimates and assumptions that may materially affect reported amounts and disclosures. These relate to valuation allowances for accounts receivable and excess and obsolete inventories, accruals for pensions and other postretirement benefits (including forecasted future cost increases and returns on plan assets), provisions for depreciation (estimating useful lives), uncertain tax positions, and, on occasion, accruals for contingent losses. The Company undertakes no obligation to update, alter, or otherwise revise any forward-looking statements, whether written or oral, that may be made from time to time, whether because of new information, future events, or otherwise, except as required by law.

PART I

ITEM 1 BUSINESS

General Development of Business

The Eastern Company was incorporated under the laws of the State of Connecticut in October 1912, succeeding a co-partnership established in October 1858. The businesses of the Company design, manufacture and sell unique engineered solutions for industrial markets.

Today, the Company maintains fifteen physical locations across North America and Asia.

BUSINESS HIGHLIGHTS

On June 29, 2023, the Company acquired certain assets of Sureflex, Inc. (“Sureflex”). Sureflex, which  manufactures tractor-trailer electrical connection cable assemblies, is part of Eastern’s Velvac subsidiary.

On May 1, 2023, the Company announced plans to close Associated Toolmakers, Limited, its European mold tooling service facility based in the U.K. The closure was completed in the second quarter of 2023.

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

Eastern manages the financial, operational, and strategic performance of its businesses to increase cash generation, operating earnings, and long-term shareholder value. Among other things, Eastern monitors the financial and operational performance of each of its businesses and instills consistent financial discipline. Eastern’s management analyzes and pursues prudent organic growth strategies and works to execute attractive external growth and acquisition opportunities.

In addition, Eastern recruits and retains talented managers to operate its businesses. We look for leaders who are accountable, maintain cost discipline, act quickly, and build strong followership.

The Eastern Company has one reportable segment: Engineered Solutions. The Engineered Solutions segment provides engineered solutions to support our customers’ needs primarily in the commercial transportation and logistics markets. The Chief Operating Decision Maker (CODM) uses both segment gross profit and segment profit or loss from operations before interest and income taxes to allocate resources (including employees, property, and financial or capital resources) for the Engineered Solutions segment predominantly in the annual budget and forecasting process.

Company Operations

The Engineered Solutions segment consists of Big 3 Precision, including Big 3 Precision Products Inc. (“Big 3 Products”) and Big 3 Mold Services, Inc. (“Big 3 Mold”), and Hallink Moulds, Inc. (“Hallink Moulds” or “Hallink”); Eberhard Manufacturing Company (“Eberhard Manufacturing”), Eastern Industrial Ltd, World Lock Company Ltd., Dongguan Reeworld Security Products Ltd., and World Security Industries (together, “Eberhard”); and Velvac Holdings Inc. (“Velvac”). These businesses design, manufacture, and market a diverse product line of custom and standard vehicular and industrial hardware, including turnkey returnable packaging solutions, access and security hardware, mirrors, and mirror-cameras.

Big 3 Products and Big 3 Mold’s turnkey returnable packaging solutions are used in the assembly processes of vehicles, aircraft, and durable goods and in the production processes of plastic packaging products, packaged consumer goods and pharmaceuticals. Big 3 Products works with leading OEMs to design and produce custom returnable transport packaging to integrate with OEM assembly processes. Big 3 Mold is a global leader in the design and manufacture of blow mold tools. Hallink Moulds is a leader in innovative injection blow mold tooling and is a leading supplier of blow molds and change parts to the food, beverage, healthcare, and chemical industries. Hallink specializes in the design, development and manufacture of 2-step stretch blow molds, and related components for the stretch blow molding industry offering integrated turnkey solutions to its customers worldwide.

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

The health and safety of our employees is also a top priority. Our focus on the reduction of injuries and illnesses has significantly improved our safety performance. We have attained these improvements by fostering a global safety culture supported with regular training and education that includes robust systems and philosophies centered on personal responsibility and accountability. The Board established an Environment, Health, and Safety Committee in 2019. This committee is responsible for reviewing the overall performance of the Company’s health and safety program and making recommendations to management. There is a high level of leadership engagement, ensuring installation and maintenance of appropriate safety equipment at all our manufacturing sites worldwide combined with vigorous reviews of root causation and systemic corrective actions of any safety incidents that may occur.

Employee levels are managed to align with business demand and management believes it currently has sufficient human capital to operate its business successfully. As of December 30, 2023, we employed 1,199 full-time employees: 614 in the United States and 585 in other countries. Approximately 21% of employees in the United States are represented by collective bargaining agreements. We believe that our relations with employees, unions and works’ councils are in good standing.

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

Customers of the Company are broad-based by geography and by market, and sales are not highly concentrated by customer. Only one customer exceeded 10% of accounts receivable for each of fiscal 2023 and fiscal 2022. Foreign sales were not significant for the fiscal years 2023 and 2022.

The Company encounters competition in its business. Imports from Asia and Latin America with favorable currency exchange rates and low-cost labor have created additional pricing pressure. The Company competes successfully by offering high-quality, custom engineered products on a timely basis. To compete, the Company deploys internal engineering resources, maintains cost effective manufacturing capabilities through its wholly owned Asian subsidiaries, expands its product lines through product development and acquisitions, and maintains sufficient inventory for fast turnaround of customer orders.

The Company does not anticipate that compliance with federal, state, or local environmental laws or regulations is likely to have a material effect on the Company’s capital expenditures, earnings, or competitive position.

The Company obtains materials from nonaffiliated domestic sources, as well as from Company-affiliated and unaffiliated sources in Asia. Availability and prices of raw materials and outside services were affected by measures taken in response to the COVID-19 pandemic, as well as by global trade restrictions, for some of the Company’s businesses during 2022. Raw materials and outside services were more readily available in 2023.

The Company’s ratio of working capital (current assets less current liabilities) to sales was 25.6% in 2023 and 26.1% in 2022. Working capital includes cash held in various foreign subsidiaries. Other factors affecting working capital include our average days’ sales in accounts receivable, inventory turnover ratio and payment of vendor accounts payable. In some cases, the company must hold extra inventory due to extended lead time in receiving products ordered from our foreign subsidiaries to ensure the product is available for our customers. The Company continues to monitor working capital needs with the goal of reducing our ratio of working capital to sales.

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

International operations have been and could in the future be adversely affected by changes in political and economic conditions, trade protection measures, restrictions on repatriation of earnings, differing intellectual property rights and changes in regulatory requirements that restrict the sales of products or increase costs. Changes in exchange rates between the U.S. dollar and foreign currencies could result in increases or decreases in earnings and may adversely affect the value of the Company’s assets outside the United States. Increased pricing in response to fluctuations in foreign currency exchange rates may offset portions of the currency impacts but could also have a negative impact on demand for the Company’s products, which would affect sales and profits. Some of the Company’s competitors import products from Asia and Latin America that benefit from favorable currency exchange rates and lower cost labor, which has created downward pricing pressure with respect to the Company’s products that is likely to continue. Exchange rate fluctuations have at times and could in the future exacerbate this pricing pressure and impair the ability of the Company’s products to compete with products imported from regions with favorable exchange rates.

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

Raw materials needed to manufacture the Company’s products are obtained from numerous suppliers. Under normal market conditions, these raw materials are readily available on the open market from a variety of producers. However, from time to time, the prices and availability of these raw materials fluctuate due to changes in existing and expected rates of inflation, which could impair the Company’s ability to procure the required raw materials for its operations or increase the cost of manufacturing its products. For example, supply shortages and supply chain disruptions originally triggered by shutdowns and other restrictions imposed to slow the spread and resurgence of COVID-19 impacted the prices and availability of certain raw materials and components used in the production of the Company’s products. The Company may be unable to pass all of these price increases on to its customers and could experience reductions in its profit margins. Any decrease in the availability of raw materials could impair the Company’s ability to meet production requirements in a timely manner or at all. Similarly, any prolonged interruption in service by one of our key component suppliers could have a material adverse effect on our business, results of operations and financial condition. Additionally, we may not be able to establish additional or replacement suppliers for such components within a reasonable period of time, or on commercially reasonable terms, if at all, which could result in delays or interruptions in our operations, which in turn would adversely affect our business, results of operations and financial condition.

The Company faces active global competition and if it does not compete effectively, its business may suffer.

The Company encounters competition in all its business operations, and imports from Asia and Latin America with favorable currency exchange rates and low-cost labor have resulted in pricing pressure. The Company competes with other companies that offer comparable products or that produce different products appropriate for the same uses. To remain profitable and defend market share, the Company must continue to offer high quality custom engineered products on a timely basis, develop new products or update existing products to compete with new or updated products introduced by competitors, deploy internal engineering resources, maintain cost-effective manufacturing capabilities through its wholly owned Asian subsidiaries, expand its product lines through product development and acquisitions, and maintain sufficient inventory for fast turnaround of customer orders. Additionally, technological developments and enhancements of products and services offerings in our industry may require an expanded use of artificial intelligence (“AI”) and machine learning; if we are unable to keep pace with the rate of these and other developments, our ability to effectively compete could be adversely affected. We expect the level of competition to remain high in the future, which, if not effectively matched or exceeded, could limit our ability to maintain or increase our profitability. The Company may not be able to compete effectively on all these fronts and with all its competitors, and the failure to do so could have a material adverse effect on its sales and profit margins.

Furthermore, the Company may have to reduce prices on its products and services, or make other concessions, to stay competitive and retain market share. Price reductions taken by the Company in response to customer and competitive pressures, as well as price reductions and promotional actions taken to drive demand that may not result in anticipated sales levels, could also negatively impact the Company’s business.

Tariffs, trade sanctions and political instability may impact the availability or cost of raw materials, which could adversely affect our margins, ability to meet customer demand, business, results of operations and financial condition.

The Company obtains raw materials used in the production of its products from domestic sources, as well as from Company-affiliated and unaffiliated sources in Asia. Changes in international trade duties and other aspects of international trade policy, both in the United States and abroad, could materially impact the cost of these raw materials. For example, from March 2018 until March 2021, the United States imposed an additional 25% tariff under Section 232 of the Trade Expansion Act of 1962, as amended, on steel products imported into the United States. While these tariffs have mostly been lifted on imports from countries other than China, imports from many jurisdictions are subject to limitations on volume, after which substantial tariffs will be reimposed. The United States also imposed a 10% tariff on all aluminum imports into the United States, with initial exemptions for aluminum imported from certain U.S. trading partners. Such actions could increase steel and aluminum costs and decrease supply availability. In response to the invasion of Ukraine by the military forces of the Russian Federation, the United States, the European Union, and other jurisdictions have imposed sanctions that, among other things, prohibit the importation of a wide array of commodities and products from Russia, which is a major global supplier of nickel. Any increase in nickel, steel and/or aluminum prices that is not offset by an increase in the Company’s prices could have an adverse effect on the Company’s business, financial position, results of operations or cash flows. In addition, if the Company is unable to acquire timely nickel, steel or aluminum supplies, the Company may need to decline customer orders, which could also have an adverse effect on the business, financial position, results of operations or cash flows of the Company.

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

Acquisitions involve risk, including difficulties in the integration of the operations, technologies, services, and products of the acquired companies and the diversion of management’s attention from other business concerns. Although the Company’s management will endeavor to evaluate the risks inherent in any particular transaction, there can be no assurances that the Company’s management will properly ascertain all such risks. In addition, prior acquisitions have resulted, and future acquisitions could result in the incurrence of substantial debt and other expenses. Future acquisitions may also result in potentially dilutive issuances of equity securities. Difficulties encountered with acquisitions may have a material adverse effect on our business, financial condition, and results of operations.

We may be unable to successfully execute or effectively integrate businesses we may acquire in the future.

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

If the Company’s security measures are breached, an unauthorized party may obtain access to the Company’s data or users’ or customers’ data. In addition, cyberattacks and similar acts could lead to interruptions and delays in operations or customer processing or a loss or breach of the Company’s or a customer’s data. Because the techniques used to obtain unauthorized access, disable, or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, the Company may be unable to anticipate these techniques or to implement adequate preventative measures. The risk that these types of events could seriously harm the Company’s business is likely to increase as the Company expands its reliance on technology for its operations and order processing.

Data breaches and other serious cybersecurity incidents have increased globally, along with the methods, techniques, and complexity of attacks, including use of viruses, ransomware and other malicious software, phishing, and other efforts to discover and exploit any design flaws, bugs, or other security vulnerabilities. Continued geopolitical turmoil, including the ongoing conflict between Russia and Ukraine, has heightened the risk of cyberattacks. We have been, and likely will continue to be, subject to such cyberattacks, although none has had a material impact on our operations. Also, the same cybersecurity threats exist for the third parties with whom we interact and share information and cyberattacks on third parties that possess or use our customer, personnel and other information could adversely impact us in the same way as would a direct cyberattack on us. The Company is subject to federal, state, and international laws and regulations relating to the collection, use, retention, security and transfer of personally identifiable information and individual payment data. The information, security and privacy requirements imposed by such laws and regulations are constantly evolving and are becoming increasingly demanding in the United States and other jurisdictions in which the Company operates. In addition, the interpretation and application of consumer and data protection laws in the United States and elsewhere are often uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with the Company’s data practices. If so, in addition to the possibility of fines or other penalties, this could result in an order requiring that the Company change its data practices, which could be costly, divert management attention, and have an adverse effect on the Company’s business and results of operations. The Company has incurred and may continue to incur significant costs relating to compliance with these laws and regulations, including costs related to updating certain business practices and systems and ensuring continued compliance. Further, any changes to laws or regulations, including new restrictions or requirements applicable to our business, or an increase in enforcement of existing laws and regulations, could expose the Company to additional costs and liability.

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

The Company is an “accelerated filer” as defined in Rule 12b-2 under the Exchange Act and is thus required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires the Company to include in its Annual Report on Form 10-K management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of the end of the fiscal period for which the Company is filing the report. This report must also include disclosure of any material weaknesses in internal control over financial reporting that the Company has identified. Additionally, the Company’s independent registered public accounting firm is required to issue a report on the Company’s internal control over financial reporting and their evaluation of the operating effectiveness of the Company’s internal control over financial reporting. The Company’s assessment requires it to make subjective judgments, and the independent registered public accounting firm may not agree with the Company’s assessment. If the Company or its independent registered public accounting firm were unable to complete the assessments within the period prescribed by Section 404 and thus be unable to conclude that the internal control over financial reporting is effective, investors could lose confidence in the Company’s reported financial information, which could have an adverse effect on the market price of the Company’s common stock or impact the Company’s borrowing ability. In addition, changes in operating conditions and changes in compliance with policies and procedures currently in place may result in inadequate internal control over financial reporting in the future.

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

Natural disasters, changes in climate, geo-political events and public health crises, including pandemics (such as COVID-19) and epidemics, and any related Company or government policies or actions may negatively impact our business.

Natural disasters, changes in climate, geo-political events, and public health crises, including pandemics (such as COVID-19) and epidemics, as well as Company or government policies adopted or actions taken as a result of such events, could materially adversely affect our business and financial performance. The occurrence of one or more natural disasters, such as hurricanes, tropical storms, floods, fires, earthquakes, tsunamis, cyclones, typhoons, weather conditions such as major or extended winter storms, droughts and tornadoes, whether as a result of climate change or otherwise, severe changes in climate, geo-political events, such as war, civil unrest or terrorist attacks, or public health crises in a country in which we operate or in which our suppliers are located could result in loss of human life, significant property and equipment damage, environmental pollution, or reputational harm and could adversely affect our operations and financial performance. Our business and operations may be disrupted if we do not respond, or are perceived not to respond, in an appropriate manner to any of these hazards and risks or any other major crisis or if we are unable to efficiently restore or replace affected operational components and capacity. Countermeasures to address global health crises, epidemics or pandemics, such as those that were taken to reduce the spread of COVID-19, may result in reduced demand for our products; disruptions to our supply chain, the global economy or financial or commodity markets; disruptions in our contractual arrangements with our service providers, suppliers and other counterparties; failures by our suppliers, contract manufacturers, contractors, joint venture partners and external business partners, to meet their obligations to us; or reduced workforce productivity. Any such occurrence could materially and adversely impact our financial condition, results of operations, cash flows or liquidity position. Further, our insurance may not be adequate to compensate us for all resulting losses described above, and the cost to obtain adequate coverage may increase for us in the future or may not be available.

The Company could be subject to litigation, which could have a material impact on the Company’s business, financial condition, or results of operations.

From time to time, the Company’s operations are parties to or targets of lawsuits, claims, investigations, and proceedings, including product liability, personal injury, patent, and intellectual property, commercial, contract, and environmental and employment matters, which are defended and settled in the ordinary course of business. Any litigation to which the Company may be subject could have a material adverse effect on its business, financial condition, or results of operations. See Item 3 – Legal Proceedings of this Form 10-K for a discussion of current litigation.

The Company could be subject to additional tax liabilities.

The Company is subject to income tax laws of the United States, its states, and municipalities and those of other foreign jurisdictions in which the Company has business operations. These laws are complex, evolving, and subject to interpretation by the taxpayer and the relevant governmental taxing authorities.

The Company’s future annual and quarterly tax rates could be affected by numerous factors, including changes in the (1) applicable tax laws; (2) composition of earnings in countries with differing tax rates; or (3) recoverability of our deferred tax assets and liabilities. Beginning in 2022, the U.S. Tax Cuts and Jobs Act of 2017 eliminated the existing option to deduct research and development expenditures and requires taxpayers to amortize them over five years pursuant to IRC Section 174. This requirement is expected to reduce our cash flow. In August 2022, the United States enacted the Inflation Reduction Act of 2022 (the “IRA”) which includes a new 15% corporate minimum tax as well as a 1% excise tax on fair value of corporate stock repurchases made after December 31, 2022. The IRA could have a negative impact on our tax position. Many countries and organizations such as the Organization for Economic Cooperation and Development are also actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our results of operations.

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

The Company is subject to a variety of laws, regulations, rules, and policies in both the U.S. and foreign countries that are costly to comply with, can result in negative publicity and diversion of management time and effort, and can subject the Company to claims or other remedies. These laws, regulations, rules, and policies could relate to any of an array of issues including, but not limited to, data privacy and security, environmental, tax, intellectual property, trade secrets, product liability, contracts, antitrust, employment, securities, import/export, and unfair competition. These laws and regulations may differ in different jurisdictions and are subject to change. The cost of maintaining compliance under multiple and changing regulatory regimes, and expenditures that may be required to comply with new laws and regulations, may adversely affect the Company’s business, financial condition, and results of operations. In the event that the Company fails to comply with or violates applicable U.S. or foreign laws or regulations or customer policies, the Company could be subject to civil or criminal claims or proceedings that may result in monetary fines, penalties or other costs against the Company or its employees, which may adversely affect the Company’s operating results, financial condition, customer relations and ability to conduct its business.

Risks Related to Our Indebtedness

Indebtedness may affect our business and may restrict our operating flexibility.

As of December 30, 2023, the Company had $43.9 million in total consolidated indebtedness. Subject to restrictions contained in the Credit Agreement, the Company may incur additional indebtedness in the future, including indebtedness incurred to finance acquisitions. The level of indebtedness and servicing costs associated with that indebtedness could have important effects on our operation and business strategy. For example, the indebtedness could:

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

The Company’s ability to make scheduled principal payments, to pay interest on, or to refinance our indebtedness and to satisfy other debt obligations will depend upon future operating performance, which may be affected by factors beyond the Company’s control. In addition, there can be no assurance that future borrowings or the issuance of equity would be available to the Company on favorable terms for the payment or refinancing of the Company’s debt. If the Company were unable to service its indebtedness, the business, financial condition, and results of operations would be materially adversely affected.

The Credit Agreement contains covenants requiring the Company to achieve certain financial and operational results and maintain compliance with specified financial ratios. The Company’s ability to meet the financial covenants or requirements in the Credit Agreement may be affected by events beyond our control, and the Company may not be able to satisfy such covenants and requirements.

The Credit Agreement also contains several restrictive covenants that could adversely affect the Company’s ability to operate its business. These covenants restrict, among other things, the Company’s ability to:

•	Merge with or into another company or sell assets;
•	Grant liens;
•	Incur additional indebtedness;
•	Make investments or guarantee indebtedness of another person or entity;
•	Pay dividends, make distributions, or repurchase equity;
•	Engage in certain transactions with affiliates; and
•	Make certain changes to the Company’s business.

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

Risks Related to Global Economic Conditions

Global economic conditions have in the past and may in the future have a material adverse effect on the Company’s financial condition and operating results.

Global economic conditions have in the past and may in the future impact the Company’s results.  For example, volatile economic conditions that resulted from the COVID-19 pandemic led to economic slowdowns that caused contractions in some or all the markets we serve, and these impacts have continued and may continue for the foreseeable future. This has led to and may continue to lead to decreased demand for the Company’s products, which in turn has negatively impacted, and may continue to negatively impact, the Company’s financial condition and operating results. Other macroeconomic factors also remain dynamic, and any causes of market size contraction, and overall economic slowdowns could reduce the Company’s sales or erode operating margin, in either case reducing earnings.

Economic conditions or changes in asset returns interest rates could increase our pension plan funding obligations and reduce our profitability

In addition, pension plan funded status, the ratio of plan assets over plan liabilities, is largely influenced by current market conditions. To the extent asset returns and interest rates, which are used to discount future plan benefits, change from prior measurement periods, the plan’s funded ratio has the potential to change significantly. Declines in interest rates and projected rates of return could require us to make significant additional contributions to our pension plans in the future.

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

The Company depends on key management, sales and marketing and technical personnel, the loss of whom could harm its business.

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

The Company has been successful in negotiating new contracts over the years but cannot guarantee that will continue and the Company has, in the past experienced, and could in the future experience, temporary work stoppages during negotiation of such contracts. Failure to negotiate new union contracts, or any work stoppage that is prolonged, could result in the disruption of production, inability to deliver product, or several unforeseen circumstances, any of which could have an unfavorable material impact on the Company’s results of operations or financial condition. During 2024, no union contracts are scheduled to expire.

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

Although the Company is not dependent on any one customer, deterioration in several large customers at the same time could have an unfavorable material impact on the Company’s results of operations or financial condition. One customer represented 12% of total accounts receivable for fiscal 2023 and one customer represented 14% of total accounts receivable for fiscal 2022.

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

ITEM 1B UNRESOLVED STAFF COMMENTS

None.

ITEM 1C CYBERSECURITY

The Company’s Board recognizes the critical importance of maintaining the trust and confidence of our customers, clients, business partners and employees. The Board is actively involved in oversight of the Company’s risk management program, and cybersecurity represents a key component of the Company’s overall approach to enterprise risk management (“ERM”). The Company’s cybersecurity policies, standards, processes, and practices are fully integrated into the Company’s ERM program and are based on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards. In general, the Company seeks to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security, and availability of the information that the Company collects and stores by identifying, preventing, and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Risk Management and Strategy

As one of the critical elements of the Company’s overall ERM approach, the Company’s cybersecurity program is focused on the following key areas:

Governance: As discussed in more detail under the heading “Governance,” The Board’s oversight of cybersecurity risk management is supported by the Audit Committee of the Board (the “Audit Committee”), which regularly interacts with the Company’s ERM function, the Company’s Director of Information Technology & Cybersecurity, and other members of management and relevant management committees and councils, including management’s Cybersecurity Council.

Collaborative Approach: The Company has implemented a comprehensive, cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that are designed to provide for the prompt and appropriate internal reporting of certain cybersecurity incidents, either in the form of a single unauthorized occurrence or a series of unauthorized occurrences, so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.

Technical Safeguards: The Company deploys technical safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.

Incident Response and Recovery Planning: The Company has established and maintains comprehensive incident response and recovery plans intended to fully and timely address the Company’s response to a cybersecurity incident, and such plans are tested and evaluated on a regular basis.

Third-Party Risk Management: The Company maintains a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of the Company’s systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.

Education and Awareness:The Company provides regular, mandatory training for personnel regarding cybersecurity threats to equip the Company’s personnel with effective tools to proactively address cybersecurity threats and prevent incursions, and to communicate the Company’s evolving information security policies, standards, processes, and practices. Our awareness program includes assessment of our personnel’s preparedness through regular phishing e-mail alerts, highlighted banners that warn about external senders, and tests administered to help the Company’s personnel interrogate, navigate around, and avoid clicking suspicious and unfamiliar links from unknown senders.

The Company engages in the periodic assessment and testing of the Company’s policies, standards, processes, and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. The Company engages third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to the Audit Committee and the Board, and the Company adjusts its cybersecurity policies, standards, processes, and practices as appropriate based on the information provided by these assessments, audits, and reviews.

Governance

The Board, in coordination with the Audit Committee, oversees the Company’s ERM process, including the management of risks arising from cybersecurity threats. The Board and the Audit Committee each receive regular presentations and reports on cybersecurity risks, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends, and information security considerations arising with respect to the Company’s peers and third parties. The Board and the Audit Committee also receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, or that management otherwise deems to be significant, as well as ongoing updates regarding any such incident until it has been addressed. On an annual basis, the Board and the Audit Committee discuss the Company’s approach to cybersecurity risk management with the members of management’s Cybersecurity Council, which includes the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), Director of Risk, and Director of Information Technology & Cybersecurity.

The Cybersecurity Council, in coordination with the Company’s outside legal counsel, works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s incident response and recovery plans. To facilitate the success of the Company’s cybersecurity risk management program, multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, the Director of Information Technology & Cybersecurity and the Cybersecurity Council monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and report such threats and incidents to the Audit Committee when appropriate.

The Director of Information Technology & Cybersecurity has served in various roles in information technology and information security for over 25 years, including the design and management of operational and cybersecurity activities of two large public companies. The Director of Information Technology & Cybersecurity holds undergraduate and graduate degrees in computer science and is certified in NIST, CMMC, CIS, and GDPR. The Company’s CEO and CFO each hold undergraduate and graduate degrees in their respective fields, and each has over 20 years of experience managing risks at the Company and at similar companies, including risks arising from cybersecurity threats.

Cybersecurity threats, including as a result of previous cybersecurity incidents, have not materially affected and are not reasonably likely to affect the Company, including its business strategy, results of operations or financial condition.

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

Big 3 Precision in Kimball, Michigan leases 3,500 square feet of building space. The current lease expires on March 1, 2026, with an option to renew for an additional twelve months.

Hallink Moulds, a wholly owned subsidiary in Cambridge, Ontario, leases 15,000 square feet of building space. The building is industrial block and metal frame. The current lease expires on February 1, 2025, with the option to renew for an additional twenty-four months.

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

The World Lock Co. Ltd. Subsidiary leases 5,285 square feet of space in a building located in Taipei, Taiwan. The building is made from brick and concrete and is protected by a fire alarm and sprinklers. The current lease expires on October 28, 2026.

The Dongguan Reeworld Security Products Ltd. Subsidiary leases 103,800 square feet of space in concrete buildings that are in an industrial park in Dongguan, China. The current lease expires on May 31, 2027, and is renewable.

Velvac, Inc., a wholly owned subsidiary in New Berlin, Wisconsin, leases a 98,000 square foot building. The building includes 17,000 square feet of office space and 81,000 square feet of warehousing and distribution operations. The current lease expires on May 31, 2029.

Velvac, Inc. leases 100,000 square feet of warehouse space in Pharr, TX. The current lease expires on April 15, 2025.

Velvac de Reynosa, S. De R.L De C.V., a maquiladora wholly owned in Reynosa, Tamaulipas, Mexico, leases 225,000 square feet of building space located in an industrial park identified as Lots 2, 3 and 4. The building is one level and is made from brick and concrete. The current lease expires on December 1, 2030.

All owned properties are free and clear of any encumbrances.

ITEM 3 LEGAL PROCEEDINGS

The Company is party to various legal proceedings from time to time related to its normal business operations. Currently, the Company is not involved in any material pending legal proceedings, and no such material proceedings are known to the Company to be contemplated by governmental authorities.

In 2016, the Company created a plan to remediate a landfill of spent foundry sand maintained at the Company’s previously owned metal casting facility in New York. This plan was agreed to by the New York State Department of Environmental Conservation (the “NYSDEC”) on March 27, 2018. Based on estimates provided by the Company’s environmental engineers, the anticipated cost to remediate and monitor the landfill was $430,000. The Company accrued for and expensed the entire $430,000 in the first quarter of 2018 and fiscal 2017. In the fall of 2018, detailed construction drawings were prepared by an outside consultant in conjunction with informal progress reviews by the NYSDEC. Long-term groundwater monitoring commenced in April 2019. Verbal approval for the closure plan was received from the NYSDEC in May 2019, and written approval was received in October 2020. Construction of the closure remedies, including improved drainage system, regrading, and installation of a low permeability cap was completed in October 2021. A closure report and long-term maintenance plan were submitted to the NYSDEC in November 2021. In July 2023, the Company received NYSDEC approval for the closure report and long-term maintenance plan. The 30-year annual groundwater monitoring and site maintenance program is underway and will continue through 2048.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the NASDAQ Global Market under the symbol “EML.” The approximate number of record holders of the Company common stock on December 30, 2023 was 276.

The Company expects to continue its policy of paying regular cash dividends, although there can be no assurance as to future dividends because they are dependent on future earnings, capital requirements and financial conditions.

During fiscal years 2023 and 2022, there were no sales by the Company of its securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

On August 21, 2023, the Company announced that its Board had approved a new share repurchase program authorizing the Company to repurchase up to 200,000 shares of the Company’s common stock through August 20, 2028. The Company’s share repurchase program does not obligate it to acquire the Company’s common stock at any specific cost per share. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

The Company made the following share repurchases during the fourth quarter of 2023, as set forth in the table below:

Issuer Repurchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
	(a)	(b)	(c)	(d)
October 1, 2023 to October 28, 2023	10,000	$18.05	10,000	176,762
October 29, 2023 to November 25, 2023	6,762	17.44	6,762	170,000
November 26, 2023 to December 30, 2023	10,000	19.18	10,000	160,000

Total	26,762	18.32	26,762	160,000

ITEM 6 RESERVED

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s fiscal year ends on the Saturday nearest to December 31. Fiscal years 2023 and 2022 were each 52 weeks in length. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to results for “2023” or “fiscal year 2023” mean the fiscal year ended December 30, 2023, and references to results for “2022” or “fiscal year 2022” mean the fiscal year ended December 31, 2022. References to the “fourth quarter of 2023” or the “fourth fiscal quarter of 2023” mean the thirteen-week period from October 1, 2023 to December 30, 2023, and references to the “fourth quarter of 2022” or the “fourth fiscal quarter of 2022” mean the thirteen-week period from October 2, 2022 to December 31, 2022.

The following analysis excludes discontinued operations.

Summary

Sales for 2023 were $273.5 million compared to $279.3 million for 2022. Net income for 2023 was $8.6 million, or $1.37 per diluted share, compared to $11.1 million, or $1.77 per diluted share, for 2022. Sales for the fourth quarter of 2023 were $67.0 million compared to $69.1 million for the same period in 2022. Net income for the fourth quarter of 2023 was $3.5 million, or $0.56 per diluted share compared to $0.2 million, or $0.03 per diluted share, for the comparable 2022 period.

The Company’s backlog was $80.1 million on December 30, 2023, compared to $72.5 million on December 31, 2022, primarily due to an increase of $5.7 million in backlog at Big 3 for mold services and returnable packaging and an increase of $6.3 million in backlog related to the launch of new mirror programs for Class 8 trucks being awarded to our Velvac subsidiary, partially offset by a decrease of $4.4 million in backlog for locks and hardware at Eberhard.

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

As of December 30, 2023 and December 31, 2022, the Company’s allowance for doubtful accounts total was $0.6 million and $0.7 million, respectively. As of December 30, 2023, and December 31, 2022, the Company’s bad debt expense was $0.1 million and $0.2 million, respectively.

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

The inventory reserve for excess or obsolete inventory reduced the Company’s inventory valuation by $1.7 million and $1.9 million as of December 30, 2023 and December 31, 2022, respectively.

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

The Company performed its annual qualitative assessment as of the end of each of fiscal 2023 and 2022 on the carrying value of goodwill and determined that it is more likely than not that no impairment of goodwill existed as of such dates. See Note 3 – Accounting Policies – Goodwill, in Item 8, Financial Statements and Supplementary Data of this Form 10-K for more detail.

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

The expected long-term rate of return on assets is also developed with input from the Company’s actuarial firms. We consider the Company’s historical experience with pension fund asset performance, the current and expected allocation of our plan assets and expected long-term rates of return. The long-term rate-of-return assumption used for determining net periodic pension expense was 7.5% for both 2023 and 2022. The Company reviews the long-term rate of return each year.

Future actual pension income and expenses will depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in the Company’s pension plans.

The Company expects to make cash contributions of approximately $2,100,000 and $50,000 to our pension and other postretirement plans, respectively, in 2024.

In connection with our pension and other postretirement benefits, the Company reported income of $1.6 million and $3.3 million (net of tax) on its Consolidated Statement of Comprehensive Income for fiscal years 2023 and 2022, respectively. The main factor driving this income was the change in the discount rate during the applicable period.

Assumptions used to determine net periodic pension benefit cost for the fiscal years indicated were as follows:

	2023	2022
Discount rate	5.21% - 5.23%	2.75% - 2.81%
Expected return on plan assets	7.5%	7.5%
Rate of compensation increase	0.0%	0.0%

Assumptions used to determine net periodic other postretirement benefit cost for the fiscal years were as follows:

	2023	2022
Discount rate	5.28%	2.93%
Expected return on plan assets	4.0%	4.0%
Rate of compensation increase	4.3%	4.3%

The changes in assumptions had the following effect on the net periodic pension and other postretirement costs recorded in Other Comprehensive Income as follows:

	Year ended
	December 30,	December 31,
	2023	2022
Discount rate	$(1,829,210)	$26,970,888
Additional recognition due to significant event	--	--
Asset gain or (loss)	2,396,043	(22,838,898)
Amortization of:
Unrecognized gain or (loss)	1,303,879	1,552,085
Unrecognized prior service cost	4,241	70,493
Other	25,632	(1,538,804)
Comprehensive income, before tax	1,900,585	4,215,764
Income tax	(307,548)	(941,964)
Comprehensive income, net of tax	$1,593,037	$3,273,800

The Plan has been investing a portion of the assets in long-term bonds to better match the impact of changes in interest rates on its assets and liabilities and thus reduce volatility in Other Comprehensive Income. Please refer to Note 10 – Retirement Benefit Plans in Item 8, Financial Statements and Supplementary Data of this Form 10-K for additional disclosures concerning the Company’s pension and other postretirement benefit plans.

RESULTS OF OPERATIONS

Fourth Quarter 2023 Compared to Fourth Quarter 2022

The following table shows, for the fourth quarter of 2023 and 2022, selected line items from the consolidated statements of income as a percentage of net sales for the Company’s operations. The Company’s continuing operations include (1) Big 3 Precision, including Big 3 Products, Big 3 Mold, and Hallink Moulds; (2) Eberhard Manufacturing, Eastern Industrial Ltd., World Lock Company Ltd., Dongguan Reeworld Security Products Ltd., and World Security Industries Ltd.; and (3) Velvac Holdings.

	Three Months Ended
	December 30, 2023	December 31, 2022

Net Sales	100.0%	100.0%
Cost of Products Sold	73.2%	83.4%
Gross Margin	26.8%	16.6%
Product Development Expense	2.0%	1.5%
Selling and Administrative Expense	16.8%	13.6%
Restructuring Costs	-	1.0%
Operating Profit	8.0%	0.5%

Net sales in the fourth quarter of 2023 decreased 3.0% to $67.0 million from $69.1 million in the fourth quarter of 2022. Sales decreases were due to lower demand for trucks accessories and returnable transport packaging products. Net sales of existing products decreased 7.7% while price increases and new products increased net sales by 4.7% in the fourth quarter of 2023 when compared to sales in the fourth quarter of 2022. New products included various truck mirror assemblies, rotary latches, D-rings, and mirror cams.

Sales of new products contributed 1.1% to sales growth in the fourth quarter of 2023 compared to 1.4% sales growth from new products in the fourth quarter of 2022. New products in the fourth quarter of 2023 included various new truck mirrors and truck latches.

Cost of products sold in the fourth quarter of 2023 decreased $8.5 million or 15% from the corresponding period in 2022. The decrease in cost of products sold is primarily attributable to lower sales volume, decreases in the cost of materials, lower freight costs, and a favorable adjustment to the LIFO reserve.

Gross margin as a percentage of net sales for the fourth quarter of 2023 was 26.8% compared to 16.6% in the prior year fourth quarter. The increase is primarily due to lower material and freight costs, improved pricing, and a favorable adjustment to the LIFO reserve in the fourth quarter of 2023 combined with other inventory write-offs in the fourth quarter of 2022.

Product development expenses increased $0.3 million, or 24%, in the fourth quarter of 2023 compared to the corresponding period in 2022 as we continue to invest in new products at Eberhard, Velvac and Big 3. As a percentage of net sales, product development costs were 2.0% for the fourth quarter of 2023 compared to 1.5% for the corresponding period in 2022.

Selling and administrative expenses in the fourth quarter of 2023 increased 19.9% compared to the fourth quarter of 2022. As a percentage of net sales, selling and administrative costs were 16.8% for the fourth quarter of 2023 compared to 13.6% for the corresponding period in 2022. The increase was primarily the result of increased payroll and payroll-related expenses, legal and professional, and selling costs.

Restructuring expenses of $0.7 million were recognized in the fourth quarter of 2022 due to a warehouse consolidation into Eberhard.

Net income for the fourth quarter of 2023 increased to $3.5 million, or $0.56 per diluted share, from $0.2 million, or $0.03 per diluted share, in 2022. In the fourth quarter of 2022, net income was negatively impacted by restructuring costs of $0.5 million, net of tax, related to a warehouse consolidation into Eberhard.

Fiscal Year 2023 Compared to Fiscal Year 2022

The following table shows, for fiscal year 2023 and fiscal year 2022, selected line items from the consolidated statements of income as a percentage of net sales for the Company’s operations. The Company’s continuing operations include (1) Big 3 Precision, including Big 3 Products, Big 3 Mold, Hallink Moulds and Associated Toolmakers Ltd.; (2) Eberhard Manufacturing Company, Eberhard Hardware, Eastern Industrial Ltd., Illinois Lock Company/CCL Security Products, World Lock Company Ltd., Dongguan Reeworld Security Products Ltd., and World Security Industries Ltd.; and (3) Velvac Holdings.

	Fiscal Year Ended
	December 30, 2023	December 31, 2022

Net Sales	100.0%	100.0%
Cost of Products Sold	76.2%	79.0%
Gross Margin	23.8%	21.0%
Product Development Expense	2.0%	1.5%
Selling and Administrative Expense	16.2%	14.1%
Restructuring Costs	-	0.3%
Operating Profit	5.6%	5.1%

Summary

Net sales for 2023 decreased 2% to $273.5 million from $279.3 million in 2022. The sales decrease was primarily due to lower demand for truck accessories and returnable transport packaging products. Net sales of existing products decreased by 6% in 2023 compared to 2022 while price increases and new products increased net sales in 2023 by 4%. Sales of new products contributed 1% to sales growth in 2023 compared to 3% sales growth from new products in 2022. New products in 2023 included various new truck mirror assemblies, rotary latches, D-rings, and mirror cams.

Cost of products sold decreased $12.4 million or 6% to $208.2 million in 2023 from $220.6 million in 2022. The decrease in the cost of products sold is primarily attributable to lower sales volumes, decreases in the cost of materials, lower freight costs, and a favorable adjustment to the LIFO reserve. Tariffs incurred during 2023 were $2.2 million from China-sourced products as compared to $3.1 million in 2022. Most tariffs were recovered through price increases.

Gross margin as a percentage of sales was 24% in 2023 compared to 21% in 2022. The increase primarily reflects the impact of improved pricing and lower material and freight costs.

Product development expenses as a percentage of sales was 2.0% and 1.5% in 2023 and 2022, respectively, as the Company continues to invest in new products at Eberhard, Velvac and Big 3 to better serve our customers.

Restructuring expenses of $0.7 million were recognized in 2022 due to a warehouse consolidation into Eberhard.

Selling and administrative expenses increased $4.7 million or 12% to $44.2 million in 2023 from $39.5 million in 2022. The increase primarily relates to severance and other accrued compensation expenses of $1.8 million related to the elimination of the chief operating officer position and the departure of our previous chief executive officer during the first quarter of 2023 and legal, professional, and selling costs and payroll-related expenses. The increase in selling expenses reflects our investments in sales capabilities and changes in management personnel.

Net income for 2023 decreased 22% to $8.6 million, or $1.37 per diluted share, from $11.1 million, or $1.77 per diluted share, in 2022. In 2023, net income was negatively impacted by unfavorable pension cost adjustments of $1.1 million, $1.4 million expense associated with the closure of Associated Toolmakers Limited in the second quarter of 2023, and an unfavorable working capital adjustment of $0.4 million in the third quarter of 2023 related to the sale of the Greenwald business, partially offset by a $1.6 million favorable adjustment for the final settlement of our swap agreement with Santander in the second quarter of 2023. In 2022, net income was impacted by favorable pension cost adjustments of $1.8 million, restructuring costs of $0.5 million, net of tax, related to a warehouse consolidation into Eberhard, and  loss on sale of the Wheeling, IL building in the first quarter of 2022 of $0.2 million, net of tax, partially offset by a gain on sale of the Eastern corporate office building in the third quarter of 2022 of $0.5 million, net of tax.

Other Items

The following table shows the amount of change from the year ended December 31, 2022 to the year ended December 30, 2023 in other items (dollars in thousands):

	Amount	%
Interest expense	$1,231	54%

Other income	$-3,197	-127%

Income taxes	$-946	28%

Interest expense increased in 2023 from 2022 due to increased interest rates.

Other income and expense in 2023 decreased $3.2 million over 2022. Other income and expense in 2023 included an unfavorable $1.1 million pension cost adjustment, $1.4 million expense associated with the closure of Associated Toolmakers Limited in the second quarter of 2023, and an unfavorable working capital adjustment of $0.4 million in the third quarter of 2023 related to the sale of the Greenwald business, partially offset by a $1.6 million favorable adjustment for the final settlement of our swap agreement with Santander in the second quarter of 2023 and $0.7 million of other favorable items. In 2022, other income included a favorable $1.8 million pension cost adjustment, a $0.6 million gain on the sale of the Eastern corporate office building, and $0.4 million of other favorable items, partially offset by a $0.3 million loss on the sale of the Wheeling, IL building.

The effective tax rate for 2023 was 22% compared to the 2022 effective tax rate of 23%. Total income taxes paid were $6.6 million in 2023 and $3.7 million in 2022.

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

The Company is dependent on continued demand for its products and subsequent collection of accounts receivable from its customers. The Company serves a broad base of customers and industries with a variety of products. As a result, any fluctuations in demand or payment from a particular industry or customer should not have a material impact on the Company’s sales and collection of receivables. Management expects that the Company’s foreseeable cash needs for operations, capital expenditures, debt service and dividend payments will continue to be met in the next 12 months from December 30, 2023 and beyond by the Company’s operating cash flows and available credit facility.

The following table shows key financial ratios at the end of each fiscal year:

	2023	2022
Current ratio	2.6	2.7
Average days’ sales in accounts receivable	48	56
Inventory turnover	3.5	3.4
Ratio of working capital to sales	25.4%	26.1%
Total debt to shareholders’ equity	33.2%	50.7%

The following table shows important liquidity measures as of the fiscal year-end balance sheet date for each of the preceding two years (in millions):

	2023	2022
Cash and cash equivalents
- Held in the United States	$7.0	$7.4
- Held by foreign subsidiaries	1.3	2.8
	8.3	10.2
Working capital	69.5	78.3
Net cash provided by operating activities	26.5	7.4
Change in working capital impact on net cash provided by (used in) operating activities	9.7	(5.2)
Net cash (used in) provided by in investing activities	(5.4)	5.1
Net cash used in by financing activities	(22.9)	(11.9)

All cash held by foreign subsidiaries is readily convertible into other currencies, including the U.S. dollar.

Net cash provided by operating activities was $26.5 million in 2023 compared to $7.4 million net cash provided by operating activities in 2022. In 2023, the Company contributed $1.3 million to its defined benefit retirement plan.

In 2023, reductions in working capital requirements provided $9.7 million, driven primarily reductions in accounts receivable and inventory. In 2022, cash used to support additional working capital requirements was $5.2 million.

The Company used $5.4 million for investing activities in 2023, and investing activities provided $5.1 million in 2022. In 2023, the Company invested $6.4 million in capital expenditures, invested $1.0 million in marketable securities, acquired a business for $0.4 million, and received payments on notes receivable of $2.4 million. In 2022, the Company sold a business associated with its discontinued operations for $5.8 million and two of its buildings for an aggregate of $2.2 million. The Company also issued a note receivable of $0.4 million as part of the sale of one of its buildings. These transactions are more fully discussed in Note 2 – Discontinued Operations in Item 8, Financial Statements of this Form 10-K. The Company invested in capital expenditures of $6.4 million and $3.4 million in 2023 and 2022, respectively. Capital expenditures in fiscal year 2024 are expected to be approximately $11.1 million.

In 2023, the Company made total debt payments of $79.7 million, of which $59.3 million was an accelerated principal payment and used $2.8 million for payment of dividends. The Company anticipates dividend payments in fiscal 2024 to be approximately $2.8 million. The Company has $30.0 million available on its revolving line of credit. See Note 6 - Debt in Item 8, Financial Statements and Supplementary Data for further discussion on the Company’s debt facilities.

In 2022, the Company made total debt payments of $17.5 million, of which $10.0 million was a repayment of the $10.0 million that had been drawn under the revolving credit facility during 2022 and used $2.8 million for payment of dividends.

The Company leases certain equipment and buildings under cancelable and non-cancelable operating leases that expire at various dates for up to ten years. Rent expenses amounted to approximately $4.0 million in 2023 and $3.3 million in 2022.

On June 16, 2023, the Company entered into a credit agreement with TD Bank, N.A., Wells Fargo Bank, Bank of America, and M&T Bank as lenders (the “Credit Agreement”), that included a $60 million term portion and a $30 million revolving commitment portion. The proceeds of the term loan were used to repay the Company’s remaining outstanding term loan and to terminate its existing credit facility with Santander Bank, N.A. (approximately $59 million). The term loan portion of the credit facility requires quarterly principal payments of (i) $750,000 beginning on September 30, 2023 through June 30, 2025, (ii) $1,125,000 beginning on September 30, 2025 through June 30, 2027, and (iii) $1,500,000 beginning on September 30, 2027 through March 31, 2028, with the balance of the term loan payable on the maturity date of June 16, 2028. Amounts outstanding under the revolving portion of the credit facility are generally due and payable on June 16, 2028, the expiration date of the Credit Agreement. The Company can elect to prepay some or all the outstanding balance from time to time without penalty. A commitment fee is payable on the unused portion of the revolving credit facility based on the Company’s consolidated ratio of net debt to adjusted EBITDA from time to time. Currently, the commitment fee is 0.30%.

The term loan bears interest at a variable rate based on the term secured overnight financing rate (“SOFR”), plus an adjustment of ten basis points, plus an applicable margin of 1.875% to 2.625%, depending on the Company’s senior net leverage ratio. Borrowings under the revolving portion bear interest at a variable rate based on, at the Company’s election, a base rate plus an applicable margin of 0.875% to 1.625% or term SOFR, plus an adjustment of ten basis points, plus an applicable margin of 1.875% to 2.625%, with such margins determined based on the Company’s senior net leverage ratio. The Company’s obligations under the Credit Agreement are secured by a lien on certain of the Company’s and its subsidiaries’ assets pursuant to a Pledge and Security Agreement, dated as of June 16, 2023, with TD Bank, N.A., as administrative agent.

The Company’s loan covenants under the Credit Agreement require the Company to maintain a senior net leverage ratio not to exceed 3.5 to 1. In addition, the Company is required to maintain a fixed charge coverage ratio to be not less than 1.25 to 1. A decrease in earnings due to the impact of current economic conditions and inflationary pressures or the resulting harm to the financial condition of our customers, or an increase in indebtedness incurred to offset such a decrease in earnings, would have a negative impact on our senior net leverage ratio and our fixed charge coverage ratio, which in turn would increase the cost of borrowing under the Credit Agreement and could cause us to fail to comply with the covenants under our Covenant Agreement.

In addition to funding capital requirements, we may use available cash to pay down our indebtedness, to make investments, which may include investments in publicly traded securities, or to make acquisitions that we believe will complement or expand our existing businesses.

As of the end of the fourth quarter of 2023, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Reconciliation of Non-GAAP Measures
Adjusted Net Income and Adjusted Earnings per Share from Continuing Operations Calculation
For the Three and Twelve Months ended December 30, 2023 and December 31, 2022
($000's)

	Three Months Ended			Twelve Months Ended
	December 30, 2023	December 31, 2022		December 30, 2023		December 31, 2022

Net income from continuing operations as reported per generally accepted accounting principles (GAAP)	$3,517	$167		$8,585		$11,050

Earnings per share from continuing operations as reported under generally accepted accounting principles (GAAP):
Basic	0.57	0.03		1.38		1.78
Diluted	0.56	0.03		1.37		1.77

Adjustments:
Loss on sale of Wheeling, IL building	-	-		-		269	A
Gain on sale of corporate office building	-	-		-		(624	)B
Restructuring costs	-	700	C	-		700	C
Severance and accrued compensation	-	-		1,799	D	-
Greenwald final sale adjustment	-	-		390	E	-
Business closure costs	-	-		1,448	F	-
Non-GAAP tax impact of adjustments (1)	-	(175)		(909)		(92)
Total adjustments	-	525		2,728		253

Adjusted net income from continuing operations (Non-GAAP)	$3,517	$692		$11,313		$11,303

Adjusted earnings per share from continuing operations (Non-GAAP):
Basic	$0.57	$0.11		$1.82		$1.82
Diluted	$0.56	$0.11		$1.81		$1.81

(1)	Estimate of the tax effect of the items identified to determine a non-GAAP annual effective tax rate applied to the pretax amount in order to calculate the non-GAAP provision for income tax
A)	Loss on sale of ILC building in Wheeling, IL
B)	Gain on sale of Eastern corporate office building
C)	Restructuring costs associated with warehouse consolidation into Eberhard
D)	Severance expenses associated with accrued compensation and severance related to the elimination of the Chief Operating Officer position and the departure of the former Chief Executive Officer
E)	Final settlement of working capital adjustment associated with Greenwald sale
F)	Associated Toolmakers Limited closure costs

Reconciliation of Non-GAAP Measures
Adjusted EBITDA from Continuing Operations Calculation
For the Three and Twelve Months ended December 30, 2023 and December 31, 2022
($000's)

	Three Months Ended			Twelve Months Ended
	December 30, 2023	December 31, 2022		December 30, 2023		December 31, 2022

Net income from continuing operations as reported per generally accepted accounting principles (GAAP)	$3,517	$167		$8,585		$11,050

Interest expense	932	692		3,507		2,276
Provision for income taxes	728	(146)		2,407		3,352
Depreciation and amortization	1,995	1,846		7,466		7,235

Loss on sale of Wheeling, IL building	-	-		-		269	A
Gain on sale of Eastern corporate office building	-	-		-		(624	)B
Restructuring costs	-	700	C	-		700	C
Severance and accrued compensation	-	-		1,799	D	-
Greenwald final sale adjustment	-	-		390	E	-
Business closure costs	-	-		1,448	F	-
Adjusted EBITDA from continuing operations (Non-GAAP)	$7,172	$3,259		$25,602		$24,258

A)	Loss on sale of ILC building in Wheeling, IL
B)	Gain on sale of Eastern corporate office building
C)	Restructuring costs associated with warehouse consolidation into Eberhard
D)	Severance expenses associated with accrued compensation and severance related to the elimination of the Chief Operating Officer position and the departure of the former Chief Executive Officer
E)	Final settlement of working capital adjustment associated with Greenwald sale
F)	Associated Toolmakers Limited closure costs

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of the Company’s status as a smaller reporting company pursuant to Rule 12b-2 of the Exchange Act, the Company is not required to provide information under this Item 7A.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Eastern Company

Consolidated Balance Sheets

	December 30,	December 31,
	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$8,299,453	$10,187,522
Marketable Securities	986,477	-
Accounts receivable, less allowances: 2023-$564,816; 2022-$676,678	37,057,488	42,886,250
Inventories:
Raw materials and component parts	24,500,087	25,924,696
Work in process	9,957,068	9,323,082
Finished goods	24,815,052	29,388,813
	59,272,207	64,636,591

Current portion of note receivable	573,269	1,006,421
Prepaid expenses and other assets	6,047,814	6,598,774
Total Current Assets	112,236,708	125,315,558

Property, Plant and Equipment
Land	824,344	824,344
Buildings	14,243,082	14,360,165
Machinery and equipment	45,202,670	40,928,380
Accumulated depreciation	(31,980,335)	(30,000,797)
Property, Plant and Equipment, net	28,289,761	26,112,092

Other Assets
Goodwill	70,776,893	70,777,459
Trademarks	5,514,960	5,514,886
Patents, technology and other intangibles net of accumulated amortization	15,325,927	18,819,897
Long term note receivable, less current portion	374,932	2,276,631
Deferred income taxes	2,283,571	488,989
Right of Use Assets	17,236,449	12,217,521
Total Other Assets	111,512,732	110,095,383

TOTAL ASSETS	$252,039,201	$261,523,033

See accompanying notes.

	December 30,	December 31,
	2023	2022
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$25,319,473	$27,638,317
Accrued compensation	5,379,381	3,327,832
Other accrued expenses	4,556,623	3,944,964
Current portion of operating lease liability	4,424,369	3,059,547
Current portion of financing lease liability	182,010	-
Current portion of long-term debt	2,871,870	9,010,793
Total Current Liabilities	42,733,726	46,981,453

Other long-term liabilities	640,724	754,762
Operating lease liability, less current portion	12,812,079	9,195,205
Financing lease liability, less current portion	728,100	-
Long-term debt, less current portion	41,063,865	55,136,231
Accrued postretirement benefits	554,758	666,222
Accrued pension cost	21,025,365	22,174,465
Total Liabilities	119,558,617	134,908,338

Shareholders’ Equity
Voting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Nonvoting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Common Stock, no par value, Authorized: 50,000,000 shares
Issued: 9,091,815 shares in 2023 and 9,056,421 shares in 2022
Outstanding: 6,217,370 shares in 2023 and 6,221,976 shares in 2022	33,950,859	33,586,165
Treasury Stock: 2,874,445 shares in 2023 and 2,834,445 shares in 2022	(23,280,467)	(22,544,684)
Retained earnings	144,805,168	138,985,852
Accumulated other comprehensive loss:
Foreign currency translation	(866,599)	(1,140,978)
Unrealized gain on interest rate swap, net of tax	-	1,449,754
Unrecognized net pension and postretirement benefit costs, net of tax	(22,128,377)	(23,721,414)
Accumulated other comprehensive loss	(22,994,976)	(23,412,638)
Total Shareholders’ Equity	132,480,584	126,614,695
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$252,039,201	$261,523,033

See accompanying notes.

The Eastern Company

Consolidated Statements of Income

	Year Ended
	December 30,	December 31,
	2023	2022
Net sales	$273,454,857	$279,265,146
Cost of products sold	(208,501,713)	(220,648,900)
Gross margin	64,953,144	58,616,246

Product development expense	(5,592,355)	(4,241,211)
Selling and administrative expenses	(44,177,459)	(39,508,849)
Restructuring costs	-	(699,868)
Operating profit	15,183,330	14,166,318

Interest expense	(3,506,598)	(2,275,612)
Other (expense) income	(684,790)	2,512,211
Income from continuing operations before income taxes	10,991,942	14,402,917

Income taxes	(2,406,940)	(3,352,456)
Net income from continuing operations	$8,585,002	$11,050,461

Discontinued Operations (see note 2)
Gain from operations of discontinued units	$-	$1,360,773
Gain (loss) on sale of businesses	-	305,539
Income tax (expense) benefit	-	(414,855)
Net gain (loss) on discontinued operations	$-	$1,251,457

Net Income	$8,585,002	$12,301,918

Earnings per share from continuing operations:
Basic	$1.38	$1.78

Diluted	$1.37	$1.77

Gain (loss) per share from discontinued operations:
Basic	$-	$0.20

Diluted	$-	$0.20

Total earnings per share:
Basic	$1.38	$1.98

Diluted	$1.37	$1.97

Cash dividends per share:	$0.44	$0.44

See accompanying notes.

The Eastern Company

Consolidated Statements of Comprehensive Income

	Year Ended
	December 30,	December 31,
	2023	2022
Net income	$8,585,002	$12,301,918
Other comprehensive income:
Change in foreign currency translation	274,379	(1,959,424)
Change in fair value of interest rate swap, net of tax cost of: $(426,659) in 2023 and $531,425 in 2022	(1,449,754)	1,805,742
Change in pension and other postretirement benefit costs, net of taxes of: $307,548 in 2023 and $941,964 in 2022	1,593,037	3,273,800
Total other comprehensive income	417,662	3,120,118
Comprehensive income	$9,002,664	$15,422,036

See accompanying notes.

The Eastern Company

Consolidated Statements of Shareholders’ Equity

						Accumulated
						Other
	Common	Common Stock	Treasury	Treasury Stock	Retained	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Equity

Balances at January 1, 2022	9,029,852	$32,620,008	(2,764,325)	$(20,907,613)	$129,422,625	$(26,532,756)	$114,602,264
Net income					12,301,918		12,301,918
Cash dividends declared, $0.44 per share					(2,738,691)		(2,738,691)
Currency translation adjustment						(1,959,424)	(1,959,424)
Change in fair value of interest rate swap						1,805,742	1,805,742
Change in pension and other postretirement benefit costs, net of tax						3,273,800	3,273,800
Stock Options Exercised	1,370	(58,515)					(58,515)
Treasury Stock Purchase			(70,120)	(1,637,071)			(1,637,071)
Issuance of SARS		504,694					504,694
Issuance of Common Stock for directors' fees	25,199	519,978					519,978
Balances at December 31, 2022	9,056,421	$33,586,165	(2,834,445)	$(22,544,684)	$138,985,852	$(23,412,638)	$126,614,695

Net income					8,585,002		8,585,002
Cash dividends declared,$0.44 per share					(2,765,686)		(2,765,686)
Currency translation adjustment						274,379	274,379
Change in fair value of interest rate swap						(1,449,754)	(1,449,754)
Change in pension and other postretirement benefit costs, net of tax						1,593,037	1,593,037
Stock Options Exercised							-
Treasury Stock Purchase			(40,000)	(735,783)			(735,783)
Issuance of stock awards, net	7,175	(163,453)					(163,453)
Issuance of Common Stock for directors' fees	28,219	528,147					528,147
Balances at December 30, 2023	9,091,815	$33,950,859	(2,874,445)	$(23,280,467)	$144,805,168	$(22,994,976)	$132,480,584

See accompanying notes.

The Eastern Company

Consolidated Statements of Cash Flows

	Year Ended
	December 30, 2023	December 31, 2022
Operating Activities
Net income	$8,585,002	$12,301,918
Less: Gain from discontinued operations	-	1,251,457
Income from continuing operations	$8,585,002	$11,050,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,466,483	7,235,143
Reduction in carrying amount of ROU assets	(3,522,981)	(2,918,468)
Change in operating lease liability	3,560,612	3,046,936
Unrecognized pension and postretirement benefits	47,550	(3,575,749)
Loss (gain) on sale of equipment and other assets	1,327,649	(274,238)
Provision for doubtful accounts	62,893	207,040
Stock compensation expense	364,694	966,157
Deferred taxes	(1,124,895)	(3,047,762)
Changes in operating assets and liabilities:
Accounts receivable	5,774,371	(1,075,218)
Inventories	6,024,489	(5,298,977)
Prepaid expenses and other	427,470	(293,348)
Other assets	356,636	193,784
Accounts payable	(2,186,244)	(1,741,258)
Accrued compensation	616,996	(923,146)
Other accrued expenses	(1,298,663)	3,905,457
Net cash provided by operating activities	26,482,062	7,456,814

Investing Activities
Marketable securities	(986,477)	-
Business acquisition	(444,840)	-
Issuance of notes receivable	-	(400,000)
Payments received from notes receivable	2,435,394	870,771
Proceeds from sale of businesses	-	5,814,019
Proceeds from sale of building and equipment	-	2,171,073
Purchases of property, plant and equipment	(6,434,375)	(3,365,594)
Net cash (used in) provided by investing activities	(5,430,298)	5,090,269

Financing Activities
Proceeds from issuance of long-term debt and notes payable	-	260,793
Proceeds from short term borrowings (revolver)	-	10,000,000
Principal payments on short-term borrowings (revolver)	(300,029)	-
Proceeds from new long-term debt refinancing	60,000,000	-
Principal payments on long-term debt	(79,737,707)	(17,505,501)
Financing leases, net	636,927	(283,854)
Purchase common stock for treasury	(735,783)	(1,637,072)
Dividends paid	(2,765,686)	(2,738,691)
Net cash used in financing activities	(22,902,278)	(11,904,325)

Discontinued Operations
Cash provided by operating activities	-	3,135,874
Cash provided by discontinued operations	-	3,135,874

Effect of exchange rate changes on cash	(37,555)	(193,540)
Net change in cash and cash equivalents	(1,888,069)	3,585,092

Cash and cash equivalents at beginning of year	10,187,522	6,602,430
Cash and cash equivalents at end of year	$8,299,453	$10,187,522

Supplemental disclosure of cash flow information:
Interest	$3,388,347	$2,502,883
Income taxes	6,608,084	3,679,678

Non-cash investing and financing activities
Right of use asset	5,018,928	1,078,986
Lease liability	(4,981,697)	(950,518)

See accompanying notes

The Eastern Company

Notes to Consolidated Financial Statements

1.DESCRIPTION OF BUSINESS

The Eastern Company, and its subsidiaries (the “Company,” “Eastern,” “we,” “us” or “our”) manage industrial businesses that design, manufacture and sell engineered solutions to industrial markets. Eastern’s businesses operate in industries with long-term macroeconomic growth opportunities. We look to acquire businesses that produce stable and growing earnings and cash flows. Eastern may pursue acquisitions in industries other than those in which its businesses currently operate if an acquisition presents an attractive opportunity.

Eastern manages the financial, operational, and strategic performance of its businesses to increase cash generation, operating earnings, and long-term shareholder value.

Eastern encompasses four operating entities within the United States, one wholly owned Canadian subsidiary located in Cambridge, Ontario, Canada, a wholly owned Taiwanese subsidiary located in Taipei, Taiwan, a wholly owned subsidiary in Hong Kong, two wholly owned Chinese subsidiaries (one located in Shanghai, China, and one located in Dongguan, China), and a wholly owned subsidiary in Reynosa, Mexico.

The Eastern Company has one reportable segment: Engineered Solutions. The Engineered Solutions segment provides engineered solutions to support our customer’s needs primarily in the commercial transportation and logistics markets. The Chief Operating Decision Maker (CODM) uses both segment gross profit and segment profit or loss from operations before interest and income taxes to allocate resources (including employees, property, and financial or capital resources) for the Engineered Solutions segment predominantly in the annual budget and forecasting process.

Company Operations

The Engineered Solutions segment consists of Big 3 Precision, including Big 3 Precision Products, Inc. (“Big 3 Products”) and Big 3 Mold Services, Inc. (“Big 3 Mold”) and Hallink Moulds, Inc. (“Hallink Moulds”); Eberhard Manufacturing Company (“Eberhard Manufacturing”), Eberhard Hardware Manufacturing Ltd. (“Eberhard Hardware”), Eastern Industrial Ltd, World Lock Company Ltd., Dongguan Reeworld Security Products Ltd., and World Security Industries (together “Eberhard”); and Velvac Holdings Inc. (“Velvac”). These businesses design, manufacture, and market a diverse product line of custom and standard vehicular and industrial hardware, including turnkey returnable packaging solutions, access and security hardware, mirrors, and mirror-cameras.

Big 3 Products and Big 3 Mold’s turnkey returnable packaging solutions are used in the assembly processes of vehicles, aircraft, and durable goods and in the production processes of plastic packaging products, packaged consumer goods and pharmaceuticals. Big 3 Products works with original equipment manufacturers (“OEMs”) to design and produce custom returnable transport packaging to integrate with OEM assembly processes. Big 3 Mold designs and manufactures blow mold tools. Hallink Moulds is a producer of injection blow mold tooling and is a supplier of blow molds and change parts to the food, beverage, healthcare, and chemical industry. Hallink specializes in the design, development and manufacture of 2-step stretch blow molds, and related components for the stretch blow molding industry, offering integrated turnkey solutions to its customers worldwide.

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

The Eastern Company

Notes to Consolidated Financial Statements (continued)

2. DISCONTINUED OPERATIONS

In the second quarter of 2021, we determined that the companies previously included in our former Diversified Products segment no longer fit with our long-term strategy and initiated the process of selling the companies within the former Diversified Products segment to allow management to focus on our core capabilities and offerings.

The former Diversified Products segment met the criteria to be held for sale and furthermore, we determined that the assets held for sale qualified for discontinued operations. As such, the financial results of Argo EMS are reflected in our condensed consolidated statements of operations as discontinued operations for 2022.

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

The Eastern Company

Notes to Consolidated Financial Statements (continued)

Summarized Financial Information of Discontinued Operations

The following table represents income from discontinued operations, net of tax:

	Year Ended
	December 30, 2023	December 31, 2022

Net sales	$-	$7,574,181
Cost of products sold	-	(5,137,380)
Gross margin	-	2,436,801

Selling and administrative expenses	-	(891,519)
Restructuring benefit (costs)	-	305,539
Operating income (loss)	-	1,850,821

Interest expense	-	(184,509)

Income (loss) from discontinued operations before income taxes	-	1,666,312

Income tax (expense) benefit	-	(414,855)

Gain (loss) from discontinued operations, net of tax	$-	$1,251,457

3. ACCOUNTING POLICIES

Fiscal Year

The Company’s year ends on the Saturday nearest to December 31. Based on this policy, fiscal years 2023 and 2022 were each comprised of 52 weeks. References in these Notes to the consolidated financial statements to “2023” or “fiscal year 2023” mean the fiscal year ended December 30, 2023, and references to “2022” or “fiscal year 2022” mean the fiscal year ended December 31, 2022. References to the “fourth quarter of 2023” or the “fourth fiscal quarter of 2023” mean the thirteen-week period from October 1, 2023 to December 30, 2023, and references to the “fourth quarter of 2022” or the “fourth fiscal quarter of 2022” mean the thirteen-week period from October 2, 2022 to December 31, 2022.

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

Eastern Company

Notes to Consolidated Financial Statements (continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. On an ongoing basis the Company evaluates its estimates, including those related to product returns, bad debts, carrying value of inventories, intangible and other long-lived assets, income taxes, pensions, and other postretirement benefits. Actual results could differ from those estimates.

Foreign Currency

For foreign operations asset and liability accounts are translated with an exchange rate at the respective balance sheet dates; income statement accounts are translated at the average exchange rate for the years. Resulting translation adjustments are made directly to a separate component of shareholders’ equity – “Accumulated other comprehensive (loss) – Foreign currency translation.”  Foreign currency exchange transaction gains and losses are not material in any year.

Cash Equivalents

Highly liquid investments purchased with a maturity of three months or less are considered cash equivalents. The Company has deposits that exceed amounts insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000, but the Company does not consider this a significant concentration of credit risk based on the strength of the financial institution. Approximately 16% of available cash is located outside of the United States in our foreign subsidiaries.

Accounts Receivable

Accounts receivable are stated at their net realizable value. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company reviews the collectability of its receivables on an ongoing basis considering a combination of factors. The Company reviews potential problems, such as past due accounts, a bankruptcy filing or deterioration in the customer’s financial condition, to ensure the Company is adequately accrued for potential loss. Accounts are considered past due based on when payment was originally due. If a customer’s situation changes, such as a bankruptcy or change in creditworthiness, or there is a change in the current economic climate, the Company may modify its estimate of the allowance for doubtful accounts. The Company will write off accounts receivable after reasonable collection efforts have been made and the accounts are deemed uncollectible. As of December 30, 2023 and December 31, 2022, the Company’s allowance for doubtful accounts total was $0.6 million and $0.7 million, respectively. As of December 30, 2023, and December 31, 2022, the Company’s bad debt expense was $0.1 million and $0.2 million, respectively.

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined by the last-in, first-out (LIFO) method at Eberhard ($18.2 million on December 30, 2023) and by the first-in, first-out (FIFO) method for inventories at Big 3 Precision, Velvac and outside the U.S. ($41.0 million on December 30, 2023).

Cost exceeded the LIFO carrying value by approximately $3.7 million on December 30, 2023 and $4.2 million on December 31, 2022. There was no material LIFO quantity liquidation in 2023 or 2022. In addition, as of the balance sheet dates, the Company has recorded reserves for excess/obsolete inventory.

Property, Plant and Equipment and Related Depreciation

Property, plant, and equipment (including equipment under finance lease of $0.9 million) are stated at cost. Depreciation expense ($3.5 million in 2023, $3.3 million in 2022) is computed using the straight-line method based on the following estimated useful lives of the assets: Buildings - 10 to 39.5 years; Machinery and equipment - 3 to 10 years.

Eastern Company

Notes to Consolidated Financial Statements (continued)

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification (“ASC”) 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets and certain intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In such an event, the carrying value of long-lived assets is reviewed by management to determine if the value may be impaired. If this review indicates that the carrying amount will not be recoverable, as determined based on the estimated expected future cash flows attributable to the asset over the remaining amortization period, management will reduce the carrying amount to recognize the impairment and recognize an impairment loss. The measurement of the impairment loss to be recognized is to be based on the difference between the fair value and the carrying amount of the asset. Fair value is defined as the amount by which the asset could be bought or sold in a current transaction between willing parties. Where quoted market prices in active markets are not available, management would estimate fair value based on the best information available in the circumstances such as the price of similar assets, a discounted cash flow analysis or other techniques. No impairment losses were recognized for the years ended December 30, 2023 and December 31, 2022.

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

The Company performed qualitative assessments of goodwill as of the end of fiscal 2023 and 2022 and determined that no impairment existed at the end of 2023 and 2022.

The Company will continue to perform annual qualitative assessments as of the end of each fiscal year. Additionally, the Company will perform an interim analysis whenever conditions warrant.

Eastern Company

Notes to Consolidated Financial Statements (continued)

Intangible Assets

Patents are recorded at cost and are amortized using the straight-line method over the lives of the patents. Technology and licenses are recorded at cost and are amortized on a straight-line basis over periods ranging from 1 to 20 years. Non-compete agreements and customer relationships are amortized using the straight-line method over their useful lives. Trademarks are deemed to have indefinite lives. If facts and circumstances indicate that the carrying value of the intangible assets, including definite life intangible assets, may be impaired, an evaluation is performed to determine if a write-down is required. No impairment losses were recognized for the years ended December 30, 2023 and December 31, 2022.

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

The Company’s financial instruments are primarily investments in marketable securities (Level 1) and pension assets, see Note 10, Retirement Benefit Plans.

The carrying amounts of other financial instruments (cash and cash equivalents, marketable securities, accounts receivable, accounts payable and debt) as of December 30, 2023 and December 31, 2022, approximate fair value because of their short-term nature and market-based interest rates.

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

The Company has operating leases for buildings, warehouses, and office equipment as well as finance leases for equipment. The Company determines whether an arrangement is, or contains, a lease at contract inception. An arrangement contains a lease if the Company has the right to direct the use of and obtain substantially all the economic benefits of an identified asset. ROU assets and lease liabilities are recognized at lease commencement based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Many leases include one or more options to renew. The exercise of lease renewal options is at our sole discretion. The Company’s option to extend certain leases ranges from 1–120 months. All options to extend, when it is reasonably certain the option will be exercised, have been included in the calculation of the ROU asset and lease liability.

Eastern Company

Notes to Consolidated Financial Statements (continued)

Currently, the Company has 22 operating leases with a lease liability of $17.2 million and two finance leases with a lease liability of $0.9 million as of December 30, 2023. The basis, terms, and conditions of the leases are determined by the individual agreements. The leases do not contain residual value guarantees, restrictions, or covenants that could cause the Company to incur additional financial obligations. We rent or sublease one real estate property to two unrelated third parties. There are no related party transactions. There are no leases that have not yet commenced that could create significant rights and obligations for the Company. The weighted average remaining lease term is 7.0 years.

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

Big 3 Mold may employ the efforts expended method for the percentage of completion for revenue recognition for certain transactions. The efforts expended method calculates the proportion of effort expended to date in comparison to the total effort expected to be expended for the contract. The amount of revenue recognized by employing the percentage of completion method was $1.1 million for the year ended December 30, 2023 and $1.4 million for the year ended December 31, 2022.

Based on historical experience, product returns have been immaterial, and the Company does not accrue a reserve for product returns. For the years ended December 30, 2023 and December 31, 2022, the Company recorded sales returns of $0.9 million and $0.6 million, respectively, as a reduction to revenue.

Sales and similar taxes that are imposed on the Company’s sales and collected from the customer are excluded from revenues.

Costs for shipping and handling activities, including those activities that occur after transfer of control to the customer, are recorded as cost of sales and are expensed as incurred.

For the years ended December 30, 2023 and December 31, 2022, the Company recorded no revenues related to performance obligations satisfied in prior periods. The Company has elected to use the practical expedient to exclude disclosure of transaction prices allocated to remaining performance obligations, and when the Company expects to recognize such revenue, for all periods prior to the date of initial application of the standard.

The Company notes that it is impracticable to provide revenues from external customers for each product and service.

See Note 12 – Geographic Information regarding the Company’s revenue disaggregated by geography.

Cost of Goods Sold

Cost of goods sold reflects the cost of purchasing, manufacturing, and preparing a product for sale. These costs generally represent the expenses to acquire or manufacture products for sale (including an allocation of depreciation and amortization) and are primarily comprised of direct materials, direct labor, and overhead, which includes indirect labor, facility and equipment costs, inbound freight, receiving, inspection, purchasing, warehousing, and any other costs related to the purchasing, manufacturing, or preparation of a product for sale.

Shipping and Handling Costs

Shipping and handling costs are included in the cost of goods sold.

Eastern Company

Notes to Consolidated Financial Statements (continued)

Product Development Costs

Product development costs, charged to expense as incurred, were $5.6 million in 2023 and $4.2 million in 2022 and include costs to develop new or enhance existing products to better serve our customers.

Selling and Administrative Expenses

Selling and administrative expenses include all operating costs of the Company that are not directly related to the cost of purchasing, manufacturing, and preparing a product for sale. These expenses represent selling and administrative expenses for support functions and related overhead.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were $0.4 million in 2023 and $0.3 million in 2022.

Stock - Based Compensation

The Company accounts for its stock-based awards in accordance with ASC 718-10, Compensation, which requires a fair value measurement and recognition of compensation expense for all share-based payment awards made to its employees and Directors, including employee stock awards and restricted stock awards. The Company estimates the fair value of granted stock awards  at the date of grant. This model requires the Company to make estimates and assumptions including, without limitation, estimates regarding the length of time an employee will retain vested stock awards before exercising them, the estimated volatility of the Company’s common stock price and the number of awards that will be forfeited prior to vesting. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Changes in these estimates and assumptions can materially affect the determination of the fair value of stock-based compensation and consequently, the related amount recognized in the Company’s consolidated statements of operations.

Under the terms of the Director’s Fee Program, the directors receive their director’s fees in common shares of the Company.

Income Taxes

The Company and its U.S. subsidiaries file a consolidated U.S. federal income tax return.

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

The Eastern Company

Notes to Consolidated Financial Statements (continued)

4. GOODWILL

The following is a roll-forward of goodwill for 2023 and 2022:

2023

Beginning Balance	$70,777,459
Acquisition	444,840
Disposition	(498,443)
Foreign Exchange	53,037
Ending Balance	$70,776,893

2022

Beginning Balance	$72,211,873
Disposition	(1,225,226)
Foreign Exchange	(209,188)
Ending Balance	$70,777,459

The Eastern Company

Notes to Consolidated Financial Statements (continued)

5. INTANGIBLES

Trademarks are not amortized as their lives are deemed to be indefinite. Amortization expense recognized in 2023 and 2022 was $4.0 million. Total amortization expense for each of the next five years is estimated to be as follows: 2024 - $3.9 million; 2025 - $3.9 million; 2026 - $3.4 million; 2027 - $2.4 million and 2028 - $1.0 million.

		Weighted-Average
		Amortization
	2023	Period (Years)
Gross Amount
Patents and developed technology	$7,677,970	4.1
Customer relationships	26,034,541	3.7
Non-compete agreements	1,068,345	1.5
Total Gross Intangibles	$34,780,856	3.7

Accumulated Amortization
Patents and developed technology	$4,045,572
Customer relationships	14,683,710
Non-compete agreements	725,647
Accumulated Amortization	$19,454,929

Net 2023 per Balance Sheet	$15,325,927

	2022
Gross Amount
Patents and developed technology	$7,412,101	4.8
Customer relationships	25,883,709	4.8
Non-compete agreements	1,044,714	2.4
Total Gross Intangibles	$34,340,524	4.7

Accumulated Amortization
Patents and developed technology	$3,395,729
Customer relationships	11,620,461
Non-compete agreements	504,437
Accumulated Amortization	$15,520,627

Net 2022 per Balance Sheet	$18,819,897

The Eastern Company

Notes to Consolidated Financial Statements (continued)

6. DEBT

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

The term loan bears interest at a variable rate based on the term secured overnight financing rate (“SOFR”), plus an adjustment of ten basis points, plus an applicable margin of 1.875% to 2.625%, depending on the Company’s senior net leverage ratio. Borrowings under the revolving portion bear interest at a variable rate based on, at the Company’s election, a base rate plus an applicable margin of 0.875% to 1.625% or term SOFR, plus an adjustment of ten basis points, plus an applicable margin of 1.875% to 2.625%, with such margins determined based on the Company’s senior net leverage ratio. The Company’s obligations under the Credit Agreement are secured by a lien on certain of the Company’s and its subsidiaries’ assets pursuant to a Pledge and Security Agreement, dated as of June 16, 2023, with TD Bank, N.A., as administrative agent.

The Company’s loan covenants under the Credit Agreement require the Company to maintain a senior net leverage ratio not to exceed 3.5 to 1. In addition, the Company is required to maintain a fixed charge coverage ratio to be not less than 1.25 to 1.

Debt consists of:

	2023	2022
Term loans	$43,935,735	$64,147,028
Revolving credit loan	—	—
	43,935,735	64,147,028
Less current portion	2,871,870	9,010,793
	$41,063,865	$55,136,231

Amounts are net of unamortized discounts and debt issuance costs of $564,265 as of December 30, 2023 and $113,769 as of December 31, 2022.

The Company paid interest of $3,388,347 in 2023 and $2,502,883 in 2022.

The Company’s loan covenants under the Credit Agreement require the Company to maintain a consolidated fixed charge coverage ratio of at least 1.25 to 1, which is to be tested quarterly on a twelve-month trailing basis. In addition, the Company is required to show a senior net leverage ratio not to exceed 3.5 to 1. Additionally, the Company has restrictions on, among other things, new capital leases, purchases or redemptions of its capital stock, mergers and divestitures, and new borrowings. The Company was in compliance with all covenants as of December 30, 2023 and December 31, 2022.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

6. DEBT (continued)

As of December 30, 2023, scheduled annual principal maturities of long-term debt, net of deferred financing fees, for each of the next five years follow:

2024	2,871,870
2025	3,621,870
2026	4,371,870
2027	5,121,870
2028	27,948,255
Thereafter	—
$43,935,735

7. STOCK OPTIONS AND AWARDS

Stock Awards

As of December 30, 2023, the Company has one incentive stock award plan, The Eastern Company 2020 Stock Incentive Plan (the “2020 Plan”), for officers, other key employees, and non-employee Directors. Incentive stock awards granted under the 2020 Plan must have exercise prices that are not less than 100% of the fair market value of the Company’s common stock on the dates the stock awards are granted. Restricted stock awards may also be granted to participants under the 2020 Plan with restrictions determined by the Compensation Committee of the Company’s Board of Directors. Under the 2020 Plan, non-qualified stock awards granted to participants will have exercise prices determined by the Compensation Committee of the Company’s Board of Directors. The Company granted 82,800 and 43,300 awards during 2023 and 2022, respectively.

The 2020 Plan also permits the issuance of Stock Appreciation Rights (“SARs”). The SARs are in the form of an award with a cashless exercise price equal to the difference between the fair value of the Company’s common stock at the date of grant and the fair value as of the exercise date resulting in the issuance of the Company’s common stock. The Company did not issue SARs in 2023 or 2022.

Stock-based compensation (income)/expense, including forfeitures, in connection with stock awards and SARs previously granted to employees was $(74,277) and $504,694 for fiscal years 2023 and 2022, respectively. The Company used fair market value to determine the associated expense with stock awards for the 2023 and 2022 fiscal years.

As of December 31, 2023, there were 880,973 shares of common stock reserved and available for future grant under 2020 Plan.

The following tables set forth the outstanding SARs for the period specified:

	Year Ended December 30, 2023		Year Ended December 31, 2022
	Units	Weighted - Average Exercise Price	Units	Weighted - Average Exercise Price
Outstanding at beginning of period	146,166	$23.22	180,833	$22.88
Expired	(50,833)	24.24	-	-
Exercised	(33,333)	21.10	(16,667)	21.20
Forfeited	(49,000)	22.80	(18,000)	21.74
Outstanding at end of period	13,000	24.19	146,166	23.22

The Eastern Company

Notes to Consolidated Financial Statements (continued)

7. STOCK OPTIONS AND AWARDS (continued)

SARs Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of December 30, 2023	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable as of December 30, 2023	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$19.44-$26.30	13,000	0.5	$24.19	13,000	0.5	$24.19

The following tables set forth the outstanding stock grants for the period specified:

	Year Ended December 30, 2023	Year Ended December 31, 2022
	Shares	Shares
Outstanding at beginning of period	64,500	27,300
Issued	82,800	43,300
Exercised	(10,600)	-
Forfeited	(47,300)	(6,100)
Outstanding at end of period	89,400	64,500

As of December 30, 2023, outstanding SARs and awards had an intrinsic value of $2,289,440.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

8. INCOME TAXES

Deferred income taxes are provided on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and those for income tax reporting purposes. Deferred income tax (assets) liabilities relate to:

	2023	2022
Property, plant, and equipment	$3,897,991	$3,568,209
Right of Use Asset	4,192,368	2,786,486
Intangible assets	1,674,225	3,374,192
Other	369,358	876,731
Foreign Withholding Tax	-	60,462
Total deferred income tax liabilities	10,133,942	10,666,080

Other postretirement benefits	(139,050)	(151,486)
Inventories	(1,587,374)	(1,562,175)
Allowance for doubtful accounts	(133,988)	(160,446)
Accrued compensation	(434,631)	(498,530)
Lease Obligation	(4,192,368)	(2,786,486)
Pensions	(4,819,568)	(5,042,030)
Foreign Tax Credit	(1,110,534)	(953,916)
Total deferred income tax assets	(12,417,513)	(11,155,069)
Net deferred income tax (assets) liabilities	$(2,283,571)	$(488,989)

Income before income taxes consists of:

	2023			2022
	Continuing Operations	Discontinued Operations	Total Income Statement	Continuing Operations	Discontinued Operations	Total Income Statement

Domestic	$8,351,677	-	$8,351,677	$12,787,773	$1,666,312	$14,454,085
Foreign	2,640,266	-	2,640,266	1,615,144	-	1,615,144
	$10,991,943	-	$10,991,943	$14,402,917	$1,666,312	$16,069,229

The provision for income taxes follows:

	2023			2022
	Continuing Operations	Discontinued Operations	Total Income Statement	Continuing Operations	Discontinued Operations	Total Income Statement
Current
Federal	$2,558,279	-	$2,558,279	$4,528,423	$332,665	$4,861,088
Foreign	967,152	-	967,152	572,555	-	572,555
State	503,738	-	503,738	1,361,461	82,190	1,443,651
Deferred:
Federal	(1,371,310)	-	(1,371,310)	(2,567,573)	-	(2,567,573)
Foreign	(60,462)	-	(60,462)	-	-	-
State	(190,457)	-	(190,457)	(542,410)	-	(542,410)
	$2,406,940	-	$2,406,940	$3,352,456	$414,855	$3,767,311

The Eastern Company

Notes to Consolidated Financial Statements (continued)

8. INCOME TAXES (continued)

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows:

	2023		2022
	Amount	Percent	Amount	Percent
Income taxes using U.S. federal statutory rate	$2,308,308	21%	$3,374,538	21%
State income taxes, net of federal benefit	244,874	2	714,416	4
Impact on Foreign Repatriation Tax Reform	306,330	3	-	0
Impact of foreign subsidiaries on effective tax rate	(297,728)	(3)	(41,404)	0
Impact of Research & Development tax credit	(136,343)	(1)	(131,005)	(1)
Uncertain tax positions reserve	461	0	54,705	0
Other net	(18,962)	0	(203,939)	(1)
	$2,406,940	22%	$3,767,311	23%

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows for continuing operations:

	2023		2022
	Amount	Percent	Amount	Percent
Income taxes using U.S. federal statutory rate	$2,308,308	21%	$3,024,612	21%
State income taxes, net of federal benefit	244,874	2	649,486	4
Impact on Foreign Repatriation Tax Reform	306,330	3	-	0
Impact of foreign subsidiaries on effective tax rate	(297,728)	(3)	(41,404)	0
Impact of Research & Development tax credit	(136,343)	(1)	(131,005)	(1)
Uncertain tax positions reserve	461	0	54,705	0
Other net	(18,962)	0	(203,938)	(1)
	$2,406,940	22%	$3,352,456	23%

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows for discontinued operations:

	2023		2022
	Amount	Percent	Amount	Percent
Income taxes using U.S. federal statutory rate	-	0%	$349,925	21%
State income taxes, net of federal benefit	-	0	64,930	4
	$-	0%	$414,855	25%

Total income taxes paid were $6,608,084 in 2023 and $3,679,678 in 2022.

Under accounting standards (ASC 740), a deferred tax liability is not recorded for the excess of the financial reporting (book) basis over the tax basis of an investment in a foreign subsidiary if the indefinite reinvestment criteria are met. Effective for foreign earnings after December 30, 2017, if such earnings are distributed in the form of cash dividends, the Company would not be subject to additional U.S. income taxes but could be subject to foreign income and withholding taxes. A provision has not been made for additional U.S. federal and foreign taxes on December 30, 2023 on approximately $11,507,000 of undistributed earnings of foreign subsidiaries because the Company intends to reinvest these funds indefinitely. It is not practicable to estimate the unrecognized deferred tax liability for withholding taxes on these undistributed earnings.

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

The Eastern Company

Notes to Consolidated Financial Statements (continued)

8. INCOME TAXES (continued)

On December 14, 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures which applies to all entities subject to income taxes. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. For public business entities (PBEs), the new requirements will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. The Company is currently in the process of evaluating the effect of this guidance on its financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

	2023	2022

Balance at beginning of year	$685,518	$672,098
Increase for positions taken during the current period	34,293	58,586
Increase (decrease) for positions taken during the prior period	(59,779)	-
Decrease resulting from the expiration of the statute of limitations	(88,168)	(45,166)
Balance at end of year	$571,864	$685,518

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2019 and non-U.S. income tax examinations by tax authorities prior to 2017.

Included in the balance as of December 30, 2023, are $451,772 of unrecognized tax benefits that would affect the annual effective tax rate. In 2023, the Company recognized accrued interest related to unrecognized tax benefits in income tax expense. The Company had approximately $69,830 of accrued interest as of December 30, 2023.

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

The Eastern Company

Notes to Consolidated Financial Statements (continued)

9. LEASES

The Company enters into leases for manufacturing facilities, warehouses, sales offices, plant equipment, vehicles, and certain other equipment with varying end dates from April 2024 to April 2033, including renewal options.

The following table (in millions) represents the impact of leasing on the consolidated balance sheets:

	Balance Sheet Classification	December 30, 2023	December 31, 2022
Assets:
Operating lease assets, net	Right of use assets	$17.2	$12.2
Finance lease right of use assets, net	Property, plant and equipment, net	0.9	-
Total leased assets, net		18.1	12.2

Liabilities:
Current operating lease liabilities	Current portion of operating lease liability	4.4	3.1
Current finance lease liabilities	Current portion of financing lease liability	0.2	-
Noncurrent operating lease liabilities	Operating lease liability, less current portion	12.8	9.2
Noncurrent finance lease liabilities	Financing lease liability, less current portion	0.7	-
Total lease liabilities		$18.1	$12.3

Cash paid included in the measurement of operating lease liabilities was $4.3 million and $3.6 million for the fiscal years ended December 30, 2023 and December 31, 2022, respectively, all of which were included within the operating cash flow section of the consolidated statements of cash flows. Lease assets obtained in exchange for new operating lease liabilities were $8.5 million and $4.0 million for the fiscal years ended December 30, 2023 and December 31, 2022, respectively.

Cash paid included in the measurement of finance lease liabilities was $0.1 million for the fiscal year ended December 30, 2023  which was included within the financing cash flow section of the consolidated statements of cash flows for the fiscal years ended December 30, 2023.

Total operating lease expense was $4.0 million and $3.3 million for the fiscal years ended December 30, 2023 and December 31, 2022, respectively.

Total financing lease expense was $0.1 million for the fiscal year ended December 30, 2023.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

The future payments (in millions) due under non-cancelable operating and finance leases as of December 30, 2023 are as follows:

	Operating	Finance
2024	$4.4	$0.2
2025	3.1	0.2
2026	2.5	0.2
2027 and thereafter	10.2	0.6
	20.2	1.1
Less effects of discounting	(3.0)	(0.2)
Lease liabilities recognized	$17.2	$0.9

As of December 30, 2023, the weighted average lease term for all operating and finance leases is 7.0  and 6.1 years, respectively. The weighted average discount rate associated with operating leases was 6.2% while the weighted average discount rate associated with finance leases was 6.4%.

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

Components of the net periodic benefit cost of the Company’s pension benefit plans for the fiscal year indicated were as follows:

	2023	2022
Service cost	$864,611	$1,078,973
Interest cost	3,960,212	2,432,756
Expected return on plan assets	(4,196,060)	(5,842,641)
Amortization of prior service cost	-	66,252
Amortization of the net loss	1,371,460	1,560,299
Net periodic benefit cost	$2,000,223	$(704,361)

Service costs are reported in the cost of products sold and the other components of net periodic benefit costs are reported in other income in the consolidated statements of income.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. RETIREMENT BENEFIT PLANS (continued)

Assumptions used to determine net periodic benefit cost for the Company’s pension benefit plans for the fiscal year indicated were as follows:

	2023	2022
Discount rate
- Pension plans	5.21% - 5.23%	2.75% - 2.81%
- Supplemental pension plans	4.92%	2.08%
Expected return on plan assets	7.5%	7.5%
Rate of compensation increase	0%	0%

Components of the net periodic benefit cost of the Company’s other postretirement benefit plan were as follows:

	2023	2022
Service cost	$25,945	$53,291
Interest cost	58,131	43,950
Expected return on plan assets	(19,396)	(17,600)
Amortization of prior service cost	4,241	4,241
Amortization of the net loss	(67,581)	(8,214)
Net periodic benefit cost	$1,340	$75,668

Assumptions used to determine net periodic benefit cost for the Company’s other postretirement plan for the fiscal year indicated were as follows:

	2023	2022
Discount rate	5.28%	2.93%
Expected return on plan assets	4.0%	4.0%
Rate of compensation increase	4.3%	4.3%

As of December 30, 2023, and December 31, 2022, the status of the Company’s pension benefit plans and other postretirement benefit plan was as follows:

	Pension Benefit		Other Postretirement Benefit
	2023	2022	2023	2022
Benefit obligation at beginning of year	$80,701,715	$107,420,338	$1,151,126	$1,724,582
Change in discount rate	1,794,084	(26,408,548)	35,126	(562,340)
Service cost	864,611	1,078,973	25,945	53,291
Interest cost	3,960,212	2,432,756	58,131	43,950
Actuarial (gain)/loss	(587,910)	934,211	(162,766)	(73,395)
Benefits paid	(4,870,701)	(4,756,015)	(37,286)	(34,962)
Benefit obligation at end of year	$81,862,011	$80,701,715	$1,070,276	$1,151,126

	2023	2022	2023	2022
Fair value of plan assets at beginning of year	$58,527,250	$80,814,956	$484,904	$439,993
Actual return on plan assets	5,902,956	(17,701,556)	(16,501)	44,911
Employer contributions	1,277,138	169,865	51,180	49,158
Benefits paid	(4,870,701)	(4,756,015)	(51,180)	(49,158)
Fair value of plan assets at end of year	$60,836,643	$58,527,250	$468,403	$484,904

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. RETIREMENT BENEFIT PLANS (continued)

	Pension Benefit		Other Postretirement Benefit
Funded Status	2023	2022	2023	2022
Net amount recognized in the balance sheet	$(21,025,365)	$(22,174,465)	$(554,758)	$(666,222)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefit		Other Postretirement Benefit
	2023	2022	2023	2022
Net (loss)/gain	$(35,084,405)	$(36,956,587)	$929,097	$900,694
Prior service (cost) credit	-	-	-	-
	$(35,084,405)	$(36,956,587)	$929,097	$900,694

Change in the components of accumulated other comprehensive income consist of:

	Pension Benefit		Other Postretirement Benefit
	2023	2022	2023	2022
Balance at beginning of period	$(36,956,587)	$(40,513,278)	$900,694	$241,621
Charged to net periodic benefit cost
Prior service cost	-	66,252	4,241	4,241
Net loss (gain)	1,371,460	1,560,299	(67,581)	(8,214)
Liability (gains)/losses
Discount rate	(1,794,084)	26,408,548	(35,126)	562,340
Asset (gains)/losses deferred	2,431,940	(22,866,209)	(35,897)	27,311
Other	(137,134)	(1,612,199)	162,766	73,395
Balance at end of period	$(35,084,405)	$(36,956,587)	$929,097	$900,694

Assumptions used to determine the projected benefit obligations for the Company’s pension benefit plans and other postretirement benefit plan for the fiscal year indicated were as follows:

	2023	2022
Discount rate
- Pension plans	4.99% - 5.00%	5.21% - 5.23%
- Supplemental pension plans	4.72%	4.92%
- Other postretirement plan	5.04%	5.28%

On December 30, 2023 and December 31, 2022, the accumulated benefit obligation for all qualified and nonqualified defined benefit pension plans was $81,862,011 and $80,701,715, respectively.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. RETIREMENT BENEFIT PLANS (continued)

Information for the under-funded pension plans with a projected benefit obligation and an accumulated benefit obligation in excess of plan assets:

	2023	2022
Number of plans	5	5
Projected benefit obligation	$81,862,011	$80,701,715
Accumulated benefit obligation	81,862,011	80,701,715
Fair value of plan assets	60,836,643	58,527,250
Net amount recognized in accrued benefit liability	$(21,025,368)	$(22,174,465)

Estimated future benefit payments to participants of the Company’s pension plans are $5.1 million in 2024, $5.3 million in 2025, $5.5 million in 2026, $5.6 million in 2027, $5.7 million in 2028 and a total of $29.1 million from 2029 through 2033.

Estimated future benefit payments to participants of the Company’s other postretirement plan are $46,000 in 2024, $47,000 in 2025, $49,000 in 2026, $49,000 in 2027, $51,000 in 2028 and a total of $281,000 from 2029 through 2033.

The Company expects to make cash contributions to its qualified pension plans of approximately $2,100,000 and to its other postretirement plan of approximately $50,000 in 2024.

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

We consider a variety of factors in determining and selecting our assumptions for the discount rate at the end of the year. In 2023, as in 2022, we developed each plan’s discount rate with the assistance of our actuaries by matching expected future benefit payments in each year to the corresponding spot rates from the FTSE Pension Liability Yield Curve, comprised of high quality (rated AA or better) corporate bonds.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. RETIREMENT BENEFIT PLANS (continued)

The fair values of the Company’s pension plan assets on December 30, 2023 and December 31, 2022, utilizing the fair value hierarchy discussed in Note 3 – Accounting Policies – Fair Value of Financial Instruments, follow:

	December 30, 2023
	Level 1	Level 2	Level 3	Total
Cash and Equivalents:
Common/collective trust funds	$—	$411,688	$—	$411,688
Equities:
The Eastern Company Common Stock	4,774,396		—	4,774,396
RITC Russell Investments Russell 1000® Index Fund (a)		6,595,564		6,595,564
RITC Small Cap Fund (b)		567,998		567,998
RITC International Fund (c)		3,669,895		3,669,895
RITC Emerging Markets Fund (d)		1,298,014		1,298,014
RITC World Equity Fund (e)		7,960,264		7,960,264
RITC Global Real Estate Securities Fund (f)		1,373,408		1,373,408
RITC Global Listed Infrastructure Fund (g)		1,327,625		1,327,625
RITC Commodities Fund (h)		1,161,864		1,161,864
RIIFL High Yield Bond Fund (i)		2,643,118		2,643,118
Fixed Income:
Common/collective trust funds
Target Duration LDI Fixed Income Funds (j)
• Russell 25 Year LDI Fixed Income Fund	—	9,858,521	—	9,858,521
• Russell 14 Year LDI Fixed Income Fund	—	17,481,926	—	17,481,926
STRIPS Fixed Income Funds (k)
• Russell 15 to 20 Year STRIPS Fixed Income Fund	—	876,584	—	876,584
• Russell 10 to 15 Year STRIPS Fixed Income Fund	—	835,778	—	835,778
Total	$4,774,396	$56,062,246	$—	$60,836,643

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. RETIREMENT BENEFIT PLANS (continued)

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash and Equivalents:
Common/collective trust funds	$—	$391,357	$—	$391,357
Equities:
The Eastern Company Common Stock	4,184,107		—	4,184,107
Common/collective trust funds
Russell Multi Asset Core Plus Fund (l)	—	26,244,623	—	26,244,623
Fixed Income:
Common/collective trust funds
Target Duration LDI Fixed Income Funds (j)
• Russell 25 Year LDI Fixed Income Fund	—	4,376,600	—	4,376,600
• Russell 14 Year LDI Fixed Income Fund	—	18,012,813	—	18,012,813
STRIPS Fixed Income Funds (k)
• Russell 15 to 20 Year STRIPS Fixed Income Fund	—	2,151,410	—	2,151,410
• Russell 10 to 15 Year STRIPS Fixed Income Fund	—	3,166,340	—	3,166,340
Total	$4,184,107	$54,343,143	$—	$58,527,250

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

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. RETIREMENT BENEFIT PLANS (continued)

(a)

The RITC Russell Investments Russell 1000® Index Fund - Series I seeks to replicate the performance of the Russell 1000® Index as closely as possible before the deduction of Fund expenses. The Fund invests, through an underlying fund, primarily in stocks that closely match the composition of the Russell 1000® Index. The stocks in the index are highly diversified across industries and sectors. The Fund practices a passive investment approach and seeks to replicate the performance of the Russell 1000® Index.

(b)

The RITC Small Cap Fund seeks to provide long-term capital appreciation. It aims to outperform the Russell 2000® Index while managing volatility and maintaining diversification similar to the Index over a full market cycle. The Fund invests primarily in common stocks of U.S. small capitalization companies. Advisors in the Fund use a wide range of criteria and disciplines, focusing on factors such as: undervalued or under-researched companies, special situations, emerging growth, asset plays and turnarounds.

(c)

The RITC International Fund seeks to provide long-term growth of capital. It aims to outperform the MSCI World ex USA Index Net (the “Index”) while managing volatility and maintaining diversification similar to the index over a full market cycle. The Fund invests primarily in equity securities issued by Non-U.S. companies and in depositary receipts and other derivatives representing economic ownership of securities of non-U.S. companies. Seeks to invest in most of the developed nations of the world to maintain a high degree of diversification among countries and currencies. Employs multiple managers with distinct investment styles (growth, market-oriented and value), which are intended to be complementary.

(d)

The RITC Emerging Markets Fund seeks to provide the potential for long-term growth of capital. It aims to outperform the MSCI Emerging Markets Index Net over a full market cycle. The Fund Invests in equity securities of companies located in, or are economically tied to, emerging market countries. Securities are denominated principally in foreign currencies and are typically held outside the U.S. The Fund employs a multi-style (growth, market-oriented and value) and multi-manager approach whereby portions of the fund are allocated to different money managers who employ distinct styles.

(e)

The RITC World Equity Fund seeks to provide long-term capital appreciation. It aims to outperform the MSCI World Net Dividend Index over a full market cycle. The Fund employs specialist global equity advisors using global stock and sector selection strategies. Advisors invest across the world, without being limited by national borders or to specific regions, and typically take more aggressive positions on stocks and sectors and the extended equity markets. Their cross-border approach offers a different, complementary source of excess returns to Russell Investments' U.S. and International funds.

(f)

The RITC Global Real Estate Securities Fund seeks to provide current income and long-term capital growth. It strives to outperform the FTSE EPRA NAREIT Developed Index Net TRI with above-average consistency over a full market cycle. The Fund invests principally in equity securities of real estate companies, primarily in real estate investment trusts (REITs), other property trusts and real estate-related companies listed on global stock exchanges, predominantly in North America, Europe, Asia, and Australia. It employs a multi-manager approach whereby portions of the fund are allocated to different money managers whose approaches are intended to complement one another.

(g)

The RITC Global Listed Infrastructure Fund seeks to provide the potential for excess return streams, stable income potential, and a possible hedge against inflation. It seeks to outperform the S&P Infrastructure Index over a full market cycle. The Fund invests in a diversified portfolio of listed companies that provide services essential for a functioning modern economy, including roads, utilities, hospitals, schools, and airports. Employs multiple managers with complementary strategies with each manager expected to take an active management approach with a ’pure play’ bias - meaning they select companies with assets that tend to be monopolistic, highly regulated, long-lived, with steady cash flows.

(h)

The RITC Commodities Fund is designed to provide the potential for long-term growth of capital and income. It seeks to outperform the Bloomberg Commodity Index Total Return with above-average consistency over a full market cycle. The Fund invests in commodity index-linked securities, other commodity-linked securities, derivative instruments, cash, and fixed income securities that together are intended to provide exposure to the performance of the collateralized commodity futures market. Combines strategies with different payoffs over different phases of an economic and stock market cycle. Multiple advisors, funds and strategies are employed to reduce style or strategy concentration risk.

(i)

The RIIFL High Yield Bond Fund seeks to provide current income and capital appreciation. It aims to outperform the ICE BofA Developed Markets High Yield Constrained Index (USD-hedged) over an interest rate cycle. The Fund invests primarily in non-investment grade, high yielding fixed income securities issued by companies from around the globe. These securities are commonly referred to as "junk bonds." A majority of the Fund's holdings are U.S. dollar denominated.

(j)

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

(k)

The STRIPS (Separate Trading of Registered Interest and Principal of Securities) Funds seek to provide duration and Treasury exposure by investing in an optimized subset of the STRIPS universe with a similar duration profile as the Barclays U.S. Treasury STRIPS 10-15 year, 15-20 year or 25+ year Index. These passively managed funds are generally used with other bond funds to add additional duration to the asset portfolio. This will help reduce the mismatch between a plan’s assets and liabilities.

(l)

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

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. RETIREMENT BENEFIT PLANS (continued)

The plans’ assets include 217,018 shares of the common stock of the Company having a market value of $4,774,396 and $4,184,107 on December 30, 2023 and December 31, 2022, respectively. No shares were purchased in 2023 or 2022 nor were any shares sold in either period. Dividends received during 2023 and 2022 on the common stock of the Company were $95,488 and $95,488, respectively.

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

The Eastern Company Savings and Investment Plan as amended effective April 1, 2023 (“401(k) Plan Amendment”) provides for a match of 50% of the first 6% of employee contributions. The 401(k) Plan Amendment also provides for an additional non-discretionary contribution (the “transitional credit”) for certain non-union U.S. employees. The amount of this non-discretionary contribution ranges from 0% to 4% of wages, based on the age of the individual on June 1, 2016. The 401(k) Plan Amendment provides a non-discretionary safe harbor contribution of 3%. All non-union U.S. employees are eligible to join the plan.

The Company made contributions to the plan as follows:

	2023	2022
Regular matching contributions	$990,993	$561,357
Transitional credit contributions	105,880	123,387
Non-discretionary contributions	682,154	376,861
Total contributions made for the period	$1,779,027	$1,061,605

The non-discretionary contribution of $328,953 made in the twelve months ended December 30, 2023 was accrued for and expensed in the prior fiscal year. As of December 31, 2022, the Company had accrued $379,090 for the non-discretionary safe harbor contribution. This amount was expensed in 2022 and was contributed to the plan in January 2023.

Effective January 1, 2023, the non-discretionary contributions are being contributed on a weekly basis.

11. EARNINGS PER SHARE

The denominators used in the earnings per share computations follow:

	2023	2022
Basic:
Weighted average shares outstanding	6,232,341	6,223,839

Diluted:
Weighted average shares outstanding	6,232,341	6,223,839
Dilutive stock awards	38,424	14,102
Denominator for diluted earnings per share	6,270,765	6,237,941

There were no anti-dilutive stock equivalents in 2023 or 2022.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

12. GEOGRAPHIC INFORMATION

	2023	2022
Geographic Information:
Net Sales:
United States	$265,377,645	$270,342,724
Foreign	8,077,212	8,922,422
	$273,454,857	$279,265,146

Foreign sales are primarily to customers in North America.

Identifiable Assets:
United States	$240,930,387	$248,587,059
Foreign	11,108,814	12,935,974
	$252,039,201	$261,523,033

13. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which amends the reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We do not expect this new standard to have a significant impact to our disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 240), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit disaggregated between domestic and foreign and (3) income tax expense or benefit from continuing operations disaggregated by Federal, state, and foreign. The update also requires entities to disclose their income tax payments to various jurisdictions. This standard is effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025. We do not expect this new standard to have a significant impact to our disclosures.

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

In 2016, the Company created a plan to remediate a landfill of spent foundry sand maintained at the Company’s previously owned metal casting facility in New York. This plan was agreed to by the New York State Department of Environmental Conservation (the “NYSDEC”) on March 27, 2018. Based on estimates provided by the Company’s environmental engineers, the anticipated cost to remediate and monitor the landfill was $430,000. The Company accrued for and expensed the entire $430,000 in the first quarter of 2018 and fiscal 2017. In the fall of 2018, detailed construction drawings were prepared by an outside consultant in conjunction with informal progress reviews by the NYSDEC. Long-term groundwater monitoring commenced in April 2019. Verbal approval for the closure plan was received from the NYSDEC in May 2019, and written approval was received in October 2020. Construction of the closure remedies, including improved drainage system, regrading, and installation of a low permeability cap was completed in October 2021. A closure report and long-term maintenance plan were submitted to the NYSDEC in November 2021. In July 2023, the Company received NYSDEC approval for the closure report and long-term maintenance plan. The 30-year annual groundwater monitoring and site maintenance program is underway and will continue through 2048.

15. CONCENTRATION OF RISK

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk for the Company is its accounts receivable due from customers. The Company has established credit limits for customers and monitors their balances to mitigate the risk of loss. As of December 30, 2023, and December 31, 2022, there was one significant concentration of credit risk. One customer represented 12% of total accounts receivable for 2023 and one customer represented 14% of total accounts receivable in 2022. The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable. In 2023, this customer had revenues totaling $29.2 million (10% of Engineered Solutions segment total revenue). In 2022, no customer had sales exceeding 10% of total Engineered Solutions total revenue.

Interest Rate Risk

The Company’s exposure to the risk of changes in market interest rates relates primarily to the Company’s debt, which bears interest at variable rates based on term SOFR, plus an adjustment of ten basis points, plus an applicable margin of 1.875% to 2.625%, depending on the Company’s senior net leverage ratio. See Note 6 – Debt for more information regarding the Company’s debt facility.

Currency Exchange Rate Risk

The Company’s currency exposure is concentrated in the Canadian dollar, Mexican peso, New Taiwan dollar, Chinese RMB, and Hong Kong dollar. Because of the Company’s limited exposure to any single foreign market, any exchange gains or losses have not been material and are not expected to be material in the future. As a result, the Company does not attempt to mitigate its foreign currency exposure through the acquisition of any speculative or leveraged financial instruments.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

The Eastern Company

Shelton, Connecticut

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Eastern Company (the Company) as of December 30, 2023 and December 31, 2022, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 30, 2023, including the related notes and financial statement schedule appearing under Item 15(a)(2) on Form 10-K (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2024 expressed an unqualified opinion.

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

Impairment Assessment of Goodwill

Description of the Critical Audit Matter and the Relevant Accounts and Disclosures

As described in Notes 3 and 4 to the financial statements, the Company’s consolidated goodwill balance is $70.8 million as of December 30, 2023. Management tests reporting units for impairment annually in December, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. As disclosed by management, reporting units are tested for impairment by utilizing qualitative factors that include a) macroeconomic conditions, b) market and industry conditions, c) cost factors, d) overall financial performance, e) other relevant entity-specific events, and f) events affecting a reporting unit.

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

How the Critical Audit Matter was Addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments. These procedures also included, among others (i) testing management’s process for developing the qualitative factors; (ii) evaluating the appropriateness of the qualitative factors; and (iii) testing the completeness and accuracy of underlying data used in the qualitative factors by corroborating and recalculating the relevant metrics. Evaluating management’s significant judgments and assumptions related to qualitative factors involved evaluating whether those significant judgments and assumptions used by management were reasonable considering (i) the current and past performance of the reporting units; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/Fiondella, Milone & LaSaracina LLP

Fiondella, Milone & LaSaracina LLP

We have served as the Company’s auditor since 2009.

Glastonbury, Connecticut

March 12, 2024

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

The Audit Committee of the Board of Directors, which is composed solely of independent directors, meets regularly with the independent registered public accountants, Fiondella, Milone & LaSaracina LLP, the internal auditors and representatives of management to review accounting, financial reporting, internal control, and audit matters, as well as the nature and extent of the audit effort. The Audit Committee is responsible for the engagement of the independent registered public accountants. The independent registered public accountants and internal auditors have access to the Audit Committee.

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended December 30, 2023, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 240.13a-15.  As defined in Exchange Act Rules 240.13a-15(e) and 240.15d-15(e), “the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuers management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.” Based upon that evaluation, the CEO and CFO concluded that the Company’s current disclosure controls and procedures were effective as of the December 30, 2023 evaluation date.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 240.13a-15(f) and 240.15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our control over financial reporting was effective as of December 30, 2023. The Company’s registered public accounting firm, Fiondella, Milone & LaSaracina LLP, has issued an attestation report on the Company’s internal control over financial reporting. The attestation report is set forth below in this Item 9A.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2023, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

The Eastern Company

Shelton, Connecticut

Opinion on Internal Control over Financial Reporting

We have audited The Eastern Company’s (the Company) internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows of the Company, and our report dated March 12, 2024, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting under Item 9A on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 12, 2024

ITEM 9B OTHER INFORMATION

None.

ITEM 9C DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors is incorporated herein by reference to the information under the captions “Item No. 1 – Election of Directors” in the Company’s definitive proxy statement (the “Proxy Statement”) for the 2024 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 30, 2023.

The information concerning the Company’s executive officers is incorporated herein by reference to the information under the caption “Executive Officer Biographies” in the Proxy Statement.

The information concerning the Company’s Audit Committee is incorporated herein by reference to the information under the captions “Audit Committee Financial Expert” and “The Board of Directors and Committees” in the Proxy Statement. The Audit Committee Charter is also available on the Company’s website at http://www.easterncompany.com by clicking on Governance in the “About Us” menu.

The information concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information under the caption “Delinquent Section 16(a) Reports” if any, in the Proxy Statement.

The Company’s Board of Directors has adopted a Code of Business Conduct and Ethics that applies to the Company’s Chief Executive Officer, Chief Financial Officer, and the Company’s other financial professionals. The Code of Business Conduct and Ethics is available on the Company’s website at https://www.easterncompany.com/ by clicking on Governance in the “About Us” menu. We intend to disclose any amendment or waiver to the Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions, on our website within four business days after such amendment or waiver.

ITEM 11 EXECUTIVE COMPENSATION

Information concerning director and executive compensation is incorporated herein by reference to the information under the captions “Director Compensation in Fiscal 2023,” “Executive Compensation,” “Stock Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” and “Termination of Employment and Change in Control Arrangements” in the Proxy Statement. The Compensation Committee of the Board of Directors operates under the Compensation Committee Charter, which can be found on the Company’s website at https://www.easterncompany.com/ by clicking on Governance in the “About Us” menu.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities authorized for issuance under equity compensation plans

The following table sets forth information regarding securities authorized for issuance under the Company’s equity compensation plans as of December 30, 2023, consisting of the Company’s 2020 Executive Stock Incentive Plan (the “2020 Plan”).

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding awards, warrants and rights	Weighted-average exercise price of outstanding awards, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	55,100	$17.97	880,973
Equity compensation plans not approved by security holders	-	-	-
Total	55,100	$17.97	880,973

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

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services is incorporated herein by reference to the information under the caption “Item No. 3 – Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) Documents filed as part of this Form 10-K:

(1) Financial statements

(2) Financial Statement Schedules

Schedule II — Valuation and qualifying accounts begins on page [73] of this Form 10-K. Schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

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

10.1*

Amended and Restated Employment Agreement, dated as of November 14, 2023, between the Company and Mark Anthony Hernandez (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-35383), filed November 15, 2023).

10.2*

Amended and Restated Employment Agreement, dated as of January 1, 2018, between the Company and August M. Vlak (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-35383), filed January 22, 2018.

10.3*

Offer Letter, dated February 1, 2023, between the Company and Nicholas Vlahos (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (SEC File No. 001-35383), filed February 6, 2023).

10.4*

Severance Agreement, dated as of February 1, 2023, between the Company and Nicholas Vlahos (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (SEC File No. 001-35383), filed February 6, 2023).

10.5*

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

10.7

Credit Agreement dated as of June 16, 2023 among the Company as Borrower, the Lenders signatory thereto and TD Bank, N.A., as the administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-35383), filed on June 20, 2023).

10.8

Pledge and Security Agreement, dated as of June 16, 2023 among the Company, certain of its subsidiaries (as grantors), and TD Bank, N.A., as administrative agent for the benefit of the Secured Creditors (as defined therein) (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (SEC File No. 001-35383), filed on June 20, 2023).

10.9*	Form of The Eastern Company Stock Award Agreement (filed herewith)

21	Subsidiaries of the Company (filed herewith).

23	Consent of Fiondella, Milone & LaSaracina LLP (filed herewith).

31	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

97	The Eastern Company Clawback Policy in the Event of a Financial Restatement (filed herewith).

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets as of December 30, 2023 and December 31, 2022; (ii) the Consolidated Statements of Income for the fiscal years ended December 30, 2023 and December 31, 2022; (iii) the Consolidated Statements of Comprehensive Income for the fiscal years ended December 30, 2023 and December 31, 2022; (iv) the Consolidated Statements of Shareholders’ Equity for the fiscal years ended December 30, 2023 and December 31, 2022; (v) the Consolidated Statements of Cash Flows for the fiscal years ended December 30, 2023 and December 31, 2022; and (vi) the Notes to the Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

* Management contract, compensatory plan or arrangement.

The Eastern Company and Subsidiaries

Schedule II – Valuation and Qualifying accounts

COL. A	COL. B	COL. C		COL. D		COL. E
		ADDITIONS
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts-Describe	Deductions – Describe		Balance at End of Period
Fiscal year ended December 30, 2023: Deducted from asset accounts: Allowance for doubtful accounts	$676,678	$51,270	$0	$-163,132	(a)	$564,816

Fiscal year ended December 31, 2022: Deducted from asset accounts: Allowance for doubtful accounts	$515,000	$629,000	$0	$-467,000	(a)	$677,000

(a) Uncollectible accounts written off, net of recoveries.

ITEM 16 FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 12, 2024	THE EASTERN COMPANY

	By	/s/ Nicholas Vlahos
Nicholas Vlahos
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Mark A. Hernandez	March 12, 2024
Mark A. Hernandez President, Chief Executive Officer, and Director (Principal Executive Officer)

/s/ Nicholas Vlahos	March 12, 2024
Nicholas Vlahos Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ James A. Mitarotonda	March 12, 2024
James A. Mitarotonda Chairman of the Board

/s/ Fredrick D. DiSanto	March 12, 2024
Fredrick D. DiSanto Director

/s/ John W. Everets	March 12, 2024
John W. Everets Director

/s/ Charles W. Henry	March 12, 2024
Charles W. Henry Director

/s/ Peggy B. Scott	March 12, 2024
Peggy B. Scott Director

/s/ Michael J. Mardy	March 12, 2024
Michael J. Mardy Director

