Form 10-Q
period 2024-03-30
EASTERN CO
filed 2024-05-06
CIK 31107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________________ to _______________

Commission File Number 001-35383

THE EASTERN COMPANY
(Exact name of registrant as specified in its charter)

Connecticut	06-0330020
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Enterprise Drive, Suite 408, Shelton, Connecticut	06484
(Address of principal executive offices)	(Zip Code)

(203)-729-2255
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, No Par Value	EML	NASDAQ Global Market

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

As of March 30, 2024, 6,233,510 shares of the registrant’s common stock, no par value per share, were issued and outstanding.

The Eastern Company

Form 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2024

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 30, 2024	April 1, 2023
Net sales	$67,929,087	$72,495,367
Cost of products sold	(51,732,988)	(56,997,668)
Gross margin	16,196,099	15,497,699

Product development expense	(1,359,797)	(1,401,199)
Selling and administrative expenses	(11,498,958)	(11,937,637)
Operating profit	3,337,344	2,158,863

Interest expense	(845,035)	(726,006)
Other income (expense)	10,354	(630,699)
Income before income taxes	2,502,663	802,158

Income tax expense	(555,091)	(194,845)
Net income	$1,947,572	$607,313

Earnings per share:
Basic	$0.31	$0.10

Diluted	$0.31	$0.10

Cash dividends per share:	$0.11	$0.11

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 30, 2024	April 1, 2023
Net income	$1,947,572	$607,313
Other comprehensive income:

Change in foreign currency translation	(157,000)	336,585

Change in fair value of foreign currency swap, net of tax cost (benefit) of:
2024 - $96,724; 2023 - $(87,691)	403,016	(277,687)

Change in pension and postretirement benefit costs, net of taxes of:
2024 - $71,355; 2023 - $74,360	243,336	252,668
Total other comprehensive income	489,352	311,566
Comprehensive income	$2,436,924	$918,879

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 30, 2024	December 30, 2023
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$7,356,444	$8,299,453
Marketable Securities	2,127,735	986,477
Accounts receivable, less allowances: 2024 - $541,103; 2023 - $564,816	42,881,758	37,057,488
Inventories	55,847,071	59,272,207
Current portion of notes receivable	618,231	573,269
Prepaid expenses and other assets	6,199,897	6,047,814
Total Current Assets	115,031,136	112,236,708

Property, Plant and Equipment	61,842,148	60,270,096
Accumulated depreciation	(32,710,475)	(31,980,335)
Property, Plant and Equipment, Net	29,131,673	28,289,761

Goodwill	70,722,962	70,776,893
Trademarks	5,514,884	5,514,960
Patents and other intangibles net of accumulated amortization	14,360,192	15,325,927
Long term notes receivable, less current portion	329,970	374,932
Deferred Income Taxes	2,283,571	2,283,571
Right of Use Assets	16,521,127	17,236,449
Total Other Assets	109,732,706	111,512,732

TOTAL ASSETS	$253,895,515	$252,039,201

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 30, 2024	December 30, 2023
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$26,971,547	$25,319,473
Accrued compensation	4,636,088	5,379,381
Other accrued expenses	4,874,024	4,556,623
Current portion of operating lease liability	4,195,865	4,424,369
Current portion of finance lease liability	182,290	182,010
Current portion of long-term debt	2,871,870	2,871,870
Total Current Liabilities	43,731,684	42,733,726

Other long-term liabilities	640,724	640,724
Operating lease liability, less current portion	12,325,261	12,812,079
Finance lease liability, less current portion	696,584	728,100
Long-term debt, less current portion	40,271,398	41,063,865
Accrued postretirement benefits	565,727	554,758
Accrued pension cost	21,150,758	21,025,365
Total Liabilities	119,382,136	119,558,617

Shareholders’ Equity
Voting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Nonvoting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Common Stock, no par value, Authorized: 50,000,000 shares	34,464,595	33,950,859
Issued: 9,118,031 shares as of 2024 and 9,091,815 shares as of 2023
Outstanding: 6,233,510 shares as of 2024 and 6,217,370 shares as of 2023
Treasury Stock: 2,884,521 shares as of 2024 and 2,874,445 shares as of 2023	(23,515,267)	(23,280,467)
Retained earnings	146,069,675	144,805,168
Accumulated other comprehensive loss:
Foreign currency translation	(1,023,599)	(866,599)
Unrealized gain on foreign currency swap, net of tax	403,016	-
Unrecognized net pension and postretirement benefit costs, net of tax	(21,885,041)	(22,128,377)
Accumulated other comprehensive loss	(22,505,624)	(22,994,976)
Total Shareholders’ Equity	134,513,379	132,480,584
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$253,895,515	$252,039,201

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 30, 2024	April 1, 2023
Operating Activities
Net income	$1,947,572	$607,313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,876,124	1,814,749
Reduction in carrying amount of ROU assets	715,322	631,368
Unrecognized pension and postretirement benefits	445,218	880,421
Loss on sale of equipment and other assets	37,330	-
Provision for doubtful accounts	(23,000)	3,269
Stock compensation expense (benefit)	513,737	(49,246)
Changes in operating assets and liabilities:
Accounts receivable	(5,898,945)	(1,585,976)
Inventories	3,415,931	7,212,179
Prepaid expenses and other	(109,507)	(37,330)
Other assets	21,710	(155,055)
Accounts payable	3,601,059	(1,031,704)
Accrued compensation	(1,000,332)	(1,104,186)
Change in operating lease liability	(715,322)	(639,987)
Other accrued expenses	(1,248,705)	314,443
Net cash provided by operating activities	3,578,192	6,860,258

Investing Activities
Marketable securities	(999,960)	-
Payments received from notes receivable	-	2,233,192
Proceeds from sale of equipment	18,000	-
Purchases of property, plant, and equipment	(1,776,954)	(1,151,205)
Net cash (used in) provided by investing activities	(2,758,914)	1,081,987

Financing Activities
Payments on short term borrowings (revolver)	-	(268,249)
Principal payments on long-term debt	(792,467)	(4,858,000)
Financing leases, net	(31,236)	723,254
Purchase common stock for treasury	(234,800)	-
Dividends paid	(683,065)	(684,293)
Net cash used in financing activities	(1,741,568)	(5,087,288)

Effect of exchange rate changes on cash	(20,719)	28,538
Net change in cash and cash equivalents	(943,009)	2,883,495

Cash and cash equivalents at beginning of period	8,299,453	10,187,522
Cash and cash equivalents at end of period	$7,356,444	$13,071,017

Supplemental disclosure of cash flow information:
Interest	$831,462	$716,763
Income taxes	230,523	(59,681)

Non-cash investing and financing activities
Right of use asset	140,939	(652,914)
Lease liability	(140,939)	(328,721)

See accompanying notes

THE EASTERN COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 30, 2024

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. Refer to the consolidated financial statements of The Eastern Company (together with its consolidated subsidiaries, the “Company,” “we,” “us” or “our”) and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2023, filed with the Securities and Exchange Commission on March 12, 2024 (the “2023 Form 10-K”), for additional information.

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

The condensed consolidated balance sheet as of December 30, 2023 has been derived from the audited consolidated balance sheet at that date.

The Company’s fiscal year is a 52-53-week fiscal year ending on the Saturday nearest to December 31. References to 2023, the 2023 fiscal year or fiscal 2023 mean the 52-week period ended on December 30, 2023, and references to 2024, the 2024 fiscal year or fiscal 2024 mean the 52-week period ending on December 28, 2024. In a 52-week fiscal year, each quarter has 13 weeks. References to the first quarter of 2023, the first fiscal quarter of 2023, the first quarter of fiscal 2023 or the three months ended April 1, 2023, mean the period from January 1, 2023 to April 1, 2023. References to the first quarter of 2024, the first fiscal quarter of 2024, the first fiscal quarter of 2024 or the three months ended March 30, 2024, mean the 13-week period from December 31, 2023 to March 30, 2024.

Certain amounts in the 2023 financial statements have been reclassified to conform with the 2024 presentation with no impact or change to previously reported net income or shareholders’ equity.

Note B – Earnings Per Share

The denominators used to calculate earnings per share are as follows:

	Three Months Ended
	March 30, 2024	April 1, 2023
Basic:
Weighted average shares outstanding	6,215,673	6,223,027

Diluted:
Weighted average shares outstanding	6,215,673	6,223,027
Dilutive stock appreciation rights	39,727	10,962
Denominator for diluted earnings per share	6,255,400	6,233,989

Note C – Fair Value of Instruments

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

The Company’s financial instruments are primarily investments in marketable securities (Level 1) and pension assets, see Note L, Retirement Benefit Plans.

The carrying amounts of other financial instruments (cash and cash equivalents, marketable securities, accounts receivable, accounts payable and debt) as of March 30, 2024 and December 30, 2023, approximate fair value because of their short-term nature and market-based interest rates.

Note D – Inventories

Inventories consist of the following components:

	March 30, 2024	December 30, 2023

Raw material and component parts	$23,084,312	$24,500,087
Work in process	9,381,683	9,957,068
Finished goods	23,381,076	24,815,052
Total inventories	$55,847,071	$59,272,207

Note E - Goodwill

The aggregate carrying amount of goodwill is approximately $70.7 million as of March 30, 2024. No impairment was recognized in the first quarter of 2024.

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

Currently, the Company has twenty-two operating leases with a lease liability of $16.5 million and two finance leases with a lease liability of $0.9 million as of March 30, 2024. The terms and conditions of the leases are determined by the individual agreements. The leases do not contain residual value guarantees, restrictions, or covenants that could cause the Company to incur additional financial obligations. There are no related party lease transactions. There are no leases that have not yet commenced that could create significant rights and obligations for the Company.

The future payments (in millions) due under non-cancelable operating and finance leases as of March 30, 2024 are as follows:

	Operating	Finance
2024	$3.2	$0.1
2025	3.2	0.2
2026	2.5	0.2
2027 and thereafter	10.2	0.6
	19.1	1.1
Less effects of discounting	(2.6)	(0.2)
Lease liabilities recognized	$16.5	$0.9

As of March 30, 2024, the weighted average lease term for all operating and finance leases is 7.0 and 5.8 years, respectively. The weighted average discount rate associated with operating and finance leases was 6.3% and 6.4%, respectively.

Note G - Debt

On June 16, 2023, the Company entered into a credit agreement with TD Bank, N.A., Wells Fargo Bank, Bank of America, and M&T Bank as lenders (the “Credit Agreement”), that included a $60 million term portion and a $30 million revolving commitment portion. The proceeds of the term loan were used to repay the Company’s remaining outstanding term loan and to terminate its existing credit facility with Santander Bank, N.A. (approximately $59 million). The term loan portion of the credit facility requires quarterly principal payments of (i) $750,000 beginning on September 30, 2023 through June 30, 2025, (ii) $1,125,000 beginning on September 30, 2025 through June 30, 2027, and (iii) $1,500,000 beginning on September 30, 2027 through March 31, 2028, with the balance of the term loan payable on the maturity date of June 16, 2028. Amounts outstanding under the revolving portion of the credit facility are generally due and payable on the expiration date of the Credit Agreement (June 16, 2028). The Company can elect to prepay some or all the outstanding balance from time to time without penalty. A commitment fee is payable on the unused portion of the revolving credit facility based on the Company’s consolidated ratio of net debt to adjusted EBITDA from time to time. Currently, the commitment fee is 0.30%. The Company has no borrowings outstanding under the revolving commitment portion of the credit facility as of March 30, 2024.

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

The Company’s loan covenants under the Credit Agreement require the Company to maintain a senior net leverage ratio not to exceed 3.5 to 1. In addition, the Company is required to maintain a fixed charge coverage ratio to be not less than 1.25 to 1. The Company was in compliance with all its covenants under the Credit Agreement on March 30, 2024, and through the date of filing this Form 10-Q.

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

Incentive stock options granted under the 2020 Plan must have exercise prices that are not less than 100% of the fair market value of the Company’s common stock on the dates the stock options are granted. Restricted stock awards may also be granted to participants under the 2020 Plan with restrictions determined by the Compensation Committee of the Board. Under the 2020 Plan, non-qualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Board.  The Company did not grant any stock awards during the first three months of fiscal 2024 and fiscal 2023. For the first three months of fiscal years 2024 and 2023, the Company used fair market value to determine the associated expense with stock awards.

The 2020 Plan also permits the issuance of Stock Appreciation Rights (“SARs”). The SARs are in the form of an option with a cashless exercise price equal to the difference between the fair value of the Company’s common stock at the date of grant and the fair value as of the exercise date resulting in the issuance of the Company’s common stock. The Company did not issue any SARs during the first three months of fiscal 2024 and 2023.

Stock-based compensation expense (income), including forfeitures, in connection with SARs and stock awards previously granted to employees was approximately $434,000 and $(184,000) in the first quarter of 2024 and the first quarter of 2023, respectively.

As of March 30, 2024, there were 879,924 shares of Company common stock reserved and available for future grant under the 2020 Plan.

The following tables set forth the outstanding SARs for the period specified:

	Three Months Ended		Year Ended
	March 30, 2024		December 30, 2023
	Units	Weighted Average Exercise Price	Units	Weighted Average Exercise Price
Outstanding at beginning of period	13,000	$24.19	146,166	$23.22
Expired	(9,000)	26.30	(50,833)	24.24
Exercised	-	-	(33,333)	21.10
Forfeited	-	-	(49,000)	22.80
Outstanding at end of period	4,000	$20.20	13,000	$24.19

SARs Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of March 30, 2024	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of March 30, 2024	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$20.20	4,000	1.1	$20.20	4,000	1.1	$20.20

The following tables set forth the outstanding stock awards for the period specified:

	Three Months Ended	Year Ended
	March 30, 2024	December 30, 2023
	Shares	Shares
Outstanding at beginning of period	89,400	64,500
Issued	-	82,800
Exercised	(23,734)	(10,600)
Forfeited	(1,433)	(47,300)
Outstanding at end of period	64,233	89,400

As of March 30, 2024, outstanding SARs and stock awards had an intrinsic value of $2,245,274.

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

Below is a summary of the Company’s shares repurchased during the first quarter of 2024 under the new share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
Balance as of December 30, 2023	40,000	$18.39	40,000	160,000
December 31, 2024 – March 30, 2024	10,076	23.30	10,076	149,924

Balance as of March 30, 2024	50,076	$19.38	50,076	149,924

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

Note K - Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and in various states and foreign jurisdictions. With limited exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2019 and is no longer subject to non-U.S. income tax examinations by foreign tax authorities for years prior to 2017.

The total amount of unrecognized tax benefits could increase or decrease within the next 12 months for several reasons, including the closure of federal, state, and foreign tax years by expiration of the statute of limitations and the recognition and measurement considerations under FASB ASC Topic 740, “Income Taxes.”  There have been no significant changes to the value of unrecognized tax benefits during the three months ended March 30, 2024. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will not increase or decrease significantly over the next twelve months.

Note L - Retirement Benefit Plans

The Company has four non-contributory defined benefit pension plans covering most U.S. employees. All of these pension plans are frozen and participants in these plans have not accrued benefits since the date on which these plans were frozen. Plan benefits are generally based upon age at retirement, years of service and, for the plan covering salaried employees, the level of compensation. The Company also sponsors unfunded non-qualified supplemental retirement plans that provide certain former officers with benefits in excess of limits imposed by federal tax law.

The Company also provides health care and life insurance for retired salaried employees in the United States who meet specific eligibility requirements.

Significant disclosures relating to these benefit plans for the first quarter of fiscal years 2024 and 2023 are as follows:

	Pension Benefits
	Three Months Ended
	March 30, 2024	April 1, 2023
Service cost	$178,003	$216,153
Interest cost	966,702	990,054
Expected return on plan assets	(1,099,035)	(1,049,016)
Amortization of the net loss	327,365	342,865
Net periodic benefit cost	$373,035	$500,056

	Other Postretirement Benefits
	Three Months Ended
	March 30, 2024	April 1, 2023
Service cost	$3,574	$6,486
Interest cost	12,951	14,533
Expected return on plan assets	(4,684)	(4,849)
Amortization of prior service cost	1,060	1,060
Amortization of the net loss	(19,567)	(16,895)
Net periodic benefit (gain) cost	$(6,666)	$335

The Company’s funding policy with respect to its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations. In fiscal year 2024, the Company expects to make cash contributions to its qualified pension plans of approximately $2,100,000 and approximately $50,000 into its other postretirement plan. As of March 30, 2024, the Company has contributed $450,000 to its pension plans and $7,000 to its postretirement plan and expects to make the remaining contributions as required during the remainder of the fiscal year.

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

The Company made contributions to the 401(k) Plan as follows:

	Three Months Ended
	March 30, 2024	April 1, 2023
Regular matching contribution	$285,563	$252,761
Transitional credit contribution	28,906	34,320
Non-discretionary contribution	110,890	431,950
Total contributions for the period	$425,359	$719,031

The non-discretionary contribution of $328,953 made in the three months ended April 1, 2023, was accrued for, and expensed in the prior fiscal year.

Effective January 1, 2023, the non-discretionary contributions are being contributed on a weekly basis.

Note M - Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which amends the reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We do not expect this new standard to have a significant impact on our disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit disaggregated between domestic and foreign and (3) income tax expense or benefit from continuing operations disaggregated by federal, state, and foreign. The update also requires entities to disclose their income tax payments to various jurisdictions. This standard is effective for fiscal years beginning after December 15, 2024. We do not expect this new standard to have a significant impact on our disclosures.

The Company has implemented all new accounting pronouncements that are in effect and that could impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued, but are not yet effective, that might have a material impact on the consolidated financial statements of the Company.

Note N - Concentration of Risk

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk for the Company is its accounts receivable due from customers. The Company has established credit limits for customers and monitors their balances to mitigate the risk of loss. As of March 30, 2024, there was one significant concentration of credit risk with a customer, who had receivables representing 12% of our net accounts receivable. One single customer represented 12% of the Company’s net accounts receivable as of December 30, 2023. The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable.

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in the financial position and results of operations of The Eastern Company (together with its consolidated subsidiaries, the “Company,” “we,” “us” or “our”) for the three months ended March 30, 2024. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 30, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023, which was filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2024 (the “2023 Form 10-K”).

The Company’s fiscal year is a 52-53-week fiscal year ending on the Saturday nearest to December 31. References to 2023, the 2023 fiscal year or fiscal 2023 mean the 52-week period ended on December 30, 2023, and references to 2024, the 2024 fiscal year or fiscal 2024 mean the 52-week period ending on December 28, 2024. In a 52-week fiscal year, each quarter has 13 weeks. References to the first quarter of 2023, the first fiscal quarter of 2023, the first quarter of fiscal 2023 or the three months ended April 1, 2023, mean the period from January 1, 2023 to April 1, 2023. References to the first quarter of 2024, the first fiscal quarter of 2024, the first quarter of fiscal 2024, or the three months ended March 30, 2024 mean the 13-week period from December 31, 2023 to March 30, 2024.

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

The Company is also subject to other risks identified and discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Item 1A, Risk Factors, and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the 2023 Form 10-K, and that may be identified from time to time in our quarterly reports on Form 10-Q, current reports on Form 8-K and other filings we make with the SEC.

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

General Overview

Net sales in the first quarter of 2024 decreased 6% to $67.9 million from $72.5 million in the corresponding period in 2023. Sales declined in the first quarter of 2024 primarily due to lower demand for truck accessories and returnable transport packaging products, partially offset by increased demand for truck mirror assemblies. Our backlog as of March 30, 2024 increased 35% to $97.4 million from $72.0 million as of April 1, 2023, driven by increased orders for various truck mirror assemblies.

Net sales of existing products declined 11% in the first quarter of 2024 compared to the corresponding period in 2023. Price increases and new products increased net sales by 5% in the first quarter of 2024 compared to the corresponding period in 2023. New products included various truck mirror assemblies, rotary latches, D-rings, and mirror cams.

Cost of products sold decreased $5.3 million, or 9%, in the first quarter of 2024 compared to the corresponding period in 2023. The decreases in the first quarter of 2024 are primarily due to lower sales volumes. Additionally, the Company paid tariff costs on China-sourced products of approximately $0.7 million in the first quarter of 2024 compared to $0.6 million in the first quarter of fiscal 2023. Most tariffs on China-sourced products have been recovered through price increases.

Gross margin as a percentage of sales was 24% in the first quarter of 2024 compared to 21% in the first quarter of fiscal 2023. Our gross margins in the first quarter of 2024 primarily reflect the impact of price increases to customers to recover increases in raw material costs and other cost savings initiatives.

Product development expenses were flat in the first quarter of 2024 compared to the corresponding period in 2023 as we continue to invest in new products at Eberhard, Velvac and Big 3. As a percentage of net sales, product development costs were 2.0% for the first quarter of 2024 compared to 1.9% for the corresponding period in 2023.

Selling, general and administrative expenses decreased $0.4 million, or 4%, in the first quarter of 2024 when compared to the first quarter of 2023 primarily due to lower legal, professional, and selling costs and payroll-related expenses. In the first quarter of 2023, selling, general and administrative expenses included severance and other accrued compensation expenses of $1.8 million related to the elimination of the chief operating officer position and the departure of our previous chief executive officer.

Interest expense increased $0.1 million in the first quarter of 2024 compared to the corresponding period in 2023 due to higher interest rates.

Other income and expense of $0.0 million increased $0.6 million in the first quarter of 2024 when compared to the corresponding period in 2023. The increase in other income of $0.6 million in the first quarter of 2024 was primarily driven by an unfavorable final working capital adjustment of $0.4 million related to the sale of the Greenwald business in the first quarter of 2023.

Net income for the first quarter of fiscal 2024 was $1.9 million, or $0.31 per diluted share compared to net income of $0.6 million, or $0.10 per diluted share, for the comparable period in 2023.

A more detailed analysis of the Company’s results of operations and financial condition follows.

Results of Operations

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of operations as a percentage of net sales:

	Three Months Ended
	March 30, 2024	April 1, 2023

Net sales	100.0%	100.0%
Cost of products sold	76.2%	78.6%
Gross margin	23.8%	21.4%
Product development expense	2.0%	1.9%
Selling and administrative expense	16.9%	16.5%
Operating Profit	4.9%	3.0%

The following table shows the change in sales and operating profit for the first quarter of 2024 compared to the first quarter of 2023 (dollars in thousands):

Three Months
Ended
March 30, 2024

Net Sales	$(4,566)

Volume	-11.0%
Price	2.0%
New products	2.7%
-6.3%

Operating Profit	$1,178

Liquidity and Sources of Capital

The Company generated $3.6 million of cash from operations during the first three months of fiscal 2024 compared to generating $6.9 million during the first three months of fiscal 2023. Cash flow from operations in the first three months of 2024 was lower when compared to the corresponding period in 2023 primarily due to increases in accounts receivable and lower reductions in inventory, partially offset by increases in accounts payable.

Additions to property, plant, and equipment were $1.8 million and $1.2 million for the first three months of 2024 and 2023, respectively. As of March 30, 2024, there was approximately $3.0 million of outstanding commitments for capital expenditures.

The following table shows key financial ratios at the end of each specified period:

	First Quarter 2024	First Quarter 2023	Fiscal Year 2023
Current ratio	2.6	2.7	2.6
Average days’ sales in accounts receivable	58	57	48
Inventory turnover	3.5	4.0	3.5
Total debt to shareholders’ equity	32.1%	46.6%	33.2%

The following table shows important liquidity measures as of the balance sheet date for each specified period or for the period, as applicable (in millions):

	First	First	Fiscal
	Quarter	Quarter	Year
	2024	2023	2023
Cash and cash equivalents
- Held in the United States	$6.0	$9.7	$7.0
- Held by a foreign subsidiary	1.4	3.4	1.3
	7.4	13.1	8.3

Working capital	71.3	76.7	69.5
Net cash provided by operating activities	3.6	6.9	26.5
Change in working capital impact on net cash used in operating activities	(1.2)	3.6	9.7
Net cash (used in) provided by investing activities	(2.8)	1.1	(5.4)
Net cash used in financing activities	(1.7)	(5.1)	(22.9)

Inventories of $55.8 million as of March 30, 2024 declined by $3.4 million, or 5.8%, when compared to $59.3 million at the end of fiscal year 2023 and declined $1.8 million, or 3.1%, when compared to $57.7 million at the end of the first quarter of fiscal 2023. Accounts receivable, less allowances, were $42.9 million as of March 30, 2024, as compared to $37.1 million at 2023 fiscal year end and $44.5 million at the end of the first quarter of fiscal 2023.

On June 16, 2023, the Company entered into a credit agreement with TD Bank, N.A., Wells Fargo Bank, Bank of America, and M&T Bank as lenders (the “Credit Agreement”), and incurred indebtedness under the Credit Agreement in the aggregate principal amount of $60 million in the form of a term loan, the proceeds of which were used to repay the Company’s remaining outstanding term loan and to terminate its existing credit facility with Santander Bank.  See Note G for additional information regarding the terms of the Credit Agreement, including repayment terms, interest rates and applicable loan covenants. Under the terms of the Credit Agreement, the Company is subject to restrictive covenants that limit our ability to, among other things, incur additional indebtedness, pay dividends, or make other distributions, and consolidate, merge, sell or otherwise dispose of assets, as well as financial covenants that require us to maintain a fixed charge coverage ratio and a maximum senior net leverage ratio.  These covenants may limit how we conduct our business, and in the event of certain defaults, our repayment obligations may be accelerated. We were in compliance with all our covenants as of March 30, 2024 and had no outstanding borrowings under the revolving commitment portion of the credit facility as of this date.

Cash, cash flow from operating activities and funds available under the revolving credit portion of the Credit Agreement are expected to be sufficient to cover future foreseeable working capital requirements in the short-term (i.e., the next 12 months from March 30, 2024) and separately in the long-term (i.e., beyond the next 12 months). However, the Company cannot provide any assurances of the availability of future financing or the terms on which it might be available. In addition, the interest rate on borrowings under the Credit Agreement varies based on our senior net leverage ratio, and the Credit Agreement requires us to maintain a senior net leverage ratio not to exceed 3.50 to 1 and a fixed charge coverage ratio to be not less than 1.25 to 1. A decrease in earnings due to the impact of current economic conditions and inflationary pressures or the resulting harm to the financial condition of our customers, or an increase in indebtedness incurred to offset such a decrease in earnings, would have a negative impact on our senior net leverage ratio and our fixed charge coverage ratio, which in turn would increase the cost of borrowing under the Credit Agreement and could cause us to fail to comply with the covenants under our Credit Agreement.

In addition to funding capital requirements, we may use available cash to pay down our indebtedness, to make investments, which may include investments in publicly traded securities, or to make acquisitions that we believe will complement or expand our existing businesses.

As of the end of the first quarter of 2024, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. For a full description of our critical accounting estimates, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the 2023 Form 10-K. While there have been no material changes to our critical accounting estimates, we continue to monitor the methodologies and assumptions underlying such critical accounting estimates.

Non-GAAP Financial Measures

The non-GAAP financial measures we provide in this report should be viewed in addition to, and not as an alternative for, results prepared in accordance with U.S. GAAP.

To supplement the consolidated financial statements prepared in accordance with U.S. GAAP, we have presented Adjusted Net Income, Adjusted Earnings Per Share and Adjusted EBITDA, which are considered non-GAAP financial measures. The non-GAAP financial measures presented may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures in the same way. These measures are not substitutes for their comparable U.S. GAAP financial measures, such as net sales, net income, diluted earnings per share, or other measures prescribed by U.S. GAAP, and there are limitations to using non-GAAP financial measures.

Adjusted Net Income is defined as net income excluding, when incurred, gains or losses that we do not believe reflect our ongoing operations, including, for example, the impacts of impairment losses, gains/losses on the sale of subsidiaries, property and facilities, transaction expenses primarily relating to acquisitions and divestitures, factory start-up costs, factory relocation expenses, executive severance, and restructuring costs.  Adjusted Net Income is a tool that can assist management and investors in comparing our performance on a consistent basis across periods by removing the impact of certain items that management believes do not directly reflect our underlying operating performance.

Adjusted Earnings Per Share is defined as earnings per share excluding, when incurred, certain per share gains or losses that we do not believe reflect our ongoing operations, including, for example, the impacts of impairment losses, gains/losses on the sale of subsidiaries, property and facilities, transaction expenses primarily relating to acquisitions and divestitures, factory start-up costs, factory relocation expenses, executive severance, and restructuring costs.  We believe that Adjusted Earnings Per Share provides important comparability of underlying operational results, allowing investors and management to access operating performance on a consistent basis from period to period.

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

Reconciliation of Non-GAAP Measures
Adjusted Net Income and Adjusted Earnings per Share Calculation
For the Three Months ended March 30, 2024 and April 1, 2023
($000's)

	Three Months Ended
	March 30, 2024	April 1, 2023
Net income as reported per generally accepted accounting principles (GAAP)	$1,948	$607

Earnings per share as reported under generally accepted accounting principles (GAAP):

Basic	$0.31	$0.10
Diluted	$0.31	$0.10

Adjustments:
Severance and accrued compensation	-	1,799	a
Greenwald final sale adjustment	-	390	b
Non-GAAP tax impact of adjustments (1)	-	(547)
Total adjustments (non-GAAP)	$-	$1,642

Adjusted net income	$1,948	$2,249

Adjusted earnings per share (non-GAAP):

Basic	$0.31	$0.36
Diluted	$0.31	$0.36

(1) We estimate the tax effect of the items identified to determine a non-GAAP annual effective tax rate applied to the pre-tax amount in order to calculate the non-GAAP provision for income taxes

a) Severance expenses associated with accrued compensation and severance related to the elimination of the Chief Operating Officer position and the departure of the Chief Executive Officer

b) Final settlement of working capital adjustment associated with Greenwald sale

Reconciliation of Non-GAAP Measures
Adjusted EBITDA Calculation
For the Three Months ended March 30, 2024 and April 1, 2023
($000's)

	Three Months Ended
	March 30, 2024	April 1, 2023

Net income as reported per generally accepted accounting principles (GAAP)	$1,948	$607

Interest expense	845	726
Provision for income taxes	555	195
Depreciation and amortization	1,876	1,815
Severance and accrued compensation	-	1,799	a
Greenwald final sale adjustment	-	390	b
Adjusted EBITDA	$5,224	$5,532

a) Severance expenses associated with accrued compensation and severance related to the elimination of the Chief Operating Officer position and the departure of the Chief Executive Officer

b) Final settlement of working capital adjustment associated with Greenwald sale

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of the Company’s status as a smaller reporting company pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is not required to provide information under this Item 3.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of March 30, 2024, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Exchange Act Rule 13a-15.  As defined in Exchange Act Rules 13a-15(e) and 15d-15(e), “the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”

The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO have concluded that these controls and procedures are effective at the “reasonable assurance” level as of March 30, 2024.

Changes in Internal Control Over Financial Reporting:

During the period covered by this Quarterly Report on Form 10-Q, there were no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company is a party to various legal proceedings from time to time related to its normal business operations. As of the end of the quarter ended March 30, 2024, the Company does not have any material pending legal proceedings, other than as set forth in Part I, Item 3, Legal Proceedings, of the 2023 Form 10-K, or any material legal proceedings known to be contemplated by governmental authorities.

ITEM 1A – RISK FACTORS

The Company’s business is subject to several risks, some of which are beyond its control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the Company’s shareholders should carefully consider the risk factors discussed in Part I, Item 1A, Risk Factors of the 2023 Form 10-K. These risk factors could have a material adverse effect on the Company’s business, results of operations, financial condition and/or liquidity and could cause our operating results to vary significantly from period to period. As of March 30, 2024, there have been no material changes to the risk factors disclosed in the 2023 Form 10-K. The Company may disclose changes to such risk factors or disclose additional risk factors from time to time in its future filings with the SEC. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition, or operating results.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 2, 2023, the Company’s existing share purchase program expired, under which the Company repurchased a total of 139,716 shares of Company common stock. On August 21, 2023, the Company announced that the Board of Directors of the Company had approved a new share repurchase program authorizing the Company to repurchase up to 200,000 shares of the Company’s common stock through August 20, 2028. The Company’s new share repurchase program does not obligate it to acquire the Company’s common stock at any specific cost per share. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. Below is a summary of the Company’s share repurchases during the first quarter of 2024 under the new share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
December 31, 2023 - February 3, 2024	7,174	$22.99	7,174	152,826

February 4, 2024 - March 2, 2024	2,072	24.10	2,072	150,754

March 3, 2024 - March 30, 2024	830	24.01	830	149,924

Total	10,076	$23.30	10,076	149,924

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

(a) None.

(b) None.

(c) During the fourth quarter of 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1trading arrangement” or “non-Rule 10b5-1trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101)

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income (Unaudited) for the three months ended March 30, 2024 and April 1, 2023; (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 30, 2024, and April 1, 2023; (iii) Condensed Consolidated Balance Sheets (Unaudited) as of March 30, 2024 and December 30, 2023; (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 30, 2024 and April 1, 2023; and (iv) Notes to the Condensed Consolidated Financial Statements (Unaudited).**

104)	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101). **

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE EASTERN COMPANY
(Registrant)
DATE: May 6, 2024	/s/Mark Hernandez
Mark Hernandez President and Chief Executive Officer

DATE: May 6, 2024	/s/Nicholas Vlahos
Nicholas Vlahos Vice President and Chief Financial Officer

