Form 10-Q
period 2024-06-29
EASTERN CO
filed 2024-08-06
CIK 31107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 29, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ________________ to _______________

Commission File Number001-35383

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

As of June 29, 2024, 6,228,432 shares of the registrant’s common stock, no par value per share, were issued and outstanding.

The Eastern Company

Form 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2024

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales	$73,151,889	$68,337,790	$141,080,976	$140,833,158
Cost of products sold	(54,941,336)	(53,189,948)	(106,674,324)	(110,187,615)
Gross margin	18,210,553	15,147,842	34,406,652	30,645,543

Product development expense	(1,301,487)	(1,431,110)	(2,661,284)	(2,832,309)
Selling and administrative expenses	(11,536,949)	(11,289,037)	(23,035,906)	(23,226,674)
Operating profit	5,372,117	2,427,695	8,709,462	4,586,560

Interest expense	(829,934)	(781,104)	(1,674,969)	(1,507,110)
Other (expense) income	(20,066)	252,180	(9,712)	(378,520)
Income before income taxes	4,522,117	1,898,771	7,024,781	2,700,930

Income tax expense	(1,014,245)	(499,564)	(1,569,336)	(694,409)
Net income	$3,507,872	$1,399,207	$5,455,445	$2,006,521

Earnings per share:
Basic	$0.56	$0.22	$0.88	$0.32

Diluted	$0.56	$0.22	$0.87	$0.32

Cash dividends per share:	$0.11	$0.11	$0.22	$0.22

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net income	$3,507,872	$1,399,207	$5,455,445	$2,006,521
Other comprehensive income:

Change in foreign currency translation	(472,078)	(431,042)	(629,078)	(94,457)

Change in fair value of foreign currency swap, net of tax benefit of:
2024 - $(109,797) and $(17,103) respectively	(477,378)	-	(74,362)	-

Change in fair value of interest rate swap, net of tax benefit of:
2023 - $(274,957) and $(362,648) respectively	-	(1,172,067)	-	(1,449,754)

Change in pension and postretirement benefit costs, net of taxes of:
2024 - $71,355 and $142,710 respectively; 2023 - $74,359 and $148,719 respectively	237,501	252,670	480,837	505,338
Total other comprehensive loss	(711,955)	(1,350,439)	(222,603)	(1,038,873)
Comprehensive income	$2,795,917	$48,768	$5,232,842	$967,648

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 29, 2024	December 30, 2023
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$11,706,497	$8,299,453
Marketable securities	2,034,602	986,477
Accounts receivable, less allowances: 2024 - $562,498; 2023 - $564,816	42,327,344	37,057,488
Inventories	56,879,677	59,272,207
Current portion of notes receivable	192,933	573,269
Prepaid expenses and other assets	5,127,614	6,047,814
Total Current Assets	118,268,667	112,236,708

Property, Plant and Equipment	62,804,268	60,270,096
Accumulated depreciation	(33,485,314)	(31,980,335)
Property, Plant and Equipment, Net	29,318,954	28,289,761

Goodwill	70,700,912	70,776,893
Trademarks	5,514,853	5,514,960
Patents and other intangibles net of accumulated amortization	13,372,930	15,325,927
Long term notes receivable, less current portion	284,330	374,932
Deferred Income Taxes	2,536,357	2,283,571
Right of Use Assets	15,682,994	17,236,449
Other Long-Term Assets	222,504	-
Total Other Assets	108,314,880	111,512,732

TOTAL ASSETS	$255,902,501	$252,039,201

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 29, 2024	December 30, 2023
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$27,683,500	$25,319,473
Accrued compensation	5,493,325	5,379,381
Other accrued expenses	5,098,540	4,556,623
Current portion of operating lease liability	3,846,537	4,424,369
Current portion of finance lease liability	182,219	182,010
Current portion of long-term debt	2,853,935	2,871,870
Other current liabilities	296,866	-
Total Current Liabilities	45,454,922	42,733,726

Other long-term liabilities	640,724	640,724
Operating lease liability, less current portion	11,836,457	12,812,079
Finance lease liability, less current portion	665,217	728,100
Long-term debt, less current portion	39,575,849	41,063,865
Accrued postretirement benefits	579,832	554,758
Accrued pension cost	20,662,798	21,025,365
Total Liabilities	119,415,799	119,558,617

Shareholders’ Equity
Voting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Nonvoting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Common Stock, no par value, Authorized: 50,000,000 shares	34,575,179	33,950,859
Issued: 9,122,953 shares as of 2024 and 9,091,815 shares as of 2023
Outstanding: 6,228,432 shares as of 2024 and 6,217,370 shares as of 2023
Treasury Stock: 2,894,521 shares as of 2024 and 2,874,445 shares as of 2023	(23,762,587)	(23,280,467)
Retained earnings	148,891,689	144,805,168
Accumulated other comprehensive loss:
Foreign currency translation	(1,495,677)	(866,599)
Unrealized loss on foreign currency swap, net of tax	(74,362)	-
Unrecognized net pension and postretirement benefit costs, net of tax	(21,647,540)	(22,128,377)
Accumulated other comprehensive loss	(23,217,579)	(22,994,976)
Total Shareholders’ Equity	136,486,702	132,480,584
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$255,902,501	$252,039,201

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 29, 2024	July 1, 2023
Operating Activities
Net income	$5,455,445	$2,006,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,741,969	3,621,126
Reduction in carrying amount of ROU assets	1,553,455	4,404,043
Unrecognized pension and postretirement benefits	10,219	656,655
Loss on sale of equipment and other assets	40,801	318,775
Provision for doubtful accounts	4,000	(16,731)
Stock compensation expense	624,320	10,185
Changes in operating assets and liabilities:
Accounts receivable	(5,266,258)	918,871
Inventories	2,365,449	7,711,536
Prepaid expenses and other	1,006,407	562,548
Other assets	28,721	163,077
Accounts payable	2,939,089	(953,660)
Accrued compensation	96,109	(165,590)
Operating lease liability	(1,553,455)	(4,395,424)
Other accrued expenses	(784,960)	(1,283,477)
Net cash provided by operating activities	10,261,311	13,558,455

Investing Activities
Marketable securities	(999,960)	-
Business acquisition	-	(547,638)
Payments received from notes receivable	470,937	2,309,236
Proceeds from sale of equipment	18,000	-
Purchases of property, plant, and equipment	(2,834,977)	(1,978,784)
Net cash used in investing activities	(3,346,000)	(217,186)

Financing Activities
Proceeds from new long-term debt financing	-	60,000,000
Principal payments on long-term debt	(1,505,952)	(69,248,743)
Payments on short term borrowings (revolver)	-	(252,025)
Financing leases, net	(62,674)	674,558
Purchase common stock for treasury	(482,120)	-
Dividends paid	(1,368,924)	(1,369,941)
Net cash used in financing activities	(3,419,670)	(10,196,151)

Effect of exchange rate changes on cash	(88,597)	(127,966)
Net change in cash and cash equivalents	3,407,044	3,017,152

Cash and cash equivalents at beginning of period	8,299,453	10,187,522
Cash and cash equivalents at end of period	$11,706,497	$13,204,674

Supplemental disclosure of cash flow information:
Interest	$1,639,713	$1,364,527
Income taxes	1,599,765	315,120

Non-cash investing and financing activities
Right of use asset	144,445	4,404,043
Lease liability	(144,445)	(5,355,510)

See accompanying notes

THE EASTERN COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 29, 2024

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

The Company’s fiscal year is a 52-53-week fiscal year ending on the Saturday nearest to December 31. References in this Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2024 (this “Form 10-Q”) to 2023, the 2023 fiscal year or fiscal 2023 mean the 52-week period ended on December 30, 2023, and references to 2024, the 2024 fiscal year or fiscal 2024 mean the 52-week period ending on December 28, 2024. In a 52-week fiscal year, each quarter has 13 weeks. References to the second quarter of 2023, the second fiscal quarter of 2023 or the three months ended July 1, 2023, mean the 13-week period from April 2, 2023 to July 1, 2023. References to the second quarter of 2024, the second fiscal quarter of 2024 or the three months ended June 29, 2024, mean the 13-week period from March 31, 2023 to June 29, 2024. References to the first six months of 2023 or the six months ended July 1, 2023 mean the period from January 1, 2023 to July 1, 2023. References to the first six months of 2024 or the six months ended June 29, 2024 mean the period from December 31, 2023 to June 29, 2024.

Certain amounts in the 2023 financial statements have been reclassified to conform with the 2024 presentation with no impact or change to previously reported net income or shareholders’ equity.

Note B – Earnings Per Share

The denominators used to calculate earnings per share are as follows:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Basic:
Weighted average shares outstanding	6,233,153	6,232,717	6,224,596	6,227,873

Diluted:
Weighted average shares outstanding	6,233,153	6,232,717	6,224,596	6,227,873
Dilutive stock appreciation rights	25,626	32,462	25,626	32,462
Denominator for diluted earnings per share	6,258,779	6,265,179	6,250,222	6,260,335

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

The Company’s financial instruments are primarily investments in marketable securities (Level 1), designated foreign currency hedge contracts – see Note O, Financial Instruments and Fair Value Measurements, and pension assets, see Note L, Retirement Benefit Plans.

The carrying amounts of other financial instruments (cash and cash equivalents, marketable securities, accounts receivable, accounts payable and debt) as of June 29, 2024 and December 30, 2023, approximate fair value because of their short-term nature and market-based interest rates.

Note D – Inventories

Inventories consist of the following components:

	June 29, 2024	December 30, 2023

Raw material and component parts	$23,511,138	$24,500,087
Work in process	9,555,150	9,957,068
Finished goods	23,813,389	24,815,052
Total inventories	$56,879,677	$59,272,207

Note E - Goodwill

The aggregate carrying amount of goodwill is approximately $70.7 million as of June 29, 2024. No impairment was recognized in the second quarter of 2024.

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

Currently, the Company has nineteen operating leases with a lease liability of $15.7 million and two finance leases with a lease liability of $0.8 million as of June 29, 2024. The terms and conditions of the leases are determined by the individual agreements. The leases do not contain residual value guarantees, restrictions, or covenants that could cause the Company to incur additional financial obligations. There are no related party lease transactions. There are no leases that have not yet commenced that could create significant rights and obligations for the Company.

The future payments (in millions) due under non-cancelable operating and finance leases as of June 29, 2024 are as follows:

	Operating	Finance
2024	$2.1	$0.1
2025	3.2	0.2
2026	2.5	0.2
2027	2.1	0.2
2028	1.9	0.2
thereafter	6.4	0.2
	18.3	1.0
Less effects of discounting	(2.6)	(0.2)
Lease liabilities recognized	$15.7	$0.8

As of June 29, 2024, the weighted average lease term for all operating and finance leases is 7.0 and 5.6 years, respectively. The weighted average discount rate associated with operating and finance leases was 6.4% and 6.3%, respectively.

Note G - Debt

On June 16, 2023, the Company entered into a credit agreement with TD Bank, N.A., Wells Fargo Bank, Bank of America, and M&T Bank as lenders (the “Credit Agreement”), that included a $60 million term portion and a $30 million revolving commitment portion. The proceeds of the term loan were used to repay the Company’s remaining outstanding term loan and to terminate its existing credit facility with Santander Bank, N.A. (approximately $59 million). The term loan portion of the credit facility requires quarterly principal payments of (i) $750,000 beginning on September 30, 2023 through June 30, 2025, (ii) $1,125,000 beginning on September 30, 2025 through June 30, 2027, and (iii) $1,500,000 beginning on September 30, 2027 through March 31, 2028, with the balance of the term loan payable on the maturity date of June 16, 2028. Amounts outstanding under the revolving portion of the credit facility are generally due and payable on the expiration date of the Credit Agreement (June 16, 2028). The Company can elect to prepay some or all of the outstanding balance from time to time without penalty. A commitment fee is payable on the unused portion of the revolving credit facility based on the Company’s consolidated ratio of net debt to adjusted EBITDA from time to time. Currently, the commitment fee is 0.30%. The Company has no borrowings outstanding under the revolving commitment portion of the credit facility as of June 29, 2024.

The term loan bears interest at a variable rate based on the Term Secured Overnight Financing Rate (“SOFR”), plus an adjustment of ten basis points, plus an applicable margin of 1.875% to 2.625%, depending on the Company’s senior net leverage ratio. Borrowings under the revolving portion bear interest at a variable rate based on, at the Company’s election, a base rate plus an applicable margin of 0.875% to 1.625% or SOFR, plus an adjustment of ten basis points, plus an applicable margin of 1.875% to 2.625%, with such margins determined based on the Company’s senior net leverage ratio. The Company’s obligations under the Credit Agreement are secured by a lien on certain of the Company’s and its subsidiaries’ assets pursuant to a Pledge and Security Agreement, dated as of June 16, 2023, with TD Bank N.A., as administrative agent.

The Company’s loan covenants under the Credit Agreement require the Company to maintain a senior net leverage ratio not to exceed 3.5 to 1. In addition, the Company is required to maintain a fixed charge coverage ratio to be not less than 1.25 to 1. The Company was in compliance with all its covenants under the Credit Agreement on June 29, 2024, and through the date of filing this Form 10-Q.

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

Incentive stock options granted under the 2020 Plan must have exercise prices that are not less than 100% of the fair market value of the Company’s common stock on the dates the stock options are granted. Restricted stock awards may also be granted to participants under the 2020 Plan with restrictions determined by the Compensation Committee of the Board. Under the 2020 Plan, non-qualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Board. During the first six months of fiscal 2024 and 2023, the Company granted stock awards with respect to 92,016 and 64,500 shares of Company common stock, respectively, that were subject to the meeting of performance measurements or time based. For the first six months of fiscal years 2024 and 2023, the Company used fair market value to determine the associated expense with stock awards.

The 2020 Plan also permits the issuance of Stock Appreciation Rights (“SARs”). The SARs are in the form of an option with a cashless exercise price equal to the difference between the fair value of the Company’s common stock at the date of grant and the fair value as of the exercise date resulting in the issuance of the Company’s common stock. The Company did not issue any SARs during the first six months of fiscal 2024 and 2023.

Stock-based compensation (income) expense, including forfeitures, in connection with SARs and stock awards previously granted to employees was approximately $(20,000) and $21,000 in the second quarter of 2024 and the second quarter of 2023, respectively, and was approximately $414,000 and $(163,000) in the first six months of fiscal years 2024 and 2023, respectively.

As of June 29, 2024, there were 792,819 shares of Company common stock reserved and available for future grant under the 2020 Plan.

The following tables set forth the outstanding SARs for the period specified:

	Six Months Ended		Year Ended
	June 29, 2024		December 30, 2023
	Units	Weighted Average Exercise Price	Units	Weighted Average Exercise Price
Outstanding at beginning of period	13,000	$24.19	146,166	$23.22
Expired	(9,000)	26.30	(50,833)	24.24
Exercised	-	-	(33,333)	21.10
Forfeited	-	-	(49,000)	22.80
Outstanding at end of period	4,000	20.20	13,000	24.19

SARs Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of June 29, 2024	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of June 29, 2024	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$20.20	4,000	0.8	$20.20	4,000	0.8	$20.20

The following tables set forth the outstanding stock awards for the period specified:

	Six Months Ended	Year Ended
	June 29, 2024	December 30, 2023
	Shares	Shares
Outstanding at beginning of period	89,400	64,500
Issued	92,016	82,800
Exercised	(23,734)	(10,600)
Forfeited	(11,266)	(47,300)
Outstanding at end of period	146,416	89,400

As of June 29, 2024, outstanding SARs and stock awards had an intrinsic value of $3,750,304.

Note I – Share Repurchase Program

On August 21, 2023, the Company announced that the Board had approved a new share repurchase program authorizing the Company to repurchase up to 200,000 shares of the Company’s common stock through August 20, 2028. The Company’s share repurchase program does not obligate it to acquire the Company’s common stock at any specific cost per share. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

Below is a summary of the Company’s shares repurchased during the second quarter of 2024 under the share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
Balance as of March 30, 2024	50,076	$19.38	50,076	149,924
March 31, 2024 – June 29, 2024	10,000	24.73	10,000	139,924

Balance as of June 29, 2024	60,076	$20.27	60,076	139,924

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

Note K - Income Taxes

The Company files income tax returns in the U.S. at the federal and state levels, and in foreign jurisdictions. With limited exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2019 and is no longer subject to non-U.S. income tax examinations by foreign tax authorities for years prior to 2017.

The total amount of unrecognized tax benefits could increase or decrease within the next 12 months for several reasons, including the closure of federal, state, and foreign tax years by expiration of the statute of limitations and the recognition and measurement considerations under FASB ASC Topic 740, “Income Taxes.”  There have been no significant changes to the value of unrecognized tax benefits during the six months ended June 29, 2024. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will not increase or decrease significantly over the next twelve months.

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

Significant disclosures relating to these benefit plans for the first three months and first six months 2024 and 2023 are as follows:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Service cost	$178,004	$216,153	$356,007	$432,306
Interest cost	966,704	990,053	1,933,406	1,980,107
Expected return on plan assets	(1,099,034)	(1,049,014)	(2,198,069)	(2,098,030)
Amortization of prior service cost	-	-	-	-
Amortization of the net loss	327,363	342,865	654,728	685,730
Net periodic benefit cost (benefit)	$373,037	$500,057	$746,072	$1,000,113

	Other Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Service cost	$3,574	$6,486	$7,148	$12,972
Interest cost	12,951	14,533	25,902	29,066
Expected return on plan assets	(4,684)	(4,849)	(9,368)	(9,698)
Amortization of prior service cost	1,060	1,060	2,120	2,120
Amortization of the net loss	(19,567)	(16,895)	(39,134)	(33,790)
Net periodic benefit cost	$(6,666)	$335	$(13,332)	$670

The Company’s funding policy with respect to its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations. In fiscal year 2024, the Company expects to make cash contributions to its qualified pension plans of approximately $2,100,000 and approximately $50,000 into its other postretirement plan. As of June 29, 2024, the Company has contributed $979,000 to its pension plans and $14,000 to its postretirement plan in fiscal year 2024 and expects to make the remaining contributions as required during the remainder of the fiscal year.

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

The Company made contributions to the 401(k) Plan as follows:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Regular matching contribution	$261,993	$253,665	$547,556	$506,426
Transitional credit contribution	21,964	26,344	50,870	60,663
Non-discretionary contribution	102,873	89,163	213,763	521,112
Total contributions for the period	$386,830	$369,172	$812,189	$1,088,201

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

Note N - Concentration of Risk

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk for the Company is its accounts receivable due from customers. The Company has established credit limits for customers and monitors their balances to mitigate the risk of loss. As of June 29, 2024, there was one significant concentration of credit risk with a customer, who had receivables representing 13% of our net accounts receivable. This same customer represented 12% of the Company’s net accounts receivable as of December 30, 2023. The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable.

The Company has deposits that exceed amounts up to $250,000 that are insured by the Federal Deposit Insurance Corporation (FDIC), but the Company does not consider this a significant concentration of credit risk based on the strength of the financial institution.

Interest Rate Risk

The Company’s exposure to the risk of changes in market interest rates relates primarily to the Company’s debt under the credit agreement, which bears interest at variable rates based on term SOFR, plus an adjustment of ten basis points, plus an applicable margin of 1.875% to 2.625%, depending on the Company’s senior net leverage ratio.

Note O – Financial Instruments and Fair Value Measurements

The Company incurs certain manufacturing, marketing, and selling costs in international markets in local currency. Accordingly, earnings and cash flows are exposed to market risk from changes in foreign currency exchange rates relative to the U.S. dollar, the Company’s reporting currency. The Company has a program in place that is designed to mitigate the exposure to changes in foreign currency exchange rates. The program includes the use of derivative financial instruments to minimize, for a period of time, the impact on its financial results from changes in foreign exchange rates. The Company utilizes foreign currency forward contracts to hedge the anticipated cash flows from transactions denominated in foreign currencies, namely Mexican pesos. This does not eliminate the impact of the volatility of foreign exchange rates. However, because the Company generally enters into forward contracts twelve to eighteen months out, rates are fixed for a twelve-to-eighteen-month period, thereby facilitating financial planning and resource allocation.

Designated Foreign Currency Hedge Contracts

All of the Company’s designated foreign currency hedge contracts as of June 29, 2024 were cash flow hedges under ASC 815, “Derivatives and Hedging” (“ASC 815”). The Company records the effective portion of any change in the fair value of designated foreign currency hedge contracts in other comprehensive income until the related third-party transaction occurs. Once the related third-party transaction occurs, the Company reclassifies the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, the Company will reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. The Company had designated foreign currency hedge contracts outstanding in the contract amount of $14.4 million as of June 29, 2024 and $0.0 million as of December 30, 2023. As of June 29, 2024 a loss of $0.1 million, net of tax, will be reclassified to earnings within the next eighteen months. All currency cash flow hedges outstanding as of June 29, 2024 mature within eighteen months.

Fair Value of Derivative Instruments

The following table presents the effect of the Company’s derivative instruments designated as cash flow hedges under ASC 815 in its unaudited Condensed Consolidated Statements of Operations for the six months ended June 29, 2024:

Derivative Instruments	Amount of Loss Recognized in Accumulated Other Comprehensive Income	Amount of Gain Reclassified from Accumulated Other Comprehensive Income into Earnings	Location in Condensed Consolidated Statement of Operations
Designated foreign currency hedge contracts, net of tax	$(57,259)	$18,891	Cost of products sold

ASC 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. The Company determines the fair value of its derivative instruments using the framework prescribed by ASC 820, “Fair Value Measurements and Disclosures”, by considering the estimated amount it would receive or pay to sell or transfer these instruments at the reporting date. Generally, the Company uses inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of June 29, 2024, the Company has classified its derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC 815, as discussed below, because these observable inputs are available for substantially the full term of its derivative instruments.

The following tables present the fair value of the Company’s derivative instruments as they appear in its Condensed Consolidated Balance Sheets as of June 29, 2024 and December 30, 2023:

	Location in Condensed Consolidated Balance Sheets	As of June 29, 2024	As of December 30, 2023
Derivative Assets:
Designated foreign currency hedge contracts	Other long-term assets	$222,504	$-

Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$296,866	$-

Note P – Business Acquisition

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

The acquisition of Sureflex was accounted for under ASC Topic 805, “Business Combinations”. The acquired business is included in the consolidated operating results of the Company from the effective date of the acquisition. The excess of the cost of Sureflex over the fair market value of the net assets acquired of $0.5 million has been recorded as goodwill.

Neither the actual results nor the pro forma effects of the Sureflex acquisition are material to the Company’s financial statements.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in the financial position and results of operations of The Eastern Company (together with its consolidated subsidiaries, the “Company,” “we,” “us” or “our”) for the three and six months ended June 29, 2024. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 30, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023, which was filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2024 (the “2023 Form 10-K”).

The Company’s fiscal year is a 52-53-week fiscal year ending on the Saturday nearest to December 31. References in this Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2024 (this “Form 10-Q”) to 2023, the 2023 fiscal year or fiscal 2023 mean the 52-week period ended on December 30, 2023, and references to 2024, the 2024 fiscal year or fiscal 2024 mean the 52-week period ending on December 28, 2024. In a 52-week fiscal year, each quarter has 13 weeks. References to the second quarter of 2023, the second fiscal quarter of 2023 or the three months ended July 1, 2023, mean the 13-week period from April 1, 2023 to July 1, 2023. References to the second quarter of 2024, the second fiscal quarter of 2024 or the three months ended June 29, 2024 mean the 13-week period from March 31, 2024 to June 29, 2024. References to the first six months of 2023 or the six months ended July 1, 2023 mean the period from January 1, 2023 to July 1, 2023. References to the first six months of 2024 or the six months ended June 29, 2024 mean the period from December 31, 2023 to June 29, 2024.

Safe Harbor for Forward-Looking Statements

Statements contained in this Form 10-Q that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terminology such as “would,” “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “plan,” “potential,” “opportunities,” or similar terms or variations of those terms or the negative of those terms. There are many factors that affect the Company’s business and the results of its operations and that may cause the actual results of operations in future periods to differ materially from those currently expected or anticipated. These factors include:

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

The Company is also subject to other risks identified and discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Part I, Item 1A, Risk Factors, and in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the 2023 Form 10-K, and that may be identified from time to time in our quarterly reports on Form 10-Q, current reports on Form 8-K and other filings we make with the SEC.

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

General Overview

Net sales in the second quarter of 2024 increased 7% to $73.2 million from $68.3 million in the corresponding period in 2023. Net sales for the first six months of 2024 increased  0.2% to $141.1 million from $140.8 million in the corresponding period last year. Sales increased in the second quarter of 2024 primarily due to increased demand for truck mirror assemblies of $8.0 million and returnable transport packaging products of $0.4 million, offset by lower demand for truck accessories of $3.6 million. In the second quarter of 2024, truck mirror assemblies volume was favorably impacted by additional orders of approximately $5.0 million from two key customers due to our operational flexibility and competitive advantages. Sales were relatively flat for the first six months of 2024 compared to the first six months of 2023 with increased demand for truck mirror assemblies of $12.2 million offset by lower demand for truck accessories of $7.6 million and returnable transport packaging products of $4.3 million. Our backlog as of June 29, 2024 increased 43% to $107.3 million from $75.3 million as of July 1, 2023, driven by increased orders for various truck mirror assemblies and returnable transport packaging products.

Net sales of existing products declined 2% in the second quarter of 2024 and 7% for the first six months of 2024 compared to the corresponding periods in 2023. Price increases and new products increased net sales by 9% in the second quarter of 2024 and 7% in the first six months of 2024, compared to the corresponding periods in 2023. New products included various truck mirror assemblies, rotary latches, D-rings, and mirror cams.

Cost of products sold increased $1.8 million, or 3%, in the second quarter of 2024 and decreased by $3.5 million, or 3% in the first six months of 2024 compared to the corresponding period in 2023. The increase in cost of products sold in the second quarter of 2024 are primarily due to higher sales volume. The decrease in cost of products sold in the first six months of 2024 when compared to the same period last year is primarily due to lower production volumes and other cost savings initiatives. Additionally, the Company paid tariff costs on China-sourced products of approximately $0.6 million and $1.2 million in the second quarter of 2024 and first six months of 2024 respectively, compared to $0.5 million and $1.1 million in the second quarter of 2023 and first six months of 2023, respectively. Most tariffs on China-sourced products have been recovered through price increases.

Gross margin as a percentage of sales was 25% in the second quarter of 2024 and 24% in the first six months of 2024 compared to 22% in both the second quarter and first six months of 2023. Our gross margins in the second quarter of 2024 primarily reflect the impact of price increases to customers to recover increases in raw material costs and other cost savings initiatives.

Product development expenses decreased $0.1 million in the second quarter of 2024 and decreased $0.2 million in the first six months of 2024 compared to the corresponding periods in 2023 as we continue to invest in new products at our Eberhard, Velvac, and Big 3 businesses. As a percentage of net sales, product development costs were 1.8% for the second quarter of 2024 and 1.9% for the first six months of 2024, compared to 2.1% and 2.0% for the corresponding periods in 2023.

Selling, general and administrative expenses increased $0.2 million, or 2%, in the second quarter of 2024 when compared to the second quarter of 2023 primarily due to higher payroll-related expense of $0.4 million and higher travel expenses of $0.1 million, partially offset by lower legal and professional expenses of $0.1 million, and lower selling costs of $0.2 million. Selling and administrative expenses decreased $0.2 million, or 1% in the first six months of 2024 when compared to the corresponding period in 2023 primarily due to lower payroll-related expenses of $0.1 million, lower legal and professional expenses of $0.3 million, and lower selling expenses of $0.1 million, partially offset by higher travel and other expenses of $0.3 million.

Interest expense increased $0.1 million in the second quarter of 2024 and $0.2 million in the first six months of 2024 compared to the corresponding period in 2023 due to higher interest rates, partially offset by lower principal balances.

Other income and expense decreased $0.3 million in the second quarter of 2024 and increased $0.4 million in the first six months of 2024 when compared to the corresponding periods in 2023. The decrease in other income of $0.3 million in the second quarter of 2024 was primarily driven by a $1.6 million favorable adjustment for the final settlement of our swap agreement with Santander Bank, N.A. (“Santander”) in the second quarter of 2023, partially offset by $1.4 million expense associated with the closure of Associated Toolmakers, Ltd. in the second quarter of 2023. The increase in other income of $0.4 million for the first six months of 2024 when compared to the corresponding period in 2023 was primarily driven by $1.4 million of expense associated with the closure of Associated Toolmakers, Ltd. in the second quarter of 2023, an unfavorable final working capital adjustment of $0.4 million related to the sale of the Greenwald business in the first quarter of 2023, partially offset by a $1.6 million favorable adjustment for the final settlement of our swap agreement with Santander in the second quarter of 2023.

Net income for the second quarter of fiscal 2024 was $3.5 million, or $0.56 per diluted share compared to net income of $1.4 million, or $0.22 per diluted share, for the comparable period in 2023. In the first six months of 2024 net income was $5.5 million, or $0.87 per diluted share compared to net income of $2.0 million, or $0.32 per diluted share for the comparable period in 2023.

A more detailed analysis of the Company’s results of operations and financial condition follows.

Results of Operations

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of operations as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	75.1%	77.8%	75.6%	78.2%
Gross margin	24.9%	22.2%	24.4%	21.8%
Product development expense	1.8%	2.1%	1.9%	2.0%
Selling and administrative expense	15.8%	16.5%	16.3%	16.5%
Operating Profit	7.3%	3.6%	6.2%	3.3%

The following table shows the change in sales and operating profit for the second quarter and first six months of 2024 compared to the second quarter and first six months of 2023 (dollars in thousands):

	Three Months	Six Months
	Ended	Ended
	June 29, 2024	June 29, 2024

Net Sales	$4,814	$248

Volume	(2.0)%	(6.6)%
Price	2.0%	2.0%
New products	7.0%	4.8%
	7.0%	0.2%

Operating Profit	$2,944	$4,123

Liquidity and Sources of Capital

The Company generated $10.3 million of cash from operations during the first six months of fiscal 2024 compared to generating $13.6 million during the first six months of fiscal 2023. Cash flow from operations in the first six months of 2024 was lower when compared to the corresponding period in 2023 primarily due to increases in accounts receivable and lower reductions in inventory, partially offset by increases in accounts payable.

Additions to property, plant, and equipment were $2.8 million and $2.0 million for the first six months of 2024 and 2023, respectively. As of June 29, 2024, there was approximately $3.0 million of outstanding commitments for capital expenditures.

The following table shows key financial ratios at the end of each specified period:

	Second Quarter 2024	Second Quarter 2023	Fiscal Year 2023
Current ratio	2.6	2.9	2.6
Average days’ sales in accounts receivable	55	55	48
Inventory turnover	3.8	3.8	3.5
Total debt to shareholders’ equity	31.1%	43.1%	33.2%

The following table shows important liquidity measures as of the balance sheet date for each specified period or for the period, as applicable (in millions):

	Second	Second	Fiscal
	Quarter	Quarter	Year
	2024	2023	2023
Cash and cash equivalents
- Held in the United States	$10.3	$8.8	$7.0
- Held by a foreign subsidiary	1.4	4.4	1.3
	11.7	13.2	8.3

Working capital	72.8	77.8	69.5
Net cash provided by operating activities	10.3	13.6	26.5
Change in working capital impact on net cash used in operating activities	0.4	7.0	9.7
Net cash used in investing activities	(3.3)	(0.2)	(5.4)
Net cash used in financing activities	(3.4)	(10.2)	(22.9)

Inventories of $56.9 million as of June 29, 2024 declined by $2.4 million, or 4.0%, when compared to $59.3 million at the end of fiscal year 2023 and declined $0.6 million, or 1.0%, when compared to $57.5 million at the end of the second quarter of fiscal 2023. Accounts receivable, less allowances, were $42.3 million as of June 29, 2024, as compared to $37.1 million at 2023 fiscal year end and $42.0 million at the end of the second quarter of fiscal 2023.

On June 16, 2023, the Company entered into a credit agreement with TD Bank, N.A., Wells Fargo Bank, Bank of America, and M&T Bank as lenders (the “Credit Agreement”), and incurred indebtedness under the Credit Agreement in the aggregate principal amount of $60 million in the form of a term loan, the proceeds of which were used to repay the Company’s remaining outstanding term loan and to terminate its existing credit facility with Santander.  See Note G Debt, for additional information regarding the terms of the Credit Agreement, including repayment terms, interest rates and applicable loan covenants. Under the terms of the Credit Agreement, the Company is subject to restrictive covenants that limit our ability to, among other things, incur additional indebtedness, pay dividends, or make other distributions, and consolidate, merge, sell or otherwise dispose of assets, as well as financial covenants that require us to maintain a fixed charge coverage ratio and a maximum senior net leverage ratio.  These covenants may limit how we conduct our business, and in the event of certain defaults, our repayment obligations may be accelerated. We were in compliance with all of our covenants as of June 29, 2024 and had no outstanding borrowings under the revolving commitment portion of the credit facility as of such date.

Cash, cash flow from operating activities and funds available under the revolving credit portion of the Credit Agreement are expected to be sufficient to cover future foreseeable working capital requirements in the short-term (i.e., the next 12 months from June 29, 2024) and separately in the long-term (i.e., beyond the next 12 months). However, the Company cannot provide any assurances of the availability of future financing or the terms on which it might be available. In addition, the interest rate on borrowings under the Credit Agreement varies based on our senior net leverage ratio, and the Credit Agreement requires us to maintain a senior net leverage ratio not to exceed 3.50 to 1 and a fixed charge coverage ratio to be not less than 1.25 to 1. A decrease in earnings due to the impact of current economic conditions and inflationary pressures or the resulting harm to the financial condition of our customers, or an increase in indebtedness incurred to offset such a decrease in earnings, would have a negative impact on our senior net leverage ratio and our fixed charge coverage ratio, which in turn would increase the cost of borrowing under the Credit Agreement and could cause us to fail to comply with the covenants under our Credit Agreement.

In addition to funding capital requirements, we may use available cash to pay down our indebtedness, to make investments, which may include investments in publicly traded securities, or to make acquisitions that we believe will complement or expand our existing businesses.

As of the end of the second quarter of 2024, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. For a full description of our critical accounting estimates, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2023 Form 10-K. While there have been no material changes to our critical accounting estimates since the filing of the 2023 Form 10-K, we continue to monitor the methodologies and assumptions underlying such critical accounting estimates.

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

Reconciliation of Non-GAAP Measures
Adjusted Net Income and Adjusted Earnings per Share Calculation
For the Three and Six Months ended June 29, 2024 and July 1, 2023
($000's)

	Three Months Ended			Six Months Ended
	June 29, 2024	July 1, 2023		June 29, 2024	July 1, 2023
Net income as reported per generally accepted accounting principles (GAAP)	$3,508	$1,399		$5,455	$2,007

Earnings per share as reported under generally accepted accounting principles (GAAP):

Basic	$0.56	$0.22		$0.88	$0.32
Diluted	$0.56	$0.22		$0.87	$0.32

Adjustments:
Severance and accrued compensation	-	-		-	1,799	a
Greenwald final sale adjustment	-	-		-	390	b
Associated Toolmakers, Ltd. closure	-	1,448	c	-	1,448	c
Non-GAAP tax impact of adjustments (1)	-	(362)		-	(909)
Total adjustments (non-GAAP)	$-	$1,086		$-	$2,728

Adjusted net income	$3,508	$2,485		$5,455	$4,735

Adjusted earnings per share (non-GAAP):

Basic	$0.56	$0.40		$0.88	$0.76
Diluted	$0.56	$0.40		$0.87	$0.76

(1)	We estimate the tax effect of the items identified to determine a non-GAAP annual effective tax rate applied to the pre-tax amount in order to calculate the non-GAAP provision for income taxes.

a)	Severance expenses associated with accrued compensation and severance related to the elimination of the Chief Operating Officer position and the departure of the former Chief Executive Officer

b)	Final settlement of working capital adjustment associated with Greenwald sale

c)	Associated Toolmakers, Ltd. closure costs

Reconciliation of Non-GAAP Measures
Adjusted EBITDA Calculation
For the Three and Six Months ended June 29, 2024 and July 1, 2023
($000's)

	Three Months Ended			Six Months Ended
	June 29, 2024	July 1, 2023		June 29, 2024	July 1, 2023

Net income as reported per generally accepted accounting principles (GAAP)	$3,508	$1,399		$5,455	$2,007

Interest expense	830	781		1,675	1,507
Provision for income taxes	1,014	500		1,569	694
Depreciation and amortization	1,866	1,806		3,742	3,621
Severance and accrued compensation	-	-		-	1,799	a
Greenwald final sale adjustment	-	-		-	390	b
Associated Toolmakers, Ltd. closure	-	1,448	c	-	1,448	c
Adjusted EBITDA	$7,218	$5,934		$12,441	$11,466

a)	Severance expenses associated with accrued compensation and severance related to the elimination of the Chief Operating Officer position and the departure of the former Chief Executive Officer

b)	Final settlement of working capital adjustment associated with Greenwald sale

c)	Associated Toolmakers, Ltd. closure costs

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of the Company’s status as a smaller reporting company pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is not required to provide information under this Item 3.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of June 29, 2024, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Exchange Act Rule 13a-15. As defined in Exchange Act Rules 13a-15(e) and 15d-15(e), “the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”

The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO have concluded that these controls and procedures are effective at the “reasonable assurance” level as of June 29, 2024.

Changes in Internal Control Over Financial Reporting:

During the period covered by this Form 10-Q, there were no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company is a party to various legal proceedings from time to time related to its normal business operations. As of the end of the quarter ended June 29, 2024, the Company does not have any material pending legal proceedings, other than as set forth in Part I, Item 3, Legal Proceedings, of the 2023 Form 10-K, or any material legal proceedings known to be contemplated by governmental authorities.

ITEM 1A – RISK FACTORS

The Company’s business is subject to several risks, some of which are beyond its control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the Company’s shareholders should carefully consider the risk factors discussed in Part I, Item 1A, Risk Factors, of the 2023 Form 10-K. These risk factors could have a material adverse effect on the Company’s business, results of operations, financial condition and/or liquidity and could cause our operating results to vary significantly from period to period. As of June 29, 2024, there have been no material changes to the risk factors disclosed in the 2023 Form 10-K. The Company may disclose changes to such risk factors or disclose additional risk factors from time to time in its future filings with the SEC. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition, or operating results.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 21, 2023, the Company announced that the Board of Directors of the Company had approved a new share repurchase program authorizing the Company to repurchase up to 200,000 shares of the Company’s common stock through August 20, 2028. The Company’s new share repurchase program does not obligate it to acquire the Company’s common stock at any specific cost per share. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. Below is a summary of the Company’s share repurchases during the second quarter of 2024 under the new share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
March 31, 2024 - May 4, 2024	-	$-	-	149,924

May 5, 2024 - June 1, 2024	-	-	-	149,924

June 2, 2024 - June 29, 2024	10,000	24.73	10,000	139,924

Total	10,000	$24.73	10,000	139,924

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

(a) None.

(b) None.

ITEM 6 – EXHIBITS

3.1)	Restated Certificate of Incorporation of the Company, as amended (conformed copy) (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2020).

3.2)	Amended and Restated By-Laws of the Company, as amended through March 11, 2022 (incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed on March 11, 2022).

10.1)	Form of Award Agreement – Performance-Based Stock Awards (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 16, 2024).

10.2)	Form of Award Agreement – Non-Qualified Stock Options (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 16, 2024).

31)	Certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32)	Certifications pursuant to Rule 13a-14(b) and 18 USC 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101)

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended June 29, 2024 and July 1, 2023; (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended June 29, 2024, and July 1, 2023; (iii) Condensed Consolidated Balance Sheets (Unaudited) as of June 29, 2024 and December 30, 2023; (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended June 29, 2024 and July 1, 2023; and (iv) Notes to the Condensed Consolidated Financial Statements (Unaudited).**

104)	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101). **

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE EASTERN COMPANY
(Registrant)
DATE: August 6, 2024	/s/Mark Hernandez
Mark Hernandez President and Chief Executive Officer

DATE: August 6, 2024	/s/Nicholas Vlahos
Nicholas Vlahos Vice President and Chief Financial Officer

