Form 10-Q
period 2024-09-28
EASTERN CO
filed 2024-11-05
CIK 31107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 28, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________________ to _______________

Commission File Number 001-35383

THE EASTERN COMPANY
(Exact name of registrant as specified in its charter)

Connecticut	06-0330020
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3 Enterprise Drive, Suite 408, Shelton, Connecticut	06484
(Address of principal executive offices)	(Zip Code)

(203)-729-2255
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, No Par Value	EML	NASDAQ Global Market

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

As of September 28, 2024, 6,183,179 shares of the registrant’s common stock, no par value per share, were issued and outstanding.

The Eastern Company

Form 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2024

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales	$71,274,757	$62,001,347	$206,068,490	$195,062,061
Cost of products sold	(53,085,087)	(46,556,952)	(154,161,980)	(150,371,589)
Gross margin	18,189,670	15,444,395	51,906,510	44,690,472

Product development expense	(1,077,930)	(1,425,159)	(3,739,214)	(4,257,468)
Selling and administrative expenses	(10,316,788)	(8,452,163)	(31,014,022)	(29,051,436)
Operating profit	6,794,952	5,567,073	17,153,274	11,381,568

Interest expense	(709,680)	(854,223)	(2,049,655)	(2,059,912)
Other (expense) income	(82,703)	(135,839)	(92,415)	1,025,582
Income from continuing operations before income taxes	6,002,569	4,577,011	15,011,204	10,347,238

Income tax expense	(1,333,771)	(1,113,587)	(3,335,489)	(2,574,393)
Net income from continuing operations	$4,668,798	$3,463,424	$11,675,715	$7,772,845

Discontinued Operations (see note B)
Loss from operations of discontinued unit	$(766,990)	$(530,764)	$(2,750,844)	$(3,600,060)
Loss on classification as held for sale	(23,087,775)	-	(23,087,775)	-
Income tax benefit	3,888,522	129,298	4,320,904	895,695
Loss on discontinued operations	$(19,966,243)	$(401,466)	$(21,517,715)	$(2,704,365)

Net (loss) income	$(15,297,445)	$3,061,958	$(9,842,000)	$5,068,480

Earnings per share from continuing operations:
Basic	$0.75	$0.55	$1.88	$1.25

Diluted	$0.75	$0.55	$1.87	$1.24

Loss per share from discontinued operations:
Basic	$(3.22)	$(0.06)	$(3.46)	$(0.43)

Diluted	$(3.21)	$(0.06)	$(3.45)	$(0.43)

Total (loss) earnings per share:
Basic	$(2.47)	$0.49	$(1.58)	$0.82

Diluted	$(2.46)	$0.49	$(1.58)	$0.81

Cash dividends per share	$0.11	$0.11	$0.33	$0.33

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net (loss) income	$(15,297,445)	$3,061,958	$(9,842,000)	$5,068,480
Other comprehensive (loss) income:

Change in foreign currency translation	(120,191)	(87,572)	(527,862)	(182,029)

Change in fair value of foreign currency swap, net of tax benefit of:
2024 - $(106,076) and $(123,179) respectively	(355,123)	-	(412,382)	-

Change in fair value of interest rate swap, net of tax benefit of:
2023 - $0 and $(274,957) respectively	-	-	-	(1,449,754)

Change in pension and postretirement benefit costs, net of taxes of:
2024 - $71,355 and $214,065 respectively; 2023 - $74,360 and $223,079 respectively	237,501	252,668	718,338	758,006
Total other comprehensive (loss) income	(237,813)	165,096	(221,906)	(873,777)
Comprehensive (loss) income	$(15,535,258)	$3,227,054	$(10,063,906)	$4,194,703

See accompanying notes.

THE EASTERN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 28, 2024	December 30, 2023
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$7,670,541	$8,048,127
Marketable securities	2,034,602	986,477
Accounts receivable, less allowances: 2024 - $470,870; 2023 - $534,476	45,999,803	34,204,581
Inventories	58,125,362	58,396,679
Current portion of notes receivable	239,261	573,269
Prepaid expenses and other assets	2,356,524	5,443,778
Current assets held for sale	9,643,534	4,583,797
Total Current Assets	126,069,627	112,236,708

Property, Plant and Equipment	59,890,704	52,684,476
Accumulated depreciation	(31,095,676)	(29,162,438)
Property, Plant and Equipment, Net	28,795,028	23,522,038

Goodwill	58,576,197	58,576,198
Trademarks	3,946,651	3,914,409
Patents and other intangibles net of accumulated amortization	9,373,296	11,182,167
Long-term notes receivable, less current portion	238,002	374,932
Deferred Income Taxes	2,536,357	2,283,571
Right of Use Assets	14,645,336	17,064,137
Other Long-Term Assets	42,510	-
Long-term assets held for sale	-	22,885,041
Total Other Assets	89,358,349	116,280,455

TOTAL ASSETS	$244,223,004	$252,039,201

See accompanying notes.

THE EASTERN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 28, 2024	December 30, 2023
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$23,988,401	$24,554,117
Accrued compensation	5,142,966	5,194,830
Other accrued expenses	8,252,803	3,965,335
Current portion of operating lease liability	3,373,500	4,336,794
Current portion of finance lease liability	721,178	175,231
Current portion of long-term debt	3,228,935	2,871,870
Other current liabilities	578,071	-
Current liabilities held for sale	2,541,189	1,635,549
Total Current Liabilities	47,827,043	42,733,726

Other long-term liabilities	640,724	730,970
Operating lease liability, less current portion	11,271,835	12,727,344
Finance lease liability, less current portion	3,050,529	715,669
Long-term debt, less current portion	41,487,366	41,063,865
Accrued postretirement benefits	594,167	554,758
Accrued pension cost	20,111,130	21,025,365
Long-term liabilities held for sale	-	6,920
Total Liabilities	124,982,794	119,558,617

Shareholders’ Equity
Voting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Nonvoting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Common Stock, no par value, Authorized: 50,000,000 shares	34,864,634	33,950,859
Issued: 9,127,700 shares as of 2024 and 9,091,815 shares as of 2023
Outstanding: 6,183,179 shares as of 2024 and 6,217,370 shares as of 2023
Treasury Stock: 2,894,521 shares as of 2024 and 2,874,445 shares as of 2023	(25,196,598)	(23,280,467)
Retained earnings	132,912,235	144,805,168
Accumulated other comprehensive loss:
Foreign currency translation	(1,394,461)	(866,599)
Unrealized loss on foreign currency swap, net of tax	(535,561)	-
Unrecognized net pension and postretirement benefit costs, net of tax	(21,410,039)	(22,128,377)
Accumulated other comprehensive loss	(23,340,061)	(22,994,976)
Total Shareholders’ Equity	119,240,210	132,480,584
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$244,223,004	$252,039,201

See accompanying notes.

THE EASTERN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 28, 2024	September 30, 2023
Operating Activities
Net (loss) income	$(9,842,000)	$5,068,480
Less: Loss from discontinued operations	(21,517,715)	(2,704,365)
Income from continuing operations	$11,675,715	$7,772,845
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	4,266,038	3,914,160
Reduction in carrying amount of ROU assets	2,418,801	3,579,223
Unrecognized pension and postretirement benefits	(353,257)	635,677
Loss on sale of equipment and other assets	53,311	331,474
Provision for doubtful accounts	(24,570)	(88,353)
Stock compensation expense	913,775	151,300
Changes in operating assets and liabilities:
Accounts receivable	(11,739,823)	1,069,630
Inventories	300,720	4,501,969
Prepaid expenses and other	2,874,825	1,108,094
Other assets	(236,934)	(262,212)
Accounts payable	693,653	1,821,223
Accrued compensation	(190,904)	353,773
Change in operating lease liability	(2,418,801)	(3,579,223)
Other accrued expenses	115,403	(3,152,809)
Net cash provided by operating activities	8,347,952	18,156,771

Investing Activities
Marketable securities	(999,960)	-
Business acquisition	-	(547,638)
Payments received from notes receivable	470,937	2,265,730
Proceeds from sale of equipment	18,925	-
Purchases of property, plant, and equipment	(7,634,265)	(4,089,705)
Net cash used in investing activities	(8,144,363)	(2,371,613)

Financing Activities
Proceeds from new long-term debt financing	-	60,000,000
Principal payments on long-term debt	(2,365,500)	(74,919,004)
Proceeds (payments) on short term borrowings (revolver)	3,000,000	(300,029)
Financing leases, net	2,819,262	674,558
Purchase common stock for treasury	(1,916,130)	(245,546)
Dividends paid	(2,050,933)	(2,069,043)
Net cash used in financing activities	(513,301)	(16,859,064)

Discontinued Operations
Cash provided by operating activities	411,778	1,092,876
Cash used in investing activities	(217,101)	(628,968)
Cash provided by discontinued operations	194,677	463,908

Effect of exchange rate changes on cash	(67,874)	(36,737)
Net change in cash and cash equivalents	(182,909)	(646,735)

Cash and cash equivalents at beginning of period	8,299,453	10,187,521
Cash and cash equivalents at end of period ¹	$8,116,544	$9,540,786

Supplemental disclosure of cash flow information
Interest	$2,443,448	$2,574,890
Income taxes	3,945,295	1,321,170

Non-cash investing and financing activities
Right of use asset	2,418,801	3,579,222
Lease liability	(462,004)	(4,484,838)

¹ includes cash from assets held for sale of $0.4 million as of September 28, 2024 and $0.7 million as of September 30, 2023

See accompanying notes

THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 28, 2024

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

The Company’s fiscal year is a 52-53-week fiscal year ending on the Saturday nearest to December 31. References in this Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2024 (this “Form 10-Q”) to 2023, the 2023 fiscal year or fiscal 2023 mean the 52-week period ended on December 30, 2023, and references to 2024, the 2024 fiscal year or fiscal 2024 mean the 52-week period ending on December 28, 2024. In a 52-week fiscal year, each quarter has 13 weeks. References to the third quarter of 2023, the third fiscal quarter of 2023 or the three months ended September 30, 2023 mean the 13-week period from July 2, 2023 to September 30, 2023. References to the third quarter of 2024, the third fiscal quarter of 2024 or the three months ended September 28, 2024, mean the 13-week period from June 30, 2024 to September 28, 2024. References to the first nine months of 2023 or the nine months ended September 30, 2023 mean the period from January 1, 2023 to September 30, 2023. References to the first nine months of 2024 or the nine months ended September 28, 2024 mean the period from December 31, 2023 to September 28, 2024.

Certain amounts in the 2023 financial statements have been reclassified to conform with the 2024 presentation with no impact or change to previously reported net income or shareholders’ equity. See Note B, Discontinued Operations, for additional information.

Note B – Discontinued Operations

In the third quarter of 2024 we determined that the Big 3 Mold business no longer fits with our long-term strategy, and we have initiated the process of selling the business. The Mold business is cyclical in nature, requires significant capital investment to remain competitive, and serves different markets than our core businesses. Selling the Big 3 Mold business will allow management to focus on our core capabilities, offerings, and markets served.

In the third quarter of 2024, we determined that the Big 3 Mold business meets the criteria to be held for sale and that the assets held for sale qualify for discontinued operations. As such, the financial results of the Big 3 Mold business are reflected in our unaudited condensed consolidated statements of operations as discontinued operations for all periods presented.  Additionally, current and non-current assets and liabilities of discontinued operations are reflected in the unaudited condensed consolidated balance sheets for both periods presented.

Summarized Financial Information of Discontinued Operations

The following table represents income from discontinued operations, net of tax:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$3,360,405	$3,634,333	$9,647,649	$11,406,778
Cost of products sold	(2,804,743)	(2,703,362)	(8,402,175)	(9,076,341)
Gross margin	555,662	930,971	1,245,474	2,330,437

Selling and administrative expenses	(1,145,232)	(1,248,179)	(3,483,904)	(3,875,579)
Restructuring costs	(23,087,775)	-	(23,087,775)	-
Operating loss	(23,677,345)	(317,208)	(25,326,205)	(1,545,142)

Other expense	-	-	-	(1,539,940)
Interest expense	(177,420)	(213,556)	(512,414)	(514,978)
Loss from discontinued operations before income taxes	(23,854,765)	(530,764)	(25,838,619)	(3,600,060)

Income tax benefit	3,888,522	129,298	4,320,904	895,695
Loss from discontinued operations, net of tax	$(19,966,243)	$(401,466)	$(21,517,715)	$(2,704,365)

The following table represents the assets and liabilities from discontinued operations:

	September 28, 2024	December 30, 2023
	(unaudited)
Cash	$446,003	$251,326
Accounts receivable	2,480,148	2,852,907
Inventories	1,211,011	875,528
Prepaid expenses	828,471	604,036
Property, plant and equipment, net	4,432,723	4,767,723
Patents and other intangibles net of accumulated amortization	-	5,744,312
Goodwill	73,528	12,200,695
Right of use assets	171,650	172,311
Total assets of discontinued operations	$9,643,534	$27,468,838

Current assets of discontinued operations¹	$9,643,534	$4,583,797
Non-current assets of discontinued operations	-	22,885,041
Total assets of discontinued operations	$9,643,534	$27,468,838

Accounts payable	$1,564,105	$765,356
Accrued compensation and other accrued expenses	789,875	775,838
Current portion of lease liability	138,642	94,355
Other long-term liabilities	48,567	6,920
Total liabilities of discontinued operations	$2,541,189	$1,642,469

Current liabilities of discontinued operations¹	$2,541,189	$1,635,549
Non-current liabilities of discontinued operations	-	6,920
Total liabilities of discontinued operations	$2,541,189	$1,642,469

¹ the total assets and liabilities of discontinued operations are presented as current in the September 28, 2024 consolidated balance sheet as we expect to sell the discontinued operations and collect proceeds within one year.

Note C – Earnings Per Share

The denominators used to calculate earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Basic:
Weighted average shares outstanding	6,203,753	6,241,796	6,217,342	6,233,493

Diluted:
Weighted average shares outstanding	6,203,753	6,241,796	6,217,342	6,233,493
Dilutive stock appreciation rights	25,374	32,462	25,374	32,462
Denominator for diluted earnings per share	6,229,127	6,274,258	6,242,716	6,265,955

Note D – Fair Value of Instruments

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

The Company’s financial instruments are primarily investments in marketable securities (Level 1), designated foreign currency hedge contracts – see Note P, Financial Instruments and Fair Value Measurements, and pension assets, see Note M, Retirement Benefit Plans.

The carrying amounts of other financial instruments (cash and cash equivalents, marketable securities, accounts receivable, accounts payable and debt) as of September 28, 2024 and December 30, 2023, approximate fair value because of their short-term nature and market-based interest rates.

Note E – Inventories

Inventories consist of the following components:

	September 28, 2024	December 30, 2023

Raw material and component parts	$24,526,610	$24,500,087
Work in process	9,967,847	9,957,068
Finished goods	24,841,916	24,815,052
Total inventories¹	$59,336,373	$59,272,207

¹ Includes inventory of discontinued operations of $1.2 million and $0.9 million as of September 28, 2024 and September 30, 2023, respectively.

Note F - Goodwill

The aggregate carrying amount of goodwill from continuing operations is approximately $58.6 million as of September 28, 2024. A goodwill write-off of approximately $12.1 million was recognized in discontinued operations when classifying the disposal group as held for sale. See Note B – Discontinued Operations for further discussion.

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

Note G – Leases

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

Currently, the Company has 17 operating leases with a lease liability of $14.8 million and five finance leases with a lease liability of $3.8 million as of September 28, 2024. The terms and conditions of the leases are determined by the individual agreements. The leases do not contain residual value guarantees, restrictions, or covenants that could cause the Company to incur additional financial obligations. There are no related party lease transactions. There are no leases that have not yet commenced that could create significant rights and obligations for the Company.

The future payments (in millions) due under non-cancelable operating and finance leases as of September 28, 2024 are as follows:

	Operating	Finance
2024	$1.1	$0.2
2025	3.1	0.7
2026	2.5	0.7
2027	2.1	0.7
2028	1.9	0.7
thereafter	6.4	1.6
	17.1	4.7
Less effects of discounting	(2.3)	(0.9)
Lease liabilities recognized	$14.8	$3.8

As of September 28, 2024, the weighted average lease term for all operating and finance leases was 6.9 and 6.5 years, respectively. The weighted average discount rate associated with operating and finance leases was 6.3% and 6.8%, respectively, as of such date.

Note H - Debt

On June 16, 2023, the Company entered into a credit agreement with TD Bank, N.A., Wells Fargo Bank, Bank of America, and M&T Bank as lenders (the “Credit Agreement”), that included a $60 million term portion and a $30 million revolving commitment portion. The proceeds of the term loan were used to repay the Company’s remaining outstanding term loan and to terminate its existing credit facility with Santander Bank, N.A. (approximately $59 million). The term loan portion of the credit facility requires quarterly principal payments of (i) $750,000 beginning on September 30, 2023 through June 30, 2025, (ii) $1,125,000 beginning on September 30, 2025 through June 30, 2027, and (iii) $1,500,000 beginning on September 30, 2027 through March 31, 2028, with the balance of the term loan payable on the maturity date of June 16, 2028. Amounts outstanding under the revolving portion of the credit facility are generally due and payable on the expiration date of the Credit Agreement (June 16, 2028). The Company can elect to prepay some or all of the outstanding balance from time to time without penalty. A commitment fee is payable on the unused portion of the revolving credit facility based on the Company’s consolidated ratio of net debt to adjusted EBITDA from time to time. Currently, the commitment fee is 0.25%. The Company has $3.0 million of outstanding borrowings under the revolving commitment portion of the credit facility as of September 28, 2024.

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

The Company’s loan covenants under the Credit Agreement require the Company to maintain a senior net leverage ratio not to exceed 3.5 to 1. In addition, the Company is required to maintain a fixed charge coverage ratio to be not less than 1.25 to 1. The Company was in compliance with all its covenants under the Credit Agreement on September 28, 2024, and through the date of filing this Form 10-Q.

Note I - Stock Options and Awards

On February 19, 2020, the Board of Directors of the Company (the “Board”) adopted The Eastern Company 2020 Stock Incentive Plan (the “2020 Plan”). On April 29, 2020, at the Company’s 2020 Annual Meeting of Shareholders, the shareholders of the Company approved and adopted the 2020 Plan. The Company has no other existing plan pursuant to which equity awards may be granted.

Incentive stock options granted under the 2020 Plan must have exercise prices that are not less than 100% of the fair market value of the Company’s common stock on the dates the stock options are granted. Restricted stock awards may also be granted to participants under the 2020 Plan with restrictions determined by the Compensation Committee of the Board. Under the 2020 Plan, non-qualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Board.  During the first nine months of fiscal 2024 and 2023, the Company granted stock awards with respect to 92,016 and 79,500 shares of Company common stock, respectively, that were subject to the meeting of performance measurements or time based.  For the first nine months of fiscal years 2024 and 2023, the Company used fair market value to determine the associated expense with stock awards.

The 2020 Plan also permits the issuance of Stock Appreciation Rights (“SARs”). The SARs are in the form of an option with a cashless exercise price equal to the difference between the fair value of the Company’s common stock at the date of grant and the fair value as of the exercise date resulting in the issuance of the Company’s common stock. The Company did not issue any SARs during the first nine months of fiscal 2024 and 2023.

Stock-based compensation (income) expense, including forfeitures, in connection with SARs and stock awards previously granted to employees was approximately $168,000 and $5,000 in the third quarter of 2024 and the third quarter of 2023, respectively, and was approximately $582,000 and $(158,000) in the first nine months of fiscal years 2024 and 2023, respectively.

As of September 28, 2024, there were 792,300 shares of Company common stock reserved and available for future grant under the 2020 Plan.

The following tables set forth the outstanding SARs for the period specified:

	Nine Months Ended		Year Ended
	September 28, 2024		December 30, 2023
	Units	Weighted Average Exercise Price	Units	Weighted Average Exercise Price
Outstanding at beginning of period	13,000	$24.19	146,166	$23.22
Expired	(9,000)	26.30	(50,833)	24.24
Exercised	(2,500)	20.20	(33,333)	21.10
Forfeited	-	-	(49,000)	22.80
Outstanding at end of period	1,500	20.20	13,000	24.19

SARs Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of September 28, 2024	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of September 28, 2024	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$20.20	1,500	0.6	$20.20	1,500	0.6	$20.20

The following tables set forth the outstanding stock awards for the period specified:

	Nine Months Ended	Year Ended
	September 28, 2024	December 30, 2023
	Shares	Shares
Outstanding at beginning of period	89,400	64,500
Issued	92,016	82,800
Exercised	(23,734)	(10,600)
Forfeited	(12,994)	(47,300)
Outstanding at end of period	144,688	89,400

As of September 28, 2024, outstanding SARs and stock awards had an intrinsic value of $3,254,000.

Note J – Share Repurchase Program

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

Below is a summary of the Company’s shares repurchased during the third quarter of 2024 under the new share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
Balance as of June 29, 2024	60,076	$20.27	60,076	139,924
June 30, 2024 – September 28, 2024	50,000	28.68	50,000	89,924

Balance as of September 28, 2024	110,076	$24.09	110,076	89,924

Note K – Revenue Recognition

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

Note L - Income Taxes

The Company files income tax returns in the U.S. at the federal and state levels, and in foreign jurisdictions. With limited exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2019 and is no longer subject to non-U.S. income tax examinations by foreign tax authorities for years prior to 2017.

The total amount of unrecognized tax benefits could increase or decrease within the next 12 months for several reasons, including the closure of federal, state, and foreign tax years by expiration of the statute of limitations and the recognition and measurement considerations under FASB ASC Topic 740, “Income Taxes.”  There have been no significant changes to the value of unrecognized tax benefits during the nine months ended September 28, 2024. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will not increase or decrease significantly over the next twelve months.

Note M - Retirement Benefit Plans

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

Significant disclosures relating to these benefit plans for the third quarter and first nine months of fiscal years 2024 and 2023 are as follows:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Service cost	$178,003	$216,153	$534,010	$648,459
Interest cost	966,701	990,053	2,900,107	2,970,160
Expected return on plan assets	(1,099,034)	(1,049,016)	(3,297,103)	(3,147,046)
Amortization of prior service cost	-	-	-	-
Amortization of the net loss	327,363	342,866	982,091	1,028,596
Net periodic benefit cost	$373,033	$500,056	$1,119,105	$1,500,169

	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Service cost	$3,574	$6,486	$10,722	$19,458
Interest cost	12,951	14,533	38,853	43,599
Expected return on plan assets	(4,684)	(4,849)	(14,052)	(14,547)
Amortization of prior service cost	1,060	1,060	3,180	3,180
Amortization of the net loss	(19,567)	(16,895)	(58,701)	(50,685)
Net periodic (benefit) cost	$(6,666)	$335	$(19,998)	$1,005

The Company’s funding policy with respect to its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations. In fiscal year 2024, the Company expects to make cash contributions to its qualified pension plans of approximately $2,100,000 and approximately $50,000 into its other postretirement plan. As of September 28, 2024, the Company has contributed $1,572,000 to its pension plans and $25,000 to its postretirement plan in fiscal year 2024 and expects to make the remaining contributions as required during the remainder of the fiscal year.

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

The Company made contributions to the 401(k) Plan as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Regular matching contribution	$263,074	$241,487	$810,630	$747,913
Transitional credit contribution	20,688	23,271	71,558	83,935
Non-discretionary contribution	80,465	83,302	294,228	654,552
Total contributions for the period	$364,227	$348,060	$1,176,416	$1,486,400

The non-discretionary contribution of $328,953 made in the nine months ended September 30, 2023 was accrued for and expensed in the prior fiscal year.

Effective January 1, 2023, the non-discretionary contributions are being contributed on a weekly basis.

Note N - Recent Accounting Pronouncements

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

Note O - Concentration of Risk

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk for the Company is its accounts receivable due from customers. The Company has established credit limits for customers and monitors their balances to mitigate the risk of loss. As of September 28, 2024, there were two significant concentrations of credit risk with customers, who had receivables representing 18% and 11% respectively, of our net accounts receivable. As of December 30, 2023, there was one customer that represented 12% of the Company’s net accounts receivable. The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable.

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

Note P – Financial Instruments and Fair Value Measurements

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

Designated Foreign Currency Hedge Contracts

All of the Company’s designated foreign currency hedge contracts as of September 28, 2024 were cash flow hedges under ASC 815, “Derivatives and Hedging” (“ASC 815”). The Company records the effective portion of any change in the fair value of designated foreign currency hedge contracts in other comprehensive income until the related third-party transaction occurs. Once the related third-party transaction occurs, the Company reclassifies the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, the Company will reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. The Company had designated foreign currency hedge contracts outstanding in the contract amount of $12.6 million as of September 28, 2024 and $0.0 million as of December 30, 2023. As of September 28, 2024 a loss of $0.4 million, net of tax, will be reclassified to earnings within the next fifteen months. All currency cash flow hedges outstanding as of September 28, 2024 mature within fifteen months.

Fair Value of Derivative Instruments

The following table presents the effect of the Company’s derivative instruments designated as cash flow hedges under ASC 815 in its unaudited Condensed Consolidated Statements of Operations for the nine months ended September 28, 2024:

Derivative Instruments	Amount of Loss Recognized in Accumulated Other Comprehensive Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Income into Earnings	Location in Condensed Consolidated Statement of Operations
Designated foreign currency hedge contracts, net of tax	$(412,382)	$(148,657)	Cost of products sold

ASC 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. The Company determines the fair value of its derivative instruments using the framework prescribed by ASC 820, “Fair Value Measurements and Disclosures,” by considering the estimated amount it would receive or pay to sell or transfer these instruments at the reporting date. Generally, the Company uses inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of September 28, 2024, the Company has classified its derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC 815, as discussed below, because these observable inputs are available for substantially the full term of its derivative instruments.

The following tables present the fair value of the Company’s derivative instruments as they appear in its Condensed Consolidated Balance Sheets as of September 28, 2024 and December 30, 2023:

	Location in Condensed Consolidated Balance Sheets	As of September 28, 2024	As of December 30, 2023
Derivative Assets:
Designated foreign currency hedge contracts	Other long-term assets	$42,510	$-

Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$578,071	$-

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in the financial position and results of operations of The Eastern Company (together with its consolidated subsidiaries, the “Company,” “we,” “us” or “our”) for the three and nine months ended September 28, 2024. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 30, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023, which was filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2024 (the “2023 Form 10-K”).

The Company’s fiscal year is a 52-53-week fiscal year ending on the Saturday nearest to December 31. References in this Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2024 (this “Form 10-Q”) to 2023, the 2023 fiscal year or fiscal 2023 mean the 52-week period ended on December 30, 2023, and references to 2024, the 2024 fiscal year or fiscal 2024 mean the 52-week period ending on December 28, 2024. In a 52-week fiscal year, each quarter has 13 weeks. References to the third quarter of 2023, the third fiscal quarter of 2023 or the three months ended September 30, 2023 mean the 13-week period from July 2, 2023 to September 30, 2023. References to the third quarter of 2024, the third fiscal quarter of 2024 or the three months ended September 28, 2024 mean the 13-week period from June 30, 2024 to September 28, 2024. References to the first nine months of 2023 or the nine months ended September 30, 2023 mean the period from January 1, 2023 to September 30, 2023. References to the first nine months of 2024 or the nine months ended September 28, 2024 mean the period from December 31, 2023 to September 28, 2024.

Safe Harbor for Forward-Looking Statements

Statements contained in this Form 10-Q that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terminology such as “would,” “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “plan,” “potential,” “opportunities,” or similar terms or variations of those terms or the negative of those terms. There are many factors that affect the Company’s business and the results of its operations and that may cause the actual results of operations in future periods to differ materially from those currently expected or anticipated. These factors include:

•	the impact of higher raw material and component costs and cost inflation, supply chain disruptions and shortages, particularly with respect to steel, plastics, scrap iron, zinc, copper, and electronic components;

•	delays in delivery of our products to our customers;

•	the impact of global economic conditions and rising interest rates, and more specifically conditions in the automotive, construction, aerospace, energy, oil and gas, transportation, electronic, and general industrial markets, including the impact, length and degree of economic downturns on the customers and markets we serve and demand for our products, reductions in production levels, the availability, terms and cost of financing, including borrowings under credit arrangements or agreements, the potential impact of bank failures on our ability to access financing or capital markets, and the impact of market conditions on pension plan funded status;

•	restrictions on operating flexibility imposed by the agreement governing our credit facility;

•	risks associated with doing business overseas, including fluctuations in exchange rates and the inability to repatriate foreign cash, the impact on cost structure and on economic conditions as a result of actual and threatened increases in trade tariffs and the impact of political, economic, and social instability;

•	the inability to achieve the savings expected from global sourcing of materials;

•	lower-cost competition;

•	our ability to design, introduce and sell new or updated products and related components;

•	market acceptance of our products;

•	the inability to attain expected benefits from acquisitions or the inability to effectively integrate acquired businesses and achieve expected synergies;

•	costs and liabilities associated with environmental compliance;

•	the impact of climate change, natural disasters, geopolitical events and elections, including a change in administration from the upcoming U.S. presidential election, and public health crises, including pandemics (such as COVID-19) and epidemics, and any related Company or government policies or actions;

•	military conflict (including the Russia/Ukraine conflict, the conflict in the Middle East, the possible expansion of such conflicts and geopolitical consequences) or terrorist threats and the possible responses by the U.S. and foreign governments;

•	failure to protect our intellectual property;

•	cyberattacks; and

•	materially adverse or unanticipated legal judgments, fines, penalties, or settlements.

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

Recent Development

In the third quarter of 2024 we determined that the Big 3 Mold business no longer fits with our long-term strategy, and we have initiated the process of selling the business. The Mold business is cyclical in nature, requires significant capital investment to remain competitive, and serves different markets than our other businesses. Selling the Big 3 Mold business will allow management to focus on our core capabilities, offerings, and markets served.

In the third quarter of 2024, we determined that the Big 3 Mold business met the criteria to be held for sale and that the assets held for sale qualify for discontinued operations.  As such, the financial results of the Big 3 Mold business are reflected in our unaudited condensed consolidated statements of operations as discontinued operations for all periods presented. Additionally, current and non-current assets and liabilities of discontinued operations are reflected in the unaudited condensed consolidated balance sheets for both periods presented.

The loss recognized in the write-down of the Big 3 Mold business to fair value in the third quarter of 2024 was $19.2 million, net of tax.

The following analysis excludes discontinued operations.

Net sales in the third quarter of 2024 increased 15% to $71.3 million from $62.0 million in the corresponding period in 2023. Net sales for the first nine months of 2024 increased 6% to $206.1 million from $195.1 million in the corresponding period last year. Sales increased in the third quarter of 2024 primarily due to increased demand for returnable transport packaging products, truck mirror assemblies, and truck accessories of $7.4 million, $1.2 million, and $0.7 million, respectively. Sales increases in the first nine months of 2024 were driven by increased demand for truck mirror assemblies and returnable transport packaging products of $13.3 million and $4.6 million respectively, offset by lower demand for truck accessories of $6.9 million. Our backlog as of September 28, 2024 increased 13% to $97.2 million from $86.2 million as of September 30, 2023, primarily driven by increased orders for various truck mirror assemblies of $11.6 million and returnable transport packaging products of $3.2 million.

Net sales of existing products increased 9% in the third quarter of 2024 and decreased 2% for the first nine months of 2024 compared to the corresponding periods in 2023. Price increases and new products increased net sales by 5% in the third quarter of 2024 and 6% in the first nine months of 2024, compared to the corresponding periods in 2023. New products included various truck mirror assemblies, rotary latches, D-rings, handles, and mirror cams.

Cost of products sold increased $6.5 million, or 14%, in the third quarter of 2024 and increased $3.8 million, or 3% in the first nine months of 2024 compared to the corresponding period in 2023 primarily due to higher sales volume, partially offset by other cost savings initiatives. Additionally, the Company paid tariff costs on China-sourced products of approximately $0.6 million and $1.9 million in the third quarter of 2024 and first nine months of 2024 respectively, compared to $0.6 million and $1.7 million in the third quarter of 2023 and first nine months of 2023, respectively. Most tariffs on China-sourced products have been recovered through price increases.

Gross margin as a percentage of sales was 25.5% in the third quarter of 2024 and 25.2% in the first nine months of 2024 compared to 24.9% in the third quarter of 2023 and 22.9% in the first nine months of 2023. Our gross margins in the third quarter of 2024 primarily reflect the impact of price increases to customers to recover increases in raw material costs and other cost savings initiatives.

Product development expenses decreased $0.3 million in the third quarter of 2024 and decreased $0.5 million in the first nine months of 2024 compared to the corresponding periods in 2023 as we continue to invest in new products at our Eberhard, Velvac, and Big 3 businesses. As a percentage of net sales, product development costs were 1.5% for the third quarter of 2024 and 1.8% for the first nine months of 2024, compared to 2.3% and 2.2% for the corresponding periods in 2023.

Selling, general and administrative expenses increased $1.9 million, or 22.1%, in the third quarter of 2024 when compared to the third quarter of 2023 primarily due to higher payroll-related expenses of $1.2 million, legal and professional expenses of $0.3 million, travel expenses of $0.1 million, and other selling and administrative expenses of $0.3 million. Selling and administrative expenses increased $2.0 million, or 6.8%, in the first nine months of 2024 when compared to the corresponding period in 2023 primarily due to higher payroll-related expenses of $1.7 million and other administrative costs.

Interest expense decreased $0.1 million in the third quarter of 2024 and was flat in the first nine months of 2024 compared to the corresponding periods in 2023 due to lower principal balances, partially offset by higher interest rates.

Other income and expense increased $0.1 million in the third quarter of 2024 and decreased $1.1 million in the first nine months of 2024 when compared to the corresponding periods in 2023. The increase in other income and expense of $0.1 million in the third quarter of 2024 was primarily driven by lower pension expense of $0.1 million when compared to the third quarter of 2023. The decrease in other income and expense of $1.1 million for the first nine months of 2024 when compared to the corresponding period in 2023 was primarily driven by $0.3 million lower pension expense in the second quarter of 2023, and an unfavorable final working capital adjustment of $0.4 million related to the sale of the Greenwald business in the first quarter of 2023, partially offset by a $1.6 million favorable adjustment for the final settlement of our swap agreement with Santander in the second quarter of 2023.

Net income for the third quarter of fiscal 2024 was $4.7 million, or $0.75 per diluted share compared to net income of $3.5 million, or $0.55 per diluted share, for the comparable period in 2023. In the first nine months of 2024 net income was $11.7 million, or $1.87 per diluted share compared to net income of $7.8 million, or $1.24 per diluted share for the comparable period in 2023.

A more detailed analysis of the Company’s results of operations and financial condition follows.

Results of Operations

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of operations as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	74.5%	75.1%	74.8%	77.1%
Gross margin	25.5%	24.9%	25.2%	22.9%
Product development expense	1.5%	2.3%	1.8%	2.2%
Selling and administrative expense	14.5%	13.6%	15.1%	14.9%
Operating Profit	9.5%	9.0%	8.3%	5.8%

The following table shows the change in sales and operating profit for the third quarter and first nine months of 2024 compared to the third quarter and first nine months of 2023 (dollars in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 28, 2024	September 28, 2024

Net Sales	$9,273	$11,006

Volume	9.3%	-1.6%
Price	0.1%	1.4%
New products	4.3%	4.7%
	13.7%	4.5%

Operating Profit	$1,227	$5,772

Liquidity and Sources of Capital

The Company generated $8.3 million of cash from operations during the first nine months of fiscal 2024 compared to generating $18.2 million during the first nine months of fiscal 2023. Cash flow from operations in the first nine months of 2024 was lower when compared to the corresponding period in 2023 primarily due to increases in accounts receivable of $11.7 million due to increases in revenue in the third quarter of 2024 when compared to the corresponding period in 2023 and approximately $3.0 million in accounts receivable due to the pre-billing to cover material costs on a specific job.

Additions to property, plant, and equipment were $7.6 million and $4.1 million for the first nine months of 2024 and 2023, respectively. As of September 28, 2024, there were approximately $4.0 million of outstanding commitments for capital expenditures.

The following table shows key financial ratios at the end of each specified period:

	Third Quarter 2024	Third Quarter 2023	Fiscal Year 2023
Current ratio	2.6	2.6	2.6
Average days’ sales in accounts receivable	62	53	48
Inventory turnover	3.8	3.4	3.5
Total debt to shareholders’ equity	37.5%	37.8%	33.2%

The following table shows important liquidity measures as of the balance sheet date for each specified period or for the period, as applicable (in millions):

	Third	Third	Fiscal
	Quarter	Quarter	Year
	2024	2023	2023
Cash and cash equivalents
- Held in the United States	$5.9	$6.9	$6.9
- Held by a foreign subsidiary	1.7	2.0	1.1
	7.6	8.9	8.0

Working capital	78.2	73.5	69.5
Net cash provided by operating activities	8.3	5.4	9.7
Change in working capital impact on net cash used in operating activities	(8.2)	7.0	9.7
Net cash used in investing activities	(8.1)	(2.4)	(5.4)
Net cash used in financing activities	(0.5)	(16.9)	(22.9)

Inventories of $58.1 million as of September 28, 2024 declined by $0.3 million, or 0.5%, when compared to $59.3 million at the end of fiscal year 2023 and declined $1.9 million, or 3.2%, when compared to $60.0 million at the end of the third quarter of fiscal 2023. Accounts receivable, less allowances, were $46.0 million as of September 28, 2024, as compared to $34.2 million at 2023 fiscal year end and $40.0 million at the end of the third quarter of fiscal 2023. Accounts receivable as of September 28, 2024 included approximately $3.0 million for pre-billing to cover material costs on a specific job and adversely impacted average days sales in accounts receivable by 4 days.

On June 16, 2023, the Company entered into a credit agreement with TD Bank, N.A., Wells Fargo Bank, Bank of America, and M&T Bank as lenders (the “Credit Agreement”), and incurred indebtedness under the Credit Agreement in the aggregate principal amount of $60 million in the form of a term loan, the proceeds of which were used to repay the Company’s remaining outstanding term loan and to terminate its existing credit facility with Santander.  See Note H Debt, for additional information regarding the terms of the Credit Agreement, including repayment terms, interest rates, and applicable loan covenants. Under the terms of the Credit Agreement, the Company is subject to restrictive covenants that limit our ability to, among other things, incur additional indebtedness, pay dividends, or make other distributions, and consolidate, merge, sell or otherwise dispose of assets, as well as financial covenants that require us to maintain a fixed charge coverage ratio and a maximum senior net leverage ratio.  These covenants may limit how we conduct our business, and in the event of certain defaults, our repayment obligations may be accelerated. We were in compliance with all of our covenants as of September 28, 2024 and had no outstanding borrowings under the revolving commitment portion of the credit facility as of such date. On September 6, 2024, the Company drew down $3.0 million on its revolving credit facility to support ongoing working capital requirements. The Company has $27.0 million available on its revolving line of credit.

Cash, cash flow from operating activities and funds available under the revolving credit portion of the Credit Agreement are expected to be sufficient to cover future foreseeable working capital requirements in the short-term (i.e., the next 12 months from September 28, 2024) and separately in the long-term (i.e., beyond the next 12 months). However, the Company cannot provide any assurances of the availability of future financing or the terms on which it might be available. In addition, the interest rate on borrowings under the Credit Agreement varies based on our senior net leverage ratio, and the Credit Agreement requires us to maintain a senior net leverage ratio not to exceed 3.50 to 1 and a fixed charge coverage ratio to be not less than 1.25 to 1. A decrease in earnings due to the impact of current economic conditions and inflationary pressures or the resulting harm to the financial condition of our customers, or an increase in indebtedness incurred to offset such a decrease in earnings, would have a negative impact on our senior net leverage ratio and our fixed charge coverage ratio, which in turn would increase the cost of borrowing under the Credit Agreement and could cause us to fail to comply with the covenants under our Credit Agreement.

In addition to funding capital requirements, we may use available cash to pay down our indebtedness, to make investments, which may include investments in publicly traded securities, or to make acquisitions that we believe will complement or expand our existing businesses.

As of the end of the third quarter of 2024, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

To supplement the condensed consolidated financial statements prepared in accordance with U.S. GAAP, we have presented Adjusted Net Income from Continuing Operations, Adjusted Earnings Per Share from Continuing Operations, Adjusted EBITDA from Continuing Operations, Adjusted EBITDA from Discontinued Operations and Adjusted EBITDA, which are considered non-GAAP financial measures. The non-GAAP financial measures presented may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures in the same way. These measures are not substitutes for their comparable U.S. GAAP financial measures, such as net sales, net income, diluted earnings per share, or other measures prescribed by U.S. GAAP, and there are limitations to using non-GAAP financial measures.

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

Adjusted EBITDA from Discontinued Operations is defined as net income from discontinued operations before interest expense, provision for income taxes, and depreciation and amortization and excluding, when incurred, the impacts of certain losses or gains that we do not believe reflect our ongoing operations, including, for example, impairment losses, gains/losses on sale of subsidiaries, property and facilities, transaction expenses primarily relating to acquisitions and divestitures, factory start-up costs, factory relocation expenses, executive severance, and restructuring expenses. Adjusted EBITDA from Discontinued Operations is a tool that can assist management and investors in comparing our performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our underlying operations.

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
For the Three and Nine Months ended September 28, 2024 and September 30, 2023
($000's)

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net income from continuing operations as reported per generally accepted accounting principles (GAAP)	$4,669	$3,463	$11,676	$7,773

Earnings per share from continuing operations as reported under generally accepted accounting principles (GAAP):

Basic	$0.75	$0.55	$1.88	$1.25
Diluted	$0.75	$0.55	$1.87	$1.24

Adjustments:
Severance and accrued compensation	-	-	-	1,799	a
Greenwald final sale adjustment	-	-	-	390	b
Non-GAAP tax impact of adjustments (1)	-	-	-	(909)
Total adjustments (non-GAAP)	$-	$-	$-	$1,280

Adjusted net income from continuing operations (non-GAAP)	$4,669	$3,463	$11,676	$9,053

Adjusted earnings per share from continuing operations (non-GAAP):

Basic	$0.75	$0.56	$1.88	$1.45
Diluted	$0.75	$0.55	$1.87	$1.44

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

Reconciliation of Non-GAAP Measures
Calculations of Adjusted EBITDA from Continuing Operations, Adjusted EBITDA from Discontinued Operations and Adjusted EBITDA
For the Three and Nine Months ended September 28, 2024 and September 30, 2023
($000's)
	Three Months Ended			Nine Months Ended
	September 28, 2024		September 30, 2023	September 28, 2024		September 30, 2023
Net income from continuing operations as reported per generally accepted accounting principles (GAAP)	$4,669		$3,463	$11,676		$7,773

Interest expense	710		854	2,050		2,060
Provision for income taxes	1,334		1,114	3,335		2,574
Depreciation and amortization	2,033		1,317	4,266		3,914
Severance and accrued compensation	-		-	-		1,799	a
Greenwald final sale adjustment	-		-	-		390	b
Adjusted EBITDA from continuing operations (non-GAAP)	$8,745		$6,748	$21,327		$18,510
Net income from discontinued operations as reported per generally accepted accounting principles (GAAP)	$(19,966)		$(401)	$(21,518)		$(2,704)

Interest expense	177		214	512		515
Provision for income taxes	(3,889)		(129)	(4,321)		(896)
Depreciation and amortization	546		534	1,595		1,558
Loss on classification as held for sale	23,088	c	-	23,088	c	-
Adjusted EBITDA from discontinued operations (non-GAAP)	$(44)		$217	$(644)		$(1,527)

Net income as reported per generally accepted accounting principles (GAAP)	$(15,297)		$3,062	$(9,842)		$5,068

Interest expense	887		1,068	2,562		2,575
Provision for income taxes	(2,555)		984	(985)		1,679
Depreciation and amortization	2,579		1,851	5,861		5,472
Severance and accrued compensation	-		-	-		1,799	a
Greenwald final sale adjustment	-		-	-		390	b
Loss on classification as held for sale	23,088	c	-	23,088	c	-
Adjusted EBITDA (non-GAAP)	$8,701		$6,965	$20,683		$16,983

a) Severance expenses associated with accrued compensation and severance related to the elimination of the Chief Operating Officer position and the departure of the Chief Executive Officer

b) Final settlement of working capital adjustment associated with Greenwald sale

c) Impact of classifying Big 3 Mold business as held for sale

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of the Company’s status as a smaller reporting company pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is not required to provide information under this Item 3.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of September 28, 2024, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Exchange Act Rule 13a-15.  As defined in Exchange Act Rules 13a-15(e) and 15d-15(e), “the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”

The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO have concluded that these controls and procedures are effective at the “reasonable assurance” level as of September 28, 2024.

Changes in Internal Control Over Financial Reporting:

During the period covered by this Form 10-Q, there were no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company is a party to various legal proceedings from time to time related to its normal business operations. As of the end of the quarter ended September 28, 2024, the Company does not have any material pending legal proceedings, other than as set forth in Part I, Item 3, Legal Proceedings, of the 2023 Form 10-K, or any material legal proceedings known to be contemplated by governmental authorities.

ITEM 1A – RISK FACTORS

The Company’s business is subject to several risks, some of which are beyond its control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the Company’s shareholders should carefully consider the risk factors discussed in Part I, Item 1A, Risk Factors, of the 2023 Form 10-K. These risk factors could have a material adverse effect on the Company’s business, results of operations, financial condition and/or liquidity and could cause our operating results to vary significantly from period to period. As of September 28, 2024, there have been no material changes to the risk factors disclosed in the 2023 Form 10-K. The Company may disclose changes to such risk factors or disclose additional risk factors from time to time in its future filings with the SEC. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition, or operating results.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 21, 2023, the Company announced that the Board of Directors of the Company had approved a new share repurchase program authorizing the Company to repurchase up to 200,000 shares of the Company’s common stock through August 20, 2028. The Company’s new share repurchase program does not obligate it to acquire the Company’s common stock at any specific cost per share. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. Below is a summary of the Company’s share repurchases during the third quarter of 2024 under the new share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
June 30, 2024 - August 3, 2024	17,081	$27.45	17,081	122,843

August 4, 2024 - August 31, 2024	12,919	28.77	12,919	109,924

September 1, 2024 - September 28, 2024	20,000	29.68	20,000	89,924

Total	50,000	$28.68	50,000	89,924

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

(a) None.

(b) None.

(c) During the third quarter of 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1trading arrangement” or “non-Rule 10b5-1trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101)

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 28, 2024 and September 30, 2023; (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 28, 2024, and September 30, 2023; (iii) Condensed Consolidated Balance Sheets (Unaudited) as of September 28, 2024 and December 30, 2023; (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 28, 2024 and September 30, 2023; and (iv) Notes to Condensed Consolidated Financial Statements (Unaudited).**

104)	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101). **

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE EASTERN COMPANY
(Registrant)
DATE: November 5, 2024	/s/James Mitarotonda
James Mitarotonda Chairman of the Board

DATE: November 5, 2024	/s/Nicholas Vlahos
Nicholas Vlahos Vice President and Chief Financial Officer

