Form 10-K
period 2024-12-28
EASTERN CO
filed 2025-03-11
CIK 31107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 28, 2024
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

As of June 29, 2024, the last day of registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $124,230,742 (based on the closing sales price of the registrant’s common stock on the last trading date prior to that date). Shares of the registrant’s common stock held by each officer and director and shares held in trust by the pension plans of the Company have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 15, 2025, 6,135,278 shares of the registrant’s common stock, no par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this report is incorporated herein by reference to portions of the proxy statement for the Company’s 2025 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 28, 2024.

The Eastern Company

Form 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 28, 2024

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

•	the impact of tariffs, trade sanctions or political instability on the availability or cost of raw materials;
•

the impact of higher raw material and component costs and cost inflation, supply chain disruptions and shortages, particularly with respect to steel, plastics, scrap iron, zinc, copper, and electronic components;

•	delays in delivery of our products to our customers;
•

the impact of global economic conditions and interest rates, and more specifically conditions in the automotive, construction, aerospace, energy, oil and gas, transportation, electronic, and general industrial markets, including the impact, length and degree of economic downturns on the customers and markets we serve and demand for our products, reductions in production levels, the availability, terms and cost of financing, including borrowings under credit arrangements or agreements, and the impact of market conditions on pension plan funded status;

•	restrictions on operating flexibility imposed by the agreement governing our credit facility;
•	the inability to achieve the savings expected from global sourcing of materials;
•	lower-cost competition;
•	our ability to design, introduce and sell new or updated products and related components;
•	market acceptance of our products;
•	the inability to attain expected benefits from acquisitions or dispositions or the inability to effectively integrate acquired businesses and achieve expected synergies;
•	costs and liabilities associated with environmental compliance;
•	the impact of climate change, natural disasters, geopolitical events, and public health crises, including pandemics and epidemics, and any related Company or government policies or actions;
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

BUSINESS HIGHLIGHTS

In the third quarter of 2024, the Company decided to sell Big 3 Mold and determined that the Big 3 Mold business met the criteria to be held for sale and that the assets held for sale qualify for discontinued operations. As such, the financial results of the Big 3 Mold business are reflected in our consolidated statements of income as discontinued operations for all periods presented. Additionally, current and non-current assets and liabilities of discontinued operations are reflected in the consolidated balance sheets for all periods presented.

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

In addition, the Company seeks to recruit and retain talented managers to operate its businesses. We look for leaders who are accountable, maintain cost discipline, act quickly, and build strong followership.

The Eastern Company has one reportable segment: Engineered Solutions. The Engineered Solutions segment provides engineered solutions to support our customers’ needs primarily in the commercial transportation and logistics markets. The Chief Operating Decision Maker (CODM), who is the Company’s Chief Executive Officer, uses both segment gross profit and segment profit or loss from operations before interest and income taxes to allocate resources (including employees, property, and financial or capital resources) for the Engineered Solutions segment predominantly in the annual budget and forecasting process.

Company Operations

The Engineered Solutions segment consists of Big 3 Precision, including Big 3 Precision Products Inc. (“Big 3 Products”) and Big 3 Mold, and Hallink Moulds, Inc. (“Hallink Moulds” or “Hallink”); Eberhard Manufacturing Company (“Eberhard Manufacturing”), Eastern Industrial Ltd, World Lock Company Ltd., Dongguan Reeworld Security Products Ltd., and World Security Industries (together, “Eberhard”); and Velvac Holdings Inc. (“Velvac”). These businesses design, manufacture, and market a diverse product line of custom and standard vehicular and industrial hardware, including turnkey returnable packaging solutions, access and security hardware, mirrors, and mirror-cameras.

Big 3 Products’  turnkey returnable packaging solutions are used in the assembly processes of vehicles, aircraft, and durable goods and works with leading original equipment manufacturers (“OEMs”) to design and produce custom returnable transport packaging to integrate with OEM assembly processes.

Big 3 Mold is a global leader in the design and manufacture of blow mold tools and in the production processes of plastic packaging products, packaged consumer goods and pharmaceuticals. Hallink Moulds is a leader in innovative injection blow mold tooling and is a leading supplier of blow molds and change parts to the food, beverage, healthcare, and chemical industries. Hallink specializes in the design, development and manufacture of 2-step stretch blow molds, and related components for the stretch blow molding industry offering integrated turnkey solutions to its customers worldwide.

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

Human Capital

We believe our success depends on the skills, experience, and industry knowledge of our key talent. As such, our management team places significant focus and attention on the attraction, development, and retention of employees, as well as ensuring our corporate culture reflects Eastern’s values, and our Board of Directors (our “Board”) provides oversight for various employee initiatives. Eastern’s values and our Code of Business Conduct and Ethics guide our actions, reflect our culture, and drive our performance. We have made and continue to make investments in training, and we have a well-established performance management process.

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

The health and safety of our employees is also a top priority. Our focus on the reduction of injuries and illnesses has significantly improved our safety performance. We have attained these improvements by fostering a global safety culture supported with regular training and education that includes robust systems and philosophies centered on personal responsibility and accountability. The Board has an Environment, Health, and Safety Committee that is responsible for reviewing the overall performance of the Company’s health and safety program and making recommendations to management. There is a high level of leadership engagement, ensuring installation and maintenance of appropriate safety equipment at all our manufacturing sites worldwide combined with vigorous reviews of root causation and systemic corrective actions of any safety incidents that may occur.

Employee levels are managed to align with business demand and management believes it currently has sufficient human capital to operate its business successfully. As of December 28, 2024, we employed 1,246 full-time employees: 612 in the United States and 634 in other countries. Approximately 21% of employees in the United States are represented by collective bargaining agreements. We believe that our relations with employees, unions and works’ councils are in good standing.

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

Customers of the Company are broad-based by geography and by market, and sales are not highly concentrated by customer. Only one customer exceeded 10% of accounts receivable for each of fiscal year 2024 and fiscal year 2023. Foreign sales were not significant for fiscal years 2024 and 2023.

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

The Company does not anticipate that compliance with federal, state, or local environmental laws or regulations is likely to have a material effect on the Company’s capital expenditures, earnings, or competitive position. We anticipate that the new U.S. presidential administration will seek to implement a regulatory reform agenda that is significantly different than that of the prior administration, which may impact agency rulemaking and enforcement priorities, which could, in turn, have a material effect on our business.

The Company obtains materials from nonaffiliated domestic sources, as well as from Company-affiliated and unaffiliated sources in Asia.

The Company’s continuing operations ratio of working capital (current assets less current liabilities) to sales was 25.1% in 2024 and 25.7% in 2023. Working capital includes cash held in various foreign subsidiaries. Other factors affecting working capital include our average days’ sales in accounts receivable, inventory turnover ratio, and payment of vendor accounts payable. In some cases, the Company must hold extra inventory due to extended lead time in receiving products ordered from our foreign subsidiaries to ensure the product is available for our customers. The Company continues to monitor working capital needs with the goal of reducing our ratio of working capital to sales.

Available Information

The Company makes available, free of charge through its Internet website at http://www.easterncompany.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.  The information posted on the Company’s website is not incorporated into this Form 10-K and is not part of this Form 10-K. The SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Company’s reports filed with, or furnished to, the SEC are available on that website.

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

This section should be read in conjunction with  Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and accompanying notes in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

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

The Company obtains raw materials used in the production of its products from domestic sources, as well as from Company-affiliated and unaffiliated sources in Asia. Changes in international trade duties and other aspects of international trade policy, both in the United States and abroad, could materially impact the cost of these raw materials. For example, from March 2018 until March 2021, the United States imposed an additional 25% tariff under Section 232 of the Trade Expansion Act of 1962, as amended, on steel products imported into the United States. While these tariffs have mostly been lifted on imports from countries other than China, imports from many jurisdictions are subject to limitations on volume, after which substantial tariffs will be reimposed. The United States also imposed a 10% tariff on all aluminum imports into the United States, with initial exemptions for aluminum imported from certain U.S. trading partners. Such actions could increase steel and aluminum costs and decrease supply availability. In response to the invasion of Ukraine by the military forces of the Russian Federation, the United States, the European Union, and other jurisdictions have imposed sanctions that, among other things, prohibit the importation of a wide array of commodities and products from Russia, which is a major global supplier of nickel. Any increase in nickel, steel and/or aluminum prices, whether as a result of existing tariffs and trade policy or as a result of new tariffs or policies that may be imposed by the new presidential administration or otherwise, that is not offset by an increase in the Company’s prices could have an adverse effect on the Company’s business, financial position, results of operations or cash flows. In addition, if the Company is unable to acquire timely nickel, steel or aluminum supplies, the Company may need to decline customer orders, which could also have an adverse effect on the business, financial position, results of operations or cash flows of the Company.

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

Risks Related to Acquisitions, Dispositions, and Organic Growth

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

We may be unable to successfully execute acquisitions or dispositions or effectively integrate businesses we may acquire in the future.

We regularly review our portfolio of businesses and pursue growth through acquisitions. We also regularly review our operations and results to identify businesses that no longer fit within our core capabilities, offerings, and markets and that we may determine to divest. We may not be able to complete these acquisition or disposition transactions on favorable terms, on a timely basis, or at all, and the success of any such acquisitions depends on our ability to combine the acquired business with our existing business in a manner that does not disrupt our and the acquired business’s ongoing relationships with customers, suppliers, and employees. Our results of operations and cash flows have been and may in the future be adversely impacted by (i) the failure of acquired businesses to meet or exceed expected returns, including risk of impairment; (ii) the failure to integrate multiple acquired businesses into the Company simultaneously and on schedule or to achieve expected synergies; (iii) the discovery of unanticipated liabilities, cybersecurity and compliance issues, labor relations difficulties or other problems in acquired businesses for which we lack contractual protections, or insurance or indemnities; (iv) the potential disruption of our ongoing operations and distraction of management away from oversight of these activities that may be caused by the pursuit of acquisition or disposition transactions; (v) failure to realize the anticipated benefits and cost savings of a transaction fully or within the expected time frame, or at all.

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

Data breaches and other serious cybersecurity incidents have increased globally, along with the methods, techniques, and complexity of attacks, including use of viruses, ransomware and other malicious software, phishing, and other efforts to discover and exploit any design flaws, bugs, or other security vulnerabilities. Continued geopolitical turmoil, including the ongoing conflict between Russia and Ukraine and relations between the United States and foreign governments, has heightened the risk of cyberattacks. We have been, and likely will continue to be, subject to such cyberattacks, although none has had a material impact on our operations. Also, the same cybersecurity threats exist for the third parties with whom we interact and share information and cyberattacks on third parties that possess or use our customer, personnel and other information could adversely impact us in the same way as would a direct cyberattack on us.

The rapid development and adoption of AI technologies further increases these risks, both because AI can be used to enhance the capabilities of attackers and because of its potential to help those subject to cyberattacks develop more advanced security measures and defenses. As a result, we may need to invest additional resources to protect the security of our systems.

The Company is subject to federal, state, and international laws and regulations relating to the collection, use, retention, security and transfer of personally identifiable information and individual payment data. The information, security and privacy requirements imposed by such laws and regulations are constantly evolving and are becoming increasingly demanding in the United States and other jurisdictions in which the Company operates. In addition, the interpretation and application of consumer and data protection laws in the United States and elsewhere are often uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with the Company’s data practices. If so, in addition to the possibility of fines or other penalties, this could result in an order requiring that the Company change its data practices, which could be costly, divert management attention, and have an adverse effect on the Company’s business and results of operations. The Company has incurred and may continue to incur significant costs relating to compliance with these laws and regulations, including costs related to updating certain business practices and systems and ensuring continued compliance and any changes to laws, regulations or enforcement could expose the Company to additional costs and liability.

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

Natural disasters, changes in climate, geo-political events, and public health crises, including pandemics and epidemics, and any related Company or government policies or actions may negatively impact our business.

Natural disasters, changes in climate, geo-political events, and public health crises, including pandemics and epidemics, as well as Company or government policies adopted or actions taken as a result of such events, could materially adversely affect our business and financial performance. The occurrence of one or more natural disasters, such as hurricanes, tropical storms, floods, fires, earthquakes, tsunamis, cyclones, typhoons, weather conditions such as major or extended winter storms, droughts and tornadoes, whether as a result of climate change or otherwise, severe changes in climate, geo-political events, such as war, civil unrest or terrorist attacks, or public health crises in a country in which we operate or in which our suppliers are located could result in loss of human life, significant property and equipment damage, environmental pollution, or reputational harm and could adversely affect our operations and financial performance. Our business and operations may be disrupted if we do not respond, or are perceived not to respond, in an appropriate manner to any of these hazards and risks or any other major crisis or if we are unable to efficiently restore or replace affected operational components and capacity. Countermeasures to address global health crises, epidemics or pandemics may result in reduced demand for our products; disruptions to our supply chain, the global economy or financial or commodity markets; disruptions in our contractual arrangements with our service providers, suppliers and other counterparties; or failures by our suppliers, contract manufacturers, contractors, joint venture partners and external business partners, to meet their obligations to us; or reduced workforce productivity. Any such occurrence could materially and adversely impact our financial condition, results of operations, cash flows or liquidity position. Further, our insurance may not be adequate to compensate us for all resulting losses described above, and the cost to obtain adequate coverage may increase for us in the future or may not be available.

The Company is from time to time subject to litigation, which could have a material impact on the Company’s business, financial condition, or results of operations.

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

The Company could be subject to additional or unanticipated tax liabilities.

The Company is subject to income tax laws of the United States, its states, and municipalities and those of other foreign jurisdictions in which the Company has business operations. These laws are complex, evolving, and subject to interpretation by the taxpayer and the relevant governmental taxing authorities.

The Company’s future annual and quarterly tax rates could be affected by numerous factors, including changes in the (1) applicable tax laws; (2) composition of earnings in countries with differing tax rates; or (3) recoverability of our deferred tax assets and liabilities. Due to the pace of legislative changes, any substantial changes in tax policies or legislative initiatives may materially and adversely affect our business, the taxes we are required to pay, our financial position, and results of operations. For example, beginning in 2022, the U.S. Tax Cuts and Jobs Act of 2017 eliminated the existing option to deduct research and development expenditures and requires taxpayers to amortize them over five years pursuant to IRC Section 174. This requirement is expected to reduce our cash flow. Further, in August 2022, the United States enacted the Inflation Reduction Act of 2022 (the “IRA”) which includes a new 15% corporate minimum tax as well as a 1% excise tax on fair value of corporate stock repurchases made after December 31, 2022. The IRA could have a negative impact on our tax position. Many countries and organizations such as the Organization for Economic Cooperation and Development (the “OECD”) are also actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our results of operations. For example, the OECD has released guidance covering various topics, including country-by-country reporting and an initiative that aims to standardize and modernize global tax policy. The guidance has also established a global minimum tax of 15%, which is being or may be implemented in various jurisdictions. [Depending on the final form of legislation and the jurisdictions which enact it, there may be significant tax consequences for us.] In addition, the U.S. presidential administration has directed the U.S. Department of Treasury to develop options for “protective measures” in response to tax rules imposed by non-U.S. countries that are extraterritorial or disproportionately affect U.S. companies (which may include taxes imposed under the OECD guidance) and legislation has been introduced that would increase U.S. tax rates on non-U.S. companies and investors if their home jurisdictions impose discriminatory or extraterritorial taxes on U.S. companies, but we cannot predict whether such protective measures or legislation will be adopted or what, if any, responsive measures may be adopted by non-U.S. countries. We continue to monitor the effects of the IRA, the OECD guidelines and other regulatory developments on our financial conditions, operating results, and income tax rate.

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

The Company is subject to a variety of laws, regulations, rules, and policies in both the U.S. and foreign countries that are costly to comply with, can result in negative publicity and diversion of management time and effort, and can subject the Company to claims or other remedies. These laws, regulations, rules, and policies could relate to any of an array of issues including, but not limited to, data privacy and security, environmental, tax, intellectual property, trade secrets, product liability, contracts, antitrust, employment, securities, import/export, and unfair competition. These laws and regulations may differ in different jurisdictions and are subject to change, including as a result of changes to regulatory, legislative and enforcement priorities with changes in U.S. presidential administration, and regulatory actions that non-U.S. countries may take in response to such changes. The cost of maintaining compliance under multiple and changing regulatory regimes, and expenditures that may be required to comply with new laws and regulations, may adversely affect the Company’s business, financial condition, and results of operations. In the event that the Company fails to comply with or violates applicable U.S. or foreign laws or regulations or customer policies, the Company could be subject to civil or criminal claims or proceedings that may result in monetary fines, penalties or other costs against the Company or its employees, which may adversely affect the Company’s operating results, financial condition, customer relations and ability to conduct its business.

Risks Related to Our Indebtedness

Indebtedness may affect our business and may restrict our operating flexibility.

As of December 28, 2024, the Company had $42.2 million in total consolidated indebtedness. Subject to restrictions contained in the Credit Agreement, the Company may incur additional indebtedness in the future, including indebtedness incurred to finance acquisitions. The level of indebtedness and servicing costs associated with that indebtedness could have important effects on our operation and business strategy. For example, the indebtedness could:

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

Risks Related to Global Economic Conditions

Global economic conditions have in the past had and may in the future have a material adverse effect on the Company’s financial condition and operating results.

Global economic conditions have impacted in the past and may in the future impact the Company’s results.  For example, volatile economic conditions that resulted from the COVID-19 pandemic led to economic slowdowns that caused contractions in some or all the markets we serve, and these impacts may recur in the future. This has led to and may continue to lead to decreased demand for the Company’s products, which in turn has negatively impacted, and may continue to negatively impact, the Company’s financial condition and operating results. Other macroeconomic factors also remain dynamic, and any causes of market size contraction, and overall economic slowdowns could reduce the Company’s sales or erode operating margin, in either case reducing earnings.

Economic conditions or changes in asset returns interest rates could increase our pension plan funding obligations and reduce our profitability.

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

General Risk Factors

The Company’s goodwill or indefinite-lived intangible assets may become impaired, which has in the past required and could in the future require a significant charge to earnings be recognized.

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

During 2025, union contracts covering approximately 35% of the Company’s total workforce are expected to expire. The Company has been successful in negotiating new contracts over the years but cannot guarantee that will continue and the Company has, in the past experienced, and could in the future experience, temporary work stoppages during negotiation of such contracts. Failure to negotiate new union contracts, or any work stoppage that is prolonged, could result in the disruption of production, inability to deliver product, or several unforeseen circumstances, any of which could have an unfavorable material impact on the Company’s results of operations or financial condition.

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

Although the Company is not dependent on any one customer, deterioration in several large customers at the same time could have an unfavorable material impact on the Company’s results of operations or financial condition. One customer represented 14% of total accounts receivable as of December 28, 2024 and one customer represented 12% of total accounts receivable as of December 30, 2023.

The Company’s operating results may fluctuate, which makes the results of operations difficult to predict and could cause the results to fall short of expectations.

The Company’s operating results may fluctuate because of several factors, including those described above, many of which are outside of our control. As a result, comparing the Company’s operating results on a period-to-period basis may not be meaningful, and past results should not be relied upon as an indication of future performance. Quarterly, year to date, and annual costs and expenses as a percentage of revenues may differ significantly from historical or projected levels. Future operating results may fall below expectations. These types of events could cause the Company’s stock price to drop.

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

Education and Awareness: The Company provides regular, mandatory training for personnel regarding cybersecurity threats to equip the Company’s personnel with effective tools to proactively address cybersecurity threats and prevent incursions, and to communicate the Company’s evolving information security policies, standards, processes, and practices. Our awareness program includes assessment of our personnel’s preparedness through regular phishing e-mail alerts, highlighted banners that warn about external senders, and tests administered to help the Company’s personnel interrogate, navigate around, and avoid clicking suspicious and unfamiliar links from unknown senders.

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

Governance

The Board, in coordination with the Audit Committee, oversees the Company’s ERM process, including the management of risks arising from cybersecurity threats. The Board and the Audit Committee each receive regular presentations and reports on cybersecurity risks, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends, and information security considerations arising with respect to the Company’s peers and third parties. The Board and the Audit Committee also receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, or that management otherwise deems to be significant, as well as ongoing updates regarding any such incident until it has been fully addressed. On an annual basis, the Board and the Audit Committee discuss the Company’s approach to cybersecurity risk management with the members of management’s Cybersecurity Council, which includes the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), Director of Risk, and Director of Information Technology & Cybersecurity.

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

The Director of Information Technology & Cybersecurity has served in various roles in information technology and information security for over 25 years, including the design and management of operational and cybersecurity activities of two large public companies. The Director of Information Technology & Cybersecurity holds undergraduate and graduate degrees in computer science and is certified in National Institute of Standards and Technology (“NIST”), Cybersecurity Maturity Model Certification (“CMMC”), Cybersecurity and Infrastructure Security (“CIS”), and General Data Protection Regulation (“GDPR”). The Company’s CEO and CFO each hold undergraduate and graduate degrees in their respective fields, and each has over 20 years of experience managing risks at the Company and at similar companies, including risks arising from cybersecurity threats.

Cybersecurity threats, including as a result of previous cybersecurity incidents, have not materially affected and are not reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition.

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

Big 3 Products in Dearborn, Michigan leases 86,250 square feet of building space. The building is made from industrial block. Approximately 6,000 square feet of office space is used for design engineers. The current lease is month-to-month.

Big 3 Products in Chesterfield, Michigan leases 45,000 square feet for a design and manufacturing facility. This building is industrial block and metal frame. The current lease expires on February 28, 2026.

Big 3 Mold, currently reported as discontinued operations, owns 54,450 square feet of building space in Millville, New Jersey. The building is industrial block.

Big 3 Precision in Kimball, Michigan leases 3,500 square feet of building space. The current lease is month-to-month.

Hallink Moulds, a wholly owned subsidiary in Cambridge, Ontario, leases 15,000 square feet of building space. The building is industrial block and metal frame. The current lease expires on February 1, 2026, with the option to renew for an additional twenty-four months.

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

Eastern Industrial Ltd., a wholly owned subsidiary in Shanghai, China, leases brick and concrete buildings containing approximately 47,500 square feet of space that are in both industrial and commercial areas. In 2022, Eastern Industrial, Ltd. entered a three-year lease, which expires on March 31, 2025, and is intended to be renewed.

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

Velvac, Inc. leases 100,000 square feet of warehouse space in Pharr, TX. The current lease expires on April 15, 2025 and is intended to be renewed.

Velvac de Reynosa, S. De R.L De C.V., a maquiladora wholly owned in Reynosa, Tamaulipas, Mexico, leases 225,000 square feet of building space located in an industrial park identified as Lots 2, 3 and 4. The building is one level and is made from brick and concrete. The current lease expires on April 15, 2033.

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

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the NASDAQ Global Market under the symbol “EML.” The approximate number of record holders of the Company common stock on December 28, 2024 was 259.

The Company expects to continue its policy of paying regular cash dividends, although there can be no assurance as to future dividends because they are dependent on future earnings, capital requirements and financial conditions.

During fiscal years 2024 and 2023, there were no sales by the Company of its securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

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

The Company made the following share repurchases during the fourth quarter of 2024, as set forth in the table below:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
	(a)	(b)	(c)	(d)
September 29, 2024 to November 2, 2024	0	-	0	89,924
November 3, 2024 to November 30, 2024	19,337	28.31	19,337	70,587
December 1, 2024 to December 28, 2024	20,000	29.61	20,000	50,587

Total	39,337	28.97	39,337	50,587

ITEM 6 [RESERVED]

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s fiscal year ends on the Saturday nearest to December 31. Fiscal years 2024 and 2023 were each 52 weeks in length. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to results for “2024” or “fiscal year 2024” mean the fiscal year ended December 28, 2024, and references to results for “2023” or “fiscal year 2023” mean the fiscal year ended December 30, 2023. References to the “fourth quarter of 2024” or the “fourth fiscal quarter of 2024” mean the thirteen-week period from September 29, 2024 to December 28, 2024, and references to the “fourth quarter of 2023” or the “fourth fiscal quarter of 2023” mean the thirteen-week period from October 1, 2023 to December 30, 2023.

The following analysis excludes discontinued operations.

Summary

Net sales for 2024 were $272.8 million compared to $258.9 million for 2023. Net income for 2024 was $13.2 million, or $2.13 per diluted share, compared to $11.8 million, or $1.88 per diluted share, for 2023. Sales for the fourth quarter of 2024 were $66.7 million compared to $63.8 million for the same period in 2023. Net income for the fourth quarter of 2024 was $1.6 million, or $0.26 per diluted share compared to $3.9 million, or $0.63 per diluted share, for the comparable 2023 period.

The Company’s backlog was $89.2 million on December 28, 2024, compared to $77.1 million on December 30, 2023, primarily due to an increase of $13.7 million in backlog at Velvac related to the launch of new mirror programs for Class 8 trucks, partially offset by a decrease of $1.7 million in backlog for returnable packaging products at Big 3 Products.

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company reviews the collectability of its receivables on an ongoing basis, considering a combination of factors that require judgment and estimates, including among others, our customers’ access to capital, customers’ willingness, or ability to pay, customer payment patterns, general economic conditions and geopolitical trends, and our ongoing relationship with our customers. The Company reviews potential problems, such as past due accounts, a bankruptcy filing or deterioration in the customer’s financial condition, to ensure that the Company has adequately accrued for potential loss. Accounts are considered past due based on when payment was originally due. If a customer’s situation changes, such as a bankruptcy or a change in its creditworthiness, or there is a change in the current economic climate, the Company may modify its estimate of the allowance for doubtful accounts. The Company will write off accounts receivable after reasonable collection efforts have been made and the accounts are deemed uncollectible. If our estimates and assumptions as to collectability were materially incorrect, or if any of our significant customers were to develop unexpected and immediate financial problems that would prevent payment of amounts due to us, and our allowance for doubtful accounts were inadequate, this could result in an unexpected loss in profitability.

As of December 28, 2024 and December 30, 2023, the Company’s allowance for doubtful accounts total was $0.5 million and $0.5 million, respectively. As of December 28, 2024, and December 30, 2023, the Company’s bad debt expense was $0.1 million and $0.1 million, respectively.

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

The inventory reserve for excess or obsolete inventory reduced the Company’s inventory valuation by $1.9 million and $1.9 million as of December 28, 2024 and December 30, 2023, respectively.

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

In the third quarter of 2024, a goodwill impairment of approximately $12.1 million was recognized in discontinued operations when classifying Big 3 Mold as held for sale.

The Company performed its annual qualitative assessment as of the end of each of fiscal 2024 and 2023 on the carrying value of goodwill and determined that it is more likely than not that no impairment of goodwill existed as of such dates. See Note 3 – Accounting Policies – Goodwill, in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for more detail.

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

The expected long-term rate of return on assets is also developed with input from the Company’s actuarial firms. We consider the Company’s historical experience with pension fund asset performance, the current and expected allocation of our plan assets and expected long-term rates of return. The long-term rate-of-return assumption used for determining net periodic pension expense was 7.5% for both 2024 and 2023. The Company reviews the long-term rate of return each year.

Future actual pension income and expenses will depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in the Company’s pension plans.

The Company expects to make cash contributions of approximately $2,900,000 and $42,000 to our pension and other postretirement plans, respectively, in 2025.

In connection with our pension and other postretirement benefits, the Company reported income of $3.0 million and $1.6 million (net of tax) on its Consolidated Statement of Comprehensive Income for fiscal years 2024 and 2023, respectively. The main factor driving this income was the change in the discount rate during the applicable period.

Assumptions used to determine net periodic pension benefit cost for the fiscal years indicated were as follows:

	2024	2023
Discount rate	4.99% - 5.00%	5.21% - 5.23%
Expected return on plan assets	7.5%	7.5%
Rate of compensation increase	0.0%	0.0%

Assumptions used to determine net periodic other postretirement benefit cost for the fiscal years indicated were as follows:

	2024	2023
Discount rate	5.04%	5.28%
Expected return on plan assets	4.0%	4.0%
Rate of compensation increase	4.3%	4.3%

The changes in assumptions had the following effect on the net periodic pension and other postretirement costs recorded in Other Comprehensive Income as follows:

	Year ended
	December 28,	December 30,
	2024	2023
Discount rate	$4,531,239	$(1,829,210)
Additional recognition due to significant event	--	--
Asset gain or (loss)	(2,149,183)	2,396,043
Amortization of:
Unrecognized gain or (loss)	1,231,188	1,303,879
Unrecognized prior service cost	4,241	4,241
Other	316,301	25,632
Comprehensive income, before tax	3,933,786	1,900,585
Income tax	(982,414)	(307,548)
Comprehensive income, net of tax	$2,951,372	$1,593,037

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

RESULTS OF OPERATIONS

Fourth Quarter 2024 Compared to Fourth Quarter 2023

The following table shows, for the fourth quarter of 2024 and 2023, selected line items from the consolidated statements of income from continuing operations as a percentage of net sales for the Company’s continuing operations. The Company’s continuing operations include (1) Big 3 Products; (2) Eberhard; and (3) Velvac.

	Three Months Ended
	December 28, 2024	December 30, 2023

Net Sales	100.0%	100.0%
Cost of Products Sold	77.0%	73.2%
Gross Margin	23.0%	26.8%
Product Development Expense	1.7%	2.1%
Selling and Administrative Expense	16.8%	15.8%
Restructuring Costs	-	-
Operating Profit	4.5%	8.9%

Net sales in the fourth quarter of 2024 increased 4.5% to $66.7 million from $63.8 million in the fourth quarter of 2023. Sales increases were due to higher demand for returnable transport packaging products, partially offset by lower demand for truck accessories and truck mirror assemblies. Net sales of existing products increased 2.8% while price increases and new products increased net sales by 1.7% in the fourth quarter of 2024 when compared to sales in the fourth quarter of 2023. New products included various truck mirror assemblies, rotary latches, and handles.

Cost of products sold in the fourth quarter of 2024 increased $4.6 million or 10% from the corresponding period in 2023. The increase in cost of products sold is primarily attributable to higher sales volume and a favorable adjustment to the LIFO reserve in the fourth quarter of 2023 that did not recur in the fourth quarter of 2024.

Gross margin as a percentage of net sales for the fourth quarter of 2024 was 23.0% compared to 26.8% in the prior year fourth quarter. The decrease is primarily due to higher material costs in the fourth quarter of 2024 and a favorable adjustment to the LIFO reserve in the fourth quarter of 2023 that did not reoccur in the fourth quarter of 2024.

Product development expenses decreased $0.2 million, or 14%, in the fourth quarter of 2024 compared to the corresponding period in 2023 as we continue to invest in new products at Eberhard, Velvac and Big 3 Products. As a percentage of net sales, product development costs were 1.7% for the fourth quarter of 2024 compared to 2.1% for the corresponding period in 2023.

Selling and administrative expenses in the fourth quarter of 2024 increased 11.0% compared to the fourth quarter of 2023. As a percentage of net sales, selling and administrative costs were 16.8% for the fourth quarter of 2024 compared to 15.8% for the corresponding period in 2023. The increase was primarily the result of increased payroll-related expenses, legal and professional expenses, and selling costs.

Net income for the fourth quarter of 2024 was $1.6 million, or $0.26 per diluted share, from $3.9 million, or $0.63 per diluted share, in 2023.

Fiscal Year 2024 Compared to Fiscal Year 2023

The following table shows, for fiscal year 2024 and fiscal year 2023, selected line items from the consolidated statements of income as a percentage of net sales for the Company’s operations. The Company’s continuing operations include (1) Big 3 Products; (2) Eberhard; and (3) Velvac.

	Fiscal Year Ended
	December 28, 2024	December 30, 2023

Net Sales	100.0%	100.0%
Cost of Products Sold	75.3%	76.1%
Gross Margin	24.7%	23.9%
Product Development Expense	1.8%	2.2%
Selling and Administrative Expense	15.5%	15.1%
Restructuring Costs	-	-
Operating Profit	7.4%	6.6%

Summary

Net sales for 2024 increased 5% to $272.8 million from $258.9 million in 2023. The sales increase was primarily due to higher demand for truck mirror assemblies and returnable transport packaging products. Net sales of existing products were flat in 2024 compared to 2023 while price increases and new products increased net sales in 2024 by 5%. Sales of new products contributed 4% to sales growth in 2024 and included various new truck mirror assemblies, rotary latches, D-rings, and mirror cams.

Cost of products sold increased $8.4 million or 4% to $205.5 million in 2024 from $197.1 million in 2023. The increase in the cost of products sold is primarily attributable to higher sales volumes and a favorable adjustment to the LIFO reserve in the fourth quarter of 2023 that did not reoccur in the fourth quarter of 2024. Tariffs incurred during 2024 were $2.5 million from China-sourced products as compared to $2.2 million in 2023. Most tariffs were recovered through price increases.

Gross margin as a percentage of sales was 24.7% in 2024 compared to 23.9% in 2023. The increase primarily reflects the impact of improved pricing and various cost-savings initiatives.

Product development expenses as a percentage of sales was 1.8% and 2.2% in 2024 and 2023, respectively, as the Company continues to invest in new products at Eberhard, Velvac and Big 3 Products to better serve our customers.

Selling and administrative expenses increased $3.1 million or 7.9% to $42.2 million in 2024 from $39.1 million in 2023. As a percentage of net sales, selling and administrative expenses were 15.5% for the fiscal year of 2024 compared to 15.1% for the corresponding period in 2023. The increase was primarily the result of increased payroll-related expenses, legal and professional expenses, and travel related expenses.

Other income and expense decreased $1.2 million to $0.3 million of expense in 2024 from $0.9 million of income in 2023. The decrease in other income and expense of $1.2 million was due to a $1.6 million favorable adjustment for the final settlement of our swap agreement with Santander in the second quarter of 2023 that did not recur in 2024, partially offset by an unfavorable working capital adjustment of $0.4 million in the third quarter of 2023 related to the sale of the Greenwald business.

Net income for 2024 increased 12% to $13.2 million, or $2.13 per diluted share, from $11.8 million, or $1.88 per diluted share, in 2023.

Other Items

The following table shows the amount of change from the year ended December 30, 2023 to the year ended December 28, 2024 in other items (dollars in thousands):

	Amount	%
Interest expense	$(84)	(3)%

Other income	$(1,209)	(141)%

Income taxes	$556	17%

Interest expense decreased in 2024 from 2023 is primarily due to paydown of principal.

The effective tax rate for 2024 was 22.6% compared to the 2023 effective tax rate of 21.9%. Total income taxes paid were $5.2 million in 2024 and $6.6 million in 2023.

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

The Company is dependent on continued demand for its products and subsequent collection of accounts receivable from its customers. The Company serves a broad base of customers and industries with a variety of products. As a result, any fluctuations in demand or payment from a particular industry or customer should not have a material impact on the Company’s sales and collection of receivables. Management expects that the Company’s foreseeable cash needs for operations, capital expenditures, debt service and dividend payments will continue to be met in the next 12 months from December 28, 2024 and beyond by the Company’s operating cash flows and available credit facility.

The following table shows key financial ratios at the end of each fiscal year:

	2024	2023
Current ratio	2.6	2.6
Average days’ sales in accounts receivable	50	49
Inventory turnover	3.7	3.4
Ratio of working capital to sales	25.1%	25.7%
Total debt to shareholders’ equity	35.0%	33.2%

The following table shows important liquidity measures as of the fiscal year-end balance sheet date for each of the preceding two years (in millions):

	2024	2023
Cash and cash equivalents
- Held in the United States	$12.4	$6.9
- Held by foreign subsidiaries	1.6	1.1
	14.0	8.0
Working capital	68.4	66.6
Net cash provided by operating activities	19.4	25.5
Change in working capital impact on net cash provided by operating activities	4.9	7.8
Net cash used in investing activities	(7.9)	(4.6)
Net cash used in by financing activities	(4.8)	(22.9)

All cash held by foreign subsidiaries is readily convertible into other currencies, including the U.S. dollar.

Net cash provided by operating activities was $19.4 million in 2024 compared to $25.5 million net cash provided by operating activities in 2023. In 2024, the Company contributed $2.1 million to its defined benefit retirement plan.

In 2024, reductions in working capital requirements provided $4.9 million, driven primarily by reductions in inventory and prepaid expenses. In 2023, reductions in working capital requirements provided $7.8 million, primarily driven by reductions in accounts receivable and inventory, partially offset by decreases in accounts payable and other accrued liabilities.

The Company used $7.9 million and $4.6 million for investing activities in 2024 and 2023, respectively. In 2024, the Company invested $9.7 million in capital expenditures, invested $1.0 million in marketable securities, received $2.3 million on the sale of one of its buildings, and received payments on notes receivable of $0.5 million. In 2023, the Company invested $5.5 million in capital expenditures, invested $1.0 million in marketable securities, and received payments on notes receivable of $2.3 million. Capital expenditures in fiscal year 2025 are expected to be approximately $9.8 million.

In 2024, the Company made total debt payments of $4.8 million, of which $1.8 million were principal payments on the revolving commitment portion of the credit facility and used $2.7 million for payment of dividends. The Company anticipates dividend payments in fiscal 2025 to be approximately $2.8 million. The Company has $28.3 million available on its revolving line of credit. See Note 6 - Debt in Item 8, Financial Statements and Supplementary Data for further discussion on the Company’s debt facilities.

In 2023, the Company made total debt payments of $79.7 million, of which $59.3 million was an accelerated principal payment and used $2.8 million for payment of dividends.

The Company leases certain equipment and buildings under cancelable and non-cancelable operating leases that expire at various dates for up to ten years. Rent expenses amounted to approximately $4.9 million in 2024 and $4.0 million in 2023.

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

The Company’s loan covenants under the Credit Agreement require the Company to maintain a senior net leverage ratio not to exceed 3.5 to 1. In addition, the Company is required to maintain a fixed charge coverage ratio to be not less than 1.25 to 1. The Company was in compliance with all covenants as of December 28, 2024 and December 30, 2023. A decrease in earnings due to the impact of current economic conditions and inflationary pressures or the resulting harm to the financial condition of our customers, or an increase in indebtedness incurred to offset such a decrease in earnings, would have a negative impact on our senior net leverage ratio and our fixed charge coverage ratio, which in turn would increase the cost of borrowing under the Credit Agreement and could cause us to fail to comply with the covenants under our Covenant Agreement.

In addition to funding capital requirements, we may use available cash to pay down our indebtedness, to make investments, which may include investments in publicly traded securities, or to make acquisitions that we believe will complement or expand our existing businesses.

As of the end of the fourth quarter of 2024, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Adjusted EBITDA from Operations is defined as net income from continuing operations before interest expense, provision for income taxes, and depreciation and amortization and excluding, when incurred, the impacts of certain losses or gains that we do not believe reflect our ongoing operations, including, for example, impairment losses, gains/losses on sale of subsidiaries, property and facilities, transaction expenses primarily relating to acquisitions and divestitures, factory start-up costs, factory relocation expenses, executive severance, and restructuring expenses.  Adjusted EBITDA from Operations is a tool that can assist management and investors in comparing our performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our underlying operations.

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

Reconciliation of Non-GAAP Measures
Adjusted Net Income and Adjusted Earnings per Share from Continuing Operations Calculation
For the Three and Twelve Months ended December 28, 2024 and December 30, 2023
($000's)

	Three Months Ended			Twelve Months Ended
	December 28, 2024		December 30, 2023	December 28, 2024		December 30, 2023

Net income from continuing operations as reported per generally accepted accounting principles (GAAP)	$1,597		$3,923	$13,216		$11,780

Earnings per share from continuing operations as reported under generally accepted accounting principles (GAAP):
Basic	0.26		0.63	2.13		1.89
Diluted	0.26		0.63	2.13		1.88

Adjustments:
Severance and accrued compensation	1,368	a	-	1,368	a	1,799	a
Greenwald final sale adjustment	-		-	-		390	b
Non-GAAP tax impact of adjustments (1)	(342)		-	(342)		(547)
Total adjustments	1,026		-	1,026		1,642

Adjusted net income from continuing operations (non-GAAP)	$2,623		$3,923	$14,242		$13,422

Adjusted earnings per share from continuing operations (non-GAAP):
Basic	$0.42		$0.63	$2.29		$2.15
Diluted	$0.42		$0.63	$2.29		$2.14

(1)	Estimate of the tax effect of the items identified to determine a non-GAAP annual effective tax rate applied to the pretax amount in order to calculate the non-GAAP provision for income taxes

a)	Expenses associated with accrued compensation and severance related to the elimination of the Chief Operating Officer position and the departure of two former Chief Executive Officers

b)	Final settlement of working capital adjustment associated with Greenwald sale

Reconciliation of Non-GAAP Measures
Adjusted EBITDA from Operations Calculation
For the Three and Twelve Months ended December 28, 2024 and December 30, 2023
($000's)

	Three Months Ended			Twelve Months Ended
	December 28, 2024		December 30, 2023	December 28, 2024		December 30, 2023

Net income from continuing operations as reported per generally accepted accounting principles (GAAP)	$1,597		$3,923	$13,216		$11,780

Interest expense	672		745	2,721		2,805
Provision for income taxes	466		812	3,859		3,303
Depreciation and amortization	1,622		1,453	5,888		5,367
Severance and accrued compensation	1,368	a	-	1,368	a	1,799	a
Greenwald final sale adjustment	-		-	-		390	b
Adjusted EBITDA from continuing operations	$5,725		$6,934	$27,052		$25,445

Net loss from discontinued operations as reported per generally accepted accounting principles (GAAP)	$(284)		$(407)	$(21,745)		$(3,195)
Interest expense	168		186	680		701
Provision for income taxes	213		(84)	(4,333)		(896)
Depreciation and amortization	-		542	1,552		2,099
Business closure costs	-		-	-		1,448	c
Loss on classification as held for sale	-		-	23,088	d	-
Adjusted EBITDA from discontinued operations	$97		$237	$(758)		$157

Net income (loss) as reported per generally accepted accounting principles (GAAP)	$1,313		$3,516	$(8,529)		$8,585

Interest expense	840		931	3,401		3,506
Provision for income taxes	679		728	(474)		2,407
Depreciation and amortization	1,622		1,995	7,440		7,466
Severance and accrued compensation	1,368	a	-	1,368	a	1,799	a
Greenwald final sale adjustment	-		-	-		390	b
Business closure costs	-		-	-		1,448	c
Loss on classification as held for sale	-		-	23,088	d	-
Total adjusted EBITDA	$5,822		$7,171	$26,294		$25,601

a)	Expenses associated with accrued compensation and severance related to the elimination of the former Chief Operating Officer position and the departure of two former Chief Executive Officers

b)	Final settlement of working capital adjustment associated with Greenwald sale

c)	Associated Toolmakers closure costs

d)	Impact of classifying Big 3 Mold business as held for sale

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of the Company’s status as a smaller reporting company pursuant to Rule 12b-2 of the Exchange Act, the Company is not required to provide information under this Item 7A.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Eastern Company

Consolidated Balance Sheets

	December 28,	December 30,
	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$14,010,388	$8,048,127
Marketable Securities	2,051,301	986,477
Accounts receivable, less allowances: 2024-$530,560; 2023-$534,476	35,515,632	34,204,581
Inventories:
Raw materials and component parts	21,070,522	24,302,389
Work in process	7,120,460	9,456,151
Finished goods	27,018,616	24,638,139
	55,209,598	58,396,679

Current portion of note receivable	286,287	573,269
Prepaid expenses and other assets	3,477,717	5,443,778
Current assets held for sale	5,071,828	4,583,797
Total Current Assets	115,622,751	112,236,708

Property, Plant and Equipment
Land	579,344	739,344
Buildings	7,293,565	12,206,032
Machinery and equipment	48,447,779	39,739,100
Accumulated depreciation	(28,810,628)	(29,162,438)
Property, Plant and Equipment, net	27,510,060	23,522,038

Other Assets
Goodwill	58,509,384	58,576,198
Trademarks	3,946,455	3,914,409
Patents, technology and other intangibles net of accumulated amortization	8,765,612	11,182,166
Long term note receivable, less current portion	162,102	374,932
Deferred income taxes	6,611,518	2,283,571
Right of use assets	14,180,865	17,064,138
Long-term assets held for sale	-	22,885,041
Total Other Assets	92,175,936	116,280,455

TOTAL ASSETS	$235,308,747	$252,039,201

See accompanying notes.

	December 28,	December 30,
	2024	2023
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$19,650,970	$24,554,117
Accrued compensation	5,478,581	5,194,830
Other accrued expenses	9,577,019	3,965,335
Current portion of operating lease liability	3,072,668	4,336,794
Current portion of financing lease liability	761,669	175,231
Current portion of long-term debt	3,603,935	2,871,870
Other current liabilities	505,376	-
Current liabilities held for sale	2,144,573	1,635,549
Total Current Liabilities	44,794,791	42,733,726

Other long-term liabilities	546,395	730,970
Operating lease liability, less current portion	11,108,197	12,727,344
Financing lease liability, less current portion	3,052,073	715,669
Long-term debt, less current portion	38,640,576	41,063,865
Accrued postretirement benefits	410,476	554,758
Accrued pension cost	16,064,840	21,025,365
Long-term liabilities held for sale	-	6,920
Total Liabilities	114,617,348	119,558,617

Shareholders’ Equity
Voting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Nonvoting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Common Stock, no par value, Authorized: 50,000,000 shares
Issued: 9,146,996 shares in 2024 and 9,091,815 shares in 2023
Outstanding: 6,163,138 shares in 2024 and 6,217,370 shares in 2023	35,443,009	33,950,859
Treasury Stock: 2,983,858 shares in 2024 and 2,874,445 shares in 2023	(26,338,309)	(23,280,467)
Retained earnings	133,545,670	144,805,168
Accumulated other comprehensive loss:
Foreign currency translation	(2,276,590)	(866,599)
Unrealized loss on foreign currency swap, net of tax	(505,376)	-
Unrecognized net pension and postretirement benefit costs, net of tax	(19,177,005)	(22,128,377)
Accumulated other comprehensive loss	(21,958,971)	(22,994,976)
Total Shareholders’ Equity	120,691,399	132,480,584
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$235,308,747	$252,039,201

See accompanying notes.

The Eastern Company

Consolidated Statements of Income

	Year Ended
	December 28,	December 30,
	2024	2023
Net sales	$272,751,967	$258,857,380
Cost of products sold	(205,484,807)	(197,085,074)
Gross margin	67,267,160	61,772,306

Product development expense	(4,888,496)	(5,592,355)
Selling and administrative expenses	(42,229,660)	(39,146,727)
Operating profit	20,149,004	17,033,224

Interest expense	(2,721,318)	(2,805,278)
Other (expense) income	(353,366)	855,151
Income from continuing operations before income taxes	17,074,320	15,083,097

Income taxes	(3,858,796)	(3,302,746)
Net income from continuing operations	$13,215,524	$11,780,351

Discontinued Operations (see note 2)
Loss from operations of discontinued units	$(2,821,898)	$(4,091,155)
Loss on classification as held for sale	(23,087,775)	-
Income tax benefit	4,164,932	895,806
Net loss on discontinued operations	$(21,744,741)	$(3,195,349)
Net (loss) income	$(8,529,217)	$8,585,002

Earnings per share from continuing operations:
Basic	$2.13	$1.89

Diluted	$2.13	$1.88

Loss per share from discontinued operations:
Basic	$(3.50)	$(0.51)

Diluted	$(3.50)	$(0.51)

Total (loss) earnings per share:
Basic	$(1.37)	$1.38

Diluted	$(1.37)	$1.37

Cash dividends per share:	$0.44	$0.44

See accompanying notes.

The Eastern Company

Consolidated Statements of Comprehensive Income

	Year Ended
	December 28,	December 30,
	2024	2023
Net (loss) income	$(8,529,217)	$8,585,002
Other comprehensive income:
Change in foreign currency translation	(1,409,991)	274,379
Change in fair value of foreign currency swap	(505,376)
Change in fair value of interest rate swap, net of tax cost of: $(426,659) in 2023	-	(1,449,754)
Change in pension and other postretirement benefit costs, net of taxes of: $982,414 in 2024 and $307,548 in 2023	2,951,372	1,593,037
Total other comprehensive income	1,036,005	417,662
Comprehensive (loss) income	$(7,493,212)	$9,002,664

See accompanying notes.

The Eastern Company

Consolidated Statements of Shareholders’ Equity

						Accumulated
						Other
	Common	Common	Treasury	Treasury	Retained	Comprehensive	Shareholders'
	Shares	Stock	Shares	Stock	Earnings	Income (Loss)	Equity

Balances at December 31, 2022	9,056,421	$33,586,165	(2,834,445)	($22,544,684)	$138,985,852	($23,412,638)	$126,614,695
Net income					8,585,002		8,585,002
Cash dividends declared, $0.44 per share					(2,765,686)		(2,765,686)
Currency translation adjustment						274,379	274,379
Change in fair value of interest rate swap						(1,449,754)	(1,449,754)
Change in pension and other postretirement benefit costs, net of tax						1,593,037	1,593,037
Stock Options Exercised							-
Treasury Stock Purchase			(40,000)	(735,783)			(735,783)
Issuance of stock awards, net	7,175	(163,453)					(163,453)
Issuance of Common Stock for directors' fees	28,219	528,147					528,147
Balances at December 30, 2023	9,091,815	$33,950,859	(2,874,445)	($23,280,467)	$144,805,168	($22,994,976)	$132,480,584

Net loss					(8,529,217)		(8,529,217)
Cash dividends declared,$0.44 per share					(2,730,281)		(2,730,281)
Currency translation adjustment						(1,409,991)	(1,409,991)
Change in fair value of foreigncurrency swap						(505,376)	(505,376)
Change in pension and otherpostretirement benefit costs,net of tax						2,951,372	2,951,372
Stock Options Exercised							-
Treasury Stock Purchase			(109,413)	(3,057,842)			(3,057,842)
Issuance of stock awards, net	36,987	968,672					968,672
Issuance of Common Stockfor directors' fees	18,194	523,478					523,478
Balances at December 28, 2024	9,146,996	$35,443,009	(2,983,858)	($26,338,309)	$133,545,670	($21,958,971)	$120,691,399

See accompanying notes.

THE EASTERN COMPANY

Consolidated Statements of Cash Flows

	Year Ended
	December 28, 2024	December 30, 2023
Operating Activities
Net (loss) income	$(8,529,217)	$8,585,002
Less: Loss from discontinued operations	(21,744,741)	(3,195,349)
Income from continuing operations	$13,215,524	$11,780,351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,888,050	5,367,316
Reduction in carrying amount of ROU assets	(2,883,273)	(3,114,396)
Unrecognized pension and postretirement benefits	(1,613,436)	47,550
Loss on sale of equipment and other assets	162,918	894,941
Provision for doubtful accounts	2,430	62,893
Stock compensation expense	1,492,150	364,694
Deferred taxes	(4,700,137)	(760,756)
Changes in operating assets and liabilities:
Accounts receivable	(1,322,130)	6,722,108
Inventories	3,126,444	6,126,178
Prepaid expenses and other	1,790,094	300,549
Other assets	(236,304)	(12,431)
Accounts payable	(4,000,280)	(1,967,097)
Accrued compensation	244,229	569,247
Change in operating lease liability	2,883,289	3,142,624
Other accrued expenses	5,336,482	(3,979,914)
Net cash provided by operating activities	19,386,050	25,543,857

Investing Activities
Marketable securities	(956,728)	(986,477)
Business acquisition	-	(444,840)
Payments received from notes receivable	499,811	2,334,852
Proceeds from sale of building and equipment	2,278,540	-
Purchases of property, plant and equipment	(9,709,673)	(5,544,914)
Net cash used in investing activities	(7,888,050)	(4,641,379)

Financing Activities
Proceeds from short term borrowings (revolver)	3,000,000	-
Principal payments on short-term borrowings (revolver)	(1,750,000)	(300,029)
Proceeds from new long-term debt refinancing	-	60,000,000
Principal payments on long-term debt	(3,087,289)	(79,737,707)
Financing leases, net	2,801,516	636,927
Purchase common stock for treasury	(3,057,841)	(735,783)
Dividends paid	(2,730,281)	(2,765,686)
Net cash used in financing activities	(4,823,895)	(22,902,278)

Discontinued Operations
Cash provided by operating activities	1,165,057	938,204
Cash used in investing activities	(583,242)	(788,918)
Cash provided by discontinued operations	581,815	149,286

Effect of exchange rate changes on cash	(711,844)	(37,555)
Net change in cash and cash equivalents	6,544,076	(1,888,069)

Cash and cash equivalents at beginning of year	8,299,453	10,187,522
Cash and cash equivalents at end of year¹	$14,843,529	$8,299,453

Supplemental disclosure of cash flow information:
Interest	$3,224,798	$3,388,347
Income taxes	5,166,195	6,608,084

Non-cash investing and financing activities
Right of use asset	(2,883,273)	5,018,928
Lease liability	36,569	(4,981,696)
¹ includes cash from assets held for sale of $0.8 million as of December 28, 2024 and $0.3 million as of December 30, 2023

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

The Eastern Company has one reportable segment: Engineered Solutions. The Engineered Solutions segment provides engineered solutions to support our customer’s needs primarily in the commercial transportation and logistics markets. The Chief Operating Decision Maker (CODM), who is the Company’s Chief Executive Officer, uses both segment gross profit and segment profit or loss from operations before interest and income taxes to allocate resources (including employees, property, and financial or capital resources) for the Engineered Solutions segment predominantly in the annual budget and forecasting process.

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

Eberhard specializes in the engineering and manufacturing of access and security hardware. Eberhard offers a standard product line of rotary latches, compression latches, draw latches, hinges, camlocks, key switches, padlocks, and handles among other products, as well as comprehensive development and program management services for custom electromechanical and mechanical systems designed for specific OEMs and customer applications. Eberhard’s products are found in an expansive range of applications and products globally.

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

The Eastern Company

Notes to Consolidated Financial Statements (continued)

2. DISCONTINUED OPERATIONS

In the third quarter of 2024, the Company decided to sell Big 3 Mold and determined that the Big 3 Mold business met the criteria to be held for sale and that the assets held for sale qualify for discontinued operations. As such, the financial results of the Big 3 Mold business are reflected in our consolidated statements of income as discontinued operations for all periods presented. Additionally, current and non-current assets and liabilities of discontinued operations are reflected in the consolidated balance sheets for all periods presented.

Summarized Financial Information of Discontinued Operations

The following table represents income from discontinued operations, net of tax:

	Year Ended
	December 28, 2024	December 30, 2023

Net sales	$13,728,762	$14,597,477
Cost of products sold	(11,573,847)	(11,416,639)
Gross margin	2,154,915	3,180,838

Selling and administrative expenses	(4,296,484)	(5,030,732)
Operating loss	(2,141,569)	(1,849,894)

Other expense	(23,087,775)	(1,539,941)
Interest expense	(680,329)	(701,320)

Loss from discontinued operations before income taxes	(25,909,673)	(4,091,155)

Income tax benefit	4,164,932	895,806
Loss from discontinued operations, net of tax	$(21,744,741)	$(3,195,349)

The Eastern Company

Notes to Consolidated Financial Statements (continued)

The following table represents the assets and liabilities from discontinued operations:

	December 28, 2024	December 30, 2023

Cash	$833,141	$251,326
Accounts receivable	2,533,357	2,852,907
Inventory	784,485	875,528
Prepaid expenses	789,438	604,036
Property, plant and equipment, net	-	4,767,724
Patents and other intangibles net of accumulated amortization	-	5,744,312
Goodwill	-	12,200,695
Right of use assets	131,407	172,310
Total assets of discontinued operations	$5,071,828	$27,468,838

Current assets of discontinued operations¹	$5,071,828	$4,583,797
Non-current assets of discontinued operations	-	22,885,041
Total assets of discontinued operations	$5,071,828	$27,468,838

Accounts payable	$756,842	$765,356
Accrued compensation and other accrued expenses	1,242,812	775,838
Note payable, current	-	-
Current portion of operating lease liability	121,299	94,355
Current portion of financing lease liability	7,371
Other long-term liabilities	16,249	6,920
Total liabilities of discontinued operations	$2,144,573	$1,642,469

Current liabilities of discontinued operations¹	$2,144,573	$1,635,549
Non-current liabilities of discontinued operations	-	6,920
Total liabilities of discontinued operations	$2,144,573	$1,642,469

¹ the total assets and liabilities of discontinued operations are presented as current in the December 28, 2024 consolidated balance sheet as we expect to sell the discontinued operations and collect proceeds within one year.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

3. ACCOUNTING POLICIES

Fiscal Year

The Company’s year ends on the Saturday nearest to December 31. Based on this policy, fiscal years 2024 and 2023 were each comprised of 52 weeks. References in these Notes to the consolidated financial statements to “2024” or “fiscal year 2024” mean the fiscal year ended December 28, 2024, and references to “2023” or “fiscal year 2023” mean the fiscal year ended December 30, 2023. References to the “fourth quarter of 2024” or the “fourth fiscal quarter of 2024” mean the thirteen-week period from September 29, 2024 to December 28, 2024, and references to the “fourth quarter of 2023” or the “fourth fiscal quarter of 2023” mean the thirteen-week period from October 1, 2023 to December 30, 2023.

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

Cash Equivalents

Highly liquid investments purchased with a maturity of three months or less are considered cash equivalents. The Company has deposits that exceed amounts insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000, but the Company does not consider this a significant concentration of credit risk based on the strength of the financial institution. Approximately 12% of available cash is located outside of the United States in our foreign subsidiaries.

Accounts Receivable

Accounts receivable are stated at their net realizable value. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company reviews the collectability of its receivables on an ongoing basis considering a combination of factors. The Company reviews potential problems, such as past due accounts, a bankruptcy filing or deterioration in the customer’s financial condition, to ensure the Company has

Eastern Company

Notes to Consolidated Financial Statements (continued)

adequately accrued for potential loss. Accounts are considered past due based on when payment was originally due. If a customer’s situation changes, such as a bankruptcy or change in creditworthiness, or there is a change in the current economic climate, the Company may modify its estimate of the allowance for doubtful accounts. The Company will write off accounts receivable after reasonable collection efforts have been made and the accounts are deemed uncollectible. As of December 28, 2024 and December 30, 2023, the Company’s allowance for doubtful accounts total was $0.6 million and $0.6 million, respectively. As of December 28, 2024, and December 30, 2023, the Company’s bad debt expense was $0.1 million and $0.1 million, respectively.

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined by the last-in, first-out (LIFO) method at Eberhard ($19.9 million on December 28, 2024) and by the first-in, first-out (FIFO) method for inventories at Big 3 Precision, Velvac and outside the U.S. ($36.1 million on December 28, 2024).

Cost exceeded the LIFO carrying value by approximately $3.8 million on December 28, 2024 and $3.7 million on December 30, 2023. There was no material LIFO quantity liquidation in 2024 or 2023. In addition, as of the balance sheet dates, the Company has recorded reserves for excess/obsolete inventory.

Property, Plant and Equipment and Related Depreciation

Property, plant, and equipment (including equipment under finance lease of $3.8 million) are stated at cost. Depreciation expense ($3.8 million in 2024, $3.5 million in 2023) is computed using the straight-line method based on the following estimated useful lives of the assets: Buildings - 10 to 39.5 years; Machinery and equipment - 3 to 10 years.

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification (“ASC”) 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets and certain intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In such an event, the carrying value of long-lived assets is reviewed by management to determine if the value may be impaired. If this review indicates that the carrying amount will not be recoverable, as determined based on the estimated expected future cash flows attributable to the asset over the remaining amortization period, management will reduce the carrying amount to recognize the impairment and recognize an impairment loss. The measurement of the impairment loss to be recognized is to be based on the difference between the fair value and the carrying amount of the asset. Fair value is defined as the amount by which the asset could be bought or sold in a current transaction between willing parties. Where quoted market prices in active markets are not available, management would estimate fair value based on the best information available in the circumstances such as the price of similar assets, a discounted cash flow analysis or other techniques. No impairment losses were recognized for the years ended December 28, 2024 and December 30, 2023.

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

In the third quarter of 2024 a goodwill impairment of approximately $12.1 million was recognized in discontinued operations when classifying the disposal group as held for sale. See Note 2 – Discontinued Operations for further discussion of discontinued operations.

Eastern Company

Notes to Consolidated Financial Statements (continued)

The Company performed qualitative assessments of goodwill as of the end of fiscal 2024 and 2023 and determined that no impairment existed at the end of 2024 and 2023.

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

In the third quarter of 2024 an impairment loss of approximately $4.7 million was recognized in discontinued operations when classifying the disposal group as held for sale. See Note 2 – Discontinued Operations for further discussion of discontinued operations. No other impairment losses were recognized for the years ended December 28, 2024 and December 30, 2023.

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

The Company’s financial instruments are primarily investments in marketable securities (Level 1) and pension assets, see Note 10 - Retirement Benefit Plans.

The carrying amounts of other financial instruments (cash and cash equivalents, marketable securities, accounts receivable, accounts payable and debt) as of December 28, 2024 and December 30, 2023, approximate fair value because of their short-term nature and market-based interest rates.

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

Eastern Company

Notes to Consolidated Financial Statements (continued)

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

Currently, the Company has 19 operating leases with a lease liability of $14.2 million and six finance leases with a lease liability of $3.8 million as of December 28, 2024. The basis, terms, and conditions of the leases are determined by the individual agreements. The leases do not contain residual value guarantees, restrictions, or covenants that could cause the Company to incur additional financial obligations. There are no related party transactions. There are no leases that have not yet commenced that could create significant rights and obligations for the Company. The weighted average remaining lease term is 6.7 years.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The Company considers several factors in determining that control transfers to the customer upon shipment of products. These factors include that legal title transfers to the customer, the Company has a present right to payment, and the customer has assumed the risk and rewards of ownership at the time of shipment.

Big 3 Mold may employ the efforts expended method for the percentage of completion for revenue recognition for certain transactions. The efforts expended method calculates the proportion of effort expended to date in comparison to the total effort expected to be expended for the contract. The amount of revenue recognized by employing the percentage of completion method was $2.3 million for the year ended December 28, 2024 and $1.1 million for the year ended December 30, 2023.

Based on historical experience, product returns have been immaterial, and the Company does not accrue a reserve for product returns. For the years ended December 28, 2024 and December 30, 2023, the Company recorded sales returns of $0.8 million and $0.9 million, respectively, as a reduction to revenue.

Sales and similar taxes that are imposed on the Company’s sales and collected from the customer are excluded from revenues.

Costs for shipping and handling activities, including those activities that occur after transfer of control to the customer, are recorded as cost of sales and are expensed as incurred.

For the years ended December 28, 2024 and December 30, 2023, the Company recorded no revenues related to performance obligations satisfied in prior periods. The Company has elected to use the practical expedient to exclude disclosure of transaction prices allocated to remaining performance obligations, and when the Company expects to recognize such revenue, for all periods prior to the date of initial application of the standard.

The Company notes that it is impracticable to provide revenues from external customers for each product and service.

See Note 12 – Segment and Geographic Information regarding the Company’s revenue disaggregated by geography.

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

Eastern Company

Notes to Consolidated Financial Statements (continued)

Shipping and Handling Costs

Shipping and handling costs are included in the cost of goods sold.

Product Development Costs

Product development costs, charged to expense as incurred, were $4.9 million in 2024 and $5.6 million in 2023 and include costs to develop new or enhance existing products to better serve our customers.

Selling and Administrative Expenses

Selling and administrative expenses include all operating costs of the Company that are not directly related to the cost of purchasing, manufacturing, and preparing a product for sale. These expenses represent selling and administrative expenses for support functions and related overhead.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were $0.6 million in 2024 and $0.4 million in 2023.

Stock - Based Compensation

The Company accounts for its stock-based awards in accordance with ASC 718-10, Compensation-Stock Compensation, which requires a fair value measurement and recognition of compensation expense for all share-based payment awards made to its employees and Directors, including employee stock awards and restricted stock awards. The Company estimates the fair value of granted stock awards  at the date of grant. This model requires the Company to make estimates and assumptions including, without limitation, estimates regarding the length of time an employee will retain vested stock awards before exercising them, the estimated volatility of the Company’s common stock price and the number of awards that will be forfeited prior to vesting. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Changes in these estimates and assumptions can materially affect the determination of the fair value of stock-based compensation and consequently, the related amount recognized in the Company’s consolidated statements of operations.

Under the terms of the Director’s Fee Program, the directors receive their director’s fees in shares of Company common stock.

Income Taxes

The Company and its U.S. subsidiaries file a consolidated U.S. federal income tax return.

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company accounts for uncertain tax positions pursuant to the provisions of ASC 740, Simplifying the Accounting for Income Taxes (“ASC 740”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. These provisions detail how companies should recognize, measure, present, and disclose uncertain tax positions that have or are expected to be taken. As such, the financial statements will reflect expected future tax consequences of uncertain tax positions presuming the taxing authorities’ full knowledge of the position and all relevant facts. See Note 8 - Income Taxes.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

4. GOODWILL

The following is a roll-forward of goodwill for 2024 and 2023:

2024

Beginning Balance	$70,776,893
Impairment Charge	(12,081,578)
Foreign Exchange	(185,931)
Ending Balance	$58,509,384

2023

Beginning Balance	$70,777,459
Acquisition	444,840
Disposition	(498,443)
Foreign Exchange	53,037
Ending Balance	$70,776,893

The Eastern Company

Notes to Consolidated Financial Statements (continued)

5. INTANGIBLES

Trademarks are not amortized as their lives are deemed to be indefinite. Amortization expense recognized in 2024 and 2023 was $4.0 million. Total amortization expense for each of the next five years is estimated to be as follows: 2025 - $2.5 million; 2026 - $2.5 million; 2027 - $1.8 million; 2028 - $0.2 million and 2029 - $0.1 million.

		Weighted-Average
		Amortization
	2024	Period (Years)
Gross Amount
Patents and developed technology	$7,312,228	4.0
Customer relationships	17,884,257	3.6
Non-compete agreements	141,515	0.5
Total Gross Intangibles	$25,338,000	3.7

Accumulated Amortization
Patents and developed technology	$4,134,929
Customer relationships	12,419,398
Non-compete agreements	18,061
Accumulated Amortization	$16,572,388

Net 2024 per Balance Sheet	$8,765,612

	2023
Gross Amount
Patents and developed technology	$7,677,970	4.1
Customer relationships	26,034,541	3.7
Non-compete agreements	1,068,345	1.5
Total Gross Intangibles	$34,780,856	3.7

Accumulated Amortization
Patents and developed technology	$4,045,572
Customer relationships	14,683,710
Non-compete agreements	725,647
Accumulated Amortization	$19,454,929

Net 2023 per Balance Sheet	$15,325,927

The Eastern Company

Notes to Consolidated Financial Statements (continued)

6. DEBT

On June 16, 2023, the Company entered into a credit agreement with TD Bank, N.A., Wells Fargo Bank, Bank of America, and M&T Bank as lenders (the “Credit Agreement”), that included a $60 million term portion and a $30 million revolving commitment portion. The proceeds of the term loan were used to repay the Company’s remaining outstanding term loan and to terminate its existing credit facility with Santander Bank, N.A. (approximately $59 million). The term loan portion of the credit facility requires quarterly principal payments of (i) $750,000 beginning on September 30, 2023 through June 30, 2025, (ii) $1,125,000 beginning on September 30, 2025 through June 30, 2027, and (iii) $1,500,000 beginning on September 30, 2027 through March 31, 2028, with the balance of the term loan payable on the maturity date of June 16, 2028. Amounts outstanding under the revolving portion of the credit facility are generally due and payable on the expiration date of the Credit Agreement (June 16, 2028).  The Company can elect to prepay some or all the outstanding balance from time to time without penalty. A commitment fee is payable on the unused portion of the revolving credit facility based on the Company’s consolidated ratio of net debt to adjusted EBITDA from time to time. Currently, the commitment fee is 0.25%. As of December 28, 2024 and December 30, 2023, the Company has borrowed $1,250,000 and $0, respectively, on the revolving commitment portion of the credit facility.

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

Debt consists of:

	2024	2023
Term loans	$40,944,511	$43,935,735
Revolving credit loan	1,250,000	—
	42,244,511	43,935,735
Less current portion	3,603,935	2,871,870
	$38,640,576	$41,063,865

Amounts are net of unamortized discounts and debt issuance costs of $74,500 as of December 28, 2024 and $564,265 as of December 30, 2023.

The Company paid interest of $3,224,798 in 2024 and $3,388,347 in 2023.

The Company’s loan covenants under the Credit Agreement require the Company to maintain a consolidated fixed charge coverage ratio of at least 1.25 to 1, which is to be tested quarterly on a twelve-month trailing basis. In addition, the Company is required to show a senior net leverage ratio not to exceed 3.5 to 1. Additionally, the Company has restrictions on, among other things, new capital leases, purchases or redemptions of its capital stock, mergers and divestitures, and new borrowings. The Company was in compliance with all covenants as of December 28, 2024 and December 30, 2023.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

6. DEBT (continued)

As of December 28, 2024, scheduled annual principal maturities of long-term debt, net of deferred financing fees, for each of the next five years follow:

2025	$3,603,935
2026	4,353,935
2027	5,103,935
2028	27,882,706
Thereafter	—
$40,944,511

7. STOCK OPTIONS AND AWARDS

Stock Awards

As of December 28, 2024, the Company has one incentive stock award plan, The Eastern Company 2020 Stock Incentive Plan (the “2020 Plan”), for officers, other key employees, and non-employee directors. Incentive stock awards granted under the 2020 Plan must have exercise prices that are not less than 100% of the fair market value of the Company’s common stock on the dates the stock awards are granted. Restricted stock awards may also be granted to participants under the 2020 Plan with restrictions determined by the Compensation Committee of the Company’s Board of Directors. Under the 2020 Plan, non-qualified stock awards granted to participants will have exercise prices determined by the Compensation Committee of the Company’s Board of Directors.  The Company granted 92,016 and 82,800 awards during 2024 and 2023, respectively.

The 2020 Plan also permits the issuance of Stock Appreciation Rights (“SARs”). The SARs are in the form of an award with a cashless exercise price equal to the difference between the fair value of the Company’s common stock at the date of grant and the fair value as of the exercise date resulting in the issuance of the Company’s common stock. The Company issued 53,568 and 0 SARs in 2024 and 2023, respectively.  For the period of 2024, the Company used several assumptions which included an expected term of 3 years, volatility deviation of 38.30% and a risk-free rate of 4.51%.

Stock-based compensation expense/(income), including forfeitures, in connection with stock awards and SARs previously granted to employees was $1,030,000 and $(74,277) for fiscal years 2024 and 2023, respectively. The Company used fair market value to determine the associated expense with stock awards for the 2024 and 2023 fiscal years.

As of December 28, 2024, there were 854,482 shares of common stock reserved and available for future grant under 2020 Plan.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

7. STOCK OPTIONS AND AWARDS (continued)

The following tables set forth the outstanding SARs for the period specified:

	Year Ended December 28, 2024		Year Ended December 30, 2023
	Units	Weighted - Average Exercise Price	Units	Weighted - Average Exercise Price
Outstanding at beginning of period	13,000	$24.19	146,166	$23.22
Issued	53,568	28.69	-	-
Expired	(9,000)	26.30	(50,833)	24.24
Exercised	(2,500)	20.20	(33,333)	21.10
Forfeited	(29,952)	28.69	(49,000)	22.80
Outstanding at end of period	25,116	28.18	13,000	24.19

SARs Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of December 28, 2024	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable as of December 28, 2024	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$20.20 - $28.69	25,116	4.3	$28.18	1,500	0.3	$20.20

The following tables set forth the outstanding stock grants for the period specified:

	Year Ended December 24, 2024	Year Ended December 30, 2023
	Shares	Shares
Outstanding at beginning of period	89,400	64,500
Issued	38,448	82,800
Exercised	(38,534)	(10,600)
Forfeited	(49,722)	(47,300)
Outstanding at end of period	39,592	89,400

As of December 28, 2024, outstanding SARs and awards had an intrinsic value of $1,062,000.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

8. INCOME TAXES

Deferred income taxes are provided on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and those for income tax reporting purposes. Deferred income tax (assets) liabilities relate to:

	2024	2023
Property, plant, and equipment	$2,587,121	$3,897,991
Right of Use Asset	4,146,568	4,192,368
Intangible assets	-	1,674,225
Other	295,062	369,358
Total deferred income tax liabilities	7,028,751	10,133,942

Other postretirement benefits	(93,832)	(139,050)
Inventories	(1,926,286)	(1,587,374)
Intangible assets	(2,342,735)
Allowance for doubtful accounts	(136,667)	(133,988)
Accrued compensation	(422,490)	(434,631)
Lease Obligation	(4,146,568)	(4,192,368)
Pensions	(3,362,108)	(4,819,568)
Foreign Tax Credit	(1,209,583)	(1,110,534)
Total deferred income tax assets	(13,640,269)	(12,417,513)
Net deferred income tax (assets) liabilities	$(6,611,518)	$(2,283,571)

Income before income taxes consists of:

	2024			2023
	Continuing Operations	Discontinued Operations	Total Income Statement	Continuing Operations	Discontinued Operations	Total Income Statement

Domestic	$13,362,740	$(26,029,224)	$(12,666,484)	$8,351,677	-	$8,351,677
Foreign	3,711,580	119,551	3,831,131	2,640,266	-	2,640,266
	$17,074,320	$(25,909,673)	$(8,835,353)	$10,991,943	-	$10,991,943

The provision for income taxes follows:

	2024			2023
	Continuing Operations	Discontinued Operations	Total Income Statement	Continuing Operations	Discontinued Operations	Total Income Statement
Current
Federal	$2,561,006	$-	$2,561,006	$2,558,279	-	$2,558,279
Foreign	1,572,973	31,681	1,604,654	967,152	-	967,152
State	859,579	-	859,579	503,738	-	503,738
Deferred:
Federal	(959,267)	(3,730,004)	(4,689,271)	(1,371,310)	-	(1,371,310)
Foreign	-		-	(60,462)	-	(60,462)
State	(175,495)	(466,609)	(642,104)	(190,457)	-	(190,457)
	$3,858,796	$(4,164,932)	$(306,136)	$2,406,940	-	$2,406,940

The Eastern Company

Notes to Consolidated Financial Statements (continued)

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows:

	2024		2023
	Amount	Percent	Amount	Percent
Income taxes using U.S. federal statutory rate	$(1,855,424)	21%	$2,308,308	21%
State income taxes, net of federal benefit	188,037	(2)	244,874	2
Impact of goodwill impairment charge	1,638,143	(18)	-	0
Impact on Foreign Repatriation Tax Reform	252,786	(3)	306,330	3
Impact of foreign subsidiaries on effective tax rate	(95,924)	1	(297,728)	(3)
Impact of Research & Development tax credit	(472,561)	5	(136,343)	(1)
Uncertain tax positions reserve	(14,056)	0	461	0
Other net	52,863	0	(18,962)	0
	$(306,136)	4%	$2,406,940	22%

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows for continuing operations:

	2024		2023
	Amount	Percent	Amount	Percent
Income taxes using U.S. federal statutory rate	$3,585,607	21%	$2,308,308	21%
State income taxes, net of federal benefit	556,658	3	244,874	2
Impact on Foreign Repatriation Tax Reform	252,786	2	306,330	3
Impact of foreign subsidiaries on effective tax rate	(102,501)	(1)	(297,728)	(3)
Impact of Research & Development tax credit	(472,561)	(2)	(136,343)	(1)
Uncertain tax positions reserve	(14,056)	0	461	0
Other net	52,863	0	(18,962)	0
	$3,858,796	23%	$2,406,940	22%

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows for discontinued operations:

	2024		2023
	Amount	Percent	Amount	Percent
Income taxes using U.S. federal statutory rate	$(5,441,031)	21%	-	0%
State income taxes, net of federal benefit	(368,621)	1	-	0
Impact of foreign subsidiaries on effective tax rate	6,577	0	-	0
Impact of goodwill impairment charge	1,638,143	(6)	-	0
	$(4,164,932)	16%	$-	0%

Total income taxes paid were $5,166,195 in 2024 and $6,608,084 in 2023.

Under accounting standards (ASC 740), a deferred tax liability is not recorded for the excess of the financial reporting (book) basis over the tax basis of an investment in a foreign subsidiary if the indefinite reinvestment criteria are met. Effective for foreign earnings after December 30, 2017, if such earnings are distributed in the form of cash dividends, the Company would not be subject to additional U.S. income taxes but could be subject to foreign income and withholding taxes. A provision has not been made for additional U.S. federal and foreign taxes on December 28, 2024 on approximately $12,667,000 of undistributed earnings of foreign subsidiaries because the Company intends to reinvest these funds indefinitely. It is not practicable to estimate the unrecognized deferred tax liability for withholding taxes on these undistributed earnings.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

	2024	2023

Balance at beginning of year	$571,864	$685,518
Increase for positions taken during the current period	(2,303)	34,293
Increase (decrease) for positions taken during the prior period	-	(59,779)
Decrease resulting from the expiration of the statute of limitations	(75,203)	(88,168)
Balance at end of year	$494,358	$571,864

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2020 and non-U.S. income tax examinations by tax authorities prior to 2018.

Included in the balance as of December 28, 2024, are $390,544 of unrecognized tax benefits that would affect the annual effective tax rate. In 2024, the Company recognized accrued interest related to unrecognized tax benefits in income tax expense. The Company had approximately $52,039 of accrued interest as of December 28, 2024.

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

The Eastern Company

Notes to Consolidated Financial Statements (continued)

9. LEASES

The Company enters into leases for manufacturing facilities, warehouses, sales offices, plant equipment, vehicles, and certain other equipment with varying end dates from April 2025 to April 2033, including renewal options.

The following table (in millions) represents the impact of leasing on the consolidated balance sheets:

	Balance Sheet Classification	December 28, 2024	December 30, 2023
Assets:
Operating lease assets, net	Right of use assets	$14.2	$17.1
Finance lease right of use assets, net	Property, plant and equipment, net	3.8	0.9
Total leased assets, net		18.0	18.0

Liabilities:
Current operating lease liabilities	Current portion of operating lease liability	3.1	4.3
Current finance lease liabilities	Current portion of financing lease liability	0.8	0.2
Noncurrent operating lease liabilities	Operating lease liability, less current portion	11.1	12.8
Noncurrent finance lease liabilities	Financing lease liability, less current portion	3.1	0.7
Total lease liabilities		$18.0	$18.0

Cash paid included in the measurement of operating lease liabilities was $4.3 million and $4.3 million for the fiscal years ended December 28, 2024 and December 30, 2023, respectively, all of which were included within the operating cash flow section of the consolidated statements of cash flows. Lease assets obtained in exchange for new operating lease liabilities were $0.4 million and $8.5 million for the fiscal years ended December 28, 2024 and December 30, 2023, respectively.

Cash paid included in the measurement of finance lease liabilities was $0.4 million and $0.1 million for the fiscal years ended December 28, 2024 and December 30, 2023, respectively, which were included within the financing cash flow section of the consolidated statements of cash flows for the fiscal years ended December 28, 2024 and December 30, 2023, respectively.

Total operating lease expense was $4.9 million and $4.0 million for the fiscal years ended December 28, 2024 and December 30, 2023, respectively.

Total financing lease expense was $0.1 million and $0.1 million for the fiscal years ended December 28, 2024 and December 30, 2023, respectively.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

9. LEASES (continued)

The future payments (in millions) due under non-cancelable operating and finance leases as of December 28, 2024 are as follows:

	Operating	Finance
2025	$3.1	$0.8
2026	2.6	0.8
2027	2.2	0.8
2028	2.0	0.8
2029	1.7	0.7
thereafter	4.7	0.9
	16.3	4.7
Less effects of discounting	(2.1)	(0.9)
Lease liabilities recognized	$14.2	$3.8

As of December 28, 2024, the weighted average lease term for all operating and finance leases is 6.9 and 6.2 years, respectively. The weighted average discount rate associated with operating leases was 6.3% while the weighted average discount rate associated with finance leases was 6.8%.

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

Components of the net periodic benefit cost of the Company’s pension benefit plans for the fiscal year indicated were as follows:

	2024	2023
Service cost	$712,013	$864,611
Interest cost	3,866,809	3,960,212
Expected return on plan assets	(4,396,137)	(4,196,060)
Amortization of prior service cost	-	-
Amortization of the net loss	1,309,455	1,371,460
Net periodic benefit cost	$1,492,140	$2,000,223

Service costs are reported in the cost of products sold and the other components of net periodic benefit costs are reported in other income in the consolidated statements of income.

Assumptions used to determine net periodic benefit cost for the Company’s pension benefit plans for the fiscal year indicated were as follows:

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. RETIREMENT BENEFIT PLANS (continued)

	2024	2023
Discount rate
- Pension plans	4.99% - 5.00%	5.21% - 5.23%
- Supplemental pension plans	4.72%	4.92%
Expected return on plan assets	7.5%	7.5%
Rate of compensation increase	0%	0%

Components of the net periodic benefit cost of the Company’s other postretirement benefit plan were as follows:

	2024	2023
Service cost	$14,296	$25,945
Interest cost	51,805	58,131
Expected return on plan assets	(18,736)	(19,396)
Amortization of prior service cost	4,241	4,241
Amortization of the net loss	(78,267)	(67,581)
Net periodic benefit cost	$(26,661)	$1,340

Assumptions used to determine net periodic benefit cost for the Company’s other postretirement plan for the fiscal year indicated were as follows:

	2024	2023
Discount rate	5.04%	5.28%
Expected return on plan assets	4.0%	4.0%
Rate of compensation increase	4.3%	4.3%

As of December 28, 2024, and December 30, 2023, the status of the Company’s pension benefit plans and other postretirement benefit plan was as follows:

	Pension Benefit		Other Postretirement Benefit
	2024	2023	2024	2023
Benefit obligation at beginning of year	$81,862,011	$80,701,715	$1,070,276	$1,151,126
Change in discount rate	(4,449,660)	1,794,084	(81,579)	35,126
Service cost	712,013	864,611	14,296	25,945
Interest cost	3,866,809	3,960,212	51,805	58,131
Plan amendment			(44,757)
Actuarial (gain)/loss	(924,172)	(587,910)	(85,064)	(162,766)
Benefits paid	(5,150,941)	(4,870,701)	(27,362)	(37,286)
Benefit obligation at end of year	$75,916,060	$81,862,011	$897,615	$1,070,276

	2024	2023	2024	2023
Fair value of plan assets at beginning of year	$60,836,643	$58,527,250	$468,403	$484,904
Actual return on plan assets	1,509,268	5,902,956	18,736	(16,501)
Employer contributions	2,116,250	1,277,138	46,479	51,180
Benefits paid	(5,150,941)	(4,870,701)	(46,479)	(51,180)
Fair value of plan assets at end of year	$59,311,220	$60,836,643	$487,139	$468,403

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. RETIREMENT BENEFIT PLANS (continued)

	Pension Benefit		Other Postretirement Benefit
Funded Status	2024	2023	2024	2023
Net amount recognized in the balance sheet	$(16,604,840)	$(21,025,365)	$(410,476)	$(554,758)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefit		Other Postretirement Benefit
	2024	2023	2024	2023
Net (loss)/gain	$(31,287,987)	$(35,084,405)	$1,045,379	$929,097
Prior service (cost) credit	-	-	21,092	-
	$(31,287,987)	$(35,084,405)	$1,066,471	$929,097

Change in the components of accumulated other comprehensive income consist of:

	Pension Benefit		Other Postretirement Benefit
	2024	2023	2024	2023
Balance at beginning of period	$(35,084,405)	$(36,956,587)	$929,097	$900,694
Charged to net periodic benefit cost
Prior service cost	-	-	4,241	4,241
Net loss (gain)	1,309,455	1,371,460	(78,267)	(67,581)
Liability (gains)/losses
Discount rate	4,449,660	(1,794,084)	81,579	(35,126)
Asset (gains)/losses deferred	(2,149,183)	2,431,940	-	(35,897)
Plan amendments			44,757
Other	186,486	(137,134)	85,064	162,766
Balance at end of period	$(31,287,987)	$(35,084,405)	$1,066,471	$929,097

Assumptions used to determine the projected benefit obligations for the Company’s pension benefit plans and other postretirement benefit plan for the fiscal year indicated were as follows:

		2024	2023
Discount rate
-	Pension plans	5.56% - 5.59%	4.99% - 5.00%
-	Supplemental pension plans	5.16%	4.72%
-	Other postretirement plan	5.65%	5.04%

On December 28, 2024 and December 30, 2023, the accumulated benefit obligation for all qualified and nonqualified defined benefit pension plans was $75,916,060 and $81,862,011, respectively.

Information for the under-funded pension plans with a projected benefit obligation and an accumulated benefit obligation in excess of plan assets:

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. RETIREMENT BENEFIT PLANS (continued)

	2024	2023
Number of plans	5	5
Projected benefit obligation	$75,916,060	$81,862,011
Accumulated benefit obligation	75,916,060	81,862,011
Fair value of plan assets	59,311,220	60,836,643
Net amount recognized in accrued benefit liability	$(16,604,840)	$(21,025,368)

Estimated future benefit payments to participants of the Company’s pension plans are $5.4 million in 2025, $5.4 million in 2026, $5.5 million in 2027, $5.7 million in 2028, $5.7 million in 2029 and a total of $28.8 million from 2030 through 2034.

Estimated future benefit payments to participants of the Company’s other postretirement plan are $42,000 in 2025, $44,000 in 2026, $44,000 in 2027, $46,000 in 2028, $49,000 in 2029 and a total of $261,000 from 2030 through 2034.

The Company expects to make cash contributions to its qualified pension plans of approximately $2,900,000 and to its other postretirement plan of approximately $42,000 in 2025.

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

We consider a variety of factors in determining and selecting our assumptions for the discount rate at the end of the year. In 2024, as in 2023, we developed each plan’s discount rate with the assistance of our actuaries by matching expected future benefit payments in each year to the corresponding spot rates from the FTSE Pension Liability Yield Curve, comprised of high quality (rated AA or better) corporate bonds.

The fair values of the Company’s pension plan assets on December 28, 2024 and December 30, 2023, utilizing the fair value hierarchy discussed in Note 3 – Accounting Policies – Fair Value of Financial Instruments, follow:

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. RETIREMENT BENEFIT PLANS (continued)

	December 28, 2024
	Level 1	Level 2	Level 3	Total
Cash and Equivalents:
Common/collective trust funds	$—	$413,731	$—	$413,731
Equities:
The Eastern Company Common Stock	5,759,658		—	5,759,658
RITC Russell Investments Russell 1000® Index Fund (a)		6,791,908		6,791,908
RITC Small Cap Fund (b)		515,724		515,724
RITC International Fund (c)		3,403,688		3,403,688
RITC Emerging Markets Fund (d)		1,233,972		1,233,972
RITC World Equity Fund (e)		7,470,472		7,470,472
RITC Global Real Estate Securities Fund (f)		1,208,511		1,208,511
RITC Global Listed Infrastructure Fund (g)		1,229,983		1,229,983
RIIFL High Yield Bond Fund (h)		1,641,701		1,641,701
RITC Commodities Fund (i)		171,003		171,003
Russell Global Private Credit Fund (j)		1,227,378		1,227,378
RITC Mult-Manager Bond Fund (k)		961,911		961,911
Fixed Income:
Common/collective trust funds
Target Duration LDI Fixed Income Funds (l)

• Russell 25 Year LDI Fixed Income Fund	—	7,714,633	—	7,714,633
• Russell 14 Year LDI Fixed Income Fund	—	16,009,003	—	16,009,003
STRIPS Fixed Income Funds (m)
• Russell 15 to 20 Year STRIPS Fixed Income Fund	—	2,764,897	—	2,764,897
• Russell 10 to 15 Year STRIPS Fixed Income Fund	—	793,047	—	793,047
Total	$5,759,658	$53,551,562	$—	$59,311,220

The Eastern Company

Notes to Consolidated Financial Statements (continued)

10. RETIREMENT BENEFIT PLANS (continued)

	December 30, 2023
	Level 1	Level 2	Level 3	Total
Cash and Equivalents:
Common/collective trust funds	$—	$411,688	$—	$411,688
Equities:
The Eastern Company Common Stock	4,774,396		—	4,774,396
RITC Russell Investments Russell 1000® Index Fund (a)		6,595,564		6,595,564
RITC Small Cap Fund (b)		567,998		567,998
RITC International Fund (c)		3,669,895		3,669,895
RITC Emerging Markets Fund (d)		1,298,014		1,298,014
RITC World Equity Fund (e)		7,960,264		7,960,264
RITC Global Real Estate Securities Fund (f)		1,373,408		1,373,408
RITC Global Listed Infrastructure Fund (g)		1,327,625		1,327,625
RIIFL High Yield Bond Fund (h)		2,643,118		2,643,118
RITC Commodities Fund (i)		1,161,864		1,161,864
Fixed Income:
Common/collective trust funds
Target Duration LDI Fixed Income Funds (l)
• Russell 25 Year LDI Fixed Income Fund	—	9,858,521	—	9,858,521
• Russell 14 Year LDI Fixed Income Fund	—	17,481,926	—	17,481,926
STRIPS Fixed Income Funds (m)
• Russell 15 to 20 Year STRIPS Fixed Income Fund	—	876,584	—	876,584
• Russell 10 to 15 Year STRIPS Fixed Income Fund	—	835,778	—	835,778
Total	$4,774,396	$56,062,246	$—	$60,836,643

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

(i)

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

(j)

The Global Private Credit Fund seeks to outperform the public credit markets in the long term, in an effort to provide further diversification of income streams for income-focused investors, through directly investments in a diversified portfolio of private markets funds and separately managed accounts. The Fund is expected to target investment opportunities in private debt and related investments and to focus on opportunities are secured by cash flows as well as hard assets, which may also include equity and/or equity related securities in associated transactions.

(k)

The RITC Multi-Manager Bond Fund is designed to provide current income, and as a secondary objective, capital appreciation through a variety of diversified strategies. It seeks to outperform the Bloomberg U.S. Aggregate Bond Index† over an interest rate cycle. The Fund employs multiple advisors with distinct but complementary investment styles that generally have similar universes of investable securities, but different sectors of specialization and expertise and utilize varied methods of identifying value in intermediate duration fixed income markets.

(l)

The RITC Target Duration LDI Fixed Income Funds seek to outperform their respective Barclays-Russell LDI Indexes over a full market cycle. These Funds invest primarily in investment grade corporate bonds that closely match those found in discount curves used to value U.S. pension liabilities. They seek to provide additional incremental return through modest interest rate timing, security selection and tactical use of non-credit sectors. Generally, for use in combination with other bond funds to gain additional credit exposure, with the goal of reducing the mismatch between a plan’s assets and liabilities.

(m)

The RITC STRIPS (Separate Trading of Registered Interest and Principal of Securities) Funds seek to provide duration and Treasury exposure by investing in an optimized subset of the STRIPS universe with a similar duration profile as the Barclays U.S. Treasury STRIPS 10–15 year, 15-20 year or 25+ year Index. These passively managed funds are generally used with other bond funds to add additional duration to the asset portfolio. This will help reduce the mismatch between a plan’s assets and liabilities.

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

The plans’ assets include 217,018 shares of the common stock of the Company having a market value of $5,759,658 and $4,774,396 on December 28, 2024 and December 30, 2023, respectively. No shares were purchased in 2024 or 2023 nor were any shares sold in either period. Dividends received during 2024 and 2023 on the common stock of the Company were $95,488 and $95,488, respectively.

U.S. salaried and non-union hourly employees are covered by defined contribution plans.

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

The Company made contributions to the plan as follows:

	2024	2023
Regular matching contributions	$1,068,843	$990,993
Transitional credit contributions	91,945	105,880
Non-discretionary contributions	376,962	682,154
Total contributions made for the period	$1,537,750	$1,779,027

The non-discretionary contribution of $328,953 made in the twelve months ended December 30, 2023 was accrued for and expensed in the prior fiscal year.

Effective January 1, 2023, the non-discretionary contributions are being contributed on a weekly basis.

11. EARNINGS PER SHARE

The denominators used in the earnings per share computations follow:

	2024	2023
Basic:
Weighted average shares outstanding	6,207,754	6,232,341

Diluted:
Weighted average shares outstanding	6,207,754	6,232,341
Dilutive stock awards	7,891	38,424
Denominator for diluted earnings per share	6,215,645	6,270,765

There were no anti-dilutive stock equivalents in 2024 or 2023.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

12. SEGMENT AND GEOGRAPHIC INFORMATION

The Company has one reportable segment, and the Chief Executive Officer is the Company’s chief operating decision maker (CODM). The CODM uses the following reported measures to assess performance and make decisions on resource allocation throughout the Company:

	Engineered Solutions Segment
	December 28, 2024	December 30, 2023

Net Sales	$272,751,967	$258,857,380
Less:
Material cost	(142,280,064)	(136,675,688)
Labor cost	(13,809,443)	(11,600,272)
Other variable and fixed overhead¹	(49,395,300)	(48,809,114)
Gross Margin	67,267,160	61,772,306
Product development expense	(4,888,496)	(5,592,355)
Selling and administrative expenses	(42,229,660)	(39,146,727)
Operating Profit	$20,149,004	$17,033,224

Reconciliation of operating profit

Adjustments and reconciling items	-	-
Consolidated operating profit	$20,149,004	$17,033,224

¹ Other variable and fixed overhead items included in segment operating profit include manufacturing salaries, indirect labor, insurance, lease expense, depreciation, and other overhead expenses.

Geographic Information:
Net Sales:
United States	$268,337,355	$255,253,770
Foreign	4,414,612	3,603,610
	$272,751,967	$258,857,380

Foreign sales are primarily to customers in North America.

Identifiable Assets:
United States	$221,585,028	$237,591,947
Foreign	13,723,719	14,447,254
	$235,308,747	$252,039,201

The Eastern Company

Notes to Consolidated Financial Statements (continued)

13. RECENT ACCOUNTING PRONOUNCEMENTS

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

15. CONCENTRATION OF RISK

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk for the Company is its accounts receivable due from customers. The Company has established credit limits for customers and monitors their balances to mitigate the risk of loss. As of December 28, 2024 and December 30, 2023, there was one significant concentration of credit risk. One customer represented 14% of total accounts receivable for 2024 and one customer represented 12% of total accounts receivable in 2023. The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable. In 2024, this customer had revenues totaling $35.6 million (12% of Engineered Solutions segment total revenue). In 2023, this customer had sales of $29.2 million (10% of Engineered Solutions segment total revenue).

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

16. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

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

Designated Foreign Currency Hedge Contracts

All of the Company’s designated foreign currency hedge contracts as of December 28, 2024 were cash flow hedges under ASC 815, Derivatives and Hedging (“ASC 815”). The Company records the effective portion of any change in the fair value of designated foreign currency hedge contracts in other comprehensive income until the related third-party transaction occurs. Once the related third-party transaction occurs, the Company reclassifies the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, the Company will reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. The Company had designated foreign currency hedge contracts outstanding in the contract amount of $9.6 million as of December 28, 2024 and $0.0 million as of December 30, 2023. As of December 28, 2024 a loss of $0.4 million, net of tax, will be reclassified to earnings within the next twelve months. All currency cash flow hedges outstanding as of December 28, 2024 mature within twelve months.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

Fair Value of Derivative Instruments

The following table presents the effect of the Company’s derivative instruments designated as cash flow hedges under ASC 815 in its Condensed Consolidated Statements of Income for the twelve months ended December 28, 2024:

Derivative Instruments	Amount of Loss Recognized in Accumulated Other Comprehensive Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Income into Earnings	Location in Condensed Consolidated Statement of Operations
Designated foreign currency hedge contracts, net of tax	$(389,139)	$(459,100)	Cost of products sold

ASC 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. The Company determines the fair value of its derivative instruments using the framework prescribed by ASC 820, Fair Value Measurements and Disclosures, by considering the estimated amount it would receive or pay to sell or transfer these instruments at the reporting date. Generally, the Company uses inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of December 28, 2024, the Company has classified its derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC 815, as discussed below, because these observable inputs are available for substantially the full term of its derivative instruments.

The following tables present the fair value of the Company’s derivative instruments as they appear in its Condensed Consolidated Balance Sheets as of December 28, 2024 and December 30, 2023:

	Location in Condensed Consolidated Balance Sheets	As of September 28, 2024	As of December 30, 2023
Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$505,376	$-

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

The Eastern Company

Naugatuck, Connecticut

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Eastern Company (the Company) as of December 28, 2024 and December 30, 2023, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 28, 2024, including the related notes and financial statement schedule appearing under Item 15(a)(2) on Form 10-K (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 28, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2025 expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Impairment Assessment of Goodwill

Critical Audit Matter Description

As described in Notes 3 and 4 to the financial statements, the Company’s consolidated goodwill balance is $58.5 million as of December 28, 2024. Management tests reporting units for impairment annually in December, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. As disclosed by management, reporting units are tested for impairment by utilizing qualitative factors that include a) macroeconomic conditions, b) market and industry conditions, c) cost factors, d) overall financial performance, e) other relevant entity-specific events, and f) events affecting a reporting unit.

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

March 11, 2025

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

The Audit Committee, which is composed solely of independent directors, meets regularly with the independent registered public accountants, Fiondella, Milone & LaSaracina LLP, the internal auditors and representatives of management to review accounting, financial reporting, internal control, and audit matters, as well as the nature and extent of the audit effort. The Audit Committee is responsible for the engagement of the independent registered public accountants. The independent registered public accountants and internal auditors have access to the Audit Committee.

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended December 28, 2024, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 240.13a-15. As defined in Exchange Act Rules 240.13a-15(e) and 240.15d-15(e), “the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuers management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.” Based upon that evaluation, the CEO and CFO concluded that the Company’s current disclosure controls and procedures were effective as of the December 28, 2024 evaluation date.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 240.13a-15(f) and 240.15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our control over financial reporting was effective as of December 28, 2024. The Company’s registered public accounting firm, Fiondella, Milone & LaSaracina LLP, has issued an attestation report on the Company’s internal control over financial reporting. The attestation report is set forth below in this Item 9A.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2024, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

The Eastern Company

Naugatuck, Connecticut

Opinion on Internal Control over Financial Reporting

We have audited The Eastern Company’s (the Company) internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows of the Company, and our report dated March 11, 2025, expressed an unqualified opinion on those financial statements.

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

/s/Fiondella, Milone & LaSaracina LLP

Fiondella, Milone & LaSaracina LLP

Glastonbury, Connecticut

March 11, 2025

ITEM 9B OTHER INFORMATION

None.

ITEM 9C DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information concerning directors is incorporated herein by reference to the information under the captions “Item No. 1 – Election of Directors” in the Company’s definitive proxy statement (the “Proxy Statement”) for the 2025 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 28, 2024.

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

The information concerning the Company’s insider trading policy, a copy of which is filed as Exhibit 19 to this Form 10-K, is incorporated herein by reference to the information under the caption “Insider Trading Policy” in the Proxy Statement.

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

ITEM 11 EXECUTIVE COMPENSATION

Information concerning director and executive compensation is incorporated herein by reference to the information under the captions “Director Compensation in Fiscal 2024,” “Executive Compensation,” “Stock Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” and “Termination of Employment and Change in Control Arrangements” in the Proxy Statement. The Compensation Committee of the Board of Directors operates under the Compensation Committee Charter, which can be found on the Company’s website at https://www.easterncompany.com/ by clicking on Governance in the “About Us” menu.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities authorized for issuance under equity compensation plans

The following table sets forth information regarding securities authorized for issuance under the Company’s equity compensation plans as of December 28, 2024, consisting of the Company’s 2020 Executive Stock Incentive Plan (the “2020 Plan”).

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding awards, warrants and rights	Weighted-average exercise price of outstanding awards, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	19,417	$25.09	854,482
Equity compensation plans not approved by security holders	-	-	-
Total	19,417	$25.09	854,482

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

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Form 10-K:

(1)	Financial statements

(2)	Financial Statement Schedules

Schedule II — Valuation and qualifying accounts begins on page 76 of this Form 10-K. Schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

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

10.1*

Amended and Restated Employment Agreement, dated as of November 14, 2023, between the Company and Mark Anthony Hernandez (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-35383), filed on November 15, 2023).

10.2*

Separation Agreement and General Release, dated November 4, 2024, between the Company and Mark Anthony Hernandez (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-35383), filed on November 8, 2024).

10.3*

Employment Agreement, effective as of November 6, 2024, between the Company and Ryan Schroeder (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (SEC File No. 001-35383), filed on November 8, 2024).

10.4*

Offer Letter, dated February 1, 2023, between the Company and Nicholas Vlahos (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (SEC File No. 001-35383), filed on February 6, 2023).

10.5*

Severance Agreement, dated as of February 1, 2023, between the Company and Nicholas Vlahos (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (SEC File No. 001-35383), filed on February 6, 2023).

10.6*

The Company’s Directors’ Fee Program, effective as of October 1, 1996 (incorporated herein by reference to Exhibit 4(a) to the Company’s Registration Statement on Form S-8, as amended (SEC File No. 333-21351) filed on February 7, 1997).

10.7*

The Company’s 2020 Executive Stock Incentive Plan, effective February 19, 2020 (incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (SEC File No. 333-238565), filed on May 21, 2020).

10.8

Credit Agreement dated as of June 16, 2023 among the Company as Borrower, the Lenders signatory thereto and TD Bank, N.A., as the administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-35383), filed on June 20, 2023).

10.9

Pledge and Security Agreement, dated as of June 16, 2023 among the Company, certain of its subsidiaries (as grantors), and TD Bank, N.A., as administrative agent for the benefit of the Secured Creditors (as defined therein) (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (SEC File No. 001-35383), filed on June 20, 2023).

10.10*	Form of The Eastern Company Stock Award Agreement (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K (SEC File No. 001-35383), filed on March 12, 2024)

Exhibit No.	Description
10.11*	Form of Award Agreement – Performance-Based Stock Awards (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-35383), filed on May 16, 2024).

10.12*	Form of Award Agreement – Non-Qualified Stock Options (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (SEC File No. 001-35383), filed on May 16, 2024).

19	The Eastern Company Insider Trading Policy (filed herewith).

21	Subsidiaries of the Company (filed herewith).

23	Consent of Fiondella, Milone & LaSaracina LLP (filed herewith).

31	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

97

The Eastern Company Clawback Policy in the Event of a Financial Restatement (incorporated herein by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K (SEC File No. 001-35383) filed on March 12, 2024).

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 28, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets as of December 28, 2024 and December 30, 2023; (ii) the Consolidated Statements of Income for the fiscal years ended December 28, 2024 and December 30, 2023; (iii) the Consolidated Statements of Comprehensive Income for the fiscal years ended December 28, 2024 and December 30, 2023; (iv) the Consolidated Statements of Shareholders’ Equity for the fiscal years ended December 28, 2024 and December 30, 2023; (v) the Consolidated Statements of Cash Flows for the fiscal years ended December 28, 2024 and December 30, 2023; and (vi) the Notes to the Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

* Management contract, compensatory plan or arrangement.

The Eastern Company and Subsidiaries

Schedule II – Valuation and Qualifying accounts

COL. A	COL. B	COL. C		COL. D		COL. E
		ADDITIONS
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts-Describe	Deductions – Describe		Balance at End of Period
Fiscal year ended December 28, 2024:
Deducted from asset accounts: Allowance for doubtful accounts	$564,816	$2,430	$0	$11,924	(a)	$579,170

Fiscal year ended December 30, 2023:
Deducted from asset accounts: Allowance for doubtful accounts	$676,678	$51,270	$0	$-163,132	(a)	$564,816

(a) Uncollectible accounts written off, net of recoveries.

ITEM 16 FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 11, 2025	THE EASTERN COMPANY

	By	/s/ Nicholas Vlahos
Nicholas Vlahos
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Ryan Schroeder	March 11, 2025
Ryan Schroeder President, Chief Executive Officer (Principal Executive Officer)

/s/ Nicholas Vlahos	March 11, 2025
Nicholas Vlahos Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ James A. Mitarotonda	March 11, 2025
James A. Mitarotonda Chairman of the Board

/s/ Fredrick D. DiSanto	March 11, 2025
Fredrick D. DiSanto Director

/s/ John W. Everets	March 11, 2025
John W. Everets Director

/s/ Charles W. Henry	March 11, 2025
Charles W. Henry Director

/s/ Peggy B. Scott	March 11, 2025
Peggy B. Scott Director

/s/ Michael J. Mardy	March 11, 2025
Michael J. Mardy Director

