Form 10-Q
period 2025-03-29
EASTERN CO
filed 2025-05-06
CIK 31107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 29, 2025

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

As of March 29, 2025, 6,146,785 shares of the registrant’s common stock, no par value per share, were issued and outstanding.

The Eastern Company and Subsidiaries

Form 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2025

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 29, 2025	March 30, 2024
Net sales	$63,312,774	$64,624,238
Cost of products sold	(49,125,302)	(49,170,711)
Gross margin	14,187,472	15,453,527

Product development expense	(1,109,186)	(1,359,797)
Selling and administrative expenses	(9,847,121)	(10,683,652)
Operating profit	3,231,165	3,410,078

Interest expense	(617,470)	(676,028)
Other (expense) income	(199,705)	9,996
Income before income taxes from continuing operations	2,413,990	2,744,046

Income tax expense	(507,179)	(608,629)
Net income from continuing operations	$1,906,811	$2,135,417

Discontinued Operations (see note B)
Income (Loss) from operations of discontinued unit	$46,687	$(241,382)

Income tax benefit (expense)	(9,809)	53,537

Income (Loss) on discontinued operations	$36,878	$(187,845)

Net Income	$1,943,689	$1,947,572

Earnings per share from continuing operations:
Basic	$0.31	$0.34

Diluted	$0.31	$0.34

Earnings (Loss) per share from discontinued operations:
Basic	$0.01	$(0.03)

Diluted	$0.01	$(0.03)
Total earnings per share:
Basic	$0.32	$0.31

Diluted	$0.32	$0.31

Cash dividends per share:	$0.11	$0.11

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 29, 2025	March 30, 2024
Net income	$1,943,689	$1,947,572
Other comprehensive income:

Change in foreign currency translation	715,575	(157,000)

Change in fair value of foreign currency swap	197,172	403,016

Change in pension and postretirement benefit costs, net of taxes: 2025 - $60,963; 2024 - $71,355	205,725	243,336
Total other comprehensive income	1,118,472	489,352
Comprehensive income	$3,062,161	$2,436,924

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 29, 2025	December 28, 2024
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$7,902,956	$14,010,388
Marketable Securities	2,333,000	2,051,301
Accounts receivable, less allowances: 2025 - $535,583; 2024 - $530,560	33,489,814	35,515,632
Inventories	55,360,286	55,209,598
Current portion of notes receivable	19,621	286,287
Prepaid expenses and other assets	4,172,486	3,477,717
Current assets held for sale	6,346,332	5,071,828
Total Current Assets	109,624,495	115,622,751

Property, Plant and Equipment	57,319,191	56,320,688
Accumulated depreciation	(29,642,523)	(28,810,628)
Property, Plant and Equipment, Net	27,676,668	27,510,060

Goodwill	58,615,176	58,509,384
Trademarks	3,769,036	3,946,455
Patents and other intangibles net of accumulated amortization	8,357,673	8,765,612
Long term notes receivable, less current portion	114,223	162,102
Deferred income taxes	6,207,128	6,611,518
Right of use assets	17,965,279	14,180,865
Total Other Assets	95,028,515	92,175,936

TOTAL ASSETS	$232,329,678	$235,308,747

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 29, 2025	December 28, 2024
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$20,432,183	$19,650,970
Accrued compensation	4,158,549	5,478,581
Other accrued expenses	3,732,614	9,577,019
Current portion of operating lease liability	3,840,835	3,072,668
Current portion of finance lease liability	757,403	761,669
Current portion of long-term debt	3,978,246	3,603,935
Other current liabilities	308,204	505,376
Current liabilities held for sale	2,368,166	2,144,573
Total Current Liabilities	39,576,200	44,794,791

Other long-term liabilities	550,099	546,395
Operating lease liability, less current portion	14,119,143	11,108,197
Finance lease liability, less current portion	2,929,287	3,052,073
Long-term debt, less current portion	37,553,030	38,640,576
Accrued postretirement benefits	409,404	410,476
Accrued pension cost	16,192,871	16,064,840
Total Liabilities	111,330,034	114,617,348

Shareholders’ Equity
Voting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Nonvoting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Common Stock, no par value, Authorized: 50,000,000 shares	35,419,931	35,443,009
Issued: 9,156,500 shares as of 2025 and 9,146,996 shares as of 2024
Outstanding: 6,122,055 shares as of 2025 and 6,163,138 shares as of 2024
Treasury Stock: 3,034,445 shares as of 2025 and 2,983,858 shares as of 2024	(27,739,112)	(26,338,309)
Retained earnings	134,159,324	133,545,670
Accumulated other comprehensive loss:
Foreign currency translation	(1,561,015)	(2,276,590)
Unrealized gain on foreign currency swap, net of tax	(308,204)	(505,376)
Unrecognized net pension and postretirement benefit costs, net of tax	(18,971,280)	(19,177,005)
Accumulated other comprehensive loss	(20,840,499)	(21,958,971)
Total Shareholders’ Equity	120,999,644	120,691,399
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$232,329,678	$235,308,747

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 29, 2025	March 30, 2024
Operating Activities
Net income	$1,943,689	$1,947,572
Less: Income (Loss) from discontinued operations	36,878	(187,845)
Income from continuing operations	$1,906,811	$2,135,417
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,513,054	1,876,125
Acquisition related expenses	21,039	-
Reduction in carrying amount of ROU assets	3,784,982	(775,502)
Unrecognized pension and postretirement (benefit) expense	(13,898)	445,218
Loss on sale of equipment and other assets	-	37,330
Provision for doubtful accounts	11,000	(23,000)
Stock compensation (benefit) expense	(23,078)	513,737
Changes in operating assets and liabilities:
Accounts receivable	2,015,269	(6,383,857)
Inventories	(137,403)	3,262,289
Prepaid expenses and other	(695,563)	(8,763)
Other assets	171,271	21,711
Accounts payable	560,951	2,278,476
Accrued compensation	(1,256,224)	(803,709)
Change in operating lease liability	(3,784,982)	775,502
Other accrued expenses	(5,921,413)	(568,247)
Net cash (used in) provided by operating activities	(1,848,184)	2,782,727

Investing Activities
Marketable securities	(309,385)	(999,960)
Acquisition	(421,039)	-
Payments received from notes receivable	14,545	-
Proceeds from sale of equipment	-	18,000
Purchases of property, plant, and equipment	(849,396)	(1,711,560)
Net cash used in investing activities	(1,565,275)	(2,693,520)

Financing Activities
Payments on short term borrowings (revolver)	-	(7,662)
Principal payments on long-term debt	(750,000)	(792,467)
Financing leases, net	(126,990)	(26,618)
Purchase common stock for treasury	(1,400,804)	(234,800)
Dividends paid	(675,053)	(683,065)
Net cash used in financing activities	(2,952,847)	(1,744,612)

Discontinued Operations
Cash provided by operating activities	389,947	803,130
Cash used in investing activities	-	(65,395)
Cash used in financing activities	(6,347)	(4,619)
Cash provided by discontinued operations	383,600	733,116

Effect of exchange rate changes on cash	218,620	(20,720)
Net change in cash and cash equivalents	(5,764,086)	(943,009)

Cash and cash equivalents at beginning of period	14,843,530	8,299,453
Cash and cash equivalents at end of period [1]	$9,079,444	$7,356,444

Supplemental disclosure of cash flow information:
Interest	$671,762	$831,462
Income taxes	427,318	230,523

Non-cash investing and financing activities
Right of use asset	3,784,982	(715,323)
Lease liability	224,769	215,690

See accompanying notes

1 includes cash from assets held for sale of $1.2 million as of March 29, 2025 and $0.4 million as of March 30, 2024

See accompanying notes

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. Refer to the consolidated financial statements of The Eastern Company (together with its consolidated subsidiaries, the “Company,” “we,” “us” or “our”) and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2024, filed with the Securities and Exchange Commission on March 11, 2025 (the “2024 Form 10-K”), for additional information.

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

The condensed consolidated balance sheet as of December 28, 2024 has been derived from the audited consolidated balance sheet at that date.

The Company’s fiscal year is a 52-53-week fiscal year ending on the Saturday nearest to December 31. References in this Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2025 (this “Form 10-Q”) to 2024, the 2024 fiscal year or fiscal 2024 mean the 52-week period ended on December 28, 2024, and references to 2025, the 2025 fiscal year or fiscal 2025 mean the 53-week period ending on January 3, 2026. In a 52-week fiscal year, each quarter has 13 weeks. References to the first quarter of 2024, the first fiscal quarter of 2024, the first three months of 2024 or the three months ended March 30, 2024 mean the 13-week period from December 31, 2023 to March 30, 2024. References to the first quarter of 2025, the first fiscal quarter of 2025, the first three months of 2025 or the three months ended March 29, 2025, mean the 13-week period from December 29, 2024 to March 29, 2025.

Certain amounts in the 2024 financial statements have been reclassified to conform with the 2025 presentation with no impact or change to previously reported net income or shareholders’ equity. See Note B, Discontinued Operations, for additional information.

Note B – Discontinued Operations

In the third quarter of 2024, we determined that the business of Big 3 Mold Services, Inc. (“Big 3 Mold”) meets the criteria to be held for sale and that the assets held for sale qualify for discontinued operations. As such, the financial results of the Big 3 Mold business are reflected in our unaudited condensed consolidated statements of operations as discontinued operations for all periods presented.  Additionally, current and non-current assets and liabilities of discontinued operations are reflected in the unaudited condensed consolidated balance sheets for both periods presented.

On April 30, 2025, the Company sold the equipment, workforce and customer list of the ISBM division of Big 3 Precision Mold Service, Inc.  ISBM, which is located in Centralia, Illinois, is an injection stretch blow mold toolmaker.

Summarized Financial Information of Discontinued Operations

The following table represents income (loss) from discontinued operations, net of tax:

	Three Months Ended
	March 29, 2025	March 30, 2024
	(unaudited)	(unaudited)
Net sales	$3,935,599	$3,304,849
Cost of products sold	(2,947,478)	(2,562,277)
Gross margin	988,121	742,572

Selling and administrative expenses	(787,067)	(815,305)
Operating Income (Loss)	201,054	(72,733)

Other income	-	358
Interest expense	(154,367)	(169,007)
Income (Loss) from discontinued operations before income taxes	46,687	(241,382)

Income tax (expense) benefit	(9,809)	53,537
Income (Loss) from discontinued operations, net of tax	$36,878	$(187,845)

The following table represents the assets and liabilities from discontinued operations:

	March 29, 2025	December 28, 2024
	(unaudited)
Cash	$1,176,488	$833,141
Accounts receivable	3,706,345	2,533,357
Inventory	768,968	784,485
Prepaid expenses	592,044	789,438
Right of use assets	102,487	131,407
Total assets of discontinued operations	$6,346,332	$5,071,828

Current assets of discontinued operations¹	$6,346,332	$5,071,828
Non-current assets of discontinued operations	-	-
Total assets of discontinued operations	$6,346,332	$5,071,828

Accounts payable	$711,952	$756,842
Accrued compensation and other accrued expenses	1,541,199	1,242,812
Current portion of lease liability	107,849	128,670
Other long-term liabilities	7,166	16,249
Total liabilities of discontinued operations	$2,368,166	$2,144,573

Current liabilities of discontinued operations¹	$2,368,166	$2,144,573
Non-current liabilities of discontinued operations	-	-
Total liabilities of discontinued operations	$2,368,166	$2,144,573

1The total assets and liabilities of discontinued operations are presented as current in the March 29, 2025 and December 28, 2024 balance sheet as we expect to sell the discontinued operations and collect proceeds within one year of such dates.

Note C – Earnings Per Share

The denominators used to calculate earnings per share are as follows:

	Three Months Ended
	March 29, 2025	March 30, 2024
Basic:
Weighted average shares outstanding	6,138,832	6,215,673

Diluted:
Weighted average shares outstanding	6,138,832	6,215,673
Dilutive stock appreciation rights	7,953	39,727
Denominator for diluted earnings per share	6,146,785	6,255,400

Note D – Fair Value of Instruments and Fair Value Measurements

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

Designated Foreign Currency Hedge Contracts

All of the Company’s designated foreign currency hedge contracts as of March 29, 2025 were cash flow hedges under ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company records the effective portion of any change in the fair value of designated foreign currency hedge contracts in other comprehensive income until the related third-party transaction occurs. Once the related third-party transaction occurs, the Company reclassifies the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, the Company will reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. The Company had designated foreign currency hedge contracts outstanding in the contract amount of $7.2 million as of March 29, 2025 and $9.6 million as of December 28, 2024. As of March 29, 2025 a loss of $0.3 million is expected to be reclassified to earnings within the next nine months. All currency cash flow hedges outstanding as of March 29, 2025 mature within nine months.

Fair Value of Derivative Instruments

The following table presents the effect of the Company’s derivative instruments designated as cash flow hedges under ASC 815 in its unaudited Condensed Consolidated Statements of Operations for the three months ended March 29, 2025:

Derivative Instruments	Amount of Loss Recognized in Accumulated Other Comprehensive Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Income into Earnings	Location in Condensed Consolidated Statement of Income
Designated foreign currency hedge contracts	$(308,204)	$(291,128)	Cost of products sold

ASC 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. The Company determines the fair value of its derivative instruments using the framework prescribed by ASC 820, “Fair Value Measurements and Disclosures,” by considering the estimated amount it would receive or pay to sell or transfer these instruments at the reporting date. Generally, the Company uses inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of March 29, 2025, the Company has classified its derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC 815, as discussed below, because these observable inputs are available for substantially the full term of its derivative instruments.

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

The following tables present the fair value of the Company’s derivative instruments as they appear in its Condensed Consolidated Balance Sheets as of March 29, 2025 and December 28, 2024:

	Location in Condensed Consolidated Balance Sheets	As of March 29, 2025	As of December 28, 2024

Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$308,204	$505,376

Note E – Inventories

Inventories consist of the following components:

	March 29, 2025	December 28, 2024

Raw material and component parts	$21,316,556	$21,265,221
Work in process	7,547,495	7,529,319
Finished goods	27,265,203	27,199,543
Total inventories [1]	$56,129,254	$55,994,083

1 Includes inventory of discontinued operations of $0.8 million and $0.8 million as of March 29, 2025 and December 28, 2024, respectively.

Note F – Goodwill

The aggregate carrying amount of goodwill from continuing operations is approximately $58.6 million as of March 29, 2025.  In the first quarter of 2025, there was no write-off of goodwill. See Note B – Discontinued Operations for further discussion.

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

Currently, the Company has 19 operating leases with a lease liability of $18.1 million and 6 finance leases with a lease liability of $3.7 million as of March 29, 2025. The terms and conditions of the leases are determined by the individual agreements. The leases do not contain residual value guarantees, restrictions, or covenants that could cause the Company to incur additional financial obligations. There are no related party lease transactions. There are no leases that have not yet commenced that could create significant rights and obligations for the Company.

The future payments (in millions) due under non-cancelable operating and finance leases as of March 29, 2025 are as follows:

	Operating	Finance
2025	$3.0	$0.6
2026	3.7	0.8
2027	3.3	0.8
2028	2.9	0.7
2029	2.6	0.7
thereafter	5.0	1.0
	20.5	4.6
Less effects of discounting	(2.4)	(0.9)
Lease liabilities recognized[1]	$18.1	$3.7

1 includes 0.1 million operating lease payments attributable to discontinued operations.

As of March 29, 2025, the weighted average lease term for all operating and finance leases was 5.9 and 6.0 years, respectively.  As of March 29, 2025, the weighted average discount rate associated with operating and finance leases was 6.8% and 6.4%, respectively, as of such date.

Note H – Debt

On June 16, 2023, the Company entered into a credit agreement with the lending institutions named therein (the "Lenders"), TD Bank, N.A., as an LC issuer, the swing line lender and as the administrative agent, TD Securities (USA) LLC, as sole arranger and sole bookrunner, and Bank of America, N.A. and Wells Fargo Bank, National Association, as co-syndication agents  (the “Credit Agreement”), that included a $60 million term portion and a $30 million revolving commitment portion. In April 2025, the Company entered into an amendment to the Credit Agreement that increased the revolving commitment portion to $50 million. The proceeds of the term loan were used to repay the Company’s remaining outstanding term loan and to terminate its credit facility with Santander Bank, N.A. (approximately $59 million). The term loan portion of the credit facility requires quarterly principal payments of (i) $750,000 beginning on September 30, 2023 through June 30, 2025, (ii) $1,125,000 beginning on September 30, 2025 through June 30, 2027, and (iii) $1,500,000 beginning on September 30, 2027 through March 31, 2028, with the balance of the term loan payable on the maturity date of June 16, 2028. Amounts outstanding under the revolving portion of the credit facility are generally due and payable on the expiration date of the Credit Agreement (June 16, 2028). The Company can elect to prepay some or all of the outstanding balance from time to time without penalty. A commitment fee is payable on the unused portion of the revolving credit facility based on the Company’s consolidated ratio of net debt to adjusted EBITDA from time to time. Currently, the commitment fee is 0.25%. The Company has $1.3 million of outstanding borrowings under the revolving commitment portion of the credit facility as of March 29, 2025.

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

The Company’s loan covenants under the Credit Agreement require the Company to maintain a senior net leverage ratio not to exceed 3.5 to 1. In addition, the Company is required to maintain a fixed charge coverage ratio to be not less than 1.25 to 1. The Company was in compliance with all its covenants under the Credit Agreement on March 29, 2025, and through the date of filing this Form 10-Q.

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

Restricted stock unit awards may be granted to participants under the 2020 Plan with restrictions determined by the Compensation Committee of the Board. During the first three months of 2025 and 2024, the Company granted stock awards with respect to 35,856 and 0 shares of Company common stock, respectively, that were subject to the meeting of performance measurements or time-based.  For the first three months of 2025, the Company used fair market value to determine the associated expense with stock awards.

Incentive stock options granted under the 2020 Plan must have exercise prices that are not less than 100% of the fair market value of the Company’s common stock on the dates the stock options are granted. Under the 2020 Plan, non-qualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Board. The Company issued 48,240 and 0 options during the first three months of 2025 and 2024, respectively.  For the first three months of 2025, the Company used several assumptions which included an expected term of 3 years, volatility deviation of 40.34% and a risk-free rate of 4.34% to determine the expense associated with options.

Stock-based compensation (income) expense, including forfeitures, in connection with options and stock awards previously granted to employees was approximately $(153,000) and $434,000 in the first quarter of 2025 and the first quarter of 2024, respectively.

As of March 29, 2025, there were 873,631 shares of Company common stock reserved and available for future grant under the 2020 Plan.

The following tables set forth the outstanding options for the period specified:

	Three Months Ended		Year Ended
	March 29, 2025		December 28, 2024
	Units	Weighted Average Exercise Price	Units	Weighted Average Exercise Price
Outstanding at beginning of period	25,116	$28.18	13,000	$24.19
Issued	48,240	27.88	53,568	28.69
Expired	-	-	(9,000)	26.30
Exercised	-	-	(2,500)	20.20
Forfeited	(8,600)	28.69	(29,952)	28.69
Outstanding at end of period	64,756	27.89	25,116	28.18

Stock Options Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of March 29, 2025	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of March 29, 2025	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$20.20 - $28.69	64,756	4.6	$27.89	1,500	0.1	$20.20

The following tables set forth the outstanding stock awards for the period specified:

	Three Months Ended	Year Ended
	March 29, 2025	December 28, 2024
	Shares	Shares
Outstanding at beginning of period	39,592	89,400
Issued	35,856	38,448
Exercised	(4,579)	(38,534)
Forfeited	(15,474)	(49,722)
Outstanding at end of period	55,395	39,592

As of March 29, 2025, outstanding SARs and stock awards had an intrinsic value of $1,450,000.

Note J – Share Repurchase Program

On August 21, 2023, the Company announced that the Board of Directors of the Company had approved a share repurchase program authorizing the Company to repurchase up to 200,000 shares of the Company’s common stock through August 20, 2028. The Company’s share repurchase program does not obligate it to acquire the Company’s common stock at any specific cost per share. Under this program, the Company was authorized to repurchase shares in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.  Below is a summary of the Company’s share repurchases during the first quarter of 2025 under the share repurchase program. As of March 29, 2025, no shares remained available for repurchase under the authorization.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
December 29, 2024 – February 1, 2025	20,000	$27.81	20,000	30,587

February 2, 2025 – March 1, 2025	14,843	27.95	14,843	15,744

March 2, 2025 – March 29, 2025	15,744	27.30	15,744	0

Total	50,587	$27.69	50,587	0

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

Note L - Income Taxes

The Company files income tax returns in the U.S. at the federal and state levels, and in foreign jurisdictions. With limited exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2020 and is no longer subject to non-U.S. income tax examinations by foreign tax authorities for years prior to 2018.

The total amount of unrecognized tax benefits could increase or decrease within the next 12 months for several reasons, including the closure of federal, state, and foreign tax years by expiration of the statute of limitations and the recognition and measurement considerations under FASB ASC Topic 740, “Income Taxes.”  There have been no significant changes to the value of unrecognized tax benefits during the three months ended March 29, 2025.  The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will not increase or decrease significantly over the next twelve months.

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

Significant disclosures relating to these benefit plans for the first quarter of fiscal years 2025 and 2024 are as follows:

	Pension Benefits
	Three Months Ended
	March 29, 2025	March 30, 2024
Service cost	$177,462	$178,003
Interest cost	951,097	966,702
Expected return on plan assets	(1,059,936)	(1,099,035)
Amortization of the net loss	290,615	327,365
Net periodic benefit cost	$359,238	$373,035

	Other Postretirement Benefits
	Three Months Ended
	March 29, 2025	March 30, 2024
Service cost	$2,125	$3,574
Interest cost	11,683	12,951
Expected return on plan assets	(4,780)	(4,684)
Amortization of prior service cost	(832)	1,060
Amortization of the net loss	(23,093)	(19,567)
Net periodic benefit (gain)	$(14,897)	$(6,666)

The Company’s funding policy with respect to its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations. In fiscal year 2025, the Company expects to make cash contributions to its qualified pension plans of approximately $2,900,000 and approximately $42,000 into its other postretirement plan. As of March 29, 2025, the Company has contributed $1,016,000 to its pension plans and $7,000 to its postretirement plan in fiscal year 2025 and expects to make the remaining contributions as required during the remainder of the fiscal year.

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

The Company made contributions to the 401(k) Plan as follows:

	Three Months Ended
	March 29, 2025	March 30, 2024
Regular matching contribution	$306,639	$285,563
Transitional credit contribution	23,865	28,906
Non-discretionary contribution	108,492	110,890
Total contributions for the period	$438,996	$425,359

Note N - Recent Accounting Pronouncements

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

Note O - Concentration of Risk

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk for the Company is its accounts receivable due from customers. The Company has established credit limits for customers and monitors their balances to mitigate the risk of loss. As of March 29, 2025, there was one significant concentration of credit risk with a customer, that represented 13% of our net accounts receivable. As of December 28, 2024, there was one customer that represented 14% of the Company’s net accounts receivable. The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable.

The Company has deposits that exceed amounts up to $250,000 that are insured by the Federal Deposit Insurance Corporation (FDIC), but the Company does not consider this a significant concentration of credit risk based on the strength of the financial institution.

Interest Rate Risk

The Company’s exposure to the risk of changes in market interest rates relates primarily to the Company’s debt under the Credit Agreement, which bears interest at variable rates based on SOFR, plus an adjustment of ten basis points, plus an applicable margin of 1.875% to 2.625%, depending on the Company’s senior net leverage ratio.

Note P - Segment Information

The Company has one reportable segment, and the Chief Executive Officer is the Company’s chief operating decision maker (CODM). The CODM uses the following reported measures to assess performance and make decisions on resource allocation throughout the Company.

	Engineered Solutions Segment
	March 29. 2025	March 30, 2024

Net Sales	$63,312,774	$64,624,238
Less:
Material cost	(33,418,246)	(34,121,028)
Labor cost	(3,125,986)	(2,922,443)
Other variable and fixed overhead¹	(12,581,070)	(12,127,240)
Gross Margin	14,187,472	15,453,527
Product development expense	(1,109,186)	(1,359,797)
Selling and administrative expenses	(9,847,121)	(10,683,652)
Operating Profit	$3,231,165	$3,410,078

1 Other variable and fixed overhead items included in segment operating profit include manufacturing salaries, indirect labor, insurance, lease expense, depreciation, and other overhead expenses

Note Q– Business Acquisition

On February 14, 2025, the Company acquired certain assets under asset and real estate purchase agreements from Centralia Industrial Painting, Inc. and Ronald R. Rainwater, respectively.  These assets are held in our Big 3 Precision Products, Inc. (“Big 3”) subsidiary. We expect the acquisition will enable the Company to become more competitive with respect to cost and quality of the products sold by Big 3.

The acquisition was accounted as a business combination (ASC Topic 805). The acquired assets are included in the consolidated financial statements of the Company from the effective date of the acquisition. The excess of the purchase price paid over the fair market value of the net assets acquired of $0.1 million has been recorded as goodwill.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in the financial position and results of operations of The Eastern Company (together with its consolidated subsidiaries, the “Company,” “we,” “us” or “our”) for the three  months ended March 29, 2025. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 28, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024, which was filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2025 (the “2024 Form 10-K”).

The Company’s fiscal year is a 52-53-week fiscal year ending on the Saturday nearest to December 31. References in this Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2025 (this “Form 10-Q”) to 2024, the 2024 fiscal year or fiscal 2024 mean the 52-week period ended on December 28, 2024, and references to 2025, the 2025 fiscal year or fiscal 2025 mean the 53-week period ending on January 3, 2026. In a 52-week fiscal year, each quarter has 13 weeks. References to the first quarter of 2024, the first fiscal quarter of 2024, the first three months of 2024 or the three months ended March 30, 2024 mean the 13-week period from December 31, 2023 to March 30, 2024. References to the first quarter of 2025, the first fiscal quarter of 2025, the first three months of 2025 or the three months ended March 29, 2025 mean the 13-week period from December 29, 2024 to March 29, 2025.

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

The Company is also subject to other risks identified and discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Part I, Item 1A, Risk Factors, and in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the 2024 Form 10-K, and that may be identified from time to time in our quarterly reports on Form 10-Q, current reports on Form 8-K and other filings we make with the SEC.

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

Recent Developments

The U.S. tariffs implemented in March 2025 did not materially impact our results for the first quarter 2025. While the long-term effects remain uncertain, we continue to closely monitor the evolving tariff policy environment which presents a mix of impacts, with the potential for higher pricing, as well as higher product and operating costs. See Part I, Item 1A, Risk Factors in the 2024 Form 10-K for a discussion regarding tariff-related risks.

On February 14, 2025, the Company acquired certain assets under asset and real estate purchase agreements from Centralia Industrial Painting, Inc. and Ronald R. Rainwater, respectively.  These assets are held in our Big 3 Precision Products, Inc. (“Big 3”) subsidiary. We expect the acquisition will enable the Company to become more competitive with respect to cost and quality of the products sold by Big 3.

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

Net sales in the first quarter of 2025 decreased 2% to $63.3 million from $64.6 million in the corresponding period in 2024. Sales decreased in the first quarter of 2025 due to decreased sales of truck mirror assemblies and truck accessories of $4.2 million and $2.6 million, respectively, offset by increased sales of returnable transport packaging products of $3.1 million. Our backlog as of March 29, 2025 decreased 9% to $85.9 million from $94.0 million as of March 30, 2024, driven by decreased orders for returnable transport packaging products of $6.6 million various truck mirror assemblies of $2.7 million offset by increase a latch and handle assemblies of $1.3 million.

Net sales of existing products decreased 6% in the first quarter of 2025 compared to the corresponding period in 2024. Price increases and new products increased net sales by 1% in the first quarter of 2025, compared to the corresponding periods in 2024.  New products sales included various truck mirror assemblies and handles.

Cost of products sold decreased less than $0.1 million in the first quarter of 2025 compared to the corresponding period in 2024. Additionally, the Company paid tariff costs on China-sourced products of approximately $0.6 million in the first quarter of 2025, compared to $0.7 million in the first quarter of 2024. Most tariffs on China-sourced products have been recovered through price increases.

Gross margin as a percentage of sales was 22.4% in the first quarter of 2025 compared to 23.9% in the corresponding period in 2024.  Gross margin for our returnable transport packaging business gained 1% offset by a comparable reduction in our latch and handle assembles business, while gross margin for our mirror assemblies was consistent with the prior comparable period.

Product development expenses decreased $0.3 million in the first quarter of 2025 compared to the corresponding periods in 2024. As a percentage of net sales, product development costs were 2.0% in each period as we continue to invest in new products at our businesses.

Selling, general and administrative expenses decreased $0.8 million, or 8%, in the first quarter of 2025 when compared to the first quarter of 2024 due to lower payroll-related expenses of $0.5 million offset by higher sales commissions of $0.4 million and $0.7 million of other  reductions.

Interest expense decreased $0.1 million in the first quarter of 2025 due to lower principal balances, offset by higher interest rates.

Other (expense) income decreased $0.2 million in the first quarter of 2025 compared to the corresponding period in 2024. The decrease is due to $0.1 million of gains on securities transactions in 2024 that did not occur in 2025, and restructuring expenses incurred in 2025.

Net income for the first quarter of fiscal 2025 was $1.9 million, or $0.31 per diluted share compared to net income of $2.1 million, or $0.34 per diluted share, for the comparable period in 2024.

A more detailed analysis of the Company’s results of operations and financial condition follows.

Results of Operations

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of operations as a percentage of net sales:

	Three Months Ended
	March 29, 2025	March 30, 2024

Net sales	100.0%	100.0%
Cost of products sold	77.6%	76.1%
Gross margin	22.4%	23.9%
Product development expense	1.8%	2.1%
Selling and administrative expense	15.5%	16.5%
Operating Profit	5.1%	5.3%

The following table shows the change in sales and operating profit for the first quarter of 2025 compared to the first quarter of 2025 (dollars in thousands):

Three
Months Ended
March 29, 2025

Net Sales	$(1,311)

Volume	(4.8)%
Price	(1.0)%
New products	3.8%
(2.0)%

Operating Profit	$(179)

Liquidity and Sources of Capital

The Company used $1.9 million of cash in operations during the first three months of 2025 compared to generating $2.8 million during the first three months of 2024. The usage in cash flow from operations in the first three months of 2025 compared to the cash generation from operations in the corresponding period in 2024 was primarily due to timing of annual vendor deposit and 2024 bonus payments offset by improved customer collection performance and lower sales.

Additions to property, plant, and equipment were $0.8 million and $1.7 million for the first three months of 2025 and 2024, respectively.  As of March 29, 2025, there was approximately $0.6 million of outstanding commitments for capital expenditures.

The following table shows key financial ratios as of the dates specified:

	March 29, 2025	March 30, 2024	Fiscal Year 2024
Current Ratio	2.8	2.7	2.6
Average days' sales in accounts receivables	49	58	50
Inventory Turnover	3.5	3.6	3.7
Total debt to shareholders' equity	34.3%	32.1%	35.0%

The following table shows important liquidity measures as of the balance sheet date for each specified period or for the period, as applicable (in millions):

	March 29, 2025	March 30, 2024	Fiscal Year 2024
Held in the United States	6.6	5.9	12.4
Held by a foreign subsidiary	1.3	1.1	1.6
	7.9	7.0	14.0

Working capital	66.1	69.1	68.4
Net cash (used) provided by operating activities	(1.8)	2.8	19.4
Change in working capital impact on net cash (used) provided by operating activities	(9.0)	(1.2)	4.9
Net cash used by investing activities	(1.6)	(2.7)	(7.9)
Net cash used by financing activities	(3.0)	(1.7)	(4.8)

Inventories of $55.4 million as of March 29, 2025 increased by $0.2 million, or less than 0.1%, when compared to $55.2 million at the end of fiscal year 2024 and increased $0.3 million, or less than 0.1 % when compared to $55.1 million at the end of the first quarter of fiscal 2024. Accounts receivable, less allowances, were $33.5 million as of March 29, 2025, as compared to $35.5 million at 2024 fiscal year end and $40.5 million at the end of the first quarter of fiscal 2024.

On June 16, 2023, the Company entered into a credit agreement with the lending institutions named therein (the "Lenders"), TD Bank NA, the swing line lender and as the administrative agent, TD Securities (USA) LLC, as sole arranger and sole bookrunner, and Bank of America, N.A. and Wells Fargo Bank, National Association, as co-syndication (the “Credit Agreement”), and incurred indebtedness under the Credit Agreement in the aggregate principal amount of $60 million in the form of a term loan, the proceeds of which were used to repay the Company’s remaining outstanding term loan and to terminate its previous credit facility with Santander.  The Credit Agreement also included a $30 million revolving commitment portion, which was increased to $50 million through an amendment to the Credit Agreement in April 2025.  See Note H Debt, for additional information regarding the terms of the Credit Agreement, including repayment terms, interest rates, and applicable loan covenants. Under the terms of the Credit Agreement, the Company is subject to restrictive covenants that limit our ability to, among other things, incur additional indebtedness, pay dividends, or make other distributions, and consolidate, merge, sell or otherwise dispose of assets, as well as financial covenants that require us to maintain a fixed charge coverage ratio and a maximum senior net leverage ratio.  These covenants may limit how we conduct our business, and in the event of certain defaults, our repayment obligations may be accelerated.

We were in compliance with all of our covenants as March 29, 2025 and had $1.3 million borrowings under the revolving commitment portion of the credit facility as of such date. The Company has $27.0 million available on its revolving line of credit as of such date.

Cash, cash flow from operating activities and funds available under the revolving credit portion of the Credit Agreement are expected to be sufficient to cover future foreseeable working capital requirements in the short-term (i.e., the next 12 months from March 29, 2025) and separately in the long-term (i.e., beyond the next 12 months). However, the Company cannot provide any assurances of the availability of future financing or the terms on which it might be available. In addition, the interest rate on borrowings under the Credit Agreement varies based on our senior net leverage ratio, and the Credit Agreement requires us to maintain a senior net leverage ratio not to exceed 3.50 to 1 and a fixed charge coverage ratio to be not less than 1.25 to 1. A decrease in earnings due to the impact of current economic conditions and inflationary pressures or the resulting harm to the financial condition of our customers, or an increase in indebtedness incurred to offset such a decrease in earnings, would have a negative impact on our senior net leverage ratio and our fixed charge coverage ratio, which in turn would increase the cost of borrowing under the Credit Agreement and could cause us to fail to comply with the covenants under our Credit Agreement.

In addition to funding capital requirements, we may use available cash to pay down our indebtedness, to make investments, which may include investments in publicly traded securities, or to make acquisitions that we believe will complement or expand our existing businesses.

As of the end of the first quarter of 2025, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. For a full description of our critical accounting estimates, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2024 Form 10-K. While there have been no material changes to our critical accounting estimates since the filing of the 2024 Form 10-K, we continue to monitor the methodologies and assumptions underlying such critical accounting estimates.

Non-GAAP Financial Measures

The non-GAAP financial measures we provide in this Form 10-Q report should be viewed in addition to, and not as an alternative for, results prepared in accordance with U.S. GAAP.

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

Adjusted Earnings Per Share from Continuing Operations  is defined as earnings per share from continuing operations excluding, when incurred, certain per share gains or losses that we do not believe reflect our ongoing operations, including, for example, the impacts of impairment losses, gains/losses on the sale of subsidiaries, property and facilities, transaction expenses primarily relating to acquisitions and divestitures, factory start-up costs, factory relocation expenses, executive severance, and restructuring costs. We believe that Adjusted Earnings Per Share from Continuing Operations provides important comparability of underlying operational results, allowing investors and management to assess operating performance on a consistent basis from period to period.

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

Reconciliation of Non-GAAP Measures
Adjusted Net Income from Continuing Operations and Adjusted Earnings per Share from Continuing Operations Calculation
For the Three Months ended March 29, 2025 and March 30, 2024
($000's)

	Three Months Ended
	March 29, 2025	March 30, 2024
Net income from continuing operations as reported per generally accepted accounting principles (GAAP)	$1,907	$2,135

Earnings per share from continuing operations as reported under generally accepted accounting principles (GAAP):

Basic	$0.31	$0.34
Diluted	$0.31	$0.34

Adjustments:

Restructuring (a)	65	-

Non-GAAP tax impact of adjustments (1)	(14)	-

Total adjustments (Non-GAAP)	51	-

Adjusted net income from continuing operations (Non-GAAP)	$1,958	$2,135

Adjusted earnings per share from continuing operations (Non-GAAP):

Basic	$0.32	$0.34
Diluted	$0.32	$0.34

(1) We estimate the tax effect of the items identified to determine a non-GAAP annual effective tax rate applied to the pre-tax amount in order to calculate the non-GAAP provision for income taxes

(a) consists of personnel related and facility costs

Reconciliation of Non-GAAP Measures
Adjusted EBITDA Calculation
For the Three Months ended March 29, 2025 and March 30, 2024
($000's)

	Three Months Ended
	March 29, 2025	March 30, 2024

Net income from continuing operations as reported per generally accepted accounting principles (GAAP)	$1,907	$2,135

Interest expense	618	676
Provision for income taxes	507	608
Depreciation and amortization	1,519	1,368
Restructuring (a)	65	-
Adjusted EBITDA from continuing operations (non-GAAP)	$4,616	$4,787

Net income (loss) from discontinued operations as reported per generally accepted accounting principles (GAAP)	$37	$(188)

Interest expense	154	169
Provision (benefit) for income taxes	10	(53)
Depreciation and amortization	-	530
Adjusted EBITDA from discontinued operations (non-GAAP)	$201	$458

Net income as reported per generally accepted accounting principles (GAAP)	$1,944	$1,947

Interest expense	772	845
Provision for income taxes	517	555
Depreciation and amortization	1,519	1,898
Restructuring (a)	65	-
Total Adjusted EBITDA	$4,817	$5,245

(a) consists of personnel related and facility costs

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of the Company’s status as a smaller reporting company pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is not required to provide information under this Item 3.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of March 29, 2025, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Exchange Act Rule 13a-15.  As defined in Exchange Act Rules 13a-15(e) and 15d-15(e), “the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”

The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO have concluded that these controls and procedures are effective at the “reasonable assurance” level as of March 29, 2025.

Changes in Internal Control Over Financial Reporting:

During the period covered by this Form 10-Q, there were no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company is a party to various legal proceedings from time to time related to its normal business operations. As of the end of the quarter ended March 29, 2025, the Company does not have any material pending legal proceedings, other than as set forth in Part I, Item 3, Legal Proceedings, of the 2024 Form 10-K, or any material legal proceedings known to be contemplated by governmental authorities.

ITEM 1A – RISK FACTORS

The Company’s business is subject to several risks, some of which are beyond its control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the Company’s shareholders should carefully consider the risk factors discussed in Part I, Item 1A, Risk Factors, of the 2024 Form 10-K. These risk factors could have a material adverse effect on the Company’s business, results of operations, financial condition and/or liquidity and could cause our operating results to vary significantly from period to period. As of March 29, 2025, there have been no material changes to the risk factors disclosed in the 2024 Form 10-K. The Company may disclose changes to such risk factors or disclose additional risk factors from time to time in its future filings with the SEC. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition, or operating results.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 21, 2023, the Company announced that the Board of Directors of the Company had approved a share repurchase program authorizing the Company to repurchase up to 200,000 shares of the Company’s common stock through August 20, 2028. The Company’s share repurchase program does not obligate it to acquire the Company’s common stock at any specific cost per share. Under this program, the Company was authorized to repurchase shares in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.  Below is a summary of the Company’s share repurchases during the first quarter of 2025 under the share repurchase program. As of March 29, 2025, no shares remained available for repurchase under the authorization.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
December 29, 2024 – February 1, 2025	20,000	$27.81	20,000	30,587

February 2, 2025 – March 1, 2025	14,843	27.95	14,843	15,744

March 2, 2025 – March 29, 2025	15,744	27.30	15,744	0

Total	50,587	$27.69	50,587	0

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

(a) None.

(b) None.

(c) During the first quarter of 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1trading arrangement” or “non-Rule 10b5-1trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

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

10.1)

Amendment No. 1 to Credit Agreement, dated as of March 25, 2024, by and among the Company as borrower, the lenders from time to time party thereto, and TD Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 9, 2025).

10.2)

Amendment No. 2 to Credit Agreement, dated as of May 8, 2024, by and among the Company as borrower, the lenders from time to time party thereto, and TD Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 9, 2025).

10.3)

Amendment No. 3 to Credit Agreement, dated as of April 4, 2025, by and among the Company as borrower, the lenders from time to time party thereto, and TD Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 9, 2025).

31)	Certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32)	Certifications pursuant to Rule 13a-14(b) and 18 USC 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101)

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 29, 2025 and March 30, 2024; (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 29, 2025, and March 30, 2024; (iii) Condensed Consolidated Balance Sheets (Unaudited) as of March 29, 2025 and December 28, 2024; (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 29, 2025 and March 30, 2024 and (iv) Notes to Condensed Consolidated Financial Statements (Unaudited).**

104)	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101). **

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE EASTERN COMPANY
(Registrant)

DATE: May 6, 2025	/s/Ryan Schroeder
Ryan Schroeder Chief Executive Officer

DATE: May 6, 2025	/s/Nicholas Vlahos
Nicholas Vlahos Vice President and Chief Financial Officer

