Form 10-Q
period 2025-06-28
EASTERN CO
filed 2025-08-05
CIK 31107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 28, 2025

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________________ to _______________

Commission File Number 001-35383

THE EASTERN COMPANY
(Exact name of registrant as specified in its charter)

Connecticut	06-0330020
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3 Enterprise Drive, Suite 408, Shelton, Connecticut	06484
(Address of principal executive offices)	(Zip Code)

(203)-729-2255
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, No Par Value	EML	NASDAQ Global Market

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

As of June 28, 2025, 6,098,163 shares of the registrant’s common stock, no par value per share, were issued and outstanding.

The Eastern Company

Form 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2025

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales	$70,164,086	$72,564,231	$136,101,298	$139,798,820
Cost of products sold	(53,801,184)	(54,108,036)	(104,642,211)	(105,103,868)
Gross margin	16,362,902	18,456,195	31,459,087	34,694,952

Product development expense	(1,031,716)	(1,301,487)	(2,140,902)	(2,661,284)
Selling and administrative expenses	(12,188,736)	(11,140,681)	(22,534,931)	(22,261,047)
Operating profit	3,142,450	6,014,027	6,783,254	9,772,621

Interest expense	(636,287)	(746,941)	(1,330,941)	(1,507,472)
Other income (expense)	75,210	(20,066)	(124,495)	(9,712)
Income from continuing operations before income taxes	2,581,373	5,247,020	5,327,818	8,255,437

Income tax expense	(546,383)	(1,176,830)	(1,124,703)	(1,844,265)
Net income from continuing operations	$2,034,990	$4,070,190	$4,203,115	$6,411,172

Discontinued Operations (see note B)
Loss from operations of discontinued unit	$(234,237)	$(724,903)	$(520,005)	$(1,230,656)

Income from disposal of discontinued unit	2,016,696	-	2,016,696	-

Income tax (expense) benefit	(377,282)	162,585	(315,952)	$274,929

Income (Loss) from discontinued operations	$1,405,177	$(562,318)	$1,180,739	$(955,727)

Net Income	$3,440,167	$3,507,872	$5,383,854	$5,455,445

Earnings per share from continuing operations:
Basic	$0.33	$0.65	$0.69	$1.03

Diluted	$0.33	$0.65	$0.69	$1.02

Earnings (Loss) per share from discontinued operations:
Basic	$0.23	$(0.09)	$0.19	$(0.15)

Diluted	$0.23	$(0.09)	$0.19	$(0.15)
Total earnings per share:
Basic	$0.56	$0.56	$0.88	$0.88

Diluted	$0.56	$0.56	$0.88	$0.87

Cash dividends per share:	$0.11	$0.11	$0.22	$0.22

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net income	$3,440,167	$3,507,872	$5,383,854	$5,455,445
Other comprehensive income:

Change in foreign currency translation	(317,982)	(472,078)	397,593	(629,078)

Change in fair value of foreign currency swap	550,031	(477,378)	747,203	(74,362)

Change in pension and postretirement benefit costs, net of taxes:
2025 - $121,925; 2024 - $71,355	205,728	237,501	411,453	480,837
Total other comprehensive income	437,777	(711,955)	1,556,249	(222,603)
Comprehensive income	$3,877,944	$2,795,917	$6,940,103	$5,232,842

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 28, 2025	December 28, 2024
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$9,110,311	$14,010,388
Marketable Securities	-	2,051,301
Accounts receivable, less allowances: 2025 - $585,993 2024 - $530,560	40,236,949	35,515,632
Inventories	54,140,269	55,209,598
Current portion of notes receivable	51,457	286,287
Prepaid expenses and other assets	4,406,534	3,477,717
Current assets held for sale	-	5,071,828
Total Current Assets	107,945,520	115,622,751

Property, Plant and Equipment	59,637,113	56,320,688
Accumulated depreciation	(32,473,594)	(28,810,628)
Property, Plant and Equipment, Net	27,163,519	27,510,060

Goodwill	58,637,593	58,509,384
Trademarks	3,841,579	3,946,455
Patents and other intangibles net of accumulated amortization	7,764,381	8,765,612
Long term notes receivable, less current portion	82,386	162,102
Deferred income taxes	6,611,518	6,611,518
Right of use assets	17,362,814	14,180,865
Total Other Assets	94,300,271	92,175,936

TOTAL ASSETS	$229,409,310	$235,308,747

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 28, 2025	December 28, 2024
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$23,137,927	$19,650,970
Accrued compensation	5,157,522	5,478,581
Other accrued expenses	3,222,704	9,577,019
Current portion of operating lease liability	3,906,222	3,072,668
Current portion of finance lease liability	747,340	761,669
Current portion of long-term debt	4,302,654	3,603,935
Other current liabilities	-	505,376
Current liabilities held for sale	-	2,144,573
Total Current Liabilities	40,474,369	44,794,791

Other long-term liabilities	546,398	546,395
Operating lease liability, less current portion	13,456,592	11,108,197
Finance lease liability, less current portion	2,823,438	3,052,073
Long-term debt, less current portion	32,115,881	38,640,576
Accrued postretirement benefits	415,878	410,476
Accrued pension cost	15,127,781	16,064,840
Total Liabilities	104,960,337	114,617,348

Shareholders’ Equity
Voting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Nonvoting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Common Stock, no par value, Authorized: 50,000,000 shares	35,732,135	35,443,009
Issued: 9,163,570 shares as of 2025 and 9,146,996 shares as of 2024
Outstanding: 6,098,163 shares as of 2025 and 6,163,138 shares as of 2024
Treasury Stock: 3,065,407 shares as of 2025 and 2,983,858 shares as of 2024	(28,462,013)	(26,338,309)
Retained earnings	137,581,573	133,545,670
Accumulated other comprehensive loss:
Foreign currency translation	(1,878,997)	(2,276,590)
Unrealized gain (loss) on foreign currency swap, net of tax	241,827	(505,376)
Unrecognized net pension and postretirement benefit costs, net of tax	(18,765,552)	(19,177,005)
Accumulated other comprehensive loss	(20,402,722)	(21,958,971)
Total Shareholders’ Equity	124,448,973	120,691,399
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$229,409,310	$235,308,747

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 28, 2025	June 29, 2024
Operating Activities
Net income	$5,383,854	$5,455,445
Less: Income (Loss) from discontinued operations	1,180,739	(955,727)
Income from continuing operations	$4,203,115	$6,411,172
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,178,318	3,741,969
Reduction in carrying amount of ROU assets	1,502,376	1,553,455
Unrecognized pension and postretirement (benefit) expense	(397,676)	10,219
Loss on sale of equipment and other assets	38,479	40,801
Provision for doubtful accounts	14,000	4,000
Stock compensation expense	289,126	624,320
Changes in operating assets and liabilities:
Accounts receivable	(2,271,343)	(5,266,259)
Inventories	1,886,960	2,365,451
Prepaid expenses and other	(314,221)	1,006,408
Other assets	124,859	28,720
Accounts payable	2,511,193	2,939,089
Accrued compensation	(445,105)	96,109
Change in operating lease liability	(1,502,376)	(1,553,455)
Other accrued expenses	(6,908,197)	(784,960)
Net cash provided by operating activities	1,909,508	11,217,039

Investing Activities
Marketable securities	2,222,059	(999,960)
Acquisition	(421,039)	-
Payments received from notes receivable	14,545	470,937
Proceeds from sale of discontinued operations	1,593,646	18,000
Purchases of property, plant, and equipment	(1,598,980)	(2,834,977)
Net cash provided by (used in) investing activities	1,810,231	(3,346,000)

Financing Activities
Principal payments on long-term debt	(5,919,065)	(1,505,952)
Financing leases, net	(393,352)	(62,674)
Purchase common stock for treasury	(2,123,705)	(482,120)
Dividends paid	(1,347,951)	(1,368,924)
Net cash used in financing activities	(9,784,073)	(3,419,670)

Discontinued Operations
Cash used in operating activities	-	(955,727)
Cash used in discontinued operations	-	(955,727)

Effect of exchange rate changes on cash	331,115	(88,598)
Net change in cash and cash equivalents	(5,733,219)	3,407,044

Cash and cash equivalents at beginning of period	14,843,530	8,299,453
Cash and cash equivalents at end of period	$9,110,311	$11,706,497

Supplemental disclosure of cash flow information:
Interest	$1,683,412	$1,639,713
Income taxes	1,679,091	1,599,765

Non-cash investing and financing activities
Right of use asset	1,468,961	144,445
Lease liability	(1,468,961)	(144,445)

See accompanying notes

THE EASTERN COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 28, 2025

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

The Company’s fiscal year is a 52-53-week fiscal year ending on the Saturday nearest to December 31. References in this Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2025 (this “Form 10-Q”) to 2024, the 2024 fiscal year or fiscal 2024 mean the 52-week period ended on December 28, 2024, and references to 2025, the 2025 fiscal year or fiscal 2025 mean the 53-week period ending on January 3, 2026. In a 52-week fiscal year, each quarter has 13 weeks. References to the second quarter of 2024, the second fiscal quarter of 2024 or the three months ended June 29, 2024, mean the 13-week period from March 31, 2024 to June 29, 2024. References to the second quarter of 2025, the second fiscal quarter of 2025 or the three months ended June 28, 2025, mean the 13-week period from March 30, 2025 to June 28, 2025. References to the first six months of 2024 or the six months ended June 29, 2024 mean the period from December 31, 2023 to June 29, 2024. References to the first six months of 2025 or the six months ended June 28, 2025 mean the period from December 29, 2024 to June 28, 2025.

Certain amounts in the 2024 financial statements have been reclassified to conform with the 2025 presentation with no impact or change to previously reported net income or shareholders’ equity.

Note B – Discontinued Operations

In the third quarter of 2024, we determined that the business of Big 3 Precision Mold Services, Inc. (“Big 3 Mold”) meets the criteria to be held for sale and that the assets held for sale qualify for discontinued operations. As such, the financial results of the Big 3 Mold business are reflected in our unaudited condensed consolidated statements of operations as discontinued operations for all periods presented.  Additionally, current and non-current assets and liabilities of discontinued operations are reflected in the unaudited condensed consolidated balance sheets for both periods presented.

On April 30, 2025, the Company sold the equipment, workforce and customer list of the ISBM division of Big 3 Mold.  ISBM, which is located in Centralia, Illinois, is an injection stretch blow mold toolmaker.

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$359,046	$587,658	$1,670,208	$1,282,156
Cost of products sold	(421,730)	(833,300)	(1,653,484)	(1,570,456)
Gross margin	(62,684)	(245,642)	16,724	(288,300)

Selling and administrative expenses	(100,854)	(396,267)	(388,847)	(774,859)
Income from disposal of discontinued Unit	2,016,696	-	2,016,696	-
Operating Income (Loss)	1,853,158	(641,909)	1,644,573	(1,063,159)

Interest expense	(70,699)	(82,994)	(147,882)	(167,497)
Income (Loss) from discontinued operations before income taxes	1,782,459	(724,903)	1,496,691	(1,230,656)

Income tax (expense) benefit	(377,282)	162,585	(315,952)	274,929
Income (Loss) from discontinued operations, net of tax	$1,405,177	$(562,318)	$1,180,739	$(955,727)

Note C – Earnings Per Share

The denominators used to calculate earnings per share are as follows:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Basic:
Weighted average shares outstanding	6,113,303	6,233,153	6,126,070	6,224,596

Diluted:
Weighted average shares outstanding	6,113,303	6,233,153	6,126,070	6,224,596
Dilutive stock appreciation rights	7,953	25,626	7,953	25,626
Denominator for diluted earnings per share	6,121,256	6,258,779	6,134,023	6,250,222

Note D – Fair Value of Derivative Instruments

The following table presents the effect of the Company’s derivative instruments designated as cash flow hedges under Accounting Standards Codification (“ASC”) Topic 815, “Hedge Accounting Improvements,” in its unaudited Condensed Consolidated Statements of Operations for the six months ended June 28, 2025:

Derivative Instruments	Amount of Gain Recognized in Accumulated Other Comprehensive Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Income into Earnings	Location in Condensed Consolidated Statement of Income
Designated foreign currency hedge contracts	$241,827	$(425,150)	Cost of products sold

ASC 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. The Company determines the fair value of its derivative instruments using the framework prescribed by ASC 820, “Fair Value Measurements and Disclosures,” by considering the estimated amount it would receive or pay to sell or transfer these instruments at the reporting date. Generally, the Company uses inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of June 28, 2025, the Company classified its derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC 815, as discussed below, because these observable inputs are available for substantially the full term of its derivative instruments.

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

The following tables present the fair value of the Company’s derivative instruments as they appear in its Condensed Consolidated Balance Sheets as of June 28, 2025, and December 28, 2024:

	Location in Condensed Consolidated Balance Sheets	As of June 28, 2025	As of December 28, 2024

Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$241,827	$-

Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$-	$505,376

Note E – Inventories

Inventories consist of the following components:

	June 28, 2025	December 28, 2024

Raw material and component parts	$20,662,417	$21,070,522
Work in process	6,982,547	7,120,460
Finished goods	26,495,305	27,018,616
Total inventories	$54,140,269	$55,209,598

Note F - Goodwill

The aggregate carrying amount of goodwill is approximately $58.6 million as of June 28, 2025. No impairment was recognized in the second quarter of 2025.

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

Note G – Leases

The Company presents right-of-use (ROU) assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02, “Leases”. The Company accounts for non-lease components as part of the lease component to which they relate. Lease accounting involves significant judgements, including making estimates related to the lease term, lease payments, and discount rate.

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

Currently, the Company has 18 operating leases with a lease liability of $17.4 million and 6 finance leases with a lease liability of $3.6 million as of June 28, 2025. The terms and conditions of the leases are determined by the individual agreements. The leases do not contain residual value guarantees, restrictions, or covenants that could cause the Company to incur additional financial obligations. There are no related party lease transactions. There are no leases that have not yet commenced that could create significant rights and obligations for the Company.

The future payments (in millions) due under non-cancelable operating and finance leases as of June 28, 2025 are as follows:

	Operating	Finance
2025	$2.0	$0.4
2026	3.7	0.8
2027	3.3	0.8
2028	3.0	0.8
2029	2.6	0.6
thereafter	5.1	1.0
	19.7	4.4
Less effects of discounting	(2.3)	(0.8)
Lease liabilities recognized	$17.4	$3.6

As of June 28, 2025 the weighted average lease term for all operating and finance leases is 5.8 and 5.8 years, respectively. The weighted average discount rate associated with operating and finance leases was 6.4% and 6.8%, respectively.

Note H - Debt

On June 16, 2023, the Company entered into a credit agreement with the lending institutions named therein (the "Lenders"), TD Bank, N.A., as an LC issuer, the swing line lender and as the administrative agent, TD Securities (USA) LLC, as sole arranger and sole bookrunner, and Bank of America, N.A. and Wells Fargo Bank, National Association, as co-syndication agents  (the “Credit Agreement”), that included a $60 million term portion and a $30 million revolving commitment portion. In April 2025, the Company entered into an amendment to the Credit Agreement that increased the revolving commitment portion to $50 million.  The term loan portion of the credit facility requires quarterly principal payments of (i) $750,000 beginning on September 30, 2023 through June 30, 2025, (ii) $1,125,000 beginning on September 30, 2025 through June 30, 2027, and (iii) $1,500,000 beginning on September 30, 2027 through March 31, 2028, with the balance of the term loan payable on the maturity date of June 16, 2028. Amounts outstanding under the revolving portion of the credit facility are generally due and payable on the expiration date of the Credit Agreement (June 16, 2028). The Company can elect to prepay some or all of the outstanding balance from time to time without penalty. A commitment fee is payable on the unused portion of the revolving credit facility based on the Company’s consolidated ratio of net debt to adjusted EBITDA from time to time. Currently, the commitment fee is 0.25%. The Company has no borrowings outstanding under the revolving commitment portion of the credit facility as of June 28, 2025.

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

The Company’s loan covenants under the Credit Agreement require the Company to maintain a senior net leverage ratio not to exceed 3.5 to 1. In addition, the Company is required to maintain a fixed charge coverage ratio to be not less than 1.25 to 1. The Company was in compliance with all its covenants under the Credit Agreement on June 28, 2025, and through the date of filing this Form 10-Q.

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

Restricted stock unit awards may be granted to participants under the 2020 Plan with restrictions determined by the Compensation Committee of the Board.  During the first six months of fiscal 2025 and 2024, the Company granted stock awards with respect to 35,856 and 38,448 shares of Company common stock, respectively, that were subject to the meeting of performance measurements or time- based.  For the first six months of fiscal years 2025 and 2024, the Company used fair market value to determine the associated expense with stock awards.

Incentive stock options granted under the 2020 Plan must have exercise prices that are not less than 100% of the fair market value of the Company’s common stock on the dates the stock options are granted.  Under the 2020 Plan, non-qualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Board.  The Company issued 48,240 and 53,568 options during the first six months of fiscal 2025 and 2024, respectively.  For the first six months of fiscal 2025, the Company used several assumptions which included an expected term of three years, volatility deviation of 40.34% and a risk-free rate of 4.34% to determine the expense associated with options.  For the first six months of fiscal 2024, the Company used several assumptions which included an expected term of three years, volatility deviation of 38.30% and a risk-free rate of 4.51% to determine the expense associated with options.

Stock-based compensation expense (income), including forfeitures, in connection with SARs and stock awards previously granted to employees was approximately $147,000 and $(20,000) in the second quarter of 2025 and the second quarter of 2024, respectively, and was approximately $(6,000) and $414,000 in the first six months of fiscal years 2025 and 2024, respectively.

As of June 28, 2025, there were 874,096 shares of Company common stock reserved and available for future grant under the 2020 Plan.

The following tables set forth the outstanding stock options for the period specified:

	Six Months Ended		Year Ended
	June 28, 2025		December 30, 2024
	Units	Weighted Average Exercise Price	Units	Weighted Average Exercise Price
Outstanding at beginning of period	25,116	$28.18	13,000	$24.19
Issued	48,240	27.88	53,568	28.69
Expired	(1,500)	20.20	(9,000)	26.30
Exercised	-	-	(2,500)	20.20
Forfeited	(11,275)	28.61	(29,952)	28.69
Outstanding at end of period	60,581	28.06	25,116	28.18

SARs Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of June 28, 2025	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of June 28, 2025	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$27.88 - $28.69	60,581	4.5	$28.06	-	-	-

The following table set forth the outstanding stock awards for the period specified:

	Six Months Ended	Year Ended
	June 28, 2025	December 28, 2024
	Shares	Shares
Outstanding at beginning of period	39,592	89,400
Issued	35,856	38,448
Exercised	(4,579)	(38,534)
Forfeited	(18,834)	(49,722)
Outstanding at end of period	52,035	39,592

As of June 28, 2025, outstanding stock options and stock awards had an intrinsic value of $1,200,000.

Note J – Share Repurchase Program

On April 30, 2025, the Board had approved a new share repurchase program authorizing the Company to repurchase up to 400,000 shares of the Company’s common stock over a five-year term expiring in April 2030.   Current authorization for 200,000 shares expiring August 29, 2025.  The Company’s share repurchase program does not obligate it to acquire the Company’s common stock at any specific cost per share. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.  Below is a summary of the Company’s share repurchases during the second quarter of 2025 under the share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
April 30, 2025 - May 3, 2025	-	$-	-	400,000

May 4, 2025 - May 31, 2025	18,261	23.49	18,261	381,739

June 1, 2025 - June 28, 2025	12,701	23.15	12,701	369,038

Total	30,962	$23.35	30,962	369,038

Note K – Revenue Recognition

The Company’s revenues result from the sale of goods and services and reflect the consideration to which the Company expects to be entitled. The Company records revenues in accordance with FASB Topic 606, “Revenue from Contracts with Customers.”  The Company has defined purchase orders as contracts in accordance with ASC Topic 606. For its customer contracts, the Company identifies its performance obligations, which are delivering goods or services, determines the transaction price, allocates the contract transaction price to the performance obligations (when applicable), and recognizes the revenue when (or as) the performance obligation is transferred to the customer. A good or service is transferred when the customer obtains control of that good or service. The Company’s revenues are recorded at a point in time from the sale of tangible products. Revenues are recognized when products are shipped.

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

The total amount of unrecognized tax benefits could increase or decrease within the next 12 months for several reasons, including the closure of federal, state, and foreign tax years by expiration of the statute of limitations and the recognition and measurement considerations under FASB ASC Topic 740, “Income Taxes.”  There have been no significant changes to the value of unrecognized tax benefits during the six months ended June 28, 2025.

On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (“OBBBA”), which resulted in many tax extensions and other rule changes, including the following which we believe will have an effect on our tax provision in 2025 or 2026:

1.	Full expensing of U.S. research and development costs under Section 174A of the Internal Revenue Code;
2.	Retroactive expensing of unamortized U.S. research and development costs capitalized between 2022 and 2024; either all in 2025, or over two years in 2025 and 2026;
3.	Return of the Section 163(j) taxable income base excluding the deductions for depreciation and amortization in 2025 (change from “Tax EBIT” to “Tax EBITDA”);
4.	Decrease in the Section 250 deduction for Net CFC Tested Income (formerly GILTI) to 40% (from 50%) in 2026, instead of the scheduled decrease to 37.5% prior to the OBBBA;
5.	Decrease in the Section 250 deduction for foreign-derived income to 33.34% (from 37.5%) in 2026, instead of the scheduled decrease to 21.875% prior to the OBBBA; and.
6.	Increase in the foreign tax credit rate on Net CFC Tested Income (formerly GILTI) to 90% (from 80%), and a 10% disallowance on repatriation, in 2026.

The Company is currently evaluating the effect of the OBBBA on its future interim and annual financial statements. The Company’s deferred tax asset for U.S. research and development costs may reverse in subsequent financial statements, decreasing tax payable for a similar amount or increasing other tax attributes; and this research deduction may have an effect on the Section 163(j) limitation.  The Company is unable at this time to estimate the full impact of the OBBBA on its future interim and annual financial statements due to the complexity of the changes in the OBBBA and uncertainty regarding the effect of anticipated guidance from the U.S. Department of the Treasury.

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

Significant disclosures relating to these benefit plans for the second quarter and first six months of fiscal years 2025 and 2024 are as follows:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Service cost	$184,287	$178,004	$361,749	$356,007
Interest cost	987,679	966,704	1,938,776	1,933,406
Expected return on plan assets	(1,100,704)	(1,099,034)	(2,160,640)	(2,198,069)
Amortization of prior service cost	-	-	-	-
Amortization of the net loss	301,791	327,363	592,406	654,728
Net periodic benefit cost (benefit)	$373,053	$373,037	$732,291	$746,072

	Other Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Service cost	$2,206	$3,574	$4,331	$7,148
Interest cost	12,132	12,951	23,815	25,902
Expected return on plan assets	(4,963)	(4,684)	(9,743)	(9,368)
Amortization of prior service cost	(864)	1,060	(1,696)	2,120
Amortization of the net loss	(23,982)	(19,567)	(47,075)	(39,134)
Net periodic benefit gain	$(15,471)	$(6,666)	$(30,368)	$(13,332)

The Company’s funding policy with respect to its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations. In fiscal year 2025, the Company expects to make cash contributions to its qualified pension plans of approximately $2,900,000 and approximately $42,000 into its other postretirement plan. As of June 28, 2025, the Company has contributed $1,600,000 to its pension plans and $12,000 to its postretirement plan in fiscal year 2025 and expects to make the remaining contributions as required during the remainder of the fiscal year.

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

The Company made contributions to the 401(k) Plan as follows:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Regular matching contribution	$239,797	$261,993	$546,436	$547,556
Transitional credit contribution	18,622	21,964	42,487	50,870
Non-discretionary contribution	87,415	102,873	195,907	213,763
Total contributions for the period	$345,834	$386,830	$784,830	$812,189

Note N - Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which amends the reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of this new accounting guidance did not have a material effect on the Company’s disclosures within the consolidated financial statements.  The adoption of ASU 2023-07 expanded certain disclosures but did not have a material impact on our consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit disaggregated between domestic and foreign and (3) income tax expense or benefit from continuing operations disaggregated by federal, state, and foreign. The update also requires entities to disclose their income tax payments to various jurisdictions. This standard is effective for fiscal years beginning after December 15, 2024. We do not expect this new standard to have a significant impact on our disclosures.

The Company has implemented all new accounting pronouncements that are in effect and that could impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued, but are not yet effective, that might have a material impact on the consolidated financial statements of the Company.

Note O - Concentration of Risk

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk for the Company is its accounts receivable due from customers. The Company has established credit limits for customers and monitors their balances to mitigate the risk of loss. As of June 28, 2025, there was one significant concentration of credit risk with a customer that had receivables representing 17% of our net accounts receivable. This same customer represented 14% of the Company’s net accounts receivable as of December 28, 2024. The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable.

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

	Engineered Solutions Segment
	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024

Net Sales	$70,164,086	$72,564,231	$136,101,298	$139,798,820
Less:
Material cost	(37,051,351)	(36,074,003)	(71,561,763)	(70,976,809)
Labor cost	(3,507,414)	(4,405,029)	(7,522,727)	(8,162,714)
Other variable and fixed overhead¹	(13,242,419)	(13,629,004)	(25,557,721)	(25,964,345)
Gross Margin	16,362,902	18,456,195	31,459,087	34,694,952
Product development expense	(1,031,716)	(1,301,487)	(2,140,902)	(2,661,284)
Selling and administrative expenses	(12,188,736)	(11,140,681)	(22,534,931)	(22,261,047)
Operating Profit	$3,142,450	$6,014,027	$6,783,254	$9,772,621

¹ Other variable and fixed overhead items included in segment operating profit include manufacturing salaries, indirect labor, insurance, lease expense, depreciation, and other overhead expenses

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in the financial position and results of operations of The Eastern Company (together with its consolidated subsidiaries, the “Company,” “we,” “us” or “our”) for the three and six months ended June 28, 2025. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 28, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024, which was filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2025 (the “2024 Form 10-K”).

The Company’s fiscal year is a 52-53-week fiscal year ending on the Saturday nearest to December 31. References in this Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2025 (this “Form 10-Q”) to 2024, the 2024 fiscal year or fiscal 2024 mean the 52-week period ended on December 28, 2024, and references to 2025, the 2025 fiscal year or fiscal 2025 mean the 53-week period ending on January 3, 2026. In a 52-week fiscal year, each quarter has 13 weeks. References to the second quarter of 2024, the second fiscal quarter of 2024 or the three months ended June 29, 2024, mean the 13-week period from March 31, 2024 to June 29, 2024. References to the second quarter of 2025, the second fiscal quarter of 2025 or the three months ended June 28, 2025 mean the 13-week period from March 30, 2025 to June 28, 2025. References to the first six months of 2024 or the six months ended June 29, 2024 mean the period from December 31, 2023 to June 29, 2024.  References to the first six months of 2025 or the six months ended June 28, 2025 mean the period from December 29, 2024 to June 28, 2025.

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

Recent Developments

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) became law. Among other provisions, the OBBBA extends permanently, with modifications, tax provisions enacted as part of the 2017 Tax Cuts and Jobs Act and restores and makes permanent many business provisions, such as full expensing for research and development and capital investments. In addition, the OBBBA contains other new tax relief measures and various revenue raising measures. We are currently assessing the potential impact of the OBBBA on our business and financial results.

For the six months ended June 28, 2025, we have recovered most of the U.S. tariffs implemented in March 2025 through price increases.  However, the tariff environment has been dynamic over the last several months, with changes occurring on an ongoing basis, and it is likely that additional developments will occur over the next several months, particularly as the U.S. negotiates with trade partners.  While the long-term effects remain uncertain, we continue to closely monitor the evolving tariff environment which presents a mix of impacts, with the potential for higher pricing, as well as higher product and operating costs. See Part I, Item 1A, Risk Factors in the 2024 Form 10-K for a discussion regarding tariff-related risks.

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

In the third quarter of 2024, we determined that the Big 3 Mold business met the criteria to be held for sale and that the assets held for sale qualify for discontinued operations.  As such, the financial results of the Big 3 Mold business are reflected in our unaudited condensed consolidated statements of operations as discontinued operations for all periods presented. Additionally, current and non-current assets and liabilities of discontinued operations are reflected in the unaudited condensed consolidated balance sheets for both periods presented.  On April 30, 2025, the Company sold the equipment, workforce and customer list of the ISBM division of Big 3 Mold.

The following analysis excludes discontinued operations.

Net sales in the second quarter of 2025 decreased 3% to $70.2 million from $72.6 million in the corresponding period in 2024. The decrease in sales was due to lower sales of truck mirror assemblies of $3.5 million, offset by increased sales of latch and handle assemblies of $1.3 million.  Net sales in the first six months of 2025 decreased 3% to $136.1 million from $139.8 million in the corresponding period in 2024.  Sales decreased in the first six months of 2025 due to decreased sales of truck mirror assemblies of $7.0 million and latch and handle assemblies of $0.3 million, offset by increased sales of returnable transport packaging $3.6 million.

Our backlog as of June 28, 2025 decreased $20.1 million, or 19%, to $87.1 million from $107.3 million as of June 29, 2024, driven by decreased orders for returnable transport packaging products of $18.4 million and latch and handle assemblies of $1.3 million.

Net sales of existing products decreased 11% in the second quarter of 2025 and 8% in the first six months of 2025 compared to the corresponding periods in 2024.  New products increased net sales by 8% in the second quarter of 2025 and 6% in the first six months of 2025 compared to the corresponding periods in 2024.  New product sales included various truck mirror assemblies and handles.

Cost of products sold decreased $0.3 million in the second quarter of 2025 and less than $0.5 million in the first six months of 2025 compared to the corresponding period in 2024.   These decreases were due to lower sales volume.  Additionally, the Company paid tariff costs on China-sourced products of approximately $2.4 million in the second quarter of 2025 and $3.0 million in the first six months of 2025, compared to $0.6 million in the second quarter of 2024 and $1.2 million in the first six months of 2024.  Most tariffs on China-sourced products have been recovered through price increases.

Gross margin as a percentage of sales was 23.3% in the second quarter of 2025 and 23.1% in the first six months of 2025 compared to 25.4% and 24.8% in the corresponding period in 2024.  This decrease was primarily due to increased raw material costs incurred as we transitioned from customer-provided material to in-house sourcing on a mirror project.

Product development expenses decreased $0.3 million in the second quarter of 2025 and decreased $0.5 million in the first six months of 2025 compared to the corresponding periods in 2024. As a percentage of net sales, product development costs were 1.6% and 1.9% in the first six months of 2025 and 2024, respectively, as we continue to invest in new products at our businesses.

Selling, general and administrative expenses increased $1.0 million, or 9.4%, in the second quarter of 2025 compared to the corresponding period in 2024 due to $1.8 million of restructuring charges, offset by lower personnel costs of $0.2 million, amortization of $0.3 million, legal expenses of $0.1 million and other expenses of $0.3 million.  In connection with a reduction in workforce completed in the second quarter of 2025, the Company incurred aggregate charges of $1.8 million related to severance payments and other employee-related costs, and contract termination costs.  Selling, general and administrative expenses increased $0.3 million in the first six months due to $1.9 million of restructuring charges, offset by lower personnel costs of $1.0 million, amortization of $0.6 million and legal of $0.3 million.

Interest expense decreased $0.1 million in the second quarter of 2025 and $0.2 million in the first six months of 2025 compared to the corresponding period in 2024 due to lower principal balances, offset by higher interest rates.

Other income increased $0.1 million in the second quarter of 2025 and decreased $0.2 million in the first six months of 2025 compared to the corresponding periods in 2024. The increase in the second quarter and the decrease in first six months of 2025 are the result of gains on marketable equity securities offset by lower lease income.

Net income for the second quarter of fiscal 2025 was $2.0 million, or $0.33 per diluted share, compared to net income of $4.1 million, or $0.65 per diluted share, for the comparable period in 2024. In the first six months of 2025, net income was $4.2 million, or $0.69 per diluted share, compared to $6.4 million, or $1.02 per diluted share, for the comparable period in 2024.

A more detailed analysis of the Company’s results of operations and financial condition follows.

Results of Operations

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of operations as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	76.7%	74.6%	76.9%	75.2%
Gross margin	23.3%	25.4%	23.1%	24.8%
Product development expense	1.5%	1.8%	1.6%	1.9%
Selling and administrative expense	17.3%	15.3%	16.5%	15.9%
Operating Profit	4.5%	8.3%	5.0%	7.0%

The following table shows the change in sales and operating profit for the second quarter and first six months of 2025 compared to the second quarter and first six months of 2024 (dollars in thousands):

	Three Months	Six Months
	Ended	Ended
	June 28, 2025	June 28, 2025

Net Sales	$(2,400)	$(3,698)

Volume	(12.4)%	(8.7)%
Price	1.5%	0.3%
New products	7.6%	5.8%
	(3.3)%	(2.6)%

Operating Profit	$(2,872)	$(2,989)

Liquidity and Sources of Capital

The Company generated $1.9 million of cash from operations during the first six months of fiscal 2025 compared to generating $11.2 million during the first six months of fiscal 2024. Cash flow from operations in the first six months of 2025 was lower when compared to the corresponding period in 2024 primarily due to lower collections of receivables and lower liquidations of inventory, partially offset by increases in accounts payable.

Additions to property, plant, and equipment were $1.6 million and $2.8 million for the first six months of 2025 and 2024, respectively. As of June 28, 2025, there was approximately $1.2 million of outstanding commitments for capital expenditures.

The following table shows key financial ratios at dates specified:

	June 28, 2025	June 29, 2024	Fiscal Year 2024
Current Ratio	2.7	2.6	2.6
Average days' sales in accounts receivables	54	55	48
Inventory Turnover	3.9	3.8	3.7
Total debt to shareholders' equity	29.3%	31.1%	37.9%

The following table shows important liquidity measures as of the balance sheet date for each specified period or for the period, as applicable (in millions):

	June 28, 2025	June 29, 2024	December 28, 2024
Held in the United States	7.7	10.4	12.8
Held by a foreign subsidiary	1.4	1.3	2.0
	9.1	11.7	14.8

	Six Months Ended June 28, 2025	Six Months Ended June 29, 2025	Fiscal Year Ended December 28, 2025

Working capital	67.5	72.8	67.9
Net cash (used) provided by operating activities	1.9	10.3	19.4
Change in working capital impact on net cash (used) provided by operating activities	(6.9)	10.3	7.8
Net cash used by investing activities	1.8	(3.3)	(7.9)
Net cash used by financing activities	(9.8)	(3.4)	(4.8)

Inventories of $54.1 million as of June 28, 2025 declined by $1.1 million, or 2.0%, when compared to $55.2 million at the end of fiscal year 2024 and declined $2.8 million, or 4.9%, when compared to $56.9 million at the end of the second quarter of fiscal 2024. Accounts receivable, less allowances, were $40.2 million as of June 28, 2025, as compared to $35.5 million at 2024 fiscal year end and $42.3 million at the end of the second quarter of fiscal 2024.

On June 16, 2023, the Company entered into a credit agreement with the lending institutions named therein (the "Lenders"), TD Bank N.A., the swing line lender and as the administrative agent, TD Securities (USA) LLC, as sole arranger and sole bookrunner, and Bank of America, N.A. and Wells Fargo Bank, National Association, as co-syndication agents (the “Credit Agreement”), and incurred indebtedness under the Credit Agreement in the aggregate principal amount of $60 million in the form of a term loan.  The Credit Agreement also included a $30 million revolving commitment portion, which was increased to $50 million through an amendment to the Credit Agreement in April 2025.  See Note H Debt, for additional information regarding the terms of the Credit Agreement, including repayment terms, interest rates, and applicable loan covenants. Under the terms of the Credit Agreement, the Company is subject to restrictive covenants that limit our ability to, among other things, incur additional indebtedness, pay dividends, or make other distributions, and consolidate, merge, sell or otherwise dispose of assets, as well as financial covenants that require us to maintain a fixed charge coverage ratio and a maximum senior net leverage ratio.  These covenants may limit how we conduct our business, and in the event of certain defaults, our repayment obligations may be accelerated.

We were in compliance with all of our covenants as June 28, 2025 and had no borrowings under the revolving commitment portion of the credit facility as of such date. The Company has $50 million available on its revolving line of credit as of such date.

Cash, cash flow from operating activities and funds available under the revolving credit portion of the Credit Agreement are expected to be sufficient to cover future foreseeable working capital requirements in the short-term (i.e., the next 12 months from June 28, 2025) and separately in the long-term (i.e., beyond the next 12 months). However, the Company cannot provide any assurances of the availability of future financing or the terms on which it might be available. In addition, the interest rate on borrowings under the Credit Agreement varies based on our senior net leverage ratio, and the Credit Agreement requires us to maintain a senior net leverage ratio not to exceed 3.50 to 1 and a fixed charge coverage ratio to be not less than 1.25 to 1. A decrease in earnings due to the impact of current economic conditions and inflationary pressures or the resulting harm to the financial condition of our customers, or an increase in indebtedness incurred to offset such a decrease in earnings, would have a negative impact on our senior net leverage ratio and our fixed charge coverage ratio, which in turn would increase the cost of borrowing under the Credit Agreement and could cause us to fail to comply with the covenants under our Credit Agreement.

In addition to funding capital requirements, we may use available cash to pay down our indebtedness, to make investments, which may include investments in publicly traded securities, or to make acquisitions that we believe will complement or expand our existing businesses.

As of the end of the second quarter of 2025, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Reconciliation of Non-GAAP Measures

Adjusted Net Income from Continuing Operations and Adjusted Earnings per Share from Continuing Operations Calculation

For the Three and Six Months ended June 28, 2025 and June 29, 2024

($000's)

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net income from continuing operations as reported per generally accepted accounting principles (GAAP)	$2,035	$4,070	$4,203	$6,411

Earnings per share from continuing operations as reported under generally accepted accounting principles (GAAP):

Basic	$0.33	$0.65	$0.69	$1.03
Diluted	$0.33	$0.65	$0.69	$1.02

Adjustments:

Restructuring (a)	1,822	-	1,887	-

Non-GAAP tax impact of adjustments (1)	(385)	-	(398)	-

Total adjustments (Non-GAAP)	1,437	-	1,489	-

Adjusted net income from continuing operations (Non-GAAP)	$3,472	$4,070	$5,692	$6,411

Adjusted earnings per share from continuing operations (Non-GAAP):

Basic	$0.57	$0.65	$0.93	$1.03
Diluted	$0.57	$0.65	$0.93	$1.02

(1)  We estimate the tax effect of the items identified to determine a non-GAAP annual effective tax rate applied to the pre-tax amount in order to calculate the non-GAAP provision for income taxes.

(a)  consists of personnel related and facility costs

Reconciliation of Non-GAAP Measures

Adjusted EBITDA Calculation

For the Three and Six Months ended June 28, 2025 and June 29, 2024

($000's)

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024

Net income from continuing operations as reported per generally accepted accounting principles (GAAP)	$2,035	$4,070	$4,203	$6,411

Interest expense	637	747	1,331	1,507
Provision for income taxes	546	1,176	1,125	1,844
Depreciation and amortization	1,695	1,965	3,178	3,742
Restructuring (a)	1,822	-	1,887	-
Adjusted EBITDA from continuing operations (non-GAAP)	$6,735	$7,958	$11,724	$13,504

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of the Company’s status as a smaller reporting company pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is not required to provide information under this Item 3.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of June 28, 2025, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Exchange Act Rule 13a-15.  As defined in Exchange Act Rules 13a-15(e) and 15d-15(e), “the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”

The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO have concluded that these controls and procedures are effective at the “reasonable assurance” level as of June 28, 2025.

Changes in Internal Control Over Financial Reporting:

During the period covered by this Form 10-Q, there were no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company is a party to various legal proceedings from time to time related to its normal business operations. As of the end of the quarter ended June 28, 2025, the Company does not have any material pending legal proceedings, other than as set forth in Part I, Item 3, Legal Proceedings, of the 2024 Form 10-K, or any material legal proceedings known to be contemplated by governmental authorities.

ITEM 1A – RISK FACTORS

The Company’s business is subject to several risks, some of which are beyond its control. In addition to the other information set forth in this Form 10-Q, the Company’s shareholders should carefully consider the risk factors discussed in Part I, Item 1A, Risk Factors, of the 2024 Form 10-K. These risk factors could have a material adverse effect on the Company’s business, results of operations, financial condition and/or liquidity and could cause our operating results to vary significantly from period to period. As of June 28, 2025, there have been no material changes to the risk factors disclosed in the 2024 Form 10-K. The Company may disclose changes to such risk factors or disclose additional risk factors from time to time in its future filings with the SEC. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition, or operating results.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 30, 2025, the Board had approved a share repurchase program authorizing the Company to repurchase up to 400,000 shares of the Company’s common stock through April 2030. Current authorization for 200,000 shares expiring August 29, 2025. The Company’s share repurchase program does not obligate it to acquire the Company’s common stock at any specific cost per share. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.  Below is a summary of the Company’s share repurchases during the second quarter of 2025 under the share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
March 30, 2025 - May 3, 2025	-	$-	-	400,000

May 4, 2025 - May 31, 2025	18,261	23.49	18,261	381,739

June 1, 2025 - June 28, 2025	12,701	23.15	12,701	369,038

Total	30,962	$23.35	30,962	369,038

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

(a) None.

(b) None.

(c) During the second quarter of 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1trading arrangement” or “non-Rule 10b5-1trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.2)	Amendment No. 4. to Credit Agreement, dated as of May 15, 2025, by and among the Company as borrower, the lenders from time to time party thereto, and TD Bank, N.A., as administrative agent

31)	Certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32)	Certifications pursuant to Rule 13a-14(b) and 18 USC 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101)

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 28, 2025 and June 29, 2024; (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 28, 2025, and June 29, 2024; (iii) Condensed Consolidated Balance Sheets (Unaudited) as of June 28, 2025 and December 28, 2024; (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 28, 2025 and June 29, 2024 and (iv) Notes to Condensed Consolidated Financial Statements (Unaudited).**

104)	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101). **

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE EASTERN COMPANY
(Registrant)
DATE: August 5, 2025	/s/ Ryan Schroeder
Ryan Schroeder President and Chief Executive Officer

DATE: August 5, 2025	/s/ Nicholas Vlahos
Nicholas Vlahos Vice President and Chief Financial Officer

