Form 10-Q
period 2025-09-27
EASTERN CO
filed 2025-11-04
CIK 31107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 27, 2025

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

As of September 27, 2025, 6,068,650 shares of the registrant’s common stock, no par value per share, were issued and outstanding.

The Eastern Company

Form 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2025

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

THE EASTERN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales	$55,336,452	$71,274,757	$191,437,750	$206,068,490
Cost of products sold	(42,971,012)	(53,085,087)	(147,613,222)	(154,161,980)
Gross margin	12,365,440	18,189,670	43,824,528	51,906,510

Product development expense	(995,771)	(1,077,930)	(3,136,673)	(3,739,214)
Selling and administrative expenses	(9,646,956)	(10,316,788)	(32,181,886)	(31,014,022)
Operating profit	1,722,713	6,794,952	8,505,969	17,153,274

Interest expense	(688,425)	(709,680)	(2,019,365)	(2,049,655)
Other expenses, net	(157,640)	(82,703)	(282,136)	(92,415)
Income from continuing operations before income taxes	876,648	6,002,569	6,204,468	15,011,204

Income tax expense	(297,712)	(1,333,771)	(1,422,414)	(3,335,489)
Net income from continuing operations	$578,936	$4,668,798	$4,782,054	$11,675,715

Discontinued Operations (see Note B)
Loss from operations of discontinued unit	$-	$(766,990)	$(520,006)	$(2,750,844)
(Loss) gain on classification as held for sale	-	(23,087,775)	2,016,696	(23,087,775)
Income tax benefit (expense)	-	3,888,522	(315,951)	4,320,904
Net (Loss) income on discontinued operations	$-	$(19,966,243)	$1,180,739	$(21,517,715)

Net income (loss)	$578,936	$(15,297,445)	$5,962,793	$(9,842,000)

Earnings per share from continuing operations:
Basic	$0.10	$0.75	$0.78	$1.88

Diluted	$0.10	$0.75	$0.78	$1.87

(Loss) earnings per share from discontinued operations:
Basic	$-	$(3.22)	$0.19	$(3.46)

Diluted	$-	$(3.21)	$0.19	$(3.45)

Total earnings (loss) per share:
Basic	$0.10	$(2.47)	$0.97	$(1.58)

Diluted	$0.10	$(2.46)	$0.97	$(1.58)

Cash dividends per share:	$0.11	$0.11	$0.33	$0.33

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net income (loss)	$578,936	$(15,297,445)	$5,962,793	$(9,842,000)
Other comprehensive income (loss):

Change in foreign currency translation	19,779	(120,191)	417,372	(527,862)

Change in fair value of foreign currency swap	238,515	(355,123)	985,718	(412,382)

Change in pension and postretirement benefit costs, net of taxes of:
2025 - $60,963 and $182,888 respectively; 2024 - $71,355 and $214,065 respectively	205,727	237,501	617,181	718,338
Total other comprehensive income (loss)	464,021	(237,813)	2,020,271	(221,906)
Comprehensive income (loss)	$1,042,957	$(15,535,258)	$7,983,064	$(10,063,906)

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 27, 2025	December 28, 2024
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$9,227,940	$14,010,388
Marketable securities	-	2,051,301
Accounts receivable, less allowances: 2025 - $584,372; 2024 - $530,560	30,008,422	35,515,632
Inventories	56,766,191	55,209,598
Current portion of notes receivable	100,643	286,287
Prepaid expenses and other assets	4,468,683	3,477,717
Current assets held for sale	-	5,071,828
Total Current Assets	100,571,879	115,622,751

Property, Plant and Equipment	59,040,146	56,320,688
Accumulated depreciation	(32,510,699)	(28,810,628)
Property, Plant and Equipment, Net	26,529,447	27,510,060

Goodwill	58,596,177	58,509,384
Trademarks	3,816,720	3,946,455
Patents and other intangibles net of accumulated amortization	7,165,804	8,765,612
Long term notes receivable, less current portion	33,201	162,102
Deferred Income Taxes	6,611,518	6,611,518
Right of Use Assets	16,649,014	14,180,865
Other Long Term Assets	75,980	-
Total Other Assets	92,948,414	92,175,936

TOTAL ASSETS	$220,049,740	$235,308,747

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	September 27, 2025	December 28, 2024
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$17,359,215	$19,650,970
Accrued compensation	4,597,276	5,478,581
Other accrued expenses	2,856,321	9,577,019
Current portion of operating lease liability	3,782,516	3,072,668
Current portion of finance lease liability	737,032	761,669
Current portion of long-term debt	4,297,585	3,603,935
Other current liabilities	-	505,376
Current liabilities held for sale	-	2,144,573
Total Current Liabilities	33,629,945	44,794,791

Operating lease liability, less current portion	12,869,598	11,108,197
Finance lease liability, less current portion	2,691,010	3,052,073
Long-term debt, less current portion	31,044,907	38,640,576
Accrued postretirement benefits	420,157	410,476
Accrued pension cost	14,565,285	16,064,840
Other long-term liabilities	546,395	546,395

Total Liabilities	95,767,297	114,617,348

Shareholders’ Equity
Voting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Nonvoting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Common Stock, no par value, Authorized: 50,000,000 shares	36,042,381	35,443,009
Issued: 9,170,470 shares as of 2025 and 9,146,996 shares as of 2024
Outstanding: 6,068,650 shares as of 2025 and 6,163,138 shares as of 2024
Treasury Stock: 3,101,820 shares as of 2025 and 2,983,858 shares as of 2024	(29,313,460)	(26,338,309)
Retained earnings	137,492,223	133,545,670
Accumulated other comprehensive loss:
Foreign currency translation	(1,859,218)	(2,276,590)
Unrealized gain (loss) on foreign currency swap, net of tax	480,342	(505,376)
Unrecognized net pension and postretirement benefit costs, net of tax	(18,559,825)	(19,177,005)
Accumulated other comprehensive loss	(19,938,701)	(21,958,971)
Total Shareholders’ Equity	124,282,443	120,691,399
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$220,049,740	$235,308,747

See accompanying notes.

THE EASTERN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 27, 2025	September 28, 2024
Operating Activities
Net income (loss)	$5,962,793	$(9,842,000)
Less: Gain (Loss) from discontinued operations	1,180,739	(21,517,715)
Income from continuing operations	$4,782,054	$11,675,715
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,846,679	4,266,038
Reduction in carrying amount of ROU assets	2,200,274	2,418,801
Unrecognized pension and postretirement benefits	(689,806)	(353,257)
Loss on sale of equipment and other assets	176,254	53,311
Provision for doubtful accounts	17,000	(24,570)
Stock compensation expense	599,372	913,775
Changes in operating assets and liabilities:
Accounts receivable	8,050,261	(11,739,823)
Inventories	(722,705)	300,720
Prepaid expenses and other	(387,479)	2,874,825
Other assets	214,725	(236,934)
Accounts payable	(3,274,997)	693,653
Accrued compensation	(906,067)	(190,904)
Change in operating lease liability	(2,200,274)	(2,418,801)
Other accrued expenses	(7,683,977)	115,403
Net cash provided by operating activities	5,021,314	8,347,952

Investing Activities
Marketable securities	2,222,059	(999,960)
Business Acquisition	(421,039)	-
Payments received from notes receivable	14,545	470,937
Proceeds from sale of discontinued operations	1,593,646	-
Proceeds from sale of equipment	800	18,925
Purchases of property, plant, and equipment	(1,643,885)	(7,634,265)
Net cash provided by (used in) investing activities	1,766,126	(8,144,363)

Financing Activities
Principal payments on long-term debt	(7,044,065)	(2,365,500)
Proceeds(payments) on short term borrowings (revolver)	-	3,000,000
Financing leases, net	(592,699)	2,819,262
Purchase common stock for treasury	(2,975,152)	(1,916,130)
Dividends paid	(2,016,239)	(2,050,933)
Net cash used in financing activities	(12,628,155)	(513,301)

Discontinued Operations
Cash provided by operating activities	-	411,778
Cash used in investing activities	-	(217,101)
Cash provided by discontinued operations	-	194,677

Effect of exchange rate changes on cash	225,126	(67,874)
Net change in cash and cash equivalents	(5,615,589)	(182,909)

Cash and cash equivalents at beginning of period	14,843,529	8,299,453
Cash and cash equivalents at end of period	$9,227,940	$8,116,544

Supplemental disclosure of cash flow information:
Interest	$2,110,688	$2,443,448
Income taxes	2,078,175	3,945,295

Non-cash investing and financing activities
Right of use asset	4,552,886	2,418,801
Lease liability	(4,016,861)	(462,004)

See accompanying notes

THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 27, 2025

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

The Company’s fiscal year is a 52-53-week fiscal year ending on the Saturday nearest to December 31. References in this Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2025 (this “Form 10-Q”) to 2024, the fiscal year 2024 or fiscal 2024 mean the 52-week period ended on December 28, 2024, and references to 2025, fiscal year 2025 or fiscal 2025 mean the 53-week period ending on January 3, 2026. In a 52-week fiscal year, each quarter has 13 weeks. In a 53-week fiscal year, the first three quarters each have 13 weeks, and the fourth quarter has 14 weeks.  References to the third quarter of 2024, the third fiscal quarter of 2024 or the three months ended September 28, 2024 mean the 13-week period from June 30, 2024 to September 28, 2024. References to the third quarter of 2025, the third fiscal quarter of 2025 or the three months ended September 27, 2025, mean the 13-week period from June 29, 2025 to September 27. 2025. References to the first nine months of 2024 or the nine months ended September 28, 2024 mean the period from December 31, 2023 to September 28, 2024. References to the first nine months of 2025 or the nine months ended September 27, 2025 mean the period from December 29, 2024 to September 27, 2025.

Certain amounts in the 2024 financial statements have been reclassified to conform with the 2025 presentation with no impact or change to previously reported net income or shareholders’ equity. See Note B, Discontinued Operations, for additional information.

Note B – Discontinued Operations

In the third quarter of 2024, we determined that the business of Big 3 Precision Mold Services, Inc. (“Big 3 Mold”) met the criteria to be held for sale and that the assets held for sale qualified for discontinued operations. As such, the financial results of the Big 3 Mold business are reflected in our unaudited condensed consolidated statements of operations as discontinued operations for all periods presented.  Additionally, current and non-current assets and liabilities of discontinued operations are reflected in the unaudited condensed consolidated balance sheets for both periods presented.

On April 30, 2025, the Company sold the equipment, workforce and customer list of the ISBM division of Big 3 Mold.  ISBM, which is located in Centralia, Illinois, is an injection stretch blow mold toolmaker.

Summarized Financial Information of Discontinued Operations

The following table represents (loss) income from discontinued operations, net of tax, for the periods presented:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$-	$3,360,405	$1,670,208	$9,647,649
Cost of products sold	-	(2,804,743)	(1,653,484)	(8,402,175)
Gross margin	-	555,662	16,724	1,245,474

Selling and administrative expenses	-	(1,145,232)	(388,848)	(3,483,904)
(Loss) income from disposal of discontinued operations	-	(23,087,775)	2,016,696	(23,087,775)
Operating (loss) income	-	(23,677,345)	1,644,572	(25,326,205)

Interest expense	-	(177,420)	(147,882)	(512,414)
(Loss) income from discontinued operations before income taxes	-	(23,854,765)	1,496,690	(25,838,619)

Income tax benefit (expense)	-	3,888,522	(315,951)	4,320,904
(Loss) income from discontinued operations, net of tax	$-	$(19,966,243)	$1,180,739	$(21,517,715)

The following table represents the assets and liabilities of discontinued operations as of the dates presented:

	September 27, 2025	December 28, 2024
	(unaudited)
Cash	$-	$833,141
Accounts receivable	-	2,533,357
Inventory	-	784,485
Prepaid expenses	-	789,438
Right of use assets	-	131,407
Total assets of discontinued operations	$-	$5,071,828

Current assets of discontinued operations¹	$-	$5,071,828
Total assets of discontinued operations	$-	$5,071,828

Accounts payable	$-	$756,842
Accrued compensation and other accrued expenses	-	1,242,812
Current portion of lease liability	-	128,670
Other long-term liabilities	-	16,249
Total liabilities of discontinued operations	$-	$2,144,573

Current liabilities of discontinued operations¹	$-	$2,144,573
Total liabilities of discontinued operations	$-	$2,144,573

 ¹ The total assets and liabilities of discontinued operations are presented as current in the December  28, 2024 balance sheet as we sold the discontinued operations and collect proceeds within one year.

Note C – Earnings Per Share

The denominators used to calculate earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Basic:
Weighted average shares outstanding	6,075,213	6,203,753	6,109,117	6,217,342

Diluted:
Weighted average shares outstanding	6,075,213	6,203,753	6,109,117	6,217,342
Dilutive stock appreciation rights	7,953	25,374	7,953	25,374
Denominator for diluted earnings per share	6,083,166	6,229,127	6,117,070	6,242,716

Note D – Fair Value of Instruments

The following table presents the effect of the Company’s derivative instruments designated as cash flow hedges under Accounting Standards Codification (“ASC”) Topic 815, “Hedge Accounting Improvements,” in its unaudited Condensed Consolidated Statements of Operations for the nine months ended September 27, 2025:

Derivative Instruments	Amount of Gain Recognized in Accumulated Other Comprehensive Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Income into Earnings	Location in Condensed Consolidated Statement of Income
Designated foreign currency hedge contracts	$480,342	$(284,130)	Cost of products sold

ASC 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. The Company determines the fair value of its derivative instruments using the framework prescribed by ASC 820, “Fair Value Measurements and Disclosures,” by considering the estimated amount it would receive or pay to sell or transfer these instruments at the reporting date. Generally, the Company uses inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of September 27, 2025, the Company classified its derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC 815, as discussed below, because these observable inputs are available for substantially the full term of its derivative instruments.

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

The following tables present the fair value of the Company’s derivative instruments as they appear in its Condensed Consolidated Balance Sheets as of September 27, 2025, and December 28, 2024:

	Location in Condensed Consolidated Balance Sheets	As of September 27, 2025	As of December 28, 2024
Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$404,362	$-

Designated foreign currency hedge contracts	Other long-term assets	$75,980	$-

Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$-	$505,376

Note E – Inventories

Inventories consist of the following components:

	September 27, 2025	December 28, 2024

Raw material and component parts	$21,664,590	$21,070,522
Work in process	7,321,215	7,120,460
Finished goods	27,780,386	27,018,616
Total inventories	$56,766,191	$55,209,598

Note F - Goodwill

The aggregate carrying amount of goodwill is approximately $58.6 million as of September 27, 2025. No impairment was recognized in the third quarter of 2025.

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

Note G – Leases

The Company presents right-of-use (ROU) assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months, in accordance with the Financial Accounting Staoard (“FASB”) Accounting Standards Update (“ASU”) 2016-02, “Leases”. The Company accounts for non-lease components as part of the lease component to which they relate. Lease accounting involves significant judgements, including making estimates related to the lease term, lease payments, and discount rate.

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

Currently, the Company has 17 operating leases with lease liabilities of $16.7 million and 6 finance leases with lease liabilities of $3.4 million as of September 27, 2025. The terms and conditions of the leases are determined by the individual agreements. The leases do not contain residual value guarantees, restrictions, or covenants that could cause the Company to incur additional financial obligations. There are no related party lease transactions. There are no leases that have not yet commenced that could create significant rights and obligations for the Company.

The future payments (in millions) due under non-cancelable operating and finance leases as of September 27, 2025 are as follows:

	Operating	Finance
2025	$1.0	$0.2
2026	3.7	0.8
2027	3.3	0.8
2028	3.0	0.7
2029	2.6	0.7
thereafter	5.1	1.0
	18.7	4.2
Less effects of discounting	(2.0)	(0.8)
Lease liabilities recognized	$16.7	$3.4

As of September 27, 2025 the weighted average lease term for all operating and finance leases is 5.6 and 5.6 years, respectively. The weighted average discount rate associated with operating and finance leases was 6.8% and 6.4%, respectively.

Note H – Debt

On June 16, 2023, the Company entered into a credit agreement with the lending institutions named therein, TD Bank, N.A., as an LC issuer, the swing line lender and as the administrative agent, TD Securities (USA) LLC, as sole arranger and sole bookrunner, and Bank of America, N.A. and Wells Fargo Bank, National Association, as co-syndication agents  (the “TD Bank Credit Agreement”), that included a $60 million term portion and a $30 million revolving commitment portion. In April 2025, the Company entered into an amendment to the Credit Agreement that increased the revolving commitment portion to $50 million.  The term loan portion of the credit facility required quarterly principal payments of (i) $750,000 beginning on September 30, 2023 through June 30, 2025, (ii) $1,125,000 beginning on September 30, 2025 through June 30, 2027, and (iii) $1,500,000 beginning on September 30, 2027 through March 31, 2028, with the balance of the term loan payable on the maturity date of June 16, 2028. Amounts outstanding under the revolving portion of the credit facility were generally due and payable on the expiration date of the TD Bank Credit Agreement (June 16, 2028). The Company could elect to prepay some or all of the outstanding balance from time to time without penalty. A commitment fee was payable on the unused portion of the revolving credit facility based on the Company’s consolidated ratio of net debt to adjusted EBITDA from time to time. The commitment fee was 0.25% as of September 27, 2025. The Company had no borrowings outstanding under the revolving commitment portion of the credit facility as of September 27, 2025.

The term loan bears interest at a variable rate based on the Term Secured Overnight Financing Rate (“SOFR”), plus an adjustment of ten basis points, plus an applicable margin of 1.875% to 2.625%, depending on the Company’s senior net leverage ratio. Borrowings under the revolving portion bore interest at a variable rate based on, at the Company’s election, a base rate plus an applicable margin of 0.875% to 1.625% or SOFR, plus an adjustment of ten basis points, plus an applicable margin of 1.875% to 2.625%, with such margins determined based on the Company’s senior net leverage ratio. The Company’s obligations under the TD Bank Credit Agreement were secured by a lien on certain of the Company’s and its subsidiaries’ assets pursuant to a Pledge and Security Agreement, dated as of June 16, 2023, with TD Bank N.A., as administrative agent.

The Company’s loan covenants under the TD Bank Credit Agreement required the Company to maintain a senior net leverage ratio not to exceed 3.5 to 1. In addition, the Company was required to maintain a fixed charge coverage ratio to be not less than 1.25 to 1. Following the end of the third quarter of 2025, the Company terminated the TD Bank Credit Agreement and entered into a new credit agreement, as discussed further below.  The Company was in compliance with all its covenants under the TD Bank Credit Agreement on September 27, 2025 and through the date of such termination.

New Credit Agreement

On October 28, 2025, the Company entered into a credit agreement with the lenders from time to time party thereto, and Citizens Bank, N.A., as the administrative agent, as an LC issuer, and as the swing line lender (the “Citizens Credit Agreement”).

The Citizens Credit Agreement provides for the extension of credit to the Company in the form of revolving loans, swing line loans and letters of credit, at any time and from time to time during the term of the Citizens Credit Agreement. The Citizens Credit Agreement provides the Company with a $100 million five-year senior secured revolving credit facility.

Revolving loans under the Citizens Credit Agreement bear interest, at the election of the Company, at (a) term SOFR for a tenor equivalent to the applicable interest period, subject to a 0% floor, plus an applicable margin varying from 1.375% to 2.125% based on the Company’s Senior Net Leverage Ratio (as defined in the Citizens Credit Agreement) from time to time (such loans being referred to as “SOFR Loans”), (b) an alternate base rate equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50% per annum, and (iii) the daily term SOFR for a one-month interest period (“Daily SOFR”) plus 1.00%, in each case subject to a 0% floor, plus an applicable margin varying from 0.375% to 1.125% based on the Company’s Senior Net Leverage Ratio (such loans being referred to as “ABR Loans”), or (C) Daily SOFR, subject to a 0% floor, plus an applicable margin varying from 1.375% to 2.125% based on the Company’s Senior Net Leverage Ratio (such loans being referred to as “Daily SOFR Loans”). Swing line loans under the Citizens Credit Agreement bear interest at the alternate base rate plus the margin applicable to ABR Loans, as described above. Currently, the Company’s margin is 1.375% for SOFR Loans. Interest on SOFR Loans is payable on the last day of each interest period, and if the interest period is longer than three months, on each successive three-month anniversary of the commencement of the interest period. Interest on ABR Loans and Daily SOFR Loans is payable quarterly in arrears on the last business day of each of March, June, September and December.

Amounts outstanding under the Citizens Credit Agreement are generally due and payable on the expiration date of the Citizens Credit Agreement (October 28, 2030) or the earlier termination of the revolving commitments thereunder.  The Company can elect to prepay some or all of the outstanding balance from time to time without penalty.

The Citizens Credit Agreement requires the Company to comply with various covenants, including among other things, financial covenants to maintain a senior net leverage ratio not to exceed 3.50 to 1.00, subject to a temporary step-up to 4.00 to 1 upon consummation of a material acquisition, and an interest coverage ratio not less than 3.00 to 1.00. The Company was in compliance with all its covenants under the Citizens Credit Agreement at all times from entry into the Citizens Credit Agreement through the date of filing this Form 10-Q.

The Company’s obligations under the Citizens Credit Agreement are guaranteed by certain of the Company’s subsidiaries and are secured by a lien on substantially all assets of the Company and its subsidiaries. The Company has $64 million available on its line of credit under the Citizens Credit Agreement as of the date of filing this Form 10-Q.

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

Restricted stock unit awards may be granted to participants under the 2020 Plan with restrictions determined by the Compensation Committee of the Board.  During the first nine months of fiscal 2025 and 2024, the Company granted stock awards with respect to 37,728 and 38,448 shares of Company common stock, respectively, that were subject to the meeting of performance measurements or time- based.  For the first nine months of fiscal years 2025 and 2024, the Company used fair market value to determine the associated expense with stock awards.

Incentive stock options granted under the 2020 Plan must have exercise prices that are not less than 100% of the fair market value of the Company’s common stock on the dates the stock options are granted.  Under the 2020 Plan, non-qualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Board.  The Company issued 50,688 and 53,568 options during the first nine months of fiscal 2025 and 2024, respectively.  For the first nine months of fiscal 2025, the Company used several assumptions which included an expected term of three years, volatility deviation of 42.54% and 40.34% and a risk-free rate of 3.73% and 4.34% to determine the expense associated with options.  For the first nine months of fiscal 2024, the Company used several assumptions which included an expected term of three years, volatility deviation of 38.30% and a risk-free rate of 4.51% to determine the expense associated with options.

Stock-based compensation expense, including forfeitures, in connection with stock options and stock awards previously granted to employees was approximately $138,000 and $168,000 in the third quarter of 2025 and the third quarter of 2024, respectively, and was approximately $132,000 and $582,000 in the first nine months of fiscal years 2025 and 2024, respectively.

As of September 27, 2025, there were 783,232 shares of Company common stock reserved and available for future grant under the 2020 Plan.

The following tables set forth the outstanding stock options for the period specified:

	Nine Months Ended		Year Ended
	September 27, 2025		December 28, 2024
	Units	Weighted Average Exercise Price	Units	Weighted Average Exercise Price
Outstanding at beginning of period	25,116	$28.18	13,000	$24.19
Issued	50,688	27.57	53,568	28.69
Expired	(1,500)	20.20	(9,000)	26.30
Exercised	-	-	(2,500)	20.20
Forfeited	(13,717)	28.51	(29,952)	28.69
Outstanding at end of period	60,587	27.80	25,116	28.18

Stock Options Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of September 27, 2025	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of September 27, 2025	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$21.52 - $28.69	60,587	4.2	$27.80	-	-	-

The following table sets forth the outstanding stock awards for the period specified:

	Nine Months Ended	Year Ended
	September 27, 2025	December 28, 2024
	Shares	Shares
Outstanding at beginning of period	39,592	89,400
Issued	37,728	38,448
Exercised	(4,579)	(38,534)
Forfeited	(20,844)	(49,722)
Outstanding at end of period	51,897	39,592

As of September 27, 2025, outstanding stock options and stock awards had an intrinsic value of $1,283,000.

Note J – Share Repurchase Program

On April 30, 2025, the Board approved a share repurchase program authorizing the Company to repurchase up to 400,000 shares of the Company’s common stock over a five-year term expiring in April 2030.  The Company’s share repurchase program does not obligate it to acquire the Company’s common stock at any specific cost per share. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.  Below is a summary of the Company’s share repurchases during the third quarter of 2025 under the share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
June 29, 2025 – August 2, 2025	20,155	$23.44	20,155	348,883

August 3, 2025 – August 30, 2025	16,258	23.31	16,258	332,625

August 31, 2025 – September 27, 2025	-	-	-	332,625

Total	36,413	$23.38	36,413	332,625

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

The total amount of unrecognized tax benefits could increase or decrease within the next 12 months for several reasons, including the closure of federal, state, and foreign tax years by expiration of the statute of limitations and the recognition and measurement considerations under FASB ASC Topic 740, “Income Taxes.”  There have been no significant changes to the value of unrecognized tax benefits during the nine months ended September 27, 2025.

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

The Company is currently evaluating the effect of the OBBBA on its future interim and annual financial statements. The Company’s deferred tax asset for U.S. research and development costs may reverse in subsequent financial statements, decreasing tax payable for a similar amount or increasing other tax attributes; and this research deduction may have an effect on the Section 163(j) limitation.  The Company is unable at this time to estimate the full impact of the OBBBA on its future interim and annual financial statements due to the complexity of the changes in the OBBBA, the elective nature of certain OBBBA tax benefits, and potential future guidance from the U.S. Department of the Treasury.

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

Significant disclosures relating to these benefit plans for the third quarter and first nine months of fiscal years 2025 and 2024 are as follows:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Service cost	$180,873	$178,003	$542,622	$534,010
Interest cost	969,386	966,701	2,908,162	2,900,107
Expected return on plan assets	(1,080,317)	(1,099,034)	(3,240,957)	(3,297,103)
Amortization of the net loss	296,204	327,363	888,610	982,091
Net periodic benefit cost	$366,146	$373,033	$1,098,437	$1,119,105

	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Service cost	$2,125	$3,574	$6,456	$10,722
Interest cost	11,683	12,951	35,498	38,853
Expected return on plan assets	(4,780)	(4,684)	(14,523)	(14,052)
Amortization of prior service cost	(832)	1,060	(2,528)	3,180
Amortization of the net loss	(23,093)	(19,567)	(70,168)	(58,701)
Net periodic (benefit) cost	$(14,897)	$(6,666)	$(45,265)	$(19,998)

The Company’s funding policy with respect to its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations. In fiscal year 2025, the Company expects to make cash contributions to its qualified pension plans of approximately $2,900,000 and approximately $42,000 into its other postretirement plan. As of September 27, 2025, the Company has contributed $2,200,000 to its pension plans and $17,000 to its postretirement plan in fiscal year 2025 and expects to make the remaining contributions as required during the remainder of the fiscal year.

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

The Company made contributions to the 401(k) Plan as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 27, 2024
Regular matching contribution	$201,113	$263,074	$747,549	$810,630
Transitional credit contribution	18,882	20,688	61,369	71,558
Non-discretionary contribution	84,296	80,465	280,203	294,228
Total contributions for the period	$304,291	$364,227	$1,089,121	$1,176,416

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

Note O - Concentration of Risk

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk for the Company is its accounts receivable due from customers. The Company has established credit limits for customers and monitors their balances to mitigate the risk of loss. As of September 27, 2025, there was no significant concentration of credit risk with a customer that had receivables representing greater than 10% of our net accounts receivable.  As of December 28, 2024, there was one customer representing 14% of the Company’s net accounts receivable. The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable.

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

Note P- Segment Information

The Company has one reportable segment, and the Chief Executive Officer is the Company’s chief operating decision maker (CODM). The CODM uses the following reported measures to assess performance and make decisions on resource allocation throughout the Company.

	Engineered Solutions Segment
	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024

Net Sales	$55,336,452	$71,274,757	$191,437,750	$206,068,490
Less:
Material cost	(37,051,351)	(36,074,003)	(99,709,251)	(107,543,631)
Labor cost	(3,507,415)	(4,405,029)	(9,973,340)	(12,681,196)
Other variable and fixed overhead¹	(2,412,246)	(12,606,055)	(37,930,631)	(33,937,153)
Gross Margin	12,365,440	18,189,670	43,824,528	51,906,510
Product development expense	(995,771)	(1,077,930)	(3,136,673)	(3,739,214)
Selling and administrative expenses	(9,646,956)	(10,316,788)	(32,181,886)	(31,014,022)
Operating Profit	$1,722,713	$6,794,952	$8,505,969	$17,153,274

¹ Other variable and fixed overhead items included in segment operating profit include manufacturing salaries, indirect labor, insurance, lease expense, depreciation, and other overhead expenses

Note Q – Subsequent Event

In October 2025 the Company entered into a new credit agreement. See Note H, Debt, for additional information.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in the financial position and results of operations of The Eastern Company (together with its consolidated subsidiaries, the “Company,” “we,” “us” or “our”) for the three and nine months ended September 27, 2025. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 28, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024, which was filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2025 (the “2024 Form 10-K”).

The Company’s fiscal year is a 52-53-week fiscal year ending on the Saturday nearest to December 31. References in this Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2025 (this “Form 10-Q”) to 2024, fiscal year 2024 or fiscal 2024 mean the 52-week period ended on December 28, 2024, and references to 2025, fiscal year 2025 or fiscal 2025 mean the 53-week period ending on January 3, 2026. In a 52-week fiscal year, each quarter has 13 weeks. In a 53-week fiscal year, the first three quarters each have 13 weeks, and the fourth quarter has 14 weeks. References to the third quarter of 2024, the third fiscal quarter of 2024 or the three months ended September 28, 2024 mean the 13-week period from June 30, 2024 to September 28, 2024. References to the third quarter of 2025, the third fiscal quarter of 2025 or the three months ended September 27, 2025 mean the 13-week period from June 29, 2025 to September 27, 2025. References to the first nine months of 2024 or the nine months ended September 28, 2024 mean the period from December 31, 2023 to September 28, 2024. References to the first nine months of 2025 or the nine months ended September 27, 2025 mean the period from December 29, 2024 to September 27, 2025.

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
•

the impact of climate change, natural disasters, geopolitical events, and public health crises, including pandemics and epidemics, and any related Company or government policies or actions, including any potential adverse economic impacts resulting from the U.S. federal government shutdown;

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

For the nine months ended September 27, 2025, we incurred approximately $7.0 million in tariff and tariff-related expenses. However, we have been able to mitigate most of the impact of the tariffs implemented through price increases. However, the tariff environment has been dynamic over the last several months, with changes occurring on an ongoing basis, and it is likely that additional developments will occur over the next several months, particularly as the U.S. continues to negotiate with trade partners.  While the long-term effects remain uncertain, we continue to closely monitor the evolving tariff environment which presents a mix of impacts, such as higher pricing, as well as higher product and operating costs. See Part I, Item 1A, Risk Factors in the 2024 Form 10-K for a discussion regarding tariff-related risks.

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

In the third quarter of 2024, we determined that the Big 3 Mold business met the criteria to be held for sale and that the assets held for sale qualified for discontinued operations.  As such, the financial results of the Big 3 Mold business are reflected in our unaudited condensed consolidated statements of operations as discontinued operations for all periods presented. Additionally, current and non-current assets and liabilities of discontinued operations are reflected in the unaudited condensed consolidated balance sheets for both periods presented.  On April 30, 2025, the Company sold the equipment, workforce and customer list of the ISBM division of Big 3 Mold.

The following analysis excludes discontinued operations.

Net sales for the third quarter of 2025 decreased 22% to $55.3 million from $71.3 million in the corresponding period in 2024. Net sales for the first nine months of 2025 decreased 7% to $191.4 million from $206.1 million in the corresponding period in 2024. Sales decreased in the third quarter of 2025 primarily due to decreased shipments of returnable transport packaging products and truck mirror assemblies of $9.9 million and $6.4 million, respectively. Sales decreased in the first nine months of 2025 primarily due to decreased shipments of truck mirror assemblies and returnable transport packaging products of $13.4 million and $1.0 million, respectively. Our backlog as of September 27, 2025 decreased $23.6 million, or 24%, to $74.3 million from $97.2 million as of September 28, 2024, driven by decreased orders for returnable transport packaging products of $15.2 million and latch and handle assemblies of $4.7 million and truck mirror assemblies of $3.6 million.

Net sales of existing products decreased 28.3% for the third quarter of 2025 and decreased 13.0% for the first nine months of 2025 compared to the corresponding periods in 2024. Price increases and new products increased net sales by 6.2% in the third quarter of 2025 and 6.2% in the first nine months of 2025 compared to the corresponding periods in 2024. New products included various truck mirror and latch assemblies .

Cost of products sold decreased $10.1 million, or 19%, for the third quarter of 2025 and $6.5 million, or 4%, for the first nine months of 2025 compared to the corresponding period in 2024 primarily due to lower sales volume. Additionally, the Company paid tariff costs on China-sourced products of approximately $4.0 million and $7.0 million in the third quarter and first nine months of 2025 respectively, compared to $0.6 million and $1.9 million in the third quarter and first nine months of 2024, respectively. Most tariffs on China-sourced products have been recovered through price increases.

Gross margin as a percentage of sales was 22.3% for the third quarter of 2025 and 22.9% for the first nine months of 2025 compared to 25.5% for the third quarter of 2024 and 25.2% for the first nine months of 2024. This decrease was primarily due to an increase in raw material costs incurred as we transitioned from customer-provided material to in-house sourcing on a mirror project, as well as the impact of reduced volumes.

Product development expenses decreased $0.1 million for the third quarter of 2025 and decreased $0.6 million for the first nine months of 2025 compared to the corresponding periods in 2024. As a percentage of net sales, product development costs were 1.6% and 1.8% for the first nine months of 2025 and 2024, respectively, as we continue to invest in new products at our businesses.

Selling, general and administrative expenses decreased $0.7 million, or 6.5%, for the third quarter of 2025 compared to the corresponding period in 2024 due to $1.1 million of lower compensation charges, offset by $0.3 million of restructuring charges. In connection with a reduction in workforce completed in the second quarter of 2025, the Company incurred aggregate charges of $2.2 million related to severance payments and other employee-related costs, and contract termination costs. Selling, general and administrative expenses increased $1.2 million in the first nine months of 2025 due to $2.2 million of restructuring charges and $0.6 million of commissions, offset by lower compensation costs of $1.5 million.

Interest expense decreased less than $0.1 million for both the third quarter of 2025 and the first nine months of 2025 compared to the corresponding periods in 2024 due to lower principal balances, offset by higher interest rates.

Other expenses, net increased $0.1 million for the third quarter of 2025 and $0.2 million in the first nine months of 2025 compared to the corresponding periods in 2024. The increases in the third quarter of 2025 is the result of lower lease income and the first nine months of 2025 is the result of lower lease income offset by gains on marketable equity securities.

Net income for the third quarter of fiscal 2025 was $0.6 million, or $0.10 per diluted share, compared to net income of $4.7 million, or $0.75 per diluted share, for the comparable period in 2024. For the first nine months of 2025, net income was $4.8 million, or $0.78 per diluted share, compared to $11.7 million, or $1.87 per diluted share, for the comparable period in 2024.

A more detailed analysis of the Company’s results of operations and financial condition follows.

Results of Operations

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of operations as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	77.7%	74.5%	77.1%	74.8%
Gross margin	22.3%	25.5%	22.9%	25.2%
Product development expense	1.8%	1.5%	1.6%	1.8%
Selling and administrative expense	17.4%	14.5%	16.8%	15.1%
Operating Profit	3.1%	9.5%	4.5%	8.3%

The following table shows the change in net sales and operating profit for the third quarter and first nine months of 2025 compared to the third quarter and first nine months of 2024 (dollars in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 27, 2025	September 27, 2025

Net Sales	$(15,938)	$(14,631)

Volume	(28.5)%	(13.3)%
Price	0.2%	0.3%
New products	6.0%	5.9%
	(22.3)%	(7.1)%

Operating Profit	$(5,072)	$(8,647)

Liquidity and Sources of Capital

The Company generated $5.0 million of cash from operations during the first nine months of fiscal 2025 compared to generating $8.3 million during the first nine months of fiscal 2024. Cash flow from operations in the first nine months of 2025 was lower due to lower income from operations and higher payments of accounts payable offset by collections of receivables.

Additions to property, plant, and equipment were $1.6 million and $7.6 million for the first nine months of 2025 and 2024, respectively. As of September 27, 2025, there were approximately $1.2 million of outstanding commitments for capital expenditures.

The following table shows key financial ratios at the end of each specified period:

	Third Quarter 2025	Third Quarter 2024	Fiscal Year 2024
Current Ratio	3.0	2.6	2.6
Average days' sales in accounts receivables	43	62	48
Inventory Turnover	3.5	3.8	3.7
Total debt to shareholders' equity	28.4%	37.5%	37.9%

The following table shows important liquidity measures as of the balance sheet date for each specified period or for the period, as applicable (in millions):

	September 27, 2025	September 28, 2024	December 28, 2024
Held in the United States	$7.4	$5.9	$12.4
Held by a foreign subsidiary	1.8	1.7	1.6
	$9.2	$7.6	$14.0

	Nine months ended September 27, 2025	Nine months ended September 28, 2024	Fiscal Year Ended December 28, 2024
Working capital	$66.9	$78.2	$67.9
Net cash provided by operating activities	5.0	8.3	19.4
Change in working capital impact on net cash provided by operating activities	(4.7)	(8.2)	4.9
Net cash provided by (used in) investing activities	1.8	(8.1)	(7.9)
Net cash used in financing activities	(12.6)	(0.5)	(4.8)

Inventories of $56.8 million as of September 27, 2025 increased by $1.6 million, or 2.8%, when compared to $55.2 million at the end of fiscal year 2024 and decreased $1.3 million, or 2.2%, when compared to $58.1 million at the end of the third quarter of fiscal 2024. Accounts receivable, less allowances, were $30.0 million at September 27, 2025, as compared to $35.5 million at December 29, 2024 and $46.0 million at September 28, 2024.

On October 28, 2025, the Company entered into a credit agreement with the lenders from time to time party thereto, Citizens Bank, N.A., as the administrative agent, as an LC issuer, and as the swing line lender (the “Citizens Credit Agreement”). The Citizens Credit Agreement replaces the Company’s prior credit facility with TD Bank, N.A. ("TD Bank"), which was repaid using borrowings under the Citizens Credit Agreement and terminated on October 28, 2025. See Note H, Debt, for additional information regarding the terms of the prior credit facility with TD Bank.  The Citizens Credit Agreement establishes a new $100 million five-year unsecured revolving credit facility and provides for the extension of credit to the Company in the form of revolving loans, swing line loans and letters of credit, at any time and from time to time during the term of the Citizens Credit Agreement. See Note H, Debt, for additional information regarding the terms of the Citizens Credit Agreement, including repayment terms, interest rates, and applicable loan covenants. Under the terms of the Citizens Credit Agreement, the Company is subject to restrictive covenants that limit our ability to, among other things, incur additional indebtedness, pay dividends, or make other distributions, and consolidate, merge, sell or otherwise dispose of assets, as well as financial covenants that require us to maintain a maximum senior net leverage ratio and a minimum interest coverage ratio.  These covenants may limit how we conduct our business, and in the event of certain defaults, our repayment obligations may be accelerated.

The Company was in compliance with all its covenants under its prior credit facility with TD Bank on September 27, 2025 and through the date of such termination. In addition, the Company was in compliance with all its covenants under the Citizens Credit Agreement at all times from entry into the Citizens Credit Agreement through the date of filing this Form 10-Q. The Company has $64 million available on its line of credit under the Citizens Credit Agreement as of the date of filing this Form 10-Q.

Cash, cash flow from operating activities and funds available under the revolving credit portion of the Credit Agreement are expected to be sufficient to cover future foreseeable working capital requirements in the short-term (i.e., the next 12 months from September 27, 2025) and separately in the long-term (i.e., beyond the next 12 months). However, the Company cannot provide any assurances of the availability of future financing or the terms on which it might be available. In addition, the interest rate on borrowings under the Credit Agreement varies based on our senior net leverage ratio, and the Credit Agreement requires us to maintain a senior net leverage ratio not to exceed 3.50 to 1 and a fixed charge coverage ratio to be not less than 1.25 to 1. A decrease in earnings due to the impact of current economic conditions and inflationary pressures or the resulting harm to the financial condition of our customers, or an increase in indebtedness incurred to offset such a decrease in earnings, would have a negative impact on our senior net leverage ratio and our fixed charge coverage ratio, which in turn would increase the cost of borrowing under the Credit Agreement and could cause us to fail to comply with the covenants under our Credit Agreement.

In addition to funding capital requirements, we may use available cash to pay down our indebtedness, to make investments, which may include investments in publicly traded securities, or to make acquisitions that we believe will complement or expand our existing businesses.

As of the end of the third quarter of 2025, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

To supplement the condensed consolidated financial statements prepared in accordance with U.S. GAAP, we have presented Adjusted Net Income from Continuing Operations, Adjusted Earnings Per Share from Continuing Operations, Adjusted EBITDA from Continuing Operations, Adjusted EBITDA from Discontinued Operations and Adjusted EBITDA, which are considered non-GAAP financial measures. The non-GAAP financial measures presented may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures in the same way. These measures are not substitutes for their comparable U.S. GAAP financial measures, such as net income from continuing operations, diluted earnings per share from continuing operations, net (loss) income from discontinued operations, net income (loss) or other measures prescribed by U.S. GAAP, and there are limitations to using non-GAAP financial measures.

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
For the Three and Nine Months ended September 27, 2025 and September 28, 2024
($000's)

	Three Months Ended			Nine Months Ended
	September 27, 2025		September 28, 2024	September 27, 2025		September 28, 2024
Net income from continuing operations as reported per generally accepted accounting principles (GAAP)	$579		$4,669	$4,782		$11,676

Earnings per share from continuing operations as reported under GAAP:

Basic	$0.10		$0.75	$0.78		$1.88
Diluted	$0.10		$0.75	$0.78		$1.87

Adjustments:
Restructuring	285	(a)	-	2,172	(a)	-
Non-GAAP tax impact of adjustments (b)	(60)		-	(459)		-
Total adjustments (Non-GAAP)	$225		$-	$1,713		$-

Adjusted net income from continuing operations (Non-GAAP)	$804		$4,669	$6,495		$11,676

Adjusted earnings per share from continuing operations (Non-GAAP):

Basic	$0.13		$0.75	$1.06		$1.88
Diluted	$0.13		$0.75	$1.06		$1.87

(a)	Consists of personnel related and facility costs

(b)	We estimate the tax effect of the items identified to determine a non-GAAP annual effective tax rate applied to the pre-tax amount in order to calculate the non-GAAP provision for income taxes

Reconciliation of Non-GAAP Measures
Adjusted EBITDA from Continuing Operations Calculation
For the Three and Nine Months ended September 27, 2025 and September 28, 2024
($000's)

	Three Months Ended			Nine Months Ended
	September 27, 2025		September 28, 2024	September 27, 2025		September 28, 2024

Net income from continuing operations as reported per generally accepted accounting principles (GAAP)	$579		$4,669	$4,782		$11,676

Interest expense	688		710	2,019		2,050
Provision for income taxes	298		1,334	1,422		3,335
Depreciation and amortization	1,633		2,033	4,847		4,266
Severance and accrued compensation	285	(a)	-	2,172	(a)	-
Adjusted EBITDA from continuing operations (Non-GAAP)	$3,483		$8,745	$15,242		$21,327

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of September 27, 2025, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Exchange Act Rule 13a-15.  As defined in Exchange Act Rules 13a-15(e) and 15d-15(e), “the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”

The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO have concluded that these controls and procedures are effective at the “reasonable assurance” level as of September 27, 2025.

Changes in Internal Control Over Financial Reporting:

During the period covered by this Form 10-Q, there were no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company is a party to various legal proceedings from time to time related to its normal business operations. As of the end of the quarter ended September 27, 2025, the Company does not have any material pending legal proceedings, other than as set forth in Part I, Item 3, Legal Proceedings, of the 2024 Form 10-K, or any material legal proceedings known to be contemplated by governmental authorities.

ITEM 1A – RISK FACTORS

The Company’s business is subject to several risks, some of which are beyond its control. In addition to the other information set forth in this Form 10-Q, the Company’s shareholders should carefully consider the risk factors discussed in Part I, Item 1A, Risk Factors, of the 2024 Form 10-K. These risk factors could have a material adverse effect on the Company’s business, results of operations, financial condition and/or liquidity and could cause our operating results to vary significantly from period to period. As of September 27, 2025, there have been no material changes to the risk factors disclosed in the 2024 Form 10-K. The Company may disclose changes to such risk factors or disclose additional risk factors from time to time in its future filings with the SEC. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition, or operating results.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 30, 2025, the Board approved a share repurchase program authorizing the Company to repurchase up to 400,000 shares of the Company’s common stock over a five-year term expiring in April 2030.  The Company’s share repurchase program does not obligate it to acquire the Company’s common stock at any specific cost per share. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.  Below is a summary of the Company’s share repurchases during the third quarter of 2025 under the share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
June 29, 2025 – August 2, 2025	20,155	$23.44	20,155	348,883

August 3, 2025 – August 30, 2025	16,258	23.31	16,258	332,625

August 31, 2025 – September 27, 2025	-	-	-	332,625

Total	36,413	$23.38	36,413	332,625

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

(a)	None.
(b)	None.
(c)

During the third quarter of 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1trading arrangement” or “non-Rule 10b5-1trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1)***

Credit Agreement, dated as of October 28, 2025 among The Eastern Company as Borrower, the Lenders signatory thereto and Citizens Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 3, 2025).

10.2)***

Pledge and Security Agreement, dated as of October 28, 2025 among The Eastern Company as Borrower, the Lenders signatory thereto and Citizens Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 3, 2025).

31)	Certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32)	Certifications pursuant to Rule 13a-14(b) and 18 USC 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101)

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 27, 2025 and September 28, 2024; (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 27, 2025, and September 28, 2024; (iii) Condensed Consolidated Balance Sheets (Unaudited) as of September 27, 2025 and December 28, 2024; (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 27, 2025 and September 28, 2024 and (iv) Notes to Condensed Consolidated Financial Statements (Unaudited).**

104)	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101). **

* Filed herewith.

** Furnished herewith

*** Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to provide, on a supplemental basis, a copy of any omitted schedules and exhibits to the SEC or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE EASTERN COMPANY
(Registrant)

DATE: November 4, 2025	/s/Ryan Schroeder
Ryan Schroeder President and Chief Executive Officer

DATE: November 4, 2025	/s/Nicholas Vlahos
Nicholas Vlahos Vice President and Chief Financial Officer

