Form 10-K
period 2026-01-03
EASTERN CO
filed 2026-03-03
CIK 31107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended January 3, 2026

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

As of June 28, 2025, the last day of registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $110,603,643 (based on the closing sales price of the registrant’s common stock on the last trading date prior to that date). Shares of the registrant’s common stock held by each officer and director and shares held in trust by the pension plans of the Company have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 15, 2026, 6,041,767 shares of the registrant’s common stock, no par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this report is incorporated herein by reference to portions of the proxy statement for the Company’s 2026 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after January 3, 2026.

The Eastern Company

Form 10-K

FOR THE FISCAL YEAR ENDED JANUARY 3, 2026

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES

LITIGATION REFORM ACT OF 1995

Statements contained in this Annual Report on Form 10-K for the year ended January 3, 2026 (this “Form 10-K”) of The Eastern Company (together with its consolidated subsidiaries, unless otherwise specified or suggested by the context, the “Company,” “Eastern,” “we,” “us,” or “our”) that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.   Forward-looking statements may be identified by the use of forward-looking terminology such as “would,” “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “plan,” “potential,” “opportunities,” or similar terms or variations of those terms or the negative of those terms. There are many factors that affect the Company’s business and the results of its operations and that may cause the actual results of operations in future periods to differ materially from those currently expected or anticipated. These factors include:

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

•	restrictions on operating flexibility imposed by the agreement governing our credit facility;
•	the inability to achieve the savings expected from global sourcing of materials;
•	lower cost competition;
•	our ability to design, introduce and sell new or updated products and related components;
•	market acceptance of our products;
•	the inability to attain expected benefits from acquisitions or dispositions or the inability to effectively integrate acquired businesses and achieve expected synergies;
•	costs and liabilities associated with environmental compliance;
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

•	failure to protect our intellectual property;
•	cyberattacks, data breaches or interruptions or failures of our information technology systems; and
•	materially adverse or unanticipated legal judgments, fines, penalties, or settlements.

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

Today, the Company maintains fourteen physical locations across North America and Asia.

Recent Developments

In the third quarter of 2024, the Company decided to sell Big 3 Mold and determined that the Big 3 Mold business met the criteria to be held for sale and that the assets held for sale qualified for discontinued operations. As such, the financial results of the Big 3 Mold business are reflected in our consolidated statements of income as discontinued operations for all periods presented. Additionally, current and non-current assets and liabilities of discontinued operations are reflected in the consolidated balance sheets for all periods presented.  On April 30, 2025, the Company sold the equipment, workforce and customer list of the ISBM division of Big 3 Mold.  ISBM, which is located in Centralia, Illinois, is an injection stretch blow mold toolmaker.  As of January 3, 2026, the other divisions of Big 3 Mold have been reclassified to continuing operations.

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

Big 3 Mold is a global leader in the design and manufacture of blow mold tools and in the production processes of plastic packaging products and packaged consumer goods. Hallink Moulds is a leader in innovative injection blow mold tooling and is a leading supplier of blow molds and change parts to the food, beverage, healthcare, and chemical industries. Hallink specializes in the design, development and manufacture of 2-step stretch blow molds, and related components for the stretch blow molding industry offering integrated turnkey solutions to its customers worldwide.

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

Human Capital

We believe our success depends on the skills, experience, and industry knowledge of our key talent. As such, our management team places significant focus and attention on the attraction, development, and retention of employees, as well as ensuring our corporate culture reflects Eastern’s values. Eastern’s values and our Code of Business Conduct and Ethics guide our actions, reflect our culture, and help drive our performance. We have made and continue to make investments in training, and we have a well-established performance management process.

An engaged, innovative, skilled, and collaborative workforce is critical to our continued leadership in the design and manufacture of unique engineered solutions for industrial markets. We operate globally under policies and programs that seek to provide competitive wages, benefits, and terms of employment. We are committed to efforts to foster an inclusive work environment that supports our global workforce and to equitable compensation policies.

The health and safety of our employees is also a top priority. Our focus on the reduction of injuries and illnesses has significantly improved our safety performance. We have attained these improvements by fostering a global safety culture supported with regular training and education that includes robust systems and philosophies centered on personal responsibility and accountability. Our Board of Directors (our “Board”) has an Environmental, Health, and Safety Committee that is responsible for reviewing the overall performance of the Company’s health and safety program and making recommendations to management. There is a high level of leadership engagement, ensuring installation and maintenance of appropriate safety equipment at all our manufacturing sites worldwide combined with vigorous reviews of root causation and systemic corrective actions of any safety incidents that may occur.

Employee levels are managed to align with business demand and management believes it currently has sufficient human capital to operate its business successfully. As of January 3, 2026, we employed 1,246 employees: 612 in the United States and 634 in other countries. Of these employees, less than 15 are employed on a part-time basis.  Approximately 21% of employees in the United States are represented by collective bargaining agreements. We believe that our relations with employees, unions and works’ councils are in good standing.

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

Customers of the Company are broad-based by geography and by market, and sales are not highly concentrated by customer.  One customer exceeded 10% of accounts receivable for the fiscal year 2025 and one customer exceeded 10% of accounts receivable for the fiscal year 2024. Foreign sales were not significant for fiscal years 2025 and 2024.

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

The Company’s continuing operations ratio of working capital (current assets less current liabilities) to sales was 28.8% in 2025 and 25.1% in 2024. Working capital includes cash held in various foreign subsidiaries. Other factors affecting working capital include our average days’ sales in accounts receivable, inventory turnover ratio, and payment of vendor accounts payable. In some cases, the Company must hold extra inventory due to extended lead time in receiving products ordered from our foreign subsidiaries to ensure the product is available for our customers. The Company continues to monitor working capital needs with the goal of reducing our ratio of working capital to sales.

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

ITEM 1A RISK FACTORS

The Company’s business is subject to a variety of risks and uncertainties.  The material risks and uncertainties described below are the currently known risks facing the Company that management deems material to the Company.  In addition to the other information contained in this Form 10-K and the Company’s other filings with the SEC, these risk factors should be considered carefully in evaluating the Company’s business. If any of these risks, or any risks not presently known to the Company or currently deemed immaterial by the Company, materialize, the Company’s business, reputation, stock price, financial condition or results of operations could be materially adversely affected, and the Company may not be able to achieve its goals or expectations.

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

The Company obtains raw materials used in the production of its products from domestic sources, as well as from Company-affiliated and unaffiliated sources in Asia. Changes in international trade duties and other aspects of international trade policy, both in the United States and abroad, could materially impact the cost of these raw materials. For example, in 2025 the United States increased its Section 232 steel and aluminum measures, eliminating country exemptions and raising aluminum tariffs to 25% effective March 2025, and since June 2025 has imposed 50% tariffs on steel, aluminum and many covered “derivative” products from nearly all trading partners.  Such actions could increase steel and aluminum costs and decrease supply availability. In additions, in response to the invasion of Ukraine by the military forces of the Russian Federation, the United States, the European Union, and other jurisdictions have imposed sanctions that, among other things, prohibit the importation of a wide array of commodities and products from Russia, which is a major global supplier of nickel. Any increase in nickel, steel and/or aluminum prices, whether as a result of existing tariffs and trade policy or as a result of new tariffs or policies that may be imposed by the United States or otherwise, that is not offset by an increase in the Company’s prices could have an adverse effect on the Company’s margins, financial position, results of operations or cash flows. In addition, if the Company is unable to acquire timely nickel, steel or aluminum supplies, the Company may need to decline customer orders, which could also have an adverse effect on the business, financial position, results of operations or cash flows of the Company.

Supply chain disruptions, delays in production, and forecast inaccuracies have affected and could continue to affect our ability to meet customer demand, lead to higher costs, result in excess inventory, and could have an adverse effect on our results of operations and financial condition.

Raw materials needed to manufacture the Company’s products are obtained from numerous suppliers. Under normal market conditions, these raw materials are readily available on the open market from a variety of producers. However, from time to time, the prices and availability of these raw materials fluctuate due to changes in existing and expected rates of inflation or the impact of tariffs and tariff actions as discussed above, which could impair the Company’s ability to procure the required raw materials for its operations or increase the cost of manufacturing its products. The Company may be unable to pass all of these price increases on to its customers and could experience reductions in its profit margins. Any decrease in the availability of raw materials could impair the Company’s ability to meet production requirements in a timely manner or at all. Similarly, any prolonged interruption in service by one of our key component suppliers could have a material adverse effect on our business, results of operations and financial condition. Additionally, we may not be able to establish additional or replacement suppliers for such components within a reasonable period of time, or on commercially reasonable terms, if at all, which could result in delays or interruptions in our operations, which in turn would adversely affect our business, results of operations and financial condition.

The Company faces active global competition and if it does not compete effectively, its business may suffer.

The Company encounters competition in all its business operations, and imports from Asia and Latin America with favorable currency exchange rates and low-cost labor have resulted in pricing pressure. The Company competes with other companies that offer comparable products or that produce different products appropriate for the same uses. To remain profitable and defend market share, the Company must continue to offer high quality custom engineered products on a timely basis, develop new products or update existing products to compete with new or updated products introduced by competitors, deploy internal engineering resources, maintain cost-effective manufacturing capabilities through its wholly owned Asian subsidiaries, expand its product lines through product development and acquisitions, and maintain sufficient inventory for fast turnaround of customer orders. Additionally, technological developments and enhancements of products and services offerings in our industry may require an expanded use of artificial intelligence (“AI”) and machine learning; if we are unable to keep pace with the rate of these and other developments, our ability to effectively compete could be adversely affected. We expect the level of competition to remain high in the future, which, if not effectively matched or exceeded, could limit our ability to maintain or increase our profitability. The Company may not be able to compete effectively on all these fronts and with all its competitors, and the failure to do so could have a material adverse effect on our business, results of operations and financial condition.

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

Acquisitions involve risk, including difficulties in the integration of the operations, technologies, services, and products of the acquired companies and the diversion of management’s attention from other business concerns. Although the Company’s management will endeavor to evaluate the risks inherent in any particular transaction, there can be no assurances that the Company’s management will properly ascertain all such risks. In addition, prior acquisitions have resulted, and future acquisitions could result in the incurrence of substantial debt and other expenses. Future acquisitions may also result in potentially dilutive issuances of equity securities. Difficulties encountered with acquisitions may have a material adverse effect on our business, financial position, cash flows and results of operations.

We may be unable to successfully execute acquisitions or dispositions or effectively integrate businesses we may acquire in the future.

We regularly review our portfolio of businesses and pursue growth through acquisitions. We also regularly review our operations and results to identify businesses that no longer fit within our core capabilities, offerings, and markets and that we may determine to divest. We may not be able to complete these acquisition or disposition transactions on favorable terms, on a timely basis, or at all, and the success of any such acquisitions depends on our ability to combine the acquired business with our existing business in a manner that does not disrupt our and the acquired business’s ongoing relationships with customers, suppliers, and employees. Our results of operations and cash flows have been and may in the future be adversely impacted by (i) the failure of acquired businesses to meet or exceed expected returns, which could result in the imposition of impairment charges related to goodwill or assets of the acquired business; (ii) the failure to integrate multiple acquired businesses into the Company simultaneously and on schedule or to achieve expected synergies; (iii) the discovery of unanticipated liabilities, cybersecurity and compliance issues, labor relations difficulties or other problems in acquired businesses for which we lack contractual protections, or insurance or indemnities; (iv) the potential disruption of our ongoing operations and distraction of management away from oversight of these activities that may be caused by the pursuit of acquisition or disposition transactions; and (v) failure to realize the anticipated benefits and cost savings of a transaction fully or within the expected time frame, or at all.

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

The Company uses and generates hazardous substances and wastes in its operations and, as a result, could be subject to potentially material liabilities relating to the investigation and clean-up of contaminated properties and to claims alleging personal injury. The Company has experienced, and expects to continue to experience, costs relating to compliance with environmental laws and regulations. In connection with the Company’s acquisitions, the Company may assume significant environmental liabilities, some of which it may not be aware of at the time of acquisition. In addition, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean-up requirements could require the Company to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on our business, financial position, cash flows and results of operations.

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

From time to time, the Company’s operations are parties to or targets of lawsuits, claims, investigations, and proceedings, including product liability, personal injury, patent, and intellectual property, commercial, contract, and environmental and employment matters, which are defended and settled in the ordinary course of business. Any litigation to which the Company may be subject could have a material adverse effect on its business, financial condition, or results of operations. See Item 3 – Legal Proceedings of this Form 10-K for a discussion of material pending legal proceedings known to be contemplated by governmental authorities, if any.

The Company could be subject to additional or unanticipated tax liabilities.

The Company is subject to income tax laws of the United States, its states, and municipalities and those of other foreign jurisdictions in which the Company has business operations. These laws are complex, evolving, and subject to interpretation by the taxpayer and the relevant governmental taxing authorities.

The Company’s future annual and quarterly tax rates could be affected by numerous factors, including changes in the (1) applicable tax laws; (2) composition of earnings in countries with differing tax rates; or (3) recoverability of our deferred tax assets and liabilities. Due to the pace of legislative changes, any substantial changes in tax policies or legislative initiatives may materially and adversely affect our business, the taxes we are required to pay, our financial position, and results of operations. For example, in July 2025, the United States enacted the One Big Beautiful Bill Act (the “OBBA”), which significantly affects federal taxes, credits and deductions applicable to businesses. The OBBA and related guidance could change the timing and amount of deductions (including for domestic research or experimental expenditures and depreciation), alter our current and deferred tax positions, and affect our cash flows and effective tax rate. Further, state and local conformity to OBBA provisions may vary and continue to evolve, which could increase compliance complexity and impact our state tax liabilities. Many countries and organizations such as the Organization for Economic Cooperation and Development (the “OECD”) are also actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our results of operations. For example, the OECD has released guidance covering various topics, including country-by-country reporting and an initiative that aims to standardize and modernize global tax policy. The guidance has also established a global minimum tax of 15%, which is being or may be implemented in various jurisdictions. Depending on the final form of legislation and the jurisdictions which enact it, there may be significant tax consequences for us.   We continue to monitor the effects of the OBBA, the OECD guidelines and other regulatory developments on our financial conditions, operating results, and income tax rate.

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

The Company is subject to a variety of laws, regulations, rules, and policies in both the U.S. and foreign countries that are costly to comply with, can result in negative publicity and diversion of management time and effort, and can subject the Company to claims or other remedies. These laws, regulations, rules, and policies could relate to any of an array of issues including, but not limited to, data privacy and security, environmental, tax, intellectual property, trade secrets, product liability, contracts, antitrust, employment, securities, import/export, and unfair competition. These laws and regulations may differ in different jurisdictions and are subject to change, including as a result of changes to regulatory, legislative and enforcement priorities with changes in U.S. policy, and regulatory actions that non-U.S. countries may take in response to such changes. The cost of maintaining compliance under multiple and changing regulatory regimes, and expenditures that may be required to comply with new laws and regulations, may adversely affect the Company’s business, financial condition, and results of operations. In the event that the Company fails to comply with or violates applicable U.S. or foreign laws or regulations or customer policies, the Company could be subject to civil or criminal claims or proceedings that may result in monetary fines, penalties or other costs against the Company or its employees, which may have a material adverse effect on our business, financial position, cash flows and results of operations.

Risks Related to Our Indebtedness

Indebtedness may affect our business and may restrict our operating flexibility.

As of January 3, 2026, the Company had $33.9 million in total consolidated indebtedness. Subject to restrictions contained in the Credit Agreement, the Company may incur additional indebtedness in the future, including indebtedness incurred to finance acquisitions. The level of indebtedness and servicing costs associated with that indebtedness could have important effects on our operation and business strategy. For example, the indebtedness could:

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

The Company’s ability to make scheduled principal payments, to pay interest on, or to refinance our indebtedness and to satisfy other debt obligations will depend upon future operating performance, which may be affected by factors beyond the Company’s control. In addition, there can be no assurance that future borrowings or the issuance of equity would be available to the Company on favorable terms for the payment or refinancing of the Company’s debt.  The inability to service our indebtedness would have a material adverse effect on our business, financial position, cash flow and results of operations.

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

Global economic conditions have impacted in the past and may in the future impact the Company’s results.  For example, volatile economic conditions that resulted from the COVID-19 pandemic led to economic slowdowns that caused contractions in some or all the markets we serve, and these impacts may recur in the future. This has in the past led to, and any recurrence in the future may to lead to, decreased demand for the Company’s products, which in turn has negatively impacted, and may in the future negatively impact, the Company’s financial condition and operating results. Other macroeconomic factors also remain dynamic, and any causes of market size contraction, and overall economic slowdowns could reduce the Company’s sales or erode operating margin, in either case reducing earnings.

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

Under accounting principles generally accepted in the United States, goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment at least annually. Future operating results used in the assumptions, such as sales or profit forecasts, may not materialize, and the Company has been and could in the future be required to record a significant charge to earnings in the financial statements during the period in which any impairment is determined, resulting in a material adverse effect on our business, financial position and results of operations.

The Company may not be able to reach acceptable terms for contracts negotiated with its labor unions and be subject to work stoppages or disruption of production.

During 2025, union contracts covering approximately 36% of the Company’s total workforce were renewed. The Company has been successful in negotiating new contracts over the years but cannot guarantee that will continue and the Company has, in the past experienced, and could in the future experience, temporary work stoppages during negotiation of such contracts. Failure to negotiate new union contracts, or any work stoppage that is prolonged, could result in the disruption of production, inability to deliver product, or several unforeseen circumstances, any of which could have a material adverse effect on our business, financial position, cash flows and results of operations.

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

The Company depends on key management and technical personnel. The loss of one or more key employees could materially and adversely affect our business, financial position, cash flows and results of operations.

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

Included as a significant asset on the Company’s balance sheet are accounts receivable from our customers. If several large customers become insolvent or are otherwise unable to pay for products or become unwilling or unable to make payments in a timely manner, it could have a material adverse effect on our business, financial position, cash flow and results of operations.

Although the Company is not dependent on any one customer, deterioration in several large customers at the same time could have an unfavorable material impact on the Company’s results of operations or financial condition.  One customer exceeded 10% of accounts receivable for each of the fiscal year 2025 and 2024.  Foreign sales were not significant for fiscal years 2025 and 2024.

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

Risk Management and Strategy

As one of the critical elements of the Company’s overall ERM approach, the Company’s cybersecurity program is focused on the following key areas:

Governance: As discussed in more detail under the heading “Governance,” the Board’s oversight of cybersecurity risk management is supported by the Audit Committee of the Board (the “Audit Committee”), which regularly interacts with the Company’s ERM function, the Company’s Director of Information Technology, and other members of management and relevant management committees and councils, including management’s Cybersecurity Council.

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

Governance

The Board, in coordination with the Audit Committee, oversees the Company’s ERM process, including the management of risks arising from cybersecurity threats. The Board and the Audit Committee each receive regular presentations and reports on cybersecurity risks, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends, and information security considerations arising with respect to the Company’s peers and third parties. The Board and the Audit Committee also receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, or that management otherwise deems to be significant, as well as ongoing updates regarding any such incident until it has been fully addressed. On an annual basis, the Board and the Audit Committee discuss the Company’s approach to cybersecurity risk management with the members of management’s Cybersecurity Council, which includes the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Director of Information Technology.

The Cybersecurity Council, in coordination with the Company’s outside legal counsel, works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s incident response and recovery plans. To facilitate the success of the Company’s cybersecurity risk management program, multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, the Director of Information Technology and the Cybersecurity Council monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and report such threats and incidents to the Audit Committee when appropriate.

The Director of Information Technology has served in various roles in information technology and information security for over 10 years, including the design and management of operational and cybersecurity activities. The Director of Information Technology holds an undergraduate degree in computer science.  The Company’s CEO and CFO each hold undergraduate and graduate degrees in their respective fields, and each has over 20 years of experience managing risks at the Company and at similar companies, including risks arising from cybersecurity threats.

Cybersecurity threats, including as a result of previous cybersecurity incidents, have not materially affected the Company, including its business strategy, results of operations or financial condition.

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

Big 3 Products in Centralia, Illinois owns 9,609 square feet of administrative and manufacturing space located in an industrial park.

Big 3 Products in Sterling Heights, Michigan leases 24,400 square feet of administrative and manufacturing space.

Big 3 Products in Chesterfield, Michigan leases 45,000 square feet for a design and manufacturing facility. The current lease expires on February 28, 2026.  The Company intends to renew the lease.

Big 3 Mold owns 54,450 square feet of building space in Millville, New Jersey. The building is industrial block.

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

Eastern Industrial Ltd., a wholly owned subsidiary in Shanghai, China, leases approximately 47,500 square feet of space in both industrial and commercial areas. In 2025, Eastern Industrial, Ltd. renewed the lease for a three-year term, which expires on March 31, 2028

The World Lock Co. Ltd. Subsidiary leases 5,285 square feet of space in a building located in Taipei, Taiwan. The current lease expires on October 28, 2026.

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

Velvac, Inc. leases 100,000 square feet of warehouse space in Pharr, TX. The current lease expires on March 31, 2030.

Velvac de Reynosa, S. De R.L De C.V., a maquiladora wholly owned in Reynosa, Tamaulipas, Mexico, leases 225,000 square feet of building space located in an industrial park identified as Lots 2, 3 and 4. The current lease expires on April 15, 2033.

All owned properties are free and clear of any material encumbrances.

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

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the NASDAQ Global Market under the symbol “EML.” The approximate number of record holders of the Company common stock on January 3, 2026 was 240.

The Company expects to continue its policy of paying regular cash dividends, although there can be no assurance as to future dividends because they are dependent on future earnings, capital requirements and financial conditions.

During fiscal years 2025 and 2024, there were no sales by the Company of its securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

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

The Company made the following share repurchases during the fourth quarter of 2025, as set forth in the table below:

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
	(a)	(b)	(c)	(d)
September 28, 2025 to November 1, 2025	20,000	22.32	20,000	312,625
November 2, 2025 toNovember 29, 2025	15,701	19.61	15,701	296,924
December 30, 2025 to January 3, 2026	-	-	-	-

Total	35,701	21.13	35,701	296,924

ITEM 6 [RESERVED]

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s fiscal year ends on the Saturday nearest to December 31. Fiscal year 2025 was 53 weeks in length and fiscal year 2024 was 52 weeks in length. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to results for “2025” or “fiscal year 2025” mean the fiscal year ended January 3, 2026, and references to results for “2024” or “fiscal year 2024” mean the fiscal year ended December 28, 2024. References to the “fourth quarter of 2025” or the “fourth fiscal quarter of 2025” mean the fourteen-week period from September 28, 2025 to January 3, 2026, and references to the “fourth quarter of 2024” or the “fourth fiscal quarter of 2024” mean the thirteen-week period from September 29, 2024 to December 28, 2024.

The following analysis excludes discontinued operations.

Summary

Net sales for 2025 were $249.0 million compared to $272.8 million for 2024. Net income for 2025 was $6.0 million, or $0.98 per diluted share, compared to $13.2 million, or $2.13 per diluted share, for 2024. Sales for the fourth quarter of 2025 were $57.5 million compared to $66.7 million for the same period in 2024. Net income for the fourth quarter of 2025 was $1.2 million, or $0.19 per diluted share compared to $1.6 million, or $0.26 per diluted share, for the comparable 2024 period.

The Company’s backlog was $81.1 million on January 3, 2026, compared to $89.2 million on December 28, 2024, primarily due to decreased orders for returnable transport packaging products

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Areas of uncertainty that require judgments, estimates and assumptions include items such as the allowance for doubtful accounts; inventory accounting; the testing of goodwill and other intangible assets for impairment; pensions and other postretirement benefits; and gain or loss on held for sale.  Management uses historical experience and all available information to make its estimates and assumptions, but actual results will inevitably differ from the estimates and assumptions that are used to prepare the Company’s financial statements at any given time. Despite these inherent limitations, management believes that Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and related footnotes provide a meaningful and fair presentation of the Company’s financial position and results of operations.

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

As of January 3, 2026 and December 28, 2024, the Company’s allowance for doubtful accounts total was $0.6 million and $0.5 million, respectively. As of January 3, 2026, and December 28, 2024, the Company’s bad debt expense was $0.1 million and $0.1 million, respectively.

Inventory

Inventories are valued at the lower of cost or net realizable value. Cost is determined by the last-in, first-out (“LIFO”) method at Eberhard while Big 3 Precision and Velvac and inventories outside the United States are valued using a first-in, first-out (“FIFO”) method. Accordingly, a LIFO valuation reserve is calculated using the dollar value link chain method.

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

The inventory reserve for excess or obsolete inventory reduced the Company’s inventory valuation by $1.8 million and $1.9 million as of January 3, 2026 and December 28, 2024, respectively.

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

The Company performed its annual qualitative assessment as of the end of each of fiscal 2025 and 2024 on the carrying value of goodwill and determined that it is more likely than not that no impairment of goodwill existed as of such dates. See Note 3 – Accounting Policies – Goodwill, in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for more detail.

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

The expected long-term rate of return on assets is also developed with input from the Company’s actuarial firms. We consider the Company’s historical experience with pension fund asset performance, the current and expected allocation of our plan assets and expected long-term rates of return. The long-term rate-of-return assumption used for determining net periodic pension expense was 7.5% for both 2025 and 2024, respectively. The Company reviews the long-term rate of return each year.

Future actual pension income and expenses will depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in the Company’s pension plans.

The Company expects to make cash contributions of approximately $2,800,000 and $40,000 to our pension and other postretirement plans, respectively, in 2026.

In connection with our pension and other postretirement benefits, the Company reported income of $0.4 million and $3.0 million (net of tax) on its Consolidated Statement of Comprehensive Income for fiscal years 2025 and 2024, respectively. The main factor driving this income was the change in the discount rate during the applicable period.

Assumptions used to determine net periodic pension benefit cost for the fiscal years indicated were as follows:

	2025	2024
Discount rate	5.56% - 5.59%	4.99% - 5.00%
Expected return on plan assets	7.5%	7.5%
Rate of compensation increase	0.0%	0.0%

Assumptions used to determine net periodic other postretirement benefit cost for the fiscal years indicated were as follows:

	2025	2024
Discount rate	5.65%	5.04%
Expected return on plan assets	4.0%	4.0%
Rate of compensation increase	4.3%	4.3%

The changes in assumptions had the following effect on the net periodic pension and other postretirement costs recorded in Other Comprehensive Income as follows:

	Year ended
	January 3,	December 28,
	2026	2024
Discount rate	$(1,471,794)	$4,531,239
Additional recognition due to significant event	--	--
Asset gain or (loss)	314,191	(2,149,183)
Amortization of:
Unrecognized gain or (loss)	1,090,663	1,231,188
Unrecognized prior service cost	(3,391)	4,241
Other	670,484	316,301
Comprehensive income, before tax	600,153	3,933,786
Income tax	(177,258)	(982,414)
Comprehensive income, net of tax	$422,895	$2,951,372

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

RESULTS OF OPERATIONS

Fourth Quarter 2025 Compared to Fourth Quarter 2024

The following table shows, for the fourth quarter of 2025 and 2024, selected line items from the consolidated statements of income from continuing operations as a percentage of net sales for the Company’s continuing operations. The Company’s continuing operations include (1) Big 3 Products; (2) Eberhard; and (3) Velvac.

	Three Months Ended
	January 3, 2026	December 28, 2024

Net Sales	100.0%	100.0%
Cost of Products Sold	77.2%	77.0%
Gross Margin	22.8%	23.0%
Product Development Expense	1.6%	1.7%
Selling and Administrative Expense	17.4%	16.8%
Restructuring Costs	1.6%	1.7%
Operating Profit	3.8%	4.5%

Net sales in the fourth quarter of 2025 decreased 13.7% to $57.5 million from $66.7 million in the fourth quarter of 2024. Sales decreases were due to lower shipments of returnable transport packaging products and truck mirror assemblies. Net sales of existing products decreased 19.9% while price increases and new products increased net sales by 6.2% in the fourth quarter of 2025 when compared to sales in the fourth quarter of 2024. New products included various truck mirror assemblies, rotary latches, and handles.

Cost of products sold in the fourth quarter of 2025 decreased $6.9 million or 13.5% from the corresponding period in 2024. The decrease in cost of products sold is primarily attributable to the lower product shipments.

Gross margin as a percentage of net sales for the fourth quarter of 2025 was 22.8% compared to 23.0% in the prior year fourth quarter. The decrease is primarily due to higher material costs in the fourth quarter of 2025.

Product development expenses decreased $0.2 million, or 19.3%, in the fourth quarter of 2025 compared to the corresponding period in 2024 as we continue to invest in new products at Eberhard, Velvac and Big 3 Products. As a percentage of net sales, product development costs were 1.6% for the fourth quarter of 2025 compared to 1.7% for the corresponding period in 2024.

Selling and administrative expenses in the fourth quarter of 2025 decreased 10.5% compared to the fourth quarter of 2024. As a percentage of net sales, selling and administrative expenses were 17.4% for the fourth quarter of 2025 compared to 16.8% for the corresponding period in 2024. The decrease was primarily the result of decreased commissions, legal fees and personnel-related costs.

Net income from continuing operations for the fourth quarter of 2025 was $1.2 million, or $0.19 per diluted share, from $1.6 million, or $0.26 per diluted share, for the same period in 2024.

Fiscal Year 2025 Compared to Fiscal Year 2024

The following table shows, for fiscal year 2025 and fiscal year 2024, selected line items from the consolidated statements of income as a percentage of net sales for the Company’s operations. The Company’s continuing operations include (1) Big 3 Products; (2) Eberhard; and (3) Velvac.

	Fiscal Year Ended
	January 3, 2026	December 28, 2024

Net Sales	100.0%	100.0%
Cost of Products Sold	77.1%	75.3%
Gross Margin	22.9%	24.7%
Product Development Expense	1.6%	1.8%
Selling and Administrative Expense	17.0%	15.5%
Operating Profit	4.3%	7.4%

Summary

Net sales for 2025 decreased 8.7% to $249.0 million from $272.8 million in 2024. The sales decrease was primarily due to lower shipments for truck mirror assemblies and returnable transport packaging products. Net sales of existing products decreased 14.9%  in 2025 compared to 2024 while price increases and new products increased net sales in 2025 by 6.2%. Sales of new products increased 5.9% in 2025 and included various new truck mirror assemblies, rotary latches, D-rings, and mirror cams.

Cost of products sold decreased $13.5 million or 6.6% to $192.0 million in 2025 from $205.5 million in 2024. The decrease in the cost of products sold is primarily attributable to lower sales volumes. Tariffs incurred during 2025 were $10.2 million from China-sourced products as compared to $2.5 million in 2024. Most tariffs were recovered through price increases.

Gross margin as a percentage of sales was 22.9% in 2025 compared to 24.7% in 2024. The decrease primarily reflects the impact of higher material costs on lower sales volumes.

Product development expenses as a percentage of sales were 1.6% and 1.8% in 2025 and 2024, respectively, as the Company continues to invest in new products at Eberhard, Velvac and Big 3 Products to better serve our customers.

Selling and administrative expenses were $42.2 million in 2025 compared to $42.2 million in 2024. As a percentage of net sales, selling and administrative expenses were 17.0% for the fiscal year of 2025 compared to 15.5% for the fiscal year 2024. During 2025, Selling and administrative expenses include a $2.5 million of restructuring charges composed of personnel and facilities related cost.  The charges relate to actions completed within the fiscal year 2025.

Other expense increased $0.1 million to $0.5 million of expense in 2025 from $0.3 million of expense in 2024. The increase in other expense is due to costs associated with credit agreement refinancing partially offset by recovery of employment tax credits.

Net income from continuing operations for 2025 decreased 57% to $6.0 million, or $0.98 per diluted share, from $13.2 million, or $2.13 per diluted share, in 2024.

Other Items

The following table shows the amount of change from the year ended December 28, 2024 to the year ended January 3, 2026 in other items (dollars in thousands):

	Amount	%

Interest Expense	$(37)	-1.3%
Other (Income) Expense	$146	41.3%
Income Tax Expense	$(2,336)	-60.5%

Interest expense decreased in 2025 from 2024 is primarily due to paydown of principal.

The effective tax rate for 2025 was 20.6% compared to the 2024 effective tax rate of 22.6%. Total income taxes paid were $1.9 million in 2025 and $5.2 million in 2024.

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

The Company is dependent on continued demand for its products and subsequent collection of accounts receivable from its customers. The Company serves a broad base of customers and industries with a variety of products. As a result, any fluctuations in demand or payment from a particular industry or customer should not have a material impact on the Company’s sales and collection of receivables. Management expects that the Company’s foreseeable cash needs for operations, capital expenditures, debt service and dividend payments will continue to be met in the next 12 months from January 3, 2026 and beyond by the Company’s operating cash flows and available credit facility.

The following table shows key financial ratios at the end of each fiscal year:

	2025	2024
Current ratio	3.7	2.6
Average days’ sales in accounts receivable	59	50
Inventory turnover	3.4	3.7
Ratio of working capital to sales	28.8%	25.1%
Total debt to shareholders’ equity	27%	35%

The following table shows important liquidity measures as of the fiscal year-end balance sheet date for each of the preceding two years (in millions):

	2025	2024
Cash and cash equivalents
- Held in the United States	$5.2	$12.4
- Held by foreign subsidiaries	2.2	1.6
	7.4	14.0

Working capital	71.7	68.4
Net cash provided by operating activities	8.9	19.4
Change in working capital impact on net cash provided by operating activities	(5.4)	4.9
Net cash used in investing activities	(0.5)	(7.9)
Net cash used in financing activities	(16.3)	(4.8)

All cash held by foreign subsidiaries is readily convertible into other currencies, including the U.S. dollar.

Net cash provided by operating activities was $8.7 million in 2025 compared to $19.4 million net cash provided by operating activities in 2024. In 2025, the Company contributed $3.1 million to its defined benefit retirement plan.

In 2024, cash used to support increases in working capital requirements was $5.4 million, driven primarily by payments of accounts payable. In 2024, reductions in working capital requirements provided $4.9 million, primarily driven by reductions in inventory and prepaid expenses.

The Company used $0.5 million and $7.9 million for investing activities in 2025 and 2024, respectively.  In 2025, the Company invested $4.0 million in capital expenditures, sold $2.2 million in marketable securities, and received $1.5 million from the sale of business assets.  In 2024, the Company invested $9.7 million in capital expenditures, invested $1.0 million in marketable securities, received $2.3 million on the sale of one of its buildings, and received payments on notes receivable of $0.5 million. Capital expenditures in fiscal year 2026 are expected to be approximately $7.3 million.

In 2025, the Company made total debt payments of $44.8 million, of which $36.0 million were principal payments on the former credit facility and $2.7 million were for payment of dividends. The Company anticipates dividend payments in fiscal 2026 to be approximately $2.8 million. The Company has $66 million available on its revolving line of credit. See Note 6 - Debt in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for further discussion on the Company’s debt facilities.

In 2024, the Company made total debt payments of $4.8 million, of which $1.8 million were principal payments on the revolving commitment portion of the credit facility and $2.7 million were for payment of dividends.

The Company leases certain equipment and buildings under cancelable and non-cancelable operating leases that expire at various dates for up to 8 years. Rent expenses amounted to approximately $4.5 million in 2025 and $4.9 million in 2024.

On October 28, 2025, the Company entered into a credit agreement with the lenders from time to time party thereto, Citizens Bank, N.A., as the administrative agent, as an LC issuer, and as the swing line lender (the “Citizens Credit Agreement”). The Citizens Credit Agreement replaces the Company’s prior credit facility with TD Bank, N.A. (“TD Bank”), which was repaid using borrowings under the Citizens Credit Agreement and terminated on October 28, 2025. See Note 6 - Debt for additional information regarding the terms of the prior credit facility with TD Bank.  The Citizens Credit Agreement established a new $100 million five-year unsecured revolving credit facility and provides for the extension of credit to the Company in the form of revolving loans, swing line loans and letters of credit, at any time and from time to time during the term of the Citizens Credit Agreement. See Note 6, Debt, for additional information regarding the terms of the Citizens Credit Agreement, including repayment terms, interest rates, and applicable loan covenants. Under the terms of the Citizens Credit Agreement, the Company is subject to restrictive covenants that limit our ability to, among other things, incur additional indebtedness, pay dividends, or make other distributions, and consolidate, merge, sell or otherwise dispose of assets, as well as financial covenants that require us to maintain a maximum senior net leverage ratio and a minimum interest coverage ratio.  These covenants may limit how we conduct our business, and in the event of certain defaults, our repayment obligations may be accelerated.

The Company was in compliance with all its covenants under the Citizens Credit Agreement as of January 3, 2026 and through the date of filing this Form 10-K. The Company has $66 million available on its line of credit under the Citizens Credit Agreement as of the date of filing this Form 10-K.

As of the end of the fourth quarter of 2025, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Non-GAAP Financial Measures

The non-GAAP financial measures we provide in this Form 10-K should be viewed in addition to, and not as an alternative for, results prepared in accordance with U.S. GAAP.

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

Reconciliation of Non-GAAP Measures
Adjusted Net Income from Continuing Operations and Adjusted Earnings per Share from Continuing Operations Calculation
For the Three and Twelve Months ended January 3, 2026 and December 28, 2024
($000's)

	Three Months Ended				Twelve Months Ended
	January 3, 2026		December 28, 2024		January 3, 2026		December 28, 2024

Net income from continuing operations as reported per generally accepted accounting principles (GAAP)	$1,185		$1,597		$5,967		$13,216

Earnings per share from continuing operations as reported under generally accepted accounting principles (GAAP):
Basic	0.19		0.26		0.98		2.13
Diluted	0.19		0.26		0.98		2.13

Adjustments:
Severance and accrued compensation			1,368	a			1,368	a
Personnel and facilities restructuring	350	b			2,522	b
Credit Agreement refinancing	527	c			527	c
Non-GAAP tax impact of adjustments (1)	(181)		(342)		(628)		(342)
Total adjustments	696		1,026		2,421		1,026

Adjusted net income from continuing operations (non-GAAP)	$1,881		$2,623		$8,388		$14,242

Adjusted earnings per share from continuing operations (non-GAAP):
Basic	$0.31		$0.42		$1.37		$2.29
Diluted	$0.31		$0.42		$1.37		$2.29

(1)	Estimate of the tax effect of the items identified to determine a non-GAAP annual effective tax rate applied to the pretax amount in order to calculate the non-GAAP provision for income taxes

a)	Expenses associated with accrued compensation and severance related to the elimination of the former Chief Operating Officer position and the departure of two former Chief Executive Officers

b)	Expenses associated with severance and facilities related costs.

c)	Writeoff of fees associated with former credit agreement.

Reconciliation of Non-GAAP Measures
Adjusted EBITDA and Adjusted EBITDA from Operations Calculation
For the Three and Twelve Months ended January 3, 2026 and December 28, 2024
($000's)

	Three Months Ended				Twelve Months Ended
	January 3, 2026		December 28, 2024		January 3, 2026		December 28, 2024

Net income from continuing operations as reported per generally accepted accounting principles (GAAP)	$1,185		$1,597		$5,967		$13,216

Interest expense	665		672		2,685		2,721
Provision for income taxes	100		466		1,522		3,859
Depreciation and amortization	1,736		1,622		6,586		5,888
Severance and accrued compensation	-		1,368	a	-		1,368	a
Personnel and facilities restructuring	350	c	-		2,522	c	-
Credit Agreement refinancing	527	d			527	d
Adjusted EBITDA from continuing operations	$4,563		$5,725		$19,809		$27,052

Net income (loss) from discontinued operations as reported per generally accepted accounting principles (GAAP)	$(15)		$(284)		$1,166		$(21,745)
Interest expense	-		168		148		680
Provision (benefit) for income taxes	15		213		331		(4,333)
Depreciation and amortization	-		-		-		1,552
(Gain) Loss on classification as held for sale	-		-		(2,017	)b	23,088
Adjusted EBITDA from discontinued operations	$-		$97		$(372)		$(758)

Net income (loss) as reported per generally accepted accounting principles (GAAP)	$1,170		$1,313		$7,133		$(8,529)

Interest expense	665		840		2,832		3,401
Provision for income taxes	115		679		1,853		(474)
Depreciation and amortization	1,736		1,622		6,586		7,440
Severance and accrued compensation			1,368	a			1,368	a
Personnel and facilities restructuring	350	c			2,522	c
Credit Agreement refinancing	527	d			527	d
(Gain) Loss on classification as held for sale	-		-		(2,017	)b	23,088	b
Total adjusted EBITDA	$4,563		$5,822		$19,436		$26,294

a)	Expenses associated with accrued compensation and severance related to the elimination of the former Chief Operating Officer position and the departure of two former Chief Executive Officers

b)	Impact of classifying Big 3 Mold business as held for sale

c)	Expenses associated with severance and facilities related costs

d)	Writeoff of fees associated with former credit agreement.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of the Company’s status as a smaller reporting company pursuant to Rule 12b-2 of the Exchange Act, the Company is not required to provide information under this Item 7A.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Eastern Company

Consolidated Balance Sheets

	January 3,	December 28,
	2026	2024
ASSETS
Current Assets
Cash and cash equivalents	$7,412,019	$14,010,388
Marketable Securities	-	2,051,301
Accounts receivable, less allowances: 2025-$633,891; 2024-$530,560	30,128,669	35,515,632
Inventories:
Raw materials and component parts	21,526,667	21,070,522
Work in process	7,135,539	7,120,460
Finished goods	27,681,550	27,018,616
	56,343,756	55,209,598

Current portion of note receivable	33,844	286,287
Prepaid expenses and other assets	5,349,486	3,477,717
Current assets held for sale	-	5,071,828
Total Current Assets	99,267,774	115,622,751

Property, Plant and Equipment
Land	664,344	579,344
Buildings	9,786,364	7,293,565
Machinery and equipment	49,712,848	48,447,779
Accumulated depreciation	(33,246,213)	(28,810,628)
Property, Plant and Equipment, net	26,917,343	27,510,060

Other Assets
Goodwill	58,631,336	58,509,384
Trademarks	5,082,767	3,946,455
Patents, technology and other intangibles net of accumulated amortization	5,269,204	8,765,612
Long term note receivable, less current portion		162,102
Deferred income taxes	5,528,496	6,611,518
Right of use assets	15,979,696	14,180,865
Total Other Assets	90,491,499	92,175,936

TOTAL ASSETS	$216,676,616	$235,308,747

See accompanying notes.

The Eastern Company

Consolidated Balance Sheets

	January 3,	December 28,
	2026	2024
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$16,426,259	$19,650,970
Accrued compensation	4,203,720	5,478,581
Other accrued expenses	2,349,400	9,577,019
Current portion of operating lease liability	3,729,769	3,072,668
Current portion of financing lease liability	908,332	761,669
Current portion of long-term debt	-	3,603,935
Other current liabilities	-	505,376
Current liabilities held for sale	-	2,144,573
Total Current Liabilities	27,617,480	44,794,791

Other long-term liabilities	464,902	546,395
Operating lease liability, less current portion	12,235,188	11,108,197
Financing lease liability, less current portion	3,080,446	3,052,073
Long-term debt, less current portion	33,902,353	38,640,576
Accrued postretirement benefits	332,165	410,476
Accrued pension cost	14,398,753	16,064,840
Long-term liabilities held for sale	-	-
Total Liabilities	92,031,287	114,617,348

Shareholders’ Equity
Voting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Nonvoting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Common Stock, no par value, Authorized: 50,000,000 shares
Issued: 9,179,288 shares in 2025 and 9,146,996 shares in 2024
Outstanding: 6,041,767 shares in 2025 and 6,163,138 shares in 2024	36,337,100	35,443,009
Treasury Stock: 3,137,521 shares in 2025 and 2,983,858 shares in 2024	(30,067,777)	(26,338,309)
Retained earnings	137,997,382	133,545,670
Accumulated other comprehensive loss:
Foreign currency translation	(1,437,363)	(2,276,590)
Unrealized gain (loss) on foreign currency swap, net of tax	570,097	(505,376)
Unrecognized net pension and postretirement benefit costs, net of tax	(18,754,110)	(19,177,005)
Accumulated other comprehensive loss	(19,621,376)	(21,958,971)
Total Shareholders’ Equity	124,645,329	120,691,399
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$216,676,616	$235,308,747

See accompanying notes.

The Eastern Company

Consolidated Statements of Income

	Year Ended
	January 3,	December 28,
	2026	2024
Net sales	$248,970,345	$272,751,967
Cost of products sold	(192,011,802)	(205,484,807)
Gross margin	56,958,543	67,267,160

Product development expense	(4,064,474)	(4,888,496)
Selling and administrative expenses	(42,220,760)	(42,229,660)
Operating profit	10,673,309	20,149,004

Interest expense	(2,684,603)	(2,721,318)
Other expense	(499,257)	(353,366)
Income from continuing operations before income taxes	7,489,449	17,074,320

Income taxes	(1,522,345)	(3,858,796)
Net income from continuing operations	$5,967,104	$13,215,524

Discontinued Operations (see note 2)
Loss from operations of discontinued units	$(520,006)	$(2,821,898)
Gain (loss) on classification as held for sale	2,016,696	(23,087,775)
Income tax (expense) benefit	(331,009)	4,164,932
Net income (loss) on discontinued operations	$1,165,681	$(21,744,741)

Net income (loss)	$7,132,785	$(8,529,217)

Earnings per share from continuing operations:
Basic	$0.98	$2.13

Diluted	$0.98	$2.13

Earnings (loss) per share from discontinued operations:
Basic	$0.19	$(3.50)

Diluted	$0.19	$(3.50)

Total earnings (loss) per share:
Basic	$1.17	$(1.37)

Diluted	$1.17	$(1.37)

Cash dividends per share:	$0.44	$0.44

See accompanying notes.

The Eastern Company

Consolidated Statements of Comprehensive Income

	Year Ended
	January 3,	December 28,
	2026	2024
Net income (loss)	$7,132,785	$(8,529,217)
Other comprehensive income:
Change in foreign currency translation	839,227	(1,409,991)
Change in fair value of foreign currency swap	1,075,473	(505,376)
Change in pension and other postretirement benefit costs, net of taxes of: $177,258 in 2025 and $982,414 in 2024	422,895	2,951,372
Total other comprehensive income	2,337,595	1,036,005
Comprehensive income (loss)	$9,470,380	$(7,493,212)

See accompanying notes.

The Eastern Company

Consolidated Statements of Shareholders’ Equity

	Common		Treasury		Retained	Accumulated Other Comprehensive	Shareholders'
	Shares	Stock	Shares	Stock	Earnings	Income (Loss)	Equity

Balances at December 30, 2023	9,091,815	$33,950,859	(2,874,445)	$(23,280,467)	$144,805,168	$(22,994,976)	$132,480,584
Net Loss					(8,529,217)		(8,529,217)
Cash dividends declared, $0.44 per share					(2,730,281)		(2,730,281)
Currency translation adjustment						(1,409,991)	(1,409,991)
Change in fair value of foreign currency swap						(505,376)	(505,376)
Change in pension and other postretirement benefit costs, net of tax						2,951,372	2,951,372
Stock Options Exercised							-
Treasury Stock Purchase			(109,413)	(3,057,842)			(3,057,842)
Issuance of stock awards, net	36,987	968,672					968,672
Issuance of Common Stock for directors' fees	18,194	523,478					523,478
Balances at December 28, 2024	9,146,996	$35,443,009	(2,983,858)	$(26,338,309)	$133,545,670	$(21,958,971)	$120,691,399
Net Income					7,132,785		7,132,785
Cash dividends declared,$0.44 per share					(2,681,073)		(2,681,073)
Currency translation adjustment						839,227	839,227
Change in fair value of foreign currency swap						1,075,473	1,075,473
Change in pension and other postretirement benefit costs, net of tax						422,895	422,895
Stock Options Exercised							-
Treasury Stock Purchase			(153,663)	(3,729,468)			(3,729,468)
Issuance of stock awards, net	3,502	224,409					224,409
Issuance of Common Stock for directors' fees	28,790	669,682					669,682
Balances at January 3, 2026	9,179,288	$36,337,100	(3,137,521)	$(30,067,777)	$137,997,382	$(19,621,376)	$124,645,329

See accompanying notes.

The Eastern Company

Consolidated Statements of Cash Flows

	Year Ended
	January 3, 2026	December 28, 2024
Operating Activities
Net (loss) income	$7,132,785	$(8,529,217)
Less: Gain (loss) from discontinued operations	1,165,681	(21,744,741)
Income from continuing operations	$5,967,104	$13,215,524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,586,040	5,888,050
Reduction in carrying amount of ROU assets	(2,900,200)	(2,883,273)
Unrecognized pension and postretirement benefits	(1,197,126)	(1,613,436)
Loss on refinancing of credit agreement	526,602	-
Loss on sale of equipment and other assets	365,257	162,918
Provision for doubtful accounts	95,767	2,430
Stock compensation expense	894,091	1,492,150
Deferred taxes	1,080,040	(4,700,137)
Changes in operating assets and liabilities:
Accounts receivable	7,858,798	(1,322,130)
Inventories	(268,522)	3,126,444
Prepaid expenses and other	(466,822)	1,790,094
Other assets	(209,825)	(236,304)
Accounts payable	(4,500,112)	(4,000,280)
Accrued compensation	(1,094,203)	244,229
Change in operating lease liability	2,900,200	2,883,289
Other accrued expenses	(6,771,706)	5,336,482
Net cash provided by operating activities	8,865,383	19,386,050

Investing Activities
Marketable securities	2,222,059	(956,728)
Business acquisition	(421,039)	-
Payments received from notes receivable	14,545	499,811
Proceeds from sale of business	1,593,646	-
Proceeds from sale of building and equipment	51,727	2,278,540
Purchases of property, plant and equipment	(3,969,860)	(9,709,673)
Net cash used in investing activities	(508,922)	(7,888,050)

Financing Activities
Proceeds from short term borrowings (revolver)	-	3,000,000
Principal payments on short-term borrowings (revolver)	-	(1,750,000)
Financing fees paid	(299,521)	-
Proceeds from new long-term debt refinancing	36,015,894	-
Principal payments on long-term debt	(44,750,000)	(3,087,289)
Financing leases, net	(853,224)	2,801,516
Purchase common stock for treasury	(3,729,468)	(3,057,841)
Dividends paid	(2,681,073)	(2,730,281)
Net cash used in financing activities	(16,297,392)	(4,823,895)

Discontinued Operations
Cash provided by operating activities	-	1,165,057
Cash used in investing activities	-	(583,242)
Cash provided by discontinued operations	-	581,815

Effect of exchange rate changes on cash	509,421	(711,844)
Net change in cash and cash equivalents	(7,431,510)	6,544,076

Cash and cash equivalents at beginning of year	14,843,529	8,299,453
Cash and cash equivalents at end of year¹	$7,412,019	$14,843,529

Supplemental disclosure of cash flow information:
Interest	$2,890,146	$3,224,798
Income taxes	1,924,358	5,166,195

Non-cash investing and financing activities
Right of use asset	1,652,686	2,883,273
Lease liability	1,491,392	36,569

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

The Eastern Company

Notes to Consolidated Financial Statements (continued)

2. DISCONTINUED OPERATIONS

In the third quarter of 2024, the Company decided to sell Big 3 Mold and determined that the Big 3 Mold business met the criteria to be held for sale and that the assets held for sale qualify for discontinued operations. As such, the financial results of the Big 3 Mold business are reflected in our consolidated statements of income as discontinued operations for all periods presented. Additionally, current and non-current assets and liabilities of discontinued operations are reflected in the consolidated balance sheets for all periods presented.  On April 30, 2025, the Company sold the equipment, workforce and customer list of the ISBM division of Big 3 Mold.  ISBM, which is located in Centralia, Illinois, is an injection stretch blow mold toolmaker.   From April 30, 2025, the assets and liabilities and results of operations have been included in continuing operations.

Summarized Financial Information of Discontinued Operations

The following table represents income (loss) from discontinued operations, net of tax:

	Year Ended
	January 3, 2026	December 28, 2024

Net sales	$1,670,208	$13,728,762
Cost of products sold	(1,653,484)	(11,573,847)
Gross margin	16,724	2,154,915

Selling and administrative expenses	(388,848)	(4,296,484)
Operating loss	(372,124)	(2,141,569)

Other income (expense)	2,016,696	(23,087,775)
Interest expense	(147,882)	(680,329)

Income (Loss) from discontinued operations before income taxes	1,496,690	(25,909,673)

Income tax (expense) benefit	(331,009)	4,164,932
Income (Loss) from discontinued operations, net of tax	$1,165,681	$(21,744,741)

The Eastern Company

Notes to Consolidated Financial Statements (continued)

The following table represents the assets and liabilities from discontinued operations:

	January 3, 2026	December 28, 2024

Cash	$-	$833,141
Accounts receivable	-	2,533,357
Inventory	-	784,485
Prepaid expenses	-	789,438
Right of use assets	-	131,407
Total assets of discontinued operations	$-	$5,071,828

Current assets of discontinued operations¹	$-	$5,071,828
Total assets of discontinued operations	$-	$5,071,828

Accounts payable	$-	$756,842
Accrued compensation and other accrued expenses	-	1,242,812
Current portion of operating lease liability	-	121,299
Current portion of financing lease liability	-	7,371
Other long-term liabilities	-	16,249
Total liabilities of discontinued operations	$-	$2,144,573

Current liabilities of discontinued operations¹	$-	$2,144,573
Total liabilities of discontinued operations	$-	$2,144,573

¹

the total assets and liabilities of discontinued operations are presented as current in the December 28, 2024 consolidated balance sheet as we expect to sell the discontinued operations and collect proceeds within one year.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

3. ACCOUNTING POLICIES

Fiscal Year

The Company’s year ends on the Saturday nearest to December 31. Based on this policy, fiscal year 2025 was comprised of 53 weeks and fiscal year 2024 was comprised of 52 weeks. References in these Notes to the consolidated financial statements to “2025” or “fiscal year 2025” mean the fiscal year ended January 3. 2026, and references to “2024” or “fiscal year 2024” mean the fiscal year ended December 28, 2024. References to the “fourth quarter of 2025” or the “fourth fiscal quarter of 2025” mean the fourteen-week period from September 28, 2025 to January 3, 2026, and references to the “fourth quarter of 2024” or the “fourth fiscal quarter of 2024” mean the thirteen-week period from September 29, 2024 to December 28, 2024.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. On an ongoing basis the Company evaluates its estimates, including those related to product returns, bad debts, carrying value of inventories, intangible and other long-lived assets, income taxes, pensions, other postretirement benefits, and gain or loss on held for sale. Actual results could differ from those estimates.

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

Cash Equivalents

Highly liquid investments purchased with a maturity of three months or less are considered cash equivalents. The Company has deposits that exceed amounts insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000, but the Company does not consider this a significant concentration of credit risk based on the strength of the financial institution. Approximately 31% of available cash is located outside of the United States in our foreign subsidiaries.

Accounts Receivable

Accounts receivable are stated at their net realizable value. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company reviews the collectability of its receivables on an ongoing basis considering a combination of factors. The Company reviews potential problems, such as past due accounts, a bankruptcy filing or deterioration in the customer’s financial condition, to ensure the Company has adequately accrued for potential loss. Accounts are considered past due based on when payment was originally due. If a customer’s situation changes, such as a bankruptcy or change in creditworthiness, or there is a change in the current economic climate, the Company may modify its estimate of the allowance for doubtful accounts. The Company will write off accounts receivable after reasonable collection efforts have been made and the accounts are deemed uncollectible. As of January 3, 2026 and December 28, 2024, the Company’s allowance for doubtful accounts total was $0.6 million and $0.5 million, respectively. As of January 3, 2026 and December 28, 2024, the Company’s bad debt expense was $0.1 million and $0.1 million, respectively.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined by the last-in, first-out (LIFO) method at Eberhard ($19.1 million on January 3, 2026 and $19.9 million December 28, 2024) and by the first-in, first-out (FIFO) method for inventories at Big 3 Precision, Velvac and outside the U.S. ($37.2 million on January 3, 2026 and $36.1 million on December 28, 2024).

Cost exceeded the LIFO carrying value by approximately $3.8 million on January 3, 2026 and $3.8 million on December 28, 2024. There was no material LIFO quantity liquidation in 2025 or 2024. In addition, as of the balance sheet dates, the Company has recorded reserves for excess/obsolete inventory.

Property, Plant and Equipment and Related Depreciation

Property, plant, and equipment (including equipment under finance lease of $4.0 million) are stated at cost. Depreciation expense ($3.8 million in 2025, $3.8 million in 2024) is computed using the straight-line method based on the following estimated useful lives of the assets: Buildings - 10 to 39.5 years; Machinery and equipment - 3 to 10 years.

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

In the third quarter of 2024 a goodwill impairment of approximately $12.1 million was recognized in discontinued operations when classifying the disposal group as held for sale. See Note 2 – Discontinued Operations for further discussion of discontinued operations.  Less than $0.1 million were recognized as impairment losses for the year ending January 3, 2026.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

The Company performed qualitative assessments of goodwill as of the end of fiscal 2025 and 2024 and determined that no impairment existed at the end of 2025 and 2024.

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

In the third quarter of 2024 an impairment loss of approximately $4.7 million was recognized in discontinued operations when classifying the disposal group as held for sale. See Note 2 – Discontinued Operations for further discussion of discontinued operations. No impairment losses were recognized for the year ended January 3, 2026.

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

The carrying amounts of other financial instruments (cash and cash equivalents, marketable securities, accounts receivable, accounts payable and debt) as of January 3, 2026 and December 28, 2024, approximate fair value because of their short-term nature and market-based interest rates.

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

The Company has operating leases for buildings, warehouses, and office equipment as well as finance leases for equipment. The Company determines whether an arrangement is, or contains, a lease at contract inception. An arrangement contains a lease if t

Company has the right to direct the use of and obtain substantially all the economic benefits of an identified asset. ROU assets and lease liabilities are recognized at lease commencement based on the present value of lease payments over the lease term.

The Eastern Company

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

Currently, the Company has 17 operating leases with a lease liability of $16.0 million and 8 finance leases with a lease liability of $4.0 million as of January 3, 2026. The basis, terms, and conditions of the leases are determined by the individual agreements. The leases do not contain residual value guarantees, restrictions, or covenants that could cause the Company to incur additional financial obligations. There are no related party transactions. There are no leases that have not yet commenced that could create significant rights and obligations for the Company. The weighted average remaining lease term is 5.8 years.

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

Big 3 Mold may employ the efforts expended method for the percentage of completion for revenue recognition for certain transactions. The efforts expended method calculates the proportion of effort expended to date in comparison to the total effort expected to be expended for the contract. The amount of revenue recognized by employing the percentage of completion method was $0.8 million for the year ended January 3, 2026 and $2.3 million for the year ended December 28, 2024.

Based on historical experience, product returns have been immaterial, and the Company does not accrue a reserve for product returns. For the years ended January 3, 2026 and December 28, 2024, the Company recorded sales returns of $0.5 million and $0.8 million, respectively, as a reduction to revenue.

Sales and similar taxes that are imposed on the Company’s sales and collected from the customer are excluded from revenues.

Costs for shipping and handling activities, including those activities that occur after transfer of control to the customer, are recorded as cost of sales and are expensed as incurred.

For the years ended January 3, 2026 and December 28, 2024, the Company recorded no revenues related to performance obligations satisfied in prior periods. The Company has elected to use the practical expedient to exclude disclosure of transaction prices allocated to remaining performance obligations, and when the Company expects to recognize such revenue, for all periods prior to the date of initial application of the standard.

The Company notes that it is impracticable to provide revenues from external customers for each product and service.

See Note 12 – Segment and Geographic Information regarding the Company’s revenue disaggregated by geography.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

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

Product Development Costs

Product development costs, charged to expense as incurred, were $4.1 million in 2025 and $4.9 million in 2024 and include costs to develop new or enhance existing products to better serve our customers.

Selling and Administrative Expenses

Selling and administrative expenses include all operating costs of the Company that are not directly related to the cost of purchasing, manufacturing, and preparing a product for sale. These expenses represent selling and administrative expenses for support functions and related overhead.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were $0.5 million in 2025 and $0.6 million in 2024.

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

The Eastern Company

Notes to Consolidated Financial Statements (continued)

4. GOODWILL

The following is a roll-forward of goodwill for 2025 and 2024:

2025

Beginning Balance	$58,509,384
Acquisition	90,000
Impairment Charge	(73,528)
Foreign Exchange	105,480
Ending Balance	$58,631,336

2024

Beginning Balance	$70,776,893
Impairment Charge	(12,081,578)
Foreign Exchange	(185,931)
Ending Balance	$58,509,384

The Eastern Company

Notes to Consolidated Financial Statements (continued)

5. INTANGIBLES

Trademarks are not amortized as their lives are deemed to be indefinite. Amortization expense recognized $2.6 million in 2025 and $4.0 million in 2024. Total amortization expense for each of the next five years is estimated to be as follows: 2026 - $2.6 million; 2027 - $1.8 million; 2028 - $0.2 million; 2029 - $0.1 million and 2029 - $0.1 million.

		Weighted-Average
		Amortization
	2025	Period (Years)
Gross Amount
Patents and developed technology	$7,375,481	4.2
Customer relationships	16,675,904	3.6
Non-compete agreements	311,550	0.2
Total Gross Intangibles	$24,362,935	3.7

Accumulated Amortization
Patents and developed technology	$4,331,720
Customer relationships	14,718,908
Non-compete agreements	43,103
Accumulated Amortization	$19,093,731

Net 2025 per Balance Sheet	$5,269,204

	2024
Gross Amount
Patents and developed technology	$7,312,228	4.0
Customer relationships	17,884,257	3.6
Non-compete agreements	141,515	0.5
Total Gross Intangibles	$25,338,000	3.7

Accumulated Amortization
Patents and developed technology	$4,134,929
Customer relationships	12,419,398
Non-compete agreements	18,061
Accumulated Amortization	$16,572,388

Net 2024 per Balance Sheet	$8,765,612

The Eastern Company

Notes to Consolidated Financial Statements (continued)

6. DEBT

On October 28, 2025, the Company entered into a Credit Agreement with Citizens Bank, N.A. that provides for the extension of credit to the Company in the form of revolving loans, swing line loans and letters of credit (the “Credit Agreement”).

The Credit Agreement provides the Company with a $100 million five-year senior secured revolving credit facility. Under the revolving credit facility, up to $5 million is available for letters of credit and up to $5 million is available for swing line loans. The Company can elect to increase the revolving commitment under the Credit Agreement by up to $75 million, provided that one or more lending institutions (whether or not existing lenders under the Credit Agreement) voluntarily agree to provide the additional commitment.

Revolving loans under the Credit Agreement bear interest at a variable rate based on the term secured overnight financing rate (“SOFR”) plus an applicable margin of 1.375% to 2.125% depending on the Company’s senor net leverage ratio.  The Company’s obligations under the Credit Agreement are secured by a lien on substantially all of the Company’s and its subsidiaries’ assets pursuant to a Pledge and Security Agreement dated as of October 28, 2025.

Amounts outstanding under the Credit Agreement are generally due and payable on the expiration date of the Credit Agreement (October 28, 2030) or the earlier termination of the revolving commitments thereunder.  The Company can elect to prepay some or all of the outstanding balance from time to time without penalty.

Debt consists of:

	2025	2024
Term loans	$-	$40,944,511
Revolving credit loan	33,902,353	1,250,000
	33,902,353	42,244,511
Less current portion	-	3,603,935
	$33,902,353	$38,640,576

Amounts are net of unamortized discounts and debt issuance costs of $113,500 as of January 3, 2026 and $74,500 as of December 28, 2024.

The Company paid interest of $2,458,000 in 2025 and $3,224,798 in 2024.

The Company’s loan covenants under the Credit Agreement require the Company to maintain a senior net leverage ratio not to exceed 3.50 to 1.00, which is to be tested quarterly on a trailing twelve-month basis. In addition, the Company is required to maintain an interest coverage ratio not less than 3.00 to 1.00.  The Company was in compliance with all covenants as of January 3, 2026 and December 28, 2024.

As of January 3, 2026, scheduled annual principal maturities of long-term debt, net of deferred financing fees, for each of the next five years follow:

2026	—
2027	—
2029	—
2030	33,902,353
Thereafter	—
$33,902,353

The Eastern Company

Notes to Consolidated Financial Statements (continued)

7. STOCK OPTIONS AND AWARDS

Stock Awards

As of January 3, 2026, the Company has one incentive stock award plan, The Eastern Company 2020 Stock Incentive Plan (the “2020 Plan”), for officers, other key employees, and non-employee directors. Restricted stock awards or restricted stock units may be granted to participants under the 2020 Plan with restrictions determined by the Compensation Committee of the Company’s Board of Directors.  The Company granted 88,416 and 92,016 restricted stock unit awards during 2025 and 2024, respectively.

The 2020 Plan also permits the issuance of stock options.  Stock option awards granted under the 2020 Plan will have exercise prices determined by the Compensation Committee of the Company’s Board of Directors that are not less than 100% of the fair market value of the Company’s common stock on the dates the stock awards are granted.  The Company issued 50,688 and 53,568 stock options in 2025 and 2024, respectively.  For the year of 2025, the Company used several assumptions which included an expected term of 3 years, volatility deviation of 42.54% and 40.34% and a risk-free rate of 3.73% and 4.34%.  For the year of 2024, the Company used several assumptions which included an expected term of 3 years, volatility deviation of 38.30% and a risk-free rate of 4.51%.

Stock-based compensation expense, including forfeitures, in connection with stock awards and stock options previously granted to employees was $254,000 and $1,030,000 for fiscal years 2025 and 2024, respectively. The Company used fair market value to determine the associated expense with stock awards for the 2025 and 2024 fiscal years.

As of January 3, 2026, there were 780,962 shares of common stock reserved and available for future grant under 2020 Plan.

The following tables set forth the outstanding stock options for the period specified:

	Year Ended January 3, 2026		Year Ended December 28, 2024
	Shares	Weighted - Average Exercise Price	Shares	Weighted - Average Exercise Price
Outstanding at beginning of period	25,116	$28.18	13,000	$24.19
Issued	50,688	27.57	53,568	28.69
Expired	(1,500)	20.20	(9,000)	26.30
Exercised	-	-	(2,500)	20.20
Forfeited	(16,824)	28.45	(29,952)	28.69
Outstanding at end of period	57,480	$27.77	25,116	$28.18

Stock Options Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of January 3, 2026	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable as of January 3, 2026	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$21.52 - $28.69	57,480	4.0	$27.77	-	-	-

The Eastern Company

Notes to Consolidated Financial Statements (continued)

The following tables set forth the outstanding stock grants for the period specified:

	Year Ended January 3, 2026	Year Ended December 28, 2024
	Shares	Shares
Outstanding at beginning of period	39,592	89,400
Issued	37,728	38,448
Exercised	(4,579)	(38,534)
Forfeited	(24,285)	(49,722)
Outstanding at end of period	48,456	39,592

As of January 3, 2026, outstanding stock options and awards had an intrinsic value of $951,000.

8. INCOME TAXES

Deferred income taxes are provided on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and those for income tax reporting purposes. Deferred income tax (assets) liabilities relate to:

	2025	2024
Property, plant, and equipment	$2,948,820	$2,587,121
Right of Use Asset	4,534,295	4,146,568
Other	318,787	295,062
Total deferred income tax liabilities	7,801,902	7,028,751

Other postretirement benefits	(75,481)	(93,832)
Inventories	(2,126,937)	(1,926,286)
Intangible assets	(1,450,035)	(2,342,735)
Allowance for doubtful accounts	(147,961)	(136,667)
Accrued compensation	(438,761)	(422,490)
Lease Obligation	(4,534,295)	(4,146,568)
Pensions	(2,844,786)	(3,362,108)
Foreign Tax Credit	(1,712,142)	(1,209,583)
Total deferred income tax assets	(13,330,398)	(13,640,269)
Net deferred income tax (assets) liabilities	$(5,528,496)	$(6,611,518)

The Eastern Company

Notes to Consolidated Financial Statements (continued)

Income before income taxes consists of:

	2025			2024
	Continuing Operations	Discontinued Operations	Total Income Statement	Continuing Operations	Discontinued Operations	Total Income Statement

Domestic	$3,523,580	$1,496,690	$5,020,270	$13,362,740	$(26,029,224)	$(12,666,484)
Foreign	3,965,869	-	3,965,869	3,711,580	119,551	3,831,131
	$7,489,449	$1,496,690	$8,986,139	$17,074,320	$(25,909,673)	$(8,835,353)

The provision for income taxes follows:

	2025			2024
	Continuing Operations	Discontinued Operations	Total Income Statement	Continuing Operations	Discontinued Operations	Total Income Statement
Current
Federal	$(382,645)	$-	$(382,645)	$2,561,006	$-	$2,561,006
Foreign	1,140,895	-	1,140,895	1,572,973	31,681	1,604,654
State	205,454	-	205,454	859,579	-	859,579
Deferred:
Federal	603,964	309,865	913,829	(959,267)	(3,730,004)	(4,689,271)
Foreign	(128,396)	-	(128,396)	-		-
State	83,073	21,144	104,217	(175,495)	(466,609)	(642,104)
	$1,522,345	$331,009	$1,853,354	$3,858,796	$(4,164,932)	$(306,136)

The Eastern Company

Notes to Consolidated Financial Statements (continued)

The Company adopted ASU 2023-09 "Income Taxes (Topic 740): Improvements To Income Tax Disclosures" on a prospective basis beginning with the year ended January 3, 2026.  The following table presents required disclosure pursuant to ASU 2023-09 and reconciles the U.S. federal statutory tax amount and rate to our actual global effective amount and rate for the year ended January 3, 2026.

	Amount	Percent
U.S. federal statutory tax rate	$1,887,090	21.0%
State and local income taxes, net of federal income tax effect (1)	303,947	3.4%
Foreign tax effects:
China
Statutory tax rate difference between China and the United States	(239,069)	-2.7%
Mexico
Statutory tax rate difference between Mexico and the United States	500,157	5.6%
Other countries	(81,421)	-0.9%
Effect of changes in tax laws or rates enacted in the current period	-	0.0%
Effect of cross-border tax laws
Global intangible low-taxed income	292,864	3.3%
Foreign partnership inclusion	247,104	2.7%
Tax credits
Research and development tax credits	(337,963)	-3.8%
Foreign tax credits	(705,676)	-7.9%
Changes in valuation allowances	-	0.0%
Nontaxable or nondeductible items
Meals and entertainment	22,685	0.3%
Other	2,703	0.0%
Changes in unrecognized tax benefits	(64,382)	-0.7%
Other adjustments	25,315	0.3%
Provision for income taxes and effective tax rate	$1,853,354	20.6%

(1)	During the year ended January 3, 2026, state taxes in Wisconsin and New Jersey made up the majority of tax effects in this category.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

The following table presents required disclosure pursuant to ASU 2023-09 and reconciles the U.S. federal statutory tax amount and rate to our actual global effective amount and rate for continuing operations for the year ended January 3, 2026:

	Amount	Percent
U.S. federal statutory tax rate	$1,572,785	21.0%
State and local income taxes, net of federal income tax effect (1)	287,243	3.8%
Foreign tax effects
China
Statutory tax rate difference between China and the United States	(239,069)	-3.2%
Mexico
Statutory tax rate difference between Mexico and the United States	500,157	6.7%
Other countries	(81,421)	-1.1%
Effect of changes in tax laws or rates enacted in the current period	-	0.0%
Effect of cross-border tax laws
Global intangible low-taxed income	292,864	3.9%
Foreign partnership inclusion	247,104	3.3%
Tax credits
Research and development tax credits	(337,963)	-4.5%
Foreign tax credits	(705,676)	-9.3%
Changes in valuation allowances	-	0.0%
Nontaxable or nondeductible items
Meals and entertainment	22,685	0.3%
Other	2,703	0.0%
Changes in unrecognized tax benefits	(64,382)	-0.9%
Other adjustments	25,315	0.3%
Provision for income taxes and effective tax rate	$1,522,345	20.3%

(1)	During the year ended January 3, 2026, state taxes in Wisconsin and New Jersey made up the majority of tax effects in this category.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

The following table presents required disclosure pursuant to ASU 2023-09 and reconciles the U.S. federal statutory tax amount and rate to our actual global effective amount and rate for discontinued operations for the year ended January 3, 2026:

	Amount	Percent
U.S. federal statutory tax rate	$314,305	21.0%
State and local income taxes, net of federal income tax effect (1)	16,704	1.1%
Foreign tax effects	-	0.0%
Effect of changes in tax laws or rates enacted in the current period	-	0.0%
Effect of cross-border tax laws	-	0.0%
Tax credits	-	0.0%
Changes in valuation allowances	-	0.0%
Nontaxable or nondeductible items	-	0.0%
Changes in unrecognized tax benefits	-	0.0%
Other adjustments	-	0.0%
Provision for income taxes and effective tax rate	$331,009	22.1%

(1)	During the year ended January 3, 2026, state taxes in Wisconsin made up the majority of tax effects in this category.

The following table presents the required disclosures prior to the adoption of ASU 2023-09 and reconciles the U.S. federal statutory income tax rate to the actual global effective income tax rate for the year ended December 28, 2024:

	Amount	Percent
Income taxes using U.S. federal statutory rate	$(1,855,424)	21%
State income taxes, net of federal benefit	188,037	(2)
Impact of goodwill impairment charge	1,638,143	(18)
Impact on Foreign Repatriation Tax Reform	252,786	(3)
Impact of foreign subsidiaries on effective tax rate	(95,924)	1
Impact of Research & Development tax credit	(472,561)	5
Uncertain tax positions reserve	(14,056)	0
Other net	52,863	0
	$(306,136)	4%

The Eastern Company

Notes to Consolidated Financial Statements (continued)

The following table presents the required disclosures prior to the adoption of ASU 2023-09 and reconciles the U.S. federal statutory income tax rate to the actual global effective income tax rate for continuing operations for the year ended December 28, 2024:

	Amount	Percent
Income taxes using U.S. federal statutory rate	$3,585,607	21%
State income taxes, net of federal benefit	556,658	3
Impact on Foreign Repatriation Tax Reform	252,786	2
Impact of foreign subsidiaries on effective tax rate	(102,501)	(1)
Impact of Research & Development tax credit	(472,561)	(2)
Uncertain tax positions reserve	(14,056)	0
Other net	52,863	0
	$3,858,796	23%

The following table presents the required disclosures prior to the adoption of ASU 2023-09 and reconciles the U.S. federal statutory income tax rate to the actual global effective income tax rate for discontinued operations for the year ended December 28, 2024:

	Amount	Percent
Income taxes using U.S. federal statutory rate	$(5,441,031)	21%
State income taxes, net of federal benefit	(368,621)	1
Impact of foreign subsidiaries on effective tax rate	6,577	0
Impact of goodwill impairment charge	1,638,143	(6)
	$(4,164,932)	16%

The Company adopted ASU 2023-09 on a prospective basis for the year ended January 3, 2026 and has included the following table as a result of adoption, which presents income taxes paid (net of refunds received) for the year ended January 3, 2026:

U.S. Federal	$400,000
State
Wisconsin	145,792
Other states	237,671
Total state	383,463
Foreign
Canada	266,686
China	112,012
Mexico	747,261
Other countries	14,936
Total foreign	1,140,895
Total cash paid for income taxes, net of refunds	$1,924,358

The Company had income taxes paid of $5,166,195 for the year ended December 28, 2024, prior to the adoption of ASU 2023-09.

Under accounting standards (ASC 740), a deferred tax liability is not recorded for the excess of the financial reporting (book) basis over the tax basis of an investment in a foreign subsidiary if the indefinite reinvestment criteria are met. Effective for foreign earnings after December 30, 2017, if such earnings are distributed in the form of cash dividends, the Company would not be subject to additional U.S. income taxes but could be subject to foreign income and withholding taxes. A provision has not been made for additional U.S. federal and foreign taxes on January 3, 2026 of undistributed earnings of foreign subsidiaries because the Company intends to reinvest these funds indefinitely. It is not practicable to estimate the unrecognized deferred tax liability for withholding taxes on these undistributed earnings.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

On December 14, 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures which applies to all entities subject to income taxes. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. For public business entities (PBEs), the new requirements will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. The Company adopted ASU 2023-09 on a prospective basis for the year ending January 3, 2026.

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

	2025	2024

Balance at beginning of year	$494,358	$571,864
Increase for positions taken during the current period	(12,424)	(2,303)
Increase (decrease) for positions taken during the prior period	-	-
Decrease resulting from the expiration of the statute of limitations	(82,040)	(75,203)
Balance at end of year	$399,894	$494,358

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2021 and non-U.S. income tax examinations by tax authorities prior to 2019.

Included in the balance as of January 3, 2026, are $315,916 of unrecognized tax benefits that would affect the annual effective tax rate. In 2025, the Company recognized accrued interest related to unrecognized tax benefits in income tax expense. The Company had approximately $65,008 and $52,039 of accrued interest as of January 3, 2026 and December 28, 2024, respectively. The amount of interest reflected in the statement of operations was an expense of $12,969 and a benefit of $17,791 for the years ending January 3, 2026 and December 28, 2024, respectively.

The total amount of unrecognized tax benefits could increase or decrease within the next twelve months for several reasons, including the closure of federal, state, and foreign tax years by expiration of the statute of limitations and the recognition and measurement considerations under ASC 740.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

9. LEASES

The Company enters into leases for manufacturing facilities, warehouses, sales offices, plant equipment, vehicles, and certain other equipment with varying end dates from February 2026 to April 2033, including renewal options

The following table (in millions) represents the impact of leasing on the consolidated balance sheets:

	Balance Sheet Classification	January 3, 2026	December 28, 2024
Assets:
Operating lease assets, net	Right of use assets	$16.0	$14.2
Finance lease right of use assets, net	Property, plant and equipment, net	4.0	3.8
Total leased assets, net		20.0	18.0

Liabilities:
Current operating lease liabilities	Current portion of operating lease liability	3.8	3.1
Current finance lease liabilities	Current portion of financing lease liability	0.9	0.8
Noncurrent operating lease liabilities	Operating lease liability, less current portion	12.2	11.1
Noncurrent finance lease liabilities	Financing lease liability, less current portion	3.1	3.1
Total lease liabilities		$20.0	$18.0

Cash paid included in the measurement of operating lease liabilities was $4.0 million and $4.3 million for the fiscal years ended January 3, 2026 and December 28, 2024, respectively, all of which were included within the operating cash flow section of the consolidated statements of cash flows. Lease assets obtained in exchange for new operating lease liabilities were $4.5 million and $0.4 million for the fiscal years ended January 3, 2026 and December 28, 2024, respectively.

Cash paid included in the measurement of finance lease liabilities was $0.9 million and $0.4 million for the fiscal years ended January 3, 2026 and December 28, 2024, respectively, which were included within the financing cash flow section of the consolidated statements of cash flows for the fiscal years ended January 3, 2026 and December 28, 2024, respectively.

Total operating lease expense was $4.5 million and $4.9 million for the fiscal years ended January 3, 2026 and December 28, 2024, respectively.

Total financing lease expense was $0.3 million and $0.1 million for the fiscal years ended January 3, 2026 and December 28, 2024, respectively.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

9. LEASES (continued)

The future payments (in millions) due under non-cancelable operating and finance leases as of January 3, 2026 are as follows:

	Operating	Finance
2026	$3.7	$0.9
2027	3.4	0.9
2028	3.0	0.9
2029	2.6	0.9
2030	1.7	0.7
thereafter	4.0	0.5
	18.4	4.8
Less effects of discounting	(2.4)	(0.8)
Lease liabilities recognized	$16.0	$4.0

As of January 3, 2026, the weighted average lease term for all operating and finance leases is 5.9 and 5.2 years, respectively. The weighted average discount rate associated with operating leases was 7.0% while the weighted average discount rate associated with finance leases was 7.2%.

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

Components of the net periodic benefit cost of the Company’s pension benefit plans for the fiscal year indicated were as follows:

	2025	2024
Service cost	$723,496	$712,013
Interest cost	3,877,550	3,866,809
Expected return on plan assets	(4,321,276)	(4,396,137)
Amortization of the net loss	1,184,812	1,309,455
Net periodic benefit cost	$1,464,582	$1,492,140

Service costs are reported in the cost of products sold and the other components of net periodic benefit costs are reported in other income in the consolidated statements of income.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

Assumptions used to determine net periodic benefit cost for the Company’s pension benefit plans for the fiscal year indicated were as follows:

	2025	2024
Discount rate
- Pension plans	5.56% - 5.59%	4.99% - 5.00%
- Supplemental pension plans	5.16%	4.72%
Expected return on plan assets	7.5%	7.5%
Rate of compensation increase	0%	0%

Components of the net periodic benefit cost of the Company’s other postretirement benefit plan were as follows:

	2025	2024
Service cost	$8,662	$14,296
Interest cost	47,630	51,805
Expected return on plan assets	(19,486)	(18,736)
Amortization of prior service cost	(3,391)	4,241
Amortization of the net loss	(94,149)	(78,267)
Net periodic benefit cost	$(60,734)	$(26,661)

Assumptions used to determine net periodic benefit cost for the Company’s other postretirement plan for the fiscal year indicated were as follows:

	2025	2024
Discount rate	5.65%	5.04%
Expected return on plan assets	4.0%	4.0%
Rate of compensation increase	4.3%	4.3%

As of January 3, 2026 and December 28, 2024, the status of the Company’s pension benefit plans and other postretirement benefit plan was as follows:

	Pension Benefit		Other Postretirement Benefit
	2025	2024	2025	2024
Benefit obligation at beginning of year	$75,916,060	$81,862,011	$897,615	$1,070,276
Change in discount rate	1,468,280	(4,449,660)	3,514	(81,579)
Service cost	723,496	712,013	8,662	14,296
Interest cost	3,877,550	3,866,809	47,630	51,805
Plan amendment	-	-	-	(44,757)
Actuarial (gain)/loss	(1,317,379)	(924,172)	(102,401)	(85,064)
Benefits paid	(5,174,612)	(5,150,941)	(22,868)	(27,362)
Benefit obligation at end of year	$75,493,395	$75,916,060	$832,152	$897,615

	2025	2024	2025	2024
Fair value of plan assets at beginning of year	$59,311,220	$60,836,643	$487,139	$468,403
Actual return on plan assets	3,892,809	1,509,268	12,848	18,736
Employer contributions	3,065,225	2,116,250	49,129	46,479
Benefits paid	(5,174,612)	(5,150,941)	(49,129)	(46,479)
Fair value of plan assets at end of year	$61,094,642	$59,311,220	$499,987	$487,139

The Eastern Company

Notes to Consolidated Financial Statements (continued)

	Pension Benefit		Other Postretirement Benefit
Funded Status	2025	2024	2025	2024
Net amount recognized in the balance sheet	$(14,398,753)	$(16,604,840)	$(332,165)	$(410,476)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefit		Other Postretirement Benefit
	2025	2024	2025	2024
Net (loss)/gain	$(30,682,543)	$(31,287,987)	$1,043,479	$1,045,379
Prior service (cost) credit	-	-	17,701	21,092
	$(30,682,543)	$(31,287,987)	$1,061,180	$1,066,471

Change in the components of accumulated other comprehensive income consist of:

	Pension Benefit		Other Postretirement Benefit
	2025	2024	2025	2024
Balance at beginning of period	$(31,287,987)	$(35,084,405)	$1,066,471	$929,097
Charged to net periodic benefit cost
Prior service cost	-	-	(3,391)	4,241
Net loss (gain)	1,184,812	1,309,455	(94,149)	(78,267)
Liability (gains)/losses
Discount rate	(1,468,280)	4,449,660	(3,514)	81,579
Asset (gains)/losses deferred	320,829	(2,149,183)	(6,638)	-
Plan amendments			-	44,757
Other	568,083	186,486	102,401	85,064
Balance at end of period	$(30,682,543)	$(31,287,987)	$1,061,180	$1,066,471

Assumptions used to determine the projected benefit obligations for the Company’s pension benefit plans and other postretirement benefit plan for the fiscal year indicated were as follows:

	2025	2024
Discount rate
- Pension plans	5.34% - 5.42%	5.56% - 5.59%
- Supplemental pension plans	4.52%	5.16%
- Other postretirement plan	5.62%	5.65%

On January 3, 2026 and December 28, 2024, the accumulated benefit obligation for all qualified and nonqualified defined benefit pension plans was $75,493,395 and $75,916,060, respectively.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

Information for the under-funded pension plans with a projected benefit obligation and an accumulated benefit obligation in excess of plan assets:

	2025	2024
Number of plans	5	5
Projected benefit obligation	$75,493,395	$75,916,060
Accumulated benefit obligation	75,493,395	75,916,060
Fair value of plan assets	61,094,642	59,311,220
Net amount recognized in accrued benefit liability	$(14,398,753)	$(16,604,840)

Estimated future benefit payments to participants of the Company’s pension plans are $5.4 million in 2026, $5.4 million in 2027, $5.6 million in 2028, $5.6 million in 2029, $5.7 million in 2030 and a total of $28.4 million from 2031 through 2035.

Estimated future benefit payments to participants of the Company’s other postretirement plan are $40,000 in 2026, $40,000 in 2027, $41,000 in 2028, $43,000 in 2029, $44,000 in 2030 and a total of $240,000 from 2031 through 2035.

The Company expects to make cash contributions to its qualified pension plans of approximately $2,800,000 and to its other postretirement plan of approximately $40,000 in 2026.

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

We consider a variety of factors in determining and selecting our assumptions for the discount rate at the end of the year. In 2025, as in 2024, we developed each plan’s discount rate with the assistance of our actuaries by matching expected future benefit payments in each year to the corresponding spot rates from the FTSE Pension Liability Yield Curve, comprised of high quality (rated AA or better) corporate bonds.

The fair values of the Company’s pension plan assets on January 3, 2026 and December 28, 2024, utilizing the fair value hierarchy discussed in Note 3 – Accounting Policies – Fair Value of Financial Instruments, follow:

	January 3, 2026
	Level 1	Level 2	Level 3	Total
Cash and Equivalents:
Common/collective trust funds	$—	$426,069	$—	$426,069
Equities:
The Eastern Company Common Stock	4,273,084			4,273,084
RITC Russell Investments Russell 1000® Index Fund (a)		7,100,097		7,100,097
RITC Small Cap Fund (b)		564,998		564,998
RITC International Fund (c)		3,656,693		3,656,693
RITC Emerging Markets Fund (d)		1,321,582		1,321,582
RITC World Equity Fund (e)		7,931,426		7,931,426
RITC Global Real Estate Securities Fund (f)		1,312,608		1,312,608
RITC Global Listed Infrastructure Fund (g)		1,312,870		1,312,870
RIIFL High Yield Bond Fund (h)		1,596,550		1,596,550
RITC Commodities Fund (i)		175,440		175,440
Russell Global Private Credit Fund (j)		1,820,985		1,820,985
RITC Mult-Manager Bond Fund (k)		521,599		521,599
Fixed Income:
Target Duration LDI Fixed Income Funds (l)
• Russell 25 Year LDI Fixed Income Fund		8,430,904		8,430,904
• Russell 14 Year LDI Fixed Income Fund		16,876,369		16,876,370
STRIPS Fixed Income Funds (m)
• Russell 15 to 20 Year STRIPS Fixed Income Fund		2,963,094		2,963,094
• Russell 10 to 15 Year STRIPS Fixed Income Fund		810,273		810,273
Total	$4,273,084	$56,821,557	$—	$61,094,642

The Eastern Company

Notes to Consolidated Financial Statements (continued)

	December 28, 2024
	Level 1	Level 2	Level 3	Total
Cash and Equivalents:
Common/collective trust funds	$—	$413,731	$—	$413,731
Equities:
The Eastern Company Common Stock	5,759,658		—	5,759,658
RITC Russell Investments Russell 1000® Index Fund (a)		6,791,908		6,791,908
RITC Small Cap Fund (b)		515,724		515,724
RITC International Fund (c)		3,403,688		3,403,688
RITC Emerging Markets Fund (d)		1,233,972		1,233,972
RITC World Equity Fund (e)		7,470,472		7,470,472
RITC Global Real Estate Securities Fund (f)		1,208,511		1,208,511
RITC Global Listed Infrastructure Fund (g)		1,229,983		1,229,983
RIIFL High Yield Bond Fund (h)		1,641,701		1,641,701
RITC Commodities Fund (i)		171,003		171,003
Russell Global Private Credit Fund (j)		1,227,378		1,227,378
RITC Mult-Manager Bond Fund (k)		961,911		961,911
Fixed Income:
Target Duration LDI Fixed Income Funds (l)
• Russell 25 Year LDI Fixed Income Fund	—	7,714,633	—	7,714,633
• Russell 14 Year LDI Fixed Income Fund		16,009,003		16,009,003
STRIPS Fixed Income Funds (m)
• Russell 15 to 20 Year STRIPS Fixed Income Fund		2,764,897		2,764,897
• Russell 10 to 15 Year STRIPS Fixed Income Fund		793,047		793,047
Total	$5,759,658	$53,551,562	$—	$59,311,220

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

The Eastern Company

Notes to Consolidated Financial Statements (continued)

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

The Eastern Company

Notes to Consolidated Financial Statements (continued)

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

The plans’ assets include 217,018 shares of the common stock of the Company having a market value of $4,273,084 and $5,759,658 on January 3, 2026 and December 28, 2024, respectively. No shares were purchased in 2025 or 2024 nor were any shares sold in either period. Dividends received during 2025 and 2024 on the common stock of the Company were $95,488 and $95,488, respectively.

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

The Company made contributions to the plan as follows:

	2025	2024
Regular matching contributions	$957,137	$1,068,843
Transitional credit contributions	80,787	91,945
Non-discretionary contributions	368,829	376,962
Total contributions made for the period	$1,406,753	$1,537,750

The Eastern Company

Notes to Consolidated Financial Statements (continued)

11. EARNINGS PER SHARE

The denominators used in the earnings per share computations follow:

	2025	2024
Basic:
Weighted average shares outstanding	6,092,374	6,207,754

Diluted:
Weighted average shares outstanding	6,092,374	6,207,754
Dilutive stock awards	7,953	7,891
Denominator for diluted earnings per share	6,100,327	6,215,645

There were no anti-dilutive stock equivalents in 2025 or 2024.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

12. SEGMENT AND GEOGRAPHIC INFORMATION

The Company has one reportable segment, and the Chief Executive Officer is the Company’s chief operating decision maker (CODM). The CODM uses the following reported measures to assess performance and make decisions on resource allocation throughout the Company:

	Engineered Solutions Segment
	January 3, 2026	December 28, 2024

Net Sales	$248,970,345	$272,751,967
Less:
Material cost	(126,857,981)	(142,280,064)
Labor cost	(12,672,273)	(13,809,443)
Other variable and fixed overhead¹	(52,481,548)	(49,395,300)
Gross Margin	56,958,543	67,267,160
Product development expense	(4,064,474)	(4,888,496)
Selling and administrative expenses	(42,220,760)	(42,229,660)
Operating Profit	$10,673,309	$20,149,004

Reconciliation of operating profit

Adjustments and reconciling items	-	-
Consolidated operating profit	$10,673,309	$20,149,004

¹	Other variable and fixed overhead items included in segment operating profit include manufacturing salaries, indirect labor, insurance, lease expense, depreciation, and other overhead expenses.

	2025	2024
Geographic Information:
Net Sales:
United States	$243,623,167	$268,337,355
Foreign	5,347,178	4,414,612
	$248,970,345	$272,751,967

Foreign sales are primarily to customers in North America.

Identifiable Assets:
United States	$201,325,909	$221,585,028
Foreign	15,350,707	13,723,719
	$216,676,616	$235,308,747

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

15. CONCENTRATION OF RISK

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk for the Company is its accounts receivable due from customers. The Company has established credit limits for customers and monitors their balances to mitigate the risk of loss. As of January 3, 2026 and December 28, 2024, there was one significant concentration of credit risk. One customer represented 13% of total accounts receivable for 2025 and one customer represented 14% of total accounts receivable in 2024. The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable. In 2025, this customer had revenues totaling $33.1 million (13% of Engineered Solutions segment total revenue). In 2024, this customer had revenues totaling $35.6 million (12% of Engineered Solutions segment total revenue).

Interest Rate Risk

The Company’s exposure to the risk of changes in market interest rates relates primarily to the Company’s debt, which bears interest at a variable rate based on the term secured overnight financing rate (“SOFR”) plus an applicable margin of 1.375% to 2.125% depending on the Company’s senor net leverage ratio. See Note 6 – Debt for more information regarding the Company’s debt facility.

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

Designated Foreign Currency Hedge Contracts

All of the Company’s designated foreign currency hedge contracts as of January 3, 2026 were cash flow hedges under ASC 815, Derivatives and Hedging (“ASC 815”). The Company records the effective portion of any change in the fair value of designated foreign currency hedge contracts in other comprehensive income until the related third-party transaction occurs. Once the related third-party transaction occurs, the Company reclassifies the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, the Company will reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. The Company had designated foreign currency hedge contracts outstanding in the contract amount of $8.4 million as of January 3, 2026 and $9.6 million as of December 28, 2024. As of January 3, 2026, a gain of $0.6 million, net of tax, will be reclassified to earnings within the next twelve months. All currency cash flow hedges outstanding as of January 3, 2026 mature within twelve months.

The Eastern Company

Notes to Consolidated Financial Statements (continued)

Fair Value of Derivative Instruments

The following table presents the effect of the Company’s derivative instruments designated as cash flow hedges under ASC 815 in its Condensed Consolidated Statements of Income for the twelve months ended January 3, 2026:

Derivative Instruments	Amount of Gain Recognized in Accumulated Other Comprehensive Loss	Amount of Loss Reclassified from Accumulated Other Comprehensive Income into Loss	Location in Condensed Consolidated Statement of Income
Designated foreign currency hedge contracts, net of tax	$570,097	$(57,086)	Cost of products sold

ASC 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. The Company determines the fair value of its derivative instruments using the framework prescribed by ASC 820, Fair Value Measurements and Disclosures, by considering the estimated amount it would receive or pay to sell or transfer these instruments at the reporting date. Generally, the Company uses inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of January 3, 2026, the Company has classified its derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC 815, as discussed below, because these observable inputs are available for substantially the full term of its derivative instruments.

The following tables present the fair value of the Company’s derivative instruments as they appear in its Condensed Consolidated Balance Sheets as of January 3, 2026 and December 28, 2024:

	Location in Condensed Consolidated Balance Sheets	As of January 3, 2026	As of December 28, 2024
Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$570,097	$-

Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$-	$505,376

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

The Eastern Company

Shelton, Connecticut

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Eastern Company (the Company) as of January 3, 2026 and December 28, 2024, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended January 3, 2026, including the related notes and financial statement schedule appearing under Item 15(a)(2) on Form 10-K (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 3, 2026 and December 28, 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 28, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 3, 2026, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2026 expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Impairment Assessment of Goodwill

Critical Audit Matter Description

As described in Notes 3 and 4 to the financial statements, the Company’s consolidated goodwill balance is $58.6 million as of January 3, 2026. Management tests reporting units for impairment annually in December, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. As disclosed by management, reporting units are tested for impairment by utilizing qualitative factors that include a) macroeconomic conditions, b) market and industry conditions, c) cost factors, d) overall financial performance, e) other relevant entity-specific events, and f) events affecting a reporting unit.

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

/s/Fiondella, Milone & LaSaracina LLP

Fiondella, Milone & LaSaracina LLP, PCAOB ID 2230

We have served as the Company’s auditor since 2009.

Glastonbury, Connecticut

March 3, 2026

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

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended January 3, 2026, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 240.13a-15. As defined in Exchange Act Rules 240.13a-15(e) and 240.15d-15(e), “the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuers management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.” Based upon that evaluation, the CEO and CFO concluded that the Company’s current disclosure controls and procedures were effective as of the January 3, 2026 evaluation date.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 240.13a-15(f) and 240.15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our control over financial reporting was effective as of January 3, 2026. The Company’s registered public accounting firm, Fiondella, Milone & LaSaracina LLP, has issued an attestation report on the Company’s internal control over financial reporting. The attestation report is set forth below in this Item 9A.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2025, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

The Eastern Company

Shelton, Connecticut

Opinion on Internal Control over Financial Reporting

We have audited The Eastern Company’s (the Company) internal control over financial reporting as of January 3, 2026, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2026, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows of the Company, and our report dated March 3, 2026, expressed an unqualified opinion on those financial statements.

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

March 3, 2026

ITEM 9B OTHER INFORMATION

None.

ITEM 9C DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information concerning directors is incorporated herein by reference to the information under the caption “Director Biographies” in the Company’s definitive proxy statement (the “Proxy Statement”) for the 2026 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after January 3, 2026.

The information concerning the Company’s executive officers is incorporated herein by reference to the information under the caption “Named Executive Officer Biographies” and “Director Biographies” in the Proxy Statement.

The information concerning the Company’s Audit Committee is incorporated herein by reference to the information under the caption “The Board of Directors and Its Committees” in the Proxy Statement. The Audit Committee Charter is also available on the Company’s website at http://www.easterncompany.com by clicking on Governance in the “About Us” menu.

The information concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information under the caption “Delinquent Section 16(a) Reports,” if any, in the Proxy Statement.

The information concerning the Company’s insider trading policy, a copy of which was filed as Exhibit 19 to the Company’s Annual Report for the year ended December 28, 2024, is incorporated herein by reference to the information under the caption “Insider Trading Policy” in the Proxy Statement.

The Company’s Board of Directors has adopted a Code of Business Conduct and Ethics and a Code of Ethics for Financial Employees (the “Codes”) that apply to the Company’s Chief Executive Officer, Chief Financial Officer, and the Company’s other financial professionals. The Code of Business Conduct and Ethics is available on the Company’s website at https://www.easterncompany.com/ by clicking on Governance in the “About Us” menu. We intend to disclose any amendment or waiver to the Codes that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions, on our website within four business days after such amendment or waiver.

ITEM 11 EXECUTIVE COMPENSATION

Information concerning director and executive compensation is incorporated herein by reference to the information under the captions “Summary of Annual Director Compensation,” “Director Compensation in Fiscal 2025,” and “Executive Compensation,” in the Proxy Statement. The Compensation Committee of the Board of Directors operates under the Compensation Committee Charter, which can be found on the Company’s website at https://www.easterncompany.com/ by clicking on Governance in the “About Us” menu.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities authorized for issuance under equity compensation plans

The following table sets forth information regarding securities authorized for issuance under the Company’s equity compensation plans as of January 3, 2026, consisting of the Company’s 2020 Executive Stock Incentive Plan (the “2020 Plan”).

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding awards, warrants and rights	Weighted-average exercise price of outstanding awards, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	55,047	$27.50	780,962
Equity compensation plans not approved by security holders	-	-	-
Total	55,047	$27.50	780,962

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

None.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding transactions with related persons is incorporated herein by reference to information under the caption “Related Persons Transactions” in the Proxy Statement. Information regarding director independence is incorporated herein by reference to the information under the caption “Director Qualifications, Evaluations, Nominations and Independence” in the Proxy Statement.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services is incorporated herein by reference to the information under the caption “Proposal No. 3 – Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Form 10-K:

(1) Financial statements

(2) Financial Statement Schedules

Schedule II — Valuation and qualifying accounts begins on page 77 of this Form 10-K. Schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

Exhibit Index

Exhibit No.	Description

3.1

Restated Certificate of Incorporation of the Company (conformed copy) (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2020 (SEC File No. 001-35383) filed on May 6, 2020).

3.2	Second Amended and Restated Bylaws of the Company, effective as of February 25, 2026 (filed herewith).

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

10.2*

Offer Letter, dated February 1, 2023, between the Company and Nicholas Vlahos (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (SEC File No. 001-35383), filed on February 6, 2023).

10.3*

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

10.6

Credit Agreement, dated as of October 28, 2025, among the Company as Borrower, the Lenders signatory thereto and Citizens Bank, N.A., as the administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-35383), filed on November 3, 2025).

10.7

Pledge and Security Agreement, dated as of October 28, 2025 among the Company as Borrower, the Lenders signatory thereto and Citizens Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (SEC File No. 001-35383), filed on November 3, 2025).

10.8*	Form of The Eastern Company Stock Award Agreement (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K (SEC File No. 001-35383), filed on March 12, 2024)

10.9*	Form of Award Agreement – Performance-Based Stock Awards (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-35383), filed on May 16, 2024).

10.10*	Form of Award Agreement – Non-Qualified Stock Options (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (SEC File No. 001-35383), filed on May 16, 2024).

19	The Eastern Company Insider Trading Policy (incorporated herein by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K (SEC File No. 001-35383) filed on March 11, 2025).

21	Subsidiaries of the Company (filed herewith).

23	Consent of Fiondella, Milone & LaSaracina LLP (filed herewith).

Exhibit No.	Description

31	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

97

The Eastern Company Clawback Policy in the Event of a Financial Restatement (incorporated herein by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K (SEC File No. 001-35383) filed on March 12, 2024).

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended January 3, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets as of January 3, 2026 and December 28, 2024; (ii) the Consolidated Statements of Income for the fiscal years ended January 3, 2026 and December 28, 2024; (iii) the Consolidated Statements of Comprehensive Income for the fiscal years ended January 3, 2026 and December 28, 2024; (iv) the Consolidated Statements of Shareholders’ Equity for the fiscal years ended January 3, 2026 and December 28, 2024; (v) the Consolidated Statements of Cash Flows for the fiscal years ended January 3, 2026 and December 28, 2024; and (vi) the Notes to the Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

* Management contract, compensatory plan or arrangement.

The Eastern Company and Subsidiaries

Schedule II – Valuation and Qualifying accounts

COL. A	COL. B	COL. C		COL. D		COL. E
		ADDITIONS
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts-Describe	Deductions – Describe		Balance at End of Period
Fiscal year ended January 3, 2026: Deducted from asset accounts:
Allowance for doubtful accounts	$579,170	$95,167	$0	$-40,446	(a)	$633,891

Fiscal year ended December 28, 2024: Deducted from asset accounts:
Allowance for doubtful accounts	$564,816	$2,430	$0	$11,924	(a)	$579,170

(a)       Uncollectible accounts written off, net of recoveries.

ITEM 16 FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 3, 2026	THE EASTERN COMPANY

	By	/s/ Nicholas Vlahos
Nicholas Vlahos
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Ryan Schroeder	March 3, 2026
Ryan Schroeder
President, Chief Executive Officer (Principal Executive Officer), Director

/s/ Nicholas Vlahos	March 3, 2026
Nicholas Vlahos
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

/s/ James A. Mitarotonda	March 3, 2026
James A. Mitarotonda
Chairman of the Board

/s/ Fredrick D. DiSanto	March 3, 2026
Fredrick D. DiSanto
Director

/s/ John W. Everets	March 3, 2026
John W. Everets
Director

/s/ Charles W. Henry	March 3, 2026
Charles W. Henry
Director

/s/ Peggy B. Scott	March 3, 2026
Peggy B. Scott
Director

/s/ Michael J. Mardy	March 3, 2026
Michael J. Mardy
Director

/s/ Chan W. Galbato	March 3, 2026
Chan W. Galbato
Director

