Form 10-K/A
period 2026-01-03
EASTERN CO
filed 2026-03-19
CIK 31107

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

EXPLANATORY NOTE

The Eastern Company (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2026 (the “Original Form 10-K”), which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March  3, 2026 (the “Original Filing Date”).  The sole purpose of this Amendment is to include Exhibits 21 (Subsidiaries of the Company), 23 (Consent of Fiondella, Milone & LaSaracina LLP), 31 (Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002) and 32 (Section 1350 Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002), which were inadvertently omitted from the Original Form 10-K. In accordance with applicable SEC rules and guidance, this Amendment re-files the Original Form 10-K in its entirety.

Except for the inclusion of the omitted exhibits described above and a currently dated signature page that has been executed by an authorized officer in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment does not amend, update or change any other items or disclosures in the Original Form 10-K.  This Amendment does not reflect any changes to the financial statements included in the Original Form 10-K, and this Amendment does not constitute a reissuance of such financial statements.

This Amendment speaks only as of the Original Filing Date, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Form 10-K to give effect to any events occurring after that date.

2

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

Dated: March 19, 2026	THE EASTERN COMPANY

	By	/s/ Nicholas Vlahos
Nicholas Vlahos
Vice President and Chief Financial Officer

