Form 10-Q
period 2026-04-04
EASTERN CO
filed 2026-05-12
CIK 31107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended April 4, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________________ to _______________

Commission File Number 001-35383

THE EASTERN COMPANY
(Exact name of registrant as specified in its charter)

Connecticut	06-0330020
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3 Enterprise Drive, Suite 408, Shelton, Connecticut	06484
(Address of principal executive offices)	(Zip Code)

(203) 729-2255

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, No Par Value	EML	NASDAQ Global Market

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

As of April 4, 2026, 6,030,914 shares of the registrant’s common stock, no par value per share, were issued and outstanding.

The Eastern Company

Form 10-Q

FOR THE QUARTERLY PERIOD ENDED APRIL 4, 2026

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

THE EASTERN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	April 4, 2026	March 29, 2025
Net sales	$59,676,538	$63,312,774
Cost of products sold	(47,746,857)	(49,125,302)
Gross margin	11,929,681	14,187,472

Product development expense	(1,035,312)	(1,109,186)
Selling and administrative expenses	(9,569,647)	(9,847,121)
Operating profit	1,324,722	3,231,165

Interest expense	(527,513)	(617,470)
Other income (expense)	13,185	(199,705)
Income before income taxes from continuing operations	810,394	2,413,990

Income tax expense	(170,264)	(507,179)
Net income from continuing operations	$640,130	$1,906,811

Discontinued Operations (see note B)
Income from operations of discontinued unit	$-	$46,687

Income tax expense	-	(9,809)

Income from discontinued operations	$-	$36,878

Net Income	$640,130	$1,943,689

Earnings per share from continuing operations:
Basic	$0.11	$0.31

Diluted	$0.11	$0.31

Earnings per share from discontinued operations:
Basic	$-	$0.01

Diluted	$-	$0.01
Total earnings per share:
Basic	$0.11	$0.32

Diluted	$0.11	$0.32

Cash dividends per share:	$0.11	$0.11

See accompanying notes.

THE EASTERN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	April 4, 2026	March 29, 2025
Net income	$640,130	$1,943,689
Other comprehensive income:

Change in foreign currency translation	161,186	715,575

Change in fair value of foreign currency swap	99,151	197,172

Change in pension and postretirement benefit costs, net of taxes:
2026 - $62,136; 2025 - $60,963	211,301	205,725
Total other comprehensive income	471,638	1,118,472
Comprehensive income	$1,111,768	$3,062,161

See accompanying notes.

THE EASTERN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 4, 2026	January 3, 2026
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$7,616,721	$7,412,019
Accounts receivable, less allowances: 2026 - $654,901; 2025 - $633,391	32,552,064	30,128,669
Inventories	53,070,606	56,343,756
Current portion of notes receivable	28,844	33,844
Prepaid expenses and other current assets	6,327,063	5,349,486
Total Current Assets	99,595,298	99,267,774

Property, Plant and Equipment	61,946,747	60,163,556
Accumulated depreciation	(35,168,354)	(33,246,213)
Property, Plant and Equipment, Net	26,778,393	26,917,343

Goodwill	58,595,819	58,631,336
Trademarks	5,082,717	5,082,767
Patents and other intangibles, net of accumulated amortization	4,662,779	5,269,204
Deferred income taxes	5,528,496	5,528,496
Right of use assets	16,730,406	15,979,696
Other Long-term assets	119,206	-
Total Other Assets	90,719,423	90,491,499

TOTAL ASSETS	$217,093,114	$216,676,616

See accompanying notes.

THE EASTERN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	April 4, 2026	January 3, 2026
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$17,515,661	$16,426,259
Accrued compensation	4,522,283	4,203,720
Other accrued expenses	2,510,018	2,349,400
Current portion of operating lease liability	3,055,121	3,729,769
Current portion of finance lease liability	710,099	908,332
Total Current Liabilities	28,313,182	27,617,480

Other long-term liabilities	464,902	464,902
Operating lease liability, less current portion	13,675,376	12,235,188
Finance lease liability, less current portion	3,124,561	3,080,446
Long-term debt, less current portion	32,892,335	33,902,353
Accrued postretirement benefits	329,608	332,165
Accrued pension cost	13,765,021	14,398,753
Total Liabilities	92,564,985	92,031,287

Shareholders’ Equity
Voting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Nonvoting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Common Stock, no par value, Authorized: 50,000,000 shares	36,195,242	36,337,100
Issued: 9,189,555 shares as of April 4, 2026 and 9,179,288 shares as of January 3, 2026
Outstanding: 6,030,914 shares as of April 4, 2026 and 6,041,767 shares as of January 3, 2026
Treasury Stock: 3,158,641 shares as of April 4, 2026 and 3,137,521 shares as of January 3, 2026	(30,490,132)	(30,067,777)
Retained earnings	137,972,757	137,997,382
Accumulated other comprehensive loss:
Foreign currency translation	(1,276,177)	(1,437,363)
Unrealized gain on foreign currency swap, net of tax	669,248	570,097
Unrecognized net pension and postretirement benefit costs, net of tax	(18,542,809)	(18,754,110)
Accumulated other comprehensive loss	(19,149,738)	(19,621,376)
Total Shareholders’ Equity	124,528,129	124,645,329
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$217,093,114	$216,676,616

See accompanying notes.

THE EASTERN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	April 4, 2026	March 29, 2025
Operating Activities
Net income	$640,130	$1,943,689
Less: Income from discontinued operations	-	36,878
Income from continuing operations	$640,130	$1,906,811
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
Depreciation and amortization	1,651,228	1,513,054
Acquisition related expenses	-	21,039
Reduction in carrying amount of ROU assets	728,742	718,693
Unrecognized pension and postretirement benefit	(362,852)	(13,898)
Loss on sale of equipment and other assets	14,145	-
Provision for doubtful accounts	20,228	11,000
Stock compensation benefit	(141,858)	(23,078)
Changes in operating assets and liabilities:
Accounts receivable	(2,422,752)	2,015,269
Inventories	3,333,609	(137,403)
Prepaid expenses and other	(993,363)	(695,563)
Other assets	(8,524)	171,271
Accounts payable	1,040,932	560,951
Accrued compensation	310,638	(1,256,224)
Change in operating lease liability	(728,742)	(718,693)
Other accrued expenses	397,772	(5,921,413)
Net cash provided by (used in) operating activities	3,479,333	(1,848,184)

Investing Activities
Marketable securities	-	(309,385)
Acquisition	-	(421,039)
Payments received from notes receivable	5,000	14,545
Proceeds from sale of equipment	3,500	-
Purchases of property, plant, and equipment	(867,330)	(849,396)
Net cash used in investing activities	(858,830)	(1,565,275)

Financing Activities
Payments on short term borrowings (revolver)	-	-
Principal payments on long-term debt	(1,015,894)	(750,000)
Financing leases, net	(236,277)	(126,990)
Purchase common stock for treasury	(422,355)	(1,400,804)
Dividends paid	(664,755)	(675,053)
Net cash used in financing activities	(2,339,281)	(2,952,847)

Discontinued Operations
Cash provided by operating activities	-	389,947
Cash used in financing activities	-	(6,347)
Cash provided by discontinued operations	-	383,600

Effect of exchange rate changes on cash	(76,520)	218,620
Net change in cash and cash equivalents	204,702	(5,764,086)

Cash and cash equivalents at beginning of period	7,412,019	14,843,530
Cash and cash equivalents at end of period [1]	$7,616,721	$9,079,444

Supplemental disclosure of cash flow information:
Interest	$511,863	$671,762
Income taxes	184,573	427,318

Non-cash investing and financing activities
Right of use asset	765,544	3,784,982
Lease liability	581,034	3,650,676

See accompanying notes

1 Includes cash from assets held for sale of $1.2 million as of March 29, 2025

THE EASTERN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

						Accumulated
						Other
	Common		Treasury		Retained	Comprehensive	Shareholder's
	Shares	Stock	Shares	Stock	Earnings	Income (Loss)	Equity

Balances at December 28, 2024	9,146,996	$35,443,009	(2,983,858)	($26,338,309)	$133,545,670	($21,958,971)	$120,691,399
Net Income					1,943,689		1,943,689
Cash dividends declared, $0.44 per share					(675,053)		(675,053)
Currency translation adjustment						60,593	60,593
Change in fair value of foreign currency swap						197,172	197,172
Change in pension and other postretirement benefit costs, net of tax						205,727	205,727
Treasury Stock Purchase			(50,587)	(1,400,804)			(1,400,804)
Issuance of stock awards, net	3,502	(182,851)					(182,851)
Issuance of Common Stock for directors' fees	6,002	159,773					159,773
Balances at March 29, 2025	9,156,500	$35,419,931	(3,034,445)	($27,739,113)	$134,814,306	($21,495,479)	$120,999,645

Balances at January 3, 2026	9,179,288	$36,337,100	(3,137,521)	($30,067,777)	$137,997,382	($19,621,376)	$124,645,329
Net Income					640,130		640,130
Cash dividends declared, $0.44 per share					(664,755)		(664,755)
Currency translation adjustment						161,186	161,186
Change in fair value of foreign currency swap						99,151	99,151
Change in pension and other postretirement benefit costs, net of tax						211,301	211,301
Treasury Stock Purchase			(21,120)	(422,355)			(422,355)
Issuance of stock awards, net	2,032	(314,216)					(314,216)
Issuance of Common Stock for directors' fees	8,235	172,358					172,358
Balances at April 4, 2026	9,189,555	$36,195,242	(3,158,641)	($30,490,132)	$137,972,757	($19,149,738)	$124,528,129

See accompanying notes.

THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

April 4, 2026

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. Refer to the consolidated financial statements of The Eastern Company (together with its consolidated subsidiaries, the “Company,” “we,” “us” or “our”) and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 3, 2026, as amended on March 19, 2026 (the “2025 Form 10-K”), for additional information.

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

The condensed consolidated balance sheet as of January 3, 2026 has been derived from the audited consolidated balance sheet at that date.

The Company’s fiscal year is a 52- or 53-week fiscal year ending on the Saturday nearest to December 31. References in this Quarterly Report on Form 10-Q for the quarterly period ended April 4, 2026 (this “Form 10-Q”) to 2025, the fiscal year 2025 or fiscal 2025 mean the 53-week period ended on January 3, 2026, and references to 2026, fiscal year 2026 or fiscal 2026 mean the 52-week period ending on January 2, 2027. In a 53-week fiscal year, the first three quarters each have 13 weeks, and the fourth quarter has 14 weeks. In a 52-week fiscal year, each quarter has 13 weeks.  References to the first quarter of 2025, the first fiscal quarter of 2025, the first three months of fiscal 2025 or the three months ended March 29, 2025 mean the 13-week period from December 29, 2024 to March 29, 2025. References to the first quarter of 2026, the first fiscal quarter of 2026, the first three months of fiscal 2026 or the three months ended April 4, 2026, mean the 13-week period from January 4, 2026 to April 4, 2026.

Certain amounts in the 2025 financial statements have been reclassified to conform with the 2026 presentation with no impact or change to previously reported net income or shareholders’ equity.

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

Summarized Financial Information of Discontinued Operations

The following table represents income from discontinued operations, net of tax, for the periods presented:

	Three Months Ended
	April 4, 2026	March 29, 2025
	(unaudited)	(unaudited)
Net sales	$-	$3,935,599
Cost of products sold	-	(2,947,478)
Gross margin	-	988,121

Selling and administrative expenses	-	(787,067)
Operating Income	-	201,054

Interest expense	-	(154,367)
Income from discontinued operations before income taxes	-	46,687

Income tax expense	-	(9,809)
Income from discontinued operations, net of tax	$-	$36,878

Note C – Earnings Per Share

The denominators used to calculate earnings per share are as follows:

	Three Months Ended
	April 4, 2026	March 29, 2025
Basic:
Weighted average shares outstanding	6,038,707	6,138,832

Diluted:
Weighted average shares outstanding	6,038,707	6,138,832
Dilutive stock appreciation rights	10,308	7,953
Denominator for diluted earnings per share	6,049,015	6,146,785

Note D – Fair Value of Instruments

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

Designated Foreign Currency Hedge Contracts

All of the Company’s designated foreign currency hedge contracts as of April 4, 2026 were cash flow hedges under ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company records the effective portion of any change in the fair value of designated foreign currency hedge contracts in other comprehensive income until the related third-party transaction occurs. Once the related third-party transaction occurs, the Company reclassifies the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, the Company will reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. The Company had designated foreign currency hedge contracts outstanding in the contract amount of $12.6 million as of April 4, 2026 and $8.4 million as of January 3, 2026. As of April 4, 2026 a gain of $0.5 million is expected to be reclassified to earnings within the next nine months.

The following table presents the effect of the Company’s derivative instruments designated as cash flow hedges under Accounting Standards Codification (“ASC”) Topic 815, “Hedge Accounting Improvements,” in its unaudited Condensed Consolidated Statements of Operations for the three months ended April 4, 2026:

Derivative Instruments	Amount of Gain Recognized in Accumulated Other Comprehensive Income	Amount of Gain Reclassified from Accumulated Other Comprehensive Income into Earnings	Location in Condensed Consolidated Statement of Income
Designated foreign currency hedge contracts	$669,248	$186,680	Cost of products sold

ASC 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. The Company determines the fair value of its derivative instruments using the framework prescribed by ASC 820, “Fair Value Measurements and Disclosures,” by considering the estimated amount it would receive or pay to sell or transfer these instruments at the reporting date. Generally, the Company uses inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of April 4, 2026, the Company classified its derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC 815, as discussed below, because these observable inputs are available for substantially the full term of its derivative instruments.

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

The following tables present the fair value of the Company’s derivative instruments as they appear in its Condensed Consolidated Balance Sheets as of April 4, 2026, and January 3, 2026:

	Location in Condensed Consolidated Balance Sheets	As of April 4, 2026	As of January 3, 2026

Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$550,042	$570,097

Designated foreign currency hedge contracts	Other Long-term assets	$119,206	$-

Note E – Inventories

Inventories consist of the following components:

	April 4, 2026	January 3, 2026

Raw material and component parts	$20,276,128	$21,526,667
Work in process	6,721,018	7,135,539
Finished goods	26,073,460	27,681,550
Total inventories	$53,070,606	$56,343,756

Note F – Goodwill

The aggregate carrying amount of goodwill is approximately $58.6 million as of April 4, 2026. No impairment was recognized in the first quarter of 2026.

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

Note G – Leases

The Company presents right-of-use (“ROU”) assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months, in accordance with the Financial Accounting Standard (“FASB”) Accounting Standards Update (“ASU”) 2016-02, “Leases”. The Company accounts for non-lease components as part of the lease component to which they relate. Lease accounting involves significant judgements, including making estimates related to the lease term, lease payments, and discount rate.

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

Currently, the Company has 18 operating leases with lease liabilities of $16.7 million and 8 finance leases with lease liabilities of $3.8 million as of April 4, 2026. The terms and conditions of the leases are determined by the individual agreements. The leases do not contain residual value guarantees, restrictions, or covenants that could cause the Company to incur additional financial obligations. There are no related party lease transactions. There are no leases that have not yet commenced that could create significant rights and obligations for the Company.

The future payments (in millions) due under non-cancelable operating and finance leases as of April 4, 2026 are as follows:

	Operating	Finance
2026	$3.1	$0.7
2027	3.8	0.9
2028	3.4	0.9
2029	3.0	0.9
2030	2.1	0.7
Thereafter	3.5	0.4
	18.9	4.5
Less effects of discounting	(2.2)	(0.7)
Lease liabilities recognized	$16.7	$3.8

As of April 4, 2026, the weighted average lease term for all operating and finance leases is 5.4 and 5.0 years, respectively. The weighted average discount rate associated with operating and finance leases was 7.0% and 7.2%, respectively.

Note H – Debt

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

Revolving loans under the Credit Agreement bear interest at a variable rate based on the term secured overnight financing rate (“SOFR”) plus an applicable margin of 1.375% to 2.125% depending on the Company’s senior net leverage ratio.  The Company’s obligations under the Credit Agreement are secured by a lien on substantially all of the Company’s assets pursuant to a Pledge and Security Agreement dated as of October 28, 2025.  The Company has $67 million available on its line of credit under the Credit Agreement as of the date of filing this Form 10-Q.

Amounts outstanding under the Credit Agreement are generally due and payable on the expiration date of the Credit Agreement (October 28, 2030) or the earlier termination of the revolving commitments thereunder.  The Company can elect to prepay some or all of the outstanding balance from time to time without penalty.

The Company’s loan covenants under the Credit Agreement require the Company to maintain a senior net leverage ratio not to exceed 3.50 to 1.00, which is to be tested quarterly on a trailing twelve-month basis. In addition, the Company is required to maintain an interest coverage ratio not less than 3.00 to 1.00.  The Company was in compliance with all its covenants under the Credit Agreement as of April 4, 2026 and through the date of filing this Form 10-Q.

Note I – Stock Options and Awards

On February 19, 2020, the Board of Directors of the Company (the “Board”) adopted The Eastern Company 2020 Stock Incentive Plan (the “2020 Plan”).  On April 29, 2020, at the Company’s 2020 Annual Meeting of Shareholders, the shareholders of the Company approved and adopted the 2020 Plan. The Company has no other existing plan pursuant to which equity awards may be granted.

Restricted stock unit awards may be granted to participants under the 2020 Plan with restrictions determined by the Compensation Committee of the Board.  During the first three months of fiscal 2026 and 2025, the Company granted stock awards with respect to 52,992 and 35,856 shares of Company common stock, respectively, that were subject to the satisfaction of performance measurements or time-based requirements.  For the first three months of fiscal years 2026 and 2025, the Company used fair market value to determine the associated expense with stock awards.

Incentive stock options granted under the 2020 Plan must have exercise prices that are not less than 100% of the fair market value of the Company’s common stock on the dates the stock options are granted.  Under the 2020 Plan, non-qualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Board.  The Company issued 69,264 and 48,240 options during the first three months of fiscal 2026 and 2025, respectively.  For the first three months of fiscal 2026, the Company used several assumptions which included an expected term of three years, volatility deviation of 43.08%, and a risk-free rate of 3.63% to determine the expense associated with options.  For the first three months of fiscal 2025, the Company used several assumptions which included an expected term of three years, volatility deviation of 40.34% and a risk-free rate of 4.34% to determine the expense associated with options.

Stock-based compensation income, including forfeitures, in connection with stock options and stock awards previously granted to employees was approximately $(307,000) and $(153,000) in the first quarter of 2026 and the first quarter of 2025, respectively.

As of April 4, 2026, there were 691,997 shares of Company common stock reserved and available for future grant under the 2020 Plan.

The following tables set forth the outstanding stock options for the period specified:

	Three Months Ended		Year Ended
	April 4, 2026		January 3, 2026
	Units	Weighted Average Exercise Price	Units	Weighted Average Exercise Price
Outstanding at beginning of period	57,480	$27.77	25,116	$28.18
Issued	69,264	18.55	50,688	27.57
Expired	-	-	(1,500)	20.20
Exercised	-	-	-	-
Forfeited	(21,415)	27.85	(16,824)	28.45
Outstanding at end of period	105,329	$21.69	57,480	$27.77

Stock Options Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of April 4, 2026	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of April 4, 2026	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$18.55 - $28.69	105,329	4.4	$21.69	-	-	-

The following table sets forth the outstanding stock awards for the period specified:

	Three Months Ended	Year Ended
	April 4, 2026	January 3, 2026
	Shares	Shares
Outstanding at beginning of period	48,456	39,592
Issued	52,992	37,728
Exercised	(2,032)	(4,579)
Forfeited	(19,719)	(24,285)
Outstanding at end of period	79,697	48,456

As of April 4, 2026, outstanding stock options and stock awards had an intrinsic value of $1,794,000.

Note J – Share Repurchase Program

On April 30, 2025, the Board approved a share repurchase program authorizing the Company to repurchase up to 400,000 shares of the Company’s common stock over a five-year term expiring in April 2030.  The Company’s share repurchase program does not obligate it to acquire the Company’s common stock at any specific cost per share. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.  Below is a summary of the Company’s share repurchases during the first quarter of 2026 under the share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
January 4, 2026 - February 1, 2026	-	-	-	296,924

February 2, 2026 - February 28, 2026	-	-	-	296,924

March 1, 2026 - April 4, 2026	21,120	20.00	21,120	275,804

Total	21,120	$20.00	21,120	275,804

Note K – Revenue Recognition

The Company’s revenues result from the sale of goods and services and reflect the consideration to which the Company expects to be entitled. The Company records revenues in accordance with ASC Topic 606, “Revenue from Contracts with Customers.”  The Company has defined purchase orders as contracts in accordance with ASC Topic 606. For its customer contracts, the Company identifies its performance obligations, which are delivering goods or services, determines the transaction price, allocates the contract transaction price to the performance obligations (when applicable), and recognizes the revenue when (or as) the performance obligation is transferred to the customer. A good or service is transferred when the customer obtains control of that good or service. The Company’s revenues are recorded at a point in time from the sale of tangible products. Revenues are recognized when products are shipped.

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

Note L – Income Taxes

The Company files income tax returns in the U.S. at the federal and state levels, and in foreign jurisdictions. With limited exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2021 and is no longer subject to non-U.S. income tax examinations by foreign tax authorities for years prior to 2019.

There have been no significant changes to the value of unrecognized tax benefits during the three months ended April 4, 2026.

On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (“OBBBA”), which resulted in many tax extensions and other rule changes, including the following which we believe will have an effect on our tax provision in 2026:

1.	Return of the Section 163(j) taxable income base excluding the deductions for depreciation and amortization in 2025 and 2026 (change from “Tax EBIT” to “Tax EBITDA”);
2.	Decrease in the Section 250 deduction for Net CFC Tested Income (formerly GILTI) to 40% (from 50%), instead of the scheduled decrease to 37.5% prior to the OBBBA;
3.	Decrease in the Section 250 deduction for foreign-derived income to 33.34% (from 37.5%), instead of the scheduled decrease to 21.875% prior to the OBBBA; and
4.	Increase in the foreign tax credit rate on Net CFC Tested Income (formerly GILTI) to 90% (from 80%), and a 10% disallowance on repatriation.

The Company has elected to change its method of accounting for domestic research or experimental expenditures to the deduction method on a cut-off basis under §174A(a) of the Internal Revenue Code (“IRC”), pursuant to Section 7.02(3)(a) of Rev Proc 2025-28 and will continue to amortize research and development costs capitalized between 2022 and 2024 over a 5 or 15 year period for U.S and foreign §174 costs, respectively.

Note M – Retirement Benefit Plans

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

Significant disclosures relating to these benefit plans for the first quarter of fiscal years 2026 and 2025 are as follows:

	Pension Benefits
	Three Months Ended
	April 4, 2026	March 29, 2025
Service cost	$181,207	$177,462
Interest cost	876,829	951,097
Expected return on plan assets	(1,107,068)	(1,059,936)
Amortization of the net loss	298,781	290,615
Net periodic benefit cost	$249,749	$359,238

	Other Postretirement Benefits
	Three Months Ended
	April 4, 2026	March 29, 2025
Service cost	$1,641	$2,125
Interest cost	10,394	11,683
Expected return on plan assets	(5,000)	(4,780)
Amortization of prior service cost	(848)	(832)
Amortization of the net loss	(24,497)	(23,093)
Net periodic benefit gain	$(18,310)	$(14,897)

The Company’s funding policy with respect to its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations. In fiscal year 2026, the Company expects to make cash contributions to its qualified pension plans of approximately $2,800,000 and approximately $40,000 into its other postretirement plan. As of April 4, 2026, the Company has contributed $578,000 to its pension plans and $7,000 to its postretirement plan in fiscal year 2026 and expects to make the remaining contributions as required during the remainder of the fiscal year.

The Company has a contributory savings plan under Section 401(k) of the IRC (the “401(k) Plan”) covering substantially all U.S. non-union employees. The 401(k) Plan allows participants to make voluntary contributions from their annual compensation on a pre-tax basis, subject to limitations under the Internal Revenue Code. The 401(k) Plan provides for contributions by the Company at its discretion.

The Company made contributions to the 401(k) Plan as follows:

	Three Months Ended
	April 4, 2026	March 29, 2025
Regular matching contribution	$220,402	$306,639
Transitional credit contribution	18,938	23,865
Non-discretionary contribution	83,952	108,492
Total contributions for the period	$323,292	$438,996

Note N – Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that could impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued, but are not yet effective, that might have a material impact on the consolidated financial statements of the Company.

Note O – Concentration of Risk

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk for the Company is its accounts receivable due from customers. The Company has established credit limits for customers and monitors their balances to mitigate the risk of loss. As of April 4, 2026, there were significant concentrations of credit risk with 2 customers that had receivables representing greater than 10% of our net accounts receivable.  As of January 3, 2026, there was one customer representing 13% of the Company’s net accounts receivable. The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable.

The Company has deposits that exceed amounts up to $250,000 that are insured by the Federal Deposit Insurance Corporation (FDIC), but the Company does not consider this a significant concentration of credit risk based on the strength of the financial institution.

Interest Rate Risk

The Company’s exposure to the risk of changes in market interest rates relates primarily to the Company’s debt under the Credit Agreement, which bears interest at variable rates based on term SOFR, plus an adjustment of ten basis points, plus an applicable margin of 1.375% to 2.125%, depending on the Company’s senior net leverage ratio.

Note P – Segment Information

The Company has one reportable segment, its Engineering Solutions Segment, and the Chief Executive Officer is the Company’s chief operating decision maker (CODM). The CODM uses the following reported measures to assess performance and make decisions on resource allocation throughout the Company.

	Engineered Solutions Segment
	April 4, 2026	March 29, 2025

Net Sales	$59,676,538	$63,312,774
Less:
Material cost	(30,083,499)	(33,418,246)
Labor cost	(3,046,353)	(3,125,986)
Other variable and fixed overhead¹	(14,617,005)	(12,581,070)
Gross Margin	11,929,681	14,187,472
Product development expense	(1,035,312)	(1,109,186)
Selling and administrative expenses	(9,569,647)	(9,847,121)
Operating Profit	$1,324,722	$3,231,165

¹ Other variable and fixed overhead items included in segment operating profit include manufacturing salaries, indirect labor, insurance, lease expense, depreciation, and other overhead expenses

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in the financial position and results of operations of The Eastern Company (together with its consolidated subsidiaries, the “Company,” “we,” “us” or “our”) for the three months ended April 4, 2026. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended January 3, 2026 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2026, as amended on March 19, 2026 (the “2025 Form 10-K”).

The Company’s fiscal year is a 52- or 53-week fiscal year ending on the Saturday nearest to December 31. References in this Quarterly Report on Form 10-Q for the quarterly period ended April 4, 2026 (this “Form 10-Q”) to 2025, fiscal year 2025 or fiscal 2025 mean the 53-week period ended on January 3, 2026, and references to 2026, fiscal year 2026 or fiscal 2026 mean the 52-week period ending on January 2, 2027. In a 53-week fiscal year, the first three quarters each have 13 weeks, and the fourth quarter has 14 weeks. In a 52-week fiscal year, each quarter has 13 weeks.  References to the first quarter of 2025, the first fiscal quarter of 2025 or the three months ended March 29, 2025 mean the 13-week period from December 29, 2024 to March 29, 2025. References to the first quarter of 2026, the first fiscal quarter of 2026 or the three months ended April 4, 2026, mean the 13-week period from January 4, 2026 to April 4, 2026.

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

The Company is also subject to other risks identified and discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Part I, Item 1A, Risk Factors, and in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the 2025 Form 10-K, and that may be identified from time to time in our quarterly reports on Form 10-Q, current reports on Form 8-K and other filings we make with the SEC.

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

For the three months ended April 4, 2026, we incurred approximately $3.1 million in tariff and tariff-related expenses, $2.9 million of which have been mitigated through price increases. On February 20, 2026, the U.S. Supreme Court ruled in Learning Resources, Inc. v. Trump that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the executive branch to impose certain tariffs. The U.S. Customs and Border Protection (“CBP”) is developing an administrative process for seeking refunds of tariffs paid pursuant to the IEEPA, and on April 20, 2026, launched the first phase of that administrative process. The Company is in the process of submitting refund claims to the CBP.  The amount and timing of any potential refund remain uncertain, and, as of April 4, 2026, we have not recorded a benefit for potential refunds of IEEPA tariffs paid.  In response to the U.S. Supreme Court’s decision, the presidential administration implemented a tariff surcharge pursuant to Section 122 of the Trade Act of 1974, establishing a minimum 10% duty on imports, subject to certain exemptions. The tariff environment remains dynamic, and it is likely that additional developments will occur over the next several months, particularly as the U.S. continues to negotiate with trade partners and the CBP further develops and executes on the administrative process for refunds.  While the long-term effects remain uncertain, we continue to closely monitor the evolving tariff environment which presents a mix of impacts, such as higher pricing, including higher product and operating costs, and the potential for refunds. See Part I, Item 1A, Risk Factors in the 2025 Form 10-K for a discussion regarding tariff-related risks.

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

Net sales for the first quarter of 2026 decreased 6% to $59.7 million from $63.3 million in the corresponding period in 2025. Sales decreased in the first quarter of 2026 primarily due to decreased shipments resulting from lower order volume of returnable transport packaging products of $4.9 million offset by increased sales of truck mirror assemblies of $1.1 million. Our backlog as of April 4, 2026 decreased $3.7 million, or 8%, to $82.2 million from $85.9 million as of March 29, 2025.

Net sales of existing products decreased 10.7% for the first quarter of 2026 compared to the corresponding period in 2025. Price increases and new products increased net sales by 5.0% in the first quarter of 2026 compared to the corresponding period in 2025. New products included various truck mirror and latch assemblies.

Cost of products sold decreased $1.4 million, or 3%, for the first quarter of 2026 due to lower sales volume. Additionally, the Company paid tariff costs on China-sourced products of approximately $3.1 million in the first quarter of 2026, compared to $0.6 million in the first quarter of 2025. A majority of tariffs on China-sourced products have been recovered through price increases.

Gross margin as a percentage of sales was 20.0% for the first quarter of 2026 compared to 22.4% for the first quarter of 2025.  This decrease was due to lower sales volume, pricing pressures on that volume and labor inefficiencies.

Product development expenses decreased $0.1 million for the first quarter of 2026 compared to the corresponding period in 2025. As a percentage of net sales, product development costs were 1.7% and 1.8% for the first quarter of 2026 and 2025, respectively, as we continue to invest in new products at our businesses.

Selling and administrative expenses decreased $0.3 million, or 2.8%, for the first quarter of 2026 compared to the corresponding period in 2025 due to $0.2 million of lower compensation and related charges and $0.3 million of lower commission charges offset by 0.1 million of additional legal and professional expenses.

Interest expense decreased less than $0.1 million for the first quarter of 2026 compared to the corresponding period in 2025 due to lower principal balances.

Other expenses, net decreased $0.2 million for the first quarter of 2026 compared to the corresponding period in 2025. The decrease in the first quarter of 2026 was the result of lower pension non-service expense.

Net income for the first quarter of fiscal 2026 was $0.6 million, or $0.11 per diluted share, compared to net income of $1.9 million, or $0.31 per diluted share, for the comparable period in 2025.

A more detailed analysis of the Company’s results of operations and financial condition follows.

Results of Operations

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of operations as a percentage of net sales:

	Three Months Ended
	April 4, 2026	March 29, 2025

Net sales	100.0%	100.0%
Cost of products sold	80.0%	77.6%
Gross margin	20.0%	22.4%
Product development expense	1.7%	1.8%
Selling and administrative expense	16.1%	15.5%
Operating Profit	2.2%	5.1%

The following table shows the change in net sales and operating profit for the first quarter of 2026 compared to the first quarter of 2025 (dollars in thousands):

Three Months
Ended
April 4, 2026

Net Sales	$(3,636)

Volume	-10.7%
Price	1.1%
New products	3.9%
-5.7%

Operating Profit	$(1,906)

Liquidity and Sources of Capital

The Company generated $3.5 million of cash from operations during the first three months of fiscal 2026 compared to using $1.9 million during the first three months of fiscal 2025. Cash flow from operations in the first three months of 2026 increased due to consumption of inventories held at the end of the prior year and lower accounts payable disbursements offset by lower customer receivable collections.

Purchases of capital equipment were $0.9 million and $0.8 million for the first three months of 2026 and 2025, respectively. As of April 3, 2026, there were approximately $0.1 million of outstanding commitments for capital expenditures.

The following table shows key financial ratios at the end of each specified period:

	April 4, 2026	March 29, 2025	Fiscal Year 2025
Current Ratio	3.5	2.8	3.7
Average days' sales in accounts receivables	51	49	59
Inventory Turnover	3.4	3.5	3.4
Total debt to shareholders' equity	26.4%	34.3%	27.2%

The following table shows important liquidity measures as of the balance sheet date for each specified period or for the period, as applicable (in millions):

	April 4, 2026	March 29, 2025	Fiscal Year 2025
Held in the United States	$5.7	$6.6	$5.2
Held by a foreign subsidiary	1.9	1.3	2.2
	7.6	7.9	7.4

Working capital	71.3	66.1	71.7
Net cash provided by (used in) operating activities	3.5	(1.8)	8.9
Change in working capital impact on net cash provided by (used in) operating activities	1.7	(5.3)	(5.4)
Net cash used in investing activities	(0.9)	(1.6)	(0.5)
Net cash used in financing activities	(2.3)	(3.0)	(16.3)

Inventories of $53.1 million as of April 4, 2026 decreased by $3.2 million, or 5.7%, when compared to $56.3 million at January 3, 2026 and increased $2.3 million, or 4.2%, when compared to $55.4 million at March 29, 2025. Accounts receivable, less allowances, were $32.6 million at April 4, 2026, as compared to $30.1 million at January 3, 2026 and $33.5 million at March 29, 2025.

On October 28, 2025, the Company entered into a credit agreement with the lenders from time to time party thereto, Citizens Bank, N.A., as the administrative agent, as an LC issuer, and as the swing line lender (the “Citizens Credit Agreement”). The Citizens Credit Agreement replaces the Company’s prior credit facility with TD Bank, N.A. (“TD Bank”), which was repaid using borrowings under the Citizens Credit Agreement and terminated on October 28, 2025. See Note H, Debt, for additional information regarding the terms of the prior credit facility with TD Bank.  The Citizens Credit Agreement establishes a new $100 million five-year senior secured revolving credit facility and provides for the extension of credit to the Company in the form of revolving loans, swing line loans and letters of credit, at any time and from time to time during the term of the Citizens Credit Agreement. See Note H, Debt, for additional information regarding the terms of the Citizens Credit Agreement, including repayment terms, interest rates, and applicable loan covenants. Under the terms of the Citizens Credit Agreement, the Company is subject to restrictive covenants that limit our ability to, among other things, incur additional indebtedness, pay dividends, or make other distributions, and consolidate, merge, sell or otherwise dispose of assets, as well as financial covenants that require us to maintain a maximum senior net leverage ratio and a minimum interest coverage ratio.  These covenants may limit how we conduct our business, and in the event of certain defaults, our repayment obligations may be accelerated.

The Company was in compliance with all its covenants under the Citizens Credit Agreement at all times from entry into the Citizens Credit Agreement through the date of filing this Form 10-Q. The Company has $67 million available on its line of credit under the Citizens Credit Agreement as of the date of filing this Form 10-Q.

Cash, cash flow from operating activities and funds available under the revolving credit portion of the Credit Agreement are expected to be sufficient to cover future foreseeable working capital requirements in the short-term (i.e., the next 12 months from April 4, 2026) and separately in the long-term (i.e., beyond the next 12 months). However, the Company cannot provide any assurances of the availability of future financing or the terms on which it might be available. In addition, the interest rate on borrowings under the Credit Agreement varies based on our senior net leverage ratio, and the Credit Agreement requires us to maintain a senior net leverage ratio not to exceed 3.50 to 1 and a fixed charge coverage ratio to be not less than 1.25 to 1. A decrease in earnings due to the impact of current economic conditions and inflationary pressures or the resulting harm to the financial condition of our customers, or an increase in indebtedness incurred to offset such a decrease in earnings, would have a negative impact on our senior net leverage ratio and our fixed charge coverage ratio, which in turn would increase the cost of borrowing under the Credit Agreement and could cause us to fail to comply with the covenants under our Credit Agreement.

In addition to funding capital requirements, we may use available cash to pay down our indebtedness, to make investments, which may include investments in publicly traded securities, or to make acquisitions that we believe will complement or expand our existing businesses.

As of the end of the first quarter of 2026, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. For a full description of our critical accounting estimates, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2025 Form 10-K. While there have been no material changes to our critical accounting estimates since the filing of the 2025 Form 10-K, we continue to monitor the methodologies and assumptions underlying such critical accounting estimates.

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

Reconciliation of Non-GAAP Measures

Adjusted Net Income from Continuing Operations and Adjusted Earnings per Share from Continuing Operations Calculation

For the Three Months ended April 4, 2026 and March 29, 2025

($000's)

	Three Months Ended
	April 4, 2026	March 29, 2025
Net income from continuing operations as reported per generally accepted accounting principles (GAAP)	$640	$1,907

Earnings per share from continuing operations as reported under generally accepted accounting principles (GAAP):

Basic	$0.11	$0.31
Diluted	$0.11	$0.31

Adjustments:

Restructuring (a)		65

Non-GAAP tax impact of adjustments (1)		(14)

Total adjustments (Non-GAAP)	-	51

Adjusted net income from continuing operations (Non-GAAP)	$640	$1,958

Adjusted earnings per share from continuing operations (Non-GAAP):

Basic	$0.11	$0.32
Diluted	$0.11	$0.32

(1) We estimate the tax effect of the items identified to determine a non-GAAP annual effective tax rate applied to the pre-tax amount in order to calculate the non-GAAP provision for income taxes

(a) consists of personnel related and facility costs

Reconciliation of Non-GAAP Measures

Adjusted EBITDA Calculation

For the Three Months ended April 4, 2026 and March 29, 2025

($000's, except for per share data)

	Three Months Ended
	April 4, 2026	March 29, 2025

Net income from continuing operations as reported per generally accepted accounting principles (GAAP)	$640	$1,907

Interest expense	528	618
Provision for income taxes	170	507
Depreciation and amortization	1,651	1,519
Restructuring (a)	-	65
Adjusted EBITDA from continuing operations (non-GAAP)	$2,989	$4,616

Net income from discontinued operations as reported per generally accepted accounting principles (GAAP)	$-	$37

Interest expense	-	154
Provision for income taxes	-	10
Depreciation and amortization		-
Adjusted EBITDA from discontinued operations (non-GAAP)	$-	$201

Net income as reported per generally accepted accounting principles (GAAP)	$640	$1,944

Interest expense	528	772
Provision for income taxes	170	517
Depreciation and amortization	1,651	1,519
Restructuring (a)	-	65
Total Adjusted EBITDA	$2,989	$4,817

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of April 4, 2026, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Exchange Act Rule 13a-15.  As defined in Exchange Act Rules 13a-15(e) and 15d-15(e), “the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”

The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO have concluded that these controls and procedures are effective at the “reasonable assurance” level as of April 4, 2026.

Changes in Internal Control Over Financial Reporting:

During the period covered by this Form 10-Q, there were no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company is a party to various legal proceedings from time to time related to its normal business operations. As of the end of the quarter ended April 4, 2026, the Company does not have any material pending legal proceedings, other than as set forth in Part I, Item 3, Legal Proceedings, of the 2025 Form 10-K, or any material legal proceedings known to be contemplated by governmental authorities.

ITEM 1A – RISK FACTORS

The Company’s business is subject to several risks, some of which are beyond its control. In addition to the other information set forth in this Form 10-Q, the Company’s shareholders should carefully consider the risk factors discussed in Part I, Item 1A, Risk Factors, of the 2025 Form 10-K. These risk factors could have a material adverse effect on the Company’s business, results of operations, financial condition and/or liquidity and could cause our operating results to vary significantly from period to period. As of April 4, 2026, there have been no material changes to the risk factors disclosed in the 2025 Form 10-K. The Company may disclose changes to such risk factors or disclose additional risk factors from time to time in its future filings with the SEC. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition, or operating results.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 30, 2025, the Board approved a share repurchase program authorizing the Company to repurchase up to 400,000 shares of the Company’s common stock over a five-year term expiring in April 2030.  The Company’s share repurchase program does not obligate it to acquire the Company’s common stock at any specific cost per share. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.  Below is a summary of the Company’s share repurchases during the first quarter of 2026 under the share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
January 4, 2026 - February 1, 2026	-	-	-	296,924

February 2, 2026 - February 28, 2026	-	-	-	296,924

March 1, 2026 - April 4, 2026	21,120	20.00	21,120	275,804

Total	21,120	$20.00	21,120	275,804

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

(a) None.

(b) None.

(c) During the first quarter of 2026, no director or officer of the Company adopted or terminated a “10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6 – EXHIBITS

3.1)	Restated Certificate of Incorporation of the Company, as amended (conformed copy) (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2020).

3.2)	Second Amended and Restated Bylaws of the Company, effective as of February 25, 2026 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K/A filed on March 19, 2026).

31)	Certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32)	Certifications pursuant to Rule 13a-14(b) and 18 USC 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101)

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2026 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended April 4, 2026 and March 29, 2025; (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended April 4, 2026, and March 29, 2025; (iii) Condensed Consolidated Balance Sheets (Unaudited) as of April 4, 2026 and January 3, 2026; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) for the three months ended April 4, 2026 and March 29, 2025; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended April 4, 2026 and March 29, 2025 and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited) (submitted herewith).

104)	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE EASTERN COMPANY
(Registrant)

DATE: May 12, 2026	/s/ Ryan Schroeder
Ryan Schroeder President and Chief Executive Officer

DATE: May 12, 2026	/s/ Nicholas Vlahos
Nicholas Vlahos Vice President and Chief Financial Officer

