Form 10-Q
period 2026-07-04
EASTERN CO
filed 2026-08-11
CIK 31107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended July 4, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________________ to _______________

Commission File Number 001-35383

THE EASTERN COMPANY
(Exact name of registrant as specified in its charter)

Connecticut	06-0330020
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3 Enterprise Drive, Suite 408, Shelton, Connecticut	06484
(Address of principal executive offices)	(Zip Code)

(203) 729-2255
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, No Par Value	EML	NASDAQ Global Market

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

As of July 4, 2026, 6,017,558 shares of the registrant’s common stock, no par value per share, were issued and outstanding.

The Eastern Company

Form 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 4, 2026

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

THE EASTERN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net sales	$61,821,757	$70,164,086	$121,498,295	$136,101,298
Cost of products sold	(49,069,618)	(53,801,184)	(96,816,475)	(104,642,211)
Gross margin	12,752,139	16,362,902	24,681,820	31,459,087

Product development expense	(1,042,688)	(1,031,716)	(2,078,000)	(2,140,902)
Selling and administrative expenses	(10,051,659)	(12,188,736)	(19,621,306)	(22,534,931)
Operating profit	1,657,792	3,142,450	2,982,514	6,783,254

Interest expense	(581,318)	(636,287)	(1,108,831)	(1,330,941)
Bargain purchase gain	6,529,299	-	6,529,299	-
Other income (expense)	(101,234)	75,210	(88,049)	(124,495)
Income before income taxes from continuing operations	7,504,539	2,581,373	8,314,933	5,327,818

Income tax expense	(1,855,254)	(546,383)	(2,025,518)	(1,124,703)
Net income from continuing operations	$5,649,285	$2,034,990	$6,289,415	$4,203,115

Discontinued Operations (see note C)
Loss from operations of discontinued unit	$-	$(234,237)	$-	$(520,005)
Income from disposal of discontinued unit	-	2,016,696	-	2,016,696
Income tax expense	-	(377,282)	-	(315,952)
Net income from discontinued operations	$-	$1,405,177	$-	$1,180,739

Net Income	$5,649,285	$3,440,167	$6,289,415	$5,383,854

Earnings per share from continuing operations:
Basic	$0.94	$0.33	$1.04	$0.69

Diluted	$0.94	$0.33	$1.04	$0.69

Earnings per share from discontinued operations:
Basic	$-	$0.23	$-	$0.19

Diluted	$-	$0.23	$-	$0.19

Total earnings per share:
Basic	$0.94	$0.56	$1.04	$0.88

Diluted	$0.94	$0.56	$1.04	$0.88

Cash dividends per share:	$0.11	$0.11	$0.22	$0.22

See accompanying notes

THE EASTERN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net income	$5,649,285	$3,440,167	$6,289,415	$5,383,854
Other comprehensive income:

Change in foreign currency translation	300,399	(317,982)	461,585	397,593

Change in fair value of foreign currency swap	41,907	550,031	141,059	747,203

Change in pension and postretirement benefit costs, net of taxes:
2026 - $124,272; 2025 - $121,925	211,301	205,728	422,601	411,453
Total other comprehensive income	553,607	437,777	1,025,245	1,556,249
Comprehensive income	$6,202,892	$3,877,944	$7,314,660	$6,940,103

See accompanying notes.

THE EASTERN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 4, 2026	January 3, 2026
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$15,108,764	$7,412,019
Marketable Securities	32,825	-
Accounts receivable, less allowances: 2026 - $681,170; 2025 - $633,391	36,842,066	30,128,669
Inventories	65,989,520	56,343,756
Current portion of notes receivable	28,844	33,844
Prepaid expenses and other current assets	6,754,824	5,349,486
Total Current Assets	124,756,843	99,267,774

Property, Plant and Equipment	66,497,282	60,163,556
Accumulated depreciation	(35,807,530)	(33,246,213)
Property, Plant and Equipment, Net	30,689,752	26,917,343

Goodwill	58,666,199	58,631,336
Trademarks	5,082,816	5,082,767
Patents and other intangibles, net of accumulated amortization	4,121,143	5,269,204
Deferred income taxes	5,528,496	5,528,496
Right of use assets	16,170,708	15,979,696
Other long term assets	102,674	-
Total Other Assets	89,672,036	90,491,499

TOTAL ASSETS	$245,118,631	$216,676,616

See accompanying notes.

THE EASTERN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	July 4, 2026	January 3, 2026
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$27,192,690	$16,426,259
Accrued compensation	5,615,457	4,203,720
Other accrued expenses	6,884,543	2,349,400
Current portion of operating lease liability	3,997,516	3,729,769
Current portion of finance lease liability	905,524	908,332
Total Current Liabilities	44,595,730	27,617,480

Other long-term liabilities	464,902	464,902
Operating lease liability, less current portion	12,173,424	12,235,188
Finance lease liability, less current portion	2,772,205	3,080,446
Long-term debt, less current portion	41,683,212	33,902,353
Accrued postretirement benefits	329,767	332,165
Accrued pension cost	13,106,148	14,398,753
Total Liabilities	115,125,388	92,031,287

Shareholders’ Equity
Voting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Nonvoting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Common Stock, no par value, Authorized: 50,000,000 shares	36,525,234	36,337,100
Issued: 9,195,728 shares as of July 4, 2026 and 9,179,288 shares as of January 3, 2026
Outstanding: 6,017,558 shares as of July 4, 2026 and 6,041,767 shares as of January 3, 2026
Treasury Stock: 3,178,170 shares as of July 4, 2026 and 3,137,521 shares as of January 3, 2026	(30,895,650)	(30,067,777)
Retained earnings	142,959,790	137,997,382
Accumulated other comprehensive loss:
Foreign currency translation	(975,778)	(1,437,363)
Unrealized gain on foreign currency swap, net of tax	711,155	570,097
Unrecognized net pension and postretirement benefit costs, net of tax	(18,331,508)	(18,754,110)
Accumulated other comprehensive loss	(18,596,131)	(19,621,376)
Total Shareholders’ Equity	129,993,243	124,645,329
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$245,118,631	$216,676,616

See accompanying notes.

THE EASTERN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	July 4, 2026	June 28, 2025
Operating Activities
Net income	$6,289,415	$5,383,854
Less: Income from discontinued operations	-	1,180,739
Income from continuing operations	$6,289,415	$4,203,115
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	3,209,318	3,178,318
Bargain purchase gain	(6,529,299)	-
Reduction in carrying amount of ROU assets	1,276,927	1,502,376
Unrecognized pension and postretirement benefit	(1,211,007)	(397,676)
(Gain) loss on sale of equipment	(64,661)	38,479
Provision for doubtful accounts	54,828	14,000
Stock compensation expense	188,134	289,126
Changes in operating assets and liabilities:
Accounts receivable	(4,974,987)	(2,271,343)
Inventories	920,744	1,886,960
Prepaid expenses and other	(947,631)	(314,221)
Other assets	(144,699)	124,859
Accounts payable	8,968,808	2,511,193
Accrued compensation	642,535	(445,105)
Operating lease liability	(1,276,927)	(1,502,376)
Other accrued expenses	5,635,050	(6,908,197)
Net cash provided by operating activities	12,036,548	1,909,508

Investing Activities
Marketable securities	(32,825)	2,222,059
Acquisition	(8,041,927)	(421,039)
Payments received from notes receivable	5,000	14,545
Proceeds from sale of equipment	3,500	800
Proceeds from sale of discontinued operations	-	1,593,646
Purchases of property, plant, and equipment	(1,482,339)	(1,599,780)
Net cash (used in) provided by investing activities	(9,548,591)	1,810,231

Financing Activities
Proceeds from long-term debt	8,000,000	-
Proceeds from promissory note	785,000	-
Principal payments on long-term debt	(1,000,000)	(5,919,065)
Financing leases, net	(442,282)	(393,352)
Purchase common stock for treasury	(827,873)	(2,123,705)
Dividends paid	(1,327,007)	(1,347,951)
Net cash provided by (used in) financing activities	5,187,838	(9,784,073)

Effect of exchange rate changes on cash	20,950	331,115
Net change in cash and cash equivalents	7,696,745	(5,733,219)

Cash and cash equivalents at beginning of period	7,412,019	14,843,530
Cash and cash equivalents at end of period	$15,108,764	$9,110,311

Supplemental disclosure of cash flow information:
Interest	$1,099,963	$1,683,412
Income taxes	694,933	1,679,091

Non-cash investing and financing activities
Right of use asset	205,983	3,050,510
Lease liability	104,836	2,836,158

See accompanying notes

THE EASTERN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common		Treasury		Retained	Accumulated Other Comprehensive Income	Shareholders'
	Shares	Stock	Shares	Stock	Earnings	(Loss)	Equity

Balances at December 28, 2024	9,146,996	$35,443,009	(2,983,858)	$(26,338,309)	$133,545,670	$($21,958,971)	$120,691,399
Net Income					5,383,854		5,383,854
Cash dividends declared,
$0.22 per share					(1,347,951)		(1,347,951)
Currency translation adjustment						397,593	397,593
Change in fair value of foreign
currency swap						747,202	747,202
Change in pension and other
postretirement benefit costs,
net of tax						411,454	411,454
Treasury Stock Purchase			(81,549)	(2,123,704)			(2,123,704)
Issuance of stock awards, net	3,502	(35,803)					(35,803)
Issuance of Common Stock
for directors' fees	13,072	324,929					324,929
Balances at June 28, 2025	9,163,570	$35,732,135	(3,065,407)	$(28,462,013)	$137,581,573	$(20,402,722)	$124,448,973

Balances at January 3, 2026	9,179,288	$36,337,100	(3,137,521)	$(30,067,777)	$137,997,382	$(19,621,376)	$124,645,329
Net Income					6,289,415		6,289,415
Cash dividends declared,
$0.22 per share					(1,327,007)		(1,327,007)
Currency translation adjustment						461,585	461,585
Change in fair value of foreign
currency swap						141,059	141,059
Change in pension and other
postretirement benefit costs,
net of tax						422,601	422,601
Treasury Stock Purchase			(40,649)	(827,873)			(827,873)
Issuance of stock awards, net	2,032	(116,327)					(116,327)
Issuance of Common Stock	14,408	304,461					304,461
for directors' fees							-
Balances at July 4, 2026	9,195,728	$36,525,234	(3,178,170)	$(30,895,650)	$142,959,790	$(18,596,131)	$129,993,243

See accompanying notes.

THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

July 4, 2026

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. You should refer to the consolidated financial statements of The Eastern Company (together with its consolidated subsidiaries, the “Company,” “we,” “us” or “our”) and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 3, 2026, as amended on March 19, 2026 (the “2025 Form 10-K”), for additional information.

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

The Company’s fiscal year is a 52- or 53-week fiscal year ending on the Saturday nearest to December 31. Each fiscal quarter also ends on a Saturday.  References in this Quarterly Report on Form 10-Q for the quarterly period ended July 4, 2026 (this “Form 10-Q”) to 2025, the fiscal year 2025 or fiscal 2025 mean the 53-week period ended on January 3, 2026, and references to 2026, fiscal year 2026 or fiscal 2026 mean the 52-week period ending on January 2, 2027. In a 53-week fiscal year, the first three quarters each have 13 weeks, and the fourth quarter has 14 weeks. In a 52-week fiscal year, each quarter has 13 weeks.  References to the second quarter of 2025, the second fiscal quarter of 2025, the second three months of fiscal 2025 or the three months ended June 28, 2025 mean the 13-week period from March 30, 2025 to June 28, 2025. References to the second quarter of 2026, the second fiscal quarter of 2026, the second three months of fiscal 2026 or the three months ended July 4, 2026, mean the 13-week period from April 5, 2026 to July 4, 2026. References to the first six months of 2025 or the six months ended June 28, 2025 mean the period from December 29, 2024 to June 28, 2025. References to the first six months of 2026 or the six months ended July 4, 2026 mean the period from January 4, 2026 to July 4, 2026.

Certain amounts in the 2025 financial statements have been reclassified to conform with the 2026 presentation with no impact or change to previously reported net income or shareholders’ equity.

Note B – Acquisition

On June 1, 2026, we completed the acquisition of Sinecera LLC (doing business as Crown Precision) and Sungear LLC ,  both of which manufacture and supply aerospace and defense components within the United States.  Sinecera LLC  and Sungear LLC became wholly-owned consolidated subsidiaries of Eastern Precision Holdings, Inc., a newly-formed wholly owned direct subsidiary of the Company. The purchase price of the acquired net assets was $7,850,000, of which $7,065,000 was paid at closing and $785,000 was financed through a note due on September 27, 2027 The aggregate fair value of the identifiable net assets acquired exceeded the fair value of the consideration transferred which resulted in a bargain purchase. Before recording this gain, we reassessed whether we had correctly identified all of the assets acquired and all of the liabilities assumed and recognized any additional assets or liabilities that were identified in that review.  The resulting gain of $6.5 million was recognized as a "bargain purchase gain" in the consolidated statement of operations for the quarter ended July 4, 2026. This bargain purchase gain arose primarily due to the seller’s need for immediate liquidity which provided the Company with an opportunity to enter the aerospace and defense market for engineered components at a favorable purchase price. The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date:

Acquired Balance Sheet

Accounts Receivable	$1,747,939
Inventory	10,471,217
Property Plant and Equipment	4,322,206
Other Assets	291,725
Less: Liabilities assumed	2,453,788

Net Assets Acquired	14,379,299
Purchase Price	7,850,000

Bargain purchase gain	$6,529,299

Income Statement
for the period since acquisition (June 1, 2026) to July 4, 2026

Net Sales	$1,725,160
Cost of Goods Sold	(1,718,083)
Gross Margin	7,077
Total Selling & Administrative Expense	(130,724)
Operating Loss	(123,647)
Bargain purchase gain	6,529,299
Income before income taxes	$6,405,652

Note C – Discontinued Operations

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

Summarized Financial Information of Discontinued Operations

The following table represents income from discontinued operations, net of tax, for the periods presented:

	Three Months Ended	Six Months Ended
	June 28, 2025	June 28, 2025
	(unaudited)	(unaudited)
Net sales	$359,046	$1,670,208
Cost of products sold	(421,730)	(1,653,484)
Gross margin	(62,684)	16,724

Selling and administrative expenses	(100,854)	(388,847)
Income from disposal of discontinued Unit	2,016,696	2,016,696
Operating Income	1,853,158	1,644,573

Interest expense	(70,699)	(147,882)
Income from discontinued operations before income taxes	1,782,459	1,496,691

Income tax expense	(377,282)	(315,951)
Income from discontinued operations, net of tax	$1,405,177	$1,180,739

Note D – Earnings Per Share

The denominators used to calculate earnings per share are as follows:

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Basic:
Weighted average shares outstanding	6,020,111	6,113,303	6,029,410	6,126,070

Diluted:
Weighted average shares outstanding	6,020,111	6,113,303	6,029,410	6,126,070
Dilutive stock appreciation rights	10,308	7,953	10,308	7,953
Denominator for diluted earnings per share	6,030,419	6,121,256	6,039,718	6,134,023

Note E– Fair Value of Instruments

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

Designated Foreign Currency Hedge Contracts

All of the Company’s designated foreign currency hedge contracts as of July 4, 2026 were cash flow hedges under Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company records the effective portion of any change in the fair value of designated foreign currency hedge contracts in other comprehensive income until the related third-party transaction occurs. Once the related third-party transaction occurs, the Company reclassifies the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, the Company will reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. The Company had designated foreign currency hedge contracts outstanding in the contract amount of $9.6 million as of July 4, 2026 and $8.4 million as of January 3, 2026. As of July 4, 2026, $0.5 million is expected to be reclassified to earnings within the next six months.

The following table presents the effect of the Company’s derivative instruments designated as cash flow hedges under ASC 815 in its unaudited Condensed Consolidated Statements of Operations for the six months ended July 4, 2026:

Derivative Instruments	Amount of Gain Recognized in Accumulated Other Comprehensive Income	Amount of Gain Reclassified from Accumulated Other Comprehensive Income into Earnings	Location in Condensed Consolidated Statement of Income
Designated foreign currency hedge contracts	$711,155	$442,655	Cost of products sold

ASC 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. The Company determines the fair value of its derivative instruments using the framework prescribed by ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) by considering the estimated amount it would receive or pay to sell or transfer these instruments at the reporting date. Generally, the Company uses inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of July 4, 2026, the Company classified its derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC 820, as discussed below, because these observable inputs are available for substantially the full term of its derivative instruments.

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

The following tables present the fair value of the Company’s derivative instruments as they appear in its Condensed Consolidated Balance Sheets as of July 4, 2026, and January 3, 2026:

	Location in Condensed Consolidated Balance Sheets	As of July 4, 2026	As of January 3, 2026

Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$608,481	$570,097

Designated foreign currency hedge contracts	Other long-term assets	$102,674	$-

Note F – Inventories

Inventories consist of the following components:

	July 4, 2026	January 3, 2026

Raw material and component parts	$25,211,922	$21,526,667
Work in process	8,357,107	7,135,539
Finished goods	32,420,491	27,681,550
Total inventories	$65,989,520	$56,343,756

Note G - Goodwill

The aggregate carrying amount of goodwill is approximately $58.7 million as of July 4, 2026. No impairment was recognized in the second quarter of 2026.

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

Note H – Leases

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

Currently, the Company has 18 operating leases with lease liabilities of $16.2 million and 8 finance leases with lease liabilities of $3.7 million as of July 4, 2026. The terms and conditions of the leases are determined by the individual agreements. The leases do not contain residual value guarantees, restrictions, or covenants that could cause the Company to incur additional financial obligations. There are no related party lease transactions. There are no leases that have not yet commenced that could create significant rights and obligations for the Company.

The future payments (in millions) due under non-cancelable operating and finance leases as of July 4, 2026 are as follows:

	Operating	Finance
2026	$2.0	$0.5
2027	3.8	0.9
2028	3.4	0.9
2029	3.0	0.8
2030	2.1	0.7
thereafter	3.6	0.5
	17.9	4.3
Less effects of discounting	(1.7)	(0.6)
Lease liabilities recognized	$16.2	$3.7

As of July 4, 2026, the weighted average lease term for all operating and finance leases is 5.2 and 4.7 years, respectively. The weighted average discount rate associated with operating and finance leases was 7.2% and 7.2%, respectively.

Note I – Debt

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

Revolving loans under the Credit Agreement bear interest at a variable rate based on the term secured overnight financing rate (“SOFR”) plus an applicable margin of 1.375% to 2.125% depending on the Company’s senior net leverage ratio.  The Company’s obligations under the Credit Agreement are secured by a lien on substantially all of the Company’s and its subsidiaries’ assets pursuant to a Pledge and Security Agreement dated as of October 28, 2025.  The Company has $59 million available on its line of credit under the Credit Agreement as of the date of filing this Form 10-Q.

Amounts outstanding under the Credit Agreement are generally due and payable on the expiration date of the Credit Agreement (October 28, 2030) or the earlier termination of the revolving commitments thereunder.  The Company can elect to prepay some or all of the outstanding balance from time to time without penalty.

The Company’s loan covenants under the Credit Agreement require the Company to maintain a senior net leverage ratio not to exceed 3.50 to 1.00, which is to be tested quarterly on a trailing twelve-month basis. In addition, the Company is required to maintain an interest coverage ratio not less than 3.00 to 1.00.  The Company was in compliance with all its covenants under the Credit Agreement as of July 4, 2026 and through the date of filing this Form 10-Q.

Note J - Stock Options and Awards

On February 19, 2020, the Board of Directors of the Company (the “Board”) adopted The Eastern Company 2020 Stock Incentive Plan (the “2020 Plan”).  On April 29, 2020, at the Company’s 2020 Annual Meeting of Shareholders, the shareholders of the Company approved and adopted the 2020 Plan. The Company has no other existing plan pursuant to which equity awards may be granted.

Restricted stock unit awards may be granted to participants under the 2020 Plan with restrictions determined by the Compensation Committee of the Board.  During the first six months of fiscal 2026 and 2025, the Company granted stock awards with respect to 57,456 and 35,856 shares of Company common stock, respectively, that were subject to the satisfaction of performance measurements or time-based requirements.  For the first six months of fiscal years 2026 and 2025, the Company used fair market value to determine the associated expense with stock awards.

Incentive stock options granted under the 2020 Plan must have exercise prices that are not less than 100% of the fair market value of the Company’s common stock on the dates the stock options are granted.  Under the 2020 Plan, non-qualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Board.  The Company issued 75,168 and 48,240 options during the first six months of fiscal 2026 and 2025, respectively.  For the first six months of fiscal 2026, the Company used several assumptions which included an expected term of three years, volatility deviation of 40.94% and 43.08%, and a risk-free rate of 4.14% and 3.63% to determine the expense associated with options.  For the first six months of fiscal 2025, the Company used several assumptions which included an expected term of three years, volatility deviation of 40.34% and a risk-free rate of 4.34% to determine the expense associated with options.

Stock-based compensation expense (income), including forfeitures, in connection with stock options and stock awards previously granted to employees was approximately $198,000 and $147,000 in the second quarter of 2026 and the second quarter of 2025, respectively, and was approximately $(109,000) and $(6,000) in the first six months of fiscal years 2026 and 2025, respectively.

As of July 4, 2026, there were 675,456 shares of Company common stock reserved and available for future grant under the 2020 Plan.

The following tables set forth the outstanding stock options for the periods specified:

	Six Months Ended		Year Ended
	July 4, 2026		January 3, 2026
	Units	Weighted Average Exercise Price	Units	Weighted Average Exercise Price
Outstanding at beginning of period	57,480	$27.77	25,116	$28.18
Issued	75,168	18.66	50,688	27.57
Expired	-	-	(1,500)	20.20
Exercised	-	-	-	-
Forfeited	(21,415)	27.85	(16,824)	28.45
Outstanding at end of period	111,233	$21.60	57,480	$27.77

Stock Options Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of July 4, 2026	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of July 4, 2026	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$18.55 - $28.69	111,233	4.2	$21.60	-	-	-

The following table sets forth the outstanding stock awards for the periods specified:

	Six Months Ended	Year Ended
	July 4, 2026	January 3, 2026
	Shares	Shares
Outstanding at beginning of period	48,456	39,592
Issued	57,456	37,728
Exercised	(2,032)	(4,579)
Forfeited	(19,719)	(24,285)
Outstanding at end of period	84,161	48,456

As of July 4, 2026, outstanding stock options and stock awards had an intrinsic value of $3,285,000.

Note K – Share Repurchase Program

On April 30, 2025, the Board of Directors of the Company approved a share repurchase program authorizing the Company to repurchase up to 400,000 shares of the Company’s common stock over a five-year term expiring in April 2030.  The Company’s share repurchase program does not obligate it to acquire the Company’s common stock at any specific cost per share. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.  Below is a summary of the Company’s share repurchases during the second quarter of 2026 under the share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
April 5, 2026 – May 2, 2026	4,407	$20.99	4,407	271,397

May 3, 2026 – May 30, 2026	15,122	20.70	15,122	256,275

May 31, 2026 – July 4, 2026	-	-	-	256,275

Total	19,529	$20.76	19,529	256,275

Note L – Revenue Recognition

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

Customer volume rebates, product returns, discounts and allowances are variable considerations and are recorded as a reduction of revenue in the same period that the related sales are recorded. The Company has reviewed the overall sales transactions for variable consideration and has determined that these costs are not material.

The Company has no future performance obligations and does not capitalize costs to obtain or fulfill contracts.

Note M - Income Taxes

The Company files income tax returns in the U.S. at the federal and state levels, and in foreign jurisdictions. With limited exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2021 and is no longer subject to non-U.S. income tax examinations by foreign tax authorities for years prior to 2019.

There have been no significant changes to the value of unrecognized tax benefits during the six months ended July 4, 2026.

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

Note N - Retirement Benefit Plans

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

Significant disclosures relating to these benefit plans for the second quarter and first six months of fiscal years 2026 and 2025 are as follows:

	Pension Benefits
	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Service cost	$181,206	$184,287	$362,413	$361,749
Interest cost	876,829	987,679	1,753,658	1,938,776
Expected return on plan assets	(1,107,069)	(1,100,704)	(2,214,137)	(2,160,640)
Amortization of prior service cost	-	-	-	-
Amortization of the net loss	298,780	301,791	597,561	592,406
Net periodic benefit cost	$249,746	$373,053	$499,495	$732,291

	Other Postretirement Benefits
	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Service cost	$1,641	$2,206	$3,282	$4,331
Interest cost	10,393	12,132	20,787	23,815
Expected return on plan assets	(5,000)	(4,963)	(10,000)	(9,743)
Amortization of prior service cost	(848)	(864)	(1,696)	(1,696)
Amortization of the net loss	(24,496)	(23,982)	(48,993)	(47,075)
Net periodic benefit gain	$(18,310)	$(15,471)	$(36,620)	$(30,368)

The Company’s funding policy with respect to its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations. In fiscal year 2026, the Company expects to make cash contributions to its qualified pension plans of approximately $2,800,000 and approximately $40,000 into its other postretirement plan. As of July 4, 2026, the Company has contributed $1,184,000 to its pension plans and $13,000 to its postretirement plan in fiscal year 2026 and expects to make the remaining contributions as required during the remainder of the fiscal year.

The Company has a contributory savings plan under Section 401(k) of the IRC (the “401(k) Plan”) covering substantially all U.S. non-union employees. The 401(k) Plan allows participants to make voluntary contributions from their annual compensation on a pre-tax basis, subject to limitations under the IRC. The 401(k) Plan provides for contributions by the Company at its discretion.

The Company made contributions to the 401(k) Plan as follows:

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Regular matching contribution	$222,643	$239,797	$443,045	$546,436
Transitional credit contribution	17,060	18,622	35,998	42,487
Non-discretionary contribution	84,929	87,415	168,881	195,907
Total contributions for the period	$324,632	$345,834	$647,924	$784,830

Note O - Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that could impact its consolidated financial statements and does not believe that there are any new accounting pronouncements that have been issued, but are not yet effective, that might have a material impact on the consolidated financial statements of the Company.

Note P - Concentration of Risk

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk for the Company is its accounts receivable due from customers. The Company has established credit limits for customers and monitors their balances to mitigate the risk of loss. As of July 4, 2026, there were significant concentrations of credit risk with 2 customers that had receivables representing greater than 10% of our net accounts receivable.  As of January 3, 2026, there was one customer representing 13% of the Company’s net accounts receivable. The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable.

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

Note Q - Segment Information

The Company has one reportable segment, its Engineered Solutions Segment, and the Chief Executive Officer is the Company’s chief operating decision maker (CODM). The CODM uses the following reported measures to assess performance and make decisions on resource allocation throughout the Company.

	Engineered Solutions Segment
	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025

Net Sales	$61,821,757	$70,164,086	$121,498,295	$136,101,298
Less:
Material cost	(28,961,722)	(37,051,351)	(59,194,456)	(71,561,763)
Labor cost	(3,645,315)	(3,507,414)	(6,706,780)	(7,522,727)
Other variable and fixed overhead¹	(16,462,581)	(13,242,419)	(30,915,239)	(25,557,721)
Gross Margin	12,752,139	16,362,902	24,681,820	31,459,087
Product development expense	(1,042,688)	(1,031,716)	(2,078,000)	(2,140,902)
Selling and administrative expenses	(10,051,659)	(12,188,736)	(19,621,306)	(22,534,931)
Operating Profit	$1,657,792	$3,142,450	$2,982,514	$6,783,254

¹ Other variable and fixed overhead items included in segment operating profit include manufacturing salaries, indirect labor, insurance, lease expense, depreciation, and other overhead expenses

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in the financial position and results of operations of The Eastern Company (together with its consolidated subsidiaries, the “Company,” “we,” “us” or “our”) for the three and six months ended July 4, 2026. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended January 3, 2026 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2026, as amended on March 19, 2026 (the “2025 Form 10-K”).

The Company’s fiscal year is a 52- or 53-week fiscal year ending on the Saturday nearest to December 31. References in this Quarterly Report on Form 10-Q for the quarterly period ended July 4, 2026 (this “Form 10-Q”) to 2025, fiscal year 2025 or fiscal 2025 mean the 53-week period ended on January 3, 2026, and references to 2026, fiscal year 2026 or fiscal 2026 mean the 52-week period ending on January 2, 2027. In a 53-week fiscal year, the first three quarters each have 13 weeks, and the fourth quarter has 14 weeks. In a 52-week fiscal year, each quarter has 13 weeks.  References to the second quarter of 2025, the second fiscal quarter of 2025, the second three months of fiscal 2025 or the three months ended June 28, 2025 mean the 13-week period from March 30, 2025 to June 28, 2025. References to the second quarter of 2026, the second fiscal quarter of 2026, the second three months of fiscal 2026 or the three months ended July 4, 2026, mean the 13-week period from April 5, 2026 to July 4, 2026. References to the first six months of 2025 or the six months ended June 28, 2025 mean the period from December 29, 2024 to June 28, 2025. References to the first six months of 2026 or the six months ended July 4, 2026 mean the period from January 4, 2026 to July 4, 2026.

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
•

the impact of global economic conditions and interest rates, and more specifically conditions in the automotive, construction, aerospace, defense energy, oil and gas, transportation, electronic, and general industrial markets, including the impact, length and degree of economic downturns on the customers and markets we serve and demand for our products, reductions in production levels, the availability, terms and cost of financing, including borrowings under credit arrangements or agreements, and the impact of market conditions on pension plan funded status;

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
•

The success of the Sinecera and Sungear transaction will depend on a number of uncertain factors, including our decisions regarding the fair value of the assets acquired and the bargain purchase gain recorded on the transaction, which could materially and adversely affect our financial condition, results of operations and future prospects.

•	costs and liabilities associated with environmental compliance;

20

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

Recent Developments

On June 1, 2026, we completed the acquisition of Sinecera LLC (doing business as Crown Precision) and Sungear LLC, both of which manufacture and supply aerospace and defense components within the United States.  The transaction establishes a fourth operating platform for Eastern, complementing its existing portfolio of Eberhard Manufacturing, Velvac, and Big 3 Precision. These acquisitions align with the Company's strategic priorities to expand its portfolio of operating platforms, add engineered products with attractive end-market exposure, and deploy capital into businesses that benefit from Eastern’s decentralized, holding-company model.

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

For the three months ended July 4, 2026, we incurred approximately $1.9 million in tariff and tariff-related expenses, $1.8 million of which have been mitigated through price increases. On February 20, 2026, the U.S. Supreme Court ruled in Learning Resources, Inc. v. Trump that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the executive branch to impose certain tariffs. The U.S. Customs and Border Protection (“CBP”) is developing an administrative process for seeking refunds of tariffs paid pursuant to the IEEPA, and on April 20, 2026, launched the first phase of that administrative process. The Company is in the process of submitting refund claims to the CBP.  The amount and timing of any potential refund remain uncertain, and, as of July 4, 2026, we have not recorded a material benefit for potential refunds of IEEPA tariffs paid. In response to the U.S. Supreme Court’s decision, the presidential administration implemented a tariff surcharge pursuant to Section 122 of the Trade Act of 1974, establishing a minimum 10% duty on imports, subject to certain exemptions, for 150 days. The tariff environment remains dynamic, and it is likely that additional developments will occur over the next several months, particularly as the U.S. continues to negotiate with trade partners and the CBP further develops and executes on the administrative process for refunds.  While the long-term effects remain uncertain, we continue to closely monitor the evolving tariff environment which presents a mix of impacts, such as higher pricing, including higher product and operating costs, and the potential for refunds. See Part I, Item 1A, Risk Factors in the 2025 Form 10-K for a discussion regarding tariff-related risks.

On February 14, 2025, the Company acquired certain assets under asset and real estate purchase agreements from Centralia Industrial Painting, Inc. and Ronald R. Rainwater, respectively.  These assets are held in our Big 3 Precision Products, Inc. (“Big 3”) subsidiary. We expect the acquisitions will enable the Company to become more competitive with respect to cost and quality of the products sold by Big 3.

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

The following analysis excludes discontinued operations.

Net sales for the second quarter of 2026 decreased 12% to $61.8 million from $70.2 million for the corresponding period in 2025. The decrease in sales was due to lower shipments of truck mirror assemblies, returnable transport packaging and latch and handle assemblies of $5.7 million, $3.4 million, $0.9 million, respectively, partially offset by $1.7 million in aerospace and defense sales from the acquisition of Sungear and Crown Precision. Net sales for the first six months of 2026 decreased 11% to $121.5 million from $136.1 million for the corresponding period in 2025. Sales decreased in the first six months of 2026 due to lower shipments of returnable transport packaging, truck mirror assemblies and latch and handle assemblies of $10.9 million, $4.5 million, $0.8 million, respectively, partially offset by $1.7 million in aerospace and defense sales from the acquisition of Sungear and Crown Precision.

Our backlog as of July 4, 2026 increased $39.0 million, or 45%, to $126.2 million from $87.1 million as of June 28, 2025, driven by acquired aerospace and defense orders of $19.0 million, increased orders for truck mirror assemblies of $11.7 million, returnable transport packaging products of $4.7 million, latch and handle assemblies of $3.6 million.

Net sales of existing products decreased 16.0% for the second quarter of 2026 and 12.0% for the first six months of 2026 compared to the corresponding periods in 2025.  New products increased net sales by 1.8% in the second quarter of 2026 and 2.7% in the first six months of 2026 compared to the corresponding periods in 2025.  New product sales included various latch and handle assemblies.

Cost of products sold decreased $4.7 million for the second quarter of 2026 and $7.8 million for the first six months of 2026 compared to the corresponding period in 2025. These decreases were due to lower shipment volume, partially offset by increased cost of sales on acquired aerospace and defense shipments.  Additionally, the Company paid tariff costs on China-sourced products of approximately $1.9 million in the second quarter of 2026 and $5.0 million in the first six months of 2026, compared to $2.4 million in the second quarter of 2025 and $3.0 million in the first six months of 2025.  Most tariffs on China-sourced products have been recovered through price increases.

Gross margin as a percentage of sales was 20.6% for the second quarter of 2026 and 20.3% for the first six months of 2026 compared to 23.3% and 23.1%, respectively, for the corresponding periods in 2025.

Product development expenses remained consistent with the second quarter of 2025 and decreased less than $0.1 million for the first six months of 2026 compared to the corresponding periods in 2025. As a percentage of net sales, product development costs were 1.7% and 1.6% in the first six months of 2026 and 2025, respectively, as we continue to invest in new products at our businesses.

Selling and administrative expenses decreased $2.1 million, or 17.5%, for the second quarter of 2026 compared to the corresponding period in 2025 due to $1.9 million of lower restructuring charges, lower personnel costs of $0.1 million, lower amortization of $0.1 million and other expenses of $0.4 million, partially offset by higher computer expenses of $0.4 million.  Selling, general and administrative expenses decreased $2.9 million, or 12.9% for the first six months of 2026 due to $1.9 million of lower restructuring charges, lower personnel costs of $0.5 million, lower amortization of $0.2 million, lower commission expenses of $0.4 million and other expenses of $0.6 million, partially offset by higher legal expenses of $0.3 million and higher computer expenses of $0.4 million.

Interest expense decreased $0.1 million for the second quarter of 2026 and $0.2 million for the first six months of 2026 compared to the corresponding periods in 2025 due to lower principal balances, offset by higher interest rates.

Other income increased $6.4 million for the second quarter of 2026 and $6.6 million for the first six months of 2026 compared to the corresponding periods in 2025. The increase for the second quarter and for the first six months of 2026 are the result of $6.5 million of bargain purchase gain recorded on a recent acquisition, offset by $0.2 million of transaction costs incurred to complete that acquisition.

Net income for the second quarter of fiscal 2026 was $5.6 million, or $0.94 per diluted share, compared to net income of $2.0 million, or $0.33 per diluted share, for the comparable period in 2025. For the first six months of 2026, net income was $6.3 million, or $1.04 per diluted share, compared to $4.2 million, or $0.69 per diluted share, for the comparable period in 2025.

A more detailed analysis of the Company’s results of operations and financial condition follows.

Results of Operations

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of operations as a percentage of net sales:

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	79.4%	76.7%	79.7%	76.9%
Gross margin	20.6%	23.3%	20.3%	23.1%
Product development expense	1.7%	1.5%	1.7%	1.6%
Selling and administrative expense	16.2%	17.3%	16.1%	16.5%
Operating Profit	2.7%	4.5%	2.5%	5.0%

The following table shows the change in sales and operating profit for the second quarter and first six months of 2026 compared to the second quarter and first six months of 2025 (dollars in thousands):

	Three Months	Six Months
	Ended	Ended
	July 4, 2026	July 4, 2026

Net Sales	$(8,342)	$(14,603)

Volume	-13.6%	-13.9%
Price	-0.1%	0.5%
New products	1.8%	2.7%
	-11.9%	-10.7%

Operating Profit	$(1,485)	$(3,801)

Liquidity and Sources of Capital

The Company generated $12.0 million of cash from operations during the first six months of fiscal 2026 compared to generating $1.9 million during the first six months of fiscal 2025. Cash flow from operations in the first six months of 2026 increased due to timing of vendor payments partially offset by timing of customer receivable collections and the exclusion of the non-cash bargain purchase gain.

Purchases of capital equipment were $1.5 million and $1.6 million for the first six months of 2026 and 2025, respectively. As of July 4, 2026, there were approximately $0.1 million of outstanding commitments for capital expenditures.

The following table shows key financial ratios at the end of each specified period:

	July 4, 2026	June 28, 2025	Fiscal Year 2025
Current Ratio	2.8	2.7	3.7
Average days' sales in accounts receivable	54	54	59
Inventory Turnover	3.5	3.9	3.4
Total debt to shareholders' equity	32.1%	29.3%	27.2%

The following table shows important liquidity measures as of the balance sheet date for each specified period or for the period, as applicable (in millions):

	July 4, 2026	June 28, 2025	Fiscal Year 2025
Cash and cash equivalents
- Held in the United States	13.0	7.7	5.2
- Held by a foreign subsidiary	2.1	1.4	2.2
	15.1	9.1	7.4

Working capital	80.2	67.5	71.7
Net cash (used) provided by operating activities	12.0	1.9	8.9
Change in working capital impact on net cash provided by (used in) operating activities	8.8	(6.9)	(5.4)
Net cash (used in) provided by investing activities	(9.5)	1.8	(0.5)
Net cash provided by (used in) financing activities	5.2	(9.8)	(16.3)

Inventories of $66.0 million at July 4, 2026 increased by $9.6 million, or 17.1%, when compared to $56.3 million at January 3, 2026 and increased $11.8 million, or 21.9%, when compared to $54.1 million at June 28, 2025. Accounts receivable, less allowances, were $36.8 million at July 4, 2026, as compared to $30.1 million at January 3, 2026 and $40.2 million at June 28, 2025.

On October 28, 2025, the Company entered into a credit agreement with the lenders from time to time party thereto, Citizens Bank, N.A., as the administrative agent, as an LC issuer, and as the swing line lender (the “Credit Agreement”). The Credit Agreement replaces the Company’s prior credit facility with TD Bank, N.A., which was repaid using borrowings under the Credit Agreement and terminated on October 28, 2025..  The Credit Agreement established a $100 million five-year senior secured revolving credit facility and provides for the extension of credit to the Company in the form of revolving loans, swing line loans and letters of credit, at any time and from time to time during the term of the Credit Agreement. See Note I, Debt, for additional information regarding the terms of the Credit Agreement, including repayment terms, interest rates, and applicable loan covenants. Under the terms of the Credit Agreement, the Company is subject to restrictive covenants that limit our ability to, among other things, incur additional indebtedness, pay dividends, or make other distributions, and consolidate, merge, sell or otherwise dispose of assets, as well as financial covenants that require us to maintain a maximum senior net leverage ratio and a minimum interest coverage ratio.  These covenants may limit how we conduct our business, and in the event of certain defaults, our repayment obligations may be accelerated.

The Company was in compliance with all its covenants under the Credit Agreement as of July 4, 2026 and through the date of filing this Form 10-Q. The Company has $59 million available on its line of credit under the Credit Agreement as of the date of filing this Form 10-Q.

Cash, cash flow from operating activities and funds available under the revolving credit portion of the Credit Agreement are expected to be sufficient to cover future foreseeable working capital requirements in the short-term (i.e., the next 12 months from July 4, 2026) and separately in the long-term (i.e., beyond the next 12 months). However, the Company cannot provide any assurances of the availability of future financing or the terms on which it might be available. In addition, the interest rate on borrowings under the Credit Agreement varies based on our senior net leverage ratio, and the Credit Agreement requires us to maintain a senior net leverage ratio not to exceed 3.50 to 1 and an interest coverage ratio to be not less than 3.00 to 1. A decrease in earnings due to the impact of economic conditions and inflationary pressures or the resulting harm to the financial condition of our customers, or an increase in indebtedness incurred to offset such a decrease in earnings, would have a negative impact on our senior net leverage ratio and our interest coverage ratio, which in turn would increase the cost of borrowing under the Credit Agreement and could cause us to fail to comply with the covenants under the Credit Agreement.

In addition to funding capital requirements, we may use available cash to pay down our indebtedness, to make investments, which may include investments in publicly traded securities, or to make acquisitions that we believe will complement or expand our existing businesses.

As of the end of the second quarter of 2026, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. For a full description of our critical accounting estimates, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2025 Form 10-K. While there have been no material changes to our critical accounting estimates since the filing of the 2025 Form 10-K, we continue to monitor the methodologies and assumptions underlying such critical accounting estimates.

Non-GAAP Financial Measures

The non-GAAP financial measures we provide in this report should be viewed in addition to, and not as an alternative for, results prepared in accordance with GAAP.

To supplement the condensed consolidated financial statements prepared in accordance with GAAP, we have presented Adjusted Net Income from Continuing Operations, Adjusted Earnings Per Share from Continuing Operations, and Adjusted EBITDA from Continuing Operations, which are considered non-GAAP financial measures. The non-GAAP financial measures presented may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures in the same way. These measures are not substitutes for their comparable GAAP financial measures, such as net income from continuing operations, diluted earnings per share from continuing operations, net (loss) income from discontinued operations, net income (loss) or other measures prescribed by GAAP, and there are limitations to using non-GAAP financial measures.

Adjusted Net Income from Continuing Operations is defined as net income from continuing operations excluding, when incurred, gains or losses that we do not believe reflect our ongoing operations, including, for example, the impacts of impairment losses, gains/losses on the sale of subsidiaries, property and facilities, transaction expenses primarily relating to acquisitions and divestitures, factory start-up costs, factory relocation expenses, executive severance, and restructuring costs. This measure also excludes credit agreement refinancing expenses, when applicable, because we do not believe these expenses are reflective of our ongoing operations. Adjusted Net Income from Continuing Operations is a tool that can assist management and investors in comparing our performance on a consistent basis across periods by removing the impact of certain items that management believes do not directly reflect our underlying operating performance.

Adjusted Earnings Per Share from Continuing Operations is defined as earnings per share from continuing operations excluding, when incurred, certain per share gains or losses that we do not believe reflect our ongoing operations, including, for example, the impacts of impairment losses, gains/losses on the sale of subsidiaries, property and facilities, transaction expenses primarily relating to acquisitions and divestitures, factory start-up costs, factory relocation expenses, executive severance, and restructuring costs. This measure also excludes credit agreement refinancing expenses, when applicable, because we do not believe these expenses are reflective of our ongoing operations. We believe that Adjusted Earnings Per Share from Continuing Operations provides important comparability of underlying operational results, allowing investors and management to assess operating performance on a consistent basis from period to period.

Adjusted EBITDA from Continuing Operations is defined as net income from continuing operations before interest expense, provision for income taxes, and depreciation and amortization and excluding, when incurred, the impacts of certain losses or gains that we do not believe reflect our ongoing operations, including, for example, impairment losses, gains/losses on sale of subsidiaries, property and facilities, transaction expenses primarily relating to acquisitions and divestitures, factory start-up costs, factory relocation expenses, executive severance, and restructuring expenses. This measure also excludes credit agreement refinancing expenses, when applicable, because we do not believe these expenses are reflective of our ongoing operations. Adjusted EBITDA from Continuing Operations is a tool that can assist management and investors in comparing our performance on a consistent basis by removing the impact of certain items that management believe do not directly reflect our underlying operations.

Management uses such measures to evaluate performance period over period, to analyze the underlying trends in our business, to assess our performance relative to our competitors, and to establish operational goals and forecasts that are used in allocating resources. These financial measures should not be considered in isolation from, or as a replacement for, GAAP financial measures.

We believe that presenting non-GAAP financial measures in addition to GAAP financial measures provides investors greater transparency to the information used by our management for its financial and operational decision-making. We further believe that providing this information enables our investors to better understand our operating performance and to evaluate the methodology used by management to evaluate and measure such performance.

Reconciliation of Non-GAAP Measures
Adjusted Net Income from Continuing Operations and Adjusted Earnings per Share from Continuing Operations Calculation
For the Three and Six Months ended July 4, 2026 and June 28, 2025
($000's, except for per share data)

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net income from continuing operations as reported per generally accepted accounting principles (GAAP)	$5,649	$2,035	$6,289	$4,203

Earnings per share from continuing operations as reported under generally accepted accounting principles (GAAP):

Basic	$0.94	$0.33	$1.04	$0.69
Diluted	$0.94	$0.33	$1.04	$0.69

Adjustments:

Restructuring (a)	-	1,822	-	1,887
Bargain purchase gain	(6,529)	-	(6,529)	-
Acquisition related transaction costs	192	-	192	-
Acquired Inventory Step up adjustment	92	-	92	-
Non-GAAP tax impact of adjustments (1)	1,521	(385)	1,521	(398)
Total adjustments (Non-GAAP)	(4,724)	1,437	(4,724)	1,489

Adjusted net income from continuing operations (Non-GAAP)	$925	$3,472	$1,565	$5,692

Adjusted earnings per share from continuing operations (Non-GAAP):

Basic	$0.15	$0.57	$0.26	$0.93
Diluted	$0.15	$0.57	$0.26	$0.93

(1) We estimate the tax effect of the items identified to determine a non-GAAP annual effective tax rate applied to the pre-tax amount in order to calculate the non-GAAP provision for income taxes

(a)  consists of personnel related and facility costs

Reconciliation of Non-GAAP Measures
Adjusted EBITDA Calculation
For the Three and Six Months ended July 4, 2026 and June 28, 2025
($000's)

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025

Net income from continuing operations as reported per generally accepted accounting principles (GAAP)	$5,649	$2,035	$6,289	$4,203

Interest expense	581	637	1,109	1,331
Provision for income taxes	1,855	546	2,026	1,125
Depreciation and amortization	1,589	1,695	3,209	3,178
Restructuring (a)	-	1,822	-	1,887
Bargain purchase gain	(6,529)	-	(6,529)	-
Acquisition related transaction costs	192	-	192	-
Acquired Inventory Step up Adjustment	92	-	92	-

Adjusted EBITDA from continuing operations (non-GAAP)	$3,429	$6,735	$6,388	$11,724

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of July 4, 2026, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Exchange Act Rule 13a-15.  As defined in Exchange Act Rules 13a-15(e) and 15d-15(e), “the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”

The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO have concluded that these controls and procedures are effective at the “reasonable assurance” level as of July 4, 2026.

Changes in Internal Control Over Financial Reporting:

During the period covered by this Form 10-Q, there were no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company is a party to various legal proceedings from time to time related to its normal business operations. As of the end of the quarter ended July 4, 2026, the Company does not have any material pending legal proceedings, other than as set forth in Part I, Item 3, Legal Proceedings, of the 2025 Form 10-K, or any material legal proceedings known to be contemplated by governmental authorities.

ITEM 1A – RISK FACTORS

The Company’s business is subject to several risks, some of which are beyond its control. In addition to the other information set forth in this Form 10-Q, the Company’s shareholders should carefully consider the risk factors discussed in Part I, Item 1A, Risk Factors, of the 2025 Form 10-K. These risk factors could have a material adverse effect on the Company’s business, results of operations, financial condition and/or liquidity and could cause our operating results to vary significantly from period to period. As of July 4, 2026, there have been no material changes to the risk factors disclosed in the 2025 Form 10-K. The Company may disclose changes to such risk factors or disclose additional risk factors from time to time in its future filings with the SEC. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition, or operating results.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 30, 2025, the Board approved a share repurchase program authorizing the Company to repurchase up to 400,000 shares of the Company’s common stock over a five-year term expiring in April 2030.  The Company’s share repurchase program does not obligate it to acquire the Company’s common stock at any specific cost per share. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.  Below is a summary of the Company’s share repurchases during the second quarter of 2026 under the share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
April 5, 2026 – May 2, 2026	4,407	$20.99	4,407	271,397

May 3, 2026 – May 30, 2026	15,122	20.70	15,122	256,275

May 31, 2026 – July 4, 2026	-	-	-	256,275

Total	19,529	$20.76	19,529	256,275

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

(a) None.

(b) None.

(c) During the second quarter of 2026, no director or officer of the Company adopted or terminated a “10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6 – EXHIBITS

3.1)	Restated Certificate of Incorporation of the Company, as amended (conformed copy) (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2020).

3.2)	Second Amended and Restated Bylaws of the Company, effective as of February 25, 2026 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K/A filed on March 19, 2026).

31.1)	Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2)	Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32)	Certifications pursuant to Rule 13a-14(b) and 18 USC 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101)

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2026 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended July 4, 2026 and June 28, 2025; (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended July 4, 2026, and June 28, 2025; (iii) Condensed Consolidated Balance Sheets (Unaudited) as of July 4, 2026 and January 3, 2026; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) for the six months ended July 4, 2026 and June 28, 2025; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended July 4, 2026 and June 28, 2025 and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited) (submitted herewith).

104)	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE EASTERN COMPANY
(Registrant)

DATE: August 11, 2026	/s/ Ryan Schroeder
Ryan Schroeder President and Chief Executive Officer

DATE: August 11, 2026	/s/ Nicholas Vlahos
Nicholas Vlahos Vice President and Chief Financial Officer

