Form 10-Q
period 2026-10-03
EASTERN CO
filed 2026-11-10
CIK 31107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended October 3, 2026

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

As of October 3, 2026, 6,023,136 shares of the registrant’s common stock, no par value per share, were issued and outstanding.

The Eastern Company

Form 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 2026

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

THE EASTERN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net sales	$74,975,749	$55,336,452	$196,474,045	$191,437,750
Cost of products sold	(57,052,940)	(42,971,012)	(153,869,415)	(147,613,222)
Gross margin	17,922,809	12,365,440	42,604,630	43,824,528

Product development expense	(1,096,208)	(995,771)	(3,174,208)	(3,136,673)
Selling and administrative expenses	(11,272,877)	(9,646,956)	(30,894,183)	(32,181,886)
Operating profit	5,553,724	1,722,713	8,536,239	8,505,969

Interest expense	(666,477)	(688,425)	(1,775,309)	(2,019,365)
Bargain purchase gain	-	-	6,529,299	-
Other expense	(56,963)	(157,640)	(145,012)	(282,136)
Income before income taxes from continuing operations	4,830,284	876,648	13,145,217	6,204,468

Income tax expense	(1,384,351)	(297,712)	(3,409,869)	(1,422,414)
Net income from continuing operations	$3,445,933	$578,936	$9,735,348	$4,782,054

Discontinued Operations (see note C)
Loss from operations of discontinued unit	$-	$-	$-	$(520,006)
Income from disposal of discontinued unit	-	-	-	2,016,696
Income tax expense	-	-	-	(315,951)
Net income from discontinued operations	-	-	-	1,180,739

Net Income	$3,445,933	$578,936	$9,735,348	$5,962,793

Earnings per share from continuing operations:
Basic	$0.57	$0.10	$1.62	$0.78

Diluted	$0.57	$0.10	$1.61	$0.78

Earnings per share from discontinued operations:
Basic	$-	$-	$-	$0.19

Diluted	$-	$-	$-	$0.19

Total earnings per share:
Basic	$0.57	$0.10	$1.62	$0.97

Diluted	$0.57	$0.10	$1.61	$0.97

Cash dividends per share:	$0.11	$0.11	$0.33	$0.33

See accompanying notes.

THE EASTERN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net income	$3,445,933	$578,936	$9,735,348	$5,962,793
Other comprehensive income:

Change in foreign currency translation	144,304	19,779	605,889	417,372

Change in fair value of foreign currency swap	(780,816)	238,515	(639,758)	985,718

Change in pension and postretirement benefit costs, net of taxes:
2026 - $62,136 and $186,408, respectively; 2025 - $60,963 and $182,888, respectively	211,301	205,727	633,903	617,181
Total other comprehensive (loss) income	(425,211)	464,021	600,034	2,020,271
Comprehensive income	$3,020,722	$1,042,957	$10,335,382	$7,983,064

See accompanying notes.

THE EASTERN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 3, 2026	January 3, 2026
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$7,902,609	$7,412,019
Marketable securities	244,321	-
Accounts receivable, less allowances: 2026 - $711,170; 2025 - $633,891	42,502,239	30,128,669
Inventories	66,723,244	56,343,756
Current portion of notes receivable	28,844	33,844
Prepaid expenses and other current assets	8,892,013	5,349,486
Total Current Assets	126,293,270	99,267,774

Property, Plant and Equipment	67,155,498	60,163,556
Accumulated depreciation	(36,610,940)	(33,246,213)
Property, Plant and Equipment, Net	30,544,558	26,917,343

Goodwill	58,666,199	58,631,336
Trademarks	5,075,556	5,082,767
Patents and other intangibles, net of accumulated amortization	3,512,349	5,269,204
Deferred income taxes	5,528,496	5,528,496
Right of use assets	17,473,339	15,979,696
Total Other Assets	90,255,939	90,491,499

TOTAL ASSETS	$247,093,767	$216,676,616

See accompanying notes.

THE EASTERN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	October 3, 2026	January 3, 2026
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$29,939,918	$16,426,259
Accrued compensation	6,578,091	4,203,720
Other accrued expenses	4,147,054	2,349,400
Current portion of operating lease liability	4,589,270	3,729,769
Current portion of finance lease liability	937,386	908,332
Total Current Liabilities	46,191,719	27,617,480

Other long-term liabilities	486,278	464,902
Operating lease liability, less current portion	12,884,069	12,235,188
Finance lease liability, less current portion	2,562,728	3,080,446
Long-term debt, less current portion	39,689,088	33,902,353
Accrued postretirement benefits	332,475	332,165
Accrued pension cost	12,265,711	14,398,753
Total Liabilities	114,412,068	92,031,287

Shareholders’ Equity
Voting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Nonvoting Preferred Stock, no par value:
Authorized and unissued: 1,000,000 shares
Common Stock, no par value, Authorized: 50,000,000 shares	36,855,017	36,337,100
Issued: 9,201,306 shares as of October 3, 2026 and 9,179,288 shares as of January 3, 2026	-
Outstanding: 6,023,136 shares as of October 3, 2026 and 6,041,767 shares as of January 3, 2026	-
Treasury Stock: 3,178,170 shares as of October 3, 2026 and 3,137,521 shares as of January 3, 2026	(30,895,650)	(30,067,777)
Retained earnings	145,743,674	137,997,382
Accumulated other comprehensive loss:	-
Foreign currency translation	(831,474)	(1,437,363)
Unrealized (loss) gain on foreign currency swap, net of tax	(69,661)	570,097
Unrecognized net pension and postretirement benefit costs, net of tax	(18,120,207)	(18,754,110)
Accumulated other comprehensive loss	(19,021,342)	(19,621,376)
Total Shareholders’ Equity	132,681,699	124,645,329
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$247,093,767	$216,676,616

See accompanying notes.

THE EASTERN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	October 3, 2026	September 27, 2025
Operating Activities
Net income	$9,735,348	$5,962,793
Less: Income from discontinued operations	-	1,180,739
Income from continuing operations	$9,735,348	$4,782,054
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	5,107,307	4,846,679
Bargain purchase gain	(6,529,299)	-
Reduction in carrying amount of ROU assets	1,508,382	2,200,274
Unrecognized pension and postretirement benefit	(1,312,423)	(689,806)
(Gain) loss on sale of equipment	(40,278)	176,254
Provision for doubtful accounts	100,512	17,000
Stock compensation expense	517,917	599,372
Changes in operating assets and liabilities:
Accounts receivable	(10,664,033)	8,050,261
Inventories	239,037	(722,705)
Prepaid expenses and other	(3,823,040)	(387,479)
Other assets	(193,514)	214,725
Accounts payable	11,656,678	(3,274,997)
Accrued compensation	1,594,761	(906,067)
Operating lease liability	(1,508,382)	(2,200,274)
Other accrued expenses	2,495,315	(7,683,977)
Net cash provided by operating activities	8,884,288	5,021,314

Investing Activities
Marketable securities	(239,650)	2,222,059
Acquisition	(8,041,927)	(421,039)
Payments received from notes receivable	5,000	14,545
Proceeds from sale of equipment	4,000	800
Proceeds from sale of discontinued operations	-	1,593,646
Purchases of property, plant, and equipment	(2,373,431)	(1,643,885)
Net cash (used in) provided by investing activities	(10,646,008)	1,766,126

Financing Activities
Proceeds from long-term debt	8,000,000	-
Proceeds from promissory note	785,000	-
Principal payments on long-term debt	(3,015,894)	(7,044,065)
Financing leases, net	(676,126)	(592,699)
Purchase common stock for treasury	(827,873)	(2,975,152)
Dividends paid	(1,989,055)	(2,016,239)
Net cash provided by (used in) financing activities	2,276,052	(12,628,155)

Effect of exchange rate changes on cash	(23,742)	225,126
Net change in cash and cash equivalents	490,590	(5,615,589)

Cash and cash equivalents at beginning of period	7,412,019	14,843,529
Cash and cash equivalents at end of period	$7,902,609	$9,227,940

Supplemental disclosure of cash flow information:
Interest	$1,836,971	$2,110,688
Income taxes	2,350,764	2,078,175

Non-cash investing and financing activities
Right of use asset	3,824,571	4,552,886
Lease liability	3,708,022	4,016,861

See accompanying notes.

THE EASTERN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

						Accumulated
						Other
	Common		Treasury		Retained	Comprehensive	Shareholders'
	Shares	Stock	Shares	Stock	Earnings	Income (Loss)	Equity

Balances at January 3, 2026	9,179,288	$36,337,100	(3,137,521)	$(30,067,777)	$137,997,382	$(19,621,376)	$124,645,329
Net Income					640,130		640,130
Cash dividends declared,
$0.11 per share					(664,755)		(664,755)
Currency translation adjustment						161,186	161,186
Change in fair value of foreign
currency swap						99,151	99,151
Change in pension and other
postretirement benefit costs,
net of tax						211,301	211,301
Treasury Stock Purchase			(21,120)	(422,355)			(422,355)
Issuance of stock awards, net	2,032	(314,216)					(314,216)
Issuance of Common Stock	8,235	172,358					172,358
for directors' fees							-
Balances at April 4, 2026	9,189,555	$36,195,242	(3,158,641)	$(30,490,132)	$137,972,757	$(19,149,738)	$124,528,129

Net Income					5,649,285		5,649,285
Cash dividends declared,
$0.11 per share					(662,252)		(662,252)
Currency translation adjustment						300,399	300,399
Change in fair value of foreign
currency swap						41,907	41,907
Change in pension and other
postretirement benefit costs,
net of tax						211,301	211,301
Treasury Stock Purchase			(19,529)	(405,518)			(405,518)
Issuance of stock awards, net		197,890					197,890
Issuance of Common Stock	6,173	132,102					132,102
for directors' fees							-
Balances at July 4, 2026	9,195,728	$36,525,234	(3,178,170)	$(30,895,650)	$142,959,790	$(18,596,131)	$129,993,243

Net Income					3,445,933		3,445,933
Cash dividends declared,
$0.11 per share					(662,049)		(662,049)
Currency translation adjustment						144,304	144,304
Change in fair value of foreign
currency swap						(780,816)	(780,816)
Change in pension and other
postretirement benefit costs,
net of tax						211,301	211,301
Treasury Stock Purchase							-
Issuance of stock awards, net		188,938					188,938
Issuance of Common Stock	5,578	140,845					140,845
for directors' fees							-
Balances at October 3, 2026	9,201,306	$36,855,017	(3,178,170)	$(30,895,650)	$145,743,674	$(19,021,342)	$132,681,699

See accompanying notes.

THE EASTERN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (CONTINUED)

(UNAUDITED)

						Accumulated
						Other
	Common		Treasury		Retained	Comprehensive	Shareholders'
	Shares	Stock	Shares	Stock	Earnings	Income (Loss)	Equity

Balances at December 28, 2024	9,146,996	$35,443,009	(2,983,858)	$(26,338,309)	$133,545,670	$(21,958,971)	$120,691,399
Net Income					1,943,689		1,943,689
Cash dividends declared,
$0.11 per share					(675,053)		(675,053)
Currency translation adjustment					(654,982)	715,575	60,593
Change in fair value of foreign
currency swap						197,172	197,172
Change in pension and other
postretirement benefit costs,
net of tax						205,725	205,725
Treasury Stock Purchase			(50,587)	(1,400,803)			(1,400,803)
Issuance of stock awards, net	3,502	(182,851)					(182,851)
Issuance of Common Stock
for directors' fees	6,002	159,773					159,773
Balances at March 29, 2025	9,156,500	$35,419,931	(3,034,445)	$(27,739,112)	$134,159,324	$(20,840,499)	$120,999,644

Net Income					3,440,167		3,440,167
Cash dividends declared,
$0.11 per share					(672,900)		(672,900)
Currency translation adjustment					654,982	(317,982)	337,000
Change in fair value of foreign
currency swap						550,031	550,031
Change in pension and other
postretirement benefit costs,
net of tax						205,728	205,728
Treasury Stock Purchase			(30,962)	(722,901)			(722,901)
Issuance of stock awards, net		147,049		.			147,049
Issuance of Common Stock
for directors' fees	7,070	165,155					165,155
Balances at June 28, 2025	9,163,570	$35,732,135	(3,065,407)	$(28,462,013)	$137,581,573	$(20,402,722)	$124,448,973

Net Income					578,936		578,936
Cash dividends declared,
$0.11 per share					(668,286)		(668,286)
Currency translation adjustment						19,779	19,779
Change in fair value of foreign
currency swap						238,515	238,515
Change in pension and other
postretirement benefit costs,
net of tax						205,727	205,727
Treasury Stock Purchase			(36,413)	(851,447)			(851,447)
Issuance of stock awards, net		137,884		.			137,884
Issuance of Common Stock
for directors' fees	6,900	172,362					172,362
Balances at September 27, 2025	9,170,470	$36,042,381	(3,101,820)	$(29,313,460)	$137,492,223	$(19,938,701)	$124,282,443

See accompanying notes.

THE EASTERN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

October 3, 2026

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

The Company’s fiscal year is a 52- or 53-week fiscal year ending on the Saturday nearest to December 31. Each fiscal quarter also ends on a Saturday.  References in this Quarterly Report on Form 10-Q for the quarterly period ended October 3, 2026 (this “Form 10-Q”) to 2025, the fiscal year 2025 or fiscal 2025 mean the 53-week period ended on January 3, 2026, and references to 2026, fiscal year 2026 or fiscal 2026 mean the 52-week period ending on January 2, 2027. In a 53-week fiscal year, the first three quarters each have 13 weeks, and the fourth quarter has 14 weeks. In a 52-week fiscal year, each quarter has 13 weeks.  References to the third quarter of 2025, the third fiscal quarter of 2025, the third three months of fiscal 2025 or the three months ended September 27, 2025 mean the 13-week period from June 29, 2025 to September 27, 2025. References to the third quarter of 2026, the third fiscal quarter of 2026, the third three months of fiscal 2026 or the three months ended October 3, 2026, mean the 13-week period from July 5, 2026 to October 3, 2026. References to the first nine months of 2025 or the nine months ended September 27, 2025 mean the period from December 29, 2024 to September 27, 2025. References to the first nine months of 2026 or the nine months ended October 3, 2026 mean the period from January 4, 2026 to October 3, 2026.

Certain amounts in the 2025 financial statements have been reclassified to conform with the 2026 presentation with no impact or change to previously reported net income or shareholders’ equity.

Note B – Acquisition

On June 1, 2026, we completed the acquisition of Sinecera LLC (doing business as Crown Precision) and Sungear LLC ,  both of which manufacture and supply aerospace and defense components within the United States.  Sinecera LLC  and Sungear LLC became wholly-owned consolidated subsidiaries of Eastern Precision Holdings, Inc., a newly-formed wholly owned direct subsidiary of the Company. The purchase price of the acquired net assets was $7,850,000, of which $7,065,000 was paid at closing and $785,000 was financed through a note due on June 1, 2028. The aggregate fair value of the identifiable net assets acquired exceeded the fair value of the consideration transferred which resulted in a bargain purchase. Before recording this gain, we reassessed whether we had correctly identified all of the assets acquired and all of the liabilities assumed and recognized any additional assets or liabilities that were identified in that review.  The resulting gain of $6.5 million was recognized as a "bargain purchase gain" in the condensed consolidated statement of operations for the quarter ended July 4, 2026. This bargain purchase gain arose primarily due to the seller’s need for immediate liquidity which provided the Company with an opportunity to enter the aerospace and defense market for engineered components at a favorable purchase price. Included in other expense in the consolidated statements of operations for the three- and nine-month periods ended October 3, 2026 were $3,000 and $200,000, respectively, for acquisition-related expenses.  The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date:

The following table represents the assets and liabilities acquired (unaudited):

Accounts receivable	$1,747,939
Inventory	10,471,217
Property, Plant and Equipment	4,322,206
Other Assets	291,725
Less: Liabilities Assumed	2,453,788
Net Assets Acquired	14,379,299

Purchase price	7,850,000
Bargain Purchase Gain	$6,529,299

Note C – Discontinued Operations

In the third quarter of 2024, we determined that the business of Big 3 Precision Mold Services, Inc. (“Big 3 Mold”) met the criteria to be held for sale and that the assets held for sale qualified for discontinued operations.

On April 30, 2025, the Company sold the equipment, workforce and customer list of the ISBM division of Big 3 Mold.  ISBM, which is located in Centralia, Illinois, is an injection stretch blow mold toolmaker.  The results of operations of the ISBM division through the date of sale, together with the gain on its disposal, are reflected as discontinued operations in our unaudited condensed consolidated statements of operations for the nine months ended September 27, 2025. There were no discontinued operations in the three or nine months ended October 3, 2026 or the three months ended September 27, 2025.  The other divisions of Big 3 Mold have been reclassified to, and their results are included in, continuing operations for all periods presented.

Summarized Financial Information of Discontinued Operations

The following table represents income from discontinued operations, net of tax, for the periods presented:

Nine Months Ended September 27, 2025
(unaudited)
Net sales	$1,670,208
Cost of products sold	(1,653,484)
Gross margin	16,724

Selling and administrative expenses	(388,848)
Income from disposal of discontinued unit	2,016,696
Operating Income	1,644,572

Interest expense	(147,882)
Income from discontinued operations before income taxes	1,496,690

Income tax expense	(315,951)
Income from discontinued operations, net of tax	$1,180,739

Note D – Earnings Per Share

The denominators used to calculate earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Basic:
Weighted average shares outstanding	6,018,662	6,075,213	6,025,826	6,109,117

Diluted:
Weighted average shares outstanding	6,018,662	6,075,213	6,025,826	6,109,117
Dilutive stock appreciation rights	10,308	7,953	10,308	7,953
Denominator for diluted earnings per share	6,028,970	6,083,166	6,036,134	6,117,070

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

Designated Foreign Currency Hedge Contracts

All of the Company’s designated foreign currency hedge contracts as of October 3, 2026 were cash flow hedges under Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company records the effective portion of any change in the fair value of designated foreign currency hedge contracts in other comprehensive income until the related third-party transaction occurs. Once the related third-party transaction occurs, the Company reclassifies the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, the Company will reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. The Company had designated foreign currency hedge contracts outstanding in the contract amount of $11.4 million as of October 3, 2026 and $8.4 million as of January 3, 2026. As of October 3, 2026, less than $0.1 million is expected to be reclassified to earnings within the next 12 months.

The following table presents the effect of the Company’s derivative instruments designated as cash flow hedges under ASC 815 in its unaudited Condensed Consolidated Statements of Operations for the nine months ended October 3, 2026:

Derivative Instruments	Amount of Loss Recognized in Accumulated Other Comprehensive Income	Amount of Gain Reclassified from Accumulated Other Comprehensive Income into Earnings	Location in Condensed Consolidated Statement of Income
Designated foreign currency hedge contracts	$(69,661)	$712,920	Cost of products sold

ASC 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. The Company determines the fair value of its derivative instruments using the framework prescribed by ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) by considering the estimated amount it would receive or pay to sell or transfer these instruments at the reporting date. Generally, the Company uses inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of October 3, 2026, the Company classified its derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC 820, as discussed below, because these observable inputs are available for substantially the full term of its derivative instruments.

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

The following tables present the fair value of the Company’s derivative instruments as they appear in its Condensed Consolidated Balance Sheets as of October 3, 2026, and January 3, 2026:

	Location in Condensed Consolidated Balance Sheets	As of October 3, 2026	As of January 3, 2026

Derivative Assets:
Designated foreign currency hedge contracts	Prepaid expenses and other current assets	$-	$570,097

Derivative Liabilities:
Designated foreign currency hedge contracts	Other accrued expenses	$48,286	$-

Designated foreign currency hedge contracts	Other long-term liabilities	$21,376	$-

Note F – Inventories

Inventories consist of the following components:

	October 3, 2026	January 3, 2026

Raw material and component parts	$25,492,249	$21,526,667
Work in process	8,450,028	7,135,539
Finished goods	32,780,967	27,681,550
Total inventories	$66,723,244	$56,343,756

Note G - Goodwill

The aggregate carrying amount of goodwill is approximately $58.7 million as of October 3, 2026. No impairment was recognized in the third quarter of 2026.

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

Currently, the Company has 23 operating leases with lease liabilities of $17.5 million and 8 finance leases with lease liabilities of $3.5 million as of October 3, 2026. The terms and conditions of the leases are determined by the individual agreements. The leases do not contain residual value guarantees, restrictions, or covenants that could cause the Company to incur additional financial obligations. There are no related party lease transactions. There are no leases that have not yet commenced that could create significant rights and obligations for the Company.

The future payments (in millions) due under non-cancelable operating and finance leases as of October 3, 2026 are as follows:

	Operating	Finance
2026	$1.2	$0.3
2027	4.5	0.9
2028	4.2	0.9
2029	3.6	0.9
2030	2.3	0.7
thereafter	3.8	0.4
	19.6	4.1
Less effects of discounting	(2.1)	(0.6)
Lease liabilities recognized	$17.5	$3.5

As of October 3, 2026, the weighted average lease term for all operating and finance leases is 4.4 and 4.5 years, respectively. The weighted average discount rate associated with operating and finance leases was 7.3% and 6.1%, respectively.

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

Revolving loans under the Credit Agreement bear interest at a variable rate based on the term secured overnight financing rate (“SOFR”) plus an applicable margin of 1.375% to 2.125% depending on the Company’s senior net leverage ratio.  The Company’s obligations under the Credit Agreement are secured by a lien on substantially all of the Company’s and its subsidiaries’ assets pursuant to a Pledge and Security Agreement dated as of October 28, 2025.  The Company has $61 million available on its line of credit under the Credit Agreement as of October 3, 2026.

Amounts outstanding under the Credit Agreement are generally due and payable on the expiration date of the Credit Agreement (October 28, 2030) or the earlier termination of the revolving commitments thereunder.  The Company can elect to prepay some or all of the outstanding balance from time to time without penalty.

The Company’s loan covenants under the Credit Agreement require the Company to maintain a senior net leverage ratio not to exceed 3.50 to 1.00, which is to be tested quarterly on a trailing twelve-month basis. In addition, the Company is required to maintain an interest coverage ratio not less than 3.00 to 1.00.  The Company was in compliance with all its covenants under the Credit Agreement as of October 3, 2026.

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

Restricted stock unit awards may be granted to participants under the 2020 Plan with restrictions determined by the Compensation Committee of the Board.  During the first nine months of fiscal 2026 and 2025, the Company granted stock awards with respect to 57,456 and 37,728 shares of Company common stock, respectively, that were subject to the satisfaction of performance measurements or time-based requirements.  For the first nine months of fiscal years 2026 and 2025, the Company used fair market value to determine the associated expense with stock awards.

Incentive stock options granted under the 2020 Plan must have exercise prices that are not less than 100% of the fair market value of the Company’s common stock on the dates the stock options are granted.  Under the 2020 Plan, non-qualified stock options granted to participants will have exercise prices determined by the Compensation Committee of the Board.  The Company issued 75,168 and 50,688 options during the first nine months of fiscal 2026 and 2025, respectively.  For the first nine months of fiscal 2026, the Company used several assumptions which included an expected term of three years, volatility deviation of 40.94% and 43.08%, and a risk-free rate of 4.14% and 3.63% to determine the expense associated with options.  For the first nine months of fiscal 2025, the Company used several assumptions which included an expected term of three years, volatility deviation of 42.54% and 40.34% and a risk-free rate of 3.73% and 4.34% to determine the expense associated with options.

Stock-based compensation expense, including forfeitures, in connection with stock options and stock awards previously granted to employees was approximately $189,000 and $138,000 in the third quarter of 2026 and the third quarter of 2025, respectively, and was approximately $80,000 and $132,000 in the first nine months of fiscal years 2026 and 2025, respectively.

As of October 3, 2026, there were 674,133 shares of Company common stock reserved and available for future grant under the 2020 Plan.

The following tables set forth the outstanding stock options for the periods specified:

	Nine Months Ended		Year Ended
	October 3, 2026		January 3, 2026
	Units	Weighted Average Exercise Price	Units	Weighted Average Exercise Price
Outstanding at beginning of period	57,480	$27.77	25,116	$28.18
Issued	75,168	18.66	50,688	27.57
Expired	-	-	(1,500)	20.20
Exercised	-	-	-	-
Forfeited	(23,805)	27.30	(16,824)	28.45
Outstanding at end of period	108,843	$21.58	57,480	$27.77

Stock Options Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of October 3, 2026	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of October 3, 2026	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$18.55 - $28.69	108,843	3.9	$21.58	-	-	-

The following table sets forth the outstanding stock awards for the periods specified:

	Nine Months Ended October 3, 2026 Shares	Year Ended January 3, 2026 Shares
Outstanding at beginning of period	48,456	39,592
Issued	57,456	37,728
Exercised	(2,032)	(4,579)
Forfeited	(21,583)	(24,285)
Outstanding at end of period	82,297	48,456

As of October 3, 2026, outstanding stock options and stock awards had an intrinsic value of $2,469,000.

Note K – Share Repurchase Program

On April 30, 2025, the Board of Directors of the Company approved a share repurchase program authorizing the Company to repurchase up to 400,000 shares of the Company’s common stock over a five-year term expiring in April 2030.  The Company’s share repurchase program does not obligate it to acquire the Company’s common stock at any specific cost per share. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.  Below is a summary of the Company’s share repurchases during the third quarter of 2026 under the share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
July 5, 2026 - August 1, 2026	-	-	-	256,275

August 2, 2026 - August 29, 2026	-	-	-	256,275

August 30, 2026 - October 3, 2026	-	-	-	256,275

Total	-	-	-	256,275

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

There have been no significant changes to the value of unrecognized tax benefits during the nine months ended October 3, 2026.

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

Significant disclosures relating to these benefit plans for the third quarter and first nine months of fiscal years 2026 and 2025 are as follows:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Service cost	$181,207	$180,873	$543,620	$542,622
Interest cost	876,827	969,386	2,630,485	2,908,162
Expected return on plan assets	(1,107,066)	(1,080,317)	(3,321,203)	(3,240,957)
Amortization of the net loss	298,780	296,204	896,341	888,610
Net periodic benefit cost	$249,748	$366,146	$749,243	$1,098,437

	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Service cost	$1,641	$2,125	$4,923	$6,456
Interest cost	10,394	11,683	31,181	35,498
Expected return on plan assets	(5,000)	(4,780)	(15,000)	(14,523)
Amortization of prior service cost	(848)	(832)	(2,544)	(2,528)
Amortization of the net loss	(24,497)	(23,093)	(73,490)	(70,168)
Net periodic benefit gain	$(18,310)	$(14,897)	$(54,930)	$(45,265)

The Company’s funding policy with respect to its qualified plans is to contribute at least the minimum amount required by applicable laws and regulations. In fiscal year 2026, the Company expects to make cash contributions to its qualified pension plans of approximately $2,800,000 and approximately $40,000 into its other postretirement plan. As of October 3,  2026, the Company has contributed $1,971,000 to its pension plans and $21,000 to its postretirement plan in fiscal year 2026 and expects to make the remaining contributions as required during the remainder of the fiscal year.

The Company has a contributory savings plan under Section 401(k) of the IRC (the “401(k) Plan”) covering substantially all U.S. non-union employees. The 401(k) Plan allows participants to make voluntary contributions from their annual compensation on a pre-tax basis, subject to limitations under the IRC. The 401(k) Plan provides for contributions by the Company at its discretion.

The Company made contributions to the 401(k) Plan as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Regular matching contribution	$234,012	$201,113	$677,057	$747,549
Transitional credit contribution	17,039	18,882	53,037	61,369
Non-discretionary contribution	123,086	84,296	291,967	280,203
Total contributions for the period	$374,137	$304,291	$1,022,061	$1,089,121

Note O - Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that could impact its consolidated financial statements and does not believe that there are any new accounting pronouncements that have been issued, but are not yet effective, that might have a material impact on the consolidated financial statements of the Company.

Note P - Concentration of Risk

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they become due. The primary credit risk for the Company is its accounts receivable due from customers. The Company has established credit limits for customers and monitors their balances to mitigate the risk of loss. As of October 3, 2026, there was one customer representing 14% of our net accounts receivable.  As of January 3, 2026, there was one customer representing 13% of the Company’s net accounts receivable. The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable.

The Company has deposits that exceed the $250,000 amount insured by the Federal Deposit Insurance Corporation (FDIC), but the Company does not consider this a significant concentration of credit risk based on the strength of the financial institution.

Interest Rate Risk

The Company’s exposure to the risk of changes in market interest rates relates primarily to the Company’s debt under the Credit Agreement, which bears interest at variable rates based on term SOFR, plus an applicable margin of 1.375% to 2.125%, depending on the Company’s senior net leverage ratio.

Note Q - Segment Information

The Company has one reportable segment, its Engineered Solutions Segment, and the Chief Executive Officer is the Company’s chief operating decision maker (CODM). The CODM uses forecast-to-actual variances and year-over-year variances on a monthly basis when assessing segment performance and in deciding how to allocate resources throughout the Company.

	Engineered Solutions Segment
	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025

Net Sales	$74,975,749	$55,336,452	$196,474,045	$191,437,750
Less:
Material cost	(35,844,847)	(28,147,489)	(95,039,304)	(99,709,251)
Labor cost	(4,326,811)	(2,450,614)	(11,033,591)	(9,973,340)
Other variable and fixed overhead¹	(16,881,282)	(12,372,909)	(47,796,520)	(37,930,631)
Gross Margin	17,922,809	12,365,440	42,604,630	43,824,528
Product development expense	(1,096,208)	(995,771)	(3,174,208)	(3,136,673)
Selling and administrative expenses	(11,272,877)	(9,646,956)	(30,894,183)	(32,181,886)
Operating Profit	$5,553,724	$1,722,713	$8,536,239	$8,505,969

¹ Other variable and fixed overhead items included in segment operating profit include manufacturing salaries, indirect labor, insurance, lease expense, depreciation, and other overhead expenses.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in the financial position and results of operations of The Eastern Company (together with its consolidated subsidiaries, the “Company,” “we,” “us” or “our”) for the three and nine months ended October 3, 2026. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended January 3, 2026 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2026, as amended on March 19, 2026 (the “2025 Form 10-K”).

The Company’s fiscal year is a 52- or 53-week fiscal year ending on the Saturday nearest to December 31. References in this Quarterly Report on Form 10-Q for the quarterly period ended October 3, 2026 (this “Form 10-Q”) to 2025, fiscal year 2025 or fiscal 2025 mean the 53-week period ended on January 3, 2026, and references to 2026, fiscal year 2026 or fiscal 2026 mean the 52-week period ending on January 2, 2027. In a 53-week fiscal year, the first three quarters each have 13 weeks, and the fourth quarter has 14 weeks. In a 52-week fiscal year, each quarter has 13 weeks.  References to the third quarter of 2025, the third fiscal quarter of 2025, the third three months of fiscal 2025 or the three months ended September 27, 2025 mean the 13-week period from June 29, 2025 to September 27, 2025. References to the third quarter of 2026, the third fiscal quarter of 2026, the third three months of fiscal 2026 or the three months ended October 3, 2026, mean the 13-week period from July 5, 2026 to October 3, 2026. References to the first nine months of 2025 or the nine months ended September 27, 2025 mean the period from December 29, 2024 to September 27, 2025. References to the first nine months of 2026 or the nine months ended October 3, 2026 mean the period from January 4, 2026 to October 3, 2026.

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
•

the impact of global economic conditions and interest rates, and more specifically conditions in the automotive, construction, aerospace and defense, energy, oil and gas, transportation, electronic, and general industrial markets, including the impact, length and degree of economic downturns on the customers and markets we serve and demand for our products, reductions in production levels, the availability, terms and cost of financing, including borrowings under credit arrangements or agreements, and the impact of market conditions on pension plan funded status;

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
•

Our ability to successfully integrate Sinecera and Sungear, including their operations, personnel, systems and internal control and the possibility that Sinecera and Sungear do not perform as expected or that we do not realize the anticipated benefits of the acquisition.

•	costs and liabilities associated with environmental compliance;
•

the impact of climate change, natural disasters, geopolitical events, and public health crises, including pandemics and epidemics, and any related Company or government policies or actions, including any potential adverse economic impacts resulting from any U.S. federal government shutdown;

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) became law. Among other provisions, the OBBBA extends permanently, with modifications, tax provisions enacted as part of the 2017 Tax Cuts and Jobs Act and restores and makes permanent many business provisions, such as full expensing for research and development and capital investments. In addition, the OBBBA contains other new tax relief measures and various revenue raising measures.  The impacts of the OBBBA that we believe will affect our 2026 tax provision are described in Note M, Income Taxes, and we continue to assess the impact of the OBBBA on our business and financial results.

For the three and nine months ended October 3, 2026, we incurred approximately $2.3 and $7.3 million, respectively, in tariff and tariff-related expenses, $2.3 and $6.9 million, respectively, of which have been mitigated through price increases. On February 20, 2026, the U.S. Supreme Court ruled in Learning Resources, Inc. v. Trump that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the executive branch to impose certain tariffs. The U.S. Customs and Border Protection (“CBP”) is developing an administrative process for seeking refunds of tariffs paid pursuant to the IEEPA, and on April 20, 2026, launched the first phase of that administrative process. The Company is in the process of submitting refund claims to the CBP.  The amount and timing of any potential refund remain uncertain, and, as of October 3, 2026, we have not recorded a material benefit for potential refunds of IEEPA tariffs paid. In response to the U.S. Supreme Court’s decision, the presidential administration implemented a tariff surcharge pursuant to Section 122 of the Trade Act of 1974, establishing a minimum 10% duty on imports, subject to certain exemptions, which expired on July 24, 2026. The tariff environment remains dynamic, and it is likely that additional developments will occur over the next several months, particularly as the U.S. continues to negotiate with trade partners and the CBP further develops and executes on the administrative process for refunds.  While the long-term effects remain uncertain, we continue to closely monitor the evolving tariff environment which presents a mix of impacts, such as higher pricing, including higher product and operating costs, and the potential for refunds. See Part I, Item 1A, Risk Factors in the 2025 Form 10-K for a discussion regarding tariff-related risks.

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

In the third quarter of 2024, we determined that the business of Big 3 Precision Mold Services, Inc. (“Big 3 Mold”) met the criteria to be held for sale and that the assets held for sale qualified for discontinued operations. On April 30, 2025, the Company sold the equipment, workforce and customer list of the ISBM division of Big 3 Mold. The results of operations of the ISBM division through the date of sale, together with the gain on its disposal, are reflected as discontinued operations in our unaudited condensed consolidated statements of operations for the nine months ended September 27, 2025. There were no discontinued operations in the three or nine months ended October 3, 2026 or the three months ended September 27, 2025. The other divisions of Big 3 Mold have been reclassified to, and their results are included in, continuing operations for all periods presented.

The following analysis excludes discontinued operations.

Net sales for the third quarter of 2026 increased 36% to $75.0 million from $55.3 million for the corresponding period in 2025. The increase in sales was due to higher shipments of truck mirror assemblies, returnable transport packaging and latch and handle assemblies of $7.4 million, $5.7 million, $1.1 million, respectively, and the acquisition of $5.4 million in aerospace and defense sales.  Net sales for the first nine months of 2026 increased 3% to $196.5 million from $191.4 million for the corresponding period in 2025.  Sales increased in the first nine months of 2026 due to higher shipments of truck mirror assemblies of $2.8 million and latch and handle assemblies of $0.4 million and the acquisition of $7.1 million in aerospace and defense sales, offset by lower shipments of returnable transport packaging of $5.2 million.

Our backlog as of October 3, 2026 increased $51.8 million, or 70%, to $126.1 million from $74.3 million as of September 27, 2025, driven by acquired aerospace and defense orders of $19.0 million, increased orders for truck mirror assemblies of $19.6 million, returnable transport packaging products of $8.4 million, latch and handle assemblies of $8.4 million, offset by lower aerospace and defense orders of $3.6 million.

Net sales of existing products increased 14.2% for the third quarter of 2026 and decreased 5.8% for the first nine months of 2026 compared to the corresponding periods in 2025.  New products increased net sales by 2.3% in the third quarter of 2026 and 2.6% in the first nine months of 2026 compared to the corresponding periods in 2025.  New product sales included various latch and handle assemblies.

Cost of products sold increased $14.1 million for the third quarter of 2026 and $6.3 million for the first nine months of 2026 compared to the corresponding period in 2025. These changes were due to shipment volumes in the period, cost of sales on acquired aerospace and defense shipments.  Additionally, the Company paid tariff costs on China-sourced products of approximately $2.3 million in the third quarter of 2026 and $7.3 million in the first nine months of 2026, compared to $4.0 million in the third quarter of 2025 and $7.0 million in the first nine months of 2025.  Most tariffs on China-sourced products have been recovered through price increases.

Gross margin as a percentage of sales was 23.9% for the third quarter of 2026 and 21.7% for the first nine months of 2026 compared to 22.3% and 22.9%, respectively, for the corresponding periods in 2025.

Product development expenses increased $0.1 million for the third quarter of 2026 and less than $0.1 million for the first nine months of 2026 compared to the corresponding periods in 2025. As a percentage of net sales, product development costs were 1.6% in the first nine months of each of 2026 and 2025, as we continue to invest in new products at our businesses.

Selling and administrative expenses increased $1.6 million, or 16.9%, for the third quarter of 2026 compared to the corresponding period in 2025 due to $1.8 million of higher compensation costs, offset by lower severance of $0.2 million. Selling and administrative expenses decreased $1.3 million, or 4.0% for the first nine months of 2026 due to $2.1 million of lower restructuring charges, $0.6 million of lower selling expenses, $0.4 million of lower commissions and $0.6 million of other expenses, offset by $1.3 million of higher personnel costs, $0.8 million of higher data processing costs, and $0.3 million of higher legal expenses.

Interest expense decreased less than $0.1 million for the third quarter of 2026 and $0.2 million for the first nine months of 2026 compared to the corresponding periods in 2025 due to lower principal balances, offset by higher interest rates.

Other expense decreased $0.1 million for the third quarter of 2026 and other income increased $6.7 million for the first nine months of 2026 compared to the corresponding periods in 2025. The decrease in other expense for the third quarter is the result of lower pension non-service cost compared to the prior year.

We recognized $6.5 million of bargain purchase gain recorded on a recent acquisition, offset by $0.2 million of transaction costs incurred to complete that acquisition during the first nine months of 2026.

Net income from continuing operations for the third quarter of fiscal 2026 was $3.4 million, or $0.57 per diluted share, compared to net income of $0.6 million, or $0.10 per diluted share, for the comparable period in 2025. For the first nine months of 2026, net income from continuing operations was $9.7 million, or $1.61 per diluted share, compared to $4.8 million, or $0.78 per diluted share, for the comparable period in 2025.

A more detailed analysis of the Company’s results of operations and financial condition follows.

Results of Operations

The following table shows, for the periods indicated, selected line items from the condensed consolidated statements of operations as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	76.1%	77.7%	78.3%	77.1%
Gross margin	23.9%	22.3%	21.7%	22.9%
Product development expense	1.5%	1.8%	1.6%	1.6%
Selling and administrative expense	15.0%	17.4%	15.7%	16.8%
Operating Profit	7.4%	3.1%	4.4%	4.5%

The following table shows the change in sales and operating profit for the third quarter and first nine months of 2026 compared to the third quarter and first nine months of 2025 (dollars in thousands):

	Three Months	Nine Months
	Ended	Ended
	October 3, 2026	October 3, 2026

Net Sales	$19,639	$5,036

Volume	14.2%	-5.8%
Price	19.0%	5.8%
New products	2.3%	2.6%
	35.5%	2.6%

Operating Profit	$3,831	$30

Liquidity and Sources of Capital

The Company generated $8.9 million of cash from operations during the first nine months of fiscal 2026 compared to generating $5.0 million during the first nine months of fiscal 2025. Cash flow from operations in the first nine months of 2026 increased due to timing of vendor payments partially offset by timing of customer receivable collections and the exclusion of the non-cash bargain purchase gain.

Purchases of capital equipment were $2.4 million and $1.6 million for the first nine months of 2026 and 2025, respectively. As of October 3, 2026, there were approximately $0.1 million of outstanding commitments for capital expenditures.

The following table shows key financial ratios at the end of each specified period:

	October 3, 2026	September 27, 2025	Fiscal Year 2025
Current Ratio	2.7	3.0	3.7
Average days' sales in accounts receivables	58	43	59
Inventory Turnover	3.6	3.5	3.4
Total debt to shareholders' equity	29.9%	28.4%	27.2%

The following table shows important liquidity measures as of the balance sheet date for each specified period or for the period, as applicable (in millions):

	October 3, 2026	September 27, 2025	Fiscal Year 2025
Cash and cash equivalents
- Held in the United States	6.6	7.4	5.2
- Held by a foreign subsidiary	1.3	1.8	2.2
	7.9	9.2	7.4

Working capital	79.3	66.9	71.7
Net cash (used) provided by operating activities	8.9	5.0	8.9
Change in working capital impact on net cash provided by (used in) operating activities	(0.2)	(4.7)	(5.4)
Net cash (used in) provided by investing activities	(10.6)	1.8	(0.5)
Net cash provided by (used in) financing activities	2.3	(12.6)	(16.3)

Inventories of $66.7 million at October 3, 2026 increased by $10.4 million, or 18.5%, when compared to $56.3 million at January 3, 2026 and increased $9.9 million, or 17.4%, when compared to $56.8 million at September 27, 2025. Accounts receivable, less allowances, were $42.5 million at October 3, 2026, as compared to $30.1 million at January 3, 2026 and $30.0 million at September 27, 2025.

On October 28, 2025, the Company entered into a credit agreement with the lenders from time to time party thereto, Citizens Bank, N.A., as the administrative agent, as an LC issuer, and as the swing line lender (the “Credit Agreement”). The Credit Agreement replaces the Company’s prior credit facility with TD Bank, N.A., which was repaid using borrowings under the Credit Agreement and terminated on October 28, 2025.  The Credit Agreement established a $100 million five-year senior secured revolving credit facility and provides for the extension of credit to the Company in the form of revolving loans, swing line loans and letters of credit, at any time and from time to time during the term of the Credit Agreement. See Note I, Debt, for additional information regarding the terms of the Credit Agreement, including repayment terms, interest rates, and applicable loan covenants. Under the terms of the Credit Agreement, the Company is subject to restrictive covenants that limit our ability to, among other things, incur additional indebtedness, pay dividends, or make other distributions, and consolidate, merge, sell or otherwise dispose of assets, as well as financial covenants that require us to maintain a maximum senior net leverage ratio and a minimum interest coverage ratio.  These covenants may limit how we conduct our business, and in the event of certain defaults, our repayment obligations may be accelerated.

The Company was in compliance with all its covenants under the Credit Agreement as of October 3, 2026 and through the date of filing this Form 10-Q. The Company has $61 million available on its line of credit under the Credit Agreement as of October 3, 2026.

Cash, cash flow from operating activities and funds available under the revolving credit portion of the Credit Agreement are expected to be sufficient to cover future foreseeable working capital requirements in the short-term (i.e., the next 12 months from October 3, 2026) and separately in the long-term (i.e., beyond the next 12 months). However, the Company cannot provide any assurances of the availability of future financing or the terms on which it might be available. In addition, the interest rate on borrowings under the Credit Agreement varies based on our senior net leverage ratio, and the Credit Agreement requires us to maintain a senior net leverage ratio not to exceed 3.50 to 1 and an interest coverage ratio to be not less than 3.00 to 1. A decrease in earnings due to the impact of economic conditions and inflationary pressures or the resulting harm to the financial condition of our customers, or an increase in indebtedness incurred to offset such a decrease in earnings, would have a negative impact on our senior net leverage ratio and our interest coverage ratio, which in turn would increase the cost of borrowing under the Credit Agreement and could cause us to fail to comply with the covenants under the Credit Agreement.

In addition to funding capital requirements, we may use available cash to pay down our indebtedness, to make investments, which may include investments in publicly traded securities, or to make acquisitions that we believe will complement or expand our existing businesses.

As of the end of the third quarter of 2026, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Adjusted Net Income from Continuing Operations is defined as net income from continuing operations excluding, when incurred, gains or losses that we do not believe reflect our ongoing operations, including, for example, the impacts of impairment losses, gains/losses on the sale of subsidiaries, property and facilities, bargain purchase gains, acquired inventory step-up adjustments, transaction expenses primarily relating to acquisitions and divestitures, factory start-up costs, factory relocation expenses, executive severance, and restructuring costs. This measure also excludes credit agreement refinancing expenses, when applicable, because we do not believe these expenses are reflective of our ongoing operations.  Adjusted Net Income from Continuing Operations is a tool that can assist management and investors in comparing our performance on a consistent basis across periods by removing the impact of certain items that management believes do not directly reflect our underlying operating performance.

Adjusted Earnings Per Share from Continuing Operations is defined as earnings per share from continuing operations excluding, when incurred, certain per share gains or losses that we do not believe reflect our ongoing operations, including, for example, the impacts of impairment losses, gains/losses on the sale of subsidiaries, property and facilities, bargain purchase gains, acquired inventory step-up adjustments, transaction expenses primarily relating to acquisitions and divestitures, factory start-up costs, factory relocation expenses, executive severance, and restructuring costs. This measure also excludes credit agreement refinancing expenses, when applicable, because we do not believe these expenses are reflective of our ongoing operations.  We believe that Adjusted Earnings Per Share from Continuing Operations provides important comparability of underlying operational results, allowing investors and management to assess operating performance on a consistent basis from period to period.

Adjusted EBITDA from Continuing Operations is defined as net income from continuing operations before interest expense, provision for income taxes, and depreciation and amortization and excluding, when incurred, the impacts of certain losses or gains that we do not believe reflect our ongoing operations, including, for example, impairment losses, gains/losses on sale of subsidiaries, property and facilities, bargain purchase gains, acquired inventory step-up adjustments, transaction expenses primarily relating to acquisitions and divestitures, factory start-up costs, factory relocation expenses, executive severance, and restructuring expenses.  This measure also excludes credit agreement refinancing expenses, when applicable, because we do not believe these expenses are reflective of our ongoing operations. Adjusted EBITDA from Continuing Operations is a tool that can assist management and investors in comparing our performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our underlying operations.

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

Reconciliation of Non-GAAP Measures

Adjusted Net Income from Continuing Operations and Adjusted Earnings per Share from Continuing Operations Calculation

For the Three and Nine Months ended October 3, 2026 and September 27, 2025

($000's, except for per share data)

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net income from continuing operations as reported per generally accepted accounting principles (GAAP)	$3,446	$579	$9,735	$4,782

Earnings per share from continuing operations as reported under generally accepted accounting principles (GAAP):

Basic	$0.57	$0.10	$1.62	$0.78
Diluted	$0.57	$0.10	$1.61	$0.78

Adjustments:

Restructuring (a)	-	285	-	2,172
Bargain purchase gain	-	-	(6,529)	-
Acquisition related transaction costs	3	-	195	-
Acquired inventory step up adjustment	239	-	331	-
Non-GAAP tax impact of adjustments (1)	(63)	(60)	1,557	(459)

Total adjustments (Non-GAAP)	179	225	(4,446)	1,713

Adjusted net income from continuing operations (Non-GAAP)	$3,625	$804	$5,289	$6,495

Adjusted earnings per share from continuing operations (Non-GAAP):

Basic	$0.60	$0.13	$0.88	$1.06
Diluted	$0.60	$0.13	$0.88	$1.06
(1) We estimate the tax effect of the items identified to determine a non-GAAP annual effective tax rate applied to the pre-tax amount in order to calculate the non-GAAP provision for income taxes.

(a) consists of personnel-related and facility costs

Reconciliation of Non-GAAP Measures

Adjusted EBITDA From Continuing Operations Calculation

For the Three and Nine Months ended October 3, 2026 and September 27, 2025

($000's)

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025

Net income from continuing operations as reported per generally accepted accounting principles (GAAP)	$3,446	$579	$9,735	$4,782

Interest expense	666	688	1,775	2,019
Provision for income taxes	1,384	298	3,410	1,422
Depreciation and amortization	1,898	1,633	5,107	4,847
Restructuring (a)	-	285	-	2,172
Bargain purchase gain	-	-	(6,529)	-
Acquisition related transaction costs	3	-	195	-
Acquired inventory step up adjustment	239	-	331	-

Adjusted EBITDA from continuing operations (non-GAAP)	$7,636	$3,483	$14,024	$15,242

(a)  consists of personnel-related and facility costs

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of the Company’s status as a smaller reporting company pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is not required to provide information under this Item 3.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of October 3, 2026, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Exchange Act Rule 13a-15.  As defined in Exchange Act Rules 13a-15(e) and 15d-15(e), “the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”

The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO have concluded that these controls and procedures are effective at the “reasonable assurance” level as of October 3, 2026.

Changes in Internal Control Over Financial Reporting:

During the period covered by this Form 10-Q, there were no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company is a party to various legal proceedings from time to time related to its normal business operations. As of the end of the quarter ended October 3, 2026, the Company does not have any material pending legal proceedings, other than as set forth in Part I, Item 3, Legal Proceedings, of the 2025 Form 10-K, or any material legal proceedings known to be contemplated by governmental authorities.

ITEM 1A – RISK FACTORS

The Company’s business is subject to several risks, some of which are beyond its control. In addition to the other information set forth in this Form 10-Q, the Company’s shareholders should carefully consider the risk factors discussed in Part I, Item 1A, Risk Factors, of the 2025 Form 10-K. These risk factors could have a material adverse effect on the Company’s business, results of operations, financial condition and/or liquidity and could cause our operating results to vary significantly from period to period. As of the date of this Form 10-Q, there have been no material changes to the risk factors disclosed in the 2025 Form 10-K. The Company may disclose changes to such risk factors or disclose additional risk factors from time to time in its future filings with the SEC. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition, or operating results.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 30, 2025, the Board approved a share repurchase program authorizing the Company to repurchase up to 400,000 shares of the Company’s common stock over a five-year term expiring in April 2030.  The Company’s share repurchase program does not obligate it to acquire the Company’s common stock at any specific cost per share. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.  Below is a summary of the Company’s share repurchases during the third quarter of 2026 under the share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
July 5, 2026 - August 1, 2026	-	-	-	256,275

August 2, 2026 - August 29, 2026	-	-	-	256,275

August 30, 2026 - October 3, 2026	-	-	-	256,275

Total	-	-	-	256,275

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

(a) None.

(b) None.

(c) During the third quarter of 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

101)

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2026 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended October 3, 2026 and September 27, 2025; (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended October 3, 2026, and September 27, 2025; (iii) Condensed Consolidated Balance Sheets (Unaudited) as of October 3, 2026 and January 3, 2026; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) for the nine months ended October 3, 2026 and September 27, 2025; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended October 3, 2026 and September 27, 2025 and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited) (submitted herewith).

104)	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE EASTERN COMPANY
(Registrant)
DATE: November 10, 2026	/s/ Ryan Schroeder
Ryan Schroeder President and Chief Executive Officer

DATE: November 10, 2026	/s/ Nicholas Vlahos
Nicholas Vlahos Vice President and Chief Financial Officer

